Form 10-K
period 1993-12-31
FIRST BANK SYSTEM INC
filed 1994-03-01
CIK 36104

FORM 10-K COVER PAGE - SEE PAGE 79










                                FIRST BANK SYSTEM

                     1993 INTEGRATED ANNUAL REPORT / FORM 10-K







                                   -COVER-

ABOUT THE COMPANY

First Bank System, Inc. is a regional bank holding company primarily serving Minnesota, Colorado, Montana, North Dakota, South Dakota, and Wisconsin through 181 banking locations and 24 offices of additional nonbank subsidiaries. Headquartered in Minneapolis with $26.4 billion in assets, First Bank System has three core businesses: Retail and Community Banking, Commercial Banking, and the Trust and Investment Group.


 1   Financial Summary

 2   Letter to Shareholders

 4   FBS Priorities

 6   Retail & Community Banking

 8   Commercial Banking

10   Trust & Investment Group

12   Management's Discussion & Analysis

19   Statement of Income Analysis

25   Corporate Risk Profile

39   Fourth Quarter Results

40   Consolidated Financial Statements

44   Notes to Consolidated Financial Statements

70   Report of Management & Report of Independent Auditors

71   Five-Year Consolidated Financial Statements

73   Quarterly Consolidated Financial Data

74   Five-Year Consolidated Daily Average Balance Sheet & Related Yields & Rates

79   Form 10-K

83   Executive Officers & Directors

84   FBS Locations

85   Corporate Data


Graphs illustrate the following information:

                                       1990        1991         1992        1993
- ----------------------------------------------------------------------------------
Return on Average Common Equity*       2.7         13.1         12.0        16.4
(Percent)

Earnings Per Share*                    0.36        1.79         1.96        2.83
(Dollars)

Shareholders' Equity to
Assets Ratio                           6.5         7.8          8.7         8.5
(Percent)


*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.


(Inside Front Cover)

FINANCIAL SUMMARY


                                                                                           % CHANGE
(Dollars in Millions, Except Per Share Amounts)                 1993           1992        1992-1993
- ----------------------------------------------------------------------------------------------------
FOR THE YEAR
Income before Cumulative Effect of Accounting
  Changes and Merger-related Charges . . . . . .              $  348.0       $  236.3         47.3
Merger-related Charges . . . . . . . . . . . . .                 (50.0)         (81.8)        38.9
Cumulative Effect of Accounting Changes. . . . .                    --          157.3           **
                                                           --------------------------
Net Income . . . . . . . . . . . . . . . . . . .              $  298.0       $  311.8         (4.4)
                                                           --------------------------
                                                           --------------------------

PER COMMON SHARE
Income before Cumulative Effect of
  Accounting Changes and Merger-related Charges               $   2.83       $   1.96         44.4
Merger-related Charges . . . . . . . . . . . . .                  (.44)          (.78)        43.6
Cumulative Effect of Accounting Changes. . . . .                    --           1.49           **
                                                           --------------------------
Net Income . . . . . . . . . . . . . . . . . . .              $   2.39       $   2.67        (10.5)
                                                           --------------------------
                                                           --------------------------
Dividends Paid . . . . . . . . . . . . . . . . .              $   1.00       $    .88         13.6

Common Shareholders' Equity  . . . . . . . . . .              $  18.09       $  17.09          5.9
                                                           -----------------------------------------

RETURN ON AVERAGE ASSETS before
  Cumulative Effect of Accounting Changes and
  Merger-related Charges . . . . . . . . . . . .                  1.36%          1.00%          **
Merger-related Charges . . . . . . . . . . . . .                  (.19)          (.35)          **
Cumulative Effect of Accounting Changes. . . . .                    --            .67           **
                                                           --------------------------
Return on Average Assets . . . . . . . . . . . .                  1.17%          1.32%          **
                                                           --------------------------
                                                           --------------------------

RETURN ON AVERAGE COMMON EQUITY before
  Cumulative Effect of Accounting Changes and
  Merger-related Charges . . . . . . . . . . . .                  16.4%          12.0%          **
Merger-related Charges . . . . . . . . . . . . .                  (2.6)          (4.7)          **
Cumulative Effect of Accounting Changes. . . . .                    --            9.1           **
                                                           --------------------------
Return on Average Common Equity  . . . . . . . .                  13.8%          16.4%          **
                                                           --------------------------
                                                           --------------------------
Net Interest Margin  . . . . . . . . . . . . . .                  5.07%          4.85%          **
Efficiency Ratio before Merger-related Charges                    59.8%          64.7%          **

AT YEAR END
Loans. . . . . . . . . . . . . . . . . . . . . .               $18,779        $17,076         10.0
Allowance for Credit Losses  . . . . . . . . . .                   423            448         (5.6)
Assets . . . . . . . . . . . . . . . . . . . . .                26,385         26,625          (.9)
Deposits . . . . . . . . . . . . . . . . . . . .                21,031         21,188          (.7)
Total Shareholders' Equity . . . . . . . . . . .                 2,245          2,318         (3.1)
Common Equity to Total Assets. . . . . . . . . .                   7.5%           7.3%          **
Shareholders' Equity to Total Assets . . . . . .                   8.5            8.7           **
Tier 1 Capital Ratio . . . . . . . . . . . . . .                   9.2            9.5           **
Total Risk-based Capital . . . . . . . . . . . .                  13.3           12.6           **



** NOT MEANINGFUL


Graphs illustrate the following information:

                                       1990        1991         1992        1993
- ----------------------------------------------------------------------------------
Return on Average Assets*              0.22        0.90         1.00        1.36
(Percent)

Efficiency Ratio*                      75.1        67.8         64.7        59.8
(Percent)

Allowance Coverage Ratio
of Nonperforming Loans                 104         142          179         269
(Percent)


*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.


LETTER TO SHAREHOLDERS

"THE WINNERS WILL BE BANKS THAT CAN CREATE SHAREHOLDER VALUE BY FULLY INTEGRATING ACQUISITIONS AND CONTINUOUSLY IMPROVING PRODUCTIVITY AND CUSTOMER SATISFACTION."

A year ago First Bank System set three goals: realize the value of acquisitions through integration, grow core businesses, and maintain a fortress balance sheet. We've done exactly that. And in the process, we've achieved strong earnings, announced significant stock repurchase plans, and raised our common stock dividend.

   Our financial performance is approaching the highest levels of the banking industry. Our goal remains to become one of the nation's best banks, in terms of market share and long-term profitability. We'll accomplish this by building high-performing banking franchises where we can create and sustain market leadership -- a mission we believe will lead to greater shareholder value.

   As the banking industry continues its rapid consolidation, the winners will be banks that can create shareholder value by fully integrating acquisitions and by continuously improving productivity and customer satisfaction.

ACQUISITION INTEGRATION - Our strong performance reflects significant changes in our operations. Last year we integrated virtually all of our existing operations and five acquisitions -- totaling nearly one-third of our $26.4 billion in assets -- into one organization designed around markets and individual customers. All of this was accomplished on time with minimal disruption in customer service and while achieving our financial objectives.

   We now have more complete and easily accessible customer data. Our customers can walk into any of our nearly 200 locations and our bankers can instantly view the entire customer banking relationship on a computer screen. This allows for more effective cross-selling and better positions FBS for interstate branching.

   Centralizing our operations has helped make us a low-cost producer, which we believe is absolutely essential for future success. Our efficiency ratio, the measure of expenses to revenues, improved to 59.8 percent from 64.7 percent a year ago. FBS now ranks among the nation's most efficient banking organizations.

   Our ability to increase productivity and our proven integration model are valuable assets. FBS has integrated its last three major acquisitions at a progressively faster pace -- the integration of Colorado National Bankshares was completed in just two months -- enabling each transaction to contribute to earnings in its first full year.

CORE BUSINESS GROWTH - Leading market shares in attractive, healthy communities and a pervasive sales and service culture also bode well for growth. We continued to strengthen our regional banking franchise, which is our engine for earnings, through both internal growth and acquisitions. All three of our core businesses -- Retail and Community Banking,

Table entitled "Managing Capital for Shareholder Value"

16 percent common dividend increase, announced 2/94.

$159 million preferred stock redemption, announced 1/94.

$200 million common stock repurchase in conjunction with Boulevard Bancorp acquisition, announced 9/93.

$125 million preferred stock repurchase, announced 9/93.

11 percent common dividend increase, announced 2/93

$75 million common stock repurchase in conjunction with Bank Shares Inc. acquisition, announced 1/93.

Commercial Banking, and the Trust and Investment Group -- has solid earnings gains in 1993.

   Despite a sluggish economy last year, both net interest income and fee income grew. Total loans were up substantially as the result of a strong home equity loan promotion, aggressive small and middle-market business lending, and loans to mortgage bankers, a commercial banking niche. We also are encouraged by the performance of several products with great growth potential, such as our mutual funds and Visa Corporate and Procurement Cards.

   We completed or announced eight acquisitions. The completion of the previously announced acquisition of Colorado National Bankshares, Inc. made us the largest banking organization in Colorado. We announced plans to acquire J.P. Morgan's domestic corporate trust business, and announced deals that will strengthen our retail banking market shares in Duluth and Mankato, Minnesota, and Bismarck, North Dakota. In January the Federal Reserve Board approved our acquisition of Boulevard Bancorp, which will mark our entry into the attractive Chicago market.

FORTRESS BALANCE SHEET - Meanwhile, we maintained a fortress balance sheet. Credit quality continued to improve last year while our reserve coverage for nonperforming loans far exceeded the industry average. Our capital ratios remain strong, giving us flexibility in pursuing an aggressive acquisition strategy and in repurchasing common and preferred stock. During 1993 we announced plans to repurchase $275 million of common stock and $125 million of preferred stock. In January we announced our intention to call an additional $159 million of preferred stock. As a result of our successful acquisition integration and strengthened capital position, our debt and preferred stock ratings were upgraded by Standard & Poor's Corp. in August and by Moody's Investors Services in January 1994.

FBS'S GOALS - While our 1993 accomplishments are gratifying, much work lies ahead. We will continue to grow our core businesses, be ever vigilant on cost control and asset quality, and approach acquisitions conservatively as to location and price.

   All of these efforts will continue to be guided by a disciplined commitment to shareholder value. We further sharpened our shareholder focus this past year by more closely tying the personal fortunes of our top 180 managers to the success of FBS. We are strongly encouraging these senior managers to own approximately one to five times their salaries in FBS stock within five years. This target for management stock ownership is among the most aggressive in the banking industry.

   Achieving our performance objectives will help us realize our vision of becoming one of the nation's best banks. Our strategy for getting there isn't flashy -- we're simply focusing on the basics of our business. Superior management of the fundamentals is what distinguishes the truly great banks from the rest of the industry. We believe it also is the surest way to reward our shareholders.


/s/ John F. Grundhofer

JOHN F. GRUNDHOFER
Chairman, President and
Chief Executive Officer
February 16, 1994

"WE FURTHER SHARPENED OUR SHAREHOLDER FOCUS THIS PAST YEAR BY MORE CLOSELY TYING THE PERSONAL FORTUNES OF OUR TOP 180 MANAGERS TO THE SUCCESS OF FIRST BANK SYSTEM."

FIRST BANK SYSTEM
PRIORITIES

"WE BELIEVE STICKING TO THE BASICS OF OUR BUSINESS IS THE RIGHT COURSE FOR CREATING SHAREHOLDER VALUE"

What distinguishes the nation's best banks from the pack? Superb management of banking fundamentals: core business focus, cost control, asset quality, and disciplined acquisitions. At First Bank System, we believe sticking to the basics of our business is the right course for creating shareholder value. These fundamentals are FBS's priorities for the years ahead.

CORE BUSINESS STRENGTH --> FBS focuses on three core businesses that are the company's traditional strengths: Retail and Community Banking, Commercial Banking, and the Trust and Investment Group. In each of these businesses, our goal is to attain the leading share in the markets we serve.
        We already have strong market positions in five of the six states in which we do business. As measured by deposits, we have the lead market shares in the Twin Cities and Denver. This gives us the critical mass to be an efficient, highly profitable retailer of financial services.
        Our markets are attractive and healthy. They exceed the U.S. averages for employment growth, housing starts, household growth, and median income. In fact, 12 FBS markets, including Minneapolis/St. Paul and Denver, recently ranked in the top quartile of MONEY magazine's "Best Places to Live." All but one of our locations ranked in the top half.

EFFICIENCY --> One of our long-term goals is to reduce noninterest expenses to just over half of every dollar of revenue. We believe we can improve our efficiency ratio of 59.8 percent -- down from nearly 80 percent four years ago -
- - to the mid 50s within two years, and ultimately to the low 50s. Most of the improvement to date has resulted from centralizing our back office, standardizing products, and investing in technology.
        While we see further benefits from technology, most of our future improvement will come from constantly reengineering our operations to improve productivity, customer service, and our cross-sell ratio.
        Another big part of our efficiency efforts is the culture at FBS. Everyone understands the importance of controlling costs. Individual incentives have helped create a new culture in which the pursuit of cost reductions is relentless.

Table entitled, "Recent Acquisitions"

J. P. Morgan Corporate Trust, New York/National, closing in the second quarter of 1994.
Assets:  N/A

First Financial Investors, Inc., Minnesota, closing in the second quarter of 1994.
Assets:  $200 million.

United Bank of Bismarck, North Dakota, closing the second quarter of 1994.
Assets: $123 million.

Boulevard Bancorp, Illinois, closing in the first quarter of 1994.  Assets:
$1,600 million.

American Bankshares of Mankato, Minnesota, closing in the first quarter of 1994.

Assets:  $116 million.

Republic Acceptance Corporation, Minnesota, closed in the second quarter of 1993.
Assets:  $39 million.

Colorado National Bankshares, Inc., Colorado, closed in the second quarter of 1993.
Assets:  $3,000 million.

U.S. Bancorp Bond Indenture, Washington/Oregon, closed in the first quarter of 1993.
Assets:  N/A

Bank Shares Inc., Minnesota, closed in the fourth quarter of 1992.  Assets:
$2,100 million.

Western Capital Investment Corp., Colorado, closed in the fourth quarter of 1992.
Assets:  $2,500 million.

Table entitled, "FBS Leading Market Shares," based on June 30, 1993 data.

Minnesota, 23 percent deposit share, rank: first.

Twin Cities, 30 percent deposit share, rank: first.

Colorado, 19 percent deposit share, rank:  first.

Denver, 21 percent deposit share, rank:  first.

Montana, 14 percent deposit share, rank: first.

South Dakota, 5 percent deposit share excluding credit card banks, rank:
second.

North Dakota, 9 percent deposit share, rank:  third.


ACQUISITION & INTEGRATION --> Our acquisition strategy is to build shareholder value by leveraging existing strengths and further improving our productivity. All seven FBS acquisitions in the past two years have increased shareholder value. All are integrally related to our three core businesses and all strengthened existing market shares.
        We've achieved substantial cost reductions quickly. We've realized annualized savings of more than $100 million from integrating the acquisitions of Bank Shares Inc., Western Capital Investment Corp., and Colorado National Bankshares.
        Part of our integration strategy is to create a highly efficient branching system that is convenient for our customers. Our 181 branches have an average of more than $100 million in deposits. FBS has the third highest deposits per branch among 27 regional banks. Our automated teller machines outnumber our branches by more than four to one, compared to a median of 1.3 times for our peers.
        We'll continue to pursue a disciplined acquisition strategy to create shareholder value.

ASSET QUALITY --> FBS has grown its loan portfolio over the past three years while significantly improving asset quality. Our 1.20 percent ratio of nonperforming assets to loans plus other real estate owned is well below the industry average. We also have one of the strongest reserve coverage ratios, at 269 percent of nonperforming loans. Equally important, net charge-offs declined 26 percent last year.
        The improvement is the result of a stronger economy and better credit management throughout FBS. In our commercial bank, a disciplined credit culture characterized by individual lender accountability and prudent credit policies and processes has significantly reduced problem loans. Consumer credit quality has been strengthened through more powerful statistical credit evaluation models and aggressive credit line management. Consumer credit control and efficiency improvements include an automated decision-making system and a sophisticated delinquent loan collection system.

CAPITAL STRENGTH --> FBS has one of the highest shareholders' equity-to-assets ratios of the 27 regional banks in our peer group. Our strong capital base enables us to pursue acquisitions while maintaining solid protection for depositors and creditors.
        To effectively manage our capital, last year FBS announced $400 million in common and preferred stock repurchases, including 6.5 million shares related to the acquisition of Boulevard Bancorp. In January FBS announced its intention to call an additional $159 million of preferred stock.
        A more detailed explanation of these priorities and our financial performance is found in Management's Discussion and Analysis starting on page 12.

"WE'VE REALIZED ANNUALIZED SAVINGS OF MORE THAN $100 MILLION FROM INTEGRATING RECENT ACQUISITIONS."

RETAIL & COMMUNITY
        BANKING


- --------------------------------------------------------------------------------
COMMUNITY BANKING

BUSINESS DESCRIPTION

FBS serves more than 1.3 million consumers and small and middle-market businesses in six states through 181 banking locations, 1,021 automated teller machines, and 24-hour FastLine telephone service. Our core customers -- those with checking accounts -- have an average of 3.2 accounts with FBS.

1993 HIGHLIGHTS

- - Integrated operations of all existing and acquired banks. - Created a $7 billion bank in Colorado, the state's largest. - Strengthened Minnesota and North Dakota presence through acquisitions and announced Illinois entry. - Grew consumer loans 10 percent and business loans 13 percent. - Implemented market segmentation strategy. - Sold $313 million in mutual funds through our retail bank, including $103 million in our First American mutual funds.

- --------------------------------------------------------------------------------
MORTGAGE BANKING

BUSINESS DESCRIPTION

FBS Mortgage is one of the largest residential mortgage lender in our six-state region. Home loan origination totaled $6.8 billion in 1993. At year end, our mortgage servicing portfolio was $11.3 billion.

1993 HIGHLIGHTS

- - Increased home loan origination volume 51 percent over 1992. - Expanded affordable lending activities: FBS provided $594 million in loans to 8,800 low- and moderate-income families. - Exited the correspondent mortgage loan business.
- - Reduced our servicing delinquency performance to nearly half the national average. - Cut loan servicing costs to 12 percent below the average for our peer banks. - Developed and tested a new laptop computer loan origination program and continued to develop artificial intelligence underwriting software.

- --------------------------------------------------------------------------------
PAYMENT SYSTEMS

BUSINESS DESCRIPTION

FBS is the largest issuer of Visa Corporate and Procurement Cards, as well as a leading issuer of Visa Business Cards. These products help companies and governments of all sizes manage their purchasing. We also have 1.8 million Visa consumer credit cards outstanding. FBS is the nation's fifth largest processor of Visa and MasterCard transactions, serving approximately 60,000 merchants. Our card products are distributed through more than 2,700 agent banking locations and other outlets. FBS also processes transactions for 1,500 agent and Fastbank automated teller machines (ATMs).

1993  HIGHLIGHTS

- - Increased Visa sales to $6 billion and became the ninth largest Visa card issuer nationally. - Signed more than 100 Corporate Payment Systems accounts, increasing FBS's Fortune 100 relationships to 42 and Fortune 500 relationships to more than 100. - Increased Visa Procurement Card sales volume 91 percent, giving FBS the largest share of this emerging national market. - Increased ATM processing volume 10 percent to 61 million transactions and grew merchant processing volume 36 percent to $10.2 billion. - In January 1994 we were awarded the WorldPerks Visa Card program from Northwest Airlines.

Graphs illustrate the following information:

Pie chart shows that the Retail and Community Banking Group accounts for 61 percent of FBS's net income.


                               1991        1992         1993
- ------------------------------------------------------------

Efficiency Ratio*              72.4        69.1         63.6
(Percent)

Net Interest Income            741         816          907
(in Millions)


*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.


LOOKING AHEAD
- --------------------------------------------------------------------------------

FOCUS ON CONSUMERS: MARKET SEGMENTATION --> FBS is sharpening its focus on customers through market segmentation. Segmentation is based on the concept that consumers can be grouped by similar behaviors -- in our case, the way they acquire and use financial products and services. We have identified seven categories into which FBS customers are grouped: Affluent, Emerging Affluent, Savings/Planners, Empty Nesters, Basic Banking, Growing Needs, and Mass Market. Every branch strives to meet the needs of the market segments most prevalent in its trade area.
        We believe this strategy will make FBS a more powerful marketer. Based on the needs of these segments, branches are designing promotions, determining staffing, identifying merchandising opportunities, and even fine-tuning the layout of our banking offices.
        We measure our progress in each branch by its efficiency ratio, revenue per full-time employee, and revenue per square foot. Next year we'll compare the performance of branches targeting the same market segments. The "best practices" of the top branches will be implemented across FBS.

BUSINESS BANKING: GROWING MARKET SHARE --> We grew our small and middle-market business loan portfolio 13 percent last year, largely by outselling the competition. We expanded our business banking hubs, which service larger companies, to put more of our bankers closer to the customer. In addition, our Mainstreet Loan Centers now serve every FBS market, providing standardized commercial bank products and 48-hour loan request turnaround for businesses with annual sales under $1 million. Expanding our capabilities geographically leveraged our main competitive advantages: size, a wide range of business products, and lending expertise.

INTEGRATION: UNIFYING FBS --> Low-cost producers will be the banking industry's winners. Last year FBS completed five major systems conversions. FBS now has one set of systems supporting virtually all of its products in every location, a unified communications network, and centralized processing for every bank customer transaction.
        Standard products and seamless technology are an excellent foundation for cost control and superior account relationship management. We now have more complete and easily accessible customer data and can more quickly deliver new or enhanced products at attractive prices. We also can more effectively cross-sell our products and services.
        In the year ahead, we will continue the integration of Rocky Mountain BankCard System into our credit card operations. Integration has made FBS more productive. That's good for our customers, employees and, ultimately, our shareholders.

CORPORATE PAYMENT SYSTEMS: A RAPID GROWTH MARKET --> FBS is the nation's largest issuer of Visa Corporate and Procurement Cards, and a leading issuer of Visa Business Cards. We're a dominant force in business travel planning through marketing agreements with 15 of the nation's 25 largest travel agencies. These agreements have made FBS the payment system of choice for more than 100 Fortune 500 companies.
        We see tremendous opportunity for growth. For example, only a fifth of U.S. companies currently use corporate cards. And card issuers have barely scratched the $300 billion annual market for procurement cards, which are used by select employees to purchase goods and services. FBS is committed to remaining a leader in corporate charge cards. Our goal is to have two million corporate cards and 400,000 procurement cards in circulation by the year 2000.


Graphs illustrate the following information:


(in Millions)                  1991        1992         1993
- -------------------------------------------------------------

Net Income*                    95          133          211

Noninterest Income             318         322          329


*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.


COMMERCIAL BANKING
- --------------------------------------------------------------------------------
COMMERCIAL LENDING

BUSINESS DESCRIPTION

FBS's Commercial Banking Group takes and manages credit risk and markets competitively priced products to businesses in our markets with annual revenues greater than $25 million.

1993 HIGHLIGHTS

- - Strengthened our position as the leading commercial lender in the Twin Cities, despite reduced demand for larger corporate commercial credit industry-wide. - Reduced nonperforming assets 44 percent to $87 million.

- --------------------------------------------------------------------------------
MORTGAGE BANKING SERVICES

BUSINESS DESCRIPTION

FBS is among the nation's largest providers of credit and other financial services to mortgage bankers.

1993 HIGHLIGHTS

- - Achieved a 60 percent increase in loan commitments. - Grew our customer base 14 percent. - Strengthened client relationships by providing cash management and custodial services tailored for the industry; two-thirds of Mortgage Banking Services' customers also use FBS for other financial services.

- --------------------------------------------------------------------------------
REAL ESTATE LENDING

BUSINESS DESCRIPTION

FBS provides credit and other financial products and services to select real estate developers for the development, renovation, expansion, acquisition or refinance of their real estate projects.

1993 HIGHLIGHTS

- - Assembled a strong team of real estate professionals to provide expertise to our clients. - Established major relationships with premier developers of regional malls, community centers, and industrial and residential projects.

- --------------------------------------------------------------------------------
CASH MANAGEMENT

BUSINESS DESCRIPTION

FBS, one of the region's largest cash management services providers, helps companies achieve effective treasury operations by offering a full range of depository, disbursement, collection, and information services.

1993 HIGHLIGHTS

- - Implemented product enhancements that were "firsts" in our markets, including a PC-based batch wire transfer system and image technology in wholesale lockbox processing. - Became the first bank in our markets to provide on-line availability of ACH Notifications of Change and Return Items. - Delivered identical products across all FBS markets through centralization of product management and operations.

- --------------------------------------------------------------------------------

CORPORATE PRODUCTS

BUSINESS DESCRIPTION

FBS provides value-added services to businesses, including foreign exchange, trade finance, corporate finance, and loan syndication.

1993 HIGHLIGHTS

- - Achieved record year in foreign exchange revenue and profitability. - Expanded correspondent banking relationships in emerging international markets to facilitate our clients' trade flows. - Successfully underwrote and syndicated several large financings for regional middle-market companies.

Graphs illustrate the following information:

Pie chart shows that the Commercial Banking Group accounts for 28 percent of FBS's net income.


                               1991        1992         1993
- ------------------------------------------------------------

Efficiency Ratio*              39.1        37.4         34.6
(Percent)

Net Interest Income            182         183          212
(in Millions)


*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.

LOOKING AHEAD
- --------------------------------------------------------------------------------

COMMERCIAL LENDING: BUILDING RELATIONSHIPS --> More and more corporations today choose banks for their intellectual as well as their financial capital. Clients expect their bankers to be knowledgeable, creative financial advisors. FBS is committed to becoming the "bank of choice" for middle-market and large corporations in the markets we serve. Our goal is to deliver the highest quality products and services at competitive prices.
        We're attracting and retaining the best people, and dedicating ourselves to learning our clients' businesses. We take a proactive approach to meeting customer needs through a broad range of credit and noncredit products and services. These efforts are resulting in more satisfied clients and stronger account relationships.

TRAINING & TECHNOLOGY: GIVING BANKERS THE RIGHT TOOLS --> To be the best financial resource for our clients, FBS is investing in its people and in technology. The goal is to enable Relationship Managers to provide the best financial advice by understanding the client's business and the financial markets. We continue to invest in our people through development programs focusing on meeting client needs through innovative credit, corporate finance, and product expertise. Technology also enables us to be more productive. We have a computer network that provides immediate access to client information and quick access to outside information sources. Giving our bankers the right tools has led to better customer service and improved credit quality.

CASH MANAGEMENT: TECHNOLOGICALLY ADVANCED, SUPERIOR PRODUCTS --> FBS is one of the region's largest cash management service providers. We have special expertise in retailing. In the Twin Cities, for example, two-thirds of major retailers use our automated central cash vault for deposit processing and cash ordering. Standard product offerings and processes across FBS position us to leverage and expand this customer base throughout our region.
        Our Minnesota, Colorado and Montana controlled disbursement points have emerged as among the most effective in the country. We will emphasize enhancements to our electronic products to anticipate changes in niche markets and key industry segments, such as health care. We also will continue to exercise influence at the national level in such organizations as the National Automated Clearing House Association (NACHA) and the Bankers' Electronic Data Interchange (EDI) Council to help shape the future of our nation's payment systems.
        Quality products and economies of scale, along with highly skilled people, have made cash management a strong source of fee income and an effective tool for broadening customer relationships.

Graphs illustrate the following information:


(in Millions)                  1991        1992         1993
- ------------------------------------------------------------

Net Income*                    50          76           98

Noninterest Income             56          56           60


*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.


TRUST & INVESTMENT
       GROUP

- --------------------------------------------------------------------------------

CORPORATE TRUST

BUSINESS DESCRIPTION

FBS is one of the nation's 10 largest providers of trusteeship, paying agency, and custody services to debt issuers. We have 13 offices nationwide and $115 billion in administered assets.

1993 HIGHLIGHTS

- - Announced acquisition of J.P. Morgan & Co.'s domestic corporate trust business. - Completed acquisition of U.S. Bancorp trust offices in Washington and Oregon. - Created a new arbitrage rebate product, a mortgage assignment services product, and a government securities mutual fund. - Expanded Los Angeles office and opened an office in Frederick, Maryland.

- --------------------------------------------------------------------------------
INVESTMENT MANAGEMENT

BUSINESS DESCRIPTION

FBS provides asset management services to individuals and institutions through common, collective and mutual funds and individual portfolios. Assets under management: $22 billion.

1993 HIGHLIGHTS

- - Tripled mutual fund assets to $2.9 billion through new sales and collective fund conversions. - Achieved superior investment performance; most of our common and mutual funds outperformed their market indices. - Introduced three special equity common funds focusing on emerging growth, technology, and health care.

- --------------------------------------------------------------------------------
INVESTMENT SERVICES

BUSINESS DESCRIPTION

FBS's retail brokerage company distributes municipal and government bonds, equities, mutual funds, and annuities to correspondent banks, corporations, public agencies, and individuals.

1993 HIGHLIGHTS

- - Launched retail bank sales of proprietary mutual funds, attracting more than $100 million in assets. - Introduced new variable-rate annuity product. - Continued our position as one of Minnesota's largest underwriters and distributors of municipal bonds. - Increased our investment sales force from 12 to 130 people in bank branches across FBS.

- --------------------------------------------------------------------------------
PERSONAL TRUST

BUSINESS DESCRIPTION

FBS provides a wide range of investment advisory, administrative, and fiduciary services for individuals, families and charitable institutions.

1993 HIGHLIGHTS

- - Completed the integration of CNB and BSI acquisitions. - Redesigned account statements to provide customers with easier-to-read information.

- --------------------------------------------------------------------------------
INSTITUTIONAL TRUST

BUSINESS DESCRIPTION

FBS provides trustee, investment management, and custodial services,primarily for employee benefit plans.

1993 HIGHLIGHTS

- - Successfully initiated alliance with The Wyatt Co. to provide recordkeeping for large defined contribution plans. - Launched our Diamond Retirement Program, a full-service 401(k) plan product for businesses with 25 to 250 employees. - Converted 100 defined contribution plans representing nearly $100 million in assets, to the Diamond Retirement Program.

Graphs illustrate the following information:

Pie chart shows that the Trust & Investment Group accounts for 11 percent of FBS's net income.


                               1991        1992         1993
- ------------------------------------------------------------

Efficiency Ratio*              76.8        72.8         69.7
(Percent)

Net Interest Income            18          19           32
(in Millions)



*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.

LOOKING AHEAD

- --------------------------------------------------------------------------------

MANAGED ASSETS: A PLAN FOR GROWTH --> Critical to our success is the ability to grow managed assets. At the core of our business, managed assets provide not only a continuing source of fee income but also the opportunity to expand existing long-term relationships. Our goal is to become the preeminent asset manager in our region. We already have solid personal trust relationships that span generations and institutional trust relationships with small to large corporate retirement plan sponsors and major endowments and foundations. And our retail brokerage company is a leading municipal bond dealer and a key part of the mutual fund distribution system in our retail banks.
        Our strategy for growing assets is twofold: focus on existing customers and offer high quality, competitive products. We have an excellent opportunity to better penetrate our base of approximately 1.3 million retail and commercial banking customers. We're also focusing our distribution efforts on deepening our relationships with existing trust customers. To achieve these objectives, we've created referral incentives across FBS and substantially increased our sales force.
        Another critical element is offering the right products. Last year we introduced new products and tailored existing products for retail distribution, including our First American mutual funds, a variable-rate annuity, and our Diamond Retirement Program. These and other financial products are purchased on the expectation of superior investment performance and quality service. At FBS, we have a compelling story to tell. Last year, most of our 34 mutual funds and common funds outperformed their benchmark indices, some by significant margins. With $22 billion in assets under management, we have the size and diversity to provide a range of investment styles to meet the financial objectives of our customers.
        In 1994 we will continue to expand our investment products and services through the introduction of six new mutual funds, including an international fund, a technology fund, and two tax-free municipal funds. We also plan to offer a new asset allocation product, as well as to broaden our 401(k) plan product line and seek to expand our distribution channels through acquisitions and alliances.

CORPORATE TRUST: AN INDUSTRY LEADER --> FBS will be one of the nation's five largest providers of bond indenture services following the completion in the second quarter of our previously announced acquisition of J.P. Morgan & Co.'s domestic corporate trust business. The acquisition will increase our corporate trust business by more than 40 percent, adding 650 clients with 3,800 bond issues, and establish a significant New York presence for FBS.
        Excluding acquisitions, we grew trust fees 16 percent last year as the result of aggressive marketing and new product introductions. In southern California, for example, we've hired top talent and taken market share from competitors. We also expanded our geographic presence through the acquisition of U.S. Bancorp corporate trust units in Seattle and Portland, Oregon, the expansion of our Los Angeles office, and the opening of a new office in Frederick, Maryland.
        The market for corporate trust services is consolidating and FBS is committed to growing its already large market share. We have the economies of scale required for strong profitability, and we have invested in the technology needed for continued delivery of superior products. In 1994 we will introduce a new bondholder recordkeeping system. We will continue to expand our sales force and to develop derivative products for targeted market niches.


Graphs illustrate the following information:


(in Millions)                  1991        1992         1993
- ------------------------------------------------------------

Net Income*                    20          28           40

Noninterest Income             124         157          181


*Before merger-related charges and/or the cumulative effect of accounting changes in 1992 and 1993.


OVERVIEW DISCUSSION

     EARNINGS SUMMARY --> First Bank System, Inc. (the "Company") reported net earnings in 1993 of $298.0 million ($2.39 per share). Net income in 1993 included merger-related charges of $50.0 million ($0.44 per share), on an after-tax basis, recorded in connection with the acquisition of Colorado National Bankshares, Inc. ("CNB"). Net income for 1992 of $311.8 million ($2.67 per share) included merger-related charges of $81.8 million ($0.78 per share), on an after-tax basis, related to the acquisition of Western Capital Investment Corporation ("WCIC") and Bank Shares Incorporated ("BSI"), in addition to $157.3 million of income related to the cumulative effect of changes in accounting principles. Net income of $207.1 million was reported in 1991.
          Excluding merger-related charges, 1993 income totaled $348.0 million ($2.83 per share), an increase of $111.7 million, or 47.3 percent, compared with 1992 income of $236.3 million ($1.96 per share), before merger-related charges and cumulative effect of accounting changes.
          Net interest income on a taxable-equivalent basis for 1993 increased $132.8 million, or 13.0 percent, from the prior year. Net interest margin on a taxable-equivalent basis increased to 5.07 percent, up from 4.85 percent in the prior year. Net interest income improved during the past year as a result of increases in average earning assets of $1.7 billion, or
     8.2 percent, and average noninterest-bearing deposits of $1.6 billion, or
     33.4 percent.
          The provision for credit losses was $125.2 million in 1993 compared with provisions of $183.4 million in 1992 and $202.2 million in 1991. The reduction in the provision was due to improved credit quality during 1993 and a merger-related provision for credit losses of $13.6 million included in the 1992 amount.
          Noninterest income was $569.6 million in 1993, compared with $535.7 million in 1992, an increase of $33.9 million, or 6.3 percent. Noninterest income was $497.7 million in 1991. Trust fees, credit card fees, and service charges increased $45.4 million, or 12.9 percent, from 1992. From 1991 to 1992, these fees increased by $46.0 million, or 15.0 percent.
          Total noninterest expense in 1993 was $1,100.5 million compared to $1,114.3 in 1992. Merger-related charges of $72.2 million relating to the CNB acquisition were recorded in the second quarter of 1993. The charges relate to reorganization and restructuring costs, system conversions, customer communications, closing of redundant facilities, and other consolidation costs. Included in noninterest expense for 1992 were similar merger-related charges of $110.4 million associated with the acquisitions of WCIC and BSI. Excluding merger-related charges, noninterest expense for 1993 was $1,028.3 million, an increase of $24.4 million, or 2.4 percent, over 1992.
          The efficiency ratio, the measure of operating expenses to net revenue, improved to 59.8 percent in 1993 from 64.7 percent in 1992, excluding merger-related charges.
          Return on average common equity decreased from 16.4 percent in 1992 to
     13.8 percent in 1993 and return on average assets decreased from 1.32 percent to 1.17 percent over the same period. Excluding merger-related charges and the cumulative effect of accounting changes, return on average common equity increased from 12.0 percent in 1992 to 16.4 percent in 1993 and return on average assets increased from 1.00 percent to 1.36 percent for the same periods.
          Nonperforming assets at December 31, 1993, totaled $226.0 million, down $186.1 million, or 45.2 percent, from the total at December 31, 1992. Of this decrease, $90.8 million related to a decrease in other real estate, principally due to sales of properties. The ratio of the allowance for credit losses to nonperforming loans was 268.5 percent at December 31, 1993, compared with 179.1 percent at December 31, 1992.
          Results for 1993 and 1992 have been restated to reflect the acquisition of CNB, a $3.0 billion bank holding company, on May 28, 1993, which was accounted for using the pooling-of-interests method. The Company's results for 1992 also were restated to give effect to the December 18, 1992, acquisition of WCIC, a $2.5 billion bank holding company, which was accounted for using the pooling-of-interests method. Results for 1993 include the results of BSI, a $2.1 billion bank holding company, which was acquired on December 31, 1992. The BSI acquisition was accounted for using the purchase method, and, accordingly, had no effect on 1992 earnings.

TABLE 1 --> SELECTED FINANCIAL DATA


(Dollars in Millions, Except Per Share Amounts)                                1993       1992       1991       1990       1989
- ------------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis) . . . . . . . . . . . . . . . $1,150.6   $1,017.8   $  941.2   $  872.7   $  898.8
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . .    125.2      183.4      202.2      215.4      335.8
                                                                             -------------------------------------------------------
  Net interest income after provision for credit losses. . . . . . . . . . .  1,025.4      834.4      739.0      657.3      563.0
Investment securities gains. . . . . . . . . . . . . . . . . . . . . . . . .       .3        1.9        8.9        3.6       17.6
Other noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . .    569.3      533.8      488.8      434.0      467.5
Merger-related charges (including $26.4 related to ORE in 1992). . . . . . .     72.2      110.4        -          -          -
Other noninterest expense. . . . . . . . . . . . . . . . . . . . . . . . . .  1,028.3    1,003.9      969.3      981.0    1,091.1
                                                                             -------------------------------------------------------
  Income (loss) before income taxes and cumulative effect
    of changes in accounting principles. . . . . . . . . . . . . . . . . . .    494.5      255.8      267.4      113.9      (43.0)
Taxable-equivalent adjustment. . . . . . . . . . . . . . . . . . . . . . . .     17.7       22.7       34.4       48.1       63.6
Income taxes (credit). . . . . . . . . . . . . . . . . . . . . . . . . . . .    178.8       78.6       25.9        8.5      (19.8)
                                                                             -------------------------------------------------------
  Income (loss) before cumulative effect of changes in accounting principles    298.0      154.5      207.1       57.3      (86.8)
Cumulative effect of changes in accounting principles. . . . . . . . . . . .      -        157.3        -          -          -
                                                                             -------------------------------------------------------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  298.0   $  311.8   $  207.1   $   57.3   $  (86.8)
                                                                             -------------------------------------------------------
                                                                             -------------------------------------------------------
Return on average assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1.17%      1.32%      0.90%      0.22%     (0.30)%
Return on average common equity. . . . . . . . . . . . . . . . . . . . . . .     13.8       16.4       13.1        2.7       (7.9)
Net interest margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5.07       4.85       4.50       3.70       3.45
Efficiency ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     64.0       71.8       67.8       75.1       79.9
Efficiency ratio, excluding merger-related charges . . . . . . . . . . . . .     59.8       64.7       67.8       75.1       79.9

PER SHARE DATA:
Primary income before cumulative effect of accounting changes. . . . . . . . $    2.39  $    1.18  $    1.79  $     .36  $   (1.23)
  Cumulative effect of accounting changes. . . . . . . . . . . . . . . . . .      -          1.49       -          -          -
                                                                             -------------------------------------------------------
Primary net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . $    2.39  $    2.67  $    1.79  $     .36  $   (1.23)
                                                                             -------------------------------------------------------
                                                                             -------------------------------------------------------

Fully diluted income before cumulative effect of accounting changes. . . . . $    2.38  $    1.21  $    1.78  $     .36  $   (1.23)
  Cumulative effect of accounting changes. . . . . . . . . . . . . . . . . .      -          1.43       -          -          -
                                                                             -------------------------------------------------------
  Fully diluted net income (loss). . . . . . . . . . . . . . . . . . . . . . $    2.38  $    2.64  $    1.78  $     .36  $   (1.23)
                                                                             -------------------------------------------------------
                                                                             -------------------------------------------------------
Common dividends paid* . . . . . . . . . . . . . . . . . . . . . . . . . . . $    1.00  $     .88  $     .82  $     .82  $    1.44
                                                                             -------------------------------------------------------
AVERAGE BALANCE SHEET DATA:
Total loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  17,756  $  16,257  $  16,341  $  18,104  $  20,158
Total earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,695     20,983     20,916     23,597     26,045
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,575     23,592     23,075     25,856     28,609
Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,347     18,774     18,215     19,564     20,615
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       913        927      1,214      1,652      1,797
Common equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,957      1,720      1,402      1,246      1,342
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     2,305      2,099      1,684      1,510      1,573

YEAR-END BALANCE SHEET DATA:
Total loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  18,779  $  17,076  $  16,365  $  16,829  $  19,546
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,385     26,625     23,851     24,804     27,229
Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,031     21,188     19,145     19,378     20,436
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,015        822        948      1,506      1,733
Common equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,979      1,939      1,474      1,336      1,176
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     2,245      2,318      1,852      1,600      1,440
                                                                             -------------------------------------------------------

* DIVIDENDS PER SHARE HAVE NOT BEEN RESTATED FOR THE WCIC OR CNB MERGERS. CNB PAID COMMON DIVIDENDS OF $3.2 MILLION IN 1992 ($.28 PER CNB SHARE), AND $1.8 MILLION IN 1991, 1990, AND 1989 ($.16 PER CNB SHARE). WCIC DID NOT PAY DIVIDENDS IN THE YEARS SHOWN.

          In 1992, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes." The cumulative effect of this accounting change as of January 1, 1992, was $188.9 million. The Company also adopted SFAS 106, "Employer's Accounting for Postretirement Benefits Other than Pensions," which resulted in a cumulative effect of accounting change of $31.6 million as of January 1, 1992. For further information on accounting changes, see Note B of Notes to Consolidated Financial Statements on page 46.

DEVELOPMENTS DURING 1993

     The Company's goals for 1993 were to complete the integration of recent acquisitions in order to maximize their earnings potential, to grow the Company's three core businesses, and to maintain a fortress balance sheet. As discussed below, significant progress was made in 1993 to accomplish these objectives.
          On May 28, 1993, the Company completed the acquisition of CNB, formerly the largest independent commercial bank holding company in Colorado, with $3.0 billion in assets, $2.5 billion in deposits and $271 million in common equity, resulting in the issuance of approximately 20.6 million shares. As a result, the Company now has the leading market share in Colorado. The transaction was accounted for using the pooling-of-interests method. At closing, the Company recorded merger and restructuring charges totaling $72.2 million ($50.0 million on an after-tax basis).
          The integrations of CNB, WCIC and BSI were substantially completed in 1993. Annualized cost savings due to system conversions, centralization and consolidation of operations, and related personnel reductions aggregated more than $100 million in the fourth quarter of 1993. Pro forma for the BSI acquisition, average full-time equivalent employees were reduced by 9 percent.
          Reflecting the success of the Company's integration efforts, consistent increases in quarterly earnings, excluding merger-related charges, were achieved in 1993, with net income growing 48 percent from $64.7 million in the fourth quarter of 1992 to $95.9 million in the fourth quarter of 1993.
          During 1993, the Company announced agreements to purchase three institutions in markets in which the Company has an existing presence, serving to strengthen the Company's retail banking market shares in these communities. American Bancshares of Mankato, with approximately $116 million in assets, is the holding company for American National Bank, located in Mankato, Minnesota. First Financial Investors, Inc., with approximately $200 million in assets, is the holding company for St. Louis Bank for Savings, FSB, located in Duluth, Minnesota. United Bank of Bismarck, with approximately $123 million in assets is located in Bismarck, North Dakota. The American Bancshares of Mankato acquisition is expected to close in the first quarter of 1994, while the First Financial Investors, Inc. and United Bank of Bismarck acquisitions are expected to close in the second quarter of 1994.
          Also in 1993, the Company announced its intention to enter the attractive Chicago market through the acquisition of Boulevard Bancorp, Inc., a commercial bank holding company with $1.6 billion in assets, $1.2 billion in deposits, and $114 million in shareholders' equity. The Company expects to issue approximately 6.5 million common shares for Boulevard's outstanding common stock and existing stock options and warrants. The acquisition will be accounted for under the purchase method of accounting and is expected to close in the first quarter of 1994.
          Finally, in January 1994, the Company announced that it had signed an agreement to acquire the domestic corporate trust business of J. P. Morgan & Co., Incorporated. This business unit provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing, and corporate bond indenture trusteeships.
          Critical to future profitability and growth, the Company continued to improve asset quality and coverage ratios while maintaining a strong ratio of common equity to total assets.
          The ratio of nonperforming assets to total loans plus other real estate improved to 1.20 percent at December 31, 1993, compared with 2.39 percent at December 31, 1992, and 3.31 percent at December 31, 1991. The allowance for credit losses increased to 268.5 percent of nonperforming loans at December 31, 1993, compared with 179.1 percent at December 31, 1992, and 141.6 percent at December 31, 1991.
          The ratio of common equity to total assets increased slightly at December 31, 1993, to 7.5 percent from 7.3 percent at December 31, 1992. The Company's strong capital position has enabled it to announce several stock repurchase programs during 1993. In connection with the Boulevard acquisition, the Company plans to buy back common shares approximately equal to the number of common shares to be issued to effect the transaction. The repurchase of these shares began in October 1993. As of December 31, 1993, approximately 3.9 million shares with a cost of $121.4 million have been repurchased.

          In January 1993, the Company announced a $75 million common stock repurchase program. Repurchased shares were to replace a portion of the shares issued in connection with the BSI acquisition, to provide for issuances under the Employee Stock Purchase and the Dividend Reinvestment Plans, and to be used for other corporate purposes. As of December 31, 1993, 2.3 million shares, with a cost of $65.7 million, had been repurchased.
          In September 1993, the Company announced plans to repurchase $125 million of its preferred stock. As part of this program, the $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock was redeemed. An additional $15.2 million of Preferred Stock Series 1991A and 1989B has been repurchased through December 31, 1993. The remaining $9.8 million of authorized repurchases may be effected from time to time.
          On January 19, 1994, the Board of Directors authorized the redemption of $159.3 million of the Company's preferred stock, consisting of $89 million of Preferred Stock Series 1989A and $70.3 million of Preferred Stock Series 1989B.

LINE OF BUSINESS FINANCIAL REVIEW

          Each of the Company's three business lines - Retail and Community Banking, Commercial Banking, and the Trust and Investment Group - contributed to the strong financial performance in 1993. Compared to 1992 results, all achieved earnings increases of more than 25 percent and significant productivity improvements, before merger-related expenses, as measured by their efficiency ratios.

TABLE 2 --> LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                 Retail and Community    Commercial   Trust and Investment   Consolidated
                                                       Banking             Banking           Group             Company
                                                 --------------------------------------------------------------------------
(Dollars in Millions)                                1993      1992     1993     1992     1993     1992     1993     1992
                                                 --------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis) .   $ 906.7  $ 815.7  $ 212.3  $ 183.3  $  31.6  $  18.8  $1,150.6  $1,017.8
Provision for credit losses* . . . . . . . . . .     106.4    137.6     18.8     28.6        -      3.6     125.2     169.8
Noninterest income . . . . . . . . . . . . . . .     328.5    322.1     60.2     56.3    180.9    157.3     569.6     535.7
Noninterest expense* . . . . . . . . . . . . . .     785.9    786.1     94.3     89.6    148.1    128.2   1,028.3   1,003.9
                                                 --------------------------------------------------------------------------
  Income before income taxes*. . . . . . . . . .     342.9    214.1    159.4    121.4     64.4     44.3     566.7     379.8
Income taxes and taxable-equivalent
  adjustment . . . . . . . . . . . . . . . . . .     132.3     80.8     61.5     45.9     24.9     16.8     218.7     143.5
                                                 --------------------------------------------------------------------------
Income before cumulative effect of
  changes in accounting principles
  and merger-related charges . . . . . . . . . .   $ 210.6  $ 133.3  $  97.9  $  75.5  $  39.5  $  27.5     348.0     236.3
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------
Merger-related charges (after tax) . . . . . . .                                                            (50.0)    (81.8)
Cumulative effect of accounting changes. . . . .                                                                -     157.3
                                                                                                         ------------------
    Net income . . . . . . . . . . . . . . . . .                                                         $  298.0  $  311.8
                                                                                                         ------------------

Return on average assets*. . . . . . . . . . . .     1.13%    0.78%    1.58%    1.25%       **       **    1.36%     1.00%
Return on average common equity* . . . . . . . .      15.2     11.1     22.5     17.8    29.5%    27.8%     16.4     12.0
Efficiency ratio*. . . . . . . . . . . . . . . .      63.6     69.1     34.6     37.4     69.7     72.8     59.8     64.7
                                                 --------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------

AVERAGE BALANCE SHEET DATA:
Total commercial loans . . . . . . . . . . . . .   $ 4,784  $ 4,233  $ 4,545  $ 4,498  $     -  $     -  $ 9,329  $ 8,731
                                                 --------------------------------------------------------------------------
Credit card loans. . . . . . . . . . . . . . . .     1,733    1,709        -        -        -        -    1,733    1,709
Residential mortgage loans . . . . . . . . . . .     3,505    2,851        -        -        -        -    3,505    2,851
Other consumer loans . . . . . . . . . . . . . .     3,189    2,966        -        -        -        -    3,189    2,966
                                                 --------------------------------------------------------------------------
    Total consumer loans . . . . . . . . . . . .     8,427    7,526        -        -        -        -    8,427    7,526
Total assets . . . . . . . . . . . . . . . . . .    18,615   17,015    6,209    6,055      751      522   25,575   23,592
Deposits   . . . . . . . . . . . . . . . . . . .    16,748   16,121    2,682    1,962      917      691   20,347   18,774
Common equity. . . . . . . . . . . . . . . . . .     1,388    1,197      435      424      134       99    1,957    1,720
                                                 --------------------------------------------------------------------------

    * EXCLUDING MERGER-RELATED CHARGES AND THE CUMULATIVE EFFECT OF ACCOUNTING CHANGES
   ** NOT MEANINGFUL
NOTE: PREFERRED DIVIDENDS ARE NOT ALLOCATED TO THE BUSINESS LINES.

          Business line results are derived from the Company's business unit profitability reporting system which specifically attributes most assets, deposits and income statement items to a business line. The Company's internal Funds Transfer Pricing system allocates a standard cost of funds used or credit for funds provided to all assets and liabilities using a matched funding concept. Expenses which directly support business line operations are allocated based on a standard unit cost and actual volume measurements. Expenses which indirectly support the business line operations as well as those which primarily support the holding company are allocated based on the ratio of the business line's noninterest expense to total noninterest expense. Income taxes have been calculated based upon the Company's consolidated effective tax rate.
          Capital is allocated within the business unit profitability system based upon credit, operational and business risks. The asset and liability components of the balance sheet are assigned risk factors ranging from .50 percent for deposits to 100 percent for goodwill. Asset components subject to credit risk are assigned risk factors based upon historic loss experience after taking into consideration changes in business practice which may introduce more or less risk into the portfolio. Certain lines of business, such as the Trust and Investment Group, which have no significant balance sheet components, are assigned capital after taking into consideration operational risk, capital levels of independent organizations operating similar businesses and regulatory minimums.

     RETAIL AND COMMUNITY BANKING --> Retail and Community Banking, which includes consumer, small and middle market business banking services, residential mortgage lending, and consumer and corporate credit card and payment systems processing, achieved strong revenue growth while containing costs. Net income increased 58.0 percent to $210.6 million in 1993. Return on assets increased to 1.13 percent from .78 percent in 1992. Return on equity increased to 15.2 percent from 11.1 percent for the previous year.
          Net interest income increased $91.0 million, or 11.2 percent, from 1992 while fee-based noninterest income increased $6.4 million, or 2.0 percent. The increases are attributable to strong home equity loan promotions, aggressive small and middle market business lending, and growth in the mutual funds and Corporate Payment System products, partially offset by net charges of $28 million related to loan servicing assets at FBS Mortgage Corporation. Compared to 1992, the provision for credit losses decreased $31.2 million, or 22.7 percent to $106.4 million in 1993, reflecting improved credit quality.
          Noninterest expense was $785.9 million in 1993 compared with $786.1 million in 1992. The efficiency ratio improved to 63.6 percent in 1993 from
     69.1 percent in 1992.

     COMMERCIAL BANKING --> Commercial Banking, which provides lending, cash management, and other financial services to middle market, large corporate and mortgage banking companies, contributed net earnings of $97.9 million in 1993, a 29.7 percent increase over 1992. Return on assets rose to 1.58 percent from 1.25 percent in 1992. Similarly, return on equity increased to
     22.5 percent in 1993 from 17.8 percent in the previous year.
          Net interest income increased to $212.3 million in 1993 from $183.3 million in 1992 while noninterest income increased 6.9 percent to $60.2 million in 1993, reflecting increased secured credit financings to mortgage banking firms accompanied by increases in noninterest-bearing deposits. The provision for credit losses declined 34.3 percent to $18.8 million from $28.6 million in 1992, reflecting improved credit quality.
          Noninterest expense increased to $94.3 million in 1993 from $89.6 million in 1992 due to increased personnel expense associated with the BSI acquisition. The efficiency ratio improved to 34.6 percent in 1993 from
     37.4 percent in 1992.

          TRUST AND INVESTMENT GROUP --> The Trust and Investment Group, which includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company, reported net income of $39.5 million in 1993, a 43.6 percent increase over 1992. The return on average equity improved to 29.5 percent in 1993 from 27.8 percent in 1992. Much of the gain resulted from stronger noninterest income, which was $180.9 million for the year, up 15.0 percent over 1992. Trust fees for 1993 reflect income from BSI and the corporate trust business units purchased from U.S. Bancorp in March 1993 and Bankers Trust Company of California in July 1992. Assets under management totaled $21.6 billion at year-end 1993, up from $19.1 billion at the previous year-end. Net interest income increased 68.1 percent to $31.6 million for the year reflecting an increase in average deposits.
          Noninterest expense increased to $148.1 million in 1993 from $128.2 million in 1992 reflecting costs associated with the BSI, U.S. Bancorp and Bankers Trust Company of California acquisitions; however, the efficiency ratio improved to 69.7 percent in 1993 from 72.8 percent in 1992.

BALANCE SHEET SUMMARY

     Total assets at December 31, 1993, were $26.4 billion, essentially unchanged from the $26.6 billion at the end of 1992.
          Total loans increased $1.7 billion, or 10.0 percent, to $18.8 billion at December 31, 1993. The largest increase was in the financial institutions portfolio which increased $872 million, or 77.0 percent, to $2.0 billion at year-end 1993 from $1.1 billion at December 31, 1992. The increase resulted from the cyclical activity in the Company's secured loans to mortgage banking firms, including a $700 million low margin extension of credit which is fully secured by short-term U.S. Treasury securities and which is expected to be outstanding through the third quarter of 1994.
          Total deposits at December 31, 1993, remained relatively constant at $21.0 billion compared with $21.2 billion at December 31, 1992. However, noninterest-bearing deposits at December 31, 1993, increased $1.5 billion, or 24.6 percent, primarily due to increased escrow balances related to the secured lending to mortgage banking firms discussed above. Offsetting this increase, total interest-bearing deposits decreased $1.6 billion, or 10.8 percent, from the previous year-end primarily due to a $1.3 billion, or
     22.7 percent, decline in savings certificates.
          The level of other sources of short-term funds, including federal funds purchased, securities sold under agreements to repurchase and other short-term funds borrowed, decreased $116 million, or 8.0 percent, to $1.3 billion, from the end of 1992 to the end of 1993. Long-term debt increased
     23.5 percent to $1.0 billion over the same time period due to three $100 million subordinated debt issuances. The Company's funding requirements are met with customer deposits, short-term funds, and long-term debt. Since 1991 funding from the Company's operating region has represented over 90 percent of the Company's total funding. The relative stability and lower cost of regional funding versus national wholesale funding have contributed to the Company's strengthened balance sheet and improved profitability. For further information regarding the Company's funding, see the Liquidity Management and Balance Sheet Analysis sections on pages 36 and 37.

CAPITAL MANAGEMENT

     The Company's capital position has remained strong over the past three years, as indicated by Table 3 on page 18. The capital levels reflect earnings retention partially reduced by the repurchases of $115.2 million of preferred stock and $187.1 million of common stock. See the Developments During 1993 section starting on page 14 for further information on the stock repurchases.
          At December 31, 1993, total shareholders' equity was $2.245 billion, or 8.5 percent of assets, compared with 8.7 percent at year-end 1992 and
     7.8 percent at year-end 1991.

     TABLE 3 --> CAPITAL RATIOS

     At December 31 (Dollars in Millions)          1993        1992        1991
- --------------------------------------------------------------------------------
     Common equity . . . . . . . . . . . . . . . $1,979      $1,939      $1,474
       As a percent of assets. . . . . . . . . .    7.5%        7.3%        6.2%
     Tangible common equity* . . . . . . . . . . $1,811      $1,764      $1,357
       As a percent of assets. . . . . . . . . .    6.9%        6.7%        5.7%
     Total shareholders' equity. . . . . . . . . $2,245      $2,318      $1,853
       As a percent of assets. . . . . . . . . .    8.5%**      8.7%        7.8%
     Tier 1 capital. . . . . . . . . . . . . . . $1,971      $2,008      $1,698
       As a percent of risk-adjusted assets. . .    9.2%**      9.5%        8.3%
     Total risk-based capital  . . . . . . . . . $2,863      $2,669      $2,308
       As a percent of risk-adjusted assets. . .   13.3%**     12.6%       11.3%
     Leverage ratio. . . . . . . . . . . . . . .    7.6**       7.8         7.3
                                                 -------------------------------

      *DEFINED AS COMMON EQUITY LESS GOODWILL.
     **ON A PRO FORMA BASIS REFLECTING THE ANNOUNCED CALL OF $159.3 MILLION OF PREFERRED STOCK TO BEGIN APRIL 1, 1994, TOTAL SHAREHOLDERS' EQUITY RATIO IS 7.9%, TIER 1 CAPITAL RATIO IS 8.4%, TOTAL RISK-BASED CAPITAL RATIO IS 12.6%, AND THE LEVERAGE RATIO IS 7.0%.

     Common shareholders' equity at December 31, 1993, was $1.979 billion, or $18.09 per share, compared with $1.939 billion, or $17.09 per share, at year-end 1992 and $1.474 billion, or $14.41 per share, at year-end 1991. The common equity-to-assets ratio increased 20 basis points from year-end 1992 to 7.5 percent at December 31, 1993. The common equity-to-assets ratio increased 110 basis points to 7.3 percent at year-end 1992 from 6.2 percent at year-end 1991.
          The Company's risk-based capital ratios, which take into account the different credit risks of its various assets, reflect the Company's capital strength. Tier 1 and total risk-based capital ratios were 9.2 percent and
     13.3 percent, respectively, on December 31, 1993, compared with 9.5 percent and 12.6 percent at December 31, 1992, and 8.3 percent and 11.3 percent at December 31, 1991. The decrease in the Tier 1 ratio from 1992 to 1993 was due to the recent preferred stock and common stock repurchases discussed in the Developments During 1993 section starting on page 14. The increase in the total risk-based capital ratio was the result of $300 million of subordinated note issuances in 1993 partially offset by the stock repurchases. The improvement from 1991 occurred as a result of earnings retention, including the equity capital created by the adoption of SFAS 109, the issuance of $125 million of 12-year subordinated notes in 1992 and the issuance in late 1991, net of subsequent repurchases, of $104 million of Convertible Preferred Stock. As required by the regulatory agencies, equity capital of $34 million created by the adoption of SFAS 115 was deducted from the risk-based capital calculations at December 31, 1993, and equity capital created by the adoption of SFAS 109 was subject to limitations for inclusion in risk-based capital at December 31, 1992. For further information on accounting changes, see Note B of Notes to Consolidated Financial Statements on page 46.
          At December 31, 1993, the Company's leverage ratio, the ratio of Tier 1 capital to total quarterly average assets, was 7.6 percent compared with 7.8 percent and 7.3 percent at December 31, 1992, and 1991, respectively. BSI quarterly average assets were included in the computation of the December 31, 1992, ratio for comparative purposes.
          Under the Federal Deposit Insurance Corporation Improvement Act, a bank is typically defined as "well capitalized" if it maintains a Tier 1 capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent and a leverage ratio of at least 5.0 percent. Generally, it is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. As shown by Table 4 on page 19, all of the Company's bank subsidiaries met the "well capitalized" designation at December 31, 1993.

     TABLE 4 --> BANK SUBSIDIARY CAPITAL RATIOS

                                                                    AT DECEMBER 31, 1993
                                                         -----------------------------------------
                                                                         Total
                                                            Tier 1  Risk-based              Total
     (Dollars in Millions)                                 Capital     Capital  Leverage   Assets
     ---------------------------------------------------------------------------------------------
     REGULATORY CAPITAL REQUIREMENTS:
     Minimum . . . . . . . . . . . . . . . . . . . . . . .     4.0%        8.0%      3.0%
     Well-capitalized. . . . . . . . . . . . . . . . . . .     6.0        10.0       5.0

     BANK SUBSIDIARIES:
     First Bank National Association (Minnesota) . . . . .     8.6        11.4       7.3   $15,803
     Colorado National Bank. . . . . . . . . . . . . . . .    13.2        15.3       8.4     7,164
     First Bank Montana, National Association. . . . . . .     9.5        11.5       8.0     1,302
     First Bank (N.A.) (Wisconsin) . . . . . . . . . . . .     7.7        10.3       7.7     1,135
     First Bank of South Dakota (National Association) . .     7.7        12.5       7.4     1,024
     First Bank of North Dakota, National Association. . .     8.4        11.8       7.6       814
     Colorado National Bank Aspen. . . . . . . . . . . . .    19.3        20.6      12.1        64
     First Bank Washington . . . . . . . . . . . . . . . .    21.0        22.3      10.3        59
     First National Bank of East Grand Forks . . . . . . .    14.0        16.7       8.8        47
                                                         -----------------------------------------

     NOTE: THESE BALANCES AND RATIOS WERE PREPARED IN ACCORDANCE WITH REGULATORY ACCOUNTING PRINCIPLES AS DISCLOSED IN THE BANKS' CALL REPORTS.

          During 1993, total dividends on common stock were $109.7 million compared with $73.1 million in 1992 and $65.6 million in 1991. On a per share basis, dividends paid to common shareholders totaled $1.00 in 1993, $.88 in 1992, and $.82 in 1991. The quarterly dividend paid to common shareholders was increased in the second quarter of 1992 from the previous level of $.205 per share to $.225 per share. In the first quarter of 1993, the quarterly dividend on common shares was increased to $.25 per share.
          The primary sources of funds for the dividends paid by the Company to its shareholders are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its subsidiary banks is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note Q of Notes to Consolidated Financial Statements on page 67.

STATEMENT OF INCOME ANALYSIS

     NET INTEREST INCOME - Net interest income on a taxable-equivalent basis was $1,150.6 million in 1993 compared with $1,017.8 million in 1992 and $941.2 million in 1991. The improvement in net interest income from 1992 reflects increases in average earning assets of $1.7 billion, or 8.2 percent, and average noninterest-bearing deposits of $1.6 billion, or 33.4 percent. The increases in earning assets and noninterest bearing deposits were largely a result of the BSI acquisition, higher production in residential mortgage banking and increases in secured loans to mortgage banking firms. The improvement in net interest income from 1991 to 1992 reflects a change in the mix of the Company's loan portfolio towards higher-yielding consumer loans and an increase in average core deposits, including an increase in average noninterest-bearing deposits of $.9 billion, or 24.0 percent. The decline in nonperforming assets also contributed to the growth in net interest income in both years.

      TABLE 5 --> ANALYSIS OF NET INTEREST INCOME

     (Dollars in Millions)                                               1993       1992       1991
     ------------------------------------------------------------------------------------------------
     Net interest income (taxable-equivalent basis). . . . . . . .   $1,150.6   $1,017.8    $ 941.2
                                                                   ----------------------------------
                                                                   ----------------------------------
     Average balances of earning assets supported by:
       Interest-bearing liabilities. . . . . . . . . . . . . . . .   $ 16,114   $ 15,997    $16,934
       Noninterest-bearing liabilities . . . . . . . . . . . . . .      6,581      4,986      3,982
                                                                   ----------------------------------
         Total earning assets. . . . . . . . . . . . . . . . . . .   $ 22,695   $ 20,983    $20,916
                                                                   ----------------------------------
                                                                   ----------------------------------
     Average yields and weighted average rates
       (taxable-equivalent basis):
       Earning assets yield. . . . . . . . . . . . . . . . . . . .       7.40%      8.12%      9.54%
       Rate paid on interest-bearing liabilities . . . . . . . . .       3.28       4.29       6.23
                                                                   ----------------------------------
     Gross interest margin . . . . . . . . . . . . . . . . . . . .       4.12%      3.83%      3.31%
                                                                   ----------------------------------
                                                                   ----------------------------------
     Net interest margin . . . . . . . . . . . . . . . . . . . . .       5.07%      4.85%      4.50%
                                                                   ----------------------------------
                                                                   ----------------------------------
     Net interest margin without taxable-equivalent increments . .       4.99%      4.74%      4.34%
                                                                   ----------------------------------
                                                                   ----------------------------------

          The net interest margin, on a taxable-equivalent basis, was 5.07 percent in 1993, an increase of 22 basis points from 4.85 percent in 1992 and 57 basis points from 4.50 percent in 1991. The improvement in net interest margin over the last two years can be attributed to two factors having approximately equal effects on the Company's ratios. The Company's balance sheet mix has changed, including a decrease in lower yielding short-term investments and a shift in the loan portfolio mix toward consumer loans, as a result of the BSI acquisition and promotional campaigns for the Company's home equity product. In addition, cyclical factors have resulted in lower interest rates, increasing the level of noninterest-bearing deposits and allowing for wider spreads between prime rates and short-term funding costs. If spreads between prime rates and funding costs were to decline, the Company's net interest margin would contract. For example, if the prime rate were to drop by 50 basis points without a corresponding decrease in funding costs, the Company's net interest income would be expected to decline by approximately $35 million, or 3.0 percent, on an annual basis, assuming no change in earning asset levels.

     TABLE 6 --> CHANGES IN RATE AND VOLUME

                                             1993 COMPARED WITH 1992       1992 COMPARED WITH 1991
                                            ----------------------------------------------------------
                                                      Yield/                        Yield/
     (In Millions)                          Volume      Rate     Total    Volume      Rate     Total
     -------------------------------------------------------------------------------------------------
     Increase (decrease) in:
       Interest income:
         Loans . . . . . . . . . . . . .    $126.0   $(151.5)  $ (25.5)   $ (8.1)  $(205.5)  $(213.6)
         Taxable securities. . . . . . .      59.2     (27.4)     31.8       6.7     (42.5)    (35.8)
         Nontaxable securities . . . . .       3.2       (.3)      2.9     (10.6)      1.2      (9.4)
         Federal funds sold and
           resale agreements . . . . . .     (16.8)     (5.7)    (22.5)     (2.7)    (34.1)    (36.8)
         Other . . . . . . . . . . . . .     (10.2)     (1.0)    (11.2)     10.0      (6.8)      3.2
                                            ----------------------------------------------------------
           Total . . . . . . . . . . . .     161.4    (185.9)    (24.5)     (4.7)   (287.7)   (292.4)
       Interest expense:
         Savings deposits and time
           deposits less than $100,000 .       9.2    (123.9)   (114.7)     28.2    (254.5)   (226.3)
         Time deposits over $100,000 . .     (17.6)    (12.7)    (30.3)    (57.1)    (20.7)    (77.8)
         Short-term borrowings . . . . .       7.1      (7.7)      (.6)    (14.8)    (15.9)    (30.7)
         Long-term debt. . . . . . . . .      (1.0)    (10.7)    (11.7)    (21.7)    (12.5)    (34.2)
                                            ----------------------------------------------------------
           Total . . . . . . . . . . . .      (2.3)   (155.0)   (157.3)    (65.4)   (303.6)   (369.0)
                                            ----------------------------------------------------------
         Increase (decrease) in net
           interest income . . . . . . .    $163.7   $ (30.9)  $ 132.8    $ 60.7   $  15.9   $  76.6
                                            ----------------------------------------------------------
                                            ----------------------------------------------------------

     THIS TABLE SHOWS THE COMPONENTS OF THE CHANGE IN NET INTEREST INCOME BY VOLUME AND RATE ON A TAXABLE-EQUIVALENT BASIS. THE EFFECT OF CHANGES IN RATES ON VOLUME CHANGES IS ALLOCATED BASED ON THE PERCENTAGE RELATIONSHIP OF CHANGES IN VOLUME AND CHANGES IN RATE. THIS TABLE DOES NOT TAKE INTO ACCOUNT THE LEVEL OF NONINTEREST-BEARING FUNDING, NOR DOES IT FULLY REFLECT CHANGES IN THE MIX OF ASSETS AND LIABILITIES.

     PROVISION FOR CREDIT LOSSES --> The provision for credit losses was $125.2 million in 1993, down $58.2 million from the provision of $183.4 million in 1992 and down $77.0 million from the provision of $202.2 million in 1991. The decrease in the provision is directly related to improved credit quality. Nonperforming assets declined from $412.1 million at December 31, 1992, to $226.0 million at December 31, 1993. Net charge-offs were $150.0 million in 1993, down from $203.1 million in 1992 and $242.3 million in 1991. Included in the 1992 provision for credit losses is a merger-related provision of $13.6 million related principally to the Company's valuation of WCIC's $70 million mobile home loan portfolio.
          The allowance for credit losses was $423.2 million at December 31, 1993, compared with $448.0 million at December 31, 1992, and $426.9 million at December 31, 1991. Reserve coverage remained strong as the ratio of the allowance for credit losses to nonperforming loans increased to 268.5 percent at year-end 1993, compared with 179.1 percent and 141.6 percent at year-end 1992 and 1991, respectively. Refer to "Credit Management" on page 25 for additional information on the Company's credit quality.

     NONINTEREST INCOME --> Noninterest income was $569.6 million in 1993, compared with $535.7 million in 1992, an increase of $33.9 million, or 6.3 percent. Noninterest income was $497.7 million in 1991. Trust fees, credit card fees, and service charges increased $45.4 million, or 12.9 percent, from 1992. From 1991 to 1992, these fees increased by $46.0 million, or
     15.0 percent.
          Trust fees in 1993 were $146.1 million, up $18.3 million, or 14.3 percent, from $127.8 million in 1992. Trust fees for 1993 reflect income from BSI and the corporate trust business units purchased from U.S. Bancorp in March of 1993, and Bankers Trust Company of California in July of 1992. Trust fees in 1992 increased $12.3 million, or 10.6 percent, from $115.5 million in 1991. The increase in trust fees from 1991 reflects the Bankers Trust Company of California acquisition as well as a new pricing structure that was introduced in the third quarter of 1991. Trust assets under management were $21.6 billion at December 31, 1993, compared with $19.1 billion in 1992 and $16.7 billion in 1991.
          Credit card fees were up $20.2 million, or 17.3 percent, from $116.9 million in 1992. Credit card fees totaled $94.4 million in 1991. Most of the 1993 increase in credit card fees is attributable to increased volumes for the Company's Corporate Card product. In 1992, the increase was due to increased volume including fees from portfolios acquired in the second half of 1991.
          Service charges on deposit accounts increased to $115.3 million in 1993 from $108.4 million in 1992 and $97.2 million in 1991. The increase during 1993 reflects further product standardization and full integration of acquisitions while 1992's increase reflects a reduction in fee waivers, changes in deposit mix, product standardization, and rate increases.
          Insurance commissions were $20.9 million in 1993 compared with $27.3 million in 1992 and $27.2 million in 1991. In December 1992, the Company sold its Montana insurance agencies, and during the first quarter of 1993, the Company sold its Twin Cities insurance agency. Gains on sales of the insurance agencies were not significant. As part of its ongoing analysis of its business lines, the Company concluded that it would be more successful in creating value for its shareholders by focusing its retail and community banking efforts on other opportunities.
          Trading account profits were $10.1 million in 1993, down slightly from $10.5 million in 1992 and $10.2 million in 1991. Sales of investment securities resulted in net gains of $.3 million in 1993, $1.9 million in 1992 and $8.9 million in 1991.

     TABLE 7 --> NONINTEREST INCOME


     (Dollars in Millions)                              1993      1992      1991
     ---------------------------------------------------------------------------
     Trust fees. . . . . . . . . . . . . . . . . .    $146.1    $127.8    $115.5
     Credit card fees. . . . . . . . . . . . . . .     137.1     116.9      94.4
     Services charges on deposit accounts. . . . .     115.3     108.4      97.2
     Insurance commissions . . . . . . . . . . . .      20.9      27.3      27.2
     Trading account profits and commissions . . .      10.1      10.5      10.2
     Investment securities gains . . . . . . . . .        .3       1.9       8.9
     Other . . . . . . . . . . . . . . . . . . . .     139.8     142.9     144.3
                                                   -----------------------------
       Total noninterest income. . . . . . . . . .    $569.6    $535.7    $497.7
                                                   -----------------------------
                                                   -----------------------------

          Other noninterest income decreased from $142.9 million in 1992 to $139.8 million in 1993, or 2.2 percent. The decline reflects approximately $28 million in net charges related to the accelerated amortization of mortgage loan servicing rights due to prepayments in the Company's mortgage servicing portfolio, partially offset by $11 million in one-time gains from the sale of assets. The Company reviews the valuation of its mortgage servicing rights assets quarterly. The valuation incorporates current dealer expectations of mortgage prepayment speeds. At December 31, 1993, the Company's mortgage servicing related assets consisted of $52.7 million of purchased mortgage servicing rights and $17.2 million of excess service fee receivables. Other noninterest income totaled $144.3 million in 1991. Nonrecurring items totaling $10.0 million were recorded by WCIC in 1991, including a $2.5 million IRS recovery and a $7.5 million reversal of a legal judgment.

     NONINTEREST EXPENSE --> Noninterest expense was $1,100.5 million, a decrease of $13.8 million, or 1.2 percent, from 1992. Included in 1993 noninterest expense are merger, integration and restructuring charges totaling $72.2 million relating to the CNB acquisition. Noninterest expense in 1992 included merger-related charges of $110.4 million associated with the acquisition of WCIC and BSI. These accruals were made to reflect the Company's intent to dispose of problem assets and to provide for anticipated reorganization and restructuring costs.
          Excluding the effects of the merger-related provisions, noninterest expense for the year increased $24.4 million, or 2.4 percent, from $1,003.9 million to $1,028.3 million. Noninterest expense totaled $969.3 million in 1991. Excluding merger-related charges, the efficiency ratio, as shown in Table 8 below, improved to 59.8 percent in 1993 from 64.7 percent in 1992 and 67.8 percent in 1991.

     TABLE 8 --> NONINTEREST EXPENSE

     (Dollars in Millions, Except Per Employee Data)                             1993      1992      1991
     ----------------------------------------------------------------------------------------------------
     Salaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  389.1  $  388.7  $  371.7
     Employee benefits . . . . . . . . . . . . . . . . . . . . . . . . . .       86.3      85.5      79.3
                                                                            -----------------------------
       Total personnel expense . . . . . . . . . . . . . . . . . . . . . .      475.4     474.2     451.0
     Net occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . .       93.4      87.9      84.0
     Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . .       72.7      67.2      64.8
     FDIC insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . .       46.4      42.2      38.5
     Professional services . . . . . . . . . . . . . . . . . . . . . . . .       36.7      38.7      37.8
     Amortization of goodwill and other intangible assets. . . . . . . . .       30.6      25.2      21.6
     Other personnel costs . . . . . . . . . . . . . . . . . . . . . . . .       27.5      20.2      17.8
     Data processing . . . . . . . . . . . . . . . . . . . . . . . . . . .       27.0      28.3      28.3
     Printing, stationery and supplies . . . . . . . . . . . . . . . . . .       21.9      21.0      21.1
     Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20.5      20.0      21.8
     Postage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19.4      19.1      18.1
     Telephone . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18.7      16.5      14.3
     Other real estate (includes $26.4 merger-related charge in 1992). . .        2.2      41.2      29.9
     Merger, integration and restructuring . . . . . . . . . . . . . . . .       72.2      84.0         -
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      135.9     128.6     120.3
                                                                            -----------------------------
       Total noninterest expense . . . . . . . . . . . . . . . . . . . . .   $1,100.5  $1,114.3  $  969.3
                                                                            -----------------------------
                                                                            -----------------------------
     Efficiency ratio* . . . . . . . . . . . . . . . . . . . . . . . . . .       64.0%     71.8%     67.8%
     Efficiency ratio, excluding merger-related charges. . . . . . . . . .       59.8      64.7      67.8
     Average number of full-time equivalent employees**. . . . . . . . . .     12,300    12,553    12,742
     Personnel expense per employee. . . . . . . . . . . . . . . . . . . .   $ 38,650  $ 37,776  $ 35,395
                                                                            -----------------------------
                                                                            -----------------------------

  * COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF INVESTMENT SECURITIES GAINS.
 ** 950 FULL-TIME EQUIVALENT EMPLOYEES RELATED TO THE BSI ACQUISITION WERE ADDED ON DECEMBER 31, 1992.

          Noninterest expense in 1993 increased due to the December 31, 1992, acquisition of BSI, which was accounted for under the purchase method of accounting. Compared with noninterest expense for 1992, including the operations of BSI on a pro forma basis and excluding merger-related charges, noninterest expense for 1993 declined $76.7 million, or 6.9 percent. This decline reflects the successful integration of recent acquisitions. The systems of CNB were converted in July of 1993; the WCIC and BSI conversions were completed in March and May of 1993, respectively. The Company now has one set of systems supporting virtually all of its products in every location, a unified communications network, and centralized processing for every customer transaction. The increase in expenses in 1992 from 1991 levels reflects additional operating costs due to the acquisition of Siouxland Bank Holding Company in June 1992, First Trust California in July 1992 and several acquisitions completed in the last half of 1991, as well as expenses related to a new headquarters building.
          Salaries and employee benefits expenses in 1993 were $475.4 million, up only slightly from 1992's expense of $474.2 million. Including BSI on a pro forma basis in 1992, salaries and benefits expense in 1993 decreased $36.3 million, or 7.1 percent. In 1991, salaries and employee benefits expenses were $451.0 million. The increase in salaries and employee benefits expenses of $23.2 million from 1991 to 1992 was due in large part to the mid-year 1992 acquisitions and to higher personnel costs at CNB, including $3.6 million of severance.
          Net occupancy and furniture and equipment expenses totaling $166.1 million in 1993 increased $11.0 million, or 7.1 percent, from 1992. This increase included costs associated with acquisitions and recent investments in technology. In 1992, net occupancy and furniture and equipment expenses increased $6.3 million, or 4.2 percent, from $148.8 million in 1991 primarily due to costs related to the Company's move to a new headquarters building.
          FDIC insurance premiums totaled $46.4 million for the year ended December 31, 1993, compared with $42.2 million and $38.5 million for the years ended December 31, 1992, and 1991, respectively. The increase in premiums of $4.2 million, or 10.0 percent, during 1993 resulted from generally higher deposit levels, including the BSI acquisition. FDIC insurance premiums increased $3.7 million during 1992 primarily due to the 1991 increase in the rate charged on deposits and higher deposit levels. In 1993, the FDIC adopted a risk-based assessment system to replace the previous flat-rate system. Under this system, substantially all of the Company's deposits were subject to the lowest rate, $.23 per $100 of domestic deposits, at year-end 1993.
          Professional services expenses in 1993 were $36.7 million, down slightly from $38.7 million in 1992 and $37.8 million in 1991. Included in professional services expense is the cost of examinations by the Office of the Comptroller of the Currency which increased during 1993.
          The 1993 increase in amortization of goodwill and other intangible assets of $5.4 million was primarily attributable to the additional goodwill and intangible assets resulting from the BSI and the corporate trust unit acquisitions. Other personnel costs increased $7.3 million, or
     36.1 percent, primarily due to the increased use of temporary labor during the integration of various acquisitions. During 1992, other personnel costs increased $2.4 million as a result of mid-year 1992 acquisitions.
          Other real estate ("ORE") expense totaled $2.2 million in 1993 down significantly from $41.2 million in 1992 and $29.9 million in 1991, primarily due to lower levels of ORE and the absence of one-time charges related to acquisitions. Included in the 1992 ORE expense was a merger-related charge of $26.4 million resulting from the Company's change in estimate in the value of ORE owned by WCIC, based on the Company's intention to dispose of the assets in an accelerated manner relative to WCIC's previous actions.
          Merger-related charges of $72.2 million relating to the CNB acquisition were recorded in 1993. The charges, including $29.7 million in conversion and customer communications costs, $22.8 million in severance, $14.3 million in premises and equipment write-downs, and $5.4 million in other restructuring costs, relate to the closing of redundant facilities and consolidation of operations. Merger-related charges of $84.0 million relating primarily to the acquisition of WCIC were recorded in 1992. The charges included $31.2 million in premises and equipment write-downs, $12.6 million in securities and interest rate swap write-downs, and $40.2 million in severance, system conversions, and customer communications costs.

     INCOME TAX EXPENSE --> The provision for income taxes was $178.8 million in 1993 compared with $78.6 million in 1992 and $25.9 million in 1991. The increase in 1993 compared to 1992 was primarily a result of the higher level of taxable income along with a continued decline in tax-exempt interest income. The Omnibus Budget Reconciliation Act of 1993 was signed into law during the year and, among other changes, required a one percent increase in the corporate income tax rate effective January 1, 1993. The provision for 1993 reflects this increase, offset by the favorable effect of recording the related increase in deferred tax assets. The net effect on the annual provision for income taxes was not significant. The increase in the 1992 income tax provision compared to 1991 was attributable to the Company's adoption of SFAS 109, "Accounting for Income Taxes," in 1992. As required by the Statement, the Company recorded deferred tax assets related to the unrecognized benefit of income tax carryforwards. Years prior to 1992 were not restated, and the 1991 provision included the recognition of tax benefits of $36.7 million, resulting from the use of operating loss carryforwards.
          At December 31, 1993, the Company's net deferred tax asset was $160.0 million, net of valuation allowances of $19.6 million, compared with a net deferred tax asset of $224.0 million, net of valuation allowances of $20.1 million, at December 31, 1992. Realization of this asset over time is dependent upon the Company generating earnings in future periods. In determining that realization of the asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. For further information on income taxes, refer to Note L on page 58.

ACCOUNTING CHANGES

     The Company adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. SFAS 115 requires that investments in debt securities and equity securities with readily determinable fair values be classified into three categories which then establishes the appropriate accounting treatment. The accounting for two of the categories, trading securities and held-to-maturity securities, is essentially the same as prior practice. The new category, available-for-sale securities, is accounted for at fair value with unrealized holding gains or losses reported in shareholders' equity. At December 31, 1993, the Company's entire $3.3 billion investment portfolio has been classified as available for sale. As a result, the net unrealized gain associated with these securities of $34.0 million, net of tax, has been included in shareholders' equity.
          The Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," in 1993. This Statement requires accrual of costs associated with postemployment benefits (principally disability-related benefits) provided to former or inactive employees after employment but before retirement if certain conditions are met. The effect of adopting SFAS 112 was insignificant to the Company's financial statements.
          In 1992, in addition to the adoption of SFAS 109 as discussed above, the Company adopted SFAS 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." This Statement requires the accrual of costs associated with postretirement benefits, and permits either immediate recognition of the accumulated obligation or amortization of the obligation over a 20-year period. The Company elected the immediate recognition method and the accrual of the accumulated obligation as of January 1, 1992, of $31.6 million, net of related tax benefits of $20.5 million, is reported as a cumulative effect of change in accounting principle.
          The Company has not yet adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the effective interest rate of the loan, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the uncollectible principal amounts of impaired loans. The adoption of the Statement is required for fiscal years beginning after December 15, 1994. The adoption of SFAS 114 is not expected to have a material effect on the Company. For further information on accounting changes, see Note B on page 46.

CORPORATE RISK PROFILE

     OVERALL RISK PROFILE --> Managing risk is an essential part of the operation of a financial services institution. The most prominent risk exposures are credit quality, interest rate sensitivity, and liquidity risk. Credit quality risk involves the risk of either not collecting interest when it is due or not receiving the principal balance of the loan or investment when it matures or otherwise is due. Interest rate sensitivity risk is the risk of reduced net interest income because of differences in the repricing characteristics of assets and liabilities, as well as the change in the market value of assets and liabilities as interest rates fluctuate. Liquidity risk is the risk that the Company will not be able to fund its obligations and is largely a function of how effectively the Company manages its other risks.

     CREDIT MANAGEMENT --> Continued progress has been made during 1993 in achieving the Company's credit quality objectives. Nonperforming assets declined during 1993, reflecting many factors including the Company's efforts to promptly resolve problem assets, the reduced risk profile of the loan portfolio, and improved economic conditions in the Company's lending area. The ratio of nonperforming assets to loans plus Other Real Estate declined from 2.39 percent at year-end 1992 to 1.20 percent at year-end 1993. The risk reduction in the portfolio reflects the Company's focus on middle market lending in its region and a shift toward more consumer lending. Consistent with the Company's strategy, middle market and consumer loan portfolios were enhanced by the acquisitions made during 1993 and 1992. The ratio of the allowance for credit losses to nonperforming loans increased to 268.5 percent, providing strong reserve coverage. This coverage ratio was 179.1 percent at year-end 1992 and 141.6 percent at year-end 1991.
          In evaluating credit risk, the Company takes into consideration the composition of its loan portfolio, its level of allowance coverage, macroeconomic concerns such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions, regional economic conditions, and other issues.
          The Company operates principally in Minnesota, Colorado, Montana, Wisconsin, North Dakota and South Dakota. Most economic indicators in the Company's operating regions compare favorably with national indicators. Approximately 60 percent of the Company's loan portfolio consists of extensions of credit to companies and consumers in Minnesota and Colorado. According to federal and state government agencies, unemployment rates in Minnesota and Colorado were 4.4 percent and 4.1 percent, respectively, compared to the national unemployment rate of 6.4 percent at December 31, 1993. Nationally, retail sales improved by 6.1 percent during 1993 while Minnesota and Colorado experienced retail sales increases of 11.4 percent and 11.5 percent, respectively. At September 30, 1993, the national foreclosure rate was 1.01 percent compared with .70 percent in Minnesota and .47 percent in Colorado.
          The Company's credit management process includes centralized credit policy and administration functions and standardized underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The Company's credit management process is supported by regular examinations conducted by the credit administration function. Large loans and all loans experiencing deterioration of credit quality are reviewed quarterly by management. A standardized credit scoring system is used to assess consumer credit risks and to price consumer products relative to their assigned risk rating.
          The Company engages in various non-lending activities which may give rise to credit risk, including interest rate swap contracts, foreign exchange transactions for the benefit of customers, and the processing of credit card transactions for merchants' activities. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans. For additional information on the Company's interest rate swap positions see "Interest Rate Risk Management" on page 33.

     LOAN PORTFOLIO REVIEW --> One of the ways the Company manages its credit risk is by ensuring that its loan portfolio is diversified by industry classification, size and type of loan. Table 9 below shows the Company's loan distribution at the end of each of the last five years.
          The increase in the Company's loan portfolio of $1.7 billion, or 10.0 percent, from year-end 1992 to year-end 1993 can be attributed to the commercial, financial institutions and home equity and second mortgage portfolios. The loan portfolio increased 4.3 percent from 1991 to 1992 due to the acquisition of BSI.

     COMMERCIAL --> Commercial loans account for 31.2 percent of total loans at December 31, 1993, compared with 31.0 percent and 33.5 percent at year-end 1992 and 1991, respectively. Commercial loans totaled $5.9 billion at year-end 1993, up from $5.3 billion and $5.5 billion at year-end 1992 and 1991, respectively. The increase in commercial loans includes growth in the Corporate Payment System program which issues Visa Corporate, Business and Procurement cards to businesses, and in small and middle market business lending.
          Within the commercial category, several industry groups are represented. Service industries, including both business and consumer services, totaled 32 percent of the portfolio. Consumer product manufacturers totaled 27 percent and wholesalers totaled 20 percent of amounts outstanding at December 31, 1993.
          The geographical distribution of the commercial portfolio is concentrated in the Company's operating region, with approximately 80 percent of amounts outstanding to borrowers located in Minnesota, Colorado, Wisconsin, Montana, North Dakota, and South Dakota.

TABLE 9 --> LOAN PORTFOLIO DISTRIBUTION

                                              1993              1992              1991              1990              1989
                                        ----------------------------------------------------------------------------------------
                                                 Percent           Percent           Percent           Percent           Percent
At December 31 (Dollars in Millions)    Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
- --------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial . . . . . . . . . . . . .  $ 5,856     31.2% $ 5,288     31.0% $ 5,478     33.5% $ 6,432     38.2% $ 7,864     40.3%
  Financial institutions . . . . . . .    2,004     10.7    1,132      6.6    1,001      6.1      568      3.4      582      3.0
  Real estate:
    Commercial mortgage. . . . . . . .    1,495      8.0    1,539      9.0    1,445      8.8    1,438      8.5    1,376      7.0
    Construction . . . . . . . . . . .      231      1.2      234      1.4      295      1.8      358      2.1      559      2.9
  HLTs     . . . . . . . . . . . . . .      183      1.0      284      1.7      334      2.0      577      3.4    1,102      5.6
  Agricultural . . . . . . . . . . . .      123       .6      131       .8      138       .9      170      1.0      193      1.0
  Lease financing. . . . . . . . . . .      197      1.0      256      1.5      226      1.4      296      1.8      363      1.9
                                        ----------------------------------------------------------------------------------------
      Total commercial . . . . . . . .   10,089     53.7    8,864     52.0    8,917     54.5    9,839     58.4   12,039     61.7
CONSUMER:
  Residential mortgage . . . . . . . .    2,422     12.9    2,568     15.0    2,006     12.3    1,967     11.7    2,827     14.4
  Residential mortgage held for sale .    1,088      5.8      705      4.1      758      4.6      643      3.8      557      2.8
  Home equity and second mortgage* . .    1,755      9.3    1,362      8.0      992      6.1      884      5.3      524      2.7
  Credit card. . . . . . . . . . . . .    1,757      9.4    1,782     10.5    1,709     10.4    1,232      7.3    1,139      5.8
  Revolving credit . . . . . . . . . .      690      3.7      600      3.5      573      3.5      350      2.1      254      1.3
  Automobile . . . . . . . . . . . . .      342      1.8      519      3.0      726      4.4    1,124      6.7    1,383      7.1
  Installment. . . . . . . . . . . . .      376      2.0      430      2.5      444      2.7      572      3.4      630      3.2
  Student loans held for sale. . . . .      260      1.4      246      1.4      240      1.5      218      1.3      193      1.0
                                        ----------------------------------------------------------------------------------------
    Total consumer . . . . . . . . . .    8,690     46.3    8,212     48.0    7,448     45.5    6,990     41.6    7,507     38.3
                                        ----------------------------------------------------------------------------------------
    Total loans. . . . . . . . . . . .  $18,779    100.0% $17,076    100.0% $16,365    100.0% $16,829    100.0% $19,546    100.0%
                                        ----------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------

*BALANCE OF SECOND MORTGAGES INCLUDED IN RESIDENTIAL MORTGAGES AT DECEMBER 31,
 1989.

         At December 31, 1993, commercial loans totaling $35.1 million were included in nonperforming assets, down $42.4 million, or 54.7 percent, from a year ago. Net charge-offs of commercial loans were $10.6 million in 1993, or .29 percent of the average outstanding balance, declining from $22.2 million, or .84 percent of the average outstanding balance, in 1992.

     FINANCIAL INSTITUTIONS --> The portfolio of loans to financial institutions totaled $2.0 billion at December 31, 1993, compared with $1.1 billion at December 31, 1992, and $1.0 billion at December 31, 1991. The increases are primarily attributable to a $700 million low margin extension of credit to one mortgage banking customer, which is fully secured by short-term U.S. Treasury securities, and which is expected to be outstanding through the third quarter of 1994. In addition, other cyclical activity in the Company's secured loans to mortgage banking firms has increased.
          The financial institutions group provides financing to customer institutions headquartered throughout the United States. Many of these institutions originate residential mortgages on a national basis. The Company primarily secures these loans with first liens on single family residences.
          At December 31, 1993, loans to financial institutions totaling $.9 million were included in nonperforming assets, down $2.4 million, or 72.7 percent, from a year ago. In 1993 net recoveries on loans to financial institutions were $.5 million. In 1992, there were no charge-offs or recoveries while in 1991, there were $2.0 million in net charge-offs.

     COMMERCIAL REAL ESTATE LENDING --> The Company's portfolio of commercial real estate mortgages and construction loans totaled $1.7 billion at December 31, 1993, compared with $1.8 billion at December 31, 1992.
          Commercial mortgages outstanding were $1.5 billion at December 31, 1993, and 1992. Real estate construction loans outstanding at December 31, 1993, totaled $231 million compared with $234 million from year-end 1992. The Company maintains the real estate construction loan designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time the loan is transferred to the commercial mortgage portfolio. Approximately $21 million of construction loans were transferred to the commercial mortgage portfolio in 1993.
          The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $206 million at December 31, 1993, and $145 million at December 31, 1992. At year-end 1993, tax-exempt industrial development loans and commitments totaling $218 million and standby letters of credit totaling $301 million were secured by real estate interests. At year-end 1992, these exposures totaled $320 million and $279 million, respectively. Table 10 on page 28 shows the breakdown of commercial real estate exposures by property type and geographic location.
          Approximately 70 percent of Company's real estate exposures either are not dependent upon real estate for debt service (i.e., owner-occupied properties) or are secured by properties with positive cash flows.
          Commercial real estate loans of $39.1 million are included in nonperforming assets at December 31, 1993, compared with $67.8 million at December 31, 1992. Total real estate loans (including other real estate-owned) on nonperforming status declined to $106.5 million at year-end 1993 from $226.0 million a year ago.
          During 1993, net charge-offs of commercial real estate loans totaled $44.3 million, or 2.58 percent of the average balance outstanding, which was comparable to the $43.9 million of net charge-offs, or 2.49 percent of the average balance outstanding, in 1992.

     TABLE 10 --> COMMERCIAL REAL ESTATE EXPOSURE BY PROPERTY TYPE AND GEOGRAPHY

                                                            Percentage of Total
                                                               at December 31
                                                     ---------------------------
     PROPERTY TYPE                                           1993         1992
     ---------------------------------------------------------------------------
     Mixed-use office. . . . . . . . . . . . . . . .         18.0%        15.0%
     Retail. . . . . . . . . . . . . . . . . . . . .         15.0         14.8
     Office building . . . . . . . . . . . . . . . .         14.6         17.0
     Multi-family. . . . . . . . . . . . . . . . . .         11.3         18.0
     Hotel/motel . . . . . . . . . . . . . . . . . .          6.0          4.8
     Single-family residential . . . . . . . . . . .          5.4          1.9
     Land. . . . . . . . . . . . . . . . . . . . . .          2.5          2.2
     Other, primarily owner-occupied . . . . . . . .         27.2         26.3
                                                     ---------------------------
                                                            100.0%       100.0%
                                                     ---------------------------
                                                     ---------------------------
     GEOGRAPHY
     ---------------------------------------------------------------------------
     Minnesota . . . . . . . . . . . . . . . . . . .         32.5%        37.3%
     Colorado. . . . . . . . . . . . . . . . . . . .         28.0         23.1
     Wisconsin . . . . . . . . . . . . . . . . . . .         12.8         10.2
     Montana, North Dakota and South Dakota. . . . .         11.8         10.6
                                                     ---------------------------
       Total FBS region. . . . . . . . . . . . . . .         85.1         81.2
     Other Midwest . . . . . . . . . . . . . . . . .          4.5          7.0
     West. . . . . . . . . . . . . . . . . . . . . .          3.7          4.0
     Southwest . . . . . . . . . . . . . . . . . . .          3.5          3.9
     Southeast . . . . . . . . . . . . . . . . . . .          3.0          3.4
     Mid-Atlantic. . . . . . . . . . . . . . . . . .           .2           .5
                                                     ---------------------------
                                                            100.0%       100.0%
                                                     ---------------------------
                                                     ---------------------------

          Other real estate-owned totaled $67.4 million at December 31, 1993. These properties are valued at estimated market value, and year-end 1993 book value represents approximately 40 percent of the aggregate original investment. Of total real estate-owned at December 31, 1993, 28 percent was located in Colorado, 21 percent was located in Minnesota, and 14 percent was located in Wisconsin. At December 31, 1993, other real estate-owned was comprised of various property types including office building (29 percent), other commercial real estate (28 percent), and single-family residential (18 percent). In-substance foreclosures make up approximately 50 percent of the other real estate-owned balance at year-end 1993. In-substance foreclosures are properties held as collateral over which the Company possesses economic control, due to the borrower's inability to repay the related loan or rebuild equity in the property. The Company does not possess legal title to these properties.
          The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial category and totaled $286 million at December 31, 1993, and $289 million at December 31, 1992.

     HIGHLY LEVERAGED TRANSACTIONS --> The Company's exposure to commercial loans involving the buyout, recapitalization or acquisition of an existing business, called highly leveraged transactions ("HLTs"), continues to diminish. At December 31, 1993, the Company had HLT outstandings totaling $183 million and was committed under definitive agreements to lend an additional amount of approximately $50 million. This exposure has decreased approximately 37.9 percent from a year ago and 58.0 percent from two years ago. Total exposure was $375 million at December 31, 1992, and $555 million at December 31, 1991.
          At December 31, 1993, HLT outstandings totaling $20.1 million were included in nonperforming assets, down significantly from $64.4 million at December 31, 1992. The decrease consisted primarily of one credit totaling $37.5 million which was paid in full in 1993. Net charge-offs of HLTs totaled $5.6 million during 1993, down from $24.0 million in 1992.

     CONSUMER LENDING --> Consistent with the Company's strategy, growth in retail lending is of continuing importance to the Company. Consumer loan outstandings were $8.7 billion at December 31, 1993, up from $8.2 billion at year-end 1992 and $7.4 billion at year-end 1991. This increase occurred primarily in residential mortgages held for sale and home equity loans, offset partially by declines in residential mortgages and auto loans. Credit card loans remained relatively constant at $1.8 billion.
          Consumer lending is based primarily in the Company's operating region of Minnesota, Colorado, Montana, North Dakota, South Dakota, and Wisconsin. Of total consumer balances outstanding, approximately 70 percent are to customers located in the Company's operating region. See page 25 for a discussion of the general economic conditions within the Company's operating region.
          The relatively low interest rate environment in 1993 resulted in increased activity in the Company's residential mortgage loan portfolio. Residential mortgage outstandings decreased $146 million, or 5.7 percent, to $2.4 billion, reflecting prepayments related to refinancings at lower interest rates. Residential mortgages held for sale increased $383 million, or 54.3 percent, due to increased loan production. Loan production was approximately $6.8 billion in 1993, a 51 percent increase over 1992. Included in 1993 loan production was $3.1 billion related to purchases of loans from correspondents. The Company recently announced its decision to exit this market, and as a result, 1994 loan production is expected to decline. The effect of this decision on net income is not expected to be material. The $393 million increase in home equity and second mortgage outstandings during 1993 reflects growth due to successful promotional campaigns.
          The credit card portfolio remained relatively constant at $1.8 billion at year-end 1993 and 1992. Revolving credit loans increased 15 percent to $690 million at December 31, 1993, primarily due to the growth achieved through direct mail marketing. During 1993, automobile loans decreased $177 million, or 34.1 percent, to $342 million and installment loans decreased $54 million, or 12.6 percent, to $376 million. The decreases reflect a shift in the loan mix to home equity and second mortgages which have certain tax advantages for consumers. At December 31, 1993, student loans totaled $260 million, up slightly from the prior year. Table 9 on page 26 shows the breakdown of the Company's consumer loan portfolio by type of loan.
          Consumer loans 30 days or more past due were 2.3 percent of the total consumer portfolio at December 31, 1993, compared with 2.1 percent at December 31, 1992. Consumer loans 90 days or more past due at December 31, 1993, totaled 1.0 percent of the total consumer loan portfolio, compared to .7 percent at December 31, 1992. The increases were due to the purchase of $24.0 million, or .3 percent of the total consumer portfolio, of delinquent residential mortgages in connection with a sale of mortgage loan servicing rights. These loans are supported by government-sponsored mortgage insurance.
          Net charge-offs of consumer loans decreased $27.4 million to $86.1 million during 1993. The decrease is due primarily to a decrease of credit card net charge-offs of $15.6 million for the year ended 1993. Credit card net charge-offs as a percent of average outstandings decreased during 1993 to 3.57 percent from 4.53 percent in 1992 and 4.17 percent in 1991. The Company acquired portfolios totaling $395 million in 1991 which generally had higher credit loss experience than the Company's pre-existing portfolio. As these portfolios have been integrated into the Company's credit processes, their performance has improved.

     ANALYSIS AND ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES --> The allowance for credit losses is maintained to provide for credit losses inherent in the Company's loan portfolio and related off-balance sheet commitments. The allowance is increased by the provision for credit losses and decreased by net charge-offs. Management has determined that the allowance for credit losses is adequate based on a continuing evaluation of the loan portfolio and off-balance sheet commitments, economic conditions and expectations, historical experience, and the risk evaluation of individual credits. Although the recent trend of slow steady economic growth may contribute to the continued improvement in the credit portfolio, prolonged stagnation or reversals in the economy could cause an increase in the required level of the allowance for credit losses.

TABLE 11 --> SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

(Dollars in Millions)                                      1993    1992    1991    1990    1989
- -----------------------------------------------------------------------------------------------
Balance at beginning of period . . . . . . . . . . . .   $448.0  $426.9  $454.0  $480.0  $506.3
CHARGE-OFFS:
  Commercial:
    Commercial . . . . . . . . . . . . . . . . . . . .     40.1    56.6    89.4    92.7   220.1
    Financial institutions . . . . . . . . . . . . . .      6.5       -     2.0     3.0    17.1
    Real estate:
      Commercial mortgage. . . . . . . . . . . . . . .     55.5    45.6    72.0    66.3    49.4
      Construction . . . . . . . . . . . . . . . . . .       .4     6.1     6.3    32.0    30.8
    HLTs . . . . . . . . . . . . . . . . . . . . . . .      8.0    27.0    11.5    15.9    36.8
    Agricultural . . . . . . . . . . . . . . . . . . .       .3      .6     1.9     2.0      .8
    Lease financing. . . . . . . . . . . . . . . . . .      5.1     1.6     2.0     2.1     1.0
                                                       ----------------------------------------
        Total commercial . . . . . . . . . . . . . . .    115.9   137.5   185.1   214.0   356.0
  Consumer:
    Residential mortgage . . . . . . . . . . . . . . .      1.9     5.1     5.1     6.9     8.0
    Credit card. . . . . . . . . . . . . . . . . . . .     71.6    85.5    68.4    43.7    29.8
    Other. . . . . . . . . . . . . . . . . . . . . . .     35.6    45.6    47.1    37.2    29.0
                                                       ----------------------------------------
        Total consumer . . . . . . . . . . . . . . . .    109.1   136.2   120.6    87.8    66.8
                                                       ----------------------------------------
        Total. . . . . . . . . . . . . . . . . . . . .    225.0   273.7   305.7   301.8   422.8
RECOVERIES:
  Commercial:
    Commercial . . . . . . . . . . . . . . . . . . . .     29.5    34.4    25.5    28.0    21.1
    Financial institutions . . . . . . . . . . . . . .      7.0       -       -      .7     3.5
    Real estate:
      Commercial mortgage. . . . . . . . . . . . . . .     10.3     5.9    11.7     4.2     3.4
      Construction . . . . . . . . . . . . . . . . . .      1.3     1.9     1.2     4.7     9.2
    HLTs . . . . . . . . . . . . . . . . . . . . . . .      2.4     3.0     5.3     3.1       -
    Agricultural . . . . . . . . . . . . . . . . . . .       .9      .8     1.0     2.1     3.2
    Lease financing. . . . . . . . . . . . . . . . . .       .6     1.9     1.1      .3      .6
                                                       ----------------------------------------
        Total commercial . . . . . . . . . . . . . . .     52.0    47.9    45.8    43.1    41.0
  Consumer:
    Residential mortgage . . . . . . . . . . . . . . .      1.4     2.1     1.6     2.0     1.2
    Credit card. . . . . . . . . . . . . . . . . . . .      9.7     8.0     6.0     4.3     2.1
    Other. . . . . . . . . . . . . . . . . . . . . . .     11.9    12.6    10.0    10.5     8.4
                                                       ----------------------------------------
        Total consumer . . . . . . . . . . . . . . . .     23.0    22.7    17.6    16.8    11.7
                                                       ----------------------------------------
        Total. . . . . . . . . . . . . . . . . . . . .     75.0    70.6    63.4    59.9    52.7
NET CHARGE-OFFS:
  Commercial:
    Commercial . . . . . . . . . . . . . . . . . . . .     10.6    22.2    63.9    64.7   199.0
    Financial institutions . . . . . . . . . . . . . .      (.5)      -     2.0     2.3    13.6
    Real estate:
      Commercial mortgage. . . . . . . . . . . . . . .     45.2    39.7    60.3    62.1    46.0
      Construction . . . . . . . . . . . . . . . . . .      (.9)    4.2     5.1    27.3    21.6
    HLTs . . . . . . . . . . . . . . . . . . . . . . .      5.6    24.0     6.2    12.8    36.8
    Agricultural . . . . . . . . . . . . . . . . . . .      (.6)    (.2)     .9     (.1)   (2.4)
    Lease financing. . . . . . . . . . . . . . . . . .      4.5     (.3)     .9     1.8      .4
                                                       ----------------------------------------
        Total commercial . . . . . . . . . . . . . . .     63.9    89.6   139.3   170.9   315.0
  Consumer:
    Residential mortgage . . . . . . . . . . . . . . .       .5     3.0     3.5     4.9     6.8
    Credit card. . . . . . . . . . . . . . . . . . . .     61.9    77.5    62.4    39.4    27.7
    Other. . . . . . . . . . . . . . . . . . . . . . .     23.7    33.0    37.1    26.7    20.6
                                                       ----------------------------------------
        Total consumer . . . . . . . . . . . . . . . .     86.1   113.5   103.0    71.0    55.1
                                                       ----------------------------------------
        Total. . . . . . . . . . . . . . . . . . . . .    150.0   203.1   242.3   241.9   370.1
Provision charged to operating expense . . . . . . . .    125.2   183.4   202.2   215.4   335.8
Additions related to acquisitions. . . . . . . . . . .        -    40.8    13.0      .5     8.0
                                                       ----------------------------------------
Balance at end of period . . . . . . . . . . . . . . .   $423.2  $448.0  $426.9  $454.0  $480.0
                                                       ----------------------------------------
                                                       ----------------------------------------
Allowance as a percentage of period-end loans. . . . .     2.25%   2.62%   2.61%   2.70%   2.46%
Allowance as a percentage of nonperforming loans . . .    268.5   179.1   141.6   103.7   108.5
                                                       ----------------------------------------

          At December 31, 1993, the allowance for credit losses was $423.2 million, or 2.25 percent of loans. This compares with an allowance of $448.0 million, or 2.62 percent of loans, at year-end 1992 and $426.9 million, or 2.61 percent of loans, at December 31, 1991. The allowance increased to 268.5 percent of nonperforming loans at December 31, 1993, compared with 179.1 percent at December 31, 1992, and 141.6 percent at December 31, 1991.
          Components of the allowance have been allocated to certain industry sectors based on management's assessment of the relative risk characteristics of the loan portfolio. Table 12 below shows the allocation of the allowance for credit losses by loan category. Commercial allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit, that have been identified by management as having higher than normal risk of collection. Consumer allocations are based on an analysis of historical and expected delinquency and charge-off statistics. The increase in the allocation for other consumer loans in 1992 was related to the mobile home portfolio acquired as part of the WCIC acquisition.
          Management reviews the adequacy of the allowance each quarter based on the status of problem loans and related off-balance sheet commitments, recent loss experience and other pertinent factors, including current and anticipated economic conditions. As a result of these assessments, management determines whether an additional allowance above specified allocations should be provided for the inherent loss in loans concentrated in certain industries.
          The unallocated allowance increased to $254.9 million at year-end 1993 from $202.7 million and $150.1 million at December 31, 1992, and 1991, respectively. Generally, the increase in the unallocated allowance over the past two years reflects the trend of improving credit quality in the portfolio. Although the allocation of the allowance is an important tool in credit management, the entire allowance for credit losses is available for the entire loan portfolio.

TABLE 12 --> ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                            Allocation Amount At December 31      Allocation as a Percent of Loans Outstanding
                                        --------------------------------------------------------------------------------------
(Dollars in Millions)                     1993    1992    1991    1990    1989       1993    1992    1991    1990    1989
- ------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial, financial institutions
    and lease financing. . . . . . . .  $ 70.2  $ 82.5  $101.4  $132.3  $125.0        .87%   1.24%   1.51%   1.81%   1.42%
  Real Estate:
    Commercial mortgage. . . . . . . .    36.8    52.8    77.2   127.5    50.1       2.46    3.43    5.34    8.87    3.64
    Construction . . . . . . . . . . .     1.0     7.3     5.3     3.6    12.4        .43    3.12    1.80    1.01    2.22
  HLTs . . . . . . . . . . . . . . . .     9.0    21.8    23.1    31.5    52.0       4.92    7.68    6.92    5.46    4.72
  Agricultural . . . . . . . . . . . .      .6     1.2     1.2     1.6     1.7        .49     .92     .87     .94     .88
                                        --------------------------------------------------------------------------------------
    Total commercial . . . . . . . . .   117.6   165.6   208.2   296.5   241.2       1.17    1.87    2.33    3.01    2.00
CONSUMER:
  Residential mortgage . . . . . . . .    11.9    13.0    13.9    12.1     7.6        .34     .40     .50     .46     .22
  Credit card. . . . . . . . . . . . .    22.0    38.9    39.7    31.0    23.0       1.25    2.18    2.32    2.52    2.02
  Other. . . . . . . . . . . . . . . .    16.8    27.8    15.0    24.1    15.2        .49     .88     .50     .77     .51
                                        --------------------------------------------------------------------------------------
    Total consumer . . . . . . . . . .    50.7    79.7    68.6    67.2    45.8        .58     .97     .92     .96     .61
                                        --------------------------------------------------------------------------------------
  Total allocated. . . . . . . . . . .   168.3   245.3   276.8   363.7   287.0        .90    1.44    1.69    2.16    1.47
  Unallocated portion. . . . . . . . .   254.9   202.7   150.1    90.3   193.0       1.36    1.18     .92     .54     .99
                                        --------------------------------------------------------------------------------------
    Total allowance. . . . . . . . . .  $423.2  $448.0  $426.9  $454.0  $480.0       2.25%   2.62%   2.61%   2.70%   2.46%
                                        --------------------------------------------------------------------------------------
                                        --------------------------------------------------------------------------------------

     ANALYSIS OF NET LOAN CHARGE-OFFS --> As shown in Table 11 on page 30, net loan charge-offs decreased $53.1 million to $150.0 million from the $203.1 million reported in 1992 primarily due to decreases in commercial, HLT, and consumer net charge-offs. Net charge-offs were $242.3 million in 1991. Net charge-offs as a percentage of average loans outstanding by industry are shown in Table 13 below.
          The 1993 net charge-offs reflect gross charge-offs of $225.0 million offset by $75.0 million of recoveries of previously charged-off loans.

     TABLE 13 --> NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING BY INDUSTRY

                                       1993     1992     1991     1990     1989
     --------------------------------------------------------------------------
     COMMERCIAL:
       Commercial. . . . . . . . .      .29%     .84%    1.11%     .98%    2.33%
       Financial institutions. . .     (.03)       -      .28      .41     5.02
       Real Estate:
         Commercial mortgage . . .     2.99     2.64     4.34     4.84     3.74
         Construction. . . . . . .     (.43)    1.63     1.55     5.87     3.81
       Agricultural. . . . . . . .     (.31)    (.11)     .51     (.06)   (1.24)
       Lease financing . . . . . .     2.05     (.15)     .36      .56      .12
                                       ----     ----     ----     ----    -----
         Total commercial. . . . .      .68     1.03     1.51     1.60     2.47
     CONSUMER:
       Residential mortgage. . . .      .01      .11      .13      .13      .18
       Credit card . . . . . . . .     3.57     4.53     4.17     3.61     3.11
       Other . . . . . . . . . . .      .74     1.11     1.26     1.01      .74
                                       ----     ----     ----     ----    -----
         Total consumer. . . . . .     1.02     1.51     1.44      .96      .74
                                       ----     ----     ----     ----    -----
         Total . . . . . . . . . .      .84%    1.25%    1.48%    1.34%    1.84%
                                       ----     ----     ----     ----    -----
                                       ----     ----     ----     ----    -----

     ANALYSIS OF NONPERFORMING ASSETS --> Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1993, nonperforming assets totaled $226.0 million, a decrease of $186.1 million, or 45.2 percent, from year-end 1992. The most significant reduction occurred in other real estate, which declined $90.8 million, or 57.4 percent, primarily due to sales of properties. Commercial nonperforming loans declined $42.4 million, or 54.7 percent, during the year. The decrease in HLT nonperforming loans was related to one credit totaling $37.5 million which was repaid in 1993. Residential mortgage nonperforming loans increased to $44.8 million at December 31, 1993, from $20.5 million at December 31, 1992, due to the purchase of $24.0 million of delinquent residential mortgages in connection with a sale of mortgage loan servicing rights. These loans are supported by government-sponsored mortgage insurance, and the Company does not anticipate any significant losses related to these loans. At December 31, 1992, nonperforming assets were $412.1 million, down $137.6 million, or 25.0 percent, from year-end 1991. The decrease during 1992 was due to sales of properties and merger-related and other market valuation write-downs, net of $27.4 million added with the BSI acquisition.

     TABLE 14 --> NONPERFORMING ASSETS

                                                                      At December 31
                                                      -------------------------------------------
     (Dollars in Millions)                               1993     1992     1991     1990     1989
     --------------------------------------------------------------------------------------------
     Nonaccrual loans. . . . . . . . . . . . . . . .   $157.6   $246.7   $284.8   $412.1   $388.4
     Restructured loans. . . . . . . . . . . . . . .        -      3.5     16.7     25.7     53.9
                                                      -------------------------------------------
       Nonperforming loans . . . . . . . . . . . . .    157.6    250.2    301.5    437.8    442.3
     Other real estate . . . . . . . . . . . . . . .     67.4    158.2    229.9    207.1    168.0
     Other nonperforming assets. . . . . . . . . . .      1.0      3.7     18.3     20.3     38.8
                                                      -------------------------------------------
       Nonperforming assets. . . . . . . . . . . . .   $226.0   $412.1   $549.7   $665.2   $649.1
                                                      -------------------------------------------
                                                      -------------------------------------------
     Accruing loans 90 days or more past due . . . .   $ 31.2   $ 30.2   $ 43.4   $ 33.0   $ 47.4
     Nonperforming loans to total loans. . . . . . .      .84%    1.47%    1.84%    2.60%    2.26%
     Nonperforming assets to total
       loans plus other real estate. . . . . . . . .     1.20     2.39     3.31     3.90     3.29
     Net interest lost on nonperforming loans. . . .   $ 10.2   $ 13.8   $ 22.3   $ 31.1   $ 26.5
                                                      -------------------------------------------

          The ratio of nonperforming assets to loans plus other real estate improved to 1.20 percent at December 31, 1993, compared with 2.39 percent at year-end 1992 and 3.31 percent at year-end 1991.
          Interest payments are currently being received on approximately 40 percent of the Company's nonperforming assets. The payments are typically applied against principal and not recorded as income.
          Accruing loans 90 days or more past due at December 31, 1993, totaled $31.2 million, compared with $30.2 million at December 31, 1992, and $43.4 million at December 31, 1991.

     TABLE 15 --> NONPERFORMING ASSETS BY INDUSTRY

                                            At December 31     1993 COMPARED WITH 1992
                                         ----------------------------------------------
     (Dollars in Millions)                  1993      1992         Amount     Percent
     ----------------------------------------------------------------------------------
     COMMERCIAL:
       Commercial                         $ 35.1    $ 77.5        $ (42.4)      (54.7)%
       Financial institutions                 .9       3.3           (2.4)      (72.7)
       Real estate:
         Commercial mortgage                36.9      63.5          (26.6)      (41.9)
         Construction                        2.2       4.3           (2.1)      (48.8)
       HLTs                                 20.1      64.4          (44.3)      (68.8)
       Agricultural                           .4       1.1            (.7)      (63.6)
       Lease financing                       6.7       2.3            4.4       191.3
                                          ----------------        -------
         Total commercial                  102.3     216.4         (114.1)      (52.7)
     CONSUMER:
       Residential mortgage                 44.8      20.5           24.3       118.5
       Credit card                          10.3       9.5             .8         8.4
       Other                                  .2       3.8           (3.6)      (94.7)
                                          ----------------        -------
         Total consumer                     55.3      33.8           21.5        63.6
                                          ----------------        -------
         Total nonperforming loans         157.6     250.2          (92.6)      (37.0)
     OTHER REAL ESTATE                      67.4     158.2          (90.8)      (57.4)
     OTHER NONPERFORMING ASSETS              1.0       3.7           (2.7)      (73.0)
                                          ----------------        -------
         Total nonperforming assets       $226.0    $412.1        $(186.1)      (45.2)%
                                          ----------------        -------       -----
                                          ----------------        -------       -----

     INTEREST RATE RISK MANAGEMENT --> The Company's principle objective for interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis, which measures the difference between assets and liabilities that reprice in a given time period, and simulation modeling, which produces projections of net interest income under various interest rate scenarios and balance sheet strategies.

TABLE 16 --> INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                           REPRICING MATURITIES
                                                -------------------------------------------------------------------------
                                                 Less Than       3-6      6-12       1-5   More Than   Non-Rate
At December 31, 1993 (In Millions)                3 Months    Months    Months     Years     5 Years  Sensitive     Total
- -------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans. . . . . . . . . . . . . . . . . . . . .   $10,619    $  892    $2,055    $3,652      $  807    $   754   $18,779
  Available-for-sale securities. . . . . . . . .       626       183       822       971         662         55     3,319
  Other earning assets . . . . . . . . . . . . .     1,393         -         -         -           -          -     1,393
  Nonearning assets. . . . . . . . . . . . . . .         -         -       100         -          47      2,747     2,894
                                                -------------------------------------------------------------------------
    Total assets . . . . . . . . . . . . . . . .   $12,638    $1,075    $2,977    $4,623      $1,516    $ 3,556   $26,385
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
Liabilities and Equity:
  Deposits . . . . . . . . . . . . . . . . . . .   $ 8,145    $1,002    $1,955    $5,130      $   25    $ 4,774   $21,031
  Other purchased funds. . . . . . . . . . . . .     1,291         3         2         7          31          -     1,334
  Long-term debt . . . . . . . . . . . . . . . .       189         6         9       301         510          -     1,015
  Other liabilities. . . . . . . . . . . . . . .         9         -         -         -           -        751       760
  Equity . . . . . . . . . . . . . . . . . . . .         -         -         -         -          84      2,161     2,245
                                                -------------------------------------------------------------------------
    Total liabilities and equity . . . . . . . .   $ 9,634    $1,011    $1,966    $5,438      $  650    $ 7,686   $26,385
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments:
  Receiving fixed. . . . . . . . . . . . . . . .   $   219    $  210    $  195    $1,662      $  525    $    -    $ 2,811
  Paying floating. . . . . . . . . . . . . . . .    (2,771)      (40)        -         -           -         -     (2,811)
                                                -------------------------------------------------------------------------
    Total effect of off-balance sheet
      hedging instruments. . . . . . . . . . . .   $(2,552)   $  170    $  195    $1,662      $  525    $    -    $     -
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
Repricing gap. . . . . . . . . . . . . . . . . .   $   452    $  234    $1,206    $  847      $1,391    $(4,130)  $     -
Cumulative repricing gap . . . . . . . . . . . .       452       686     1,892     2,739       4,130          -
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------

THIS TABLE ESTIMATES THE REPRICING MATURITIES OF THE COMPANY'S ASSETS, LIABILITIES AND HEDGING INSTRUMENTS BASED UPON THE COMPANY'S ASSESSMENT OF THE REPRICING CHARACTERISTICS OF CONTRACTUAL AND NON-CONTRACTUAL INSTRUMENTS. NON-CONTRACTUAL DEPOSIT LIABILITIES ARE ALLOCATED AMONG THE VARIOUS MATURITY CATEGORIES AS FOLLOWS: FIFTY PERCENT OF REGULAR SAVINGS, INTEREST-BEARING CHECKING, AND MONEY MARKET CHECKING AND SEVENTY-TWO PERCENT OF MONEY MARKET SAVINGS ARE REFLECTED IN THE LESS THAN 3 MONTHS CATEGORY, WITH THE REMAINING PORTIONS PLACED IN THE 1-5 YEARS CATEGORY. TWENTY-FOUR PERCENT OF TOTAL NONINTEREST BEARING DEPOSITS ARE REFLECTED IN THE LESS THAN 3 MONTHS CATEGORY, WITH THE REMAINDER PLACED IN THE NON-RATE SENSITIVE CATEGORY.

     Table 16 above shows the Company's interest rate repricing gap position at several repricing maturities. As of December 31, 1993, the Company had a cumulative positive repricing gap position at one year of $1.9 billion, indicating that more assets than liabilities reprice within that period. This analysis is useful as a point-in-time measurement of interest rate risk. However, the gap analysis is unable to capture prepayment risk, the changing relationships between asset rates and liability rates of similar maturity (basis risk), option risk represented by interest rate caps and floors, and timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates. As a result, management places a greater reliance on simulation modeling to measure and manage interest rate risk.
          It is the Company's policy to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk under a steady 200 basis point fluctuation in interest rates over a 12-month period. Forecasted results are sensitive to many assumptions, including estimates of the timing of changes in rates which are determined by reference to market indices, such as prime or LIBOR, relative to each other and relative to rates which are determined by the Company subject to competitive factors. The Company assumes that the timing of these changes in rates will follow historic patterns, adjusted as necessary for current competitive factors and market conditions. The Company's current business mix results in more assets than liabilities repricing in a one year time frame. The Company invests in fixed rate assets or will receive fixed rates on interest rate swaps as a hedge to maintain acceptable interest rate risk levels.

          Interest rate swap agreements involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. The Company has entered into interest rate swap agreements that hedge specific assets and liabilities to manage the impact of fluctuating interest rates on earnings.
          As of December 31, 1993, the Company receives payments on $2.8 billion notional amount of interest rate swap agreements, based on fixed interest rates, and makes payments based on variable interest rates. These swaps have an average fixed rate of 6.98 percent and an average variable rate, which is tied to various LIBOR rates, of 3.32 percent. The maturity of these agreements ranges from one month to 11 years with an average remaining maturity of 3.5 years.
          Swaps contributed to the Company's net interest margin by reducing interest expense as interest income on floating rate assets declined. For the years ended December 31, 1993, 1992 and 1991, swaps decreased pre-tax interest expense by $88.8 million, $80.6 million, and $42.0 million, respectively.

     TABLE 17 --> INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

     At December 31, 1993 (Dollars in Millions)
     ------------------------------------------------------------------------
                                                                     Weighted
                                                                      Average
     Receive Fixed Swaps                            Notional    Interest Rate
     Maturity Date                                    Amount         Received
     ------------------------------------------------------------------------
     1994. . . . . . . . . . . . . . . . . . . .      $  624             6.37%
     1995. . . . . . . . . . . . . . . . . . . .         677             7.04
     1996. . . . . . . . . . . . . . . . . . . .         629             7.95
     1997. . . . . . . . . . . . . . . . . . . .         150             6.52
     1998. . . . . . . . . . . . . . . . . . . .         206             7.12
     After 1998. . . . . . . . . . . . . . . . .         525             6.56
                                                    --------
     Total . . . . . . . . . . . . . . . . . . .      $2,811             6.98
                                                    --------           ------
                                                    --------

     AT DECEMBER 31, 1993, THE COMPANY DID NOT HAVE ANY SWAPS WHICH PAID FIXED RATE INTEREST IN ITS PORTFOLIO.

          Interest rate caps and floors are similarly used by the Company to minimize the impact of fluctuating interest rates on earnings. By purchasing floors, the Company will be paid by its interest rate floor counterparties the difference between a certain short-term rate and the strike level of the agreement should the short-term rate fall below the strike level. The total notional amount of floor agreements purchased as of December 31, 1993, was $950 million with an average strike level of 3-month LIBOR at 3.5 percent and an average remaining maturity of 4.0 years. Floors increased interest income by $.6 million for the year ended December 31, 1993. Further information on interest rate swaps and options can be found in Note M on page 60.
          Another objective of the interest rate risk measurement and management process is to quantify the sensitivity of the market value of the Company's balance sheet components and off-balance sheet commitments to changes in interest rates.
          In December 1991, the Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instruments." This Statement requires the disclosure of the fair value of all financial instruments for which it is practicable to estimate that value. Financial instruments are generally defined as cash, equity instruments or investments and contractual obligations to pay or receive cash or other financial instruments. In defining fair value, the Statement indicates quoted market prices are the preferred means of estimating the value of a specific instrument but in the cases where market quotes are not available, fair values should be determined using various valuation techniques such as discounted cash flow calculations or by using pricing models or services.

     Due to the nature of its business and the financing needs of its customers, the Company is involved with a large number of financial instruments, the majority of which are not actively traded. Accordingly, the Company has used various valuation techniques to estimate the fair value of its financial instruments. For further information on fair values of financial instruments refer to Note N on page 63.

     LIQUIDITY MANAGEMENT --> The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for managing these needs while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand and investment opportunities. With this information, ALCO supervises the funding needs and excess funding positions, as well as the maintenance of contingent funding sources, to achieve a balance sheet structure that provides sufficient liquidity.
          The Company relies on four major sources of funding: regional deposits, intermediate- and long-term debt, capital funds and, to a much lesser extent, money market borrowings.
          As a result of the Company's strategic focus on traditional retail and commercial banking services, the Company has reduced its reliance on higher-cost negotiated funding and has continued to pursue more stable retail funding opportunities. Negotiated funding, which includes term certificates of deposit, foreign branch time deposits, national federal funds purchased and medium-term notes, totaled $.7 billion at year-end 1993, down from $.8 billion at year-end 1992 and $1.1 billion at year-end 1991. Since 1991 funding from the Company's operating region has consistently represented over 90 percent of the Company's total funding.
          Holding company assets totaled $3.1 billion at December 31, 1993, compared with $3.2 billion at December 31, 1992, and $2.6 billion at December 31, 1991. The increase in holding company assets during 1992 relates primarily to the acquisitions which were made during the year.
          The funding for the holding company consists primarily of long-term debt and equity, while funding for the Company's bank subsidiaries consists primarily of customer deposits. During 1993, holding company long-term debt, including medium-term notes, decreased slightly to $745 million from $749 million at year-end 1992. The Company issued $100 million in subordinated debt in the form of 10-year noncallable notes. The notes were priced at 6.625 percent to yield 75 basis points over the 10-year Treasury note. First Bank National Association (FBNA), the Company's lead bank, completed two $100 million subordinated debt issuances in 1993. The first was in the form of 12-year subordinated notes which carry a rate of 6.25 percent until the call date, August 15, 2000, and thereafter, have a rate of 7.30 percent, if not called. The second issuance was in the form of 10-year noncallable notes, priced at 6.00 percent. The Company also issued $125 million in subordinated debt in 1992 in the form of 12-year noncallable notes which were priced at 8.0 percent to yield 85 basis points over the 10-year Treasury note. It is the Company's operating practice to maintain liquid assets at the holding company sufficient to fund its operating cash needs including debt repayment.
          Long-term debt maturing in 1994 is approximately $146 million. These debt obligations will be met through medium-term note or subordinated debt issuance, as well as with the approximately $140 million of holding company cash and cash equivalents on hand at December 31, 1993.
          During 1993, the Company redeemed at par all of the $93 million of outstanding floating rate subordinated capital notes due in 1997.
          The sustained improvement in the Company's credit quality, liquidity, capital, and earnings has been recognized by several rating agencies which have upgraded the debt of First Bank System during the past several months. In January 1994, Moody's Investors Service raised the Company's senior debt rating to "A2" from "A3." Other Moody's ratings were raised as well. In August 1993, Standard & Poors upgraded the Company's senior debt to "A" from "A-". At December 31, 1993, Thomson BankWatch rated the Company's senior debt "A+".

BALANCE SHEET ANALYSIS

     Average loans totaled $17.8 billion in 1993, up $1.5 billion, or 9.2 percent, from the prior year. The increases occurred primarily in the financial institutions and consumer loan portfolios. The increase in the financial institutions portfolio was due primarily to a $700 million low margin extension of credit which is fully secured by short-term U.S. Treasury securities, and which is expected to be outstanding through the third quarter of 1994. The increase in consumer loans was primarily due to an increase in residential mortgages held for sale and home equity loans and the BSI acquisition, offset partially by declines in residential mortgages and auto loans. For a discussion of credit quality and the composition of the loan portfolio, see the Credit Management section beginning on page 25.
          Average securities increased to $4.0 billion in 1993 from $3.0 billion in 1992 as a result of the BSI acquisition. An increase in average U.S. agencies and other securities was partially offset by a decrease in average U.S. Treasury securities.
          The Company adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. Under this Statement, securities are classified as held-to-maturity if the Company has the intent and ability to hold the securities to maturity. Securities that the Company may sell as part of its asset/liability strategy or which may be sold in response to changes in interest rates, resultant prepayment risk and other factors are classified as available-for-sale. As a result of adopting this Statement, the entire $3.3 billion investment portfolio has been classified as available for sale with $34.0 million, net of tax, being recorded as an unrealized gain in shareholders' equity at December 31, 1993. Investment securities totaling $3.9 billion were held as long-term investments and $284 million were held for sale at December 31, 1992.
          During 1993, the Company sold $223 million in investment securities which had been designated as held for sale at year-end 1992. Also during 1993, $112 million of securities which had been designated as held for sale at the time of the CNB acquisition were sold. During 1992, the Company sold approximately $325 million of U.S. government agency mortgage-backed securities and $51 million of fixed rate, senior-support, pass-through certificates in response to increased prepayments experienced during the year. Net gains associated with these sales totaled $1.8 million. During 1991, WCIC sold or designated as held for sale, all of its portfolio of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation fixed-rate mortgage-backed securities. Gains on the sale of this portfolio totaled $6.1 million in 1991. Also in 1991, CNB sold $43.2 million of state and political securities and $15.2 million of U.S. Treasury securities for a net gain of $1.9 million.
          Trading account assets are purchased for resale to customers. Trading account assets consist primarily of securities of the U.S. Treasury and its agencies, state and political subdivisions, and short-term obligations of banks. Other short-term earning assets consist of federal funds sold, reverse repurchase agreements and deposits with banks. Trading account and other short-term earning assets averaged $1.0 billion in 1993 compared with $1.8 billion in 1992.

     TABLE 18 --> AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AVERAGE MATURITY

     At December 31, 1993                            Average Maturity
     -----------------------------------------------------------------
     U.S. Treasury . . . . . . . . . . . . . . .    2 years,  7 months
     Other U.S. Agencies . . . . . . . . . . . .    2 years,  5 months
     State and Political . . . . . . . . . . . .   15 years,  3 months
     Other*. . . . . . . . . . . . . . . . . . .    4 years, 10 months
       Total . . . . . . . . . . . . . . . . . .    4 years
                                                  --------------------
                                                  --------------------

     *EXCLUDES EQUITY SECURITIES WHICH HAVE NO STATED MATURITY.
      THE AVERAGE EFFECTIVE LIFE OF THE HOLDINGS IS EXPECTED TO BE LESS THAN THE AVERAGE CONTRACTUAL MATURITIES SHOWN IN THE TABLE BECAUSE BORROWERS MAY HAVE THE RIGHT TO CALL OR PREPAY OBLIGATIONS WITH OR WITHOUT CALL OR PREPAYMENT PENALTIES. THE TABLE ABOVE DOES NOT REFLECT THE AVERAGE CONTRACTUAL MATURITY OF MORTGAGE-BACKED SECURITIES.

TABLE 19 --> AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AMORTIZED COST, FAIR VALUE AND YIELD BY MATURITY DATE


MATURING:                         WITHIN 1 YEAR                   1-5 YEARS                     5-10 YEARS
- ------------------------------------------------------------------------------------------------------------------
                            Amor-                         Amor-                         Amor-
At December 31, 1993        tized      Fair               tized      Fair               tized      Fair
(Dollars in Millions)        Cost     Value     Yield      Cost     Value     Yield      Cost     Value     Yield
- ------------------------------------------------------------------------------------------------------------------
U.S. Treasury              $819.9    $827.4      5.22%   $498.9    $513.7      5.89%   $208.3    $199.7      5.22%
Mortgage-backed
  securities*                   -         -         -         -         -         -         -         -         -
Other U.S. Agencies           7.6       7.8      8.07      42.9      43.5      5.53         -         -         -
State and Political***        3.9       4.0     10.13      17.6      17.9     10.26      41.1      44.0      8.92
Other                         5.2       5.2      3.98      95.6      96.8      4.39      29.7      30.4      5.49
                           ---------------------------------------------------------------------------------------
                           $836.6    $844.4      5.26%   $655.0    $671.9      5.76%   $279.1    $274.1      5.79%
                           ---------------------------------------------------------------------------------------
                           ---------------------------------------------------------------------------------------

                                                              MORTGAGE-BACKED
MATURING:                          OVER 10 YEARS                 SECURITIES                       TOTAL
- ------------------------------------------------------------------------------------------------------------------
                            Amor-                         Amor-                         Amor-
                            tized      Fair               tized      Fair               tized      Fair
                             Cost     Value     Yield      Cost     Value     Yield      Cost     Value     Yield
- ------------------------------------------------------------------------------------------------------------------
U.S. Treasury               $   -     $   -         -%   $    -    $    -         -%   $1,527.1  $1,540.8     5.44%
Mortgage-backed
 securities*                    -         -         -     1,286.1   1,299.9    6.05     1,286.1   1,299.9     6.05
Other U.S. Agencies            .4        .4     10.26           -         -       -        50.9      51.7     5.94
State and Political***      121.4     130.5     11.47           -         -       -       184.0     196.4    10.76
Other                        85.7      97.9      6.94**         -         -       -       216.2     230.3     4.86**
                           ---------------------------------------------------------------------------------------
                           $207.5    $228.8     10.97%** $1,286.1  $1,299.9    6.05%   $3,264.3  $3,319.1     5.97%**
                           ---------------------------------------------------------------------------------------
                           ---------------------------------------------------------------------------------------


   * ADJUSTABLE RATE MORTGAGE SECURITIES (ARMS) REPRESENT 40% OF THE BALANCE OF MORTGAGE-BACKED SECURITIES.
  ** EXCLUDES EQUITY SECURITIES WHICH HAVE NO STATED YIELD.
 *** YIELDS ON STATE AND POLITICAL OBLIGATIONS THAT ARE NOT SUBJECT TO FEDERAL
     INCOME TAX HAVE BEEN ADJUSTED TO TAXABLE-EQUIVALENT USING A 35% TAX RATE.

          Noninterest-bearing deposits averaged $6.4 billion in 1993, up $1.6 billion from the 1992 average of $4.8 billion. The increase in noninterest-bearing deposits resulted from the higher levels of loans to mortgage banking firms which generate higher noninterest-bearing deposits, the BSI acquisition and generally higher levels of core deposits.
          Average interest-bearing deposits include certificates of deposit, savings certificates, money market checking, and savings products. These deposits averaged $13.9 billion in 1993 compared with $14.0 billion in 1992.
          Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, averaged $1.3 billion in 1993, or $164 million more than in the prior year.
          Intermediate- and long-term debt averaged $913 million in 1993 essentially unchanged from $927 million in 1992. During 1993, the Company placed three $100 million subordinated debt issuances.
          Medium-term notes outstanding totaled $248 million at December 31, 1993, compared with $258 million at December 31, 1992. During 1993, the Company issued $140 million of medium-term notes with maturities of nine months to two years of which $50 million had maturities of less than one year. Maturities and retirement of medium-term notes during 1993 totaled $150 million. Federal Home Loan Bank advances of $165 million at December 31, 1991, relating to WCIC, were retired during 1992.

IMPACT OF INFLATION

     The assets and liabilities of a financial institution are primarily monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. During periods of inflation, monetary assets lose value in terms of purchasing power while monetary liabilities have corresponding purchasing power gains. Since banks generally have an excess of monetary assets over monetary liabilities, inflation will, in theory, cause a loss of purchasing power in the value of shareholders' equity. However, the concept of purchasing power is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are a more important determinant of bank earnings.
          Other sections of the Management's Discussion and Analysis provide the information necessary for an understanding of the Company's ability to react to changing interest rates.

     TABLE 20 --> FOURTH QUARTER SUMMARY

                                                                                     Three Months Ended
                                                                                         December 31
                                                                                     ------------------
     (Dollars in Millions)                                                              1993       1992
     --------------------------------------------------------------------------------------------------
     CONDENSED INCOME STATEMENT:
     Net interest income (taxable-equivalent basis). . . . . . . . . . . . . . . .    $293.3     $263.3
     Provision for credit losses (1992 includes $13.6 merger-related charges). . .      27.0       52.9
                                                                                      -----------------
         Net interest income after provision for credit losses . . . . . . . . . .     266.3      210.4
     Investment securities gains . . . . . . . . . . . . . . . . . . . . . . . . .        --         .1
     Other noninterest income. . . . . . . . . . . . . . . . . . . . . . . . . . .     145.9      137.0
     Merger-related charges (including $26.4 related to ORE) . . . . . . . . . . .        --      110.4
     Other noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . .     255.3      258.6
                                                                                      -----------------
       Income (loss) before income taxes . . . . . . . . . . . . . . . . . . . . .     156.9      (21.5)
     Taxable-equivalent adjustment . . . . . . . . . . . . . . . . . . . . . . . .       3.7        4.4
     Income taxes (credit) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57.3       (8.8)
                                                                                      -----------------
       Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 95.9     $(17.1)
                                                                                      -----------------
                                                                                      -----------------
     Return on average assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      1.45%      (.28)%
     Return on average common equity . . . . . . . . . . . . . . . . . . . . . . .      18.3       (5.4)
     Net interest margin (taxable-equivalent basis). . . . . . . . . . . . . . . .      5.00       4.91
     Efficiency ratio. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      58.1       92.2
     Efficiency ratio, excluding merger-related charges. . . . . . . . . . . . . .      58.1       64.6
     PER SHARE DATA:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  .81     $ (.23)
     Common dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .25       .225
                                                                                      -----------------

FOURTH QUARTER SUMMARY
     In the fourth quarter of 1993, the Company reported net income of $95.9 million, or $.81 per share, compared to a net loss of $17.1 million, or $.23 per share in the fourth quarter of 1992. The fourth quarter loss in 1992 was due to the $81.8 million, or $.77 per share, of after-tax merger-related charges associated with the WCIC and BSI acquisitions. Excluding merger-related charges, fourth quarter net income would have been $64.7 million, or $.54 per share.
          Net interest income on a taxable-equivalent basis was $293.3 million in the fourth quarter of 1993, an increase of $30.0 million, or 11.4 percent, from the fourth quarter of 1992. The net interest margin on a taxable-equivalent basis was 5.00 percent compared with 4.91 percent a year ago. Total average earning assets were $23.3 billion during the fourth quarter of 1993, up $2.0 billion from the level of $21.3 billion in the same period of 1992.
          The provision for credit losses was $27.0 million in the fourth quarter of 1993 compared with $52.9 million in the fourth quarter of 1992. Included in the 1992 fourth quarter provision for credit losses was a merger-related provision of $13.6 million related to the WCIC acquisition. See the Provision for Credit Losses section on page 21 and the Credit Management section on page 25 for further information regarding the provision, net charge-offs and the allowance for credit losses.
          Noninterest income was $145.9 million in the fourth quarter of 1993, an increase of $8.8 million, or 6.4 percent, from the same quarter a year ago. The increase reflects higher trust fees, service charges, and credit card fees.
          Fourth quarter noninterest expense in 1993 was $255.3 million, a decrease of $113.7 million, from the fourth quarter of 1992. Included in noninterest expense in the fourth quarter of 1992 were merger-related charges of $110.4 million associated with the acquisition of WCIC and BSI. These merger-related charges were comprised of a $26.4 million loss on other real estate and $84.0 million in merger, integration and restructuring expenses. Compared with noninterest expense for the fourth quarter of 1992, including the operations of BSI on a pro forma basis and excluding merger-related charges, noninterest expense for the quarter declined by $28.3 million, or 10.0 percent. Excluding merger-related charges, the efficiency ratio improved to 58.1 percent from 64.6 percent in the fourth quarter of 1992.

CONSOLIDATED BALANCE SHEET


At December 31 (In Millions, Except Shares)                                     1993             1992

ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,682          $ 1,916
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,032            1,498
Securities purchased under agreements to resell. . . . . . . . . . . . . .        306              212
Interest-bearing deposits with banks . . . . . . . . . . . . . . . . . . .          -              327
Trading account securities . . . . . . . . . . . . . . . . . . . . . . . .         55               94
Available-for-sale securities  . . . . . . . . . . . . . . . . . . . . . .      3,319              284
Investment securities (market value: 1992 - $3,955)  . . . . . . . . . . .          -            3,912
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,779           17,076
 Less allowance for credit losses. . . . . . . . . . . . . . . . . . . . .        423              448
                                                                              -------------------------
 Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,356           16,628
Bank premises and equipment. . . . . . . . . . . . . . . . . . . . . . . .        382              414
Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        129              148
Customers liability on acceptances . . . . . . . . . . . . . . . . . . . .        186              183
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        938            1,009
                                                                             --------------------------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $26,385          $26,625
                                                                             --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 7,489          $ 6,011
 Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,542           15,177
                                                                             --------------------------
   Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,031           21,188
Federal funds purchased. . . . . . . . . . . . . . . . . . . . . . . . . .        553              674
Securities sold under agreements to repurchase . . . . . . . . . . . . . .        369              448
Other short-term funds borrowed. . . . . . . . . . . . . . . . . . . . . .        412              328
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,015              822
Acceptances outstanding. . . . . . . . . . . . . . . . . . . . . . . . . .        186              183
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        574              664
                                                                             --------------------------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,140           24,307

Shareholders' equity:
 Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        266              379
 Common stock, par value $1.25 a share-authorized 150,000,000 shares;
  issued: 1993 - 114,793,547 shares; 1992 - 113,450,425 shares . . . . . .        144              141
 Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        676              658
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,328            1,140
 Less cost of common stock in treasury: 1993 - 5,391,883 shares  . . . . .       (169)               -
                                                                             --------------------------
   Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .      2,245            2,318
                                                                             --------------------------
   Total liabilities and shareholders' equity  . . . . . . . . . . . . . .    $26,385          $26,625
                                                                             --------------------------
                                                                             --------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF INCOME


Year Ended December 31 (In Millions, Except Per-Share Data)                             1993             1992             1991
- -------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,398.6         $1,418.8         $1,624.3
Investment securities:
 Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           218.2            186.4            221.1
 Exempt from federal income taxes. . . . . . . . . . . . . . . . . . . . . .            14.6             12.0             19.1
Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4.6              6.4             11.8
Federal funds sold and resale agreements . . . . . . . . . . . . . . . . . .            23.7             46.2             83.0
Deposits with banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2.1             11.5              2.7

                                                                                ------------------------------------------------
   Total interest income . . . . . . . . . . . . . . . . . . . . . . . . . .         1,661.8          1,681.3          1,962.0

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           423.7            568.7            872.8
Federal funds purchased and repurchase agreements. . . . . . . . . . . . . .            31.8             37.1             57.9
Other short-term funds borrowed. . . . . . . . . . . . . . . . . . . . . . .            19.0             14.3             24.2
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54.4             66.1            100.3
                                                                                ------------------------------------------------
   Total interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .           528.9            686.2          1,055.2
                                                                                ------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,132.9            995.1            906.8
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . .           125.2            183.4            202.2
                                                                                ------------------------------------------------
Net interest income after provision for credit losses. . . . . . . . . . . .         1,007.7            811.7            704.6

NONINTEREST INCOME
Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           146.1            127.8            115.5
Credit card fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           137.1            116.9             94.4
Service charges on deposit accounts. . . . . . . . . . . . . . . . . . . . .           115.3            108.4             97.2
Insurance commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . .            20.9             27.3             27.2
Trading account profits and commissions. . . . . . . . . . . . . . . . . . .            10.1             10.5             10.2
Investment securities gains. . . . . . . . . . . . . . . . . . . . . . . . .              .3              1.9              8.9
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           139.8            142.9            144.3
                                                                                ------------------------------------------------
   Total noninterest income. . . . . . . . . . . . . . . . . . . . . . . . .           569.6            535.7            497.7

NONINTEREST EXPENSE
Salaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           389.1            388.7            371.7
Employee benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            86.3             85.5             79.3
Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            93.4             87.9             84.0
Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .            72.7             67.2             64.8
FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            46.4             42.2             38.5
Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . .            36.7             38.7             37.8
Amortization of goodwill and other intangible assets . . . . . . . . . . . .            30.6             25.2             21.6
Other personnel costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .            27.5             20.2             17.8
Data processing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            27.0             28.3             28.3
Other real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2.2             41.2             29.9
Merger, integration and restructuring. . . . . . . . . . . . . . . . . . . .            72.2             84.0                -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           216.4            205.2            195.6
                                                                               ------------------------------------------------
   Total noninterest expense . . . . . . . . . . . . . . . . . . . . . . . .         1,100.5          1,114.3            969.3
                                                                               ------------------------------------------------
Income before income taxes and cumulative effect of
  changes in accounting principles . . . . . . . . . . . . . . . . . . . . .           476.8            233.1            233.0
Applicable income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .           178.8             78.6             25.9
                                                                               ------------------------------------------------
Income before cumulative effect of changes in accounting principles. . . . .           298.0            154.5            207.1
Cumulative effect of changes in accounting principles. . . . . . . . . . . .               -            157.3                -
                                                                               ------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  298.0         $  311.8         $  207.1
                                                                               ------------------------------------------------
                                                                               ------------------------------------------------
Net income applicable to common equity . . . . . . . . . . . . . . . . . . .        $  270.2         $  281.6         $  183.4
                                                                               ------------------------------------------------
                                                                               ------------------------------------------------
EARNINGS PER COMMON SHARE
Average common and common equivalent shares. . . . . . . . . . . . . . . . .     113,075,429      105,361,022      102,533,284
 Income before cumulative effect of changes in accounting principles . . . .        $   2.39         $   1.18         $   1.79
 Cumulative effect of changes in accounting principles . . . . . . . . . . .               -             1.49                -
                                                                               ------------------------------------------------
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2.39         $   2.67         $   1.79
                                                                               ------------------------------------------------
                                                                               ------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                        Common
                                                        Shares    Preferred   Common   Capital  Retained   Treasury
(In Millions, Except Shares)                       Outstanding*       Stock    Stock   Surplus  Earnings      Stock**      Total
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1990. . . . . . . . . . . .    101,079,861     $ 264.0   $126.7    $403.1   $ 810.4     $(4.3)    $1,599.9
Net income . . . . . . . . . . . . . . . . . . .                                                   207.1                  207.1
Dividends declared:
 Preferred . . . . . . . . . . . . . . . . . . .                                                   (23.7)                 (23.7)
 Common. . . . . . . . . . . . . . . . . . . . .                                                   (65.6)                 (65.6)
Issuance of preferred stock (2,290,000 shares) .                      114.5               (2.8)                           111.7
Issuance of common stock:
 Dividend reinvestment . . . . . . . . . . . . .        610,673                   .7      10.4                             11.1
 Stock option and stock purchase plans . . . . .        846,333                  1.1       6.9                              8.0
Market appreciation in equity securities portfolio                                                   3.6                    3.6
                                                    -----------------------------------------------------------------------------

BALANCE DECEMBER 31, 1991. . . . . . . . . . . .    102,536,867       378.5    128.5     417.6     931.8      (4.3)     1,852.1
Net income . . . . . . . . . . . . . . . . . . .                                                   311.8                  311.8
Dividends declared:
 Preferred . . . . . . . . . . . . . . . . . . .                                                   (30.2)                 (30.2)
 Common. . . . . . . . . . . . . . . . . . . . .                                                   (73.1)                 (73.1)
Retirement of stock acquired in mergers. . . . .       (290,129)                 (.4)     (5.9)                            (6.3)
Issuance of common stock:
 Acquisition of Bank Shares Incorporated . . . .      8,163,265                 10.2     200.3                  .7        211.2
 Acquisition of Siouxland Bank Holding Company .        994,117                  1.2      20.6                             21.8
 Dividend reinvestment . . . . . . . . . . . . .        508,397                   .5       7.8                 2.0         10.3
 Stock option and stock purchase plans . . . . .      1,537,908                  1.8      17.3                 1.6         20.7
                                                    -----------------------------------------------------------------------------
BALANCE DECEMBER 31, 1992. . . . . . . . . . . .    113,450,425       378.5    141.8     657.7   1,140.3        --      2,318.3
Net income . . . . . . . . . . . . . . . . . . .                                                   298.0                  298.0
Dividends declared:
 Preferred . . . . . . . . . . . . . . . . . . .                                                   (27.8)                 (27.8)
 Common. . . . . . . . . . . . . . . . . . . . .                                                  (109.7)                (109.7)
Repurchase of common stock for treasury. . . . .     (6,181,290)                                            (187.1)      (187.1)
Issuance of common stock:
 Dividend reinvestment . . . . . . . . . . . . .        227,287                             .3                 6.4          6.7
 Stock option and stock purchase plans . . . . .      1,905,242                  1.7      18.4      (3.6)     11.3         27.8
Redemption of preferred stock. . . . . . . . . .                     (112.6)                        (2.6)                (115.2)
Unrealized gain on available-for-sale securities                                                    34.0                   34.0
                                                    -----------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993. . . . . . . . . . . .    109,401,664     $ 265.9   $143.5    $676.4  $1,328.6   $(169.4)    $2,245.0
                                                    -----------------------------------------------------------------------------
                                                    -----------------------------------------------------------------------------

 * DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY. **ENDING TREASURY SHARES WERE 5,391,883 AT DECEMBER 31, 1993, AND 253,920 AT
   DECEMBER 31, 1991, AND DECEMBER 31, 1990.




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended December 31 (In Millions)                                                                 1993       1992       1991
- -------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  298.0   $  311.8   $  207.1
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    125.2      183.4      202.2
 Provision for merger, integration and restructuring . . . . . . . . . . . . . . . . . . . . . .     72.2       84.0          -
 Provision for deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     64.0       22.2        5.1
 Depreciation and amortization of bank premises and equipment. . . . . . . . . . . . . . . . . .     58.4       48.6       42.6
 Amortization and write-downs of loan servicing related intangibles. . . . . . . . . . . . . . .     55.5       14.3        5.5
 Amortization of goodwill and other intangible assets. . . . . . . . . . . . . . . . . . . . . .     30.6       25.2       21.6
 Write-downs of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18.1       47.5       32.2
 Cumulative effect of accounting changes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -     (157.3)         -
 Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
  Decrease (increase) in trading account securities. . . . . . . . . . . . . . . . . . . . . . .     39.3       57.2      (15.5)
  Increase in loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (379.8)    (191.4)    (132.3)
  Decrease in securities held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    429.9      183.4       42.8
  (Increase) decrease in accrued receivables . . . . . . . . . . . . . . . . . . . . . . . . . .    (10.2)      23.3       (6.9)
  (Decrease) increase in accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   (152.3)       1.0      (64.2)
  Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (81.6)      15.0      (57.6)
                                                                                                   ----------------------------
   Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .    567.3      668.2      282.6

INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    322.5       85.7     (352.2)
 Loans outstanding of subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,428.3)     160.8    1,104.1
 Securities purchased under agreements to resell . . . . . . . . . . . . . . . . . . . . . . . .    (93.4)     (76.7)     114.1
Investment securities transactions:
 Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     46.8       35.5      794.2
 Maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,235.5      970.7      686.6
 Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (889.4)  (1,555.5)  (1,010.0)
Proceeds from sales/repayments of other real estate owned. . . . . . . . . . . . . . . . . . . .     99.5       95.8       85.5
Proceeds from sales of bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . .     31.5        9.7        5.6
Purchases of bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (111.6)     (99.3)     (53.3)
Purchases of loans, including related intangibles of $43.6 in 1991 . . . . . . . . . . . . . . .    (32.6)     (56.8)    (690.4)
Cash and cash equivalents of acquired subsidiaries . . . . . . . . . . . . . . . . . . . . . . .        -      197.1          -
Business acquisitions, net of cash received. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3.0)      67.4     (241.8)
Sale of unconsolidated subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12.8          -          -
Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26.3)      33.2       47.7
                                                                                                 ------------------------------
   Net cash provided (used) by investing activities. . . . . . . . . . . . . . . . . . . . . . .   (836.0)    (132.4)     490.1


FINANCING ACTIVITIES
Net cash provided (used) by:
 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (68.6)     138.8     (233.0)
 Federal funds purchased and securities sold under agreements to repurchase. . . . . . . . . . .   (198.9)      12.5     (367.7)
 Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     57.0      (32.5)      32.7
Long-term debt transactions:
 Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    440.0      160.8      179.6
 Principal payments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (256.2)    (294.2)    (737.6)
Issuance (redemption) of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (115.2)         -      111.7
Proceeds from dividend reinvestment, stock option, and stock purchase plans. . . . . . . . . . .     34.5       30.2       19.0
Repurchase of common stock for treasury. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (187.1)         -          -
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (137.5)    (103.3)     (89.3)
                                                                                                  -----------------------------
   Net cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (432.0)     (87.7)  (1,084.6)
                                                                                                  -----------------------------
   Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (700.7)     448.1     (311.9)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . .  3,414.2    2,966.1    3,278.0
                                                                                                 ------------------------------
   Cash and cash equivalents at end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . $2,713.5   $3,414.2   $2,966.1
                                                                                                 ------------------------------
                                                                                                 ------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     First Bank System, Inc. ("The Company") is a regional, multi-bank holding company which provides bank and bank-related services principally to domestic markets, through its subsidiaries.

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     TRADING ACCOUNT SECURITIES - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities and are reported at fair value. Gains or losses on sales of trading account securities, adjustments to fair values, and other noninterest income are included in trading account profits and commissions.

     AVAILABLE-FOR-SALE SECURITIES - Securities that are not trading account securities and which may be sold before maturity in response to changes in interest rates or prepayment risk, or due to liquidity needs or changes in funding sources or terms, are classified as available-for-sale. These securities are carried at fair value, with unrealized holding gains or losses, net of tax, reported in shareholders' equity. When securities are sold, the amortized cost of the specific securities sold is used to compute the gain or loss on sale.

     INVESTMENT SECURITIES - Included in held-to-maturity securities are those securities which management has the positive intent and ability to hold to maturity. These securities are stated at cost, as adjusted for accretion of discounts or amortization of premiums, computed by the interest method. The adjusted cost of the specific security sold is used to compute the gains or losses on the sale.

     LOANS - Loans are reported net of any unearned discount. Interest income is accrued on loan balances outstanding. Loan and commitment fees are deferred and recognized over the loan and/or commitment period as yield adjustments.
         Loans are reviewed regularly by management and are generally placed on nonaccrual status when the collection of interest or principal has become 90 days past due or collection is otherwise considered doubtful. When a loan is placed on nonaccrual status, previously recorded accrued but uncollected interest is reversed against current period interest income. Interest payments received on nonaccrual loans are generally applied against principal.
         Certain subsidiaries engage in both direct and leveraged lease financing. The net investment in direct financing leases consists of the sum of all minimum lease payments and estimated residual values, less unearned income and investment tax credit. Unearned income is earned and included in loan interest income over the terms of the leases to produce a constant rate of return on the net investment.
         The investment in leveraged leases consists of the sum of all lease payments (less the portion applicable to principal and interest on nonrecourse debt) plus estimated residual values, less unearned income. Unearned income is earned and included in loan interest income over the positive years of the net investment.
         Loans and mortgages held for sale are carried at the lower of cost or market value as determined on an aggregate basis by type of loan.

     ALLOWANCE FOR CREDIT LOSSES - Management determines the adequacy of the allowance based on a continuous evaluation of the loan portfolio and related off-balance sheet commitments, recent loss experience, and other pertinent factors, including current and anticipated economic conditions. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

     MORTGAGE BANKING - Acquisition costs of purchased mortgage servicing rights and excess mortgage servicing fee receivables are capitalized and amortized on an accelerated basis over the estimated period of net servicing revenue. On a quarterly basis the Company reviews the carrying value of its mortgage servicing rights and fees based on historical prepayment experience and expectations of future prepayment activity, and if appropriate, reduces the carrying value to estimated realizable value, calculated on a discounted basis.

     INTEREST RATE SWAPS - The Company engages in interest rate swap transactions to manage its interest rate risk and as a financial intermediary. Income or expense on swaps designated as hedges of assets, liabilities or commitments is recorded as an adjustment to interest income or expense. If the instrument being hedged is disposed of, the swap agreement is marked to market with any resulting gain or loss being included with the gain or loss from the disposition. If the interest rate swap is terminated, the gain or loss is deferred and amortized over the remaining life of the specific asset or liability it was hedging. The initial bid/offer spread on intermediated swaps is deferred and recognized in trading account profits and commissions over the life of the agreements. Intermediated swaps are marked to market and the resultant gain or loss is recorded currently in trading account profits and commissions.

     INTEREST RATE CONTRACTS - The Company uses interest rate futures, forwards, options, caps, and floors for managing its interest rate risk, as a financial intermediary and in its trading operations. For interest rate contracts which meet the criteria for hedge accounting treatment, gains or losses due to changes in the market value of the contracts are deferred initially and amortized over the period of interest rate risk exposure as adjustments to interest income or expense. Gains or losses related to the termination of these financial instruments or disposal of the asset or liability being hedged are treated in the same manner as interest rate swaps. Gains or losses on all other interest rate contracts are included in income as part of trading account profits and commissions.

     BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation and amortization computed primarily on the straight line method based on estimated useful lives.
         Capitalized leases, less accumulated amortization, are included in bank premises and equipment, and the lease obligations are included in long-term debt. Capitalized leases are amortized on the straight line method over the lease term and the amortization is included in depreciation expense.

     OTHER REAL ESTATE - Other real estate (ORE), which is included in other assets, represents properties acquired through foreclosure, in substance foreclosure or other proceedings. Upon classification as ORE, any excess of the loan receivable over the fair value of the collateral is charged to the allowance for credit losses. Property is evaluated regularly to ensure that the recorded amount is supported by the current fair value. In addition, annual appraisals are conducted. Subsequent to classification as ORE, the asset is carried at the lower of cost or fair value, less estimated selling costs. Changes in the carrying amount of the asset are either recorded in a valuation allowance or charged directly to expense.

     INTANGIBLE ASSETS - The excess of cost over net assets of businesses acquired is included in other assets and is amortized over periods ranging up to 25 years. At December 31, 1993, goodwill totaled $168.0 million, net of accumulated amortization of $48.4 million. Other intangible assets, net of accumulated amortization, include purchased mortgage servicing rights of $52.7 million, cardholder relationships of $35.7 million, core deposits of $41.3 million and other intangibles of $26.5 million at December 31, 1993. These assets are amortized over their estimated useful lives ranging from seven to ten years using straight line and accelerated methods, as appropriate.

     INCOME TAXES - Deferred taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year end.

     STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, cash equivalents are those amounts included in cash and due from banks and federal funds sold.

     PER SHARE CALCULATIONS - Primary earnings per share are computed by dividing income applicable to common stock (net income less preferred stock dividends and the pro rata effect of the assumed exercise of risk event warrants) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. To compute the dilutive effect of restricted common shares issued under the 1991 Stock Incentive Plan, the treasury stock method is applied to the unvested portion of the shares granted and the related unamortized expense. Fully diluted earnings per share computations assume the conversion of the Series 1991A preferred stock during the period that the stock was outstanding, unless the effect is anti-dilutive.


NOTE B - ACCOUNTING CHANGES

     ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES - Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Generally, SFAS 115 requires that investments in debt securities and equity securities with readily determinable fair values be classified into three categories which then establishes the accounting requirements. The accounting for two of the categories, trading securities and held-to-maturity securities, is essentially the same as prior practice. The new category, available-for-sale securities, is accounted for at fair value with unrealized holding gains or losses being reported in shareholders' equity. As a result of adopting this statement, $3.3 billion of investment securities have been classified as available for sale with $34.0 million, net of tax, being recorded as an unrealized gain in shareholders' equity.

     ACCOUNTING FOR POSTEMPLOYMENT BENEFITS - The Company adopted the provisions of SFAS 112, "Employers' Accounting for Postemployment Benefits," as of December 31, 1993. This Statement requires accrual of costs associated with postemployment benefits (principally disability-related benefits) provided to former or inactive employees after employment but before retirement if certain conditions are met. The effect of adopting SFAS 112 was not material.

     ACCOUNTING FOR INCOME TAXES - In 1992, the Company adopted the provisions of SFAS 109, "Accounting for Income Taxes," which superseded SFAS 96, the basis of the Company's accounting for income taxes prior to the change. The Company elected not to restate prior years' financial statements. The effect of adopting SFAS 109 as of January 1, 1992, has been reflected in the income statement as a cumulative effect of an accounting change.
         SFAS 109 requires companies to record a deferred tax asset related to the unrecognized benefit of income tax carryforwards. SFAS 96 precluded such accounting and required the benefits to be recorded in income as the carryforwards were utilized. In connection with the adoption of SFAS 109, the Company evaluated the available evidence supporting the realization of the deferred tax assets and determined that it was more likely than not that the assets will be realized. Accordingly, the Company recorded deferred tax assets related to the unrecognized benefit of income tax carryforwards. The cumulative effect of this accounting change on years prior to 1992 was an increase of $213.9 million in the Company's deferred tax assets and $188.9 million in net income. SFAS 109 was adopted retroactive to the beginning of 1992, and results for the first three quarters of that year were restated to reflect increased tax expense.

     ACCOUNTING FOR POSTRETIREMENT BENEFITS - The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in the fourth quarter of 1992. This Statement requires the accrual of costs associated with such benefits (principally postretirement health care benefits) during the years that the employee renders the required services. The Company elected to recognize the entire amount of the accumulated postretirement benefit obligation related to prior years as a one-time charge reflected as a cumulative effect of an accounting change. At the time of adoption on January 1, 1992, this obligation was $52.1 million, before tax benefits of $20.5 million. Similar to SFAS 109, the first three quarters of 1992 have been restated to reflect the adoption of SFAS 106.

     ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - The Financial Accounting Standards Board recently issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the loans' effective interest rate, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The adoption of this Statement is required for fiscal years beginning after December 15, 1994. The adoption of SFAS 114 is not expected to have a material effect on the Company.


Note C - BUSINESS COMBINATIONS AND PENDING ACQUISITIONS

     Effective May 28, 1993, the Company completed the acquisition of Colorado National Bankshares, Inc. ("CNB"), formerly the largest independent commercial bank holding company in Colorado with $3.0 billion in assets, $2.5 billion in deposits and $271 million in common equity, resulting in approximately 20.6 million shares of the Company's common stock being issued for all the outstanding common stock of CNB.
         Effective December 18, 1992, Western Capital Investment Corporation ("WCIC"), a $2.5 billion financial institution headquartered in Denver, Colorado, merged with a wholly-owned subsidiary of the Company, resulting in 5.3 million shares of the Company's common stock being issued for all the outstanding common shares of WCIC.
         Both the CNB and WCIC acquisitions were accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been restated for all periods prior to the acquisitions to include the accounts and operations of CNB and WCIC.
         Operating results of the Company and CNB for the three months ended March 31, 1993, and the years ended December 31, 1992, and 1991 prior to restatement were:

                                                                     Three Months Ended
                                                                              March 31,      Year Ended December 31,
                                                                            ----------------------------------------
     (In Millions)                                                                 1993         1992        1991
- --------------------------------------------------------------------------------------------------------------------
     THE COMPANY
     Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .     $233.3       $846.3      $762.3
     Cumulative effect of changes in accounting principles . . . . . . . . .          -        151.9           -
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63.7        276.0       196.3

     CNB
     Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       39.9        148.8       144.5
     Cumulative effect of changes in accounting principles . . . . . . . . .          -          5.4           -
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13.8         35.8        10.8

     COMBINED
     Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .      273.2        995.1       906.8
     Cumulative effect of changes in accounting principles . . . . . . . . .          -        157.3           -
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       77.5        311.8       207.1

         On December 31, 1992, the Company acquired Bank Shares Incorporated ("BSI"), a bank holding company headquartered in Minneapolis, Minnesota, in a stock-for-stock exchange in which the Company issued 8.2 million shares of common stock for all outstanding shares of BSI common stock.
         The acquisition of BSI was accounted for under the purchase method of accounting, and accordingly, the purchase price of $211.2 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired was recorded as goodwill. Core deposit intangibles of $34 million are being amortized over the estimated lives of the deposits of approximately 10 years, and goodwill of $68.7 million is being amortized over 25 years. The total assets acquired and liabilities assumed at the time of acquisition were $2.1 billion and $1.9 billion, respectively. The results of operations of BSI have been included in the Company's Consolidated Statement of Income only for the year ended December 31, 1993.

         The following pro forma operating results of the Company assume that the BSI acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results. The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated.


                                                                       Years Ended December 31,
                                                                      -------------------------
     (In Millions, Except Per-Share Amounts)                                    1992       1991
     ------------------------------------------------------------------------------------------
     Net interest income . . . . . . . . . . . . . . . . . . . . . . .      $1,069.9     $975.0
     Cumulative effect of changes in accounting principles . . . . . .         157.3         --
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .         293.1      214.1
     Net income per share. . . . . . . . . . . . . . . . . . . . . . .          2.29       1.72
                                                                      -------------------------
                                                                      -------------------------

          On September 29, 1993, the Company announced that it had signed a purchase agreement to acquire Boulevard Bancorp Inc., a Chicago commercial bank holding company with $1.6 billion in assets, $1.2 billion in deposits, and $114 million in shareholders' equity. The value of the Company's common stock to be issued in connection with the merger including the fair value of Boulevard's stock options and warrants is approximately $202.3 million. This acquisition will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired will be recorded as goodwill. The transaction is subject to shareholder and regulatory approval and is expected to close in the first quarter of 1994.
          In connection with the Boulevard acquisition, the Company announced it would buy back existing shares of its common stock approximately equal to the number of shares to be issued at the time of closing of the Boulevard acquisition (approximately 6.5 million). The repurchase of these shares began in October 1993 and may continue up to 90 days following the closing of the Boulevard acquisition. As of December 31, 1993, approximately 3.9 million shares with a cost of $121.4 million have been repurchased.
          As of December 31, 1993, the Company has signed agreements with respect to four pending acquisitions which are not material to the Company's financial position or operating results, including American Bancshares of Mankato, a commercial bank holding company headquartered in Mankato, Minnesota, with approximately $116 million in assets; First Financial Investors, Inc., a savings bank holding company headquartered in Duluth, Minnesota, with approximately $200 million in assets; and United Bank of Bismarck, a commercial bank headquartered in Bismarck, North Dakota, with approximately $123 million in assets. The Company has agreed to purchase the domestic corporate trust business of J.P. Morgan & Co., Incorporated. This business unit provides trust services for approximately 650 clients with 3,800 bond issues. These transactions are expected to close during the first half of 1994.
          During 1992 and 1993, three additional transactions were completed to support the strategic direction of the Company. These included Siouxland Bank Holding Company, a $174 million institution headquartered in Fargo, North Dakota, acquired in June 1992; the corporate trust business of Bankers Trust Company of California, acquired in July 1992; and the corporate trust business of two U.S. Bancorp subsidiaries in Washington and Oregon, acquired in March 1993.

NOTE D - RESTRICTIONS ON CASH AND DUE FROM BANKS

     Bank subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged $519 million for the quarter ended December 31, 1993.


NOTE E - SECURITIES

     The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of securities at December 31 was as follows:


                                                 1993                                            1992
                          --------------------------------------------- -------------------------------------------------
                                         Gross       Gross
                                    Unrealized  Unrealized                                  Gross         Gross     Gross
                          Amortized    Holding     Holding        Fair    Amortized    Unrealized    Unrealized    Market
     (In Millions)             Cost      Gains      Losses       Value         Cost  Appreciation  Depreciation     Value
     --------------------------------------------------------------------------------------------------------------------
     U.S. Treasury . . .     $1,527        $25        $(11)     $1,541       $1,816           $31           $(2)   $1,845
     Mortgage-backed
      securities . . . .      1,286         18          (4)      1,300        1,583             8            (4)    1,587
     Other U.S.
      agencies . . . . .         51          1          --          52           61            --            --        61
     State and
      political  . . . .        184         12          --         196          188             9            --       197
     Other . . . . . . .        216         16          (2)        230          264             1            --       265
                          -----------------------------------------------------------------------------------------------
        Total. . . . . .     $3,264        $72        $(17)     $3,319       $3,912           $49           $(6)   $3,955
                          -----------------------------------------------------------------------------------------------
                          -----------------------------------------------------------------------------------------------

          As described in Note B of the Notes to Consolidated Financial Statements, the Company adopted SFAS 115 at December 31, 1993, and at that date, all of the Company's investment securities were classified as available for sale. At December 31, 1992, investment securities with amortized cost totaling $3,912 million were held as long-term investments, and securities held for sale totaling $284 million were carried at lower of cost or market.
          Securities carried at $.8 billion at December 31, 1993, and $1.3 billion at December 31, 1992, were pledged to secure public and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities with an amortized cost of $.4 billion and $.5 billion at December 31, 1993, and 1992, respectively.
          Gross realized gains and losses on investment securities were as follows:


     (In Millions)                             1993       1992        1991*
     ----------------------------------------------------------------------
     Gross realized gains. . . . . . . .      $ 3.3       $1.9       $10.1
     Gross realized losses . . . . . . .       (3.0)        --       ( 1.2)
                                           --------------------------------
      Net realized gains . . . . . . . .      $  .3       $1.9       $ 8.9
                                           --------------------------------
                                           --------------------------------

    *SEE NOTE J "MERGER, INTEGRATION AND RESTRUCTURING PROVISIONS" ON PAGE 54.

          For amortized cost, fair value and yield by maturity date of securities outstanding as of December 31, 1993, see Table 19 on page 38 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE F - LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition of the loan portfolio at December 31 was as follows:


     (In Millions)                                     1993        1992
     ------------------------------------------------------------------
     COMMERCIAL:
      Commercial . . . . . . . . . . . . . . .      $ 5,856     $ 5,288
      Financial institutions . . . . . . . . .        2,004       1,132
      Real estate:
       Commercial mortgage . . . . . . . . . .        1,495       1,539
       Construction. . . . . . . . . . . . . .          231         234
      HLTs . . . . . . . . . . . . . . . . . .          183         284
      Agricultural . . . . . . . . . . . . . .          123         131
      Lease financing. . . . . . . . . . . . .          197         256

                                                   --------------------
        Total commercial loans . . . . . . . .       10,089       8,864
                                                   --------------------

     CONSUMER:
      Residential mortgage . . . . . . . . . .        2,422       2,568
      Residential mortgages held for sale. . .        1,088         705
      Home equity and second mortgage. . . . .        1,755       1,362
      Credit card. . . . . . . . . . . . . . .        1,757       1,782
      Revolving credit . . . . . . . . . . . .          690         600
      Automobile . . . . . . . . . . . . . . .          342         519
      Installment. . . . . . . . . . . . . . .          376         430
      Student loans held for sale. . . . . . .          260         246
                                                   --------------------
        Total consumer loans . . . . . . . . .        8,690       8,212
                                                   --------------------
        Total loans. . . . . . . . . . . . . .      $18,779     $17,076
                                                   --------------------
                                                   --------------------

          Certain directors and executive officers of the Company, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, are loan customers of the Company and its subsidiaries. These loans were made in the ordinary course of business at the subsidiaries' normal credit terms, including interest rate and collateralization, and were all current as to their terms at December 31, 1993, and 1992. The aggregate dollar amounts of these loans were $18.8 million and $12.5 million at December 31, 1993, and 1992, respectively. During 1993, additions totaled $118.0 million and repayments totaled $111.7 million.
          Nonaccrual and renegotiated loans totaled $158 million, $250 million, and $302 million at December 31, 1993, 1992, and 1991, respectively. The effect of nonaccrual and renegotiated loans on interest income was as follows:


     (In Millions)                                       1993    1992    1991
     ------------------------------------------------------------------------
     Interest income that would have been accrued
      at original contractual rates. . . . . . . . .    $13.6   $21.6   $31.1
     Amount recognized as interest income. . . . . .      3.4     7.8     8.8
                                                     ------------------------
     Foregone revenue                                   $10.2   $13.8   $22.3
                                                     ------------------------
                                                     ------------------------

          Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 1993, totaled $9.4 million.
          During 1993, there were no loans that were restructured at market interest rates and returned to a fully performing status.

          Activity in the allowance for credit losses was as follows:

     (In Millions)                                    1993     1992     1991
     -----------------------------------------------------------------------
     Balance at beginning of year. . . . . . . .    $448.0   $426.9   $454.0
     Add:
      Provision charged to operating expense . .     125.2    183.4    202.2
     Deduct:
      Loans charged off. . . . . . . . . . . . .     225.0    273.7    305.7
      Less recoveries of loans charged off . . .      75.0     70.6     63.4
                                                  --------------------------
      Net loans charged off. . . . . . . . . . .     150.0    203.1    242.3
     Other*. . . . . . . . . . . . . . . . . . .        --     40.8     13.0
                                                  --------------------------
     Balance at end of year. . . . . . . . . . .    $423.2   $448.0   $426.9
                                                  --------------------------
                                                  --------------------------

    *REPRESENTS NET ALLOWANCE ADDITIONS FROM ACQUISITIONS AND FOREIGN CURRENCY
     TRANSLATION ADJUSTMENTS.

NOTE G - BANK PREMISES AND EQUIPMENT

     Bank premises and equipment at December 31 consisted of the following:


     (In Millions)                                             1993     1992
     -----------------------------------------------------------------------
     Land. . . . . . . . . . . . . . . . . . . . . . .         $ 73     $ 82
     Buildings and improvements. . . . . . . . . . . .          332      334
     Furniture, fixtures and equipment . . . . . . . .          366      369
     Capitalized building leases . . . . . . . . . . .           33       33
     Capitalized equipment leases. . . . . . . . . . .           31       22
                                                            ----------------
                                                                835      840
     Less accumulated depreciation and amortization. .          453      426
                                                            ----------------
      Total. . . . . . . . . . . . . . . . . . . . . .         $382     $414
                                                            ----------------
                                                            ----------------


NOTE H - LONG-TERM DEBT

     Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:


     (In Millions)                                                                    1993       1992
     ------------------------------------------------------------------------------------------------
     FIRST BANK SYSTEM (parent company):
     Floating-rate subordinated capital notes - due November 29, 1996. . . . . . .  $  150       $150
     Floating-rate subordinated capital notes - due May 30, 1997 . . . . . . . . .      --         93
     Fixed-rate 6.625% subordinated notes - due May 15, 2003 . . . . . . . . . . .     100         --
     Fixed-rate 8.00% subordinated notes - due July 2, 2004. . . . . . . . . . . .     125        125
     Floating-rate subordinated notes - due November 30, 2010. . . . . . . . . . .     107        107
     Medium-term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     248        258
     Capitalized lease obligations . . . . . . . . . . . . . . . . . . . . . . . .      14         14
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1          2
                                                                                     ----------------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     745        749

     SUBSIDIARIES:
     Fixed-rate 6.00% subordinated notes - due October 15, 2003. . . . . . . . . .     100         --
     Step-up subordinated notes - due August 15, 2005. . . . . . . . . . . . . . .     100         --
     Capitalized lease obligations . . . . . . . . . . . . . . . . . . . . . . . .      39         39
     Mortgage indebtedness and notes . . . . . . . . . . . . . . . . . . . . . . .      31         34
                                                                                     ----------------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,015       $822
                                                                                     ----------------
                                                                                     ----------------


          The floating-rate subordinated capital notes due November 29, 1996, are currently redeemable at the option of the Company (with Federal Reserve Bank approval). If the option is not exercised, the notes will be exchanged at maturity for capital securities of the Company whose market value will equal the principal amount of the notes. The interest rate per annum is one-eighth of one percent above the London interbank offered rate ("LIBOR") for three-month Eurodollar deposits subject to a minimum of 5.25 percent. At December 31, 1993, the interest rate was 5.25 percent.
          The floating-rate subordinated notes due November 30, 2010, may be redeemed at par at the option of the Company. The interest rate per annum for each quarterly period is one-eighth of one percent above LIBOR for three-month Eurodollar deposits subject to a minimum of 5.25 percent. At December 31, 1993, the interest rate was 5.25 percent.
          The step-up subordinated notes due August 15, 2005, are issued by the Company's subsidiary bank, First Bank National Association. The interest rate on these notes is 6.25 percent through August 14, 2000, and 7.30 percent thereafter. The notes have a one-time call feature at the option of the Bank on August 15, 2000.
          Notes issued under the Company's medium-term note program may mature from 9 months to 15 years and bear fixed or floating interest rates. The notes outstanding at December 31, 1993, mature from January 1994 to April 1996 and have rates of 3.33 percent to 9.91 percent. The weighted average interest rate at December 31, 1993, is 6.32 percent.
          Maturities of long-term debt outstanding at December 31, 1993, were:

                                                                    Parent
     (In Millions)                                 Consolidated    Company
     ---------------------------------------------------------------------
     1994. . . . . . . . . . . . . . . . . . . . .       $  146       $139
     1995. . . . . . . . . . . . . . . . . . . . .           96         89
     1996. . . . . . . . . . . . . . . . . . . . .          179        171
     1997. . . . . . . . . . . . . . . . . . . . .            2         --
     1998. . . . . . . . . . . . . . . . . . . . .            2         --
     Thereafter. . . . . . . . . . . . . . . . . .          590        346
                                                     ---------------------
       Total . . . . . . . . . . . . . . . . . . .       $1,015       $745
                                                     ---------------------
                                                     ---------------------

NOTE I - SHAREHOLDERS' EQUITY

     COMMON STOCK - At December 31, 1993, the Company has reserved 6,824,562 shares of its common stock for future issuances under the Dividend Reinvestment Plan, Employee Stock Purchase Plan, and the Stock Option Plans (see Note K on page 55). Additionally, 3,952,000 shares of common stock have been reserved for issuance upon conversion of the Series 1991A Convertible Preferred Stock, described below under "Preferred Stock."
          In January 1994 the Board of Directors approved a new Stock Incentive Plan which authorizes the issuance of up to 5,000,000 shares of the Company's common stock. This plan extends through January 2004. The terms of the new plan are substantially the same as the existing 1991 Stock Incentive Plan.
          During 1992 and 1993 the Company completed four significant acquisitions in which common shares aggregating 35.0 million were issued in exchange for the stock of the acquired banks. (See Note C on page 47.)
          In connection with the Boulevard acquisition, the Company announced it would buy back shares of its common stock approximately equal to the number of shares to be issued to effect the transaction, or approximately 6.5 million shares. The repurchase of these shares began in October 1993. As of December 31, 1993, approximately 3.9 million common shares with a cost of $121.4 million have been repurchased.
          In January 1993 the Company announced a $75 million common stock repurchase program. Repurchased shares were to replace a portion of the shares issued in connection with the BSI acquisition, to provide for issuances under the Employee Stock Purchase Plan and the Dividend Reinvestment Plan and to be used for other corporate purposes. As of December 31, 1993, approximately 2.3 million shares with a cost of $65.7 million have been repurchased.

          The Company has outstanding 12.6 million common shares sold in a private placement on July 18, 1990, which had accompanying periodic stock purchase rights (PSPRs) and risk event warrants. The PSPRs become exercisable upon the event of a dividend shortfall, which will be deemed to exist if the company does not pay an annual dividend equal to at least $.82 per share during any of the 10 years following closing. Upon exercise, the holders of the PSPRs will receive value equal to the dividend shortfall in the form of shares of the Company's common or preferred stock, or the PSPRs may be redeemed for cash.
          The risk event warrants become exercisable (i) when a change in control, as defined, occurs and the value received by common shareholders is less than $13.875 per share, or (ii) on July 18, 2000, if the common stock market price is less than $13.875 per share; however, this exercise provision terminates at any time after July 18, 1995, if the common stock market price exceeds $20.82 per share for 30 consecutive trading days and tangible book value exceeds $16.32 per share. If the risk event warrants become exercisable in either event, the holders of the warrants will receive value equal to any shortfall in the form of common or preferred stock or cash at the option of the Company.
          The Company's Dividend Reinvestment Plan provides for automatic reinvestment of dividends and for optional cash purchases of additional shares at market price of up to $5,000 per quarter.

     PREFERRED STOCK - The company has four classes of cumulative preferred stock with par values of $1.00 per share and 10,000,000 shares authorized. During 1993 the Company announced intentions to repurchase $125 million of its preferred stock. As of December 31, 1993, approximately $115.2 million has been repurchased. On January 19, 1994, the Board of Directors authorized the redemption of an additional $159.3 million of the Company's preferred stock, consisting of $89 million of Preferred Stock Series 1989A and $70.3 million of Preferred Stock Series 1989B.
          Series 1983A which had 1,000,000 shares outstanding at December 31, 1992, was redeemed by the Company in 1993 at its stated value of $100 per share.
          Series 1989A has 3,560,000 shares outstanding, redeemable at the option of the Company on or after April 1, 1994, through March 31, 1995, at $26.313 per share, through April 1, 1999, at prices declining to its stated value of $25 per share, and thereafter at $25 per share. Dividends are at a rate of 10.5 percent per annum.
          Series 1989B has 1,405,000 shares outstanding, redeemable at the option of the Company on or after April 1, 1994, through March 31, 1999, at $51.50 per share, and thereafter at its stated value of $50 per share. During 1993, approximately 95,000 shares were repurchased by the Company. Dividends are adjusted quarterly at a rate of the highest of three U.S. Treasury rates plus .50 percent, but no lower than 7 percent and no greater than 14 percent per annum. The average dividend rates on such shares for the years ended December 31, 1993, 1992, and 1991 were 7.41 percent, 8.24 percent, and 8.93 percent, respectively.
          Series 1991A Convertible Preferred Stock, issued in November 1991, has 2,133,600 shares outstanding, redeemable at the option of the Company on or after January 1, 1996, at $52.1375 per share, and thereafter at prices declining to its stated value of $50 per share on or after July 1, 2002. During 1993, approximately 156,400 shares were repurchased by the Company. Dividends are at a rate of 7.125 percent per annum. Series 1991A Convertible Preferred Stock is convertible at the option of the holder at any time into common stock of the Company at the rate of 1.7256 shares of common stock for each share of preferred stock, which is equivalent to a conversion price of $28.975 per share of common stock.
          Shares of all the Company's preferred stock issuances rank prior to common stock as to dividends and liquidation and have no voting rights except (i) in the event of certain dividend arrearages (in which event, holders of shares of the preferred stock will be entitled to elect two additional directors to the Company's Board of Directors to serve until such dividend arrearages have been eliminated), and (ii) on matters that would have an adverse effect upon a series of the preferred stock, including the issuance of additional shares of preferred stock or shares of any other preferred stock ranking on a parity with the preferred stock.

     PREFERRED STOCK PURCHASE RIGHTS - In December 1988 the Company declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock based on the shareholders of record on January 4, 1989. One Right has also been issued with respect to each share of common stock issued since January 4, 1989. The Rights are designed to help management obtain fair and equal treatment for all shareholders in the event of a potential takeover.
          Each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred stock, par value $1, of the Company at a price of $80, subject to adjustment.
          In the event that any person or group acquires 20 percent or more of the Company's common stock outstanding, each Right (other than any Right held by the acquiring person or group) will thereafter entitle the holder to receive upon exercise shares of the Company's common stock having a market value of two times the purchase price.
          In the event that the Company is acquired in a merger or other business combination transaction or 50 percent or more of its consolidated assets or earning power is sold, each Right will thereafter entitle the holder to receive upon exercise shares of common stock of the acquiring company having a market value of two times the purchase price.
          The Rights will not be exercisable and will be transferable with and only with the common stock until 10 days after (i) a public announcement that a person or group has acquired 20 percent or more of the Company's common stock outstanding, or (ii) a public announcement or commencement of a tender or exchange offer that would result in a person or group acquiring 20 percent or more of the common stock.
          The Rights expire on January 4, 1999, unless they are redeemed by the Company at a price of $.01 per Right prior to the acquisition by a person or group of 20 percent of the Company's common stock outstanding. Pursuant to an amendment adopted by the Board of Directors, the Rights also will expire on the date that is 24 months after the first date upon which the Company can generally be acquired by bank holding companies, principally located in at least 15 of the 20 states that as of September 30, 1992, had the largest amount of bank deposits.
          Until the Right is exercised, the Right holder will have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

NOTE J - MERGER, INTEGRATION AND RESTRUCTURING PROVISIONS

     In the second quarter of 1993, the Company recorded merger, integration and restructuring charges totaling $72.2 million relating to the acquisition of CNB. Charges of $29.7 million were recorded to provide for anticipated reorganization and restructuring costs, system conversions, and customer communication. Premises and equipment write-downs of $14.3 million relate to redundant main office and branch facilities. Other charges, totaling $28.2 million, primarily involve severance.
          In the fourth quarter of 1992, the Company recorded merger, integration and restructuring charges totaling $84.0 million relating primarily to the acquisition of WCIC. Premises and equipment write-downs of $31.2 million related to the closing of redundant main office and branch facilities. Securities and interest rate swap write-downs of $12.6 million reflected the Company's intention to dispose of certain mortgage-backed securities and swaps. Other charges, totaling $40.2 million, primarily involved severance, system conversions, and customer communications costs.
          In September 1989 the Company announced plans to restructure operations of certain businesses. The plans included a workforce reduction of approximately 10 to 15 percent, the closing of certain loan production offices, the downsizing of other operations and a reduction of earning assets of approximately 10 percent. A provision of $37.5 million was recorded in the third quarter of 1989 for costs of the restructuring. During 1990 the Company terminated its asset purchase agreement with Banks of Iowa, which agreed to repurchase its Class B common shares held by the Company. The $9.5 million gain on the sale of the common shares was credited to the restructuring reserve. During 1991, securities of state and political subdivision were sold as part of the continued reduction in earning assets. Gains on the sales of these securities, which totaled $7.8 million, were credited to the restructuring reserve. By year-end 1991, the restructuring was substantially complete. As of December 31, 1991, the related restructuring reserve had been fully utilized for severance and related workforce reduction expenses as well as for costs of office closings, operations downsizing, and earning asset reductions.

NOTE K - EMPLOYEE BENEFITS

     PENSION PLAN - Pension benefits are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service.
          The Company's funding policy is to contribute actuarially determined amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute pension cost is the projected unit credit method.
          Prior to May 28, 1993, when they became participants in the Company's plan, the former CNB employees were covered by a separate, noncontributory pension plan that provided a defined benefit based on an employee's years of service and compensation during employment with CNB. The Company is currently in the process of merging the former CNB plan with its existing plan.
          The following table sets forth the aggregate funded status and the net amounts recognized in the Company's balance sheet and statement of income for the two plans at December 31:


     (Dollars in Millions)                                                           1993          1992          1991
     ----------------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits
       of $251.9 million in 1993, $213.8 million in 1992, and
       $196.4 million in 1991. . . . . . . . . . . . . . . . . . . . . . . . .    $(260.2)      $(220.2)      $(202.2)
                                                                               ---------------------------------------
                                                                               ---------------------------------------
     Projected benefit obligation for service rendered to date . . . . . . . .    $(288.2)      $(247.8)      $(231.0)
     Plan assets at fair value, primarily listed stocks and U.S. bonds . . . .      260.6         247.0         252.3
                                                                               ---------------------------------------
     Excess (deficiency) of plan assets over projected
      benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . .      (27.6)         (0.8)         21.3
     Unrecognized net loss from past experience different from
      that assumed and effects of changes in assumptions . . . . . . . . . . .       38.1          14.3           1.0
     Unrecognized net asset at end of year (amortized over 15 years) . . . . .      (27.5)        (26.8)        (31.3)
                                                                               ---------------------------------------
     Accrued pension cost included in other liabilities. . . . . . . . . . . .    $ (17.0)      $ (13.3)      $  (9.0)
                                                                               ---------------------------------------
                                                                               ---------------------------------------
     Net pension costs included in the following components:
      Service cost-benefits earned during the period . . . . . . . . . . . . .    $  17.2       $  14.9       $  12.7
      Interest cost on projected benefit obligation. . . . . . . . . . . . . .       20.8          20.9          20.6
      Actual return on plan assets . . . . . . . . . . . . . . . . . . . . . .      (29.2)        (18.0)        (32.8)
      Net amortization and deferral. . . . . . . . . . . . . . . . . . . . . .        2.4          (8.8)          6.2
                                                                               ---------------------------------------
     Net periodic pension benefit cost . . . . . . . . . . . . . . . . . . . .    $  11.2       $   9.0       $   6.7
                                                                               ---------------------------------------
                                                                               ---------------------------------------

          For the periods ended December 31, 1992, and 1991, the plans were valued separately, and each plan independently determined its assumptions. The aggregate disclosures, therefore, reflect the following weighted average assumptions.


                                                                FBS                     CNB
                                                   ---------------------------------------------
                                                      1993     1992      1991      1992     1991
     -------------------------------------------------------------------------------------------
     Weighted average discount rate. . . . . . . .     7.0%     8.0%      9.0%     9.0%     9.0%
     Expected long-term rate of return . . . . . .    10.0     10.0      10.0      9.0      9.0
     Rate of increase in future compensation . . .     6.0      6.0       7.0      5.6      5.0
                                                   --------------------------------------------

     OTHER POSTRETIREMENT PLANS - In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees. Substantially all of the Company's employees may become eligible for these benefits at or after age 55 with at least five years of service and age plus years of service equal to or greater than 65 while working for the Company. In years prior to 1992, the cost of retiree health care benefits was recognized as expense as claims were paid. These costs totaled approximately $4.5 million for 1991.
          Effective January 1, 1993, the Company revised the provisions of the existing retiree health care plan. Under the terms of the new plan, the Company will subsidize the cost of coverage for employees who retire before age 65 with at least 10 years of service. The dollar amount of the subsidy will be based on the employee's age and service at the time of retirement, and will remain frozen until the retiree reaches age 65. After age 65 the retiree will assume responsibility for the full cost of coverage. The new plan also contains other cost-sharing features such as deductibles and coinsurance. The Company will continue to subsidize the cost of coverage for employees who retired before 1993, and will subsidize the cost for certain employees who retire before 1995. Those subsidies, as well as the retirees' contributions, will be adjusted periodically.
          Effective January 1, 1992, the company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plans. Under SFAS 106, the Company is required to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service periods.
          The Company elected to recognize the effect of this change in accounting on the immediate recognition basis. The cumulative effect as of January 1, 1992, of adopting SFAS 106 was the recognition of accrued postretirement health care costs totaling $52.1 million. After related tax benefits of $20.5 million, net income for 1992 was reduced by $31.6 million.
          The Company currently intends to fund the postretirement benefit costs as they are incurred. The following table sets forth the plan's funded status recognized in the Company's balance sheet and statement of income at December 31:


     (In Millions)                                                                                  1993         1992
     ----------------------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation:
      Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(48.5)      $(44.4)
      Fully eligible active plan participants. . . . . . . . . . . . . . . . . . . . . . . . .      (3.4)        (3.0)
      Other active plan participants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12.5)       (12.2)
                                                                                                ----------------------
       Total unfunded accumulated postretirement benefit obligation. . . . . . . . . . . . . .     (64.4)       (59.6)
     Unrecognized net loss from past experience different from that assumed and
      from changes in assumptions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5.5          3.2
     Unrecognized implementation obligation. . . . . . . . . . . . . . . . . . . . . . . . . .       2.3          2.4
     Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(56.6)      $(54.0)
                                                                                                ----------------------
                                                                                                ----------------------
     Net periodic postretirement benefit cost included the following components:
     Service cost - benefits attributed to service during the period . . . . . . . . . . . . .       1.3           .9
     Interest cost on accumulated postretirement benefit obligation. . . . . . . . . . . . . .       4.7          4.9
     Net amortization and deferral . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        .2           .2
                                                                                                ---------------------
     Total postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6.2       $  6.0
                                                                                                ---------------------
                                                                                                ---------------------

          For measurement purposes, 12.9 percent and 8.5 percent annual rates of increase in the per capita cost of covered health care benefits for participants under age 65 and aged 65 and over, respectively, were assumed for 1993. For 1994 the annual rates of increase were assumed to be 12.0 percent and 8.0 percent, respectively. Both rates were assumed to decrease gradually to 4.5 percent by 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $6.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.7 million.
          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent as of December 31, 1993, and 8.0 percent as of December 31, 1992.

     STOCK PURCHASE PLAN - The 1984 Employee Stock Purchase Plan, as amended in 1989 and 1991, permits all eligible employees (those employed for one year with the Company) and directors to purchase common stock. The plan provides for a purchase price of 85 percent to 100 percent (as determined by a committee of the Board of Directors for each purchase period) of the fair market value at the beginning or the end of the purchase period, whichever is lower. For the current option period ending June 30, 1994, the Committee approved an option price of 85 percent of fair market value. The Plan results in no expense to the Company.

     STOCK INCENTIVE PLAN - In April 1991 shareholders approved the 1991 Stock Incentive Plan, which authorizes the issuance of up to 3,000,000 shares of the Company's common stock. The Plan extends through April 2001. The Plan allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), restricted stock or stock units (RSUs), performance awards, dividend equivalents, and other stock-based awards at or above 100 percent of the market price at the date of grant. Awards may provide that upon their exercise, the holder will receive shares of common stock or cash as determined by a committee of the Board of Directors (Committee). Restrictions on the restricted shares and RSUs generally limit the holders' rights to transfer the shares during the restriction period determined by the Committee. At December 31, 1993, there were 1,230,217 shares available, subject to adjustment for forfeitures, for grant under the Plan.
          Restricted shares granted under the 1991 Plan vest over periods of three to seven years, with the vesting of certain shares being subject to acceleration based on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense related to these shares is determined at the time of grant based on the market price of the Company's stock and is amortized on a straight line basis over the vesting period. For the performance-based restricted shares, compensation expense is being amortized using the midpoint of the vesting period.
          The Company made stock grants under the 1991 Plan of 1,780 shares in 1993 and 2,725 shares in 1992, based on the terms of an employee performance recognition program. There are no restrictions on these shares. Compensation expense is recognized at the date of grant based on the market price of the Company's stock.
          Options granted under the 1991 Plan and predecessor plans are generally exercisable up to 10 years from the date of grant. On the date exercised, the option proceeds are credited to the common stock account to the extent of par value of the shares issued and the excess is credited to capital surplus.
          In January 1994 the Board of Directors approved a new Stock Incentive Plan which authorizes the issuance of up to 5,000,000 shares of the Company's common stock. This plan extends through January 2004. The terms of the new plan are substantially the same as the 1991 Stock Incentive Plan.
          The option information presented below has been restated to reflect the effects of the adjusted options under the WCIC and CNB Plans. The number and exercise price (option price) of options and restricted shares granted under these plans were as follows:


                                     Additional Shares                      Outstanding
                                       Available Under       Outstanding     Restricted         Option/Market
                                        Incentive Plan           Options         Shares       Price Per Share
     --------------------------------------------------------------------------------------------------------
     DECEMBER 31, 1990 . . . . . .           2,689,000         2,587,620              -        $ 2.71 -30.125
                                        --------------
                                        --------------

     Granted:
      Stock Options. . . . . . . .                             1,489,544              -          8.41 -24.625
      Restricted Stock . . . . . .                                     -          4,800         18.375-20.25
     Exercised . . . . . . . . . .                                (2,194)             -         13.125-20.75
     Cancelled . . . . . . . . . .                              (486,372)             -         11.73 -30.125
                                                            -------------------------------------------------

     DECEMBER 31, 1991*. . . . . .           4,166,357         3,588,598          4,800          2.71 -30.125
                                        --------------
                                        --------------

     GRANTED:
      Stock Options. . . . . . . .                               852,616              -         23.50 -27.25
      Restricted Stock . . . . . .                                     -        166,583         24.50 -27.25
     Exercised . . . . . . . . . .                              (661,338)             -          2.71 -25.885
     Cancelled                                                  (111,963)             -          8.41 -30.125
                                                            -------------------------------------------------

     DECEMBER 31, 1992*. . . . . .           2,178,975         3,667,913        171,383          2.71 -30.125
                                        --------------
                                        --------------

     Granted:
      Stock Options. . . . . . . .                               837,041              -         28.625 -33.75
      Restricted Stock . . . . . .                                     -        105,300         28.25  -33.25
     Exercised . . . . . . . . . .                            (1,791,654)             -          2.71  -30.125
     Cancelled/Vested. . . . . . .                               (54,883)       (15,387)         8.41  -33.75
                                                            -------------------------------------------------

     DECEMBER 31, 1993*. . . . . .           1,230,217         2,658,417        261,296        $ 8.41  -33.75
                                        --------------      -------------------------------------------------
                                        --------------      -------------------------------------------------


    *AT DECEMBER 31, 1993, 1992 AND 1991, OPTIONS FOR 1,184,308, 2,359,958 AND
     1,511,350 SHARES, RESPECTIVELY, WERE EXERCISABLE.

          In January 1994, the Board of Directors granted 5.2 million stock options from the 1991 and 1994 Stock Incentive Plans with an exercise price of $29.75, which vest over periods of up to five years, subject to acceleration based on the performance of the Company.

NOTE L - INCOME TAXES

     The components of income tax expense were:


     (Dollars in Millions)                                                  1993         1992        1991
     -----------------------------------------------------------------------------------------------------
     FEDERAL:
     Current tax . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 89.7       $38.7       $ 9.3
     Deferred tax provision. . . . . . . . . . . . . . . . . . . . . .        59.3        21.4         1.8
     Provision for acquired tax benefits offset against goodwill . . .           -           -         6.1
                                                                        ----------------------------------
      Federal income tax . . . . . . . . . . . . . . . . . . . . . . .       149.0        60.1        17.2
                                                                        ----------------------------------

     STATE:
     Current tax . . . . . . . . . . . . . . . . . . . . . . . . . . .        25.1        17.7         5.4
     Deferred tax provision. . . . . . . . . . . . . . . . . . . . . .         4.7         0.8         3.3
                                                                        ----------------------------------
      State income tax . . . . . . . . . . . . . . . . . . . . . . . .        29.8        18.5         8.7
                                                                        ----------------------------------
      Total income tax provision . . . . . . . . . . . . . . . . . . .      $178.8       $78.6       $25.9
                                                                        ----------------------------------
                                                                        ----------------------------------

          The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:



     (Dollars in Millions)                                                        1993       1992       1991
     -------------------------------------------------------------------------------------------------------
     Tax at statutory rate (35% in 1993, 34% in 1992 and 1991) . . . . . .      $166.9     $ 80.4     $ 80.5
     State income tax, at statutory rates, net of federal tax benefit  . .        19.4       12.1       10.3
     Tax effect of:
      Tax-exempt interest:
       Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7.6)     (10.9)     (16.4)
       Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4.4)      (4.2)      (6.4)
      Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . .         7.3        3.7        3.7
      Federal and State net operating and capital loss carryforwards . . .           -          -      (36.7)
      Effects of statutory bad debt deduction  . . . . . . . . . . . . . .           -          -       (5.3)
      Other items  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2.8)      (2.5)      (3.8)
                                                                              -------------------------------
     Applicable income taxes . . . . . . . . . . . . . . . . . . . . . . .      $178.8     $ 78.6     $ 25.9
                                                                              -------------------------------
                                                                              -------------------------------


          At December 31, 1993, for income tax purposes, the Company had the following carryforwards available:


                                                                                                      Expiration
     (Dollars in Millions)                                                                 Amount     Dates
     -------------------------------------------------------------------------------------------------------------
     Net operating loss carryforwards available:
     Federal regular tax operating loss carryforwards. . . . . . . . . . .                 $ 2.2      2002
                                                                                             3.8      2003
                                                                                            14.5      2006
                                                                                          ------
                                                                                           $20.5
                                                                                          ------
                                                                                          ------
Alternative minimum tax credit carryforward. . . . . . . . . . . . . . . .                 $40.5      Unlimited
                                                                                       ---------------------------
                                                                                       ---------------------------


In addition, the Company has state net operating loss carryforwards of $356 million, primarily in one taxing jurisdiction. These carryforwards expire in years 2001-2008.

     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993, and 1992, are as follows:



(Dollars in Millions)                                                                         1993       1992
- -------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Loan loss reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 151.0    $ 137.9
Federal operating loss carryforward. . . . . . . . . . . . . . . . . . . . . . . . .           7.2       87.4
State operating loss carryforward  . . . . . . . . . . . . . . . . . . . . . . . . .          18.1       16.9
Alternative minimum tax credit carryforward  . . . . . . . . . . . . . . . . . . . .          40.5       35.7
Accrued severance, pension and retirement benefits . . . . . . . . . . . . . . . . .           9.9       35.4
Real estate and other asset basis differences  . . . . . . . . . . . . . . . . . . .          50.2       47.6
Deferred gain on sale of buildings . . . . . . . . . . . . . . . . . . . . . . . . .          12.5       16.8
Deferred loan fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12.5       15.5
Contingent liabilities and other miscellaneous accruals  . . . . . . . . . . . . . .          50.2       37.1
                                                                                          --------------------
     Gross deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         352.1      430.3

DEFERRED TAX LIABILITIES:
Leasing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (46.9)     (63.6)
Deferred gains and other investment basis differences  . . . . . . . . . . . . . . .         (26.5)     (38.5)
Adjustment of available-for-sale securities to market value. . . . . . . . . . . . .         (20.9)        -
Accelerated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4.9)     (10.1)
Other deferred liabilities and reserves  . . . . . . . . . . . . . . . . . . . . . .         (73.3)     (74.0)
                                                                                          --------------------
     Gross deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        (172.5)    (186.2)

Deferred tax assets valuation reserve  . . . . . . . . . . . . . . . . . . . . . . .         (19.6)     (20.1)
                                                                                          --------------------
Net deferred tax assets: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 160.0    $ 224.0
                                                                                          --------------------
                                                                                          --------------------


     As discussed in Note B, effective January 1, 1992, the Company adopted the provisions of SFAS 109. This resulted in the recognition of $213.9 million of deferred tax assets at January 1, 1992, of which $188.9 million was included in the 1992 results of operations as a cumulative effect of an accounting change and $25.0 million pertaining to carryforwards resulting from purchase business combinations was reflected as a reduction of goodwill.

     The realization of the Company's tax assets is dependent on the Company's ability to generate taxable income in future periods. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized. In support of this evaluation, the Company reviewed the level of taxable income generated in the last three years. These calculations are included in the table below. Assuming the Company maintained the level of book taxable income (excluding nonrecurring charges) generated in 1993 the Company would realize its net tax assets in the next year. In addition, the Company's five-year plan indicates a pretax earnings trend that supports, after taking into account reversals of applicable temporary differences, the assumption that the deferred tax assets will be realized.



(Dollars in Millions)                                                       1993      1992      1991
- -----------------------------------------------------------------------------------------------------
Income before tax and cumulative effect of accounting changes. . . . .   $ 476.8   $ 233.1   $ 233.0
  Nonrecurring charges related to mergers. . . . . . . . . . . . . . .      72.2     124.0         -
                                                                         ----------------------------
Income before tax and nonrecurring charges . . . . . . . . . . . . . .     549.0     357.1     233.0
Differences between income before tax and taxable income:
  Tax-exempt income, net of nondeductible interest . . . . . . . . . .     (33.9)    (50.8)    (71.2)
  Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . .      20.8      10.7       9.0
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13.9       7.6       8.0
  Provision for loans and other real estate losses . . . . . . . . . .     (24.7)    (88.3)    (40.4)
  Leasing activities . . . . . . . . . . . . . . . . . . . . . . . . .      39.6      35.2      47.2
  Other permanent and temporary differences  . . . . . . . . . . . . .     (15.2)      1.0      (6.6)
  State income taxes . . . . . . . . . . . . . . . . . . . . . . . . .     (25.1)    (16.0)     (5.1)
                                                                         ----------------------------
Total federal taxable income before carryforwards  . . . . . . . . . .     524.4     256.5     173.9
Capital loss carryforward utilized . . . . . . . . . . . . . . . . . .     (10.7)    (14.9)     (4.4)
Net operating loss carryforward utilized . . . . . . . . . . . . . . .    (177.4)  $(188.3)   (144.0)
                                                                         ----------------------------
Total federal taxable income per tax return  . . . . . . . . . . . . .   $ 336.3   $  53.3   $  25.5
                                                                         ----------------------------
                                                                         ----------------------------




NOTE M --> FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT
           CONCENTRATIONS

     The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its interest rate risk. These instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk. The contract or notional amounts of these financial instruments at December 31, 1993, and 1992 were as follows:


(In Millions)                                                1993      1992
- ---------------------------------------------------------------------------
Commitments to extend credit:
  Commercial . . . . . . . . . . . . . . . . . . . . . . . $5,714    $4,938
  Corporate Payment System . . . . . . . . . . . . . . . .  1,744     1,487
  Consumer credit card . . . . . . . . . . . . . . . . . .  5,208     4,210
  Other consumer . . . . . . . . . . . . . . . . . . . . .  2,391     2,408
Letters of credit:
  Standby. . . . . . . . . . . . . . . . . . . . . . . . .  1,208     1,204
  Commercial . . . . . . . . . . . . . . . . . . . . . . .    135       122
Interest rate swap contracts:
  Hedge. . . . . . . . . . . . . . . . . . . . . . . . . .  2,811     2,660
  Intermediated. . . . . . . . . . . . . . . . . . . . . .    199       241
Interest rate options contracts:
  Hedge interest rate floors purchased . . . . . . . . . .    950         -
  Intermediated interest rate caps and floors purchased. .    198       188
  Intermediated interest rate caps and floors written. . .    198       183
Liquidity support guarantees . . . . . . . . . . . . . . .    157       229
Futures and forward contracts. . . . . . . . . . . . . . .  1,352       771
Residential mortgages sold with recourse . . . . . . . . .    198       445
Commitments to sell mortgage loans . . . . . . . . . . . .    132       376
Foreign currency commitments:
  Commitments to purchase. . . . . . . . . . . . . . . . .  1,101       459
  Commitments to sell. . . . . . . . . . . . . . . . . . .  1,100       473
                                                            ----------------
                                                            ----------------


     COMMITMENTS TO EXTEND CREDIT --> Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount of the commitments represents the Company's exposure to credit loss on commitments to extend credit, in the event of nonperformance by the counterparty. The Company monitors its credit risk for commitments to extend credit by applying the same credit policies in making commitments as it does for loans, including obtaining collateral to secure commitments based on management's credit assessment of the counterparty. Collateral held varies, but may include marketable securities, receivables, inventory, equipment, and real estate. Since the Company expects many of the commitments will expire without being drawn upon, total commitment amounts do not necessarily represent the Company's future liquidity requirements. In addition, the commitments to extend consumer credit include various consumer credit line products that are cancellable upon notification.


     LETTERS OF CREDIT --> Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings, and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment of amounts owed or collection of amounts receivable in connection with trade transactions. The Company's credit loss exposure in the event of counterparty nonperformance is the letter of credit contractual amount and is the same exposure involved in extending loans. Management assesses the counterparty's credit to determine the collateral obtained to support the letters of credit. Collateral held varies, but may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not materialize, the Company expects the letters of credit liquidity requirements to be less than the total outstanding commitments.

     INTEREST RATE OPTIONS AND SWAPS --> Interest rate swaps involve the contractual exchange of fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into interest rate swap contracts to hedge its balance sheet for risk caused by fluctuations in interest rates, to improve the liquidity of the Company without adversely affecting the rate sensitivity and as an intermediary for customers. At December 31, 1993, and 1992, interest rate swaps totaling $2.8 billion and $2.7 billion, respectively, hedged medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, and savings certificates.
       Activity with respect to interest rate swap hedges was as follows:



(Dollars in Millions)                                                            1993           1992           1991
- -------------------------------------------------------------------------------------------------------------------
Notional amount outstanding at beginning of year . . . . . . . . . . .       $2,659.8       $2,009.7       $1,833.7
Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          400.0        1,161.0        1,230.0
Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (225.8)        (279.1)        (601.5)
Terminations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (23.2)        (231.8)        (452.5)
                                                                             ---------------------------------------
  Notional amount outstanding at end of year . . . . . . . . . . . . .       $2,810.8       $2,659.8       $2,009.7
                                                                             ---------------------------------------
                                                                             ---------------------------------------


       For interest rate swaps designated as hedges, the weighted average interest rates to be paid were 3.32 percent and 3.55 percent at December 31, 1993, and 1992, respectively. At these same dates, the weighted average interest rates to be received were 6.98 percent and 7.13 percent. FBS is a receiver of fixed and payer of floating on all hedges as of December 31, 1993.
       For notional balances and yields by maturity date of the interest rate swap hedging portfolio as of December 31, 1993, see Table 17 on page 35 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.
       At December 31, 1993, interest rate floors totaling $950 million with an average remaining maturity of 4.0 years hedged floating rate commercial loans. No interest rate floors designated as hedges were outstanding at December 31, 1992. For interest rate floors designated as hedges, the weighted average 3-month LIBOR strike was 3.50 percent, compared with a corresponding market index of 3.31 percent.
       In addition to using swaps and options as part of the Company's asset/liability management strategy, the Company also acts as intermediary for swap and option agreements on behalf of its customers. To reduce its exposure to interest rate and market risks related to these agreements, the Company enters into offsetting positions. The total notional amount of customer swap agreements, including the offsetting positions, was $199 million and $241 million at December 31, 1993, and 1992, respectively. The total notional amount of customer option agreements, including the offsetting positions, was $396 million and $371 million at December 31, 1993, and 1992, respectively.
       Interest rate swap and option contracts will result in gains and losses subsequent to the date of the contract, due to interest rate movements. For intermediated swaps, the Company records these gains and losses as they occur in trading income. For swaps used as hedges, the Company recognizes the gains or losses as an adjustment to the interest income or expense on the hedged item over the terms of the hedge. The Company amortizes the gain or loss on terminated hedges over the original life of the hedge if the hedged item remains outstanding. The amortization of deferred gains and losses increased interest expense by $.9 million during 1993, and decreased interest expense by $3.3 million and $2.2 million in 1992 and 1991, respectively. Unamortized deferred losses net of gains, were $3.4 million at December 31, 1993. The Company will amortize these losses and gains through the year 2000.
          Interest rate swap and option agreements contain credit risk in the event counterparties are unable to meet the terms of their contracts. The Company estimates the credit risk for interest rate swap and option contracts by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, excluding counterparty contract gains and losses reported on a net basis. At December 31, 1993, and 1992, the gain position of these contracts, in the aggregate, was approximately $172 million and $149 million, respectively.
          The Company manages the credit risk of its interest rate swap and option contracts through credit approvals, limits, bilateral collateral agreements and monitoring procedures. Independent commercial bankers perform credit analysis to establish counterparty limits. Senior management approves counterparty limits and periodically reviews the limits to monitor compliance. In addition, the Company reduces the assumed counterparty credit risk through master netting agreements, which permit the Company to settle interest rate contracts with the same counterparty on a net basis.

     LIQUIDITY SUPPORT GUARANTEES --> Liquidity support guarantees are contracts whereby the Company agrees to provide a liquidity facility to support commercial paper issued by its customers. The contracts are secured by notes receivable, bonds, and private insurance, guaranteeing payment of principal and interest on any funds advanced. Since the conditions that require the Company to fund the guarantees may not materialize, total guarantee amounts do not necessarily represent the Company's future funding obligation.

     FORWARD CONTRACTS AND COMMITMENTS TO SELL MORTGAGE LOANS --> Futures and forward contracts are contracts for the delayed delivery of securities or cash settlement money market instruments. The Company enters into these contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 1993, and 1992, forward contracts outstanding were $1,352 million and $771 million, respectively. At December 31, 1993, net unamortized deferred gains on the forward agreements were $5.2 million. The Company manages its credit risk on forward contracts, which would arise in the event of nonperformance by counterparties, through credit approval and limit procedures.
          The Company is committed under agreements, which are not expected to result in loss to the Company, to sell mortgage loans pursuant to master delivery commitments, and the remaining balance on those commitments was $132 million at December 31, 1993, and $376 million at December 31, 1992.

     MORTGAGES SOLD WITH RECOURSE --> Various recourse provisions, relating to residential and multi-family mortgages sold with recourse, obligate the Company for $194 million at December 31, 1993, and $445 million at December 31, 1992. All of the loans sold are collateralized by real estate mortgages and a portion of the loans sold are supported by either government-sponsored or private mortgage insurance.

     FOREIGN CURRENCY COMMITMENTS --> Commitments to purchase and sell foreign currency primarily consist of contracts to exchange currencies at specified exchange rates on specified dates with various counterparties, which enables customers to transfer or reduce the risks associated with changes in foreign currency exchange rates. The Company minimizes the market and liquidity risks created by changes in currency exchange rates by taking offsetting positions. In addition, the Company controls the market risks associated with these contracts by limiting the net exposure through policies, procedures and monitoring. The Company manages its credit risk, or potential risk of loss from contract nonperformance by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 1993, was not significant.

     CREDIT CONCENTRATIONS --> The Company concentrates its lending to borrowers in the region where the Company has banking offices and lends to borrowers in a wide variety of industries.
          Approximately 70 percent of the Company's commercial and financial portfolio is outstanding to borrowers located in the Company's operating region of Minnesota, Colorado, Wisconsin, Montana, North Dakota, and South Dakota. Collateral held may include marketable securities, accounts receivable, inventory and equipment.
          For detail of the Company's real estate portfolio by project type and geography as of December 31, 1993, and 1992, see Table 10 on page 28 which is incorporated by reference into these Notes to Financial Statements. Such loans are collateralized by the related property.

          For detail of the Company's consumer loan portfolio by loan type see Table 9 on page 26 under the category "Consumer" as of December 31, 1993, and 1992, which is incorporated by reference into these Notes to Financial Statements. Approximately 70 percent of the total consumer portfolio outstanding at December 31, 1993, is to customers located in the Company's operating region. Residential mortgages, home equity, and auto loans are secured, but other consumer loan types are generally not secured.

NOTE N --> FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments for which it is practicable to estimate that value. Financial instruments are generally defined as cash, equity instruments or investments, and contractual obligations to pay or receive cash or another financial instrument. In defining fair value, the Statement indicates quoted market prices are the preferred means of estimating the value of a specific instrument but in the cases where market quotes are not available, fair values should be determined using various valuation techniques such as discounted cash flow calculations or by using pricing models or services.
          Due to the nature of its business and the financing needs of its customers, the Company is involved with a large number of financial instruments, the majority of which are not actively traded. Accordingly, the Company has used various valuation techniques to estimate the fair value of its financial instruments. These techniques are significantly affected by the assumptions used, including the discount rate, the estimated timing and amount of cash flows, and the aggregation methods for valuing similar products. In this regard, the resulting fair value estimates cannot be substantiated by comparison to independent markets, and in a majority of the cases, could not be realized by the immediate sale or settlement of the instrument. Also, the estimates reflect a point in time valuation that could change significantly based on changes in outside economic factors, such as the general level of interest rates. Finally, the required disclosures exclude the estimated values of certain financial instruments and all nonfinancial instrument cash flows and are not intended to provide or estimate a market value of the Company. The following assumptions were used by the Company in estimating the fair value of the specific financial instruments.

     CASH AND CASH EQUIVALENTS --> Cash and cash equivalents have no interest rate or credit risk component, thus their carrying value was assumed to approximate fair value.

     SECURITIES --> Generally, these items were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

     LOANS --> The loan portfolio consists of both variable rate and fixed rate loans. The fair value for performing commercial variable rate loans, most of which reprice within the next three months or are subject to immediate repricing, were assumed to equal carrying value. For all nonaccrual loans, the projected cash flows were reduced by the amount of estimated losses and discounted over an assumed average remaining life of one to two years. The fair value of fixed rate loans was estimated using discounted cash flow analyses, as described below.

     COMMERCIAL AND FINANCIAL INSTITUTIONS: In order to apply a discounted cash flow analysis, loans were aggregated into "pools" of similar types and expected repayment terms. The discount rates applied to the pools were based on the current rates for loans with similar maturities and credit risks. Current loan rates include a component for credit risk which has proven to be adequate, in the aggregate, for future loan losses. The expected cash flows were reduced for estimated historical prepayment experience. The fixed rate loans in the commercial and financial institutions portfolio had a weighted average rate of 7.5 percent in 1993 and 8.1 percent in 1992 and a weighted average maturity of 1.7 years in 1993 and 3.1 years in 1992. The average discount rate used to value these loans was 6.6 percent in 1993 and 7.3 percent in 1992.

     COMMERCIAL REAL ESTATE AND CONSTRUCTION: Commercial real estate and construction loans were valued using a discounted cash flow analysis. The fixed rate portion of this portfolio (excluding nonaccruals) had a weighted average interest rate of 9.0 percent in 1993 and 9.4 percent in 1992 and a weighted average remaining maturity of 4.2 years in 1993 and 4.4 years in 1992. The average discount rate used to value these loans was 9.6 percent in 1993 and 10.0 percent in 1992.

     RESIDENTIAL FIRST MORTGAGES: Residential first mortgage loans were segregated into pools of similar coupons and maturities. These "pools" were then matched to similar mortgage backed securities and market quotes were obtained. In addition, the fair value of the mortgage servicing rights related to these mortgages was estimated using a discounted cash flow analysis and included in the fair value. The fixed rate portion of this portfolio had a weighted average interest rate of 8.1 percent in 1993 and 8.7 percent in 1992 with an estimated weighted average contractual remaining maturity of 14.2 years in 1993 and 15 years in 1992.

     SECOND MORTGAGES AND CONSUMER INSTALLMENT: Fair values for second mortgages and consumer installment loans were estimated using a discounted cash flow analysis. The loans' values were computed using current loan rates for similar loans. Prepayment assumptions ranging from 20-25 percent were applied to scheduled cash flows, based upon the Company's experience with these assets. The fixed rate portion of the consumer installment loans had a weighted average rate of 9.2 percent in 1993 and 11.0 percent in 1992 and a weighted average remaining maturity of 1.4 years in 1993 and 1.3 years in 1992. The weighted average discount rate used was 7.5 percent in 1993 and 9.4 percent in 1992. The fixed rate portion of the second mortgage loans had a weighted average interest rate of 9.0 percent in 1993 and 10.5 percent in 1992 and a weighted average remaining term of 2.3 years in 1993 and 2.4 years in 1992. The weighted average discount rate applied to second mortgage loans was 7.3 percent in 1993 and 8.7 percent in 1992.

     REVOLVING HOME EQUITY AND CONSUMER LINES: The fair value of revolving lines was based on terms of the existing loans and included the estimated value of the customer relationship. This approach is similar to that used by the Company to evaluate potential acquisitions of portfolios of this type. Estimated net interest income, noninterest income, expenses and account attrition were discounted on an after-tax basis using an estimated cost of capital of 13.7 percent in 1993 and 12.0 percent in 1992. The home equity lines had a weighted average interest rate of 7.8 percent in 1993 and 7.9 percent in 1992 and a weighted average life of 5.3 years in 1993 and 8.6 years in 1992. Credit card loans had a weighted average rate of
     15.4 percent in 1993 and 15.5 percent in 1992, and an estimated average life of 7.3 years in 1993 and 4.4 years in 1992. Other revolving lines had a weighted average interest rate of 10.6 percent in 1993 and 10.8 percent in 1992 and a weighted average life of 7.6 years in 1993 and 5.9 years in 1992.

     DEPOSIT LIABILITIES --> The fair value of demand deposits, savings accounts, and certain money market deposits is defined by SFAS 107 to be equal to the amount payable on demand at the date of the financial statements. (See core deposit intangible below.) Fair values for fixed rate certificates of deposits were estimated using a discounted cash flow analysis using the current certificate of deposit yield curve to establish discount rates. The weighted average interest rate for the certificate of deposits was 5.3 percent in 1993 and 5.7 percent in 1992 and the weighted average maturity was 1.0 year in 1993 and 1.2 years in 1992. The weighted average discount rate was 3.4 percent in 1993 and 3.9 percent in 1992.

     SHORT-TERM BORROWINGS --> Federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings are at variable rates or have short-term maturities and their carrying value is assumed to approximate their fair value.

     LONG-TERM DEBT --> Medium-term notes and mortgage note obligations totaling $123 million in 1993 and $346 million in 1992 were valued with a discounted cash flow analysis using current market rates of similar maturity debt securities to discount cash flows. The weighted average interest rate was
     9.4 percent in 1993 and 9.5 percent in 1992 and the weighted average maturity was .7 years in 1993 and 2.6 years in 1992. Other long-term debt instruments were valued using available market quotes.

     LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES --> The substantial majority of the Company's commitments have variable rates and do not expose the Company to interest rate risk. No premium or discount was ascribed to loan commitments because when funded, virtually all funding will be at current market rates.

     INTEREST RATE SWAPS, OPTIONS, FLOORS AND CAPS --> The interest rate swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Euro dollar future and Treasury yield curves. Interest rate options were valued using an option pricing model.

     CORE DEPOSIT INTANGIBLE --> Core deposits provide a stable, low-cost source of funds which can be invested to earn a return greater than the cost of servicing the deposits. (See deposit liabilities above.) The fair value of the Company's core deposits was estimated using a discounted cash flow model which estimates the present value of the difference between the ongoing cost of the core deposits and the cost of alternative funds at current market rates. This is the same method the Company uses in calculating the value of the core deposit intangible of an acquired bank. Under this method the Company's core deposit intangible had an estimated fair value of $220 million as of December 31, 1993.

          The estimated fair values of the Company's financial instruments are shown in the table below:


                                                                           1993                                     1992
                                                    -------------------------------------------------------------------------------
                                                                 Valued at
                                                    Valued at   Other Than         Total
                                                     Carrying     Carrying      Carrying          Fair     Carrying          Fair
(Dollars in Millions)                                  Amount       Amount        Amount         Value       Amount         Value
- -----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and due from banks. . . . . . . . . . . . .    $ 1,682      $    --       $ 1,682       $ 1,682      $ 1,916       $ 1,916
  Federal funds sold and resale agreements . . . .      1,338           --         1,338         1,338        1,710         1,711
  Interest-bearing deposits with banks . . . . . .         --           --            --            --          327           327
  Trading securities . . . . . . . . . . . . . . .         55           --            55            55           94            94
  Available-for-sale securities. . . . . . . . . .      3,319           --         3,319         3,319          284           284
  Held-to-maturity securities. . . . . . . . . . .         --           --            --            --        3,912         3,955
Loans:
  Commercial . . . . . . . . . . . . . . . . . . .      4,491        1,671         6,162         6,225        5,703         5,695
  Financial institutions . . . . . . . . . . . . .      1,972           32         2,004         2,004        1,132         1,132
  Commercial real estate and construction. . . . .      1,005          721         1,726         1,703        1,773         1,731
  Lease financing. . . . . . . . . . . . . . . . .         --          197           197           192          256           255
  Consumer:
    Residential mortgage . . . . . . . . . . . . .         57        2,365         2,422         2,480        2,568         2,618
    Mortgages held for sale. . . . . . . . . . . .         --        1,088         1,088         1,105          705           705
    Home equity and second mortgage. . . . . . . .        300        1,455         1,755         1,801        1,362         1,409
    Credit card and revolving lines. . . . . . . .         89        2,358         2,447         2,668        2,382         2,614
    Installment and other. . . . . . . . . . . . .        163          555           718           729          949           952
    Student. . . . . . . . . . . . . . . . . . . .         --          260           260           262          246           247
  Allowance for credit losses. . . . . . . . . . .         --         (423)         (423)           --         (448)
                                                    -------------------------------------------------------------------------------
      Total loans. . . . . . . . . . . . . . . . .      8,077       10,279        18,356        19,169       16,628       $17,358
                                                    -------------------------------------------------------------------------------
      Total financial assets . . . . . . . . . . .     14,471       10,279        24,750        25,563       24,871       $25,645
NONFINANCIAL ASSETS:
Core deposit intangible. . . . . . . . . . . . . .         --           41            41           220           49           412
Mortgage servicing portfolio . . . . . . . . . . .         --           53            53            80           72           104
                                                    -------------------------------------------------------------------------------
      Total. . . . . . . . . . . . . . . . . . . .    $14,471      $10,373        24,844       $25,863       24,992       $26,161
                                                    ------------------------                ------------               ------------
                                                    ------------------------                ------------               ------------
Other assets . . . . . . . . . . . . . . . . . . .                                 1,541                      1,633
                                                                                ---------                  ----------
      Total Assets . . . . . . . . . . . . . . . .                               $26,385                    $26,625
                                                                                ---------                  ----------
                                                                                ---------                  ----------
FINANCIAL LIABILITIES:
  Deposits:
    Noninterest-bearing demand and other . . . . .    $ 7,489       $   --       $ 7,489       $ 7,489      $ 6,011       $ 6,011
    Interest-bearing savings and checking. . . . .      8,115           --         8,115         8,115        8,211         8,211
    Savings and jumbo certificates . . . . . . . .         21        5,406         5,427         5,526        6,966         7,247
                                                    -------------------------------------------------------------------------------

    Total deposits . . . . . . . . . . . . . . . .     15,625        5,406        21,031        21,130       21,188        21,469
  Federal funds purchased. . . . . . . . . . . . .        553           --           553           553          674           674
  Securities sold under agreements to repurchase .        325           44           369           378          448           458
  Other short-term funds borrowed. . . . . . . . .        412           --           412           412          328           328
  Long-term debt . . . . . . . . . . . . . . . . .        210          805         1,015         1,036          822           823
                                                    -------------------------------------------------------------------------------
      Total financial liabilities. . . . . . . . .    $17,125      $ 6,255        23,380       $23,509       23,460       $23,752
                                                    ------------------------                ------------               ------------
                                                    ------------------------                ------------               ------------

NONFINANCIAL LIABILITIES . . . . . . . . . . . . .                                   760                        847
SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .                                 2,245                      2,318
                                                                                ---------                  ----------
Total Liabilities and Shareholders' Equity . . . .                               $26,385                    $26,625
                                                                                ---------                  ----------
                                                                                ---------                  ----------
Unrecognized Financial Instruments:
  Unrecognized gain on interest rate swaps and options                               N/A       $   123          N/A       $   104
  Loan commitments . . . . . . . . . . . . . . . .                                   N/A            --          N/A            (4)
  Letters of credit. . . . . . . . . . . . . . . .                                   N/A            --          N/A            --
                                                    -------------------------------------------------------------------------------

NOTE O --> COMMITMENTS AND CONTINGENT LIABILITIES

Rental expense for operating leases amounted to $72.1 million in 1993, $66.4 million in 1992 and $65.9 million in 1991.

     Future minimum payments, by year and net of sublease rentals, under capitalized leases and noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1993:


                                                  Capitalized     Operating
(In Millions)                                          Leases        Leases
- --------------------------------------------------------------------------
1994. . . . . . . . . . . . . . . . . . . . . . .      $ 11.0        $ 47.6
1995. . . . . . . . . . . . . . . . . . . . . . .        11.0          46.1
1996. . . . . . . . . . . . . . . . . . . . . . .        11.0          40.3
1997. . . . . . . . . . . . . . . . . . . . . . .         4.2          39.1
1998. . . . . . . . . . . . . . . . . . . . . . .         4.1          38.0
Thereafter. . . . . . . . . . . . . . . . . . . .        62.2         421.0
                                                    -----------------------
Total minimum lease payments. . . . . . . . . . .       103.5        $632.1
                                                                 ----------
                                                                 ----------
Less amount representing interest . . . . . . . .        50.7
                                                    ---------
Present value of net minimum lease payments . . .      $ 52.8
                                                    ---------
                                                    ---------

     The Company currently occupies approximately 640,000 square feet in First Bank Place, located in Minneapolis, under a 10-year lease. The Company has eight five-year options to renew the lease. Minimum rental payments are approximately $12.5 million annually.

     In November 1992 the Company took possession of a 368,000 square foot facility in St. Paul. The lease term extends for 21 years, commencing November 1991, with two five-year renewal options. Minimum rental payments are approximately $4.2 million annually.

     A wholly-owned subsidiary of First Bank National Association ("the Bank") is a partner in a joint venture that owns and operates a twin-tower office complex known as Pillsbury Center. The Bank and the Parent Company have long-term lease agreements to occupy space in one of the towers. Approximately two-thirds of the space has been sublet for the remaining life of the long-term lease obligation and, except for two floors which are occupied by the Company, the remaining space has been sublet through the year 2001. The unamortized portion of the capitalized lease was $23.3 million at December 31, 1993, and $23.6 million at December 31, 1992. Minimum annual payments required under the leases are approximately $2.7 million.

     Various legal proceedings are currently pending against the Company. Due to the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse effect on the Company's financial position.

NOTE P --> SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEET --> Time certificates of deposit in denominations of $100,000 or more totaled $1,061 million and $1,374 million at December 31, 1993, and 1992, respectively.

     CONSOLIDATED STATEMENT OF CASH FLOWS --> Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.




Year Ended December 31 (In Millions)                                             1993           1992           1991
- -------------------------------------------------------------------------------------------------------------------
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $114.2      $    53.5       $    5.3
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      567.1          716.6        1,121.2
Net noncash transfers to foreclosed property . . . . . . . . . . . . . . .       26.8           71.6          140.5
Noncash merger-related transfers to securities held for sale . . . . . . .      181.6              -              -
Unrealized gain on available-for-sale securities, net of taxes of $20.9. .       34.0              -              -
Cash acquisition of businesses:
  Fair value of noncash assets acquired. . . . . . . . . . . . . . . . . .       40.8           26.0          242.7
  Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . .      (37.8)         (93.4)          (0.9)
                                                                                ------------------------------------
    Net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3.0      $   (67.4)       $ 241.8
                                                                                ------------------------------------
                                                                                ------------------------------------
Stock acquisition of BSI and Siouxland, and related subsidiaries:
  Fair value of noncash assets acquired. . . . . . . . . . . . . . . . . .                 $ 2,096.0
  Net cash acquired. . . . . . . . . . . . . . . . . . . . . . . . . . . .                     197.1
  Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . .                  (2,060.1)
                                                                                            ---------
    Net value of common stock issued . . . . . . . . . . . . . . . . . . .                 $   233.0
                                                                                            ---------
                                                                                            ---------


NOTE Q --> FIRST BANK SYSTEM, INC. (PARENT COMPANY)

     CONDENSED BALANCE SHEET


December 31 (In Millions)                                                        1993           1992
- ----------------------------------------------------------------------------------------------------
ASSETS
Deposits with banks, principally interest-bearing (including
  $139 and $119 with subsidiaries) . . . . . . . . . . . . . . . . . . . .     $  140         $  120
Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .        121              -
Investment securities (market value: $99). . . . . . . . . . . . . . . . .          -             96
Investments in:
  Bank affiliates and bank holding companies . . . . . . . . . . . . . . .      2,315          2,256
  Nonbank affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .         69             64
  Trust affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51             44
Advances to:
  Bank affiliates and bank holding companies . . . . . . . . . . . . . . .        141            255
  Nonbank affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .         67            115
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        233            256
                                                                                --------------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,137         $3,206
                                                                                --------------------
                                                                                --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed. . . . . . . . . . . . . . . . . . . . . . . . .     $    4         $    2
Advances from subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .         54             11
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        745            749
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         89            126
Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,245          2,318
                                                                                --------------------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . .     $3,137         $3,206
                                                                                --------------------
                                                                                --------------------


CONDENSED STATEMENT OF INCOME


Year Ended December 31 (In Millions)                                             1993      1992      1991
- ---------------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $357.4, $152.0 and $87.5
 from bank and bank holding company subsidiaries). . . . . . . . . . . . .     $361.4    $158.9    $ 94.1
Interest from subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .       20.4      24.8      41.2
Service and management fees from subsidiaries. . . . . . . . . . . . . . .       69.3      64.9      71.3
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20.3      16.4      28.5
                                                                                -------------------------
  Total income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      471.4     265.0     235.1

EXPENSES
Interest on short-term funds borrowed. . . . . . . . . . . . . . . . . . .        2.4        .6      10.1
Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       44.0      46.6      69.2
Operating expenses paid to subsidiaries. . . . . . . . . . . . . . . . . .        7.0       7.0      11.6
Other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       97.1      75.2      59.8
                                                                                -------------------------
  Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      150.5     129.4     150.7
                                                                                -------------------------
Income before income taxes, cumulative effect of changes
 in accounting principles and equity in undistributed income
 of subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      320.9     135.6      84.4
Income taxes (benefit) . . . . . . . . . . . . . . . . . . . . . . . . . .      (14.3)     47.0      13.0
                                                                                -------------------------
Income before cumulative effect of changes in accounting principles
 and equity in undistributed income of subsidiaries. . . . . . . . . . . .      335.2      88.6      71.4
Cumulative effect of changes in accounting principles. . . . . . . . . . .          -      40.3         -
                                                                                -------------------------
Income of parent company . . . . . . . . . . . . . . . . . . . . . . . . .      335.2     128.9      71.4
Equity (deficiency) in undistributed income of subsidiaries:
 Bank affiliates and bank holding companies. . . . . . . . . . . . . . . .      (47.9)    165.2     149.0
 Nonbank affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.0      14.3     (14.2)
 Trust affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.7       3.4        .9
                                                                                -------------------------
                                                                                (37.2)    182.9     135.7
                                                                                -------------------------
  Net income                                                                   $298.0    $311.8    $207.1
                                                                                -------------------------
                                                                                -------------------------


CONDENSED STATEMENT OF CASH FLOWS




Year Ended December 31 (In Millions)                                             1993      1992      1991
- ---------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 298.0   $ 311.8   $ 207.1
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Deficiency (equity) in undistributed income of subsidiaries
  before cumulative effect of accounting changes . . . . . . . . . . . . .       37.2    (182.9)   (135.7)
 Cumulative effect of accounting changes . . . . . . . . . . . . . . . . .          -     (40.3)        -
 Increase in accrued receivables, net. . . . . . . . . . . . . . . . . . .       (5.7)       .2       8.4
 Increase (decrease) in accrued liabilities, net . . . . . . . . . . . . .      (30.7)     68.5      (5.3)
 Amortization of goodwill and other intangibles. . . . . . . . . . . . . .        5.4       4.9       5.9
 Deferred tax provision. . . . . . . . . . . . . . . . . . . . . . . . . .       13.4      (7.6)      1.9
 Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (31.7)      8.4      (9.3)
                                                                                -------------------------
  Net cash provided by operating activities. . . . . . . . . . . . . . . .      285.9     163.0      73.0

INVESTING ACTIVITIES
Proceeds from sales and maturities of investment securities. . . . . . . .       22.5      26.9      18.0
Purchases of investment securities . . . . . . . . . . . . . . . . . . . .      (61.3)    (45.5)    (75.2)
Investment in subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .      (43.2)   (158.7)    (21.4)
Net decrease in short-term advances to affiliates. . . . . . . . . . . . .       54.2      21.9     257.1
Long-term advances made to affiliates. . . . . . . . . . . . . . . . . . .      (22.4)    (40.0)    (10.0)
Principal collected on long-term advances made to affiliates . . . . . . .      126.0        .8     188.5
Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23.3      16.6     (83.8)
                                                                                -------------------------
  Net cash provided (used) by investing activities . . . . . . . . . . . .       99.1    (178.0)    273.2

FINANCING ACTIVITIES
Net increase in short-term funds borrowed. . . . . . . . . . . . . . . . .       44.5      10.7      11.3
Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . .      240.0     125.8     160.9
Principal payments on long-term debt . . . . . . . . . . . . . . . . . . .     (244.7)    (88.0)   (603.3)
Issuance (redemption) of preferred stock . . . . . . . . . . . . . . . . .     (115.2)        -     111.7
Proceeds from dividend reinvestment, stock option, and
 stock purchase plans. . . . . . . . . . . . . . . . . . . . . . . . . . .       34.5      19.2      16.3
Issuance (repurchase) of treasury shares . . . . . . . . . . . . . . . . .     (187.1)      2.8         -
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (137.5)   (100.1)    (87.5)
                                                                                -------------------------
  Net cash used by financing activities. . . . . . . . . . . . . . . . . .     (365.5)    (29.6)   (390.6)
                                                                                -------------------------
  Change in cash and cash equivalents. . . . . . . . . . . . . . . . . . .       19.5     (44.6)    (44.4)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .      120.0     164.6     209.0
                                                                                -------------------------
  Cash and cash equivalents at end of year . . . . . . . . . . . . . . . .    $ 139.5   $ 120.0   $ 164.6
                                                                                -------------------------
                                                                                -------------------------



       Certain restrictions exist regarding the extent to which bank subsidiaries may transfer funds to the Company in the form of dividends, loans or advances. Federal law prevents the Company and its nonbank susbsidiaries from borrowing from bank subsidiaries unless the loans are secured by various types of collateral. These secured loans that may be made by bank subsidiaries to the Company or any individual affiliate are generally limited to 10 percent of the bank's equity and 20 percent of the bank's equity for loans to all affiliates and the Company in the aggregate.
       Payment of dividends to the Company by its subsidiary banks is subject to ongoing review by banking regulators and is subject to various statutory limitations and in certain circumstances requires approval by banking regulatory agencies. The approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. These permissible dividends are further limited by the minimum capital constraints imposed on all national banks by the Comptroller of the Currency. All subsidiaries have the ability to pay dividends without prior regulatory approval except one bank which bank represented less than one percent of total assets at December 31, 1993.

REPORT  OF  MANAGEMENT


The financial statements of First Bank System, Inc. were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on manage-ment's best estimates and judgment. All financial information throughout the annual report is consistent with that in the financial statements.

     The Company maintains accounting and internal control systems that are believed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and recorded. To monitor compliance, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of internal control systems. However, there are limits inherent in all systems of internal accounting control and management recognizes that errors or irregularities may occur. Based on the recognition that the costs of such systems should not exceed the benefits to be derived, management believes the Company's system provides an appropriate cost/benefit balance.

     The Company's independent auditors, Ernst & Young, have been engaged to render an opinion on the financial statements and to assist in carrying out the audit program described above. Their opinion on the financial statements is based on procedures performed in accordance with generally accepted auditing standards, including tests of the accounting records to the extent necessary to allow them to report on the fairness of the financial statements. Ernst & Young has full access to the Audit Committee.

     The management of the Company is committed to and has always maintained and enforced a philosophy of high ethical standards in the conduct of its business. Written policies covering conflicts of interest and other subjects are formulated in a Code of Ethics which is uniformly applicable to all officers and employees of the Company.


/s/ JOHN F. GRUNDHOFER
    JOHN F. GRUNDHOFER
    Chairman, President and Chief Executive Officer



/s/ RICHARD A. ZONA
    RICHARD A. ZONA
    Vice Chairman and Chief Financial Officer



/s/ SUSAN E. LESTER
    SUSAN E. LESTER
    Executive Vice President and Controller


REPORT  OF  INDEPENDENT  AUDITORS

The Board of Directors and Shareholders
First Bank System, Inc.


We have audited the accompanying consolidated balance sheets of First Bank System, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Bank System, Inc. and subsidiaries at December 31,1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,1993, in conformity with generally accepted accounting principles.

     As discussed in Note B to the consolidated financial statements, in 1993 First Bank System, Inc. changed its method of accounting for certain investments in debt and equity securities.



Minneapolis, Minnesota
January 13,1994

CONSOLIDATED BALANCE SHEET--FIVE-YEAR SUMMARY


                                                                                                             % CHANGE
December 31 (In Millions)                              1993      1992      1991      1990      1989          1992-1993
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . .   $ 1,682   $ 1,916   $ 1,593   $ 1,922   $ 1,744          (12.2)%
Federal funds sold and resale agreements . . . . .     1,338     1,710     1,509     1,602       609          (21.8)
Interest-bearing deposits with banks . . . . . . .        --       327       410        58        47             **
Trading account securities . . . . . . . . . . . .        55        94       151       136       192          (41.5)
Securities held for sale . . . . . . . . . . . . .        --       284       336        --       425             **
Securities:*
  U.S. Treasury. . . . . . . . . . . . . . . . . .     1,541     1,816     1,155       964       943          (15.1)
  Mortgage-backed securities . . . . . . . . . . .     1,300     1,583     1,165     1,577     1,656          (17.9)
  State and political subdivisions . . . . . . . .       196       188       166       445       530            4.3
  U.S. agencies and other. . . . . . . . . . . . .       282       325        19       420       493          (13.2)
                                                      ----------------------------------------------
    Total securities . . . . . . . . . . . . . . .     3,319     3,912     2,505     3,406     3,622          (15.2)
Loans. . . . . . . . . . . . . . . . . . . . . . .    18,779    17,076    16,365    16,829    19,546           10.0
  Less allowance for credit losses . . . . . . . .       423       448       427       454       480           (5.6)
                                                      ----------------------------------------------
    Net loans. . . . . . . . . . . . . . . . . . .    18,356    16,628    15,938    16,375    19,066           10.4
Other assets . . . . . . . . . . . . . . . . . . .     1,635     1,754     1,409     1,305     1,524           (6.8)
                                                      ----------------------------------------------
      Total assets . . . . . . . . . . . . . . . .   $26,385   $26,625   $23,851   $24,804   $27,229            (.9)%
                                                      ----------------------------------------------
                                                      ----------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . . . . . . . .   $ 7,489   $ 6,011   $ 4,723   $ 4,295   $ 4,078           24.6%
  Interest-bearing . . . . . . . . . . . . . . . .    13,542    15,177    14,422    15,083    16,358          (10.8)
                                                      ----------------------------------------------
      Total deposits . . . . . . . . . . . . . . .    21,031    21,188    19,145    19,378    20,436            (.7)
Short-term borrowings. . . . . . . . . . . . . . .     1,334     1,450     1,303     1,651     2,800           (8.0)
Long-term debt . . . . . . . . . . . . . . . . . .     1,015       822       948     1,506     1,733           23.5
Other liabilities. . . . . . . . . . . . . . . . .       760       847       603       669       820          (10.3)
                                                      ----------------------------------------------
      Total liabilities. . . . . . . . . . . . . .    24,140    24,307    21,999    23,204    25,789            (.7)
Shareholders' equity . . . . . . . . . . . . . . .     2,245     2,318     1,852     1,600     1,440           (3.1)
                                                      ----------------------------------------------
      Total liabilities and shareholders' equity .   $26,385   $26,625   $23,851   $24,804   $27,229            (.9)%
                                                      ----------------------------------------------
                                                      ----------------------------------------------

 *AVAILABLE-FOR-SALE IN 1993
 **NOT MEANINGFUL


CONSOLIDATED STATEMENT OF INCOME---FIVE-YEAR SUMMARY


                                                                                                                          % CHANGE
Year Ended December 31 (In Millions)                                   1993      1992      1991      1990      1989      1992-1993
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,398.6  $1,418.8  $1,624.3  $1,922.2  $2,206.3           (1.4)%
Investment securities:
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      218.2     186.4     221.1     274.3     348.4           17.1
  Exempt from federal income taxes . . . . . . . . . . . . . . .       14.6      12.0      19.1      34.9      35.9           21.7
Trading account. . . . . . . . . . . . . . . . . . . . . . . . .        4.6       6.4      11.8      15.6      24.3          (28.1)
Federal funds sold and resale agreements . . . . . . . . . . . .       23.7      46.2      83.0     120.3      82.0          (48.7)
Deposits with banks. . . . . . . . . . . . . . . . . . . . . . .        2.1      11.5       2.7      10.5      13.0          (81.7)
                                                                   -------------------------------------------------     -----------
  Total interest income. . . . . . . . . . . . . . . . . . . . .    1,661.8   1,681.3   1,962.0   2,377.8   2,709.9           (1.2)

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      423.7     568.7     872.8   1,191.4   1,363.1          (25.5)
Federal funds purchased and repurchase agreements. . . . . . . .       31.8      37.1      57.9     139.0     199.3          (14.3)
Other short-term funds borrowed. . . . . . . . . . . . . . . . .       19.0      14.3      24.2      70.6     134.9           32.9
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       54.4      66.1     100.3     152.2     177.4          (17.7)
                                                                   -------------------------------------------------     -----------
  Total interest expense . . . . . . . . . . . . . . . . . . . .      528.9     686.2   1,055.2   1,553.2   1,874.7          (22.9)
                                                                   -------------------------------------------------     -----------
Net interest income. . . . . . . . . . . . . . . . . . . . . . .    1,132.9     995.1     906.8     824.6     835.2           13.8
Provision for credit losses (1992 includes $13.6 merger-related)      125.2     183.4     202.2     215.4     335.8          (31.7)
                                                                   -------------------------------------------------     -----------
Net interest income after provision for credit losses. . . . . .    1,007.7     811.7     704.6     609.2     499.4           24.1

NONINTEREST INCOME
Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . .      146.1     127.8     115.5     108.1     100.4           14.3
Credit card fees . . . . . . . . . . . . . . . . . . . . . . . .      137.1     116.9      94.4      71.6      67.5           17.3
Service charges on deposit accounts. . . . . . . . . . . . . . .      115.3     108.4      97.2      91.8      78.3            6.4
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .       20.9      27.3      27.2      29.6      26.7          (23.4)
Trading account profits and commissions. . . . . . . . . . . . .       10.1      10.5      10.2       9.6      23.0           (3.8)
Investment securities gains. . . . . . . . . . . . . . . . . . .         .3       1.9       8.9       3.6      17.6          (84.2)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      139.8     142.9     144.3     123.3     171.6           (2.2)
                                                                   -------------------------------------------------     -----------
  Total noninterest income . . . . . . . . . . . . . . . . . . .      569.6     535.7     497.7     437.6     485.1            6.3

NONINTEREST EXPENSE
Salaries . . . . . . . . . . . . . . . . . . . . . . . . . . . .      389.1     388.7     371.7     391.8     416.5             .1
Employee benefits. . . . . . . . . . . . . . . . . . . . . . . .       86.3      85.5      79.3      77.3      78.6             .9
Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . .       93.4      87.9      84.0      83.3      89.8            6.3
Furniture and equipment. . . . . . . . . . . . . . . . . . . . .       72.7      67.2      64.8      67.8      70.8            8.2
FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . .       46.4      42.2      38.5      25.2      18.9           10.0
Professional services. . . . . . . . . . . . . . . . . . . . . .       36.7      38.7      37.8      36.8      38.5           (5.2)
Amortization of goodwill and other intangible assets . . . . . .       30.6      25.2      21.6      14.7      13.8           21.4
Other personnel costs. . . . . . . . . . . . . . . . . . . . . .       27.5      20.2      17.8      11.6      18.3           36.1
Data processing. . . . . . . . . . . . . . . . . . . . . . . . .       27.0      28.3      28.3      21.8      23.1           (4.6)
Other real estate (1992 includes $26.4 merger-related) . . . . .        2.2      41.2      29.9      42.4      49.1          (94.7)
Merger, integration and restructuring. . . . . . . . . . . . . .       72.2      84.0        --        --      37.5          (14.0)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      216.4     205.2     195.6     208.3     236.2            5.5
                                                                   -------------------------------------------------
Total noninterest expense. . . . . . . . . . . . . . . . . . . .    1,100.5   1,114.3     969.3     981.0   1,091.1           (1.2)
                                                                   -------------------------------------------------
Income (loss) before income taxes and cumulative effect
  of changes in accounting principles. . . . . . . . . . . . . .      476.8     233.1     233.0      65.8    (106.6)         104.5
Applicable income taxes (credit) . . . . . . . . . . . . . . . .      178.8      78.6      25.9       8.5     (19.8)         127.5
                                                                   -------------------------------------------------
Income (loss) before cumulative effect
  of changes in accounting principles. . . . . . . . . . . . . .      298.0     154.5     207.1      57.3     (86.8)          92.9
Cumulative effect of changes in accounting principles. . . . . .         --     157.3        --        --        --              *
                                                                   -------------------------------------------------     -----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .    $ 298.0   $ 311.8   $ 207.1   $  57.3  $  (86.8)          (4.4)%
                                                                   -------------------------------------------------     -----------
                                                                   -------------------------------------------------     -----------
Net income (loss) applicable to common equity. . . . . . . . . .    $ 270.2   $ 281.6   $ 183.4   $  33.6  $ (106.2)          (4.0)%
                                                                   -------------------------------------------------     -----------
                                                                   -------------------------------------------------     -----------

*NOT MEANINGFUL


QUARTERLY CONSOLIDATED FINANCIAL DATA


                                                            1993                                           1992
                                         -----------------------------------------------------------------------------------------
                                           Fourth       Third     Second       First      Fourth       Third     Second      First
(In Millions, Except Per Share Data)      Quarter     Quarter    Quarter     Quarter     Quarter     Quarter    Quarter    Quarter
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . .  $ 352.6     $ 353.9    $ 348.6     $ 343.5     $ 342.0     $ 346.7    $ 363.6    $ 366.5
Investment securities:
  Taxable. . . . . . . . . . . . . . . .     46.9        52.9       58.4        60.0        48.7        45.0       43.9       48.8
  Exempt from federal income taxes . . .      4.7         3.2        3.3         3.4         2.2         3.2        3.3        3.3
Trading account. . . . . . . . . . . . .      1.1         1.3        1.2         1.0         1.2         1.5        1.7        2.0
Federal funds sold and
  resale agreements. . . . . . . . . . .      5.7         3.5        5.9         8.6        10.5        12.8       11.9       11.0
Deposits with banks. . . . . . . . . . .       --          .1         --         2.0         2.8         1.2        3.2        4.3
                                         -----------------------------------------------------------------------------------------
      Total interest income. . . . . . .    411.0       414.9      417.4       418.5       407.4       410.4      427.6      435.9

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . . .     94.0       102.1      107.0       120.6       116.2       134.0      150.7      167.8
Federal funds purchased and
  repurchase agreements. . . . . . . . .      7.6         9.0        7.5         7.7        12.3         8.0       10.0        6.8
Other short-term funds borrowed. . . . .      4.9         5.1        5.1         3.9         5.1         3.4        2.8        3.0
Long-term debt . . . . . . . . . . . . .     14.9        13.4       13.0        13.1        14.9        17.0       16.6       17.6
                                         -----------------------------------------------------------------------------------------
      Total interest expense . . . . . .    121.4       129.6      132.6       145.3       148.5       162.4      180.1      195.2
                                         -----------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . .    289.6       285.3      284.8       273.2       258.9       248.0      247.5      240.7
Provision for credit losses. . . . . . .     27.0        27.0       33.1        38.1        52.9        41.0       43.1       46.4
                                         -----------------------------------------------------------------------------------------
Net interest income after provision
  for credit losses. . . . . . . . . . .    262.6       258.3      251.7       235.1       206.0       207.0      204.4      194.3

NONINTEREST INCOME
Trust fees . . . . . . . . . . . . . . .     37.5        36.6       36.5        35.5        32.2        32.7       31.5       31.4
Credit card fees . . . . . . . . . . . .     37.5        36.6       34.5        28.5        31.9        30.7       28.7       25.6
Service charges on deposit accounts. . .     28.4        28.6       28.0        30.3        27.6        27.1       26.2       27.5
Insurance commissions. . . . . . . . . .      5.3         5.8        4.5         5.3         6.6         7.1        6.7        6.9
Trading account profits and commissions.      2.2         2.4        2.9         2.6         2.6         2.4        3.2        2.3
Investment securities gains. . . . . . .       --          --         --          .3          .1         1.8         --         --
Other. . . . . . . . . . . . . . . . . .     35.0        32.0       34.1        38.7        36.1        34.8       36.2       35.8
                                         -----------------------------------------------------------------------------------------
      Total noninterest income . . . . .    145.9       142.0      140.5       141.2       137.1       136.6      132.5      129.5

NONINTEREST EXPENSE
Salaries . . . . . . . . . . . . . . . .     95.0        97.3       97.3        99.5       101.6        97.5       96.4       93.2
Employee benefits. . . . . . . . . . . .     19.6        20.0       21.9        24.8        20.1        20.4       22.4       22.6
Net occupancy. . . . . . . . . . . . . .     22.8        22.8       23.2        24.6        21.8        22.3       21.7       22.1
Furniture and equipment. . . . . . . . .     19.2        17.8       18.5        17.2        17.5        16.3       16.1       17.3
FDIC insurance . . . . . . . . . . . . .     11.5        11.4       11.7        11.8        10.4        10.3       10.5       11.0
Professional services. . . . . . . . . .     10.7         9.1        8.6         8.3        10.5        10.0       10.0        8.2
Other real estate. . . . . . . . . . . .      (.1)        2.2         .9         (.8)       27.3         4.7        4.9        4.3
Merger, integration and restructuring. .       --          --       72.2          --        84.0          --         --         --
Other. . . . . . . . . . . . . . . . . .     76.6        75.1       77.7        72.1        75.8        69.5       67.1       66.5
                                         -----------------------------------------------------------------------------------------
      Total noninterest expense. . . . .    255.3       255.7      332.0       257.5       369.0       251.0      249.1      245.2
                                         -----------------------------------------------------------------------------------------
Income (loss) before income taxes
  and cumulative effect of changes
  in accounting principles . . . . . . .    153.2       144.6       60.2       118.8       (25.9)       92.6       87.8       78.6
Applicable income taxes (credit) . . . .     57.3        53.5       26.7        41.3        (8.8)       32.0       29.3       26.1
                                         -----------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of changes in accounting
  principles . . . . . . . . . . . . . .     95.9        91.1       33.5        77.5       (17.1)       60.6       58.5       52.5
Cumulative effect of changes in
  accounting principles. . . . . . . . .       --          --         --          --          --          --         --      157.3
                                         -----------------------------------------------------------------------------------------
Net income (loss). . . . . . . . . . . .  $  95.9     $  91.1    $  33.5     $  77.5    $  (17.1)    $  60.6    $  58.5    $ 209.8
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------
Net income (loss) applicable
  to common equity . . . . . . . . . . .  $  90.4     $  83.7    $  26.1     $  70.0    $  (24.5)    $  53.0    $  50.9    $ 202.2
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------
Earnings (loss) per common share . . . .  $   .81     $   .74    $   .23     $   .61    $   (.23)    $   .50    $   .49    $  1.94
SELECTED AVERAGE BALANCES
Loans. . . . . . . . . . . . . . . . . .  $18,819     $18,188    $17,292     $16,685     $16,309     $16,053    $16,393    $16,158
Earning assets . . . . . . . . . . . . .   23,270      22,710     22,455      22,267      21,337      20,880     20,856     20,711
Total assets . . . . . . . . . . . . . .   26,266      25,554     25,347      25,053      24,019      23,460     23,468     23,353
Deposits . . . . . . . . . . . . . . . .   20,930      20,248     20,284      19,916      18,999      18,542     18,777     18,627
Long-term debt . . . . . . . . . . . . .    1,072         916        847         817         881         971        903        945
Common equity. . . . . . . . . . . . . .    1,957       1,974      1,949       1,936       1,792       1,746      1,688      1,646
                                         -----------------------------------------------------------------------------------------

THE FOURTH QUARTER OF 1992 INCLUDED $110.4 MILLION IN MERGER-RELATED CHARGES AND $13.6 MILLION IN THE PROVISION FOR CREDIT LOSSES IN CONNECTION WITH THE WESTERN CAPITAL INVESTMENT CORPORATION AND BANK SHARES INCORPORATED ACQUISITIONS. THE SECOND QUARTER OF 1993 INCLUDED $72.2 MILLION IN MERGER-RELATED CHARGES IN CONNECTION WITH THE COLORADO NATIONAL BANKSHARES, INC. ACQUISITION.

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

Five Year Summary of Consolidated Operations                1993                          1992                     1992-1993
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     Interest                       Interest
                                                                       Yields                         Yields            %Change
(In Millions)                                    Balance  Interest  and Rates  Balance   Interest  and Rates    Average Balance
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
  U.S. Treasury. . . . . . . . . . . . . . .    $ 1,778  $  100.7      5.66%  $ 1,529  $   97.1      6.35%            16.3%
  Mortgage-backed securities . . . . . . . .      1,486      85.1      5.73       953      70.0      7.35             55.9
  State & political subdivisions . . . . . .        192      22.1     11.51       152      18.1     11.91             26.3
  U.S. agencies and other. . . . . . . . . .        516      31.3      6.07       324      19.3      5.96             59.3
                                                -----------------              ----------------
    Total securities . . . . . . . . . . . .      3,972     239.2      6.02     2,958     204.5      6.91             34.3
Trading account securities . . . . . . . . .        117       4.7      4.02       137       6.5      4.74            (14.6)
Deposits with banks. . . . . . . . . . . . .         56       2.1      3.75       294      11.5      3.91            (81.0)
Federal funds sold and resale agreements . .        794      23.7      2.98     1,337      46.2      3.46            (40.6)
Loans:
  Commercial:
    Commercial . . . . . . . . . . . . . . .      5,665     404.6      7.14     5,487     421.9      7.69              3.2
    Financial institutions . . . . . . . . .      1,534      42.5      2.77     1,096      40.8      3.72             40.0
    Real estate:
      Commercial mortgage. . . . . . . . . .      1,511     125.1      8.28     1,502     128.8      8.58               .6
      Construction . . . . . . . . . . . . .        207      15.3      7.39       258      20.2      7.83            (19.8)
    Agricultural . . . . . . . . . . . . . .        192      13.1      6.82       182      13.6      7.47              5.5
    Lease financing. . . . . . . . . . . . .        220      15.8      7.18       206      16.4      7.96              6.8
                                                -----------------              ----------------
      Total commercial . . . . . . . . . . .      9,329     616.4      6.61     8,731     641.7      7.35              6.8
  Consumer:
    Residential mortgage . . . . . . . . . .      3,505     267.9      7.64     2,851     242.0      8.49             22.9
    Credit card. . . . . . . . . . . . . . .      1,733     233.1     13.45     1,709     243.0     14.22              1.4
    Other. . . . . . . . . . . . . . . . . .      3,189     292.4      9.17     2,966     308.6     10.40              7.5
                                                -----------------              ----------------
      Total consumer . . . . . . . . . . . .      8,427     793.4      9.42     7,526     793.6     10.54             12.0
                                                -----------------              ----------------
      Total loans. . . . . . . . . . . . . .     17,756   1,409.8      7.94    16,257   1,435.3      8.83              9.2
  Allowance for credit losses. . . . . . . .        447                           467                                 (4.3)
                                                -------                        ------
    Net loans. . . . . . . . . . . . . . . .     17,309                        15,790                                  9.6
                                                -----------------              ----------------
      Total earning assets*. . . . . . . . .     22,695   1,679.5      7.40    20,983   1,704.0      8.12              8.2
Cash and due from banks. . . . . . . . . . .      1,720                         1,510                                 13.9
Other assets . . . . . . . . . . . . . . . .      1,607                         1,566                                  2.6
                                                -------                        ------
      Total assets . . . . . . . . . . . . .    $25,575                       $23,592                                  8.4%
                                                -------                        ------
                                                -------                        ------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits . . . . . . .    $ 6,416                       $ 4,810                                 33.4%
  Interest-bearing deposits:
    Interest checking. . . . . . . . . . . .      2,454      38.6      1.57     2,198      51.7      2.35             11.6
    Money market accounts. . . . . . . . . .      3,923     102.9      2.62     3,874     124.5      3.21              1.3
    Other savings accounts . . . . . . . . .      1,411      30.2      2.14     1,132      34.2      3.02             24.6
    Savings certificates . . . . . . . . . .      4,957     182.6      3.68     5,292     258.6      4.89             (6.3)
    Certificates over $100,000 . . . . . . .      1,186      69.4      5.85     1,468      99.7      6.79            (19.2)
                                                -----------------              ----------------
      Total interest-bearing deposits. . . .     13,931     423.7      3.04    13,964     568.7      4.07              (.2)
Short-term borrowings. . . . . . . . . . . .      1,270      50.8      4.00     1,106      51.4      4.65             14.8
Long-term debt . . . . . . . . . . . . . . .        913      54.4      5.96       927      66.1      7.13             (1.5)
                                                -----------------              ----------------
      Total interest-bearing liabilities . .     16,114     528.9      3.28    15,997     686.2      4.29               .7
Other liabilities. . . . . . . . . . . . . .        740                           686                                  7.9
Preferred equity . . . . . . . . . . . . . .        348                           379                                 (8.2)
Common equity. . . . . . . . . . . . . . . .      1,957                         1,720                                 13.8
                                                -------                        ------
      Total liabilities and
        shareholders' equity . . . . . . . .    $25,575                       $23,592                                  8.4%
                                                -------                        ------                                 ----
                                                -------                        ------
Net interest income. . . . . . . . . . . . .             $1,150.6                      $1,017.8
                                                          -------                       -------
                                                          -------                       -------
Gross interest margin. . . . . . . . . . . .                           4.12%                         3.83%
                                                                       ----                          ----
                                                                       ----                          ----
Gross interest margin without taxable-
  equivalent increments. . . . . . . . . . .                           4.04%                         3.72%
                                                                       ----                          ----
                                                                       ----                          ----

PERCENT OF EARNING ASSETS
Interest income. . . . . . . . . . . . . . .                           7.40%                         8.12%
Interest expense . . . . . . . . . . . . . .                           2.33                          3.27
                                                                       ----                          ----
    Net interest margin. . . . . . . . . . .                           5.07                          4.85
Provision for credit losses. . . . . . . . .                            .55                           .87
                                                                       ----                          ----
    Net interest margin after provision
      for credit losses. . . . . . . . . . .                           4.52                          3.98
Noninterest income . . . . . . . . . . . . .                           2.51                          2.56
Noninterest expense. . . . . . . . . . . . .                           4.85                          5.32
                                                                       ----                          ----
    Income (loss) before income taxes and
      cumulative effect of changes in
      accounting principles. . . . . . . . .                           2.18                          1.22
Income taxes and taxable-equivalent
  adjustment . . . . . . . . . . . . . . . .                            .87                           .48
                                                                       ----                          ----
    Income (loss) before cumulative effect
      of changes in accounting principles. .                           1.31                           .74
Cumulative effect of changes in accounting
  principles . . . . . . . . . . . . . . . .                             --                           .75
                                                                       ----                          ----
Net income (loss). . . . . . . . . . . . . .                           1.31%                         1.49%
                                                                       ----                          ----
                                                                       ----                          ----
Net interest margin without taxable-
  equivalent increments. . . . . . . . . . .                           4.99%                         4.74%
                                                                       ----                          ----
                                                                       ----                          ----

INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT FOR 1993 AND 34 PERCENT FOR
1992, 1991, 1990, AND 1989.

INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.

*BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES


Five Year Summary of Consolidated Operations                                    1991                          1990
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                         Interest                       Interest
                                                                                           Yields                         Yields
(In Millions)                                                        Balance  Interest  and Rates  Balance   Interest  and Rates
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
  U.S. Treasury. . . . . . . . . . . . . . . . . . . . . . . . .    $   995  $   77.8      7.82%  $   970  $   77.9      8.03%
  Mortgage-backed securities . . . . . . . . . . . . . . . . . .      1,312     117.2      8.93     1,576     155.6      9.87
  State & political subdivisions . . . . . . . . . . . . . . . .        241      27.5     11.41       581      62.2     10.71
  U.S. agencies and other. . . . . . . . . . . . . . . . . . . .        423      27.2      6.43       582      30.9      5.31
                                                                    -----------------              ----------------
    Total securities . . . . . . . . . . . . . . . . . . . . . .      2,971     249.7      8.40     3,709     326.6      8.81
Trading account securities . . . . . . . . . . . . . . . . . . .        176      12.1      6.88       185      15.8      8.54
Deposits with banks. . . . . . . . . . . . . . . . . . . . . . .         44       2.7      6.14       132      10.5      7.95
Federal funds sold and resale agreements . . . . . . . . . . . .      1,384      83.0      6.00     1,467     120.3      8.20
Loans:
  Commercial:
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .      6,343     600.3      9.46     7,869     844.1     10.73
    Financial institutions . . . . . . . . . . . . . . . . . . .        710      31.2      4.39       562      33.6      5.98
    Real estate:
      Commercial mortgage. . . . . . . . . . . . . . . . . . . .      1,391     135.1      9.71     1,283     133.2     10.38
      Construction . . . . . . . . . . . . . . . . . . . . . . .        328      30.5      9.30       465      46.1      9.91
    Agricultural . . . . . . . . . . . . . . . . . . . . . . . .        177      17.3      9.77       181      20.4     11.27
    Lease financing. . . . . . . . . . . . . . . . . . . . . . .        253      20.9      8.26       324      26.9      8.30
                                                                    -----------------              ----------------
      Total commercial . . . . . . . . . . . . . . . . . . . . .      9,202     835.3      9.08    10,684   1,104.3     10.34
  Consumer:
    Residential mortgage . . . . . . . . . . . . . . . . . . . .      2,697     247.0      9.16     3,676     371.6     10.11
    Credit card. . . . . . . . . . . . . . . . . . . . . . . . .      1,495     217.3     14.54     1,091     174.1     15.96
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,947     349.3     11.85     2,653     302.7     11.41
                                                                    -----------------              ----------------
      Total consumer . . . . . . . . . . . . . . . . . . . . . .      7,139     813.6     11.40     7,420     848.4     11.43
                                                                    -----------------              ----------------
      Total loans. . . . . . . . . . . . . . . . . . . . . . . .     16,341   1,648.9     10.09    18,104   1,952.7     10.79
  Allowance for credit losses. . . . . . . . . . . . . . . . . .        455                           478
                                                                    -------                        ------
    Net loans. . . . . . . . . . . . . . . . . . . . . . . . . .     15,886                        17,626
                                                                    -----------------              ----------------
      Total earning assets*. . . . . . . . . . . . . . . . . . .     20,916   1,996.4      9.54    23,597   2,425.9     10.28
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .      1,333                         1,383
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,281                         1,354
                                                                    -------                        ------
      Total assets . . . . . . . . . . . . . . . . . . . . . . .    $23,075                       $25,856
                                                                    -------                        ------
                                                                    -------                        ------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits . . . . . . . . . . . . . . . . .    $ 3,879                       $ 3,578
  Interest-bearing deposits:
    Interest checking. . . . . . . . . . . . . . . . . . . . . .      1,897      57.5      3.03     1,748      84.7      4.85
    Money market accounts. . . . . . . . . . . . . . . . . . . .      3,607     194.3      5.39     3,297     226.0      6.85
    Other savings accounts . . . . . . . . . . . . . . . . . . .        988      47.8      4.84     1,018      52.0      5.11
    Savings certificates . . . . . . . . . . . . . . . . . . . .      5,504     402.1      7.31     5,548     445.7      8.03
    Certificates over $100,000 . . . . . . . . . . . . . . . . .      2,340     171.1      7.31     4,375     383.0      8.75
                                                                    -----------------              ----------------
      Total interest-bearing deposits. . . . . . . . . . . . . .     14,336     872.8      6.09    15,986   1,194.4      7.45
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .      1,384      82.1      5.93     2,507     209.6      8.36
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .      1,214     100.3      8.26     1,652     152.2      9.21
                                                                    -----------------              ----------------
      Total interest-bearing liabilities . . . . . . . . . . . .     16,934   1,055.2      6.23    20,145   1,553.2      7.71
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .        578                           623
Preferred equity . . . . . . . . . . . . . . . . . . . . . . . .        282                           264
Common equity. . . . . . . . . . . . . . . . . . . . . . . . . .      1,402                         1,246
                                                                    -------                        ------
      Total liabilities and shareholders' equity . . . . . . . .    $23,075                       $25,856
                                                                    -------                        ------
                                                                    -------                        ------
Net interest income. . . . . . . . . . . . . . . . . . . . . . .             $  941.2                      $  872.7
                                                                              -------                       -------
                                                                              -------                       -------
Gross interest margin. . . . . . . . . . . . . . . . . . . . . .                           3.31%                         2.57%
                                                                                           ----                          ----
                                                                                           ----                          ----
Gross interest margin without taxable-equivalent increments. . .                           3.15%                         2.37%
                                                                                           ----                          ----
                                                                                           ----                          ----

PERCENT OF EARNING ASSETS
Interest income. . . . . . . . . . . . . . . . . . . . . . . . .                           9.54%                        10.28%
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .                           5.04                          6.58
                                                                                           ----                          ----
    Net interest margin. . . . . . . . . . . . . . . . . . . . .                           4.50                          3.70
Provision for credit losses. . . . . . . . . . . . . . . . . . .                            .97                           .91
                                                                                           ----                          ----
    Net interest margin after provision for credit losses. . . .                           3.53                          2.79
Noninterest income . . . . . . . . . . . . . . . . . . . . . . .                           2.38                          1.85
Noninterest expense. . . . . . . . . . . . . . . . . . . . . . .                           4.63                          4.16
                                                                                           ----                          ----
    Income (loss) before income taxes and
      cumulative effect of changes in accounting principles. . .                           1.28                           .48
Income taxes and taxable-equivalent adjustment . . . . . . . . .                            .29                           .24
                                                                                           ----                          ----
    Income (loss) before cumulative effect of
      changes in accounting principles . . . . . . . . . . . . .                            .99                           .24
Cumulative effect of changes in accounting principles. . . . . .                             --                            --
                                                                                           ----                          ----
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .                            .99%                          .24%
                                                                                           ----                          ----
                                                                                           ----                          ----
Net interest margin without taxable-equivalent increments. . . .                           4.34%                         3.49%
                                                                                           ----                          ----
                                                                                           ----                          ----

Five Year Summary of Consolidated Operations                                    1989
- -------------------------------------------------------------------------------------------------
                                                                                         Interest
                                                                                           Yields
(In Millions)                                                        Balance  Interest  and Rates
- -------------------------------------------------------------------------------------------------
ASSETS
Securities:
  U.S. Treasury. . . . . . . . . . . . . . . . . . . . . . . . .    $   950  $   75.3      7.93%
  Mortgage-backed securities . . . . . . . . . . . . . . . . . . .    2,022     187.8      9.29
  State & political subdivisions . . . . . . . . . . . . . . . .        836      81.0      9.69
  U.S. agencies and other. . . . . . . . . . . . . . . . . . . .        761      57.9      7.61
                                                                    -----------------
    Total securities . . . . . . . . . . . . . . . . . . . . . .      4,569     402.0      8.80
Trading account securities . . . . . . . . . . . . . . . . . . .        284      26.1      9.19
Deposits with banks. . . . . . . . . . . . . . . . . . . . . . .        147      13.0      8.84
Federal funds sold and resale agreements . . . . . . . . . . . .        887      81.9      9.23
Loans:
  Commercial:
    Commercial . . . . . . . . . . . . . . . . . . . . . . . . .     10,124   1,147.6     11.34
    Financial institutions . . . . . . . . . . . . . . . . . . .        271      15.1      5.57
    Real estate:
      Commercial mortgage. . . . . . . . . . . . . . . . . . . .      1,231     134.8     10.95
      Construction . . . . . . . . . . . . . . . . . . . . . . .        567      60.5     10.67
    Agricultural . . . . . . . . . . . . . . . . . . . . . . . .        193      23.0     11.92
    Lease financing. . . . . . . . . . . . . . . . . . . . . . .        346      30.0      8.67
                                                                    -----------------
      Total commercial . . . . . . . . . . . . . . . . . . . . .     12,732   1,411.0     11.08
  Consumer:
    Residential mortgage . . . . . . . . . . . . . . . . . . . .      3,756     376.9     10.03
    Credit card. . . . . . . . . . . . . . . . . . . . . . . . .        891     143.7     16.13
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,779     318.9     11.48
                                                                    -----------------
      Total consumer . . . . . . . . . . . . . . . . . . . . . .      7,426     839.5     11.30
                                                                    -----------------
      Total loans. . . . . . . . . . . . . . . . . . . . . . . .     20,158   2,250.5     11.16
  Allowance for credit losses. . . . . . . . . . . . . . . . . .        495
                                                                    -------
    Net loans. . . . . . . . . . . . . . . . . . . . . . . . . .     19,663
                                                                    -----------------
      Total earning assets*. . . . . . . . . . . . . . . . . . .     26,045   2,773.5     10.65
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .      1,393
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,666
                                                                    -------
      Total assets . . . . . . . . . . . . . . . . . . . . . . .    $28,609
                                                                    -------
                                                                    -------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits . . . . . . . . . . . . . . . . .    $ 3,547
  Interest-bearing deposits:
    Interest checking. . . . . . . . . . . . . . . . . . . . . .      1,694      86.3      5.09
    Money market accounts. . . . . . . . . . . . . . . . . . . .      2,868     207.6      7.24
    Other savings accounts . . . . . . . . . . . . . . . . . . .      1,059      55.5      5.24
    Savings certificates . . . . . . . . . . . . . . . . . . . .      4,884     399.9      8.19
    Certificates over $100,000 . . . . . . . . . . . . . . . . .      6,563     613.8      9.35
                                                                    -----------------
      Total interest-bearing deposits. . . . . . . . . . . . . .     17,068   1,363.1      7.99
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .      3,682     334.2      9.08
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .      1,797     177.4      9.87
                                                                    -----------------
      Total interest-bearing liabilities . . . . . . . . . . . .     22,547   1,874.7      8.31
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .        942
Preferred equity . . . . . . . . . . . . . . . . . . . . . . . .        231
Common equity. . . . . . . . . . . . . . . . . . . . . . . . . .      1,342
      Total liabilities and shareholders' equity . . . . . . . .    $28,609
                                                                    -------
                                                                    -------
Net interest income. . . . . . . . . . . . . . . . . . . . . . .             $  898.8
                                                                              -------
                                                                              -------
Gross interest margin. . . . . . . . . . . . . . . . . . . . . .                           2.34%
                                                                                           ----
                                                                                           ----
Gross interest margin without taxable-equivalent increments. . .                           2.09%
                                                                                           ----
                                                                                           ----
PERCENT OF EARNING ASSETS
Interest income. . . . . . . . . . . . . . . . . . . . . . . . .                          10.65%
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .                           7.20
                                                                                           ----
    Net interest margin. . . . . . . . . . . . . . . . . . . . .                           3.45
Provision for credit losses. . . . . . . . . . . . . . . . . . .                           1.29
                                                                                           ----
    Net interest margin after provision for credit losses. . . .                           2.16
Noninterest income . . . . . . . . . . . . . . . . . . . . . . .                           1.87
Noninterest expense. . . . . . . . . . . . . . . . . . . . . . .                           4.19
                                                                                           ----
    Income (loss) before income taxes and
      cumulative effect of changes in accounting principles. . .                           (.16)
Income taxes and taxable-equivalent adjustment . . . . . . . . .                            .17
                                                                                           ----
    Income (loss) before cumulative effect of
      changes in accounting principles . . . . . . . . . . . . .                           (.33)
Cumulative effect of changes in accounting principles. . . . . .                              -
                                                                                           ----
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .                           (.33)%
                                                                                           ----
                                                                                           ----
Net interest margin without taxable-equivalent increments. . . .                          3.20%
                                                                                           ----
                                                                                           ----

SUPPLEMENTAL FINANCIAL DATA


EARNINGS PER SHARE SUMMARY
                                                                     1993          1992          1991          1990          1989
- -----------------------------------------------------------------------------------------------------------------------------------
Primary net income before cumulative effect
  of accounting changes. . . . . . . . . . . . . . . . . . .        $2.39         $1.18         $1.79          $.36        $(1.23)
Cumulative effect of accounting changes. . . . . . . . . . .        --             1.49         --            --           --
                                                              ---------------------------------------------------------------------
Primary net income (loss). . . . . . . . . . . . . . . . . .        $2.39         $2.67         $1.79          $.36        $(1.23)
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------
Fully diluted net income before cumulative effect
  of accounting changes. . . . . . . . . . . . . . . . . . .        $2.38         $1.21         $1.78          $.36        $(1.23)
Cumulative effect of accounting changes. . . . . . . . . . .        --             1.43         --            --           --
                                                              ---------------------------------------------------------------------
Fully diluted net income (loss). . . . . . . . . . . . . . .        $2.38         $2.64         $1.78          $.36        $(1.23)
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------



RATIOS
                                                                      1993          1992          1991          1990          1989
- -----------------------------------------------------------------------------------------------------------------------------------
Return on average assets . . . . . . . . . . . . . . . . . .          1.17%         1.32%          .90%          .22%         (.30)%
Return on average common shareholders' equity  . . . . . . .         13.8          16.4          13.1           2.8          (7.9)
Average total equity to average assets . . . . . . . . . . .          9.0           8.9           7.3           5.8           5.5
Dividends per share to net income per share. . . . . . . . .         41.8          33.0          45.8             *             *
                                                              ---------------------------------------------------------------------

*Not meaningful



OTHER STATISTICS
                                                                     1993          1992          1991          1990          1989
- -----------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding - year end*. . . . . . . . . . . .  109,401,664   113,450,425   102,536,867   101,079,861    86,951,051
Average common shares outstanding and
  common stock equivalents:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . .  113,075,429   105,361,022   102,533,284    93,302,380    86,072,698
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . .  116,794,358   109,671,248   103,668,953    93,302,380    86,072,698
Number of shareholders - year-end**. . . . . . . . . . . . .       22,100        25,625        23,977        25,484        23,273
Average number of employees (full-time equivalents). . . . .       12,300        12,553        12,742        13,626        14,749
Common dividends paid (millions) . . . . . . . . . . . . . .       $109.7         $73.1         $65.6         $58.8         $90.6
                                                              ---------------------------------------------------------------------

 *Defined as total common shares less common stock held in
  treasury.
 **Based on number of common stock shareholders of record



STOCK PRICE RANGE AND DIVIDENDS
                                                                               1993                               1992
                                                                -------------------------------------------------------------------
                                                                    Sales Price                       Sales Price
                                                                -------------------  Dividends    --------------------  Dividends
                                                                  High          Low       Paid      High           Low       Paid
- -----------------------------------------------------------------------------------------------------------------------------------
First quarter. . . . . . . . . . . . . . . . . . . . . . . .    $32.00       $27.13       $.25    $28.38        $23.63      $.205
Second quarter . . . . . . . . . . . . . . . . . . . . . . .     34.00        25.88        .25     28.25         24.00       .225
Third quarter. . . . . . . . . . . . . . . . . . . . . . . .     33.63        29.50        .25     27.75         23.13       .225
Fourth quarter . . . . . . . . . . . . . . . . . . . . . . .     34.13        28.00        .25     28.50         24.00       .225
Closing price - December 31. . . . . . . . . . . . . . . . .           30.75                             28.125
                                                              ---------------------------------------------------------------------



The common stock of First Bank System, Inc. is traded on the New York Stock Exchange.

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                                                       Maturing
                                                                                     ----------------------------------------------
                                                                                      In 1 Year     After 1 Year
At December 31, 1993 (In Millions)                                                      or Less  Through 5 Years      After 5 Years
- -----------------------------------------------------------------------------------------------------------------------------------
Commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,008           $  913           $   118
Financial institutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,882              121                 1
Real estate:
  Commercial mortgage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        806              512               177
  Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        205               19                 7
Agricultural . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        119                4                --
Lease financing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59              127                11
                                                                                     ----------------------------------------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $8,079           $1,696           $   314
                                                                                     ----------------------------------------------
                                                                                     ----------------------------------------------


                                                                                         Due in        Due After
                                                                                       One Year         One Year             Total
- -----------------------------------------------------------------------------------------------------------------------------------
Loans at fixed interest rates. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,160           $  934           $ 2,094
Loans at variable interest rates . . . . . . . . . . . . . . . . . . . . . . . . . .      6,919            1,076             7,995
                                                                                     ----------------------------------------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $8,079           $2,010           $10,089
                                                                                     ----------------------------------------------
                                                                                     ----------------------------------------------

THE MATURITIES OF LOANS SHOWN ABOVE ARE BASED ON REMAINING SCHEDULED REPAYMENTS.



TIME CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE AT DECEMBER 31


                                                                 Under          Three         Six to           Over
                                                                 Three         to Six         Twelve         Twelve
(In Millions)                                                   Months         Months         Months         Months          Total
- -----------------------------------------------------------------------------------------------------------------------------------
1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .        $370           $148           $209           $334         $1,061
1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .         462            171            200            541          1,374
1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .         927            199            199            625          1,950

SHORT-TERM FUNDS BORROWED

                                                                              Average        Maximum        Average       Weighted
                                                                                Daily    Outstanding  Interest Rate        Average
                                                           Outstanding         Amount   Month-Ending    Paid During  Interest Rate
(In Millions)                                              at Year-End    Outstanding        Balance       the Year    at Year-End
- -----------------------------------------------------------------------------------------------------------------------------------
1993
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . . . .      $  922         $  990         $1,388           3.21%          3.15%
Commercial paper . . . . . . . . . . . . . . . . . . . . .          --             --             --             --             --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         412            280            412           6.79           2.87
                                                            --------------------------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . .      $1,334         $1,270          1,642           4.00           3.07
                                                            --------------------------
                                                            --------------------------
1992
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . . . .      $1,122         $  842         $1,140           4.41%          3.39%
Commercial paper . . . . . . . . . . . . . . . . . . . . .          --             --             --             --             --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         328            264            396           5.42           3.09
                                                            --------------------------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . .      $1,450         $1,106          1,479           4.65           3.27
                                                            --------------------------
                                                            --------------------------


1991
Federal funds purchased and securities sold under
  agreements to repurchase . . . . . . . . . . . . . . . .      $  955         $1,048         $1,255           5.52%          4.61%
Commercial paper . . . . . . . . . . . . . . . . . . . . .          --             20             28           5.00             --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         348            316            470           7.34           3.88
                                                            --------------------------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . .      $1,303         $1,384          1,696           5.93           4.40
                                                            --------------------------    ----------------------------------------
                                                            --------------------------    ----------------------------------------

ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,1993.

Commission File Number 1-6880

FIRST BANK SYSTEM, INC.

Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 601 Second Avenue South
Minneapolis, Minnesota 55402-4302
Telephone: (612) 973-1111

Securities registered pursuant to Section 12(b) of the Act (all registered on the New York Stock Exchange): Common Stock, Par Value $1.25; 10.50 percent Preferred Stock, Series 1989A; $3.5625 Cumulative Convertible Preferred Stock, Series 1991A; Preferred Share Purchase Rights.

     As of January 31,1994, First Bank System, Inc. had 115,470,984 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 1994, was $3,542,287,104.

     First Bank System, Inc. (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Company's definitive proxy statement incorporated by reference herein.

     This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index are incorporated in the Form 10-K.


Cross-Reference                                                           Page
- ------------------------------------------------------------------------------

PART I

ITEM 1       Business
             General . . . . . . . . . . . . . . . . . . . . . . . . . . . .80
             Distribution of Assets, Liabilities  and
               Stockholders' Equity; Interest Rates
               and Interest Differential . . . . . . . . . . . . .19-20, 74-75
             Investment Portfolio. . . . . . . . . . . . . . . . . . 37-38, 71
             Loan Portfolio. . . . . . . . . . . . . . . . . 21, 25-33, 50, 77
             Summary of Loan Loss Experience . . . . . . . . . . . . .21,25-33
             Deposits. . . . . . . . . . . . . . . . . . . . . . . . 74-75, 77
             Return on Equity and Assets . . . . . . . . . . . . . . . . . .76
             Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . .78
ITEM 2       Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .80
ITEM 3       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .none
ITEM 4       Submission of Matters to a Vote of Security Holders . . . . .none

PART II

ITEM 5       Market for the Registrant's Common
               Equity and Related Stockholder Matters. . . . . . . .19, 69, 76
ITEM 6       Selected Financial Data . . . . . . . . . . . . . . . . . . . .13
ITEM 7       Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . 12-39
ITEM 8       Financial Statements and Supplemental Data. . . . . . . . .73, 81
ITEM 9       Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosures . . . . . . . . . . . . . . . . . . .none

PART III

ITEM 10      Directors and Executive Officers of the Registrant. . . . . . .83
ITEM 11      Executive Compensation. . . . . . . . . . . . . . . . . . . . . *
ITEM 12      Security Ownership of Certain
               Beneficial Owners and Management. . . . . . . . . . . . . . . *
ITEM 13      Certain Relationships and Related Transactions. . . . . . . . . *

PART IV

ITEM 14      Exhibits, Financial Statement Schedules
               and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .81


*FIRST BANK SYSTEM'S DEFINITIVE PROXY STATEMENT FOR THE 1994 ANNUAL MEETING OF
 SHAREHOLDERS IS INCORPORATED HEREIN BY REFERENCE, OTHER THAN THE SECTIONS ENTITLED "REPORT OF THE ORGANIZATION COMMITTEE ON EXECUTIVE COMPENSATION" AND "PERFORMANCE GRAPH."

GENERAL --> First Bank System, Inc. (the "Company") is a regional, multi-state bank holding company headquartered in the Twin Cities of Minneapolis and St. Paul, Minnesota. The Company was incorporated in Delaware in 1929 and owns more than 97 percent of the capital stock of each of the nine commercial banks and four trust companies, having 181 banking offices in Minnesota, Colorado, Montana, North Dakota, South Dakota, Washington, and Wisconsin. The Company also has various nonbank subsidiaries engaged in financial services principally in the Upper Midwest.

     The banks are engaged in general commercial banking business principally in domestic markets. They range in size from $42 million to $12.3 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities and other financial institutions. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as cash management and receivable lockbox collection are provided for corporate customers. Nine subsidiary banks and four trust companies provide a full range of fiduciary activities for individuals, estates, foundations, business corporations, and charitable organizations.

     The Company provides banking services through its subsidiary banks to both domestic and foreign customers and correspondent banks. These services include consumer banking, commercial lending, financing of import/export trade, foreign exchange, and investment services.

     The Company, through its subsidiaries, also provides services in mortgage banking, trust, commercial and agricultural finance, data processing, leasing, and brokerage services.

     On a full-time equivalent basis, employment during 1993 averaged a total of 12,300 employees.

COMPETITION --> The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, and mutual funds. In recent years, competition also has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies.

GOVERNMENT POLICIES --> The operations of the Company's various operating units are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the several states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

SUPERVISION AND REGULATION --> The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act") and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board").

     Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking. The Company must obtain approval of the Board before acquiring control of a bank or by acquiring more than 5 percent of the outstanding voting shares of a company engaged in a "bank-related" business. Under the Act and state laws, the Company is subject to certain restrictions as to states in which the Company can acquire a bank.

     National banks are subject to the supervision of, and are examined by, the Comptroller of the Currency. State banks are subject to the supervision of the regulatory authorities of the states in which they are located. All subsidiary banks of the Company are members of the Federal Deposit Insurance Corporation, and as such, are subject to examination thereby. In practice, the primary federal regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other federal regulators. Areas subject to regulation by federal and state authorities include the allowance for credit losses, investment, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

PROPERTIES --> At December 31,1993, the Company's subsidiaries owned and operated a total of 138 facilities while leasing an additional 148 facilities, all of which are well maintained.

     The Company's largest facilities are located in Minneapolis, St. Paul, and Denver. In Minneapolis, First Bank National Association and the Company's corporate offices occupy parts of four buildings. Thirty-one floors of First Bank Place and two floors of Pillsbury Center are leased. The Company also occupies nine floors in the Marquette bank building and five floors in the Concourse building, both of which are owned by the Company. In St. Paul, the Company leases an Operations Center as well as one-third of the First National Bank Building and four floors in the First Trust Center. In Denver, Colorado National Bank occupies approximately 70 percent of the Colorado National Bank Building and three percent of the Park Central Building, both of which are owned by subsidiaries of Colorado National Bank.

     Additional information with respect to premises and equipment is presented in Notes G and 0 of Notes to Consolidated Financial Statements.

EXHIBITS


Financial Statements Filed                                  Page
- ----------------------------------------------------------------
First Bank System, Inc. and Subsidiaries
Consolidated Financial Statements. . . . . . . . . . . .    40
Notes to Consolidated Financial Statements . . . . . . .    44
Report of Independent Auditors . . . . . . . . . . . . .    70

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since the required infor-mation is included in the footnotes or is not applicable.

     During the three months ended December 31, 1993, the Company filed a report on Form 8-K on October 13,1993, relating to the announcement of the Company's intention to purchase Boulevard Bancorp, Inc.

     The following Exhibit Index lists the Exhibits to Annual Report on Form
10-K.

          (1)3A Restated Certificate of Incorporation, as amended. Filed as Exhibit 3A to report on Form 10-K for fiscal year ended December 31,1989.

             3B     By-laws.

              4 [Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. First Bank System, Inc. agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]

         (1)1OA Agreement of Merger and Consolidation dated November 8,1992, by and among First Bank System, Inc., Central
                    Bancorporation, Inc. and Colorado National Bankshares, Inc. Filed as Exhibit 2.1 to 8-K Report filed November 13,1992.

         (1)10B Stock Purchase Agreements dated as of May 30, 1990, among Corporate Partners, L.P.; Corporate Offshore Partners, L.P.; The State Board of Administration of Florida and First Bank System, Inc. and related documents. Filed as Exhibits 4.8-
                    4.15 to Registration Statement on Form S-3 filed on September 10, 1991.

      (1)(2)10C     First Bank System, Inc. 1987 Stock Option Plan.  Filed as
                    Exhibit 10E to report on Form 10-K for fiscal year ended December 31,1991.

      (1)(2)10D First Bank System, Inc. Nonqualified Supplemental Executive Retirement Plan. Filed as Exhibit 1OF to report on Form 10-K for fiscal year ended December 31,1991.

      (1)(2)10E First Bank System, Inc. Executive Deferral Plan. Filed as Exhibit lOG to report on Form 10-K for fiscal year ended December 31,1991.

      (1)(2)10F     First Bank System, Inc. Annual Incentive Plan.  Filed as
                    Exhibit 10H to report on Form 10-K for fiscal year ended December 31,1992.

      (1)(2)10G First Bank System, Inc. Independent Director Retirement and Death Benefit Plan. Filed as Exhibit 10I to report on Form 10-K for fiscal year ended December 31,1992.

      (1)(2)10H First Bank System, Inc. Deferred Compensation Plan for Directors. Filed as Exhibit 10J to report on Form 10-K for fiscal year ended December 31,1992.


         (1)10I Rights Agreement dated as of December 21,1988, between First Bank System, Inc. and Morgan Shareholder Services Trust Company. Filed as Exhibit 1 to 8-K Report filed January 5,1989.

      (1)(2)10J First Bank System, Inc. Restated Employee Stock Purchase Plan. Filed as Exhibit 10L to report on Form 10-K for fiscal year ended December 31,1991.

      (1)(2)10K Form of Change-in-Control Agreement between First Bank System, Inc. and certain officers of the Company. Filed as
                    Exhibit 10M to report on Form 1O-K for fiscal year ended December 31, 1991.

      (1)(2)10L First Bank System, Inc. 1991 Stock Incentive Plan. Filed as Exhibit A to Definitive Proxy Statement of Annual Meeting of Shareholders on April 24,1991.

         (2)10M     First Bank System, Inc. 1994 Stock Incentive Plan.

      (1)(2)10N Agreement between First Bank System, Inc. and John F. Grundhofer dated December 30,1992. Filed as Exhibit 10O to report on Form 10-K for fiscal year ended December 31,1992.

         (2)10O Deferred Income Agreement between First Bank System, Inc. and John F. Grundhofer dated November 1, 1993.

         (2)10P     Description of First Bank System, Inc. Stock Option Loan
                    Policy.

             11 Statement re: Computation of Primary and Fully Diluted Net Income per Common Share.

             12     Statement re: Computation of Ratio of Earnings to Fixed
                    Charges.

             13 Integrated Annual Report / Form 10-K to Shareholders for the year ended December 31,1993 (See cover page).

             21     Subsidiaries of the Registrant.

             23     Consent of Ernst& Young.


Copies of the Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Financial Statement Schedule and Exhibits.

(1) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

(2) Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 16,1994, on its behalf by the undersigned thereunto duly authorized.

First Bank System, Inc.
John F. Grundhofer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16,1994, by the following persons on behalf of the registrant and in the capacities indicated.


JOHN F. GRUNDHOFER
Chairman, President, Chief Executive Officer, and Director
(principal executive officer)

RICHARD A. ZONA
Vice Chairman and Chief Financial Officer
(principal financial officer)

SUSAN E. LESTER
Executive Vice President and Controller
(principal accounting officer)

ROGER L HALE
Director

DELBERT W. JOHNSON
Director

JOHN H. KAREKEN
Director

RICHARD L. KNOWLTON
Director

KENNETH A. MACKE
Director

THOMAS F. MADISON
Director

MARILYN C. NELSON
Director

WILL F. NICHOLSON, JR.
Director

NICHOLAS R. PETRY
Director

EDWARD J. PHILLIPS
Director

JAMES J. RENIER
Director

S. WALTER RICHEY
DIRECTOR

RICHARD L ROBINSON
Director

LYLE E. SCHROEDER
Director

EXECUTIVE OFFICERS



JOHN F. GRUNDHOFER

Mr. Grundhofer, 55, has been Chairman of the Board, President and Chief Executive Officer of First Bank System since 1990. Previously, he served as Vice Chairman and Senior Executive Officer for Southern California, Wells Fargo Bank N.A.

WILLIAM F. FARLEY

Mr. Farley, 49, has been Vice Chairman of First Bank System since 1990. His previous positions include: Partner, Headrick& Farley and President, First Bank National Association.

PHILIP G. HEASLEY

Mr. Heasley, 44, was named Vice Chairman in 1993 and continues to serve as President of the Retail Product Group. His previous positions include:
Executive Vice President and President of the Retail Product Group and Senior Vice President, Consumer Business, Electronic Banking Division.

RICHARD A. ZONE

Mr. Zona, 49, has served as Vice Chairman since 1990 and Chief Financial Officer since 1989. He was previously a Partner at Ernst & Young,

J. ROBERT HOFFMANN

Mr. Hoffmann, 48, has been Executive Vice President and Chief Credit Officer since 1990. He previously served as Executive Vice President, Credit Administration at First Bank National Association.

JOHN M. MURPHY, JR.

Mr. Murphy, 52, has been Chairman and Chief Investment Officer, First Trust National Association, since 1990. Before that he was Managing Director, First Asset Management, a division of First Bank National Association.

DANIEL C. ROHR

Mr. Rohr, 47, has served as Executive Vice President of the Commercial Banking Group since 1990. Previously, he was Executive Vice President and Chief Credit Officer at Columbia Savings & Loan Association.

ROBERT H. SAYRE

Mr. Sayre, 54, has served as Executive Vice President of Human Resources since 1990. Previously, he was Executive Director at Russell Reynolds Associates, Inc.

MICHAEL J. O'ROURKE

Mr. O'Rourke, 49, has been Executive Vice President, Secretary and General Counsel since 1991. Previously, he was Senior Vice President, Secretary and General Counsel.

SUSAN E. LESTER

Ms. Lester, 37, was named Executive Vice President in 1993, in addition to her duties as Controller. Previously, she was Senior Vice President and Controller.

DAVID R. EDSTAM

Mr. Edstam, 46, has been Senior Vice President and Treasurer since 1989.

ELIZABETH A. MALKERSON

Ms. Malkerson, 44, has been Senior Vice President of Corporate Relations since 1990. Her previous position was Vice President of External Affairs.



DIRECTORS



COLEMAN BLOOMFIELD

Chairman and Chief Executive Officer
Minnesota Mutual Life Insurance Co.
St. Paul, Minnesota

JOHN F. GRUNDHOFER

Chairman, President and Chief Executive Officer
First Bank System, Inc.
Minneapolis, Minnesota

ROGER L. HALE

President and Chief Executive Officer
TENNANT
Minneapolis, Minnesota

*DELBERT W. JOHNSON

President
Pioneer Metal Finishing, Inc.
Minneapolis, Minnesota

JOHN H. KAREKEN

Professor of Banking and Finance
Curtis L. Carlson School of Management
University of Minnesota
Minneapolis, Minnesota

RICHARD L KNOWLTON

Chairman of the Board
Hormel Foods Corporation
Austin, Minnesota

KENNETH A. MACKE

Chairman and Chief Executive Officer
Dayton Hudson Corporation
Minneapolis, Minnesota

THOMAS F. MADISON

Retired President
U.S. West Communications-Markets
Minneapolis, Minnesota

MARILYN C. NELSON

Vice Chairman and Director
Carlson Holdings, Inc.
Minneapolis, Minnesota

WILL F. NICHOLSON, JR.

Chairman, President and Chief Executive Officer
Colorado National Bankshares, Inc.
Denver, Colorado

NICHOLAS R. PETRY

President
The Petry Company
Denver, Colorado

EDWARD J. PHILLIPS

Chairman and Chief Executive Officer
Phillips Beverage Company
Minneapolis, Minnesota

JAMES J. RENIER

Retired Chairman of the Board and Chief Executive Officer
Honeywell Inc.
Minneapolis, Minnesota

S. WALTER RICHEY

President and Chief Executive Officer
Space Center Company
St. Paul, Minnesota

RICHARD L. ROBINSON

Chairman and Chief Executive Officer
Robinson Dairy, Inc.
Denver, Colorado

RICHARD L. SCHALL

Retired Vice Chairman of the Board
Dayton Hudson Corporation
Minneapolis, Minnesota

LYLE E. SCHROEDER

President and Chief Executive Officer
Sioux Valley Hospital
Sioux Falls, South Dakota


*ELECTED TO THE BOARD OF DIRECTORS
 EFFECTIVE JANUARY 19, 1994

FBS LOCATIONS


                                   First Bank System, Inc. primarily serves
                                   Minnesota, Colorado, Montana, North Dakota,
                                   South Dakota, and Wisconsin through 181
                                   banking locations and 24 additional offices of nonbank subsidiaries.
       [GRAPHICS; MAP]
                                   - FBS Retail and commercial banking

                                   - Corporate Trust offices

                                   - Republic Acceptance offices

MINNESOTA                COLORADO                 SOUTH DAKOTA

Albert Lea               Arvada (2)               Aberdeen
Alexandria               Aspen                    Rapid City (3)
Anoka (2)                Aurora (4)               Sioux Falls (4)
Apple Valley             Boulder (2)
Austin                   Broomfield               WISCONSIN
Babbitt                  Canon City
Blaine                   Colorado Springs(6)      Brookfield
Bloomington (4)          Denver (18)              Brown Deer
Brainerd                 Englewood (3)            La Crosse
Brooklyn Park            Evergreen                Milwaukee
Burnsville (2)           Fort Collins (2)         Onalaska
Cloquet                  Glenwood Springs
Columbia Heights         Golden                   CORPORATE TRUST OFFICES
Cottage Grove            Grand Junction
Duluth (3)               Greeley                  Billings, MT
Eagan                    La Junta                 Boston, MA
East Grand Forks         Lakewood (4)             Chicago, IL
Eden Prairie (2)         Littleton (4)            Denver, CO
Edina (3)                Longmont                 Duluth, MN
Fairmont                 Loveland                 Fargo, ND
Forest Lake              Northglenn               Frederick, MD
Hibbing                  Pueblo (4)               Los Angeles, CA
Hopkins                  Westminster (2)          Milwaukee, WI
Little Canada            Wheatridge               Portland, OR
Mankato (2)                                       San Francisco, CA
Minneapolis (13)         MONTANA                  Seattle, WA
Minnetonka (2)                                    St. Paul, MN
Oakdale                  Billings (2)
Owatonna                 Bozeman                  REPUBLIC ACCEPTANCE CORP.
Plymouth (2)             Butte                    OFFICES
Ramsey                   Great Falls (3)
Robbinsdale              Havre                    Kansas City, MO
Rochester (3)            Helena                   Milwaukee, WI
Shoreview                Miles City               Minneapolis, MN
St. Anthony              Missoula (2)             St. Louis, MO
St. Cloud
St. Louis Park           NORTH DAKOTA
St. Paul (6)
Virginia                 Bismarck (2)
Wayzata                  Fargo (4)
West St. Paul            Grand Forks (2)
White Bear Lake (2)      Jamestown
Willmar                  Minot (2)
Woodbury

CORPORATE DATA



EXECUTIVE OFFICES

First Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(612) 973-1111


ANNUAL MEETING

The annual meeting of shareholders will be held at the Minneapolis Convention Center, 1301 Second Avenue South, Minneapolis, Minnesota 55403, at 2 p.m. on Thursday, April 28,1994.


SECURITIES INFORMATION

First Bank System Common Stock is traded on the New York Stock Exchange under the ticker symbol FBS and also may be found under the listing FtBkSy. The transfer agent and registrar for First Bank System is First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

DIVIDEND REINVESTMENT

First Bank System shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares at market price of up to $5,000 per quarter. If you would like more information, contact First Chicago Trust Company of New York, P.O. Box 13531, Newark, New Jersey 07188-0001, (800) 446-2617.

INVESTMENT COMMUNITY CONTACTS

John R. Danielson
Senior Vice President, Investor Relations
(612) 973-2261

Karin E. Glasgow
Assistant Vice President, Investor Relations
(612) 973-2264

General Information, Investor Relations
(612) 973-2263
First Bank System, Inc.
P.O. Box 522
Minneapolis, Minnesota 55480

A limited number of spiral-bound 1993 Annual Reports are available for the investment community. Please write or call Investor Relations to obtain a copy.

COMMUNITY RESPONSIBILITY REPORT

For information about FBS's community reinvestment activities, call FBS Community Relations, (612) 973-2433.

For additional annual reports or information about the 1994 annual meeting of shareholders, please contact Corporate Relations, First Bank System, First Bank Place, Minneapolis, Minnesota 55402, (612) 973-2434.

First Bank System is an Equal Employment Opportunity/Affirmative Action employer.

                          APPENDIX OF GRAPHIC MATERIAL

                                                                                    Cross Reference to
                                                                                         Narrative
 Location in                                                                          Description in
Annual Report                           Description                                      Form 10-K
- -------------------------------------------------------------------------------------------------------
Inside Front    Graphics illustrating Return on Average Common Equity,              Inside Front Cover
Cover           Earnings Per Share and Shareholders' Equity to Assets Ratio for
                years 1990 through 1993

Page 1          Graphics illustrating Return on Average Assets, Efficiency Ratio    Page 1
                and Allowance Coverage Ratio of Nonperforming Loans for
                years 1990 through 1993

Page 2          Graphic table entitled "Managing Capital for Shareholder            Page 2
                Value" summarizing various capital related transactions

Page 4          Graphic table listing the recent acquisitions                       Page 4

Page 5          Graphic table summarizing the deposit market shares of FBS in       Page 5
                various locations

Page 6          Pie chart reflecting that the Retail & Community Banking            Page 6
                Group accounts for 61 percent of FBS' net income

Page 6 and 7    Graphs illustrating the Retail & Community Banking Group            Page 6 and 7
                Efficiency Ratio, Net Interest Income, Net Income, and
                Noninterest Income for years 1991 through 1993

Page 8          Pie chart reflecting that the Commercial Banking Group              Page 8
                accounts for 28 percent of FBS' Net Income

Page 8 and 9    Graphs illustrating the Commercial Banking Group Efficiency         Page 8 and 9
                Ratio, Net Interest Income, Net Income, and Noninterest Income
                for the years 1991 through 1993

Page 10         Pie chart reflecting that the Trust & Investment Group accounts     Page 10
                for 11 percent of FBS' Net Income

Page 10 and 11  Graphs illustrating the Trust & Investment Group Efficiency         Page 10 and 11
                Ratio, Net Interest Income, Net Income, and Noninterest Income
                for years 1991 through 1993