Form 10-Q
period 1994-03-31
FIRST BANK SYSTEM INC
filed 1994-05-16
CIK 36104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10Q
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                                      OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM (NOT APPLICABLE)
                        COMMISSION FILE NUMBER 1-6880
                           FIRST BANK SYSTEM, INC.
            (Exact name of registrant as specified in its charter)
                                   DELAWARE
                       (State or other jurisdiction of
                        incorporation or organization)
                                  41-0255900
                               (I.R.S. Employer
                             Identification No.)
                              FIRST BANK PLACE,
                           601 SECOND AVENUE SOUTH,
                      MINNEAPOLIS, MINNESOTA 55402-4302
            (Address of principal executive offices and Zip Code)
                                 612-973-1111
             (Registrant's telephone number, including area code)
                               (NOT APPLICABLE)
             (Former name, former address and former fiscal year,
                        if changed since last report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X   NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                        Outstanding as of April 30, 1994
  Common Stock, $1.25 Par Value                     114,473,564 shares
Total # of pages: 25

Exhibit Index appears on page 1.





                              FINANCIAL SUMMARY

                                                          March 31           December 31          March 31
(Dollars in Millions, Except Per Share Data)                  1994                  1993              1993

THREE MONTHS ENDED
Net income                                                 $  98.5               $  95.9           $  77.5
Return on average assets                                      1.59%                 1.45%             1.25%
Return on average common equity                               18.8                  18.3              14.7
Net interest margin (taxable-equivalent basis)                5.19                  5.00              5.07
Efficiency ratio                                              58.0                  58.1              61.4

PER COMMON SHARE
Net income                                                 $   .84               $   .81           $   .61
Dividends paid                                                0.29                  0.25              0.25
Common shareholders' equity                                  18.84                 18.09             17.29

PERIOD END
Loans                                                      $18,256               $18,779           $16,918
Allowance for credit losses                                    442                   423               443
Assets                                                      26,509                26,385            25,153
Deposits                                                    20,768                21,031            20,060
Total shareholders' equity                                   2,289                 2,245             2,320
Common equity to total assets                                  8.2%                  7.5%              7.7%
Tier 1 capital ratio                                           8.4                   9.2               9.8


            TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of
 Financial Condition and Results of Operations (Item 2)                                            2

Financial Statements (Item 1):
 Consolidated Balance Sheet                                                                       13
 Consolidated Statement of Income                                                                 14
 Consolidated Statement of Shareholders' Equity                                                   15
 Consolidated Statement of Cash Flows                                                             16
 Notes to Consolidated Financial Statements                                                       17
Selected Statistical Information:
 Consolidated Daily Average Balance Sheet and Related Yields and Rates                            23

PART II -- OTHER INFORMATION
Submission of Matters to a Vote of Security Holders (Item 4)                                      24
Exhibits and Reports on Form 8-K (Item 6)                                                         24
Signature                                                                                         24
Exhibit 11 - Computation of Primary and Fully Diluted Net Income Per Common Share                 25
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges                                    25


                                    page 1

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW DISCUSSION

EARNINGS SUMMARY > First Bank System, Inc. (the "Company") reported first quarter 1994 earnings of $98.5 million, an increase of $21.0 million, or 27.1 percent, from the first quarter of 1993. On a per share basis, earnings were $.84 in the first quarter of 1994, compared with earnings of $.61 in the first quarter of 1993, an increase of 37.7 percent.

Return on average assets increased to 1.59 percent in the first quarter of 1994 from 1.25 percent in the first quarter of 1993, and return on average common equity increased to 18.8 percent from 14.7 percent over the same period. Net interest margin on a taxable-equivalent basis strengthened 12 basis points from the first quarter of 1993, to 5.19 percent. The efficiency ratio, the ratio of expenses to revenues, was 58.0 percent, an improvement of 345 basis points from 61.4 percent in the first quarter of 1993.

Compared to the first quarter of 1993, the strong improvement in net income resulted from an increase in net interest income on a taxable-equivalent basis of $6.8 million, or 2.4 percent, an increase in noninterest income of $10.6 million, or 7.5 percent, a reduction in the provision for credit losses of $14.1 million, or 37.0 percent, and a decrease in noninterest expense of $4.2 million, or 1.6 percent.

Nonperforming assets declined $156.7 million, or 41.9 percent, from March 31, 1993, and $8.3 million from December 31, 1993, to a level of $217.7 million at March 31, 1994, despite the addition of $29.3 million in nonperforming assets through the acquisition of Boulevard Bancorp, Inc. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 293 percent, compared with 269 percent at year-end 1993 and 186 percent at the end of the first quarter last year.

Earnings per share in the first quarter of 1994 reflect the impact of the repurchase of 4.0 million average common shares, as discussed in "Recent Developments" below. Without the effect of the share repurchases during the first quarter of 1994, earnings per share would have been $.82, and return on average common equity would have been 17.8 percent.

Table 1 > Summary of Consolidated Income
                                                                 Three Months Ended
(Taxable-Equivalent Basis;                  March 31   December 31 September 30  June 30 March 31
Dollars In Millions, Except Per Share Data)     1994          1993         1993     1993     1993
Interest income                               $396.2        $414.7       $419.2   $422.1   $423.5
Interest expense                               111.2         121.4        129.6    132.6    145.3

 Net interest income                           285.0         293.3        289.6    289.5    278.2
Provision for credit losses                     24.0          27.0         27.0     33.1     38.1

 Net interest income
  after provision for
  credit losses                                261.0         266.3        262.6    256.4    240.1
Noninterest income                             151.8         145.9        142.0    140.5    141.2
Merger-related charges                          --            --           --       72.2     --
Other noninterest expense                      253.3         255.3        255.7    259.8    257.5

 Income before income taxes                    159.5         156.9        148.9     64.9    123.8
Taxable-equivalent adjustment                    3.7           3.7          4.3      4.7      5.0
Income taxes                                    57.3          57.3         53.5     26.7     41.3

 Net income                                   $ 98.5        $ 95.9       $ 91.1   $ 33.5   $ 77.5

Return on average assets:
 Before merger-related charges                  1.59%         1.45%        1.41%    1.32%    1.25%
 Based on net income                            1.59          1.45         1.41     0.53     1.25
Return on average common equity:
 Before merger-related charges                  18.8          18.3         16.8     15.7     14.7
 Based on net income                            18.8          18.3         16.8      5.4     14.7
Net interest margin                             5.19          5.00         5.06     5.17     5.07
Efficiency ratio                                58.0          58.1         59.2     77.2     61.4
Efficiency ratio excluding
 merger-related charges                         58.0          58.1         59.2     60.4     61.4
Per share:
 Net income                                   $ 0.84        $ 0.81       $ 0.74   $ 0.23   $ 0.61
 Common dividends paid                          0.29          0.25         0.25     0.25     0.25

                                    page 2

RECENT DEVELOPMENTS > On March 25, 1994, the Company completed the previously announced acquisition of Boulevard Bancorp, Inc. (Boulevard) of Chicago, a commercial bank holding company with $1.6 billion in assets, $1.2 billion in deposits, and $114 million in shareholders' equity. Approximately 6.2 million shares of the common stock of the Company were exchanged for all of the outstanding common stock of Boulevard. The transaction was accounted for using the purchase method of accounting, and therefore, had no significant effect on first quarter earnings. For further information, see Note C of Notes to Consolidated Financial Statements.

On February 28, 1994, the Company completed the acquisition of American Bancshares of Mankato, a $116 million bank holding company. This acquisition was not material to the Company's financial position or operating results.

Additionally, the Company has signed agreements to acquire three institutions in markets in which the Company has an existing presence, serving to strengthen the Company's retail banking market shares in these communities. First Financial Investors, Inc., with approximately $200 million in assets, is the holding company for St. Louis Bank for Savings, FSB, located in Duluth, Minnesota. United Bank of Bismarck, with approximately $123 million in assets is located in Bismarck, North Dakota. Green Mountain Bancorporation, Inc., the holding company for Green Mountain Bank, located in Lakewood, Colorado, has approximately $32 million in assets. The First Financial Investors, Inc. transaction closed on April 29, 1994, while the United Bank of Bismarck and Green Mountain Bancorporation, Inc. acquisitions are expected to close in the third quarter of 1994.

Finally, in January 1994, the Company announced that it had signed an agreement to acquire the domestic corporate trust business of J. P. Morgan & Co., Incorporated. This business unit provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships. The transaction is expected to close in the third quarter of 1994.

During the quarter, the Company was awarded two significant credit card contracts. On January 26, 1994, the Company was selected by Northwest Airlines to be its bank credit card marketing partner in the First Bank System/Northwest Airlines WorldPerks credit card program. By the end of the first quarter of 1994, the Company had opened well over 100,000 WorldPerks customer accounts. In February, the Company's contract with the U. S. General Services Administration was expanded to provide Visa Procurement Cards to tens of thousands of authorized government employees for use in making small purchases.

The Company's strong capital position has enabled it to pursue several stock repurchases. On January 19, 1994, the Board of Directors authorized the redemption of $159.3 million of the Company's preferred stock, consisting of $89 million of Preferred Stock Series 1989A and $70.3 million of Preferred Stock Series 1989B. These redemptions are reflected in the March 31, 1994, capital ratios. During 1993, the Company redeemed its $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock and, as of March 31, 1994, had repurchased $16.1 million of Preferred Stock Series 1991A and 1989B. The Company is authorized to repurchase up to an additional $8.9 million of preferred stock.

During 1993, the Company also announced plans to repurchase approximately $275 million of its common stock, including all of the shares issued in the acquisition of Boulevard. At March 31, 1994, a total of 6.6 million shares of common stock with a cost of $202 million had been repurchased.

LINE OF BUSINESS FINANCIAL REVIEW > Each of the Company's three business lines--Retail and Community Banking, Commercial Banking, and the Trust and Investment Group--contributed to the strong financial performance in the first quarter of 1994. Compared to the first quarter of 1993 results, all achieved earnings increases of more than 25 percent.

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

Capital is allocated within the business unit profitability system based upon credit, operational and business risks. The asset and liability components of the balance sheet are assigned risk factors ranging from .50 percent for deposits to 100 percent for goodwill. Asset components subject to credit risk are assigned risk factors based upon historic loss experience after taking into consideration changes in business practice which may introduce more or less risk into the portfolio. Certain lines of business, such as the Trust and Investment Group, which have no significant balance sheet components, are assigned capital after taking into consideration operational risk, capital levels of independent organizations operating similar businesses and regulatory minimums. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1994 certain methodologies were changed, and accordingly, results for 1993 are presented on a consistent basis.

Table 2 > Line of Business Financial Performance

                             Retail & Community  Commercial  Trust and Investment  Consolidated
                                  Banking          Banking           Group           Company

                                                   Three Months Ended March 31,
(Dollars in Millions)           1994     1993    1994    1993     1994     1993    1994     1993
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)   $223.5   $220.2   $55.1   $51.6   $  6.4   $  6.4   $285.0   $278.2
Provision for credit losses     22.1     28.9     1.9     9.2      --       --      24.0     38.1
Noninterest income              88.9     82.2    15.5    14.7     47.4     44.3    151.8    141.2
Noninterest expense            193.0    198.2    23.6    21.6     36.7     37.7    253.3    257.5

 Income before income taxes     97.3     75.3    45.1    35.5     17.1     13.0    159.5    123.8
Income taxes and taxable-
 equivalent adjustment          37.2     28.1    17.2    13.3      6.6      4.9     61.0     46.3

  Net income                  $ 60.1   $ 47.2   $27.9   $22.2   $ 10.5   $  8.1   $ 98.5   $ 77.5

Return on average assets        1.39%    1.07%   1.69%   1.40%     *        *       1.59%    1.25%
Return on average common
 equity                         18.2     14.5    24.1    20.1     21.4%    19.6%    18.8     14.7
Efficiency ratio                61.8     65.5    33.4    32.6     68.2     74.4     58.0     61.4

AVERAGE BALANCE SHEET DATA:

Total commercial loans        $4,715   $4,142  $5,179  $4,471      --       --    $9,894   $8,613
Credit card loans              1,736    1,738     --      --       --       --     1,736    1,738
Residential mortgage loans     3,001    3,231     --      --       --       --     3,001    3,231
Other consumer loans           3,403    3,103     --      --       --       --     3,403    3,103

  Total consumer loans         8,140    8,072     --      --       --       --     8,140    8,072
Total loans                   12,855   12,214   5,179   4,471      --       --    18,034   16,685
Assets                        17,584   17,898   6,711   6,409      768      746   25,063   25,053
Deposits                      15,874   17,139   2,756   1,977      974      800   19,604   19,916
Common equity                  1,342    1,319     470     449      199      168    2,011    1,936


* Not meaningful
Note: Preferred dividends are not allocated to the business lines.


RETAIL AND COMMUNITY BANKING > Retail and Community Banking, which includes consumer, small business and middle market banking services, residential mortgage lending, and consumer and corporate credit card and payment systems processing, achieved strong revenue growth while containing costs. Net income increased 27.3 percent to $60.1 million in the first quarter of 1994, compared with the first quarter of 1993. Return on assets increased to 1.39 percent from 1.07 percent and return on equity increased to 18.2 percent from
14.5 percent.

Net interest income increased $3.3 million, or 1.5 percent, from first quarter 1993 while fee-based noninterest income increased $6.7 million, or
8.2 percent. The increases are attributable to strong home equity loan promotions, aggressive small and middle market business lending, and growth in the mutual funds and Corporate Card products. Compared with the first quarter of 1993, the provision for credit losses decreased $6.8 million, or
23.5 percent, to $22.1 million in the first quarter of 1994, reflecting improved credit quality.

Noninterest expense was $193.0 million in the first quarter of 1994, a decrease of $5.2 million, or 2.6 percent, from $198.2 million in the same quarter a year ago. The efficiency ratio improved to 61.8 percent in the first quarter of 1994 from 65.5 percent in the first quarter of 1993.

COMMERCIAL BANKING > Commercial Banking, which provides lending, cash management, and other financial services to middle market, large corporate and mortgage banking companies, contributed net earnings of $27.9 million in the first quarter of 1994, a 25.7 percent increase over the first quarter of 1993. Return on assets rose to 1.69 percent in the first quarter of 1994 from
1.40 percent in the same quarter a year ago. Similarly, return on equity increased to 24.1 percent in 1994 from 20.1 percent a year ago.

Net interest income increased to $55.1 million in the first quarter of 1994 from $51.6 million in the first quarter of 1993, while noninterest income increased 5.4 percent to $15.5 million in 1994, reflecting increased secured credit financings to mortgage banking firms accompanied by increases in noninterest-bearing deposits. The provision for credit losses declined 79.3 percent to $1.9 million from $9.2 million in the first quarter of 1993, reflecting improved credit quality.

Noninterest expense increased to $23.6 million in the first quarter of 1994 from $21.6 million in the same quarter of 1993, and the efficiency ratio increased slightly to 33.4 percent in the first quarter of 1994 from 32.6 percent in the first quarter of 1993.

TRUST AND INVESTMENT GROUP > The Trust and Investment Group, which includes corporate, personal and institutional trust services, investment management services, and a full-service brokerage company, reported net income of $10.5 million in the first quarter of 1994, a 29.6 percent increase over the first quarter of 1993. The return on average equity improved to 21.4 percent in the first quarter of 1994 from 19.6 percent in the same period in 1993. Much of the gain resulted from stronger noninterest income, which was $47.4 million for the quarter, up 7.0 percent over 1993. The increase in noninterest income was partially due to the March 1993 acquisition of the corporate trust business of two U. S. Bancorp subsidiaries in Oregon and Washington. Net interest income remained constant at $6.4 million in the first quarters of 1994 and 1993.

Noninterest expense decreased to $36.7 million in the first quarter of 1994 from $37.7 million in the first quarter of 1993, while the efficiency ratio improved to 68.2 percent in 1994 from 74.3 percent in 1993.

CAPITAL AND SHAREHOLDERS' EQUITY > The ratio of common equity to assets increased 51 basis points from a year ago to 8.2 percent at March 31, 1994, primarily due to earnings retention. Total equity to assets was 8.6 percent at March 31, 1994, up from 8.5 percent at December 31, 1993, and down from
9.2 percent at March 31, 1993. The decrease from a year ago was a result of the repurchase and redemption of $272.6 million of preferred stock, as previously discussed.

Risk-based capital ratios, which take into account the different credit risks of various assets, reflect the Company's capital strength. Tier 1 and total risk-based capital ratios were 8.4 percent and 12.3 percent on March 31, 1994, compared with 9.8 percent and 12.9 percent at March 31, 1993, respectively. The leverage ratio, the measure of Tier 1 capital to total quarterly average assets, was also down to 7.6 percent from 8.2 percent a year ago. The decrease in the ratios from the prior year was due to the previously discussed preferred and common stock repurchases.

Common equity per share at March 31, 1994 was $18.84, compared with $18.09 at December 31, 1993, and $17.29 at March 31, 1993.

Table 3 > Capital Ratios

                                       March 31 December 31 September 30   June 30  March 31
(Dollars in Millions)                      1994        1993         1993      1993      1993
Common equity                            $2,183      $1,979       $2,007    $1,950    $1,941
 As a percent of assets                     8.2%        7.5%         7.7%      7.6%      7.7%
Tangible common equity*                  $1,874      $1,811       $1,837    $1,777    $1,767
 As a percent of assets                     7.2%        6.9%         7.1%      7.0%      7.1%
Total shareholders' equity               $2,289      $2,245       $2,276    $2,329    $2,320
 As a percent of assets                     8.6%        8.5%         8.8%      9.1%      9.2%
Tier 1 capital                           $1,871      $1,971       $2,022    $2,025    $2,032
 As a percent of risk-adjusted assets       8.4%        9.2%         9.5%      9.5%      9.8%
Total risk-based capital                 $2,744      $2,863       $2,966    $2,767    $2,688
 As a percent of risk-adjusted assets      12.3%       13.3%        13.9%     13.0%     12.9%
Leverage ratio                              7.6         7.6          8.0       8.1       8.2

* Defined as common equity less goodwill



NET INTEREST INCOME > Net interest income on a taxable-equivalent basis was $285.0 million in the first quarter of 1994, an increase of $6.8 million, or
2.4 percent, from the first quarter of 1993. The improvement in net interest income reflects increases in average loans and noninterest-bearing deposits. Average loans totaled $18.0 billion in the first quarter of 1994, an increase of $1.3 billion, or 8.1 percent, from $16.7 billion in the first quarter of 1993. Noninterest-bearing deposits averaged $6.4 billion in the first quarter of 1994, up from $5.3 billion in the first quarter of 1993. Approximately one-half of the increase in average loans and three-quarters of the increase in noninterest-bearing deposits during the first quarter, as compared with the same period in 1993, were attributable to cyclical activity in the Company's portfolio of secured loans to mortgage banking firms and related escrow balances. Total noninterest-bearing deposits at March 31, 1994, were lower than at the end of 1993 because of seasonal factors that typically increase deposit balances at year-end. Net interest income growth was also aided by the decline in nonperforming assets.

The net interest margin on a taxable-equivalent basis was 5.19 percent in the first quarter of 1994, an increase of 12 basis points from 5.07 percent in the first quarter of 1993. The increase in the net interest margin from a year ago results primarily from decreased funding costs.

Table 4 > Analysis of Net Interest Income

                                                                                   Three Months Ended
                                                         March 31     December 31  September 30     June 30
March 31
(Dollars in Millions)                                        1994            1993          1993        1993
1993
Net interest income (taxable-equivalent basis)            $ 285.0         $ 293.3       $ 289.6      $ 289.5
$ 278.2
Average balances of earning assets supported by:
 Interest-bearing liabilities                             $15,658         $15,767       $15,946      $16,051
$16,662
 Noninterest-bearing liabilities                            6,620           7,503         6,764        6,404
5,605
Total earning assets                                      $22,278         $23,270       $22,710      $22,455
$22,267
Average yields and weighted average rates
 (taxable-equivalent basis):
 Earning assets yield                                        7.21%           7.07%         7.32%        7.54%
7.71%
 Rate paid on interest-bearing liabilities                   2.88            3.05          3.22         3.31
3.54
Gross interest margin                                        4.33%           4.02%         4.10%        4.23%
4.17%
Net interest margin                                          5.19%           5.00%         5.06%        5.17%
5.07%
Net interest margin without taxable-equivalent
 increments                                                  5.12%           4.94%         4.98%        5.09%
4.98%


PROVISION FOR CREDIT LOSSES > The provision for credit losses was $24.0 million in the first quarter of 1994, down $14.1 million from the level in the first quarter of 1993. Net charge-offs totaled $25.6 million in the first quarter of 1994, down from $42.8 million in the same quarter a year ago. Commercial loan net charge-offs for the quarter were lower by $17.7 million, or 78.0 percent, from the same quarter of the prior year, while consumer loan net charge-offs were essentially unchanged.

The allowance for credit losses was $442.5 million at March 31, 1994, down slightly from $443.3 million at March 31, 1993, and up from $423.2 million at December 31, 1993. The increase from year-end includes the addition of $20.2 million of allowance from the Boulevard acquisition. Reserve coverage remained strong as the allowance for credit losses to nonperforming loans ratio increased to 293 percent at quarter-end, compared with 269 percent at the end of 1993, and 186 percent at the end of the first quarter a year ago.

NONINTEREST INCOME > Noninterest income in the first quarter of 1994 was $151.8 million, an increase of $10.6 million, or 7.5 percent, from the first quarter last year. Trust fees and credit card fees increased $10.5 million, or 16.4 percent, from the prior year quarter. Most of the increase occurred in credit card fees, reflecting higher sales volume for Corporate Card, Procurement
Card, and merchant card processing. Trust fees for the quarter were up from the first quarter of 1993 level as a result of increased corporate trust fee revenue.


Table 5 > Noninterest Income

                                                             Three Months Ended
                                          March 31 December 31 September 30    June 30   March 31
(Dollars in Millions)                         1994        1993         1993       1993       1993
Trust fees                                  $ 38.5      $ 37.5       $ 36.6     $ 36.5     $ 35.5
Credit card fees                              36.0        37.5         36.6       34.5       28.5
Service charges on deposit accounts           29.4        28.4         28.6       28.0       30.3
Insurance commissions                          5.0         5.3          5.8        4.5        5.3
Trading account profits and commissions        2.7         2.2          2.4        2.9        2.6
Investment securities gains                     --          --           --         --        0.3
Other                                         40.2        35.0         32.0       34.1       38.7
 Total noninterest income                   $151.8      $145.9       $142.0     $140.5     $141.2

NONINTEREST EXPENSE > Noninterest expense was $253.3 million in the first quarter of 1994, a decrease of $4.2 million, or 1.6 percent, from first quarter of 1993. The decrease in expenses reflects the benefits of integrating recent acquisitions, partially offset by higher advertising and contract labor expenses. The Company's efficiency ratio, the measure of expenses to revenues, improved to 58.0 percent for the quarter from 61.4 percent a year ago.

Total salaries and benefits expense for the first quarter of 1994 decreased by $6.4 million, or 5.1 percent, from the first quarter of 1993. Average full-time equivalent employees decreased by 7.2 percent, to 11,815 in the first quarter of 1994, from 12,735 in the first quarter of 1993. As compared to the first quarter of 1993, net occupancy and equipment expense decreased by $1.2 million, or 2.9 percent. Advertising expense increased $3.4 million, or 72.3 percent, over the 1993 level, reflecting expanded marketing efforts in the growing consumer asset businesses. Other personnel costs increased $2.5 million, or 48.1 percent, primarily due to the increased use of temporary labor related to system improvements and integrations. Professional services expense decreased by $1.8 million, or 21.7 percent. Data processing decreased $4.6 million, or 56.8 percent, primarily due to efficiencies obtained through integrating recent acquisitions and the elimination of an outside data processor previously used for a portion of the Company's item processing.


Table 6 > Noninterest Expense

                                                    Three Months Ended
                                March 31 December 31 September 30     June 30    March 31
(Dollars in Millions,
 Except Per Employee Data)          1994        1993         1993        1993        1993
Salaries                         $  94.2     $  95.0      $  97.3     $  97.3     $  99.5
Employee benefits                   23.7        19.6         20.0        21.9        24.8

 Total personnel expense           117.9       114.6        117.3       119.2       124.3
Net occupancy                       21.5        22.8         22.8        23.2        24.6
Furniture and equipment             19.1        19.2         17.8        18.5        17.2
FDIC insurance                      11.5        11.5         11.4        11.7        11.8
Advertising                          8.1         4.7          6.0         5.1         4.7
Amortization of goodwill
 and other intangible assets         8.0         7.7          7.7         7.7         7.5
Other personnel costs                7.7         8.5          7.2         6.6         5.2
Professional services                6.5        10.7          9.1         8.6         8.3
Telephone                            5.1         5.0          4.4         4.7         4.6
Postage                              4.9         4.8          4.6         4.9         5.1
Printing, stationery
 and supplies                        4.8         6.8          4.5         5.7         4.9
Data processing                      3.5         4.7          5.8         8.4         8.1
Other real estate                   --          (0.1)         2.2         0.9        (0.8)
Merger, integration
 and restructuring                  --          --           --          72.2        --
Other                               34.7        34.4         34.9        34.6        32.0

Total noninterest expense        $ 253.3     $ 255.3      $ 255.7     $ 332.0     $ 257.5

Efficiency ratio*                   58.0%       58.1%        59.2%       77.2%       61.4%
Efficiency ratio excluding
 merger-related charges             58.0        58.1         59.2        60.4        61.4
Quarterly average
 number of employees
(full-time equivalents)           11,815      11,981       12,110      12,375      12,735
Annualized personnel
 expense per employee            $39,915     $38,261      $38,745     $38,529     $39,042



* Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of investment securities gains.



PROVISION FOR INCOME TAXES > The provision for income taxes was $57.3 million in the first quarter of 1994, compared with $41.3 million in the first quarter of 1993. The increase is primarily the result of a higher level of taxable income.

At March 31, 1994, the Company's net deferred tax assets were $219.7 million, compared with $160.0 million at December 31, 1993, and $212.8 million at March 31, 1993. The recent acquisition of Boulevard Bancorp accounted for most of the increase in deferred tax assets. Realization of these assets over time is dependent upon the Company generating earnings in future periods. For further information regarding income taxes, refer to Note H on page 20.

ACCOUNTING CHANGES > Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported its entire $3.3 billion of investment securities as available-for-sale. SFAS 115 requires that investments in debt securities and equity securities with readily determinable fair values be classified into three categories which then establishes the accounting requirements. The accounting to be followed for two of the categories, trading securities and held-to-maturity securities, was essentially the same as prior practice. The other category, available-for-sale securities, is accounted for at fair value with unrealized holding gains or losses being reported in shareholders' equity. At March 31, 1994, the Company's available-for-sale securities portfolio was $4.3 billion, with an after-tax unrealized loss of $17.9 million recorded in shareholders' equity.

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

The Financial Accounting Standards Board has issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the effective interest rate of the loan, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The adoption of this Statement is required for fiscal years beginning after December 15, 1994. The adoption of SFAS 114 is not expected to have a material effect on the Company.

CREDIT MANAGEMENT > The Company's credit management process includes centralized credit policy and administration functions and standardized underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The Company's credit management process is supported by regular examinations conducted by the credit administration function. Large loans and all loans experiencing deterioration of credit quality are reviewed quarterly by management. A standardized credit scoring system is used to assess consumer credit risks and to price consumer products relative to their assigned risk rating.

In evaluating credit risk, the Company takes into consideration the composition of its loan portfolio, its level of allowance coverage, macroeconomic concerns such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions and regional economic conditions, and other issues.

LOAN PORTFOLIO REVIEW > One of the ways the Company manages its credit risk is by ensuring its loan portfolio is well diversified by industry classification, size and type of loan. The Company's primary operating region includes Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, and Illinois. Approximately 80 percent of the loan portfolio consists of extensions of credit to customers in the Company's operating region. A discussion of the Company's major loan categories follows.

COMMERCIAL > The Company's portfolio of commercial loans totaled $6.7 billion at March 31, 1994, and comprised 36.8 percent of the portfolio. This level is up from $6.2 billion at December 31, 1993, and $5.9 billion at March 31, 1993. As a percentage of the total portfolio, commercial loans totaled 32.9 percent at December 31, 1993, and 35.0 percent at March 31, 1993. The $537 million increase over December 31, 1993, and the $799 million increase over the first quarter of the prior year reflect growth in small business and middle market loans as well as the acquisition of Boulevard.

At March 31, 1994, commercial loans totaling $32.4 million were included in nonperforming assets, down $9.8 million, or 23.2 percent, from December 31, 1993, and down $39.7 million, or 55.1 percent, from March 31, 1993. Net charge-offs of commercial loans totaled $1.8 million in the first quarter of 1994, compared with net charge-offs of $5.1 million and $2.5 million in the fourth quarter of 1993 and in the first quarter of 1993, respectively.


Table 7 > Nonperforming Assets

                             March 31 December 31 September 30    June 30   March 31
(Dollars in Millions)            1994        1993         1993       1993       1993
Nonaccrual loans               $150.8      $157.6       $183.5     $226.7     $234.8
Restructured loans               --          --          --         --           3.1
 Nonperforming loans            150.8       157.6        183.5      226.7      237.9
Other real estate                66.3        67.4         81.1       99.4      133.1
Other nonperforming assets        0.6         1.0          2.2        2.4        3.4
 Nonperforming assets          $217.7      $226.0       $266.8     $328.5     $374.4
Accruing loans 90 days
 or more past due              $ 26.7      $ 31.2       $ 32.1     $ 25.1     $ 28.4
Nonperforming loans
 to total loans                  0.83%       0.84%        0.99%      1.26%      1.41%
Nonperforming assets to
 total loans plus other
 real estate                     1.19        1.20         1.43       1.82       2.20

FINANCIAL INSTITUTIONS > The portfolio of loans to financial institutions totaled $1.4 billion at March 31, 1994, a decrease of $634 million from the $2.0 billion balance at December 31, 1993. Compared to the March 31, 1993 balance, the portfolio is up $379 million. Both the decrease from year-end and the increase from a year ago can be attributed to cyclical activity in the Company's secured loans to mortgage banking firms. This portfolio includes a $700 million low margin credit facility to one mortgage banking customer with a term extending through the third quarter of 1994 under which borrowings are fully secured by short-term U. S. Treasury securities.

There were no significant charge-offs or recoveries in the first quarter of 1994 or the fourth quarter of 1993. In the first quarter of 1993, net charge-offs were $6.4 million, primarily related to one large loan, which was fully recovered through repayment in the third quarter of 1993.

COMMERCIAL REAL ESTATE LENDING > The commercial real estate mortgage and construction loan portfolio totaled $1.9 billion at March 31, 1994, compared with $1.7 billion at December 31, 1993, and March 31, 1993. The increase is primarily due to the acquisition of Boulevard.

Commercial real estate loans included in nonperforming assets at the end of the first quarter of 1994 increased to $46.4 million from $39.1 million at the end of the fourth quarter of 1993 and declined from $68.3 million at the end of the first quarter of 1993. Total commercial real estate exposure (including other real estate-owned) on nonperforming status was $112.7 million at March 31, 1994, up from $106.5 million at December 31, 1993, and down significantly from $201.4 million at March 31, 1993. The increases from December 31, 1993, are primarily due to the acquisition of Boulevard. The decline in total real estate exposure from March 31, 1993, was due to reductions of $66.8 million in other real estate and $21.9 million in nonperforming commercial real estate loans, reflecting sales of properties and loan repayments.

HIGHLY LEVERAGED TRANSACTIONS > The Company's exposure to commercial loans involving the buyout, recapitalization or acquisition of an existing business, called highly leveraged transactions ("HLTs"), remained at relatively low levels. At March 31, 1994, the Company had HLT outstandings totaling $191 million and was committed under definitive agreements to lend an additional amount of approximately $57 million. This exposure has decreased 15.6 percent from March 31, 1993, when outstandings were $230 million and additional commitments were $64 million.

HLT outstandings totaling $16.1 million were included in nonperforming assets at March 31, 1994, compared with $20.1 million at December 31, 1993, and $56.7 million at March 31, 1993. The significant drop in nonperforming HLT outstandings from first quarter of 1993 was due to the repayment of a $37.5 million loan in the third quarter of 1993. Net recoveries of HLT loans totaled $.9 million in the first quarter of 1994 compared with charge-offs of $3.7 million and $2.8 million in the fourth quarter of 1993 and the first quarter of 1993, respectively.

CONSUMER LENDING > The consumer loan portfolio, which includes residential mortgages, totaled $8.1 billion at March 31, 1994. This level is down $569 million from $8.7 billion at December 31, 1993, primarily due to a $733 million decrease in residential mortgages held for sale, partially offset by increases in home equity and second mortgage, credit card, and automobile loans. The increase from the prior year is a result of the Company's home equity promotions (an increase of $524 million) and growth in credit card loans (growth of $93 million), partially offset by decreases in residential mortgages (a decline of $240 million), residential mortgages held for sale (a decline of $269 million), and installment loans (a decline of $91 million). Net charge-offs of consumer loans in the first quarter of 1994 were $20.6 million, relatively constant from the $20.1 million for the same period in 1993. Consumer loans 30 days or more past due were 2.1 percent of the total consumer portfolio at March 31, 1994, compared with 2.3 percent at December 31, 1993, and March 31, 1993.

ANALYSIS OF NET LOAN CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES > Net charge-offs totaled $25.6 million in the first quarter of 1994, down $17.2 million, or 40.2 percent, from the $42.8 million reported in the first quarter a year ago, primarily due to declines in net charge-offs on financial institutions, HLTs, and commercial mortgage loans.

At March 31, 1994, the allowance for credit losses was $442.5 million, or
2.42 percent of loans. This compares with an allowance of $423.2 million, or
2.25 percent of loans, at December 31, 1993, and $443.3 million, or 2.62 percent of loans, at March 31, 1993. The increase from year-end includes the addition of $20.2 million of allowance from the Boulevard acquisition. The ratio of the allowance to nonperforming loans continues to indicate strong reserve coverage, increasing to 293 percent at March 31, 1994, compared with 269 percent at December 31, 1993, and 186 percent at March 31, 1993.

Table 8 > Summary of Allowance for Credit Losses

                                                           Three Months Ended
                                                   March 31  December 31   March 31
(Dollars in Millions)                                  1994         1993       1993
Balance at beginning of period                       $423.2       $427.2     $448.0
CHARGE-OFFS:
 Commercial:
  Commercial                                           11.4         11.0        9.4
  Financial institutions                                 --           --        6.5
  Real estate:
   Commercial mortgage                                  7.9          3.3       15.0
   Construction                                          --           --         --
  HLTs                                                  3.1          3.7        4.3

    Total commercial                                   22.4         18.0       35.2
 Consumer:
  Residential mortgage                                  0.7          0.4        0.4
  Credit card                                          16.7         18.1       17.8
  Other                                                 8.3          9.7        7.8

    Total consumer                                     25.7         28.2       26.0

    Total                                              48.1         46.2       61.2
RECOVERIES:
 Commercial:
  Commercial                                            9.6          5.9        6.9
  Financial institutions                                0.1          0.2        0.1
  Real estate:
   Commercial mortgage                                  3.5          3.8        3.3
   Construction                                         0.2          0.3        0.7
  HLTs                                                  4.0           --        1.5

    Total commercial                                   17.4         10.2       12.5
 Consumer:
  Residential mortgage                                  0.1          0.6        0.4
  Credit card                                           2.2          1.9        2.3
  Other                                                 2.8          2.5        3.2

    Total consumer                                      5.1          5.0        5.9

    Total                                              22.5         15.2       18.4
NET CHARGE-OFFS:
 Commercial:
  Commercial                                            1.8          5.1        2.5
  Financial institutions                               (0.1)        (0.2)       6.4
  Real estate:
   Commercial mortgage                                  4.4         (0.5)      11.7
   Construction                                        (0.2)        (0.3)      (0.7)
  HLTs                                                 (0.9)         3.7        2.8

    Total commercial                                    5.0          7.8       22.7
Consumer:
 Residential mortgage                                   0.6         (0.2)        --
 Credit card                                           14.5         16.2       15.5
 Other                                                  5.5          7.2        4.6

   Total consumer                                      20.6         23.2       20.1

   Total                                               25.6         31.0       42.8
Provision charged to operating expense                 24.0         27.0       38.1
Additions related to acquisitions                      20.9           --         --

Balance at end of period                             $442.5       $423.2     $443.3

Allowance as a percentage of period-end loans          2.42%        2.25%      2.62%
Allowance as a percentage of nonperforming loans        293          269        186



ANALYSIS OF NONPERFORMING ASSETS > Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At March 31, 1994, nonperforming assets totaled $217.7 million, down $8.3 million, or 3.7 percent, from December 31, 1993, and down $156.7 million, or 41.9 percent, from March 31, 1993, despite the addition of $29.3 million in nonperforming assets from the acquisition of Boulevard. The ratio of nonperforming assets to loans and other real estate improved to 1.19 percent at March 31, 1994, and 1.20 percent at December 31, 1993, from 2.20 percent at March 31, 1993. Significant decreases occurred in the categories of nonperforming HLT, commercial, and financial institutions loans and other real estate, primarily the result of loan repayments and property sales.

Accruing loans 90 days or more past due at March 31, 1994, totaled $26.7 million, compared with $31.2 million at December 31, 1993, and $28.4 million at March 31, 1993.


Table 9 > Nonperforming Assets by Industry

                                March 31 December 31 September 30   June 30   March 31
(Dollars in Millions)               1994        1993         1993      1993       1993
COMMERCIAL:
 Commercial                       $ 32.4      $ 42.2       $ 49.7    $ 65.2     $ 72.1
 Financial institutions              0.6         0.9          2.5       1.6        2.2
 Real estate:
  Commercial mortgage               38.2        36.9         39.4      43.2       51.7
  Construction                       8.2         2.2          2.2      12.0       16.6
 HLTs                               16.1        20.1         27.4      67.2       56.7

   Total commercial                 95.5       102.3        121.2     189.2      199.3
CONSUMER:
 Residential mortgage               42.8        44.8         51.4      25.8       25.4
 Credit card                        10.8        10.3          9.9      10.5       10.4
 Other                               1.7         0.2          1.0       1.2        2.8

   Total consumer                   55.3        55.3         62.3      37.5       38.6

   Total nonperforming loans       150.8       157.6        183.5     226.7      237.9
OTHER REAL ESTATE                   66.3        67.4         81.1      99.4      133.1
OTHER NONPERFORMING ASSETS           0.6         1.0          2.2       2.4        3.4

   Total nonperforming assets     $217.7      $226.0       $266.8    $328.5     $374.4



INTEREST RATE RISK MANAGEMENT > The Company's principal objective for interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis, which measures the difference between assets and liabilities that reprice in a given time period, and simulation modeling, which produces projections of net interest income under various interest rate scenarios and balance sheet strategies.

Including the effect of interest rate swaps, futures, options and other hedging instruments, the Company had a positive cumulative repricing gap position at one year of $755 million at March 31, 1994, indicating that more assets than liabilities reprice within that period. While this analysis is useful as a point-in-time measurement of interest rate risk, there are certain risks that the repricing gap position does not capture, such as basis risk and prepayment risk. Due to these limitations, management places a greater reliance on simulation modeling to measure and manage interest rate risk.

It is the Company's policy to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk under a steady 200 basis point change in interest rates over a 12-month period. The Company's current business mix results in more assets than liabilities repricing in a one-year time frame. To maintain acceptable interest rate risk levels, the Company invests in fixed-rate assets or receives fixed rates on interest rate swaps.

The Company has entered into interest rate swap agreements that hedge specific assets and liabilities to manage the impact of fluctuating interest rates on earnings. As of March 31, 1994, the Company receives payments on $3.1 billion notional amount of interest rate swap agreements, based on fixed interest rates, and makes payments based on variable interest rates. These swaps have an average fixed rate of 6.75 percent and an average variable rate, which is tied to various LIBOR rates, of 3.66 percent. The maturity of these agreements ranges from 1 month to 10 years with an average remaining maturity of 3.2 years.

Swaps contributed to the Company's net interest margin by reducing interest expense by $25.9 million and $22.1 million for the quarters ended March 31, 1994, and 1993, respectively.

Interest rate caps and floors are similarly used by the Company to minimize the impact of fluctuating interest rates on earnings. The total notional amount of floor agreements purchased as of March 31, 1994, was $950 million with an average strike level of 3-month LIBOR at 3.5 percent and an average remaining maturity of 3.7 years. Floors increased interest income by $.2 million for the quarter ended March 31, 1994. Further information on interest rate swaps and options can be found in Note I on page 21.

Table 10 > Interest  Rate Swap  Hedging  Portfolio  Notional  Balances
           and  Yields by Maturity Date

At March 31, 1994 (Dollars in Millions)
                                            Weighted
                                             Average
Receive Fixed Swaps            Notional   Interest Rate
Maturity Date                   Amount       Received
1994 (remaining nine months)    $  405        6.40%
1995                               677        7.04
1996                               629        7.95
1997                               250        5.87
1998                               406        6.22
After 1998                         725        6.22
Total                           $3,092        6.75%

At March 31, 1994, the Company did not have any swaps in its portfolio which required it to pay fixed-rate interest.

LIQUIDITY MANAGEMENT > The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for managing these needs while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand and investment opportunities. With this information, ALCO manages the funding needs and excess funding positions, as well as the maintenance of contingent funding sources, to achieve a balance sheet structure that provides sufficient liquidity.

BALANCE SHEET ANALYSIS > Average loans totaled $18.0 billion in the first quarter of 1994, up $1.3 billion, or 8.1 percent, from the first quarter a year ago. The increase reflected growth in loans to financial institutions and small business and middle market loans, as well as home equity and second mortgage loans.

Average securities for the first quarter of 1994 decreased $522 million from the first quarter of 1993, reflecting maturities of U. S. Treasury and agency securities.

The Company adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993, and reported its entire $3.3 billion investment portfolio as available-for-sale. Under this Statement, securities are classified as held-to-maturity if the Company has the intent and ability to hold the securities to maturity. Securities that the Company may sell as part of its asset/liability management strategy or which may be sold in response to changes in interest rates, resultant prepayment risk and other factors are classified as available-for-sale. At March 31, 1994, the available-for-sale portfolio totaled $4.3 billion and a $17.9 million after-tax unrealized loss was recorded in shareholders' equity.

Trading and other short-term earning assets averaged $.7 billion in the first quarter of 1994, compared with an average of $1.5 billion in the first quarter of 1993. The decrease was primarily due to average federal funds sold and resale agreements which dropped to $.5 billion in the first quarter of 1994 from $1.1 billion in the first quarter of 1993.

Noninterest-bearing deposits averaged $6.4 billion in the first quarter of 1994, up $1.1 billion from the first quarter of 1993. The increase in noninterest-bearing deposits resulted from the higher level of loans to mortgage banking firms which generate higher noninterest-bearing deposits.

Average domestic interest-bearing deposits include certificates of deposit, savings certificates, money market savings, and interest checking products. These deposits averaged $13.2 billion in the first quarter of 1994, compared with $14.6 billion in the first quarter of 1993. The decrease reflects a $1.3 billion decline in savings certificates. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, averaged $1.4 billion in the first quarter of 1994, compared with $1.2 billion in the first quarter a year ago.

Average intermediate and long-term debt increased to $1.1 billion in the first quarter of 1994 from $.8 billion in the first quarter of 1993. During 1993, the Company placed three $100 million subordinated debt issuances.

CONSOLIDATED BALANCE SHEET

                                                           March 31  December 31     March 31
(In Millions, Except Shares)                                   1994         1993         1993

ASSETS
Cash and due from banks                                     $ 1,932      $ 1,682      $ 1,477
Federal funds sold                                              131        1,032          849
Securities purchased under agreements to resell                 268          306          212
Interest-bearing deposits with banks                           --           --              2
Trading account securities                                       60           55          111
Available-for-sale securities                                 4,334        3,319          145
Investment securities (market value: 3/31/93 - $4,246)         --           --          4,163
Loans                                                        18,256       18,779       16,918
 Less allowance for credit losses                               442          423          443

Net loans                                                    17,814       18,356       16,475
Bank premises and equipment                                     387          382          406
Interest receivable                                             141          129          147
Customers' liability on acceptances                             143          186          143
Other assets                                                  1,299          938        1,023

 Total assets                                               $26,509      $26,385      $25,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                        $ 6,808      $ 7,489      $ 5,593
 Interest-bearing                                            13,960       13,542       14,467

  Total deposits                                             20,768       21,031       20,060
Federal funds purchased                                         414          553          564
Securities sold under
 agreements to repurchase                                       640          369          336
Other short-term funds borrowed                                 365          412          246
Long-term debt                                                1,090        1,015          808
Acceptances outstanding                                         143          186          143
Other liabilities                                               800          574          676

  Total liabilities                                          24,220       24,140       22,833
Shareholders' equity:
 Preferred stock                                                106          266          379
 Common stock, par value $1.25 a
  share-authorized 150,000,000 shares;
  issued: 3/31/94-116,300,311 shares;
  12/31/93-114,793,547 shares;
  3/31/93-114,020,623 shares                                    145          144          142
 Capital surplus                                                731          676          666
 Retained earnings                                            1,320        1,328        1,184
 Less cost of common stock
  in treasury: 3/31/94-398,337 shares;
  12/31/93-5,391,883 shares;
  3/31/93-1,777,727 shares                                      (13)        (169)         (51)

   Total shareholders' equity                                 2,289        2,245        2,320

   Total liabilities and
    shareholders' equity                                    $26,509      $26,385      $25,153

CONSOLIDATED STATEMENT OF INCOME

                                                                        Three Months Ended
                                                     March 31  December 31 September 30      June 30     March 31
(In Millions, Except Per-Share Data)                     1994         1993         1993         1993         1993
INTEREST INCOME
Loans                                                  $338.2       $352.6       $353.9       $348.6       $343.5
Investment securities:
 Taxable                                                 46.4         46.9         52.9         58.4         60.0
 Exempt from federal income taxes                         3.0          4.7          3.2          3.3          3.4
Other interest income                                     4.9          6.8          4.9          7.1         11.6
  Total interest income                                 392.5        411.0        414.9        417.4        418.5

INTEREST EXPENSE
Deposits                                                 85.1         94.0        102.1        107.0        120.6
Federal funds purchased and repurchase
 agreements                                               9.1          7.6          9.0          7.5          7.7
Other short-term funds borrowed                           3.6          4.9          5.1          5.1          3.9
Long-term debt                                           13.4         14.9         13.4         13.0         13.1

  Total interest expense                                111.2        121.4        129.6        132.6        145.3

Net interest income                                     281.3        289.6        285.3        284.8        273.2
Provision for credit losses                              24.0         27.0         27.0         33.1         38.1

Net interest income after provision
 for credit losses                                      257.3        262.6        258.3        251.7        235.1
NONINTEREST INCOME
Trust fees                                               38.5         37.5         36.6         36.5         35.5
Credit card fees                                         36.0         37.5         36.6         34.5         28.5
Service charges on deposit accounts                      29.4         28.4         28.6         28.0         30.3
Investment securities gains                              --           --           --           --            0.3
Other                                                    47.9         42.5         40.2         41.5         46.6

  Total noninterest income                              151.8        145.9        142.0        140.5        141.2
NONINTEREST EXPENSE
Salaries                                                 94.2         95.0         97.3         97.3         99.5
Employee benefits                                        23.7         19.6         20.0         21.9         24.8
Net occupancy                                            21.5         22.8         22.8         23.2         24.6
Furniture and equipment                                  19.1         19.2         17.8         18.5         17.2
FDIC insurance                                           11.5         11.5         11.4         11.7         11.8
Advertising                                               8.1          4.7          6.0          5.1          4.7
Amortization of goodwill and
 other intangible assets                                  8.0          7.7          7.7          7.7          7.5
Other personnel costs                                     7.7          8.5          7.2          6.6          5.2
Professional services                                     6.5         10.7          9.1          8.6          8.3
Data processing                                           3.5          4.7          5.8          8.4          8.1
Other real estate                                         --          (0.1)         2.2          0.9         (0.8)
Merger, integration and restructuring                     --           --           --          72.2          --
Other                                                    49.5         51.0         48.4         49.9         46.6

  Total noninterest expense                             253.3        255.3        255.7        332.0        257.5

Income before income taxes                              155.8        153.2        144.6         60.2        118.8
Applicable income taxes                                  57.3         57.3         53.5         26.7         41.3

Net income                                             $ 98.5       $ 95.9       $ 91.1       $ 33.5       $ 77.5
Net income applicable to common equity                 $ 93.0       $ 90.4       $ 83.7       $ 26.1       $ 70.0

EARNINGS PER COMMON SHARE
Average common and common equivalent shares       110,771,619  111,278,886  113,721,471  113,392,157  113,982,746
Net income                                              $0.84        $0.81        $0.74        $0.23        $0.61

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                      Unrealized
                                   Common                                         Gains/(Losses)
                                   Shares Preferred   Common   Capital   Retained on Securities,     Treasury
(In Millions, Except Shares)  Outstanding*    Stock    Stock   Surplus   Earnings   Net of Taxes      Stock**
Total

BALANCE DECEMBER 31, 1992     113,450,425   $ 378.5   $141.8    $657.7   $1,140.3        $    --         $ --
$2,318.3
Net income                                                                   77.5
77.5
Dividends declared:
 Preferred                                                                   (7.5)
(7.5)
 Common                                                                     (25.8)
(25.8)
Repurchase of common stock
 for treasury                  (1,859,200)                                                              (53.8)
(53.8)
Issuance of common stock:
 Dividend reinvestment             84,477                          0.1                                    2.5
2.6
 Stock option and stock
  purchase plans                  567,194                0.7       8.2
8.9


BALANCE MARCH 31, 1993        112,242,896   $ 378.5   $142.5    $666.0   $1,184.5        $    --      $ (51.3)
$2,320.2

BALANCE DECEMBER 31, 1993     109,401,664   $ 265.9   $143.5    $676.4   $1,294.6        $  34.0      $(169.4)
$2,245.0
Net income                                                                   98.5
98.5
Dividends declared:
 Preferred                                                                   (5.5)
(5.5)
 Common                                                                     (31.9)
(31.9)
Repurchase of common stock
 for treasury                    (458,200)                        (0.1)                                 (14.8)
(14.9)
Acquisition of Boulevard
 Bancorp, Inc. for common
 stock, warrants,
 and stock options              6,227,649                1.9      54.9                                  149.4
206.2
Other business acquisitions       526,000                                    (8.1)                       16.2
8.1
Issuance of common stock:
 Dividend reinvestment             51,070                                                                 1.6
1.6
 Stock option and stock
  purchase plans                  153,791                          0.3       (3.1)                        3.8
1.0
Redemption of preferred
 stock                                       (160.0)                         (7.0)
(167.0)
Change in unrealized
 gains/(losses)                                                                            (51.9)
(51.9)

BALANCE MARCH 31, 1994        115,901,974   $ 105.9   $145.4    $731.5   $1,337.5         $(17.9)     $ (13.2)
$2,289.2

 * Defined as total common shares less common stock held in treasury. ** Ending treasury shares were 398,337 at March 31, 1994; 5,391,883 at
   December 31, 1993; 1,777,727 at March 31, 1993; and none at
   December 31, 1992.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Three Months Ended March 31
(In Millions)                                                                              1994      1993
OPERATING ACTIVITIES
Net income                                                                            $    98.5  $   77.5
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses                                                               24.0      38.1
 Depreciation and amortization of bank premises and equipment                              15.1      14.1
 Provision for deferred income taxes                                                       11.0      11.2
 Amortization of goodwill and other intangible assets                                       8.0       7.5
 Amortization and write-downs of loan servicing related intangibles                         5.7       5.7
 Write-downs of other real estate                                                           0.6       1.7
 Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
  Increase in trading account securities                                                   (5.2)    (17.1)
  Decrease in loans held for sale                                                         667.4     104.3
  Decrease in securities held for sale                                                       --     138.1
  Increase in accrued receivables                                                         (27.5)    (15.4)
  (Decrease) increase in accrued liabilities                                              (59.0)     20.3
  Other - net                                                                             (23.3)    (19.0)

   Net cash provided by operating activities                                              715.3     367.0
INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks                                                        --     325.8
 Loans outstanding of subsidiaries                                                        574.8      17.7
 Securities purchased under agreements to resell                                           37.9       0.7
Securities transactions:
 Sales                                                                                      3.2      42.1
 Maturities                                                                               351.9     170.1
 Purchases                                                                               (674.2)   (461.6)
Proceeds from sales/repayments of other real estate                                        12.0      24.3
Proceeds from sales of bank premises and equipment                                          2.1       0.2
Purchases of bank premises and equipment                                                  (10.6)    (37.5)
Purchases of loans                                                                         (0.6)     (1.3)
Cash and cash equivalents of acquired subsidiaries                                         72.8        --
Business acquisitions, net of cash received                                                  --       5.9
Other - net                                                                                (1.1)     (0.7)
   Net cash provided by investing activities                                              368.2      85.7
FINANCING ACTIVITIES
Net cash provided (used) by:
 Deposits                                                                              (1,509.2) (1,138.0)
  Federal funds purchased and securities sold under agreements to repurchase             (173.9)   (221.8)
  Short-term borrowings                                                                   (63.8)    (82.3)
Long-term debt transactions:
 Proceeds                                                                                 130.0      15.0
 Principal payments                                                                       (65.9)    (37.9)
Redemption of preferred stock                                                              (0.9)       --
Proceeds from dividend reinvestment, stock option, and stock purchase plans                 2.6      11.5
Repurchase of common stock for treasury                                                   (14.9)    (53.8)
Cash dividends                                                                            (37.4)    (33.3)
   Net cash used by financing activities                                               (1,733.4) (1,540.6)
   Change in cash and cash equivalents                                                   (649.9) (1,087.9)
Cash and cash equivalents at beginning of period                                        2,713.5   3,414.2
   Cash and cash equivalents at end of period                                         $ 2,063.6  $2,326.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A > Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Note B > Accounting Changes

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES > Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported its entire $3.3 billion of investment securities as available for sale. SFAS 115 requires that investments in debt securities and equity securities with readily determinable fair values be classified into one of three categories which then establishes the accounting requirements. The accounting for two of the categories, trading securities and held-to-maturity securities, is essentially the same as prior practice. The other category, available-for-sale securities, is accounted for at fair value with unrealized holding gains or losses being reported as a separate component of shareholders' equity. At March 31, 1994, the Company's available-for-sale securities portfolio was $4.3 billion, with an after-tax unrealized loss of $17.9 million recorded in shareholders' equity.

ACCOUNTING FOR POSTEMPLOYMENT BENEFITS > The Company adopted the provisions of SFAS 112, "Employers' Accounting for Postemployment Benefits," as of December 31, 1993. This Statement requires accrual of costs associated with postemployment benefits (principally disability-related benefits) provided to former or inactive employees after employment but before retirement if certain conditions are met. The effect of adopting SFAS 112 was not material.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN > The Financial Accounting Standards Board has issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the loans' effective interest rate, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The adoption of this Statement is required for fiscal years beginning after December 15, 1994. The adoption of SFAS 114 is not expected to have a material effect on the Company.

Note C > Business Combinations and Asset Acquisitions

On March 25, 1994, the Company completed the acquisition of Boulevard Bancorp, Inc. ("Boulevard"), a commercial bank holding company headquartered in Chicago, Illinois, and under the terms of the purchase agreement, 6.2 million shares of the Company's common stock were issued. In addition, Boulevard's outstanding stock options and warrants were converted into stock options and warrants for the Company's common stock.

In connection with the Boulevard acquisition, the Company announced that it would buy back existing shares of its common stock approximately equal to the number of shares issued at the time of closing of the Boulevard acquisition. The repurchase of these shares began in October 1993 and may continue through the end of the second quarter. As of March 31, 1994, approximately 4.4 million shares with a cost of $136.2 million have been repurchased.

The acquisition of Boulevard was accounted for under the purchase method of accounting, and accordingly, the purchase price of $208.0 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired was recorded as goodwill. Core deposit intangibles of $23 million will be amortized over the estimated lives of the deposits of approximately 10 years, and goodwill of $144 million will be amortized over 25 years. The total assets acquired and liabilities assumed at the time of acquisition were $1.6 billion and $1.5 billion, respectively. The results of operations of Boulevard have been included in the Company's Consolidated Statement of Income since the date of acquisition but had no significant effect on earnings.

The following pro forma operating results of the Company assume that the Boulevard acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results.

                                                Three Months Ended March 31,

(In Millions, Except Per-Share Amounts)           1994                1993

Net interest income                             $293.3              $287.0
Net income                                        82.4                77.7
Net income per share                               .65                 .58


The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

On February 28, 1994, the Company completed the acquisitions of American Bankshares of Mankato, Inc. and Eagle Insurance Agency. These acquisitions are not material to the Company's financial position or operating results.

In the second quarter of 1993, the Company completed the acquisition of Colorado National Bankshares, Inc. ("CNB"), which had $3.0 billion in assets, $2.5 billion in deposits and $271 million in common equity. Under the terms of the merger agreement, 20.6 million shares of the Company's common stock were issued. The CNB acquisition was accounted for using the pooling-of-interests method. Accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of CNB.

Additionally, the Company has signed agreements to acquire three financial institutions in markets in which the Company has an existing presence, serving to strengthen the Company's retail banking market shares in these communities. First Financial Investors, Inc., with approximately $200 million in assets, is the holding company for St. Louis Bank for Savings, FSB, located in Duluth, Minnesota. United Bank of Bismarck, with approximately $123 million in assets, is located in Bismarck, North Dakota. Green Mountain Bancorporation, Inc., the holding company for Green Mountain Bank, located in Lakewood, Colorado, has approximately $32 million in assets. The First Financial Investors, Inc. transaction closed on April 29, 1994, while the United Bank of Bismarck and the Green Mountain Bancorporation, Inc. acquisitions are expected to close in the third quarter of 1994.

In January 1994, the Company announced that it had signed an agreement to acquire the domestic corporate trust business of J.P. Morgan & Co., Incorporated. This business unit provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships. The transaction is expected to close in the third quarter of 1994.

Note D > Securities

The detail of the amortized cost and fair value of securities consisted of the following:

                                 March 31, 1994               December 31, 1993                     March 31, 1993
                          Amortized           Fair        Amortized            Fair          Amortized
Fair
(In Millions)                  Cost          Value             Cost           Value               Cost
Value

U.S. Treasury                $1,855         $1,829           $1,527          $1,541             $1,857
$1,897
Mortgage-backed securities    1,750          1,730            1,286           1,300              1,577
1,594
U.S. agencies and other         260            260               51              52                125
126
State and political
 subdivisions                   186            194              184             196                184
202
Other                           312            321              216             230                420
427

 Total                       $4,363         $4,334           $3,264          $3,319             $4,163
$4,246

As described in Note B to the Consolidated Financial Statements, the Company adopted SFAS 115 at December 31, 1993, and at that date, all of the Company's investment securities were classified as available for sale. At March 31, 1993, investment securities with amortized cost totaling $4.2 billion were held as long-term investments, and securities held for sale totaling $145 million were carried at lower of cost or market.

Note E > Loans

The composition of the loan portfolio was as follows:

                                                   March 31             December 31                  March 31
(In Millions)                                          1994                    1993                      1993

COMMERCIAL:
 Commercial*                                        $ 6,713                  $ 6,176                   $ 5,914
 Financial institutions                               1,370                    2,004                       991
 Real estate:
  Commercial mortgage                                 1,599                    1,495                     1,519
  Construction                                          262                      231                       222
 HLTs                                                   191                      183                       230

   Total commercial loans                            10,135                   10,089                     8,876

CONSUMER:
 Residential mortgage                                 2,389                    2,422                     2,629
 Residential mortgages held for
  sale                                                  355                    1,088                       624
 Home equity and second mortgage                      1,803                    1,755                     1,279
 Credit card                                          1,801                    1,757                     1,708
 Revolving credit                                       666                      690                       601
 Automobile                                             429                      342                       466
 Installment                                            384                      376                       475
 Student loans held for sale                            294                      260                       260

  Total consumer loans                                8,121                    8,690                     8,042

  Total loans                                       $18,256                  $18,779                   $16,918


*Tax-exempt industrial development loans dependent upon real estate interests included in commercial loans were approximately $204 million, $218 million and $291 million at March 31, 1994, December 31, 1993, and March 31, 1993, respectively.

Note F > Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                       March 31     December 31       March 31
(In Millions)                                                              1994            1993           1993

Fixed-rate 8.00% subordinated debentures - due October 31, 1994          $   11          $   --           $ --
Floating-rate subordinated capital notes - due November 29, 1996            150             150            150
Floating-rate subordinated capital notes - due May 30, 1997                  --              --             93
Fixed-rate 6.63% subordinated notes - due May 15, 2003                      100             100             --
Fixed-rate 6.00% subordinated notes - due October 15, 2003                  100             100             --
Fixed-rate 8.00% subordinated notes - due July 2, 2004                      125             125            125
Step-up subordinated notes - due August 15, 2005                            100             100             --
Floating-rate subordinated notes - due November 30, 2010                    107             107            107
Medium-term notes (3.56% to 9.91%) - maturities to August 1996              314             248            237
Other                                                                        83              85             96

 Total                                                                   $1,090          $1,015           $808


Note G > Shareholders' Equity

On January 19, 1994, the Board of Directors authorized the redemption of $159.3 million of the Company's preferred stock, consisting of $89 million of Preferred Stock Series 1989A and $70.3 million of Preferred Stock Series 1989B. This redemption is reflected in the March 31, 1994, capital ratios. During 1993, the Company redeemed the $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock and, as of March 31, 1994, had repurchased $16.1 million of Preferred Stock Series 1991A and 1989B. The Company is authorized to repurchase up to an additional $8.9 million of preferred stock.

The Company is in the process of repurchasing shares of its common stock equal to the 6.9 million shares and warrants issued in connection with the Boulevard Bancorp, Inc. acquisition. The repurchase of these shares began in October 1993 and may continue through the end of the second quarter. As of March 31, 1994, approximately 4.4 million shares with a cost of $136.2 million had been repurchased.

In January 1993, the Company also announced a $75 million common stock repurchase program. Repurchased shares were to replace a portion of the shares issued in connection with the Bank Shares Incorporated acquisition, to provide for issuances under the Employee Stock Purchase Plan and the Dividend Reinvestment Plan and to be used for corporate purposes. As of March 31, 1994, approximately 2.3 million shares with a cost of $65.7 million had been repurchased. The Board authorization for this program expired in January 1994.

Note H > Income Taxes

The components of income tax expense were:

                                                                Three Months Ended
                                  March 31     December 31     September 30         June 30       March 31
(In Millions)                         1994            1993             1993            1993          1993
FEDERAL:
 Current tax                         $38.0           $12.6            $48.1           $ 3.6         $25.4
 Deferred tax provision (credit)      10.8            35.1             (4.8)           17.3          11.7

  Federal income tax                  48.8            47.7             43.3            20.9          37.1
STATE:
 Current tax                           8.3             4.3             10.3             5.8           4.7
 Deferred tax provision (credit)       0.2             5.3             (0.1)             --          (0.5)

  State income tax                     8.5             9.6             10.2             5.8           4.2

Total income tax provision           $57.3           $57.3            $53.5           $26.7         $41.3


The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                          Three Months Ended
                                                  March 31 December 31 September 30      June 30   March 31
(In Millions)                                         1994        1993         1993         1993       1993
Tax at statutory rate (35%; 34% prior to
 September 30, 1993)                                 $54.5       $53.6        $52.4        $20.5      $40.4
State income tax, net of federal tax benefit           5.5         6.3          6.5          3.2        3.4
Tax effect of:
 Tax-exempt interest:
  Loans                                               (1.4)       (1.6)        (1.9)        (1.9)      (2.2)
  Securities                                          (1.0)       (0.9)        (1.1)        (1.3)      (1.1)
 Amortization of goodwill                              1.5         1.6          1.7          2.5        1.5
 Non-deductible interest expense                       0.1         0.4          0.5          4.3        0.2
 Change in tax rate on deferred assets                  --          --         (6.6)          --         --
 Other items                                          (1.9)       (2.1)         2.0         (0.6)      (0.9)

Applicable income taxes                              $57.3       $57.3        $53.5        $26.7      $41.3


At March 31, 1994, the Company's net deferred tax asset was $219.7 million, compared with $160.0 million at December 31, 1993, and $212.8 million at March 31, 1993.
                                    page 20

Note I > Commitments, Contingent Liabilities and Off-Balance Sheet Financial Instruments

The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its interest rate risk. The contract or notional amounts of these financial instruments were as follows:

                                                                    March 31               December 31
March 31
(In Millions)                                                           1994                      1993
1993
Commitments to extend credit (net):
 Commercial                                                           $6,340                    $5,714
$5,664
 Corporate Payment System                                              2,037                     1,744
1,325
 Consumer credit card                                                  6,636                     5,208
3,817
 Other consumer                                                        2,244                     2,391
3,230
Standby letters of credit (net of participations)                      1,225                     1,208
1,222
Interest rate swap contracts:
 Hedge                                                                 3,092                     2,811
2,638
 Intermediated                                                           199                       199
358
Interest rate options contracts:
 Hedge interest rate floors purchased                                    950                       950
- - --
 Intermediated interest rate caps and floors
  purchased                                                              214                       198
187
 Intermediated interest rate caps and floors written                     214                       198
182
Liquidity support guarantees and futures and
 forward contracts                                                       628                     1,509
1,568
Foreign currency commitments:
 Commitments to purchase                                               1,171                     1,101
931
 Commitments to sell                                                   1,166                     1,100
926
Mortgages sold with recourse                                             201                       198
390
Commitment to sell loans                                                 973                       132
402


The Company enters into interest rate swap contracts to hedge its balance sheet for risk caused by fluctuations in interest rates and as an intermediary for customers. Activity for the quarter ended March 31, 1994 with respect to interest rate swaps which the Company used to hedge medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, and savings certificates was as follows:

(In Millions)

Notional amount outstanding at
 December 31, 1993                                $2,811
Additions                                            500
Maturities                                           219
Terminations                                          --

 Notional amount outstanding at March 31, 1994    $3,092

 Notional amount outstanding at March 31, 1993    $2,638


For interest rate swaps designated as hedges, the weighted average interest rates to be paid were 3.66 percent and 3.23 percent at March 31, 1994, and 1993, respectively. At these same dates, the weighted average interest rates to be received were 6.75 percent and 7.09 percent. FBS is a receiver of fixed and payor of floating rate interest on all hedges as of March 31, 1994. The amortization of deferred gains and losses on terminated hedges decreased net interest income by $.3 million in the first quarter of 1994 and increased net interest income by $.1 million in the first quarter of 1993. Unamortized deferred losses net of gains and deferred fees, were $1.7 million at March 31, 1994. The Company will amortize these losses, gains and fees through the year 2000.

At March 31, 1994, interest rate floors totaling $950 million with an average remaining maturity of 3.7 years hedged floating rate commercial loans. For interest rate floors designated as hedges, the strike rate ranged from 3.25 percent to 4.00 percent. No interest rate floors designated as hedges were outstanding at March 31, 1993.

                                    page 21

Note J > Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET > Time certificates of deposit in denominations of $100,000 or more totaled $1,105 million, $1,061 million and $1,276 million at March 31, 1994, December 31, 1993, and March 31, 1993, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS > Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                         Three Months Ended March 31
(In Millions)                                         1994      1993
Income taxes paid                                $     8.6    $  7.2
Interest paid                                        120.5     179.8
Net noncash transfers to foreclosed property           2.6       0.9
Noncash transfer to liabilities resulting
 from notification to shareholders
 of preferred stock redemption                       166.1        --
Change in unrealized loss on available-for-sale
 securities, net of taxes of $31.8                   (51.9)       --
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                  --       4.5
 Liabilities assumed                                    --     (10.4)

  Net                                                   --    $ (5.9)

Stock acquisition of Boulevard and
 related subsidiaries:
 Fair value of noncash assets acquired             1,674.0        --
 Net cash acquired                                    72.8        --
 Liabilities assumed                              (1,540.6)       --

  Net value of common stock issued               $   206.2        --

                                    page 22

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                    1994                                   1993
                                         -------------------------------------------------------------------     %
Change
                                                                Interest                             Interest
Average
                                                                  Yields                               Yields
Balance
For the Three Months Ended March 31                                  and                                  and
Increase
(In Millions)                             Balance     Interest     Rates      Balance    Interest       Rates
(Decrease)
ASSETS
Securities:
 U.S. Treasury                            $ 1,664       $ 21.6      5.26%     $ 1,820      $ 26.5        5.91%
(8.6)%
 Mortgage-backed securities                 1,348         19.2      5.78        1,473        25.0        6.88
(8.5)
 State & political subdivisions               183          4.9     10.86          186         5.0       10.90
(1.6)
 U.S. agencies and other                      328          4.0      4.95          611         8.0        5.31
(46.3)
  Total securities                          3,523         49.7      5.72        4,090        64.5        6.40
(13.9)
  Unrealized gain on available-for-sale
   securities                                  45                                 --
   Net securities                           3,568                               4,090
Trading account securities                     64          0.6      3.80           97         1.1        4.60
(34.0)
Deposits with banks                            --         --         --           229         2.0        3.54
(100.0)
Federal funds sold and resale agreements      547          4.3      3.19        1,103         8.4        3.09
(50.4)
Loans:
 Commmercial:
  Commercial                                6,445        110.9      6.98        5,974       104.4        7.09
7.9
  Financial institutions                    1,715         11.7      2.77          906         7.1        3.18
89.3
  Real Estate:
   Commercial mortgage                      1,504         30.7      8.28        1,509        31.4        8.44
(0.3)
   Construction                               230          4.1      7.23          224         4.4        7.97
2.7
   Total commercial                         9,894        157.4      6.45        8,613       147.3        6.94
14.9
 Consumer:
  Residential mortgage                      2,358         43.6      7.50        2,592        53.7        8.40
(9.0)
  Residential mortgages held for sale         643         10.5      6.62          639        12.1        7.68
0.6
  Credit card                               1,736         56.2     13.13        1,738        60.9       14.21
(0.1)
  Other                                     3,403         72.7      8.66        3,103        72.8        9.51
9.7
   Total consumer                           8,140        183.0      9.12        8,072       199.5       10.02
0.8
   Total loans                             18,034        340.4      7.66       16,685       346.8        8.43
8.1
 Allowance for credit losses                  438                                 460
(4.8)
  Net loans                                17,596                              16,225
8.4
Other earning assets                          110          1.2      4.42           63         0.7        4.51
74.6
   Total earning assets*                   22,278        396.2      7.21       22,267       423.5        7.71
- - --
Cash and due from banks                     1,646                               1,570
4.8
Other assets                                1,532                               1,676
(8.6)
   Total assets                           $25,063                             $25,053
- - --
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits             $ 6,401                             $ 5,277
21.3%
 Interest-bearing deposits:
  Interest checking                         2,571          8.7      1.37        2,410        13.9        2.34
6.7
  Money market accounts                     3,978         24.2      2.47        3,944        24.0        2.47
0.9
  Other savings accounts                    1,382          6.4      1.88        1,479         8.0        2.19
(6.6)
  Savings certificates                      4,259         30.8      2.93        5,567        56.9        4.15
(23.5)
  Certificates over $100,000                1,013         15.0      6.01        1,239        17.8        5.83
(18.2)
   Total interest-bearing deposits         13,203         85.1      2.61       14,639       120.6        3.34
(9.8)
Short-term borrowings                       1,399         12.7      3.68        1,206        11.6        3.90
16.0
Long-term debt                              1,056         13.4      5.15          817        13.1        6.50
29.3
   Total interest-bearing liabilities      15,658        111.2      2.88       16,662       145.3        3.54
(6.0)
Other liabilities                             784                                 799
(1.9)
Preferred equity                              209                                 379
(44.9)
Common equity                               2,011                               1,936
3.9
   Total liabilities and
    shareholders' equity                  $25,063                             $25,053
- - --
Net interest income                                     $285.0                             $278.2
Gross interest margin                                               4.33%                                4.17%
Gross interest margin without taxable-
 equivalent increments                                              4.27%                                4.08%
Net interest margin                                                 5.19%                                5.07%
Net interest margin without taxable-
 equivalent increments                                              5.12%                                4.98%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent for 1994 and 34 percent for 1993.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized gain on available-for-sale securities.

                                    page 23
Part II -- Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS > The 65th Annual Meeting of Shareholders of First Bank System, Inc. was held on Thursday, April 28, 1994, at the Minneapolis Convention Center. John F. Grundhofer, Chairman, President and Chief Executive Officer, presided.

The holders of 94,573,149 shares of common stock, 87 percent of the 109,039,832 outstanding shares entitled to vote, were represented at the meeting in person or by proxy. The candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms expiring at the 1997 annual shareholders' meeting. The tabulation for each nominee for office is listed in the table below.

The proposal to ratify the appointment of Ernst & Young as the Company's independent auditors for the year ending December 31, 1994, was approved. The proposal to amend the Company's 1991 Stock Incentive Plan to provide for the issuance of an additional 2,000,000 shares of common stock and to provide that shares of common stock received by the Company from a participant in the 1991 Plan shall again be available for grant under certain circumstances was approved. The 1994 Stock Incentive Plan was approved. The proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock by 50,000,000 was approved. The results of these matters voted upon by shareholders are listed in the table below.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                     Number of Shares
                                                             In Favor                 Withheld
Election of Class II Directors:
    Marilyn C. Nelson                                      93,772,613                  800,536
    Nicholas R. Petry                                      93,749,969                  823,180
    S. Walter Richey                                       93,808,325                  764,824
    Richard L. Robinson                                    93,809,722                  763,427
    Lyle E. Schroeder                                      93,806,624                  766,525

                                                             In Favor                  Against    Abstained
Non Vote
Other Matters:
 Ratification of appointment of Ernst & Young
   as independent auditors                                 92,883,786                1,415,744      273,619
 Amendments to 1991 Stock Incentive Plan                   75,711,312               10,960,788      911,934
6,989,115
 Approval of 1994 Stock Incentive Plan                     71,362,790               15,014,775    1,206,469
6,989,115
 Amendment to Certificate of Incorporation to
  increase the number of authorized shares of common stock 88,107,310                5,782,302      683,537

For a copy of the meeting minutes, please write to the
               Office of the Secretary,
First Bank System, P.O. Box 522, Minneapolis, Minnesota 55480.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

11 Computation of Primary and Fully Diluted Net Income Per Common Share

12 Computation of Ratio of Earnings to Fixed Charges

(B) REPORTS ON FORM 8-K

During the three months ended March 31, 1994, the Company filed the following reports on Form 8-K:

 Form 8-K filed January 18, 1994, relating to fourth quarter 1993 earnings.

 Form 8-K filed March 22, 1994, relating to the prospectus supplement to the Company's $450,000,000 medium-term note, Series F offering.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST BANK SYSTEM, INC.
By: /s/ SUSAN E. LESTER
Susan E. Lester
Executive Vice President & Controller
(Chief Accounting Officer and Duly Authorized Officer)
May 16, 1994
                                    page 24

Exhibit 11 - Computation of Primary and
             Fully Diluted Net Income Per Common Share

                                                                 Three Months Ended March 31
(Dollars In Millions, Except Per Share Data)                            1994            1993
PRIMARY:
 Average shares outstanding                                      109,810,535     112,396,574
 Net effect of the assumed purchase of stock
  under the stock option and stock purchase
    plans - based on the treasury stock method
    using average market price                                       961,084       1,586,172
                                                                 110,771,619     113,982,746
 Net income                                                            $98.5           $77.5
 Preferred dividends                                                    (5.5)           (7.5)
 Net income applicable to common equity                                $93.0           $70.0
 Net income per common share                                           $0.84           $0.61
FULLY DILUTED:*
 Average shares outstanding                                      109,810,535     112,396,574
 Net effect of the assumed purchase of stock
  under the stock option and stock purchase
  plans - based on the treasury stock method
  using average market price or quarter-end market
  price, whichever is higher                                       1,079,890       1,735,957
 Assumed conversion of Series 1991A Preferred Stock                3,655,684       3,951,624
                                                                 114,546,109     118,084,155
 Net income                                                            $98.5           $77.5
 Preferred dividends                                                    (3.6)           (5.5)
 Net income applicable to common equity                                $94.9           $72.0
 Net income per common share                                           $0.83           $0.61

* This calculation is submitted in accordance with Regulation S-K item 601(b)
(11) although not required by footnote 2 to paragraph 17 of APB Opinion No. 15 because it results in dilution of less than 3%.

Exhibit 12
Computation of Ratio of Earnings to Fixed Charges




                                                               Three Months Ended March 31
(Dollars in Thousands)                                                                1994
EARNINGS
 1.     Net income                                                               $ 98,500
 2.     Applicable income taxes                                                     57,300
 3.     Net income before taxes (1 + 2)                                           $155,800
 4.     Fixed charges:
        a.     Interest expense excluding interest on deposits                    $ 26,100
        b.     Portion of rents representative of
                interest and amortization of debt expense                            5,776
        c.     Fixed charges excluding interest on deposits (4a + 4b)               31,876
        d.     Interest on deposits                                                 85,100
        e.     Fixed charges including interest on deposits (4c + 4d)             $116,976
 5.     Amortization of interest capitalized                                      $  1,154
 6.     Earnings excluding interest on deposits (3 + 4c + 5)                       188,830
 7.     Earnings including interest on deposits (3 + 4e + 5)                       273,930
 8.     Fixed charges excluding interest on deposits (4c)                           31,876
 9.     Fixed charges including interest on deposits (4e)                          116,976
RATIO OF EARNINGS TO FIXED CHARGES
10.     Excluding interest on deposits (line 6/line 8)                                5.92
11.     Including interest on deposits (line 7/line 9)                                2.34


                                    page 25







[logo] FIRST BANK SYSTEM
P.O. Box 522
Minneapolis, Minnesota
55480

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

SHAREHOLDER INQUIRIES

STOCK AND DIVIDEND INFORMATION
For matters related specifically to First Bank System stock records or dividend payments, contact the Office of the Corporate Secretary, 612-973-0334.

DIVIDEND REINVESTMENT

For information regarding First Bank System's dividend reinvestment plan, contact First Chicago Trust Company of New York, P.O. Box 13531, Newark, New Jersey 07188-0001, (800)446-2617.

FINANCIAL INFORMATION
For further information contact John Danielson, Senior Vice President, 612-973-2261, or Karin Glasgow, Assistant Vice President, 612-973-2264.