Form 10-Q
period 1994-06-30
FIRST BANK SYSTEM INC
filed 1994-08-15
CIK 36104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
                                      OR

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


          Class                               Outstanding as of July 31, 1994
Common Stock, $1.25 Par Value                         114,233,513 shares

Total # of pages: 27
Exhibit Index appears on page 1.

                              FINANCIAL SUMMARY

                                                     Six Months Ended             Three Months Ended
                                                     June 30    June 30      June 30    March 31     June 30
(Dollars in Millions, Except Per Share Data)          1994       1993        1994        1994        1993
Income before merger-related charges               $201.2     $161.0     $   102.7    $    98.5   $    83.5
Merger-related charges (after-tax)                   --         50.0           --           --         50.0
 Net income                                        $201.2     $111.0     $   102.7    $    98.5   $    33.5
Return on average assets:
 Before merger-related charges                        1.59%      1.29%         1.58%        1.59%       1.32%
 Based on net income                                  1.59       0.89          1.58         1.59        0.53
Return on average common equity:
 Before merger-related charges                       18.9       15.1          18.9         18.8        15.7
 Based on net income                                 18.9        9.9          18.9         18.8         5.4
Net interest margin (taxable-equivalent basis)        5.19       5.11          5.19         5.19        5.17
Efficiency ratio                                     57.9       69.4          57.8         58.0        77.2
Efficiency ratio excluding merger-related charges    57.9       60.9          57.8         58.0        60.4
PER COMMON SHARE
Income before merger-related charges               $  1.71    $  1.28    $     0.87   $     0.84  $     0.67
Merger-related charges (after-tax)                   --          0.43          --           --          0.44
 Net income                                        $  1.71    $  0.85    $     0.87   $     0.84  $     0.23
Dividends paid                                        0.58       0.50          0.29         0.29        0.25
Common shareholders' equity                                                   18.74         18.84      17.25
PERIOD END
Loans                                                                    $18,704      $18,256     $17,964
Allowance for credit losses                                                  440          442         435
Assets                                                                    25,932       26,509      25,580
Deposits                                                                  18,917       20,768      20,366
Total shareholders' equity                                                 2,245        2,289       2,329
Common equity to total assets                                                  8.3%         8.2%        7.6%
Tier 1 capital ratio                                                           8.3          8.4         9.5

            TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

 PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of                       2
Operations (Item 2)
Financial Statements (Item 1):
 Consolidated Balance Sheet                                                                     13
 Consolidated Statement of Income                                                               14
 Consolidated Statement of Shareholders' Equity                                                 15
 Consolidated Statement of Cash Flows                                                           16
 Notes to Consolidated Financial Statements                                                     17
Selected Statistical Information:
 Consolidated Daily Average Balance Sheet and Related Yields and Rates (Six Months              23
Ended)
 Consolidated Daily Average Balance Sheet and Related Yields and Rates (Three Months            24
Ended)
PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)                                                       25
Signature                                                                                       25
Exhibit 11 - Computation of Primary and Fully Diluted Net Income Per Common Share               26
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges                                  27

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW DISCUSSION


EARNINGS SUMMARY First Bank System, Inc. (the "Company") reported second quarter 1994 earnings of $102.7 million, an increase of $69.2 million, or
206.6 percent, from the second quarter of 1993 which included $50.0 million, or $.44 per share, in after-tax merger-related charges associated with the acquisition of Colorado National Bankshares, Inc. ("CNB"). Excluding these merger-related charges, second quarter 1994 earnings increased $19.2 million, or 23.0 percent, from the second quarter of 1993. On the same basis, earnings per share were $.87 in the second quarter of 1994, compared with earnings of $.67 in the second quarter of 1993, an increase of 29.9 percent.

The Company's first half 1994 net income was $201.2 million, or $1.71 per share, compared with $111.0 million, or $.85 per share in the first half of 1993.
The first half of 1993 income excluding merger-related charges totaled $161.0 million, or $1.28 per share.

Return on average assets increased to 1.58 percent in the second quarter of 1994 from .53 percent in the second quarter of 1993, and return on average common equity increased to 18.9 percent from 5.4 percent over the same period. Excluding merger-related charges, return on average assets was 1.32 percent and return on average common equity was 15.7 percent in the second quarter of 1993. The efficiency ratio, the ratio of expenses to revenues, was 57.8 percent, an improvement of 265 basis points from 60.4 percent in the second quarter of 1993, excluding merger-related charges.

Compared to the second quarter of 1993, the strong improvement in net income resulted from an increase in net interest income on a taxable-equivalent basis of $10.7 million, or 3.7 percent, an increase in noninterest income of $13.2 million, or 9.4 percent, and a reduction in the provision for credit losses of $10.1 million, or 30.5 percent. Noninterest income was higher as a result of growth in fee revenues from the credit card and trust businesses. The reduction in provision was driven by continued declines in net charge-offs and in nonperforming assets. Noninterest expense for the quarter increased only .9 percent over last year (excluding merger-related charges), despite the addition of expenses associated with Boulevard Bancorp, Inc. ("Boulevard"), a $1.6 billion commercial bank holding company, acquired on March 25, 1994. Compared with noninterest expense for the second quarter of 1993, including the operations of Boulevard on a pro forma basis, noninterest expense for the quarter declined $15.6 million, or
5.6 percent.

TABLE 1
Summary of Consolidated Income


                                                                                 Three Months Ended
(Taxable-Equivalent Basis;                             June 30     March 31     December 31     September 30     June 30
Dollars In Millions, Except Per Share Data)              1994        1994          1993             1993          1993
Interest income                                         $429.8      $396.2       $414.7          $419.2           $422.1
Interest expense                                         129.6       111.2        121.4           129.6            132.6
 Net interest income                                     300.2       285.0        293.3           289.6            289.5
Provision for credit losses                               23.0        24.0         27.0            27.0             33.1
 Net interest income after provision for credit losses   277.2       261.0        266.3           262.6            256.4
 Noninterest income                                      153.7       151.8        145.9           142.0            140.5
Merger-related charges                                    --          --           --              --               72.2
Other noninterest expense                                262.2       253.3        255.3           255.7            259.8
 Income before income taxes                              168.7       159.5        156.9           148.9             64.9
Taxable-equivalent adjustment                              3.9         3.7          3.7             4.3              4.7
Income taxes                                              62.1        57.3         57.3            53.5             26.7
 Net Income                                             $102.7      $ 98.5       $ 95.9          $ 91.1           $ 33.5
Return on average assets:
 Before merger-related charges                            1.58 %      1.59 %       1.45 %          1.41 %           1.32 %
 Based on net income                                      1.58        1.59         1.45            1.41             0.53
Return on average common equity:
 Before merger-related charges                            18.9        18.8         18.3            16.8             15.7
 Based on net income                                      18.9        18.8         18.3            16.8              5.4
Net interest margin                                       5.19        5.19         5.00            5.06             5.17
Efficiency ratio                                          57.8        58.0         58.1            59.2             77.2
Efficiency ratio excluding merger-related charges         57.8        58.0         58.1            59.2             60.4
Per share:
 Net income                                            $  0.87     $  0.84      $  0.81         $  0.74          $  0.23
 Common dividends paid                                    0.29        0.29         0.25            0.25             0.25


Nonperforming assets declined $126.4 million, or 38.5 percent, from June 30, 1993, and $15.6 million, or 7.2 percent, from March 31, 1994, to $202.1 million at June 30, 1994. The decrease from prior year was achieved despite the addition of $29.3 million in nonperforming assets through the acquisition of Boulevard. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 300 percent compared with 293 percent at the end of first quarter 1994 and 192 percent at the end of the second quarter last year.


RECENT DEVELOPMENTS On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to acquire Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. As of June 30, 1994, MFC had approximately $8.0 billion in assets, $5.6 billion in deposits and more than 200 offices principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company will issue .6803 shares of FBS common stock for each share of MFC's outstanding common stock at closing, subject to certain adjustments based on changes in FBS stock price. Based on current outstanding MFC shares, approximately 21.2 million shares would be issued. The transaction, which will be accounted for using the pooling-of-interests method, is subject to the approval of regulatory agencies and both companies' shareholders and is expected to close in the first quarter of 1995.

On April 29, 1994, the Company completed the previously announced acquisition of First Financial Investors, Inc., which had approximately $200 million in assets. The transaction was accounted for as a purchase. The Company has signed agreements to acquire two additional institutions in markets in which the Company has an existing presence, serving to strengthen the Company's retail banking market shares in these communities. United Bank of Bismarck, with approximately $123 million in assets is located in Bismarck, North Dakota. Green Mountain Bancorporation, Inc., the holding company for Green Mountain Bank, located in Lakewood, Colorado, has approximately $32 million in assets. These acquisitions are expected to close in the third quarter of 1994.


In January 1994, the Company signed an agreement to acquire the domestic corporate trust business of J. P. Morgan & Co., Incorporated. This business unit provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships. The transaction is expected to close in the third quarter of 1994.

The Company's strong capital position has enabled it to pursue several stock repurchases. On May 18, 1994, the Board of Directors authorized the repurchase of up to 1.5 million shares of common stock. The shares will be used for issuance under the Company's Employee Stock Purchase Plan, Dividend Reinvestment Plan and other corporate purposes. The Company completed its previously announced common stock repurchase programs, including the program related to the Boulevard acquisition.

On April 1, 1994, the Company completed the redemption of $159.3 million of its preferred stock, consisting of $89 million of Preferred Stock Series 1989A and $70.3 million of Preferred Stock Series 1989B. During 1993, the Company redeemed its $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock and, as of June 30, 1994, had repurchased $8.6 million of Preferred Stock Series 1991A.


LINE OF BUSINESS FINANCIAL REVIEW Each of the Company's three business lines--Retail and Community Banking, Commercial Banking, and the Trust and Investment Group--contributed to the strong financial performance for the three months and six months ended June 30, 1994. Compared with the first half of 1993 results, all achieved earnings increases of more than 15 percent. The results for 1994 include the operating results of Boulevard since its acquisition date of March 25, 1994.

Business line results are derived from the Company's business unit profitability reporting system which specifically attributes most assets, deposits and income statement items to a business line. The Company's internal Funds Transfer Pricing system allocates a cost of funds used or credit for funds provided to all assets and liabilities using a matched funding concept. Expenses which directly support business line operations are charged based on a standard unit cost and actual volume measurements. Expenses which indirectly support the business line operations as well as those which primarily support the holding company are allocated based on the ratio of the business line's noninterest expense to total noninterest expense. Income taxes have been calculated based upon the Company's consolidated effective tax rate.

Capital is allocated within the business unit profitability system based upon credit, operational and business risks. Asset components subject to credit risk are assigned risk factors based upon historic loss experience after taking into consideration changes in business practice which may introduce more or less risk into the portfolio. Certain lines of business, such as Trust and Investment Group, which have no significant balance sheet components, are assigned capital after taking into consideration operational risk, capital levels of independent organizations operating similar businesses and regulatory minimums. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1994 certain methodologies were changed, and accordingly, results for 1993 have been restated to conform to the current presentation basis.


TABLE 2
Line of Business Financial Performance

                                                                                      Trust and
                                          Retail & Community       Commercial         Investment          Consolidated
                                                Banking              Banking            Group               Company
                                            ---------------      --------------     -------------       -------------------
                                                                      SIX MONTHS ENDED JUNE 30
                                          ---------------------------------------------------------------------------------
(Dollars in Millions)                       1994       1993      1994      1993     1994     1993       1994           1993

CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)             $   463.7  $   443.5  $  108.9  $  110.5   $ 12.6   $ 13.7   $   585.2   $      567.7
Provision for credit losses                  44.0       55.8       3.0      15.4     --       --          47.0           71.2
Noninterest income                          180.2      163.0      29.6      28.9     95.7     89.8       305.5          281.7
Noninterest expense*                        396.5      394.1      45.3      47.2     73.7     76.0       515.5          517.3
Income taxes and taxable-equivalent
 adjustment                                  78.7       59.9      34.9      29.4     13.4     10.6       127.0           99.9
Income before merger-related charges    $   124.7  $    96.7  $   55.3  $   47.4   $ 21.2   $ 16.9       201.2          161.0
Merger-related charges (after tax)                                                                         --           (50.0)
 Net income                                                                                          $   201.2   $      111.0
AVERAGE BALANCE SHEET DATA:
Commercial loans                        $ 5,037    $ 4,239    $4,938    $4,560      $--      $--     $ 9,975        $ 8,799
Consumer loans                            8,277      8,186        --        --       --       --       8,277          8,186
Assets                                   18,378     18,116     6,439     6,411      780      705      25,597         25,232
Deposits                                 16,092     17,000     2,604     2,291      933      810      19,629         20,101
Common equity                             1,440      1,334       451       449      182      165       2,073          1,948
Return on average assets*                     1.37%      1.08%     1.73%     1.49%   **       **           1.59%          1.29%
Return on average common equity*             17.5       14.6      24.7      21.3     23.4%    20.7%       18.9           15.1
Efficiency ratio*                            61.6       65.0      32.7      33.9     68.0     73.4        57.9           60.9

                                                                       THREE MONTHS ENDED JUNE 30

CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)           $   240.1  $     223.4  $   53.9  $   58.9   $  6.2   $  7.2   $   300.2      $   289.5
Provision for credit losses                21.9         26.9       1.1       6.2       --       --        23.0           33.1
Noninterest income                         91.3         80.7      14.2      14.2     48.2     45.6       153.7          140.5
Noninterest expense*                      203.2        195.9      22.0      25.6     37.0     38.3       262.2          259.8
Income taxes and
 taxable-equivalent  adjustment            41.6         31.8      17.6      16.1      6.8      5.7         66.0          53.6
Income before merger-related charges  $    64.7    $    49.5  $   27.4  $   25.2   $ 10.6   $  8.8        102.7          83.5

Merger-related charges (after tax)                                                                          --          (50.0)
 Net income                                                                                           $   102.7     $    33.5
AVERAGE BALANCE SHEET DATA:
Commercial loans                      $ 5,322      $ 4,334    $4,735    $4,629    $--      $--        $10,057       $ 8,963
Consumer loans                          8,412        8,329       --        --      --       --          8,412         8,329
Assets                                 19,136       18,285     6,194     6,400      795      662       26,125        25,347
Deposits                               16,295       16,862     2,468     2,602      892      820       19,655        20,284
Common equity                           1,510        1,335       434       448      190      166        2,134         1,949
Return on average assets*                   1.36%        1.09%     1.78%     1.58%   **       **            1.58%         1.32%
Return on average common equity*           17.2         14.9      25.4      22.5     22.3%    21.4%        18.9          15.7
Efficiency ratio*                          61.3         64.4      32.4      35.0     68.0     72.6         57.8          60.4

 * Excluding merger-related charges
** Not meaningful
Note: Preferred dividends are not allocated to the business lines.

RETAIL AND COMMUNITY BANKING. Retail and Community Banking, which includes consumer, small business and middle market banking services, residential mortgage lending, consumer and corporate credit card services and merchant payment processing, achieved strong revenue growth while containing costs. Earnings increased 30.7 percent in the second quarter of 1994 and 29.0 percent in the first six months of 1994 compared with similar periods in the prior year. Second quarter return on average assets increased to 1.36 percent from 1.09 percent and return on average common equity increased to 17.2 percent from 14.9 percent over the same period. Year-to-date profitability ratios showed similar improvement.

The strong improvement in earnings is due to increases in net interest income and noninterest income and a decrease in the provision for credit losses, partially offset by slight increases in noninterest expense. Net interest income and noninterest income increases are attributable to strong home equity loan promotions, aggressive small and middle market business lending, and growth in the mutual funds and Corporate Card products. The efficiency ratio improved 310 basis points in the second quarter and 340 basis points in the first six months of 1994 compared to similar periods in 1993.

COMMERCIAL BANKING. Commercial Banking, which provides lending, cash management, and other financial services to middle market, large corporate and mortgage banking companies, reported a return on average assets of 1.78 percent in the second quarter and 1.73 percent in the first half of 1994. These ratios improved from 1.58 percent and 1.49 percent in the same periods in 1993. Earnings improved by 8.7 percent and 16.7 percent, respectively, compared with the second quarter and first half of 1993.

The improvement in 1994 results was due to significant declines in the provision for credit losses, reflecting improved credit quality, and decreases in noninterest expenses, due to continued cost containment. These improvements were partially offset by a slight decrease in net interest income, primarily caused by the lower rates earned on deposit balances. Noninterest income remained relatively unchanged from 1993.

TRUST AND INVESTMENT GROUP. The Trust and Investment Group, which includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company, reported earnings increases of 20.5 percent in the second quarter and 25.4 percent in the first six months of 1994 compared with similar periods in the prior year. The return on average common equity improved to 22.3 percent in the second quarter and 23.4 percent in the first half of 1994 from 21.4 percent and 20.7 percent in the same periods in 1993.

Stronger noninterest income is primarily due to growth in Corporate Trust and investment sales and management fees. Noninterest expense decreased 3.4 percent in the second quarter and 3.0 percent in the first half of 1994 compared with similar periods in 1993. The efficiency ratio improved to 68.0 percent in both the second quarter and first half of 1994 from 72.6 percent in the second quarter and 73.4 percent in the first six months of 1993.

CAPITAL AND SHAREHOLDERS' EQUITY The ratio of common equity to assets increased 62 basis points from a year ago to 8.3 percent at June 30, 1994, primarily due to earnings retention. Common equity per share at June 30, 1994, was $18.74 compared with $18.84 at March 31, 1994, and $17.25 at June 30, 1993.

Total equity to assets was 8.7 percent at June 30, 1994, up from 8.6 percent at March 31, 1994, and down from 9.1 percent at June 30, 1993. The decrease from a year ago was due to the repurchase and redemption of $272.6 million of preferred stock, as discussed in "Recent Developments" on page 3.

Risk-based capital ratios, which take into account the different credit risks of various assets, reflect the Company's capital strength. Tier 1 and total risk-based capital ratios were 8.3 percent and 12.6 percent on June 30, 1994, compared with 9.5 percent and 13.0 percent at June 30, 1993, respectively. The leverage ratio, the measure of Tier 1 capital to total quarterly average assets, was 7.2 percent from 8.1 percent a year ago. The decrease in the ratios from the prior year was due to the previously discussed preferred and common stock repurchases.

TABLE 3
Capital Ratios

                                       June 30     March 31     December 31     September 30     June 30
(Dollars in Millions)                   1994         1994        1993              1993           1993
Common equity                          $2,139      $2,183       $1,979          $2,007           $1,950
 As a percent of assets                     8.3%        8.2%         7.5%            7.7%             7.6%
Tangible common equity*                $1,824      $1,874       $1,811          $1,837           $1,777
 As a percent of assets                     7.1%        7.2%         6.9%            7.1%             7.0%
Total shareholders' equity             $2,245      $2,289       $2,245          $2,276           $2,329
 As a percent of assets                     8.7%        8.6%         8.5%            8.8%             9.1%
Tier 1 capital                         $1,855      $1,871       $1,971          $2,022           $2,025
 As a percent of risk-adjusted assets       8.3%        8.4%         9.2%            9.5%             9.5%
Total risk-based capital               $2,828      $2,744       $2,863          $2,966           $2,767
 As a percent of risk-adjusted assets      12.6%       12.3%        13.3%           13.9%            13.0%
Leverage ratio                              7.2         7.6          7.6             8.0              8.1

*Defined as common equity less goodwill



NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $300.2 million in the second quarter of 1994, an increase of $10.7 million, or 3.7 percent, from the second quarter of 1993. The improvement in net interest income reflects increases in average loan balances. Average loans totaled $18.5 billion in the second quarter of 1994, an increase of $1.2 billion, or 6.8 percent, from $17.3 billion in the second quarter of 1993. The average balance of residential mortgage loans decreased by $751 million, while other commercial and consumer loans increased by $1.9 billion, including loans acquired through the purchase of Boulevard. The decline in nonperforming assets also contributed to the net interest income growth.

The net interest margin on a taxable-equivalent basis was 5.19 percent in the second quarter of 1994, essentially unchanged from the margins of 5.17 percent in the second quarter of 1993 and 5.19 percent in the first quarter of 1994.

TABLE 4
Analysis of Net Interest Income

                                                                   Three Months Ended
                                           June 30     March 31  December 31     September 30          June 30
(Dollars in Millions)                        1994        1994        1993            1993                1993
Net interest income
 (taxable-equivalent basis)                $ 300.2     $ 285.0      $ 293.3         $ 289.6            $  289.5
Average balances of
 earning assets supported by:
 Interest-bearing liabilities              $16,948     $15,658      $15,767         $15,946             $16,051
 Noninterest-bearing liabilities             6,257       6,620        7,503           6,764               6,404
Total earning assets                       $23,205     $22,278      $23,270         $22,710             $22,455
Average yields and weighted
 average rates (taxable-equivalent basis):
 Earning assets yield                         7.43%       7.21%        7.07%           7.32%               7.54%
 Rate paid on interest-bearing liabilities    3.07        2.88         3.05            3.22                3.31
Gross interest margin                         4.36%       4.33%        4.02%           4.10%               4.23%
Net interest margin                           5.19%       5.19%        5.00%           5.06%               5.17%
Net interest margin without
 taxable-equivalent increments                5.12%       5.12%        4.94%           4.98%               5.09%

PROVISION FOR CREDIT LOSSES The provision for credit losses was $23.0 million in the second quarter of 1994, down $10.1 million from the level in the second quarter of 1993. Net charge-offs totaled $25.7 million in the second quarter of 1994, down from $41.6 million in the same quarter a year ago. Commercial loan net charge-offs for the quarter were lower by $15.0 million, or 72.5 percent, from the same quarter of the prior year, reflecting continued improvement in the commercial loan portfolio. Consumer loan net charge-offs were lower by $.9 million, or 4.3 percent, despite higher average loan balances.

The allowance for credit losses was $439.9 million at June 30, 1994, up slightly from $434.8 million at June 30, 1993, and down slightly from $442.5 million at March 31, 1994. The increase from the prior year was due to the addition of a $20.2 million allowance from the Boulevard acquisition. Reserve coverage remained strong as the allowance for credit losses to nonperforming loans ratio increased to 300 percent at quarter-end, compared with 293 percent at the end of first quarter 1994 and 192 percent at the end of the second quarter 1993.



TABLE 5
Noninterest Income

                                                              Three Months Ended
                                        June 30     March 31     December 31     September 30     June 30
(Dollars in Millions)                     1994         1994          1993             1993          1993
Trust fees                               $ 40.1      $ 38.5       $ 37.5          $ 36.6           $ 36.5
Credit card fees                           43.5        36.0         37.5            36.6             34.5
Service charges on deposit accounts        29.1        29.4         28.4            28.6             28.0
Insurance commissions                       6.1         5.0          5.3             5.8              4.5
Trading account profits and
 commissions                                2.2         2.7          2.2             2.4              2.9
Other                                      32.7        40.2         35.0            32.0             34.1
 Total noninterest income                $153.7      $151.8       $145.9          $142.0           $140.5


NONINTEREST INCOME Noninterest income in the second quarter of 1994 was $153.7 million, an increase of $13.2 million, or 9.4 percent, from the second quarter last year. Trust fees and credit card fees increased $12.6 million, or 17.7 percent, from the prior year quarter. Most of the increase occurred in credit card fees, reflecting higher sales volumes for the Corporate Card, the Procurement Card, the new Northwest Airlines WorldPerks credit card, and merchant processing. Trust fees for the quarter were up from the second quarter of 1993 level as a result of increased corporate trust fee revenue and the acquisition of Boulevard.


NONINTEREST EXPENSE Noninterest expense was $262.2 million in the second quarter of 1994, a decrease of $69.8 million, or 21.0 percent, from second quarter of 1993. Included in second quarter 1993 noninterest expense were merger, integration and restructuring charges totaling $72.2 million ($50.0 million on an after-tax basis) relating to the CNB acquisition. Charges of $29.7 million were made to provide for anticipated reorganization and restructuring costs, system conversions, and customer communication costs. Premises and equipment write-downs of $14.3 million related to redundant main office and branch facilities. Other charges, totaling $28.2 million, primarily involved severance.

Second quarter noninterest expense was higher by $2.4 million, or .9 percent, than in the second quarter of 1993, excluding merger-related charges. The modest increase in expenses reflects the addition of Boulevard operations, offset by the benefits realized through integrating recent acquisitions. Compared with noninterest expense for the second quarter of 1993, including Boulevard's expenses on a pro forma basis and excluding merger-related charges, noninterest expense for the quarter declined by $15.6 million, or 5.6 percent. The Company's efficiency ratio, the measure of expenses to revenues, improved to 57.8 percent for the quarter from 60.4 percent a year ago, excluding merger-related charges.



TABLE 6
Noninterest Expense

                                                                     Three Months Ended
   (Dollars in Millions, Except Per Employee      June 30   March 31   December 31   September 30   June 30
Data)                                              1994       1994        1993           1993        1993
Salaries                                           $  98.5    $  94.2    $  95.0      $  97.3        $  97.3
Employee benefits                                     23.3       23.7       19.6         20.0           21.9
 Total personnel expense                             121.8      117.9      114.6        117.3          119.2
Net occupancy                                         22.2       21.5       22.8         22.8           23.2
Furniture and equipment                               20.2       19.1       19.2         17.8           18.5
FDIC insurance                                        12.3       11.5       11.5         11.4           11.7
Advertising                                            8.1        8.1        4.7          6.0            5.1
Amortization of goodwill and other
 intangible assets                                     9.9        8.0        7.7          7.7            7.7
Other personnel costs                                  8.8        7.7        8.5          7.2            6.6
Professional services                                  8.5        6.5       10.7          9.1            8.6
Telephone                                              5.6        5.1        5.0          4.4            4.7
Postage                                                4.7        4.9        4.8          4.6            4.9
Printing, stationery and supplies                      4.9        4.8        6.8          4.5            5.7
Data processing                                        3.4        3.5        4.7          5.8            8.4
Merger, integration and restructuring                  --        --         --            --            72.2
Other                                                 31.8       34.7       34.3         37.1           35.5
 Total noninterest expense                         $ 262.2    $ 253.3    $ 255.3      $ 255.7        $ 332.0
Efficiency ratio*                                     57.8%      58.0%      58.1%        59.2%          77.2%
Efficiency ratio excluding merger-related charges     57.8       58.0       58.1         59.2           60.4
Quarterly average number of employees
 (full-time equivalents)                            12,139     11,815     11,981       12,110         12,375
Annualized personnel expense per employee          $40,135    $39,915    $38,261      $38,745        $38,529

* Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of investment securities gains.


Total salaries and benefits expense for the second quarter of 1994 increased by $2.6 million, or 2.2 percent, from the second quarter of 1993. Average full-time equivalent employees decreased by 1.9 percent, to 12,139 in the second quarter of 1994, from 12,375 in the second quarter of 1993. Compared with the second quarter of 1993, net occupancy and equipment expense increased by $.7 million, or 1.7 percent. Advertising expense increased $3.0 million, or 58.8 percent, over the 1993 level, reflecting expanded marketing efforts in the growing consumer asset businesses. Other personnel costs increased $2.2 million, or 33.3 percent, primarily due to the increased use of temporary labor related to system improvements and integrations. Professional services expenses remained relatively constant at $8.5 million. Data processing decreased $5.0 million, or
59.5 percent, primarily due to efficiencies obtained through integrating recent acquisitions and eliminating an outside data processor previously used for a portion of the Company's items processing.

PROVISION FOR INCOME TAXES The provision for income taxes was $62.1 million in the second quarter of 1994, compared with $26.7 million in the second quarter of 1993. The increase is due to the higher level of taxable income.

At June 30, 1994, the Company's net deferred tax asset was $229.9 million, compared with $219.7 million at March 31, 1994, and $195.5 million at June 30, 1993. The recent acquisition of Boulevard Bancorp caused most of the increase over last year. For further information regarding income taxes, refer to Note H on page 20.

ACCOUNTING CHANGES The Financial Accounting Standards Board has issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The adoption of this Statement is required for fiscal years beginning after December 15, 1994. The adoption of SFAS 114 is not expected to have a material effect on the Company.

CREDIT MANAGEMENT The Company's credit management process includes centralized credit policy and administration functions and standardized underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The Company's credit management process is supported by regular examinations conducted by the credit administration function. Large loans and all loans experiencing deterioration of credit quality are reviewed quarterly by management. A standardized credit scoring system is used to assess consumer credit risks and to price consumer products relative to their assigned risk rating.

In evaluating credit risk, the Company takes into consideration the composition of its loan portfolio, its level of allowance coverage, macroeconomic concerns, such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions and regional economic conditions, and other issues.

LOAN PORTFOLIO REVIEW One of the ways the Company manages its credit risk is by ensuring that its loan portfolio is well diversified by industry classification, size and type of loan. The Company's primary operating region includes Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, and Illinois. Approximately 80 percent of the loan portfolio consists of extensions of credit to customers in the Company's operating region. A discussion of the Company's major loan categories follows.


COMMERCIAL The Company's portfolio of commercial loans totaled $7.0 billion at June 30, 1994, and comprised 37.6 percent of the total loan portfolio. This level is up from $6.7 billion at March 31, 1994, and $5.9 billion at June 30, 1993. As a percentage of the total portfolio, commercial loans totaled 36.8 percent at March 31, 1994, and 32.6 percent at June 30, 1993. The $1.2 billion increase over the second quarter of the prior year reflects growth in small business and middle market loans as well as the acquisition of Boulevard.

At June 30, 1994, commercial loans totaling $43.2 million were included in nonperforming assets, up $10.8 million, or 33.3 percent from March 31, 1994, and down $22.0 million, or 33.7 percent, from June 30, 1993. Net charge-offs of commercial loans totaled $11.0 million in the second quarter of 1994 compared with net charge-offs of $1.8 million and $4.5 million in the first quarter of 1994 and in the second quarter of 1993, respectively.



FINANCIAL INSTITUTIONS The portfolio of loans to financial institutions totaled $.9 billion at June 30, 1994, a decrease of $494 million from the $1.4 billion balance at March 31, 1994. Compared with the June 30, 1993, balance, the portfolio was down $697 million. The decreases can be attributed to the cyclical activity in the Company's secured loans to mortgage banking firms. The mortgage banking firms' loan volume has decreased due to a decline in refinancings resulting from a rise in market interest rates.

Net charge-offs on loans to financial institutions were $1.0 million in the second quarter of 1994 compared with net recoveries of $.1 million in the first quarter of 1994 and $1.2 million in the second quarter of 1993.



TABLE 7
Summary of Allowance for Credit Losses

                                                Six Months Ended       Three Months Ended
                                               June 30     June 30     June 30     June 30
(Dollars in Millions)                             1994        1993        1994        1993
Balance at beginning of period                 $423.2      $448.0      $442.5      $443.3
CHARGE-OFFS:
 Commercial:
  Commercial                                     32.9        23.1        21.5        13.7
  Financial institutions                          1.1         6.5         1.1        --
  Real estate:
   Commercial mortgage                            9.3        34.2         1.4        19.2
   Construction                                   0.1         0.4         0.1         0.4
  HLTs                                            3.8         4.3         0.7        --
    Total commercial                             47.2        68.5        24.8        33.3
 Consumer:
  Residential mortgage                            1.0         1.2         0.3         0.8
  Credit card                                    34.1        35.0        17.4        17.2
  Other                                          16.3        16.4         8.0         8.6
    Total consumer                               51.4        52.6        25.7        26.6
    Total                                        98.6       121.1        50.5        59.9
RECOVERIES:
 Commercial:
  Commercial                                     20.1        16.1        10.5         9.2
  Financial institutions                          0.2         1.3         0.1         1.2
  Real estate:
   Commercial mortgage                           11.3         4.9         7.8         1.6
   Construction                                   0.3         0.8         0.1         0.1
  HLTs                                            4.6         2.0         0.6         0.5
    Total commercial                             36.5        25.1        19.1        12.6
 Consumer:
  Residential mortgage                            0.3         0.5         0.2         0.1
  Credit card                                     4.5         4.7         2.3         2.4
  Other                                           6.0         6.4         3.2         3.2
    Total consumer                               10.8        11.6         5.7         5.7
    Total                                        47.3        36.7        24.8        18.3
NET CHARGE-OFFS:
 Commercial:
  Commercial                                     12.8         7.0        11.0         4.5
  Financial institutions                          0.9         5.2         1.0        (1.2)
  Real estate:
   Commercial mortgage                           (2.0)       29.3        (6.4)       17.6
   Construction                                  (0.2)       (0.4)       --           0.3
  HLTs                                           (0.8)        2.3         0.1        (0.5)
    Total commercial                             10.7        43.4         5.7        20.7
 Consumer:
  Residential mortgage                            0.7         0.7         0.1         0.7
  Credit card                                    29.6        30.3        15.1        14.8
  Other                                          10.3        10.0         4.8         5.4
    Total consumer                               40.6        41.0        20.0        20.9
    Total                                        51.3        84.4        25.7        41.6
Provision charged to operating expense           47.0        71.2        23.0        33.1
Additions related to acquisitions                21.0        --           0.1        --
Balance at end of period                       $439.9      $434.8      $439.9      $434.8
Allowance as a percentage of period-end
 loans                                            2.35%       2.42%
Allowance as a percentage of
 nonperforming loans                            300         192


COMMERCIAL REAL ESTATE LENDING The commercial real estate mortgage and construction loan portfolio totaled $2.0 billion at June 30, 1994, compared with $1.9 billion at March 31, 1994, and $1.7 billion at June 30, 1993.


Commercial real estate loans included in nonperforming assets at the end of the second quarter of 1994 decreased to $38.1 million from $46.4 million at the end of the first quarter of 1994 and $55.2 million at the end of the second quarter of 1993. Total commercial real estate exposure (including other real estate-owned) on nonperforming status was $93.0 million at June 30, 1994, down significantly from $112.7 million at March 31, 1994, and $154.6 million at June 30, 1993. The declines in total real estate exposure were due to reductions in other real estate and nonperforming commercial and real estate loans, reflecting sales of properties and loan repayments.

HIGHLY LEVERAGED TRANSACTIONS The Company's exposure to commercial loans involving the buyout, recapitalization or acquisition of an existing business, called highly leveraged transactions ("HLTs"), remained at relatively low levels. At June 30, 1994, the Company had HLT outstandings totaling $260 million and was committed under definitive agreements to lend an additional amount of approximately $87 million. This exposure has increased 32.4 percent from June 30, 1993, when outstandings were $209 million and additional commitments were $53 million.

HLT outstandings totaling $13.2 million are included in nonperforming assets at June 30, 1994, compared with $16.1 million at March 31, 1994, and $67.2 million at June 30, 1993. The significant drop in nonperforming HLT outstandings from second quarter of 1993 was due to the repayment of a $37.5 million loan in the third quarter of 1993. There has been no significant charge-off or recovery activity in either the second quarter of 1994 or 1993.


CONSUMER LENDING The consumer loan portfolio, which includes residential mortgages, totaled $8.6 billion at June 30, 1994. This portfolio is up $456 million since March 31, 1994, primarily due to increases in home equity and second mortgages, credit card, and consumer lines of credit partially offset by a decrease in residential mortgages held for sale. Total consumer loans remained relatively unchanged from June 30, 1993. Home equity and second mortgages increased $539 million, primarily due to successful marketing promotions. In addition, credit card loans, including the Corporate Card, the Procurement Card, and the new Northwest Airlines WorldPerks credit card, grew $380 million. This growth was offset by a $961 million decrease in residential mortgages and residential mortgages held for sale primarily due to fewer housing starts and refinancings due to rising market interest rates. Net charge-offs of consumer loans in the second quarter of 1994 were $20.0 million, a decrease of $.9 million, or 4.3 percent, from the second quarter of 1993 despite higher average loan balances.

ANALYSIS OF NET LOAN CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net charge-offs totaled $25.7 million in the second quarter of 1994, down $15.9 million, or 38.2 percent, from the $41.6 million reported in the second quarter a year ago, primarily due to a decline in commercial mortgage loan net charge-offs partially offset by an increase in commercial loan net charge-offs.

At June 30, 1994, the allowance for credit losses was $439.9 million, or 2.35 percent of loans. This compares with an allowance of $442.5 million, or 2.42 percent of loans, at March 31, 1994, and $434.8 million, or 2.42 percent of loans, at June 30, 1993. The increase from last year includes the addition of a $20.2 million allowance from the Boulevard acquisition. The ratio of allowance to nonperforming loans continues to be strong, increasing to 300 percent at June 30, 1994, compared with 293 percent at March 31, 1994, and 192 percent at June 30, 1993.

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At June 30, 1994, nonperforming assets totaled $202.1 million, down $15.6 million, or 7.2 percent, from March 31, 1994, and down $126.4 million, or 38.5 percent, from June 30, 1993, despite the addition in the first quarter of 1994 of $29.3 million in nonperforming assets from the acquisition of Boulevard. The ratio of nonperforming assets to loans and other real estate improved to 1.08 percent at June 30, 1994, from 1.19 percent at March 31, 1994, and 1.82 percent at June 30, 1993. Significant decreases occurred in the categories of nonperforming HLT and commercial loans and other real estate, primarily the result of loan repayments and property sales.

Accruing loans 90 days or more past due at June 30, 1994, totaled $23.5 million, compared with $26.7 million at March 31, 1994, and $25.1 million at June 30, 1993.

TABLE 8
Nonperforming Assets

                                                          June 30     March 31     December 31     September 30     June 30
(Dollars in Millions)                                      1994         1994          1993             1993          1993
Nonaccrual loans                                           $146.4      $150.8       $157.6          $183.5           $226.7
Restructured loans                                           --          --           --              --               --
 Nonperforming loans                                        146.4       150.8        157.6           183.5            226.7
Other real estate                                            54.9        66.3         67.4            81.1             99.4
Other nonperforming assets                                    0.8         0.6          1.0             2.2              2.4
 Nonperforming assets                                      $202.1      $217.7       $226.0          $266.8           $328.5
Accruing loans 90 days or more past due                    $ 23.5      $ 26.7       $ 31.2          $ 32.1           $ 25.1
Nonperforming loans to total loans                            0.78 %      0.83 %       0.84 %          0.99 %           1.26 %
Nonperforming assets to total loans plus other real estate    1.08        1.19         1.20            1.43             1.82


TABLE 9
Nonperforming Assets by Industry

                             June 30     March 31     December 31     September 30     June 30
(Dollars in Millions)          1994         1994          1993             1993          1993

COMMERCIAL:
 Commercial                    $ 43.2      $ 32.4       $ 42.2          $ 49.7           $ 65.2
 Financial institutions           0.6         0.6          0.9             2.5              1.6
 Real estate:
  Commercial mortgage            36.4        38.2         36.9            39.4             43.2
  Construction                    1.7         8.2          2.2             2.2             12.0
 HLTs                            13.2        16.1         20.1            27.4             67.2
   Total commercial              95.1        95.5        102.3           121.2            189.2
CONSUMER:
 Residential mortgage            39.7        42.8         44.8            51.4             25.8
 Credit card                     11.1        10.8         10.3             9.9             10.5
 Other                            0.5         1.7          0.2             1.0              1.2
   Total consumer                51.3        55.3         55.3            62.3             37.5
   Total nonperforming loans    146.4       150.8        157.6           183.5            226.7
OTHER REAL ESTATE                54.9        66.3         67.4            81.1             99.4
OTHER NONPERFORMING ASSETS        0.8         0.6          1.0             2.2              2.4
   Total nonperforming assets  $202.1      $217.7       $226.0          $266.8           $328.5

INTEREST RATE RISK MANAGEMENT The Company's principal objective for interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis, which measures the difference between assets and liabilities that reprice in a given time period, and simulation modeling, which produces projections of net interest income under various interest rate scenarios and balance sheet strategies.

Including the effect of interest rate swaps, futures, options and other hedging instruments, the Company has a cumulative positive repricing gap position at one year of $348 million at June 30, 1994, indicating that more assets than liabilities reprice within that period. While this analysis is useful as a point-in-time measurement of interest rate risk, there are certain risks that the repricing gap position does not capture, such as basis risk and prepayment risk. Due to these limitations, management places a greater reliance on simulation modeling to measure and manage interest rate risk.

It is the Company's policy to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk under a gradual 200 basis point fluctuation in interest rates over a 12-month period. To maintain acceptable interest rate risk levels, the Company will invest in fixed rate assets or will receive fixed rates on interest rate swaps.

The Company has entered into interest rate swap agreements that hedge specific assets and liabilities to manage the impact of fluctuating interest rates on earnings. As of June 30, 1994, the Company receives payments on $3.0 billion notional amount of interest rate swap agreements, based on fixed interest rates, and makes payments based on variable interest rates. These swaps have an average fixed rate of 6.75 percent and an average variable rate, which is tied to various LIBOR rates, of 4.27 percent. The maturity of these agreements ranges from one month to 10 years with an average remaining maturity of 3.4 years.

Swaps contributed to the Company's net interest margin by reducing interest expense by $19.9 million and $22.3 million for the quarters ended June 30, 1994, and 1993, respectively.

Interest rate caps and floors are similarly used by the Company to minimize the impact of fluctuating interest rates on earnings. The total notional amount of floor agreements purchased as of June 30, 1994, was $950 million with an average strike level of 3-month LIBOR at 3.5 percent and an average remaining maturity of 3.5 years. Floors decreased interest income by $.3 million for the quarter ended June 30, 1994. Further information on interest rate swaps and options can be found in Note I on page 21.


TABLE 10
Interest Rate Swap Hedging Portfolio Notional
Balances and Yields by Maturity Date

At June 30, 1994 (Dollars in Millions)
                                                       Weighted
                                                        Average
Receive Fixed Swaps                       Notional    Interest Rate
Maturity Date                             Amount        Received
1994 (remaining six months)             $  195         5.78%
1995                                       677         7.04
1996                                       629         7.95
1997                                       250         5.87
1998                                       406         6.21
After 1998                                 825         6.35
Total                                   $2,982         6.75%

At June 30, 1994, the Company did not have any swaps in its portfolio which required it to pay fixed-rate interest.


LIQUIDITY MANAGEMENT The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for managing these needs while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand and investment opportunities. With this information, ALCO supervises the funding needs and excess funding positions, as well as the maintenance of contingent funding sources, to achieve a balance sheet structure that provides sufficient liquidity.

BALANCE SHEET ANALYSIS Average loans totaled $18.5 billion in the second quarter of 1994, up $1.2 billion, or 6.8 percent, from the second quarter a year ago. The increase reflected growth in home equity, credit card and consumer lines of credit, as well as commercial loans, including loans acquired with Boulevard. These increases more than offset the $751 million decline in average residential mortgage loans over the same period.

Average securities for the second quarter of 1994 decreased $85 million from the second quarter of 1993. The decrease was primarily due to the change in accounting rules related to securities. The Company adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993, and reported its entire $3.3 billion investment portfolio as available-for-sale. Available-for-sale securities are accounted for at fair value while investment securities were previously accounted for at cost. For the quarter ended June 30, 1994, the available-for-sale portfolio averaged $4.1 billion including an average unrealized loss of $59 million.

Trading and other short-term earning assets averaged $.5 billion in the second quarter of 1994, compared with an average of $.9 billion in the second quarter of 1993. The decrease was primarily due to average federal funds sold and resale agreements which dropped to $.4 billion in the second quarter of 1994 from $.8 billion in the second quarter of 1993.

Noninterest-bearing deposits averaged $6.2 billion in the second quarter of 1994, essentially unchanged from the second quarter of 1993.

Average domestic interest-bearing deposits include certificates of deposit, savings certificates, money market savings, and interest checking products. These deposits averaged $13.5 billion in the second quarter of 1994, compared with $14.0 billion in the second quarter of 1993. The decrease reflects an $805 million decline in savings certificates.

Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, averaged $2.3 billion in the second quarter of 1994, compared with $1.2 billion in the second quarter a year ago.

Average intermediate and long-term debt increased to $1.2 billion in the second quarter of 1994 from $.8 billion in the second quarter of 1993. In June 1994, the Company placed $100 million in subordinated debt in the form of 10-year noncallable notes. The notes were priced at 7.55 percent, or 64 basis points over the 10-year Treasury note. During the second half of 1993, the Company placed three $100 million subordinated debt issuances.




CONSOLIDATED BALANCE SHEET

                                                             June 30    March 31    December 31    June 30
 (In Millions, Except Shares)                                 1994        1994         1993         1993
 ASSETS
 Cash and due from banks                                     $ 1,488    $ 1,932     $ 1,682        $ 1,713
 Federal funds sold                                              119        131       1,032            201
 Securities purchased under agreements to resell                 293        268         306            257
 Trading account securities                                       58         60          55            102
 Available-for-sale securities                                 3,863      4,334       3,319            216
 Investment securities (market value: 6/30/93 - $4,013)           --         --          --          3,937
 Loans                                                        18,704     18,256      18,779         17,964
  Less allowance for credit losses                               440        442         423            435
 Net loans                                                    18,264     17,814      18,356         17,529
 Bank premises and equipment                                     391        387         382            381
 Interest receivable                                             140        141         129            141
 Customers' liability on acceptances                             144        143         186            133
 Other assets                                                  1,172      1,299         938            970
  Total assets                                               $25,932    $26,509     $26,385        $25,580
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing                                        $ 5,829    $ 6,808     $ 7,489        $ 6,589
  Interest-bearing                                            13,088     13,960      13,542         13,777
    Total deposits                                            18,917     20,768      21,031         20,366
 Federal funds purchased                                       1,602        414         553            692
 Securities sold under agreements to repurchase                  780        640         369            290
 Other short-term funds borrowed                                 379        365         412            361
 Long-term debt                                                1,312      1,090       1,015            857
 Acceptances outstanding                                         144        143         186            133
 Other liabilities                                               553        800         574            552
    Total liabilities                                         23,687     24,220      24,140         23,251
 Shareholders' equity:
  Preferred stock                                                106        106         266            379
  Common stock, par value $1.25 a share-authorized
    200,000,000 shares;
    issued: 6/30/94 and 3/31/94 - 116,300,311 shares;
    12/31/93 and
    6/30/93 - 114,793,547 shares                                 145        145         144            143
  Capital surplus                                                729        731         676            676
  Retained earnings                                            1,340      1,320       1,328          1,182
  Less cost of common stock in treasury: 6/30/94 -
    2,144,277 shares; 3/31/94 - 398,337 shares;
    12/31/93 - 5,391,883 shares;
    6/30/93 - 1,738,780 shares                                   (75)       (13)       (169)           (51)
     Total shareholders' equity                                 2,245      2,289       2,245          2,329
     Total liabilities and shareholders' equity               $25,932    $26,509     $26,385        $25,580

CONSOLIDATED STATEMENT OF INCOME

                                        Six Months Ended
                                      June 30      June 30
 (In Millions, Except Per-Share Data)  1994          1993
 INTEREST INCOME
 Loans                                $700.4       $692.1
 Securities:
  Taxable                              100.2        118.4
  Exempt from federal income taxes       6.1          6.7
 Other interest income                  11.7         18.7
   Total interest income               818.4        835.9
 INTEREST EXPENSE
 Deposits                              174.4        227.6
 Federal funds purchased and
  repurchase agreements                 29.7         15.2
 Other short-term funds borrowed         6.8          9.0
 Long-term debt                         29.9         26.1
    Total interest expense             240.8        277.9
  Net interest income                  577.6        558.0
 Provision for credit losses            47.0         71.2
 Net interest income after
  provision for credit losses         530.6         486.8
 NONINTEREST INCOME
 Trust fees                            78.6          72.0
 Credit card fees                      79.5          63.0
 Service charges on deposit accounts   58.5          58.3
 Other                                 88.9          88.4
    Total noninterest income          305.5         281.7
 NONINTEREST EXPENSE
 Salaries                             192.7         196.8
 Employee benefits                     47.0          46.7
 Net occupancy                         43.7          47.8
 Furniture and equipment               39.3          35.7
 FDIC insurance                        23.8          23.5
 Advertising                           16.2           9.8
 Amortization of goodwill and
  other  intangible assets             17.9          15.2
 Other personnel costs                 16.5          11.8
 Professional services                 15.0          16.9
 Data processing                        6.9          16.5
 Merger, integration and restructuring   --          72.2
 Other                                 96.5          96.6
   Total noninterest expense          515.5         589.5
Income before income taxes            320.6         179.0
Applicable income taxes               119.4          68.0
Net income                           $201.2        $111.0
Net income applicable to
 common equity                       $193.8        $ 96.1

EARNINGS PER COMMON SHARE
Average common and
 common equivalent shares       113,487,845   113,689,543
Net income                           $ 1.71        $ 0.85

CONSOLIDATED STATEMENT OF INCOME (continued)

                                                            Three Months Ended
                                     June 30      March 31    December 31    September 30       June 30
 (In Millions, Except Per-Share Data) 1994          1994          1993            1993            1993
 INTEREST INCOME
 Loans                               $362.2        $338.2        $352.6         $353.9           $348.6
 Securities:
  Taxable                              53.8          46.4          46.9           52.9             58.4
  Exempt from federal income taxes      3.1           3.0           4.7            3.2              3.3
  Other interest income                 6.8           4.9           6.8            4.9              7.1
    Total interest income             425.9         392.5         411.0          414.9            417.4
 INTEREST EXPENSE
 Deposits                              89.3          85.1          94.0          102.1            107.0
 Federal funds purchased and
  repurchase agreements                20.6           9.1           7.6            9.0              7.5
 Other short-term funds borrowed        3.2           3.6           4.9            5.1              5.1
 Long-term debt                        16.5          13.4          14.9           13.4             13.0
    Total interest expense            129.6         111.2         121.4          129.6            132.6
 Net interest income                  296.3         281.3         289.6          285.3            284.8
  Provision for credit losses          23.0          24.0          27.0           27.0             33.1
 Net interest income after
  provision for credit losses         273.3         257.3         262.6          258.3            251.7
 NONINTEREST INCOME
 Trust fees                            40.1          38.5          37.5           36.6             36.5
 Credit card fees                      43.5          36.0          37.5           36.6             34.5
 Service charges on deposit accounts   29.1          29.4          28.4           28.6             28.0
 Other                                 41.0          47.9          42.5           40.2             41.5
    Total noninterest income          153.7         151.8         145.9          142.0            140.5
 NONINTEREST EXPENSE
 Salaries                              98.5          94.2          95.0           97.3             97.3
 Employee benefits                     23.3          23.7          19.6           20.0             21.9
 Net occupancy                         22.2          21.5          22.8           22.8             23.2
 Furniture and equipment               20.2          19.1          19.2           17.8             18.5
 FDIC insurance                        12.3          11.5          11.5           11.4             11.7
 Advertising                            8.1           8.1           4.7            6.0              5.1
 Amortization of goodwill and
  other  intangible assets              9.9           8.0           7.7            7.7              7.7
 Other personnel costs                  8.8           7.7           8.5            7.2              6.6
 Professional services                  8.5           6.5          10.7            9.1              8.6
 Data processing                        3.4           3.5           4.7            5.8              8.4
 Merger, integration and restructuring   --            --            --             --             72.2
 Other                                 47.0          49.5          50.9           50.6             50.8
    Total noninterest expense         262.2         253.3         255.3          255.7            332.0
 Income before income taxes           164.8         155.8         153.2          144.6             60.2
 Applicable income taxes               62.1          57.3          57.3           53.5             26.7
 Net income                          $102.7        $ 98.5        $ 95.9         $ 91.1           $ 33.5
 Net income applicable to
  common equity                      $100.8        $ 93.0        $ 90.4         $ 83.7           $ 26.1
 EARNINGS PER COMMON SHARE
 Average common and
  common equivalent shares      116,209,225   110,771,619   111,278,886    113,721,471      113,392,157
 Net income                         $ 0.87        $ 0.84        $ 0.81         $ 0.74           $ 0.23

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   Common
                                   Shares    Preferred     Common    Capital
(In Millions, Except Shares)    Outstanding*   Stock        Stock    Surplus
BALANCE DECEMBER 31, 1992      113,450,425     $378.5       $141.8    $657.7
Net Income
Dividends declared:
 Preferred
 Common
Purchase of treasury stock      (1,988,000)
Issuance of common stock:
 Dividend reinvestment             132,410                              0.3
 Stock option and stock
  purchase plans                 1,459,932                     1.7     18.2
BALANCE JUNE 30, 1993          113,054,767     $378.5       $143.5   $676.2
BALANCE DECEMBER 31, 1993      109,401,664     $265.9       $143.5   $676.4
Net Income
Dividends declared:
 Preferred
 Common
Purchase of treasury stock     (3,002,566)
Repurchase of stock warrants                                           (2.3)
Acquisition of Boulevard
 Bancorp, Inc. for common
 stock, warrants, and
 stock  options                 6,227,649                      1.9     54.9
Other business acquisitions       526,000
Issuance of common stock:
 Dividend reinvestment             95,613                               0.2
 Stock option and stock
  purchase plans                  645,359                              (0.6)
 Stock warrants exercised         262,315
Redemption of preferred stock                  (160.0)

Change in unrealized
 gains/(losses)
BALANCE JUNE 30, 1994         114,156,034      $105.9       $145.4   $728.6

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (continued)

                                             Unrealized
                                          Gains/(Losses)
                               Retained   on Securities,    Treasury
(In Millions, Except Shares)   Earnings     Net of Taxes     Stock**      Total
BALANCE DECEMBER 31, 1992     $1,140.3     $     --         $ --        $2,318.3
Net Income                       111.0                                     111.0
Dividends declared:
 Preferred                       (14.9)                                    (14.9)
 Common                          (54.1)                                    (54.1)
Purchase of treasury stock                                  (57.8)         (57.8)
Issuance of common stock:
 Dividend reinvestment                                        3.6            3.9
 Stock option and stock purchase plans                        2.8           22.7
BALANCE JUNE 30, 1993         $1,182.3    $      --        $(51.4)      $2,329.1
BALANCE DECEMBER 31, 1993     $1,294.6     $34.0          $(169.4)      $2,245.0
Net Income                       201.2                                     201.2
Dividends declared:
 Preferred                        (7.4)                                     (7.4)
 Common                          (65.0)                                    (65.0)
Purchase of treasury stock                                 (103.9)        (103.9)
Repurchase of stock
 warrants                                                                   (2.3)
Acquisition of Boulevard
 Bancorp, Inc. for common
 stock, warrants, and
 stock  options                                             149.4          206.2
Other business acquisitions       (8.1)                      16.2            8.1

Issuance of common stock:
 Dividend reinvestment                                        3.1            3.3
 Stock option and stock
  purchase plans                  (9.6)                      19.7            9.5
 Stock warrants exercised         (6.2)                       9.8            3.6
Redemption of preferred stock     (7.0)                                   (167.0)

Change in unrealized
 gains/(losses)                            (85.9)                          (85.9)
BALANCE JUNE 30, 1994         $1,392.5    $(51.9)          $(75.1)      $2,245.4

 *Defined as total common shares less common stock held in treasury.
**Ending treasury shares were 2,144,277 at June 30, 1994; 5,391,883 at
  December 31, 1993; 1,738,780 at June 30, 1993; and none at December 31, 1992.


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Six Months Ended June 30
(In Millions)                                                                            1994         1993
 OPERATING ACTIVITIES
 Net income                                                                         $   201.2    $   111.0
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                            47.0         71.2
  Depreciation and amortization of bank premises and equipment                           31.5         28.5
  Provision for deferred income taxes                                                    21.9         28.5
  Amortization of goodwill and other intangible assets                                   17.9         15.2
  Amortization and write-downs of loan servicing related intangibles                      9.8         19.8
  Write-downs of other real estate                                                        1.2         11.5
  Provision for merger, integration and restructuring                                    --           72.2
  Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
   Increase in trading account securities                                                (3.3)        (8.3)
   Decrease (increase) in loans held for sale                                           782.6       (337.7)
   Decrease in securities held for sale                                                  --          244.6
   Decrease (increase) in accrued receivables                                            41.1        (27.6)
   Decrease in accrued liabilities                                                      (93.9)      (180.2)
   Other - net                                                                           10.0        (23.7)
    Net cash provided by operating activities                                         1,067.0         25.0
 INVESTING ACTIVITIES
 Net cash provided (used) by:
  Interest-bearing deposits with banks                                                    8.1        322.4
  Loans outstanding of subsidiaries                                                      52.5       (627.3)
  Securities purchased under agreements to resell                                        13.0        (44.1)
 Securities transactions:
  Sales                                                                                 311.5         42.7
  Maturities                                                                            519.6        360.1
  Purchases                                                                            (697.3)      (644.0)
 Proceeds from sales/repayments of other real estate                                     30.0         62.4
 Proceeds from sales of bank premises and equipment                                       2.9         16.5
 Purchases of bank premises and equipment                                               (26.3)       (69.2)
 Purchases of loans                                                                     (29.9)        (1.3)
 Cash and cash equivalents of acquired subsidiaries                                      72.8         --
 Business acquisitions, net of cash received                                            (15.8)        (3.0)
 Other - net                                                                            (10.3)         0.1
    Net cash provided (used) by investing activities                                    230.8       (584.7)
 FINANCING ACTIVITIES
 Net cash provided (used) by:
  Deposits                                                                           (3,458.5)      (733.5)
  Federal funds purchased and securities sold under agreements to repurchase          1,154.3       (138.9)
  Short-term borrowings                                                                 (52.9)         6.2
 Long-term debt transactions:
  Proceeds                                                                              359.3        145.0
  Principal payments                                                                    (77.8)      (119.6)
 Redemption of preferred stock                                                         (167.0)         --
 Proceeds from dividend reinvestment, stock option, and stock purchase plans             12.8         26.6
 Purchase of treasury stock and stock warrants                                         (106.2)       (57.8)
 Stock warrants exercised                                                                 3.6         --
 Cash dividends                                                                         (72.4)       (69.0)
    Net cash used by financing activities                                             (2,404.8)     (941.0)
    Change in cash and cash equivalents                                               (1,107.0)   (1,500.7)
 Cash and cash equivalents at beginning of period                                      2,713.5     3,414.2
    Cash and cash equivalents at end of period                                       $ 1,606.5   $ 1,913.5



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
Basis of Presentation

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

NOTE B
Accounting Changes

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported its entire $3.3 billion of investment securities as available for sale. SFAS 115 requires that investments in debt securities and equity securities with readily determinable fair values be classified into one of three categories which then establishes the accounting requirements. The accounting for two of the categories, trading securities and held-to-maturity securities, is essentially the same as prior practice. The other category, available-for-sale securities, is accounted for at fair value with unrealized holding gains or losses being reported as a separate component of shareholders' equity. At June 30, 1994, the Company's available-for-sale securities portfolio was $3.9 billion, with an after-tax unrealized loss of $51.9 million recorded in shareholders' equity.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN The Financial Accounting Standards Board has issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the loans' effective interest rate, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The adoption of this Statement is required for fiscal years beginning after December 15, 1994. The adoption of SFAS 114 is not expected to have a material effect on the Company.

NOTE C
Business Combinations and Asset Acquisitions

On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to acquire Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. As of June 30, 1994, MFC had approximately $8.0 billion in assets, $5.6 billion in deposits, and more than 200 offices principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company will issue .6803 shares of FBS common stock for each share of MFC's outstanding common stock at closing, subject to certain adjustments based on changes in FBS stock price. Based on current outstanding MFC shares, approximately 21.2 million shares would be issued. The transaction, which will be accounted for using the pooling-of-interests method, is subject to the approval of regulatory agencies and both companies' shareholders and is expected to close in the first quarter of 1995.

On April 29, 1994, the Company completed the acquisition of First Financial Investors, Inc., the holding company for St. Louis Bank for Savings, FSB, located in Duluth, Minnesota. This acquisition was accounted for under the purchase method of accounting and is not material to the Company's financial position.

On March 25, 1994, the Company completed the acquisition of Boulevard Bancorp, Inc. ("Boulevard"), a commercial bank holding company headquartered in Chicago, Illinois, and under the terms of the purchase agreement, 6.2 million shares of the Company's common stock were issued. In addition, Boulevard's outstanding stock options and warrants were converted into stock options and warrants for the Company's common stock, at the same conversion rate.

In connection with the Boulevard acquisition, the Company announced it would buy back existing shares of its common stock approximately equal to the number of shares issued at the time of closing of the Boulevard acquisition. The repurchase of these shares began in October 1993 and was completed in June 1994.

The acquisition of Boulevard was accounted for under the purchase method of accounting, and accordingly, the purchase price of $206.2 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired was recorded as goodwill. Core deposit intangibles of $23 million are being amortized over the estimated lives of the deposits of approximately 10 years, and goodwill of $144 million is being amortized over 25 years. The total assets acquired and liabilities assumed at the time of acquisition were $1.6 billion and $1.5 billion, respectively. The results of operations of Boulevard have been included in the Company's Consolidated Statement of Income since the date of acquisition.

The following pro forma operating results of the Company assume that the Boulevard acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results.

                                          Six Months Ended
                                              June 30,
    (In Millions, Except Per-Share
Amounts)                                   1994       1993
Net interest income                      $590.3    $584.8
Net income                                184.3     112.0
Net income per share                        1.52       .81

                                         Three Months Ended
                                               June 30,
   (In Millions, Except Per-Share
Amounts)                                   1994       1993
Net interest income                      $296.3     $297.9
Net income                                102.7       33.5
Net income per share                         .87        .22

The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

On February 28, 1994, the Company completed the acquisitions of American Bankshares of Mankato, Inc. and Eagle Insurance Agency. These acquisitions, accounted for using the pooling-of-interests method, are not material to the Company's financial position or operating results and prior years were not restated.

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

Additionally, the Company has signed agreements to acquire two financial institutions in markets in which the Company has an existing presence, serving to strengthen the Company's retail banking market shares in these communities. United Bank of Bismarck, with approximately $123 million in assets, is located in Bismarck, North Dakota. Green Mountain Bancorporation, Inc., the holding company for Green Mountain Bank, located in Lakewood, Colorado, has approximately $32 million in assets. These acquisitions are expected to close in the third quarter of 1994.

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

NOTE D
Securities

The detail of the amortized cost and fair value of securities consisted of the following:

                                     June 30, 1994          March 31, 1994       December 31, 1993       June 30, 1993
                                   Amortized     Fair    Amortized     Fair    Amortized      Fair   Amortized      Fair
(In Millions)                        Cost       Value       Cost       Value     Cost         Value    Cost         Value
U.S. Treasury                     $1,626       $1,575    $1,855       $1,829    $1,527       $1,541    $1,858       $1,892
Mortgage-backed securities         1,603        1,556     1,750        1,730     1,286        1,300     1,242        1,259
Other U.S. agencies                  217          212       260          260        51           52       278          280
State and political subdivisions     183          189       186          194       184          196       183          197
Other                                318          331       312          321       216          230       376          385
 Total                            $3,947       $3,863    $4,363       $4,334    $3,264       $3,319    $3,937       $4,013

As described in Note B to the Consolidated Financial Statements, the Company adopted SFAS 115 at December 31, 1993, and at that date, all of the Company's investment securities were classified as available for sale. At June 30, 1993, investment securities with amortized cost totaling $3.9 billion were held as long-term investments, and securities held for sale totaling $216 million were carried at lower of cost or market.

NOTE E
Loans

The composition of the loan portfolio was as follows:

                                       June 30    March 31    December 31    June 30
(In Millions)                           1994       1994          1993         1993
COMMERCIAL:
 Commercial*                         $ 7,039    $ 6,713     $ 6,176        $ 5,864
 Financial institutions                  876      1,370       2,004          1,573
 Real estate:
  Commercial mortgage                  1,696      1,599       1,495          1,496
  Construction                           256        262         231            203
 HLTs                                    260        191         183            209
   Total commercial loans             10,127     10,135      10,089          9,345
CONSUMER:
 Residential mortgage                  2,375      2,389       2,422          2,552
 Residential mortgage held for sale      284        355       1,088          1,068
 Home equity and second mortgage       2,028      1,803       1,755          1,489
 Credit card                           2,142      1,801       1,757          1,762
 Revolving credit                        661        666         690            643
 Automobile                              413        429         342            427
 Installment                             390        384         376            438
 Student loans held for sale             284        294         260            240
   Total consumer loans                8,577      8,121       8,690          8,619
   Total loans                       $18,704    $18,256     $18,779        $17,964

* Tax-exempt industrial development loans dependent upon real estate interests included in commercial loans were aproximately $213 million, $218 million, $218 million and $256 million at June 30, 1994, March 31, 1994, December 31, 1993, and June 30, 1993, respectively.

NOTE F
Long-Term Debt

During June 1994, the Company's largest subsidiary bank, First Bank National Association, completed a $100 million subordinated debt offering bearing interest at the rate of 7.55% with a maturity date of June 15, 2004. These notes may not be redeemed prior to maturity.

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                       June 30    March 31    December 31    June 30
(In Millions)                                                            1994       1994          1993         1993
Fixed-rate 8.00% subordinated debentures - due October 31, 1994     $       11 $       11      $   --         $  --
Floating-rate subordinated capital notes - due November 29, 1996           150        150         150           150
Floating-rate subordinated capital notes - due May 30, 1997                 --         --          --            93
Fixed-rate 6.63% subordinated notes - due May 15, 2003                     100        100         100           100
Fixed-rate 6.00% subordinated notes - due October 15, 2003                 100        100         100            --
Fixed-rate 7.55% subordinated notes - due June 15, 2004                    100         --          --            --
Fixed-rate 8.00% subordinated notes - due July 2, 2004                     125        125         125           125
Step-up subordinated notes - due August 15, 2005                           100        100         100            --
Floating-rate subordinated notes - due November 30, 2010                   107        107         107           107
Medium-term notes (4.33% to 9.91%) - maturities to April 1997              433        314         248           192
Other                                                                       86         83          85            90
 Total                                                                  $1,312     $1,090      $1,015         $ 857

NOTE G
Shareholders' Equity

On May 18, 1994, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. The shares will be used for issuance under the Employee Stock Purchase Plan, the Dividend Reinvestment Plan and other corporate purposes. As of June 30, 1994, approximately 188,000 shares with a cost of $7.1 million had been repurchased.

On January 19, 1994, the Board of Directors authorized the redemption of $159.3 million of the Company's preferred stock, consisting of the entire $89 million of Preferred Stock Series 1989A and the entire $70.3 million of Preferred Stock Series 1989B. This redemption was completed on April 1, 1994. During 1993, the Company had redeemed the $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock. As of June 30, 1994, the Company had repurchased $8.6 million of the Preferred Stock Series 1991A.

The Company completed its previously announced common stock repurchase programs, including the program related to the Boulevard acquisition. The repurchased shares were used to replace a portion of the shares issued in connection with the Boulevard and Bank Shares Incorporated acquisitions, to provide for issuances under the Employee Stock Purchase Plan, the Dividend Reinvestment Plan and other corporate purposes.

NOTE H
Income Taxes

The components of income tax expense were:

                                                       Three Months Ended
                                   June 30    March 31    December 31    September 30    June 30
(In Millions)                       1994        1994         1993            1993         1993
FEDERAL:
 Current tax                      $43.2      $38.0       $12.6          $48.1           $ 3.6
 Deferred tax provision (credit)   10.8       10.8        35.1           (4.8)           17.3
  Federal income tax               54.0       48.8        47.7           43.3            20.9
STATE:
 Current tax                        8.0        8.3         4.3           10.3             5.8
 Deferred tax provision (credit)    0.1        0.2         5.3           (0.1)           --
  State income tax                  8.1        8.5         9.6           10.2             5.8
Total income tax provision        $62.1      $57.3       $57.3          $53.5           $26.7

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                    Three Months Ended
                                              June 30    March 31    December 31    September 30    June 30
(In Millions)                                  1994        1994         1993            1993         1993
Tax at statutory rate (35%; 34% prior
to September 30, 1993)                       $57.7      $54.5       $53.6          $52.4           $20.5
State income tax, net of federal tax benefit   5.3        5.5         6.3            6.5             3.2
Tax effect of:
 Tax-exempt interest:
  Loans                                       (1.5)      (1.4)       (1.6)          (1.9)           (1.9)
  Securities                                  (1.0)      (1.0)       (0.9)          (1.1)           (1.3)
 Amortization of goodwill                      2.3        1.5         1.6            1.7             2.5
 Non-deductible interest expense               0.2        0.1         0.4            0.5             4.3
 Change in tax rate on deferred assets        --         --          --             (6.6)           --
 Other items                                  (0.9)      (1.9)       (2.1)           2.0            (0.6)
Applicable income taxes                      $62.1      $57.3       $57.3          $53.5           $26.7

At June 30, 1994, the Company's net deferred tax asset was $229.9 million, compared with $219.7 million at March 31, 1994, $160.0 million at December 31, 1993, and $195.5 million at June 30, 1993.

NOTE I
Commitments, Contingent Liabilities and Off-Balance Sheet Financial
Instruments

The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its interest rate risk. The contract or notional amounts of these financial instruments were as follows:

                                                                June 30    March 31     December 31     June 30
(In Millions)                                                    1994        1994          1993          1993
Commitments to extend credit (net):
 Commercial                                                    $6,768     $6,340      $5,714          $5,794
 Corporate Payment System                                       2,082      2,037       1,744           1,523
 Consumer credit card                                           7,487      6,636       5,208           4,016
 Other consumer                                                 2,419      2,244       2,391           2,986
Standby letters of credit (net of participations)               1,252      1,225       1,208           1,279
Interest rate swap contracts:
 Hedge                                                          2,982      3,092       2,811           2,684
 Intermediated                                                    189        199         199             319
Interest rate options contracts:
 Hedge interest rate floors puchased                              950        950         950             250
 Intermediated interest rate caps and floors purchased            220        214         198             172
 Intermediated interest rate caps and floors written              220        214         198             172
Liquidity support guarantees and futures and forward contracts    400        628       1,509           1,825
Foreign currency commitments:
 Commitments to purchase                                        1,429      1,171       1,101             929
 Commitments to sell                                            1,432      1,166       1,100             929
Mortgages sold with recourse                                      142        201         198             304
Commitments to sell loans                                         878        973         132              92

The Company enters into interest rate swap contracts to hedge its balance sheet for risk caused by fluctuations in interest rates and as an intermediary for customers. Activity for the six months ended June 30, 1994, with respect to interest rate swaps which the Company used to hedge medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, and savings certificates was as follows:

 (In Millions)
Notional amount outstanding at December 31, 1993         $2,811
Additions                                                   600
Maturities                                                  429
Terminations                                                 --
 Notional amount outstanding at June 30, 1994            $2,982
 Notional amount outstanding at June 30, 1993            $2,684


For interest rate swaps designated as hedges, the weighted average interest rates to be paid were 4.27 percent and 3.26 percent at June 30, 1994, and 1993, respectively. At these same dates, the weighted average interest rates to be received were 6.75 percent and 7.11 percent. FBS is a receiver of fixed and payer of floating on all hedges as of June 30, 1994. The amortization of deferred gains and losses on terminated hedges decreased net interest income by $.1 million and $.2 million in the second quarters of 1994 and 1993, respectively. Unamortized deferred losses, net of gains, were $1.5 million at June 30, 1994. The Company will amortize these losses and gains through the year 2000. At June 30, 1994, interest rate floors totaling $950 million with an average remaining maturity of 3.5 years hedged floating rate commercial loans. At June 30, 1993, interest rate floors totaling $250 million with an average maturity of 4.8 years hedged floating rate commercial loans. For interest rate floors designated as hedges, the strike rate ranged from 3.25 to 4.00 at June 30, 1994, and was 4.00 at June 30, 1993.


NOTE J
Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $981 million, $1,105 million, $1,061 million, and $1,224 million at June 30, 1994, March 31, 1994, December 31, 1993, and June 30, 1993, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                                  Six Months Ended June 30
(In Millions)                                                                         1994         1993
Income taxes paid                                                                 $    90.1     $ 43.5
Interest paid                                                                         244.3      322.8
Net noncash transfers to foreclosed property                                            5.5       15.0
Noncash merger-related transfers to securities held for sale                            --       181.6
Change in unrealized loss on available-for-sale securities, net of taxes of $52.6     (85.9)       --
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                                                174.4       40.8
 Liabilities assumed                                                                 (158.6)     (37.8)
  Net                                                                             $    15.8     $  3.0
Stock acquisition of Boulevard and related subsidiaries:
 Fair value of noncash assets acquired                                              1,674.0        --
 Net cash acquired                                                                     72.8        --
 Liabilities assumed                                                               (1,540.6)       --
  Net value of common stock issued                                                $   206.2        --

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                     1994                               1993
                                         -----------------------------       -----------------------------
                                                                                                             % Change
                                                               Interest                           Interest    Average
                                                                Yields                             Yields     Balance
For the Six Months Ended June 30                                 and                                and       Increase
(In Millions)                             Balance     Interest   Rates        Balance   Interest    Rates     (Decrease)
ASSETS
Securities:
 U.S. Treasury                            $ 1,714    $    44.5    5.24%      $ 1,834    $ 53.1       5.84%       (6.5)%
 Mortgage-backed securities                 1,518         43.6    5.79         1,565      49.2       6.34        (3.0)
 State & political subdivisions               184         10.1   11.07           190      10.4      11.04        (3.2)
 U.S. agencies and other                      442         11.2    5.11           565      13.9       4.96       (21.8)
  Total securities                          3,858        109.4    5.72         4,154     126.6       6.15        (7.1)
  Unrealized loss on
   available-for-sale securities               (8)
  Net securities                            3,850                              4,154
Trading account securities                     62          1.3    4.23           103       2.2       4.31       (39.8)
Federal funds sold and resale agreements      456          7.9    3.49           955      13.9       2.94       (52.3)
Loans:
 Commercial:
  Commercial                                6,760        239.1    7.13         6,008     215.7       7.24        12.5
  Financial institutions                    1,420         17.3    2.46         1,050      14.4       2.77        35.2
  Real Estate:
   Commercial mortgage                      1,557         64.5    8.35         1,529      63.2       8.34         1.8
   Construction                               238          8.9    7.54           212       8.0       7.61        12.3
   Total commercial                         9,975        329.8    6.67         8,799     301.3       6.91        13.4
 Consumer:
  Residential mortgage                      2,369         86.2    7.34         2,560     104.8       8.26        (7.5)
  Residential mortgages held for sale         478         15.9    6.71           759      27.7       7.36       (37.0)
  Credit card                               1,880        114.2   12.25         1,727     118.9      13.88         8.9
  Other                                     3,550        158.8    9.02         3,140     145.7       9.36        13.1
   Total consumer                           8,277        375.1    9.14         8,186     397.1       9.78         1.1
   Total loans                             18,252        704.9    7.79        16,985     698.4       8.29         7.5
 Allowance for credit losses                  445                                454                             (2.0)
  Net loans                                17,807                             16,531                              7.7
Other earning assets                          117          2.5    4.31           190       4.5       4.78       (38.4)
   Total earning assets*                   22,745        826.0    7.32        22,387     845.6       7.62         1.6
Cash and due from banks                     1,664                              1,637                              1.6
Other assets                                1,641                              1,662                             (1.3)
    Total assets                          $25,597                            $25,232                              1.4
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits             $ 6,293                            $ 5,776                              9.0%
 Interest-bearing deposits:
  Interest checking                         2,626         18.1    1.39         2,430      26.6       2.21         8.1
  Money market accounts                     3,978         49.7    2.52         3,898      46.0       2.38         2.1
  Other savings accounts                    1,472         14.1    1.93         1,463      16.1       2.22         0.6
  Savings certificates                      4,252         62.9    2.98         5,303     103.3       3.93       (19.8)
  Certificates over $100,000                1,008         29.6    5.92         1,231      35.6       5.83       (18.1)
  Total interest-bearing deposits          13,336        174.4    2.64        14,325     227.6       3.20        (6.9)
Short-term borrowings                       1,831         36.5    4.02         1,220      24.2       4.00        50.1
Long-term debt                              1,140         29.9    5.29           831      26.1       6.33        37.2
  Total interest-bearing liabilities       16,307        240.8    2.98        16,376     277.9       3.42        (0.4)
Other liabilities                             767                                753                              1.9
Preferred equity                              157                                379                            (58.6)
Common equity                               2,073                              1,948                              6.4
  Total liabilities and
    shareholders' equity                  $25,597                            $25,232                              1.4
Net interest income                                     $585.2                             $567.7
Gross interest margin                                            4.34%                              4.20%
Gross interest margin without
 taxable-equivalent increments                                   4.28%                              4.11%
Net interest margin                                              5.19%                              5.11%
Net interest margin without taxable-
 equivalent increments                                           5.12%                              5.03%

  Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent for 1994 and 34 percent for 1993.

  Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.











CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES



                                                     1994                               1993
                                         -----------------------------       -----------------------------
                                                                                                             % Change
                                                              Interest                           Interest     Average
                                                                Yields                             Yields     Balance
For the Three Months Ended June 30                                 and                                and    Increase
(In Millions)                             Balance     Interest   Rates        Balance   Interest    Rates   (Decrease)
ASSETS
Securities:
 U.S. Treasury                            $ 1,762    $    22.9    5.21%      $ 1,849    $ 26.6       5.77%       (4.7)%
 Mortgage-backed securities                 1,686         24.4    5.80         1,657      24.2       5.86         1.8
 State & political subdivisions               185          5.2   11.27           195       5.4      11.11        (5.1)
 U.S. agencies and other                      554          7.2    5.21           512       5.9       4.62         8.2
  Total securities                          4,187         59.7    5.72         4,213      62.1       5.91        (0.6)
  Unrealized loss on
   available-for-sale securities              (59)                                --
    Net securities                          4,128                              4,213
Trading account securities                     61          0.7    4.60           108       1.1       4.09       (43.5)
Federal funds sold and resale agreements      366          3.6    3.95           758       5.5       2.91       (51.7)
Loans:
 Commercial:
  Commercial                                7,071        128.2    7.27         6,038     111.8       7.43        17.1
  Financial institutions                    1,129          5.6    1.99         1,191       7.3       2.46        (5.2)
  Real Estate:
   Commercial mortgage                      1,610         33.8    8.42         1,535      31.8       8.31         4.9
   Construction                               247          4.8    7.79           199       3.6       7.26        24.1
    Total commercial                       10,057        172.4    6.88         8,963     154.5       6.91        12.2
 Consumer:
  Residential mortgage                      2,377         42.6    7.19         2,567      51.1       7.98        (7.4)
  Residential mortgages held for sale         317          5.4    6.83           878      15.6       7.13       (63.9)
  Credit card                               2,023         58.0   11.50         1,727      58.0      13.47        17.1
  Other                                     3,695         86.1    9.35         3,157      72.9       9.26        17.0
    Total consumer                          8,412        192.1    9.16         8,329     197.6       9.52         1.0
    Total loans                            18,469        364.5    7.92        17,292     352.1       8.17         6.8
 Allowance for credit losses                  452                                448                              0.9
    Net loans                              18,017                             16,844                              7.0
Other earning assets                          122          1.3    4.27            84       1.3       6.21        45.2
    Total earning assets*                  23,205        429.8    7.43        22,455     422.1       7.54         3.3
Cash and due from banks                     1,682                              1,701                             (1.1)
Other assets                                1,749                              1,639                              6.7
    Total assets                          $26,125                            $25,347                              3.1
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits             $ 6,187                            $ 6,272                             (1.4)%
 Interest-bearing deposits:
  Interest checking                         2,681          9.4    1.41         2,428      12.7       2.10        10.4
  Money market accounts                     3,978         25.5    2.57         3,874      22.0       2.28         2.7
  Other savings accounts                    1,561          7.7    1.98         1,447       8.1       2.25         7.9
  Savings certificates                      4,244         32.1    3.03         5,049      46.4       3.69       (15.9)
  Certificates over $100,000                1,004         14.6    5.83         1,214      17.8       5.88       (17.3)
    Total interest-bearing deposits        13,468         89.3    2.66        14,012     107.0       3.06        (3.9)
Short-term borrowings                       2,258         23.8    4.23         1,192      12.6       4.24        89.4
Long-term debt                              1,222         16.5    5.42           847      13.0       6.16        44.3
  Total interest-bearing liabilities       16,948        129.6    3.07        16,051     132.6       3.31         5.6
Other liabilities                             750                                696                              7.8
Preferred equity                              106                                379                            (72.0)
Common equity                               2,134                              1,949                              9.5
    Total liabilities and
     shareholders' equity                 $26,125                            $25,347                             3.1
Net interest income                                     $300.2                          $289.5
Gross interest margin                                            4.36%                              4.23%
Gross interest margin without
 taxable-equivalent increments                                   4.29%                              4.15%
Net interest margin                                              5.19%                              5.17%
Net interest margin without taxable-
 equivalent increments                                           5.12%                              5.09%

  Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent for 1994 and 34 percent for 1993.

  Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.





Part II -- Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

11 Computation of Primary and Fully Diluted Net Income Per Common Share

12 Computation of Ratio of Earnings to Fixed Charges

(B) REPORTS ON FORM 8-K

During the three months ended June 30, 1994, the Company filed the following reports on Form 8-K:

 Form 8-K filed April 20, 1994, relating to first quarter 1994 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST BANK SYSTEM, INC.
                                                     /s/ DAVID J. PARRIN
                                                 By:     David J. Parrin
                                      Senior Vice President & Controller
                  (Chief Accounting Officer and Duly Authorized Officer) August 15, 1994


EXHIBIT 11

COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER COMMON SHARE

                                                                        SIX MONTHS ENDED JUNE 30   THREE MONTHS ENDED JUNE 30
(Dollars In Millions, Except Per Share Data)                                1994         1993         1994           1993
PRIMARY:
Average shares outstanding                                              111,979,891  112,792,351  114,125,408     112,528,399
Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury stock method using
 average market price                                                     1,507,954      897,192    2,083,817         863,758
                                                                        113,487,845  113,689,543  116,209,225     113,392,157
Net income                                                                   $201.2       $111.0       $102.7           $33.5
Preferred dividends                                                            (7.4)       (14.9)        (1.9)           (7.4)
Net income applicable to common equity                                       $193.8        $96.1        100.8           $26.1
Net income per common share                                                   $1.71        $0.85        $0.87           $0.23
FULLY DILUTED:*
Average shares outstanding                                              111,979,891  112,792,351  114,125,408     112,528,399
Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury stock method using
 average market price or period-end market price, whichever is higher     1,966,056      983,346    2,109,998         943,165
Assumed conversion of Series 1991A Preferred Stock                        3,655,684           --    3,655,684              --
                                                                        117,601,631  113,775,697  119,891,090     113,471,564
Net income                                                                   $201.2       $111.0       $102.7           $33.5
Preferred dividends                                                            (3.6)       (10.9)          --            (5.4)
Series 1991A Preferred Stock dividend                                            --         (4.0)          --            (2.0)
Net income applicable to common equity                                       $197.6        $96.1       $102.7           $26.1
Net income per common share                                                   $1.68        $0.84        $0.86           $0.23


* This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 17 of APB Opinion No. 15 because it results in dilution of less than 3%.


EXHIBIT 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                            Six         Three
                                                                         Months        Months
                                                                          Ended         Ended
                                                                        June 30       June 30
(Dollars in Thousands)                                                     1994          1994
EARNINGS
 1. Net income                                                            $201,200   $102,700
 2. Applicable income taxes                                                119,400     62,100
 3. Net income before taxes (1 + 2)                                       $320,600   $164,800
 4. Fixed charges:
    a. Interest expense excluding interest on deposits                    $ 66,400   $ 40,300
    b. Portion of rents representative of interest and amortization
       of debt expense                                                      13,418      7,642
    c. Fixed charges excluding interest on deposits (4a + 4b)               79,818     47,942
    d. Interest on deposits                                                174,400     89,300
    e. Fixed charges including interest on deposits (4c + 4d)             $254,218   $137,242
 5. Amortization of interest capitalized                                  $  2,383   $  1,229
 6. Earnings excluding interest on deposits (3 + 4c + 5)                   402,801    213,971
 7. Earnings including interest on deposits (3 + 4e + 5)                   577,201    303,271
 8. Fixed charges excluding interest on deposits (4c)                       79,818     47,942
 9. Fixed charges including interest on deposits (4e)                      254,218    137,242
RATIO OF EARNINGS TO FIXED CHARGES
10. Excluding interest on deposits (line 6/line 8)                            5.05       4.46
11. Including interest on deposits (line 7/line 9)                            2.27       2.21







FIRST BANK SYSTEM                                   First Class
P.O. Box 522                                        U.S. Postage
Minneapolis, Minnesota                              PAID
55480                                               Permit No. 2440
                                                    Minneapolis, MN

SHAREHOLDER INQUIRIES

STOCK AND DIVIDEND INFORMATION
For matters related specifically to First Bank System stock records or dividend payments, contact the Office of the Corporate Secretary, 612-973-0334.

DIVIDEND REINVESTMENT
For information regarding First Bank System's dividend reinvestment plan, contact First Chicago Trust Company of New York, P.O. Box 13531, Newark, New Jersey 07188-0001, 800-446-2617.

FINANCIAL INFORMATION
For further information contact John Danielson, Senior Vice President, 612-973-2261, or Karin Glasgow, Assistant Vice President, 612-973-2264.