Form 10-Q
period 1994-09-30
FIRST BANK SYSTEM INC
filed 1994-11-09
CIK 36104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
[X]
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                      OR
[ ]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM (NOT APPLICABLE)
                        COMMISSION FILE NUMBER 1-6880
                           FIRST BANK SYSTEM, INC.
            (Exact name of registrant as specified in its charter)
                                   DELAWARE
                       (State or other jurisdiction of
                        incorporation or organization)
                                  41-0255900
                               (I.R.S. Employer
                             Identification No.)
                              FIRST BANK PLACE,
                           601 SECOND AVENUE SOUTH,
                      MINNEAPOLIS, MINNESOTA 55402-4302
            (Address of principal executive offices and Zip Code)
                                 612-973-1111
             (Registrant's telephone number, including area code)
                               (NOT APPLICABLE)
             (Former name, former address and former fiscal year,
                        if changed since last report).

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


               Class                        Outstanding as of October 31, 1994
  Common Stock, $1.25 Par Value                      114,070,025 shares

Total # of pages: 25
Exhibit Index appears on page 1.


FINANCIAL SUMMARY

                                                    Nine Months Ended                       Three Months Ended
                                              September 30    September 30    September 30         June 30   September 30
(Dollars in Millions, Except Per Share Data)          1994            1993            1994            1994           1993
Income before merger-related charges                $309.3          $252.1          $108.1          $102.7          $91.1
Merger-related charges (after-tax)                     --             50.0             --              --             --
 Net income                                         $309.3          $202.1          $108.1          $102.7          $91.1
Return on average assets:
 Before merger-related charges                        1.61%           1.33%           1.66%           1.58%          1.41%
 Based on net income                                  1.61            1.07            1.66            1.58           1.41
Return on average common equity:
 Before merger-related charges                        19.1            15.7            19.4            18.9           16.8
 Based on net income                                  19.1            12.3            19.4            18.9           16.8
Net interest margin (taxable-equivalent basis)        5.24            5.09            5.33            5.19           5.06
Efficiency ratio                                      57.4            66.0            56.5            57.8           59.2
Efficiency ratio excluding merger-related
charges                                               57.4            60.4            56.5            57.8           59.2
PER COMMON SHARE
Income before merger-related charges                $ 2.62         $  2.02         $  0.91         $  0.87         $ 0.74
Merger-related charges (after-tax)                     --             0.44            --              --             --
 Net income                                         $ 2.62         $  1.58         $  0.91         $  0.87         $ 0.74
Dividends paid                                        0.87            0.75            0.29            0.29           0.25
Common shareholders' equity                                                          19.28           18.74          17.72
PERIOD END
Loans                                                                              $19,110         $18,704        $18,568
Allowance for credit losses                                                            437             440            427
Assets                                                                              26,330          25,932         25,941
Deposits                                                                            18,793          18,917         20,466
Total shareholders' equity                                                           2,319           2,245          2,276
Common equity to total assets                                                          8.4%            8.3%           7.7%
Tier 1 capital ratio                                                                   8.2             8.3            9.5


TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX


PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of
 Financial Condition and Results of Operations (Item 2) 2 Financial Statements (Item 1):
 Consolidated Balance Sheet                               12
 Consolidated Statement of Income                         13
 Consolidated Statement of Shareholders' Equity           14
 Consolidated Statement of Cash Flows                     15
 Notes to Consolidated Financial Statements               16
Selected Statistical Information:
 Consolidated Daily Average Balance Sheet and
  Related Yields and Rates (Nine Months Ended)            22
 Consolidated Daily Average Balance Sheet and
  Related Yields and Rates (Three Months Ended)           23
PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)                 24
Signature                                                 24
Exhibit 11 - Computation of Primary and
  Fully Diluted Net Income Per Common Share               25
Exhibit 12 - Computation of Ratio of
  Earnings to Fixed Charges                               25



                     MANAGEMENT'S DISCUSSION AND ANALYSIS



EARNINGS SUMMARY First Bank System, Inc. (the "Company") reported third quarter 1994 earnings of $108.1 million, an increase of $17.0 million, or 18.7 percent, from the third quarter of 1993. On a per share basis, earnings were $.91 in the third quarter of 1994, compared with earnings of $.74 in the third quarter of 1993, an increase of 23.0 percent.


Return on average assets increased to 1.66 percent in the third quarter of 1994 from 1.41 percent in the third quarter of 1993, and return on average common equity increased to 19.4 percent from 16.8 percent over the same period. The efficiency ratio, the ratio of expenses to revenues, was 56.5 percent, improving from 59.2 percent in the third quarter of 1993.


The Company's net income for the first nine months of 1994 was $309.3 million, or $2.62 per share, compared with $202.1 million, or $1.58 per share, in the first nine months of 1993. Included in 1993's net income was $50.0 million, or $.44 per share, in after-tax merger-related charges associated with the acquisition of Colorado National Bankshares, Inc. ("CNB"). Excluding these merger-related charges, earnings for the first nine months of 1994 increased $57.2 million, or 22.7 percent, and earnings per share increased $.60, or 29.7 percent, from the first nine months of 1993.


TABLE 1
Summary of Consolidated Income

                                                                                    Three Months Ended

(Taxable-Equivalent Basis;                            September 30        June 30    March 31    December 31    September 30
Dollars In Millions, Except Per Share Data)                   1994           1994        1994           1993            1993
 --------------------------------------------------------------------------------------------------------------------------------

Interest income                                             $455.8         $429.8      $396.2         $414.7          $419.2
Interest expense                                             145.7          129.6       111.2          121.4           129.6


 Net interest income                                         310.1          300.2       285.0          293.3           289.6
Provision for credit losses                                   23.0           23.0        24.0           27.0            27.0


 Net interest income after provision for credit losses       287.1          277.2       261.0          266.3           262.6
Noninterest income                                           159.4          153.7       151.8          145.9           142.0
Noninterest expense                                          266.9          262.2       253.3          255.3           255.7


 Income before income taxes                                  179.6          168.7       159.5          156.9           148.9
Taxable-equivalent adjustment                                  3.9            3.9         3.7            3.7             4.3
Income taxes                                                  67.6           62.1        57.3           57.3            53.5


 Net income                                                 $108.1         $102.7      $ 98.5         $ 95.9          $ 91.1


Return on average assets                                      1.66%          1.58%       1.59%          1.45%           1.41%
Return on average common equity                               19.4           18.9        18.8           18.3            16.8
Net interest margin                                           5.33           5.19        5.19           5.00            5.06
Efficiency ratio                                              56.5           57.8        58.0           58.1            59.2


Per share:
 Net income                                                 $ 0.91         $ 0.87      $ 0.84         $ 0.81          $ 0.74
 Common dividends paid                                        0.29           0.29        0.29           0.25            0.25



ACQUISITIONS On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to acquire Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. As of September 30, 1994, MFC had approximately $8.1 billion in assets, $5.5 billion in deposits and more than 200 offices principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company will issue .6803 share of FBS common stock for each share of MFC's outstanding common stock at closing, subject to certain adjustments based on changes in FBS stock price. Based on current outstanding MFC shares, approximately 21.4 million shares would be issued. The transaction, which will be accounted for using the pooling-of-interests method, is subject to the approval of regulatory agencies and both companies' shareholders and is expected to close in the first quarter of 1995.


On October 18, 1994, the Company announced that it had signed an agreement to acquire First Western Corporation ("FWC"), a $323 million bank holding company based in Sioux Falls, South Dakota. FWC owns Western Bank, which has nine branches in South Dakota. The acquisition is subject to the approval of regulatory agencies and is expected to close in the first quarter of 1995.


The Company completed two previously announced acquisitions in existing markets during the quarter, serving to strengthen the Company's retail banking market shares in these communities. United Bank of Bismarck, which was acquired on September 9, 1994, had assets of $121 million and is located in Bismarck, North Dakota. Green Mountain Bancorporation, Inc., which was acquired on September 30, 1994, had assets of $35 million and is located in Lakewood, Colorado.

On September 2, 1994, the Company completed a previously announced agreement to acquire the domestic corporate trust business of J. P. Morgan & Co., Incorporated. This business unit provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships.


LINE OF BUSINESS FINANCIAL REVIEW Each of the Company's three business lines--Retail and Community Banking, Commercial Banking, and the Trust and Investment Group--contributed to the strong financial performance for the nine months ended September 30, 1994. Compared with the first nine months of 1993 results, earnings increases for the three business lines were 31.1 percent, 10.4 percent and 8.4 percent, respectively. The results for 1994 include the operating results of Boulevard Bancorp, Inc. ("Boulevard"), a $1.6 billion commercial bank holding company, since its acquisition on March 25, 1994.


Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1994 certain methodologies were changed, and accordingly, results for 1993 have been restated to conform to the current presentation basis.


Retail And Community Banking. Retail and Community Banking, which includes consumer, small business and middle market banking services, residential mortgage lending, consumer and corporate credit card services, and merchant payment processing, achieved strong revenue growth while containing costs. Earnings increased 34.7 percent in the third quarter of 1994 and 31.1 percent in the first nine months of 1994 compared with the same periods last year. Third quarter return on average assets increased to 1.51 percent from 1.18 percent and return on average common equity increased to 18.2 percent from 15.6 percent over the same period. These ratios showed similar improvement on a year-to-date basis.



The strong improvement in earnings is due to improvements in net interest income, noninterest income and the provision for credit losses, partially offset by slight increases in noninterest expense as a result of acquisitions. Net interest income increases are primarily attributable to successful home equity loan promotions and strong small- and middle-market business lending. Noninterest income increased primarily due to growth in mutual funds, the Corporate Card, the Purchasing Card, the new Northwest Airlines WorldPerks credit card and merchant processing. The efficiency ratio improved 430 basis points in the third quarter and 380 basis points in the first nine months of 1994 compared with the same periods in 1993.



Commercial Banking. Commercial Banking, which provides lending, cash management, and other financial services to middle market, large corporate and mortgage banking companies, reported a return on average assets of 1.81 percent in the third quarter and 1.76 percent for the first nine months of 1994. These ratios improved from 1.63 percent and 1.54 percent in the same periods in 1993.


Year-to-date earnings improved by 10.4 percent compared with the first nine months of 1993. The earnings increase reflects continuing improvement in credit quality and further reduction of noninterest expenses. Although net interest income and noninterest income were relatively unchanged over the same period last year, Commercial Banking had solid growth in most loan categories which was offset by a significiant decline in loans to the rapidly consolidating mortgage banking industry. The efficiency ratio improved to
32.5 percent in the third quarter and 32.7 percent in the first nine months of 1994 compared to 33.9 percent in both the third quarter and the first nine months of 1993.



Trust And Investment Group. The Trust and Investment Group, which includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company, reported an earnings decrease of
14.4 percent in the third quarter and an increase of 8.4 percent in the first nine months of 1994 compared with similar periods in the prior year. The return on average common equity was 18.8 percent in the third quarter and 23.1 percent in the first nine months of 1994 compared with 28.9 percent and 25.5 percent in the same periods in 1993.



Compared with third quarter of 1993, the current quarter's net interest income decreased primarily due to a reduction in balances from mortgage custody accounts. Noninterest income and noninterest expenses increased primarily due to recent acquisitions. For the first nine months of 1994, stronger noninterest income is primarily due to growth in Corporate Trust and investment sales and management fees. The efficiency ratio was 73.2 percent in the third quarter and 71.3 percent in the first nine months of 1994 compared with 69.6 percent and 73.3 percent in the same periods in 1993.


TABLE 2
Line of Business Financial Performance

                                                                                       Trust and
                                        Retail & Community        Commercial           Investment           Consolidated
                                              Banking               Banking               Group               Company
                                        ------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                        ------------------------------------------------------------------------------------
  (Dollars in
Millions)                                   1994       1993       1994       1993      1994      1993        1994       1993

CONDENSED INCOME STATEMENT:
Net interest income
(taxable-equivalent
 basis)                                  $ 714.6    $ 668.5     $162.5     $166.4    $ 18.2    $ 22.4     $ 895.3    $ 857.3
Provision for credit losses                 67.0       79.9        3.0       18.3      --        --          70.0       98.2
Noninterest income                         283.7      247.7       44.2       46.0     137.0     130.0       464.9      423.7
Noninterest expense*                       604.2      589.4       67.5       71.9     110.7     111.7       782.4      773.0
Income taxes and
 taxable-equivalent adjustment             127.9       95.0       53.2       47.0      17.4      15.7       198.5      157.7

Income before merger-related charges     $ 199.2    $ 151.9     $ 83.0     $ 75.2    $ 27.1    $ 25.0       309.3      252.1

Merger-related charges (after tax)                                                                           --         50.0

 Net income                                                                                               $ 309.3    $ 202.1

AVERAGE BALANCE SHEET DATA:
Commercial loans                         $ 5,150    $ 4,326     $4,868     $4,757    $  --     $  --      $10,018    $ 9,083
Consumer loans                             8,380      8,314        --         --        --        --        8,380      8,314
Assets                                    18,577     18,090      6,304      6,530       805       722      25,686     25,342
Deposits                                  15,984     16,840      2,442      2,456       904       855      19,330     20,151
Common equity                              1,507      1,369        441        457       157       131       2,105      1,957

Return on average
 assets*                                    1.43%      1.12%      1.76%      1.54%       **        **        1.61%      1.33%
Return on average
common equity*                              17.7       14.8       25.2       22.0      23.1%     25.5%       19.1       15.7
Efficiency ratio*                           60.5       64.3       32.7       33.9      71.3      73.3        57.4       60.4


                                                                     Three Months Ended September 30

CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)              $ 250.3    $ 224.9     $ 53.5     $ 56.0    $  6.3    $  8.7    $ 310.1     $ 289.6
Provision for credit losses                 23.0       24.1       --          2.9      --        --         23.0        27.0
Noninterest income                          99.7       81.6       14.5       17.1      45.2      43.3      159.4       142.0
Noninterest expense                        207.1      194.7       22.1       24.8      37.7      36.2      266.9       255.7
Income taxes and taxable-
 equivalent adjustment                      47.7       34.1       18.3       17.6       5.5       6.1       71.5        57.8

 Net income                              $  72.2    $  53.6     $ 27.6     $ 27.8    $  8.3    $  9.7    $ 108.1     $  91.1

AVERAGE BALANCE SHEET DATA:
Commercial loans                         $ 5,369    $ 4,498     $4,731     $5,128    $   --    $   --    $10,100     $ 9,626
Consumer loans                             8,584      8,562         --         --        --        --      8,584       8,562
Assets                                    18,967     18,019      6,039      6,776       854       759     25,860      25,554
Deposits                                  15,766     16,527      2,125      2,779       850       942     18,741      20,248
Common equity                              1,570      1,367        423        474       175       133      2,168       1,974

Return on average assets                    1.51%      1.18%      1.81%      1.63%       **        **       1.66%       1.41%
Return on average common equity             18.2       15.6       25.9       23.2      18.8%     28.9%      19.4        16.8
Efficiency ratio                            59.2       63.5       32.5       33.9      73.2      69.6       56.5        59.2

 * Excluding merger-related charges
** Not meaningful
Note: Preferred dividends are not allocated to the business lines.



CAPITAL AND SHAREHOLDERS' EQUITY The ratio of common equity to assets increased 67 basis points from a year ago to 8.4 percent at September 30, 1994, primarily due to earnings retention. Common equity per share at September 30, 1994, was $19.28 compared with $18.74 at June 30, 1994, and $17.72 at September 30, 1993.
Total equity to assets was 8.8 percent at September 30, 1994, compared with 8.7 percent at June 30, 1994, and 8.8 percent at September 30, 1993. Compared with a year ago, earnings retention has offset the decrease caused by stock repurchases.



Tier 1 and total risk-based capital ratios were 8.2 percent and 12.5 percent on September 30, 1994, compared with 9.5 percent and 13.9 percent at September 30, 1993, respectively. The leverage ratio, the measure of Tier 1 capital to total quarterly average assets, was 7.4 percent compared with 8.0 percent a year ago. The decrease in the ratios from the prior year was due to stock repurchases and an increase in risk-weighted assets.


On October 21, 1994, the Company announced plans to repurchase up to 2 million shares of common stock to be utilized in connection with previously announced acquisitions and other corporate purposes.


TABLE 3
Capital Ratios

                                     September 30       June 30     March 31   December 31     September 30
(Dollars in Millions)                        1994          1994         1994          1993             1993

Common equity                              $2,213        $2,139       $2,183        $1,979           $2,007
 As a percent of assets                       8.4%          8.3%         8.2%          7.5%             7.7%
Tangible common equity*                    $1,890        $1,824       $1,874        $1,811           $1,837
 As a percent of assets                       7.3%          7.1%         7.2%          6.9%             7.1%
Total shareholders' equity                 $2,319        $2,245       $2,289        $2,245           $2,276
 As a percent of assets                       8.8%          8.7%         8.6%          8.5%             8.8%
Tier 1 capital                             $1,871        $1,855       $1,871        $1,971           $2,022
 As a percent of risk-adjusted assets         8.2%          8.3%         8.4%          9.2%             9.5%
Total risk-based capital                   $2,850        $2,828       $2,744        $2,863           $2,966
 As a percent of risk-adjusted assets        12.5%         12.6%        12.3%         13.3%            13.9%
Leverage ratio                                7.4           7.2          7.6           7.6              8.0

*Defined as common equity less goodwill



NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $310.1 million in the third quarter of 1994, an increase of $20.5 million, or 7.1 percent, from the third quarter of 1993. The improvement in net interest income reflects increases in average loan yields and average loan balances. The yield on loans for the third quarter averaged 8.36 percent, or 58 basis points higher than the yield of 7.78 percent in the third quarter of last year, reflecting market rate increases in 1994. The effect of the increase in average yield on loans more than offsets the impact of higher rates paid on interest-bearing liabilities. These rates averaged 3.40 percent in the third quarter, or 18 basis points higher than a year ago. Average loans totaled $18.7 billion in the third quarter of 1994, an increase of $.5 billion, or 2.7 percent, from the third quarter of 1993, reflecting significant growth in both consumer and commercial loans, offset by a large decrease in the balance of loans to mortgage bankers. Excluding these mortgage-related balances, average loans for the quarter increased by $2.4 billion, or 18.8 percent, over the same quarter in 1993, reflecting increases in credit cards, home equity loans and consumer lines of credit, as well as commercial loans (small business and middle market), including loans acquired with Boulevard. The average balance of interest-bearing liabilities in the third quarter of 1994 increased $1.1 billion, or 6.7 percent, over the third quarter of 1993, as noninterest-bearing deposits related to loans to mortgage bankers were replaced with short-term borrowings.



The net interest margin on a taxable-equivalent basis of 5.33 percent in the third quarter of 1994 was higher than the 5.06 percent reported in the third quarter of 1993. The improvement resulted from both a shift in the mix of loans, from lower-margin loans to mortgage bankers to higher yield consumer and commercial loans, and increases in the reference rate on loans that reprice with prime.


TABLE 4
Analysis of Net Interest Income

                                                                        Three Months Ended
                                                    September 30       June 30     March 31   December 31        September 30
(Dollars in Millions)                                       1994          1994         1994          1993                1993
Net interest income (taxable-equivalent basis)          $  310.1      $  300.2     $  285.0       $ 293.3             $ 289.6

Average balances of earning assets supported by:
 Interest-bearing liabilities                            $17,007       $16,948      $15,658       $15,767             $15,946
 Noninterest-bearing liabilities                           6,055         6,257        6,620         7,503               6,764

Total earning assets                                     $23,062       $23,205      $22,278       $23,270             $22,710

Average yields and weighted average rates
 (taxable-equivalent basis):
 Earning assets yield                                       7.84%         7.43%        7.21%         7.07%               7.32%
 Rate paid on interest-bearing liabilities                  3.40          3.07         2.88          3.05                3.22

Gross interest margin                                       4.44%         4.36%        4.33%         4.02%               4.10%

Net interest margin                                         5.33%         5.19%        5.19%         5.00%               5.06%

Net interest margin without taxable-equivalent increments   5.27%         5.12%        5.12%         4.94%               4.98%



PROVISION FOR CREDIT LOSSES The provision for credit losses was $23.0 million in the third quarter of 1994, down $4.0 million from the third quarter of 1993. Net charge-offs totaled $26.8 million in the third quarter of 1994, down from $34.6 million in the same quarter a year ago. For further discussion, refer to "Analysis of Net Loan Charge-offs and Allowance for Credit Losses" on page 8.



NONINTEREST INCOME Noninterest income in the third quarter of 1994 was $159.4 million, an increase of $17.4 million, or 12.3 percent, from the third quarter last year. Credit card fees increased $12.6 million, or 34.4 percent, from the prior year quarter, reflecting higher sales volumes for Corporate Card, Purchasing Card, the new Northwest Airlines WorldPerks credit card, and merchant processing. During the third quarter, the Company sold U. S. Treasury Notes at a net loss of $2.8 million.

TABLE 5
Noninterest Income

                                                                     Three Months Ended
                                       September 30        June 30     March 31   December 31     September 30
(Dollars in Millions)                          1994           1994         1994          1993             1993

Trust fees                                   $ 38.9         $ 40.1       $ 38.5        $ 37.5           $ 36.6
Credit card fees                               49.2           43.5         36.0          37.5             36.6
Service charges on deposit accounts            29.2           29.1         29.4          28.4             28.6
Insurance commissions                           6.3            6.1          5.0           5.3              5.8
Trading account profits and commissions         2.1            2.2          2.7           2.2              2.4
Securities losses                              (2.8)          --           --            --               --
Other                                          36.5           32.7         40.2          35.0             32.0

 Total noninterest income                    $159.4         $153.7       $151.8        $145.9           $142.0



NONINTEREST EXPENSE Noninterest expense was $266.9 million in the third quarter of 1994, an increase of $11.2 million, or 4.4 percent, from third quarter of 1993. The increase in expenses reflects the addition of Boulevard and J.P. Morgan domestic corporate trust operations. Compared with noninterest expense for the third quarter of 1993, including Boulevard and the acquired corporate trust business expenses on a pro forma basis, noninterest expense for the quarter declined by $7.0 million, or 2.6 percent. The Company's efficiency ratio, the measure of expenses to revenues, improved to 56.5 percent for the quarter from 59.2 percent a year ago.

Employee benefits expense for the third quarter increased by $3.6 million, or
18.0 percent, from the third quarter of 1993, due to an actuarially-determined adjustment in the accrual for retirement benefits and an acquisition-related increase in medical benefits. As compared with the third quarter of 1993, amortization of goodwill and intangibles expense for the quarter increased by $2.8 million, or 36.4 percent, as a result of higher intangible balances relating to recent acquisitions.

PROVISION FOR INCOME TAXES The provision for income taxes was $67.6 million in the third quarter of 1994, compared with $53.5 million in the third quarter of 1993. The increase is due to the higher level of taxable income.

At September 30, 1994, the Company's net deferred tax asset was $222.3 million, compared with $229.9 million at June 30, 1994, and $200.4 million at September 30, 1993. The Boulevard acquisition caused most of the increase over last year. For further information regarding income taxes, refer to Note H on page 19.


TABLE 6
Noninterest Expense

                                                       Three Months Ended
(Dollars in Millions,         September 30     June 30    March 31    December 31  September 30
  Except Per Employee Data)           1994        1994        1994           1993          1993
Salaries                           $ 100.2     $  98.5     $  94.2        $  95.0       $  97.3
Employee benefits                     23.6        23.3        23.7           19.6          20.0

 Total personnel expense             123.8       121.8       117.9          114.6         117.3
Net occupancy                         22.0        22.2        21.5           22.8          22.8
Furniture and equipment               18.8        20.2        19.1           19.2          17.8
FDIC insurance                        11.0        12.3        11.5           11.5          11.4
Advertising                            6.2         8.1         8.1            4.7           6.0
Amortization of goodwill
 and other intangible assets          10.5         9.9         8.0            7.7           7.7
Other personnel costs                  7.6         8.8         7.7            8.5           7.2
Professional services                  8.6         8.5         6.5           10.7           9.1
Telephone                              5.1         5.6         5.1            5.0           4.4
Postage                                4.7         4.7         4.9            4.8           4.6
Printing, stationery and supplies      5.0         4.9         4.8            6.8           4.5
Data processing                        3.4         3.4         3.5            4.7           5.8
Other                                 40.2        31.8        34.7           34.3          37.1

 Total noninterest expense         $ 266.9     $ 262.2     $ 253.3        $ 255.3       $ 255.7
Efficiency ratio*                     56.5%       57.8%       58.0%          58.1%         59.2%
Quarterly average number of
 employees (full-time equivalents)  12,056      12,139      11,815         11,981        12,110
Annualized personnel
 expense per employee              $41,075     $40,135     $39,915        $38,261       $38,745


* Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains.


ACCOUNTING CHANGES The Financial Accounting Standards Board recently issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosure of amounts, nature, and terms of derivative financial instruments, distinguishing between those used for trading and those used for other purposes. For entities that use derivatives for purposes other than trading, it requires disclosure about those purposes and about how the instruments are reported in the financial statements. Fair value and related carrying value information must be presented without aggregating or netting the derivatives with the related hedged items. The Statement is effective for fiscal years ending after December 15, 1994. The Company has expanded its disclosure of derivative financial instruments and does not anticipate significant changes to its disclosures as a result of adopting this Statement.



The Company has not yet adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994. The Statement requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The adoption of SFAS 114 is not expected to have a material effect on the Company.


CREDIT MANAGEMENT The Company's credit management process includes central credit policy and administration functions and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The Company's credit management process is supported by regular examinations conducted by the credit administration function. Large loans and all loans experiencing deterioration of credit quality are reviewed quarterly by management. A standard credit scoring system is used to assess consumer credit risks and to price consumer products relative to their assigned risk rating.


In evaluating credit risk, the Company takes into consideration the composition of its loan portfolio, its level of allowance coverage, macroeconomic factors such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions, regional economic conditions, and other issues.



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



Commercial. The Company's portfolio of commercial loans totaled $7.2 billion at September 30, 1994, representing 37.9 percent of the portfolio. This level is up from $7.0 billion at June 30, 1994, and $6.1 billion at September 30, 1993. As a percentage of the total portfolio, commercial loans totaled 37.6 percent at June 30, 1994, and 32.7 percent at September 30, 1993. The increase over the third quarter of 1993 reflects growth in small business and middle- market loans, as well as the acquisition of Boulevard.



Financial Institutions. The portfolio of loans to financial institutions totaled $.9 billion at September 30, 1994, relatively unchanged from June 30, 1994, and down $1.1 billion compared with the September 30, 1993, balance. The decrease from the prior year can be attributed to the cyclical activity in the Company's secured loans to mortgage banking firms. The mortgage banking firms' loan volume has decreased due to a decline in refinancings related to a rise in market interest rates.



Commercial Real Estate. The commercial real estate mortgage and construction loan portfolio totaled $2.1 billion at September 30, 1994, compared with $2.0 billion at June 30, 1994, and $1.7 billion at September 30, 1993. The increase over the prior year resulted from selective loan originations in the Company's existing markets as well as the acquisition of Boulevard.



Highly Leveraged Transactions. The Company's exposure to commercial loans involving the buyout, recapitalization or acquisition of an existing business, called highly leveraged transactions ("HLTs"), remained at relatively low levels. At September 30, 1994, the Company had HLT outstandings totaling $273 million and was committed under definitive agreements to lend an additional amount of approximately $125 million. This exposure has increased from September 30, 1993, when outstandings were $134 million and additional commitments were $175 million. The increase in HLT originations is consistent with industry trends. The Company continues to have stringent underwriting criteria and monitoring procedures for its HLT lending.



Consumer. The consumer loan portfolio, which includes residential mortgages, totaled $8.6 billion at September 30, 1994. This portfolio is up $61 million since June 30, 1994, primarily due to increases in home equity and second mortgages, credit card, and consumer lines of credit partially offset by a decrease in residential mortgages held for sale. Total consumer loans remained relatively unchanged from September 30, 1993. Home equity and second mortgages increased $459 million, primarily due to successful promotions. In addition, credit card loans, including the new Northwest Airlines WorldPerks credit card, grew $488 million. This growth was offset by a $900 million decrease in residential mortgages held for sale primarily due to fewer housing starts and refinancings as a result of rising market interest rates.


ANALYSIS OF NET LOAN CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net charge-offs totaled $26.8 million in the third quarter of 1994, down $7.8 million, or 22.5 percent, from the $34.6 million reported in the third quarter a year ago. Commercial loan net charge-offs for the quarter were lower by $11.9 million, or
93.7 percent, reflecting continued improvement in the quality of the commercial loan portfolio. Consumer loan net charge-offs in the third quarter of 1994 were $4.1 million higher than in the third quarter of 1993, reflecting an acceleration of the timing of charge-offs for fraud losses on credit card and other consumer loan balances.


At September 30, 1994, the allowance for credit losses was $437.3 million, or
2.29 percent of loans. This compares with an allowance of $439.9 million, or
2.35 percent of loans, at June 30, 1994, and $427.2 million, or 2.30 percent of loans, at September 30, 1993. The increase in the balance from last year reflects lower charge-offs, as well as additions from acquisitions. The ratio of allowance to nonperforming loans continues to indicate strong reserve coverage, increasing to 355 percent at September 30, 1994, compared with 300 percent at June 30, 1994, and 233 percent at September 30, 1993.



TABLE 7
Nonperforming Assets

                                                         September 30        June 30    March 31    December 31    September 30
(Dollars in Millions)                                            1994           1994        1994           1993            1993
Nonaccrual loans                                               $123.3         $146.4      $150.8         $157.6          $183.5
Other real estate                                                46.1           54.9        66.3           67.4            81.1
Other nonperforming assets                                        0.7            0.8         0.6            1.0             2.2

 Nonperforming assets                                          $170.1         $202.1      $217.7         $226.0          $266.8

Accruing loans 90 days or more past due                        $ 23.8         $ 23.5      $ 26.7         $ 31.2          $ 32.1

Nonperforming loans to total loans                               0.65%          0.78%       0.83%          0.84%           0.99%

Nonperforming assets to total loans plus other real estate       0.89           1.08        1.19           1.20            1.43


TABLE 8
Summary of Allowance for Credit Losses

                                                       Nine Months Ended                Three Months Ended
                                             September 30     September 30     September 30     September 30
(Dollars in Millions)                                1994             1993             1994             1993

Balance at beginning of period                     $423.2           $448.0           $439.9           $434.8
CHARGE-OFFS:
 Commercial:
  Commercial                                         42.6             34.5              9.7             11.4
  Financial institutions                              1.1              6.5             --               --
  Real estate:
   Commercial mortgage                               12.4             52.2              3.1             18.0
   Construction                                       0.1              0.4             --               --
  HLTs                                                3.8              4.3             --               --

    Total commercial                                 60.0             97.9             12.8             29.4
 Consumer:
  Residential mortgage                                2.4              1.5              1.4              0.3
  Credit card                                        55.6             53.5             21.5             18.5
  Other                                              24.4             25.9              8.1              9.5

    Total consumer                                   82.4             80.9             31.0             28.3

    Total                                           142.4            178.8             43.8             57.7
RECOVERIES:
 Commercial:
  Commercial                                         29.1             25.1              9.0              9.0
  Financial institutions                              0.2              6.8             --                5.5
  Real estate:
   Commercial mortgage                               12.8              6.5              1.5              1.6
   Construction                                       0.9              1.0              0.6              0.2
  HLTs                                                5.5              2.4              0.9              0.4

    Total commercial                                 48.5             41.8             12.0             16.7
 Consumer:
  Residential mortgage                                0.4              0.8              0.1              0.3
  Credit card                                         6.8              7.8              2.3              3.1
  Other                                               8.6              9.4              2.6              3.0

    Total consumer                                   15.8             18.0              5.0              6.4

    Total                                            64.3             59.8             17.0             23.1
NET CHARGE-OFFS:
 Commercial:
  Commercial                                         13.5              9.4              0.7              2.4
  Financial institutions                              0.9             (0.3)            --               (5.5)
  Real estate:
   Commercial mortgage                               (0.4)            45.7              1.6             16.4
   Construction                                      (0.8)            (0.6)            (0.6)            (0.2)
  HLTs                                               (1.7)             1.9             (0.9)            (0.4)

    Total commercial                                 11.5             56.1              0.8             12.7
 Consumer:
  Residential mortgage                                2.0              0.7              1.3             --
  Credit card                                        48.8             45.7             19.2             15.4
  Other                                              15.8             16.5              5.5              6.5

    Total consumer                                   66.6             62.9             26.0             21.9

    Total                                            78.1            119.0             26.8             34.6
Provision charged to operating expense               70.0             98.2             23.0             27.0
Additions related to acquisitions                    22.2             --                1.2             --

Balance at end of period                           $437.3           $427.2           $437.3           $427.2

Allowance as a percentage of period-end
loans                                                2.29%            2.30%
Allowance as a percentage of nonperforming
loans                                                 355              233
Allowance as a percentage of nonperforming
assets                                                257              160




ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At September 30, 1994, nonperforming assets totaled $170.1 million, down $32.0 million, or 15.8 percent, from June 30, 1994, and down $96.7 million, or 36.2 percent, from September 30, 1993, despite the addition in the first quarter of 1994 of $29.3 million in nonperforming assets from the acquisition of Boulevard. The ratio of nonperforming assets to loans and other real estate improved to .89 percent at September 30, 1994, from 1.08 percent at June 30, 1994, and 1.43 percent at September 30, 1993. Compared with the balances at September 30, 1993, significant decreases occurred in both commercial and consumer categories of nonperforming loans, as well as other real estate, primarily the result of loan repayments and property sales.


TABLE 9
Nonperforming Assets by Industry

                             September 30       June 30     March 31   December 31     September 30
(Dollars in Millions)                1994          1994         1994          1993             1993

COMMERCIAL:
 Commercial                        $ 34.1        $ 43.2       $ 32.4        $ 42.2           $ 49.7
 Financial institutions              --             0.6          0.6           0.9              2.5
 Real estate:
  Commercial mortgage                30.4          36.4         38.2          36.9             39.4
  Construction                        3.7           1.7          8.2           2.2              2.2
 HLTs                                10.0          13.2         16.1          20.1             27.4

  Total commercial                   78.2          95.1         95.5         102.3            121.2
CONSUMER:
 Residential mortgage                34.1          39.7         42.8          44.8             51.4
 Credit card                         10.1          11.1         10.8          10.3              9.9
 Other                                0.9           0.5          1.7           0.2              1.0

  Total consumer                     45.1          51.3         55.3          55.3             62.3

  Total nonperforming loans         123.3         146.4        150.8         157.6            183.5
OTHER REAL ESTATE                    46.1          54.9         66.3          67.4             81.1
OTHER NONPERFORMING ASSETS            0.7           0.8          0.6           1.0              2.2

  Total nonperforming assets       $170.1        $202.1       $217.7        $226.0           $266.8




INTEREST RATE RISK MANAGEMENT The Company's principal objective for interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis, which measures the difference between assets and liabilities that reprice in a given time period; simulation modeling, which produces projections of net interest income under various interest rate scenarios and balance sheet strategies; and valuation risk analysis, which measures the change in the economic value of the Company under various interest rate scenarios.


Including the effect of interest rate swaps, futures, options and other hedging instruments, the Company has a cumulative positive repricing gap position at one year of $1.1 billion at September 30, 1994, indicating that more assets than liabilities reprice within that period. While this analysis is useful as a point-in-time measurement of interest rate risk, there are certain risks that the repricing gap position does not capture, such as basis risk and prepayment risk. Due to these limitations, management places a greater reliance on simulation modeling to measure and manage interest rate risk.


It is the Company's policy to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk under an immediate 100 basis point fluctuation in interest rates. To maintain acceptable interest rate risk levels, the Company will invest in fixed rate assets or will receive fixed rates on interest rate swaps.

The Company has entered into interest rate swap agreements that hedge specific assets and liabilities to manage the impact of fluctuating interest rates on earnings. As of September 30, 1994, the Company receives payments on $2.0 billion notional amount of interest rate swap agreements, based on fixed interest rates, and makes payments based on variable interest rates. These swaps have an average fixed rate of 6.53 percent and an average variable rate, which is tied to various LIBOR rates, of 4.93 percent. The maturity of these agreements ranges from 1 month to 10 years with an average remaining maturity of
3.9 years.

Swaps contributed to the Company's net interest margin by reducing interest expense by $15.2 million and $22.0 million for the quarters ended September 30, 1994, and 1993, respectively.


Interest rate caps and floors are similarly used by the Company to minimize the impact of fluctuating interest rates on earnings. The total notional amount of floor agreements purchased as of September 30, 1994, was $950 million with an average strike level of 3-month LIBOR at 3.5 percent and an average remaining maturity of 3.2 years. The impact of floors on interest income was not material for the quarter ended September 30, 1994. Further information on interest rate swaps and options can be found in Note I on page 20.


TABLE 10
Interest Rate Swap Hedging Portfolio Notional Balances and Yields by Maturity
Date

At September 30, 1994 (Dollars in Millions)
 ------------------------------------------------------------------------------------------
                                                                                  Weighted
                                                                  Weighted         Average
                                                                   Average        Interest
Receive Fixed Swaps                            Notional      Interest Rate            Rate
Maturity Date                                    Amount           Received            Paid
 ------------------------------------------------------------------------------------------
1994 (remaining three months)                    $   50               6.41%           4.88%
1995                                                460               6.95            4.91
1996                                                258               8.32            4.93
1997                                                150               5.39            4.90
1998                                                306               5.44            4.92
After 1998                                          825               6.35            4.96

Total                                            $2,049               6.53%           4.93%

At September 30, 1994, the Company did not have any swaps in its portfolio which required it to pay fixed-rate interest.


DERIVATIVE FINANCIAL INSTRUMENTS Derivative financial instruments ("derivatives") are primarily used to hedge on-balance sheet items and, to a lesser extent, in connection with intermediated transactions for customers. The Company does not enter into these contracts for trading purposes. To control risks related to the hedges, ALCO monitors and reviews on a regular basis all elements of market risk affecting value for these instruments. ALCO also periodically reviews the assumptions related to the derivative positions used in the simulation and valuation models. The significant assumptions include rate sensitivities, prepayment risks, and lags in prime and deposit rates compared to changes in money market rates. On all other derivative transactions, which are primarily customer-driven, the Company limits its exposure to market risk by entering into generally matching or offsetting positions. The Company also manages its credit risk on all derivative contracts through counterparty and credit limit approvals and monitoring credit concentration risks.



The derivatives the Company uses to achieve the hedging objectives discussed above are primarily interest rate swaps, caps, and floors. Forward contracts, totaling $225 million at September 30, 1994, were used to hedge the interest rate risk of the fixed rate mortgage loans originated and held for sale by the Company's mortgage subsidiary. The Company enters into foreign currency commitments primarily as an intermediary for customers.



LIQUIDITY MANAGEMENT The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for managing these needs while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand and investment opportunities. With this information, ALCO supervises the Company's funding needs and the maintenance of contingent funding sources to achieve a balance sheet structure that provides sufficient liquidity.



BALANCE SHEET ANALYSIS Average loans totaled $18.7 billion in the third quarter of 1994, up $.5 billion, or 2.7 percent, from the third quarter a year ago. The increase reflected growth in home equity, credit card and consumer lines of credit, as well as commercial loans, including loans acquired with Boulevard. These increases more than offset the $763 million decline over the same period in average residential mortgage loans held for sale.


Average securities for the third quarter of 1994 decreased $144 million from the third quarter of 1993. The decrease resulted from a sale of U.S. Treasury Notes in the third quarter and the $79 million increase in the average unrealized loss on available-for-sale securities partially offset by the increase in average mortgage-backed securities.


Average interest-bearing deposits were $12.9 billion in the third quarter of 1994, compared with $13.7 billion in the third quarter of 1993. The decrease reflects a $675 million decline in savings certificates.



Average intermediate and long-term debt increased to $1.3 billion in the third quarter of 1994 from $.9 billion in the third quarter of 1993. In June 1994, the Company placed $100 million in subordinated debt in the form of 10-year noncallable notes. The notes were priced at 7.55 percent, or 64 basis points over the ten-year Treasury note. During 1993, the Company placed three $100 million subordinated debt issuances.

CONSOLIDATED BALANCE SHEET


                                                                       September 30         June 30     December 31    September 30
(In Millions, Except Shares)                                                   1994            1994            1993            1993

ASSETS
Cash and due from banks                                                    $  1,870        $  1,488        $  1,682        $  1,773
Federal funds sold                                                               79             119           1,032              47
Securities purchased under agreements to resell                                 281             293             306             362
Trading account securities                                                      108              58              55             140
Available-for-sale securities                                                 3,377           3,863           3,319              72
Investment securities (market value: 9/30/93 - $3,870)                         --              --              --             3,794
Loans                                                                        19,110          18,704          18,779          18,568
 Less allowance for credit losses                                               437             440             423             427

 Net loans                                                                   18,673          18,264          18,356          18,141
Bank premises and equipment                                                     392             391             382             393
Interest receivable                                                             138             140             129             143
Customers' liability on acceptances                                             116             144             186             167
Other assets                                                                  1,296           1,172             938             909

  Total assets                                                             $ 26,330        $ 25,932        $ 26,385        $ 25,941

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                       $  6,030        $  5,829        $  7,489        $  6,882
 Interest-bearing                                                            12,763          13,088          13,542          13,584

  Total deposits                                                             18,793          18,917          21,031          20,466
Federal funds purchased                                                       2,118           1,602             553             602
Securities sold under agreements to repurchase                                  695             780             369             373
Other short-term funds borrowed                                                 399             379             412             332
Long-term debt                                                                1,265           1,312           1,015           1,030
Acceptances outstanding                                                         116             144             186             167
Other liabilities                                                               625             553             574             695

  Total liabilities                                                          24,011          23,687          24,140          23,665
Shareholders' equity:
 Preferred stock                                                                106             106             266             269
 Common stock, par value $1.25 a share-authorized 200,000,000 shares;  issued: 9/30/94 and 6/30/94 - 116,300,311 shares; 12/31/93 and
  9/30/93 - 114,793,547 shares                                                  145             145             144             144
 Capital surplus                                                                728             729             676             676
 Retained earnings                                                            1,392           1,340           1,328           1,236
 Less cost of common stock in treasury: 9/30/94 - 1,496,525 shares;
  6/30/94 - 2,144,277 shares; 12/31/93 - 5,391,883 shares; 9/30/93 -
  1,559,784 shares                                                              (52)            (75)           (169)            (49)

   Total shareholders' equity                                                 2,319           2,245           2,245           2,276

   Total liabilities and shareholders' equity                              $ 26,330        $ 25,932        $ 26,385        $ 25,941



CONSOLIDATED STATEMENT OF INCOME

                                             Nine Months Ended                                Three Months Ended
                                       ----------------------------  ---------------------------------------------------------------
                                       September 30    September 30 September 30       June 30     March 31 December 31 September 30
(In Millions, Except Per-Share Data)           1994            1993         1994          1994         1994        1993         1993
                                       ------------    ------------  ------------        ------     -------- ----------- -----------
INTEREST INCOME
Loans                                      $1,091.5        $1,046.0       $391.1        $362.2       $338.2      $352.6       $353.9
Securities:
 Taxable                                      151.7           171.3         51.5          53.8         46.4        46.9         52.9
 Exempt from federal income taxes               9.1             9.9          3.0           3.1          3.0         4.7          3.2
Other interest income                          18.0            23.6          6.3           6.8          4.9         6.8          4.9

  Total interest income                     1,270.3         1,250.8        451.9         425.9        392.5       411.0        414.9
INTEREST EXPENSE
Deposits                                      268.3           329.7         93.9          89.3         85.1        94.0        102.1
Federal funds purchased and
 repurchase agreements                         60.1            24.2         30.4          20.6          9.1         7.6          9.0
Other short-term funds borrowed                10.0            14.1          3.2           3.2          3.6         4.9          5.1
Long-term debt                                 48.1            39.5         18.2          16.5         13.4        14.9         13.4

  Total interest expense                      386.5           407.5        145.7         129.6        111.2       121.4        129.6

Net interest income                           883.8           843.3        306.2         296.3        281.3       289.6        285.3
Provision for credit losses                    70.0            98.2         23.0          23.0         24.0        27.0         27.0

Net interest income after provision
 for credit losses                            813.8           745.1        283.2         273.3        257.3       262.6        258.3
NONINTEREST INCOME
Trust fees                                    117.5           108.6         38.9          40.1         38.5        37.5         36.6
Credit card fees                              128.7            99.6         49.2          43.5         36.0        37.5         36.6
Service charges on deposit accounts            87.7            86.9         29.2          29.1         29.4        28.4         28.6
Securities gains (losses)                      (2.8)            0.3         (2.8)          --           --          --           --
Other                                         133.8           128.3         44.9          41.0         47.9        42.5         40.2

  Total noninterest income                    464.9           423.7        159.4         153.7        151.8       145.9        142.0
NONINTEREST EXPENSE
Salaries                                      292.9           294.1        100.2          98.5         94.2        95.0         97.3
Employee benefits                              70.6            66.7         23.6          23.3         23.7        19.6         20.0
Net occupancy                                  65.7            70.6         22.0          22.2         21.5        22.8         22.8
Furniture and equipment                        58.1            53.5         18.8          20.2         19.1        19.2         17.8
FDIC insurance                                 34.8            34.9         11.0          12.3         11.5        11.5         11.4
Advertising                                    22.4            15.8          6.2           8.1          8.1         4.7          6.0
Amortization of goodwill and other
 intangible assets                             28.4            22.9         10.5           9.9          8.0         7.7          7.7
Other personnel costs                          24.1            19.0          7.6           8.8          7.7         8.5          7.2
Professional services                          23.6            26.0          8.6           8.5          6.5        10.7          9.1
Data processing                                10.3            22.3          3.4           3.4          3.5         4.7          5.8
Merger, integration and restructuring           --             72.2          --            --           --          --           --
Other                                         151.5           147.2         55.0          47.0         49.5        50.9         50.6

  Total noninterest expense                   782.4           845.2        266.9         262.2        253.3       255.3        255.7

Income before income taxes                    496.3           323.6        175.7         164.8        155.8       153.2        144.6
Applicable income taxes                       187.0           121.5         67.6          62.1         57.3        57.3         53.5

Net income                                 $  309.3        $  202.1       $108.1        $102.7       $ 98.5      $ 95.9       $ 91.1

Net income applicable to common
 equity                                    $  300.0        $  179.8       $106.2        $100.8       $ 93.0      $ 90.4       $ 83.7

EARNINGS PER COMMON SHARE
Average common and common
 equivalent shares                      114,347,741     113,677,049  116,082,079   116,209,225  110,771,619 111,278,886  113,721,471
Net income                                 $   2.62        $   1.58       $ 0.91        $ 0.87       $ 0.84      $ 0.81       $ 0.74


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                               Unrealized
                                      Common                                                Gains/(Losses)
                                      Shares  Preferred      Common    Capital    Retained  on Securities,  Treasury
(In Millions, Except Shares)     Outstanding*     Stock       Stock    Surplus    Earnings   Net of Taxes    Stock**        Total
BALANCE DECEMBER 31, 1992        113,450,425    $ 378.5     $ 141.8     $657.7    $1,140.3        $  --      $  --       $2,318.3
Net income                                                                           202.1                                  202.1
Dividends declared:
 Preferred                                                                           (22.3)                                 (22.3)
 Common                                                                              (82.3)                                 (82.3)
Purchase of treasury stock        (2,049,600)                                                                  (59.7)       (59.7)
Issuance of common stock:
 Dividend reinvestment               176,129                               0.3                                   5.0          5.3
 Stock option and stock
  purchase plans                   1,656,809                    1.7       18.4                                   5.1         25.2
Redemption of preferred stock                    (109.6)                              (1.5)                                (111.1)

BALANCE SEPTEMBER 30, 1993       113,233,763    $ 268.9     $ 143.5     $676.4    $1,236.3           --      $ (49.6)    $2,275.5

BALANCE DECEMBER 31, 1993        109,401,664    $ 265.9     $ 143.5     $676.4    $1,294.6        $  34.0    $(169.4)    $2,245.0

Net income                                                                           309.3                                  309.3
Dividends declared:
 Preferred                                                                            (9.3)                                  (9.3)
 Common                                                                              (98.2)                                 (98.2)
Purchase of treasury stock        (3,553,482)                                                                 (124.2)      (124.2)
Repurchase of stock warrants                                              (2.3)                                              (2.3)
Acquisition of Boulevard
 Bancorp, Inc. for common
 stock, warrants, and stock
 options                           6,227,649                    1.9        54.9                                149.4        206.2
Other business acquisitions        1,385,806                                         (13.9)                     48.1         34.2
Issuance of common stock:
 Dividend reinvestment               138,194                               0.2                                   4.7          4.9
 Stock option and stock
  purchase plans                     832,862                              (0.9)      (13.4)                     26.3         12.0
 Stock warrants exercised            371,093                                          (8.0)                     13.1          5.1
Redemption of preferred stock                    (160.0)                              (7.0)                                (167.0)
Change in unrealized
 gains/(losses)                                                                                                (96.7)       (96.7)

BALANCE SEPTEMBER 30, 1994       114,803,786    $ 105.9     $ 145.4     $728.3    $1,454.1        $ (62.7)   $ (52.0)    $2,319.0



 * Defined as total common shares less common stock held in treasury.
** Ending treasury shares were 1,496,525 at September 30, 1994; 5,391,883 at
   December 31, 1993; 1,559,784 at September 30, 1993; and none at
   December 31, 1992.





CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Nine Months Ended September 30
(In Millions)                                                                         1994         1993
OPERATING ACTIVITIES
Net income                                                                       $   309.3    $   202.1
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for credit losses                                                          70.0         98.2
 Depreciation and amortization of bank premises and equipment                         47.0         43.0
 Provision for deferred income taxes                                                  36.0         23.6
 Amortization of goodwill and other intangible assets                                 28.4         22.9
 Amortization and write-downs of loan servicing related intangibles                   13.3         45.3
 Write-downs of other real estate                                                      1.2         15.6
 Provision for merger, integration and restructuring                                   --          72.2
 Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
  Increase in trading account securities                                             (53.8)       (46.6)
  Decrease (increase) in loans held for sale                                         822.1       (363.1)
  Decrease in securities held for sale                                                 --         389.8
  Decrease (increase) in accrued receivables                                          29.2        (16.0)
  Decrease in accrued liabilities                                                    (38.1)      (169.7)
 Other - net                                                                         (17.5)        (6.2)

  Net cash provided by operating activities                                        1,247.1        311.1
INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks                                                  9.1        322.4
 Loans outstanding of subsidiaries                                                  (325.4)    (1,237.6)
 Securities purchased under agreements to resell                                      24.5       (150.1)
Securities transactions:
 Sales                                                                               749.6         46.5
 Maturities                                                                          671.0        718.3
 Purchases                                                                          (787.3)      (867.0)
Proceeds from sales/repayments of other real estate                                   49.9         82.8
Proceeds from sales of bank premises and equipment                                     3.5         19.6
Purchases of bank premises and equipment                                             (40.8)      (100.1)
Purchases of loans                                                                   (29.9)        (1.3)
Cash and cash equivalents of acquired subsidiaries                                    74.5          --
Business acquisitions, net of cash received                                          (57.4)        (3.0)
Sale of unconsolidated subsidiaries                                                    --          12.8
Other - net                                                                          (12.2)         0.1

  Net cash provided (used) by investing activities                                   329.1     (1,156.6)
FINANCING ACTIVITIES
Net cash provided (used) by:
 Deposits                                                                         (3,748.4)      (633.4)
 Federal funds purchased and securities sold
  under agreements to repurchase                                                   1,585.2       (146.4)
 Short-term borrowings                                                               (33.1)       (22.4)
Long-term debt transactions:
 Proceeds                                                                            359.7        345.0
 Principal payments                                                                 (125.1)      (146.3)
Redemption of preferred stock                                                       (167.0)       (11.1)
Proceeds from dividend reinvestment, stock option,
 and stock purchase plans                                                             16.9         30.5
Purchase of treasury stock and stock warrants                                       (126.5)       (59.7)
Stock warrants exercised                                                               5.1          --
Cash dividends                                                                      (107.5)      (104.6)

  Net cash used by financing activities                                           (2,340.7)      (748.4)

  Change in cash and cash equivalents                                               (764.5)    (1,593.9)
Cash and cash equivalents at beginning of period                                   2,713.5      3,414.2

  Cash and cash equivalents at end of period                                     $ 1,949.0    $ 1,820.3


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

Note B
Accounting Changes


ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported its entire $3.3 billion of investment securities as available for sale. SFAS 115 requires that investments in debt securities and equity securities with readily determinable fair values be classified into one of three categories which then establishes the accounting requirements. The accounting for two of the categories, trading securities and held-to-maturity securities, is essentially the same as prior practice. The other category, available-for-sale securities, is accounted for at fair value with unrealized holding gains or losses reported in shareholders' equity. At September 30, 1994, the Company's available-for-sale securities portfolio was $3.4 billion, with an after-tax unrealized loss of $62.7 million recorded in shareholders' equity.



DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS The Financial Accounting Standards Board recently issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement expands on SFAS 105, which deals with off balance sheet risk and SFAS 107, which requires disclosures about the fair value of financial instruments. It requires disclosure about the amounts, nature, and terms of derivatives that do not fall under SFAS 105. For derivatives held for trading purposes, SFAS 119 requires disclosure of the average fair value balance of positions during the reporting period and the net gains or losses occurring from trading activities, including identification of the derivatives from which the gains or losses arose and where those amounts are reported in the income statement. For other instruments, SFAS 119 requires disclosures about the objectives for holding the derivatives, how they are reported in the financial statements, and hedging of anticipated transactions. SFAS 119 is effective for fiscal years ending after December 15, 1994. The Company has expanded its disclosure of derivative financial instruments and does not anticipate significant changes to its disclosures as a result of adopting SFAS 119.


ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN The Company has not yet adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the loans' effective interest rate, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The adoption of this Statement is required for fiscal years beginning after December 15, 1994. The adoption of SFAS 114 is not expected to have a material effect on the Company.

Note C
Business Combinations and Asset Acquisitions


On October 18, 1994, the Company announced that it had signed a definitive purchase agreement to acquire First Western Corporation ("FWC"), a $323 million bank holding company based in Sioux Falls, South Dakota. FWC owns Western Bank, which has nine branches in the Sioux Falls community. The transaction is subject to regulatory approvals and is expected to close in the first quarter of 1995.



On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to acquire Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. As of September 30, 1994, MFC had approximately $8.1 billion in assets, $5.5 billion in deposits, and operated more than 200 offices, principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company will issue .6803 share of FBS common stock for each share of MFC's outstanding common stock at closing, subject to certain adjustments based on changes in FBS stock price. Based on current outstanding MFC shares, approximately 21.4 million shares would be issued. The transaction, which will be accounted for using the pooling-of-interests method, is subject to the approval of regulatory agencies and both companies' shareholders and is expected to close in the first quarter of 1995.


In the third quarter of 1994, the Company completed three previously announced acquisitions. Effective September 30, 1994, the Company completed the acquisition of Green Mountain Bancorporation, the holding company for Green Mountain Bank, located in Lakewood, Colorado. On September 9, 1994, the Company completed the acquisition of United Bank of Bismarck, located in Bismarck, North Dakota. And on September 2, 1994, the Company acquired the domestic corporate trust business of J.P. Morgan & Co., Incorporated. This business unit provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships. These acquisitions were accounted for under the purchase method of accounting and are not material to the Company's financial position.

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


The acquisition of Boulevard was accounted for under the purchase method of accounting, and accordingly, the purchase price of $206.2 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired was recorded as goodwill. Core deposit intangibles of $23 million are amortized over the estimated lives of the deposits of approximately 10 years, and goodwill of $144 million is amortized over 25 years. The total assets acquired and liabilities assumed at the time of acquisition were $1.6 billion and $1.5 billion, respectively. The results of operations of Boulevard are included in the Company's Consolidated Statement of Income since the date of acquisition.



The following pro forma operating results of the Company assume that the Boulevard acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting.


                                                    Nine Months Ended
                                                        September 30,
(In Millions, Except Per-Share Amounts)               1994       1993
Net interest income                                 $895.8     $883.6
Net income                                           293.2      204.3
Net income per share                                  2.44       1.51



                                                   Three Months Ended
                                                        September 30,
(In Millions, Except Per-Share Amounts)               1994       1993
Net interest income                                 $306.2     $298.8
Net income                                           108.1       91.5
Net income per share                                   .91        .70


The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.


Note D
Securities

The detail of the amortized cost and fair value of securities consisted of the following:

                            September 30, 1994       June 30, 1994       December 31, 1993    September 30, 1993
                            Amortized       Fair  Amortized       Fair  Amortized      Fair  Amortized        Fair
(In Millions)                    Cost      Value       Cost      Value       Cost     Value       Cost       Value
U.S. Treasury                  $1,266     $1,211     $1,626     $1,575     $1,527    $1,541     $1,868      $1,899
Mortgage-backed securities      1,545      1,483      1,603      1,556      1,286     1,300      1,179       1,202
Other U.S. agencies               213        207        217        212         51        52        228         231
State and political
 subdivisions                     181        187        183        189        184       196        176         191
Other                             273        289        318        331        216       230        343         347

 Total                         $3,478     $3,377     $3,947     $3,863     $3,264    $3,319     $3,794      $3,870



As described in Note B, the Company adopted SFAS 115 at December 31, 1993, and at that date, all of the Company's investment securities were classified as available for sale. At September 30, 1993, investment securities with amortized cost totaling $3.8 billion were held as long-term investments, and securities held for sale totaling $72 million were carried at lower of cost or market.


Note E
Loans

The composition of the loan portfolio was as follows:

                                                September 30       June 30  December 31    September 30
(In Millions)                                           1994          1994         1993            1993
COMMERCIAL:
 Commercial *                                        $ 7,236       $ 7,039      $ 6,176         $ 6,075
 Financial institutions                                  911           876        2,004           1,982
 Real estate:
  Commercial mortgage                                  1,764         1,696        1,495           1,534
  Construction                                           288           256          231             197
 HLTs                                                    273           260          183             134
  Total commercial loans                              10,472        10,127       10,089           9,922
CONSUMER:
 Residential mortgage                                  2,337         2,375        2,422           2,516
 Residential mortgage held for
  sale                                                   235           284        1,088           1,106
 Home equity and second mortgage                       2,090         2,028        1,755           1,631
 Credit card                                           2,226         2,142        1,757           1,738
 Revolving credit                                        671           661          690             664
 Automobile                                              403           413          342             352
 Installment                                             381           390          376             414
 Student loans held for sale                             295           284          260             225

  Total consumer loans                                 8,638         8,577        8,690           8,646

  Total loans                                        $19,110       $18,704      $18,779         $18,568



* Tax-exempt industrial development loans dependent upon real estate interests included in commercial loans were aproximately $193 million, $213 million, $218 million and $242 million at September 30, 1994, June 30, 1994, December 31, 1993, and September 30, 1993, respectively.

Note F
Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                       September 30      June 30  December 31 September 30
(In Millions)                                  1994         1994         1993         1993
Fixed-rate 8.00% subordinated
 debentures - due October 31, 1994           $   10       $   11       $  --        $  --
Floating-rate subordinated
 capital notes - due November 29, 1996          150          150          150          150
Floating-rate subordinated
 capital notes - due May 30, 1997               --           --           --            93
Fixed-rate 6.63% subordinated notes -
 due May 15, 2003                               100          100          100          100
Fixed-rate 6.00% subordinated
 notes - due October 15, 2003                   100          100          100          100
Fixed-rate 7.55% subordinated
 notes - due June 15, 2004                      100          100         --           --
Fixed-rate 8.00% subordinated
 notes - due July 2, 2004                       125          125          125          125
Step-up subordinated
 notes - due August 15, 2005                    100          100          100          100
Floating-rate subordinated
 notes - due November 30, 2010                  107          107          107          107
Medium-term notes (4.89% to
 9.91%) - maturities to April 1997              389          433          248          167
Other                                            84           86           85           88

  Total                                      $1,265       $1,312       $1,015       $1,030




Note G
Shareholders' Equity



On October 21, 1994, the Company announced plans to repurchase up to 2 million shares of common stock to be utilized in connection with previously announced acquisitions and other corporate purposes. The Company completed its previously announced common stock repurchase programs.



On January 19, 1994, the Board of Directors authorized the redemption of the 1989A and 1989B series of preferred stock. This redemption of $159.3 million was completed on April 1, 1994. During 1993, the Company redeemed the $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock.


Note H
Income Taxes

The components of income tax expense were:

                                                                      Three Months Ended
                                           September 30      June 30    March 31  December 31   September 30
(In Millions)                                      1994         1994        1994         1993           1993
FEDERAL:
 Current tax                                      $44.1        $43.2       $38.0        $12.6          $48.1
 Deferred tax provision (credit)                   13.9         10.8        10.8         35.1           (4.8)

  Federal income tax                               58.0         54.0        48.8         47.7           43.3
STATE:
 Current tax                                        9.4          8.0         8.3          4.3           10.3
 Deferred tax provision (credit)                    0.2          0.1         0.2          5.3           (0.1)

  State income tax                                  9.6          8.1         8.5          9.6           10.2

Total income tax provision                        $67.6        $62.1       $57.3        $57.3          $53.5


The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                                   Three Months Ended
                                                      September 30       June 30   March 31   December 31    September 30
(In Millions)                                                 1994          1994       1994          1993            1993
Tax at statutory rate (35%)                                  $61.5         $57.7      $54.5         $53.6           $52.4
State income tax, net of federal tax benefit                   6.2           5.3        5.5           6.3             6.5
Tax effect of:
 Tax-exempt interest:
  Loans                                                       (1.5)         (1.5)      (1.4)         (1.6)           (1.9)
  Securities                                                  (1.1)         (1.0)      (1.0)         (0.9)           (1.1)
 Amortization of goodwill                                      2.3           2.3        1.5           1.6             1.7
 Non-deductible interest expense                               0.1           0.2        0.1           0.4             0.5
 Change in tax rate on deferred assets                        --            --         --            --              (6.6)
 Other items                                                   0.1          (0.9)      (1.9)         (2.1)            2.0

Applicable income taxes                                      $67.6         $62.1      $57.3         $57.3           $53.5


At September 30, 1994, the Company's net deferred tax asset was $222.3 million, compared with $229.9 million at June 30, 1994, $160.0 million at December 31, 1993, and $200.4 million at September 30, 1993.

Note I
Commitments, Contingent Liabilities and Off-Balance Sheet Financial Instruments

The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its interest rate risk. The contract or notional amounts of these financial instruments were as follows:

                                                                 September 30       June 30  December 31   September 30
(In Millions)                                                            1994          1994         1993           1993
Commitments to extend credit (net):
 Commercial                                                            $6,634        $6,768       $5,714         $5,983
 Corporate and purchasing cards                                         2,894         2,082        1,744          1,655
 Consumer credit card                                                   7,570         7,487        5,208          3,493
 Other consumer                                                         2,359         2,419        2,391          2,698
Standby letters of credit (net of participations)                       1,307         1,252        1,208          1,259
Interest rate swap contracts:
 Hedge                                                                  2,049         2,982        2,811          2,869
 Intermediated                                                            189           189          199            248
Interest rate options contracts:
 Hedge interest rate floors purchased                                     950           950          950            750
 Intermediated interest rate caps and floors purchased                    121           220          198            176
 Intermediated interest rate caps and floors written                      121           220          198            176
Liquidity support guarantees and forward contracts                        367           400        1,509          2,134
Foreign currency commitments:
 Commitments to purchase                                                1,450         1,429        1,101          1,243
 Commitments to sell                                                    1,445         1,432        1,100          1,237
Mortgages sold with recourse                                              157           142          198            256
Commitment to sell loans                                                  808           878          132            258


The Company enters into interest rate swap contracts to hedge its balance sheet for risk caused by fluctuations in interest rates and as an intermediary for customers. Activity for the nine months ended September 30, 1994, with respect to interest rate swaps which the Company used to hedge medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, and savings certificates was as follows:

(In Millions)
Notional amount outstanding at December 31, 1993                $2,811
Additions                                                          600
Maturities                                                         574
Terminations                                                       788
 Notional amount outstanding at September 30, 1994              $2,049

 Notional amount outstanding at September 30, 1993              $2,869



For interest rate swaps designated as hedges, the weighted average interest rate to be paid was 4.93 percent and 3.25 percent at September 30, 1994, and 1993, respectively. At these same dates, the weighted average interest rate to be received was 6.53 percent and 7.01 percent. FBS was a receiver of fixed and payer of floating on all hedges as of September 30, 1994. The amortization of net gains increased net interest income in the third quarter of 1994 by $1.6 million and decreased net interest income by $.5 million the third quarter of 1993. Net unamortized deferred gains were $12.1 million at September 30, 1994. The Company will amortize these net gains through the year 2000. At September 30, 1994, interest rate floors totaling $950 million with an average remaining maturity of 3.2 years hedged floating rate commercial loans. At September 30, 1993, interest rate floors totaling $750 million with an average maturity of 4.0 years hedged floating rate commercial loans. For interest rate floors designated as hedges, the strike rate ranged from 3.25 to 4.0 at September 30, 1994 and 1993.


Note J
Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $883 million, $981 million, $1,061 million, and $1,147 million at September 30, 1994, June 30, 1994, December 31, 1993 and September 30, 1993, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                         Nine Months Ended
                                                                              September 30
(In Millions)                                                                1994     1993

Income taxes paid                                                       $   129.8   $ 83.2
Interest paid                                                               381.1    460.4
Net noncash transfers to foreclosed property                                 10.7     21.3
Noncash merger-related transfers to securities held for sale                 --      181.6
Noncash transfer to other liabilities resulting from
 notification to shareholders of preferred stock redemption                  --      100.0
Change in unrealized loss on available-for-sale securities,
 net of taxes of $59.2                                                      (96.7)    --
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                                      276.9     40.8
 Liabilities assumed                                                       (219.5)   (37.8)

  Net                                                                   $    57.4   $  3.0

Stock acquisitions of businesses:
 Fair value of noncash assets acquired                                  $ 1,805.8     --
 Net cash acquired                                                           74.5     --
 Liabilities assumed                                                     (1,648.0)    --

  Net value of common stock issued                                      $   232.3     --






    CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                 1994                            1993
                                                ----------------------------------   -------------------------------

                                                                                                                       % Change
                                                                         Interest                           Interest    Average
                                                                           Yields                             Yields    Balance
For the Nine Months Ended September 30                                        and                                and   Increase
(In Millions)                                   Balance       Interest      Rates     Balance    Interest      Rates (Decrease)
 --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
 U.S. Treasury                                  $ 1,667       $   65.2       5.23%    $ 1,817    $   78.2       5.75%      (8.3)%
 Mortgage-backed securities                       1,537           67.5       5.87       1,530        65.7       5.74        0.5
 State & political subdivisions                     183           14.9      10.89         193        15.6      10.81       (5.2)
 U.S. agencies and other                            460           17.7       5.14         526        22.8       5.80      (12.5)

  Total securities                                3,847          165.3       5.74       4,066       182.3       5.99       (5.4)
  Unrealized loss on available-for-sale
   securities                                       (32)                                  --

   Net securities                                 3.815                                 4,066
Trading account securities                           66            2.2       4.46         115         3.5       4.07      (42.6)
Federal funds sold and resale agreements            420           11.9       3.79         769        17.0       2.96      (45.4)
Loans:
 Commercial:
  Commercial                                      6,909          378.7       7.33       6,027       325.3       7.22       14.6
  Financial institutions                          1,251           23.1       2.47       1,334        27.8       2.79       (6.2)
  Real estate:
   Commercial mortgage                            1,608          100.9       8.39       1,514        94.6       8.35        6.2
   Construction                                     250           14.5       7.75         208        11.4       7.33       20.2

   Total commercial                              10,018          517.2       6.90       9,083       459.1       6.76       10.3
 Consumer:
  Residential mortgage                            2,361          129.9       7.36       2,544       156.1       8.20       (7.2)
  Residential mortgage held for sale                404           20.7       6.85         848        45.8       7.22      (52.4)
  Credit card                                     1,983          179.7      12.12       1,740       176.8      13.59       14.0
  Other                                           3,632          250.9       9.24       3,182       217.2       9.13       14.1

   Total consumer                                 8,380          581.2       9.27       8,314       595.9       9.58        0.8

   Total loans                                   18,398        1,098.4       7.98      17,397     1,055.0       8.11        5.8
 Allowance for credit losses                        446                                   450                              (0.9)

  Net loans                                      17,952                                16,947                               5.9
Other earning assets                                121            4.0       4.42         154         7.0       6.08      (21.4)


   Total earning assets*                         22,852        1,281.8       7.50      22,501     1,264.8       7.52        1.6
Cash and due from banks                           1,648                                 1,663                              (0.9)
Other assets                                      1,664                                 1,628                               2.2


   Total assets                                 $25,686                               $25,342                               1.4


LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                   $ 6,149                               $ 6,050                               1.6%
 Interest-bearing deposits:
  Interest checking                               2,606           27.2       1.40       2,433        29.6       1.63        7.1
  Money market accounts                           3,917           76.6       2.61       3,914        78.1       2.67        0.1
  Other savings accounts                          1,494           22.0       1.97       1,430        23.4       2.19        4.5
  Savings certificates                            4,190           98.7       3.15       5,115       145.4       3.80      (18.1)
  Certificates over $100,000                        974           43.8       6.01       1,209        53.1       5.87      (19.4)


   Total interest-bearing deposits               13,181          268.3       2.72      14,101       329.6       3.13       (6.5)
Short-term borrowings                             2,175           70.1       4.31       1,270        38.4       4.04       71.3
Long-term debt                                    1,187           48.1       5.42         860        39.5       6.14       38.0


   Total interest-bearing liabilities            16,543          386.5       3.12      16,231       407.5       3.36        1.9
Other liabilities                                   749                                   729                               2.7
Preferred equity                                    140                                   375                             (62.7)
Common equity                                     2,105                                 1,957                               7.6


   Total liabilities and shareholders' equity   $25,686                               $25,342                               1.4


Net interest income                                            $ 895.3                            $ 857.3


Gross interest margin                                                        4.38%                              4.17%


Gross interest margin without taxable-
 equivalent increments                                                       4.31%                              4.08%

Net interest margin                                                          5.24%                              5.09%


Net interest margin without taxable-
 equivalent increments                                                       5.17%                              5.01%




Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.



   CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                 1994                            1993
                                                ----------------------------------   -------------------------------

                                                                                                                       % Change
                                                                          Interest                         Interest     Average
                                                                            Yields                           Yields     Balance
For the Three Months Ended September 30                                        and                              and    Increase
(In Millions)                                   Balance    Interest          Rates    Balance    Interest     Rates  (Decrease)
 --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:

 U.S. Treasury                                  $ 1,576      $ 20.7           5.21%   $ 1,786      $ 25.1      5.58%      (11.8)%
 Mortgage-backed securities                       1,575        23.9           6.02      1,459        16.5      4.49         8.0
 State & political subdivisions                     181         4.8          10.52        197         5.2     10.47        (8.1)
 U.S. agencies and other                            495         6.5           5.21        450         8.9      7.85        10.0

  Total securities                                3,827        55.9           5.80      3,892        55.7      5.68        (1.7)
  Unrealized loss on
   available-for-sale
   securities                                       (79)                                  --

   Net securities                                 3,748                                 3,892
Trading account securities                           72         0.9           4.96        139         1.3      3.71        (48.2)
Federal funds sold
 and resale agreements                              348         4.0           4.56        402         3.1      3.06       (13.4)
Loans:
 Commercial:
  Commercial                                      7,202       139.6           7.69      6,039       109.7      7.21        19.3
  Financial institutions                            919         5.8           2.50      1,893        13.3      2.79       (51.5)
  Real estate:
   Commercial mortgage                            1,708        36.4           8.46      1,495        31.6      8.39        14.2
   Construction                                     271         5.6           8.20        199         3.4      6.78        36.2

   Total commercial                              10,100       187.4           7.36      9,626       158.0      6.51         4.9
 Consumer:
  Residential mortgage                            2,346        43.7           7.39      2,515        48.6      7.67        (6.7)
  Residential mortgage
   held for sale                                    260         4.8           7.32      1,023        18.1      7.02       (74.6)
  Credit card                                     2,185        65.5          11.89      1,763        57.8     13.01        23.9
  Other                                           3,793        92.1           9.63      3,261        74.3      9.04        16.3

   Total consumer                                 8,584       206.1           9.53      8,562       198.8      9.21         0.3

   Total loans                                   18,684       393.5           8.36     18,188       356.8      7.78         2.7
 Allowance for credit losses                        447                                   442                               1.1

  Net loans                                      18,237                                17,746                               2.8
Other earning assets                                131         1.5           4.54         89         2.3     10.25        47.2

   Total earning assets*                         23,062       455.8           7.84     22,710       419.2      7.32         1.5
Cash and due from banks                           1,619                                 1,710                              (5.3)
Other assets                                      1,705                                 1,576                               8.2

   Total assets                                 $25,860                               $25,554                               1.2

LIABILITIES AND SHAREHOLDERS' EQUITY

 Noninterest-bearing deposits                   $ 5,866                               $ 6,585                             (10.9)%
 Interest-bearing deposits:
  Interest checking                               2,565         9.1           1.41      2,438         9.7      1.58         5.2
  Money market accounts                           3,798        26.9           2.81      3,949        25.6      2.57        (3.8)
  Other savings accounts                          1,537         7.9           2.04      1,365         7.2      2.09        12.6
  Savings certificates                            4,069        35.8           3.49      4,744        42.1      3.52       (14.2)
  Certificates over $100,000                        906        14.2           6.22      1,167        17.5      5.95       (22.4)

   Total interest-bearing
    deposits                                     12,875        93.9           2.89     13,663       102.1      2.96        (5.8)
Short-term borrowings                             2,853        33.6           4.67      1,367        14.2      4.12       108.7
Long-term debt                                    1,279        18.2           5.65        916        13.3      5.76        39.6
   Total interest-bearing
    liabilities                                  17,007       145.7           3.40     15,946       129.6      3.22         6.7
Other liabilities                                   713                                   682                               4.5
Preferred equity                                    106                                   367                             (71.1)
Common equity                                     2,168                                 1,974                               9.8

   Total liabilities and
    shareholders' equity                        $25,860                               $25,554                               1.2

Net interest income                                          $310.1                                $289.6

Gross interest margin                                                         4.44%                            4.10%

Gross interest margin without taxable-
 equivalent increments                                                        4.37%                            4.03%

Net interest margin                                                           5.33%                            5.06%

Net interest margin without taxable-
 equivalent increments                                                        5.27%                            4.98%


  Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

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

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        11 Computation of Primary and Fully Diluted Net Income Per Common Share

        12 Computation of Ratio of Earnings to Fixed Charges


        27 Article 9 Financial Data Schedule*


    (b) REPORTS ON FORM 8-K

        During the three months ended September 30, 1994, the Company filed the following reports on Form 8-K:

            Form 8-K filed July 6, 1994, relating to the company's announcement that it had signed a letter of intent to acquire Metropolitan Financial Corporation ("MFC").

            Form 8-K filed August 5, 1994, relating to the Company's announcement that it had signed a purchase agreement to acquire MFC.


            Form 8-K/A filed on September 9, 1994, amending the Form 8-K filed on August 5, 1994, to include pro forma financial information reflecting the acquisition of MFC.


*Copies of Exhibit 27 will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANK SYSTEM, INC.

    /s/ DAVID J. PARRIN
By:     David J. Parrin
        Senior Vice President & Controller
        (Chief Accounting Officer and Duly Authorized Officer)

November 9, 1994