Form 10-K
period 1994-12-31
FIRST BANK SYSTEM INC
filed 1995-02-24
CIK 36104

                          [LOGO OF FIRST BANK SYSTEM]

         FIRST BANK SYSTEM 1994 INTEGRATED ANNUAL REPORT AND FORM 10-K


          (See page 78 for 10-K cover page and cross-reference table)

                                    -COVER-

Locations

                  [MAP OF UNITED STATES APPEARS ON THIS PAGE]



Iowa, Kansas, Nebraska and Wyoming were added as the result of the Metropolitan Financial Corporation acquisition in January, 1995.

ABOUT THE COMPANY

First Bank System, Inc., (FBS) is a regional bank holding company serving 11 Midwestern and Rocky Mountain states through more than 300 locations. Headquartered in Minneapolis, FBS is the 26th largest U.S. commercial bank holding company with $34.1 billion in assets. Our market capitalization is now over $5 billion, placing us among the top 20 U.S. banks. This reflects our January 24, 1995, acquisition of Metropolitan Financial Corporation (MFC).

  FBS has four core businesses and a culture that is focused on creating value for shareholders. Our banking franchise has leading market shares in most of our region's major markets. We are a leader in electronic payment systems, as the nation's largest issuer of Visa Corporate and Purchasing Cards, and as the seventh largest processor of Visa and MasterCard transactions. Our Commercial Bank's focus on building strong client relationships has translated into attractive returns for shareholders. We are among the 10 largest providers of corporate trust services and our investment management services are growing rapidly. These attributes have made us one of the nation's top performing banks.

  The purpose of this report is to reflect FBS's financial condition at December 31, 1994, and therefore it does not include MFC. To obtain a copy of our supplemental restated financials on Form 8-K, which include MFC, please turn to the inside back cover for instructions.

  FBS is listed on the New York Stock Exchange under the ticker symbol FBS and FtBkSy.

                       RETURN ON AVERAGE COMMON EQUITY
                                   (Percent)

                 [PERFORMANCE BAR GRAPH APPEARS ON THIS PAGE]


                              EARNINGS PER SHARE
                                   (Dollars)

                 [PERFORMANCE BAR GRAPH APPEARS ON THIS PAGE]


                     SHAREHOLDERS' EQUITY TO ASSETS RATIO
                                   (Percent)

                 [PERFORMANCE BAR GRAPH APPEARS ON THIS PAGE]

                             [INSIDE FRONT COVER]

Financial Summary

                                                                      % Change
(Dollars in Millions, Except Per Share Amounts)       1994      1993   1993-1994
- --------------------------------------------------------------------------------
FOR THE YEAR
Income before Merger-related Charges.............  $ 419.8   $ 348.0        20.6
Merger-related Charges...........................        -     (50.0)         **
                                                   -----------------
Net Income.......................................  $ 419.8   $ 298.0        40.9
                                                   =================

PER COMMON SHARE
Income before Merger-related Charges.............  $  3.57   $  2.83        26.1
Merger-related Charges...........................        -      (.44)         **
                                                   -----------------
Net Income.......................................  $  3.57   $  2.39        49.4
                                                   =================
Dividends Paid...................................  $  1.16   $  1.00        16.0
Common Shareholders' Equity......................  $ 19.25   $ 18.09         6.4
                                                   -----------------

RETURN ON AVERAGE ASSETS
Before Merger-related Charges....................     1.63%     1.36%         **
Merger-related Charges...........................        -     (0.19)         **
                                                   -----------------
Return on Average Assets.........................     1.63%     1.17%         **
                                                   =================

RETURN ON AVERAGE COMMON EQUITY
Before Merger-related Charges....................     19.3%     16.4%         **
Merger-related Charges...........................        -      (2.6)         **
                                                   -----------------
Return on Average Common Equity..................     19.3%     13.8%         **
                                                   =================
Net Interest Margin..............................     5.28%     5.07%         **
Efficiency Ratio before Merger-related Charges...     57.2%     59.8%         **

AT YEAR END
Loans............................................  $19,281   $18,779         2.7%
Allowance for Credit Losses......................      434       423         2.6
Assets...........................................   26,219    26,385         (.6)
Total Shareholders' Equity.......................    2,275     2,245         1.3
Common Equity to Total Assets....................      8.3%      7.5%         **
Shareholders' Equity to Total Assets.............      8.7       8.5          **
Tier 1 Capital Ratio.............................      8.0       9.2          **
Total Risk-based Capital Ratio...................     12.5      13.3          **
**Not meaningful

Letter to Shareholders                          2
FBS Priorities                                  4
Management's Discussion & Analysis             14
Consolidated Financial Statements              39
Five-Year Consolidated Financial Statements    70
Quarterly Consolidated Financial Data          74
Form 10-K                                      78
Executive Officers & Directors                 82
FBS Locations                                  83
Corporate Data                                 84

                           RETURN ON AVERAGE ASSETS*
                                   (Percent)

                 [PERFORMANCE BAR GRAPH APPEARS ON THIS PAGE]


                               EFFICIENCY RATIO*
                                   (Percent)

                 [PERFORMANCE BAR GRAPH APPEARS ON THIS PAGE]


                ALLOWANCE COVERAGE RATIO OF NONPERFORMING LOANS
                                   (Percent)

                 [PERFORMANCE BAR GRAPH APPEARS ON THIS PAGE]

To Our Shareholders
- -------------------


When I think about the growth prospects for First Bank System, I am optimistic because we derive tremendous leverage from our ability to increase revenues against a low cost structure. While this formula for earnings growth is simple and straightforward, developing the means to execute it is not.

  Over the past several years, we have built an ingrained cost control discipline that focuses on value in each decision. Strong, fee-generating payment systems businesses complement our core banking franchise. Our retail banking paradigm quickly brings new products to market through a multiple distribution system attuned to customer needs. Innovation, speed, and productivity permeate our culture, so that our strategic advantages translate into daily action.

SHAREHOLDER FOCUS As we have said consistently over the past five years, we strive for profits, not size. We have built shareholder value analysis into our budgeting and management processes, which provides a disciplined method for allocating resources to high-growth businesses. Our goal is to build a quality earnings stream - one that combines stability and diversity- to weather any industry or economic climate. In short, we are managing First Bank System to be a superior long-term investment.

  Our shareholder focus also guides us in deciding what we won't do. We won't play the yield curve with bets on the direction of interest rates. Several banks that did were hurt this past year as rates climbed. Nor will we make acquisitions that don't make economic sense or don't create value for existing FBS shareholders. The penalty for overpaying for acquisitions is harsh and long in terms of lost credibility and diminished financial performance.

GROWTH POTENTIAL First Bank System is sustaining growth in two ways. First, we are expanding market share in key segments of our core banking businesses, which operate in a region where employment, household incomes, and loan delinquency rates are better than the national averages. For example, our portfolio of home equity loans has grown an average of 26 percent annually over the past five years. Loans to small- and medium-sized businesses have achieved strong increases for three consecutive years. The tremendous growth of our WorldPerks(R) credit card business has created huge cross-selling opportunities. Investment product sales are growing rapidly. Innovative new products, improved customer service, and a developing sales culture should fuel continued market share growth in these core businesses.

  New businesses are contributing an important second growth stream. In just five years, we turned our corporate and purchasing card businesses from test products into the nation's largest Visa issuers. Merchant processing continues to grow rapidly, placing First Bank nationally among the industry's largest providers. This report includes separate financial information on these increasingly important payment systems products. These and other fee-generating businesses accounted for more than one-third of our total revenue.


OVER THE PAST FIVE YEARS, THE TOTAL RETURN OF FIRST BANK SYSTEM'S STOCK HAS GROWN AT A COMPOUNDED ANNUAL RATE OF 19.4 PERCENT.

                            FIVE-YEAR TOTAL RETURN
                                  (Percent)

                       [PERFORMANCE GRAPH APPEARS HERE]
2
- -

  As for acquisitions, we're content to wait for the right opportunity at the right price. But once we make an acquisition, we move quickly. Thanks to our standardized products and centralized operations, we can fully integrate an acquired bank's products and operations with our own much faster than other banks. For example, we will complete the integration of the $8 billion-asset Metropolitan Financial Corporation within just one month of closing. Speedy integration means we achieve a higher level of cost takeouts and see the results faster than other banks. We will continue to pursue value-creating acquisitions. However, if acquisition prices are too high, we will simply continue to buy back stock, increase dividends, or both. During the past two years, we have repurchased $700 million of common and preferred stock. In 1995, we increased the dividend by 25 percent, to $1.45 per share, and announced our intention to repurchase 16 million shares of common stock by the end of 1996.

COST CONTROL We have fortified the expense side of our leverage equation with standardized products and centralized operations. Because we support virtually all products with a single set of systems, we can add significant new business while adding little incremental cost. Another key factor is our compensation system, which ties pay to profitable revenue generation. All of our employees are eligible for variable pay, and nearly a fifth of our people have a substantial portion of their total compensation based on the performance of FBS, their business line, and their individual results. In addition, our top 174 managers participate in one of the industry's most aggressive management stock ownership programs. Linking compensation - by far our largest expense - to performance places the long-term goal of shareholder value squarely in the realm of everyday action.

  We are among the nation's most efficient banks. Our ratio of noninterest expenses to revenues fell to 57 percent in 1994 from nearly 80 percent five years ago. It's still too high, but we're confident that we can drive the efficiency ratio to the low 50s in the next few years.

  This month marks my fifth anniversary with First Bank System. I'm proud of our accomplishments, but one stands out in my mind as being particularly important. Our culture has changed from that of a traditional bank to one that highly values innovation, inspires a sense of urgency, and is dedicated to increasing productivity. That has made the achievement of every other goal possible. And that is why I'm confident that First Bank System will continue to win the loyalty of our customers and the trust of our investors.




/s/ John F. Grundhofer
John F. Grundhofer
Chairman, President and Chief Executive Officer
February 15, 1995




INNOVATION, SPEED, AND PRODUCTIVITY PERMEATE OUR CULTURE, SO THAT OUR STRATEGIC ADVANTAGES TRANSLATE INTO DAILY ACTION.

                                                                             3
                                                                             -

Progress on Priorities
- ----------------------

Records. First Bank System set a lot of them in 1994. Record earnings, record profitability, and record efficiency. The numbers are gratifying not only because they are among the best in the banking industry, but equally important, they reflect progress made against long-term management objectives. These fundamentals may be familiar since we have long held them as guideposts for creating shareholder wealth. We believe there is great value in this consistency. Our people know what is expected of them and they in turn can drive those values deeper into our organization. Our priorities remain: core business focus, productivity, disciplined acquisitions, asset quality, and effective capital management.

CORE BUSINESS FOCUS We continue to build our core businesses while investing in new revenue sources. Our traditional strengths in retail and community banking, commercial banking, and trust and investment services are now joined by a fourth: payment systems. Formerly part of retail banking, this fast-growing collection of card and transaction processing businesses has become a major focus of First Bank System's future. Together, these four business lines provide earnings stability over the long term, especially in a changing interest rate environment.

  We are continuously investing in our businesses and assessing new revenue sources. This long-term vision is reflected in the tremendous technology investments we've made in recent years to deepen customer relationships and maximize product profitability.

PRODUCTIVITY Although our stated near-term goal is a ratio of expenses to revenues in the low 50s, there really is no end point to productivity gains. The reason is that rapidly evolving technology is creating productivity improvements that were unthinkable five years ago. More improvements are on the horizon. With enhancements to our Earnings Analysis System, we are building stronger links between our management accounting and other computer systems to generate deeper levels of information about product cost and profitability. This also will provide a framework for analyzing the profitability of individual customer segments.

  In fact, technology is reshaping the way we deliver financial products and services. Customers now have the choice of traditional bank branches, automated teller machines, telephones, and other electronic options. Currently, approximately half of First Bank System's consumer transactions are initiated outside of our branch network. We will continue to invest in technology that maximizes customer convenience and sales productivity.



                 [PHOTO OF FIRST BANK SENIOR MANAGEMENT TEAM]


FIRST BANK SENIOR MANAGEMENT TEAM:
Front from left: RICHARD A. ZONA, vice chairman and chief financial officer, and JOHN F. GRUNDHOFER, chairman, president and chief executive officer. Back from left: WILLIAM F. FARLEY, vice chairman, Distribution Group; J. ROBERT HOFFMANN, executive vice president and chief credit officer; DANIEL C. ROHR, executive vice president, Commercial Banking; PHILIP G. HEASLEY, vice chairman and president, Retail Products Group; JOHN M. MURPHY, JR., chairman and chief investment officer, First Trust N.A.; MICHAEL J. O'ROURKE, executive vice president and general counsel; and ROBERT H. SAYRE, executive vice president for human resources.

  Acquisitions also present excellent opportunities for economies of scale through branch consolidation and systems integration. We have a proven integration model that helps us realize cost savings more quickly than anyone in the industry. We fully integrated Metropolitan Financial Corporation, an $8 billion institution with 300,000 customer households, within one month of closing.

DISCIPLINED ACQUISITIONS   We expanded our region and strengthened our existing
market presence through acquisitions this past year. In March we entered Illinois with the acquisition of Boulevard Bancorp, Inc., a $1.6 billion bank holding company in Chicago. The Metropolitan Financial Corporation acquisition - the largest in our history - gives us a presence in Iowa, Kansas, Nebraska and Wyoming, four states contiguous to our existing region. It also strengthened our share in four of our current states, making Metropolitan an excellent fit both strategically and economically.

  These new states have fragmented banking industries that offer high potential for building market share through acquisition. We have a strong record of doing just that. In 1994 we completed or announced five in-market acquisitions in Colorado, Minnesota, North Dakota, and South Dakota.

  We also strengthened our national leadership position as a corporate trust services provider with the completion of our previously announced acquisition of J.P. Morgan's domestic corporate trust business.

ASSET QUALITY Despite the rise in interest rates, we expect our asset quality to continue to remain at a very high level. At year-end, the ratio of nonperforming assets to loans and other real estate owned was .79 percent. Higher interest rates may prompt some companies to compromise their credit standards. First Bank System will not be one of them. Maintaining high standards and pricing based upon risk is the only way to add profitable business.

  Our lending strategy remains unchanged. Led by people with exceptional backgrounds in credit administration, we continue to focus locally where we can turn our superior market knowledge into superior credit judgments. These markets have proven more resilient than other parts of the country during recent economic downturns.

EFFECTIVE CAPITAL MANAGEMENT We manage our capital to maximize shareholder value and provide a strong base for acquisitions. During the past two years we repurchased $700 million of common and preferred stock. We also have increased our common dividend rate for five consecutive years, including our most current increase of 25 percent in February, 1995.

THESE FUNDAMENTALS MAY BE FAMILIAR SINCE WE HAVE LONG HELD THEM AS GUIDEPOSTS FOR CREATING SHAREHOLDER WEALTH. WE BELIEVE THERE IS GREAT VALUE IN THIS CONSISTENCY.

              [TABLE FOR FBS LEADING MARKET SHARES ON THIS PAGE]


                  [TABLE FOR RECENT ACQUISITION ON THIS PAGE]

                          RETAIL & COMMUNITY BANKING

                               COMMUNITY BANKING

BUSINESS DESCRIPTION
- --------------------

FBS serves more than 1.4 million households in seven states through 200 banking locations, 1,055 Fastbank(R) automated teller machines, and 24-hour FastLine(SM) telephone service. Our core customers - those with checking accounts - have an average of 3.8 accounts with FBS.

1994 HIGHLIGHTS
- ---------------

. Achieved consumer loan growth of 17 percent to $4 billion. . Increased retail sales of investment products 21 percent to $428 million. . Deepened core household penetration to an average of 3.8 accounts from 3.2 accounts a year ago. . Improved the cross-sell ratio on home equity sales to an average of 2.2 new products per customer, up from 1.8 in the 1993 promotions. . Boosted branch productivity 17 percent over the past two years to 4,092 monthly transactions per full-time equivalent teller.
. Serviced more than 24 million customer calls, up 34 percent over 1993, and increased calls serviced entirely by our audio response unit to 70 percent.
. Improved customer satisfaction with branch bank service to 90 percent from 85 percent. . Opened four new private banking locations in Minnesota.

                               BUSINESS BANKING

BUSINESS DESCRIPTION
- --------------------

FBS serves approximately 150,000 small and middle-market businesses through 37 business banking hubs and three Mainstreet Loan Centers that are designed to quickly serve the needs of this important market. At year-end, our portfolio of $5.2 billion in business loans accounted for 27 percent of FBS's entire loan portfolio.

1994 HIGHLIGHTS
- ---------------

. Increased business banking loans 16 percent. . Increased business checking accounts 13 percent. . Earned approval as a Small Business Administration loan underwriter in every market we serve.

                               MORTGAGE BANKING

BUSINESS DESCRIPTION
- --------------------

FBS Mortgage is one of the largest residential mortgage lenders in our region. Home loan origination totaled $1.6 billion in 1994. At year-end, our mortgage servicing portfolio was $9.8 billion.

1994 HIGHLIGHTS
- ---------------

. Introduced several products, including Combination Lock & Loan, which offers pre-approval, three-day approval, and rate protection options; a construction-to-perm loan that provides both construction and permanent mortgage financing with just one closing; and a "mega-Jumbo" product for borrowers with loan needs exceeding $1 million.
. Increased loans to low-income households 47 percent and loans to minorities 70 percent. . Improved customer satisfaction rating on loan originations and servicing to 90 and 88 percent, respectively, from 87 and 74 percent.
. Achieved loan servicing costs that are 12 percent below those of our peer banks. . Maintained a delinquency rate that was less than half the national average.



PERCENT OF FBS NET INCOME
EFFICIENCY RATIO (Percent)
NET INTEREST INCOME (Millions)
                 [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]

6
- -

LOOKING AHEAD
- -------------

NEW TECHNOLOGY:  DEEPENING CUSTOMER RELATIONSHIPS

A sophisticated new management system that focuses on entire customer relationships across product lines will improve our ability to sell and service our customers. The Relationship Management System (RMS) leverages our existing customer data to improve customer service, cross-selling effectiveness, and productivity. RMS will provide detailed relationship strategies based on four customer dimensions: profitability, risk, potential for attrition, and propensity to buy additional products or services.

  We are a bank industry leader in broadly applying customer management practices to our retail business. This new technology will help us better understand our customers by linking multiple account usage information to demographics and analysis. It marks an important shift from account management to relationship management.

DIRECT MARKETING: A POWERFUL SALES TOOL FBS is developing marketing alternatives to our branch bank system so that customers can conveniently bank anytime, anywhere. Direct marketing, which includes direct origination of customer leads for either branch or centralized fulfillment, has been a major contributor to improved sales results. Last year we converted into new product sales 35 percent of approximately 680,000 customer calls to our centralized telephone bank center in response to advertising or direct mail solicitations. Highly targeted, outbound telemarketing calls resulted in the sale of 68,000 products, a 13 percent conversion rate.

  Direct marketing is increasing our household penetration and market share while lowering the acquisition cost per account and delivering high-quality service. Over the past four years, retail asset balances originated through direct marketing have grown rapidly. Last year, nearly 60 percent of our new retail asset accounts were originated by direct marketing. The number of calls converted into sales has increased significantly while the cost per new account has dropped roughly one-third for inbound and outbound calls.

BUSINESS BANKING: AGGRESSIVE PURSUIT OF SALES Aggressive marketing, expansion of our business banking hubs, and a favorable economy helped spark solid growth in loans over the past three years to companies with annual sales of $25 million or less. Excluding acquisitions, our core business banking loans increased 9 percent or $350 million. Growth in loans to businesses with less than $1 million in annual sales resulted from new performance incentives and standard loan processing at our Mainstreet Loan Centers. These changes have empowered our personal bankers to sell business loans. Free of loan under-writing responsibility, bankers now focus on calling customers.

BRANCH PRODUCTIVITY: USING TECHNOLOGY EFFECTIVELY FBS has steadily improved the efficiency and productivity of its retail banking operations over the past five years. Our productivity, as measured by daily transactions per teller, is among the best at 195, which is substantially above the industry average. We've set our sights on further productivity gains this year by placing FastLine telephones in selected branches to shift more customer service inquiries to our centralized phone bank. We're also encouraging greater use of automatic teller machines (ATMs) to improve customer service and lower transaction costs. Tests include extending hours for same-day crediting on ATM deposits and replacing drive-up tellers with ATMs. Another initiative is the roll-out of Desktop Expert, a two-way video conferencing system that enhances customer service and cross-selling. It allows bankers and customers to immediately access a mortgage or investment specialist when one is unavailable on-site.


NET INCOME (millions)

NONINTEREST INCOME (millions)

                [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]

                                                                             7
                                                                             -

                               PAYMENT SYSTEMS


                              CORPORATE PAYMENT

BUSINESS DESCRIPTION
- --------------------

FBS offers card products to help companies and government entities of all sizes efficiently manage expenses. Three cards comprise this group:

. Corporate Card, a non-revolving Visa card issued to employees of corporations with annual travel and entertainment expenses of $1 million or more. National rank: second. Estimated market: $130 billion annually.

. Purchasing Card, a Visa charge card that reduces the processing cost of small-dollar purchases and lowers the risk of inappropriate purchases through client-specified controls. National rank: first. Estimated market: $300-$400 billion annually.

. Business Card, a revolving Visa credit card for companies with annual travel and entertainment expenses under $1 million. Estimated market: 8 million companies.

1994 HIGHLIGHTS
- ---------------

. Increased the number of corporate and purchasing card relationships with Fortune 100 companies to 43 and with Fortune 500 Industrial and Service companies to more than 150. . Added more than 1,000 U.S. and state government entities to our purchasing card program.
. Introduced a new Visa WorldPerks Business Card that provides frequent flier mileage credit through Northwest Airlines. . Introduced FirstView/SM/, a desk-top report-writing software that allows purchasing card and corporate card customers to more closely track their company's expenses.
. Developed and piloted the relocation card product, designed and serviced in concert with FBS Mortgage, to streamline the relocation process for Fortune 1000 customers.

                                CREDIT PRODUCTS

BUSINESS DESCRIPTION
- --------------------

FBS is one of the nation's 10 largest issuers of Visa credit cards. We have more than 2.2 million cards, $2.4 billion in outstanding balances, and annual sales exceeding $6 billion.

1994 HIGHLIGHTS
- ---------------

. Introduced the new FBSWorldPerks(R) Visa Card and attracted almost 400,000 cardholders and outstanding receiveables of $600 million. Annualized sales volume is more than $4 billion.
. Increased total credit outstandings 37 percent to $2.4 billion. . Launched a test of Direct Cash, an unsecured line of credit for low- and moderate-income customers. . Selected as first U.S. bank to test Visa TravelMoney, an international prepaid travel card which is an alternative to traveler's cheques.

                              MERCHANT PROCESSING

BUSINESS DESCRIPTION
- --------------------

FBS is the nation's seventh largest processor of Visa and MasterCard transactions, serving approximately 60,000 merchant locations nationwide.

1994 HIGHLIGHTS
- ---------------

. Increased merchant processing volume 31 percent to $13.4 billion, our third year of growth of 25 percent or more. . Completed a conversion of all processing to an improved merchant system.

                               AGENT BUSINESSES

BUSINESS DESCRIPTION
- --------------------

FBS is the nation's third largest deployer of off-premise automated teller machines (ATMs), with more than 1,474 locations in 14 states. FBS distributes its retail card products through more than 800 independent financial institutions with more than two million consumer checking accounts. FBS currently offers two ATM network brands, Fastbank and PEAK, in the Upper Midwest and Rocky Mountain regions, respectively.

1994 HIGHLIGHTS
- ---------------

. Expanded ATM network with an agreement to place more than 1,000 new machines in Circle K convenience stores. . Increased ATM transaction volume 8 percent to 66 million.
. Piloted the Visa Interlink program in Colorado, which allows customers to use their ATM cards to make purchases at selected retailers. . Launched Visa check card program to Fastbank agents in the Upper Midwest.


PERCENT OF FBS NET INCOME
EFFICIENCY RATIO (Percent)
NET INTEREST INCOME (Millions)

                [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]



8
- -

LOOKING AHEAD
- -------------


PAYMENT SYSTEMS: OPPORTUNITY TO GAIN MARKET SHARE
As banking's historic role as a financial intermediary moves from a physical to an electronic environment, we see enormous opportunity to further strengthen our position in the regional payment system. The payment system controls the processing of transactions between consumers and businesses. It is a highly profitable volume business with steep barriers to entry. Unlike most financial institutions, we aggressively pursue both sides of the payment system by providing both payment vehicles, such as credit, charge, debit, and ATM cards, as well as payment processing and treasury management services (see page 11). In addition to generating more fees, "closing the loop" on the payment system creates competitive advantages by generating a unique level of information, efficiency and control.

NEW TECHNOLOGY: INCREASING EFFICIENCY AND FLEXIBILITY
We are developing a sophisticated computer system that will consolidate systems that run our card and credit line products. The Cards and Lines System (CLS) will cut operating expenses and increase flexibility to enhance or introduce products. The development of CLS is another example of FBS's commitment to using technology to improve productivity and profitability.

CORPORATE CARD: A RAPID GROWTH BUSINESS Controlling information about the business traveller is the key to success in the corporate card business. In this regard, we have several competitive advantages that bode well for continued strong growth. One is Visa's unmatched worldwide acceptance. More than 11 million locations means that more data is captured; data is power when managing costs or negotiating vendor discounts. Widespread presence also allows companies to eliminate expensive cash advances to travelling employees. Another benefit for cost-conscious corporate customers is Visa's superior acceptance at more low- to medium-priced restaurants and hotels. We will expand our entry into the global market through partnerships with international institutions capable of extending our product expertise. Development of proprietary technology and specific product enhancements is expected to limit new competition in this attractive market.

PURCHASING CARD: EMERGING MARKET, HUGE POTENTIAL The $300-$400 billion annual market for purchasing cards is still in its infancy, and we intend to continue to market aggressively and consistently deliver the innovative products that made us the market leader. We also expect the purchasing card to continue to help sell our merchant processing business because the large volumes enable us to offer incentives for signing key vendors to accept Visa. In addition to more deeply penetrating the Fortune 100 and 500, we are successfully carving a niche among state governments and federal agencies.

WORLDPERKS VISA CARD: STRONG FEES AND CROSS-SELLING OPPORTUNITIES A key piece was added to our regional payment systems strategy last year with the award of the WorldPerks Visa Card partnership with Northwest Airlines. We have already attracted almost 400,000 cardholders, far exceeding our initial expectations. We expect to double the WorldPerks card sales volume in five years to approximately $8 billion. In the meantime, we will pursue the tremendous cross-selling opportunity that lies in the fact that only about 15 percent of our cardholders have a pre-existing account relationship with First Bank System.


NET INCOME (Millions)

NONINTEREST INCOME (Millions)

                [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]

                                                                             9
                                                                             -

                              COMMERCIAL BANKING

                              COMMERCIAL LENDING

BUSINESS DESCRIPTION
- --------------------

FBS's Commercial Banking Group takes and manages credit risk and markets competitively priced products to businesses in our markets with annual revenues greater than $25 million.

1994 HIGHLIGHTS
- ---------------

. Achieved excellent core loan growth. Average outstanding loans increased
8 percent over 1993. . Reduced nonperforming assets 36 percent to $56 million.

                           MORTGAGE BANKING SERVICES

BUSINESS DESCRIPTION
- --------------------

FBS is one of the nation's largest providers of credit and other financial services to mortgage bankers.

1994 HIGHLIGHTS
- ---------------

. Managed business effectively during a cyclical decline in loans to mortgage bankers and rapid industry consolidation. Previous efforts to strengthen client relationships reduced turnover.

                              REAL ESTATE LENDING

BUSINESS DESCRIPTION
- --------------------

FBS provides credit and other financial products and services to selected real estate developers for the development, renovation, expansion, acquisition or refinance of their real estate projects.

1994 HIGHLIGHTS
- ---------------

. Continued to build our real estate portfolio and deepen client relationships. . Continued to build a strong account team. Our relationship managers have an average of more than 10 years of real estate market experience.

                         TREASURY MANAGEMENT SERVICES

BUSINESS DESCRIPTION
- --------------------

FBS, one of the region's largest treasury management services providers, helps companies achieve effective treasury operations through a full range of domestic and international cash management, information reporting, and trade finance services.

1994 HIGHLIGHTS
- ---------------

. Achieved a leadership position in the evolving electronic data interchange business through the introduction of six new EDI services. . Joined EDI Bank Alliance Network Exchange (EDIBANX), a revolutionary new EDI service. Both moves broaden our clients' ability to originate and receive financial EDI transactions. . Worked closely with clients to develop Gallery(TM), an innovative Windows-based system that enhances the delivery of domestic and international information reporting and transaction initiation services.
. Established Hong Kong-based subsidiary to issue import letters of credit.
. Introduced Faxport, accelerating the delivery of letters of credit to exporters through automation. . Enhanced ACH positive pay and cash vault transaction reporting.

                    CORPORATE FINANCE AND LOAN SYNDICATIONS

BUSINESS  DESCRIPTION
- ---------------------

FBS meets the broad financial needs of our clients by syndicating credit facilities and placing capital with investors.

1994 HIGHLIGHTS
- ---------------

. Originated and syndicated more than $2.5 billion in loans, meeting the full credit needs of FBS clients while prudently managing FBS portfolio concentrations.


PERCENT OF FBS NET INCOME
EFFICIENCY RATIO (Percent)
NET INTEREST INCOME (Millions)

                [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]

10
- --

LOOKING AHEAD
- -------------

COMMERCIAL BANK CULTURE: VALUES FOR SUCCESS Our goal is simple yet ambitious: to meet our clients' expectations for a superior banking relationship. The significant characteristics include knowledgeable people, responsiveness, understanding the client's business, maintaining a long-term commitment to the client, and competitive pricing.

  To accomplish this, we are building a culture that focuses on the client and rewards initiative, innovation and teamwork. We are continuing to develop strong leaders to advance the business, not just manage it. Using a rigorous and disciplined process, based on facts and data, we are embedding core values into everyday business activity. Only by continuously evaluating and shaping how we think and act can we make lasting changes that result in consistently superior performance.

CORPORATE BANKING: A CORE BUSINESS STRENGTH Commercial Banking is a vital part of FBS's overall strategy of building a balanced earnings stream. By developing strong client relationships with businesses in our geographic region, we can translate superior market knowledge into sound credit judgments and, ultimately, into attractive returns for shareholders.

  This past year was one of exceptionally strong growth in our core lending portfolio, which helped offset a cyclical decline in loans to the rapidly consolidating mortgage banking industry. Credit quality improved significantly, which continues a five-year trend that reflects our increasingly strong credit culture. We will not retreat on credit quality, despite rising competitive pressures.

  We remain committed to our long-term goal of deepening client relationships through innovative thinking and excellence in client service. As part of these efforts, we will continue to build our corporate finance expertise as commercial banking continues its evolution into an advisory business.

ELECTRONIC COMMERCE: THE WAY TO DO BUSINESS FBS has become a leader in the rapid movement among companies of all sizes from paper-based payments to electronic payments. Although we have provided electronic data interchange (EDI) services for five years, we moved into an industry leadership position with our charter membership in EDI Bank Alliance Network Exchange (EDIBANX). EDIBANX, a strategic alliance of 13 of the country's leading treasury management banks, is advancing the future of EDI. The network helps facilitate electronic commerce by providing clients with an efficient means to exchange EDI transactions with other EDI-capable businesses.

  Our leadership position in EDI ensures that FBS clients will have access to information and services that will help them effectively implement EDI programs, thereby taking advantage of cost and operating efficiencies. It also further strengthens our position as a regional leader in payment systems (see pages 8 and 9 for Payment Systems discussion).

  Another important effort to help companies transact business efficiently is Gallery(TM), one of the first Windows-based computer software services to combine international and domestic information reporting and transaction initiation services. Scheduled for introduction in 1995, Gallery enhances the value of financial information by enabling clients to integrate data into their systems through the use of client/server technology. Companies also can use Gallery to initiate ACH transactions, domestic and international wire transfers, foreign drafts, and letters of credit.

  FBS also is introducing image services to deliver check images to clients through a variety of media. Clients will use these images to assist in the verification and reconciliation of check processing functions.

NET INCOME (Millions)

NONINTEREST INCOME (Millions)

                [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]

                                                                            11
                                                                            --

                           TRUST & INVESTMENT GROUP

                                CORPORATE TRUST

BUSINESS DESCRIPTION
- --------------------

FBS is one of the nation's 10 largest providers of domestic trusteeship, paying agency, and custody services to debt issuers. We have in excess of $250 billion in administered assets and 12 offices that provide a coast-to-coast presence.

1994 HIGHLIGHTS
- ---------------

. Completed the acquisition of J.P. Morgan's domestic corporate trust business. . Ranked first nationally in the principal amount ($13.5 billion) of new long-term municipal issues awarded to trustees in 1994.
. Awarded $5.9 billion in corporate finance issues. . Implemented a new bondholder recordkeeping system.

                             INVESTMENT MANAGEMENT

BUSINESS DESCRIPTION
- --------------------

FBS provides asset management services to individuals and institutions through common, collective, and mutual funds, and individual portfolios.

1994 HIGHLIGHTS
- ---------------

. Increased assets under management 13 percent to $24.5 billion. . Grew proprietary First American mutual fund assets more than 65 percent to $4.7 billion, despite declining market.
. Introduced five new mutual funds for a total of 27. . Launched B class or "back-end" load mutual fund shares.

                              INVESTMENT SERVICES

BUSINESS DESCRIPTION
- --------------------

FBS's full-service brokerage company distributes municipal and government bonds, equities, mutual funds, and annuities to correspondent banks, corporations, public agencies, and individuals.

1994 HIGHLIGHTS
- ---------------

. Became one of the first major banks to create a unified sales force, making one-stop shopping for investment products possible. . Increased investment sales force to 166 from 135 people.
. Established approximately 23,000 new retail account relationships, an increase of 83 percent over 1993.

                          PERSONAL FINANCIAL SERVICES

BUSINESS DESCRIPTION
- --------------------

FBS provides a wide range of investment advisory, administrative, and fiduciary services for individuals, families, and charitable institutions.

1994 HIGHLIGHTS
- ---------------

. Developed new organizational structure that eliminates internal barriers to superior client service. . Began creating teams of specialists from trust, private banking, and investment services to serve affluent households.

                              INSTITUTIONAL TRUST

BUSINESS DESCRIPTION
- --------------------

FBS provides trustee, investment management, and custodial services, primarily for 401(k) and other employee benefit plans.

1994 HIGHLIGHTS
- ---------------

. Nearly doubled the size of the Diamond program, our bundled 401(k) product for small and medium-sized businesses, to 178 plans with $197 million in assets.
. Expanded Diamond program to appeal to companies with up to 1,500 employees.
. Implemented new accounting system and standardized traditional recordkeeping. . Grew First Stable Fund, which invests in guaranteed investment contracts, 95 percent to $182 million in assets.
. Developed a measurement system that provides custody clients with an independent, consistent and consolidated performance evaluation.
. Enhanced First Access, a Windows-based, on-line computer system that allows clients to review their portfolios.
. Expanded institutional trust sales force.



PERCENT OF FBS NET INCOME
EFFICIENCY RATIO (Percent)
NET INTEREST INCOME (Millions)

                [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]



12
- --

LOOKING AHEAD
- -------------


CORPORATE TRUST: TECHNOLOGY INCREASES PROFITABILITY A new bondholder recordkeeping system installed last year has significantly cut our operating costs, making us a low-cost provider of domestic corporate trust services. This single system enables us to handle all types of securities, eliminating the need for multiple systems that most of our competitors use. It also enables us to integrate acquisitions quickly and completely. Improved technology and lower costs are essential in a scale business such as corporate trust.

ASSET MANAGEMENT: THE KEY TO GROWTH One of our long-term goals is to significantly increase the Trust & Investment Group's revenue contribution to First Bank System. To help accomplish this, we completed a major study last year that identified initiatives for quickly growing assets managed for both individuals and institutions. We intend to leverage our 105 years of money management experience to capture a larger slice of this rapidly growing industry:

  . RETAIL MARKET. Last year our 83 percent growth in new investment product accounts easily outpaced the industry. We will continue to strengthen the sales efforts and build recognition for the 27 First American Investment Funds, our proprietary mutual fund family. New products, mutual fund wholesaling, and a significant technology investment in a new workstation for brokers will fuel future growth.

  . AFFLUENT MARKET. FBS is moving toward a fully integrated approach to serving the complex needs of our most affluent clients with household incomes of at least $150,000. Our new Private Financial Services group creates client teams whose expertise spans our traditional trust, private banking, and investment areas. These teams are designed to satisfy client desire for easy access to a broad range of financial products and services through a single relationship manager. Focusing on each client's entire relationship with FBS provides superior service and cross-selling opportunities in this rapidly growing market.

  . INSTITUTIONAL MARKET. We see enormous opportunity in the fact that only 9 percent of U.S. companies with fewer than 100 employees have 401(k) plans. Our Diamond 401(k) plan, with its standard features, overcomes the primary barrier of cost. Diamond plan sales nearly doubled last year almost exclusively on referrals from business banking. We've only begun to tap the cross-selling potential of FBS's deep regional penetration in the business banking market. We have begun marketing our ability to customize the Diamond program to appeal to larger companies, those with up to 1,500 employees. We also are strengthening our distribution system by training business bankers to sell the Diamond plan, doubling our sales force, and developing aggressive marketing and advertising campaigns.

INVESTMENT PERFORMANCE: A COMPETITIVE ADVANTAGE

Despite the dismal year in 1994 for the mutual fund industry, all 12 First American Investment Funds with a track record of longer than one year outperformed their peer group average. Nine of those funds ranked among the top 20 percent of their investment category, according to Lipper Analytical Services, Inc. In addition, our core institutional equity product has outperformed the Standard & Poor's Index of 500 stocks over the past one, three and five years. Superior investment performance and a diverse range of investment styles give us a distinct competitive advantage over other asset managers.

NET INCOME (Millions)
NONINTEREST INCOME (Millions)

                [THESE PERFORMANCE GRAPHS APPEAR ON THIS PAGE]

                                                                           13
                                                                           --

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
- --------

EARNINGS SUMMARY - First Bank System, Inc. (the "Company") reported net income in 1994 of $419.8 million ($3.57 per share), an increase of $121.8 million, or
40.9 percent, from 1993. Net income for 1993 of $298.0 million ($2.39 per share) included after-tax merger-related charges of $50.0 million ($.44 per share) recorded in connection with the acquisition of Colorado National Bankshares, Inc. ("CNB"). Earnings in 1994 increased $71.8 million, or 20.6 percent, from 1993, excluding merger-related charges. Net income for 1992 of $311.8 million ($2.67 per share) included after-tax merger-related charges of $81.8 million ($.78 per share) related to the acquisitions of Western Capital Investment Corporation ("WCIC") and Bank Shares Incorporated ("BSI"), in addition to $157.3 million of income related to the cumulative effect of changes in accounting principles.

  Return on average common equity increased to 19.3 percent in 1994 from 13.8 percent in 1993 and return on average assets increased to 1.63 percent from 1.17 percent for the same periods. Excluding merger-related charges, return on average common equity was 16.4 percent and return on average assets was 1.36 in 1993. The efficiency ratio improved to 57.2 percent in 1994 from 59.8 percent in 1993, excluding merger-related charges.

  The improvement in earnings reflects increases in net interest income on a taxable-equivalent basis of $59.3 million, or 5.2 percent, and noninterest income of $58.4 million, or 10.3 percent, together with a reduction in provision for credit losses of $32.2 million, or 25.7 percent, and controlled noninterest expense growth of $24.8 million, or 2.4 percent (excluding merger-related charges in 1993). Compared with noninterest expense for 1993, adjusted to include the operations of Boulevard Bancorp, Inc. ("Boulevard") and the acquired corporate trust unit of J.P. Morgan and Co., Incorporated, ("J.P. Morgan") on a pro forma basis, noninterest expense in 1994 declined $33.2 million, or 3.1 percent. For further information on the specific components of the 1994 operating results, see the "Statement of Income Analysis" on page 18.

  Nonperforming assets dropped to $153.0 million at December 31, 1994, a decrease of $73.0 million, or 32.3 percent, from December 31, 1993, despite the addition of $29.3 million in nonperforming assets from the acquisition of Boulevard in the first quarter of 1994. The ratio of the allowance for credit losses to nonperforming loans increased to 385 percent, from 269 percent at December 31, 1993.

ACQUISITIONS - On January 24, 1995, the Company issued approximately 21.7 million shares in connection with the acquisition of Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. As of December 31, 1994, MFC had approximately $7.9 billion in assets, $5.5 billion in deposits and 211 offices principally in North Dakota, Minnesota, Nebraska, lowa, Kansas, South Dakota, Wisconsin, and Wyoming. The transaction will be accounted for as a pooling-of-interests.

  On September 2, 1994, the Company completed the acquisition of the domestic corporate trust business of J. P. Morgan. This business unit provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships.

  On March 25, 1994, the Company completed the acquisition of Boulevard Bancorp, Inc., a commercial bank holding company based in Chicago, Illinois, with $1.6 billion in assets and $1.2 billion in deposits. The Company exchanged approximately 6.2 million shares of its common stock for all of the outstanding common stock of Boulevard and accounted for the transaction as a purchase. The Company also repurchased existing shares of its common stock approximately equal to the number of shares issued at the time of closing of the Boulevard acquisition.



14  First Bank System, Inc. and Subsidiaries
- --

TABLE 1.  Selected Financial Data

(Dollars in Millions, Except Per Share Amounts)                            1994       1993       1992       1991      1990
- ---------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis).........................  $1,209.9   $1,150.6   $1,017.8   $ 941.2   $ 872.7
Provision for credit losses............................................      93.0      125.2      183.4     202.2     215.4
                                                                         --------------------------------------------------
  Net interest income after provision for credit losses................   1,116.9    1,025.4      834.4     739.0     657.3
Noninterest income.....................................................     628.0      569.6      535.7     497.7     437.6
Merger-related charges (including $26.4 related to ORE in 1992)........         -       72.2      110.4         -         -
Other noninterest expense..............................................   1,053.1    1,028.3    1,003.9     969.3     981.0
                                                                         --------------------------------------------------
  Income before income taxes and cumulative effect
    of changes in accounting principles................................     691.8      494.5      255.8     267.4     113.9
Taxable-equivalent adjustment..........................................      15.1       17.7       22.7      34.4      48.1
Income taxes...........................................................     256.9      178.8       78.6      25.9       8.5
                                                                         --------------------------------------------------
  Income before cumulative effect of changes in accounting principles..     419.8      298.0      154.5     207.1      57.3
Cumulative effect of changes in accounting principles..................         -          -      157.3         -         -
                                                                         --------------------------------------------------
  Net income...........................................................  $  419.8   $  298.0   $  311.8   $ 207.1   $  57.3
                                                                         ==================================================
Return on average assets...............................................      1.63%      1.17%      1.32%      .90%      .22%
Return on average common equity........................................      19.3       13.8       16.4      13.1       2.7
Net interest margin....................................................      5.28       5.07       4.85      4.50      3.70
Efficiency ratio.......................................................      57.2       64.0       71.8      67.8      75.1
Efficiency ratio, excluding merger-related charges.....................      57.2       59.8       64.7      67.8      75.1

PER SHARE DATA:
Primary income before cumulative effect of accounting changes..........  $   3.57   $   2.39   $   1.18   $  1.79   $   .36
  Cumulative effect of accounting changes..............................         -          -       1.49         -         -
                                                                         --------------------------------------------------
Primary net income.....................................................  $   3.57   $   2.39   $   2.67   $  1.79   $   .36
                                                                         ==================================================
Fully diluted income before cumulative effect of accounting changes....  $   3.52   $   2.38   $   1.21   $  1.78   $   .36
  Cumulative effect of accounting changes..............................         -          -       1.43         -         -
                                                                         --------------------------------------------------
  Fully diluted net income.............................................  $   3.52   $   2.38   $   2.64   $  1.78   $   .36
                                                                         ==================================================
Common dividends paid*.................................................  $   1.16   $   1.00   $    .88   $   .82   $   .82
                                                                         --------------------------------------------------
AVERAGE BALANCE SHEET DATA:
Total loans............................................................  $ 18,562   $ 17,756   $ 16,257   $16,341   $18,104
Total earning assets...................................................    22,901     22,695     20,983    20,916    23,597
Total assets...........................................................    25,762     25,575     23,592    23,075    25,856
Total deposits.........................................................    19,142     20,347     18,774    18,215    19,564
Long-term debt.........................................................     1,232        913        927     1,214     1,652
Common equity..........................................................     2,121      1,957      1,720     1,402     1,246
Total shareholders' equity.............................................     2,252      2,305      2,099     1,684     1,510

YEAR-END BALANCE SHEET DATA:
Total loans............................................................  $ 19,281   $ 18,779   $ 17,076   $16,365   $16,829
Total assets...........................................................    26,219     26,385     26,625    23,851    24,804
Total deposits.........................................................    18,791     21,031     21,188    19,145    19,378
Long-term debt.........................................................     1,483      1,015        822       948     1,506
Common equity..........................................................     2,169      1,979      1,939     1,474     1,336
Total shareholders' equity.............................................     2,275      2,245      2,318     1,852     1,600
                                                                         --------------------------------------------------

*Dividends per share have not been restated for the WCIC or CNB mergers. CNB paid common dividends of $3.2 million in 1992 ($.28 per CNB share), and $1.8 million in 1991 and 1990 ($.16 per CNB share). WCIC did not pay dividends in the years shown.

                                   First Bank System, Inc. and Subsidiaries   15
                                                                              --

  The Company completed the acquisition of four additional institutions and announced the planned acquisition of a fifth in markets in which the Company has an existing presence, serving to strengthen the Company's retail banking market shares in these communities. On October 18, 1994, the Company announced an agreement to acquire First Western Corporation ("FWC"), a $323 million bank holding company based in Sioux Falls, South Dakota. FWC owns Western Bank, which has nine branches in South Dakota. The acquisition received regulatory approvals in January 1995 and is expected to close in the first quarter of 1995. On February 28, 1994, the Company completed the acquisition of American Bancshares of Mankato, a $116 million bank holding company. On April 29, 1994, the Company completed the acquisition of First Financial Investors, Inc., which had approximately $200 million in assets. The United Bank of Bismarck acquisition, with approximately $121 million in assets, closed on September 9, 1994. Green Mountain Bancorporation, Inc., located in Lakewood, Colorado, with approximately $35 million in assets, was acquired on September 30, 1994. For further information regarding acquisitions, refer to Note C on page 45.

Line of Business Financial Review
- ---------------------------------

Each of the Company's four business lines -- Retail and Community Banking, Payment Systems, Commercial Banking, and Trust and Investment Group -- contributed to the strong financial performance in 1994. Compared with 1993 results, before merger-related expenses, earnings increases for the four business lines were 28.6 percent, 32.7 percent, 7.9 percent, and 3.6 percent, respectively. Each business line made significant productivity improvements, as measured by its efficiency ratio, and includes the operating results of Boulevard since its acquisition date.

  The Company's business unit profitability reporting system derives business line results by specifically attributing most assets, deposits and income statement items to a business line. The Company's internal Funds Transfer Pricing system allocates a standard cost for funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Expenses which directly support business line operations are charged to the business lines based on a standard unit cost and actual volume measurements. Expenses that indirectly support the business line operations, as well as the expenses of those departments that primarily support the holding company, are allocated based on the ratio of the business line's noninterest expense to total consolidated noninterest expense. The Company calculates business line income taxes based upon the consolidated effective tax rate.

  The business unit profitability system allocates capital based upon credit, operational and business risks. Asset components subject to credit risk are assigned risk factors based upon historic loss experience after taking into consideration changes in business practice which may introduce more or less risk into the portfolio. Capital is assigned to certain lines of business, such as the Trust and Investment Group, which have no significant balance sheet components, after taking into consideration operational risk, capital levels of independent organizations operating similar businesses and regulatory minimum requirements. Management accounting system enhancements or product line changes may affect designations, assignments, and allocations from time to time. During 1994 certain methodologies were changed, and accordingly, results for 1993 have been restated to conform to the current presentation basis.

RETAIL AND COMMUNITY BANKING - Retail and Community Banking, which includes consumer, small business and middle market banking services, and residential mortgage lending, achieved strong revenue growth while containing costs. Net income increased 28.6 percent to $177.0 million in 1994, with a return on assets of 1.15 percent compared with .88 percent in 1993. Return on equity increased to
14.9 percent from 12.7 percent for the previous year.




16  First Bank System, Inc. and Subsidiaries
- --

TABLE 2.  Line of Business Financial Performance

                                 Retail and                                                 Trust and
                                  Community            Payment          Commercial         Investment           Consolidated
                                   Banking             Systems            Banking             Group                Company
                             -----------------------------------------------------------------------------------------------------
(Dollars in Millions)          1994       1993      1994     1993      1994     1993      1994     1993        1994         1993
- ----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)   $ 780.5   $ 743.9    $184.7   $147.7    $218.5   $227.3    $ 26.2   $ 31.7       $1,209.9   $1,150.6
Provision for credit losses      20.6      42.8      69.4     61.9       3.0     20.5         -        -           93.0      125.2
Noninterest income.........     187.1     179.1     195.7    157.2      59.5     60.3     185.7    173.0          628.0      569.6
Noninterest expense*.......     655.3     656.3     158.5    129.2      89.1     97.0     150.2    145.8        1,053.1    1,028.3
Income taxes and
 taxable-equivalent
 adjustment                     114.7      86.3      59.9     44.0      73.1     65.6      24.3     22.8          272.0      218.7
                             -----------------------------------------------------------------------------------------------------
Income before
 merger-related charges....   $ 177.0   $ 137.6    $ 92.6   $ 69.8    $112.8   $104.5    $ 37.4   $ 36.1          419.8      348.0
                             ================================================================================
Merger-related charges
 (after tax)...............                                                                                           -       50.0
                                                                                                             ---------------------
    Net income.............                                                                                    $  419.8   $  298.0
                                                                                                             =====================
AVERAGE BALANCE SHEET DATA:
Commercial loans...........   $ 4,755   $ 4,172    $  505   $  255    $4,842   $4,902    $    -   $    -       $ 10,102   $  9,329
Consumer loans.............     6,406     6,694     2,054    1,733         -        -         -        -          8,460      8,427
Assets.....................    15,417    15,676     3,274    2,649     6,233    6,516       838      734         25,762     25,575
Deposits...................    15,905    16,720        26       16     2,299    2,692       912      919         19,142     20,347
Common equity                   1,191     1,087       320      283       437      456       173      131          2,121      1,957
                             -----------------------------------------------------------------------------------------------------
Return on average assets*        1.15%      .88%     2.83%    2.63%     1.81%    1.60%  **        **               1.63%      1.36%
Return on average common
 equity*...................      14.9      12.7      28.9     24.7      25.8     22.9      21.6%    27.6%          19.3       16.4
Efficiency ratio*..........      67.7      71.1      41.7     42.4      32.1     33.7      70.9     71.2           57.2       59.8
                             =====================================================================================================

 *Excluding merger-related charges
**Not meaningful
  Note:  Preferred dividends are not allocated to the business lines.


  Both revenue growth and cost savings contributed to the improved earnings. The increases in net interest income and noninterest income are attributable to strong home equity loan promotions, aggressive small- and middle-market business lending, and growth in mutual fund sales. The decline in average consumer loans reflects the run off of residential mortgage loans of $204 million and the reduction in residential mortgages held for sale of $595 million. The decrease in the provision for credit losses reflects improved credit quality. Noninterest expense decreased slightly, despite the acquisition of Boulevard in the first quarter of 1994. The efficiency ratio improved to 67.7 percent in 1994 from 71.1 percent in 1993.

PAYMENT SYSTEMS - Payment Systems, which includes consumer credit card, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing, achieved net earnings of $92.6 million in 1994, up 32.7 percent over 1993. Return on assets increased to 2.83 percent from 2.63 percent in 1993. Return on equity increased to 28.9 percent from 24.7 percent for the previous year.

  The strong growth in earnings is due to higher net interest income and noninterest income, partially offset by increases in the provision for credit losses and noninterest expense. The increases in net interest income and fee-based noninterest income are attributable to growth in the Corporate Card, the Purchasing Card, the Northwest Airlines WorldPerks credit card, and merchant processing. The increase in the provision for credit losses reflects growth in the loan portfolios and an acceleration of the timing of charge-offs for fraud losses on credit card and other consumer loan balances. Noninterest expense increased due to the overall growth in the sales volumes and number of products offered by this business line. Payment Systems continues to be cost effective as measured by its efficiency ratios of 41.7 percent in 1994 and 42.4 percent in 1993.



                                 First Bank System, Inc. and Subsidiaries  17
                                                                           --

COMMERCIAL BANKING - Commercial Banking, which provides lending, treasury management, and other financial services to middle market, large corporate, and mortgage banking companies, contributed net earnings of $112.8 million in 1994, a 7.9 percent increase over 1993. Return on assets rose to 1.81 percent in 1994 from 1.60 percent in 1993. Similarly, return on equity increased to 25.8 percent in 1994 from 22.9 percent in the previous year.

  The earnings increase reflects continuing improvement in credit quality and further reduction of noninterest expense. Commercial Banking's average loans, excluding loans to mortgage banking companies, increased $319 million, or 9.0 percent from 1993. The efficiency ratio improved to 32.1 percent compared with
33.7 percent in 1993.

TRUST AND INVESTMENT GROUP - Net income for the Trust and Investment Group, which includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company, increased 3.6 percent to $37.4 million in 1994. The return on average equity declined to 21.6 percent in 1994 from 27.6 percent in 1993 due to additional equity assigned to the business line for 1994 acquisitions.

  Much of the gain resulted from stronger noninterest income, which increased primarily due to growth in corporate trust, investment sales and management fees. Assets under management totaled $24.5 billion at year-end 1994, up from $21.6 billion at the previous year-end. Net interest income decreased, reflecting a reduction in balances from mortgage custody accounts. The increase in noninterest expense reflects costs associated with recent acquisitions; however, the efficiency ratio improved to 70.9 percent in 1994 from 71.2 percent in 1993.

Statement of Income Analysis
- ----------------------------

NET INTEREST INCOME - Net interest income on a taxable-equivalent basis was $1.21 billion in 1994, compared with $1.15 billion in 1993 and $1.02 billion in 1992. The improvement in net interest income reflects increases in average loan yields and average loan balances. The average yield on loans for 1994 was 8.19 percent, or 25 basis points higher than the average yield of 7.94 percent in 1993, reflecting the rising rate environment which increased rates on variable rate loans. Average loans totaled $18.6 billion in 1994, an increase of $806 million, or 4.5 percent, from 1993, reflecting significant growth in both consumer and commercial loans, partially offset by decreases in the balance of loans to mortgage bankers and residential first mortgage loans. Excluding these first mortgage-related balances, average loans for the year increased by $2.0 billion, or 15.7 percent from 1993, reflecting increases in credit cards, home equity loans, and consumer lines of credit, as well as small business and middle-market commercial loans, including loans acquired with Boulevard. The average balance of interest-bearing liabilities in 1994 increased $574 million, or 3.6 percent, over 1993, as short-term borrowings replaced noninterest-bearing deposits related to loans to mortgage bankers.

  The improvement in net interest income from 1992 to 1993 reflects increases in average earning assets of $1.7 billion, or 8.2 percent, and average noninterest-bearing deposits of $1.6 billion, or 33.4 percent. The increases in earning assets and noninterest-bearing deposits were largely a result of the Bank Shares Incorporated ("BSI") acquisition, higher production in residential mortgage banking and increases in secured loans to mortgage banking companies. The decline in nonperforming assets also contributed to the growth in net interest income in both years.



















18  First Bank System, Inc. and Subsidiaries
- --

TABLE 3.  Analysis of Net Interest Income

(Dollars in Millions)                                                        1994       1993       1992
- --------------------------------------------------------------------------------------------------------
Net interest income (taxable-equivalent basis).......................    $1,209.9   $1,150.6   $1,017.8
                                                                         ===============================
Average balances of earning assets supported by:
  Interest-bearing liabilities.......................................    $ 16,688   $ 16,114   $ 15,997
  Noninterest-bearing liabilities....................................       6,213      6,581      4,986
                                                                         -------------------------------
    Total earning assets.............................................    $ 22,901   $ 22,695   $ 20,983
                                                                         ===============================
Average yields and weighted average rates (taxable-equivalent basis):
  Earning assets yield...............................................        7.69%      7.40%      8.12%
  Rate paid on interest-bearing liabilities..........................        3.31       3.28       4.29
                                                                        --------------------------------
Gross interest margin................................................        4.38%      4.12%      3.83%
                                                                        ================================
Net interest margin..................................................        5.28%      5.07%      4.85%
                                                                        ================================
Net interest margin without taxable-equivalent increments............        5.22%      4.99%      4.74%
                                                                        ================================

  The net interest margin, on a taxable-equivalent basis, was 5.28 percent in 1994, an increase of 21 basis points from 5.07 percent in 1993 and 43 basis points from 4.85 percent in 1992. The improvement in the net interest margin in 1994 over 1993 resulted from both a shift in the mix of loans and increases in the reference rate on variable-rate loans. There was a decrease in lower-margin mortgage-related loans and an increase in higher yield consumer and commercial loans. The improvement from 1992 to 1993 is attributable to two factors having approximately equal effects on the Company's ratios. The Company's balance sheet mix changed, including a decrease in lower yielding short-term investments and a shift in the loan portfolio mix toward consumer loans, as a result of the BSI acquisition, and promotional campaigns for the Company's home equity product. In addition, cyclical economic factors resulted in lower interest rates, increasing the level of noninterest-bearing deposits and allowing for wider spreads between prime rates and short-term funding costs.

TABLE 4.  Changes in Rate and Volume

                                            1994 COMPARED WITH 1993               1993 COMPARED WITH 1992
                                         ---------------------------------------------------------------------
(In Millions)                            Volume    Yield/Rate   Total          Volume    Yield/Rate   Total
- --------------------------------------------------------------------------------------------------------------
Increase (decrease) in:
  Interest income:
    Loans...........................     $ 65.2    $ 44.7       $109.9         $126.0    $(151.5)     $ (25.5)
    Taxable securities..............       (9.8)     (4.6)       (14.4)          59.5      (27.5)        32.0
    Nontaxable securities...........       (1.9)     (1.1)        (3.0)           3.2        (.3)         2.9
    Federal funds sold and
      resale agreements.............      (12.5)      6.7         (5.8)         (17.3)      (5.5)       (22.8)
    Other...........................       (2.7)     (1.3)        (4.0)         (12.5)       1.4        (11.1)
                                         ---------------------------------------------------------------------
      Total.........................       38.3      44.4         82.7          158.9     (183.4)       (24.5)
  Interest expense:
    Savings deposits and time
      deposits less than $100,000...      (16.4)    (22.6)       (39.0)           9.2     (123.9)      (114.7)
    Time deposits over $100,000.....      (14.5)      2.9        (11.6)         (17.6)     (12.7)       (30.3)
    Short-term borrowings...........       49.8       9.1         58.9            7.1       (7.7)         (.6)
    Long-term debt..................       18.1      (3.0)        15.1           (1.0)     (10.7)       (11.7)
                                         ---------------------------------------------------------------------
      Total.........................       37.0     (13.6)        23.4           (2.3)    (155.0)      (157.3)
                                         ---------------------------------------------------------------------
    Increase (decrease) in net
      interest income...............     $  1.3       $ 58.0    $ 59.3         $161.2    $ (28.4)     $ 132.8
                                         =====================================================================

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


                                 First Bank System, Inc. and Subsidiaries  19
                                                                           --

PROVISION FOR CREDIT LOSSES - The provision for credit losses was $93.0 million in 1994, down $32.2 million from the provision of $125.2 million in 1993, and $90.4 million from the provision of $183.4 million in 1992. Improved credit quality caused the decrease in the provision. Nonperforming assets declined to $153.0 million at December 31, 1994, from $226.0 million at December 31, 1993, and $412.1 million at December 31, 1992. Net charge-offs declined to $104.6 million in 1994 from $150.0 million in 1993, and $203.1 million in 1992. Included in the 1992 provision for credit losses is a merger-related provision of $13.6 million related principally to the Company's valuation of WCIC's $70 million mobile home loan portfolio.

NONINTEREST INCOME - Noninterest income was $628.0 million in 1994, compared with $569.6 million in 1993, an increase of $58.4 million, or 10.3 percent. Noninterest income was $535.7 million in 1992. The increases in both 1994 and 1993 were primarily due to higher credit card and trust fees. Credit card and trust fees increased $55.0 million, or 19.4 percent, from 1993. From 1992 to 1993, these fees increased by $38.5 million, or 15.7 percent.

  Credit card fees were $179.0 million in 1994, up $41.9 million, or 30.6 percent, from $137.1 million in 1993. Credit card fees in 1993 were up $20.2 million, or 17.3 percent higher than 1992 credit card fees which totaled $116.9 million. Most of the 1994 increase in credit card fees is attributable to increased volumes for the Company's payment systems products, including the Corporate Card, the Purchasing Card, the Northwest Airlines WorldPerks credit card, and merchant processing. Most of the 1993 increase is attributable to increased volumes for the Corporate Card product.

  Trust fees in 1994 were $159.2 million, up $13.1 million, or 9.0 percent, from $146.1 million in 1993. Trust fees in 1994 reflect growth in corporate and institutional trust fees, including income from the March acquisition of Boulevard and the September acquisition of the domestic corporate trust business of J.P. Morgan. Trust fees in 1993 increased $18.3 million, or 14.3 percent, from $127.8 million in 1992. Trust fees for 1993 reflect growth from the BSI acquisition and the corporate trust business units purchased from U.S. Bancorp in March of 1993 and Bankers Trust Company of California in July of 1992. Trust assets under management were $24.5 billion at December 31, 1994, compared with $21.6 billion in 1993 and $19.1 billion in 1992.

  Service charges on deposit accounts totaled $115.6 million in 1994, compared with $115.3 million in 1993 and $108.4 million in 1992.

TABLE 5.  Noninterest Income

(Dollars in Millions)                                        1994     1993    1992
- ------------------------------------------------------------------------------------
Credit card fees........................................    $179.0   $137.1  $116.9
Trust fees..............................................     159.2    146.1   127.8
Services charges on deposit accounts....................     115.6    115.3   108.4
Insurance commissions...................................      23.8     20.9    27.3
Trading account profits and commissions.................       9.3     10.1    10.5
Securities gains (losses)...............................      (3.8)      .3     1.9
Other...................................................     144.9    139.8   142.9
                                                            ------------------------
  Total noninterest income..............................    $628.0   $569.6  $535.7
                                                            ========================

  Insurance commissions were $23.8 million in 1994, compared with $20.9 million in 1993, reflecting increased commission income on annuity sales. In 1992, the Company decided to reduce its focus on traditional insurance products and concentrate on other retail and community banking efforts in the regions, including annuities. The Company sold its Montana insurance agencies in December 1992, and in the first quarter of 1993, the Company sold its Twin Cities Metro insurance agency.

  Trading account profits were $9.3 million in 1994, down slightly from $10.1 million in 1993 and $10.5 million in 1992. Sales of securities resulted in net losses of $3.8 million in 1994, and sales of investment securities resulted in net gains of $.3 million in 1993 and $1.9 million in 1992. Sales of available-for-sale securities are effected to improve the overall return of the portfolio through the reinvestment of the proceeds at higher rates.




20  First Bank System, Inc. and Subsidiaries
- --

  Other noninterest income increased 3.6 percent to $144.9 million in 1994 from $139.8 million in 1993. Included in 1993 were net charges of approximately $28 million related to the accelerated amortization of mortgage loan servicing rights due to prepayments in the Company's mortgage servicing portfolio, partially offset by $11 million in one-time gains from the sale of assets. Other noninterest income totaled $142.9 million in 1992.

NONINTEREST EXPENSE - Noninterest expense was $1.05 billion, a decrease of $47.4 million, or 4.3 percent, from 1993. Included in 1993 noninterest expense are merger and integration charges totaling $72.2 million relating to the CNB acquisition. Noninterest expense in 1992 also included merger-related charges of $110.4 million associated with the acquisition of WCIC and BSI. These accruals were made to reflect the disposal of problem assets and to provide for other merger-related costs.

  Excluding the effects of the 1993 merger-related provisions, noninterest expense for the year increased $24.8 million, or 2.4 percent. The modest increase in expenses reflects the addition of the operations of Boulevard and J.P. Morgan domestic corporate trust business, offset by the benefits realized through integrating recent acquisitions. Compared with noninterest expense for 1993, adjusted to include the expenses of Boulevard and the acquired corporate trust business on a pro forma basis and excluding merger-related charges, noninterest expense for the year declined by $33.2 million, or 3.1 percent. Excluding merger-related charges, noninterest expense in 1993 increased $24.4 million, or 2.4 percent, from $1.00 billion in 1992 due to the December 31, 1992, acquisition of BSI. Compared with noninterest expense for 1992, adjusted to include the operations of BSI on a pro forma basis, and excluding merger-related charges, noninterest expense for 1993 declined $76.7 million, or 6.9 percent. This decline reflects the successful integration of the CNB, WCIC and BSI acquisitions in 1993.


TABLE 6.  Noninterest Expense

(Dollars in Millions, Except Per Employee Data)                         1994       1993       1992
- ---------------------------------------------------------------------------------------------------
Salaries.........................................................   $  395.7   $  389.1   $  388.7
Employee benefits................................................       91.6       86.3       85.5
                                                                    -------------------------------
  Total personnel expense........................................      487.3      475.4      474.2
Net occupancy....................................................       86.3       93.4       87.9
Furniture and equipment..........................................       78.3       72.7       67.2
FDIC insurance...................................................       46.0       46.4       42.2
Advertising......................................................       29.7       20.5       20.0
Amortization of goodwill and other intangible assets.............       39.6       30.6       25.2
Other personnel costs............................................       32.2       27.5       20.2
Professional services............................................       33.8       36.7       38.7
Data processing..................................................       13.9       21.3       22.4
Printing, stationery and supplies................................       20.0       21.9       21.0
Postage..........................................................       19.1       19.4       19.1
Telephone........................................................       21.1       18.7       16.5
Other real estate (includes $26.4 merger-related charge in 1992).       (2.9)       2.2       41.2
Merger and integration...........................................          -       72.2       84.0
Other............................................................      148.7      141.6      134.5
                                                                    -------------------------------
  Total noninterest expense......................................   $1,053.1   $1,100.5   $1,114.3
                                                                    ===============================
Efficiency ratio*................................................       57.2%      64.0%      71.8%
Efficiency ratio, excluding merger-related charges...............       57.2       59.8       64.7
Average number of full-time equivalent employees**...............     11,997     12,300     12,553
Personnel expense per employee...................................   $ 40,619   $ 38,650   $ 37,776
                                                                    ===============================

*Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.






                                 First Bank System, Inc. and Subsidiaries  21
                                                                           --

  The efficiency ratio improved to 57.2 percent in 1994 from 59.8 percent in 1993 and 64.7 percent in 1992, excluding merger-related charges. The Company's efficiency ratio now ranks among the top five banks of its peer group. The keys to the high productivity are the tight cost control culture throughout the organization and the successful integration of acquisitions. Each acquisition completed has been integrated at a progressively faster pace, enabling the Company to realize substantial cost reductions.

  Salaries and employee benefits expenses in 1994 were $487.3 million, up only slightly from 1993's total of $475.4 million. Including the operations of Boulevard and the corporate trust unit of J.P. Morgan on a pro forma basis in 1993, salaries and benefits expense in 1994 decreased $17.6 million, or 3.5 percent. In 1992, salaries and employee benefits expenses were $474.2 million. Including BSI on a pro forma basis in 1992, salaries and benefits expense in 1993 decreased $36.3 million, or 7.1 percent.

  Net occupancy expense totaled $86.3 million in 1994, a decrease of $7.1 million, or 7.6 percent, from 1993, reflecting efforts to improve productivity in the Company's distribution network by subleasing excess office space. Furniture and equipment expense increased $5.6 million, or 7.7 percent, from 1993. This increase included costs associated with acquisitions and recent investments in communication and data processing technology.

  FDIC insurance premiums remained relatively constant at $46.0 million in 1994, compared with $46.4 million and $42.2 million in 1993 and 1992, respectively. The increase in premiums of $4.2 million, or 10.0 percent, during 1993 resulted from generally higher deposit levels, primarily related to BSI.

  Advertising expense was $29.7 million in 1994, compared with $20.5 million in 1993 and $20.0 million in 1992, reflecting expanded marketing efforts in the growing consumer asset businesses.

  Amortization of goodwill and other intangible assets was $39.6 million in 1994, $30.6 million in 1993, and $25.2 million in 1992. The increases are primarily attributable to the additional goodwill and intangible assets resulting from the Boulevard and J.P. Morgan acquisitions in 1994 and the BSI and the corporate trust unit acquisitions in 1993 and 1992.

  Other personnel costs were $32.2 million in 1994, $27.5 million in 1993, and $20.2 million in 1992. The increased use of temporary labor related to system improvements and conversions caused the increases in both 1994 and 1993.

 The Company recorded merger-related charges of $72.2 million relating to the CNB acquisition in 1993. The charges relate to the closing of redundant facilities and consolidation of operations and include $29.7 million in conversion and required customer communications costs, $22.8 million in severance, $14.3 million in premises and equipment write-downs, and $5.4 million in other merger-related costs. Merger-related charges of $84.0 million relating primarily to the acquisition of WCIC were recorded in 1992. The charges include $31.2 million in premises and equipment write-downs, $12.6 million in securities and interest rate swap write-downs, and $40.2 million in severance, system conversions, and required customer communications costs.

INCOME TAX EXPENSE - The provision for income taxes was $256.9 million in 1994, compared with $178.8 million in 1993 and $78.6 million in 1992. The increase is primarily a result of the higher level of taxable income along with a continued decline in tax-exempt interest income. The provision for 1993 reflects a one percent increase in the corporate income tax rate, but the effect was partially offset by the favorable impact of recording the related increase in deferred tax assets.

  At December 31, 1994, the Company's net deferred tax asset was $220.2 million, net of valuation allowances of $14.0 million, compared with a net deferred tax asset of $160.0 million, net of valuation allowances of $19.6 million, at December 31, 1993. The acquisition of Boulevard caused most of the increase over last year. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. For further information on income taxes, refer to Note L on page 57.

Balance Sheet Analysis
- -----------------------

LOANS - On an aggregate basis, the Company's loan portfolio increased $502 million, or 2.7 percent, to $19.3 billion at year-end 1994 from $18.8 billion at year-end 1993. An increase of $2.8 billion primarily in the commercial, credit card, and home equity and second mortgage portfolios was offset by a $2.3 billion decrease in loans to mortgage bankers and residential mortgages.




22  First Bank System, Inc. and Subsidiaries
- --

TABLE 7.  Loan Portfolio Distribution

                                      1994                1993                1992                1991                1990
- ----------------------------------------------------------------------------------------------------------------------------------
At December 31 (Dollars                   Percent             Percent             Percent             Percent             Percent
in Millions)                     Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
- ----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial....................  $ 7,196      37.3%  $ 6,176      32.8%  $ 5,675      33.3%  $ 5,842      35.8%  $ 6,898      41.0%
 Financial institutions........      787       4.1     2,004      10.7     1,132       6.6     1,001       6.1       568       3.4
 Real estate:
  Commercial mortgage..........    1,822       9.4     1,495       8.0     1,539       9.0     1,445       8.8     1,438       8.5
  Construction.................      327       1.7       231       1.2       234       1.4       295       1.8       358       2.1
 HLTs..........................      283       1.5       183       1.0       284       1.7       334       2.0       577       3.4
                                 -------------------------------------------------------------------------------------------------
   Total commercial............   10,415      54.0    10,089      53.7     8,864      52.0     8,917      54.5     9,839      58.4
CONSUMER:
 Residential mortgage..........    2,273      11.8     2,422      12.9     2,568      15.0     2,006      12.3     1,967      11.7
 Residential mortgage held for
  sale.........................      162        .8     1,088       5.8       705       4.1       758       4.6       643       3.8
 Home equity and second
  mortgage.....................    2,199      11.4     1,755       9.3     1,362       8.0       992       6.1       884       5.3
 Credit card...................    2,409      12.5     1,757       9.4     1,782      10.5     1,709      10.4     1,232       7.3
 Revolving credit..............      694       3.6       690       3.7       600       3.5       573       3.5       350       2.1
 Automobile....................      392       2.0       342       1.8       519       3.0       726       4.4     1,124       6.7
 Installment...................      401       2.1       376       2.0       430       2.5       444       2.7       572       3.4
 Student loans held for sale...      336       1.8       260       1.4       246       1.4       240       1.5       218       1.3
                                 -------------------------------------------------------------------------------------------------
   Total consumer..............    8,866      46.0     8,690      46.3     8,212      48.0     7,448      45.5     6,990      41.6
                                 -------------------------------------------------------------------------------------------------
   Total loans.................  $19,281     100.0%  $18,779     100.0%  $17,076     100.0%  $16,365     100.0%  $16,829     100.0%
                                 =================================================================================================

COMMERCIAL: Commercial loans totaled $7.2 billion at year-end 1994, up $1.0 billion, or 16.5 percent, from year-end 1993. Year-end 1993 commercial loans were $6.2 billion, up $.5 billion, or 8.8 percent from year-end 1992. The increase in commercial loans includes growth of $583 million in small and middle market business lending and $250 million in the Corporate Payment System which issues Visa corporate, business and purchasing cards to businesses.

  At December 31, 1994, the significant industry groups based on commercial loans outstanding were consumer product manufacturers (29 percent), service industries, including both business and consumer services (26 percent), and wholesalers (20 percent). This mix is similar to those in 1993 and 1992.

  The geographical distribution of the commercial portfolio is concentrated in the Company's operating region, with approximately 80 percent of amounts outstanding to borrowers located in Minnesota, Colorado, Wisconsin, Illinois, Montana, North Dakota, and South Dakota.

FINANCIAL INSTITUTIONS: The portfolio of loans to financial institutions dropped to $.8 billion at December 31, 1994, from $2.0 billion at December 31, 1993, and $1.1 billion at December 31, 1992. The significant decrease from prior years is attributable to the cyclical nature of the Company's secured loans to mortgage banking firms. The mortgage banking firms' loan volume has decreased due to a decline in refinancings related to a rise in market interest rates.

  The financial institutions group provides financing to customer institutions headquartered throughout the United States. Many of these institutions originate residential mortgages on a national basis. The Company secures these loans primarily with first liens on single family residences.

COMMERCIAL REAL ESTATE: The Company's portfolio of commercial real estate mortgages and construction loans grew approximately $400 million to $2.1 billion at December 31, 1994, compared with $1.7 billion at December 31, 1993, and $1.8 billion at December 31, 1992. The Company has seen increased activity in commercial real estate loans as market prices stabilized and vacant space declined, allowing more projects to meet the Company's high credit standards.


                                    First Bank System, Inc. and Subsidiaries  23
                                                                              --

     Commercial mortgages outstanding were $1.8 billion at December 31, 1994, compared with $1.5 billion at December 31, 1993. Real estate construction loans outstanding at December 31, 1994, totaled $327 million, compared with $231 million from year-end 1993. The Company maintains the real estate construction designation on a loan until the project is producing sufficient cash flow to service traditional mortgage financing, at which time the loan is transferred to the commercial mortgage portfolio. Approximately $23 million of construction loans were transferred to the commercial mortgage portfolio in 1994.

     The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $355 million at December 31, 1994, and $206 million at December 31, 1993. At year-end 1994, real estate interests secured $176 million of tax-exempt industrial development loans and commitments and $295 million of standby letters of credit. At year-end 1993, these exposures totaled $218 million and $301 million, respectively. Table 8 shows the breakdown of these real estate exposures by property type and geographic location.

TABLE 8.  Commercial Real Estate Exposure by Property Type and Geography

                                         Percentage of Total
                                           at December 31
                                         -------------------
PROPERTY TYPE                                1994    1993
- ------------------------------------------------------------
Mixed-use office........................     19.3%   18.0%
Retail..................................     18.8    15.0
Office building.........................     17.2    14.6
Multi-family............................     10.9    11.3
Hotel/motel.............................      5.8     6.0
Single-family residential...............      5.2     5.4
Land....................................      2.3     2.5
Other, primarily owner-occupied.........     20.5    27.2
                                         -------------------
                                            100.0%  100.0%
                                         -------------------

GEOGRAPHY
- ------------------------------------------------------------
Minnesota...............................     31.2%   32.5%
Colorado................................     23.8    28.0
Montana, North Dakota and South Dakota..     11.9    11.8
Wisconsin...............................     10.5    12.8
Illinois................................      5.3      .4
                                         -------------------
  Total FBS region......................     82.7    85.5
Other West..............................      8.3     3.7
Southeast...............................      3.1     3.0
Other Southwest.........................      3.0     3.5
Other Midwest...........................      2.6     4.1
Mid-Atlantic............................       .3      .2
                                         -------------------
                                            100.0%  100.0%
                                         -------------------

     Other real estate totaled $39.9 million at December 31, 1994. These properties are valued at estimated market value, and year-end 1994 book value represents approximately 32 percent of the aggregate original investment. In-substance foreclosures, which are included in the other real estate balance at year-end 1994, are properties held as collateral over which the Company possesses economic control due to the borrower's inability to repay the related loan or rebuild equity in the property. The Company does not possess legal title to these properties. The adoption of SFAS 114,

24   First Bank System, Inc. and Subsidiaries
- --

"Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, will require the reclassification of certain of the in-substance foreclosure assets to nonperforming loans. These amounts are not material.
     The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial category and totaled $342 million at December 31, 1994, and $286 million at December 31, 1993.

HIGHLY LEVERAGED TRANSACTIONS: The Company's exposure to commercial loans involving the buyout, recapitalization or acquisition of an existing business, called highly leveraged transactions ("HLTs"), remained at relatively low levels. At December 31, 1994, the Company had HLT outstandings totaling $283 million and was committed under definitive loan agreements to lend an additional amount of approximately $179 million. Total exposure was $233 million at December 31, 1993, and $375 million at December 31, 1992. The increase in HLT originations is consistent with industry and economic trends. The Company continues to have stringent underwriting criteria and monitoring procedures for its HLT lending.

CONSUMER: Consistent with the Company's strategy, growth in retail lending is of continuing importance to the Company. Total consumer loan outstandings were $8.9 billion at December 31, 1994, up $176 million from $8.7 billion at year-end 1993. Excluding a $1.1 billion decrease in first mortgage residential loans and residential mortgage loans held for sale, the other consumer loans increased $1.3 billion, or 24.2 percent.
     Home equity and second mortgages increased $444 million, or 25.3 percent, primarily due to successful promotions. In addition, credit card loans, including the new Northwest Airlines WorldPerks credit card, grew $652 million, or 37.1 percent. Revolving credit loans remained relatively constant at $.7 billion at December 31, 1994, and 1993. During 1994, automobile loans increased $50 million, or 14.6 percent, to $392 million and installment loans increased $25 million, or 6.6 percent, to $401 million. At December 31, 1994, student loans totaled $336 million, up $76 million from the prior year.
     The rising interest rate environment in 1994 resulted in decreased activity in the Company's residential mortgage loan portfolio. Residential mortgage outstandings decreased $149 million, or 6.2 percent, to $2.3 billion, and residential mortgages held for sale decreased $926 million, or 85.1 percent. Loan production was approximately $1.6 billion in 1994, a 76.5 percent decrease from 1993. Included in 1993 loan production was $3.1 billion related to correspondent business and $2.0 billion more in refinance business than occurred in 1994. The Company's decision to exit the correspondent business contributed to approximately half of the 1994 loan production decline. The effect of this decision on net income was not material. Table 7 on page 23 shows the breakdown of the Company's consumer loan portfolio by type of loan.
     Consumer lending is based primarily in the Company's operating region of Minnesota, Colorado, Montana, North Dakota, South Dakota, Illinois, and Wisconsin. Of total consumer balances outstanding, approximately 80 percent are to customers located in the Company's operating region. See page 27 for a discussion of the general economic conditions within the Company's operating region.

ALLOWANCE FOR CREDIT LOSSES--At December 31, 1994, the allowance for credit losses was $433.8 million, compared with an allowance of $423.2 million at year-end 1993 and $448.0 million at year-end 1992. The ratio of the allowance for credit losses to nonperforming loans increased to 385 percent at December 31, 1994, from 269 percent at December 31, 1993, and 179 percent at December 31, 1992. For further information on the allowance for credit losses, refer to "Corporate Risk Profile," beginning on page 27.

SECURITIES--At December 31, 1994, the Company's available-for-sale securities portfolio was $3.15 billion compared with $3.32 billion at December 31, 1993. Securities sales and attrition more than offset the growth related to acquisitions, including the $770 million portfolio acquired with the Boulevard purchase. The relative mix of the securities portfolio has not changed significantly from the prior years with U.S. Treasury and mortgage-backed securities representing the majority of the portfolio.


                                   First Bank System, Inc. and Subsidiaries   25
                                                                              --

TABLE 9.  Available-for-sale Securities Portfolio Average Maturity

At December 31, 1994                          Average Maturity
- ---------------------------------------------------------------
U.S. Treasury.............................   3 years, 2 months
Other U.S. Agencies.......................   3 years, 0 months
State and Political.......................  14 years, 2 months
Other*....................................   4 years, 7 months
 Total....................................   4 years, 5 months
                                           ====================

*Excludes equity securities which have no stated maturity.

  The average effective life of the holdings is expected to be less than the average contractual maturities shown in the table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The table above does not reflect the average contractual maturity of mortgage-backed securities.

TABLE 10.  Available-for-sale Securities Portfolio Amortized Cost, Fair Value and Yield by Maturity Date

MATURING:                            WITHIN 1 YEAR                       1-5 YEARS                     5-10 YEARS
- -----------------------------------------------------------------------------------------------------------------------------
                              Amor-                             Amor-                             Amor-
At December 31, 1994          tized       Fair                  tized         Fair                tized       Fair
(Dollars in Millions)          Cost      Value     Yield         Cost        Value     Yield       Cost      Value     Yield
- -----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury..............  $ 61.8     $ 61.5     5.06%     $  892.9     $  863.0     6.24%     $207.2     $173.8     5.22%
Mortgage-backed
  securities*..............       -          -        -             -            -        -           -          -        -
Other U.S. Agencies........    31.0       30.9     5.27         117.4        111.0     5.55        41.8       38.6     6.86
State and Political***.....     3.1        3.1     7.86          20.1         20.2     9.79        39.2       39.1     9.02
Other......................    13.6       13.5     5.89          83.7         82.5     7.67        39.9       38.8     6.18
                           --------------------------------------------------------------------------------------------------
                             $109.5     $109.0     5.30%     $1,114.1     $1,076.7     6.34%     $328.1     $290.3     6.00%
                           ==================================================================================================

                                                                    MORTGAGE-BACKED
MATURING:                            OVER 10 YEARS                     SECURITIES                         TOTAL
- -----------------------------------------------------------------------------------------------------------------------------
                              Amor-                             Amor-                             Amor-
At December 31, 1994          tized       Fair                  tized         Fair                tized       Fair
(Dollars in Millions)          Cost      Value     Yield         Cost        Value     Yield       Cost      Value     Yield
- -----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury..............  $    -     $    -        -%     $      -     $      -        -%   $1,161.9   $1,098.3     6.00%
Mortgage-backed
  securities*..............       -          -        -       1,497.4      1,414.3     6.47     1,497.4    1,414.3     6.47
Other U.S. Agencies........      .6         .6     9.51             -            -        -       190.8      181.1     5.81
State and Political***.....   112.8      116.0    11.35             -            -        -       175.2      178.4    10.59
Other......................   137.6      141.4     6.86**           -            -        -       274.8      276.2     7.04**
                           --------------------------------------------------------------------------------------------------
                             $251.0     $258.0    10.81%**   $1,497.4     $1,414.3     6.47%   $3,300.1   $3,148.3     6.51%**
                           ==================================================================================================

  *Adjustable rate mortgage securities (ARMs) represent 46% of the balance of mortgage-backed securities.
 **Excludes equity securities which have no stated yield.
***Yields on state and political obligations that are not subject to federal income tax have been adjusted to taxable-equivalent using a 35% tax rate.

  Trading account assets are purchased for resale to customers. Trading account assets consist primarily of securities of the U.S. Treasury and its agencies, state and political subdivisions, and short-term obligations of banks. Other earning assets consist of federal funds sold, reverse repurchase agreements, deposits with banks, and equity securities that do not have readily determinable fair values. Trading account and other earning assets averaged $.6 billion in 1994 compared with $1.0 billion in 1993.

DEPOSITS - Noninterest-bearing deposits averaged $6.1 billion in 1994, down $359 million from the 1993 average of $6.4 billion. The decrease in noninterest-bearing deposits resulted from reduced loan production at mortgage banking firms that generate noninterest-bearing deposits.

  Average interest-bearing deposits include certificates of deposit, savings certificates, and money market and interest checking products. These deposits averaged $13.1 billion in 1994 compared with $13.9 billion in 1993. The relatively low market interest rate environment throughout 1994 caused deposits to decline.

SHORT-TERM BORROWINGS - Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, averaged $2.4 billion in 1994, or $1.1 billion more than in the prior year. These borrowings were obtained at competitive rates during 1994 and replaced the lower level of deposits in 1994.

LONG-TERM DEBT - Intermediate- and long-term debt averaged $1.2 billion in 1994, up from $913 million in 1993. In October 1994, First Bank National Association ("FBNA"), the Company's lead bank, completed a $100 million subordinated debt issuance in the form of 10-year noncallable notes. The notes were priced at 8.35 percent, or 70 basis points over the 10-year Treasury note. In June 1994, the Company placed $100 million in subordinated debt in the form of 10-year noncallable notes. The notes

26  First Bank System, Inc. and Subsidiaries
- --
were priced at 7.55 percent, or 64 basis points over the 10-year Treasury note. During 1993, the Company placed three $100 million subordinated debt issuances.

  Medium-term notes outstanding totaled $514 million at December 31, 1994, compared with $248 million at December 31, 1993. During 1994, the Company issued $355 million of medium-term notes with maturities of one to three years and $50 million of notes with maturities of less than one year. Maturities and retirement of medium-term notes during 1994 totaled $139 million.

Corporate Risk Profile
- ----------------------

OVERALL RISK PROFILE - Managing risk is an essential part of the operation of a financial services institution. The most prominent risk exposures are credit quality, interest rate sensitivity and liquidity risk. Credit quality risk involves the risk of either not collecting interest when it is due or not receiving the principal balance of the loan or investment when it matures or otherwise is due. Interest rate sensitivity risk is the risk of reduced net interest income because of differences in the repricing characteristics of assets and liabilities, as well as the change in the market value of assets and liabilities as interest rates fluctuate. Liquidity risk is the risk that the Company will not be able to fund its obligations and is largely a function of how effectively the Company manages its other risks.

CREDIT MANAGEMENT - The Company continued to maintain its high level of credit quality in 1994. Nonperforming assets declined for the fifth consecutive year during 1994, reflecting the Company's disciplined credit culture characterized by individual lender accountability and prudent credit policies, the reduced risk profile of the loan portfolio, and improved economic conditions in the Company's lending region. The ratio of nonperforming assets to loans plus other real estate declined to .79 percent at year-end 1994 from 1.20 percent at year-end 1993 and 2.39 percent at year-end 1992. The risk reduction in the portfolio is a result of the Company's focus on middle market lending in its region and a shift toward more consumer lending. Consistent with the Company's strategy, the acquisitions made during the past three years have enhanced middle market and consumer loan portfolios. The ratio of the allowance for credit losses to nonperforming loans increased to 385 percent indicating strong reserve coverage. This coverage ratio was 269 percent at year-end 1993 and 179 percent at year-end 1992.

  In evaluating credit risk, the Company takes into consideration the composition of its loan portfolio, its level of allowance coverage, macroeconomic concerns such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions, regional economic conditions, and other issues.

  The Company's credit management process includes central credit policy and administration functions and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. Regular credit examinations conducted by the credit administration function support the Company's credit management process. Quarterly, management reviews large loans and all loans experiencing deterioration of credit quality. A standard credit scoring system is used to assess consumer credit risks and to price consumer products relative to their assigned risk rating.

  The Company operates principally in Minnesota, Colorado, Illinois, Montana, Wisconsin, North Dakota, and South Dakota. Most economic indicators in the Company's operating regions compare favorably with national indicators. Approximately 60 percent of the Company's loan portfolio consists of extensions of credit to companies and consumers in Minnesota and Colorado. According to federal and state government agencies, unemployment rates in Minnesota and Colorado were 3.5 percent and 3.3 percent, respectively, compared to the national unemployment rate of 5.1 percent at December 31, 1994. Through September 30, 1994, the national foreclosure rate was .92 percent, compared with .58 percent in Minnesota and .36 percent in Colorado.

  The Company engages in various non-lending activities which may give rise to credit risk, including interest rate swap contracts, foreign exchange transactions for the benefit of customers, and the processing of credit card transactions for merchants' activities. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans. For additional information on the Company's interest rate swap positions see "Interest Rate Risk Management" on page 31.





                                First Bank System, Inc. and Subsidiaries  27
                                                                          --

TABLE 11. Summary of Allowance for Credit Losses

(Dollars in Millions)                                 1994    1993    1992    1991    1990
- --------------------------------------------------------------------------------------------
Balance at beginning of period.....................  $423.2  $448.0  $426.9  $454.0  $480.0
CHARGE-OFFS
  Commercial:
    Commercial.....................................    53.3    45.5    58.8    93.3    96.8
    Financial institutions.........................     1.1     6.5     --      2.0     3.0
    Real estate:
      Commercial mortgage..........................    16.0    55.5    45.6    72.0    66.3
      Construction.................................      .2      .4     6.1     6.3    32.0
    HLTs...........................................     3.8     8.0    27.0    11.5    15.9
                                                     ---------------------------------------
        Total commercial...........................    74.4   115.9   137.5   185.1   214.0
  Consumer:
    Residential mortgage...........................     3.0     1.9     5.1     5.1     6.9
    Credit card....................................    78.5    71.6    85.5    68.4    43.7
    Other..........................................    31.9    35.6    45.6    47.1    37.2
                                                     ---------------------------------------
        Total consumer.............................   113.4   109.1   136.2   120.6    87.8
                                                     ---------------------------------------
        Total......................................   187.8   225.0   273.7   305.7   301.8
RECOVERIES:
  Commercial:
    Commercial.....................................    36.4    31.0    37.1    27.6    30.4
    Financial institutions.........................      .4     7.0     --      --       .7
    Real estate:
      Commercial mortgage..........................    17.5    10.3     5.9    11.7     4.2
      Construction.................................      .9     1.3     1.9     1.2     4.7
    HLTs...........................................     6.4     2.4     3.0     5.3     3.1
                                                     ---------------------------------------
        Total commercial...........................    61.6    52.0    47.9    45.8    43.1
  Consumer:
    Residential mortgage...........................      .9     1.4     2.1     1.6     2.0
    Credit card....................................     9.1     9.7     8.0     6.0     4.3
    Other..........................................    11.6    11.9    12.6    10.0    10.5
                                                     ---------------------------------------
        Total consumer.............................    21.6    23.0    22.7    17.6    16.8
                                                     ---------------------------------------
        Total......................................    83.2    75.0    70.6    63.4    59.9
NET CHARGE-OFFS
  Commercial:
    Commercial.....................................    16.9    14.5    21.7    65.7    66.4
    Financial institutions.........................      .7     (.5)    --      2.0     2.3
    Real estate:
      Commercial mortgage..........................    (1.5)   45.2    39.7    60.3    62.1
      Construction.................................     (.7)    (.9)    4.2     5.1    27.3
    HLTs...........................................    (2.6)    5.6    24.0     6.2    12.8
                                                     ---------------------------------------
        Total commercial...........................    12.8    63.9    89.6   139.3   170.9
  Consumer:
    Residential mortgage...........................     2.1      .5     3.0     3.5     4.9
    Credit card....................................    69.4    61.9    77.5    62.4    39.4
    Other..........................................    20.3    23.7    33.0    37.1    26.7
                                                     ---------------------------------------
        Total consumer.............................    91.8    86.1   113.5   103.0    71.0
                                                     ---------------------------------------
        Total......................................   104.6   150.0   203.1   242.3   241.9
Provision charged to operating expense.............    93.0   125.2   183.4   202.2   215.4
Additions related to acquisitions..................    22.2     --     40.8    13.0      .5
                                                     ---------------------------------------
Balance at end of period...........................  $433.8  $423.2  $448.0  $426.9  $454.0
                                                     ---------------------------------------
Allowance as a percentage of period-end loans......    2.25%   2.25%   2.62%   2.61%   2.70%
Allowance as a percentage of nonperforming loans...     385     269     179     142     104
Allowance as a percentage of nonperforming assets..     284     187     109      78      68
                                                     ---------------------------------------


28   First Bank System, Inc. and Subsidiaries
- --

ANALYSIS AND ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES--The allowance for credit losses provides for credit losses inherent in the Company's loan portfolio and related off-balance sheet commitments. The provision for credit losses increases and net charge-offs decrease the allowance. Management has determined that the allowance for credit losses is adequate based on a continuing evaluation of the loan portfolio and off-balance sheet commitments, economic conditions and expectations, historical experience and the risk evaluation of individual credits. Although the recent trend of slow steady economic growth may contribute to the continued improvement in the credit portfolio, any stagnation or reversals in the economy could cause an increase in the required level of the allowance for credit losses.

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

  Management allocates components of the allowance to certain industry sectors based on its assessment of the relative risk characteristics of the loan portfolio. Table 12 shows the allocation of the allowance for credit losses by loan category. Commercial allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. Consumer allocations are based on an analysis of historical and expected delinquency and charge-off statistics.

  At December 31, 1994, the allowance for credit losses was $433.8 million, or
2.25 percent of loans. This compares with an allowance of $423.2 million, or
2.25 percent of loans, at year-end 1993 and $448.0 million, or 2.62 percent of loans, at December 31, 1992. The allowance increased to 385 percent of nonperforming loans at December 31, 1994, compared with 269 percent at December 31, 1993, and 179 percent at December 31, 1992.

  The unallocated allowance increased to $268.1 million at year-end 1994 from $254.9 million and $202.7 million at December 31, 1993, and 1992, respectively. Generally, the increase in the unallocated allowance reflects the trend of improving credit quality in the portfolio and the lower level of charge-offs. Although the allocation of the allowance is an important tool in credit management, the entire allowance for credit losses is available for the entire loan portfolio.

TABLE 12.  Allocation of Allowance for Credit Losses
                                       Allocation Amount at December 31              Allocation as a Percent of Loans Outstanding
                             ------------------------------------------------------------------------------------------------------
(Dollars in Millions)          1994      1993        1992       1991       1990     1994      1993       1992       1991       1990
- -----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial and financial
   institutions............  $ 74.4    $ 70.8      $ 83.7     $102.6     $133.9      .93%     .87%       1.23%      1.50%      1.79%
  Real estate:
    Commercial mortgage....    18.7      36.8        52.8       77.2      127.5     1.03     2.46        3.43       5.34       8.87
    Construction...........     1.9       1.0         7.3        5.3        3.6      .58      .43        3.12       1.80       1.01
  HLTs.....................     4.3       9.0        21.8       23.1       31.5     1.52     4.92        7.68       6.92       5.46
                             ------------------------------------------------------------------------------------------------------
    Total commercial.......    99.3     117.6       165.6      208.2      296.5      .95     1.17        1.87       2.33       3.01
CONSUMER:
  Residential mortgage.....     8.9      11.9        13.0       13.9       12.1      .37      .34         .40        .50        .46
  Credit card..............    32.5      22.0        38.9       39.7       31.0     1.35     1.25        2.18       2.32       2.52
  Other....................    25.0      16.8        27.8       15.0       24.1      .62      .49         .88        .50        .77
                             ------------------------------------------------------------------------------------------------------
    Total consumer.........    66.4      50.7        79.7       68.6       67.2      .75      .58         .97        .92        .96
                             ------------------------------------------------------------------------------------------------------
  Total allocated..........   165.7     168.3       245.3      276.8      363.7      .86      .90        1.44       1.69       2.16
  Unallocated portion......   268.1     254.9       202.7      150.1       90.3     1.39     1.35        1.18        .92        .54
                             ------------------------------------------------------------------------------------------------------
    Total allowance........  $433.8    $423.2      $448.0     $426.9     $454.0     2.25%    2.25%       2.62%      2.61%      2.70%

                                    First Bank System, Inc. and Subsidiaries  29
                                                                              --

ANALYSIS OF NET LOAN CHARGE-OFFS - As shown in Table 11 on page 28, net loan charge-offs decreased $45.4 million to $104.6 million from the $150.0 million reported in 1993 primarily due to decreases in commercial mortgage net charge-offs. Consumer loan net charge-offs in 1994 were $5.7 million higher than in 1993, reflecting an acceleration of the timing of charge-offs for fraud losses on credit card and other consumer loan balances. Net charge-offs were $203.1 million in 1992. Table 13 shows net charge-offs as a percentage of average loans outstanding by industry.

TABLE 13.  Net Charge-offs as a Percentage of Average Loans Outstanding by
           Industry

                                                1994          1993          1992         1991         1990
- -------------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial................................       .20%          .33%         .78%        1.06%          .95%
 Financial institutions....................       .06          (.03)           -           .28           .41
 Real Estate:
  Commercial mortgage......................      (.09)         2.99         2.64         4.34          4.84
  Construction.............................      (.27)         (.43)        1.63         1.55          5.87
                                                -----------------------------------------------------------
  Total commercial.........................       .13           .68         1.03         1.51          1.60

CONSUMER:
 Residential mortgage......................       .08           .01          .11          .13           .13
 Credit card...............................      3.38          3.57         4.53         4.17          3.61
 Other.....................................       .55           .74         1.11         1.26          1.01
                                                -----------------------------------------------------------
  Total consumer...........................      1.09          1.02         1.51         1.44           .96
                                                -----------------------------------------------------------
  Total....................................       .56%          .84%        1.25%        1.48%         1.34%
                                                ===========================================================

ANALYSIS OF NONPERFORMING ASSETS - Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1994, nonperforming assets totaled $153.0 million, a decrease of $73.0 million, or 32.3 percent, from year-end 1993. The ratio of nonperforming assets to loans plus other real estate improved to .79 percent at December 31, 1994, compared with 1.20 percent at year-end 1993 and
2.39 percent at year-end 1992. The most significant reductions in nonperforming assets occurred in commercial, HLT, and residential mortgage nonperforming loans and other real estate. Commercial nonperforming loans declined $16.1 million, or
38.2 percent, HLT nonperforming loans declined $10.2 million, or 50.7 percent, residential mortgage nonperforming loans declined $13.6 million, or 30.4 percent, and other real estate declined $27.5 million, or 40.8 percent.

  At December 31, 1993, nonperforming assets were $226.0 million, down $186.1 million, or 45.2 percent, from year-end 1992. The most significant reduction occurred in other real estate, which declined $90.8 million, or 57.4 percent, primarily due to sales of properties. The decrease in HLT nonperforming loans was related to one credit totaling $37.5 million which was paid in 1993. Residential mortgage nonperforming loans increased to $44.8 million at December 31, 1993, from $20.5 million at December 31, 1992, due to the purchase of $24.0 million of delinquent residential mortgages in connection with a sale of mortgage loan servicing rights. Government-sponsored mortgage insurance supports these loans, and the Company does not anticipate any significant losses related to these loans.

  Interest payments are currently received on approximately 20 percent of the Company's nonperforming assets. The payments are typically applied against principal and not recorded as income.

30 First Bank System, Inc. and Subsidiaries
- --

TABLE 14.  Nonperforming Assets

                                                          At December 31
                                            -----------------------------------------
(Dollars in Millions)                        1994     1993     1992     1991     1990
- -------------------------------------------------------------------------------------
Nonaccrual loans........................... $112.6   $157.6   $246.7   $284.8   $412.1
Restructured loans.........................     .1        -      3.5     16.7     25.7
                                            ------------------------------------------
 Nonperforming loans.......................  112.7    157.6    250.2    301.5    437.8
Other real estate..........................   39.9     67.4    158.2    229.9    207.1
Other nonperforming assets.................     .4      1.0      3.7     18.3     20.3
                                            ------------------------------------------
 Nonperforming assets...................... $153.0   $226.0   $412.1   $549.7   $665.2
                                            ------------------------------------------
Accruing loans 90 days or more past due.... $ 26.0   $ 31.2   $ 30.2   $ 43.4   $ 33.0
Nonperforming loans to total loans.........    .59%     .84%    1.47%    1.84%    2.60%
Nonperforming assets to total loans
 plus other real estate....................    .79     1.20     2.39     3.31     3.90
Net interest lost on nonperforming loans... $  7.6   $ 10.2   $ 13.8   $ 22.3   $ 31.1
                                            ------------------------------------------

  Accruing loans 90 days or more past due at December 31, 1994, totaled $26.0 million, compared with $31.2 million at December 31, 1993, and $30.2 million at December 31, 1992. Consumer loans 30 days or more past due were 1.8 percent of the total consumer portfolio at December 31, 1994, compared with 2.1 percent at December 31, 1993. Consumer loans 90 days or more past due at December 31, 1994, totaled .7 percent of the total consumer loan portfolio, compared to 1.0 percent at December 31, 1993. The decreases were primarily due to the improvement in delinquent residential mortgages purchased in 1993 in connection with a sale of mortgage loan servicing rights. Government-sponsored mortgage insurance supports all of these loans.

TABLE 15.  Nonperforming Assets by Industry

                                                              1994 Compared
                                    At December 31              with 1993
                                  -------------------------------------------
(Dollars in Millions)             1994          1993        Amount    Percent
- -----------------------------------------------------------------------------
COMMERCIAL:
   Commercial....................  $ 26.1       $ 42.2      $(16.1)    (38.2)%
   Financial institutions........       -           .9         (.9)   (100.0)
   Real estate:
     Commercial mortgage.........    33.6         36.9        (3.3)     (8.9)
     Construction................     1.6          2.2         (.6)    (27.3)
   HLTs..........................     9.9         20.1       (10.2)    (50.7)
                                   -------------------      -------
     Total commercial............    71.2        102.3       (31.1)    (30.4)

CONSUMER:
   Residential mortgage..........    31.2         44.8       (13.6)    (30.4)
   Credit card...................     9.9         10.3         (.4)     (3.9)
   Other.........................      .4           .2          .2     100.0
                                   -------------------      -------
     Total consumer..............    41.5         55.3       (13.8)    (25.0)
                                   -------------------      -------
     Total nonperforming loans...   112.7        157.6       (44.9)    (28.5)
 OTHER REAL ESTATE...............    39.9         67.4       (27.5)    (40.8)
 OTHER NONPERFORMING ASSETS......      .4          1.0         (.6)    (60.0)
                                   -------------------      -------
     Total nonperforming assets..  $153.0       $226.0      $(73.0)   (32.3)%
                                   -------------------      -------   -------

INTEREST RATE RISK MANAGEMENT - The Company's principal objective for interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. The Company uses derivative financial instruments ("derivatives") to hedge on-balance sheet items and, to a lesser extent, in connection with intermediated transactions for customers. The market risk on intermediated transactions is limited by entering into generally matching or offsetting positions. The Company does

                                    First Bank System, Inc. and Subsidiaries  31
                                                                              --
not enter into derivative contracts for speculative purposes.

  Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis which measures the difference between assets and liabilities that reprice in a given time period, simulation modeling which produces projections of net interest income under various interest rate scenarios and balance sheet strategies, and valuation modeling which measures the sensitivity of various components of the balance sheet under various interest rate scenarios. The significant assumptions include rate sensitivities, prepayment risks, and the timing of changes in prime and deposit rates compared with changes in money market rates.

  Table 16 shows the Company's interest rate repricing gap position at several repricing maturities. As of December 31, 1994, the Company had a cumulative positive repricing gap position at one year of $869 million, indicating that more assets than liabilities reprice within that period. This analysis is useful as a point-in-time measurement of interest rate risk. However, the gap analysis is unable to capture prepayment risk, the changing relationships between asset rates and liability rates of similar maturity (basis risk), option risk represented by interest rate caps and floors, and timing differences in adjusting the interest rates of certain assets and liabilities that have varying sensitivities to market interest rates. As a result, management places a greater reliance on simulation and valuation modeling to measure and manage interest rate risk.

  It is the Company's policy to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk over a 12-month period assuming an immediate and sustained 100 basis point change in interest rates. Forecasted results are sensitive to many assumptions, including estimates of the timing of changes in rates which are determined by reference to market indices, such as prime or LIBOR, relative to each other and relative to rates which are determined by the Company subject to competitive factors. The Company assumes that the timing of the changes in these rates will follow historic patterns, adjusted as necessary for current competitive factors and market conditions.


TABLE 16.  Interest Rate Sensitivity Gap Analysis

                                                                                 REPRICING MATURITIES
                                                        -------------------------------------------------------------------------
                                                          Less Than      3-6     6-12         1-5   More Than   Non-Rate
At December 31, 1994 (In Millions)                         3 Months   Months   Months       Years     5 Years  Sensitive   Total
- ---------------------------------------------------------------------------------------------------------------------------------
Assets:
 Loans...................................................   $11,125    $ 800   $1,457      $3,662    $2,121    $   116   $19,281
 Available-for-sale securities...........................       654      190      202       1,470       773       (141)    3,148
 Other earning assets....................................       548        -        -           -         -          -       548
 Nonearning assets.......................................       217        -        -         270     1,397      1,358     3,242
                                                          -----------------------------------------------------------------------
  Total assets...........................................   $12,544    $ 990   $1,659      $5,402    $4,291    $ 1,333   $26,219
                                                          =======================================================================
Liabilities and Equity:
 Deposits................................................   $ 6,576    $ 802   $1,156      $6,169    $4,052    $    36   $18,791
 Other purchased funds...................................     2,798        -        -           4        20          -     2,822
 Long-term debt..........................................       749        1        -          21       712          -     1,483
 Other liabilities.......................................        28        -        -           -         -        820       848
 Equity..................................................         -        -        -           -         -      2,275     2,275
                                                          -----------------------------------------------------------------------
  Total liabilities and equity...........................   $10,151    $ 803   $1,156      $6,194    $4,784    $ 3,131   $26,219
                                                          =======================================================================
Effect of off-balance sheet hedging instruments:
 Receiving fixed.........................................   $   115    $ 130   $  215      $1,489    $  725    $     -   $ 2,674
 Paying floating.........................................    (2,499)     (25)    (150)          -         -          -    (2,674)
                                                          -----------------------------------------------------------------------
  Total effect of off-balance sheet hedging instruments..   $(2,384)   $ 105   $   65      $1,489    $  725    $     -   $     -
                                                          =======================================================================
Repricing gap............................................   $     9    $ 292   $  568      $  697    $  232    $(1,798)  $    -
Cumulative repricing gap.................................         9      301      869       1,566     1,798          -
                                                          =======================================================================

This table estimates the repricing maturities of the Company's assets, liabilities and hedging instruments based upon the Company's assessment of the repricing characteristics of contractual and non-contractual instruments. Non-contractual deposit liabilities are allocated among the various maturity categories as follows: approximately fifty percent of regular savings, interest-bearing checking, and money market checking balances and sixty-eight percent of money market savings balances are reflected in the Less Than 3 Months category, with the remainder placed in the 1-5 Years category. Approximately seventy-three percent of demand deposits and related nonearning asset accounts is allocated in the More Than 5 Years category, fifteen percent is allocated in the 1-5 Years category with the remaining allocated in the Less Than 3 Months category.


32  First Bank System, Inc. and Subsidiaries
- --

The Company invests in fixed rate assets or receives the fixed rate on interest rate swaps as a hedge to maintain acceptable rate risk levels. The derivatives the Company uses to achieve its hedging objectives are primarily interest rate swaps, caps, and floors. Interest rate swap agreements involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of December 31, 1994, the Company receives payments on $2.7 billion notional amount of interest rate swap agreements, based on fixed interest rates, and makes payments based on variable interest rates. These swaps have an average fixed rate of 6.91 percent and an average variable rate, which is tied to various LIBOR rates, of
6.09 percent. The maturity of these agreements ranges from one month to 10 years with an average remaining maturity of 4.0 years.

TABLE 17. Interest Rate Swap Hedging Portfolio Notional Balances and Yields by
 Maturity Date

At December 31, 1994 (Dollars in Millions)
- ---------------------------------------------------------------------------
                                                   Weighted        Weighted
                                                    Average         Average
Receive Fixed Swaps*               Notional   Interest Rate   Interest Rate
Maturity Date                        Amount        Received            Paid
- ---------------------------------------------------------------------------
1995............................     $  460            7.36%           6.17%
1996............................        433            7.96            6.17
1997............................        250            6.36            5.95
1998............................        356            5.77            6.06
1999............................        550            6.83            6.20
After 1999**....................        625            6.80            5.94
                                     ------
Total...........................     $2,674            6.91%           6.09%
                                     ======================================

*At December 31, 1994, the Company did not have any swaps in its portfolio which required it to pay fixed-rate interest.

**At December 31, 1994, all swaps with a maturity after 1999 hedge fixed rate subordinated notes.

Swaps contributed to the Company's net interest margin by reducing interest expense for the years ended December 31, 1994, 1993, and 1992, by $63.6 million, $88.8 million, and $80.6 million, respectively.

The Company also uses interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. Interest rate floor counterparties will pay the Company the difference between a certain short-term rate and the strike level of the agreement should the short-term rate fall below the strike level. The total notional amount of floor agreements purchased as of December 31, 1994, was $950 million with an average strike level of 3-month LIBOR at 3.50 percent and an average remaining maturity of 3.0 years. The impact of floors on net interest income was not material for the year ended December 31, 1994. Note M on page 59 has further information on interest rate swaps and options.

Forward contracts, totaling $196 million at December 31, 1994, hedge the interest rate risk of the fixed rate mortgage loans originated and held for sale by the Company's mortgage subsidiary. The Company enters into foreign currency commitments primarily as an intermediary for customers. Derivative contracts which are not hedges are primarily customer-driven. The Company limits its exposure to market risk on these contracts by entering into generally matching or offsetting positions. The Company also manages its credit risk on all derivative contracts through counterparty and credit limit approvals and monitoring credit concentration risks.

Another objective of the interest rate risk measurement and management process is to quantify the sensitivity of the market value of the Corporation's balance sheet components to changes in interest rates. SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments for which it is practicable to estimate that value. The general definition of financial instruments is cash, equity instruments or investments and contractual obligations to pay or receive cash or other financial instruments. The Statement indicates quoted market prices are the preferred means of estimating the fair value of a specific instrument, but in the cases where market quotes are not available, various valuation techniques, such as discounted cash flow



                                    First Bank System, Inc. and Subsidiaries  33
                                                                              --
calculations, or pricing models or services, should be used to determine fair values. Due to the nature of its business and the financing needs of its customers, the Company uses a large number of financial instruments, the majority of which are not actively traded. Accordingly, the Company uses various valuation techniques to estimate the fair value of its financial instruments. For further information on fair values of financial instruments refer to Note N on page 61.

LIQUIDITY MANAGEMENT -- The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for managing these needs while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand and investment opportunities. With this information, ALCO supervises the funding needs and excess funding positions, as well as the maintenance of contingent funding sources, to achieve a balance sheet structure that provides sufficient liquidity.

  Several rating agencies recognized the sustained improvement in the Company's credit quality, liquidity, capital and earnings. As of December 31, 1994, Moody's Investors Service, Standard & Poors, and Thomson BankWatch rated the Company's senior debt as "A2," "A," and "A+," respectively. The strong debt ratings allowed the Company to obtain negotiated funding, which includes term certificates of deposit, foreign branch time deposits, national federal funds purchased, bank notes, and medium-term notes, at competitive rates. Negotiated funding increased to $3.1 billion at year-end 1994, compared with $.7 billion at year-end 1993 and $.8 billion at year-end 1992. Although negotiated funding has increased, the Company continues to focus its funding opportunities primarily on deposits within its operating region. Approximately 82 percent of the Company's funding comes from retail deposits within its operating region. The Company's purchased funds index, calculated as negotiated funding and repurchase agreements, net of federal funds sold and resale agreements, divided by loans and securities, remains relatively low at 12.7 percent at December 31, 1994, compared with a peer group average of 20.2 percent.

  Holding company assets totaled $3.5 billion at December 31, 1994, compared with $3.1 billion at December 31, 1993, and $3.2 billion at December 31, 1992. The increase in holding company assets during 1994 relates primarily to the acquisitions which were made during the year.

  The funding for the holding company consists primarily of long-term debt and equity, while funding for the Company's bank subsidiaries consists primarily of customer deposits. During 1994, holding company long-term debt, including medium-term notes, increased to $1.0 billion from $.7 billion at year-end 1993. The Company placed subordinated debt issuances of $100 million during both 1994 and 1993. FBNA, the Company's lead bank, placed subordinated debt issuances of $100 million during 1994 and $200 million during 1993. In 1994, three of the Company's bank subsidiaries registered a $2 billion medium-term bank note program. Notes issued under this program may mature from 30 days to 15 years after issuance and bear fixed or floating interest rates. Proceeds from the sale of the notes will be used for general corporate purposes. At December 31, 1994, there were no notes issued under this program.

  Long-term debt maturing in 1995 is approximately $195 million. These debt obligations will be met through medium-term note or subordinated debt issuance, as well as from the approximately $374 million of holding company cash and cash equivalents on hand at December 31, 1994. It is the Company's operating practice to maintain liquid assets at the holding company sufficient to fund its operating cash needs, including debt repayment.

Capital Management
- ------------------

  At December 31, 1994, total shareholders' equity was $2.275 billion, or 8.7 percent of assets, compared with 8.5 percent at year-end 1993 and 8.7 percent at year-end 1992. Common shareholders' equity at December 31, 1994, was $2.169 billion, or $19.25 per share, compared with $1.979 billion, or $18.09 per share, at year-end 1993 and $1.939 billion, or $17.09 per share, at year-end 1992. The common equity-to-assets ratio increased 77 basis points from year-end 1993 to
8.3 percent at December 31, 1994. The common equity-to-assets ratio increased 20 basis points to 7.5 percent at year-end 1993 from 7.3 percent at year-end 1992. Compared to 1993, earnings retention has offset the decrease caused by stock repurchases.

34  First Bank System, Inc. and Subsidiaries
- --

TABLE 18.  Capital Ratios

At December 31 (Dollars in Millions)            1994        1993        1992
- ------------------------------------------------------------------------------
Common equity...............................   $2,169      $1,979      $1,939
  As a percent of assets....................      8.3%        7.5%        7.3%
Tangible common equity*.....................   $1,844      $1,811      $1,764
  As a percent of assets....................      7.1%        6.9%        6.7%
Total shareholders' equity..................   $2,275      $2,245      $2,318
  As a percent of assets....................      8.7%        8.5%        8.7%
Tier 1 capital..............................   $1,902      $1,971      $2,008
  As a percent of risk-adjusted assets......      8.0%        9.2%        9.5%
Total risk-based capital....................   $2,962      $2,863      $2,669
  As a percent of risk-adjusted assets......     12.5%       13.3%       12.6%
Leverage ratio..............................      7.5         7.6         7.8
                                               -------------------------------

 *Defined as common equity less goodwill.

  During 1994, the Company repurchased approximately 6.3 million shares of its common stock, of which 4.4 million shares related to acquisitions. On January 18, 1995, and February 15, 1995, the Board of Directors authorized additional repurchase programs of 2.0 million and 14.0 million shares of common stock, respectively. The Company will use those shares in connection with previously announced acquisitions, stock option plans, dividend reinvestment plans, employee stock purchase plans, and other corporate purposes.

  On April 1, 1994, the Company completed the redemption of $159.3 million of its preferred stock, consisting of $89 million of Preferred Stock Series 1989A and $70.3 million of Preferred Stock Series 1989B. During 1993, the Company redeemed its $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock.

  The Company's risk-based capital ratios, which take into account the different credit risks among banking organizations' assets, have remained strong over the past three years. Tier 1 and total risk-based capital ratios were 8.0 percent and 12.5 percent, respectively, on December 31, 1994, compared with 9.2 percent and 13.3 percent at December 31, 1993, and 9.5 percent and 12.6 percent at December 31, 1992. The decrease in the ratios was due to the preferred stock redemptions and common stock repurchases discussed above. In accordance with the regulatory guidelines, unrealized gains and losses on the securities portfolio are excluded from the risk-based capital calculations, and equity capital created by the adoption of SFAS 109, related to deferred tax assets, is subject to limitations for inclusion in risk-based capital.

  At December 31, 1994, the Company's leverage ratio, the ratio of Tier 1 capital to total quarterly average assets, was 7.5 percent compared with 7.6 percent and 7.8 percent at December 31, 1993, and 1992, respectively.

  The Federal Deposit Insurance Corporation ("FDIC") typically defines a bank to be "well capitalized" if it maintains a Tier 1 capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent and a leverage ratio of at least 5.0 percent. Generally, it is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. As shown by Table 19 on page 36, all of the Company's bank subsidiaries met the "well capitalized" designation at December 31, 1994.

                                    First Bank System, Inc. and Subsidiaries  35
                                                                              --

Table 19.  Bank Subsidiary Capital Ratios


                                                                        At December 31, 1994
                                                              ----------------------------------------
                                                                          Total
                                                              Tier 1    Risk-based              Total
(Dollars in Millions)                                         Capital    Capital     Leverage   Assets
- -------------------------------------------------------------------------------------------------------
Regulatory Capital Requirements:
Minimum..................................................       4.0%        8.0%         3.0%
Well-capitalized.........................................       6.0        10.0          5.0
Bank Subsidiaries:
First Bank National Association (Minnesota)..............       7.4        11.6          7.3    $14,567
Colorado National Bank...................................      10.6        12.6          7.5      6,702
First Bank National Association (Illinois)...............      18.1        19.4         10.4      1,383
First Bank of South Dakota (National Association)........       8.1        11.7          8.1      1,290
First Bank Montana, National Association.................      10.2        12.1          9.7      1,214
First Bank (N.A.) (Wisconsin)............................       8.7        11.1          9.0      1,166
First Bank of North Dakota, National Association.........       9.6        12.8          9.4        881
Colorado National Bank Aspen.............................      25.4        26.7         12.6         54
First National Bank of East Grand Forks..................      15.7        18.5          9.8         42

Note: These balances and ratios were prepared in accordance with regulatory accounting principles as disclosed in the banks' Call Reports.

    During 1994, total dividends on common stock were $130.9 million compared with $109.7 million in 1993 and $73.1 million in 1992. On a per share basis, dividends paid to common shareholders totaled $1.16 in 1994, $1.00 in 1993, and $.88 in 1992. On February 15, 1995, the Board of Directors increased the quarterly dividend rate paid to common shareholders from $.29 to $.3625. At this dividend rate, the annual dividend is equivalent to $1.45 per share.

    The primary sources of funds for the dividends paid by the Company to its shareholders are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its subsidiary banks is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note Q of Notes to Consolidated Financial Statements on page 66.

Accounting Changes

    The Company will adopt SFAS 114, "Accounting by Creditors for Impairment of a Loan," in January 1995. This Statement requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the effective interest rate of the loan, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the uncollectible principal amounts of impaired loans. The Statement also requires the reclassification of in-substance foreclosures from other real estate to nonperforming loans. The adoption of SFAS 114 is not expected to have a material effect on the Company.

   Effective December 31, 1993, the Company adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and reported its entire $3.3 billion of investment securities as available for sale. SFAS 115 requires that investments in debt securities and equity securities with readily determinable fair values be classified into three categories which then establish the accounting treatment. The accounting for two of the categories, trading securities and held-to-maturity securities, is essentially the same as prior practice. The other category, available-for-sale securities, is accounted for at fair value with unrealized holding gains or losses being reported in shareholders' equity. At December 31, 1994, the Company's available for sale securities portfolio was $3.1 billion, with an after-tax loss of $94.1 million recorded in shareholders' equity.



36 First Bank System, Inc. and Subsidiaries
- --

Impact of Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. As such, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power while monetary liabilities have corresponding purchasing power gains. Since banks generally have an excess of monetary assets over monetary liabilities, inflation will, in theory, cause a loss of purchasing power in the value of shareholders' equity. However, the concept of purchasing power is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are a more important determinant of bank earnings.

    Other sections of the Management's Discussion and Analysis provide the information necessary for an understanding of the Company's ability to react to changing interest rates.

Fourth Quarter Summary

In the fourth quarter of 1994, the Company reported net income of $110.5 million, or $.95 per share, compared with $95.9 million, or $.81 per share, in the fourth quarter of 1993. Return on average assets and return on average common equity in the fourth quarter of 1994 were 1.69 percent and 19.9 percent, respectively, compared with returns of 1.45 percent and 18.3 percent in the fourth quarter of 1993. The strong results for the fourth quarter reflect a higher net interest margin, growth in fee income, ongoing expense control, continued improvement in credit quality and effective capital management.

Table 20.  Fourth Quarter Summary


                                                          Three Months Ended
                                                              December 31
                                                          ------------------
(Dollars in Millions)                                     1994         1993
- ----------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis).........   $314.6      $293.3
Provision for credit losses............................     23.0        27.0
                                                          ------------------
  Net interest income after provision for credit losses    291.6       266.3
Noninterest income.....................................    163.1       145.9
Noninterest expense....................................    270.7       255.3
                                                          ------------------
 Income before income taxes............................    184.0       156.9
Taxable-equivalent adjustment..........................      3.6         3.7
Income taxes...........................................     69.9        57.3
                                                          ------------------
 Net income............................................   $110.5      $ 95.9
                                                          ==================
Return on average assets...............................     1.69%       1.45%
Return on average common equity........................     19.9        18.3
Net interest margin (taxable-equivalent basis).........     5.42        5.00
Efficiency ratio.......................................     56.5        58.1
PER SHARE DATA:
Net income.............................................   $  .95      $  .81
Common dividends paid..................................      .29         .25
                                                          ------------------

                                    First Bank System, Inc. and Subsidiaries  37
                                                                              --

    Net interest income on a taxable equivalent basis was $314.6 million in the fourth quarter of 1994, an increase of $21.3 million, or 7.3 percent, from the fourth quarter of 1993. The net interest margin on a taxable-equivalent basis was 5.42 percent compared with 5.00 percent a year ago. Net interest income and the margin improved principally due to increases in the average loan yield, resulting from increases in the Company's reference rate on variable rate loans during 1994, and a shift in the mix of loans from lower-margin mortgage-related balances to higher yield consumer and commercial loans. Total average earning assets were $23.0 billion during the fourth quarter of 1994, down $.3 billion from the level of $23.3 billion in the same period of 1993.

    The provision for credit losses was $23.0 million in the fourth quarter of 1994 compared with $27.0 million in the fourth quarter of 1993. The reduction in the provision was driven by continued declines in net charge-offs and nonperforming assets. See "Provision for Credit Losses" on page 20 and "Credit Management" on page 27 for further information regarding the provision, net charge-offs and the allowance for credit losses.

    Noninterest income was $163.1 million in the fourth quarter of 1994, an increase of $17.2 million, or 11.8 percent, from the same quarter a year ago. The increase reflects higher trust and credit card fees. Credit card fees were up as a result of higher sales volume for Corporate Card, Purchasing Card, merchant processing, and the Northwest Airlines WorldPerks credit card. Trust fees increased due to the growth in corporate and institutional trust fees, including the J.P. Morgan corporate trust unit and Boulevard acquisitions.

    Fourth quarter noninterest expense in 1994 was $270.7 million, an increase of only $15.4 million, from the fourth quarter of 1993, despite the addition of expenses associated with Boulevard and the domestic corporate trust business of J.P. Morgan. Compared with noninterest expense for the fourth quarter of 1993, adjusted to include the expenses of Boulevard and the acquired corporate trust business on a pro forma basis, noninterest expense for the fourth quarter of 1994 declined by $6.4 million, or 2.3 percent. The efficiency ratio for the fourth quarter of 1994 improved to 56.5 percent from 58.1 percent for the same quarter last year.







38  First Bank System, Inc. and Subsidiaries
- --

CONSOLIDATED BALANCE SHEET

At December 31 (In Millions, Except Shares)                     1994      1993
- -------------------------------------------------------------------------------
ASSETS
Cash and due from banks.....................................   $ 1,621   $ 1,682
Federal funds sold..........................................       135     1,032
Securities purchased under agreements to resell.............       336       306
Trading account securities..................................        77        55
Available-for-sale securities...............................     3,148     3,319
Loans.......................................................    19,281    18,779
  Less allowance for credit losses..........................       434       423
                                                               -----------------
  Net loans.................................................    18,847    18,356
Bank premises and equipment.................................       391       382
Interest receivable..........................................      153       129
Customers' liability on acceptances..........................      178       186
Other assets.................................................    1,333       938
                                                               -----------------
      Total assets...........................................  $26,219   $26,385
                                                               -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing........................................  $ 5,777   $ 7,489
  Interest-bearing...........................................   13,014    13,542
                                                               -----------------
      Total deposits.........................................   18,791    21,031
Federal funds purchased......................................    1,630       553
Securities sold under agreements to repurchase...............      534       369
Other short-term funds borrowed..............................      658       412
Long-term debt...............................................    1,483     1,015
Acceptances outstanding......................................      178       186
Other liabilities............................................      670       574
                                                               -----------------
      Total liabilities......................................   23,944    24,140
Shareholders' equity:
  Preferred stock............................................      106       266
  Common stock, par value $1.25 a share-authorized
  200,000,000 shares; issued: 1994 - 116,300,108 shares;
  1993 - 114,793,547 shares..................................      145       144
  Capital surplus............................................      721       676
  Retained earnings..........................................    1,429     1,328
  Less cost of common stock in treasury: 1994 - 3,621,450
  shares; 1993 - 5,391,883 shares............................     (126)     (169)
                                                               -----------------
      Total shareholders' equity.............................    2,275     2,245
                                                               -----------------
      Total liabilities and shareholders' equity.............  $26,219   $26,385
                                                               -----------------

See Notes to Consolidated Financial Statements.



                                     First Bank System, Inc. and Subsidiaries 39
                                                                              --

CONSOLIDATED STATEMENT OF INCOME


Year Ended December 31 (In Millions, Except Per-Share Data)                                 1994           1993          1992
- ---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.................................................................................  $    1,510.7   $    1,398.6  $    1,418.8
Securities:
  Taxable.............................................................................         199.2          218.2         186.4
  Exempt from federal income taxes....................................................          12.0           14.6          12.0
Other interest income.................................................................          25.2           30.4          64.1
                                                                                        -----------------------------------------
      Total interest income...........................................................       1,747.1        1,661.8       1,681.3
INTEREST EXPENSE
Deposits..............................................................................         373.1          423.7         568.7
Federal funds purchased and repurchase agreements.....................................          91.2           31.8          37.1
Other short-term funds borrowed.......................................................          18.5           19.0          14.3
Long-term debt........................................................................          69.5           54.4          66.1
                                                                                        -----------------------------------------
      Total interest expense..........................................................         552.3          528.9         686.2
                                                                                        -----------------------------------------
Net interest income...................................................................       1,194.8        1,132.9         995.1
Provision for credit losses...........................................................          93.0          125.2         183.4
                                                                                        -----------------------------------------
Net interest income after provision for credit losses.................................       1,101.8        1,007.7         811.7
NONINTEREST INCOME
Credit card fees......................................................................         179.0          137.1         116.9
Trust fees............................................................................         159.2          146.1         127.8
Service charges on deposit accounts...................................................         115.6          115.3         108.4
Securities gains (losses).............................................................          (3.8)            .3           1.9
Other.................................................................................         178.0          170.8         180.7
                                                                                        -----------------------------------------
      Total noninterest income........................................................         628.0          569.6         535.7
NONINTEREST EXPENSE
Salaries..............................................................................         395.7          389.1         388.7
Employee benefits.....................................................................          91.6           86.3          85.5
Net occupancy.........................................................................          86.3           93.4          87.9
Furniture and equipment...............................................................          78.3           72.7          67.2
FDIC insurance........................................................................          46.0           46.4          42.2
Advertising...........................................................................          29.7           20.5          20.0
Amortization of goodwill and other intangible assets..................................          39.6           30.6          25.2
Other personnel costs.................................................................          32.2           27.5          20.2
Professional services.................................................................          33.8           36.7          38.7
Data processing.......................................................................          13.9           21.3          22.4
Other real estate.....................................................................          (2.9)           2.2          41.2
Merger and integration................................................................             -           72.2          84.0
Other.................................................................................         208.9          201.6         191.1
                                                                                        -----------------------------------------
      Total noninterest expense.......................................................       1,053.1        1,100.5       1,114.3
                                                                                        -----------------------------------------
Income before income taxes and cumulative effect of changes in accounting principles..         676.7          476.8         233.1
Applicable income taxes...............................................................         256.9          178.8          78.6
                                                                                        -----------------------------------------
Income before cumulative effect of changes in accounting principles...................         419.8          298.0         154.5
Cumulative effect of changes in accounting principles.................................             -              -         157.3
                                                                                        -----------------------------------------
Net income............................................................................  $      419.8   $      298.0  $      311.8
                                                                                        =========================================
Net income applicable to common equity................................................  $      408.6   $      270.2  $      281.6
                                                                                        =========================================
EARNINGS PER COMMON SHARE
Average common and common equivalent shares...........................................   114,544,806    113,075,429   105,361,022
  Income before cumulative effect of changes in accounting principles.................  $       3.57   $       2.39  $       1.18
  Cumulative effect of changes in accounting principles...............................             -              -          1.49
                                                                                        -----------------------------------------
  Net income..........................................................................  $       3.57   $       2.39  $       2.67
                                                                                        =========================================

See Notes to Consolidated Financial Statements.

40  First Bank System, Inc. and Subsidiaries
- --

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                     Unrealized
                                                     Common                                        Gains/(Losses)
                                                     Shares   Preferred  Common  Capital  Retained on Securities, Treasury
(In Millions, Except Shares)                      Outstanding*  Stock     Stock  Surplus  Earnings  Net of Taxes   Stock**   Total
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1991........................ 102,536,867  $ 378.5   $128.5  $417.6  $  931.8    $   --       $  (4.3) $1,852.1
Net income.......................................                                           311.8                             311.8
Dividends declared:
  Preferred......................................                                           (30.2)                            (30.2)
  Common.........................................                                           (73.1)                            (73.1)
Retirement of stock acquired in mergers..........    (290,129)              (.4)   (5.9)                                       (6.3)
Issuance of common stock:
  Acquisition of Bank Shares Incorporated........   8,163,265              10.2   200.3                                .7     211.2
  Acquisition of Siouxland Bank Holding Company..     994,117               1.2    20.6                                        21.8
  Dividend reinvestment..........................     508,397                .5     7.8                               2.0      10.3
  Stock option and stock purchase plans..........   1,537,908               1.8    17.3                               1.6      20.7
                                                  ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1992........................ 113,450,425    378.5    141.8   657.7   1,140.3        --           --    2,318.3
Net income.......................................                                           298.0                             298.0
Dividends declared:
  Preferred......................................                                           (27.8)                            (27.8)
  Common.........................................                                          (109.7)                           (109.7)
Repurchase of common stock for treasury..........  (6,181,290)                                                     (187.1)   (187.1)
Issuance of common stock:
  Dividend reinvestment..........................     227,287                        .3                               6.4       6.7
  Stock option and stock purchase plans..........   1,905,242               1.7    18.4      (3.6)                   11.3      27.8
Redemption of preferred stock....................               (112.6)                      (2.6)                           (115.2)
Unrealized gain on available-for-sale securities.                                                       34.0                   34.0
                                                  ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993........................ 109,401,664    265.9    143.5   676.4   1,294.6       34.0       (169.4)  2,245.0
Net income.......................................                                           419.8                             419.8
Dividends declared:
  Preferred......................................                                           (11.2)                            (11.2)
  Common.........................................                                          (130.9)                           (130.9)
Purchase of treasury stock.......................  (6,305,882)                                                     (220.4)   (220.4)
Repurchase of stock warrants.....................                                  (2.3)                                       (2.3)
Acquisition of Boulevard Bancorp, Inc. for
 common stock, warrants, and stock options.......   6,227,649               1.9    54.9                             149.4     206.2
Other acquisitions...............................   1,385,806                               (13.9)                   48.1      34.2
Issuance of common stock:
  Dividend reinvestment..........................     185,890                        .2                               6.3       6.5
  Stock option and stock purchase plans..........   1,285,965                      (8.7)    (17.6)                   42.7      16.4
  Stock warrants exercised.......................     497,566                               (10.4)                   17.0       6.6
Redemption of preferred stock....................               (160.0)                      (7.0)                           (167.0)
Change in unrealized gains/(losses)..............                                                     (128.1)                (128.1)
                                                  ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994........................ 112,678,658  $ 105.9   $145.4  $720.5  $1,523.4    $ (94.1)     $(126.3) $2,274.8
                                                  ==================================================================================

 *Defined as total common shares less common stock held in treasury. **Ending treasury shares were 3,621,450 at December 31, 1994, 5,391,883 at
  December 31, 1993, and 253,920 at December 31, 1991.
  See Notes to Consolidated Financial Statements.



                                   First Bank System, Inc. and Subsidiaries   41
                                                                              --

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31 (In Millions)                                                                 1994        1993        1992
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income......................................................................................  $   419.8   $   298.0   $   311.8
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses...................................................................       93.0       125.2       183.4
  Depreciation and amortization of bank premises and equipment..................................       63.1        58.4        48.6
  Provision for deferred income taxes...........................................................       75.7        64.0        22.2
  Amortization of goodwill and other intangible assets..........................................       39.6        30.6        25.2
  Amortization and write-downs of loan servicing related intangibles............................       13.5        55.5        14.3
  Write-downs of other real estate..............................................................        2.5        18.1        47.5
  Provision for merger and integration..........................................................        --         72.2        84.0
  Cumulative effect of accounting changes.......................................................        --          --       (157.3)
  Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
    (Increase) decrease in trading account securities...........................................      (22.6)       39.3        57.2
    Decrease (increase) in loans held for sale..................................................      854.1      (379.8)     (191.4)
    Decrease in securities held for sale........................................................        --        429.9       183.4
    Decrease (increase) in accrued receivables..................................................       47.6       (10.2)       23.3
    (Decrease) increase in accrued liabilities..................................................      (22.5)     (152.3)        1.0
    Other--net..................................................................................      (37.6)      (81.6)       15.0
                                                                                                  ----------------------------------
      Net cash provided by operating activities.................................................    1,526.2       567.3       668.2

INVESTING ACTIVITIES
Net cash provided (used) by:
  Interest-bearing deposits with banks..........................................................        9.1       322.5        85.7
  Loans outstanding.............................................................................     (556.1)   (1,428.3)      160.8
  Securities purchased under agreements to resell...............................................      (30.5)      (93.4)      (76.7)
Securities transactions:
  Sales.........................................................................................    1,090.1        46.8        35.5
  Maturities....................................................................................      730.5     1,235.5       970.7
  Purchases.....................................................................................   (1,011.7)     (889.4)   (1,555.5)
Proceeds from sales/repayments of other real estate.............................................       65.8        99.5        95.8
Proceeds from sales of bank premises and equipment..............................................        6.4        31.5         9.7
Purchases of bank premises and equipment........................................................      (61.9)     (111.6)      (99.3)
Purchases of loans..............................................................................      (29.9)      (32.6)      (56.8)
Cash and cash equivalents of acquired subsidiaries..............................................       74.5         --        197.1
Business acquisitions, net of cash received.....................................................      (57.4)       (3.0)       67.4
Sale of unconsolidated subsidiaries.............................................................        --         12.8         --
Other--net......................................................................................      (12.2)      (26.3)       33.2
                                                                                                  ----------------------------------
      Net cash provided (used) by investing activities..........................................      216.7      (836.0)     (132.4)

FINANCING ACTIVITIES
Net cash provided (used) by:
  Deposits......................................................................................   (3,812.3)      (68.6)      138.8
  Federal funds purchased and securities sold under agreements to repurchase....................      936.6      (198.9)       12.5
  Short-term borrowings.........................................................................      226.2        57.0       (32.5)
Long-term debt transactions:
  Proceeds......................................................................................      611.5       440.0       160.8
  Principal payments............................................................................     (160.2)     (256.2)     (294.2)
Redemption of preferred stock...................................................................     (167.0)     (115.2)        --
Proceeds from dividend reinvestment, stock option, and stock purchase plans.....................       22.9        34.5        30.2
Purchase of treasury stock and stock warrants...................................................     (222.7)     (187.1)        --
Stock warrants exercised........................................................................        6.6         --          --
Cash dividends..................................................................................     (142.1)     (137.5)     (103.3)
                                                                                                  ----------------------------------
      Net cash used by financing activities.....................................................   (2,700.5)     (432.0)      (87.7)
                                                                                                  ----------------------------------
      Change in cash and cash equivalents.......................................................     (957.6)     (700.7)      448.1
Cash and cash equivalents at beginning of year..................................................    2,713.5     3,414.2     2,966.1
                                                                                                  ----------------------------------
      Cash and cash equivalents at end of year..................................................  $ 1,755.9   $ 2,713.5   $ 3,414.2
                                                                                                  ----------------------------------

See Notes to Consolidated Financial Statements.


42   First Bank System, Inc. and Subsidiaries
- --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  Significant Accounting Policies

First Bank System, Inc. ("The Company") is a regional, multibank holding company which provides bank and bank-related services principally to domestic markets, through its subsidiaries.

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

HELD-TO-MATURITY SECURITIES - Included in held-to-maturity securities are those securities which management has the positive intent and ability to hold to maturity. These securities are stated at cost, as adjusted for accretion of discounts or amortization of premiums, computed by the interest method. The adjusted cost of the specific security sold is used to compute the gains or losses on the sale.

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

  Certain subsidiaries engage in both direct and leveraged lease financing. The net investment in direct financing leases consists of the sum of all minimum lease payments and estimated residual values, less unearned income and investment tax credit. Unearned income is accreted into loan interest income over the terms of the leases to produce a constant rate of return on the net investment.

  The investment in leveraged leases consists of the sum of all lease payments (less the portion applicable to principal and interest on nonrecourse debt) plus estimated residual values, less unearned income. Unearned income is accreted into loan interest income over the positive years of the net investment.

  Loans and mortgages held for sale are carried at the lower of cost or market value as determined on an aggregate basis by type of loan.

ALLOWANCE FOR CREDIT LOSSES - Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and related off-balance sheet commitments, recent loss experience, and other pertinent factors, including current and anticipated economic conditions. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.



                                    First Bank System, Inc. and Subsidiaries  43
                                                                              --

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

INTEREST RATE SWAPS - The Company engages in interest rate swap transactions to manage its interest rate risk and as a financial intermediary. The Company does not enter into these contracts for speculative purposes. Income or expense on swaps designated as hedges of assets, liabilities or commitments is recorded as an adjustment to interest income or expense. If the hedged instrument is disposed of, the swap agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. If the interest rate swap is terminated, the gain or loss is deferred and amortized over the remaining life of the specific asset or liability it was hedging. The initial bid/offer spread on intermediated swaps is deferred and recognized in trading account profits and commissions over the life of the agreements. Intermediated swaps are marked to market and the resultant gain or loss is recorded currently in trading account profits and commissions.

INTEREST RATE CONTRACTS - The Company uses interest rate forwards, options, caps, and floors for managing its interest rate risk, as a financial intermediary and in its trading operations. For interest rate contracts that meet the criteria for hedge accounting treatment, gains or losses due to changes in the market value of the contracts are deferred initially and amortized over the period of interest rate risk exposure as adjustments to interest income or expense. Gains or losses related to the termination of these financial instruments or disposal of the hedged asset or liability are treated in the same manner as interest rate swaps. All other interest rate contracts are marked to market and the resulting gain or loss is recorded currently in trading account profits and commissions.

BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation and amortized primarily on the straight line method based on estimated useful lives.

  Capitalized leases, less accumulated amortization, are included in bank premises and equipment, and the lease obligations are included in long-term debt. Capitalized leases are amortized on the straight line method over the lease term and the amortization is included in depreciation expense.

OTHER REAL ESTATE - Other real estate (ORE), which is included in other assets, represents properties acquired through foreclosure, in-substance foreclosure or other proceedings. Upon classification as ORE, any excess of the loan receivable over the fair value of the collateral is charged to the allowance for credit losses. Property is evaluated regularly to ensure that the recorded amount is supported by the current fair value. In addition, annual appraisals are conducted. Subsequent to classification as ORE, the asset is carried at the lower of cost or fair value, less estimated selling costs. Changes in the carrying amount of the asset are either recorded in a valuation allowance or charged directly to expense.

INTANGIBLE ASSETS - The excess of cost over net assets of businesses acquired is included in other assets and is amortized over periods ranging up to 25 years. At December 31, 1994, goodwill totaled $324.7 million, net of accumulated amortization of $64.5 million. Other intangible assets, net of accumulated amortization, include corporate trust customer relationships of $82.4 million, purchased mortgage servicing rights of $43.0 million, cardholder relationships of $29.7 million, core deposits of $59.6 million, and other intangibles of $4.8 million at December 31, 1994. These assets are amortized over their estimated useful lives ranging from seven to ten years using straight line and accelerated methods, as appropriate.

INCOME TAXES - Deferred taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year end.

STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, cash equivalents are those amounts included in cash and due from banks and federal funds sold.


















44  First Bank System, Inc. and Subsidiaries
- --

PER SHARE CALCULATIONS - Primary earnings per share are computed by dividing income applicable to common stock (net income less preferred stock dividends) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. To compute the dilutive effect of restricted common shares issued under the 1991 and 1994 Stock Incentive Plans, the treasury stock method is applied to the unvested portion of the shares granted and the related unamortized expense. Fully diluted earnings per share computations assume the conversion of the Series 1991A preferred stock during the period that the stock was outstanding, unless the effect is anti-dilutive.

NOTE B.   Accounting Changes

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - In January 1995, the Company will adopt SFAS 114, "Accounting by Creditors for Impairment of a Loan," which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the loans' effective interest rate, observable market price or fair value of a collateral dependent loan. This differs from the Company's current policy in that it requires establishing a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The Statement also requires in-substance foreclosures to be reclassified from other real estate to nonperforming loans. The adoption of SFAS 114 is not expected to have a material effect on the Company.

NOTE C.   Business Combinations and Pending Acquisitions

METROPOLITAN FINANCIAL CORPORATION - On January 24, 1995, the Company completed the previously announced acquisition of Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota, resulting in 21.7 million shares being issued. As of December 31, 1994, MFC had approximately $7.9 billion in assets, $5.5 billion in deposits, and 211 offices principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company will use the pooling of interests method to account for the transaction. The following pro formas represent a combination of the results of operations of FBS and MFC for each period presented.

                                                                 Years Ended December 31,
                                                            --------------------------------
(In Millions, Except Per-Share Amounts)                         1994        1993       1992
- --------------------------------------------------------------------------------------------
Net interest income.......................................  $1,434.5    $1,355.9   $1,175.7
Cumulative effect of changes in accounting principles.....         -           -      233.2
Net income................................................     306.5       363.2      448.9
Net income per share......................................      2.16        2.48       3.35
                                                            ================================

BOULEVARD BANCORP, INC. - On March 25, 1994, the Company completed the acquisition of Boulevard Bancorp, Inc. ("Boulevard"), a commercial bank holding company headquartered in Chicago, Illinois. Under the terms of the purchase agreement, 6.2 million shares of the Company's common stock were issued. In addition, Boulevard's outstanding stock options and warrants were converted into stock options and warrants for the Company's common stock, at the same conversion rate.

  In connection with the Boulevard acquisition, the Company bought back existing shares of its common stock approximately equal to the number of shares issued at the time of closing of the Boulevard acquisition. The repurchase of these shares began in October 1993 and was completed in June 1994.



                                    First Bank System, Inc. and Subsidiaries  45
                                                                              --

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

    The following pro forma operating results of the Company assume that the Boulevard acquisition had occurred at the beginning of each period presented below. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results, principally amortization of intangibles.


                                             Years Ended December 31,
(In Millions, Except Per-Share Amounts)        1994            1993
- ---------------------------------------------------------------------
Net interest income.......................   $1,206.8        $1,186.1
Net income................................      403.7           299.0
Net income per share......................       3.38            2.26
                                             ========================

    The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

COLORADO NATIONAL BANKSHARES, INC. AND WESTERN CAPITAL INVESTMENT CORPORATION - Effective May 28, 1993, the Company completed the acquisition of Colorado National Bankshares, Inc. ("CNB"), formerly the largest independent commercial bank holding company in Colorado with $3.0 billion in assets. Approximately 20.6 million shares of the Company's common stock were issued for all of the outstanding common stock of CNB. Effective December 18, 1992, Western Capital Investment Corporation ("WCIC"), a $2.5 billion financial institution headquartered in Denver, Colorado, merged with a wholly-owned subsidiary of the Company, resulting in 5.3 million shares of the Company's common stock being issued for all the outstanding common shares of WCIC.

    Both the CNB and WCIC acquisitions were accounted for using the pooling of interests method of accounting. Accordingly, the Company's financial statements have been restated for all periods prior to the acquisitions to include the accounts and operations of CNB and WCIC.

BANK SHARES INCORPORATED - On December 31, 1992, the Company acquired Bank Shares Incorporated ("BSI"), a $2.1 billion bank holding company headquartered in Minneapolis, Minnesota, in a stock-for-stock exchange. Under the terms of the purchase agreement, the Company issued 8.2 million shares of common stock for all outstanding shares of BSI common stock. The acquisition of BSI was accounted for under the purchase method of accounting, and accordingly, the results of operations of BSI have been included in the Company's Consolidated Statement of Income since the acquisition date.

    The following pro forma operating results of the Company assume that the BSI acquisition had occurred at the beginning of 1992. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results.

                                                                     Year Ended
                                                                    December 31,
(In Millions, Except Per-Share Amounts)                                 1992
- --------------------------------------------------------------------------------
Net interest income...............................................    $1,069.9
Cumulative effect of changes in accounting principles.............       157.3
Net income........................................................       293.1
Net income per share..............................................        2.29
                                                                      ========

    The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.


46  First Bank System, Inc. and Subsidiaries
- --

OTHER ACQUISITIONS - During the past three years, the Company completed several acquisitions and has one pending acquisition in markets in which the Company has an existing presence, serving to strengthen the Company's retail banking market shares in these communities. On October 18, 1994, the Company signed a definitive purchase agreement to acquire First Western Corporation ("FWC"), a $323 million bank holding company based in Sioux Falls, South Dakota. FWC owns Western Bank, which has nine branches in South Dakota. The transaction received regulatory approval in January 1995 and is expected to close in the first quarter of 1995. On September 30, 1994, the Company completed the acquisition of Green Mountain Bancorporation, the holding company for the $35 million Green Mountain Bank, located in Lakewood, Colorado. On September 9, 1994, the Company completed its acquisition of the $121 million United Bank of Bismarck, located in Bismarck, North Dakota. On April 29, 1994, the Company completed the acquisition of First Financial Investors, Inc., a $200 million savings bank holding company located in Duluth, Minnesota. On February 28, 1994, the Company completed the acquisition of American Bancshares of Mankato, a $116 million bank holding company. During 1992, the Company acquired Siouxland Bank Holding Company, a $174 million institution headquartered in Fargo, North Dakota.

  The Company also completed the purchase of several corporate trust businesses serving to strengthen the strategic direction of the Company. On September 2, 1994, the Company acquired the domestic corporate trust business of J.P. Morgan & Co., Incorporated, which provides trust services for approximately 650 clients with 3,800 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships. In March 1993, the Company acquired the corporate trust business of two U.S. Bancorp subsidiaries in Washington and Oregon, and in July 1992, the Company acquired the corporate trust business of Bankers Trust Company of California.

NOTE D. Restrictions on Cash and Due from Banks
- -------------------------------------------------

  Bank subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged $389 million for the quarter ended December 31, 1994.

NOTE E. Available-for-sale Securities
- -------------------------------------

  The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 was as follows:

                                          1994                                        1993
                        -------------------------------------------------------------------------------------
                                     Gross       Gross                           Gross       Gross
                                   Unrealized  Unrealized                      Unrealized  Unrealized
                        Amortized   Holding     Holding      Fair   Amortized   Holding     Holding      Fair
(In Millions)             Cost       Gains       Losses     Value     Cost       Gains       Losses     Value
- -------------------------------------------------------------------------------------------------------------
U.S. Treasury..........   $1,162      $ 1        $ (65)    $1,098    $1,527       $25        $(11)     $1,541
Mortgage-backed
 securities............    1,497        1          (84)     1,414     1,286        18          (4)      1,300
Other U.S. agencies....      191        -          (10)       181        51         1           -          52
State and political....      175        3            -        178       184        12           -         196
Other..................      275       11           (9)       277       216        16          (2)        230
                        -------------------------------------------------------------------------------------
   Total...............   $3,300      $16        $(168)    $3,148    $3,264       $72        $(17)     $3,319
                        =====================================================================================

  The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993, and at that date, all the Company's investment securities were classified as available for sale. At December 31, 1994, the Company's available-for-sale securities portfolio was $3.1 billion, with an after-tax unrealized loss of $94.1 million recorded in shareholders' equity. Securities transactions reported in the Consolidated Statement of Cash Flows in 1994 reflect available-for-sale securities while transactions in 1993 and 1992 reflect held-to-maturity securities.

                                    First Bank System, Inc. and Subsidiaries  47
                                                                              --

    Securities carried at $1.2 billion at December 31, 1994, and $.8 billion at December 31, 1993, were pledged to secure public and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase had an amortized cost of $.5 billion and $.4 billion at December 31, 1994, and 1993, respectively.

    Gross realized gains and losses on securities were as follows:


(In Millions)                                        1994    1993   1992
- -------------------------------------------------------------------------
Gross realized gains.............................   $ 2.0   $ 3.3   $ 1.9
Gross realized losses............................    (5.8)   (3.0)     --
                                                    ---------------------
Net realized gains (losses)......................   $(3.8)  $  .3   $ 1.9
                                                    =====================

    For amortized cost, fair value and yield by maturity date of available-for-sale securities outstanding as of December 31, 1994, see Table 10 on page 26 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE F. Loans and Allowance for Credit Losses
- ---------------------------------------------

The composition of the loan portfolio at December 31 was as follows:

(In Millions)                                           1994      1993
- -----------------------------------------------------------------------
COMMERCIAL:
  Commercial.......................................   $ 7,196   $ 6,176
  Financial institutions...........................       787     2,004
  Real estate:
    Commercial mortgage............................     1,822     1,495
    Construction...................................       327       231
  HLTs.............................................       283       183
                                                      -----------------
      Total commercial loans.......................    10,415    10,089
                                                      -----------------
CONSUMER:
  Residential mortgage.............................     2,273     2,422
  Residential mortgage held for sale...............       162     1,088
  Home equity and second mortgage..................     2,199     1,755
  Credit card......................................     2,409     1,757
  Revolving credit.................................       694       690
  Automobile.......................................       392       342
  Installment......................................       401       376
  Student loans held for sale......................       336       260
                                                      -----------------
    Total consumer loans...........................     8,866     8,690
                                                      -----------------
    Total loans....................................   $19,281   $18,779
                                                      =================

    Certain directors and executive officers of the Company, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, are loan customers of the Company and its subsidiaries. These loans were made in the ordinary course of business at the subsidiaries' normal credit terms, including interest rate and collateralization, and were all current as to their terms at December 31, 1994, and 1993. The aggregate dollar amounts of these loans were $8.4 million and $18.6 million at December 31, 1994, and 1993, respectively. During 1994, additions totaled $88.5 million and repayments totaled $98.7 million.



48  First Bank System, Inc. and Subsidiaries
- --

    Nonaccrual and renegotiated loans totaled $113 million, $158 million, and $250 million at December 31, 1994, 1993, and 1992, respectively. The effect of nonaccrual and renegotiated loans on interest income was as follows:

(In Millions)                                                      1994   1993    1992
- ---------------------------------------------------------------------------------------
Interest income that would have been accrued
  at original contractual rates..................................  $9.7   $13.6   $21.6
Amount recognized as interest income.............................   2.1     3.4     7.8
                                                                   --------------------
Foregone revenue.................................................  $7.6   $10.2   $13.8
                                                                   ====================

    Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 1994, totaled $6.7 million. During 1994, there were no loans that were restructured at market interest rates and returned to a fully performing status.

    Activity in the allowance for credit losses was as follows:

(In Millions)                                                 1994     1993     1992
- -------------------------------------------------------------------------------------
Balance at beginning of year..............................   $423.2   $448.0   $426.9
Add:
 Provision charged to operating expense...................     93.0    125.2    183.4
Deduct:
 Loans charged off........................................    187.8    225.0    273.7
 Less recoveries of loans charged off.....................     83.2     75.0     70.6
                                                             ------------------------
 Net loans charged off....................................    104.6    150.0    203.1
Additions from acquisitions...............................     22.2        -     40.8
                                                             ------------------------
Balance at end of year....................................   $433.8   $423.2   $448.0
                                                             ========================

NOTE G.  Bank Premises and Equipment
- ------------------------------------
Bank premises and equipment at December 31 consisted of the following:

(In Millions)                                        1994       1993
- --------------------------------------------------------------------
 Land.............................................   $ 74       $ 73
 Buildings and improvements.......................    346        332
 Furniture, fixtures and equipment................    338        366
 Capitalized building leases......................     35         33
 Capitalized equipment leases.....................     35         31
                                                     ---------------
                                                      828        835
 Less accumulated depreciation and amortization...    437        453
                                                     ---------------
  Total...........................................   $391       $382
                                                     ===============

                                    First Bank System, Inc. and Subsidiaries  49
                                                                              --

NOTE H. Long-Term Debt
- ----------------------

  Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(In Millions)                                                         1994    1993
- -----------------------------------------------------------------------------------
FIRST BANK SYSTEM (Parent Company):
Floating-rate subordinated capital notes -- due November 29, 1996..  $  150  $  150
Fixed-rate 6.625% subordinated notes -- due May 15, 2003...........     100     100
Fixed-rate 8.00% subordinated notes -- due July 2, 2004............     125     125
Floating-rate subordinated notes -- due November 30, 2010..........     107     107
Medium-term notes..................................................     514     248
Capitalized lease obligations and other............................      15      15
                                                                     --------------
                                                                      1,011     745
SUBSIDIARIES:
Fixed-rate 6.00% subordinated notes -- due October 15, 2003........     100     100
Fixed-rate 7.55% subordinated notes -- due June 15, 2004...........     100       -
Fixed-rate 8.35% subordinated notes -- due November 1, 2004........     100       -
Step-up subordinated notes -- due August 15, 2005..................     100     100
Capitalized lease obligations......................................      39      39
Mortgage indebtedness and notes....................................      33      31
                                                                     --------------
  Total............................................................  $1,483  $1,015
                                                                     ==============

  The floating-rate subordinated capital notes due November 29, 1996, are currently redeemable at the option of the Company (with Federal Reserve Bank approval). If the option is not exercised, the notes will be exchanged at maturity for capital securities of the Company whose market value will equal the principal amount of the notes. The interest rate per annum is one-eighth of one percent above the London interbank offered rate ("LIBOR") for three-month Eurodollar deposits subject to a minimum of 5.25 percent. At December 31, 1994, the interest rate was 6.125 percent.

  The floating-rate subordinated notes due November 30, 2010, may be redeemed at par at the option of the Company. The interest rate per annum for each quarterly period is one-eighth of one percent above LIBOR for three-month Eurodollar deposits subject to a minimum of 5.25 percent. At December 31, 1994, the interest rate was 6.094 percent.

  The step-up subordinated notes due August 15, 2005, are issued by the Company's subsidiary bank, First Bank National Association. The interest rate on these notes is 6.25 percent through August 14, 2000, and 7.30 percent thereafter. The notes have a one-time call feature at the option of the Bank on August 15, 2000.

  Notes issued under the Company's medium-term note program may mature from 9 months to 15 years and bear fixed or floating interest rates. The notes outstanding at December 31, 1994, mature from February 1995 to November 1997 and have rates of 6.125 percent to 9.91 percent. The weighted average interest rate at December 31, 1994, is 6.47 percent.

  Maturities of long-term debt outstanding at December 31, 1994, were:

                                                                        Parent
(In Millions)                                             Consolidated  Company
- -------------------------------------------------------------------------------
1995.....................................................     $  195     $  189
1996.....................................................        298        291
1997.....................................................        193        185
1998.....................................................          2          -
1999.....................................................          3          1
Thereafter...............................................        792        345
                                                              -----------------
  Total..................................................     $1,483     $1,011
                                                              =================

50  First Bank System, Inc. and Subsidiaries
- --

NOTE I.  Shareholders' Equity

  COMMON STOCK - At December 31, 1994, the Company has 9,936,528 shares of its common stock reserved for future issuances under the Dividend Reinvestment Plan, Employee Stock Purchase Plan, and the Stock Option Plans (see Note K on page
52). Additionally, there are 3,952,000 shares of common stock reserved for issuance upon conversion of the Series 1991A Convertible Preferred Stock, described below under "Preferred Stock."

  The Company completed several acquisitions in the past three years with a total of 42.6 million common shares issued in exchange for the stock of the acquired banks. (See Note C on page 45.)

  During 1994, the Company repurchased 6.3 million shares of common stock utilized in connection with previously announced acquisitions and other corporate purposes. On January 18, 1995, and February 15, 1995, the Board of Directors authorized additional repurchase programs of 2.0 million and 14.0 million shares of common stock, respectively, for previously announced acquisitions and other corporate purposes.

  The Company has outstanding 12.6 million common shares sold in a private placement on July 18, 1990, which had accompanying periodic stock purchase rights ("PSPRs") and risk event warrants. The PSPRs become exercisable upon the event of a dividend shortfall, which will be deemed to exist if the Company does not pay an annual dividend equal to at least $.82 per share during any of the ten years following closing. Upon exercise, the holders of the PSPRs will receive value equal to the dividend shortfall in the form of shares of the Company's common or preferred stock, or the PSPRs may be redeemed for cash.

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

PREFERRED STOCK - The Company has four classes of cumulative preferred stock with par values of $1.00 per share and 10,000,000 shares authorized. In the past two years, the Company redeemed three of the four classes of cumulative preferred stock.

  Series 1991A Convertible Preferred Stock, issued in November 1991, has 2,118,500 shares outstanding, redeemable at the option of the Company on or after January 1, 1996, at $52.1375 per share, and thereafter at prices declining to its stated value of $50 per share on or after July 1, 2002. During 1994, the Company repurchased approximately 15,100 shares. Dividends are at a rate of
7.125 percent per annum. Series 1991A Convertible Preferred Stock is convertible at the option of the holder at any time into common stock of the Company at the rate of 1.7256 shares of common stock for each share of preferred stock, which is equivalent to a conversion price of $28.975 per share of common stock.

  On April 1, 1994, the Company redeemed the 3,560,000 and 1,405,000 shares of Series 1989A and Series 1989B, respectively, at a cost of $166.0 million. The annual dividend prior to redemption was 10.5 percent on the Series 1989A shares and the average annual dividend rate on the Series 1989B shares was 7.41 percent and 8.24 percent in 1993 and 1992, respectively.

  In September 1993, the Company redeemed the 1,000,000 shares of Series 1983A at the stated value of $100 per share. There was an average 6.5 percent dividend on the Series 1983A shares during 1992.

  Shares of all the Company's preferred stock issuances rank prior to common stock as to dividends and liquidation and have no voting rights except (i) in the event of certain dividend arrearages (in which event, holders of shares of the preferred stock are entitled to elect two additional directors to the Company's Board of Directors to serve until such dividend arrearages have been eliminated), and (ii) on matters that would have an adverse effect upon a series of the preferred stock, including the issuance of additional shares of preferred stock or shares of any other preferred stock ranking on a parity with the preferred stock.

                                     First Bank System, Inc. and Subsidiaries 51
                                                                              --

PREFERRED STOCK PURCHASE RIGHTS - In December 1988, the
Company declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock based on the shareholders of record on January 4, 1989. One
Right was also issued with respect to each share of common stock issued since January 4, 1989. The rights are designed to help management obtain fair and equal treatment for all shareholders in the event of a potential takeover.

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

  In the event that the Company is acquired in a merger or other business combination transaction or 50 percent or more of its consolidated assets or earning power is sold, each Right will thereafter entitle the holder to receive, upon exercise, shares of common stock of the acquiring company having a market value of two times the purchase price.

  The Rights will not be exercisable and will be transferable with and only with the common stock until 10 days after (i) a public announcement that a person or group has acquired 20 percent or more of the Company's common stock outstanding, or
(ii) a public announcement or commencement of a tender or exchange offer which would result in a person or group acquiring 20 percent or more of the common stock.

  The Rights expire on January 4, 1999, unless they are redeemed by the Company at a price of $.01 per Right prior to the acquisition by a person or group of 20 percent of the Company's common stock outstanding. Pursuant to an amendment adopted by the Board of Directors, the Rights will also expire on the date which is 24 months after the first date upon which the Company can generally be acquired by bank holding companies, principally located in at least 15 of the 20 states which as of September 30, 1992, had the largest amount of bank deposits.

  Until the Right is exercised, the Right holder will have no rights as a stockholder of the Company, including the right to vote or to receive dividends.

NOTE J.   Merger and Integration Charges

  In 1993, the Company recorded merger and integration charges totaling $72.2 million relating to the acquisition of CNB. Charges of $29.7 million were recorded for anticipated integration expenses, system and operational conversions, and required customer communications costs. Premises and equipment write-downs of $14.3 million relate to redundant main office and branch facilities. Other charges, totaling $28.2 million, primarily involve severance.

  In 1992, the Company recorded merger and integration charges totaling $84.0 million relating primarily to the acquisition of WCIC. Premises and equipment write-downs of $31.2 million relate to the closing of redundant main office and branch facilities. Securities and interest rate swap write-downs of $12.6 million reflect the Company's intention to dispose of certain mortgage-backed securities and swaps. Other charges, totaling $40.2 million, primarily involve severance, system conversions, and required customer communications costs.

NOTE K.   Employee Benefits

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

52 First Bank System, Inc. and Subsidiaries
- --

    Prior to their acquisition dates, when they became participants in the Company's plan, the former CNB and Boulevard employees were covered by separate, noncontributory pension plans that provided defined benefits based on an employee's years of service and compensation during employment.

    The following table sets forth the aggregate funded status and the net amounts recognized in the Company's balance sheet and statement of income for the plans at December 31:


(Dollars in Millions)                                                  1994      1993      1992
- ------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
    of $267.1 million in 1994, $251.9 million in 1993, and
    $213.8 million in 1992.........................................  $(276.7)  $(260.2)  $(220.2)
                                                                     ===========================
Projected benefit obligation for service rendered to date..........  $(284.6)  $(288.2)  $(247.8)
Plan assets at fair value, primarily listed stocks and U.S. bonds..    275.5     260.6     247.0
                                                                     ---------------------------
Deficiency of plan assets over projected benefit obligation........     (9.1)    (27.6)     (0.8)
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions...............     25.9      38.1      14.3
Unrecognized net asset at end of year (amortized over 15 years)....    (23.6)    (27.5)    (26.8)
                                                                     ---------------------------
Accrued pension cost included in other liabilities.................  $  (6.8)  $ (17.0)  $ (13.3)
                                                                     ===========================
Net pension costs include the following components:
  Service cost-benefits earned during the period...................  $  19.2   $  17.2   $  14.9
  Interest cost on projected benefit obligation....................     21.2      20.8      20.9
  Actual return on plan assets.....................................     (9.7)    (29.2)    (18.0)
  Net amortization and deferral....................................    (18.8)      2.4      (8.8)
                                                                     ---------------------------
Net periodic pension benefit cost..................................  $  11.9   $  11.2   $   9.0
                                                                     ===========================

     The FBS, CNB and Boulevard plans were valued separately for the years prior to their acquisitions, and each plan independently determined its assumptions. The aggregate disclosures, therefore, reflect the following weighted average assumptions.

                                                                            FBS          CNB     Boulevard
                                                                    ---------------------------------------
                                                                    1994   1993   1992   1992   1993   1992
- -----------------------------------------------------------------------------------------------------------
Weighted average discount rate...................................   8.0%   7.0%   8.0%   9.0%    7.0%   8.3%
Expected long-term rate of return................................   9.5   10.0   10.0    9.0    10.0   10.0
Rate of increase in future compensation..........................   5.6    6.0    6.0    5.6     5.0    5.0
                                                                   ========================================

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


                                    First Bank System, Inc. and Subsidiaries  53
                                                                              --

  Effective January 1, 1992, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plans. Under SFAS 106, the Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service periods.

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

  The Company currently intends to fund the postretirement benefit costs as they are incurred. The following table sets forth the plan's funded status recognized in the Company's balance sheet and statement of income at December 31:

(In Millions)                                                   1994     1993
- ------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees...................................................  $(41.3)  $(48.5)
  Fully eligible active plan participants....................    (3.6)    (3.4)
  Other active plan participants.............................    (9.2)   (12.5)
                                                               ---------------
    Total unfunded accumulated postretirement benefit
     obligation..............................................   (54.1)   (64.4)
Unrecognized net loss (gain) from past experience different
 from that assumed and from changes in assumptions...........    (9.3)     5.5
Unrecognized implementation obligation.......................     2.1      2.3
                                                               ---------------
Accrued postretirement benefit cost..........................  $(61.3)  $(56.6)
                                                               ===============
Net periodic postretirement benefit cost includes the
 following components:
Service cost -- benefits attributed to service during the
 period......................................................  $  1.1   $  1.3
Interest cost on accumulated postretirement benefit
 obligation..................................................     4.0      4.7
Net amortization and deferral................................      .2       .2
                                                               ---------------
Total postretirement benefit cost............................  $  5.3   $  6.2
                                                               ===============

  For measurement purposes, 11.0 percent and 7.0 percent annual rates of increase in the per capita cost of covered health care benefits for participants under age 65 and aged 65 and over, respectively, were assumed for 1994. For 1995 the annual rates of increase were assumed to be 10.0 percent and 6.5 percent, respectively. Both rates were assumed to decrease gradually to 5.5 percent by 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $5.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.5 million.

  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0 percent as of December 31, 1994, and
7.0 percent as of December 31, 1993.

54  First Bank System, Inc. and Subsidiaries
- --

STOCK PURCHASE PLAN - The 1984 Employee Stock Purchase Plan, as amended in 1989 and 1991, permits all eligible employees (those employed for one year with the Company) and directors to purchase common stock. The plan provides for a purchase price of 85 percent to 100 percent (as determined by a committee of the Board of Directors for each purchase period) of the fair market value at the beginning or the end of the purchase period, whichever is lower. For the current option period ending June 30, 1995, the Committee approved an option price of 85 percent of fair market value. The plan results in no expense to the Company.

STOCK INCENTIVE PLAN - In April 1994, shareholders approved a revision to the 1991 Stock Incentive Plan, which increases the authorized issuance up to 5,000,000 shares of the Company's common stock. The Plan extends through April 2001. In April 1994, the shareholders also approved a Stock Incentive Plan which authorizes the issuance of up to 5,000,000 shares of the Company's common stock. This plan extends through January 2004. The terms of the new plan are substantially the same as the 1991 Stock Incentive Plan. The Plans allow for the granting of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), restricted stock or stock units (RSUs), performance awards, dividend equivalents, and other stock-based awards at or above 100 percent of the market price at the date of grant. Awards may provide that upon their exercise, the holder will receive shares of common stock or cash as determined by a committee of the Board of Directors (Committee). Restrictions on the restricted shares and RSUs generally limit the holders' rights to transfer the shares during the restriction period determined by the Committee. At December 31, 1994, there were 2,566,778 shares available, subject to adjustment for forfeitures, for grant under the Plans.

  Restricted shares granted under the Plans vest over periods of three to seven years, with the vesting of certain shares being subject to acceleration based on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense related to these shares is determined at the time of grant based on the market price of the Company's stock and is amortized on a straight line basis over the vesting period. For the performance-based restricted shares, compensation expense is amortized using the midpoint of the vesting period.

  Options granted under the Plans and predecessor plans are generally exercisable up to 10 years from the date of grant. On the date exercised, the option proceeds are credited to the common stock account to the extent of par value of the shares issued and the excess is credited to capital surplus.

                                    First Bank System, Inc. and Subsidiaries  55
                                                                              --

  The option information presented below has been restated to reflect options under the WCIC and CNB Plans. The number and exercise price (option price) of options and restricted shares granted under these plans were as follows:

                     Additional Shares               Outstanding  Option/Market
                      Available Under   Outstanding  Restricted      Price
                      Incentive Plan      Options      Shares       Per Share
- -------------------------------------------------------------------------------
DECEMBER 31, 1991*..     4,166,357       3,588,598      4,800    $ 2.71 -30.125
                         =========
Granted:
  Stock Options.....                       852,616          -     23.50 -27.25
  Restricted Stock..                             -    166,583     24.50 -27.25
Exercised...........                      (661,338)         -      2.71 -25.885
Cancelled...........                      (111,963)         -      8.41 -30.125
                                        ---------------------------------------
DECEMBER 31, 1992*..     2,178,975       3,667,913    171,383    $ 2.71 -30.125
                         =========
Granted:
  Stock Options.....                       837,041          -     28.625-33.75
  Restricted Stock..                             -    105,300     28.25 -33.25
Exercised...........                    (1,791,654)         -      2.71 -30.125
Cancelled/Vested....                       (54,883)   (15,387)     8.41 -33.75
                                        ---------------------------------------
DECEMBER 31, 1993*..     1,230,217       2,658,417    261,296    $ 8.41 -33.75
                         =========
Granted:
  Stock Options.....                     6,269,997          -     29.75 -39.00
  Restricted Stock..                             -    192,732     29.75 -39.00
Exercised...........                    (1,535,200)         -      8.41 -35.25
Cancelled/Vested....                      (323,856)   (26,084)     8.41 -35.625
                                        ---------------------------------------
DECEMBER 31, 1994*..     2,566,778       7,069,358    427,944    $ 8.41 -39.00
                         =========      =======================================

*At December 31, 1994, 1993, 1992 and 1991 options for 2,867,020, 1,184,308,
 2,359,958 and 1,511,350 shares, respectively, were exercisable.

56  First Bank System, Inc. and Subsidiaries
- --

NOTE L. Income Taxes
- --------------------

  The components of income tax expense were:

(Dollars in Millions)                                   1994    1993    1992
- ----------------------------------------------------------------------------
FEDERAL:
Current tax..........................................  $147.5  $ 89.7  $38.7
Deferred tax provision...............................    75.3    59.3   21.4
                                                       ---------------------
  Federal income tax.................................   222.8   149.0   60.1
                                                       ---------------------
STATE:
Current tax..........................................    33.7    25.1   17.7
Deferred tax provision...............................      .4     4.7     .8
                                                       ---------------------
  State income tax...................................    34.1    29.8   18.5
                                                       ---------------------
  Total income tax provision.........................  $256.9  $178.8  $78.6
                                                       =====================

  The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

(Dollars in Millions)                           1994     1993      1992
- ------------------------------------------------------------------------
Tax at statutory rate (35% in 1994 and 1993,
 34% in 1992).................................  $236.8   $166.9   $ 80.4
State income tax, at statutory rates, net
 of federal tax benefit.......................    22.2     19.4     12.1
Tax effect of:
  Tax-exempt interest:
    Loans.....................................    (5.8)    (7.6)   (10.9)
    Securities................................    (4.1)    (4.4)    (4.2)
  Amortization of goodwill....................     8.6      7.3      3.7
  Other items.................................    (0.8)    (2.8)    (2.5)
                                                ------------------------
Applicable income taxes.......................  $256.9   $178.8   $ 78.6
                                                ========================

  At December 31, 1994, for income tax purposes, the Company had the following net operating loss carryforwards available:

                                                                     Expiration
(Dollars in Millions)                                        Amount       Dates
- -------------------------------------------------------------------------------
Federal regular tax operating loss carryforwards...........   $ 2.2       2002
                                                                3.8       2003
                                                                5.2       2006
                                                               24.6       2008
                                                              -----
                                                              $35.8
                                                              ==============

  In addition, the Company has state net operating loss carryforwards of $206 million, primarily in one taxing jurisdiction. These carryforwards expire in years 2001-2008.

                                    First Bank System, Inc. and Subsidiaries  57
                                                                              --

     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(Dollars in Millions)                                            1994      1993
- ---------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Loan loss reserves...........................................  $ 169.5   $ 151.0
Adjustment of available-for-sale securities to market value..     57.7     (20.9)
Real estate and other asset basis differences................     32.4      50.2
Federal operating loss carryforward..........................     12.9       7.2
State operating loss carryforward............................     12.0      18.1
Deferred gain on sale of buildings...........................     11.2      12.5
Deferred loan fees...........................................     10.0      12.5
Accrued severance, pension and retirement benefits...........      6.7       9.9
Accelerated depreciation.....................................      2.0      (4.9)
Alternative minimum tax credit carryforward..................      --       40.5
Contingent liabilities and other miscellaneous accruals......     52.2      50.2
                                                               ------------------
  Gross deferred tax assets..................................    366.6     326.3

DEFERRED TAX LIABILITIES:
Leasing activities...........................................    (46.2)    (46.9)
Deferred gains and other investment basis differences........    (37.0)    (26.5)
Other deferred liabilities and reserves......................    (49.2)    (73.3)
                                                               ------------------
  Gross deferred tax liabilities.............................   (132.4)   (146.7)
Deferred tax assets valuation reserve........................    (14.0)    (19.6)
                                                               ------------------
NET DEFERRED TAX ASSETS......................................  $ 220.2   $ 160.0
                                                               ------------------

     Effective January 1, 1992, the Company adopted the provisions of SFAS 109, "Accounting for Income Taxes." This resulted in the recognition of $213.9 million of deferred tax assets at January 1, 1992, of which $188.9 million was included in the 1992 results of operations as a cumulative effect of an accounting change and $25.0 million pertaining to carryforwards resulting from purchase business combinations was reflected as a reduction of goodwill.

     Realization of the deferred tax asset over time is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards.

     The Company's valuation allowance decreased $5.6 million from December 31, 1993, to December 31, 1994. During 1994, the Company realized tax benefits related to state net operating losses and the related valuation allowance was eliminated.



58   First Bank System, Inc. and Subsidiaries
- --

NOTE M. Financial Instruments With Off-Balance Sheet Risk and Credit
        Concentrations
- --------------------------------------------------------------------

  The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its interest rate risk. These instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk. The contract or notional amounts of these financial instruments at December 31 were as follows:

(In Millions)                                               1994    1993
- -------------------------------------------------------------------------
Commitments to extend credit:
  Commercial.............................................  $6,980  $5,714
  Corporate and purchasing cards.........................   3,210   1,744
  Consumer credit card...................................   7,875   5,208
  Other consumer.........................................   2,385   2,391
Letters of credit:
  Standby................................................   1,318   1,208
  Commercial.............................................     175     135
Interest rate swap contracts:
  Hedge..................................................   2,674   2,811
  Intermediated..........................................     127     199
Interest rate options contracts:
  Hedge interest rate floors purchased...................     950     950
  Intermediated interest rate caps and floors purchased..     127     225
  Intermediated interest rate caps and floors written....     127     225
Liquidity support guarantees.............................     142     157
Forward and option contracts.............................     196   1,352
Mortgages sold with recourse.............................     156     198
Commitments to sell loans................................     875     132
Foreign currency commitments:
  Commitments to purchase................................     941   1,073
  Commitments to sell....................................     941   1,073
                                                           ==============

COMMITMENTS TO EXTEND CREDIT - Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount of the commitments represents the Company's exposure to credit loss on commitments to extend credit, in the event of nonperformance by the counterparty. The Company monitors its credit risk for commitments to extend credit by applying the same credit policies in making commitments as it does for loans, including obtaining collateral to secure commitments based on management's credit assessment of the counterparty. Collateral held varies, but may include marketable securities, receivables, inventory, equipment, and real estate. Since the Company expects many of the commitments will expire without being drawn upon, total commitment amounts do not necessarily represent the Company's future liquidity requirements. In addition, the commitments to extend consumer credit include various consumer credit line products that are cancelable upon notification.

LETTERS OF CREDIT - Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings, and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment of amounts owed or collection of amounts receivable in connection with trade transactions. The Company's credit loss exposure in the event of counterparty nonperformance is the letter of credit contractual amount and is the same exposure involved in extending loans. Management assesses the counterparty's credit to determine the collateral obtained to support the letters of credit. Collateral held varies, but may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not materialize, the Company expects the letters of credit liquidity requirements to be less than the total outstanding commitments.

                                    First Bank System, Inc. and Subsidiaries  59
                                                                              --

INTEREST RATE OPTIONS AND SWAPS - Interest rate swaps involve the contractual exchange of fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into interest rate swap contracts to hedge its balance sheet for risk caused by fluctuations in interest rates and as an intermediary for customers. At December 31, 1994, and 1993, interest rate swaps totaling $2.7 billion and $2.8 billion, respectively, hedged medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, savings certificates and commercial loans.

  Activity with respect to interest rate swap hedges was as follows:

(In Millions)                                      1994       1993       1992
- -------------------------------------------------------------------------------
Notional amount outstanding at beginning
  of year......................................  $2,810.8   $2,659.8   $2,009.7
Additions......................................   1,275.0      400.0    1,161.0
Maturities.....................................    (624.1)    (225.8)    (279.1)
Terminations...................................    (787.9)     (23.2)    (231.8)
                                                 ------------------------------
  Notional amount outstanding at end of year...  $2,673.8   $2,810.8   $2,659.8
                                                 ==============================

  For interest rate swaps designated as hedges, the weighted average interest rates to be paid were 6.09 percent and 3.32 percent at December 31, 1994, and 1993, respectively. At these same dates, the weighted average interest rates to be received were 6.91 percent and 6.98 percent. FBS is a receiver of fixed rate interest and a payer of floating rate interest on all hedges as of December 31, 1994.

  For notional balances and yields by maturity date of the interest rate swap hedging portfolio as of December 31, 1994, see Table 17 on page 33. For a description of the Company's objectives for using derivative financial instruments, refer to "Interest Rate Risk Management" on pages 31 through 33. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

  At December 31, 1994, and 1993, interest rate floors totaling $950 million with an average remaining maturity of 3.0 years and 4.0 years, respectively, hedged floating rate commercial loans. For interest rate floors designated as hedges, the weighted average 3-month LIBOR strike was 3.50 percent, compared with a corresponding market index of 6.50 percent.

  In addition to utilizing swaps and options as part of the Company's asset/liability management strategy, the Company also acts as intermediary for swap and option agreements on behalf of its customers. To reduce its exposure to interest and market risks related to these agreements, the Company enters into generally matching or offsetting positions. The total notional amount of customer swap agreements, including the offsetting positions, was $127 million and $199 million at December 31, 1994, and 1993, respectively. The total notional amount of customer option agreements, including the offsetting positions, was $254 million and $450 million at December 31, 1994, and 1993, respectively.

  Interest rate swap and option contracts will result in gains and losses subsequent to the date of the contract, due to interest rate movements. For intermediated swaps and options, the Company records these gains and losses as they occur in trading income. For swaps used as hedges, the Company recognizes the gains or losses as an adjustment to interest income or expense over the terms of the hedge. The Company amortizes the gain or loss on terminated hedges over the original life of the hedge if the hedged item remains outstanding. The amortization of deferred gains and losses increased net interest income by $3.1 million and decreased net interest income by $.9 million during 1994, and 1993, respectively. Unamortized deferred gains were $9.6 million at December 31, 1994. The Company will amortize these gains through the year 2000.

  Interest rate swap and option agreements contain credit risk in the event counterparties are unable to meet the terms of their contracts. The Company estimates the credit risk for interest rate swap and option contracts by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, excluding counterparty contract gains and losses reported on a net basis. At December 31, 1994, and 1993, the gain position of these contracts, in the aggregate, was approximately $12 million and $172 million, respectively.

  The Company manages the credit risk of its interest rate swap and option contracts through credit approvals, limits, bilateral collateral agreements and monitoring procedures. Independent commercial bankers perform credit analyses to establish counterparty limits. Senior management approves counterparty limits and periodically reviews the limits to monitor compliance. In addition, the Company reduces the assumed counterparty credit risk through master netting agreements which permit the Company to settle interest rate contracts with the same counterparty on a net basis.

60  First Bank System, Inc. and Subsidiaries
- --

LIQUIDITY SUPPORT GUARANTEES - Liquidity support guarantees are contracts whereby the Company agrees to provide a liquidity facility to support commercial paper or tax-exempt bonds issued by its customers. The contracts are secured by notes receivable, bonds or private insurance, guaranteeing payment of principal and interest on any unreimbursed funds advanced. Since the conditions that require the Company to fund the guarantees may not materialize, total guarantee amounts do not necessarily represent the Company's future funding obligation.

FORWARD CONTRACTS AND COMMITMENTS TO SELL MORTGAGE LOANS - Forward contracts are contracts for the delayed delivery of securities or cash settlement money market instruments. The Company enters into these contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 1994, and 1993, forward contracts outstanding were $.2 billion and $1.4 billion, respectively. At December 31, 1994, net unamortized deferred gains on the forward agreements were $200,000. The Company manages its credit risk on forward contracts, which would arise in the event of nonperformance by counterparties, through credit approval and limit procedures.

  The Company is committed under agreements, which are not expected to result in loss to the Company, to sell mortgage loans pursuant to master delivery commitments, and the remaining balance on those commitments was $875 million at December 31, 1994, and $132 million at December 31, 1993.

MORTGAGES SOLD WITH RECOURSE - Various recourse provisions, relating to residential and multi-family mortgages sold with recourse, obligate the Company for $156 million at December 31, 1994, and $198 million at December 31, 1993. All of the loans sold are collateralized by real estate mortgages and a portion of some of the loans sold is supported by either government-sponsored or private mortgage insurance.

FOREIGN CURRENCY COMMITMENTS - Commitments to purchase and sell foreign currency primarily consist of contracts to exchange currencies at specified exchange rates on specified dates with various counterparties, which enables customers to transfer or reduce the risks associated with changes in foreign currency exchange rates. The Company minimizes the market and liquidity risks created by changes in currency exchange rates by taking offsetting positions. In addition, the Company controls the market risks associated with these contracts by limiting the net exposure through policies, procedures, and monitoring. The Company manages its credit risk, or potential risk of loss from contract nonperformance by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 1994, was not significant.

CREDIT CONCENTRATIONS - The Company concentrates its lending to borrowers in the region where the Company has banking offices and lends to borrowers in a wide variety of industries.

  Approximately 75 percent of the Company's commercial and financial portfolio is outstanding to borrowers located in the Company's operating region of Minnesota, Colorado, Wisconsin, Montana, North Dakota, South Dakota, and Illinois. Collateral held may include marketable securities, accounts receivable, inventory, and equipment.

  For detail of the Company's real estate portfolio by project type and geography as of December 31, 1994, and 1993, see Table 8 on page 24 which is incorporated by reference into these Notes to Financial Statements. Such loans are collateralized by the related property.

  For detail of the Company's consumer loan portfolio by loan type see Table 7 on page 23 under the category "Consumer" as of December 31, 1994, and 1993, which is incorporated by reference into these Notes to Financial Statements. Approximately 80 percent of the total consumer portfolio outstanding at December 31, 1994, is to customers located in the Company's operating region. Residential mortgages, home equity and auto loans are secured, but other consumer loan types are generally not secured.

NOTE N. Fair Values of Financial Instruments
- --------------------------------------------

  SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments, both on and off balance sheet, for which it is practicable to estimate their value. Financial instruments are generally defined as cash, equity instruments or investments,


                                    First Bank System, Inc. and Subsidiaries  61
                                                                              --
and contractual obligations to pay or receive cash or another financial instrument. In defining fair value, the Statement indicates quoted market prices are the preferred means of estimating the value of a specific instrument, but in the cases where market quotes are not available, fair values should be determined using various valuation techniques such as discounted cash flow calculations or by using pricing models or services.

  Due to the nature of its business and the financing and investing needs of its customers, the Company is involved with a large number of financial instruments, the majority of which are not actively traded. Accordingly, the Company has used several valuation techniques and considered various assumptions, including the discount rate, the estimated timing and amount of cash flows and the aggregation methods for valuing similar products, to estimate the fair value of the financial instruments. As a result, the fair value estimates cannot be substantiated by comparison to independent markets, and in a majority of the cases, could not be realized by the immediate sale or settlement of the financial instrument. Also, the estimates reflect a point in time valuation that could change significantly based on changes in outside economic factors, such as the general level of interest rates. Furthermore, the required disclosures exclude the estimated values of certain financial instruments and all nonfinancial instrument cash flows. Finally, the fair value disclosure is not intended to provide or estimate a market value of the Company as a whole. The following summarizes the valuation techniques and assumptions used by the Company in estimating the fair value of the financial instruments:

CASH AND CASH EQUIVALENTS - Cash, fed funds sold and investments under repurchase programs have no interest rate risk component and accordingly their carrying value was assumed to approximate fair value.

SECURITIES - Generally, trading securities and available-for-sale securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

LOANS - The loan portfolio consists of both variable rate and fixed rate loans, the fair value of which was estimated using discounted cash flow analyses or other valuation techniques. In order to apply discounted cash flow analyses, loans were aggregated into "pools" of similar types and expected repayment terms. The expected cash flows were reduced for estimated historical prepayment experience. The projected cash flows on nonaccrual loans were further reduced by the amount of estimated losses on the portfolio and discounted over an assumed average remaining life of one to two years.

COMMERCIAL AND FINANCIAL INSTITUTIONS: Commercial and financial institution loans were valued using a discounted cash flow analysis. The fixed rate loans in the commercial and financial institutions portfolio (excluding nonaccrual loans) had a weighted average rate of 8.1 percent in 1994 and 7.5 percent in 1993 and a weighted average maturity of 1.7 years in 1994 and 1993. The floating rate loans had a weighted average rate of 8.4 percent in 1994 and 5.7 percent in 1993. The high grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

CORPORATE CARD: The fair value of corporate cards and business cards was based on an approach that is similar to that used by the Company to evaluate potential acquisitions of portfolios of this type. Estimated net income adjusted for account attrition was discounted using an estimated cost of capital of 13.6 percent in 1994 and 13.7 percent in 1993. The weighted average life was 7.6 years in 1994 and 9.3 years in 1993.

COMMERCIAL REAL ESTATE AND CONSTRUCTION: Commercial real estate and construction loans were valued using a discounted cash flow analysis. The fixed rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of 8.8 percent and a weighted average remaining maturity of 4.5 years in 1994 compared to 9.0 percent and 4.2 years in 1993. The floating rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of 9.0 percent and a weighted average remaining maturity of 3.7 years in 1994 compared to 9.0 percent and 4.2 years in 1993. The high grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

RESIDENTIAL FIRST MORTGAGES: Residential first mortgages were segregated into pools of similar coupons and maturities. These pools were matched to similar mortgage-backed securities, and

62  First Bank System, Inc. and Subsidiaries
- --
market quotes were obtained. In addition, the fair value of the mortgage servicing rights related to these mortgages was estimated using a discounted cash flow analysis and was included in the fair value of the loans. The fixed rate portion of this portfolio had a weighted average interest rate of 8.0 percent in 1994 and 8.1 percent in 1993 with a weighted average contractual final remaining maturity of 15.3 years in 1994 and 14.2 years in 1993.

CONSUMER INSTALLMENT: Fair value for consumer installment loans was estimated using a discounted cash flow analysis. Prepayment assumptions ranging from 20-25 percent were applied to scheduled cash flows, based upon the Company's experience with these assets. The floating rate portion of the consumer installment loan portfolio had a weighted average rate of 9.0 percent in 1994 and 7.0 percent in 1993. The fixed rate portion of this portfolio had a weighted average rate of 8.8 percent in 1994 and 9.2 percent in 1993 and a weighted average remaining maturity of 1.4 years in 1994 and 1993. The high grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

REVOLVING HOME EQUITY LINES, SECOND MORTGAGES AND CONSUMER LINES: The fair value of revolving home equity lines, second mortgages and consumer lines was based on an approach similar to that used by the Company to evaluate potential acquisitions of portfolios of this type. Estimated net income adjusted for account attrition was discounted using an estimated cost of capital of 12.1 percent for secured lines and loans and 13.6 for unsecured lines in 1994 and
13.7 percent for both secured and unsecured lines in 1993. The home equity lines had a weighted average interest rate of 10.4 percent in 1994 and 7.8 percent in 1993 with a weighted average life of 5.4 years in 1994 and 5.3 years in 1993. The fixed rate portion of the second mortgage loan portfolio had a weighted average rate of 8.9 percent in 1994 and 9.0 percent in 1993 and a weighted average remaining maturity of 3.6 years in 1994 and 2.3 years in 1993. Retail credit cards had a weighted average interest rate of 16.9 percent in 1994 and
15.4 percent in 1993 with a weighted average life of 7.1 years in 1994 and 7.3 years in 1993. Other revolving lines had a weighted average interest rate of
12.4 percent in 1994 and 10.6 percent in 1993 with a weighted average life of
7.8 years in 1994 and 7.6 years in 1993.

CORE DEPOSIT INTANGIBLE - Core deposits provide a stable, low-cost source of funds which can be invested to earn a return greater than the cost of servicing the deposits. The fair value of the Company's core deposits was estimated using a discounted cash flow model which estimates the present value of the difference between the ongoing cost of the core deposits and the cost of alternative funds at current market rates. This is the same method the Company uses in calculating the value of the core deposit intangible of an acquired bank.

DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts and certain money market deposits is defined by SFAS 107 to be equal to the amount payable on demand at the date of the financial statements. Fair values for fixed rate certificates of deposits were estimated using a discounted cash flow analysis using the high grade corporate bond yield curve to establish discount rates. The weighted average interest rate for the certificate of deposits was
5.3 percent in 1994 and 4.4 percent in 1993 and the weighted average maturity was 1.2 years in 1994 and 1.0 year in 1993.

SHORT-TERM BORROWINGS - The majority of the federal funds purchased, borrowings under repurchase agreements and other short-term borrowings are at variable rates or have short-term maturities and their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT - Medium-term notes and mortgage note obligations totaling $514 million in 1994 and $123 million in 1993 were valued with a discounted cash flow analysis using current market rates of similar maturity debt securities to discount cash flows. The weighted average interest rate was 6.5 percent in 1994 and 9.4 percent in 1993 with a weighted average maturity of 1.7 years in 1994 and .7 years in 1993. Other long-term debt instruments were valued using available market quotes.

LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES - The substantial majority of the Company's commitments have variable rates and do not expose the Company to interest rate risk. No premium or discount was ascribed to loan commitments because when funded, virtually all funding will be at current market rates.


                                    First Bank System, Inc. and Subsidiaries  63
                                                                              --

INTEREST RATE SWAPS, OPTIONS, FLOORS AND CAPS - The interest rate options and swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Euro dollar future and Treasury yield curves.

  The estimated fair values of the Company's financial instruments are shown in the table below.

                                                              1994                1993
                                                       -------------------------------------
                                                       Carrying    Fair    Carrying     Fair
(Dollars in Millions)                                   Amount    Value     Amount     Value
- ---------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and due from banks.............................  $ 1,621   $ 1,621   $ 1,682   $ 1,682
  Federal funds sold and resale agreements............      471       471     1,338     1,338
  Trading account securities..........................       77        77        55        55
  Available-for-sale securities.......................    3,148     3,148     3,319     3,319
Loans:
  Commercial:
    Commercial........................................    7,479     7,623     6,359     6,579
    Financial institutions............................      787       719     2,004     1,828
    Commercial real estate and construction...........    2,149     2,292     1,726     1,968
  Consumer:
    Residential mortgage..............................    2,273     2,180     2,422     2,482
    Residential mortgage held for sale................      162       162     1,088     1,105
    Home equity and second mortgage...................    2,199     2,260     1,755     1,820
    Credit card and revolving lines...................    3,103     3,339     2,447     2,673
    Other consumer installment........................    1,129     1,143       978     1,016
  Allowance for credit losses.........................     (434)        -      (423)        -
                                                        -------------------------------------
      Total loans.....................................   18,847    19,718    18,356    19,471
                                                        -------------------------------------
      Total financial assets..........................   24,164    25,035    24,750    25,865
NONFINANCIAL ASSETS:
  Core deposit intangible.............................       60       823        41       220
  Mortgage servicing portfolio........................       43       126        53        80
                                                        -------------------------------------
      Total...........................................   24,267   $25,984    24,844   $26,165
                                                                  =======             =======
Other assets..........................................    1,952               1,541
                                                        -------             -------
      Total Assets....................................  $26,219             $26,385
                                                        =======             =======
FINANCIAL LIABILITIES:
  Deposits:
    Noninterest-bearing deposits......................  $ 5,777   $ 5,777   $ 7,489   $ 7,489
    Interest-bearing checking and other savings.......    7,696     7,696     8,115     8,115
    Savings certificates and certificates
     (Greater Than)$100,000...........................    5,318     5,217     5,427     5,498
                                                        -------------------------------------
      Total deposits..................................   18,791    18,690    21,031    21,102
  Federal funds purchased.............................    1,630     1,630       553       553
  Securities sold under agreements to repurchase......      534       536       369       378
  Other short-term funds borrowed.....................      658       658       412       412
  Long-term debt......................................    1,483     1,439     1,015     1,036
                                                        -------------------------------------
      Total financial liabilities.....................   23,096   $22,953    23,380   $23,481
                                                                  =======             =======
NONFINANCIAL LIABILITIES..............................      848                 760
SHAREHOLDERS' EQUITY..................................    2,275               2,245
                                                        -------             -------
      Total Liabilities and Shareholders' Equity......  $26,219             $26,385
                                                        =======             =======
Off-Balance Sheet Financial Instruments:
  Unrecognized gain on interest rate swaps and
   options............................................      N/A   $     3       N/A   $   134
  Unrecognized loss on interest rate swaps and
   options............................................      N/A       121       N/A        11
  Loan commitments....................................      N/A                 N/A
  Letters of credit...................................      N/A         -       N/A         -
                                                        -------------------------------------

64  First Bank System, Inc. and Subsidiaries
- --

Note O.   Commitments and Contingent Liabilities
- ------------------------------------------------

Rental expense for operating leases amounted to $66.2 million in 1994, $72.1 million in 1993 and $66.4 million in 1992.

  Future minimum payments, by year and net of sublease rentals, under capitalized leases and noncancelable operating leases with initial terms of one year or more, consisted of the following at December 31, 1994:


                                                       Capitalized   Operating
(In Millions)                                            Leases       Leases
- ------------------------------------------------------------------------------
1995................................................     $ 10.6       $ 49.1
1996................................................       10.7         42.4
1997................................................       10.7         40.2
1998................................................        4.5         39.4
1999................................................        4.5         79.0
Thereafter..........................................       62.9        310.1
                                                         -------------------
Total minimum lease payments........................      103.9       $560.2
                                                                      ======
Less amount representing interest...................       51.1
                                                         ------
Present value of net minimum lease payments.........     $ 52.8
                                                         ======

  The Company currently occupies approximately 640,000 square feet in First Bank Place, located in Minneapolis, under a 10-year lease. The Company has eight five-year options to renew the lease. Minimum rental payments are approximately $12.5 million annually.

  In November 1992 the Company acquired a 368,000 square foot facility in St. Paul. The lease term extends for 21 years, commencing November 1991, with two five-year renewal options. Minimum rental payments are approximately $4.2 million annually.

  A wholly-owned subsidiary of First Bank National Association ("the Bank") is a partner in a joint venture that owns and operates a twin-tower office complex known as Pillsbury Center. The Bank and the Parent Company have long-term lease agreements to occupy space in one of the towers. Approximately two-thirds of the space has been sublet for the remaining life of the long-term lease obligation and the remaining space has been sublet through the year 2001. The unamortized portion of the capitalized lease was $23.0 million at December 31, 1994, and $23.3 million at December 31, 1993. Minimum annual payments required under the leases are approximately $2.7 million.

  Various legal proceedings are currently pending against the Company. Due to the complex nature of some of these actions and proceedings, it may be a number of years before such matters ultimately are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse effect on the Company's financial position.


                                    First Bank System, Inc. and Subsidiaries  65
                                                                              --

NOTE P.  Supplemental Disclosures to the Consolidated Financial Statements
- --------------------------------------------------------------------------
         CONSOLIDATED BALANCE SHEET - Time certificates of deposit in denominations of $100,000 or more totaled $896 million and $1,061 million at December 31, 1994, and 1993, respectively.

         CONSOLIDATED STATEMENT OF CASH FLOWS - Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

             Year Ended December 31 (In Millions)                                                   1994      1993       1992
             -------------------------------------------------------------------------------------------------------------------
             Income taxes paid.................................................................   $   147.1   $114.2   $    53.5
             Interest paid.....................................................................       529.0    567.1       716.6
             Net noncash transfers to foreclosed property......................................        13.1     26.8        71.6
             Noncash merger-related transfers to securities held for sale......................           -    181.6           -
             Change in unrealized gain (loss) on available-for-sale securities,
               net of taxes of $78.6 in 1994 and $20.9 in 1993.................................      (128.1)    34.0           -
             Cash acquisitions of businesses:
               Fair value of noncash assets acquired...........................................       276.9     40.8        26.0
               Liabilities assumed.............................................................      (219.5)   (37.8)      (93.4)
                                                                                                  ------------------------------
                 Net...........................................................................   $    57.4   $  3.0   $   (67.4)
                                                                                                  ==============================
             Stock acquisitions of businesses:
               Fair value of noncash assets acquired...........................................   $ 1,805.8        -   $ 2,096.0
               Net cash acquired...............................................................        74.5        -       197.1
               Liabilities assumed.............................................................    (1,648.0)       -    (2,060.1)
                                                                                                  ------------------------------
                 Net value of common stock issued..............................................   $   232.3        -   $   233.0
                                                                                                  ==============================

NOTE Q.  First Bank System, Inc. (Parent Company)
- -------------------------------------------------

             CONDENSED BALANCE SHEET

             December 31 (In Millions)                                                                         1994        1993
             -------------------------------------------------------------------------------------------------------------------
             ASSETS
             Deposits with banks, principally interest-bearing (including $373 and $139 with subsidiaries)..  $  374      $  140
             Available-for-sale securities..................................................................     149         121
             Investments in:
               Bank affiliates and bank holding companies...................................................   2,322       2,315
               Nonbank affiliates...........................................................................      44          69
               Trust affiliates.............................................................................      56          51
             Advances to:
               Bank affiliates and bank holding companies...................................................     155         141
               Nonbank affiliates...........................................................................     100          67
             Other assets...................................................................................     270         233
                                                                                                              ------------------
                 Total assets...............................................................................  $3,470      $3,137
                                                                                                              ==================
             LIABILITIES AND SHAREHOLDERS' EQUITY
             Short-term funds borrowed......................................................................  $    6      $    4
             Advances from subsidiaries.....................................................................      30          54
             Long-term debt.................................................................................   1,011         745
             Other liabilities..............................................................................     148          89
             Shareholders' equity...........................................................................   2,275       2,245
                                                                                                              ------------------
                 Total liabilities and shareholders' equity.................................................  $3,470      $3,137
                                                                                                              ==================


66  First Bank System, Inc. and Subsidiaries
- --

CONDENSED STATEMENT OF INCOME

Year Ended December 31 (In Millions)                                     1994     1993     1992
- ------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $397.9, $357.4 and $152.0
  from bank and bank holding company subsidiaries)...................   $430.9   $361.4   $158.9
Interest from subsidiaries...........................................     19.0     20.4     24.8
Service and management fees from subsidiaries........................     78.6     69.3     64.9
Other income.........................................................     23.5     20.3     16.4
                                                                        ------------------------
    Total income.....................................................    552.0    471.4    265.0

EXPENSES
Interest on short-term funds borrowed................................      2.8      2.4       .6
Interest on long-term debt...........................................     47.4     44.0     46.6
Operating expenses paid to subsidiaries..............................      8.3      7.0      7.0
Other expenses.......................................................     91.9     97.1     75.2
                                                                        ------------------------
    Total expenses...................................................    150.4    150.5    129.4
                                                                        ------------------------
Income before income taxes, cumulative effect of changes
  in accounting principles and equity in undistributed income
  of subsidiaries....................................................    401.6    320.9    135.6
Income taxes (benefit)...............................................     (9.2)   (14.3)    47.0
                                                                        ------------------------
Income before cumulative effect of changes in accounting principles
  and equity in undistributed income of subsidiaries.................    410.8    335.2     88.6
Cumulative effect of changes in accounting principles................        -        -     40.3
                                                                        ------------------------
Income of parent company.............................................    410.8    335.2    128.9
Equity (deficiency) in undistributed income of subsidiaries:
  Bank affiliates and bank holding companies.........................     23.0    (47.9)   165.2
  Nonbank affiliates.................................................    (19.5)     4.0     14.3
  Trust affiliates...................................................      5.5      6.7      3.4
                                                                        ------------------------
                                                                           9.0    (37.2)   182.9
                                                                        ------------------------
    Net income.......................................................   $419.8   $298.0   $311.8
                                                                        ========================


                                    First Bank System, Inc. and Subsidiaries  67
                                                                              --

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31 (In Millions)                               1994      1993      1992
- ---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income......................................................   $ 419.8   $ 298.0   $ 311.8
Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Equity) deficiency in undistributed income of subsidiaries
    before cumulative effect of accounting changes..............      (9.0)     37.2    (182.9)
  Cumulative effect of accounting changes.......................         -         -     (40.3)
  Decrease (increase) in accrued receivables, net...............      46.1      (5.7)       .2
  (Decrease) increase in accrued liabilities, net...............     (15.4)    (30.7)     68.5
  Amortization of goodwill and other intangibles................       5.5       5.4       4.9
  Deferred tax provision........................................      53.2      13.4      (7.6)
  Other -- net..................................................     (39.7)    (31.7)      8.4
                                                                   ---------------------------
    Net cash provided by operating activities...................     460.5     285.9     163.0

INVESTING ACTIVITIES
Securities transactions:
  Sales and maturities..........................................      20.4      22.5      26.9
  Purchases.....................................................     (55.2)    (61.3)    (45.5)
Investment in subsidiaries......................................     (83.7)    (43.2)   (158.7)
Equity distributions from subsidiaries..........................     235.0         -         -
Net (increase) decrease in short-term advances to affiliates....     (50.0)     54.2      21.9
Long-term advances made to affiliates...........................         -     (22.4)    (40.0)
Principal collected on long-term advances made to affiliates....       0.3     126.0        .8
Other -- net....................................................     (31.6)     23.3      16.6
                                                                   ---------------------------
    Net cash provided (used) by investing activities............      35.2      99.1    (178.0)

FINANCING ACTIVITIES
Net (decrease) increase in short-term funds borrowed............     (25.1)     44.5      10.7
Proceeds from long-term debt....................................     405.1     240.0     125.8
Principal payments on long-term debt............................    (138.8)   (244.7)    (88.0)
Redemption of preferred stock...................................    (167.0)   (115.2)        -
Proceeds from dividend reinvestment, stock option, and
  stock purchase plans..........................................      22.9      34.5      19.2
(Purchase) issuance of treasury stock and stock warrants........    (222.7)   (187.1)      2.8
Stock warrants exercised........................................       6.6         -         -
Cash dividends..................................................    (142.1)   (137.5)   (100.1)
                                                                   ---------------------------
    Net cash used by financing activities.......................    (261.1)   (365.5)    (29.6)
                                                                   ---------------------------
    Change in cash and cash equivalents.........................     234.6      19.5     (44.6)
Cash and cash equivalents at beginning of year..................     139.5     120.0     164.6
                                                                   ---------------------------
    Cash and cash equivalents at end of year....................   $ 374.1   $ 139.5   $ 120.0
                                                                   ===========================

    Certain restrictions exist regarding the extent to which bank subsidiaries may transfer funds to the Company in the form of dividends, loans or advances. Federal law prevents the Company and its nonbank subsidiaries from borrowing from bank subsidiaries unless the loans are secured by various types of collateral. These secured loans that may be made by bank subsidiaries to the Company or any individual affiliate are generally limited to 10 percent of the bank's equity and 20 percent of the bank's equity for loans to all affiliates and the Company in the aggregate.
    Payment of dividends to the Company by its subsidiary banks is subject to review by banking regulators and is subject to various statutory limitations and in certain circumstances requires approval by banking regulatory agencies. The approval of the Comptroller of the Currency is required if total dividends declared by a national bank in any calendar year exceed the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. These permissible dividends are further limited by the minimum capital constraints imposed on all national banks by the Comptroller of the Currency. Within the limit of these regulatory guidelines, all subsidiaries have the ability to pay dividends without prior regulatory approval.


68  First Bank System, Inc. and Subsidiaries
- --

REPORT OF MANAGEMENT

The financial statements of First Bank System, Inc. were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgment. All financial information throughout the annual report is consistent with that in the financial statements.

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

  The Company's independent auditors, Ernst & Young LLP, have been engaged to render an opinion on the financial statements and to assist in carrying out the audit program described above. Their opinion on the financial statements is based on procedures performed in accordance with generally accepted auditing standards, including tests of the accounting records to the extent necessary to allow them to report on the fairness of the financial statements. Ernst & Young LLP has full access to the Audit Committee.

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

/s/ David J. Parrin

David J. Parrin

Senior Vice President and Controller


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
First Bank System, Inc.

We have audited the accompanying consolidated balance sheets of First Bank System, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Bank System, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

Minneapolis, Minnesota
January 24, 1995


                                    First Bank System, Inc. and Subsidiaries  69
                                                                              --


CONSOLIDATED BALANCE SHEET - FIVE-YEAR SUMMARY

                                                                                                              % Change
December 31 (In Millions)                              1994       1993       1992       1991       1990      1993-1994
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks...........................    $ 1,621    $ 1,682    $ 1,916    $ 1,593    $ 1,922       (3.6)%
Federal funds sold and resale agreements..........        471      1,338      1,710      1,509      1,602      (64.8)
Interest-bearing deposits with banks..............          -          -        327        410         58         **
Trading account securities........................         77         55         94        151        136       40.0
Securities held for sale..........................          -          -        284        336          -         **
Securities:*
  U.S. Treasury...................................      1,098      1,541      1,816      1,155        964      (28.7)
  Mortgage-backed securities......................      1,414      1,300      1,583      1,165      1,577        8.8
  State and political subdivisions................        178        196        188        166        445       (9.2)
  U.S. agencies and other.........................        458        282        325         19        420       62.4
                                                      ---------------------------------------------------
    Total securities..............................      3,148      3,319      3,912      2,505      3,406       (5.2)
Loans.............................................     19,281     18,779     17,076     16,365     16,829        2.7
  Less allowance for credit losses................        434        423        448        427        454        2.6
                                                      ---------------------------------------------------
    Net loans.....................................     18,847     18,356     16,628     15,938     16,375        2.7
Other assets......................................      2,055      1,635      1,754      1,409      1,305       25.7
                                                      ---------------------------------------------------
      Total assets................................    $26,219    $26,385    $26,625    $23,851    $24,804       (.6)%
                                                      ===================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.............................    $ 5,777    $ 7,489    $ 6,011    $ 4,723    $ 4,295      (22.9)%
  Interest-bearing................................     13,014     13,542     15,177     14,422     15,083       (3.9)
                                                      ---------------------------------------------------
      Total deposits..............................     18,791     21,031     21,188     19,145     19,378      (10.7)
Short-term borrowings.............................      2,822      1,334      1,450      1,303      1,651      111.5
Long-term debt....................................      1,483      1,015        822        948      1,506       46.1
Other liabilities.................................        848        760        847        603        669       11.6
                                                      ---------------------------------------------------
      Total liabilities...........................     23,944     24,140     24,307     21,999     23,204        (.8)
Shareholders' equity..............................      2,275      2,245      2,318      1,852      1,600        1.3
                                                      ---------------------------------------------------
      Total liabilities and shareholders' equity..    $26,219    $26,385    $26,625    $23,851    $24,804        (.6)%
                                                      ===================================================

 *Available-for-sale in 1994 and 1993
**Not meaningful


70  First Bank System, Inc. and Subsidiaries
- --

CONSOLIDATED STATEMENT OF INCOME -- FIVE-YEAR SUMMARY

                                                                                                                           % Change
Year Ended December 31 (In Millions)                                  1994       1993      1992      1991      1990       1993-1994
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.............................................................  $1,510.7   $1,398.6  $1,418.8  $1,624.3  $1,922.2        8.0%
Securities:
  Taxable.........................................................     199.2      218.2     186.4     221.1     274.3       (8.7)
  Exempt from federal income taxes................................      12.0       14.6      12.0      19.1      34.9      (17.8)
Other interest income.............................................      25.2       30.4      64.1      97.5     146.4      (17.1)
                                                                    --------------------------------------------------
  Total interest income...........................................   1,747.1    1,661.8   1,681.3   1,962.0   2,377.8        5.1

INTEREST EXPENSE
Deposits..........................................................     373.1      423.7     568.7     872.8   1,191.4      (11.9)
Federal funds purchased and repurchase agreements.................      91.2       31.8      37.1      57.9     139.0      186.8
Other short-term funds borrowed...................................      18.5       19.0      14.3      24.2      70.6       (2.6)
Long-term debt....................................................      69.5       54.4      66.1     100.3     152.2       27.8
                                                                    --------------------------------------------------
  Total interest expense..........................................     552.3      528.9     686.2   1,055.2   1,553.2        4.4
                                                                    --------------------------------------------------
Net interest income...............................................   1,194.8    1,132.9     995.1     906.8     824.6        5.5
Provision for credit losses (1992 includes $13.6 merger-related)..      93.0      125.2     183.4     202.2     215.4      (25.7)
                                                                    --------------------------------------------------
Net interest income after provision for credit losses.............   1,101.8    1,007.7     811.7     704.6     609.2        9.3

NONINTEREST INCOME
Credit card fees..................................................     179.0      137.1     116.9      94.4      71.6       30.6
Trust fees........................................................     159.2      146.1     127.8     115.5     108.1        9.0
Service charges on deposit accounts...............................     115.6      115.3     108.4      97.2      91.8         .3
Securities gains (losses).........................................      (3.8)        .3       1.9       8.9       3.6          *
Other.............................................................     178.0      170.8     180.7     181.7     162.5        4.2
                                                                    --------------------------------------------------
  Total noninterest income........................................     628.0      569.6     535.7     497.7     437.6       10.3

NONINTEREST EXPENSE
Salaries..........................................................     395.7      389.1     388.7     371.7     391.8        1.7
Employee benefits.................................................      91.6       86.3      85.5      79.3      77.3        6.1
Net occupancy.....................................................      86.3       93.4      87.9      84.0      83.3       (7.6)
Furniture and equipment...........................................      78.3       72.7      67.2      64.8      67.8        7.7
FDIC insurance....................................................      46.0       46.4      42.2      38.5      25.2        (.9)
Advertising.......................................................      29.7       20.5      20.0      21.8      26.0       44.9
Amortization of goodwill and other intangible assets..............      39.6       30.6      25.2      21.6      14.7       29.4
Other personnel costs.............................................      32.2       27.5      20.2      17.8      11.6       17.1
Professional services.............................................      33.8       36.7      38.7      37.8      36.8       (7.9)
Data processing...................................................      13.9       21.3      22.4      23.5      17.1      (34.7)
Other real estate (1992 includes $26.4 merger-related)............      (2.9)       2.2      41.2      29.9      42.4     (231.8)
Merger and integration............................................         -       72.2      84.0         -         -          *
Other.............................................................     208.9      201.6     191.1     178.6     187.0        3.6
                                                                    --------------------------------------------------
Total noninterest expense.........................................   1,053.1    1,100.5   1,114.3     969.3     981.0       (4.3)
                                                                    --------------------------------------------------
Income before income taxes and cumulative effect
  of changes in accounting principles.............................     676.7      476.8     233.1     233.0      65.8       41.9
Applicable income taxes...........................................     256.9      178.8      78.6      25.9       8.5       43.7
                                                                    --------------------------------------------------
Income before cumulative effect
  of changes in accounting principles.............................     419.8      298.0     154.5     207.1      57.3       40.9
Cumulative effect of changes in accounting principles.............         -          -     157.3         -         -          *
                                                                    --------------------------------------------------
Net income........................................................  $  419.8   $  298.0  $  311.8  $  207.1  $   57.3       40.9%
                                                                    ==================================================    =======
Net income applicable to common equity............................  $  408.6   $  270.2  $  281.6  $  183.4  $   33.6       51.2%
                                                                    ==================================================    =======

 *Not meaningful


                                    First Bank System, Inc. and Subsidiaries  71
                                                                              --

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES


Five Year Summary of Consolidated Operations                                   1994                              1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Interest                         Interest
                                                                                          Yields                           Yields
(In Millions)                                                     Balance    Interest    and Rates  Balance    Interest   and Rates
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
  U.S. Treasury.................................................  $ 1,559    $   81.9      5.25%    $ 1,778    $  100.7     5.66%
  Mortgage-backed securities....................................    1,534        91.4      5.96       1,486        85.1     5.73
  State & political.............................................      181        19.7     10.88         192        22.1    11.51
  U.S. agencies and other.......................................      463        24.2      5.23         472        26.7     5.66
                                                                  -------------------               -------------------
    Total securities............................................    3,737       217.2      5.81       3,928       234.6     5.97
Unrealized loss on available-for-sale securities................      (58)                                -
                                                                  -------                           -------
    Net securities..............................................    3,679                             3,928
Trading account securities......................................       73         3.4      4.66         117         4.7     4.02
Federal funds sold and resale agreements........................      405        16.5      4.07         755        22.3     2.95
Loans:
  Commercial:
    Commercial..................................................    7,035       528.5      7.51       6,077       433.5     7.13
    Financial institutions......................................    1,146        30.1      2.63       1,534        42.5     2.77
    Real estate:
      Commercial mortgage.......................................    1,657       141.3      8.53       1,511       125.1     8.28
      Construction..............................................      264        21.3      8.07         207        15.3     7.39
                                                                  -------------------               -------------------
      Total commercial..........................................   10,102       721.2      7.14       9,329       616.4     6.61
  Consumer:
    Residential mortgage........................................    2,352       174.5      7.42       2,556       201.9     7.90
    Residential mortgage held for sale..........................      354        24.6      6.95         949        66.0     6.95
    Home equity and second mortgage.............................    1,963       170.9      8.71       1,386       113.9     8.22
    Credit card.................................................    2,054       248.9     12.12       1,733       233.1    13.45
    Other.......................................................    1,737       179.6     10.34       1,803       178.5     9.90
                                                                  -------------------               -------------------
      Total consumer............................................    8,460       798.5      9.44       8,427       793.4     9.41
                                                                  -------------------               -------------------
      Total loans...............................................   18,562     1,519.7      8.19      17,756     1,409.8     7.94
  Allowance for credit losses...................................      445                               447
                                                                  -------                           -------
    Net loans...................................................   18,117                            17,309
Other earning assets............................................      124         5.4      4.35         139         8.1     5.83
                                                                  -------------------               -------------------
      Total earning assets*.....................................   22,901     1,762.2      7.69      22,695     1,679.5     7.40
Cash and due from banks.........................................    1,674                             1,720
Other assets....................................................    1,690                             1,607
                                                                  -------                           -------
      Total assets..............................................  $25,762                           $25,575
                                                                  =======                           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits..................................  $ 6,057                           $ 6,416
  Interest-bearing
   deposits:
    Interest checking...........................................    2,590        36.7      1.42       2,454        38.6     1.57
    Money market accounts.......................................    3.857       106.8      2.77       3,923       102.9     2.62
    Other savings accounts......................................    1,499        30.4      2.03       1,411        30.2     2.14
    Savings certificates........................................    4,192       141.4      3.37       4,957       182.6     3.68
    Certificates over $100,000..................................      947        57.8      6.10       1,186        69.4     5.85
                                                                  -------------------               -------------------
      Total interest-bearing deposits...........................   13,085       373.1      2.85      13,931       423.7     3.04
Short-term borrowings...........................................    2,371       109.7      4.63       1,270        50.8     4.00
Long-term debt..................................................    1,232        69.5      5.64         913        54.4     5.96
                                                                  -------------------               -------------------
      Total interest-bearing liabilities........................   16,688       552.3      3.31      16,114       528.9     3.28
Other liabilities...............................................      765                               740
Preferred equity................................................      131                               348
Common equity...................................................    2,121                             1,957
                                                                  -------                           -------
      Total liabilities and shareholders' equity................  $25,762                           $25,575
                                                                  =======                           =======
Net interest income.............................................             $1,209.9                          $1,150.6
                                                                             ========                          ========
Gross interest margin...........................................                           4.38%                            4.12%
                                                                                           ====                             ====
Gross interest margin without taxable-equivalent increments.....                           4.32%                            4.04%
                                                                                           ====                             ====
PERCENT OF EARNING ASSETS
Interest income.................................................                           7.69%                            7.40%
Interest expense................................................                           2.41                             2.33
                                                                                           ====                             ====
    Net interest margin.........................................                           5.28                             5.07
                                                                                           ====                             ====
Net interest margin without taxable-equivalent increments.......                           5.22%                            4.99%
                                                                                           ====                             ====

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent for 1994 and 1993 and 34 percent for 1992, 1991 and 1990.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.

** Not meaningful


72  First Bank System, Inc. and Subsidiaries
- --

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                 1992                       1991                        1990              1993-1994
- -----------------------------------------------------------------------------------------------------------------------------------
                                                        Interest                   Interest                   Interest     % Change
                                                         Yields                     Yields                     Yields       Average
(In Millions)                         Balance  Interest and Rates Balance Interest and Rates Balance Interest and Rates     Balance
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
  U.S. Treasury.....................  $ 1,529  $   97.1   6.35%  $   995  $   77.8   7.82%  $   970  $   77.9    8.03%      (12.3)%
  Mortgage-backed securities........      953      70.0   7.35     1,312     117.2   8.93     1,576     155.6    9.87         3.2
  State & political.................      152      18.1  11.91       241      27.5  11.41       581      62.2   10.71        (5.7)
  U.S. agencies and other...........      266      17.6   6.62       398      25.7   6.46       558      29.5    5.29        (1.9)
                                      -----------------          -----------------          -----------------
    Total securities................    2,900     202.8   6.99     2,946     248.2   8.42     3,685     325.2    8.82        (4.9)
Unrealized loss on available-for-
 sale securities....................       --                         --                         --                            **
                                      -------                    -------                    -------
    Net securites...................    2,900                      2,946                      3,685                          (6.3)
Trading account securities..........      137       6.5   4.74       176      12.1   6.88       185      15.8    8.54       (37.6)
Federal funds sold and resale
 agreements.........................    1,318      45.1   3.42     1,292      75.8   5.87     1,353     110.4    8.16       (46.4)
Loans:
  Commercial:
    Commercial......................    5,875     451.9   7.69     6,773     638.5   9.43     8,374     891.4   10.64        15.8
    Financial institutions..........    1,096      40.8   3.72       710      31.2   4.39       562      33.6    5.98       (25.3)
    Real estate:
      Commercial mortgage...........    1,502     128.8   8.58     1,391     135.1   9.71     1,283     133.2   10.38         9.7
      Construction..................      258      20.2   7.83       328      30.5   9.30       465      46.1    9.91        27.5
                                      -----------------          -----------------          -----------------
      Total commercial..............    8,731     641.7   7.35     9,202     835.3   9.08    10,684   1,104.3   10.34         8.3
  Consumer:
    Residential mortgage............    2,133     183.9   8.62     2,023     182.5   9.02     2,908     293.5   10.09        (8.0)
    Residential mortgage held for
     sale...........................      718      58.1   8.09       674      64.5   9.57       768      78.1   10.17       (62.7)
    Home equity and second mortgage.    1,063      93.8   8.82       854      78.0   9.13       675      77.7   11.51        41.6
    Credit card.....................    1,709     243.0  14.22     1,495     217.3  14.54     1,091     174.1   15.96        18.5
    Other...........................    1,903     214.8  11.29     2,093     271.3  12.96     1,978     225.0   11.38        (3.7)
                                      -----------------          -----------------          -----------------
      Total consumer................    7,526     793.6  10.54     7,139     813.6  11.40     7,420     848.4   11.43          .4
                                      -----------------          -----------------          -----------------
      Total loans...................   16,257   1,435.3   8.83    16,341   1,648.9  10.09    18,104   1,952.7   10.79         4.5
  Allowance for credit losses.......      467                        455                        478                           (.4)
                                      -------                    -------                    -------
    Net loans.......................   15,790                     15,886                     17,626                           4.7
Other earning assets................      371      14.3   3.85       161      11.4   7.08       270      21.8    8.07       (10.8)
                                      -----------------          -----------------          -----------------
      Total earning assets*.........   20,983   1,704.0   8.12    20,916   1,996.4   9.54    23,597   2,425.9   10.28          .9
Cash and due from banks.............    1,510                      1,333                      1,383                          (2.7)
Other assets........................    1,566                      1,281                      1,354                           5.2
                                      -------                    -------                    -------
      Total assets..................  $23,592                    $23,075                    $25,856                            .7%
                                      =======                    =======                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits......  $ 4,810                    $ 3,879                    $ 3,578                         (5.6)%
  Interest-bearing deposits:
    Interest checking...............    2,198      51.7   2.35     1,897      57.5   3.03     1,748      84.7    4.85         5.5
    Money market accounts...........    3,874     124.5   3.21     3,607     194.3   5.39     3,297     226.0    6.85        (1.7)
    Other savings accounts..........    1,132      34.2   3.02       988      47.8   4.84     1,018      52.0    5.11         6.2
    Savings certificates............    5,292     258.6   4.89     5,504     402.1   7.31     5,548     445.7    8.03       (15.4)
    Certificates over $100,000......    1,468      99.7   6.79     2,340     171.1   7.31     4,375     383.0    8.75       (20.2)
                                      -----------------          -----------------          -----------------
      Total interest-bearing
       deposits.....................   13,964     568.7   4.07    14,336     872.8   6.09    15,986   1,191.4    7.45        (6.1)
Short-term borrowings...............    1,106      51.4   4.65     1,384      82.1   5.93     2,507     209.6    8.36        86.7
Long-term debt......................      927      66.1   7.13     1,214     100.3   8.26     1,652     152.2    9.21        34.9
                                      -----------------          -----------------          -----------------
      Total interest-bearing
       liabilities..................   15,997     686.2   4.29    16,934   1,055.2   6.23    20,145   1,553.2    7.71         3.6
Other liabilities...................      686                        578                        623                           3.4
Preferred equity....................      379                        282                        264                         (62.4)
Common equity.......................    1,720                      1,402                      1,246                           8.4
                                      -------                    -------                    -------
      Total liabilities and
       shareholders' equity.........  $23,592                    $23,075                    $25,856                            .7%
                                      =======                    =======                    =======                            --
Net interest income.................           $1,017.8                   $  941.2                   $  872.7
                                               ========                   ========                   ========
Gross interest margin...............                      3.83%                      3.31%                      2.57%
                                                          ====                       ====                       ====
Gross interest margin without
 taxable-equivalent increments......                      3.72%                      3.15%                      2.37%
                                                          ====                       ====                       ====

PERCENT OF EARNING ASSETS
Interest income.....................                      8.12%                      9.54%                      10.28%
Interest expense....................                      3.27                       5.04                        6.58
                                                          ====                       ====                       ====
    Net interest margin.............                      4.85                       4.50                        3.70
                                                          ====                       ====                       ====
Net interest margin without
 taxable-equivalent increments......                      4.74%                      4.34%                       3.49%
                                                          ====                       ====                       ====


Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent for 1994 and 1993 and 34 percent for 1992, 1991 and 1990.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.

** Not meaningful


                                    First Bank System, Inc. and Subsidiaries  73
                                                                              --

QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                         1994                                1993
                                                        -------------------------------------------------------------------------
                                                          Fourth    Third    Second    First   Fourth    Third   Second    First
(In Millions, Except Per Share Data)                     Quarter   Quarter   Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
- ---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans..................................................  $ 419.2   $ 391.1   $ 362.2  $ 338.2  $ 352.6  $ 353.9  $ 348.6  $ 343.5
Securities:
  Taxable..............................................     47.5      51.5      53.8     46.4     46.9     52.9     58.4     60.0
  Exempt from federal income taxes.....................      2.9       3.0       3.1      3.0      4.7      3.2      3.3      3.4
Other interest income..................................      7.2       6.3       6.8      4.9      6.8      4.9      7.1     11.6
                                                        -------------------------------------------------------------------------
      Total interest income............................    476.8     451.9     425.9    392.5    411.0    414.9    417.4    418.5

INTEREST EXPENSE
Deposits...............................................    104.8      93.9      89.3     85.1     94.0    102.1    107.0    120.6
Federal funds purchased and repurchase agreements......     31.1      30.4      20.6      9.1      7.6      9.0      7.5      7.7
Other short-term funds borrowed........................      8.5       3.2       3.2      3.6      4.9      5.1      5.1      3.9
Long-term debt.........................................     21.4      18.2      16.5     13.4     14.9     13.4     13.0     13.1
                                                        -------------------------------------------------------------------------
      Total interest expense...........................    165.8     145.7     129.6    111.2    121.4    129.6    132.6    145.3
                                                        -------------------------------------------------------------------------
Net interest income....................................    311.0     306.2     296.3    281.3    289.6    285.3    284.8    273.2
Provision for credit losses............................     23.0      23.0      23.0     24.0     27.0     27.0     33.1     38.1
                                                        -------------------------------------------------------------------------
Net interest income after provision for credit losses..    288.0     283.2     273.3    257.3    262.6    258.3    251.7    235.1

NONINTEREST INCOME
Credit card fees.......................................     50.3      49.2      43.5     36.0     37.5     36.6     34.5     28.5
Trust fees.............................................     41.7      38.9      40.1     38.5     37.5     36.6     36.5     35.5
Service charges on deposit accounts....................     27.9      29.2      29.1     29.4     28.4     28.6     28.0     30.3
Securities gains (losses)..............................     (1.0)     (2.8)        -        -        -        -        -       .3
Other..................................................     44.2      44.9      41.0     47.9     42.5     40.2     41.5     46.6
                                                        -------------------------------------------------------------------------
      Total noninterest income.........................    163.1     159.4     153.7    151.8    145.9    142.0    140.5    141.2

NONINTEREST EXPENSE
Salaries...............................................    102.8     100.2      98.5     94.2     95.0     97.3     97.3     99.5
Employee benefits......................................     21.0      23.6      23.3     23.7     19.6     20.0     21.9     24.8
Net occupancy..........................................     20.6      22.0      22.2     21.5     22.8     22.8     23.2     24.6
Furniture and equipment................................     20.2      18.8      20.2     19.1     19.2     17.8     18.5     17.2
FDIC insurance.........................................     11.2      11.0      12.3     11.5     11.5     11.4     11.7     11.8
Advertising............................................      7.3       6.2       8.1      8.1      4.7      6.0      5.1      4.7
Amortization of goodwill and other intangible assets...     11.2      10.5       9.9      8.0      7.7      7.7      7.7      7.5
Other personnel costs..................................      8.1       7.6       8.8      7.7      8.5      7.2      6.6      5.2
Professional services..................................     10.2       8.6       8.5      6.5     10.7      9.1      8.6      8.3
Data processing........................................      3.6       3.4       3.4      3.5      3.3      4.4      7.2      6.4
Merger and integration.................................        -         -         -        -        -        -     72.2        -
Other..................................................     54.5      55.0      47.0     49.5     52.3     52.0     52.0     47.5
                                                        -------------------------------------------------------------------------
      Total noninterest expense........................    270.7     266.9     262.2    253.3    255.3    255.7    332.0    257.5
                                                        -------------------------------------------------------------------------
Income before income taxes.............................    180.4     175.7     164.8    155.8    153.2    144.6     60.2    118.8
Applicable income taxes................................     69.9      67.6      62.1     57.3     57.3     53.5     26.7     41.3
                                                        -------------------------------------------------------------------------
Net income.............................................  $ 110.5   $ 108.1   $ 102.7  $  98.5  $  95.9  $  91.1  $  33.5  $  77.5
                                                        =========================================================================
Net income applicable to common equity.................  $ 108.6   $ 106.2   $ 100.8  $  93.0  $  90.4  $  83.7  $  26.1  $  70.0
                                                        =========================================================================
Earnings per common share..............................  $   .95   $   .91   $   .87  $   .84  $   .81  $   .74  $   .23  $   .61

SELECTED AVERAGE BALANCES
Loans..................................................  $19,049   $18,684   $18,469  $18,034  $18,819  $18,188  $17,292  $16,685
Earning assets.........................................   23,046    23,062    23,205   22,278   23,270   22,710   22,455   22,267
Total assets...........................................   25,985    25,860    26,125   25,063   26,266   25,554   25,347   25,053
Deposits...............................................   18,577    18,741    19,655   19,604   20,930   20,248   20,284   19,916
Long-term debt.........................................    1,368     1,279     1,222    1,056    1,072      916      847      817
Common equity..........................................    2,170     2,168     2,134    2,011    1,957    1,974    1,949    1,936
                                                        -------------------------------------------------------------------------

The second quarter of 1993 included $72.2 million in merger-related charges in connection with the Colorado National Bankshares, Inc. acquisition.


74  First Bank System, Inc. and Subsidiaries
- --

SUPPLEMENTAL FINANCIAL DATA

EARNINGS PER SHARE SUMMARY

                                                         1994       1993       1992       1991      1990
- ---------------------------------------------------------------------------------------------------------
Primary net income before cumulative effect
 of accounting changes..........................         $3.57      $2.39      $1.18      $1.79      $.36
Cumulative effect of accounting changes.........            --         --       1.49         --        --
                                                         ------------------------------------------------
Primary net income..............................         $3.57      $2.39      $2.67      $1.79      $.36
                                                         ================================================
Fully diluted net income before cumulative
 effect of accounting changes...................         $3.52      $2.38      $1.21      $1.78      $.36
Cumulative effect of accounting changes.........            --         --       1.43         --        --
                                                         ------------------------------------------------
Fully diluted net income........................         $3.52      $2.38      $2.64      $1.78     $ .36
                                                         ================================================

RATIOS
                                                          1994       1993       1992       1991       1990
- ----------------------------------------------------------------------------------------------------------
Return on average assets........................          1.63%      1.17%      1.32%       .90%      .22%
Return on average common shareholders' equity...          19.3       13.8       16.4       13.1       2.7
Average total equity to average assets..........           8.7        9.0        8.9        7.3       5.8
Dividends per share to net income per share.....          32.5       41.8       33.0       45.8         *
                                                         ------------------------------------------------

*Not meaningful

OTHER STATISTICS
                                                      1994           1993          1992           1991           1990
- -------------------------------------------------------------------------------------------------------------------------
Common shares outstanding -- year end*..........   112,678,658    109,401,664   113,450,425    102,536,867    101,079,861
Average common shares outstanding and common
 stock equivalents:
 Primary........................................   114,544,806    113,075,429    105,361,022   102,533,284     93,302,380
 Fully diluted..................................   118,238,360    116,794,358    109,671,248   103,668,953     93,302,380
Number of shareholders -- year-end**............        22,094         22,100         25,625        23,977         25,484
Average number of employees (full-time
 equivalents)...................................        11,997         12,300         12,553        12,742         13,626
Common dividends paid (millions)................        $130.9         $109.7          $73.1         $65.6          $58.8
                                                  -----------------------------------------------------------------------


 *Defined as total common shares less common stock held in treasury. **Based on number of common stock shareholders of record

STOCK PRICE RANGE AND DIVIDENDS
                                                                       1994                              1993
                                                        ---------------------------------------------------------------------
                                                            Sales Price                        Sales Price
                                                        -------------------     Dividends   -------------------     Dividends
                                                         High          Low        Paid       High         Low         Paid
- -----------------------------------------------------------------------------------------------------------------------------
First quarter...................................        $33.13       $29.38       $.29      $32.00       $27.13       $.25
Second quarter..................................         39.00        31.50        .29       34.00        25.88        .25
Third quarter...................................         38.50        35.25        .29       33.63        29.50        .25
Fourth quarter..................................         37.50        32.13        .29       34.13        28.00        .25
Closing price -- December 31....................                33.22                              30.75
                                                        ---------------------------------------------------------------------
The common stock of First Bank System, Inc. is traded on the New York Stock
 Exchange.


                                    First Bank System, Inc. and Subsidiaries  75
                                                                              --

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                                         Maturing
                                                                        ------------------------------------------
                                                                        In 1 Year     After 1 Year
At December 31, 1994 (In Millions)                                       or Less    Through 5 Years  After 5 Years
- ------------------------------------------------------------------------------------------------------------------
Commercial                                                                $6,133         $1,160           $186
Financial institutions............................................           663            110             14
Real estate:
  Commercial mortgage.............................................           979            616            227
  Construction....................................................           303             14             10
                                                                        ------------------------------------------
        Total.....................................................        $8,078         $1,900           $437
                                                                        ==========================================

                                                                          Due in        Due After
                                                                         One Year       One Year        Total
- ------------------------------------------------------------------------------------------------------------------
Loans at fixed interest rates.....................................        $  815         $  902         $ 1,717
Loans at variable interest rates..................................         7,263          1,435           8,698
                                                                         ------------------------------------------
        Total.....................................................        $8,078         $2,337         $10,415
                                                                         ==========================================

The maturities of loans shown above are based on remaining scheduled repayments.


TIME CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE AT DECEMBER 31

                                                 Under        Three        Six to       Over
                                                 Three        to Six       Twelve       Twelve
(In Millions)                                    Months       Months       Months       Months       Total
- -----------------------------------------------------------------------------------------------------------
1994.........................................     $358         $103         $199         $236        $  896
1993.........................................      370          148          209          334         1,061
1992.........................................      462          171          200          541         1,374
                                                 ----------------------------------------------------------



76  First Bank System, Inc. and Subsidiaries
- --

SHORT-TERM FUNDS BORROWED


                                                                       Average       Maximum         Average      Weighted
                                                                        Daily      Outstanding    Interest Rate    Average
                                                       Outstanding      Amount     Month-Ending    Paid During  Interest Rate
(In Millions)                                          at Year-End    Outstanding    Balance         the Year    at Year-End
- -----------------------------------------------------------------------------------------------------------------------------
1994
Federal funds purchased and securities sold under
  agreements to repurchase.........................       $2,164         $2,018       $2,813           4.52%         5.52%
Other..............................................          658            353          764           5.24          5.72
                                                       -------------------------
  Total............................................       $2,822         $2,371        3,212           4.63          5.57
                                                       =========================
1993
Federal funds purchased and securities sold under
  agreements to repurchase.........................       $  922         $  990       $1,388           3.21%         3.15%
Other..............................................          412            280          412           6.79          2.87
                                                       -------------------------
  Total............................................       $1,334         $1,270        1,642           4.00          3.07
                                                       =========================
1992
Federal funds purchased and securities sold under
  agreements to repurchase.........................       $1,122         $  842       $1,140           4.41%         3.39%
Other..............................................          328            264          396           5.42          3.09
                                                       -------------------------
  Total............................................       $1,450         $1,106        1,479           4.65          3.27
                                                       =========================

ANNUAL REPORT ON FORM 10-K


Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994.

Commission File Number 1-6880

FIRST BANK SYSTEM, INC.
Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 601 Second Avenue South
Minneapolis, Minnesota 55402-4302
Telephone: (612) 973-1111

Securities registered pursuant to Section 12(b) of the Act (all registered on the New York Stock Exchange): Common Stock, Par Value $1.25; $3.5625 Cumulative Convertible Preferred Stock, Series 1991A; Preferred Share Purchase Rights.

  Securities registered pursuant to Section 12(g) of the Act: Warrants to Purchase Shares of Common Stock.

  As of January 31, 1995, First Bank System, Inc. had 135,215,613 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 1995, was 4,640,747,984.

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

Cross-Reference                                                            Page
- -------------------------------------------------------------------------------
PART I
ITEM 1    Business
          General............................................................79
          Distribution of Assets, Liabilities and
           Stockholders' Equity; Interest Rates
           and Interest Differential...............................18-19, 72-73
          Investment Portfolio........................................25-26, 70
          Loan Portfolio............................22-25, 27-31, 43, 48-49, 76
          Summary of Loan Loss Experience.............................20, 27-31
          Deposits....................................................72-73, 76
          Return on Equity and Assets........................................75
          Short-Term Borrowings..............................................77
ITEM 2    Properties.........................................................79
ITEM 3    Legal Proceedings................................................none
ITEM 4    Submission of Matters to a Vote of Security Holders..............none

PART II
ITEM 5    Market for the Registrant's Common
           Equity and Related Stockholder Matters....................36, 68, 75
ITEM 6    Selected Financial Data............................................15
ITEM 7    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................14-38
ITEM 8    Financial Statements and Supplemental Data.....................74, 80
ITEM 9    Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosures...........................................none

PART III
ITEM 10   Directors and Executive Officers of the Registrant.................82
ITEM 11   Executive Compensation............................................. *
ITEM 12   Security Ownership of Certain
           Beneficial Owners and Management.................................. *
ITEM 13   Certain Relationships and Related Transactions..................... *

PART IV
ITEM 14   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...........................................80

*First Bank System's definitive proxy statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Organization Committee on Executive Compensation" and "Performance Graph."

78  First Bank System, Inc. and Subsidiaries
- --

GENERAL - First Bank System, Inc. (the "Company") is a regional, multi-state bank holding company headquartered in the Twin Cities of Minneapolis and St. Paul, Minnesota. The Company was incorporated in Delaware in 1929 and owns more than 99 percent of the capital stock of each of the nine commercial banks and four trust companies, having 200 banking offices in Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, and Illinois. The Company also has various nonbank subsidiaries engaged in financial services principally in the Upper Midwest.


  The banks are engaged in general commercial banking business principally in domestic markets. They range in size from $37 million to $10.0 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities and other financial institutions. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as cash management and receivable lockbox collection are provided for corporate customers. Nine subsidiary banks and four trust companies provide a full range of fiduciary activities for individuals, estates, foundations, business corporations, and charitable organizations.

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

  On a full-time equivalent basis, employment during 1994 averaged a total of 11,997 employees.

COMPETITION - The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, and mutual funds.
In recent years, competition also has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies.

GOVERNMENT POLICIES - The operations of the Company's various operating units are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the several states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

SUPERVISION AND REGULATION - The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act") and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board").

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

  On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997, in those states that have not opted out by that date.

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

PROPERTIES - At December 31, 1994, the Company's subsidiaries owned and operated a total of 136 facilities while leasing an additional 157 facilities, all of which are well maintained.

  The Company's three largest facilities are located in Minneapolis, St. Paul, and Denver. In Minneapolis, First Bank National Association and the Company's corporate offices occupy parts of four buildings. Thirty-one floors of First Bank Place and a portion of one floor of the Pillsbury Center are leased. The Company also occupies ten floors in the Marquette Bank Building and three floors in the Concourse Building, both of which are owned by the Company. In St. Paul, the Company leases an Operations Center as well as one-fourth of the First National Bank Building and four floors in the First Trust Center. In Denver, Colorado National Bank occupies approximately 70 percent of the Colorado National Bank Building and three percent of the Park Central Building, both of which are owned by subsidiaries of Colorado National Bank.

  Additional information with respect to premises and equipment is presented in Notes G and O of Notes to Consolidated Financial Statements.



                                 First Bank System, Inc. and Subsidiaries  79
                                                                           --

EXHIBITS

Financial Statements Filed                               Page
- -------------------------------------------------------------
First Bank System, Inc. and Subsidiaries
Consolidated Financial Statements.....................     39
Notes to Consolidated Financial Statements............     43
Report of Independent Auditors........................     69

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

  During the three months ended December 31, 1994, the Company filed the following reports on Form 8-K/A:

  Form 8-K/A dated November 10, 1994, amending Form 8-K filed on August 5, 1994, which includes pro forma financial information reflecting the acquisition of Metropolitan Financial Corporation filed pursuant to Item 7(b).

  Form 8-K/A dated December 8, 1994, amending Form 8-K filed on August 5, 1994, which includes unaudited financial statements of Metropolitan Financial Corporation filed pursuant to Item 7(b).

  The following Exhibit Index lists the Exhibits to Annual Report on Form 10-K.

      (1)3A  Restated Certificate of Incorporation, as amended. Filed as
             Exhibit 2.1 to Form 8-A/A-2 dated October 6, 1994.
      (1)3B By-laws. Filed as Exhibit 3B to report on Form 10-K for fiscal year ended December 31, 1993.
          4 [Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. First Bank System, Inc. agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]
     (1)10A Stock Purchase Agreements dated as of May 30, 1990, among Corporate Partners, L.P.; Corporate Offshore Partners, L.P.; The State Board of Administration of Florida and First Bank System, Inc. and related documents. Filed as Exhibits 4.8-4.15 to Registration Statement on Form S-3 filed on September 10, 1991.
  (1)(2)10B First Bank System, Inc. 1987 Stock Option Plan. Filed as Exhibit 10E to report on Form 10-K for fiscal year ended December 31, 1991.
  (1)(2)10C First Bank System, Inc. Nonqualified Supplemental Executive Retirement Plan. Filed as Exhibit 10F to report on Form 10-K for fiscal year ended December 31, 1991.
  (1)(2)10D First Bank System, Inc. Executive Deferral Plan. Filed as Exhibit 10G to report on Form 10-K for fiscal year ended December 31, 1991.
  (1)(2)10E First Bank System, Inc. Annual Incentive Plan. Filed as Exhibit 10H to report on Form 10-K for fiscal year ended December 31, 1992.
  (1)(2)10F First Bank System, Inc. Independent Director Retirement and Death Benefit Plan. Filed as Exhibit 10I to report on Form 10-K for fiscal year ended December 31, 1992.
  (1)(2)10G First Bank System, Inc. Deferred Compensation Plan for Directors. Filed as Exhibit 10J to report on Form 10-K for fiscal year ended December 31, 1992.
     (1)10H Rights Agreement dated as of December 21, 1988, between First Bank System, Inc. and Morgan Shareholder Services Trust Company. Filed as Exhibit 1 to Form 8-K filed January 5, 1989.
     (1)10I Amendment No. 1 dated as of May 30, 1990, to Rights Agreement. Filed as Exhibit 4(a) to Form 8-K dated June 5, 1990.
     (1)10J Amendment No. 2 dated as of February 17, 1993, to Rights Agreement. Filed as Exhibit 4(a) to Form 8-K filed March 1, 1993.
  (1)(2)10K First Bank System, Inc. Restated Employee Stock Purchase Plan. Filed as Exhibit 10L to report on Form 10-K for fiscal year ended December 31, 1991.
  (1)(2)10L Form of Change-in-Control Agreement between First Bank System, Inc. and certain officers of the Company. Filed as Exhibit 10M to report on Form 10-K for fiscal year ended December 31, 1991.
     (2)10M  First Bank System, Inc. 1991 Stock Incentive Plan, as amended.
  (1)(2)10N  First Bank System, Inc. 1994 Stock Incentive Plan. Filed as
             Exhibit 10M to report on Form 10-K for fiscal year ended December 31, 1993.
     (2)10O Agreement between First Bank System, Inc. and John F. Grundhofer dated January 18, 1995.
  (1)(2)10P  Deferred Income Agreement between First Bank System, Inc. and John
             F. Grundhofer dated November 1, 1993. Filed as Exhibit 10O to report on Form 10-K for fiscal year ended December 31, 1993.
  (1)(2)10Q Description of First Bank System, Inc. Stock Option Loan Policy. Filed as Exhibit 10P to report on Form 10-K for fiscal year ended December 31, 1993.
     (2)10R Employment Agreement dated as of April 30, 1993, by and between First Bank System, Inc. and Will F. Nicholson, Jr.
     (2)10S Employment Agreement dated as of December 31, 1994, by and between First Bank System, Inc. and Will F. Nicholson, Jr.
     (2)10T Consulting Agreement dated as of January 23, 1995, by and between First Bank System, Inc. and Norman M. Jones.
     (1)10U Agreement of Merger and Consolidation, dated July 21, 1994, by and between First Bank System, Inc. and Metropolitan Financial Corporation. Filed as Exhibit 2.1 to Form 8-K filed August 5, 1994.
         11 Statement re: Computation of Primary and Fully Diluted Net Income per Common Share.
         12  Statement re: Computation of Ratio of Earnings to Fixed Charges.
         13 Annual Report to Shareholders for the year ended December 31, 1994. (See Cover Page)
         21  Subsidiaries of the Registrant.
         23  Consent of Ernst & Young LLP.
         27  Financial Data Schedule.

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




80  First Bank System, Inc. and Subsidiaries
- --

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 15, 1995, on its behalf by the undersigned thereunto duly authorized.

First Bank System, Inc.
John F. Grundhofer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

JOHN F. GRUNDHOFER
Chairman, President, Chief Executive Officer, and Director
(principal executive officer)

RICHARD A. ZONA
Vice Chairman and Chief Financial Officer
(principal financial officer)

DAVID J. PARRIN
Senior Vice President and Controller
(principal accounting officer)

COLEMAN BLOOMFIELD
Director

DELBERT W. JOHNSON
Director

NORMAN M. JONES
Director

JOHN H. KAREKEN
Director

RICHARD L. KNOWLTON
Director

KENNETH A. MACKE
Director

MARILYN C. NELSON
Director

WILL F. NICHOLSON, JR.
Director

NICHOLAS R. PETRY
Director

EDWARD J. PHILLIPS
Director

JAMES J. RENIER
Director

S. WALTER RICHEY
Director

RICHARD L. ROBINSON
Director

RICHARD L. SCHALL
Director

LYLE E. SCHROEDER
Director


                                   First Bank System, Inc. and Subsidiaries  81
                                                                             --

EXECUTIVE OFFICERS

JOHN F. GRUNDHOFER
Mr. Grundhofer, 56 has been Chairman of the Board, President and Chief Executive Officer of First Bank System since 1990. Previously, he served as Vice Chairman and Senior Executive Officer for Southern California, Wells Fargo Bank N.A.

WILLIAM F. FARLEY
Mr. Farley, 50, has been Vice Chairman of First Bank System since 1990. His previous positions include: Partner, Headrick & Farley and President, First Bank National Association.

PHILIP G. HEASLEY
Mr. Heasley, 45, was named Vice Chairman in 1993 and continues to serve as President of the Retail Product Group. His previous positions include: Executive Vice President and President of the Retail Product Group and Senior Vice President, Consumer Business, Electronic Banking Division.

RICHARD A. ZONA
Mr. Zona, 50, has served as Vice Chairman since 1990 and Chief Financial Officer since 1989. He was previously a Partner at Ernst & Young.

J. ROBERT HOFFMANN
Mr. Hoffmann, 49, has been Executive Vice President and Chief Credit Officer since 1990. He previously served as Executive Vice President, Credit Administration at First Bank National Association.

JOHN M. MURPHY, JR.
Mr. Murphy, 51, has been Chairman and Chief Investment Officer, First Trust National Association, since 1990. Before that he was Managing Director, First Asset Management, a division of First Bank National Association.

DANIEL C. ROHR
Mr. Rohr, 48, has served as Executive Vice President of the Commercial Banking Group since 1990. Previously, he was Executive Vice President and Chief Credit Officer at Columbia Savings & Loan Association.

ROBERT H. SAYRE
Mr. Sayre, 55, has served as Executive Vice President of Human Resources since 1990. Previously, he was Executive Director at Russell Reynolds Associates, Inc.

MICHAEL J. O'ROURKE
Mr. O'Rourke, 50, has been Executive Vice President, Secretary and General Counsel since 1991. Previously, he was Senior Vice President, Secretary and General Counsel.

DAVID R. EDSTAM
Mr. Edstam, 47, has been Senior Vice President and Treasurer since 1989.

ELIZABETH A. MALKERSON
Ms. Malkerson, 45, has been Senior Vice President of Corporate Relations since 1990. Her previous position was Vice President of External Affairs.

DAVID J. PARRIN
Mr. Parrin, 39, was named Senior Vice President and Controller in 1994. Previously, he was a Partner at Ernst & Young.

DIRECTORS

COLEMAN BLOOMFIELD
Chairman of the Board
Minnesota Mutual Life Insurance Co.
St. Paul, Minnesota

JOHN F. GRUNDHOFER
Chairman, President and Chief Executive Officer
First Bank System, Inc.
Minneapolis, Minnesota

ROGER L. HALE
President and Chief Executive Officer
TENNANT
Minneapolis, Minnesota

DELBERT W. JOHNSON
Chairman and Chief Operating Officer
Pioneer Metal Finishing, Inc.
Minneapolis, Minnesota

NORMAN M. JONES*
Former Chairman and Chief Executive Officer
Metropolitan Financial Corporation
Minneapolis, Minnesota

JOHN H. KAREKEN
Professor of Banking and Finance
Curtis L. Carlson School of Management
University of Minnesota
Minneapolis, Minnesota

RICHARD L. KNOWLTON
Chairman of the Board
Hormel Foods Corporation
Austin, Minnesota

KENNETH A. MACKE
Macke Partners
Golden Valley, Minnesota

MARILYN C. NELSON
Vice Chair
Carlson Holdings, Inc.
Minneapolis, Minnesota

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

S. WALTER RICHEY
President and Chief Executive Officer
Space Center Company
St. Paul, Minnesota

RICHARD L. ROBINSON
Chairman and Chief Executive Officer
Robinson Dairy, Inc.
Denver, Colorado

RICHARD L. SCHALL
Retired Vice Chairman of the Board
Dayton Hudson Corporation
Minneapolis, Minnesota

LYLE E. SCHROEDER
President and Chief Executive Officer
Sioux Valley Hospital
Sioux Falls, South Dakota


*Elected to the Board of Directors effective
 February 15, 1995




82   First Bank System, Inc. and Subsidiaries
- --

FBS LOCATIONS*

MINNESOTA               St. Louis Park           KANSAS                SOUTH DAKOTA
Albert Lea              St. Paul (6)             Andover               Aberdeen
Alexandria (2)          Stillwater               Augusta               Mitchell
Amboy                   Virginia                 Clay Center           Pierre
Anoka (2)               Wayzata                  El Dorado             Rapid City (4)
Apple Valley            West St. Paul            Emporia (2)           Sioux Falls (5)
Austin                  White Bear Lake (2)      Eureka
Babbitt                 Willmar                   Gardner               WISCONSIN
Blaine                  Woodbury                 Holton                Brookfield
Blooming Prairie                                 Iola                  Brown Deer
Bloomington (4)         COLORADO                 Lawrence (2)          Hudson
Brainerd                Arvada (2)               Manhattan             LaCrosse
Brooklyn Center         Aspen                    Overland Park         Milwaukee (2)
Brooklyn Park           Aurora (3)               Prairie Village       Onalaska
Burnsville              Boulder (2)              Pratt
Chisago City            Broomfield               Topeka (2)            WYOMING
Cloquet                 Canon City               Wichita (4)           Caspar
Columbia Heights        Colorado Springs  (6)                          Cheyenne (2)
Cottage Grove           Denver (19)              MONTANA               Cody
Duluth (7)              Englewood (3)            Billings (2)          Evanston
Eagan (2)               Evergreen                Bozeman               Gillette
East Grand Forks        Fort Collins (2)         Butte                 Green River
Eden Prairie (2)        Glenwood Springs         Great Falls (3)       Lander
Edina (3)               Golden                   Havre                 Laramie
Elk River               Grand Junction           Helena                Riverton
Fairmont                Greeley                  Miles City            Rock Springs
Fergus Falls            La Junta                 Missoula (2)          Sheridan
Forest Lake             Lakewood (4)                                   Torrington
Grand Rapids            Littleton (4)            NEBRASKA              Worland
Hibbing                 Longmont                 Beatrice
Hopkins                 Loveland                 Bellevue              CORPORATE TRUST OFFICES
Lamberton               Northglenn               Columbus              Billings, MT
Little Canada           Pueblo (4)               Hastings              Cheyenne, WY
Mankato (2)             Westminster (2)          Kearney               Chicago, IL
Maple Grove             Wheat Ridge              Lincoln (4)           Denver, CO
Minneapolis (15)                                 North Platte          Des Plaines, IL
Minnetonka (2)          ILLINOIS                 Omaha (6)             Duluth, MN
Monticello              Chicago (6)                                    Fargo, ND
Moorhead                Des Plaines (3)          NORTH DAKOTA          Grand Junction, CO
New Prague              Downers Grove            Beulah                Los Angeles, CA
Oakdale                                          Bismarck (5)          Milwaukee, WI
Owatonna                IOWA                     Devils Lake           Minneapolis, MN
Pine City               Altoona                  Dickinson             New York, NY
Pine River              Ankeny                   Fargo (5)             Portland, OR
Plymouth (2)            Carlisle                 Grand Forks (4)       Pueblo, CO
Princeton               Clear Lake               Jamestown             Rochester, MN
Prior Lake              Council Bluffs (2)       Langdon               San Francisco, CA
Ramsey                  Des Moines (6)           Lisbon                Seattle, WA
Robbinsdale             Hampton                  Mandan                Sioux Falls, SD
Rochester (4)           Iowa Falls               Minot (2)             St. Paul, MN
Sauk Rapids             Knoxville                Valley City
Shoreview               Mason City (2)           Wahpeton              REPUBLIC ACCEPTANCE CORP. OFFICES
St. Anthony             Pella                    West Fargo            Brookfield, WI
St. Cloud (2)           Red Oak                  Williston             Des Plaines, IL
                        West Des Moines (2)                            Kansas City, MO
                                                                       Lakewood, CO
                                                                       Minneapolis, MN
                                                                       St. Louis, MO

*First Bank System, Inc. primarily serves Minnesota, Colorado, Illinois, Iowa,
 Kansas, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, and Wyoming through 310 banking locations and 33 additional offices of nonbank subsidiaries. This includes 115 offices of Metropolitan Financial Corporation (January 1995).



                                    First Bank System, Inc. and Subsidiaries  83
                                                                              --

CORPORATE DATA


EXECUTIVE OFFICES
First Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(612) 973-1111

ANNUAL MEETING
The annual meeting of shareholders will be held at the Minneapolis Convention Center, 1301 Second Avenue South, Minneapolis, Minnesota 55403, at 2 p.m. on Wednesday, April 26, 1995.

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

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor Relations
(612) 973-2261

General Information, Investor Relations
(612) 973-2263
First Bank System, Inc.
P.O. Box 522
Minneapolis, Minnesota 55480

A limited number of spiral-bound 1994 Annual Reports are available for the investment community. Also available are a limited number of supplemental restated financial statements which reflect the acquisition of Metropolitan Financial Corporation. Please write or call Investor Relations to obtain a copy.

COMMUNITY RESPONSIBILITY REPORT
For information about FBS's community reinvestment activities, call FBS Community Relations, (612) 973-2433.

For additional annual reports or information about the 1995 annual meeting of shareholders, please contact Corporate Relations, First Bank System, First Bank Place, Minneapolis, Minnesota 55402, (612) 973-2434.

First Bank System is an Equal Employment Opportunity/Affirmative Action employer.

                          [LOGO OF FIRST BANK SYSTEM]
                          First Bank System
                          P.O. Box 522
                          Minneapolis, Minnesota
                          55480

Inside Front Cover
- ------------------

Map of the United States. The 11 Midwest and Rocky Mountain states (Montana, Wyoming, Colorado, North Dakota, South Dakota, Nebraska, Kansas, Minnesota, Iowa, Wisconsin, and Illinois) in which FBS has retail banking offices as of January 24, 1995, are shaded.

- - Iowa, Kansas, Nebraska, and Wyoming were added as the result of the Metropolitan Financial Corporation acquisition in January, 1995.

Graphs illustrate the following information:

Return on average common equity* (percent)
1990:   2.7
1991:  13.1
1992:  12.0
1993:  16.4
1994:  19.3

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.


Earnings per share* (dollars)
1990:  0.36
1991:  1.79
1992:  1.96
1993:  2.83
1994:  3.57

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.

Shareholders' equity to assets ratio (percent)
1990:  6.5
1991:  7.8
1992:  8.7
1993:  8.5
1994:  8.7


Page 1
- ------

Graphs illustrate the following information:

Return on average assets* (percent)
1990:  0.22
1991:  0.90
1992:  1.00
1993:  1.36
1994:  1.63

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.


Efficiency ratio* (percent)
1990:  75.1
1991:  67.8
1992:  64.7
1993:  59.8
1994:  57.2

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.


Allowance coverage ratio of nonperforming loans (percent)
1990:  104
1991:  142
1992:  179
1993:  269
1994:  385

Page 2
- ------

Graph illustrates the following information:  Five-year total return* (percent)

Index:  12/31/89 = 100
S&P500 = Standard & Poor's Index of 500 Stocks
KBW 50 = Keefe Bruyette & Woods 50-bank index

1989:  FBS/100, S&P500/100, KBW 50/100
1990:  FBS/83,  S&P500/97,  KBW 50/72
1991:  FBS/159, S&P500/126, KBW 50/114
1992:  FBS/193, S&P500/136, KBW 50/145
1993:  FBS/217, S&P500/150, KBW 50/153
1994:  FBS/243, S&P500/154, KBW 50/145

* Capital appreciation plus dividends


Page 4
- ------

Photograph of FBS senior management team. Front from left: Richard A. Zona, vice chairman and chief financial officer, and John F. Grundhofer, chairman, president and chief executive officer. Back from left: William F. Farley, vice chairman, Distribution Group; J. Robert Hoffmann, executive vice president and chief credit officer; Daniel C. Rohr, executive vice president, Commercial Banking; Philip G. Heasley, vice chairman and president, Retail Products Group; John M. Murphy, Jr., chairman and chief investment officer; First Trust N.A.; Michael J. O'Rourke, executive vice president and general counsel; and Robert H. Sayre, executive vice president for human resources.


Page 5
- ------

Table entitled "FBS Leading Market Shares*"

Minnesota, deposit share: 25%, rank: 1st
Twin Cities, deposit share: 34%, rank: 1st
Colorado, deposit share: 19%, rank: 1st
Denver, deposit share: 24%, rank: 1st
North Dakota, deposit share: 26%, rank: 1st
Montana, deposit share: 14%, rank: 2nd
South Dakota, deposit share: 11%, rank: 2nd
Wyoming, deposit share: 9%, rank: 2nd

*Note: Includes Metropolitan Financial and First Western. South Dakota excludes credit card banks.

Table entitled, "Recent Acquisitions" (assets in millions)

First Western Corporation, closing date: 1Q95, location: South Dakota, assets: 323
Metropolitan Financial Corporation, closing date: 1Q95, location: Midwest, assets: 7,900
Green Mountain Bancorporation, Inc., closing date: 3Q94, location: Colorado, assets: 35
J.P. Morgan Corporate Trust, closing date: 3Q94, location: New York/National, assets: N/A
United Bank of Bismarck, closing date: 3Q94, location: North Dakota, assets: 121 First Financial Investors, Inc., closing date: 2Q94, location: Minnesota, assets: 200
Boulevard Bancorp, Inc., closing date: 1Q94, location: Illinois, assets: 1,600 American Bancshares of Mankato, closing date: 1Q94, location: Minnesota, assets: 116


Page 6
- ------

Graphs illustrate the following information:

Pie chart shows that the Retail and Community Banking Group accounts for 42 percent of FBS's net income.


Efficiency Ratio* (percent)
1992:  76.4
1993:  71.1
1994:  67.7

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.

Net Interest Income (Millions)
1992:  679
1993:  744
1994:  781


Page 7
- ------

Net Income* (Millions)
1992:  94
1993:  138
1994:  177

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.

Noninterest Income (Millions)
1992:  188
1993:  179
1994:  187


Page 8
- ------

Graphs illustrate the following information:

Pie chart shows that the Payment Systems Group accounts for 22 perecent of FBS's net income.

Efficiency Ratio* (percent)
1992:  45.7
1993:  42.4
1994:  41.7

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.

Net Interest Income (Millions)
1992:  136
1993:  148
1994:  185


Page 9
- ------

Net Income* (Millions)
1992:  39
1993:  70
1994:  93

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.


Noninterest Income (Millions)
1992:  134
1993:  157
1994:  196

Page 10
- -------

Graphs illustrate the following information:

Pie chart shows that the Commercial Banking Group accounts for 27 percent of FBS's net income.

Efficiency Ratio* (percent)
1992:  37.4
1993:  33.7
1994:  32.1

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.

Net Interest Income (Millions)
1992:  183
1993:  227
1994:  219


Page 11
- -------

Net Income* (Millions)
1992:  76
1993:  105
1994:  113

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.


Noninterest Income (Millions)
1992:  56
1993:  60
1994:  60

Page 12
- -------

Graphs illustrate the following information:

Pie chart shows that the Trust & Investment Group accounts for 9 percent of FBS's net income.

Efficiency Ratio* (percent)
1992:  72.8
1993:  71.2
1994:  70.9

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.

Net Interest Income (Millions)
1992:  19
1993:  32
1994:  26


Page 13
- -------

Net Income* (Millions)
1992:  28
1993:  36
1994:  37

*Before the cumulative effect of accounting changes and/or merger-related charges in 1992 and 1993.


Noninterest Income (Millions)
1992:  157
1993:  173
1994:  186