Form 10-Q
period 1995-03-31
FIRST BANK SYSTEM INC
filed 1995-05-12
CIK 36104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
[X]
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                      OR
[ ]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM (NOT APPLICABLE)
                        COMMISSION FILE NUMBER 1-6880
                           FIRST BANK SYSTEM, INC.
            (Exact name of registrant as specified in its charter)
                                   DELAWARE
                       (State or other jurisdiction of
                        incorporation or organization)
                                  41-0255900
                               (I.R.S. Employer
                             Identification No.)
                              FIRST BANK PLACE,
                           601 SECOND AVENUE SOUTH,
                      MINNEAPOLIS, MINNESOTA 55402-4302
            (Address of principal executive offices and Zip Code)
                                 612-973-1111
             (Registrant's telephone number, including area code)
                               (NOT APPLICABLE)
             (Former name, former address and former fiscal year,
                        if changed since last report).

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

               Class                       Outstanding as of April 30, 1995
  Common Stock, $1.25 Par Value                    135,567,431 shares

Total # of pages: 27
Exhibit Index appears on page 1.


                              FINANCIAL SUMMARY

                                                                 MARCH 31     MARCH 31
(DOLLARS in millions, except per share amounts)                      1995         1994
THREE MONTHS ENDED
Income from continuing operations                                  $133.8       $111.9
Discontinued operations                                                --         (1.2)
Net income                                                         $133.8       $110.7
PER COMMON SHARE
Income from continuing operations                                    $.97         $.80
Discontinued operations                                                --         (.01)
Net income                                                           $.97         $.79
Dividends paid                                                     $.3625         $.29
Common shareholders' equity                                         19.58        19.49
RETURN ON AVERAGE ASSETS
Income from continuing operations                                    1.66 %       1.41 %
Discontinued operations                                                --         (.01)
Return on average assets                                             1.66%        1.40%
RETURN ON AVERAGE COMMON EQUITY
Income from continuing operations                                    21.1%        17.2 %
Discontinued operations                                                --          (.2)
Return on average common equity                                      21.1%        17.0 %

Net interest margin (taxable-equivalent basis)                       5.05%        4.75%
Efficiency ratio                                                     55.7         58.5

                                               MARCH 31     DECEMBER 31
                                                   1995            1994
PERIOD END
Loans                                           $25,215         $24,556
Allowance for credit losses                         470             475
Assets                                           32,712          34,128
Total shareholders' equity                        2,757           2,612
Common equity to total assets                       8.1%            7.3%
Tier 1 capital ratio                                7.7             7.3

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2)     2
Financial Statements (Item 1):
 Consolidated Balance Sheet                                                                       13
 Consolidated Statement of Income                                                                 14
 Consolidated Statement of Shareholders' Equity                                                   15
 Consolidated Statement of Cash Flows                                                             16
 Notes to Consolidated Financial Statements                                                       17
Selected Statistical Information:
 Consolidated Daily Average Balance Sheet and Related Yields and Rates                            23
PART II -- OTHER INFORMATION
Submission of Matters to a Vote of Security Holders (Item 4)                                      24
Exhibits and Reports on Form 8-K (Item 6)                                                         24
Signature                                                                                         25
Exhibit 11 -- Computation of Primary and Fully Diluted Net Income Per Common Share                26
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges                                   27

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Earnings Summary

First Bank System, Inc. (the "Company") reported first quarter 1995 operating earnings of $133.8 million, an increase of $21.9 million, or 19.6 percent, from the first quarter of 1994. On a per share basis, operating earnings were $.97 in the first quarter of 1995, compared with $.80 in the first quarter of 1994, an increase of 21.3 percent. Reported net income for the first quarters of 1995 and 1994 was $133.8 million and $110.7 million, or $.97 and $.79 per share, respectively.

Return on average assets and return on average common equity in the first quarter of 1995 were 1.66 percent and 21.1 percent, respectively, compared with returns of 1.41 percent and 17.2 percent from continuing operations in the first quarter of 1994. The net interest margin on a taxable-equivalent basis increased 30 basis points from the first quarter of 1994, to 5.05 percent. The efficiency ratio, the ratio of expenses to revenues, was 55.7 percent, an improvement of 282 basis points from 58.5 percent in the first quarter of 1994.

The strong quarterly improvement in net income resulted from loan and fee income growth, ongoing expense control, continued improvement in credit quality and effective capital management. During the first quarter of 1995, net interest income on a taxable-equivalent basis increased $27.3 million, or
8.0 percent, and noninterest income increased $18.2 million, or 11.3 percent, as compared with the first quarter of 1994. The provision for credit losses was essentially unchanged from that of the first quarter of 1994. Noninterest expense for the quarter increased only 3.8 percent over last year, despite the addition of expenses associated with several acquisitions. These included Boulevard Bancorp, Inc. ("Boulevard") and Rocky Mountain Financial Corporation ("Rocky Mountain"), which were both acquired on March 25, 1994, and the corporate trust business of J.P. Morgan, acquired on September 2, 1994. All were accounted for as purchases. Compared with noninterest expense for the first quarter of 1994, adjusted to include the operations of Boulevard, Rocky Mountain and the acquired corporate trust business, on a pro forma basis, noninterest expense for the current quarter declined by $20.4 million, or 6.3 percent.

Nonperforming assets declined $16.6 million, or 7.1 percent, from December 31, 1994, to a level of $215.7 million at March 31, 1995. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 318 percent compared with 283 percent at the end of 1994.

ACQUISITIONS

On January 24, 1995, the Company issued approximately 21.7 million shares to complete its merger with Metropolitan Financial Corporation ("MFC"). At December 31, 1994, MFC had $7.9 billion in assets, $5.5 billion in deposits, and 211 offices, principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. Results for 1994 have been restated to reflect this pooling of interests. Because of regulatory restrictions on nonbanking activities, the Company expects to sell Edina Realty, Inc., MFC's real estate brokerage subsidiary, within two years. Accordingly, the operations of Edina Realty are accounted for as discontinued operations in the accompanying financial statements.


TABLE 1. Summary of Consolidated Income

                                                                         THREE MONTHS ENDED
(Taxable-equivalent basis;                                              MARCH 31     MARCH 31
Dollars in millions, except per share data)                                 1995         1994
Interest income                                                           $629.1       $518.3
Interest expense                                                           262.3        178.8
 Net interest income                                                       366.8        339.5
Provision for credit losses                                                 26.0         26.6
 Net interest income after provision for credit losses                     340.8        312.9
Noninterest income                                                         179.6        161.4
Noninterest expense                                                        304.3        293.1
 Income from continuing operations before income taxes                     216.1        181.2
Taxable-equivalent adjustment                                                3.5          3.7
Income taxes                                                                78.8         65.6
 Income from continuing operations                                         133.8        111.9
Loss from discontinued operations                                             --         (1.2)
 Net income                                                               $133.8       $110.7
Return on average assets                                                    1.66%        1.40%
Return on average common equity                                             21.1         17.0
Net interest margin                                                         5.05         4.75
Efficiency ratio                                                            55.7         58.5
Per share:
Income from continuing operations                                          $0.97        $0.80
Loss from discontinued operations                                             --        (0.01)
 Net income                                                                $0.97        $0.79
Common dividends paid                                                    $0.3625        $0.29


TABLE 2. Line of Business Financial Performance

                                                                                            TRUST AND
                           RETAIL & COMMUNITY                          COMMERCIAL           INVESTMENT          CONSOLIDATED
                                 BANKING          PAYMENT SYSTEMS        BANKING              GROUP                COMPANY
                                                           THREE MONTHS ENDED MARCH 31,
(Dollars in Millions)        1995       1994      1995       1994     1995      1994      1995      1994       1995      1994
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) $259.7     $232.7     $41.1     $46.6     $57.7     $54.3     $ 8.3     $ 5.9     $366.8     $339.5
Provision for credit
 losses                        3.3        9.6      20.3      14.5       2.4       2.5        --        --       26.0       26.6
Noninterest income            53.8       62.1      58.4      41.2      18.0      15.3      49.4      42.8      179.6      161.4
Noninterest expense          192.2      194.9      47.8      40.5      24.1      23.3      40.2      34.4      304.3      293.1
Income taxes and
 taxable-equivalent
 adjustment                   44.9       34.4      12.0      12.6      18.7      16.8       6.7       5.5       82.3       69.3
Income from continuing
 operations                 $ 73.1     $ 55.9     $19.4     $20.2     $30.5     $27.0     $10.8     $ 8.8      133.8      111.9
Loss from discontinued
 operations                                                                                                       --       (1.2)
 Net income                                                                                                   $133.8     $110.7

AVERAGE BALANCE SHEET DATA:
Commercial loans            $5,584     $4,932     $ 643     $ 391    $4,794    $5,141     $  --     $  --    $11,021    $10,464
Consumer loans              11,277     10,856     2,294     1,736        --        --        --        --     13,571     12,592
Assets                      22,141     22,369     3,661     2,671     6,055     6,391       845       728     32,702     32,159
Deposits                    20,854     21,199        32        22     1,768     2,729       921       961     23,575     24,911
Common equity                1,524      1,604       340       288       424       463       243       142      2,531      2,497
Return on average assets*     1.34%      1.01%     2.15%     3.07%     2.04%     1.71%       **        **       1.66%      1.41%
Return on average common
 equity*                      19.5       14.1      23.1      28.4      29.2      23.7      18.0%     25.1%      21.1       17.2
Efficiency ratio              61.3       66.1      48.0      46.1      31.8      33.5      69.7      70.6       55.7       58.5

* From continuing operations
**Not meaningful
Note: Preferred dividends are not allocated to the business lines.


In February 1995, the Company entered into agreements to sell deposits of approximately $960 million and incidental assets associated with 63 former MFC branch locations. These dispositions are expected to close in the second and third quarters of 1995. This portion of MFC's branch network was not part of MFC's core business and was used primarily as a funding source. In 1994, the 63 branches contributed approximately 2 percent of total loans originated and 2.5 percent of noninterest income generated by MFC. The incidental assets, consisting primarily of deposit-related loans and premises and equipment, represent less than 1 percent of MFC's total assets. The operations of these branches were not material to MFC in 1994. The $960 million of deposits will be replaced with other sources of funding.

On March 16, 1995, the Company completed the acquisition of First Western Corporation ("FWC"), a $317 million bank holding company based in Sioux Falls, South Dakota. FWC owned Western Bank, which had nine branches in and around Sioux Falls, South Dakota. The transaction was accounted for as a purchase.

Line of Business Financial Review

Each of the Company's four business lines--Retail and Community Banking, Payment Systems, Commercial Banking, and the Trust and Investment
Group--contributed to the strong financial performance in the first quarter of 1995.

Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1995 certain methodologies changed and 1994 results are presented on a consistent basis.

RETAIL AND COMMUNITY BANKING - Retail and Community Banking, which includes consumer, small business and middle market banking services and residential mortgage lending, achieved strong revenue growth while containing costs. Net income increased 30.8 percent to $73.1 million in the first quarter of 1995 compared with the first quarter of 1994. Return on assets increased to 1.34 percent from 1.01 percent, and return on equity increased to 19.5 percent from
14.1 percent.

The increase in net interest income is attributable to strong home equity loan growth and aggressive small- and middle-market business lending. Noninterest income was down over the prior year quarter primarily due to reduced residential mortgage activity resulting from higher market interest rates. The decrease in the provision for credit losses reflects continuing improvement in credit quality. Noninterest expense improved slightly despite the acquisition of Boulevard and Rocky Mountain on March 25, 1994, reflecting the benefits of integrating recent business combinations including MFC which was integrated within one month of completing the transaction. The efficiency ratio improved to
61.3 percent in the first quarter of 1995 compared with 66.1 percent in the first quarter of 1994.

PAYMENT SYSTEMS - Payment Systems includes consumer credit card, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. This business line reported net earnings of $19.4 million in the first quarter of 1995, down slightly from first quarter of 1994. Return on assets was 2.15 percent compared with 3.07 percent in the first quarter of 1994. Return on equity was 23.1 percent compared with 28.4 percent for the same quarter in the previous year.

Net interest income decreased due to lower interest rates earned on retail credit cards, consistent with recent rate competitiveness in the industry, and increased Corporate Card activity. The increase in fee-based noninterest income is attributable to growth in the sales volume of the Corporate Card, the Purchasing Card, the Northwest Airlines WorldPerks credit card, and merchant processing. The increase in the provision for credit losses reflects growth in the loan portfolio and a significant increase in sales volume. Noninterest expense increased due to the initial investment expenses associated with the expanded automated teller machines ("ATM") network. Net earnings from this business line are expected to be stronger in the remaining quarters of 1995 as the ATM network's transaction volume increases and the seasonal retail credit card activity increases. Payment Systems continues to be cost effective as measured by its efficiency ratios of 48.0 percent in the first quarter of 1995 and 46.1 percent in the first quarter of 1994. Excluding initial investment expenses incurred with the ATM network the efficiency ratio was essentially flat year over year.

COMMERCIAL BANKING - Commercial Banking, which provides lending, treasury management, and other financial services to middle market, large corporate and mortgage banking companies, contributed net earnings of $30.5 million in the first quarter of 1995, a 13.0 percent increase over the first quarter of 1994. Return on assets rose to 2.04 percent in the first quarter of 1995 from 1.71 percent in the same quarter a year ago.

The earnings increase reflects continuing strong performance in both net interest income and noninterest income as well as ongoing credit quality and expense control. Commercial Banking's average loans, excluding loans to mortgage banking companies, increased $655 million, or 18.2 percent, from the first quarter of 1994. The decline in deposits relates to less activity in the mortgage banking sector. The efficiency ratio improved to 31.8 percent in the first quarter of 1995 compared with 33.5 percent in the first quarter of 1994.

TRUST AND INVESTMENT GROUP - The Trust and Investment Group, which includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company, reported an earnings increase of
22.7 percent in the first quarter of 1995 compared with the first quarter of 1994. The return on average common equity was 18.0 percent in the first quarter of 1995 and 25.1 percent in the first quarter of the prior year.

The current quarter's net earnings increased over the first quarter of 1994 primarily due to recent acquisitions, including J.P. Morgan and Boulevard. Stronger noninterest income is due to growth in Corporate Trust and investment sales and management fees as well as recent acquisitions. Although the recent acquisitions have improved net earnings, the return on equity reflects increased investment in recent acquisitions. The efficiency ratio was 69.7 percent in the first quarter compared with 70.6 percent in the first quarter of 1994, reflecting the effective integration of acquisitions and revenue growth.



TABLE 3. Analysis of Net Interest Income

                                                                                       THREE MONTHS ENDED
                                                                                       MARCH 31     MARCH 31
(Dollars in millions)                                                                      1995         1994
Net interest income (taxable-equivalent basis)                                           $366.8       $339.5
Average balances of earning assets supported by:
 Interest-bearing liabilities                                                           $23,534      $21,897
 Noninterest-bearing liabilities                                                          5,932        7,073
Total earning assets                                                                    $29,466      $28,970
Average yields and weighted average rates (taxable-equivalent basis):
 Earning assets yield                                                                      8.66%        7.26%
 Rate paid on interest-bearing liabilities                                                 4.52         3.31
Gross interest margin                                                                      4.14%        3.95%
Net interest margin                                                                        5.05%        4.75%
Net interest margin without taxable-equivalent increments                                  5.00%        4.70%

Income Statement Analysis

NET INTEREST INCOME - Net interest income on a taxable-equivalent basis was $366.8 million in the first quarter of 1995, an increase of $27.3 million, or
8.0 percent, from the first quarter of 1994. The improvement in net interest income reflects increases in average loan yields and average loan balances. The average yield on loans in the first quarter was 9.06 percent, or 139 basis points higher than the yield of 7.67 percent in the first quarter of last year, reflecting increases in the Company's average reference rate during 1994 and the increasing proportion of higher-yielding consumer loans. The effect of the increase in average yields on loans more than offset the impact of higher rates paid on interest-bearing liabilities; the average of these rates was 4.52 percent in the first quarter, or 121 basis points higher than for the same period of 1994. Average loans totaled $24.6 billion in the first quarter of 1995, an increase of $1.5 billion, or 6.7 percent, reflecting growth in both nonmortgage consumer and commercial loans (including loans acquired with Boulevard and Rocky Mountain) partially offset by decreases in the balance of loans to mortgage bankers and residential mortgage loans. Excluding these mortgage-related balances and the effect of Boulevard and Rocky Mountain loans, average loans for the quarter increased $2.3 billion, or 14.4 percent, over the same quarter in 1994, reflecting strong growth in small business and middle market loans, credit cards, and home equity loans. The decline in nonperforming assets also contributed to the growth in net interest income.

The net interest margin on a taxable-equivalent basis was 5.05 percent in the first quarter of 1995, an increase of 30 basis points from 4.75 percent in the first quarter of 1994. The increase in the net interest margin from a year ago results from both a shift in the mix of earning assets from lower margin securities and residential mortgage-related loan balances to higher yielding consumer and commercial loans, and a widening of the spread between earning assets and interest-bearing liabilities that repriced during the period.

PROVISION FOR CREDIT LOSSES - The provision for credit losses was $26.0 million in the first quarter of 1995, essentially unchanged from the level in the first quarter of 1994. Total net charge-offs of $32.1 million also were essentially unchanged from the total of $31.3 million for the same quarter a year ago. The allowance for credit losses was $470.4 million at March 31, 1995, down slightly from $474.7 million at December 31, 1994. Reserve coverage remains strong as the ratio of the allowance for credit losses to nonperforming loans increased to 318 percent at quarter-end compared with 283 percent at the end of 1994.

NONINTEREST INCOME - Noninterest income in the first quarter of 1995 was $179.6 million, an increase of $18.2 million, or 11.3 percent, from the first quarter last year, reflecting growth in credit card and trust fees. Credit card fees increased $15.6 million, or 43.3 percent, from the prior year quarter, reflecting higher sales volumes for Corporate Card, Purchasing Card, and the Northwest Airlines WorldPerks credit card. Trust fees were up over the first quarter of 1994 by $3.2 million, or 8.3 percent, reflecting growth in corporate trust fees, including fees attributable to the September 1994 J.P. Morgan corporate trust unit acquisition. Insurance commissions were higher this quarter because of increased commission income on annuity sales.

NONINTEREST EXPENSE - Noninterest expense was $304.3 million in the first quarter of 1995, an increase of $11.2 million, or 3.8 percent, from first quarter of 1994. The increase reflects the addition of Boulevard, Rocky Mountain and the J.P. Morgan corporate trust acquisition. Compared with noninterest expense for the first quarter of 1994, adjusted to include the expenses of these acquisitions on a pro forma basis, noninterest expense for the first quarter of 1995 declined by $20.4 million, or 6.3 percent. This decline reflects the benefits of integrating recent business combinations, including MFC which was integrated within one month of closing the transaction. The Company's efficiency ratio, the measure of expenses to revenues, improved to 55.7 percent for the quarter from 58.5 percent for the same quarter a year ago.

TABLE 4. Noninterest Income

                                                         THREE MONTHS ENDED
                                                         MARCH 31     MARCH 31
(Dollars in millions)                                        1995         1994
Credit card fees                                            $51.6        $36.0
Trust fees                                                   41.7         38.5
Service charges on deposit accounts                          32.1         32.2
Insurance commissions                                         6.3          5.8
Trading account profits and commissions                       3.2          2.7
Other                                                        44.7         46.2
 Total noninterest income                                  $179.6       $161.4

TABLE 5. Noninterest Expense

                                                                              THREE MONTHS ENDED
                                                                              MARCH 31     MARCH 31
(Dollars in millions, except per employee data)                                   1995         1994
Salaries                                                                        $112.1       $106.5
Employee benefits                                                                 28.5         27.3
 Total personnel expense                                                         140.6        133.8
Net occupancy                                                                     25.7         25.5
Furniture and equipment                                                           23.5         21.4
Amortization of goodwill and other intangible assets                              14.1         10.7
FDIC insurance                                                                    13.6         14.6
Advertising                                                                        6.3          9.5
Other personnel costs                                                              7.6          8.6
Professional services                                                              6.6          7.5
Data processing                                                                    4.3          4.9
Printing, stationery and supplies                                                  4.8          5.7
Postage                                                                            5.9          5.8
Telephone                                                                          5.8          6.2
Other real estate                                                                   --          0.9
Other                                                                             45.5         38.0
 Total noninterest expense                                                      $304.3       $293.1
Efficiency ratio*                                                                 55.7%        58.5%
Quarterly average number of employees (full-time equivalents)                   13,874       14,406
Annualized personnel expense per employee                                      $40,536      $37,151

*Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.

Total salaries and benefits expense for the first quarter of 1995 increased $6.8 million, or 5.1 percent, from the first quarter of 1994, primarily due to acquisitions in 1994. Average full-time equivalent employees decreased by 10.3 percent, to 13,874 in the first quarter of 1995, compared with 15,459 (including the employees of Boulevard, Rocky Mountain and the J.P Morgan trust business, on a pro forma basis) for the first quarter of 1994. The increase in net occupancy and furniture and equipment expense for the current quarter, compared with the first quarter of 1994, also was the result of acquisitions. Advertising expense decreased $3.2 million, or 33.7 percent, over the 1994 level, reflecting efficiencies realized from the overlap of MFC's and the Company's geographic markets. Compared with the same period of 1994, amortization of goodwill and intangibles expense for the first quarter increased by $3.4 million, or 31.8 percent, due to recent acquisitions.

PROVISION FOR INCOME TAXES - The provision for income taxes was $78.8 million in the first quarter of 1995, compared with $65.6 million in the first quarter of 1994. The increase primarily results from a higher level of taxable income.

At March 31, 1995, the Company's net deferred tax asset was $312.8 million, compared with $363.0 million at December 31, 1994. For further information regarding income taxes, refer to Note H on page 20.

Balance Sheet Analysis

LOANS - On an aggregate basis, the Company's loan portfolio increased $659 million, or 2.7 percent, to $25.2 billion at March 31, 1995, from $24.6 billion at December 31, 1994. An increase of $942 million primarily in the commercial, automobile, and home equity and second mortgage portfolios was offset by a $283 million decrease in loans to mortgage bankers and residential mortgages.

Commercial. The Company's portfolio of commercial loans totaled $7.8 billion at March 31, 1995, up $828 million from December 31, 1994. The increase over prior quarter reflects growth in small business and middle-market business lending and in the Payment Systems balances associated with corporate and purchasing cards.

Financial Institutions. The portfolio of loans to financial institutions totaled $.6 billion at March 31, 1995, a decrease of $228 million from the $.8 billion balance at December 31, 1994. The decrease from December 31, 1994, is attributable to cyclical activity in the Company's secured loans to mortgage banking firms. The mortgage banking firms' loan volume decreased due to a decline in refinancing activity in response to a rise in market interest rates.

Commercial Real Estate. The Company's portfolio of commercial real estate mortgages and construction loans grew approximately $51 million during the first quarter of 1995, to $2.8 billion at March 31, 1995. The Company is seeing increased activity in commercial real estate loans as market prices stabilize and vacant space declines, allowing more projects to meet the Company's stringent credit standards.

Highly Leveraged Transactions. The Company's exposure to commercial loans involving the buyout, recapitalization or acquisition of an existing business, called highly leveraged transactions ("HLTs"), remains at relatively low levels. At March 31, 1995, the Company had HLT outstandings totaling $348 million and was committed under definitive agreements to lend an additional amount of approximately $202 million. This exposure increased from December 31, 1994, when outstandings were $283 million and additional commitments were $179 million. The increase in HLT originations is consistent with industry and economic trends. The Company continues to have vigorous underwriting criteria and monitoring procedures for HLT lending.

Consumer. Total consumer loan outstandings were $13.6 billion at March 31, 1995, essentially unchanged from December 31, 1994. A $159 million increase, primarily in home equity and second mortgages and automobile loans, was offset by a $216 million decrease in residential mortgage loans, residential mortgage loans held for sale, and credit card loans. Home equity and second mortgages increased primarily due to successful promotions, and automobile loans increased due to growth in indirect auto loans. The reduction in residential mortgage loans is the result of management's decision to focus on other consumer loan products. Residential mortgage loans held for sale declined primarily due to fewer housing starts and refinancings as a result of rising market interest rates. The decrease in credit cards reflects seasonal fluctuations.

ALLOWANCE FOR CREDIT LOSSES - At March 31, 1995, the allowance for credit losses was $470.4 million, compared with an allowance of $474.7 million at December 31, 1994. The ratio of the allowance for credit losses to nonperforming loans increased to 318 percent at March 31, 1995, from 283 percent at December 31, 1994. For further information on the allowance for credit losses, refer to "Credit Management" on page 9.

SECURITIES - At March 31, 1995, securities were $3.5 billion compared with $5.2 billion at December 31, 1994, reflecting the sale of $1.56 billion of securities in connection with the Company's interest rate risk management process.

Trading and other short-term earning assets were $344 million at March 31, 1995, compared with $576 million at December 31, 1994. The decrease is primarily the result of the decline in federal funds sold and resale agreements to $253 million at March 31, 1995, from $471 million at December 31, 1994.

DEPOSITS - Noninterest-bearing deposits were $5.3 billion at March 31, 1995, down $.6 billion from December 31, 1994. The decrease in noninterest-bearing deposits results from reduced loan production at mortgage banking firm customers which generate noninterest-bearing deposits.

Interest-bearing deposits include certificates of deposit, savings certificates, money market accounts, other savings accounts, and interest checking products. These deposits were $18.1 billion at March 31, 1995, essentially unchanged from December 31, 1994.

TABLE 6. Summary of Allowance for Credit Losses

                                                                   THREE MONTHS ENDED
                                                                   MARCH 31     MARCH 31
(Dollars in millions)                                                  1995         1994
Balance at beginning of period                                       $474.7       $466.1
CHARGE-OFFS:
 Commercial:
  Commercial                                                            4.6         11.4
  Financial institutions                                                 --           --
  Real estate:
   Commercial mortgage                                                  7.5          9.8
   Construction                                                          --           --
  HLTs                                                                   --          3.1
    Total commercial                                                   12.1         24.3
 Consumer:
  Residential mortgage                                                  1.1          1.2
  Credit card                                                          23.0         16.7
  Other                                                                15.5         12.1
    Total consumer                                                     39.6         30.0
    Total                                                              51.7         54.3
RECOVERIES:
 Commercial:
  Commercial                                                            7.8          9.6
  Financial institutions                                                0.1          0.1
  Real estate:
   Commercial mortgage                                                  2.3          3.5
   Construction                                                          --          0.2
  HLTs                                                                  2.4          4.0
    Total commercial                                                   12.6         17.4
 Consumer:
  Residential mortgage                                                  0.3          0.1
  Credit card                                                           2.7          2.2
  Other                                                                 4.0          3.3
    Total consumer                                                      7.0          5.6
    Total                                                              19.6         23.0
NET CHARGE-OFFS:
 Commercial:
  Commercial                                                           (3.2)         1.8
  Financial institutions                                               (0.1)        (0.1)
  Real estate:
   Commercial mortgage                                                  5.2          6.3
   Construction                                                          --         (0.2)
  HLTs                                                                 (2.4)        (0.9)
    Total commercial                                                   (0.5)         6.9
 Consumer:
  Residential mortgage                                                  0.8          1.1
  Credit card                                                          20.3         14.5
  Other                                                                11.5          8.8
    Total consumer                                                     32.6         24.4
    Total                                                              32.1         31.3
Provision charged to operating expense                                 26.0         26.6
Additions related to acquisitions                                       1.8         23.9
Balance at end of period                                             $470.4       $485.3
Allowance as a percentage of period-end loans                          1.87%        2.04%
Allowance as a percentage of nonperforming loans                        318          238
Allowance as a percentage of nonperforming assets                       218          153

BORROWINGS - Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $2.9 billion at March 31, 1995, down from $3.5 billion at the end of 1994. The decrease is primarily due to repayment of approximately $400 million of securities sold under agreements to repurchase. Intermediate- and long-term debt declined to $2.5 billion at March 31, 1995, from $2.7 billion at December 31, 1994 due to maturities.


TABLE 7. Nonperforming Assets

                                                                           MARCH 31     DECEMBER 31
(Dollars in millions)                                                          1995            1994
Nonaccrual loans                                                             $148.0          $167.8
Restructured loans                                                              0.1             0.1
 Nonperforming loans                                                          148.1           167.9
Other real estate                                                              63.7            64.0
Other nonperforming assets                                                      3.9             0.4
 Nonperforming assets                                                        $215.7          $232.3
Accruing loans 90 days or more past due                                       $34.4           $26.0
Nonperforming loans to total loans                                             0.59 %          0.68 %
Nonperforming assets to total loans plus other real estate                     0.85            0.94

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

In evaluating credit risk, the Company takes into consideration the composition of its loan portfolio; its level of allowance coverage; macroeconomic concerns, such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions, and regional economic conditions; and other issues. The Company's primary operating region includes Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, Iowa, Kansas, Nebraska, Wyoming, and Illinois. Approximately 80 percent of the loan portfolio consists of extensions of credit to customers in the Company's primary operating region.

ANALYSIS OF NET LOAN CHARGE-OFFS - Net loan charge-offs totaled $32.1 million in the first quarter of 1995, essentially unchanged from the first quarter of 1994. Commercial loan net recoveries for the quarter were $.5 million, compared with net charge-offs of $6.9 million in the first quarter of 1994, reflecting continued improvement in the credit quality of this portfolio. Consumer loan net charge-offs increased $8.2 million, or 33.6 percent, from the first quarter of 1994, commensurate with the growth in the balance of nonmortgage consumer loans and sales volume activity in credit card products over the past year.

ANALYSIS OF NONPERFORMING ASSETS - Nonperforming assets include all nonaccrual, impaired, and restructured loans, other real estate and other nonperforming assets owned by the Company. At March 31, 1995, nonperforming assets totaled $215.7 million, down $16.6 million, or 7.1 percent, from December 31, 1994. The ratio of nonperforming assets to loans and other real estate improved to .85 percent at March 31, 1995, from .94 percent at December 31, 1994. Significant decreases occurred in the categories of nonperforming HLT and commercial loans, primarily as the result of loan repayments.

TABLE 8. Nonperforming Assets by Industry

                                              MARCH 31     DECEMBER 31
(Dollars in millions)                             1995            1994
COMMERCIAL:
 Commercial                                      $19.9           $26.6
 Real estate:
  Commercial mortgage                             69.1            71.0
  Construction                                     2.5             1.6
 HLTs                                              1.8             9.9
  Total commercial                                93.3           109.1
CONSUMER:
 Residential mortgage                             41.9            43.5
 Credit card                                      10.2             9.9
 Other                                             2.7             5.4
  Total consumer                                  54.8            58.8
  Total nonperforming loans                      148.1           167.9
OTHER REAL ESTATE                                 63.7            64.0
OTHER NONPERFORMING ASSETS                         3.9             0.4
  Total nonperforming assets                    $215.7          $232.3


TABLE 9. Interest Rate Swap Hedging Portfolio Notional Balances and Yields by
         Maturity Date

At March 31, 1995 (Dollars in millions)
                                                                            WEIGHTED          WEIGHTED
                                                                             AVERAGE           AVERAGE
Receive Fixed Swaps*                                      NOTIONAL     INTEREST RATE     INTEREST RATE
Maturity Date                                               AMOUNT          RECEIVED              PAID
1995 (remaining nine months)                                  $345              7.79%             6.27%
1996                                                           433              7.96              6.13
1997                                                           275              6.42              6.15
1998                                                           406              5.93              6.18
1999                                                           575              6.88              6.27
After 1999**                                                   675              6.89              6.23
Total                                                       $2,709              6.98%             6.21%

* At March 31, 1995, the Company does not have any swaps in its portfolio which requires it to pay fixed-rate interest.
**At March 31, 1995, all swaps with a maturity after 1999 hedge fixed-rate subordinated notes.

Interest Rate Risk Management

The Company's principal objective for interest rate risk management is to control the exposure of net interest income to risks associated with interest rate movements. The Company uses derivative financial instruments ("derivatives") to hedge on-balance sheet items and, to a lesser extent, in connection with intermediated transactions for customers. The market risk on intermediated transactions is limited by entering into generally matching or offsetting positions. The Company does not enter into derivative contracts for speculative purposes.

Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis which measures the difference between assets and liabilities that reprice in a given time period, simulation modeling which produces projections of net interest income under various interest rate scenarios and balance sheet strategies, and valuation modeling which measures the economic value of various components of the balance sheet under various interest rate scenarios. The significant assumptions used in these analyses include rate sensitivities, prepayment risks, and the timing of changes in prime and deposit rates compared with changes in money market rates.

Including the effect of interest rate swaps, futures, options and other hedging instruments, the Company had a cumulative positive repricing gap position at one year of $102 million at March 31, 1995, indicating that more assets than liabilities reprice within that period. While this analysis is useful as a point-in-time measurement of interest rate risk, there are certain risks that the repricing gap position does not capture, such as basis risk, prepayment risk, and other option risks. Due to these limitations, management places a greater reliance on simulation and valuation modeling to measure and manage interest rate risk.

The Company's policy is to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk over a 12-month period assuming an immediate and sustained 100-basis point change in interest rates. The Company invests in fixed rate assets or receives the fixed rate payment on interest rate swaps as a hedge to maintain acceptable interest rate risk levels.

The derivatives the Company uses to achieve its hedging objectives are primarily interest rate swaps, caps, and floors. As of March 31, 1995, the Company received payments on $2.7 billion notional amount of interest rate swap agreements, based on fixed interest rates, and made payments based on variable interest rates. These swaps had an average fixed rate of 6.98 percent and an average variable rate, which is tied to various LIBOR rates, of 6.21 percent. The maturity of these agreements ranged from one month to
9.6 years with an average remaining maturity of 3.9 years.

Swaps contributed to the Company's net interest margin by reducing interest expense $4.5 million and $25.6 million for the quarters ended March 31, 1995, and 1994, respectively.

Interest rate caps and floors are used similarly by the Company to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased as of March 31, 1995, was $200 million with a strike level of 3-month LIBOR at 6.00 percent. The premium on caps is amortized over the life of the cap. The impact of caps on interest income was not material for the quarters ended March 31, 1995, or March 31, 1994. The total notional amount of floor agreements purchased as of March 31, 1995, was $950 million with an average strike level of 3-month LIBOR at 3.50 percent and an average remaining maturity of 2.7 years. Floors did not materially affect interest income for the quarters ended March 31, 1995, or March 31, 1994.


TABLE 10. Capital Ratios

                                                       MARCH 31     DECEMBER 31
(Dollars in millions)                                      1995            1994
Common equity                                            $2,651          $2,494
 As a percent of assets                                     8.1%            7.3%
Tangible common equity*                                  $2,225          $2,082
 As a percent of assets                                     6.9%            6.2%
Total shareholders' equity                               $2,757          $2,612
 As a percent of assets                                     8.4%            7.7%
Tier 1 capital                                           $2,219          $2,052
 As a percent of risk-adjusted assets                       7.7%            7.3%
Total risk-based capital                                 $3,405          $3,227
 As a percent of risk-adjusted assets                      11.8%           11.4%
Leverage ratio                                              6.9             6.2

*Defined as common equity less goodwill


Forward contracts, totaling $200 million at March 31, 1995, hedged the interest rate risk of the fixed rate mortgage loans originated and held for sale by the Company's mortgage subsidiary. The Company enters into foreign currency commitments primarily as an intermediary for customers. The Company manages its credit risk on derivative contracts through counterparty and credit limit approvals and monitoring credit concentration risks. Refer to
Note I on page 21 for further information on interest rate swaps and options.

Liquidity Management

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for managing these needs while achieving the Company's financial objectives. ALCO meets regularly to review funding capacity, current and forecasted loan demand and investment opportunities. With this information, ALCO supervises funding needs, excess funding positions and maintenance of contingent funding sources to achieve a balance sheet structure that provides sufficient liquidity.

Capital Management

The ratio of common equity to assets increased 80 basis points from December 31, 1994, to 8.1 percent at March 31, 1995. Common equity per share was $19.58 at March 31, 1995, compared with $18.63 at December 31, 1994. Total equity to assets was 8.4 percent at March 31, 1995, up from 7.7 percent at December 31, 1994. The increases are primarily due to earnings retention and improvement in the market value of available-for-sale securities.

Tier 1 and total risk-based capital ratios were 7.7 percent and 11.8 percent on March 31, 1995, compared with 7.3 percent and 11.4 percent at December 31, 1994, respectively. The leverage ratio, the measure of Tier 1 capital to total quarterly average assets, also increased to 6.9 percent from 6.2 percent at the end of 1994.

On January 18, 1995, and February 15, 1995, the Board of Directors authorized repurchase programs of two million and 14 million shares of common stock, respectively. The two million share authorization is intended to provide shares for stock purchase and option plans and for the purchase acquisition of First Western Corporation. One million shares were repurchased and subsequently reissued in the first quarter for these purposes. The 14 million share authorization is intended to allow the Company to buy back shares in connection with the future excess capital retention expected over the next two years and is predicated upon such excess capital, as well as for stock purchase and option plans. No shares have been repurchased under this authorization at March 31, 1995.

Accounting Changes

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the effective interest rate of the loan, or the observable market price or the fair value of a collateral dependent loan. This differs from the Company's prior policy in that it requires the establishment of a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The Statement also requires the reclassification of in-substance foreclosures from other real estate to nonperforming loans for all periods if the Company has not taken possession of the collateral. The adoption of SFAS 114 did not have a material effect on the Company.

The Financial Accounting Standards Board recently issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values. The Statement is effective for fiscal years ending after December 15, 1995. The adoption of SFAS 121 is not expected to have a material effect on the Company.

                          CONSOLIDATED BALANCE SHEET

                                                                                     MARCH 31 DECEMBER 31
(In millions, except shares)                                                             1995        1994
ASSETS
Cash and due from banks                                                              $  1,598    $  1,707
Federal funds sold                                                                         26         135
Securities purchased under agreements to resell                                           227         336
Trading account securities                                                                 90          77
Available-for-sale securities                                                           3,535       5,185
Loans                                                                                  25,215      24,556
 Less allowance for credit losses                                                         470         475
 Net loans                                                                             24,745      24,081
Bank premises and equipment                                                               475         479
Interest receivable                                                                       185         198
Customers' liability on acceptances                                                       189         178
Other assets                                                                            1,642       1,752
  Total assets                                                                       $ 32,712    $ 34,128
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                                 $  5,346    $  5,933
 Interest-bearing                                                                      18,131      18,323
  Total deposits                                                                       23,477      24,256
Federal funds purchased                                                                 1,839       1,630
Securities sold under agreements to repurchase                                            440         938
Other short-term funds borrowed                                                           650         955
Long-term debt                                                                          2,542       2,684
Acceptances outstanding                                                                   189         178
Other liabilities                                                                         818         875
  Total liabilities                                                                    29,955      31,516
Shareholders' equity:
 Preferred stock                                                                          106         118
 Common stock, par value $1.25 a share-authorized 200,000,000 shares; issued:
  3/31/95 - 135,424,331 shares; 12/31/94 - 134,599,409 shares                             169         168
 Capital surplus                                                                          868         866
 Retained earnings                                                                      1,671       1,593
 Unrealized loss on securities, net of tax                                                (57)       (106)
 Less cost of common stock in treasury: 3/31/95 - 2,976 shares; 12/31/94 - 767,000
   shares                                                                                  --         (27)
  Total shareholders' equity                                                            2,757       2,612
  Total liabilities and shareholders' equity                                         $ 32,712    $ 34,128

                       CONSOLIDATED STATEMENT OF INCOME


                                                                            THREE MONTHS ENDED
                                                                           MARCH 31        MARCH 31
(In millions, except per share data)                                           1995            1994
INTEREST INCOME
Loans                                                                        $547.2          $433.7
Securities:
 Taxable                                                                       66.5            71.2
 Exempt from federal income taxes                                               2.8             3.0
Other interest income                                                           9.1             6.7
  Total interest income                                                       625.6           514.6
INTEREST EXPENSE
Deposits                                                                      178.4           136.9
Federal funds purchased and repurchase agreements                              30.9             9.7
Other short-term funds borrowed                                                10.1             6.3
Long-term debt                                                                 42.9            25.9
  Total interest expense                                                      262.3           178.8
Net interest income                                                           363.3           335.8
Provision for credit losses                                                    26.0            26.6
Net interest income after provision for credit losses                         337.3           309.2
NONINTEREST INCOME
Credit card fees                                                               51.6            36.0
Trust fees                                                                     41.7            38.5
Service charges on deposit accounts                                            32.1            32.2
Insurance commissions                                                           6.3             5.8
Other                                                                          47.9            48.9
  Total noninterest income                                                    179.6           161.4
NONINTEREST EXPENSE
Salaries                                                                      112.1           106.5
Employee benefits                                                              28.5            27.3
Net occupancy                                                                  25.7            25.5
Furniture and equipment                                                        23.5            21.4
Amortization of goodwill and other intangible assets                           14.1            10.7
FDIC insurance                                                                 13.6            14.6
Advertising                                                                     6.3             9.5
Other personnel costs                                                           7.6             8.6
Professional services                                                           6.6             7.5
Data processing                                                                 4.3             4.9
Other real estate                                                                --             0.9
Other                                                                          62.0            55.7
  Total noninterest expense                                                   304.3           293.1
Income from continuing operations before income taxes                         212.6           177.5
Applicable income taxes                                                        78.8            65.6
Income from continuing operations                                             133.8           111.9
Loss from discontinued operations                                                --            (1.2)
Net income                                                                   $133.8          $110.7
Net income applicable to common equity                                       $131.9          $104.8
EARNINGS PER COMMON SHARE
Average common and common equivalent shares                             135,545,733     132,349,979
Income from continuing operations                                              $.97            $.80
Loss from discontinued operations                                                --           $(.01)
Net income                                                                     $.97            $.79

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                            UNREALIZED
                                                                                          GAINS/(LOSSES)
                                       COMMON                                                  ON
                                       SHARES     PREFERRED  COMMON    CAPITAL   RETAINED  SECURITIES,  TREASURY
(In millions, except shares)         OUTSTANDING*   STOCK    STOCK     SURPLUS   EARNINGS  NET OF TAXES STOCK**    TOTAL
BALANCE DECEMBER 31, 1993            130,408,480   $278.1    $169.8    $852.2    $1,575.4    $  38.0   $(169.4)   $2,744.1
Net Income                                                                          110.7                            110.7
Dividends declared:
 Preferred                                                                           (5.9)                            (5.9)
 Common                                                                             (38.1)                           (38.1)
Purchase of treasury  stock             (860,812)              (0.5)     (8.6)                           (14.8)      (23.9)
Acquisition of Boulevard Bancorp,
 Inc. for common stock, warrants,
 and stock options                     6,227,649                1.9      54.9                            149.4       206.2
Other business acquisitions              526,000                                     (8.1)                16.2         8.1
Issuance of common stock:
 Dividend reinvestment                    51,070                                                           1.6         1.6
 Stock option and stock purchase
  plans                                  283,692                0.1       2.7        (3.1)                 3.8         3.5
 Stock warrants exercised                 23,437                          0.1                                          0.1
Redemption of preferred stock                      (160.0)                           (7.0)                          (167.0)
Change in unrealized
 gains/(losses)                                                                                (57.4)                (57.4)
BALANCE MARCH 31, 1994               136,659,516    118.1     171.3     901.3     1,623.9      (19.4)    (13.2)    2,782.0
BALANCE DECEMBER 31, 1994            133,832,409   $118.1    $168.3    $865.8    $1,592.8    $(106.4)   $(26.7)   $2,611.9
Net Income                                                                          133.8                            133.8
Dividends declared:
 Preferred                                                                           (1.9)                            (1.9)
 Common                                                                             (48.6)                           (48.6)
Purchase of treasury stock            (1,040,475)                                                        (39.7)      (39.7)
Business acquisitions                  1,619,998                0.3       4.3                             52.4        57.0
Issuance of common stock:
 Dividend reinvestment                    57,142                          0.1                              2.1         2.2
 Stock option and stock purchase
  plans                                  926,355                0.7      (2.0)       (3.7)                10.9         5.9
 Stock warrants exercised                 25,926                                     (0.7)                 0.9         0.2
Redemption of preferred stock                       (12.2)                           (1.0)                           (13.2)
Change in unrealized
 gains/(losses)                                                                                 49.8                  49.8
BALANCE MARCH 31, 1995               135,421,355   $105.9    $169.3    $868.2    $1,670.7    $ (56.6)   $ (0.1)   $2,757.4

* Defined as total common shares less common stock held in treasury. **Ending treasury shares were 2,976 at March 31, 1995; 767,000 at December
  31, 1994; 398,337 at March 31, 1994; and 5,391,883 at December 31, 1993.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                     THREE MONTHS ENDED
                                                                                                     MARCH 31     MARCH 31
(In millions)                                                                                            1995         1994
OPERATING ACTIVITIES
Net income                                                                                             $133.8       $110.7
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses                                                                             26.0         26.6
 Depreciation and amortization of bank premises and equipment                                            19.6         17.8
 Provision for deferred income taxes                                                                     22.3         14.7
 Amortization of goodwill and other intangible assets                                                    14.1         10.7
 Amortization and write-downs of loan servicing related intangibles                                       3.4          9.3
 Write-downs of other real estate                                                                         0.3          0.6
 Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
   Increase in trading account securities                                                               (13.0)        (5.2)
   (Increase) decrease in loans held for sale                                                           (24.2)       598.9
   Decrease (increase) in accrued receivables                                                            25.2        (30.3)
   Decrease in accrued liabilities                                                                      (10.3)       (58.9)
 Other - net                                                                                              0.7        (16.0)
   Net cash provided by operating activities                                                            197.9        678.9
INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks                                                                    28.9         31.7
 Loans outstanding                                                                                     (445.6)       394.5
 Securities purchased under agreements to resell                                                        109.6         37.9
Available-for-sale securities:
 Sales                                                                                                1,739.7        318.5
 Maturities                                                                                             172.0        539.5
 Purchases                                                                                             (138.5)      (722.1)
Investment securities:
 Maturities                                                                                                --        113.4
 Purchases                                                                                                 --       (233.4)
Proceeds from sales/repayments of other real estate                                                      10.5         22.2
Proceeds from sales of bank premises and equipment                                                        1.8          2.1
Purchases of bank premises and equipment                                                                (16.3)       (13.2)
Purchases of loans                                                                                       (1.0)      (467.0)
Cash and cash equivalents of acquired subsidiaries                                                       16.3         72.8
Business acquisitions, net of cash received                                                                --        (49.8)
Other - net                                                                                               1.0          8.4
  Net cash provided by investing activities                                                           1,478.4         55.5
FINANCING ACTIVITIES
Net cash provided (used) by:
 Deposits                                                                                            (1,042.5)    (1,600.1)
 Federal funds purchased and securities sold under agreements to repurchase                            (288.7)         1.1
 Short-term borrowings                                                                                 (442.3)       (63.8)
Purchases of deposits                                                                                      --         11.1
Long-term debt transactions:
 Proceeds                                                                                                  --        532.0
 Principal payments                                                                                     (25.4)      (196.8)
Redemption of preferred stock                                                                           (13.2)        (0.9)
Proceeds from dividend reinvestment, stock option, and stock purchase plans                               8.1          5.1
Purchase of treasury stock                                                                              (39.7)       (23.9)
Stock warrants exercised                                                                                  0.2          0.1
Cash dividends                                                                                          (50.5)       (44.0)
  Net cash used by financing activities                                                              (1,894.0)    (1,380.1)
  Change in cash and cash equivalents                                                                  (217.7)      (645.7)
Cash and cash equivalents at beginning of period                                                      1,841.9      2,798.6
  Cash and cash equivalents at end of period                                                         $1,624.2     $2,152.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the Company's Current Report on Form 8-K filed March 3, 1995, which includes a copy of the Company's restated consolidated financial statements and footnotes for the year ended December 31, 1994, which give effect to the acquisition of Metropolitan Financial Corporation, as discussed in Note C below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE B. Accounting Changes

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - In January 1995, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." The adoption of this Statement, which did not have a material effect on the Company, requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the loan's effective interest rate, or the observable market price or the fair value of a collateral dependent loan. Accordingly, the Company established a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. In addition, in-substance foreclosures, where the Company has not taken possession of the collateral, were reclassified from other real estate to nonperforming loans for all periods.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF - The Financial Accounting Standards Board recently issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values. The Statement is effective for fiscal years ending after December 15, 1995. The adoption of SFAS 121 is not expected to have a material effect on the Company.

NOTE C. Business Combinations and Discontinued Operations

METROPOLITAN FINANCIAL CORPORATION - Effective December 23, 1994, the Company received all regulatory approvals on the previously announced merger with Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. On January 24, 1995, the Company issued approximately 21.7 million shares to complete the transaction. As of December 31, 1994, MFC had approximately $7.9 billion in assets, $5.5 billion in deposits and 211 offices principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company used the pooling of interests method to account for the transaction.
Accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the accounts and operations of MFC. The operations of Edina Realty, Inc., MFC's real estate brokerage subsidiary, are accounted for as discontinued operations because the Company expects to sell the subsidiary within two years to comply with regulations which restrict nonbanking activities.

Operating results of the Company and MFC for the three months ended March 31, 1994, prior to restatement are:

                                                          THREE MONTHS ENDED
(In millions)                                                 MARCH 31, 1994
The Company
 Net interest income                                                  $281.3
 Net income                                                             98.5
MFC
 Net interest income                                                    54.5
 Loss from discontinued operations                                      (1.2)
 Net income                                                             12.2
Combined
 Net interest income                                                   335.8
 Loss from discontinued operations                                      (1.2)
 Net income                                                            110.7

BOULEVARD BANCORP, INC. - On March 25, 1994, the Company completed the acquisition of Boulevard Bancorp, Inc. ("Boulevard"), a $1.6 billion commercial bank holding company headquartered in Chicago, Illinois, which was accounted for as a purchase. Under the terms of the purchase agreement, 6.2 million shares of the Company's common stock were issued and Boulevard's outstanding stock options and warrants were converted into stock options and warrants for the Company's common stock, at the same conversion rate. The Company bought back existing shares of its common stock approximately equal to the number of shares issued at the time of closing of the Boulevard acquisition. The results of operations of Boulevard are included in the Company's Consolidated Statement of Income since the date of acquisition.

The following pro forma operating results of the Company assume that the Boulevard acquisition had occurred on January 1, 1994. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results, principally amortization of intangibles.

                                                              THREE MONTHS ENDED
(In millions, except per-share amounts)                           MARCH 31, 1994
Net interest income                                                       $347.8
Loss from discontinued operations                                           (1.2)
Net income                                                                  94.6
Net income per share                                                         .64

The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

OTHER ACQUISITIONS - On March 16, 1995, the Company completed the acquisition of First Western Corporation, parent company of Western Bank, with $317 million in assets and nine branches in and around Sioux Falls, South Dakota. On March 25, 1994, the Company completed the acquisition of Rocky Mountain Financial Corporation, a $537 million savings bank holding company located in Cheyenne, Wyoming. Both of these acquisitions were accounted for as purchases.

NOTE D. Securities

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                   MARCH 31, 1995         DECEMBER 31, 1994
                                  AMORTIZED      FAIR     AMORTIZED      FAIR
(In millions)                          COST     VALUE          COST     VALUE
U.S. Treasury                        $1,004      $971        $1,177    $1,113
Mortgage-backed
securities                            1,945     1,877         3,400     3,297
Other U.S. agencies                     236       230           333       323
State and political                     178       183           178       181
Other                                   263       274           269       271
 Total                               $3,626    $3,535        $5,357    $5,185

NOTE E. Loans

The composition of the loan portfolio was as follows:


                                                   MARCH 31     DECEMBER 31
(In millions)                                          1995            1994
COMMERCIAL:
 Commercial                                          $7,830          $7,002
 Financial institutions                                 559             787
 Real estate:
  Commercial mortgage                                 2,461           2,454
  Construction                                          374             330
 HLTs                                                   348             283
   Total commercial loans                            11,572          10,856
CONSUMER:
 Residential mortgage                                 5,060           5,098
 Residential mortgage held for sale                     180             197
 Home equity and second mortgage                      2,505           2,453
 Credit card                                          2,248           2,409
 Automobile                                           1,837           1,770
 Revolving credit                                       737             725
 Installment                                            699             712
 Student loans held for sale                            377             336
   Total consumer loans                              13,643          13,700
   Total loans                                      $25,215         $24,556

At March 31, 1995, the recorded investment in loans considered impaired under SFAS 114 was $93 million, which was included in nonaccrual loans. Of this amount, $3 million was measured using the present value of expected future cash flows, $82 million using the fair value of the loans' collateral, and $8 million was below the Company's threshold for valuing individual loans. The carrying value of the impaired loans was greater than or equal to the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended March 31, 1995, the average recorded investment in impaired loans was approximately $101 million. No interest income was recognized on these impaired loans during the quarter.

NOTE F. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                       MARCH 31    DECEMBER 31
(In millions)                                                              1995           1994
Floating-rate subordinated capital notes - due November 29, 1996           $150           $150
Fixed-rate 8.25% subordinated notes - due October 1, 1999                    86             86
Fixed-rate 6.625% subordinated notes - due May 15, 2003                     100            100
Fixed-rate 6.00% subordinated notes - due October 15, 2003                  100            100
Fixed-rate 7.55% subordinated notes - due June 15, 2004                     100            100
Fixed-rate 8.00% subordinated notes - due July 2, 2004                      125            125
Fixed-rate 8.35% subordinated notes - due November 1, 2004                  100            100
Step-up subordinated notes - due August 15, 2005                            100            100
Floating-rate subordinated notes - due November 30, 2010                    107            107
Federal Home Loan Bank advances                                             971          1,088
Medium-term notes (6.125% to 9.89%) - maturities to November 1997           492            514
Other                                                                       111            114
  Total                                                                  $2,542         $2,684

NOTE G. Shareholders' Equity

On January 18, 1995, and February 15, 1995, the Board of Directors authorized repurchase programs of two million and 14 million shares of common stock, respectively. The two million share authorization is intended to provide shares for stock purchase and option plans and for the purchase acquisition of First Western Corporation. One million shares were repurchased and subsequently reissued in the first quarter for these purposes. The 14 million share authorization is intended to allow the Company to buy back shares in connection with the future excess capital retention expected over the next two years and is predicated upon such excess capital, as well as for stock purchase and option plans. No shares have been repurchased under this authorization at March 31, 1995.

On January 19, 1994, the Board of Directors authorized the redemption of the 1989A and 1989B series of preferred stock. This redemption is reflected in the March 31, 1994, capital ratios.

NOTE H. Income Taxes

The components of income tax expense were:

                                            THREE MONTHS ENDED
                                          MARCH 31    MARCH 31
(In millions)                                 1995        1994
FEDERAL:
 Current tax                                 $52.8       $41.6
 Deferred tax provision                       18.3        13.9
  Federal income tax                          71.1        55.5
STATE:
 Current tax                                   3.7         9.3
 Deferred tax provision                        4.0         0.8
  State income tax                             7.7        10.1
Total income tax provision                   $78.8       $65.6

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                              THREE MONTHS ENDED
                                                            MARCH 31    MARCH 31
(In millions)                                                   1995        1994
Tax at statutory rate (35%)                                    $74.4       $62.1
State income tax, net of federal tax benefit                     5.0         6.5
Tax effect of:
 Tax-exempt interest:
  Loans                                                         (1.3)       (1.4)
  Securities                                                    (1.0)       (1.0)
 Amortization of goodwill                                        3.4         1.9
 Other items                                                    (1.7)       (2.5)
Applicable income taxes                                        $78.8       $65.6

At March 31, 1995, the Company's net deferred tax asset was $312.8 million, compared with $363.0 million at December 31, 1994.

NOTE I. Commitments, Contingent Liabilities and Off-Balance Sheet Financial Instruments

The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its interest rate risk. The contract or notional amounts of these financial instruments were as follows:

                                                                   MARCH 31    DECEMBER 31
(In millions)                                                          1995           1994
Commitments to extend credit:
 Commercial                                                          $6,507         $7,006
 Corporate and purchasing cards                                       3,740          3,210
 Consumer credit card                                                 8,609          7,875
 Other consumer                                                       2,736          2,628
Letters of Credit:
 Standby                                                              1,325          1,321
 Commercial                                                             164            175
Interest rate swap contracts:
 Hedge                                                                2,709          2,674
 Intermediated                                                          127            127
Interest rate options contracts:
 Hedge interest rate floors purchased                                   950            950
 Hedge interest rate caps purchased                                     200            250
 Intermediated interest rate caps and floors purchased                  121            127
 Intermediated interest rate caps and floors written                    121            127
Liquidity support guarantees and forward and option contracts           353            338
Foreign currency commitments:
 Commitments to purchase                                              1,062            941
 Commitments to sell                                                  1,062            941
Mortgages sold with recourse                                            306            312
Commitment to sell loans                                                780            935

The Company enters into interest rate swap contracts to hedge its balance sheet for risks caused by fluctuations in interest rates and as an intermediary for customers. Activity for the three months ending March 31, 1995, with respect to interest rate swaps which the Company uses to hedge medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, and savings certificates was as follows:

(In millions)
Notional amount outstanding at December 31, 1994               $2,674
Additions                                                         150
Maturities                                                        115
 Notional amount outstanding at March 31, 1995                 $2,709

For interest rate swaps designated as hedges, the weighted average interest rates to be paid were 6.21 percent and 6.09 percent at March 31, 1995, and December 31, 1994, respectively. At these same dates, the weighted average interest rates to be received were 6.98 percent and 6.91 percent. The Company is a receiver of fixed and payer of floating on all hedges as of March 31, 1995. The amortization of deferred gains and losses increased net interest income by $.4 million in the first quarter of 1995 and decreased net interest income by $.3 million in the first quarter of 1994. Net unamortized deferred gains and losses were $6.0 million at March 31, 1995. The Company will amortize these gains and losses through the year 2000. Interest rate floors totaling $950 million with an average remaining maturity of 2.7 years at March 31, 1995, and 3.0 years at December 31, 1994, hedged floating rate commercial loans. For interest rate floors designated as hedges, the strike rate ranged from 3.25 to 4.0 at March 31, 1995, and December 31, 1994. At March 31, 1995, the total notional amount of caps purchased was $200 million with a strike level of 3-month LIBOR at 6.00 percent. The total notional amount of caps purchased at December 31, 1994, was $250 million with an average strike level of 3-month LIBOR at 6.10 percent.

NOTE J. Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET - Time certificates of deposit in denominations of $100,000 or more totaled $1,240 million and $1,318 million at March 31, 1995, and December 31, 1994, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS - Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
(In millions)                                                        1995         1994
Income taxes paid                                                 $  36.9    $    10.7
Interest paid                                                       244.0        185.0
Net noncash transfers to foreclosed property                          8.8          8.8
Noncash transfer to other liabilities resulting
 from notification to shareholders of preferred stock redemption       --        166.1
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $30.8 in 1995 and $32.6 in 1994         49.8        (57.4)
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                            $    --    $   529.0
 Liabilities assumed                                                   --       (479.2)
  Net                                                             $    --    $    49.8
Stock acquisitions of businesses:
 Fair value of noncash assets acquired                            $ 329.3    $ 1,674.0
 Net cash acquired                                                   16.3         72.8
 Liabilities assumed                                               (288.6)    (1,540.6)
  Net value of common stock issued                                $  57.0    $   206.2

    CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES


                                                              1995                                 1994

                                                                                                                           % CHANGE
                                                                           INTEREST                         INTEREST        AVERAGE
                                                                             YIELDS                           YIELDS        BALANCE
For the three months ended March 31                                             AND                              AND       INCREASE
(In millions)                                    BALANCE     INTEREST         RATES     BALANCE  INTEREST      RATES     (DECREASE)
ASSETS
Securities:
 U.S. Treasury                                   $ 1,065       $ 16.2          6.17%    $ 1,676    $ 21.8       5.28%        (36.5)%
 Mortgage-backed securities                        2,464         41.6          6.85       2,759      41.9       6.16         (10.7)
 State & political subdivisions                      175          4.6         10.66         193       5.0      10.51          (9.3)
 U.S. agencies and other                             551          8.3          6.11         430       5.8       5.47          28.1
  Total securities                                 4,255         70.7          6.74       5,058      74.5       5.97         (15.9)
  Unrealized gain/(loss) on
    available-for-sale securities                   (138)                                    51
   Net securities                                  4,117                                  5,109
Trading account securities                            82          1.1          5.44          64        .6       3.80          28.1
Federal funds sold and resale agreements             311          4.6          6.00         547       4.3       3.19         (43.1)
Loans:
 Commercial:
  Commercial                                       7,496        165.1          8.93       6,253     105.6       6.85          19.9
  Financial institutions                             724          6.9          3.87       1,715      11.7       2.77         (57.8)
  Real estate:
   Commercial mortgage                             2,444         51.5          8.55       2,262      45.7       8.19           8.0
   Construction                                      357          8.2          9.32         234       4.2       7.28          52.6
   Total commercial                               11,021        231.7          8.53      10,464     167.2       6.48           5.3
 Consumer:
  Residential mortgage                             5,069         96.1          7.69       5,312      98.5       7.52          (4.6)
  Residential mortgage held for sale                 174          3.5          8.16         680      11.2       6.68         (74.4)
  Home equity and second mortgage                  2,445         56.7          9.40       1,954      38.8       8.05          25.1
  Credit card                                      2,294         71.5         12.64       1,736      56.2      13.13          32.1
  Other                                            3,589         89.7         10.14       2,910      64.0       8.92          23.3
   Total consumer                                 13,571        317.5          9.49      12,592     268.7       8.65           7.8
   Total loans                                    24,592        549.2          9.06      23,056     435.9       7.67           6.7
 Allowance for credit losses                         478                                    480                                (.4)
  Net loans                                       24,114                                 22,576                                6.8
Other earning assets                                 226          3.5          6.28         245       3.0       4.97          (7.8)
   Total earning assets*                          29,466        629.1          8.66      28,970     518.3       7.26           1.7
Cash and due from banks                            1,677                                  1,718                               (2.4)
Other assets                                       2,175                                  1,900                               14.5
   Total assets                                  $32,702                                $32,159                                1.7%
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                     $5,511                                 $6,669                              (17.4)%
 Interest-bearing deposits:
  Interest checking                                2,967         12.4          1.69       3,087      10.4       1.37          (3.9)
  Money market accounts                            3,739         34.3          3.72       4,161      25.1       2.45         (10.1)
  Other savings accounts                           1,933         12.2          2.56       1,937      10.9       2.28           (.2)
  Savings certificates                             8,347        102.3          4.97       7,638      71.0       3.77           9.3
  Certificates over $100,000                       1,078         17.2          6.47       1,419      19.5       5.57         (24.0)
   Total interest-bearing deposits                18,064        178.4          4.01      18,242     136.9       3.04          (1.0)
Short-term borrowings                              2,801         41.0          5.94       1,682      16.0       3.86          66.5
Long-term debt                                     2,669         42.9          6.52       1,973      25.9       5.32          35.3
   Total interest-bearing liabilities             23,534        262.3          4.52      21,897     178.8       3.31           7.5
Other liabilities                                  1,020                                    875                               16.6
Preferred equity                                     106                                    221                              (52.0)
Common equity                                      2,623                                  2,467                                6.3
Unrealized gain/(loss) on available-for-sale
 securities, net of taxes                            (92)                                    30                             (406.7)
   Total liabilities and shareholders' equity    $32,702                                $32,159                                1.7%
Net interest income                                            $366.8                              $339.5
Gross interest margin                                                          4.14%                            3.95%
Gross interest margin without taxable-
 equivalent increments                                                         4.09%                            3,89%
Net interest margin                                                            5.05%                            4.75%
Net interest margin without taxable-
 equivalent increments                                                         5.00%                            4.70%




Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized gain/(loss) on available-for-sale securities.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - The 66th Annual Meeting of Shareholders of First Bank System, Inc. was held on Wednesday, April 26, 1995, at the Minneapolis Convention Center. John F. Grundhofer, Chairman, President and Chief Executive Officer, presided.

The holders of 115,834,705 shares of common stock, 87 percent of the 133,374,350 outstanding shares entitled to vote, were represented at the meeting in person or by proxy. The candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms expiring at the 1998 annual shareholders' meeting. The tabulation for each nominee for office is listed in the table below.

The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1995, was approved. The proposal to amend the Company's 1991 Stock Incentive Plan to provide for an increase in the number of stock options automatically granted at the date of each Annual Meeting of Stockholders and to provide for the grant of certain "reload" options to nonemployee directors was approved. The 1995 Executive Incentive Plan was approved.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                                 NUMBER OF SHARES

                                                           IN FAVOR                 WITHHELD
Election of Class III Directors:
    John F. Grundhofer                                  115,329,085                  505,620
    Delbert W. Johnson                                  115,344,781                  489,924
    John H. Kareken                                     115,321,271                  513,434
    Kenneth A. Macke                                    115,289,206                  545,499

                                                           IN FAVOR                  AGAINST    ABSTAINED  NON VOTE
Other Matters:
 Ratification of appointment of Ernst & Young LLP
   as independent auditors                              115,232,026                  328,008      274,671       --
 Amendments to 1991 Stock Incentive Plan                 94,668,524               19,965,192    1,200,989       --
 Approval of 1995 Executive Incentive Plan              107,074,303                7,622,647    1,137,755       --

For a copy of the meeting minutes, please write to the Office of the Secretary, First Bank System, P.O. Box 522, Minneapolis, Minnesota 55480.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) EXHIBITS

10A First Bank System, Inc. 1991 Stock Incentive Plan, as amended*
10B First Bank System, Inc. 1995 Executive Incentive Plan*
10C First Bank System, Inc. Nonqualified Supplemental Executive Retirement
    Plan, as amended*
11 Computation of Primary and Fully Diluted Net Income Per Common Share
12 Computation of Ratio of Earnings to Fixed Charges
27 Article 9 Financial Data Schedule*

(b) REPORTS ON FORM 8-K

During the three months ended March 31, 1995, the Company filed the following reports on Form 8-K:

     Form 8-K/A filed February 13, 1995, amending the Form 8-K filed on August 5, 1994, to include revised pro forma financial information.

     Form 8-K filed March 3, 1995, which includes the Company's restated consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended
     December 31, 1994, to give effect to the acquisition of Metropolitan Financial Corporation.

     Form 8-K/A filed on March 7, 1995, amending the Form 8-K filed on March 3, 1995, which was originally filed with a technical EDGAR error.

*Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANK SYSTEM, INC.
/s/ DAVID J. PARRIN
By: David J. Parrin
Senior Vice President & Controller
(Chief Accounting Officer and Duly Authorized Officer)

May 12, 1995

First Bank System
P.O. BOX 522
MINNEAPOLIS, MINNESOTA
55480
First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

                            SHAREHOLDER INQUIRIES

STOCK AND DIVIDEND INFORMATION
FOR MATTERS RELATED SPECIFICALLY TO FIRST BANK SYSTEM STOCK RECORDS OR DIVIDEND PAYMENTS, CONTACT THE OFFICE OF THE CORPORATE SECRETARY, (612) 973-0334.

DIVIDEND REINVESTMENT

FOR INFORMATION REGARDING FIRST BANK SYSTEM'S DIVIDEND REINVESTMENT PLAN, CONTACT FIRST CHICAGO TRUST COMPANY OF NEW YORK, P.O. BOX 13531, NEWARK, NEW JERSEY 07188-0001, (800) 446-2617.

FINANCIAL INFORMATION

FOR FURTHER INFORMATION CONTACT JOHN DANIELSON, SENIOR VICE PRESIDENT, (612) 973-2261, OR KARIN GLASGOW, ASSISTANT VICE PRESIDENT, (612) 973-2264.