Form 10-Q
period 1995-06-30
FIRST BANK SYSTEM INC
filed 1995-08-11
CIK 36104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                                YES _X_   NO ___

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding as of July 31, 1995
Common Stock, $1.25 Par Value                           132,813,960 shares


                               FINANCIAL SUMMARY

                                                            Three Months Ended    Six Months Ended
                                                            June 30    June 30   June 30    June 30
(Dollars In Millions, Except Per Share Amounts)                1995       1994      1995       1994
Income from continuing operations                            $137.9     $115.5    $271.7     $227.4
Discontinued operations                                          --        1.6        --         .4

Net income                                                   $137.9     $117.1    $271.7     $227.8

PER COMMON SHARE

Income from continuing operations                             $1.00       $.82     $1.97      $1.62
Discontinued operations                                          --        .01        --        .01

Net income                                                    $1.00       $.83     $1.97      $1.63

Dividends paid                                               $.3625       $.29     $.725       $.58
Common shareholders' equity                                   20.33      19.42

RETURN ON AVERAGE ASSETS

Income from continuing operations                              1.68%      1.36%     1.67%      1.39%
Discontinued operations                                          --        .02        --         --

Return on average assets                                       1.68%      1.38%     1.67%      1.39%

RETURN ON AVERAGE COMMON EQUITY

Income from continuing operations                              20.4%      17.4%     20.8%      17.3%
Discontinued operations                                          --         .2        --         --

Return on average common equity                                20.4%      17.6%     20.8%      17.3%

Net interest margin (taxable-equivalent basis)                 4.93%      4.68%     4.99%      4.71%
Efficiency ratio                                               54.9       58.8      55.3       58.7


                                          June 30    December 31
                                             1995           1994
PERIOD END
Loans                                     $25,699        $24,556
Allowance for credit losses                   467            475
Assets                                     33,456         34,128
Total shareholders' equity                  2,817          2,612
Common equity to total assets                 8.1%           7.3%
Tier 1 capital ratio                          7.7            7.3



TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2)                                     2
Financial Statements (Item 1):
 Consolidated Balance Sheet                                            13
 Consolidated Statement of Income                                      14
 Consolidated Statement of Shareholders' Equity                        15
 Consolidated Statement of Cash Flows                                  16
 Notes to Consolidated Financial Statements                            17
Selected Statistical Information:
 Consolidated Daily Average Balance Sheet and Related Yields
  and Rates (Three Months Ended)                                       23
 Consolidated Daily Average Balance Sheet and Related Yields
  and Rates (Six Months Ended)                                         24

PART II -- OTHER INFORMATION

Exhibits and Reports on Form 8-K (Item 6)                              25
Signature                                                              25
Exhibit 11 -- Computation of Primary and Fully Diluted
 Net Income Per Common Share                                           26
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges        27
Exhibit 27 -- Article 9 Financial Data Schedule                       *28

*Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Earnings Summary

First Bank System, Inc.'s (the "Company") second quarter 1995 earnings were $137.9 million, an increase of $20.8 million, or 17.8 percent, from the second quarter of 1994. On a per share basis, earnings increased 20.5 percent to $1.00, compared with $.83 for the year-earlier quarter. The Company's first half 1995 earnings were $271.7 million, or $1.97 per share, compared with $227.8 million, or $1.63 per share, in the first half of 1994.

Return on average assets and return on average common equity in the second quarter of 1995 were 1.68 percent and 20.4 percent, respectively, compared with
1.38 percent and 17.6 percent in the second quarter of 1994. The net interest margin on a taxable-equivalent basis strengthened 25 basis points from the second quarter of 1994, to 4.93 percent. The efficiency ratio, the ratio of expenses to revenues, continued to improve, to 54.9 percent from 58.8 percent for the second quarter of 1994.

Stronger second quarter net income resulted from increased fee revenue, led by credit card fees, and effective expense control. Noninterest income increased $23.9 million, or 14.4 percent, while noninterest expense decreased $4.8 million, or 1.6 percent, as compared with the second quarter of 1994. An increase in net interest income on a taxable-equivalent basis of $5.2 million, or 1.5 percent, also contributed to the improved results for the second quarter of 1995. Net interest income was up slightly over last year, primarily because increased average loan yields and balances offset lower total earning assets and higher rates paid on deposits and borrowings. The provision for credit losses was up $1.0 million, or 3.8 percent, from the level of second quarter 1994.

Nonperforming assets declined $57.6 million, or 24.8 percent, from December 31, 1994, to $174.7 million at June 30, 1995. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 388 percent compared with 283 percent at the end of 1994.

TABLE 1.
Summary of Consolidated Income

                                                                    Three Months Ended
(Taxable-equivalent Basis;                                           June 30    June 30
Dollars In Millions, Except Per Share Data)                             1995       1994
Interest income                                                       $643.4     $565.1
Interest expense                                                       280.4      207.3
 Net interest income                                                   363.0      357.8
Provision for credit losses                                             27.0       26.0
 Net interest income after provision for credit losses                 336.0      331.8
Noninterest income                                                     189.7      165.8
Noninterest expense                                                    303.2      308.0
 Income from continuing operations before income taxes                 222.5      189.6
Taxable-equivalent adjustment                                            3.5        3.9
Income taxes                                                            81.1       70.2
 Income from continuing operations                                     137.9      115.5
Income from discontinued operations                                       --        1.6
 Net income                                                           $137.9     $117.1
Return on average assets                                                1.68%      1.38%
Return on average common equity                                         20.4       17.6
Net interest margin                                                     4.93       4.68
Efficiency ratio                                                        54.9       58.8
Per share:
Income from continuing operations                                      $1.00       $.82
Income from discontinued operations                                       --        .01
 Net income                                                            $1.00       $.83
Common dividends paid                                                 $.3625       $.29



Acquisitions

On August 7, 1995, the Company announced that it had signed a purchase agreement to acquire FirsTier Financial, Inc. ("FirsTier"), a regional financial services holding company based in Omaha, Nebraska. As of June 30, 1995, FirsTier had approximately $3.6 billion in assets, $2.8 billion in deposits and operated 63 offices in Nebraska and Iowa. Subject to the completion of due diligence and shareholder and regulatory approvals, the Company will exchange .8829 shares of FBS common stock for each common share of FirsTier, resulting in a per share price of $38. The aggregate purchase price for the transaction is approximately $700 million. The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 1996.

On June 26, 1995, the Company announced that it had signed agreements to acquire two commercial bank holding companies, Midwestern Services, Inc. and Southwest Holdings, Inc., both of Omaha, Nebraska. Together, the two subsidiary banks have total assets of $422 million and 12 branches in Omaha. The transactions are expected to close in the fourth quarter of 1995.

Line Of Business Financial Review

Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1995 certain organization and methodology changes were made and 1994 results are presented on a consistent basis.

RETAIL AND COMMUNITY BANKING -- Retail and Community Banking, which includes consumer, small-business and middle-market banking services and residential mortgage lending, maintained strong revenue while reducing costs. Net income increased 33.4 percent in both the second quarter of 1995 and the first six months of 1995 compared with the same periods in 1994. Second quarter return on assets increased to 1.47 percent from 1.00 percent, and return on equity increased to 19.7 percent from 14.0 percent over the same period. Year-to-date profitability ratios showed similar improvement.

The increase in net interest income is attributable to aggressive small- and middle-market business lending and strong home equity loan growth offset by a decrease in residential mortgage loans. Second quarter noninterest income was higher than in the same period of last year primarily as a result of increased income from mortgage banking activities. The decrease in the provision for credit losses reflects continuing improvement in credit quality. Noninterest expense in 1995 improved despite the impact of full period expenses of the purchase acquisitions of Boulevard Bancorp, Inc. and Rocky Mountain Financial Corporation which were acquired on March 25, 1994. The improvement in noninterest expense reflects the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio improved to 57.9 percent in the second quarter and 59.4 percent in the first six months of 1995 from 65.9 percent and 66.1 percent in the same periods in 1994.

PAYMENT SYSTEMS -- Payment Systems includes consumer credit card, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Fee-based noninterest income for Payment Systems increased 30.3 percent in the second quarter and 35.7 percent in the first six months of 1995 compared with the same periods in 1994. The increase was due to growth in the sales volume of the Corporate Card, the Purchasing Card, the FBS WorldPerks Visa Card, and the expanded automated teller machine ("ATM") network. Net interest income decreased due to the change in the loan mix. Average commercial loans, including increased Corporate Card balances, comprised 25.5 percent and 23.7 percent of the portfolio during the second quarter and first six months of 1995, respectively, compared with 19.5 percent and 19.0 percent in the same periods in 1994. The increase in the provision for credit losses reflects growth in the loan portfolio and a significant increase in sales volume. Noninterest expense increased due to the initial investment expenses associated with the expanded ATM network. Payment Systems continues to be cost effective as measured by its efficiency ratios of 51.1 percent in the second quarter of 1995 and 50.4 percent in the first half of 1995.

Net earnings were $19.2 million in the second quarter of 1995, essentially unchanged from second quarter of 1994. Return on assets was 2.04 percent compared with 2.47 percent in the second quarter of 1994. Return on equity was
22.2 percent compared with 24.4 percent for the same quarter in the previous year. Year-to-date net earnings and profitablility ratios reflect the trends in net interest income, provision for credit losses and noninterest expense discussed above.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle market, large corporate and mortgage banking companies. Second quarter return on assets was 1.72 percent compared with 1.77 percent in 1994, and return on equity was 24.5 percent compared with
25.3 percent in 1994. Year-to-date return on assets was 1.88 compared with 1.75 percent in 1994, and return on equity was 26.8 percent compared with 24.5 percent in 1994. Second quarter earnings were essentially unchanged while year-to-date earnings improved compared with the same periods of 1994.

Continuing strong performance in both net interest income and noninterest income as well as ongoing credit quality and expense control contributed to the strong operating results. Commercial Banking's average loans, excluding loans to mortgage banking companies, increased $851 million, or 22.7 percent, from the second quarter of 1994. The $865 million decline in average deposits primarily relates to less activity in the mortgage banking sector. The efficiency ratio remained low at 34.4 percent in the second quarter of 1995 and 32.9 percent in the first half of 1995.


TABLE 2.
Line of Business Financial Performance


                                                                                                Trust and
                                   Retail and Community                     Commercial         Investment     Consolidated
                                        Banking         Payment Systems      Banking             Group           Company

                                                                    THREE MONTHS ENDED JUNE 30,
(Dollars in Millions)                  1995     1994     1995     1994     1995     1994     1995     1994     1995     1994

CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)          $262.3   $259.4    $39.3    $39.6    $53.6    $53.1     $7.8     $5.7   $363.0   $357.8
Provision for credit losses             5.6      8.6     18.9     15.1      2.5      2.3       --       --     27.0     26.0
Noninterest income                     61.6     58.0     62.8     48.2     14.4     14.1     50.9     45.5    189.7    165.8
Noninterest expense                   187.4    209.3     52.2     40.9     23.4     22.1     40.2     35.7    303.2    308.0
Income taxes and taxable-
 equivalent adjustment                 49.8     38.7     11.8     12.5     16.0     16.8      7.0      6.1     84.6     74.1
Income from continuing operations     $81.1    $60.8    $19.2    $19.3    $26.1    $26.0    $11.5     $9.4    137.9    115.5
Income from discontinued operations                                                                              --      1.6
 Net income                                                                                                  $137.9   $117.1

AVERAGE BALANCE SHEET DATA:
Commercial loans                     $5,766   $5,325     $784     $491   $5,049   $4,723      $--      $--  $11,599  $10,539
Consumer loans                       11,473   11,543    2,292    2,023       --       --       --       --   13,765   13,566
Assets                               22,193   24,301    3,776    3,133    6,104    5,880      832      735   32,905   34,049
Deposits                             20,630   21,968       38       24    1,585    2,450      928      883   23,181   25,325
Common equity                         1,652    1,747      347      317      427      412      244      141    2,670    2,617
Return on average assets*              1.47%    1.00%    2.04%    2.47%    1.72%    1.77%      **       **     1.68%    1.36%
Return on average common equity*       19.7     14.0     22.2     24.4     24.5     25.3     18.9%    26.7%    20.4     17.4
Efficiency ratio                       57.9     65.9     51.1     46.6     34.4     32.9     68.5     69.7     54.9     58.8


                                                                     SIX MONTHS ENDED JUNE 30,

CONDENSED INCOME STATEMENT:            1995     1994     1995     1994     1995     1994     1995     1994     1995     1994
Net interest income
 (taxable-equivalent basis)          $521.8   $492.4    $80.4    $85.9   $111.5   $107.4    $16.1    $11.6   $729.8   $697.3
Provision for credit losses             8.9     18.2     39.2     29.6      4.9      4.8       --       --     53.0     52.6
Noninterest income                    115.4    118.0    121.2     89.3     32.4     29.4    100.3     90.5    369.3    327.2
Noninterest expense                   378.5    403.4    101.6     81.4     47.4     45.3     80.0     71.0    607.5    601.1
Income taxes and taxable-
 equivalent adjustment                 95.0     72.8     23.1     24.9     34.9     33.6     13.9     12.1    166.9    143.4
Income from continuing operations    $154.8   $116.0    $37.7    $39.3    $56.7    $53.1    $22.5    $19.0    271.7    227.4
Income from discontinued operations                                                                              --      0.4
 Net income                                                                                                  $271.7   $227.8

AVERAGE BALANCE SHEET DATA:
Commercial loans                     $5,676   $5,128     $713     $441   $4,922   $4,930      $--      $--  $11,311  $10,499
Consumer loans                       11,376   11,207    2,293    1,880       --       --       --       --   13,669   13,087
Assets                               22,165   23,338    3,720    2,906    6,080    6,135      839      731   32,804   33,110
Deposits                             20,740   21,585       35       23    1,676    2,589      925      922   23,376   25,119
Common equity                         1,589    1,677      343      303      426      437      243      141    2,601    2,558
Return on average assets*              1.41%    1.00%    2.04%    2.73%    1.88%    1.75%      **       **     1.67%    1.39%
Return on average common equity*       19.6     13.9     22.2     26.2     26.8     24.5     18.7%    27.2%    20.8     17.3
Efficiency ratio                       59.4     66.1     50.4     46.5     32.9     33.1     68.7     69.5     55.3     58.7


*From continuing operations
**Not meaningful
Note: Preferred dividends are not allocated to the business lines.


TRUST AND INVESTMENT GROUP -- The Trust and Investment Group includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company. Reported earnings increased 22.3 percent in the second quarter and 18.4 percent in the first six months of 1995 compared with the same periods in the prior year. The return on average common equity was
18.9 percent in the second quarter and 18.7 percent in the first half of 1995, down from 26.7 percent and 27.2 percent in the same periods in 1994.

Net earnings in 1995 increased over 1994 primarily due to recent acquisitions, including J.P. Morgan corporate trust and Boulevard. Stronger noninterest income is due to growth in Corporate Trust, investment sales and management fees, as well as the acquisitions. Although the acquisitions have improved net earnings, the return on equity reflects increased investment in these businesses. The efficiency ratio improved to 68.5 percent in the second quarter and 68.7 percent in the first half of 1995 from 69.7 percent in the second quarter and 69.5 percent in the first six months of 1994, reflecting the effective integration of acquisitions and revenue growth.


Income Statement Analysis

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis was $363.0 million in the second quarter of 1995, an increase of $5.2 million, or
1.5 percent, from the second quarter of 1994. The improvement reflects increases in average loan yields and average loan balances. The yield on loans in the second quarter averaged 9.08 percent, or 125 basis points higher than the yield of 7.83 percent in the second quarter of last year, resulting from reference rate increases during the past 12 months. The yield also benefitted from the continuing shift in loan mix from mortgage-related loans to higher yielding consumer and commercial loan balances. Average loans totaled $25.4 billion in the second quarter of 1995, an increase of $1.3 billion, or 5.2 percent, from $24.1 billion in the second quarter of 1994. Solid growth occurred in both nonmortgage consumer and commercial loans, partially offset by decreases in the balance of loans to mortgage bankers and residential mortgage loans. Excluding these mortgage-related balances, average loans for the quarter increased by $2.6 billion, or 15.5 percent, over the same quarter in 1994, as demand for small business and middle-market loans, credit cards, home equity, and other consumer loans remained strong. The decrease of $1.1 billion, or 3.6 percent, in total average earning assets over the second quarter of last year reflects the shrinkage of securities and mortgage-related loan balances.

The average rate paid on interest-bearing liabilities in the second quarter of 1995 was 4.75 percent, or 129 basis points higher than for the same period in 1994, as a result of increases in deposit rates, and to a lesser extent, a shift in mix from deposits to borrowings. Average interest-bearing deposits in the second quarter decreased $1.1 billion, or 6.0 percent, from the second quarter of 1994, reflecting the continued movement of consumer balances into mutual funds, annuities and other investment products. Average noninterest-bearing deposits in the second quarter declined $1.0 billion, or 15.7 percent from the same period of 1994, due primarily to a decline in deposits from customers in the mortgage banking industry.

TABLE 3.
Analysis of Net Interest Income

                                                                                   Three Months Ended
                                                                                    June 30    June 30
(Dollars in Millions)                                                                  1995       1994
Net interest income (taxable-equivalent basis)                                       $363.0     $357.8
Average balances of earning assets supported by:
 Interest-bearing liabilities                                                       $23,699    $24,011
 Noninterest-bearing liabilities                                                      5,860      6,663
Total earning assets                                                                $29,559    $30,674
Average yields and weighted average rates (taxable-equivalent basis):
 Earning assets yield                                                                  8.73%      7.39%
 Rate paid on interest-bearing liabilities                                             4.75       3.46
Gross interest margin                                                                  3.98%      3.93%
Net interest margin                                                                    4.93%      4.68%
Net interest margin without taxable-equivalent increments                              4.88%      4.63%

TABLE 4.
Noninterest Income

                                                     Three Months Ended
                                                      June 30    June 30
(Dollars in Millions)                                    1995       1994

Credit card fees                                        $56.7      $43.5
Trust fees                                               43.0       40.1
Service charges on deposit accounts                      30.3       32.3
Insurance commissions                                     7.0        7.4
Trading account profits and commissions                   2.4        2.2
Other                                                    50.3       40.3
 Total noninterest income                              $189.7     $165.8


The net interest margin on a taxable-equivalent basis was 4.93 percent in the second quarter of 1995, an increase of 25 basis points from 4.68 percent a year earlier. The margin increase results from both a shift in the mix of earning assets, from lower margin securities and residential mortgage-related loan balances to higher yield consumer and commercial loans, and increases in the reference rate on variable rate loans over the past 12 months. These increases were partially offset by an increase in the average rate paid on interest-bearing liabilities.

Compared with the first quarter of this year, net interest income on a taxable-equivalent basis for the second quarter of 1995 decreased $3.8 million, or 1.0 percent. The decline was primarily attributable to higher average costs of interest-bearing deposits, which rose from 4.01 percent in the first quarter to 4.22 percent in the second quarter, and an increase in the balance of short-term borrowings. Competitive pressure also resulted in compression of the spread between the rates charged on loans and the reference rate. The second quarter net interest margin declined to 4.93 percent from 5.05 percent in the first quarter as the average cost of interest-bearing liabilities exceeded the increase in the average yield on earning assets.

PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $27.0 million in the second quarter of 1995, up $1.0 million from the second quarter of 1994. Net charge-offs totaled $29.9 million, down from $31.2 million in the same quarter a year ago. Commercial loan net recoveries for the quarter were $2.7 million, compared with net charge-offs of $7.8 million in the second quarter of 1994. Consumer loan net charge-offs remained flat compared with the first quarter of 1995, but increased $9.2 million, or 39.3 percent, from the second quarter of 1994, reflecting the growth in the balance of nonmortgage consumer loans over the past year.

TABLE 5.
Noninterest Expense

                                                                          Three Months Ended
                                                                           June 30    June 30
(Dollars in Millions, Except Per Employee Data)                               1995       1994

Salaries                                                                    $109.8     $113.2
Employee benefits                                                             25.4       26.9
 Total personnel expense                                                     135.2      140.1
Net occupancy                                                                 24.3       26.4
Furniture and equipment                                                       24.8       22.8
Amortization of goodwill and other intangible assets                          14.2       12.7
FDIC insurance                                                                13.8       15.7
Advertising                                                                    9.2        9.8
Other personnel costs                                                          9.8       10.0
Professional services                                                         10.5        9.5
Data processing                                                                4.4        5.0
Printing, stationery and supplies                                              5.8        5.8
Postage                                                                        5.7        5.6
Telephone                                                                      6.3        6.8
Other                                                                         39.2       37.8
 Total noninterest expense                                                  $303.2     $308.0
Efficiency ratio*                                                             54.9%      58.8%
Quarterly average number of employees (full-time equivalents)               13,237     15,039
Annualized personnel expense per employee                                  $40,855    $37,263


*Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.


The allowance for credit losses was $467.5 million at June 30, 1995, down slightly from $474.7 million at December 31, 1994, and $480.2 million at June 30, 1994. Reserve coverage remains strong as the allowance for credit losses to nonperforming loans ratio increased to 388 percent at quarter-end compared with 283 percent at the end of 1994 and 242 percent at the end of the second quarter a year ago.

NONINTEREST INCOME -- Noninterest income in the second quarter of 1995 was $189.7 million, an increase of $23.9 million, or 14.4 percent, from the second quarter last year, reflecting growth in credit card and trust fees. Credit card fees increased $13.2 million, or 30.3 percent, from the prior year quarter, reflecting higher sales volume for Corporate Card, Purchasing Card, and the FBS WorldPerks Visa Card. Trust fees increased $2.9 million, or 7.2 percent, primarily on growth attributable to the recent J.P. Morgan corporate trust unit acquisition. Other noninterest income growth in the second quarter of 1995 over the same period last year resulted primarily from mortgage banking activities and increased ATM network fees from higher transaction volume.

NONINTEREST EXPENSE -- Ongoing expense control and efficiencies realized through acquisition integration led to further expense reduction. Noninterest expense of $303.2 million for the period declined $4.8 million, or 1.6 percent, from the second quarter of 1994. Noninterest expense for the first half exceeded that of the first six months of 1994 by $6.4 million, or 1.1 percent, reflecting additional expenses associated with purchase acquisitions. Compared with noninterest expense for the same periods of 1994, adjusted to include the expenses of purchase acquisitions on a pro forma basis, noninterest expense for the second quarter and first half of 1995 declined $8.8 million, or 2.8 percent, and $22.7 million, or 3.6 percent, respectively. The Company's efficiency ratio improved to 54.9 percent for the quarter from 58.8 percent for the same quarter a year ago.

Total salaries and benefits expense for the second quarter of 1995 decreased $4.9 million, or 3.5 percent, from the second quarter of 1994. Average full-time equivalent employees decreased 12.0 percent, to 13,237 in the second quarter of 1995, from 15,039 in the second quarter of 1994. The increase in furniture and equipment expense in 1995 was primarily related to ATMs deployed in Circle K convenience stores during 1994 and lobby automation and other equipment associated with the Metropolitan Financial Corporation acquisition. Compared with the second quarter of 1994, amortization of goodwill and intangibles increased $1.5 million, or 11.8 percent, as a result of higher intangible balances relating to recent purchase acquisitions. The $1.9 million, or 12.1 percent, decrease in FDIC insurance expense for the quarter, compared with the same period of last year, was attributable to generally lower deposit levels.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $81.1 million in the second quarter of 1995, compared with $70.2 million in the second quarter of 1994. The increase was primarily the result of a higher level of taxable income.

Balance Sheet Analysis

LOANS -- On an aggregate basis, the Company's loan portfolio increased $1.1 billion, or 4.7 percent, to $25.7 billion at June 30, 1995, from $24.6 billion at December 31, 1994.

COMMERCIAL LENDING. -- The Company's portfolio of commercial loans totaled $7.9 billion at June 30, 1995, up $912 million from December 31, 1994. The increase reflects growth in small-business and middle-market business lending and in the Payment Systems balances associated with Corporate and Purchasing Cards. The Company's portfolios of loans to financial institutions, commercial real estate mortgages and construction loans were relatively unchanged from December 31, 1994.

CONSUMER LENDING. -- Total consumer loan outstandings were $13.9 billion at June 30, 1995, up from $13.7 billion at December 31, 1994. A $327 million increase primarily in home equity and second mortgages and automobile loans was partially offset by a $158 million decrease in residential mortgage loans. Home equity and second mortgages increased primarily due to successful promotions and automobile loans increased due to growth in indirect auto loans.

ALLOWANCE FOR CREDIT LOSSES -- For information on the allowance for credit losses, refer to "Corporate Risk Management-- Credit Management."

SECURITIES -- At June 30, 1995, securities were $3.4 billion compared with $5.2 billion at December 31, 1994, reflecting the sale of $1.56 billion of securities in connection with the Company's interest rate risk management process. Trading securities, federal funds sold, and resale agreements were $629 million at June 30, 1995, compared with $548 million at December 31, 1994. The increase is primarily due to the Company's brokerage subsidiary underwriting U.S. agency securities which added $80 million to trading securities. Future underwritings are not expected to continue at this level.

DEPOSITS -- Noninterest-bearing deposits were $5.7 billion at June 30, 1995, down slightly from $5.9 billion at December 31, 1994. Interest-bearing deposits were $17.1 billion at June 30, 1995, down $1.2 billion from December 31, 1994, reflecting the continuing movement of consumer balances into mutual funds, annuities and other investment products.

TABLE 6.
Summary of Allowance for Credit Losses

                                                               Three Months Ended     Six Months Ended
                                                                June 30    June 30    June 30     June 30
(Dollars in Millions)                                              1995       1994       1995        1994
Balance at beginning of period                                   $470.4     $485.3     $474.7      $466.1

CHARGE-OFFS:
 Commercial:
  Commercial                                                        7.3       22.2       11.9        36.7
  Financial institutions                                             --        1.1         --         1.1
  Real estate:
   Commercial mortgage                                              3.4        3.6       10.9        13.4
   Construction                                                      --        0.1         --         0.1
    Total commercial                                               10.7       27.0       22.8        51.3
 Consumer:
  Residential mortgage                                              0.9        0.9        2.0         2.1
  Credit card                                                      21.9       17.4       44.9        34.1
  Other                                                            20.3       11.7       35.8        23.8
    Total consumer                                                 43.1       30.0       82.7        60.0
    Total                                                          53.8       57.0      105.5       111.3

RECOVERIES:
 Commercial:
  Commercial                                                        8.9       11.1       19.1        24.7
  Financial institutions                                            0.1        0.1        0.2         0.2
  Real estate:
   Commercial mortgage                                              4.3        7.9        6.6        11.4
   Construction                                                     0.1        0.1        0.1         0.3
    Total commercial                                               13.4       19.2       26.0        36.6
 Consumer:
  Residential mortgage                                              0.1        0.3        0.4         0.4
  Credit card                                                       3.0        2.3        5.7         4.5
  Other                                                             7.4        4.0       11.4         7.3
    Total consumer                                                 10.5        6.6       17.5        12.2
    Total                                                          23.9       25.8       43.5        48.8

NET CHARGE-OFFS:
 Commercial:
  Commercial                                                       (1.6)      11.1       (7.2)       12.0
  Financial institutions                                           (0.1)       1.0       (0.2)        0.9
  Real estate:
   Commercial mortgage                                             (0.9)      (4.3)       4.3         2.0
   Construction                                                    (0.1)        --       (0.1)       (0.2)
    Total commercial                                               (2.7)       7.8       (3.2)       14.7
 Consumer:
  Residential mortgage                                              0.8        0.6        1.6         1.7
  Credit card                                                      18.9       15.1       39.2        29.6
  Other                                                            12.9        7.7       24.4        16.5
    Total consumer                                                 32.6       23.4       65.2        47.8
    Total                                                          29.9       31.2       62.0        62.5
Provision charged to operating expense                             27.0       26.0       53.0        52.6
Additions related to acquisitions                                    --        0.1        1.8        24.0

Balance at end of period                                         $467.5     $480.2     $467.5      $480.2

Allowance as a percentage of period-end loans                      1.82%      2.00%
Allowance as a percentage of nonperforming loans                    388        242
Allowance as a percentage of nonperforming assets                   268        168




BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $4.2 billion at June 30, 1995, up from $3.5 billion at the end of 1994. The increase is primarily due to the net issuance of $1.2 billion of notes under the bank note program. The notes have a weighted average interest rate of 6.01 percent and range in original maturities from 34 days to 12 months. Partially offsetting this increase is the $649 million reduction in federal funds purchased and securities sold under agreements to repurchase.

Long-term debt was $2.6 billion at June 30, 1995, relatively unchanged from December 31, 1994. In April 1995, the Company placed $150 million in 7.625 percent subordinated debt in the form of 10-year noncallable notes. The effect of this issuance was more than offset by maturities of other outstanding debt.


Corporate Risk Management

CREDIT MANAGEMENT -- The Company's credit management process includes central credit policy and administration functions and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The Company's credit management process is supported by regular examinations conducted by the credit administration function. Quarterly, management reviews large loans and all loans experiencing deterioration of credit quality. A standard credit scoring system is used to assess consumer credit risks and to price consumer products relative to their assigned risk rating.

In evaluating credit risk, the Company considers the composition of its loan portfolio; its level of allowance coverage; macroeconomic concerns, such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions, and regional economic conditions; and other issues. Approximately 74 percent of the loan portfolio consists of extensions of credit to customers in the Company's primary operating region, which includes Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, Iowa, Kansas, Nebraska, Wyoming, and Illinois.

ANALYSIS OF NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $29.9 million in the second quarter of 1995, down from $31.2 million in the second quarter of 1994. Commercial loan net recoveries for the quarter were $2.7 million, compared with net charge-offs of $7.8 million in the second quarter of 1994, reflecting continued improvement in the credit quality of this portfolio. Consumer loan net charge-offs increased $9.2 million, or 39.3 percent, from the second quarter of 1994, reflecting the growth in the balance of nonmortgage consumer loans and sales volume activity in credit card products.

ANALYSIS OF NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual, impaired, and restructured loans, other real estate and other nonperforming assets owned by the Company. At June 30, 1995, nonperforming assets totaled $174.7 million, down $57.6 million, or 24.8 percent, from December 31, 1994. The ratio of nonperforming assets to loans and other real estate improved to .68 percent at June 30, 1995, from .94 percent at December 31, 1994. Significant decreases occurred in virtually all categories of nonperforming assets.

INTEREST RATE RISK MANAGEMENT -- The Company's principal objective for interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. The Company uses derivative financial instruments ("derivatives") to hedge on-balance sheet items and, to a lesser extent, in connection with intermediated transactions for customers. The Company limits market risk on intermediated transactions by entering into generally matching or offsetting positions. The Company does not enter into derivative contracts for speculative purposes.


TABLE 7.
Nonperforming Assets

                                                                        June 30    December 31
(Dollars in Millions)                                                      1995           1994
Nonaccrual loans                                                         $120.4         $167.8
Restructured loans                                                           .1             .1
 Nonperforming loans                                                      120.5          167.9
Other real estate                                                          50.5           64.0
Other nonperforming assets                                                  3.7             .4
 Nonperforming assets                                                    $174.7         $232.3
Accruing loans 90 days or more past due                                   $37.2          $26.0
Nonperforming loans to total loans                                          .47%           .68%
Nonperforming assets to total loans plus other real estate                  .68            .94


TABLE 8.
Nonperforming Assets by Industry

                                           June 30    December 31
(Dollars in Millions)                         1995           1994

COMMERCIAL:
 Commercial                                  $18.8          $36.5
 Real estate:
  Commercial mortgage                         54.0           71.0
  Construction                                 2.2            1.6
  Total commercial                            75.0          109.1

CONSUMER:
 Residential mortgage                         34.5           43.5
 Credit card                                   8.2            9.9
 Other                                         2.8            5.4
  Total consumer                              45.5           58.8
  Total nonperforming loans                  120.5          167.9

OTHER REAL ESTATE                             50.5           64.0

OTHER NONPERFORMING ASSETS                     3.7             .4
  Total nonperforming assets                $174.7         $232.3


Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis which measures the difference between assets and liabilities that reprice in a given time period, simulation modeling which produces projections of net interest income under various interest rate scenarios and balance sheet strategies, and valuation modeling which measures the economic value of various components of the balance sheet under various interest rate scenarios. The significant assumptions used in these analyses include the amount and timing of changes in prime and deposit rates compared with changes in money market rates, prepayment risks, and volume forecasts.

Including the effect of interest rate swaps, futures, options and other hedging instruments, the Company had a cumulative positive repricing gap position at one year of $864 million at June 30, 1995, indicating that more assets than liabilities reprice within that period. While this analysis is useful as a point-in-time measurement of interest rate risk, there are certain risks that the repricing gap position does not capture, such as basis risk, prepayment risk, and other option risks. Due to these limitations, management relies more on simulation and valuation modeling to measure and manage interest rate risk.

The Company's policy is to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk over a 12-month period assuming an immediate and sustained 100-basis point change in interest rates. The Company invests in fixed rate assets or receives the fixed rate payment on interest rate swaps as a hedge to maintain acceptable interest rate risk levels.

The derivatives the Company uses to achieve its hedging objectives are primarily interest rate swaps, caps, and floors. As of June 30, 1995, the Company received fixed-rate payments on $2.7 billion notional amount of interest rate swap agreements and made payments based on variable interest rates. These swaps had an average fixed rate of 6.95 percent and an average variable rate, which is tied to various LIBOR rates, of 6.10 percent. The maturity of these agreements ranged from two months to 9.9 years with an average remaining maturity of 4.0 years.

Swaps contributed to the Company's net interest margin by reducing interest expense by $4.7 million, and $19.9 million for the quarters ended June 30, 1995, and 1994, respectively.

Interest rate caps and floors are similarly used by the Company to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased as of June 30, 1995, was $200 million with a strike level of 3-month LIBOR at 6.0 percent. The premium on caps is amortized over the life of the cap. The total notional amount of floor agreements purchased as of June 30, 1995, was $950 million with an average strike level of 3-month LIBOR at
3.5 percent and an average remaining maturity of 2.5 years. The impact of caps and floors on interest income was not material for the quarters ended June 30, 1995, and 1994.

Forward contracts, totaling $371 million at June 30, 1995, hedge the interest rate risk of the fixed rate mortgage loans originated and held for sale by the Company's mortgage subsidiary. The Company enters into foreign currency commitments primarily as an intermediary for customers. The Company manages its credit risk on derivative contracts through counterparty and credit limit approvals and monitoring credit concentration risks. Refer to Note I on page 21 for further information on interest rate swaps and options.


TABLE 9.
Interest Rate Swap Hedging Portfolio Notional Balances and Yields by Maturity
Date

At June 30, 1995 (Dollars in Millions)
                                                                        Weighted         Weighted
                                                                         Average          Average
Receive Fixed Swaps*                                   Notional    Interest Rate    Interest Rate
Maturity Date                                            Amount         Received             Paid
1995 (remaining six months)                                $215             7.57%            6.04%
1996                                                        433             7.96             6.05
1997                                                        275             6.42             6.08
1998                                                        406             5.93             6.07
1999                                                        575             6.88             6.20
After 1999**                                                825             6.97             6.11

Total                                                    $2,729             6.95%            6.10%

 * At June 30, 1995, the Company does not have any swaps in its portfolio which requires it to pay fixed-rate interest.
** At June 30, 1995, all swaps with a maturity after 1999 hedge fixed rate subordinated notes.


CAPITAL MANAGEMENT -- The ratio of common equity to assets increased to 8.1 percent at June 30, 1995, from 7.3 percent at December 31, 1994. Common equity per share was $20.33 at June 30, 1995, compared with $18.63 at December 31, 1994. Total equity to assets was 8.4 percent at June 30, 1995, up from 7.7 percent at December 31, 1994. The increases are primarily due to earnings retention and improvement in the market value of available-for-sale securities.

Tier 1 and total risk-based capital ratios were 7.7 percent and 12.2 percent on June 30, 1995, compared with 7.3 percent and 11.4 percent at December 31, 1994, respectively. The leverage ratio, the measure of Tier 1 capital to total quarterly average assets, also increased to 7.0 percent from 6.2 percent at the end of 1994.

On January 18, 1995, and February 15, 1995, the Board of Directors authorized repurchase programs of two million and 14 million shares of common stock, respectively. The two million share authorization, which was intended to provide shares for stock purchase and option plans and for the purchase acquisition of First Western Corporation, was completed during the second quarter. The 14 million share authorization is intended to allow the Company to buy back shares in connection with future excess capital retention expected over the next two years and is predicated upon such excess capital, as well as for stock purchase and option plans. As of June 30, 1995, approximately 3.7 million shares have been repurchased under the two programs, and 1.5 million of these shares have been reissued for the designated purposes.

Accounting Changes

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. ("SFAS") 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" -- SFAS 114, adopted effective January 1, 1995, requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the effective interest rate of the loan, or the observable market price or the fair value of a collateral dependent loan. This differs from the Company's prior policy in that it requires the establishment of a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The Statement also requires the reclassification of in-substance foreclosures from other real estate to nonperforming loans for all periods if the Company has not taken possession of the collateral. The adoption of SFAS 114 did not have a material effect on the Company.


TABLE 10.
Capital Ratios

                                                    June 30    December 31
(Dollars in Millions)                                  1995           1994

Common equity                                        $2,711         $2,494
 As a percent of assets                                 8.1%           7.3%
Tangible common equity*                              $2,295         $2,082
 As a percent of assets                                 6.9%           6.2%
Total shareholders' equity                           $2,817         $2,612
 As a percent of assets                                 8.4%           7.7%
Tier 1 capital                                       $2,250         $2,052
 As a percent of risk-adjusted assets                   7.7%           7.3%
Total risk-based capital                             $3,594         $3,227
 As a percent of risk-adjusted assets                  12.2%          11.4%
Leverage ratio                                          7.0            6.2

*Defined as common equity less goodwill


SFAS 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" -- SFAS 122, issued in May 1995, amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that entities engaged in mortgage banking activities recognize rights to service mortgage loans for others as separate assets, whether those rights are acquired through loan origination activities or through purchase transactions. In addition, a valuation allowance is established for impairment of the mortgage servicing rights based on the predominant risk characteristics of the underlying loans and subsequently adjusted to reflect changes in the fair value of the servicing rights. The Statement applies to fiscal years beginning after December 15, 1995; the adoption of SFAS 122 is not expected to have a material effect on the Company.


CONSOLIDATED BALANCE SHEET

                                                     June 30    December 31
(In Millions, Except Shares)                           1995         1994
                                                    (Unaudited)
ASSETS

Cash and due from banks                               $  1,772    $  1,707
Federal funds sold                                          47         135
Securities purchased under agreements to resell            380         336
Trading account securities                                 202          77
Available-for-sale securities                            3,426       5,185
Loans                                                   25,699      24,556
 Less allowance for credit losses                          467         475
 Net loans                                              25,232      24,081
Bank premises and equipment                                438         479
Interest receivable                                        192         198
Customers' liability on acceptances                        165         178
Other assets                                             1,602       1,752
  Total assets                                        $ 33,456    $ 34,128

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing                                  $  5,749    $  5,933
 Interest-bearing                                       17,100      18,323
  Total deposits                                        22,849      24,256
Federal funds purchased                                  1,539       1,630
Securities sold under agreements to repurchase             380         938
Other short-term funds borrowed                          2,306         955
Long-term debt                                           2,572       2,684
Acceptances outstanding                                    165         178
Other liabilities                                          828         875
  Total liabilities                                     30,639      31,516
Shareholders' equity:
 Preferred stock                                           106         118
 Common stock, par value $1.25 per share-authorized
  200,000,000 shares; issued: 6/30/95-135,632,324
  shares; 12/31/94 - 134,599,409 shares                    169         168
 Capital surplus                                           898         866
 Retained earnings                                       1,746       1,593
 Unrealized loss on securities, net of tax                 (11)       (106)

 Less cost of common stock in treasury: 6/30/95
  2,212,758 shares; 12/31/94 - 767,000 shares              (91)        (27)

  Total shareholders' equity                             2,817       2,612
  Total liabilities and shareholders' equity          $ 33,456    $ 34,128



CONSOLIDATED STATEMENT OF INCOME


                                                                           Three Months Ended            Six Months Ended
(In Millions, Except Per-share Data)                                      June 30       June 30       June 30        June 30
(Unaudited)                                                                  1995          1994          1995           1994
INTEREST INCOME
Loans                                                                      $572.0        $468.3      $1,119.2         $902.0
Securities:
 Taxable                                                                     56.1          81.1         122.6          152.3
 Exempt from federal income taxes                                             2.8           3.1           5.6            6.1
Other interest income                                                         9.0           8.7          18.1           15.4
  Total interest income                                                     639.9         561.2       1,265.5        1,075.8

INTEREST EXPENSE
Deposits                                                                    186.8         144.7         365.2          281.6
Federal funds purchased and repurchase agreements                            31.9          22.3          62.8           32.0
Other short-term funds borrowed                                              19.3           8.4          29.4           14.7
Long-term debt                                                               42.4          31.9          85.3           57.8
  Total interest expense                                                    280.4         207.3         542.7          386.1
Net interest income                                                         359.5         353.9         722.8          689.7
Provision for credit losses                                                  27.0          26.0          53.0           52.6
Net interest income after provision for credit losses                       332.5         327.9         669.8          637.1

NONINTEREST INCOME
Credit card fees                                                             56.7          43.5         108.3           79.5
Trust fees                                                                   43.0          40.1          84.7           78.6
Service charges on deposit accounts                                          30.3          32.3          62.4           64.5
Insurance commissions                                                         7.0           7.4          13.3           13.2
Other                                                                        52.7          42.5         100.6           91.4
  Total noninterest income                                                  189.7         165.8         369.3          327.2

NONINTEREST EXPENSE
Salaries                                                                    109.8         113.2         221.9          219.7
Employee benefits                                                            25.4          26.9          53.9           54.2
Net occupancy                                                                24.3          26.4          50.0           51.9
Furniture and equipment                                                      24.8          22.8          48.3           44.2
Amortization of goodwill and other intangible assets                         14.2          12.7          28.3           23.4
FDIC insurance                                                               13.8          15.7          27.4           30.3
Advertising                                                                   9.2           9.8          15.5           19.3
Other personnel costs                                                         9.8          10.0          17.4           18.6
Professional services                                                        10.5           9.5          17.1           17.0
Data processing                                                               4.4           5.0           8.7            9.9
Other                                                                        57.0          56.0         119.0          112.6
  Total noninterest expense                                                 303.2         308.0         607.5          601.1
Income from continuing operations before income taxes                       219.0         185.7         431.6          363.2
Applicable income taxes                                                      81.1          70.2         159.9          135.8
Income from continuing operations                                           137.9         115.5         271.7          227.4
Income from discontinued operations                                            --           1.6            --             .4
Net income                                                                 $137.9        $117.1        $271.7         $227.8
Net income applicable to common equity                                     $136.0        $114.9        $267.9         $219.7

EARNINGS PER COMMON SHARE
Average common and common equivalent shares                           135,855,386   137,786,300   135,718,099    135,040,640
Income from continuing operations                                           $1.00          $.82         $1.97          $1.62
Income from discontinued operations                                            --           .01            --            .01
Net income                                                                  $1.00          $.83         $1.97          $1.63



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                   Unrealized
                                              Common                                           Gains/(losses)
(In Millions, Except Shares)                  Shares  Preferred   Common   Capital   Retained  On Securities,   Treasury
(Unaudited)                             Outstanding*      Stock    Stock   Surplus   Earnings    Net Of Taxes    Stock**     Total

BALANCE DECEMBER 31, 1993                130,408,480     $278.1   $169.8    $852.2   $1,575.4           $38.0   $(169.4)  $2,744.1

Net Income                                                                              227.8                                227.8
Dividends declared:
 Preferred                                                                               (8.1)                                (8.1)
 Common                                                                                 (77.5)                               (77.5)
Purchase of treasury stock                (3,428,241)                (.6)     (8.9)                              (103.9)    (113.4)
Repurchase of stock warrants                                                  (2.3)                                           (2.3)
Acquisition of Boulevard Bancorp,
 Inc. for common stock,
 warrants, and stock options               6,227,649                 1.9      54.9                                149.4      206.2
Other business combinations                  526,000                                     (8.1)                     16.2        8.1
Issuance of common stock:
 Dividend reinvestment                        95,613                            .2                                  3.1        3.3
 Stock option and stock purchase plans       876,993                  .3       3.7       (9.6)                     19.7       14.1
 Stock warrants exercised                    371,105                  .1        .6       (6.2)                      9.8        4.3
Redemption of preferred stock                            (160.0)                         (7.0)                              (167.0)
Change in unrealized gains/(losses)                                                                     (98.0)               (98.0)

BALANCE JUNE 30, 1994                    135,077,599     $118.1   $171.5    $900.4   $1,686.7          $(60.0)   $(75.1)  $2,741.6

BALANCE DECEMBER 31, 1994                133,832,409     $118.1   $168.3    $865.8   $1,592.8         $(106.4)   $(26.7)  $2,611.9

Net Income                                                                              271.7                                271.7
Dividends declared:
 Preferred                                                                               (3.8)                                (3.8)
 Common                                                                                 (97.4)                               (97.4)
Purchase of treasury stock                (3,684,885)                                                            (148.0)    (148.0)
Business combinations                      1,619,998                  .3       4.3                                 52.4       57.0
Issuance of common stock:
 Dividend reinvestment                       112,723                            .1                                  4.4        4.5
 Stock option and stock purchase plans     1,500,866                  .9      27.7      (15.6)                     25.9       38.9
 Stock warrants exercised                     30,174                                      (.9)                      1.1         .2
Redemption of preferred stock                  8,281      (12.4)                         (1.0)                               (13.4)
Change in unrealized gains/(losses)                                                                      95.9                 95.9

BALANCE JUNE 30, 1995                    133,419,566     $105.7   $169.5    $897.9   $1,745.8          $(10.5)   $(90.9)  $2,817.5


*Defined as total common shares less common stock held in treasury.

**Ending treasury shares were 2,212,758 at June 30, 1995; 767,000 at December 31, 1994; 2,144,277 at June 30, 1994; and 5,391,883 at December 31, 1993.


                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Six Months Ended
                                                                        June 30      June 30
(Unaudited, in Millions)                                                   1995         1994
OPERATING ACTIVITIES
Net income                                                            $   271.7    $   227.8
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for credit losses                                              53.0         52.6
  Depreciation and amortization of bank premises and equipment             39.7         36.8
  Provision for deferred income taxes                                      48.1         30.1
  Amortization of goodwill and other intangible assets                     28.3         23.4
  Amortization and write-downs of loan servicing related intangibles        5.7         18.2
  Changes in operating assets and liabilities, excluding
   the effects of purchase acquisitions:
    Increase in trading account securities                               (103.7)        (3.3)
    (Increase) decrease in loans held for sale                           (154.9)       639.4
    Decrease in accrued receivables                                         5.9         35.6
    Decrease in accrued liabilities                                       (60.3)       (88.2)
  Other - net                                                              10.4         22.0

    Net cash provided by operating activities                             143.9        994.4

INVESTING ACTIVITIES
Net cash provided (used) by:
  Interest-bearing deposits with banks                                     28.9         46.0
  Loans outstanding                                                      (842.3)      (352.5)
  Securities purchased under agreements to resell                         (44.0)        13.0
Available-for-sale securities:
  Sales                                                                 1,908.1        679.8
  Maturities                                                              275.6        750.9
  Purchases                                                              (228.9)      (792.4)
Investment securities:
  Maturities                                                                --         183.3
  Purchases                                                                 --        (283.4)
Proceeds from sales/repayments of other real estate                        23.4         61.4
Net (purchases) sales of bank premises and equipment                        2.6        (28.6)
Sales of loans                                                             15.6          --
Purchases of loans                                                         (4.6)      (496.3)
Cash and cash equivalents of acquired subsidiaries                         16.3         72.8
Business acquisitions, net of cash received                                 --         (65.6)
Other - net                                                                 2.5          7.1

    Net cash provided (used) by investing activities                    1,153.2       (204.5)

FINANCING ACTIVITIES
Net cash provided (used) by:
  Deposits                                                             (1,670.5)    (3,605.1)
  Federal funds purchased and securities sold under
   agreements to repurchase                                              (649.5)     1,316.3
  Short-term borrowings                                                 1,124.9        (52.9)
Long-term debt transactions:
  Proceeds                                                                150.6      1,301.3
  Principal payments                                                      (57.0)      (520.6)
Redemption of preferred stock                                             (13.4)      (167.0)
Proceeds from issuance of common stock                                     43.6         21.7
Purchase of treasury stock and stock warrants                            (148.0)      (115.7)
Cash dividends                                                           (101.2)       (85.6)
    Net cash used by financing activities                              (1,320.5)    (1,907.6)
    Change in cash and cash equivalents                                   (23.4)    (1,117.7)
Cash and cash equivalents at beginning of period                        1,841.9      2,798.6

    Cash and cash equivalents at end of period                        $ 1,818.5    $ 1,680.9



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the Company's Current Report on Form 8-K filed March 3, 1995, which includes a copy of the Company's restated consolidated financial statements and footnotes for the year ended December 31, 1994, which give effect to the merger of Metropolitan Financial Corporation, as discussed in Note C below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE B. Accounting Changes

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the effective interest rate of the loan, or the observable market price or the fair value of a collateral dependent loan. This differs from the Company's prior policy in that it requires the establishment of a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The Statement also requires the reclassification of in-substance foreclosures from other real estate to nonperforming loans for all periods if the Company has not taken possession of the collateral. The adoption of SFAS 114 did not have a material effect on the Company.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF -- The Company has not yet adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values. The Statement is effective for fiscal years ending after December 15, 1995, and is not expected to have a material effect on the Company.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS -- SFAS 122, "Accounting for Mortgage Servicing Rights," issued in May 1995, amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that entities engaged in mortgage banking activities recognize rights to service mortgage loans for others as separate assets, whether those rights were acquired through loan origination activities or through purchase transactions. In addition, a valuation allowance is established for impairment of the mortgage servicing rights based on the predominant risk characteristics of the underlying loans and subsequently adjusted to reflect changes in the fair value of the servicing rights. The Statement applies to fiscal years beginning after December 15, 1995; the adoption of SFAS 122 is not expected to have a material effect on the Company.

NOTE C. Business Combinations and Discontinued Operations

FIRSTIER FINANCIAL, INC. -- On August 7, 1995, the Company announced that it had signed a purchase agreement to acquire FirsTier Financial, Inc. ("FirsTier"), a regional financial services holding company based in Omaha, Nebraska. As of June 30, 1995, FirsTier had approximately $3.6 billion in assets, $2.8 billion in deposits and operated 63 offices in Nebraska and Iowa. Subject to the completion of due diligence and shareholder and regulatory approvals, the Company will exchange .8829 shares of FBS common stock for each common share of FirsTier, resulting in a per share price of $38. The aggregate purchase price for the transaction is approximately $700 million. The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 1996.

METROPOLITAN FINANCIAL CORPORATION -- Effective December 23, 1994, the Company received all regulatory approvals on the previously announced merger with Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. On January 24, 1995, the Company issued 21.7 million shares to complete the transaction. As of December 31, 1994, MFC had approximately $7.9 billion in assets, $5.5 billion in deposits and 211 offices principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company used the pooling of interests method to account for the transaction. Accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the accounts and operations of MFC. The operations of Edina Realty, Inc., MFC's real estate brokerage subsidiary, are accounted for as discontinued operations because the Company expects to sell the subsidiary within two years to comply with regulations which restrict nonbanking activities.

BOULEVARD BANCORP, INC. -- On March 25, 1994, the Company completed the acquisition of Boulevard Bancorp, Inc. ("Boulevard"), a $1.6 billion commercial bank holding company headquartered in Chicago, Illinois, which was accounted for as a purchase. Under the terms of the purchase agreement, 6.2 million shares of the Company's common stock were issued and Boulevard's outstanding stock options and warrants were converted into stock options and warrants for the Company's common stock. The Company bought back existing shares of its common stock approximately equal to the number of shares issued at the time of closing of the Boulevard acquisition. The results of operations of Boulevard are included in the Company's Consolidated Statement of Income since the date of acquisition.

OTHER ACQUISITIONS -- On June 26, 1995, the Company announced that it had signed agreements to acquire two commercial bank holding companies, Midwestern Services, Inc. and Southwest Holdings, Inc., both of Omaha, Nebraska. Together, the two subsidiary banks have total assets of $422 million and 12 branches in Omaha. The transactions are expected to close in the fourth quarter of 1995.

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

NOTE D. Securities

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                       JUNE 30, 1995        DECEMBER 31, 1994
                                     Amortized     Fair    Amortized       Fair
(In Millions)                             Cost    Value         Cost      Value

U.S. Treasury                             $918     $910       $1,177     $1,113
Mortgage-backed securities               1,880    1,847        3,400      3,297
Other U.S. agencies                        215      214          333        323
State and political                        176      181          178        181
Other                                      254      274          269        271
 Total                                  $3,443   $3,426       $5,357     $5,185


NOTE E. Loans

The composition of the loan portfolio was as follows:


                                                June 30    December 31
(In Millions)                                      1995           1994

COMMERCIAL:
 Commercial                                      $8,274         $7,285
 Financial institutions                             748            787
 Real estate:
  Commercial mortgage                             2,414          2,454
  Construction                                      331            330
   Total commercial loans                        11,767         10,856

CONSUMER:
 Residential mortgage                             4,940          5,098
 Residential mortgage held for sale                 311            197
 Home equity and second mortgage                  2,666          2,453
 Credit card                                      2,321          2,409
 Automobile                                       1,884          1,770
 Revolving credit                                   747            725
 Installment                                        686            712
 Student                                            377            336
   Total consumer loans                          13,932         13,700
   Total loans                                  $25,699        $24,556


At June 30, 1995, the recorded investment in loans considered impaired under SFAS 114 was $75 million, which was included in nonaccrual loans. Of this amount, $2 million was measured using the present value of expected future cash flows, $66 million using the fair value of the loans' collateral, and $7 million was below the Company's threshold for valuing individual loans. The carrying value of the impaired loans was less than or equal to the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended June 30, 1995, the average recorded investment in impaired loans was approximately $84 million. No interest income was recognized on these impaired loans during the quarter.


NOTE F. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                             June 30   December 31
(In Millions)                                                                   1995          1994
Floating-rate subordinated capital notes - due November 29, 1996                $150          $150
Fixed-rate subordinated notes:
 8.25% due October 1, 1999                                                        86            86
 6.625% due May 15, 2003                                                         100           100
 6.00% due October 15, 2003                                                      100           100
 7.55% due June 15, 2004                                                         100           100
 8.00% due July 2, 2004                                                          125           125
 8.35% due November 1, 2004                                                      100           100
 7.625% due May 1, 2005                                                          150            --
Step-up subordinated notes - due August 15, 2005                                 100           100
Floating-rate subordinated notes - due November 30, 2010                         107           107
Federal Home Loan Bank advances - maturities to May 28, 2008                     882         1,088
Medium-term notes (6.0625%to 9.89%) - maturities to November 1997                476           514
Other                                                                             96           114
  Total                                                                       $2,572        $2,684

During May 1995, the Company registered with the Securities and Exchange Commission an additional $1.0 billion of debt securities to be issued from time to time for general corporate purposes.


NOTE G. Shareholders' Equity

On January 18, 1995, and February 15, 1995, the Board of Directors authorized repurchase programs of two million and 14 million shares of common stock, respectively. The two million share authorization, which was intended to provide shares for stock purchase and option plans and for the purchase acquisition of First Western Corporation, was completed during the second quarter. The 14 million share authorization is intended to allow the Company to buy back shares in connection with future excess capital retention expected over the next two years and is predicated upon such excess capital, as well as for stock purchase and option plans. As of June 30, 1995, approximately 3.7 million shares have been repurchased under the two programs, and approximately 1.5 million of these shares have been reissued for the designated purposes.


NOTE H. Income Taxes

The components of income tax expense were:

                                      Three Months Ended
                                       June 30   June 30
(In Millions)                             1995      1994

FEDERAL:
 Current tax                             $52.1     $45.9
 Deferred tax provision                   21.7      14.9
  Federal income tax                      73.8      60.8

STATE:
 Current tax                               3.2       8.9
 Deferred tax provision                    4.1       0.5
  State income tax                         7.3       9.4
Total income tax provision               $81.1     $70.2

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                        Three Months Ended
                                                         June 30   June 30
(In Millions)                                               1995      1994

Tax at statutory rate (35%)                                $76.7     $65.0
State income tax, net of federal tax benefit                 4.8       6.6
Tax effect of:
 Tax-exempt interest:
  Loans                                                     (1.3)     (1.5)
  Securities                                                (1.0)     (1.0)
 Amortization of goodwill                                    2.7       2.7
 Other items                                                (0.8)     (1.6)
Applicable income taxes                                    $81.1     $70.2

The Company's net deferred tax asset was $258.8 million at June 30, 1995, and $363.0 million at December 31, 1994.


NOTE I. Commitments, Contingent Liabilities and Off-Balance Sheet Financial Instruments

The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to manage its interest rate risk and to meet the financing needs of its customers. The contract or notional amounts of these financial instruments were as follows:

                                                                         June 30   December 31
(In Millions)                                                               1995          1994
Commitments to extend credit:
 Commercial                                                               $6,781        $7,006
 Corporate and purchasing cards                                            7,602         3,210
 Consumer credit card                                                      8,123         7,875
 Other consumer                                                            2,910         2,628
Letters of credit:
 Standby                                                                   1,296         1,321
 Commercial                                                                  171           175
Interest rate swap contracts:
 Hedge                                                                     2,729         2,674
 Intermediated                                                               137           127
Interest rate option contracts:
 Hedge interest rate floors purchased                                        950           950
 Hedge interest rate caps purchased                                          200           250
 Intermediated interest rate caps and floors purchased                       131           127
 Intermediated interest rate caps and floors written                         131           127
Liquidity support guarantees and forward and option contracts                549           338
Foreign currency commitments:
 Commitments to purchase                                                   1,163           941
 Commitments to sell                                                       1,158           941
Mortgages sold with recourse                                                 248           312
Commitments to sell loans                                                    539           935

Activity for the six months ending June 30, 1995, with respect to interest rate swaps which the Company uses to hedge medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, and savings certificates was as follows:

(In Millions)

Notional amount outstanding at December 31, 1994             $2,674
Additions                                                       300
Maturities                                                      245
 Notional amount outstanding at June 30, 1995                $2,729

For interest rate swaps designated as hedges, the weighted average interest rates paid were 6.10 percent and 6.09 percent at June 30, 1995, and December 31, 1994, respectively. At these same dates, the weighted average interest rates received were 6.95 percent and 6.91 percent. The Company receives fixed and pays floating on all hedges as of June 30, 1995. The amortization of deferred gains and losses was not material for the quarters ending June 30, 1995, or June 30, 1994. Net unamortized deferred gains and losses were $6.3 million at June 30, 1995. The Company amortizes these gains and losses through the year 2000.

Interest rate floors totaling $950 million with an average remaining maturity of
2.5 years at June 30, 1995, and 3.0 years at December 31, 1994, hedged floating rate commercial loans. For interest rate floors designated as hedges, the strike rate ranged from 3.25 percent to 4.0 percent at June 30, 1995, and December 31, 1994. At June 30, 1995, the total notional amount of caps purchased was $200 million with a strike level of 3-month LIBOR at 6.0 percent. The total notional amount of caps purchased at December 31, 1994, was $250 million with an average strike level of 3-month LIBOR at 6.10 percent.

NOTE J. Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $1,122 million and $1,318 million at June 30, 1995, and December 31, 1994, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                 Six Months Ended
                                                                      June 30
(In Millions)                                                    1995        1994

Income taxes paid                                             $ 118.3    $    96.4
Interest paid                                                   512.7        380.9
Net noncash transfers to foreclosed property                      8.6         17.4
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $59.0 in 1995 and $47.0 in 1994     95.9        (98.0)
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                        $    --    $   703.4
 Liabilities assumed                                               --       (637.8)
  Net                                                         $    --    $    65.6

Stock acquisitions of businesses:
 Fair value of noncash assets acquired                        $ 329.3    $ 1,674.0
 Net cash acquired                                               16.3         72.8
 Liabilities assumed                                           (288.6)    (1,540.6)
  Net value of common stock issued                            $  57.0    $   206.2


    CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES


                                                                  1995                                1994              % Change
                                                                         Interest                         Interest       Average
                                                                           Yields                           Yields       Balance
For the Three Months Ended June 30                                            And                              And      Increase
(In Millions)                                       Balance   Interest      Rates    Balance   Interest      Rates    (Decrease)

ASSETS
Securities:
 U.S. Treasury                                         $988      $15.2       6.17%    $1,777      $23.1      5.21%        (44.4)%
 Mortgage-backed securities                           1,920       33.1       6.91      3,220       49.0      6.10         (40.4)
 State & political subdivisions                         177        4.8      10.88        195        5.2     10.70          (9.2)
 U.S. agencies and other                                488        7.3       6.00        703        9.7      5.53         (30.6)
  Total securities                                    3,573       60.4       6.78      5,895       87.0      5.92         (39.4)
  Unrealized loss on available-for-sale securities      (50)                             (68)
   Net securities                                     3,523                            5,827
Trading account securities                               93        1.2       5.18         61        0.7      4.60          52.5
Federal funds sold and resale agreements                293        4.4       6.02        366        3.6      3.95         (19.9)
Loans:
 Commercial:
  Commercial                                          8,166      177.7       8.73      6,853      122.6      7.18          19.2
  Financial institutions                                642        6.6       4.12      1,129        5.6      1.99         (43.1)
  Real estate:
   Commercial mortgage                                2,428       55.9       9.23      2,306       50.1      8.71           5.3
   Construction                                         363        8.7       9.61        251        4.8      7.67          44.6
   Total commercial                                  11,599      248.9       8.61     10,539      183.1      6.97          10.1
 Consumer:
  Residential mortgage                                5,003       93.8       7.52      5,733      101.5      7.10         (12.7)
  Residential mortgage held for sale                    210        4.0       7.64        348        6.0      6.92         (39.7)
  Home equity and second mortgage                     2,587       63.2       9.80      2,180       46.9      8.63          18.7
  Credit card                                         2,292       72.0      12.60      2,023       58.0     11.50          13.3
  Other                                               3,673       92.1      10.06      3,282       75.1      9.18          11.9
   Total consumer                                    13,765      325.1       9.47     13,566      287.5      8.50           1.5
   Total loans                                       25,364      574.0       9.08     24,105      470.6      7.83           5.2
 Allowance for credit losses                            473                              493                               (4.1)
  Net loans                                          24,891                           23,612                                5.4
Other earning assets                                    236        3.4       5.78        247        3.2      5.20          (4.5)
   Total earning assets*                             29,559      643.4       8.73     30,674      565.1      7.39          (3.6)
Cash and due from banks                               1,709                            1,758                               (2.8)
Other assets                                          2,160                            2,178                               (0.8)
   Total assets                                     $32,905                          $34,049                               (3.4)%

LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                        $5,435                           $6,445                              (15.7)%
 Interest-bearing deposits:
  Interest checking                                   2,854       11.8       1.66      3,249       11.8      1.46         (12.2)
  Money market accounts                               3,928       37.5       3.83      4,157       26.3      2.54          (5.5)
  Other savings accounts                              1,697       10.8       2.55      2,176       12.3      2.27         (22.0)
  Savings certificates                                8,107      107.4       5.31      7,844       74.6      3.81           3.4
  Certificates over $100,000                          1,160       19.3       6.67      1,454       19.7      5.43         (20.2)
   Total interest-bearing deposits                   17,746      186.8       4.22     18,880      144.7      3.07          (6.0)
Short-term borrowings                                 3,346       51.2       6.14      2,808       30.7      4.39          19.2
Long-term debt                                        2,607       42.4       6.52      2,323       31.9      5.51          12.2
   Total interest-bearing liabilities                23,699      280.4       4.75     24,011      207.3      3.46          (1.3)
Other liabilities                                       995                              858                               16.0
Preferred equity                                        106                              118                              (10.2)
Common equity                                         2,701                            2,660                                1.5
Unrealized loss on available-for-sale
 securities, net of taxes                               (31)                             (43)                             (27.9)
   Total liabilities and shareholders' equity       $32,905                          $34,049                               (3.4)%
Net interest income                                             $363.0                           $357.8
Gross interest margin                                                        3.98%                           3.93%
Gross interest margin without taxable-
 equivalent increments                                                       3.93%                           3.88%
Net interest margin                                                          4.93%                           4.68%
Net interest margin without taxable-
 equivalent increments                                                       4.88%                           4.63%


Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.


CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                    1995                                  1994              % Change
                                                                             Interest                           Interest     Average
                                                                               Yields                             Yields     Balance
For the Six Months Ended June 30                                                  And                                And    Increase
(In Millions)                                   Balance       Interest          Rates        Balance   Interest    Rates  (Decrease)

ASSETS
Securities:
 U.S. Treasury                                   $1,027          $31.4           6.17%        $1,728      $44.9     5.24%   (40.6)%
 Mortgage-backed securities                       2,190           74.7           6.88          2,991       90.9     6.13    (26.8)
 State & political subdivisions                     176            9.4          10.77            194       10.2    10.60     (9.3)
 U.S. agencies and other                            519           15.6           6.06            568       15.5     5.50     (8.6)
  Total securities                                3,912          131.1           6.76          5,481      161.5     5.94    (28.6)
  Unrealized loss on available-for-sale
  securities                                        (94)                                         (10)
   Net securities                                 3,818                                        5,471
Trading account securities                           87            2.3           5.33             62        1.3     4.23     40.3
Federal funds sold and resale agreements            302            9.0           6.01            456        7.9     3.49    (33.8)
Loans:
 Commercial:
  Commercial                                      7,832          339.5           8.74          6,555      228.2     7.02     19.5
  Financial institutions                            683           13.5           3.99          1,420       17.3     2.46    (51.9)
  Real estate:
   Commercial mortgage                            2,436          110.7           9.16          2,282       95.8     8.47      6.7
   Construction                                     360           16.9           9.47            242        9.0     7.50     48.8
   Total commercial                              11,311          480.6           8.57         10,499      350.3     6.73      7.7
 Consumer:
  Residential mortgage                            5,036          189.9           7.60          5,531      200.0     7.29     (8.9)
  Residential mortgage held for sale                192            7.5           7.88            512       17.2     6.77    (62.5)
  Home equity and second mortgage                 2,517          119.9           9.61          2,068       85.7     8.36     21.7
  Credit card                                     2,293          143.5          12.62          1,880      114.2    12.25     22.0
  Other                                           3,631          181.8          10.10          3,096      139.1     9.06     17.3
   Total consumer                                13,669          642.6           9.48         13,087      556.2     8.57      4.4
   Total loans                                   24,980        1,123.2           9.07         23,586      906.5     7.75      5.9
 Allowance for credit losses                        475                                          487                         (2.5)
  Net loans                                      24,505                                       23,099                          6.1
Other earning assets                                232            6.9           6.00            247        6.2     5.06     (6.1)
   Total earning assets*                         29,513        1,272.5           8.69         29,832    1,083.4     7.32     (1.1)
Cash and due from banks                           1,693                                        1,737                         (2.5)
Other assets                                      2,167                                        2,038                          6.3
   Total assets                                 $32,804                                      $33,110                         (0.9)%

LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                    $5,472                                       $6,556                        (16.5)%
 Interest-bearing deposits:
  Interest checking                               2,910           24.2           1.68          3,168       22.2     1.41     (8.1)
  Money market accounts                           3,834           71.8           3.78          4,159       51.4     2.49     (7.8)
  Other savings accounts                          1,814           23.0           2.56          2,057       23.2     2.27    (11.8)
  Savings certificates                            8,226          209.7           5.14          7,743      145.6     3.79      6.2
  Certificates over $100,000                      1,120           36.5           6.57          1,436       39.2     5.50    (22.0)
   Total interest-bearing deposits               17,904          365.2           4.11         18,563      281.6     3.06     (3.6)
Short-term borrowings                             3,075           92.2           6.05          2,247       46.7     4.19     36.8
Long-term debt                                    2,638           85.3           6.52          2,150       57.8     5.42     22.7
   Total interest-bearing liabilities            23,617          542.7           4.63         22,960      386.1     3.39      2.9
Other liabilities                                 1,008                                          867                         16.3
Preferred equity                                    106                                          169                        (37.3)
Common equity                                     2,663                                        2,564                          3.9
Unrealized loss on available-for-sale
 securities, net of taxes                           (62)                                          (6)                       933.3
   Total liabilities and shareholders' equity   $32,804                                      $33,110                         (0.9)%
Net interest income                                             $729.8                                   $697.3
Gross interest margin                                                            4.06%                              3.93%
Gross interest margin without taxable-
 equivalent increments                                                           4.02%                              3.88%
Net interest margin                                                              4.99%                              4.71%
Net interest margin without taxable-
 equivalent increments                                                           4.94%                              4.66%


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    11  Computation of Primary and Fully Diluted Net Income Per Common Share

    12  Computation of Ratio of Earnings to Fixed Charges

    27  Article 9 Financial Data Schedule*

(B) REPORTS ON FORM 8-K

    During the three months ended June 30, 1995, the Company filed the following reports on Form 8-K:

      Form 8-K filed April 13, 1995, relating to first quarter 1995 earnings.

      Form 8-K filed April 25, 1995, relating to the public offering of $150 million of 7.625 percent subordinated notes.

*Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST BANK SYSTEM, INC.

                                     /s/ DAVID J. PARRIN
                                     By: David J. Parrin
                                     Senior Vice President & Controller
                                     (Chief Accounting Officer and
                                     Duly Authorized Officer)
DATE: August 11, 1995


[LOGO]
FIRST BANK SYSTEM
P.O. BOX 522
MINNEAPOLIS, MINNESOTA
55480

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