Form 10-Q
period 1995-09-30
FIRST BANK SYSTEM INC
filed 1995-11-13
CIK 36104

[LOGO] FIRST BANK SYSTEM FORM 10-Q

       September 30, 1995





                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM (NOT APPLICABLE)
                         COMMISSION FILE NUMBER 1-6880

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


         Class                               Outstanding as of October 31, 1995
Common Stock, $1.25 Par Value                          129,795,579 shares


                               FINANCIAL SUMMARY

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30    SEPTEMBER 30   SEPTEMBER 30    SEPTEMBER 30
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                          1995            1994           1995            1994
Income from continuing operations                                      $145.7          $119.5         $417.4          $346.9
Discontinued operations                                                    --            (7.0)            --            (6.6)

Net income                                                             $145.7          $112.5         $417.4          $340.3

PER COMMON SHARE

Income from continuing operations                                       $1.08            $.85          $3.05           $2.47
Discontinued operations                                                    --            (.05)            --            (.04)
Net income                                                              $1.08            $.80          $3.05           $2.43
Net income on a cash basis*                                             $1.18            $.90          $3.36           $2.69
Dividends paid                                                          .3625             .29         1.0875             .87
Common shareholders' equity                                             20.33           19.77

RETURN ON AVERAGE ASSETS

From continuing operations                                               1.76%           1.40%          1.70 %          1.39%
Discontinued operations                                                    --            (.08)            --            (.03)
Return on average assets                                                 1.76%           1.32%          1.70%           1.36%

RETURN ON AVERAGE COMMON EQUITY

From continuing operations                                               21.2%           17.6 %         20.9%           17.3%
Discontinued operations                                                    --            (1.1)            --             (.3)
Return on average common equity                                          21.2%           16.5%          20.9%           17.0%
Net interest margin (taxable-equivalent basis)                           4.85%           4.74%          4.94 %          4.72%
Efficiency ratio                                                         53.9            57.9           54.8            58.4

                                          SEPTEMBER 30    DECEMBER 31
                                                  1995           1994
PERIOD END

Loans                                          $25,877        $24,556
Allowance for credit losses                        469            475
Assets                                          32,958         34,128
Total shareholders' equity                       2,736          2,612
Common equity to total assets                      8.0%           7.3%
Tier 1 capital ratio                               7.4            7.3


* Calculated by adding amortization of goodwill and other intangible assets to net income.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results
of Operations (Item 2)                                                       2
Financial Statements (Item 1)                                               13
Selected Statistical Information:
 Consolidated Daily Average Balance Sheet and Related Yields and Rates      23
PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)                                   25
Signature                                                                   25
Exhibit 11 -- Computation of Primary and Fully Diluted Net Income Per
              Common Share                                                  26
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges             27
Exhibit 27 -- Article 9 Financial Data Schedule                              *

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                EARNINGS SUMMARY

First Bank System, Inc.'s (the "Company" or "FBS") third quarter 1995 net income was $145.7 million, an increase of $33.2 million, or 30 percent, from the third quarter of 1994. On a per share basis, earnings increased 35 percent to $1.08, compared with $.80 for the year-earlier quarter. The Company's earnings for the first nine months of 1995 were $417.4 million, or $3.05 per share, compared with $340.3 million, or $2.43 per share, in the first nine months of 1994.

Return on average assets and return on average common equity in the third quarter of 1995 were 1.76 percent and 21.2 percent, respectively, compared with
1.32 percent and 16.5 percent in the third quarter of 1994. The net interest margin on a taxable-equivalent basis strengthened 11 basis points from the third quarter of 1994, to 4.85 percent. The efficiency ratio, the ratio of expenses to revenues, continued to improve, to 53.9 percent from 57.9 percent for the third quarter of 1994.

TABLE 1.
Summary of Consolidated Income

                                                                              THREE MONTHS ENDED
(TAXABLE-EQUIVALENT BASIS;                                                SEPTEMBER 30    SEPTEMBER 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                                       1995            1994
Interest income                                                                 $640.9          $596.3
Interest expense                                                                 280.4           229.3
 Net interest income                                                             360.5           367.0
Provision for credit losses                                                       31.0            27.0
 Net interest income after provision for credit losses                           329.5           340.0
Noninterest income                                                               216.5           170.3
Noninterest expense                                                              311.1           312.6
 Income from continuing operations before income taxes                           234.9           197.7
Taxable-equivalent adjustment                                                      3.4             3.9
Income taxes                                                                      85.8            74.3
 Income from continuing operations                                               145.7           119.5
Loss from discontinued operations                                                   --            (7.0)
 Net income                                                                     $145.7          $112.5
Return on average assets                                                          1.76%           1.32%
Return on average common equity                                                   21.2            16.5
Net interest margin                                                               4.85            4.74
Efficiency ratio                                                                  53.9            57.9
Per share:
Income from continuing operations                                                $1.08            $.85
Loss from discontinued operations                                                   --            (.05)
 Net income                                                                      $1.08            $.80
Common dividends paid                                                           $.3625            $.29


Stronger third quarter results reflected noninterest income growth, ongoing expense control, and effective capital management. Third quarter noninterest income was $216.5 million, an increase of $46.2 million, or 27 percent, from the same quarter of 1994. The increase was primarily due to a $13.5 million, or 27 percent, increase in credit card fees, a $3.9 million, or 10 percent, increase in trust fees and a $31 million nonrecurring gain on the sale of 63 branches. Third quarter noninterest expense totaled $311.1 million, a decrease of $1.5 million, or 1 percent, from the third quarter of 1994. In the third quarter, FBS expensed unamortized software costs of approximately $23 million, primarily related to a change in the Company's policy to expense software costs, and also recorded a charge of approximately $8 million to write off miscellaneous other assets. In addition, FBS received an FDIC premium rebate of approximately $10 million. Net interest income on a taxable-equivalent basis was $360.5 million, a decrease of $6.5 million, or 2 percent, compared with the third quarter of 1994. The decrease was primarily attributable to a $1.2 billion, or 4 percent, decrease in total earning assets, an increase in funding costs and the repurchase of common stock. The provision for credit losses for the quarter was up $4.0 million, or 15 percent, to $31.0 million from third quarter 1994. A decrease of 4.3 million average common shares outstanding also contributed to the improvement in earnings per share in the current quarter, compared with the third quarter of 1994, reflecting progress made under the Company's 1995 share repurchase programs.

Nonperforming assets declined $65.4 million, or 28 percent, from December 31, 1994, to $166.9 million at September 30, 1995. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 400 percent compared with 283 percent at the end of 1994.

ACQUISITIONS AND DIVESTITURES

On November 6, 1995, FBS and First Interstate Bancorp ("FI") announced that they had entered into a definitive agreement whereby FBS will exchange 2.6 shares of its common stock for each share of FI common stock (and cash in lieu of fractional shares). The combined institution, which will use the First Interstate Bancorp name, will have approximately $90 billion in assets and $7 billion in shareholders' equity. The transaction, which will qualify as a tax-free reorganization and be accounted for as a pooling of interests, is subject to shareholder and regulatory approvals and is expected to close in the second quarter of 1996.

On August 7, 1995, FBS announced that it had signed a purchase agreement to acquire FirsTier Financial, Inc. ("FirsTier"), a regional financial services holding company based in Omaha, Nebraska. As of September 30, 1995, FirsTier had approximately $3.6 billion in assets, $2.8 billion in deposits and operated 63 offices in Nebraska and Iowa. Subject to FirsTier shareholder and regulatory approvals, the Company will exchange .8829 shares of FBS common stock for each common share of FirsTier, resulting in a per share price of $38 at the date of the announcement of the transaction. The aggregate purchase price for the transaction as of the announcement date was approximately $714 million. The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 1996.

On August 22, 1995, FBS announced that it had signed a definitive agreement to acquire the corporate trust business of BankAmerica Corporation. Upon completion of this acquisition, the Company will be the leading provider of domestic corporate trust services as measured by revenues, which will approximate $145 million.

The Company completed the acquisition of two commercial bank holding companies -- Midwestern Services, Inc. and Southwest Holdings, Inc. -- both of Omaha, Nebraska on November 1, 1995. Together, the two companies have total assets of $424 million, total deposits of $380 million and 12 branches in Omaha.

On September 7, 1995, the Company announced that it will seek a buyer for its mortgage banking company and instead plans to deliver mortgage loan products through bank branches and telemarketing. FBS also announced on September 20, 1995, an agreement to sell Edina Reality, Inc., its real estate brokerage subsidiary, to a local investor group. This subsidiary is reported as discontinued operations.

During the third quarter of 1995, the Company completed the sale of 63 branch offices resulting in the divestiture of $848 million of deposits and the recognition of a nonrecurring $31 million gain.

LINE OF BUSINESS FINANCIAL REVIEW

Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1995 certain changes in organization and methodology were made and 1994 results are presented on a consistent basis.

RETAIL AND COMMUNITY BANKING -- Retail and Community Banking, which includes consumer, small-business and middle-market banking services and residential mortgage lending, maintained strong revenue while reducing costs. Net income increased 22 percent in the third quarter of 1995 and 29 percent in the first nine months of 1995 compared with the same periods in 1994. Third quarter return on assets increased to 1.47 percent from 1.11 percent, and return on equity increased to 19.4 percent from 15.4 percent over the same period. Year-to-date profitability ratios showed similar improvement.

Net interest income remained strong due to aggressive small- and middle-market business lending and strong consumer loan growth. Lower residential mortgage loans and a shift in balances from lower rate deposits to higher cost borrowings offset these gains. Noninterest income was lower than in the same period of last year primarily as a result of mortgage banking activities. Noninterest expense for the first nine months of 1995 decreased despite the impact of full period expenses of the purchase acquisitions of Boulevard Bancorp, Inc. and Rocky Mountain Financial Corporation which were acquired on March 25, 1994. The improvement in noninterest expense reflects the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio improved to 54.3 percent in the third quarter and 57.7 percent in the first nine months of 1995 from 64.4 percent and 65.3 percent in the same periods in 1994.

PAYMENT SYSTEMS -- Payment Systems includes consumer credit card, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, automated teller machine ("ATM") processing, and merchant processing. Net earnings were $23.7 million in the third quarter of 1995, a 22 percent increase from the third quarter of 1994. Return on assets was 2.43 percent compared with
2.35 percent in the third quarter of 1994. Return on equity was 26.6 percent compared with 23.3 percent for the same quarter in the previous year.

Fee-based noninterest income for Payment Systems increased 38 percent in the third quarter and 36 percent in the first nine months of 1995 compared with the same periods in 1994. The increase was due to growth in the sales volume of the Corporate Card, the Purchasing Card, the FBS WorldPerks Visa Card, and the expanded ATM network. Net interest income decreased due to the change in the loan mix. Average commercial loans, which are primarily noninterest earning Corporate Card balances, comprised 27 percent and 25 percent of the portfolio during the third quarter and first nine months of 1995, respectively, compared with 19.0 percent in both the third quarter and first nine months of 1994. Noninterest expense increased due to higher variable transaction costs resulting from increased sales volume. Payment Systems continues to be cost effective as measured by its efficiency ratios of 48.0 percent in the third quarter of 1995 and 49.6 percent in the first nine months of 1995.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle market, large corporate and mortgage banking companies. Third quarter earnings increased 4 percent to $26.7 million from the third quarter of 1994. Year-to-date earnings improved 7 percent to $83.8 million compared with the same period of 1994. Third quarter return on assets was 1.78 percent compared with 1.76 percent in 1994, and return on equity was 25.5 percent compared with 24.7 percent in 1994. Year-to-date return on assets was 1.86 compared with 1.74 percent in 1994, and return on equity was
26.5 percent compared with 24.5 percent in 1994.

Continuing strong performance in net interest income as well as ongoing credit quality and expense control contributed to the strong operating results. Commercial Banking's average loans, excluding loans to mortgage banking companies, increased $379 million, or 10 percent, from the third quarter of 1994. The decline in deposits relates to less activity in the mortgage banking sector. The efficiency ratio remained low at 32.2 percent in the third quarter of 1995 and 32.6 percent in the first nine months of 1995.


TABLE 2. Line of Business Financial Performance


                                                                  THREE MONTHS ENDED SEPTEMBER 30,

                                                                                                TRUST AND
                               RETAIL AND COMMUNITY                           COMMERCIAL        INVESTMENT         CONSOLIDATED
                                     BANKING           PAYMENT SYSTEMS          BANKING            GROUP              COMPANY
(DOLLARS IN MILLIONS)             1995      1994       1995      1994       1995      1994     1995     1994      1995      1994
CONDENSED INCOME STATEMENT:
Net interest income
(taxable-equivalent basis)       $262.9    $264.2      $37.4     $43.6     $53.8     $53.0     $6.4     $6.2     $360.5    $367.0
Provision for credit losses        11.0       5.5       17.6      19.2       2.4       2.3       --       --       31.0      27.0
Noninterest income                 51.6      62.5       69.9      50.7      13.2      14.3     50.8     42.8      216.5     170.3
Noninterest expense               170.9     210.4       51.5      42.5      21.6      22.2     36.1     37.5      311.1     312.6
Income taxes and
 taxable-equivalent
 adjustment                        50.4      43.3       14.5      13.1      16.3      17.2      8.0      4.6       89.2      78.2
Income from continuing
 operations                       $82.2     $67.5      $23.7     $19.5     $26.7     $25.6    $13.1     $6.9      145.7     119.5
Loss from discontinued
 operations                                                                                                          --      (7.0)
  Net income                                                                                                     $145.7    $112.5

AVERAGE BALANCE SHEET DATA:
Commercial loans                 $5,907    $5,381       $848      $514    $4,896    $4,717      $--      $--    $11,651   $10,612
Consumer loans                   11,538    11,140      2,347     2,185        --        --       --       --     13,885    13,325
Assets                           22,213    24,114      3,872     3,296     5,948     5,761      735      737     32,768    33,908
Deposits                         19,673    21,412         41        27     1,587     2,123      806      775     22,107    24,337
Common equity                     1,684     1,735        353       332       416       411      240      172      2,693     2,650
Return on average assets*          1.47%     1.11%      2.43%     2.35%     1.78%     1.76%      **       **       1.76%     1.40%
Return on average common
 equity*                           19.4      15.4       26.6      23.3      25.5      24.7     21.7%    15.9%      21.2      17.6
Efficiency ratio                   54.3      64.4       48.0      45.1      32.2      33.0     63.1     76.5       53.9      57.9

                                                           NINE MONTHS ENDED SEPTEMBER 30,
CONDENSED INCOME STATEMENT:        1995      1994       1995      1994      1995      1994     1995     1994     1995      1994
Net interest income
(taxable-equivalent basis)       $785.5    $756.5     $118.0    $129.5    $165.8    $160.5    $21.0    $17.8   $1,090.3  $1,064.3
Provision for credit losses        19.9      23.7       56.8      48.8       7.3       7.1       --       --       84.0      79.6
Noninterest income                167.1     180.4      191.1     140.1      45.6      43.7    151.0    133.3      585.8     497.5
Noninterest expense               550.0     612.0      153.3     124.6      68.9      67.9    115.4    109.2      918.6     913.7
Income taxes and
 taxable-equivalent
 adjustment                       145.6     116.8       37.6      37.7      51.4      50.7     21.5     16.4      256.1     221.6
Income from continuing
 operations                      $237.1    $184.4      $61.4     $58.5     $83.8     $78.5    $35.1    $25.5      417.4     346.9
Loss from discontinued
 operations                                                                                                          --      (6.6)
  Net income                                                                                                     $417.4    $340.3

AVERAGE BALANCE SHEET DATA:
Commercial loans                 $5,758    $5,213       $759      $466    $4,909    $4,858      $--      $--    $11,426   $10,537
Consumer loans                   11,430    11,235      2,311     1,983        --        --       --       --     13,741    13,218
Assets                           22,221    23,630      3,775     3,041     6,035     6,016      763      693     32,794    33,380
Deposits                         20,438    21,573         37        24     1,650     2,437      823      822     22,948    24,856
Common equity                     1,622     1,697        347       313       422       429      241      150      2,632     2,589
Return on average assets*          1.43%     1.04%      2.17%     2.57%     1.86%     1.74%      **       **       1.70%     1.39%
Return on average common
 equity*                           19.5      14.5       23.7      25.0      26.5      24.5     19.5%    22.7%      20.9      17.3
Efficiency ratio                   57.7      65.3       49.6      46.2      32.6      33.3     67.1     72.3       54.8      58.4


*    From continuing operations

**   Not meaningful

Note: Preferred dividends and nonrecurring items are not allocated to the business lines.

TRUST AND INVESTMENT GROUP -- The Trust and Investment Group includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company. Reported earnings increased 90 percent in the third quarter and 38 percent in the first nine months of 1995 compared with the same periods in the prior year. The return on average common equity was 21.7 percent in the third quarter and 19.5 percent in the first nine months of 1995, compared with 15.9 percent and 22.7 percent in the same periods in 1994.

Net earnings increased in 1995 over 1994 primarily due to recent acquisitions, including J.P. Morgan's domestic corporate trust business. Stronger noninterest income is due to growth in Corporate Trust, investment sales and management fees, as well as acquisitions. The efficiency ratio improved to 63.1 percent in the third quarter and 67.1 percent in the first nine months of 1995 from 76.5 percent in the third quarter and 72.3 percent in the first nine months of 1994, reflecting the effective integration of acquisitions and revenue growth.


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis was $360.5 million in the third quarter of 1995, a decrease of $6.5 million, or 2 percent, from the third quarter of 1994. The decline is attributable to a decrease of $1.2 billion, or 4 percent, in total earning assets, an increase in funding costs and the repurchase of common stock. The decrease in average earning assets for the quarter reflects the shrinkage of securities and mortgage-related loan balances. Partially offsetting the impact of lower total earning assets were the effects of increased average loan balances and average loan yields. The yield on loans in the third quarter averaged 8.95 percent, or 77 basis points higher than the yield of 8.18 percent in the third quarter of last year. The increase in yields resulted from market interest rate increases during the last half of 1994 and the first quarter of 1995. Average loans totaled $25.5 billion in the third quarter of 1995, an increase of $1.6 billion, or 7 percent, from $23.9 billion in the third quarter of 1994. Solid growth occurred in both nonmortgage consumer and commercial loans, partially offset by a decrease in the balance of residential mortgage loans. Excluding residential mortgage loan balances, average loans for the quarter increased by $1.9 billion, or 10 percent, over the same quarter in 1994, as demand for small business and middle market loans, credit cards, home equity, and other consumer loans remained strong.

TABLE 3.
Analysis of Net Interest Income

                                                          THREE MONTHS ENDED
                                                      SEPTEMBER 30  SEPTEMBER 30
(DOLLARS IN MILLIONS)                                         1995          1994

Net interest income (taxable-equivalent basis)              $360.5       $367.0
Average balances of earning assets supported by:
 Interest-bearing liabilities                              $23,336      $24,210
 Noninterest-bearing liabilities                             6,144        6,477
Total earning assets                                       $29,480      $30,687
Average yields and weighted average rates
(taxable-equivalent basis):
 Earning assets yield                                         8.63%        7.71%
 Rate paid on interest-bearing liabilities                    4.77         3.76
Gross interest margin                                         3.86%        3.95%
Net interest margin                                           4.85%        4.74%
Net interest margin without taxable-equivalent increments     4.81%        4.69%


The average rate paid on interest-bearing liabilities in the third quarter of 1995 was 4.77 percent, or 101 basis points higher than for the same period in 1994. This is a result of increases in deposit rates, as well as a shift in mix of average balances from lower cost core deposits to more expensive short-term borrowings. In the third quarter, average interest-bearing deposits decreased $1.7 billion, or 9 percent, and average noninterest-bearing deposits decreased $.5 billion, or 9 percent, from the third quarter of 1994. The decrease in average deposit balances reflects the divestiture in the current quarter of $848 million of deposits, as well as the national trend of consumers moving funds into alternative investment vehicles over the past year.

The net interest margin on a taxable-equivalent basis was 4.85 percent in the third quarter of 1995, an increase of 11 basis points from 4.74 percent a year earlier. The margin increase results from both a shift in the mix of earning assets, from lower margin securities and residential mortgage loan balances to higher yield consumer and commercial loans, and the repricing of assets to generally higher market interest rates over the past 12 months.

Compared with the second quarter of this year, net interest income on a taxable-equivalent basis for the third quarter of 1995 decreased $2.5 million, or 1 percent. The decline was primarily attributable to lower average yields on earning assets, reflecting the decrease in market rates of interest in the third quarter. The average cost of interest-bearing liabilities in the third quarter was essentially unchanged from that of the second quarter, as a result of a shift in balances from lower rate deposits to higher cost borrowings.

PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $31.0 million in the third quarter of 1995, up $4.0 million from the third quarter of 1994. Net charge-offs totaled $30.0 million, down $.7 million from the same quarter a year ago. Commercial loan net recoveries for the quarter were $2.5 million, compared with net charge-offs of $.8 million in the third quarter of 1994. Consumer loan net charge-offs remained relatively unchanged from the second quarter of 1995, but increased $2.6 million, or 9 percent, from the third quarter of 1994, reflecting the growth in the balance of nonmortgage consumer loans over the past year.

The allowance for credit losses was $468.5 million at September 30, 1995, down slightly from $474.7 million at December 31, 1994, and $477.7 million at September 30, 1994. Reserve coverage remains strong as the allowance for credit losses to nonperforming loans ratio increased to 400 percent at quarter-end compared with 283 percent at the end of 1994 and 282 percent at the end of the third quarter a year ago.

NONINTEREST INCOME -- Noninterest income in the third quarter of 1995 was $216.5 million, an increase of $46.2 million, or 27 percent, from the third quarter last year, including a $31 million gain on the sale of 63 branches. Excluding this gain, noninterest income was $15.2 million, or 9 percent, higher than in the third quarter of 1994, reflecting growth in credit card and trust fees. Credit card fees increased $13.5 million, or 27 percent, from the prior year quarter, reflecting higher sales volumes for Purchasing Card, Corporate Card, and FBS WorldPerks Visa Card. Trust fees increased $3.9 million, or 10 percent, reflecting growth in personal trust and corporate trust fees.

TABLE 4.
Noninterest Income

                                                        THREE MONTHS ENDED
                                                  SEPTEMBER 30    SEPTEMBER 30
(DOLLARS IN MILLIONS)                                     1995            1994

Credit card fees                                         $62.7           $49.2
Trust fees                                                42.8            38.9
Service charges on deposit accounts                       30.9            32.1
Insurance commissions                                      7.5             8.2
Trading account profits and commissions                    2.4             2.1
Securities losses                                           --            (2.8)
Gain on sale of branches                                  31.0              --
Other                                                     39.2            42.6
 Total noninterest income                               $216.5          $170.3

NONINTEREST EXPENSE -- Noninterest expense of $311.1 million for the third quarter declined $1.5 million, or 1 percent, from the third quarter of 1994. In the third quarter, FBS expensed unamortized software costs of approximately $23 million, primarily related to a change in the Company's policy to expense software costs. The Company also recorded a charge of approximately $8 million to write-off other miscellaneous assets. In addition, FBS received an FDIC premium rebate of approximately $10 million, representing the difference between the previous rate of 23 basis points and the new rate of four basis points on Bank Insurance Fund deposits for the period from June 1, 1995 to September 30, 1995. Excluding these items, noninterest expense for the current quarter decreased by $22.5 million, or 7 percent, from the third quarter of 1994. Noninterest expense for the first nine months of 1995 was $918.6 million compared with $913.7 million for the same period in 1994; excluding the FDIC premium rebate and nonrecurring charges in the third quarter, 1995 year-to-date noninterest expense was lower than 1994 by $16.1 million, or 2 percent. The decrease in noninterest expense for the quarter and year-to-date periods in 1995, excluding these items, reflects ongoing expense control and efficiencies realized through the integration of acquisitions. FBS's efficiency ratio improved to 53.9 percent for the quarter from 57.9 percent for the same quarter a year ago.

TABLE 5.
Noninterest Expense

                                                        THREE MONTHS ENDED
                                                   SEPTEMBER 30    SEPTEMBER 30
(DOLLARS IN MILLIONS, EXCEPT PER EMPLOYEE DATA)            1995            1994

Salaries                                                 $108.0          $114.5
Employee benefits                                          22.1            27.1
  Total personnel expense                                 130.1           141.6
Net occupancy                                              24.3            26.9
Furniture and equipment                                    23.5            21.5
Amortization of goodwill and other intangible assets       13.9            13.2
FDIC insurance                                              2.8            13.7
Advertising                                                 8.4             7.7
Other personnel costs                                      11.0             8.5
Professional services                                       8.5             9.6
Data processing                                             4.2             4.8
Printing, stationery and supplies                           5.4             5.6
Postage                                                     5.4             5.8
Telephone                                                   6.1             6.4
Other                                                      67.5            47.3
 Total noninterest expense                               $311.1          $312.6
Efficiency ratio*                                          53.9%           57.9%
Quarterly average number of employees (full-time
 equivalents)                                            12,894          14,867
Annualized personnel expense per employee               $40,360         $38,098

* Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.

Total salaries and benefits expense for the third quarter of 1995 decreased $11.5 million, or 8 percent, from the third quarter of 1994. Average full-time equivalent employees decreased 13 percent, to 12,894 in the third quarter of 1995, from 14,867 in the third quarter of 1994. The increase in furniture and equipment expense in 1995 was primarily related to automated teller machines deployed in Circle K convenience stores late in 1994 and lobby automation and other equipment associated with acquisitions. The $2.5 million, or 29 percent, increase in other personnel expense for the quarter, as compared with the same period in 1994, resulted from contract programming costs associated with several technology projects currently in process. FDIC insurance expense for the quarter decreased $10.9 million as discussed above. A portion of FBS's deposits are subject to assessment by the Savings Association Insurance Fund ("SAIF") and continue to be assessed at the rate of 23 cents per $100 of deposits. Various legislative proposals have been made, but not enacted, that would affect the SAIF premium assessments, including a one-time special assessment for SAIF deposits.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $85.8 million in the third quarter of 1995, compared with $74.3 million in the third quarter of 1994. The increase was the result of higher taxable income.

BALANCE SHEET ANALYSIS

LOANS -- On an aggregate basis, the Company's loan portfolio increased $1.3 billion, or 5 percent, to $25.9 billion at September 30, 1995, from $24.6 billion at December 31, 1994.

Commercial Lending. FBS's portfolio of commercial loans totaled $12.0 billion at September 30, 1995, up $1.1 billion from December 31, 1994. The increase reflects growth in small and middle-market business lending and in Payment Systems balances associated with Corporate and Purchasing Cards. The Company's portfolios of loans to financial institutions, commercial real estate mortgages and construction loans were relatively unchanged from December 31, 1994.

Consumer Lending. Total consumer loan outstandings were $13.9 billion at September 30, 1995, up from $13.7 billion at December 31, 1994. A $508 million increase primarily in home equity and second mortgages, residential mortgages held for sale and automobile loans was offset by a $326 million decrease in residential mortgage loans. Successful promotions continue to result in increased home equity and second mortgages. Residential mortgages held for sale increased due to seasonality and automobile loans increased due to growth in indirect auto loans. Residential mortgage loans continue to decline as FBS continues to shift its focus to other consumer loan products.

SECURITIES -- At September 30, 1995, securities were $3.3 billion compared with $5.2 billion at December 31, 1994, reflecting the sale of $1.56 billion of securities related to the management of the Company's interest rate risk.

DEPOSITS -- Noninterest-bearing deposits were $5.8 billion at September 30, 1995, down slightly from $5.9 billion at December 31, 1994. Interest-bearing deposits were $16.1 billion at September 30, 1995, down $2.2 billion from December 31, 1994. The decreases reflect the divestiture in the third quarter of $848 million of deposits, as well as the national trend of consumer balances moving into mutual fund, annuities and other investment products.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $4.2 billion at September 30, 1995, up from $3.2 billion at the end of 1994. The increase was funded by a net issuance of $1.7 billion of notes under a $4 billion bank note program and a $1 billion thrift note program. The notes have a weighted average interest rate of 5.78 percent and range in original maturities from 30 days to nine months. Partially offsetting the bank note issuance was the $1.0 billion reduction in federal funds purchased and securities sold under agreements to repurchase.

Long-term debt was $3.1 billion at September 30, 1995, essentially unchanged from $3.0 billion at December 31, 1994. In September 1995, FBS issued $250 million of 6.875 percent subordinated 12-year, noncallable notes. In April 1995, the Company issued $150 million of 7.625 percent subordinated 10-year, noncallable notes. The effect of these issuances was partially offset by the call on the $86 million 8.25 percent subordinated note and maturities on other outstanding debt. FBS also issued $300 million of medium-term bank notes during the first nine months of 1995.

CORPORATE RISK MANAGEMENT

CREDIT MANAGEMENT -- The Company's credit management process includes central credit policy and administration functions and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. FBS's credit management process is supported by regular examinations conducted by the credit administration function. Quarterly, management reviews large loans and all loans experiencing deterioration of credit quality. A standard credit scoring system is used to assess consumer credit risks and to price consumer products relative to their assigned risk rating.

In evaluating credit risk, FBS considers the composition of its loan portfolio; its level of allowance coverage; macroeconomic concerns, such as the level of debt outstanding in the public and private sectors, the effects of domestic and international economic conditions, and regional economic conditions; and other issues. Approximately 78 percent of the loan portfolio consists of extensions of credit to customers in the Company's primary operating region, which includes Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, Iowa, Kansas, Nebraska, Wyoming, and Illinois.

ANALYSIS OF NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $30.0 million in the third quarter of 1995, down from $30.7 million in the third quarter of 1994. Commercial loan net recoveries for the quarter were $2.5 million, compared with net charge-offs of $.8 million in the third quarter of 1994, reflecting continued improvement in the credit quality of this portfolio. Consumer loan net charge-offs increased $2.6 million, or 9 percent, from the third quarter of 1994, reflecting growth in the balance of nonmortgage consumer loans and sales volume activity in credit card products over the past year.

TABLE 6. Summary of Allowance for Credit Losses

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30 SEPTEMBER 30
(DOLLARS IN MILLIONS)                               1995            1994            1995         1994
Balance at beginning of period                    $467.5          $480.2          $474.7       $466.1
CHARGE-OFFS:
 Commercial:
  Commercial                                         7.5             9.7            19.4         46.4
  Financial institutions                             --              --              --           1.1
  Real estate:
   Commercial mortgage                               3.9             3.2            14.8         16.6
   Construction                                       .1             --               .1           .1
    Total commercial                                11.5            12.9            34.3         64.2
 Consumer:
  Residential mortgage                                .9             1.8             2.9          3.9
  Credit card                                       20.4            21.5            65.3         55.6
  Other                                             19.9            12.2            55.7         36.0
    Total consumer                                  41.2            35.5           123.9         95.5
    Total                                           52.7            48.4           158.2        159.7
RECOVERIES:
 Commercial:
  Commercial                                         9.1             9.9            28.2         34.6
  Financial institutions                              .3             --               .5           .2
  Real estate:
   Commercial mortgage                               4.6             1.6            11.2         13.0
   Construction                                      --               .6              .1           .9
    Total commercial                                14.0            12.1            40.0         48.7
 Consumer:
  Residential mortgage                               --               .1              .4           .5
  Credit card                                        2.8             2.3             8.5          6.8
  Other                                              5.9             3.2            17.3         10.5
    Total consumer                                   8.7             5.6            26.2         17.8
    Total                                           22.7            17.7            66.2         66.5
NET CHARGE-OFFS:
 Commercial:
  Commercial                                        (1.6)            (.2)           (8.8)        11.8
  Financial institutions                             (.3)            --              (.5)          .9
  Real estate:
   Commercial mortgage                               (.7)            1.6             3.6          3.6
   Construction                                       .1             (.6)            --           (.8)
    Total commercial                                (2.5)             .8            (5.7)        15.5
 Consumer:
  Residential mortgage                                .9             1.7             2.5          3.4
  Credit card                                       17.6            19.2            56.8         48.8
  Other                                             14.0             9.0            38.4         25.5
    Total consumer                                  32.5            29.9            97.7         77.7
    Total                                           30.0            30.7            92.0         93.2
Provision charged to operating expense              31.0            27.0            84.0         79.6
Additions related to acquisitions                    --              1.2             1.8         25.2
Balance at end of period                          $468.5          $477.7          $468.5       $477.7
Allowance as a percentage of period-end loans       1.81%           1.96%
Allowance as a percentage of nonperforming loans     400             282
Allowance as a percentage of nonperforming assets    281             195


ANALYSIS OF NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual, impaired, and restructured loans, other real estate and other nonperforming assets owned by FBS. At September 30, 1995, nonperforming assets totaled $166.9 million, down $65.4 million, or 28 percent, from December 31, 1994. The ratio of nonperforming assets to loans and other real estate improved to .64 percent at September 30, 1995, from .94 percent at December 31, 1994. Significant decreases occurred in virtually all categories of nonperforming assets.

TABLE 7.
Nonperforming Assets

                                                  SEPTEMBER 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                     1995           1994

COMMERCIAL:
 Commercial                                             $ 22.6         $ 36.5
 Real estate:
  Commercial mortgage                                     45.1           71.0
  Construction                                             2.2            1.6
  Total commercial                                        69.9          109.1
CONSUMER:
 Residential mortgage                                     30.7           43.5
 Credit card                                               8.5            9.9
 Other                                                     8.0            5.4
  Total consumer                                          47.2           58.8
  Total nonperforming loans                              117.1          167.9
OTHER REAL ESTATE                                         46.6           64.0
OTHER NONPERFORMING ASSETS                                 3.2            0.4
  Total nonperforming assets                            $166.9         $232.3
Accruing loans 90 days or more past due                 $ 40.7         $ 23.4
Nonperforming loans to total loans                         .45%           .68%
Nonperforming assets to total loans plus other real
 estate                                                    .64            .94

INTEREST RATE RISK MANAGEMENT -- FBS's principal objective for interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements. The Company uses derivative financial instruments ("derivatives") to hedge on-balance sheet items and, to a lesser extent, in connection with intermediated transactions for customers. FBS limits market risk on intermediated transactions by entering into generally matching or offsetting positions. The Company does not enter into derivative contracts for speculative purposes.

Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee ("ALCO") through the use of traditional gap analysis which measures the difference between assets and liabilities that reprice in a given time period, simulation modeling which produces projections of net interest income under various interest rate scenarios and balance sheet strategies, and valuation modeling which measures the economic value of various components of the balance sheet under various interest rate scenarios. The significant assumptions used in these analyses include the amount and timing of changes in prime and deposit rates compared with changes in money market rates, prepayment risks and volume forecasts.

Including the effect of interest rate swaps, futures, options and other hedging instruments, FBS had a cumulative positive repricing gap position at one year of $260 million at September 30, 1995, indicating that more assets than liabilities reprice within that period. While this analysis is useful as a point-in-time measurement of interest rate risk, there are certain risks that the repricing gap position does not capture, such as basis risk, prepayment risk, and other option risks. Due to these limitations, management places a greater reliance on simulation and valuation modeling to measure and manage interest rate risk.

The Company's policy is to maintain a low interest rate risk position by limiting the amount of forecasted net interest income at risk over a 12-month period assuming an immediate and sustained 100-basis point change in interest rates. FBS invests in fixed rate assets or receives the fixed rate payment on interest rate swaps as a hedge to maintain acceptable interest rate risk levels.

The derivatives the Company uses to achieve its hedging objectives are primarily interest rate swaps, caps, and floors. As of September 30, 1995, FBS received fixed-rate payments on $3.0 billion notional amount of interest rate swap agreements and made payments based on variable interest rates. These swaps had an average fixed rate of 6.82 percent and an average variable rate, which is tied to various LIBOR rates, of 5.79 percent. The maturity of these agreements ranged from one month to 12.0 years with an average remaining maturity of 4.3 years. Swaps increased net interest income by $5.6 million and $15.2 million for the quarters ended September 30, 1995, and 1994, respectively.


TABLE 8. Interest Rate Swap Hedging Portfolio Notional Balances and Yields by
         Maturity Date

At September 30, 1995 (Dollars in Millions)
                                                      WEIGHTED         WEIGHTED
                                                       AVERAGE          AVERAGE
RECEIVE FIXED SWAPS*                 NOTIONAL    INTEREST RATE    INTEREST RATE
MATURITY DATE                          AMOUNT         RECEIVED             PAID

1995 (remaining three months)          $135             6.72%            5.89%
1996                                    433             7.96             5.88
1997                                    275             6.42             5.84
1998                                    606             5.99             5.83
1999                                    575             6.88             5.55
After 1999**                            950             6.93             5.85
Total                                $2,974             6.82%            5.79%

* At September 30, 1995, the Company does not have any swaps in its portfolio which requires it to pay fixed-rate interest.

** At September 30, 1995, all swaps with a maturity after 1999 hedge fixed rate subordinated notes.

FBS similarly uses interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased as of September 30, 1995, was $200 million with a strike level at 6.00 percent. The premium on caps is amortized over the life of the cap. The total notional amount of floor agreements purchased as of September 30, 1995, was $1.25 billion with an average strike level at 4.17 percent and an average remaining maturity of 2.0 years. The impact of caps and floors on interest income was not material for the quarters ended September 30, 1995, or 1994.

Forward contracts, totaling $359 million at September 30, 1995, hedge the interest rate risk of the fixed rate mortgage loans originated and held for sale by the Company's mortgage subsidiary. FBS enters into foreign currency commitments primarily as an intermediary for customers. The Company manages its credit risk on derivative contracts through counterparty and credit limit approvals and monitoring credit concentration risks. Refer to Note I on page 21 for further information on interest rate swaps and options.

CAPITAL MANAGEMENT -- The ratio of common equity to assets increased to 8.0 percent at September 30, 1995, from 7.3 percent at December 31, 1994. Common equity per share was $20.33 at September 30, 1995, compared with $18.63 at December 31, 1994. Total equity to assets was 8.3 percent at September 30, 1995, up from 7.7 percent at December 31, 1994. The increases are primarily due to earnings retention and improvement in the market value of available-for-sale securities partially offset by the common stock repurchases.

Tier 1 and total risk-based capital ratios were 7.4 percent and 12.3 percent on September 30, 1995, compared with 7.3 percent and 11.4 percent at December 31, 1994, respectively. The leverage ratio, the measure of Tier 1 capital to total quarterly average assets, also increased to 6.7 percent from 6.2 percent at the end of 1994.

TABLE 9. Capital Ratios

                                                 SEPTEMBER 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                    1995           1994

Common equity                                          $2,631         $2,494
 As a percent of assets                                   8.0%           7.3%
Tangible common equity*                                $2,219         $2,082
 As a percent of assets                                   6.8%           6.2%
Total shareholders' equity                             $2,736         $2,612
 As a percent of assets                                   8.3%           7.7%
Tier 1 capital                                         $2,171         $2,052
 As a percent of risk-adjusted assets                     7.4%           7.3%
Total risk-based capital                               $3,620         $3,227
 As a percent of risk-adjusted assets                    12.3%          11.4%
Leverage ratio                                            6.7            6.2

*Defined as common equity less goodwill

On July 19, 1995, the Board of Directors authorized a common stock repurchase program for 8.3 million shares which is approximately one-half of the number of shares to be issued in the purchase acquisition of FirsTier Financial, Inc. During the first quarter of 1995, the Board of Directors authorized two common stock repurchase programs totaling 16 million shares. A two million share authorization, which provided shares for stock purchase and option plans and for the purchase acquisition of First Western Corporation, was completed during the second quarter. A 14 million share authorization is intended to allow FBS to buy back shares in connection with future excess capital retention expected through December 31, 1996, and is predicated upon such excess capital, as well as for stock purchase and option plans. As of September 30, 1995, approximately 8.0 million shares have been repurchased under the three programs.

As discussed in Note C, FBS and First Interstate Bancorp have announced a merger agreement to be accounted for as a pooling. Consistent with the accounting requirements under a pooling, FBS will not purchase treasury shares under its existing authorizations within 90 days of the consummation of the merger (i.e., in the second and third quarters of 1996). After that time, consistent with its prior practice, FBS expects to resume its capital management program to the extent necessary to manage future excess capital retention. At September 30, 1995, approximately 16.3 million shares were available for repurchase under previous authorizations. As previously announced, the Company expects to repurchase approximately 8 million shares in connection with its acquisition of FirsTier.


ACCOUNTING CHANGES

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. ("SFAS") 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" -- The Company adopted SFAS 114 January 1, 1995, which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The adoption of SFAS 114 did not have a material effect on the Company.

SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED
OF" -- The Company has not yet adopted SFAS 121 which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995, and is not expected to have a material effect on the Company.

SFAS 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" -- SFAS 122, issued in May 1995, amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that entities engaged in mortgage banking activities recognize rights to service mortgage loans for others as separate assets, whether those rights were acquired through loan origination activities or through purchase transactions. In addition, a valuation reserve is established for impairment of the mortgage servicing rights. The Statement applies to fiscal years beginning after December 15, 1995; the adoption of SFAS 122 is not expected to have a material effect on the Company.

For further information on accounting changes, refer to Note B on page 17.

CONSOLIDATED BALANCE SHEET

                                                            SEPTEMBER 30   DECEMBER 31
(IN MILLIONS, EXCEPT SHARES)                                    1995          1994
                                                            (UNAUDITED)
ASSETS
Cash and due from banks                                      $  1,586       $  1,707
Federal funds sold                                                 27            135
Securities purchased under agreements to resell                   233            336
Trading account securities                                        164             77
Available-for-sale securities                                   3,302          5,185
Loans                                                          25,877         24,556
 Less allowance for credit losses                                 469            475
 Net loans                                                     25,408         24,081
Bank premises and equipment                                       410            479
Interest receivable                                               189            198
Customers' liability on acceptances                               165            178
Other assets                                                    1,474          1,752
  Total assets                                               $ 32,958       $ 34,128
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                         $  5,779       $  5,933
 Interest-bearing                                              16,116         18,323
  Total deposits                                               21,895         24,256
Federal funds purchased                                         1,330          1,630
Securities sold under agreements to repurchase                    272            938
Other short-term funds borrowed                                 2,554            658
Long-term debt                                                  3,127          2,981
Acceptances outstanding                                           165            178
Other liabilities                                                 879            875
  Total liabilities                                            30,222         31,516
Shareholders' equity:
 Preferred stock                                                  105            118
 Common stock, par value $1.25 a share-authorized
   200,000,000 shares; issued:
   9/30/95 - 135,632,324 shares;
   12/31/94 - 134,599,409 shares                                  169            168
 Capital surplus                                                  900            866
 Retained earnings                                              1,837          1,593
 Unrealized loss on securities, net of tax                         (3)          (106)
 Less cost of common stock in treasury:
  9/30/95 - 6,202,961 shares; 12/31/94 - 767,000 shares          (272)           (27)
   Total shareholders' equity                                   2,736          2,612
   Total liabilities and shareholders' equity                $ 32,958       $ 34,128

CONSOLIDATED STATEMENT OF INCOME


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
(IN MILLIONS, EXCEPT PER-SHARE DATA)             SEPTEMBER 30   SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30
(UNAUDITED)                                          1995          1994          1995           1994

INTEREST INCOME
Loans                                                 $573.8      $491.3       $1,693.0      $1,393.3

Securities:
 Taxable                                                52.6        89.7          175.2         242.0
 Exempt from federal income taxes                        2.8         3.0            8.4           9.1
Other interest income                                    8.3         8.4           26.4          23.8

 Total interest income                                 637.5       592.4        1,903.0       1,668.2

INTEREST EXPENSE
Deposits                                               173.0       151.5          538.2         433.1
Federal funds purchased and repurchase agreements       24.8        34.5           87.6          66.5
Other short-term funds borrowed                         34.6         3.8           56.8          11.5
Long-term debt                                          48.0        39.5          140.5         104.3

 Total interest expense                                280.4       229.3          823.1         615.4

Net interest income                                    357.1       363.1        1,079.9       1,052.8
Provision for credit losses                             31.0        27.0           84.0          79.6

Net interest income after provision for
 credit losses                                         326.1       336.1          995.9         973.2

NONINTEREST INCOME
Credit card fees                                        62.7        49.2          171.0         128.7
Trust fees                                              42.8        38.9          127.5         117.5
Service charges on deposit accounts                     30.9        32.1           93.3          96.6
Insurance commissions                                    7.5         8.2           20.8          21.4
Securities losses                                        --         (2.8)           --           (2.8)
Gain on sale of branches                                31.0         --            31.0           --
Other                                                   41.6        44.7          142.2         136.1

 Total noninterest income                              216.5       170.3          585.8         497.5

NONINTEREST EXPENSE
Salaries                                               108.0       114.5          329.9         334.2
Employee benefits                                       22.1        27.1           76.0          81.3
Net occupancy                                           24.3        26.9           74.3          78.8
Furniture and equipment                                 23.5        21.5           71.8          65.7
Amortization of goodwill and other
 intangible assets                                      13.9        13.2           42.2          36.6
FDIC insurance                                           2.8        13.7           30.2          44.0
Advertising                                              8.4         7.7           23.9          27.0
Other personnel costs                                   11.0         8.5           28.4          27.1
Professional services                                    8.5         9.6           25.6          26.6
Data processing                                          4.2         4.8           12.9          14.7
Other                                                   84.4        65.1          203.4         177.7

 Total noninterest expense                             311.1       312.6          918.6         913.7

Income from continuing operations before
 income taxes                                          231.5       193.8          663.1         557.0
Applicable income taxes                                 85.8        74.3          245.7         210.1

Income from continuing operations                      145.7       119.5          417.4         346.9
Loss from discontinued operations                        --         (7.0)           --           (6.6)

Net income                                            $145.7      $112.5       $  417.4      $  340.3

Net income applicable to common equity                $143.9      $110.3       $  411.8      $  330.0

EARNINGS PER COMMON SHARE
Average common and common equivalent shares      133,648,942 137,944,608    135,007,519   136,029,810
Income from continuing operations                    $  1.08     $   .85      $    3.05     $    2.47
Loss from discontinued operations                        --         (.05)           --           (.04)
Net income                                           $  1.08     $   .80      $    3.05     $    2.43


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                    UNREALIZED
                                              COMMON                                            GAINS/(LOSSES)
(IN MILLIONS, EXCEPT SHARES)                  SHARES   PREFERRED   COMMON   CAPITAL   RETAINED  ON SECURITIES,   TREASURY
(UNAUDITED)                             OUTSTANDING*       STOCK    STOCK   SURPLUS   EARNINGS    NET OF TAXES    STOCK**     TOTAL

BALANCE DECEMBER 31, 1993                130,408,480      $278.1   $169.8    $852.2   $1,575.4         $  38.0    $(169.4) $2,744.1
Net Income                                                                               340.3                                340.3
Dividends declared:
 Preferred                                                                               (10.3)                               (10.3)
 Common                                                                                 (117.0)                              (117.0)
Purchase of treasury stock                (4,231,700)                 (.9)    (17.2)                               (124.2)   (142.3)
Repurchase of stock warrants                                                   (2.3)                                           (2.3)
Acquisition of Boulevard Bancorp,
 Inc. for common stock, warrants,
 and stock options                         6,227,649                  1.9      54.9                                 149.4     206.2
Other business combinations                1,385,806                                     (13.9)                      48.1      34.2
Issuance of common stock:
 Dividend reinvestment                       138,194                             .2                                   4.7       4.9
 Stock option and stock
  purchase plans                           1,227,594                   .5       7.1      (13.4)                      26.3      20.5
 Stock warrants exercised                    545,186                   .2       1.0       (8.0)                      13.1       6.3
Redemption of preferred stock                             (160.0)                         (7.0)                              (167.0)
Change in unrealized
 gains/(losses)                                                                                         (117.2)              (117.2)
BALANCE SEPTEMBER 30, 1994               135,701,209      $118.1   $171.5    $895.9   $1,746.1         $ (79.2)    $(52.0) $2,800.4

BALANCE DECEMBER 31, 1994                133,832,409      $118.1   $168.3    $865.8   $1,592.8         $(106.4)    $(26.7) $2,611.9
Net Income                                                                               417.4                                417.4
Dividends declared:
 Preferred                                                                                (5.6)                                (5.6)
 Common                                                                                 (145.2)                              (145.2)
Purchase of treasury stock                (7,991,505)                                                              (341.8)   (341.8)
Business combinations                      1,619,998                   .3       4.3                                  52.4      57.0
Issuance of common stock:
 Dividend reinvestment                       169,590                             .3                                   6.8       7.1
 Stock option and stock
  purchase plans                           1,725,303                   .9      29.2      (20.1)                      35.1      45.1
 Stock warrants exercised                     34,404                                      (1.0)                       1.2        .2
Redemption/conversion of
 preferred stock                              39,164       (13.3)                         (1.3)                       1.5     (13.1)
Change in unrealized
 gains/(losses)                                                                                          103.2                103.2
BALANCE SEPTEMBER 30, 1995               129,429,363      $104.8   $169.5    $899.6   $1,837.0          $ (3.2)   $(271.5) $2,736.2

*    Defined as total common shares less common stock held in treasury.
** Ending treasury shares were 6,202,961 at September 30, 1995; 767,000 at December 31, 1994; 1,496,525 at September 30, 1994; and 5,391,883 at
     December 31, 1993.


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                        SEPTEMBER 30   SEPTEMBER 30
(UNAUDITED, IN MILLIONS)                                    1995           1994
OPERATING ACTIVITIES
 Net cash provided by operating activities              $   515.6       $ 1,321.3
INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks                        29.1            60.4
 Loans outstanding                                         (996.1)       (1,400.3)
 Securities purchased under agreements to resell            103.6            24.5
Available-for-sale securities:
 Sales                                                    1,978.1           991.1
 Maturities                                                 411.3           956.0
 Purchases                                                 (296.6)         (879.2)
Investment securities:
 Maturities                                                   --            240.3
 Purchases                                                    --           (283.4)
Proceeds from sales/repayments of other real estate          34.6            88.9
Net purchases of bank premises and equipment                 (4.1)          (45.0)
Cash and cash equivalents of acquired subsidiaries           16.3            74.5
Business acquisitions, net of cash received                   --           (107.2)
Other - net                                                   2.5            (3.1)
 Net cash provided (used) by investing activities         1,278.7          (282.5)
FINANCING ACTIVITIES
Net cash (used) provided by:
 Deposits                                                (2,624.4)       (4,019.6)
 Federal funds purchased and securities sold under
  agreements to repurchase                                 (965.9)        1,995.2
 Short-term borrowings                                    1,885.2           (33.1)
Long-term debt transactions:
 Proceeds                                                   700.6         1,388.8
 Principal payments                                        (564.6)         (730.6)
Redemption of preferred stock                               (13.1)         (167.0)
Proceeds from issuance of common stock                       52.4            31.7
Purchase of treasury stock and stock warrants              (341.8)         (144.6)
Cash dividends                                             (150.8)         (127.3)
  Net cash used by financing activities                  (2,022.4)       (1,806.5)
  Change in cash and cash equivalents                      (228.1)         (767.7)
Cash and cash equivalents at beginning of period          1,841.9         2,798.6
  Cash and cash equivalents at end of period            $ 1,613.8       $ 2,030.9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and FBS believes such presentation is adequate to make the information presented not misleading. For further information, refer to FBS's Current Report on Form 8-K filed March 3, 1995, which includes a copy of the Company's restated consolidated financial statements and footnotes for the year ended December 31, 1994, which give effect to the merger of Metropolitan Financial Corporation, as discussed in Note C below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE B. Accounting Changes

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- Effective January 1, 1995, FBS adopted Statement of Financial Accounting Standards No. ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows based on the effective interest rate of the loan, or the observable market price or the fair value of a collateral dependent loan. This differs from the Company's prior policy in that it requires the establishment of a valuation allowance for uncollectible interest in addition to the principal amounts of impaired loans. The Statement also requires the reclassification of in-substance foreclosures from other real estate to nonperforming loans for all periods if the Company has not taken possession of the collateral. The adoption of SFAS 114 did not have a material effect on the Company.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF -- FBS has not yet adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values. The Statement is effective for fiscal years beginning after December 15, 1995, and is not expected to have a material effect on the Company.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS -- SFAS 122, "Accounting for Mortgage Servicing Rights," issued in May 1995, amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that entities engaged in mortgage banking activities recognize rights to service mortgage loans for others as separate assets, whether those rights were acquired through loan origination activities or through purchase transactions. In addition, a valuation reserve is established for impairment of the mortgage servicing rights based on the predominant risk characteristics of the underlying loans and subsequently adjusted to reflect changes in the fair value of the servicing rights. The Statement applies to fiscal years beginning after December 15, 1995; the adoption of SFAS 122 is not expected to have a material effect on the Company.

NOTE C. Business Combinations and Divestitures

FIRST INTERSTATE BANCORP -- On November 6, 1995, FBS and First Interstate Bancorp ("FI") announced that they had entered into a definitive agreement whereby FBS will exchange 2.6 shares of its common stock for each share of FI common stock (and cash in lieu of fractional shares). The combined institution, which will use the First Interstate Bancorp name, will have approximately $90 billion in assets and $7 billion in shareholders' equity. The transaction, which will qualify as a tax-free reorganization and be accounted for as a pooling of interests, is subject to shareholder and regulatory approvals and is expected to close in the second quarter of 1996.

FIRSTIER FINANCIAL, INC. -- On August 7, 1995, FBS announced an agreement to acquire FirsTier Financial, Inc. ("FirsTier"), a regional financial services holding company based in Omaha, Nebraska. As of September 30, 1995, FirsTier had $3.6 billion in assets, $2.8 billion in deposits and operated 63 offices in Nebraska and Iowa. Subject to FirsTier shareholder and regulatory approvals, the Company will exchange .8829 shares of FBS common stock for each common share of FirsTier, resulting in a per share price of $38 at the date of the announcement of the transaction. The aggregate purchase price for the transaction as of the announcement date was approximately $714 million. The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 1996.

METROPOLITAN FINANCIAL CORPORATION -- On January 24, 1995, the Company issued
21.7 million shares to complete the merger with Metropolitan Financial Corporation ("MFC"), a regional financial services holding company headquartered in Minneapolis, Minnesota. As of December 31, 1994, MFC had approximately $7.9 billion in assets, $5.5 billion in deposits and 211 offices principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. FBS used the pooling of interests method to account for the transaction. Accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the accounts and operations of MFC.

BOULEVARD BANCORP, INC. -- On March 25, 1994, FBS completed the acquisition of Boulevard Bancorp, Inc. ("Boulevard"), a $1.6 billion commercial bank holding company headquartered in Chicago, Illinois, which was accounted for as a purchase. Under the terms of the purchase agreement, 6.2 million shares of the Company's common stock were issued and Boulevard's outstanding stock options and warrants were converted into stock options and warrants for the Company's common stock. The Company bought back existing shares of its common stock approximately equal to the number of shares issued at the time of closing of the Boulevard acquisition. The results of operations of Boulevard are included in the Company's Consolidated Statement of Income since the date of acquisition.

OTHER ACQUISITIONS -- On August 22, 1995, FBS announced that it had signed a definitive agreement to acquire the corporate trust business of BankAmerica Corporation. After the acquisition, the Company will be the nation's leading provider of domestic corporate trust services as measured by revenues, which will approximate $145 million. The acquisition requires regulatory approvals and is expected to close on various dates in the fourth quarter of 1995 and the first quarter of 1996.

On November 1, 1995, the Company completed the acquisition of two commercial banking holding companies -- Midwestern Services, Inc. and Southwest Holdings, Inc. -- both of Omaha, Nebraska. Together, the two companies have total assets of $424 million, total deposits of $380 million, and 12 branches in Omaha.

The Company completed the acquisition of First Western Corporation, parent company of Western Bank, on March 16, 1995, with $317 million in assets and nine branches in and around Sioux Falls, South Dakota. On March 25, 1994, the Company completed the acquisition of Rocky Mountain Financial Corporation, a $537 million savings bank holding company located in Cheyenne, Wyoming. Both of these acquisitions were accounted for as purchases.

PLANNED DISVESTITURES -- On September 7, 1995, FBS announced that it will seek a buyer for its mortgage banking company and that it will instead deliver mortgage loan products through its bank branches and telemarketing.

The Company announced on September 20, 1995 an agreement to sell Edina Reality, Inc., its real estate brokerage subsidiary, to a local investor group. This subsidiary is accounted for as discontinued operations.

NOTE D. Securities

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                     SEPTEMBER 30, 1995       DECEMBER 31, 1994
                                     AMORTIZED     FAIR    AMORTIZED       FAIR
(IN MILLIONS)                             COST    VALUE         COST      VALUE

U.S. Treasury                             $919     $911       $1,177     $1,113
Mortgage-backed securities               1,782    1,758        3,400      3,297
Other U.S. agencies                        176      175          333        323
State and political                        173      178          178        181
Other                                      257      280          269        271
 Total                                  $3,307   $3,302       $5,357     $5,185


NOTE E. Loans

The composition of the loan portfolio was as follows:

                                                     SEPTEMBER 30   DECEMBER 31
(IN MILLIONS)                                                1995          1994

COMMERCIAL:
 Commercial                                                $8,311        $7,285
 Financial institutions                                       851           787
 Real estate:
  Commercial mortgage                                       2,476         2,454
  Construction                                                356           330
   Total commercial loans                                  11,994        10,856
CONSUMER:
 Residential mortgage                                       4,772         5,098
 Residential mortgage held for sale                           357           197
 Home equity and second mortgage                            2,704         2,453
 Credit card                                                2,397         2,409
 Automobile                                                 1,867         1,770
 Revolving credit                                             742           725
 Installment                                                  644           712
 Student                                                      400           336
   Total consumer loans                                    13,883        13,700
   Total loans                                            $25,877       $24,556

At September 30, 1995, FBS had $70 million in loans considered impaired under SFAS 114, included in its nonaccrual loans. Of this amount, $64 million was measured using the fair value of the loans' collateral, and $6 million was below the Company's threshold for valuing individual loans. The carrying value of the impaired loans was less than or equal to the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended September 30, 1995, the average recorded investment in impaired loans was approximately $79 million. No interest income was recognized on these impaired loans during the quarter.

NOTE F. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                          SEPTEMBER 30   DECEMBER 31
(IN MILLIONS)                                                                                     1995          1994
Floating-rate subordinated capital notes - due November 29, 1996                                  $149          $150
Fixed-rate subordinated notes:
 8.25% due October 1, 1999                                                                          --            86
 6.625% due May 15, 2003                                                                           100           100
 6.00% due October 15, 2003                                                                        100           100
 7.55% due June 15, 2004                                                                           100           100
 8.00% due July 2, 2004                                                                            125           125
 8.35% due November 1, 2004                                                                        100           100
 7.625% due May 1, 2005                                                                            150            --
 6.875% due September 15, 2007                                                                     250            --
Step-up subordinated notes - due August 15, 2005                                                   100           100
Floating-rate subordinated notes - due November 30, 2010                                           107           107
Federal Home Loan Bank advances (4.24% to 7.90%) - maturities to May 2008                        1,102         1,385
Medium-term notes (5.7825%to 9.89%) - maturities to November 1997                                  651           514
Other                                                                                               93           114
  Total                                                                                         $3,127        $2,981

NOTE G. Shareholders' Equity

On July 19, 1995, the Board of Directors authorized an 8.3 million common stock repurchase program which is approximately one-half of the number of shares to be issued in the purchase acquisition of FirsTier Financial, Inc. During the first quarter of 1995, the Board of Directors authorized two common stock repurchase programs totaling 16 million shares. A two million share authorization, which provided shares for stock purchase and option plans and for the purchase acquisition of First Western Corporation, was completed during the second quarter. A 14 million share authorization will allow FBS to buy back shares in connection with future excess capital retention expected through December 31, 1996, and is predicated upon such excess capital, as well as for stock purchase and option plans. As of September 30, 1995, approximately 8.0 million shares have been repurchased under the three programs, and approximately 1.8 million of these shares have been reissued for the designated purposes.

As discussed in Note C, FBS and First Interstate Bancorp have announced a merger agreement to be accounted for as a pooling. Consistent with the accounting requirements under a pooling, FBS will not purchase treasury shares under its existing authorizations within 90 days of the consummation of the merger (i.e., in the second and third quarters of 1996). After that time, consistent with its prior practice, FBS expects to resume its capital management program to the extent necessary to manage future excess capital retention. At September 30, 1995, approximately 16.3 million shares were available for repurchase under previous authorizations. As previously announced, the Company expects to repurchase approximately 8 million shares in connection with its acquisition of FirsTier.

NOTE H. Income Taxes

The components of income tax expense were:

                                                        THREE MONTHS ENDED
                                                   SEPTEMBER 30   SEPTEMBER 30
(IN MILLIONS)                                              1995           1994

FEDERAL:
 Current tax                                              $65.0          $47.1
 Deferred tax provision                                    11.8           15.7
  Federal income tax                                       76.8           62.8
STATE:
 Current tax                                               11.3           10.9
 Deferred tax (credit) provision                           (2.3)            .6
  State income tax                                          9.0           11.5
Total income tax provision                                $85.8          $74.3

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                        THREE MONTHS ENDED
                                                   SEPTEMBER 30   SEPTEMBER 30
(IN MILLIONS)                                              1995           1994

Tax at statutory rate (35%)                               $81.0          $67.9
State income tax, net of federal tax benefit                5.8            7.8
Tax effect of:
 Tax-exempt interest:
  Loans                                                    (1.3)          (1.5)
  Securities                                                (.9)          (1.1)
 Amortization of goodwill                                   3.0            2.7
 Other items                                               (1.8)          (1.5)
Applicable income taxes                                   $85.8          $74.3

The Company's net deferred tax asset was $244.8 million at September 30, 1995, and $363.0 million at December 31, 1994.

NOTE I. Commitments, Contingent Liabilities and Off-Balance Sheet Financial Instruments

The Company uses various financial instruments that have off-balance sheet risk in the normal course of business to manage its interest rate risk and to meet the financing needs of its customers. The contract or notional amounts of these financial instruments were as follows:

                                                      SEPTEMBER 30  DECEMBER 31
(IN MILLIONS)                                                 1995         1994

Commitments to extend credit:
 Commercial                                                 $6,792      $7,006
 Corporate and purchasing cards                              8,942       3,210
 Consumer credit card                                        8,690       7,875
 Other consumer                                              3,148       2,628
Letters of credit:
 Standby                                                     1,374       1,321
 Commercial                                                    185         175
Interest rate swap contracts:
 Hedge                                                       2,974       2,674
 Intermediated                                                 169         127
Interest rate option contracts:
 Hedge interest rate floors purchased                        1,250         950
 Hedge interest rate caps purchased                            200         250
 Intermediated interest rate caps and floors purchased         141         127
 Intermediated interest rate caps and floors written           141         127
Liquidity support guarantees and forward and option
 contracts                                                     545         338
Foreign currency commitments:
 Commitments to purchase                                     1,304         941
 Commitments to sell                                         1,303         941
Mortgages sold with recourse                                   246         312
Commitment to sell loans                                       349         935

Activity for the nine months ending September 30, 1995, with respect to interest rate swaps which the Company uses to hedge commercial loans, medium-term notes, subordinated debt, deposit notes, long-term certificates of deposit, deposit accounts, and savings certificates was as follows:

(In Millions)

Notional amount outstanding at December 31, 1994                 $2,674
Additions                                                           625
Maturities                                                          325
 Notional amount outstanding at September 30, 1995               $2,974

The weighted average interest rates paid on interest rate swaps designated as hedges were 5.79 percent and 6.09 percent at September 30, 1995, and December 31, 1994, respectively. At these same dates, the weighted average interest rates received were 6.82 percent and 6.91 percent. FBS receives fixed and pays floating on all hedges as of September 30, 1995. Net unamortized deferred gains were $4.1 million at September 30, 1995, which amortize through 2000.

Interest rate floors totaling $950 million with an average remaining maturity of
2.2 years at September 30, 1995, and 3.0 years at December 31, 1994, hedged floating rate commercial loans. Interest rate floors totaling $300 million with an average remaining maturity of 1.0 years at September 30, 1995, hedged the reinvestment risk of fixed rate residential mortgage loans. For interest rate floors designated as hedges, the strike rate ranged from 3.25 percent to 6.36 percent at September 30, 1995, and 3.25 percent to 4.0 percent for December 31, 1994. At September 30, 1995, the total notional amount of interest rate caps purchased was $200 million with a strike level at 6.0 percent. The total notional amount of interest rate caps purchased at December 31, 1994, was $250 million with an average strike level at 6.10 percent.

NOTE J. Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $1,047 million and $1,318 million at September 30, 1995, and December 31, 1994, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                             NINE MONTHS ENDED
                                                      SEPTEMBER 30    SEPTEMBER 30
(IN MILLIONS)                                                 1995            1994
Income taxes paid                                          $ 168.4       $   138.2
Interest paid                                                785.2           595.5
Net noncash transfers to foreclosed property                  15.8            30.3
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $63.5 in 1995 and $48.8
 in 1994                                                     103.2          (117.2)
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                     $    --       $   805.9
 Liabilities assumed                                            --          (698.7)
   Net                                                     $    --       $   107.2
Stock acquisitions of businesses:
 Fair value of noncash assets acquired                     $ 329.3       $ 1,805.8
 Net cash acquired                                            16.3            74.5
 Liabilities assumed                                        (288.6)       (1,648.0)
   Net value of common stock issued                        $  57.0       $   232.3

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                1995                         1994                      % CHANGE
                                                                         INTEREST                        INTEREST       AVERAGE
                                                                           YIELDS                          YIELDS       BALANCE
FOR THE THREE MONTHS ENDED SEPTEMBER 30                                       AND                             AND      INCREASE
(IN MILLIONS)                                     BALANCE     INTEREST      RATES     BALANCE   INTEREST    RATES    (DECREASE)
ASSETS
Securities:
 U.S. Treasury                                       $919        $14.6       6.30%     $1,591      $21.0     5.24%        (42.2)%
 Mortgage-backed securities                         1,831         31.1       6.74       3,612       58.7     6.45         (49.3)
 State & political subdivisions                       173          4.5      10.32         187        4.9    10.40          (7.5)
 U.S. agencies and other                              433          6.6       6.05         687        9.5     5.49         (37.0)
  Total securities                                  3,356         56.8       6.71       6,077       94.1     6.14         (44.8)
  Unrealized loss on available-for-sale
    securities                                        (13)                                (94)
     Net securities                                 3,343                               5,983
Trading account securities                             87          1.2       5.47          72         .9     4.96          20.8
Federal funds sold and resale agreements              263          3.8       5.73         348        4.0     4.56         (24.4)
Loans:
 Commercial:
  Commercial                                        8,091        173.5       8.51       7,004      134.0     7.59          15.5
  Financial institutions                              814          8.7       4.24         919        5.8     2.50         (11.4)
  Real estate:
   Commercial mortgage                              2,406         55.4       9.14       2,415       52.4     8.61           (.4)
   Construction                                       340          8.1       9.45         274        5.6     8.11          24.1
   Total commercial                                11,651        245.7       8.37      10,612      197.8     7.39           9.8
 Consumer:
  Residential mortgage                              4,841         92.0       7.54       5,182       94.0     7.20          (6.6)
  Residential mortgage held for sale                  358          6.8       7.54         298        5.7     7.59          20.1
  Home equity and second mortgage                   2,679         65.8       9.74       2,335       51.9     8.82          14.7
  Credit card                                       2,347         73.4      12.41       2,185       65.5    11.89           7.4
  Other                                             3,660         92.2       9.99       3,325       78.8     9.40          10.1
   Total consumer                                  13,885        330.2       9.43      13,325      295.9     8.81           4.2
   Total loans                                     25,536        575.9       8.95      23,937      493.7     8.18           6.7
 Allowance for credit losses                          469                                 487                              (3.7)
  Net loans                                        25,067                              23,450                               6.9
Other earning assets                                  238          3.2       5.33         253        3.6     5.65          (5.9)
   Total earning assets*                           29,480        640.9       8.63      30,687      596.3     7.71          (3.9)
Cash and due from banks                             1,659                               1,695                              (2.1)
Other assets                                        2,111                               2,107                                .2
   Total assets                                   $32,768                             $33,908                              (3.4)%
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                      $5,591                              $6,113                              (8.5)%
 Interest-bearing deposits:
  Interest checking                                 2,728         10.1       1.47       2,907       11.1     1.51          (6.2)
  Money market accounts                             3,871         36.9       3.78       3,982       27.7     2.76          (2.8)
  Other savings accounts                            1,633          9.7       2.36       2,295       12.8     2.21         (28.8)
  Savings certificates                              7,256         98.9       5.41       7,686       80.4     4.15          (5.6)
  Certificates over $100,000                        1,028         17.4       6.72       1,354       19.5     5.71         (24.1)
   Total interest-bearing deposits                 16,516        173.0       4.16      18,224      151.5     3.30          (9.4)
Short-term borrowings                               3,928         59.4       6.00       3,245       38.3     4.68          21.0
Long-term debt                                      2,892         48.0       6.58       2,741       39.5     5.72           5.5
   Total interest-bearing liabilities              23,336        280.4       4.77      24,210      229.3     3.76          (3.6)
Other liabilities                                   1,043                                 817                              27.7
Preferred equity                                      105                                 118                             (11.0)
Common equity                                       2,701                               2,710                               (.3)
Unrealized loss on available-for-sale
 securities, net of taxes                              (8)                                (60)                            (86.7)
   Total liabilities and shareholders' equity     $32,768                             $33,908                              (3.4)%
Net interest income                                             $360.5                            $367.0
Gross interest margin                                                        3.86%                           3.95%
Gross interest margin without taxable-
 equivalent increments                                                       3.81%                           3.90%
Net interest margin                                                          4.85%                           4.74%
Net interest margin without taxable-
 equivalent increments                                                       4.81%                           4.69%


Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                1995                         1994                      % CHANGE
                                                                         INTEREST                        INTEREST       AVERAGE
                                                                           YIELDS                          YIELDS       BALANCE
FOR THE NINE MONTHS ENDED SEPTEMBER 30                                        AND                             AND      INCREASE
(IN MILLIONS)                                     BALANCE     INTEREST      RATES     BALANCE   INTEREST    RATES    (DECREASE)
ASSETS
Securities:
 U.S. Treasury                                       $990        $46.0       6.21%     $1,681      $65.9     5.24%        (41.1)%
 Mortgage-backed securities                         2,069        105.8       6.84       3,154      149.6     6.34         (34.4)
 State & political subdivisions                       175         13.9      10.62         192       15.1    10.51          (8.9)
 U.S. agencies and other                              490         22.2       6.06         608       25.0     5.50         (19.4)
  Total securities                                  3,724        187.9       6.75       5,635      255.6     6.06         (33.9)
  Unrealized loss on available-for-sale
    securities                                        (66)                                (38)
   Net securities                                   3,658                               5,597
Trading account securities                             87          3.5       5.38          66        2.2     4.46          31.8
Federal funds sold and resale agreements              289         12.8       5.92         420       11.9     3.79         (31.2)
Loans:
 Commercial:
  Commercial                                        7,920        515.3       8.70       6,707      362.2     7.22          18.1
  Financial institutions                              727         22.2       4.08       1,251       23.1     2.47         (41.9)
  Real estate:
   Commercial mortgage                              2,426        163.8       9.03       2,325      148.2     8.52           4.3
   Construction                                       353         25.0       9.47         254       14.6     7.69          39.0
   Total commercial                                11,426        726.3       8.50      10,537      548.1     6.95           8.4
 Consumer:
  Residential mortgage                              4,970        281.9       7.58       5,465      294.0     7.19          (9.1)
  Residential mortgage held for sale                  248         14.3       7.71         439       22.9     6.97         (43.5)
  Home equity and second mortgage                   2,571        185.7       9.66       2,158      137.6     8.53          19.1
  Credit card                                       2,311        216.9      12.55       1,983      179.7    12.12          16.5
  Other                                             3,641        274.0      10.06       3,173      217.9     9.18          14.7
   Total consumer                                  13,741        972.8       9.47      13,218      852.1     8.62           4.0
   Total loans                                     25,167      1,699.1       9.03      23,755    1,400.2     7.88           5.9
 Allowance for credit losses                          473                                 487                              (2.9)
  Net loans                                        24,694                              23,268                               6.1
Other earning assets                                  234         10.1       5.77         248        9.8     5.28          (5.6)
   Total earning assets*                           29,501      1,913.4       8.67      30,124    1,679.7     7.46          (2.1)
Cash and due from banks                             1,681                               1,722                              (2.4)
Other assets                                        2,151                               2,059                               4.5
   Total assets                                   $32,794                             $33,380                              (1.8)%
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                      $5,512                              $6,407                             (14.0)%
 Interest-bearing deposits:
  Interest checking                                 2,849         34.3       1.61       3,081       33.3     1.45          (7.5)
  Money market accounts                             3,846        108.7       3.78       4,099       79.1     2.58          (6.2)
  Other savings accounts                            1,753         32.7       2.49       2,137       36.0     2.25         (18.0)
  Savings certificates                              7,899        308.6       5.22       7,723      226.0     3.91           2.3
  Certificates over $100,000                        1,089         53.9       6.62       1,409       58.7     5.57         (22.7)
   Total interest-bearing deposits                 17,436        538.2       4.13      18,449      433.1     3.14          (5.5)
Short-term borrowings                               3,185        144.4       6.06       2,411       78.0     4.33          32.1
Long-term debt                                      2,901        140.5       6.48       2,521      104.3     5.53          15.1
   Total interest-bearing liabilities              23,522        823.1       4.68      23,381      615.4     3.52            .6
Other liabilities                                   1,022                                 851                              20.1
Preferred equity                                      106                                 152                             (30.3)
Common equity                                       2,676                               2,613                               2.4
Unrealized loss on available-for-sale
 securities, net of taxes                             (44)                                (24)                             83.3
   Total liabilities and shareholders' equity     $32,794                             $33,380                              (1.8)%
Net interest income                                           $1,090.3                          $1,064.3
Gross interest margin                                                        3.99%                           3.94%
Gross interest margin without taxable-
 equivalent increments                                                       3.94%                           3.88%
Net interest margin                                                          4.94%                           4.72%

Net interest margin without taxable-
 equivalent increments                                                       4.89%                           4.67%

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     11 Computation of Primary and Fully Diluted Net Income Per Common Share

     12 Computation of Ratio of Earnings to Fixed Charges

     27 Article 9 Financial Data Schedule*

(b)  REPORTS ON FORM 8-K

     During the three months ended September 30, 1995, FBS filed the following reports on Form 8-K:

          Form 8-K filed July 6, 1995, relating to the completion of distribution agreements with certain underwriters for the public offering of up to $750 million of medium-term notes.

          Form 8-K filed August 18, 1995, relating to the Company's announcement that it had signed a purchase agreement to acquire FirsTier Financial, Inc. ("FirsTier").

          Form 8-K/A filed on August 30, 1995, amending the Form 8-K filed on August 18, 1995, to include FirsTier's historical financial statements and pro forma financial information reflecting the acquisition of FirsTier.

          Form 8-K filed September 11, 1995, relating to the public offering of $250 million of 6.875 percent subordinated notes.

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST BANK SYSTEM, INC.

                                        By: /s/ DAVID J. PARRIN
                                            David J. Parrin
                                            Senior Vice President & Controller
                                            (Chief Accounting Officer and
                                            Duly Authorized Officer)
DATE: November 9, 1995



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