Form 10-K405
period 1995-12-31
FIRST BANK SYSTEM INC
filed 1996-03-04
CIK 36104

                                   [GRAPHIC]










           First Bank System  [LOGO]  1995 Annual Report / Form 10-K

First Bank System

FBS Banking Region
--------------------------------------------------------------------------------


                                   [US MAP]




About the Company
--------------------------------------------------------------------------------

First Bank System, Inc. (FBS) is a regional bank holding company serving 11 Midwestern and Rocky Mountain states through more than 362 banking locations and 18 nonbank offices. Headquartered in Minneapolis, FBS has $38 billion in assets and a market capitalization in excess of $8 billion, placing us among the top 20 U.S. banks. This reflects our acquisition of FirsTier Financial, Inc., which was
completed on February 16, 1996.   . FBS has four core businesses and a culture
that is focused on creating value for shareholders. Our banking franchise has leading market shares in most of our region's major markets. We are a leader in electronic payment systems, as the nation's largest issuer of VISA(R) corporate and purchasing cards, and as the sixth largest processor of VISA and MasterCard(R) transactions. Our Commercial Bank's focus on building strong client relationships has translated into attractive returns for shareholders. Following the completion of our acquisition of BankAmerica Corporation's corporate trust business, we will become the nation's largest provider of domestic corporate trust services, in terms of revenue. Our investment management services are growing rapidly. These attributes have made us one of
the nation's top performing banks.   . The purpose of this report is to provide
information on FBS's financial condition at December 31, 1995. Therefore, it
does not reflect the acquisition of FirsTier Financial.   . FBS is listed on the
New York Stock Exchange under the ticker symbol FBS and also may be found under FtBkSy.

Contents
--------------------------------------------------

Letter to Shareholders.......................   2
Business Line Reviews........................   6
Management's Discussion & Analysis...........  14
Consolidated Financial Statements............  41
Five-Year Consolidated Financial Statements..  71
Quarterly Consolidated Financial Data........  73
Form 10-K....................................  78
Executive Officers & Directors...............  82
FBS Locations................................  83
Corporate Data...............................  84

Financial Summary

                                                                                                   Percent Change
(Dollars in Millions, Except Per Share Data)                                      1995      1994        1994-1995
-----------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Income from continuing operations before merger-related items..............    $ 568.1   $ 470.4             20.8%
Merger-related items.......................................................          -    (156.9)               *
Discontinued operations....................................................          -      (8.5)               *
                                                                               -----------------
Net income.................................................................    $ 568.1   $ 305.0             86.3
                                                                               -----------------
PER COMMON SHARE
Primary income from continuing operations before merger-related items......    $  4.19   $  3.36             24.7
Merger-related items.......................................................          -     (1.15)               *
Discontinued operations....................................................          -      (.06)               *
                                                                               -----------------
Primary net income.........................................................    $  4.19   $  2.15             94.9
                                                                               -----------------
Fully diluted income from continuing operations before merger-related items    $  4.11   $  3.32             23.8
Merger-related items.......................................................          -     (1.12)               *
Discontinued operations....................................................          -      (.06)               *
                                                                               -----------------
Fully diluted net income...................................................    $  4.11   $  2.14             92.1
                                                                               -----------------
Earnings on a cash basis (fully diluted)**.................................    $  4.53   $  2.50             82.9
Dividends paid.............................................................       1.45      1.16             25.0
Common shareholders' equity................................................      20.59     18.63             10.5
                                                                               -----------------
RETURN ON AVERAGE ASSETS
Income from continuing operations before merger-related items..............       1.73%     1.40%               *
Merger-related items.......................................................          -      (.47)               *
Discontinued operations....................................................          -      (.02)               *
                                                                               -----------------
Return on average assets                                                          1.73%      .91%               *
                                                                               -----------------
RETURN ON AVERAGE COMMON EQUITY
Income from continuing operations before merger-related items..............       21.3%     17.6%               *
Merger-related items.......................................................          -      (6.0)               *
Discontinued operations....................................................          -       (.4)               *
                                                                               -----------------
Return on average common equity............................................       21.3%     11.2%               *
                                                                               -----------------
Net interest margin........................................................       4.91%     4.74%               *
Efficiency ratio before merger-related items and nonrecurring items........       53.3      58.1                *
Efficiency ratio...........................................................       53.9      64.0                *

AT YEAR END
Loans......................................................................    $26,400   $24,556              7.5%
Allowance for credit losses................................................        474       475              (.2)
Assets.....................................................................     33,874    34,128              (.7)
Total shareholders' equity.................................................      2,725     2,612              4.3
Tangible common equity to total assets.....................................        6.5%      6.2%               *
Tier 1 capital ratio.......................................................        6.5       7.3                *
Total risk-based capital ratio.............................................       11.0      11.4                *
Leverage ratio.............................................................        6.1       6.2                *
-----------------------------------------------------------------------------------------------------------------

 *Not meaningful.
**Calculated by adding amortization of goodwill and other intangible assets to net income.

                  [GRAPHS APPEAR HERE--SEE GRAPHICS APPENDIX]

                                     First Bank System, Inc. and Subsidiaries  1

To Our Shareholders

New technology, massive mergers, and ever increasing competition continue to turn the banking industry on its head. At First Bank System, we find this environment exhilarating. As banks fight to remain competitive--and even survive--few will distinguish themselves as superior choices for customers and investors. I believe that FBS has the structure, technology, people, and growth opportunities to continue to win their loyalty and confidence. . In terms of profitability and efficiency, FBS is one of the nation's top performers. The foundation for our performance is a retail and commercial bank franchise that has dominant market shares throughout our region. We have developed leadership positions in the high-growth corporate and purchasing card businesses, as

-------------------------------------------------------
Over the past six years, the total return of First Bank
System's stock has grown at a compounded annual
rate of 25 percent.
-------------------------------------------------------

well as in corporate trust services. These businesses are driven by a culture that embodies innovation, speed and productivity. . FBS achieved record earnings in 1995 and our strategy for creating shareholder value has generated a 24.6 percent compounded annual total return since 1989. This momentum comes from a disciplined shareholder focus and a formula for superior earnings growth that combines modest net interest income and strong fee growth, a low cost structure, and active capital management. It is an approach that can produce consistent, sustainable results.


YEAR IN REVIEW Focus and discipline produced record earnings in 1995. We continued to allocate resources to businesses with strong risk-adjusted returns and sustainable growth potential, including corporate trust and payment systems. That decision continues to pay off in terms of fee income growth. Technology investments and excellent execution on acquisition integration significantly lowered our cost base and boosted productivity. And FBS continued to maximize shareholder value through capital management. Last year's performance says much about FBS's ability to thrive even in changing industry conditions. . Each core business contributed to last year's success. Retail and Community Banking showed remarkable improvement in profitability. Consumer and business loan growth remained strong. The integration of Metropolitan Financial Corporation, FBS's largest acquisition ever, and growing consumer preference for lower cost, alternative service and transaction channels helped cut nearly $100 million in expenses. As a result, the retail bank's efficiency ratio improved more than 800 basis points to 56.8 percent. The Commercial Bank made new loans that more than offset the expected run-off in loans to mortgage bankers, while further improving credit quality. In Payment Systems, Corporate and Purchasing Cards continued to grow rapidly. Investors can own this fast-growing, fee-based business at the price-earnings multiple of a bank stock. The Trust and Investment Group further strengthened its leadership position in corporate trust services through an acquisition

2 First Bank System, Inc. and Subsidiaries from BankAmerica Corporation that will double our corporate trust revenue next year. . In 1996, we expect our margins and credit quality to be stable. We entered the year with increased confidence in our ability to generate consistent, predictable earnings.

COST CONTROL & PRODUCTIVITY A few years ago, when FBS had achieved an efficiency ratio in the high 50s, compared with an industry average of about 63 percent, some investors asked if we could continue to improve this important measure of performance. The numbers answer that question. In 1995's fourth quarter, FBS's efficiency ratio stood at 51 percent and we're confident that productivity will continue to improve. Part of this optimism comes from our strong culture of constantly striving to do more with less. But an additional reason is how FBS is using technology. . Technology is quickly

                  [GRAPH APPEAR HERE--SEE GRAPHICS APPENDIX]

[PHOTO OF] John F. Grundhofer
Chairman, President and Chief Executive Officer [APPEARS HERE]

cutting service and transaction costs to a fraction of what they were just a few years ago. In our retail bank, technology is changing the way people bank with us. Last year nearly half of our transactions were handled by telephone or automated teller machine. These transactions cost significantly less than what a teller transaction costs. Similarly, telemarketing and direct mail originated 69 percent of all new retail asset accounts last year. FBS was the first U.S. bank to implement a new type of computing technology, parallel processing, which has substantially reduced our transaction processing costs. What makes these savings particularly attractive is that they are recurring. . Lowering costs is only part of the technology story. The other half is revenue growth. We believe that over time new data management technology will help to significantly grow sales in our Retail and Community Banking business, which accounted for more than half of FBS's net income last year. . Through our Relationship Management System
(RMS), we will better understand the current and potential value of each customer

                                     First Bank System, Inc. and Subsidiaries  3
relationship. RMS will provide tellers, bankers and customer service representatives with powerful tools for turning that knowledge into sales and service action. As a result, we expect to deepen relationships, thereby creating more customers for life. The first stages of RMS were implemented in late 1995, with the full rollout expected in 1996. . At FBS, RMS and other new technologies can be especially effective in increasing profitability because of our centralized structure. This ensures maximum leverage of technology investments.

---------------------------------------------------------
Guiding all of our efforts is the resolve to do what's
right for the shareholder. We take this premise to heart.
---------------------------------------------------------

CAPITAL MANAGEMENT Allocating capital is management's most important task. Our goal is to maximize shareholder value by increasing both the level and predictability of cash flow. Good capital allocation requires solid analytical abilities, common sense, and a willingness to make tough decisions. Our approach is based on discounted cash flow. It requires challenging business assumptions, weighing risks, and resisting the tendency to invest incrementally in every business. We constantly reevaluate allocation decisions based on changes in the marketplace. . As I mentioned earlier, we invested additional capital in our fee-based businesses last year. In September, FBS announced plans to sell its residential mortgage subsidiary in the face of the market's irrational pricing and the large technology investment required to remain competitive. Exiting the volatile mortgage business freed capital for reinvestment in our fee-based businesses and further lowered the risk profile of FBS. However, we will continue to serve the mortgage needs of our customers through a smaller, more focused, and lower cost mortgage origination process that includes telephone and video kiosks. . In addition to funding internal growth, FBS uses capital to leverage its strengths through mergers and acquisitions. Including Metropolitan Financial Corporation, we announced or completed six acquisitions in 1995. Three were in Nebraska, making FBS the second largest bank in the state. FBS also will become the nation's largest provider of domestic corporate trust services through its acquisition of BankAmerica's corporate trust business. . While mass provides important economies of scale, size itself is not our goal. We run the company for shareholder value. Acquisitions are one way to add value, assuming they are priced and valued correctly. FBS has the structure, technology and people--as evidenced by 23 recent acquisitions--to achieve the large cost savings required to make acquisitions benefit our shareholders. . We will maintain our disciplined approach toward acquisitions, pursuing only opportunities that fit both our business strategy and pricing requirements. This approach was reflected in our unsuccessful bid to merge with First Interstate Bancorp. The proposed combination was an excellent strategic fit, but increasing the exchange ratio beyond the original terms of the merger agreement was not in the best interest of FBS shareholders. This

4 First Bank System, Inc. and Subsidiaries commitment to shareholders will guide the use of the $200 million break-up fee, $125 million of which has been received. . The success of our businesses has generated more capital than FBS needs for reinvestment and acquisitions. We use excess capital to repurchase our stock because warehousing unneeded capital destroys shareholder value. FBS repurchased 12 million common shares last year and has Board authorization to repurchase up to 13 million additional shares by the end of 1997. The Board also has increased FBS's quarterly dividend 14 percent to $.4125 per share, our fifth consecutive annual increase.

FOCUS ON VALUE Guiding all of our efforts is the resolve to do what's right for the shareholder. We take this premise to heart. It not only is the foundation for our corporate mission and values, but it is the basis for significant financial incentives at all levels of the company. Our top 200 managers have targets for investing one to six times their salary in FBS stock. In addition, all of our employees are eligible for variable pay and many have a substantial portion of their compensation linked to company, business line, and individual performance. As a result, daily action is aligned with shareholder value. . This month FBS announced a streamlining of senior management designed to flatten our organizational structure, improve efficiency, and more effectively deliver service to customers. . Philip G. Heasley, Vice Chairman in charge of retail bank products and Payment Systems, is now also responsible for consumer and small business sales and services in our bank branches. . Richard A. Zona, Vice Chairman--Finance, assumed responsibility for private financial services and business banking within the Retail

-----------------------------------------------------------------------------
                                     Closing
Recent Acquisitions                     Date      Location  Assets (Millions)
BankAmerica Corporate Trust            1Q 96      National                N/A
 FirsTier Financial, Inc.              1Q 96      Nebraska              3,700
 Midwestern Services, Inc.             4Q 95      Nebraska                229
 Southwest Holdings, Inc.              4Q 95      Nebraska                195
 Metropolitan Financial Corporation    1Q 95       Midwest              7,900
 First Western Corporation             1Q 95  South Dakota                317
-----------------------------------------------------------------------------

and Community Banking group. . Susan E. Lester, Executive Vice President-- Finance, has been named Chief Financial Officer. She will continue to report to Rick Zona. . I want to wish Phil, Rick and Sue well in their expanded roles. . Our shareholder focus and the excellence of our people are why First Bank System has come so far in the past six years. We continue to see enormous opportunity ahead. The banking industry is rapidly changing and the winners will be low-cost providers of high quality products and service. Our structure, approach to technology, and management philosophy are built around this belief. That is why I am confident that FBS will continue to deliver value to both our customers and investors.


/s/ John F. Grundhofer
John F. Grundhofer
Chairman, President and Chief Executive Officer

February 21, 1996

                                     First Bank System, Inc. and Subsidiaries  5

Retail & Community Banking

BUSINESS OVERVIEW

Business Description
-------------------------------------------------------------------------------
CONSUMER BANKING. FBS serves more than 1.7 million households in 11 states through 324 branch locations, 1,403 in-market automated teller machines (ATMs), 24-hour FastLineSM telephone service, and First FinanciaLineSM telemarketing. Core customers--those with checking accounts--have an average of 4.0 accounts with FBS, compared with 3.8 accounts in 1994 and 3.2 accounts in 1993.

BUSINESS BANKING. FBS serves 160,000 small and middle-market businesses through our branch network and 37 business banking hubs. The hubs provide traditional commercial banking services to larger companies while the retail branches focus on offering standard products and fast turnaround on loans for businesses with annual sales under $5 million. Our Mainstreet Loan Center provides centralized and automated small business loan processing support for the retail network.


1995 Highlights
-------------------------------------------------------------------------------
GROWTH AND EXPANSION:

 . Increased average consumer loans, excluding residential mortgages, 14 percent to $6.3 billion. Grew average home equity loans 18 percent to $2.6 billion.

 . Increased average business banking loans 11 percent to $5.8 billion.

 . Expanded retail brokerage sales force and grew retail investment sales 13 percent to $485 million.

TIME AND PLACE CONVENIENCE:

 . Expanded FastLine 24-hour telephone banking capabilities so that 80 percent of all customer service needs can now be serviced centrally.

 . Broadened direct sales efforts through First FinanciaLine telemarketing services by offering deposit, investment and insurance products.

 . Established agreements in five states to open additional in-store branches for a total of 30 locations in 1996.

 . Announced entry into personal computer banking services with co-ownership of MECA Software, L.L.C., producer of Managing Your Money(R), personal financial management software.

 . Introduced FastLineSM Bill Pay, a new bill paying service by telephone.

PRODUCTIVITY AND EFFICIENCY:

 . Increased revenue per full-time equivalent employee 6 percent and raised productivity ratio, which measures revenues against personnel expense, 7 percent.

 . Increased to 39 percent from 32 percent the percentage of retail bank transactions conducted via ATM.

 . Increased FastLine telephone banking service call volume 33 percent to 32 million calls, 74 percent of which were serviced entirely by audio response units. Cut cost per call 7 percent from 1994.

 . Converted 18 percent of 449,000 customer calls to our centralized phone bank into new product sales. Six percent of 396,000 outbound telemarketing calls resulted in sales.

 . Implemented the credit underwriting and overdraft processing modules of Relationship Management System (see page 7).

6  First Bank System, Inc. and Subsidiaries

LOOKING AHEAD

TECHNOLOGY: Leveraging FBS's 'One Bank' Structure. FBS's Retail and Community Bank is designed around the concept of "one bank" to benefit from four major trends: consumer demand for greater convenience, intensifying competition, rapidly evolving technology, and industry consolidation. FBS operates as a single unit across our multistate region with standardized products and centralized operations. This year we will further leverage our technological advantage with Relationship Management System (RMS), which will give our sales and service staff a more complete picture of a customer's relationship and current and potential profitability. But unlike other bank database marketing efforts, RMS will actually analyze customer account and behavior data and recommend action for improved and consistent service, cross-selling effectiveness, and increased productivity. This active approach will help guide product development and maximize customer profitability.

CONSUMER BANKING: A BALANCED DISTRIBUTION STRATEGY. Our consumer banking strategy has the twin goals of delivering the fast, convenient service that customers increasingly demand and lowering costs. We believe these goals are best achieved by developing multiple distribution channels and redefining the role of the branch, focusing on sales and promoting service and transaction alternatives.

 . Most types of teller transactions can be done by telephone or automated teller machine (ATM), creating significant cost savings opportunities. In 1996 we plan to encourage greater ATM usage by expanding our drive-up ATM strategy and increasing both ATM functionality and ease of use. We also will begin automatically transferring customer calls from our branches to our centralized FastLine telephone center.

 . Fewer branch service calls and transactions mean personal bankers can spend more time selling. To maximize their productivity, we will implement a new system this year that provides bankers with standard sales letters, calling scripts, and detailed records of previous customer contacts. We will free top salespeople from branch duties so they can focus entirely on sales. . Another strong source of sales is direct marketing. Like other banks, FBS is developing PC-based banking services for home and business use. However, we see more immediate sales opportunities using the telephone and direct mail. The telephone's high degree of customer accessibility and acceptance and the low cost of direct mail make them effective sales tools. Last year, marketing through direct channels originated 69 percent of all new asset accounts. This year we will expand the product and service capabilities of First FinanciaLine to include sales of Portfolio IRASM and to provide immediate decisions on home equity loans.

BUSINESS BANKING: BUILDING ON SUCCESS. A strong regional economy with below average unemployment and an unusually diverse industry base is fertile ground for sustainable growth for one of FBS's traditional strengths: business banking. We are maximizing this opportunity through aggressive marketing strategies and new technology. . For businesses with annual sales in excess of $5 million, business banking is relationship-driven and few banks in our region can compete with FBS's full range of credit, treasury management, trust, and payment systems services. We're confident we can grow faster than the market, while maintaining excellent credit quality. We have strong customer calling and marketing efforts, programs to develop the technical and sales skills of our bankers, cross-sell incentives, and new laptop computer technology. . FBS serves smaller businesses ($5 million in annual sales or less) with quick turnaround on standard products and pricing. In 1996 we will expand the telemarketing program initiated last year and introduce a direct mail campaign.

                  [GRAPHS APPEAR HERE--SEE GRAPHICS APPENDIX]

                                     First Bank System, Inc. and Subsidiaries  7

Payment Systems

BUSINESS OVERVIEW

Business Description
--------------------------------------------------------------------------------
CORPORATE PAYMENT. One of FBS's fastest growing businesses is card products that help companies and government entities efficiently manage expenses. The cards are divided into two groups: . Corporate Card, a non-revolving VISA(R) card issued to employees of corporations with annual travel and entertainment expenses of $1 million or more. National rank: second. Estimated market: $130 billion in annual sales volume. . Purchasing Card, a VISA charge card that reduces the processing cost of small-dollar purchases and lowers the risk of inappropriate purchases through client-specified controls. Niche markets include government entities, to which the card is marketed under the brand I.M.P.A.C.(R) National rank: first. Estimated market: $350 billion annual sales volume.

CONSUMER PAYMENT. FBS is one of the largest VISA credit card issuers in the U.S. We have more than two million cards outstanding, $2.6 billion in outstanding balances, and annual sales exceeding $9 billion. This portfolio includes cobranded cards and business cards, a revolving card for companies with travel and entertainment expenses under $1 million. We also offer card-accessible secured lines of credit and VISA TravelMoney, an international prepaid travel card. FBS has the nation's third largest network of automated teller machines
(ATMs), consisting of 2,600 ATMs, including approximately 1,400 ATMs in our region.

MERCHANT PROCESSING. FBS is the nation's sixth largest processor of VISA and MasterCard(R) transactions, serving more than 60,000 merchant locations nationwide. Estimated market: $400 billion annual sales volume.


1995 Highlights
--------------------------------------------------------------------------------
 . Increased revenue to $417 million, a 14 percent increase over 1994. Fee income increased 34 percent.

 . Increased to 175 the number of Corporate and Purchasing Card relationships with companies on Fortune magazine's list of 1,000 largest U.S. corporations. In total, we serve more than 1,000 organizations.

 . Increased the volume of sales charged on Corporate and Purchasing Cards 60 percent.

 . Developed specialty purchasing cards that enable new and transferring employees to charge relocation expenses (Relocation CardSM) and fleet drivers to buy fuel and other vehicle products and services (Fleet Purchasing CardSM).

 . Introduced a new value-added service: the IBM Travel Expense Accounting system that enables corporate cardholders to file travel and entertainment reports electronically.

 . Expanded global network to support multinational Corporate Card clients through alliances with Royal Bank of Canada and Hong Kong Shanghai Banking Corp.'s London-based subsidiary, Midland Bank plc.

 . Increased average Payment Systems loans 23 percent to $3.1 billion.

 . Grew outstanding consumer and small business WorldPerks(R) VISA receivables 32 percent.

 . Increased ATM transaction volume more than 40 percent.

 . Increased merchant processing volume 11 percent to $14.9 billion.

 . Began construction of a new customer service and loan processing center in Fargo, N.D.

8  First Bank System, Inc. and Subsidiaries

LOOKING AHEAD

CORPORATE CARD: Tools for Growth. Although corporate cards have been around for years, they still do not capture about one-third of the estimated $145 billion companies spend annually on travel and entertainment. FBS, the nation's second largest corporate card issuer, has the tools for expanding its market share.
 . First, we are building global alliances with other banks to support our multinational clients with seamless service. We have agreements with Royal Bank of Canada and London-based Midland Bank plc. Our goal is to increase banking relationships worldwide that will provide billing and management reports in currencies other than U.S. dollars. Second, we remain committed to developing innovative information solutions that help clients capture and analyze more spending data, as well as more efficiently reconcile expenses. And third, we will continue to leverage the advantages of our relationship with VISA, which provides customers with unmatched acceptance at more than 12 million locations worldwide.

PURCHASING CARD: An Untapped $350 Billion Market. The purchasing card market continues to be one of the best growth opportunities in financial services. This highly profitable market is huge: U.S. companies spend approximately $350 billion annually on small-dollar purchases. And although we capture significantly more purchasing card sales than any of our competitors, we have barely dented this growing market. Our share is less than 1 percent. . Our strategy for continued rapid growth is to build new relationships with Fortune 1000 companies and expand existing commercial and government relationships. We intend to continue to be first with new products, including tools for both streamlining the purchasing process and improving management information systems reporting. We also intend to maintain "best of class" service and expand our consulting services for companies seeking to use the card as a vehicle for reengineering their purchasing function.

COBRANDING: LEVERAGING PARTNERSHIPS. FBS continues to achieve strong growth through cobranded marketing partnerships that combine VISA credit cards and special incentives. Over the past two years, we have attracted nearly 500,000 FBS WorldPerks VISA cardholders, who earn frequent flier mileage on Northwest Airlines. We also have significantly grown our FBS Amway(R) VISA card business. In January 1996, FBS and Target Stores announced a two-market test of the first cobranded card offered by a major discount retailer. With 673 Target locations in 33 states and more than 1 million shoppers daily, we see enormous growth potential. . The high growth potential of cobranded cards lies in the strength of the marketing partner. For example, Northwest Airlines provides FBS with access to its well-established marketing channels and to its frequent flier customers who are already motivated to accept FBS's credit card offer. As a result, targeted marketing efforts have a significantly higher success rate than conventional direct mail solicitations. Another benefit of our focus on cobranding with companies based in our banking region is strong cross-selling opportunities. . FBS will continue to seek other cobranding opportunities with similar growth and profitability potential.

                  [GRAPHS APPEAR HERE--SEE GRAPHICS APPENDIX]

                                     First Bank System, Inc. and Subsidiaries  9

Commercial Banking

BUSINESS OVERVIEW

Business Description
--------------------------------------------------------------------------------
COMMERCIAL LENDING. The Commercial Bank extends credit and markets a full range of competitive business services. Our primary focus is on middle-market and national companies headquartered in our region, but we also serve certain national market niches. These include asset-based lending, full-service leasing, and selective agricultural lending. Average loan portfolio in 1995: $5 billion.

MORTGAGE BANKING SERVICES. FBS is one of the nation's largest providers of credit and other financial services to mortgage bankers.

REAL ESTATE LENDING. FBS provides credit and other financial products and services to selected real estate developers for the development, renovation or refinancing of their real estate projects.

TREASURY MANAGEMENT SERVICES. As one of the region's largest providers of treasury management services, FBS helps companies to efficiently manage their treasury operations through a full complement of domestic and international cash management, information reporting, and trade finance services.

CORPORATE FINANCE/LOAN SYNDICATIONS. FBS meets the broad financial needs of our clients by syndicating credit facilities, placing capital with investors, and providing advisory services for mergers and acquisitions.


1995 Highlights
--------------------------------------------------------------------------------
 . Increased average loans, excluding loans to mortgage bankers, $600 million, or 16 percent.

 . Originated and syndicated more than $3 billion in loans.

 . Continued to improve credit quality, reducing nonperforming assets 57 percent to $24 million.

 . Introduced check images on CD-ROM, providing companies a fast, easy and convenient means to store and retrieve check images.

 . Introduced comprehensive interstate banking services that permit companies to consolidate deposits made in multiple states into a single, existing account.

 . Enhanced Electronic Data Interchange (EDI) capabilities to include financial EDI origination services, lockbox remittance reporting in EDI format, mapping services for both financial and nonfinancial EDI transactions, and expanded reporting options for receipt of financial EDI remittances.

 . Introduced Express Receivables, an innovative foreign receivables financing service.

10  First Bank System, Inc. and Subsidiaries

LOOKING AHEAD

COMMERCIAL BANKING: A Strong and Stable Core Business. At FBS, Commercial Banking is a highly efficient and highly profitable business that generates the second largest contribution to net income among the four core businesses. The Commercial Bank strives to maximize profitability by four principal means: broadening and deepening client relationships; generating increased fee income from nonlending activities, such as treasury management services; building market share where the Commercial Bank has distinct competitive advantages, resulting in economies of scale; and maintaining a relentless focus on improved productivity. . These tactics for maximizing the Commercial Bank's net income contribution must be successfully carried out in an environment that is constantly changing. In 1995, for instance, intense competition for loan volume and the increasingly ready availability of nonbank funding resulted in less than favorable credit pricing conditions. Despite the more difficult environment, the Commercial Bank achieved solid growth in its core loan portfolio while improving its return on assets. . Reflecting the culture now firmly ingrained in the Commercial Bank, credit quality improved for the sixth consecutive year. In the face of narrowing net interest margins, we remain committed to risk-adjusted, relationship-based pricing that does not allow below-market loan pricing nor the subsidizing of one product with another.


BUILDING A SUSTAINABLE COMPETITIVE ADVANTAGE. The Commercial Bank is committed to building and enhancing sustainable competitive advantages across its lines of business. Our goal is to be the financial services provider of choice in our markets. We believe that we will achieve that status by consistently building and maintaining superior banking relationships-"superior" as defined by the client. We have learned from our clients that a superior relationship has three cornerstones: superb execution of the fundamentals, astute bankers who are well versed in the client's business and industry, and a clear focus on client needs. Accordingly, we continue to strive to improve our performance and strengthen our capabilities against these key criteria. . The Commercial Bank focuses on five values that guide our efforts to provide superior client service: integrity, initiative, accountability, teamwork, and innovation. Our high performance, values-driven culture clearly motivates and rewards employees to do the right thing for clients. This emphasis on client needs is reflected, for instance, in the effort we made to provide an extraordinarily easy way to consolidate multi-state deposits into a single, existing account. This service was available to treasury management clients on the same day interstate banking legislation took effect. Our client focus is also demonstrated in the way in which we involve clients in new product design. During 1995, for example, we had our clients test the usability of Gallery,/TM/ our next-generation software for global treasury management services. . Overall, we continue to evolve into an organization that is distinguished by its commitment and ability to customize solutions for clients.

                  [GRAPHS APPEAR HERE--SEE GRAPHICS APPENDIX]

                                    First Bank System, Inc. and Subsidiaries  11

Trust & Investment Group

BUSINESS OVERVIEW

Business Description
--------------------------------------------------------------------------------
CORPORATE TRUST. Following the completion of the acquisition of BankAmerica's corporate trust business in 1996, FBS will be the nation's largest domestic corporate trust service provider, in terms of revenue. We will have approximately $500 billion in administered assets and nine full-service offices nationwide. FBS provides domestic trusteeship, paying agency, and custody service to debt issuers.

INVESTMENT MANAGEMENT. First Asset Management is the investment management arm of FBS. The group provides centralized asset management for all individual and institutional investment products, including individual portfolios and common, collective and mutual funds. Its proprietary First American mutual fund family has 23 funds.

INVESTMENT SERVICES. FBS's full-service brokerage company distributes municipal and government bonds, equities, mutual funds, and annuities to individuals, correspondent banks, corporations, and public agencies.

PRIVATE FINANCIAL SERVICES. FBS provides a wide range of investment advisory, credit and depository, administrative, and fiduciary services for individuals, families and charitable institutions.

INSTITUTIONAL TRUST. FBS provides investment management, trustee, and custodial services, primarily for 401(k) and other employee benefit plans.


1995 Highlights
--------------------------------------------------------------------------------
 . Announced the acquisition of BankAmerica's corporate trust business, which will double the size of FBS Corporate Trust, as measured by administered assets and revenues.

 . Won $60.4 billion in corporate trusteeships, including $19.7 billion in corporate finance issues, $16.7 billion in international issues, $14.7 billion in structured finance issues, and $9.3 billion in long-term municipal issues.

 . Increased assets under management 19 percent to $29.2 billion.

 . Grew proprietary First American mutual fund assets 55 percent to $7.3 billion.

 . Centralized asset management to increase efficiency.

 . Increased investment sales force 20 percent to 199 representatives.

 . Established 35,000 new retail brokerage account relationships, a 39 percent increase from 1994.

 . More than doubled to $408 million the 401(k) plan assets under management in the First American Retirement Plan and attracted nearly 100 new plan sponsors.

12  First Bank System, Inc. and Subsidiaries

LOOKING AHEAD

REENGINEERING INCREASES EFFICIENCY AND PRODUCTIVITY. During 1995, FBS took a comprehensive look at how we deliver trust and investment products to customers. Using an approach similar to the one that made our other core businesses among the most efficient and productive in the banking industry, we centralized operations, standardized products, and committed to significant technology investments. Our goal is to grow revenues through a stronger sales culture and improved customer service, while reducing costs.

CORPORATE TRUST: Number One in the USA. In 1990, FBS made a strategic decision to pursue a leadership position in the corporate trust business. That decision was based on the expectation that through a disciplined plan of business development, investment, and acquisition, Corporate Trust could achieve the operational efficiencies, service quality levels, and economies of scale necessary to become an industry leader and substantial contributor to shareholder value.

 . In 1991, Corporate Trust focused on making critical improvements to its internal structure to streamline operations and prepare the business to efficiently handle much larger volumes. In 1992, and in each year thereafter, FBS has completed a significant acquisition to bolster the strength and market share of the Corporate Trust business. In 1996, Corporate Trust will vault to industry leadership in a number of categories with the acquisition of the corporate trust and agency business of BankAmerica. . Corporate Trust has now established clear economy-of-scale advantages in trusteeship, paying agent, and document collateral custody services. An ongoing emphasis on standardization, centralization and automation will further strengthen the cost advantages the business enjoys, while enhancing its ability to deliver the levels of quality, accuracy and timeliness demanded by both bondholders and bond issuers.

PRIVATE FINANCIAL SERVICES: An Integrated Solution. Private Financial Services
(PFS) was created to provide seamless delivery of a full range of financial services to the top 3 percent of households in our region. By combining our strengths in banking, personal trust, and investments, we offer affluent clients objective advice, an integrated decision process, coordinated execution, competitive products, and individualized services. . For example, unlike most trust competitors that provide a one-size-fits-all product and price, PFS offers clients a choice of service levels. Service options range from a traditional trust administrator and individually managed money to administrative teams and asset allocation portfolios for less complex trusts. By unbundling our services, clients pay for only the level of service they choose. . PFS is a strong competitor with double-digit revenue growth potential. We see significant cross-sell opportunities, particularly for investment services. Through First Asset Management, we provide both highly competitive individual investment management expertise and a full range of investment options through our 23 First American mutual funds. . Superior investment products, trust and banking expertise, and flexible, integrated delivery of service uniquely position PFS as the trusted source for all of our clients' financial needs.

INSTITUTIONAL TRUST: Strong Cross-selling Potential. The market for 401(k) plans continues to grow as technology makes this popular alternative to pension plans an affordable benefit for smaller companies. Our First American Retirement Plan doubled its assets under management last year to $408 million, primarily from referrals from our business bankers. We now serve approximately 300 plans and the cross-sell potential is tremendous:FBS has 160,000 business banking clients. In 1996 we will continue to market aggressively and add competitive product features, such as new retirement planning software for plan participants.

                  [GRAPHS APPEAR HERE--SEE GRAPHICS APPENDIX]

                                    First Bank System, Inc. and Subsidiaries  13

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

SUMMARY OF 1995 RESULTS -- First Bank System, Inc. (the "Company") earned a record $568 million for the year 1995, up 86 percent from 1994 net income of $305 million. On a per share basis, earnings were $4.19, up 95 percent from $2.15 in 1994. Compared with 1994 results before merger-related items and discontinued operations, 1995 earnings were up 21 percent and earnings per share increased 25 percent.

  Return on average common equity increased to 21.3 percent in 1995 from 11.2 percent in 1994. Similarly, 1995 return on average assets increased to 1.73 percent from .91 percent in 1994. The return on average common equity and average assets, before merger-related items and discontinued operations, were
17.6 percent and 1.40 percent, respectively, in 1994. On the same basis, the efficiency ratio improved to 53.3 percent in 1995 from 58.1 percent in 1994.

  The strong 1995 results reflect an increase in net interest income, noninterest income growth, ongoing expense control, and effective capital management. Net interest income on a taxable-equivalent basis was $1.45 billion, an increase of $20 million, or 1 percent, from 1994. Net interest income was up over 1994 as increased average loan yields and loan balances offset lower total earning assets and higher rates paid on deposits and borrowings. Noninterest income in 1995 was $783 million, an increase of $113 million, or 17 percent, from 1994, excluding merger-related items, due primarily to a $54 million, or 30 percent, increase in credit card fees, a $16 million, or 10 percent, increase in trust fees and a $31 million nonrecurring gain on the sale of 63 branches. See Line of Business Review and Statement of Income analysis for additional information.

  Nonperforming assets declined to $153.7 million at December 31, 1995, a decrease of $78.6 million, or 34 percent, from December 31, 1994. The ratio of the allowance for credit losses to nonperforming loans increased to 401 percent from 283 percent at December 31, 1994.

 The Company completed the acquisition of Metropolitan Financial Corporation ("MFC"), a $7.9 billion regional financial holding company headquartered in Minneapolis, Minnesota, on January 24, 1995. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial information reflects the results of operations of the two companies on a combined basis for all periods presented.


14  First Bank System, Inc. and Subsidiaries

TABLE 1. Selected Financial Data


(Dollars in Millions, Except Per Share Data)                                 1995         1994       1993       1992        1991
----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis)...........................   $1,454.0    $1,434.5   $1,355.9   $1,175.7    $1,049.2
Provision for credit losses..............................................      115.0       123.6      133.1      191.7       210.2
                                                                            ------------------------------------------------------
 Net interest income after provision for credit losses...................    1,339.0     1,310.9    1,222.8      984.0       839.0
Securities gains (losses)................................................          -      (115.0)        .3       46.3        42.3
Other noninterest income.................................................      783.1       673.9      618.6      567.4       514.7
Merger-related charges*..................................................          -       125.3       72.2      110.4           -
Other noninterest expense................................................    1,205.9     1,224.1    1,192.5    1,135.9     1,067.9
                                                                            ------------------------------------------------------
 Income from continuing operations before income taxes
  and cumulative effect of changes in accounting principles..............      916.2       520.4      577.0      351.4       328.1
Taxable-equivalent adjustment............................................       13.8        15.1       17.7       22.7        34.4
Income taxes.............................................................      334.3       191.8      198.6      115.7        30.3
                                                                            ------------------------------------------------------
 Income from continuing operations before cumulative
  effect of changes in accounting principles.............................      568.1       313.5      360.7      213.0       263.4
Income (loss) from discontinued operations...............................          -        (8.5)       2.5        2.7         1.1
                                                                            ------------------------------------------------------
 Income before cumulative effect of changes
  in accounting principles...............................................      568.1       305.0      363.2      215.7       264.5
Cumulative effect of changes in accounting principles....................          -           -          -      233.2           -
                                                                            ------------------------------------------------------
 Net income..............................................................   $  568.1    $  305.0   $  363.2   $  448.9    $  264.5
                                                                            ------------------------------------------------------
Return on average assets.................................................       1.73%        .91%      1.13%      1.56%        .96%
Return on average common equity..........................................       21.3        11.2       13.9       20.0        14.8
Net interest margin......................................................       4.91        4.74       4.69       4.54        4.15
Efficiency ratio.........................................................       53.9        64.0       64.1       71.5        68.3
Efficiency ratio, excluding merger-related charges and nonrecurring
 items...................................................................       53.3        58.1       60.4       65.2        68.3

PER SHARE DATA:
Primary income from continuing operations before
  cumulative effect of accounting changes................................   $   4.19    $   2.21   $   2.46   $   1.46    $   2.00
 Income (loss) from discontinued operations..............................          -        (.06)       .02        .02         .01
 Cumulative effect of accounting changes.................................          -           -          -       1.87           -
                                                                            ------------------------------------------------------
Primary net income.......................................................   $   4.19    $   2.15   $   2.48   $   3.35    $   2.01
                                                                            ------------------------------------------------------
Fully diluted income from continuing operations
  before cumulative effect of accounting changes.........................   $   4.11    $   2.20   $   2.45   $   1.45    $   1.92
 Income (loss) from discontinued operations..............................          -        (.06)       .02        .02         .01
 Cumulative effect of accounting changes.................................          -           -          -       1.79           -
                                                                            ------------------------------------------------------
Fully diluted net income.................................................   $   4.11    $   2.14   $   2.47   $   3.26    $   1.93
                                                                            ------------------------------------------------------
Common dividends paid**..................................................   $   1.45    $   1.16   $   1.00   $    .88    $    .82

AVERAGE BALANCE SHEET DATA:
Total loans..............................................................   $ 25,383    $ 23,863   $ 21,808   $ 19,108    $ 18,517
Total earning assets.....................................................     29,603      30,265     28,907     25,899      25,281
Total assets.............................................................     32,886      33,545     32,191     28,837      27,675
Total deposits...........................................................     22,708      24,661     25,637     22,953      21,934
Long-term debt...........................................................      2,963       2,609      1,633      1,453       1,663
Common equity............................................................      2,634       2,603      2,409      2,090       1,596
Total shareholders' equity...............................................      2,739       2,746      2,769      2,495       1,936

YEAR-END BALANCE SHEET DATA:
Total loans..............................................................   $ 26,400    $ 24,556   $ 23,497   $ 20,692    $ 18,766
Total assets.............................................................     33,874      34,128     33,370     32,758      28,508
Total deposits...........................................................     22,514      24,256     26,386     26,395      22,969
Long-term debt...........................................................      3,201       2,981      2,070      1,151       1,360
Common equity............................................................      2,622       2,494      2,466      2,354       1,694
Total shareholders' equity...............................................      2,725       2,612      2,744      2,745       2,131
----------------------------------------------------------------------------------------------------------------------------------

 *Includes $26.4 relating to ORE in 1992, and $56.5 relating to severance in
  1994.
**Dividends per share have not been restated for the MFC, WCIC, or CNB mergers.
  MFC paid common dividends of $25.1 million in 1994 ($.80 per share), $12.1 million in 1993 ($.39 per share), $7.7 million in 1992 ($.27 per share), $4.2 million in 1991 ($.19 per share). CNB paid common dividends of $3.2 million in 1992 ($.28 per share) and $1.8 million in 1991. WCIC did not pay dividends in the years shown.



                                    First Bank System, Inc. and Subsidiaries  15

ACQUISITION AND DIVESTITURE ACTIVITY -- On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"), for $717 million. FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. Under terms of the purchase agreement, the Company issued .8829 shares of its common stock for each common share of FirsTier, or a total of 16.5 million shares, and accounted for the transaction as a purchase. On November 1, 1995, the Company completed the acquisition of two commercial bank holding companies located in Omaha, Nebraska, which together had total assets of $424 million, total deposits of $380 million, and 12 branches.

  On January 24, 1995, the Company issued approximately 21.7 million shares to complete its merger with MFC. At December 31, 1994, MFC had $7.9 billion in assets, $5.5 billion in deposits, and 211 offices, principally in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming.

  On August 22, 1995, the Company announced that it had signed a definitive agreement to acquire the corporate trust business of BankAmerica Corporation. After the acquisition, the Company will be the nation's leading provider of domestic corporate trust services as measured by revenues. Approximately 80 percent of the business was transferred in December 1995 with the remainder of the transfer to be substantially completed in the first quarter of 1996.

  On March 16, 1995, the Company completed the acquisition of First Western Corporation, parent company of Western Bank, with $317 million in assets, $267 million in deposits, and nine branches in and around Sioux Falls, South Dakota.

  On December 8, 1995, the Company sold Edina Realty, Inc., its real estate brokerage subsidiary, to a local investor group. This subsidiary was accounted for as a discontinued operation. In addition, during 1995 the Company completed the sale of 63 branch offices, resulting in the divestiture of approximately $848 million of deposits and a nonrecurring gain of $31 million.

  The Company announced on September 7, 1995, that it will seek a buyer for most of its mortgage banking company and instead plans to deliver mortgage loan products through bank branches and telemarketing.

  On November 6, 1995, the Company and First Interstate Bancorp ("First Interstate") announced a definitive agreement whereby the Company would exchange
2.6 shares of its common stock for each share of First Interstate common stock. On January 24, 1996, First Interstate announced that it had terminated the merger agreement with the Company and entered into a definitive agreement with Wells Fargo & Company ("Wells Fargo"). Under the terms of a settlement agreement dated January 23, 1996, among the Company, First Interstate and Wells Fargo, the Company received $125 million January 24, 1996, and will receive an additional $75 million upon consummation of the First Interstate/Wells Fargo transaction, which is expected to occur in the second quarter of 1996. The settlement agreement resolved all litigation among the parties related to the acquisition of First Interstate.

  Refer to Note C on page 47 for additional information regarding acquisitions and divestitures.

Line of Business Financial Review

  Financial performance is measured by major lines of business, which include:
Retail and Community Banking, Payment Systems, Commercial Banking, and Trust and Investment Group.

  The Company's business unit profitability reporting system derives business line results by specifically attributing most assets, deposits and income statement items to a business line. The Company's internal Funds Transfer Pricing system allocates a standard cost for funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Expenses that directly support business line operations are charged to the business lines based on a standard unit cost and actual volume measurements. Expenses that indirectly support the business line operations are allocated based on the ratio of the business line's noninterest expense to total consolidated noninterest expense. The Company calculates business line income taxes based upon the consolidated effective tax rate.


16  First Bank System, Inc. and Subsidiaries

TABLE 2. Line of Business Financial Performance

                                                                                               Trust and
                                   Retail and Community      Payment         Commercial        Investment         Consolidated
                                          Banking            Systems           Banking           Group              Company
                                   ------------------------------------------------------------------------------------------------
(Dollars in Millions)                1995       1994      1995     1994     1995     1994     1995     1994      1995       1994
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)......  $1,051.5   $1,021.1   $156.0   $172.1   $217.7   $216.1   $ 28.8   $ 25.2   $1,454.0   $1,434.5
Provision for credit losses*.....      30.4       28.2     74.7     69.4      9.9      9.5        -        -      115.0      107.1
Noninterest income*..............     220.7      236.9    260.6    194.9     59.7     58.0    211.1    180.3      783.1      670.1
Noninterest expense*.............     722.4      817.0    204.8    169.5     88.5     89.9    159.2    147.7    1,205.9    1,224.1
Income taxes and taxable-
 equivalent adjustment...........     197.4      160.8     52.1     50.4     68.0     69.0     30.6     22.8      348.1      303.0
                                   ------------------------------------------------------------------------------------------------
Income from continuing operations
 before merger-related items.....  $  322.0   $  252.0   $ 85.0   $ 77.7   $111.0   $105.7   $ 50.1   $ 35.0      568.1      470.4
                                   -------------------------------------------------------------------------
Merger-related items and discon-
  tinued operations (after tax)..                                                                                     -      165.4
                                                                                                               -------------------
     Net income..................                                                                              $  568.1   $  305.0
                                                                                                               -------------------
AVERAGE BALANCE SHEET DATA:
Commercial loans.................  $  5,834   $  5,276   $  807   $  505   $4,978   $4,830   $    -   $    -   $ 11,619   $ 10,611
Consumer loans...................    11,423     11,198    2,341    2,054        -        -        -        -     13,764     13,252
Assets...........................    22,167     23,722    3,844    3,147    6,095    5,953      780      723     32,886     33,545
Deposits.........................    20,213     21,521       40       26    1,619    2,294      836      820     22,708     24,661
Common equity....................     1,609      1,694      351      319      427      423      247      167      2,634      2,603
                                   ------------------------------------------------------------------------------------------------
Return on average assets*........      1.45%      1.06%    2.21%    2.47%    1.82%    1.78%      **       **       1.73%      1.40%
Return on average common equity*.      20.0       14.9     24.2     24.4     26.0     25.0     20.3%    21.0%      21.3       17.6
Efficiency ratio*................      56.8       64.9     49.2     46.2     31.9     32.8     66.4     71.9       53.3       58.1
-----------------------------------------------------------------------------------------------------------------------------------

 *Before merger-related items and nonrecurring items.
**Not meaningful.
  Note: Preferred dividends and nonrecurring items are not allocated to the business lines.

  The business unit profitability system allocates capital based upon credit, operational and business risks. Asset components subject to credit risk are assigned risk factors based upon historic loss experience after taking into consideration changes in business practice that may introduce more or less risk into the portfolio. Capital is assigned to certain lines of business, such as the Trust and Investment Group, which have no significant balance sheet components, after taking into consideration operational risk, capital levels of independent organizations operating similar businesses, and regulatory minimum requirements. Management accounting system enhancements or product line changes may affect designations, assignments, and allocations from time to time. During 1995 certain changes in organization and methodology were made, and 1994 results are presented on a consistent basis.

RETAIL AND COMMUNITY BANKING -- Retail and Community Banking, which includes consumer, small-business and middle-market banking services, and residential mortgage lending, achieved a 28 percent increase in income from operations by maintaining revenue and reducing expenses by nearly 12 percent. Return on assets increased to 1.45 percent from 1.06 percent in 1994. Return on equity increased to 20.0 percent from 14.9 percent for the previous year.

  The increase in net interest income is attributable to growth in small- and middle-market business lending and strong nonmortgage consumer loan growth. Lower residential mortgage loans and a shift in balances from lower rate deposits to higher cost borrowings partially offset these gains. Excluding residential mortgage loans, average consumer loans increased 14 percent in 1995. Noninterest income in 1995 was lower than in 1994 primarily as a result of mortgage banking activities. Noninterest expense in 1995 was lower than 1994 despite the impact of full period expenses of the purchase acquisitions completed in 1994. The reduction in noninterest expense


                                    First Bank System, Inc. and Subsidiaries  17
reflects the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio improved to 56.8 percent in 1995 from 64.9 percent in 1994.

PAYMENT SYSTEMS -- Payment Systems includes consumer credit card, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, automated teller machine ("ATM") processing, and merchant processing. Net earnings were $85.0 million in 1995, a 9 percent increase over 1994. Return on assets was 2.21 percent in 1995, compared with 2.47 percent in 1994, and return on equity was 24.2 percent compared with 24.4 percent in 1994.

  Fee-based noninterest income for Payment Systems increased 34 percent in 1995 over 1994. The increase was due to growth in the sales volume of the Corporate Card, the Purchasing Card, the FBS WorldPerks(R) credit card, and the expanded ATM network. Net interest income decreased due to the change in the loan mix. Average commercial loans, which are primarily noninterest earning Corporate and Purchasing Card balances, comprised 26 percent of the portfolio during 1995 compared with 20 percent in 1994. The increase in the provision for credit losses reflects growth in the non-mortgage loan portfolios. Noninterest expense increased due to higher variable transaction costs resulting from increased sales volume and initial investment expenses associated with the expanded ATM network.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate, and mortgage banking companies. Earnings in 1995 improved to $111.0 million, or 5 percent higher than in 1994. Return on assets rose to 1.82 percent in 1995 from 1.78 percent in 1994. Similarly, return on equity increased to 26.0 percent in 1995 from 25.0 percent in the previous year.

  Continued strong performance in net interest income, as well as ongoing credit quality and expense control, contributed to the strong operating results. Commercial Banking's average loans, excluding loans to mortgage banking companies, increased $600 million, or 16 percent, from 1994. The decline in deposits relates to less activity in the mortgage banking sector. The efficiency ratio remained low at 31.9 percent in 1995, compared with 32.8 percent in 1994.

TRUST AND INVESTMENT GROUP -- The Trust and Investment Group includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company. Earnings increased 43 percent to $50.1 million in 1995. The return on average equity was 20.3 percent in 1995 compared with
21.0 percent in 1994.

  Net earnings in 1995 increased over 1994 primarily due to the Company's acquisition strategy to grow its fee-based businesses. Stronger noninterest income is due to growth in Corporate Trust, investment sales and management fees, resulting primarily from recent acquisitions. Assets under management totaled $29.2 billion at year-end 1995, up from $24.6 billion at the previous year-end. Although the acquisitions have improved net earnings, the return on equity reflects increased investment in these businesses. The efficiency ratio improved to 66.4 percent in 1995, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

Statement of Income Analysis

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis was $1.45 billion in 1995, compared with $1.43 billion in 1994 and $1.36 billion in 1993. The improvement reflects an increase in the average yield on earning asset balances. The yield on earning assets for 1995 averaged 8.64 percent, or 103 basis points higher than the average yield of 7.61 percent in 1994, reflecting increases in market interest rates during 1994 and the first quarter of 1995. The yield also benefited from a shift in the mix of earning assets from securities and residential mortgage-related balances to higher yielding commercial and consumer loan balances. Average loans totaled $25.4 billion in 1995, an increase of $1.5 billion, or 6 percent, from 1994. Solid loan growth occurred in both nonmortgage consumer and commercial loans, offset primarily by decreases in the balance of residential mortgage loans and loans to mortgage bankers. Excluding these residential mortgage-related loan balances, average loans for the year increased $2.5 billion, or 14 percent, from 1994, as demand for small-business and middle-market loans, credit cards, home equity, and other consumer loans remained strong. The decrease of $662 million, or 2 percent, in total average earning assets over 1994 reflects the lower securities and mortgage-related loan balances.



18  First Bank System, Inc. and Subsidiaries

  The average rate paid on interest-bearing liabilities in 1995 was 4.70 percent, or 102 basis points higher than 1994, as a result of increases in deposit rates and, to a lesser extent, a shift in mix from deposits to borrowings. Average interest-bearing deposits in 1995 decreased $1.2 billion, or 7 percent, from 1994, reflecting the divestiture of $848 million of deposits in 1995 and the continued movement of consumer balances into mutual funds, annuities and other investment products. Average noninterest-bearing deposits in 1995 declined $726 million, or 12 percent, from 1994, due primarily to a decline in deposits from customers in the cyclical mortgage banking industry.

  The improvement in net interest income from 1993 to 1994 reflects increases in average loan yields and average loan balances and decreases in average rates paid on deposits, partially offset by increases in the average balances of short-term borrowings and long-term debt. The average yield on loans increased slightly as increasing average rates on the variable rate portions of the portfolio were offset by a decline in the average rate on residential mortgage loans. Average loans totaled $23.9 billion in 1994, an increase of $2.1 billion, or 9 percent, from 1993, reflecting significant growth in both consumer and commercial loans, partially offset by decreases in the balance of loans to mortgage bankers and residential mortgage loans held for sale. Excluding these mortgage-related balances, average loans for 1994 increased $3.1 billion, or 16 percent from 1993, reflecting increases in credit cards, home equity loans, and consumer lines of credit, as well as small-business and middle-market commercial loans, including loans acquired in business combinations. The average balance of interest-bearing liabilities in 1994 increased $1.7 billion, or 8 percent, over 1993, as short-term borrowings replaced noninterest-bearing deposits related to loans to mortgage bankers.

  The net interest margin, on a taxable-equivalent basis, was 4.91 percent in 1995, compared with 4.74 percent in 1994 and 4.69 percent in 1993. The improvement in the net interest margin in 1995 over 1994 and 1994 over 1993 resulted from a continuing shift in the mix of earning assets from securities and lower-margin mortgage-related loans to higher yield consumer and commercial loans.


TABLE 3. Analysis of Net Interest Income


(Dollars in Millions)                                                      1995       1994       1993
-------------------------------------------------------------------------------------------------------
Net interest income (taxable-equivalent basis)........................   $1,454.0   $1,434.5   $1,355.9
                                                                         ------------------------------
Average balances of earning assets supported by:
  Interest-bearing liabilities........................................   $ 23,527   $ 23,618   $ 21,889
  Noninterest-bearing liabilities.....................................      6,076      6,647      7,018
                                                                         ------------------------------
     Total earning assets.............................................   $ 29,603   $ 30,265   $ 28,907
                                                                         ------------------------------
Average yields and weighted average rates (taxable-equivalent basis):
  Earning assets yield................................................       8.64%      7.61%      7.45%
  Rate paid on interest-bearing liabilities...........................       4.70       3.68       3.64
                                                                         ------------------------------
Gross interest margin.................................................       3.94%      3.93%      3.81%
                                                                         ------------------------------
Net interest margin...................................................       4.91%      4.74%      4.69%
                                                                         ------------------------------
Net interest margin without taxable-equivalent increments.............       4.87%      4.69%      4.63%
-------------------------------------------------------------------------------------------------------


                                    First Bank System, Inc. and Subsidiaries  19

TABLE 4. Changes in Rate and Volume

                                                            1995 Compared with 1994          1994 Compared with 1993
                                                         -------------------------------------------------------------
(In Millions)                                            Volume      Yield/Rate  Total    Volume     Yield/Rate  Total
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in:
  Interest income:
     Loans............................................   $ 127.6       $230.0   $ 357.6   $165.6       $ 16.2   $181.8
     Taxable securities...............................    (131.7)        29.9    (101.8)   (15.9)        (5.0)   (20.9)
     Nontaxable securities............................       (.5)         (.6)     (1.1)    (1.9)        (1.1)    (3.0)
     Federal funds sold and resale agreements.........      (6.0)         5.7       (.3)   (12.5)         6.7     (5.8)
     Other............................................         -          1.4       1.4     (3.2)         2.1     (1.1)
                                                         -------------------------------------------------------------
          Total.......................................     (10.6)       266.4     255.8    132.1         18.9    151.0
 Interest expense:
     Savings deposits and time deposits less than
       $100,000.......................................     (29.0)       146.2     117.2    (11.1)       (28.0)   (39.1)
     Time deposits over $100,000......................     (19.9)        12.1      (7.8)   (13.9)         2.0    (11.9)
     Short-term borrowings............................      41.8         43.0      84.8     61.4         10.2     71.6
     Long-term debt...................................      21.4         20.7      42.1     55.4         (3.6)    51.8
                                                         -------------------------------------------------------------
          Total.......................................      14.3        222.0     236.3     91.8        (19.4)    72.4
                                                         -------------------------------------------------------------
     Increase (decrease) in net interest income.......   $ (24.9)      $ 44.4   $  19.5   $ 40.3       $ 38.3   $ 78.6
----------------------------------------------------------------------------------------------------------------------

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

PROVISION FOR CREDIT LOSSES -- The provision for credit losses declined to $115 million in 1995, compared with $123.6 million in 1994, and $133.1 million in 1993. Nonperforming assets continued to decline to $153.7 million at December 31, 1995, from $232.3 million at December 31, 1994, and $341.4 million at December 31, 1993. Net charge-offs declined to $121 million in 1995 from $140.3 million in 1994, and $162.3 million in 1993. The 1994 provision for credit losses included a $16.5 million merger-related provision to provide for the Company's plans and policies with respect to MFC's commercial and consumer loan portfolios.

NONINTEREST INCOME -- Noninterest income increased $224 million, or 40 percent, to $783.1 million in 1995, compared with $558.9 million in 1994. Noninterest income was $618.9 million in 1993. Noninterest income in 1995 included a $31 million nonrecurring gain on the sale of 63 branches. Included in 1994 noninterest income was a $111.2 million nonrecurring loss related to securities sold in January 1995 as a result of MFC's actions to reduce interest rate risk consistent with prior regulatory requests and to align more closely the interest rate risk profile of MFC with that of the Company. Excluding these nonrecurring items, noninterest income in 1995 increased $82.0 million, or 12 percent, from 1994. Noninterest income in 1994, excluding the nonrecurring securities loss, increased $51.2 million, or 8 percent, from 1993. The increases in noninterest income, excluding nonrecurring items, were primarily due to higher credit card and trust fees in 1995 and 1994.

  Credit card fees were $232.7 million in 1995, up $53.7 million, or 30 percent, from $179.0 million in 1994. Credit card fees in 1994 increased $41.9 million, or 31 percent, from 1993. Most of the increase in credit card fees was attributable to higher sales volumes processed through the Company's Payment Systems products. Sales volumes of Payment System products increased 27 percent in 1995 compared with 1994, and 53 percent in 1994 compared with 1993.



20  First Bank System, Inc. and Subsidiaries

TABLE 5. Noninterest Income


(Dollars in Millions)                        1995     1994     1993
--------------------------------------------------------------------
Credit card fees........................... $232.7  $ 179.0   $137.1
Trust fees.................................  175.3    159.2    146.1
Services charges on deposit accounts.......  123.7    127.3    126.0
Investment products fees and commissions...   27.6     29.6     24.3
Trading account profits and commissions....   11.1      9.3     10.1
Securities gains (losses)..................      -   (115.0)      .3
Gain on sale of branches...................   31.0        -        -
Other......................................  181.7    169.5    175.0
                                            ------------------------
  Total noninterest income................. $783.1  $ 558.9   $618.9
--------------------------------------------------------------------


  Trust fees in 1995 were $175.3 million, up $16.1 million, or 10 percent, from $159.2 million in 1994 primarily on growth attributable to the Company's corporate trust acquisition strategy. Trust fees in 1994 increased $13.1 million, or 9 percent, from 1993, reflecting growth in corporate and institutional trust fees, including income from acquisitions completed in 1994. Trust assets under management were $29.2 billion at December 31, 1995, compared with $24.6 billion in 1994 and $21.7 billion in 1993. Following the completion of the acquisition of BankAmerica's corporate trust business in 1996, the Company will have approximately $500 billion in administered assets and nine full-service offices nationwide.

  Service charges on deposit accounts totaled $123.7 million in 1995, compared with $127.3 million in 1994 and $126.0 million in 1993. Revenues from sales of investment products declined modestly in 1995 due to lower annuity sales, but remained nearly 14 percent higher than 1993 revenues. Trading account profits were $11.1 million in 1995, compared with $9.3 million in 1994 and $10.1 million in 1993. Included in the 1994 securities loss of $115.0 million was a $111.2 million loss related to the sale of securities by MFC.

  Other noninterest income, which includes loan servicing fees, letters of credit and other fees, gains on sales of assets, and other miscellaneous income, increased to $181.7 million in 1995 from $169.5 million in 1994. Other noninterest income was $175.0 million in 1993. The other noninterest income growth in 1995 resulted primarily from increased ATM network transaction fee volume. Included in 1993 other noninterest income was $16.3 million of net gains on the sale of mortgage loans compared with $.4 million of net losses recorded in 1994.


                                    First Bank System, Inc. and Subsidiaries  21

TABLE 6. Noninterest Expense


(Dollars in Millions, Except Per Employee Data)                           1995       1994       1993
------------------------------------------------------------------------------------------------------
Salaries..............................................................  $  441.0   $  450.7   $  439.8
Employee benefits.....................................................      96.4      105.7       99.1
                                                                        ------------------------------
  Total personnel expense.............................................     537.4      556.4      538.9
Net occupancy.........................................................      98.6      103.8      109.7
Furniture and equipment...............................................      94.2       88.3       80.7
Amortization of goodwill and other intangible assets..................      57.1       50.4       41.3
Other personnel costs.................................................      40.9       35.7       31.0
Professional services.................................................      36.9       38.5       41.5
FDIC insurance........................................................      35.8       58.4       57.5
Advertising...........................................................      32.0       35.5       25.6
Telephone.............................................................      25.1       25.9       23.1
Postage...............................................................      22.5       23.0       23.1
Printing, stationery and supplies.....................................      22.4       23.0       25.1
Third party data processing...........................................      17.8       20.3       27.1
Merger and integration................................................         -       66.2       72.2
Merger-related severance..............................................         -       56.5          -
Other.................................................................     185.2      167.5      167.9
                                                                        ------------------------------
  Total noninterest expense...........................................  $1,205.9   $1,349.4   $1,264.7
                                                                        ------------------------------
Efficiency ratio*.....................................................      53.9%      64.0%      64.1%
Efficiency ratio, before merger-related items and nonrecurring items..      53.3       58.1       60.4
Average number of full-time equivalent employees......................    13,231     14,725     14,867
Personnel expense per employee                                          $ 40,617   $ 37,786   $ 36,248
------------------------------------------------------------------------------------------------------

*Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.

NONINTEREST EXPENSE -- Noninterest expense was $1.21 billion in 1995, a decrease of $144 million, or 11 percent, from 1994. Noninterest expense was $1.35 billion in 1994 and $1.26 billion in 1993. In 1995 the Company expensed unamortized software costs of approximately $23 million, primarily related to a change in the Company's software amortization policy. Also in 1995, the Company recorded a charge of approximately $8 million to write-off other miscellaneous assets. Included in noninterest expense in 1994 were merger and integration charges of $66.2 million and merger-related severance charges of $56.5 million related to the MFC transaction. In 1993 the Company recorded $72.2 million in merger and integration charges.

  Adjusted for nonrecurring charges in 1995 and merger and integration charges in 1994, noninterest expense in 1995 decreased $49.2 million, or 4 percent, compared with 1994. This decrease reflects ongoing expense control and efficiencies realized through the integration of acquisitions, including MFC which was integrated within one month of closing the transaction. Excluding the effects of merger and integration charges in 1994 and 1993, noninterest expense in 1994 increased $31.6 million, or 3 percent, over 1993. The modest increase in 1994 expenses reflected the addition of the operations of two banks acquired in March 1994, and the corporate trust business acquired in September 1994. Compared with noninterest expense for 1993, adjusted to include the expenses of these acquisitions on a pro forma basis and excluding merger-related items, noninterest expense for 1994 declined by $41.0 million, or 3 percent.

  The efficiency ratio improved to 53.3 percent in 1995 from 58.1 percent in 1994 and 60.4 percent in 1993, excluding merger-related items and nonrecurring items. The Company's efficiency ratio ranks second among its peer group. The keys to this high productivity are a tight cost control culture throughout the organization and the successful integration of acquisitions. Each acquisition completed has been integrated at a progressively faster pace, enabling substantial cost reductions.


22  First Bank System, Inc. and Subsidiaries

  Salaries and employee benefits expenses in 1995 decreased $19 million, or 3 percent, from 1994. Average full-time equivalent employees decreased 10 percent to 13,231 in 1995. Salaries and employee benefits expenses in 1994 were $556.4 million, up from 1993's total of $538.9 million.

  Net occupancy expense totaled $98.6 million, $103.8 million and $109.7 million in 1995, 1994 and 1993, respectively. The decrease in 1995 expense of $5.2 million, or 5 percent, from 1994, and the decrease in 1994 expense of $5.9 million, or 5 percent, from 1993, reflect continuing improved productivity in the Company's distribution network by subleasing excess office space and disposing of branches through the integration of acquisitions. Furniture and equipment expense for 1995 increased $5.9 million, or 7 percent, from 1994. This increase was primarily related to automated teller machines deployed in Circle K convenience stores late in 1994 and lobby automation and other equipment associated with acquisitions. Furniture and equipment expense increased $7.6 million, or 9 percent, from 1993 to 1994 reflecting costs associated with acquisitions and investments in communication and data processing technology.

  Amortization of goodwill and other intangible assets was $57.1 million in 1995, $50.4 million in 1994, and $41.3 million in 1993. The increases are primarily attributable to the additional goodwill and intangible assets resulting from the corporate trust business and bank acquisitions in 1995 and 1994.

  Other personnel costs were $40.9 million in 1995, $35.7 million in 1994, and $31.0 million in 1993. The use of outside contract labor related to ongoing technology projects and acquisition integrations caused the increases in both 1995 and 1994.

  FDIC insurance premiums decreased to $35.8 million in 1995, compared with $58.4 million and $57.5 million in 1994 and 1993, respectively. FDIC insurance premiums decreased primarily due to the FDIC's new assessment rate schedule for deposits subject to assessment by the Bank Insurance Fund ("BIF"), retroactive to June 1, 1995, which reduced the Company's insurance rate from $.23 to $.04 per $100 of BIF insured deposits. Effective January 1, 1996, the Company's insurance rate per $100 of BIF assessed deposits was further reduced to zero. Approximately $5.9 billion of the Company's deposits are subject to assessment by the Savings Association Insurance Fund ("SAIF") and continue to be assessed at the rate of $.23 per $100 of deposits.

  Advertising expense was $32.0 million in 1995, compared with $35.5 million in 1994 and $25.6 million in 1993. The decline in 1995 was primarily due to the integration of MFC and the elimination of duplicate costs.

  The Company recorded additional provision for credit losses of $16.5 million and merger-related charges of $66.2 million relating to the MFC merger in 1994. Merger-related charges included: $19.6 million in asset write-downs primarily related to premises and equipment; $6.2 million for contract terminations; $26.4 million of costs for systems conversions, including outside consulting fees for the assistance in the conversion of MFC data processing systems, preparation and mailing of numerous customer communications, printing and distribution of training materials, branch signage, and similar expenses related to the conversion and integration of MFC branches and operations to the Company's model; and $14.0 million of other costs. There were no significant adjustments made to these items in 1995. Cash expenditures related to these charges totaled approximately $58.2 million during 1995. The remaining cash expenditures are expected to occur early in 1996. Severance of $56.5 million also was recorded by MFC under a pre-existing change in control plan. The Company recorded merger-related charges of $72.2 million relating to the CNB acquisition in 1993 and has made all of the related cash expenditures. The charges related to the closing of redundant facilities and consolidation of operations and included $29.7 million in conversion and required customer communications costs, $22.8 million in severance, $14.3 million in premises and equipment write-downs, and $5.4 million in other merger-related costs.

INCOME TAX EXPENSE -- The provision for income taxes was $334.3 million in 1995, compared with $191.8 million in 1994 and $198.6 million in 1993. The increase in 1995 was primarily due to the higher level of taxable income. The decrease in taxable income in 1994 from 1993 was due to the recognition of securities losses and merger-related charges in 1994.


                                    First Bank System, Inc. and Subsidiaries  23

  At December 31, 1995, the Company's net deferred tax asset was $216.3 million, compared with a net deferred tax asset of $363.0 million. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. For further information on income taxes, refer to Note L on page 58.

CONTINGENCIES -- Various legislative proposals have been made, but not enacted, that would affect the SAIF premium assessments, including a one-time special assessment for SAIF deposits. It is not clear when such legislation will be passed, if at all. Based on current proposals, the Company may be subject to a special assessment of up to $57 million.

  The Company expects to receive a tax refund of approximately $55 million to $65 million from the State of Minnesota relating to the exemption of interest income received on investments in U.S. government securities for the years 1979 to 1983. The refund is subject to final audit reports by the State, as well as appropriate funding authority to pay the claims, both of which are anticipated in 1996.

DISCONTINUED OPERATIONS -- Because of regulatory restrictions on nonbanking activities, the Company sold Edina Realty, Inc. ("Edina"), its real estate brokerage subsidiary, on December 8, 1995. Edina's operations were reported in the Consolidated Statement of Income as discontinued operations, with income and expenses excluded from captions applicable to continuing operations. Edina's assets, liabilities, and cash flows were not material to the Company's financial statements. Edina's 1994 results included a $12.5 million accrual for the settlement of two class action lawsuits against Edina, which was paid in 1995.

Balance Sheet Analysis

LOANS -- The Company's loan portfolio increased $1.8 billion, or 8 percent, to $26.4 billion at year-end 1995 from $24.6 billion at year-end 1994. Table 7 shows the breakdown of the Company's loan portfolio by type of loan. Growth in most commercial and consumer loan categories was partially offset by a decrease in residential mortgage-related loan balances. The Company's loan portfolio carries credit risk, which may ultimately result in loan charge-offs. The Company manages this risk through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. See Corporate Risk Profile for a more detailed discussion of the management of credit risk.

COMMERCIAL -- Commercial loans totaled $8.3 billion at year-end 1995, up $1.0 billion, or 14 percent, from year-end 1994. Year-end 1994 commercial loans were $7.3 billion, up $1.1 billion, or 18 percent, from year-end 1993. The increase in commercial loans is primarily attributable to growth in small- and middle-market business lending.

  At December 31, 1995, the significant industry groups based on commercial loans outstanding were consumer product manufacturers (32 percent), service industries, including both business and consumer services (28 percent), and wholesale (15 percent). The remaining industry groups are each less than 10 percent of the Commercial portfolio. This diverse mix of industries is similar to 1994 and 1993.

  The geographic distribution of the commercial portfolio is concentrated in the Company's operating region, with approximately 80 percent of amounts outstanding to borrowers located in Minnesota, Colorado, Wisconsin, Illinois, Montana, North Dakota, South Dakota, Iowa, Kansas, Nebraska, and Wyoming.



24  First Bank System, Inc. and Subsidiaries

TABLE 7. Loan Portfolio Distribution


                                      1995                1994                1993                 1992                1991
                                --------------------------------------------------------------------------------------------------
At December 31                             Percent             Percent             Percent             Percent             Percent
(Dollars in Millions)            Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial....................  $ 8,271      31.3%  $ 7,285      29.7%  $ 6,170      26.3%  $ 5,781      27.9%  $ 5,729      30.5%
 Financial institutions........    1,060       4.0       787       3.2     2,004       8.5     1,132       5.5     1,001       5.3
 Real estate:
  Commercial mortgage..........    2,784      10.6     2,454      10.0     2,233       9.5     2,207      10.6     2,176      11.6
  Construction.................      403       1.5       330       1.3       241       1.0       239       1.2       312       1.7
                                --------------------------------------------------------------------------------------------------
    Total commercial...........   12,518      47.4    10,856      44.2    10,648      45.3     9,359      45.2     9,218      49.1
CONSUMER:
 Residential mortgage..........    4,655      17.6     5,098      20.8     5,125      21.8     4,641      22.5     3,608      19.2
 Residential mortgage held for
  sale.........................      257       1.0       197        .8     1,149       4.9       856       4.1       775       4.1
 Home equity and second
  mortgage.....................    2,805      10.6     2,453      10.0     1,932       8.2     1,482       7.2     1,012       5.4
 Credit card...................    2,586       9.8     2,409       9.8     1,757       7.5     1,782       8.6     1,709       9.1
 Automobile....................    1,821       6.9     1,770       7.2     1,159       4.9     1,050       5.1     1,034       5.5
 Revolving credit..............      757       2.9       725       2.9       695       3.0       605       2.9       576       3.1
 Installment...................      607       2.3       712       2.9       772       3.3       671       3.2       594       3.2
 Student*......................      394       1.5       336       1.4       260       1.1       246       1.2       240       1.3
                                --------------------------------------------------------------------------------------------------
    Total consumer.............   13,882      52.6    13,700      55.8    12,849      54.7    11,333      54.8     9,548      50.9
                                --------------------------------------------------------------------------------------------------
    Total loans................  $26,400     100.0%  $24,556     100.0%  $23,497     100.0%  $20,692     100.0%  $18,766     100.0%
----------------------------------------------------------------------------------------------------------------------------------

*All or part of the student loan portfolio may be sold when the repayment period begins.

FINANCIAL INSTITUTIONS -- The portfolio of loans to financial institutions increased to $1.1 billion at December 31, 1995, compared with $787 million at December 31, 1994. The outstandings fluctuate due to the cyclical nature of the mortgage banking firms' loan volume. The increase in 1995 reflects the easing of market interest rates during the year.

  The financial institutions group provides financing to financial institutions headquartered throughout the United States. Many of these institutions originate residential mortgages on a national basis. The Company secures these loans primarily with first liens on single family residences.

COMMERCIAL REAL ESTATE -- The Company's portfolio of commercial real estate mortgages and construction loans grew approximately $400 million to $3.2 billion at December 31, 1995, compared with $2.8 billion at December 31, 1994. Commercial real estate activity continues to increase as market prices stabilize and vacant space declines, allowing more projects to meet the Company's stringent credit standards.



                                     First Bank System, Inc. and Subsidiaries 25

TABLE 8. Commercial Real Estate Exposure by Property Type and Geography

                                                             Percentage of Total
                                                                at December 31
                                                             -------------------
PROPERTY TYPE                                                  1995       1994
--------------------------------------------------------------------------------
Retail...................................................      19.0%      17.2%
Mixed-use office.........................................      16.5       16.7
Multi-family.............................................      14.7       16.6
Office building..........................................      13.9       17.1
Hotel/motel..............................................       7.4        6.2
Single-family residential................................       4.2        4.2
Land.....................................................       2.3        1.9
Other, primarily owner-occupied..........................      22.0       20.1
                                                             -------------------
                                                              100.0%     100.0%
--------------------------------------------------------------------------------
GEOGRAPHY
--------------------------------------------------------------------------------
Minnesota................................................      29.0%      33.1%
Colorado.................................................      18.2       19.2
Montana, North Dakota, South Dakota and Wyoming..........      14.3       13.1
Wisconsin and Illinois...................................      12.9       13.4
Iowa, Kansas and Nebraska................................       6.9        3.9
                                                             -------------------
 Total FBS region........................................      81.3       82.7
West.....................................................       7.8        9.1
Southeast................................................       6.0        3.0
Southwest................................................       2.2        2.8
Other Midwest............................................       1.9        1.8
Mid-Atlantic.............................................        .8         .6
                                                             -------------------
                                                              100.0%     100.0%
--------------------------------------------------------------------------------


  Commercial mortgages outstanding were $2.8 billion at December 31, 1995, compared with $2.5 billion at December 31, 1994. Real estate construction loans outstanding at December 31, 1995, totaled $403 million compared with $330 million at year-end 1994. Table 8 shows the breakdown of these real estate exposures by property type and geographic location. The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time the loan is transferred to the commercial mortgage portfolio. Approximately $40 million of construction loans was transferred to the commercial mortgage portfolio in 1995.

  The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $409 million at December 31, 1995, and $367 million at December 31, 1994. At year-end 1995, real estate interests secured $128 million of tax-exempt industrial development loans and commitments and $319 million of standby letters of credit. At year-end 1994, these exposures totaled $184 million and $298 million, respectively.

26  First Bank System, Inc. and Subsidiaries

  The Company finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial category and totaled $356 million at December 31, 1995, and $342 million at December 31, 1994.

CONSUMER -- Total consumer loan outstandings increased $182 million to $13.9 billion at December 31, 1995, from $13.7 billion at year-end 1994. Excluding a $383 million decrease in residential mortgage loans, consumer loans increased $565 million, or 7 percent.

  Home equity and second mortgages increased $352 million, primarily due to successful marketing promotions. Credit card loans, primarily the Northwest Airlines WorldPerks credit card, grew $177 million. Revolving credit loans increased slightly to $757 million from $725 million at December 31, 1995, and 1994, respectively. During 1995, automobile loans increased $51 million, or 3 percent, to $1.8 billion and installment loans decreased $105 million, or 15 percent, to $607 million. At December 31, 1995, student loans totaled $394 million, up $58 million from the prior year.

  Residential mortgage outstandings decreased $383 million, or 7 percent, to $4.9 billion. Residential mortgage originations were approximately $1.6 billion in 1995, a 41 percent decrease from 1994. The decline in outstandings and originations was due to the Company's continuing emphasis on other consumer loan products.

  Of total consumer balances outstanding, approximately 80 percent were to customers located in the Company's operating region. See page 29 for a discussion of the general economic conditions within the Company's operating region.

ALLOWANCE FOR CREDIT LOSSES -- At December 31, 1995, the allowance for credit losses was $473.5 million, compared with an allowance of $474.7 million at December 31, 1994, and $466.1 million at December 31, 1993. The ratio of the allowance for credit losses to nonperforming loans increased to 401 percent at December 31, 1995, from 283 percent at December 31, 1994, and 208 percent at December 31, 1993. For further information on the allowance for credit losses, refer to Corporate Risk Profile beginning on page 29.

SECURITIES -- At December 31, 1995, the Company's available-for-sale securities portfolio was $3.3 billion compared with $5.2 billion at December 31, 1994, reflecting the January 1995 sale of $1.6 billion of securities in connection with the Company's interest rate risk management process. The relative mix of the securities portfolio has not changed significantly from prior years.

  Trading account securities, federal funds sold, and resale agreements were $351 million at December 31, 1995, compared with $548 million at December 31, 1994, reflecting decreases in federal funds sold and resale agreements of $100 million and $106 million, respectively.

TABLE 9. Available-for-sale Securities Portfolio Average Maturity


At December 31, 1995                                          Average Maturity
--------------------------------------------------------------------------------
U.S. Treasury............................................    2 years, 7 months
Other U.S. Agencies......................................    2 years, 4 months
State and Political......................................    9 years, 10 months
Other*...................................................    4 years, 4 months
  Total..................................................    3 years, 7 months
--------------------------------------------------------------------------------

*Excludes equity securities that have no stated maturity.

 The average effective life of the holdings is expected to be less than the average contractual maturities shown in the table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The table above does not include mortgage-backed securities.


                                    First Bank System, Inc. and Subsidiaries  27

TABLE 10. Available-for-sale Securities Portfolio Amortized Cost, Fair Value and Yield by Maturity Date


Maturing:                             Within 1 Year                  1-5 Years                   5-10 Years
-------------------------------------------------------------------------------------------------------------------
                                 Amor-                        Amor-                       Amor-
At December 31, 1995             tized      Fair              tized      Fair             tized       Fair
(Dollars in Millions)             Cost     Value    Yield      Cost     Value    Yield     Cost      Value    Yield
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury................   $313.1    $315.9    7.42%    $401.3    $406.3    6.06%    $206.6    $202.6    5.22%
Mortgage-backed
      securities*............        -         -       -          -         -       -          -         -       -

Other U.S. Agencies..........     57.3      57.2    5.58       89.3      89.7    5.79        9.8      10.2     6.30

State and Political**........     40.5      40.8   11.84       25.0      25.6    8.00       31.7      33.3     8.84

Other........................     35.2      35.2    9.11       47.5      48.1    6.91       34.8      34.8     6.60
-------------------------------------------------------------------------------------------------------------------
                                $446.1    $449.1    7.72%    $563.1    $569.7    6.17%    $282.9    $280.9     5.84%
-------------------------------------------------------------------------------------------------------------------

                                                                     Mortgage-Backed
Maturing:                             Over 10 Years                     Securities                         Total
------------------------------------------------------------------------------------------------------------------------------
                                 Amor-                          Amor-                           Amor-
At December 31, 1995             tized      Fair                tized        Fair               tized       Fair
(Dollars in Millions)             Cost     Value    Yield        Cost       Value    Yield       Cost      Value      Yield
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury................    $    -    $    -       -%    $      -    $      -       -%    $  921.0    $  924.8    6.33%
Mortgage-backed
      securities*............         -         -       -      1,703.0     1,692.8    6.85      1,703.0     1,692.8    6.85

Other U.S. Agencies..........        .2        .2   10.24            -           -       -        156.6       157.3    5.75

State and Political**........      77.1      79.6   11.28            -           -       -        174.3       179.3   10.51

Other........................     147.6     183.9    6.86%***        -           -       -        265.1       302.0    7.43%***
------------------------------------------------------------------------------------------------------------------------------
                                 $224.9    $263.7   10.74%*** $1,703.0    $1,692.8    6.85%    $3,220.0    $3,256.2    6.87%***
------------------------------------------------------------------------------------------------------------------------------
  *Variable rate mortgage-backed securities represented 49% of the balance of mortgage-backed securities.
 **Yields on state and political obligations that are not subject to federal income tax have been adjusted to taxable-equivalent using a 35% tax rate.
***Average yield calculations exclude equity securities that have no stated yield.

DEPOSITS -- Noninterest-bearing deposits averaged $5.6 billion in 1995, down $726 million from the 1994 average of $6.3 billion. The decrease in non-interest bearing deposits was due primarily to a decline in deposits from customers in the mortgage banking industry. Interest-bearing deposits, which include certificates of deposit, savings certificates, and money market and interest checking products, averaged $17.1 billion in 1995, compared with $18.4 billion in 1994. The decrease reflects the divestiture of $848 million of deposits during 1995, as well as the national trend of consumer balances moving into mutual funds, annuities and other investment products.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased to $4.4 billion at December 31, 1995, from $3.2 billion at December 31, 1994. The increase was primarily attributable to the net issuance of $1.3 billion of short-term notes under the $5 billion bank/thrift note programs, which were used to fund loan growth, replace deposit sales and fund a $300 million reduction in federal funds purchased and securities sold under agreements to repurchase. The currently outstanding short-term bank notes have a weighted average interest rate of 5.89 percent and range in original maturities from seven to nine months. In addition to the short-term bank notes, the Company's subsidiaries also issued $300 million in long-term bank notes under the same $5 billion bank/thrift note program. The original maturities of these notes ranged from 23 to 25 months.

  Long-term debt increased slightly to $3.2 billion at December 31, 1995, from $3.0 billion at December 31, 1994. The Company placed $250 million in 6.875 percent subordinated 12-year, noncallable notes in September 1995, and $150 million in 7.625 percent subordinated 10-year, noncallable notes in April 1995. The effect of these issuances was partially offset by the call of $86 million
8.25 percent subordinated notes due October 1, 1999; the call of $150 million floating rate subordinated capital notes due November 29, 1996; and maturities on other outstanding debt, including approximately $300 million in Federal Home Loan Bank ("FHLB") advances. During 1994, the Company and its subsidiaries placed two $100 million subordinated debt issuances.

  Medium-term notes outstanding at December 31, 1995, totaled $580 million compared with $514 million at December 31, 1994. During 1995, the Company issued $254 million of medium-term notes with original maturities of 12 to 42 months. Maturities of medium-term notes during 1995 totaled $188 million.


28  First Bank System, Inc. and Subsidiaries

Corporate Risk Profile

OVERALL RISK PROFILE -- Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity, and liquidity. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as the result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers.

CREDIT MANAGEMENT -- In 1995 the Company's nonperforming assets declined for the sixth consecutive year. The ratio of nonperforming assets to loans plus other real estate declined to .58 percent at year-end from .94 percent and 1.45 percent at year-end 1994 and 1993, respectively.

  These improvements reflect a favorable economy, a reduced risk profile of the loan portfolio, and a disciplined credit culture. Lower portfolio risk is the result of the Company's focus on middle-market lending in its region and a shift toward more consumer lending. Consistent with this strategy, acquisitions made during the past four years have enhanced middle-market and consumer loan portfolios.

  The Company's strategy for credit risk management includes stringent, centralized credit policies, and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and all loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly. The commercial bank relies on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle-market companies within their regions.

  In evaluating its credit risk, the Company considers its loan portfolio composition, its level of allowance coverage, and macroeconomic concerns. Most economic indicators in the Company's operating regions compare favorably with national trends. Fifty percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota and Colorado. According to federal and state government agencies, unemployment rates in Minnesota and Colorado were 3.4 percent and 3.9 percent, respectively, for the month of December 1995, compared with the national unemployment rate of 5.6 percent. Through September 30, 1995, the national foreclosure rate on residential mortgages was .92 percent, compared with .55 percent in Minnesota and .30 percent in Colorado.

  The Company engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans. For additional information on interest rate swaps, see Interest Rate Risk Management on page 33.


                                    First Bank System, Inc. and Subsidiaries  29

TABLE 11.  Summary of Allowance for Credit Losses


(Dollars in Millions)                                 1995     1994     1993     1992     1991
-----------------------------------------------------------------------------------------------
Balance at beginning of period...................... $474.7   $466.1   $483.8   $453.2   $484.4
CHARGE-OFFS:
 Commercial:
     Commercial.....................................   25.9     57.1     53.5     87.6    106.0
     Financial institutions.........................     --      1.1      6.5       --      2.0
     Real estate:
          Commercial mortgage.......................   15.3     34.4     59.8     48.7     79.6
          Construction..............................     .1       .2       .4      6.1      6.3
                                                     ------------------------------------------
          Total commercial..........................   41.3     92.8    120.2    142.4    193.9
 Consumer:
     Residential mortgage...........................    5.2      4.7      3.0      6.8      6.1
     Credit card....................................   85.6     78.5     71.6     85.5     68.4
     Other..........................................   77.0     50.8     44.4     50.5     49.8
                                                     ------------------------------------------
          Total consumer............................  167.8    134.0    119.0    142.8    124.3
                                                     ------------------------------------------
          Total.....................................  209.1    226.8    239.2    285.2    318.2
RECOVERIES:
 Commercial:
     Commercial.....................................   38.7     42.8     33.6     40.2     33.0
     Financial institutions.........................     .5       .4      7.0        -        -
     Real estate:
          Commercial mortgage.......................   15.6     17.7     11.7      6.3     11.8
          Construction..............................     .1       .9      1.3      1.9      1.2
                                                     ------------------------------------------
          Total commercial..........................   54.9     61.8     53.6     48.4     46.0
 Consumer:
     Residential mortgage...........................     .7      1.1      1.7      2.3      1.6
     Credit card....................................   10.9      9.1      9.7      8.0      6.0
     Other..........................................   21.6     14.5     11.9     12.8     10.1
                                                     ------------------------------------------
          Total consumer............................   33.2     24.7     23.3     23.1     17.7
                                                     ------------------------------------------
          Total.....................................   88.1     86.5     76.9     71.5     63.7
NET CHARGE-OFFS:
 Commercial:
     Commercial.....................................  (12.8)    14.3     19.9     47.4     73.0
     Financial institutions.........................    (.5)      .7      (.5)       -      2.0
     Real estate:
          Commercial mortgage.......................    (.3)    16.7     48.1     42.4     67.8
          Construction..............................      -      (.7)     (.9)     4.2      5.1
                                                     ------------------------------------------
          Total commercial..........................  (13.6)    31.0     66.6     94.0    147.9
 Consumer:
     Residential mortgage...........................    4.5      3.6      1.3      4.5      4.5
     Credit card....................................   74.7     69.4     61.9     77.5     62.4
     Other..........................................   55.4     36.3     32.5     37.7     39.7
                                                     ------------------------------------------
          Total consumer............................  134.6    109.3     95.7    119.7    106.6
                                                     ------------------------------------------
          Total.....................................  121.0    140.3    162.3    213.7    254.5
Provision charged to operating expense..............  115.0    123.6    133.1    191.7    210.2
Additions related to acquisitions...................    4.8     25.3     11.5     52.6     13.1
                                                     ------------------------------------------
Balance at end of period............................ $473.5   $474.7   $466.1   $483.8   $453.2
                                                     ------------------------------------------
Allowance as a percentage of period-end loans.......   1.79%    1.93%    1.98%    2.34%    2.42%
Allowance as a percentage of nonperforming loans....    401      283      208      149      120
Allowance as a percentage of nonperforming assets...    308      204      137       95       69


30  First Bank System, Inc. and Subsidiaries

ANALYSIS AND ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES -- The allowance for credit losses provides coverage for losses inherent in the Company's loan portfolio and related off-balance sheet commitments. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation is based on continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including current and anticipated economic conditions.

  Management has determined that the allowance for credit losses is adequate. At December 31, 1995, the allowance was $473.5 million, or 1.79 percent of loans. This compares with an allowance of $474.7 million, or 1.93 percent of loans, at year-end 1994, and $466.1 million, or 1.98 percent of loans, at December 31, 1993. The ratio of the allowance for credit losses to nonperforming loans increased to 401 percent at December 31, 1995, compared with 283 percent at year-end 1994 and 208 percent at year-end 1993.

  Although the recent trend of slow, steady economic growth may contribute to the continued improvement in the credit portfolio, economic stagnation or reversals could increase the required level of the allowance for credit losses.

  Management allocates part of the allowance to certain industry sectors based on relative risk characteristics of the loan portfolio. Table 12 shows the allocation of the allowance for credit losses by loan category. Commercial allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. Consumer allocations are based on an analysis of historical and expected delinquency and charge-off statistics.

  The unallocated portion of the allowance increased to $299.5 million at year-end 1995 from $277.7 million and $261.0 million at December 31, 1994, and 1993, respectively, reflecting increases in the loan portfolio. Although the allocation of the allowance is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio.

TABLE 12. Allocation of Allowance for Credit Losses


                                               Allocation Amount at December 31      Allocation as a Percent of Loans Outstanding
                                         ----------------------------------------------------------------------------------------
(Dollars in Millions)                       1995     1994     1993     1992    1991      1995     1994    1993    1992    1991
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial and financial institutions..   $ 68.8   $ 78.8   $ 80.1   $105.9  $126.4      .74%     .98%    .98%   1.53%   1.88%
 Real estate:
     Commercial mortgage................     20.2     32.7     59.8     69.9    92.2      .73     1.33    2.68    3.17    4.24
     Construction.......................      2.1      1.9      1.0      7.3     5.3      .52      .58     .41    3.05    1.70
                                         ----------------------------------------------------------------------------------------
     Total commercial...................     91.1    113.4    140.9    183.1   223.9      .73     1.04    1.32    1.96    2.43
CONSUMER:
 Residential mortgage...................      7.8     10.6     13.8     14.9    15.4      .16      .20     .22     .27     .35
 Credit card............................     34.0     32.5     22.0     38.9    39.7     1.31     1.35    1.25    2.18    2.32
 Other..................................     41.1     40.5     28.4     33.5    19.0      .64      .68     .59     .83     .55
                                         ----------------------------------------------------------------------------------------
     Total consumer.....................     82.9     83.6     64.2     87.3    74.1      .60      .61     .50     .77     .78
                                         ----------------------------------------------------------------------------------------
 Total allocated........................    174.0    197.0    205.1    270.4   298.0      .66      .80     .87    1.31    1.59
 Unallocated portion....................    299.5    277.7    261.0    213.4   155.2     1.13     1.13    1.11    1.03     .83
                                         ----------------------------------------------------------------------------------------
     Total allowance....................   $473.5   $474.7   $466.1   $483.8  $453.2     1.79%    1.93%   1.98%   2.34%   2.42%
=================================================================================================================================


                                    First Bank System, Inc. and Subsidiaries  31

TABLE 13. Net Charge-offs as a Percentage of Average Loans Outstanding

                                      1995    1994   1993   1992   1991
-----------------------------------------------------------------------
COMMERCIAL:
 Commercial.......................... (.16)%  .21%   .34%   .86%  1.17%
 Financial institutions.............. (.06)   .06   (.03)    --    .28
 Real Estate:
  Commercial mortgage................ (.01)   .71   2.17   1.96   3.03
  Construction.......................   --   (.26)  (.42)  1.56   1.51
                                      --------------------------------
  Total commercial................... (.12)   .29    .68   1.04   1.55
CONSUMER:
 Residential mortgage................  .09    .06    .02    .10    .11
 Credit card......................... 3.19   3.38   3.57   4.53   4.17
 Other...............................  .89    .66    .74   1.03   1.17
                                      --------------------------------
  Total consumer.....................  .98    .82    .79   1.19   1.19
                                      --------------------------------
  Total..............................  .48%   .59%   .74%  1.12%  1.37%
-----------------------------------------------------------------------

ANALYSIS OF NET LOAN CHARGE-OFFS -- As shown in Table 11, net loan charge-offs decreased $19.3 million to $121.0 million, compared with $140.3 million in 1994. Commercial loan net recoveries for 1995 were $13.6 million, compared with net charge-offs of $31.0 million in 1994, reflecting the recovery of prior years' charge-offs and continued improvement in the credit quality of this portfolio. Consumer loan net charge-offs in 1995 were $25.3 million higher than in 1994, reflecting growth in the balance of nonmortgage consumer loans and sales volume activity in credit card products over the past year. Net charge-offs were $162.3 million in 1993. Table 13 shows net charge-offs as a percentage of average loans outstanding by type.

ANALYSIS OF NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1995, nonperforming assets totaled $153.7 million, a decrease of 34 percent from $232.3 million at year-end 1994 and down 55 percent from $341.4 million at year-end 1993. The ratio of nonperforming assets to loans plus other real estate improved to .58 percent at December 31, 1995, compared with .94 percent at year-end 1994 and 1.45 percent at year-end 1993.

  In 1995, the most significant reductions occurred in the following areas: commercial, $11.4 million, or 31 percent; commercial mortgage, $28.7 million, or 40 percent; and other real estate, $30.8 million, or 48 percent.

  Interest payments are currently received on approximately 30 percent of the Company's nonperforming loans. The payments are typically applied against the principal balance and not recorded as income.

  Accruing loans 90 days or more past due totaled $38.8 million, compared with $23.4 million at December 31, 1994, and $29.9 million at December 31, 1993. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or a restoration to current status. Consumer loans 30 days or more past due were 2.0 percent of the total consumer portfolio at December 31, 1995, compared with 1.8 percent at year-end 1994. Consumer loans 90 days or more past due totaled .6 percent of the consumer loan portfolio at December 31, 1995, and 1994.


32  First Bank System, Inc. and Subsidiaries

TABLE 14. Nonperforming Assets*


                                                          At December 31
                                            ------------------------------------------
(Dollars in Millions)                        1995     1994     1993     1992     1991
--------------------------------------------------------------------------------------
Nonaccrual loans..........................  $118.1   $167.8   $224.5   $322.0   $361.6
Restructured loans........................      .1       .1        -      3.5     16.7
                                            ------------------------------------------
 Nonperforming loans......................   118.2    167.9    224.5    325.5    378.3
Other real estate.........................    33.2     64.0    115.9    181.3    261.2
Other nonperforming assets................     2.3       .4      1.0      3.7     18.3
                                            ------------------------------------------
 Nonperforming assets.....................  $153.7   $232.3   $341.4   $510.5   $657.8
                                            ------------------------------------------
Accruing loans 90 days or more past due...  $ 38.8   $ 23.4   $ 29.9   $ 29.4   $ 42.2
Nonperforming loans to total loans........     .45%     .68%     .96%    1.57%    2.02%
Nonperforming assets to total loans
 plus other real estate...................     .58      .94     1.45     2.45     3.46
Net interest lost on nonperforming loans..  $  9.2   $ 11.0   $ 15.6   $ 18.1   $ 26.3
--------------------------------------------------------------------------------------

*Throughout this document, nonperforming assets and related ratios do not include loans more than 90 days past due and still accruing interest.

TABLE 15. Nonperforming Assets by Type



                                             At December 31         1995 Compared with 1994
                                         ---------------------------------------------------
(Dollars in Millions)                     1995             1994           Amount     Percent
--------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial............................  $ 25.1            $ 36.5         $(11.4)    (31.2)%
 Financial institutions................       -                 -              -         -
 Real estate:
     Commercial mortgage...............    42.3              71.0          (28.7)    (40.4)
     Construction......................     1.5               1.6            (.1)     (6.3)
                                         --------------------------------------------------
     Total commercial..................    68.9             109.1          (40.2)    (36.8)
CONSUMER:
 Residential mortgage..................    37.3              43.5           (6.2)    (14.3)
 Credit card...........................     8.7               9.9           (1.2)    (12.1)
 Other.................................     3.3               5.4           (2.1)    (38.9)
                                         --------------------------------------------------
     Total consumer....................    49.3              58.8           (9.5)    (16.2)
                                         --------------------------------------------------
     Total nonperforming loans.........   118.2             167.9          (49.7)    (29.6)
OTHER REAL ESTATE......................    33.2              64.0          (30.8)    (48.1)
OTHER NONPERFORMING ASSETS.............     2.3                .4            1.9     475.0
                                         --------------------------------------------------
     Total nonperforming assets........  $153.7            $232.3         $(78.6)   (33.8)%
-------------------------------------------------------------------------------------------

INTEREST RATE RISK MANAGEMENT -- The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income to risks associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing interest rate risk: Net Interest Income Simulation Modeling, Static Gap Analysis and Market Value/Duration Analysis.

Net Interest Income Simulation: The Company has developed a net interest income simulation model to measure near-term (under one year) risk due to changes in interest rates. The model is particularly useful because it incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. The balance sheet changes are based on forecasted prepayments of loans, loan and deposit growth, and historical pricing spreads. The model is updated


                                     First Bank System, Inc. and Subsidiaries 33
monthly with the current balance sheet structure and the current forecast of expected balance sheet changes. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the current yield curve of 1 percent, 2 percent and 3 percent. ALCO also calculates the sensitivity of the simulation results to changes in the key assumptions, such as the Prime/LIBOR spread. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO has established guidelines, approved by the Company's Board of Directors, that limit the estimated change in net interest income, assuming modest changes in Prime/LIBOR spreads and deposit pricing lags, over the succeeding 12 months to approximately 3 percent of forecasted net interest income, given a 1 percent change in interest rates.

Static Gap Analysis: A traditional gap analysis provides a point-in-time measurement of the relationship between the repricing amounts of the interest rate sensitive assets and liabilities. While the gap analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the gap analysis primarily for managing interest rate risk beyond one year and has established guidelines, approved by the Company's Board of Directors, for the gap position in the one- to three-year time periods.

  Table 16 reflects the Company's interest rate repricing gap position at several maturities at December 31, 1995. The Company's natural asset sensitive gap position has been modified through the use of off-balance sheet hedging instruments to maintain a low risk position with the cumulative one year position reflecting a negative gap of only $363 million.

Market Value/Duration Analysis: One of the limiting factors of the net interest income simulation model is its dependence upon accurate forecasts of future business activity and the resulting effect on

TABLE 16. Interest Rate Sensitivity Gap Analysis

                                                                           Repricing Maturities
                                               -----------------------------------------------------------------------------
                                                   Less Than      3-6      6-12      1-5   More Than    Non-Rate
At December 31, 1995 (In Millions)                  3 Months   Months    Months    Years     5 Years   Sensitive     Total
----------------------------------------------------------------------------------------------------------------------------
Assets:
 Loans......................................         $12,945   $ 1,697   $1,910    $6,787      $3,050    $    11   $26,400
 Available-for-sale securities..............             979       268      383     1,022         556         48     3,256
 Other earning assets.......................             351         -        -         -           -          -       351
 Nonearning assets..........................             513        13       27       334       1,243      1,737     3,867
                                               -----------------------------------------------------------------------------
     Total assets...........................         $14,788   $ 1,978   $2,320    $8,143      $4,849    $ 1,796   $33,874
                                               -----------------------------------------------------------------------------
Liabilities and Equity:
 Deposits...................................         $ 8,325   $ 1,284   $1,877    $7,190      $3,813    $    25   $22,514
 Other purchased funds......................           4,364         -        -         8          13          -     4,385
 Long-term debt.............................           1,107       100      127       876         991          -     3,201
 Other liabilities..........................             (41)        -        -         -           -      1,090     1,049
 Equity.....................................               -         -        -         -           -      2,725     2,725
                                               -----------------------------------------------------------------------------
     Total liabilities and equity...........         $13,755   $ 1,384   $2,004    $8,074      $4,817    $ 3,840   $33,874
                                               -----------------------------------------------------------------------------
Effect of off-balance sheet hedging
 instruments:
 Receiving fixed............................         $   300   $   200   $  433    $1,606      $  800    $     -   $ 3,339
  Paying floating...........................          (3,139)        -     (100)     (100)          -          -    (3,339)
                                               -----------------------------------------------------------------------------
     Total effect of off-balance sheet
      hedging instruments...................         $(2,839)  $   200   $  333    $1,506      $  800    $     -   $     -
                                               -----------------------------------------------------------------------------
Repricing gap...............................         $(1,806)  $   794   $  649    $1,575      $  832    $(2,044)  $     -
Cumulative repricing gap....................          (1,806)   (1,012)    (363)    1,212       2,044          -
----------------------------------------------------------------------------------------------------------------------------

This table estimates the repricing maturities of the Company's assets, liabilities, and hedging instruments based upon the Company's assessment of the repricing characteristics of contractual and non-contractual instruments. Non-contractual deposit liabilities are allocated among the various maturity categories as follows: Approximately 40 percent of regular savings, 30 percent of interest-bearing checking, 50 percent of money market checking, and 60 percent of money market savings balances are reflected in the Less Than 3 Months category, with the remainder placed in the 1-5 Years category. Approximately 68 percent of demand deposits and related nonearning asset accounts is allocated in the More Than 5 Years category, 14 percent is allocated in the 1-5 Years category with the remaining allocated in the Less Than 3 Months category.


                 34  First Bank System, Inc. and Subsidiaries

TABLE 17. Interest Rate Swap Hedging Portfolio Notional Balances and Yields by Maturity Date


At December 31, 1995 (Dollars in Millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Weighted        Weighted
                                                                                                           Average         Average
Receive Fixed Swaps*                                                                       Notional  Interest Rate   Interest Rate
Maturity Date                                                                                Amount       Received            Paid
----------------------------------------------------------------------------------------------------------------------------------
1996...........................................................................              $  433           7.96%           5.88%
1997...........................................................................                 275           6.42            5.86
1998...........................................................................                 606           5.99            5.88
1999...........................................................................                 575           6.88            5.86
2000...........................................................................                 150           6.57            5.83
After 2000**...................................................................                 800           7.00            5.86
                                                                                             ------
Total                                                                                        $2,839           6.83%           5.86%
----------------------------------------------------------------------------------------------------------------------------------

 *At December 31, 1995, the Company did not have any swaps in its portfolio that required it to pay fixed-rate interest.
**At December 31, 1995, all swaps with a maturity after 2000 hedged fixed rate subordinated notes.

balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond two years. The Company measures this longer-term component of interest rate risk (referred to as market value or duration risk) by modeling the effect of interest rate changes on the estimated discounted future cash flows of the Company's assets, liabilities and off-balance sheet instruments.

Use of Derivatives to Manage Interest Rate Risk: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals.

  The Company uses a variety of balance sheet and off-balance sheet financial instruments ("derivatives") to manage its interest rate risk. The Company manages the forecasted net interest income at risk by entering into off-balance sheet transactions (primarily interest rate swaps), investing in fixed rate assets or increasing variable rate liabilities. To a lesser degree, the Company also uses interest rate caps and floors to hedge this risk. These derivatives help maintain acceptable levels of rate risk. The Company does not enter into derivative contracts for speculative purposes.

  Interest rate swap agreements involve the exchange of fixed and floating rate risk payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of December 31, 1995, the Company received payments on $2.8 billion notional amount of interest rate swap agreements, based on fixed interest rates, and made payments based on variable interest rates. These swaps have an average fixed rate of 6.83 percent and an average variable rate, which is tied to various LIBOR rates, of 5.86 percent. The maturity of these agreements ranges from one month to 12 years with an average remaining maturity of 4.2 years. Swaps increased net interest income for the years ended December 31, 1995, 1994 and 1993 by $20.5 million, $62.3 million and $82.9 million, respectively.

  The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. Purchased caps can mitigate the effects of rising interest rates. Counterparties of these agreements pay the Company when certain short-term rates rise above a specified point or strike level. The payment is based on the difference in current rates and strike rates and the contract's notional amount. The total notional amount of cap agreements purchased as of December 31, 1995, was $200 million. The impact of caps on net interest income was not material for the years ended December 31, 1995, 1994 and 1993. To hedge against falling interest rates, the Company uses interest rate floors. Floor counterparties pay the Company when specified rates fall below the strike level. Like caps, the payment is based on the difference in current rates and strike rates and the notional amount. The total notional amount of floor agreements purchased as of December 31, 1995, was $1.25 billion. LIBOR-based floors totaled $950 million and Constant Maturity Treasury floors totaled $300 million. The impact of floors on net interest income was not material for the years ended December 31, 1995, and 1994. Note M on page 60 has further information on interest rate swaps, caps, and floors.

  The Company uses forward contracts to lock in interest rates on fixed rate mortgage loans originated and held for future sale by the Company's mortgage subsidiary. At December 31, 1995, the Company had forward contracts totaling $294 million.

                                    First Bank System, Inc. and Subsidiaries  35

LIQUIDITY MANAGEMENT -- The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for structuring the balance sheet to meet these needs. It regularly reviews current and forecasted funding needs as well as market conditions for issuing debt to wholesale investors. Based on this information, ALCO supervises wholesale funding activity, as well as the maintenance of contingent funding sources.

  A majority of the Company's funding comes from retail deposits within its operating region. The Company's purchased funds index remains relatively low at
15.5 percent at December 31, 1995, compared with a peer group average of 22.2 percent. The index is calculated as negotiated funding and repurchase agreements, net of federal funds sold and resale agreements, divided by loans and securities.

  The Company's other liquidity source is negotiated funds, which include FHLB borrowings, foreign branch time deposits, national federal funds purchased, bank and thrift notes and medium-term notes. The Company's ability to raise negotiated funding at competitive prices is influenced by rating agencies' views of the Company's credit quality, liquidity, capital, and earnings. As of December 31, 1995, Moody's Investors Services, Standard & Poors, and Thomson BankWatch rated the Company's senior debt as "A2," "A," and "A+," respectively. The strong debt ratings reflect the agencies' recognition of the consistent financial performance of the Company and strength of the balance sheet.

  At the parent company, funding primarily consists of long-term debt and equity. During 1995, long-term debt, including medium-term notes, increased to $1.3 billion from $1.1 billion at year-end 1994. The increase was primarily used to fund advances to affiliates.

  The parent company placed subordinated debt issuances of $400 million and issued $254 million of medium-term notes during 1995. Total parent company debt maturing in 1996 is $248 million. These debt obligations are expected to be met through medium-term note or subordinated debt issuances, as well as from the approximately $244 million of parent company cash and cash equivalents at December 31, 1995. It is the Company's practice to maintain liquid assets at the parent company sufficient to fund its operating cash needs, including debt repayment and stock buybacks over the next twelve months.

  In 1995, four of the Company's bank subsidiaries established a $4 billion bank note program. The Company's thrift subsidiary also established a $1 billion thrift note program. Notes issued under these programs may mature within 30 days to 15 years and bear fixed or floating interest rates. Proceeds from note sales are used for general corporate purposes. At December 31, 1995, there was $2.0 billion outstanding under these programs. The thrift subsidiary also had $1.3 billion in short-term and long-term advances from the FHLB at December 31, 1995.

CAPITAL MANAGEMENT -- The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At December 31, 1995, total tangible common equity was $2.2 billion, or 6.5 percent of assets, compared with 6.2 percent at year-end 1994 and 6.7 percent at year-end 1993. The total risk-based capital ratio remained relatively constant at 11.0 percent at year-end 1995, compared with 11.4 percent at year-end 1994. This ratio was 13.4 percent at year-end 1993. The decrease in recent years is a result of the redemption of preferred stock during 1994.

36  First Bank System, Inc. and Subsidiaries

TABLE 18. Capital Ratios


At December 31 (Dollars in Millions)          1995     1994     1993
---------------------------------------------------------------------
Tangible common equity*..................... $2,184   $2,082   $2,236
 As a percent of assets.....................    6.5%     6.2%     6.7%
Tier 1 capital**............................ $1,989   $2,052   $2,385
 As a percent of risk-adjusted assets.......    6.5%     7.3%     9.4%
Total risk-based capital**.................. $3,367   $3,227   $3,399
 As a percent of risk-adjusted assets.......   11.0%    11.4%    13.4%
Leverage ratio**............................    6.1      6.2      7.3
---------------------------------------------------------------------

 *Defined as common equity less goodwill.
**In accordance with regulatory guidelines, unrealized securities gains and losses are excluded from these calculations. In addition, equity capital related to deferred tax assets is limited.

  The purpose of the Company's capital management program is to maximize shareholder value through the deployment of capital in strategic businesses, payment of dividends, acquisitions, and the repurchase of excess capital (i.e., capital in excess of dividends and anticipated asset growth).

  On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million shares through December 1997. This new authorization replaces previous authorizations, which provided for the repurchase of up to 24.3 million shares through the end of 1996. Under the previous authorizations, the Company repurchased 11.9 million shares in 1995.

  During 1994, the Company repurchased approximately 6.3 million shares of its common stock, of which 4.4 million shares related to acquisitions.

  In 1994, the Company redeemed $159.3 million of its preferred stock, consisting of $89 million of Preferred Stock Series 1989A and $70.3 million of Preferred Stock Series 1989B. In 1993, the Company redeemed its $100 million Series 1983A Adjustable Rate Cumulative Preferred Stock. In connection with the MFC acquisition, the entire $12 million Series B Cumulative Perpetual Preferred Stock of MFC was redeemed on January 24, 1995.

  The measures used to assess capital include the capital ratios established by the bank regulatory agencies, including the specific ratios for the "well capitalized" designation. The Company manages various capital ratios to maintain appropriate capital levels in accordance with Board-approved capital guidelines. While the Company intends to maintain sufficient capital in each of its bank/thrift subsidiaries to be "well capitalized" as defined by the regulatory agencies, management ascribes the most significance to the tangible common equity ratio.



                                    First Bank System, Inc. and Subsidiaries  37

TABLE 19. Bank and Thrift Subsidiary Capital Ratios


                                                                   At December 31, 1995
                                                          ----------------------------------------
                                                                         Total
                                                           Tier 1   Risk-based                Total
(Dollars in Millions)                                     Capital      Capital   Leverage    Assets
---------------------------------------------------------------------------------------------------
REGULATORY CAPITAL REQUIREMENTS:
Minimum...............................................        4.0%         8.0%       3.0%
Well-capitalized......................................        6.0         10.0        5.0
BANK AND THRIFT SUBSIDIARIES:
First Bank National Association (Minnesota)...........        7.1         10.9        7.2   $16,376
Colorado National Bank................................        8.0         11.0        6.7     7,025
First Bank, fsb.......................................          *         12.7        6.8     5,965
First Bank of South Dakota (National Association).....        7.8         12.4        7.5     1,775
First Bank National Association (Illinois)............       12.5         13.7        8.4     1,226
First Bank Montana, National Association..............        7.0         11.4        7.3     1,179
First Bank (N.A.) (Wisconsin).........................        7.7         12.3        8.3     1,100
First Bank National Association (Nebraska)............       13.1         13.9       12.2       846
Colorado National Bank Aspen..........................       31.8         33.1       15.3        51
First National Bank of East Grand Forks...............       19.1         22.0       12.0        43
---------------------------------------------------------------------------------------------------

Note: These balances and ratios were prepared in accordance with regulatory accounting principles as disclosed in the subsidiaries' regulatory reports.
*At December 31, 1995, First Bank, fsb, a thrift subsidiary of the Company, had tangible capital of 6.8 percent, core capital of 9.1 percent and risk-based capital of 12.7 percent as compared with Thrift regulatory minimums of 1.5 percent, 3.0 percent and 8.0 percent, respectively.

DIVIDENDS -- During 1995, total dividends on common stock were $191.7 million compared with $156.0 million in 1994 and $121.8 million in 1993. The Company has raised its quarterly dividend rate in each of the past four years. On a per share basis, dividends paid to common shareholders totaled $1.45 in 1995, $1.16 in 1994, and $1.00 in 1993. On February 21, 1996, the Board of Directors increased the quarterly common dividend rate to $.4125 from $.3625.

  The Company's primary funding source for common stock dividends is dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its depository subsidiaries is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note Q on page 67.

Accounting Changes

SFAS 114, Accounting by Creditors for Impairment of a Loan -- The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 114 on January 1, 1995, which requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The adoption of SFAS 114 did not have a material effect on the Company.

SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of -- SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. While the Company will adopt SFAS 121 in the first quarter of 1996, the financial statement impact of adoption has not yet been determined.

SFAS 122, Accounting for Mortgage Servicing Rights -- Effective October 1, 1995, the Company adopted SFAS 122, which amends SFAS 65, "Accounting for Certain Mortgage Banking Activities." The new statement requires mortgage banking enterprises to recognize rights to service mortgage loans for others as separate assets regardless of whether the related loans were originated or purchased. In addition, a valuation reserve must be maintained for impairment of the mortgage servicing rights based on the predominant risk characteristics of the servicing portfolio. The adoption of SFAS 122 did not have a material effect on the Company.

SFAS 123, Accounting for Stock-Based Compensation -- SFAS 123 provides an alternative to APB Opinion No. 25, "Accounting For Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The statement allows


38 First Bank System, Inc. and Subsidiaries for a fair value based accounting method for stock options and similar equity instruments. Companies that continue to account for such arrangements under APB Opinion No. 25 must disclose the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for 1996. The Company plans to continue to account for such arrangements in accordance with APB Opinion No. 25.

  For further information on accounting changes, refer to Note B on page 47.

Impact of Inflation

The assets and liabilities of a financial institution are primarily monetary in nature. Therefore, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power while monetary liabilities have corresponding purchasing power gains. Since banks generally have an excess of monetary assets over monetary liabilities, inflation will, in theory, cause a loss of purchasing power in the value of shareholders' equity. However, the concept of purchasing power is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are a more important determinant of bank earnings.

  Other sections of the Management's Discussion and Analysis provide the information necessary for an understanding of the Company's ability to react to changing interest rates.

Fourth Quarter Summary

In the fourth quarter of 1995, the Company reported net income of $150.7 million ($1.14 per share) compared with a net loss of $35.3 million ($.28 per share) in the fourth quarter of 1994. Included in the fourth quarter of 1994 was $87.0 million ($.65 share) of after-tax merger-related items for the MFC transaction, an after-tax loss of $69.0 million ($.52 share) on the sale of MFC's securities, and a $1.9 million ($.01 per share) loss from Edina Realty, which was a discontinued operation. Excluding these charges, fourth quarter 1994 net income would have been $122.6 million ($.90 share). The strong results for the fourth quarter of 1995 reflected growth in noninterest income, lower operating expenses, and effective capital management.

  Fourth quarter net interest income on a taxable-equivalent basis decreased $6.5 million, or 2 percent, to $363.7 million, compared with the fourth quarter of 1994. The decline was primarily attributable to lower total earning assets (as loan growth was more than offset by sales and maturities of securities) and an increase in funding costs, including the cost of funding the repurchase of common stock. The net interest margin on a taxable-equivalent basis increased to
4.83 percent, compared with 4.79 percent a year ago, due to a shift in the mix of earning assets from lower margin securities and residential mortgage loan balances to higher yielding consumer and commercial loans. This change effectively offset the impact of a shift in interest-bearing liabilities from deposits to higher rate borrowings. Total average earning assets declined $.8 billion to $29.9 billion during the fourth quarter of 1995, compared with $30.7 billion in the same period of 1994.



                                    First Bank System, Inc. and Subsidiaries  39

TABLE 20. Fourth Quarter Summary

                                                                            Three Months Ended
                                                                                December 31
                                                                             -----------------
(Dollars in Millions, Except Per Share Data)                                  1995      1994
----------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis)..............................  $363.7   $ 370.2
Provision for credit losses (includes $16.5 merger-related charge in 1994)..    31.0      44.0
                                                                              ----------------
   Net interest income after provision for credit losses....................   332.7     326.2
Securities losses...........................................................       -    (112.2)
Other noninterest income....................................................   197.3     173.6
Merger-related charges (includes $2.6 related to ORE and
 $56.5 related to severance in 1994)........................................       -     123.9
Other noninterest expense...................................................   287.3     311.8
                                                                              ----------------
 Income (loss) from continuing operations before income taxes...............   242.7     (48.1)
Taxable-equivalent adjustment...............................................     3.4       3.6
Income taxes (credit).......................................................    88.6     (18.3)
                                                                              ----------------
 Income (loss) from continuing operations...................................   150.7     (33.4)
Loss from discontinued operations...........................................       -      (1.9)
                                                                              ----------------
 Net income (loss)..........................................................  $150.7   $ (35.3)
                                                                              ----------------
Return on average assets....................................................    1.80%     (.41)%
Return on average common equity.............................................    22.4      (5.6)
Net interest margin (taxable-equivalent basis)..............................    4.83      4.79
Efficiency ratio............................................................    51.2      80.1
Efficiency ratio, excluding merger-related charges..........................    51.2      57.3
PER SHARE DATA:
Income (loss) from continuing operations....................................  $ 1.14   $  (.27)
Loss from discontinued operations...........................................       -      (.01)
Net income (loss)...........................................................    1.14      (.28)
Common dividends paid.......................................................   .3625       .29
-----------------------------------------------------------------------------------------------

  The provision for credit losses decreased to $31.0 million in the fourth quarter of 1995, compared with $44.0 million in the fourth quarter of 1994. Included in 1994's provision was $16.5 million recorded in connection with the MFC acquisition.

  Noninterest income increased $135.9 million from the same quarter a year ago, to $197.3 million. The increase reflects $111.2 million in merger-related securities losses recorded in the fourth quarter of 1994, and higher trust and credit card fees in 1995. Credit card fees were up as a result of higher sales volume for Purchasing Card, Corporate Card, the FBS WorldPerks credit card and merchant processing. Trust fees increased due to the growth in corporate and personal trust fees.

  Fourth quarter noninterest expense in 1995 was $287.3 million, a decrease of $148.4 million from the fourth quarter of 1994. Included in 1994's noninterest expense were merger and integration charges of $64.8 million, severance charges of $56.5 million, and an ORE charge of $2.6 million, all associated with the merger with MFC. Excluding these merger-related items in 1994, noninterest expense in 1995 decreased $24.5 million, or 8 percent. The efficiency ratio for the fourth quarter of 1995 improved to 51.2 percent from 57.3 percent for the same quarter last year, excluding merger-related items.


40  First Bank System, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET


At December 31 (In Millions, Except Shares)            1995             1994
-----------------------------------------------------------------------------
Assets
Cash and due from banks..........................   $ 1,837          $ 1,707
Federal funds sold...............................        35              135
Securities purchased under
 agreements to resell............................       230              336
Trading account securities.......................        86               77
Available-for-sale securities....................     3,256            5,185
Loans............................................    26,400           24,556
 Less allowance for credit losses................       474              475
                                                    ------------------------
 Net loans.......................................    25,926           24,081
Bank premises and equipment......................       413              479
Interest receivable..............................       197              198
Customers' liability on acceptances..............       223              178
Other assets.....................................     1,671            1,752
                                                    ------------------------
   Total assets..................................   $33,874          $34,128
                                                    ------------------------

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing.............................   $ 6,357          $ 5,933
 Interest-bearing................................    16,157           18,323
                                                    ------------------------
   Total deposits................................    22,514           24,256
Federal funds purchased..........................     2,000            1,630
Securities sold under agreements
 to repurchase...................................       269              938
Other short-term funds borrowed..................     2,116              658
Long-term debt...................................     3,201            2,981
Acceptances outstanding..........................       223              178
Other liabilities................................       826              875
                                                    ------------------------
   Total liabilities.............................    31,149           31,516
Shareholders' equity:
 Preferred stock.................................       103              118
 Common stock, par value $1.25 a
  share-authorized 200,000,000 shares;
  issued: 1995 -- 135,632,324 shares; 1994 --
   134,599,409 shares............................       170              168
 Capital surplus.................................       909              866
 Retained earnings...............................     1,918            1,593
 Unrealized gain (loss) on
  securities, net of tax.........................        23             (106)
 Less cost of common stock in
  treasury: 1995 -- 8,297,756 shares;
  1994 -- 767,000 shares.........................      (398)             (27)
                                                    ------------------------
   Total shareholders' equity....................     2,725            2,612
                                                    ------------------------
   Total liabilities and shareholders' equity....  $ 33,874          $34,128
----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                    First Bank System, Inc. and Subsidiaries  41

CONSOLIDATED STATEMENT OF INCOME


     Year Ended December 31
(In Millions, Except Per-Share Data)          1995          1994          1993
------------------------------------------------------------------------------
Interest Income
Loans.................................    $2,273.4      $1,914.7      $1,730.7
Securities:
 Taxable..............................       226.0         327.9         352.1
 Exempt from federal income taxes.....        11.2          12.0          14.6
Other interest income.................        34.6          33.5          37.1
                                       ---------------------------------------
   Total interest income..............     2,545.2       2,288.1       2,134.5

Interest Expense
Deposits..............................       706.7         597.3         648.3
Federal funds purchased and repurchase
 agreements...........................       118.1         103.1          31.8
Other short-term funds borrowed.......        90.2          20.4          20.1
Long-term debt........................       190.0         147.9          96.1
                                       ---------------------------------------
   Total interest expense.............     1,105.0         868.7         796.3
                                       ---------------------------------------

Net interest income...................     1,440.2       1,419.4       1,338.2
Provision for credit losses...........       115.0         123.6         133.1
                                       ---------------------------------------
Net interest income after
 provision for credit losses..........     1,325.2       1,295.8       1,205.1

Noninterest Income
Credit card fees......................       232.7         179.0         137.1
Trust fees............................       175.3         159.2         146.1
Service charges on deposit accounts...       123.7         127.3         126.0
Investment products fees and
 commissions..........................        27.6          29.6          24.3
Securities gains (losses).............          --        (115.0)           .3
Gain on sale of branches..............        31.0            --            --
Other.................................       192.8         178.8         185.1
                                       ---------------------------------------
   Total noninterest income...........       783.1         558.9         618.9

Noninterest Expense
Salaries..............................       441.0         450.7         439.8
Employee benefits.....................        96.4         105.7          99.1
Net occupancy.........................        98.6         103.8         109.7
Furniture and equipment...............        94.2          88.3          80.7
Amortization of goodwill and other
 intangible assets....................        57.1          50.4          41.3
Other personnel costs.................        40.9          35.7          31.0
Professional services.................        36.9          38.5          41.5
FDIC insurance........................        35.8          58.4          57.5
Advertising...........................        32.0          35.5          25.6
Third party data processing...........        17.8          20.3          27.1
Merger and integration................          --          66.2          72.2
Merger-related severance..............          --          56.5            --
Other.................................       255.2         239.4         239.2
                                       ---------------------------------------
   Total noninterest expense..........     1,205.9       1,349.4       1,264.7
                                       ---------------------------------------
Income from continuing operations
 before income taxes..................       902.4         505.3         559.3
Applicable income taxes...............       334.3         191.8         198.6
                                       ---------------------------------------
Income from continuing operations.....       568.1         313.5         360.7
Income (loss) from discontinued
 operations...........................          --          (8.5)          2.5
                                       ---------------------------------------
Net income............................    $  568.1      $  305.0      $  363.2
                                       ---------------------------------------
Net income applicable to common
 equity...............................    $  560.6      $  292.4      $  334.0
                                       ---------------------------------------

Earnings Per Common Share
Average common and common
 equivalent shares.................... 133,936,030   136,274,991   134,588,664
Income from continuing operations.....    $   4.19      $   2.21      $   2.46
Income (loss) from discontinued
 operations...........................          --          (.06)          .02
                                       ---------------------------------------
Net income............................    $   4.19      $   2.15      $   2.48
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

42 First Bank System, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                   Unrealized
                                            Common                                              Gains/(Losses)
                                            Shares    Preferred   Common   Capital   Retained   on Securities,  Treasury
(In Millions, Except Shares)           Outstanding*       Stock    Stock   Surplus   Earnings    Net of Taxes    Stock**      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992............  131,568,900      $ 390.7   $164.5    $771.0   $1,418.7         $     -    $     -   $2,744.9
Net income...........................                                                   363.2                                 363.2
Dividends declared:
 Preferred...........................                                                   (29.2)                                (29.2)
 Common..............................                                                  (121.8)                               (121.8)
Purchase and retirement of
 treasury stock......................   (6,880,457)                  (.9)    (16.1)                               (187.1)    (204.1)
Issuance of common stock:
 Acquisitions........................      636,606                    .8      16.2                                             17.0
 Dividend reinvestment...............      227,287                              .3                                   6.4        6.7
 Stock option and stock purchase
  plans..............................    2,803,048                   2.8      33.2       (3.6)                      11.3       43.7
 Stock warrants exercised............      132,405                    .2        .7                                               .9
 Stock dividends.....................    1,920,691                   2.4      46.9      (49.3)                                    -
Redemption of preferred stock........                    (112.6)                         (2.6)                               (115.2)
Change in unrealized gains/(losses)..                                                                    38.0                  38.0
                                       ---------------------------------------------------------------------------------------------
Balance December 31, 1993............  130,408,480        278.1    169.8     852.2    1,575.4            38.0     (169.4)   2,744.1
Net income...........................                                                   305.0                                 305.0
Dividends declared:
 Preferred...........................                                                   (12.6)                                (12.6)
 Common..............................                                                  (156.0)                               (156.0)
Purchase and retirement of
 treasury stock......................   (7,131,513)                 (4.6)    (48.0)     (70.1)                    (120.8)    (243.5)
Repurchase of stock warrants.........                                         (2.3)                                            (2.3)
Issuance of common stock:
 Acquisition of Boulevard Bancorp,
  Inc................................    6,227,649                   1.9      54.9                                 149.4      206.2
 Other acquisitions..................    1,385,806                                      (13.9)                      48.1       34.2
 Dividend reinvestment...............      185,890                              .2                                   6.3        6.5
 Stock option and stock purchase
  plans..............................    2,068,922                   1.0       7.7      (17.6)                      42.7       33.8
 Stock warrants exercised............      687,175                    .2       1.1      (10.4)                      17.0        7.9
Redemption of preferred stock........                    (160.0)                         (7.0)                               (167.0)
Change in unrealized gains/(losses)..                                                                  (144.4)               (144.4)
                                       ---------------------------------------------------------------------------------------------
Balance December 31, 1994............  133,832,409        118.1    168.3     865.8    1,592.8          (106.4)     (26.7)   2,611.9
Net income...........................                                                   568.1                                 568.1
Dividends declared:
 Preferred...........................                                                    (7.5)                                 (7.5)
 Common..............................                                                  (191.7)                               (191.7)
Purchase of treasury stock...........  (11,944,405)                                                               (545.2)    (545.2)
Issuance of common stock:
 Acquisitions........................    2,788,619                    .3       4.3       (3.7)                     104.7      105.6
 Dividend reinvestment...............      224,255                              .5                                   9.3        9.8
 Stock option and stock purchase
  plans..............................    2,299,172                    .9      38.7      (36.3)                      54.6       57.9
 Stock warrants exercised............       42,039                                       (1.3)                       1.6         .3
Redemption/conversion of preferred
 stock...............................       92,479        (14.9)                         (2.2)                       3.9      (13.2)
Change in unrealized gains/(losses)..                                                                   128.9                 128.9
                                       ---------------------------------------------------------------------------------------------
Balance December 31, 1995............  127,334,568      $ 103.2   $169.5    $909.3   $1,918.2         $  22.5   $ (397.8)  $2,724.9
------------------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury.
**Ending treasury shares were 8,297,756 at December 31,1995, 767,000 at December
  31, 1994, and 5,391,883 at December 31, 1993.
  See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended December 31 (In Millions)                                                                  1995        1994        1993
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income.....................................................................................  $   568.1   $   305.0   $   363.2
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses...................................................................      115.0       123.6       133.1
 Losses on available-for-sale securities.......................................................         --       111.2          --
 Depreciation and amortization of bank premises and equipment..................................       76.5        74.5        67.7
 Provision for deferred income taxes...........................................................       73.3        (1.1)       75.7
 Amortization of goodwill and other intangible assets..........................................       57.1        50.4        41.3
 Amortization and write-downs of loan servicing related intangibles............................       12.5        37.9        69.0
 Provision for merger and integration..........................................................         --        66.2        72.2
 Provision for merger-related severance........................................................         --        56.5          --
 Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
  Decrease (increase) in trading account securities............................................       12.3       (22.6)       39.3
  (Increase) decrease in loans held for sale...................................................     (100.6)      580.8      (794.6)
  Decrease in securities held for sale.........................................................         --          --     1,090.0
  (Increase) decrease in accrued receivables...................................................      (29.4)       42.0        (5.8)
  Decrease in accrued liabilities..............................................................      (41.1)      (11.7)     (191.0)
  Other -- net.................................................................................      (33.2)      (23.4)      (52.0)
                                                                                                 ---------------------------------
   Net cash provided by operating activities...................................................      710.5     1,389.3       908.1
                                                                                                 ---------------------------------
Investing Activities
Net cash provided (used) by:
 Interest-bearing deposits with banks..........................................................       29.3        63.3       397.6
 Loans outstanding.............................................................................   (1,487.9)   (1,200.5)   (2,287.2)
 Securities purchased under agreements to resell...............................................      105.9       (30.5)      (93.4)
Available-for-sale securities:
 Sales.........................................................................................    2,058.9     1,607.1          --
 Maturities....................................................................................      527.5     1,083.7          --
 Purchases.....................................................................................     (309.6)   (1,143.2)         --
Investment securities:
 Sales.........................................................................................         --          --        46.9
 Maturities....................................................................................         --       271.4     2,137.4
 Purchases.....................................................................................         --      (283.4)   (1,243.7)
Proceeds from sales of other real estate.......................................................       56.8       109.3       134.8
Proceeds from sales of bank premises and equipment.............................................       54.1         8.2        31.5
Purchases of bank premises and equipment.......................................................      (55.6)      (73.3)     (134.7)
Sales of loans.................................................................................       97.5         1.7          .8
Purchases of loans.............................................................................       (4.6)     (496.3)     (205.1)
Cash and cash equivalents of acquired subsidiaries.............................................       55.4        74.5         8.9
Acquisitions, net of cash received.............................................................     (117.5)     (107.2)      (18.6)
Sales of unconsolidated subsidiaries...........................................................       11.7          --        12.8
Other -- net...................................................................................        6.6        10.2        20.9
                                                                                                 ---------------------------------
   Net cash provided (used) by investing activities............................................    1,028.5      (105.0)   (1,191.1)
                                                                                                 ---------------------------------
Financing Activities
Net cash (used) provided by:
 Deposits......................................................................................   (1,519.9)   (4,135.6)     (599.1)
 Federal funds purchased and securities sold under agreements to repurchase....................     (298.9)    1,340.4      (198.9)
 Short-term borrowings.........................................................................    1,447.6       226.2        57.0
Sales of deposits..............................................................................     (858.0)         --          --
Purchases of deposits..........................................................................         --        11.1          --
Long-term debt transactions:
 Proceeds......................................................................................      954.6     1,877.8     1,210.0
 Principal payments............................................................................     (745.1)   (1,027.7)     (478.0)
Redemption of preferred stock..................................................................      (13.2)     (167.0)     (115.2)
Proceeds from dividend reinvestment, stock option, and stock purchase plans....................       67.7        40.3        50.4
Purchase of treasury stock and stock warrants..................................................     (545.2)     (245.8)     (204.1)
Stock warrants exercised.......................................................................         .3         7.9          .9
Cash dividends.................................................................................     (199.2)     (168.6)     (151.0)
                                                                                                 ---------------------------------
   Net cash used by financing activities.......................................................   (1,709.3)   (2,241.0)     (428.0)
                                                                                                 ---------------------------------
   Change in cash and cash equivalents.........................................................       29.7      (956.7)     (711.0)
Cash and cash equivalents at beginning of year.................................................    1,841.9     2,798.6     3,509.6
                                                                                                 ---------------------------------
   Cash and cash equivalents at end of year....................................................  $ 1,871.6   $ 1,841.9   $ 2,798.6
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

44  First Bank System, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A. Significant Accounting Policies

First Bank System, Inc. (the "Company") is a regional multibank holding company that provides banking and other financial services principally to domestic markets. The Company has four primary businesses that operate principally in the 11 states of Minnesota, Colorado, Wisconsin, Illinois, Montana, North Dakota, South Dakota, Iowa, Kansas, Nebraska, and Wyoming. Retail and Community Banking includes consumer, small-business and middle-market banking services, and residential mortgage lending. Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate, and mortgage banking companies. Payment Systems includes consumer credit card, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, and ATM and merchant processing. Trust and Investment Group includes personal, institutional and corporate trust services, investment management services, and a full-service brokerage company. Based on earnings, Retail and Community Banking is the largest business, followed by Commercial Banking, Payment Systems, and the Trust and Investment Group.

BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidation eliminates all significant intercompany accounts and transactions. Certain items in prior periods have been reclassified to conform to the current presentation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual experience could differ from those estimates.

Securities

TRADING ACCOUNT SECURITIES -- Debt and equity securities held for resale in anticipation of short-term market movements are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in noninterest income.

AVAILABLE-FOR-SALE SECURITIES -- These securities are not trading account securities but may be sold before maturity in response to changes in interest rates, prepayment risk, and funding sources or terms, or to meet liquidity needs. They are carried at fair value with unrealized net gains or losses reported in shareholders' equity. When sold, the amortized cost of the specific securities is used to compute the gain or loss.

Loans

Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances. Loan and commitment fees are deferred and recognized over the loan and/or commitment period as yield adjustments.

ALLOWANCE FOR CREDIT LOSSES -- Management determines the adequacy of the allowance based on evaluations of the loan portfolio and related off-balance sheet commitments, recent loss experience, and other pertinent factors, including economic conditions. This evaluation is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans that may be susceptible to significant change. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

  Beginning in 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS 114, the allowance for credit losses related to loans that are identified for evaluation in accordance with this Standard is based on the loans' observable market price, the fair value of the collateral for certain collateral dependent loans, or the discounted cash flows using the loans' effective interest rate. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

NONACCRUAL LOANS -- Generally loans (including loans identified as impaired under SFAS 114) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Future interest payments are generally applied against principal.

                                    First Bank System, Inc. and Subsidiaries  45

LEASES -- Certain subsidiaries engage in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income and investment tax credits. Unearned income is added to interest income over the terms of the leases to produce a level yield.

  The investment in leveraged leases is the sum of all lease payments (less nonrecourse debt payments) plus estimated residual values, less unearned income. Unearned income is added to loan interest income over the positive years of the net investment.

LOANS AND MORTGAGES HELD FOR SALE -- These loans are carried at the lower of cost or market value as determined on an aggregate basis by type of loan.

OTHER REAL ESTATE -- Other real estate ("ORE"), which is included in other assets, is property acquired through foreclosure, in-substance foreclosure or other proceedings. The Company classifies in-substance foreclosures for which it has taken possession of the collateral as ORE. ORE is initially recorded at fair value. Property is evaluated regularly, and the ORE is carried at the lower of cost or fair value, less estimated selling costs. Any decreases in the carrying amount are included in noninterest expense.

Derivative Financial Instruments

INTEREST RATE SWAPS -- The Company uses interest rate swaps to manage its interest rate risk and as a financial intermediary. The Company does not enter into these contracts for speculative purposes. Income or expense on swaps designated as hedges of assets, liabilities or commitments is recorded as an adjustment to interest income or expense. If the swap is terminated, the gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The initial bid/offer spread on intermediated swaps is deferred and recognized in trading account profits and commissions over the life of the agreement. Intermediated swaps are marked to market and resulting gains or losses are recorded in trading account profits and commissions.

INTEREST RATE CONTRACTS -- The Company uses interest rate forwards, options, caps, and floors for managing its interest rate risk, as a financial intermediary, and in its trading operations. Interest rate contracts used as hedges are accounted for in the same manner as interest rate swaps. All other interest rate contracts are marked to market and gains or losses are recorded in trading account profits and commissions.

Other Significant Policies

BANK PREMISES AND EQUIPMENT -- Bank premises and equipment are stated at cost less accumulated depreciation and amortized primarily on a straight-line method basis.

  Capital leases, less accumulated amortization, are included in bank premises and equipment. The lease obligations are included in long-term debt. Capitalized leases are amortized on a straight-line basis over the lease term and the amortization is included in depreciation expense.

MORTGAGE BANKING -- Costs of mortgage servicing rights and excess mortgage servicing fee receivables are capitalized and amortized on an accelerated basis over the estimated servicing period. Each quarter the Company reviews the carrying value of its mortgage servicing rights for impairment based on fair value for purposes of determining fair value, the mortgage servicing rights are stratified into pools based on loan type, note rate, and date of origination. Based on this analysis, the Company records a valuation allowance to reduce the carrying value to estimated realizable value.

INTANGIBLE ASSETS -- Goodwill, the price paid over the book value of acquired businesses, is included in other assets and is amortized over periods ranging up to 25 years. Other intangible assets are amortized over their estimated useful lives, which range from seven to 10 years, using straight-line and accelerated methods, as appropriate.

INCOME TAXES -- Deferred taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end.

STATEMENT OF CASH FLOWS -- For the purposes of reporting cash flows, cash equivalents include cash and due from banks and federal funds sold.

STOCK-BASED COMPENSATION -- The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly recognizes no compensation expense for the stock option grants.


46  First Bank System, Inc. and Subsidiaries

PER SHARE CALCULATIONS -- Primary earnings per share is computed by dividing net income (less preferred stock dividends) by the average number of common shares and dilutive common stock equivalents outstanding during the year. To compute the dilutive effect of restricted common shares, the treasury stock method is applied to the unvested portion of the shares granted and the related unamortized expense. Fully diluted earnings per share computations assume the conversion of the Series 1991A preferred stock during the period that the stock was outstanding.


NOTE B. Accounting Changes

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- In January 1995, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." This Statement, which did not have a material effect on the Company, requires creditors to establish an allowance when it is probable that not all principal and interest due on a loan will be collected. The impairment is calculated on the present value of expected future cash flows based on effective interest rates, observable market price or fair value of a collateral dependent loan. In addition, the Company has reclassified in-substance foreclosures, where it has not taken possession of the collateral, from other real estate to nonperforming loans for all periods.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS -- Effective October 1, 1995, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights," which amends SFAS 65, "Accounting for Certain Mortgage Banking Activities." The new statement requires mortgage banking enterprises to recognize rights to service mortgage loans for others as separate assets regardless of whether the loans were originated or purchased. In addition, a valuation reserve must be maintained for impairment of the mortgage servicing rights based on the predominant risk characteristics of the servicing portfolio. The adoption of SFAS 122 did not have a material effect on the Company.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF -- SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. While the Company will adopt SFAS 121 in the first quarter of 1996, the financial statement impact of adoption has not yet been determined.

ACCOUNTING FOR STOCK-BASED COMPENSATION -- SFAS 123, "Accounting for Stock-Based Compensation," establishes a new fair value based accounting method for stock-based compensation plans. Companies may continue to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," in determining net income; however, they must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. These disclosure requirements are effective beginning in 1996. The Company plans to continue to account for such arrangements in accordance with APB Opinion No. 25.

NOTE C. Business Combinations and Divestitures

FIRSTIER FINANCIAL, INC. -- On February 16, 1996, the Company issued 16.5 million shares to complete its acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"). The value of the transaction was approximately $717 million. FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. Under terms of the purchase agreement, the Company exchanged
 .8829 shares of its common stock for each common share of FirsTier and accounted for the transaction as a purchase.

BANKAMERICA CORPORATE TRUST BUSINESS -- On August 22, 1995, the Company announced that it had signed a definitive agreement to acquire the corporate trust business of BankAmerica Corporation. After the acquisition, the Company will be the nation's leading provider of domestic corporate trust services as measured by revenues. Approximately 80 percent of the transaction was completed in December 1995 with the remainder to be substantially completed in the first quarter of 1996.


                                    First Bank System, Inc. and Subsidiaries  47

METROPOLITAN FINANCIAL CORPORATION -- On January 24, 1995, the Company issued
21.7 million shares to complete its merger with Metropolitan Financial Corporation ("MFC"). The regional financial services holding company, headquartered in Minneapolis, Minnesota, had approximately $7.9 billion in assets and $5.5 billion in deposits. MFC's 211 offices were principally located in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company used the pooling of interests method to account for the transaction. Accordingly, the Company's financial statements for all periods have been restated to include MFC's accounts and operations.

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

OTHER ACQUISITIONS -- During 1995 and 1994, the Company acquired several smaller financial institutions in its existing markets, all of which further strengthen the Company's retail banking franchise. These acquisitions, accounted for as purchases, were not material to the financial condition or operating results of the Company.

  These acquisitions include the November 1, 1995, acquisition of two commercial bank holding companies--Midwestern Services, Inc. and Southwest Holdings, Inc.--both of Omaha, Nebraska. Together, the two companies had total assets of $424 million, total deposits of $380 million, and 12 branches in Omaha.

  In addition, on March 16, 1995, the Company acquired First Western Corporation, parent company of Western Bank, with $317 million in assets, $267 million in deposits, and nine branches in and around Sioux Falls, South Dakota.

  On September 30, 1994, the Company completed the acquisition of Green Mountain Bancorporation, the holding company for the $35 million Green Mountain Bank, located in Lakewood, Colorado. On September 9, 1994, the Company completed its acquisition of the $121 million United Bank of Bismarck, located in Bismarck, North Dakota. On April 29, 1994, the Company completed the acquisition of First Financial Investors, Inc., a $200 million savings bank holding company located in Duluth, Minnesota. On March 25, 1994, the Company completed its acquisition of Rocky Mountain Financial Corporation, a $537 million savings bank holding company located in Cheyenne, Wyoming. On March 11, 1994, the Company completed the acquisition of $11.3 million in deposits of two branches of Pioneer Federal Savings and Loan Association, a failed savings bank in Kansas. On February 28, 1994, the Company completed the acquisition of American Bancshares of Mankato, a $116 million bank holding company.

PLANNED DIVESTITURES -- On September 7, 1995, the Company announced that it would seek a buyer for most of its mortgage banking company and that it will deliver mortgage loan products through its bank branches and telemarketing. Loan production was approximately $1.6 billion in 1995 and $2.7 billion in 1994.

  On December 8, 1995, the Company sold Edina Realty, Inc., its real estate brokerage subsidiary, to a local investor group. This subsidiary was accounted for as discontinued operations. Edina's assets, liabilities and cash flows were not material to the Company's financial statements and were not segregated.

FIRST INTERSTATE BANCORP -- On November 6, 1995, the Company and First Interstate Bancorp ("First Interstate") announced that they had entered into a definitive agreement whereby the Company would exchange 2.6 shares of its common stock for each share of First Interstate common stock. On January 24, 1996, First Interstate announced that it had terminated the merger agreement with the Company and entered into a definitive agreement with Wells Fargo & Company ("Wells Fargo"). Under the terms of a settlement agreement dated January 23, 1996, among the Company, First Interstate and Wells Fargo, the Company received $125 million on January 24, 1996, and will receive an additional $75 million upon consummation of the First Interstate/Wells Fargo transaction, which is expected to occur in the second quarter of 1996. In addition, all litigation among the parties related to the acquisition of First Interstate has been settled.


48  First Bank System, Inc. and Subsidiaries

NOTE D. Restrictions on Cash and Due from Banks

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $192 million at December 31, 1995.

NOTE E. Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 was as follows:



                                            1995                                            1994
                       -------------------------------------------     -------------------------------------------
                                       Gross       Gross                               Gross       Gross
                                  Unrealized  Unrealized                          Unrealized  Unrealized
                       Amortized     Holding     Holding      Fair     Amortized     Holding     Holding      Fair
(In Millions)               Cost       Gains      Losses     Value          Cost       Gains      Losses     Value
------------------------------------------------------------------------------------------------------------------
U.S. Treasury........     $  921         $ 8       $ (4)    $  925        $1,177         $ 1      $ (65)    $1,113
Mortgage-backed
 securities..........      1,703          13        (23)     1,693         3,400           2       (105)     3,297
Other U.S. agencies..        157           1         (1)       157           333           1        (11)       323
State and political..        174           5         --        179           178           3         --        181
Other................        265          38         (1)       302           269          11         (9)       271
                       -------------------------------------------------------------------------------------------
     Total...........     $3,220         $65       $(29)    $3,256        $5,357         $18      $(190)    $5,185
------------------------------------------------------------------------------------------------------------------

  Securities carried at $1.2 billion at December 31, 1995, and $1.6 billion at December 31, 1994, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $.3 billion and $.9 billion at December 31, 1995, and 1994, respectively.

  Gross realized gains and losses are shown in the table below. Included in the 1994 gross realized losses is $111.2 million related to the sale of $1.6 billion of securities as a result of MFC's actions to reduce interest rate risk consistent with prior regulatory requests and to align more closely the interest rate risk profile of MFC with that of the Company.



(In Millions)                                          1995     1994     1993
------------------------------------------------------------------------------
Gross realized gains                                  $ 1.7   $   3.1   $ 3.3
Gross realized losses                                  (1.7)   (118.1)   (3.0)
                                                      ------------------------
 Net realized gains (losses)                          $  --   $(115.0)  $  .3
                                                      ------------------------
 Income taxes (credit) on realized gains or losses    $  --   $ (43.7)  $  .1
------------------------------------------------------------------------------

  For amortized cost, fair value and yield by maturity date of available-for-sale securities outstanding as of December 31, 1995, see Table 10 on page 28 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.


                                    First Bank System, Inc. and Subsidiaries  49

NOTE F. Loans and Allowance for Credit Losses

The composition of the loan portfolio at December 31 was as follows:


(In Millions)                                                   1995     1994
------------------------------------------------------------------------------
COMMERCIAL:
  Commercial................................................  $ 8,271  $ 7,285
  Financial institutions....................................    1,060      787
  Real estate:
    Commercial mortgage.....................................    2,784    2,454
    Construction............................................      403      330
                                                              ----------------
        Total commercial....................................   12,518   10,856
                                                              ----------------
CONSUMER:
  Residential mortgage......................................    4,655    5,098
  Residential mortgage held for sale........................      257      197
  Home equity and second mortgage...........................    2,805    2,453
  Credit card...............................................    2,586    2,409
  Automobile................................................    1,821    1,770
  Revolving credit..........................................      757      725
  Installment...............................................      607      712
  Student*..................................................      394      336
                                                              ----------------
        Total consumer......................................   13,882   13,700
                                                              ----------------
        Total loans.........................................  $26,400  $24,556
------------------------------------------------------------------------------

*All or part of the student loan portfolio may be sold when the repayment period begins.

     Certain directors and executive officers of the Company, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, are loan customers of the Company and its subsidiaries. These loans were made in the ordinary course of business at the subsidiaries' normal credit terms, including interest rate and collateralization, and were all current as to their terms at December 31, 1995, and 1994. The aggregate dollar amounts of these loans were $8.4 million and $9.0 million at December 31, 1995, and 1994, respectively. During 1995, additions totaled $3.9 million and repayments totaled $4.5 million.

     Nonaccrual and renegotiated loans totaled $118 million, $168 million, and $225 million at December 31, 1995, 1994, and 1993, respectively. At December 31, 1995, the Company had $69 million in loans considered impaired under SFAS 114, included in its nonaccrual loans. Of this amount, $61 million was valued using the fair value of the loans' collateral, and $8 million was below the Company's threshold for valuing individual loans. The carrying value of the impaired loans was less than or equal to the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $77 million. The effect of nonaccrual and renegotiated loans on interest income was as follows:


(In Millions)                                          1995     1994     1993
------------------------------------------------------------------------------
Interest income that would have been accrued at
  original contractual rates.........................  $11.5    $13.7    $19.3
Amount recognized as interest income.................    2.3      2.7      3.7
                                                       -----------------------
Foregone revenue.....................................  $ 9.2    $11.0    $15.6
------------------------------------------------------------------------------

  Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 1995, totaled $20.5 million. During 1995, there were no loans that were restructured at market interest rates and returned to a fully performing status.



50  First Bank System, Inc. and Subsidiaries

  Activity in the allowance for credit losses was as follows:


(In Millions)                                              1995    1994    1993
--------------------------------------------------------------------------------
Balance at beginning of year............................  $474.7  $466.1  $483.8
Add:
 Provision charged to operating expense.................   115.0   123.6   133.1
Deduct:
 Loans charged off......................................   209.1   226.8   239.2
 Less recoveries of loans charged off...................    88.1    86.5    76.9
                                                          ----------------------
 Net loans charged off..................................   121.0   140.3   162.3
Additions from acquisitions.............................     4.8    25.3    11.5
                                                          ----------------------
Balance at end of year................................... $473.5  $474.7  $466.1
--------------------------------------------------------------------------------

NOTE G. Bank Premises and Equipment

Bank premises and equipment at December 31 consisted of the following:


(In Millions)                                                     1995    1994
--------------------------------------------------------------------------------
Land ............................................................   $ 70    $ 85
Buildings and improvements.......................................    386     417
Furniture, fixtures and equipment ...............................    373     391
Capitalized building leases .....................................     35      35
Capitalized equipment leases ....................................     37      35
--------------------------------------------------------------------
                                                                     901     963
Less accumulated depreciation and amortization                       488     484
                                                                    ------------
 Total ..........................................................   $413    $479
--------------------------------------------------------------------------------


                                    First Bank System, Inc. and Subsidiaries  51

NOTE H. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:


(In Millions)                                                         1995    1994
------------------------------------------------------------------------------------
FIRST BANK SYSTEM, INC. (Parent Company):
Floating-rate subordinated capital notes -- due November 29, 1996.. $    -    $  150
Fixed-rate subordinated notes:
 8.25% due October 1, 1999.........................................      -        86
 6.625% due May 15, 2003...........................................    100       100
 8.00% due July 2, 2004............................................    125       125
 7.625% due May 1, 2005............................................    150         -
 6.875% due September 15, 2007.....................................    250         -
Floating-rate subordinated notes -- due November 30, 2010..........    107       107
Medium-term notes..................................................    580       514
Capitalized lease obligations and other............................     14        15
                                                                    ----------------
                                                                     1,326     1,097
SUBSIDIARIES:
Fixed-rate subordinated notes:
 6.00% due October 15, 2003........................................    100       100
 7.55% due June 15, 2004...........................................    100       100
 8.35% due November 1, 2004........................................    100       100
Step-up subordinated notes -- due August 15, 2005..................    100       100
Federal Home Loan Bank advances....................................  1,099     1,385
Bank notes.........................................................    300         -
Capitalized lease obligations......................................     35        39
Mortgage indebtedness and notes....................................     41        60
                                                                    ----------------
 Total............................................................. $3,201    $2,981
------------------------------------------------------------------------------------

  The floating-rate subordinated notes due November 30, 2010, may be redeemed at par at the Company's option. The annual interest rate for each quarterly period is one-eighth of 1 percent above the London Interbank Offered Rate ("LIBOR") for three-month Eurodollar deposits, subject to a minimum of 5.25 percent. At December 31, 1995, the interest rate was 6.0625 percent.

  The step-up subordinated notes due August 15, 2005, are issued by the Company's subsidiary bank, First Bank National Association. The interest rate on these notes is 6.25 percent through August 14, 2000, and 7.30 percent thereafter. The notes have a one-time call feature at the option of the Bank on August 15, 2000.

  Notes issued under the Company's medium-term note program may mature in 9 months to 15 years and bear fixed or floating interest rates. The notes outstanding at December 31, 1995, mature from March 1996 to May 1999 and have rates of 5.87 percent to 9.89 percent. The weighted average interest rate at December 31, 1995, was 6.12 percent.

  The Federal Home Loan Bank advances outstanding at December 31, 1995, mature from January 1996, through May 2008. All long-term advances have fixed rate interest, ranging from 4.24 percent to 7.90 percent. The weighted average interest rate at December 31, 1995, was 5.74 percent.

  The $300 million in bank notes outstanding at December 31, 1995, were issued under the $5 billion bank/thrift note programs. The maturities of these notes ranged from 23 to 25 months and the interest rate at December 31, 1995, was 5.96%.

Maturities of long-term debt outstanding at December 31, 1995 were:

                                                   Parent
(In Millions)                       Consolidated  Company
---------------------------------------------------------
1996................................. $  597      $  248
1997.................................    870         185
1998.................................    343          98
1999.................................    152          49
2000.................................     38           1
Thereafter...........................  1,201         745
                                      ------------------
     Total........................... $3,201      $1,326
---------------------------------------------------------

52  First Bank System, Inc. and Subsidiaries

NOTE I. Shareholders' Equity

COMMON STOCK -- At December 31, 1995, the Company had 6,217,080 shares of common stock reserved for future issuances under the Dividend Reinvestment Plan, Employee Stock Purchase Plan, and the Stock Option Plans (see Note K). In addition, 3,952,000 common shares are reserved for issuance upon conversion of the Series 1991A Convertible Preferred Stock.

  On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million shares through December 1997. This new authorization replaces previous authorizations, which provided for the repurchase of up to 24.3 million shares through the end of 1996. Under the previous authorizations, the Company repurchased 11.9 million shares in 1995.

  Approximately 8.2 million common shares sold through a private placement in July 1990 remain outstanding. The shares carry periodic stock purchase rights ("PSPRs") and risk event warrants. The PSPRs become exercisable if the Company's annual dividend falls below $.82 per share before the year 2000. Upon exercise, PSPR holders will receive cash or the Company's common or preferred shares equal to the dividend shortfall.

  The risk event warrants become exercisable when a change in control occurs and the value received by common shareholders is less than $13.875 per share. If exercised, the Company has the option to pay warrant holders the shortfall in cash, common or preferred stock.

  The Company's Dividend Reinvestment Plan provides for automatic reinvestment of dividends and quarterly cash purchases of up to $5,000 worth of additional shares at market price.

PREFERRED STOCK -- The Company has six classes of cumulative preferred stock, with 10 million shares authorized. Since 1992, the Company has redeemed three of the four classes of $1.00 par value cumulative preferred stock and redeemed both classes of $.01 par value cumulative preferred stock.

  Series 1991A Convertible Preferred Stock, issued in November 1991, has 2,064,900 shares outstanding at $1.00 par value, redeemable at the option of the Company on or after January 1, 1996, initially at $52.1375 per share, and thereafter at prices declining to its stated value of $50 per share on or after July 1, 2002. Dividends are paid at a rate of 7.125 percent per annum. Series 1991A is convertible at the option of the holder at any time into common stock of the Company at the rate of 1.7256 shares of common stock for each share of preferred stock, which is equivalent to a conversion price of $28.975 per share of common stock. During 1995, approximately 53,600 shares were converted into common stock.

  In January 1995, the Company redeemed for $27.00 per share in cash, plus accumulated and unpaid dividends, 488,750 shares of Series B, $2.875 Cumulative Perpetual Preferred Stock. Dividends on the Series B shares, which had a $.01 par value, prior to redemption were $2.875 per share. In April 1994, the Company redeemed 3,560,000 and 1,405,000 shares of $1.00 par value Series 1989A and Series 1989B, respectively, at a cost of $166.0 million. Prior to the redemptions, the annual dividend was 10.5 percent on the Series 1989A and the average annual dividend rate on the Series 1989B shares was 7.41 percent in 1993.

  Shares of the Company's preferred stock issuances rank prior to common stock as to dividends and liquidation and have no voting rights except (i) in the event of certain dividend arrearages (in which event, holders of shares of the preferred stock are entitled to elect two additional directors to the Company's Board of Directors to serve until such dividend arrearages have been eliminated); and (ii) on matters that would have an adverse effect upon a series of the preferred stock, including the issuance of any other preferred stock ranking prior to the preferred stock.

PREFERRED STOCK PURCHASE RIGHTS -- Each share of the Company's outstanding common stock has an associated preferred stock purchase right ("Right"). The Rights are designed to help management obtain fair and equal treatment for all shareholders in the event of a potential takeover.

  Each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company Series A Junior Participating Preferred Stock, par value $1, at a price of $80, subject to adjustment.

  If any person or group acquires 20 percent or more of the Company's common stock outstanding, each Right (except any held by the acquiring party) will thereafter entitle the holder to receive the


                                    First Bank System, Inc. and Subsidiaries  53

Company's common shares having a market value of twice the purchase price.

  In the event that the Company is acquired or 50 percent or more of its consolidated assets or earnings power is sold, each Right will thereafter entitle the holder to receive, upon exercise, shares of common stock of the acquiring company having a market value of two times the purchase price.

 The Rights are not exercisable until 10 days after a public announcement of the purchase or tender offer of 20 percent or more of the Company's common stock outstanding. The Rights are transferable only with the underlying common stock.

  The Rights expire July 1996, unless the Company redeems them at a price of $.01 per Right prior to the acquisition of at least one-fifth of the Company's common stock. Until the Right is exercised, the Rightholder has no rights as a Company stockholder, including the right to vote or to receive dividends.

NOTE J. Merger and Integration Charges

In December 1994, the Company recorded a $111.2 million loss on the sale of $1.6 billion of securities in January 1995 as a result of MFC's actions to reduce interest rate risk consistent with prior regulatory requests and to align more closely the interest rate risk profile of MFC with that of the Company.

  The Company also recorded additional provision for credit losses of $16.5 million and $66.2 million in merger and integration charges relating to the acquisition of MFC. Merger-related charges included $26.4 million in costs incurred as of December 31, 1994, for systems conversions, including outside consulting fees for assistance in the conversion of MFC data processing systems, preparation and mailing of numerous customer communications related to the acquisition and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals of MFC employees, branch signage, and similar expenses related to the conversion and integration of MFC branches and operations to the Company's model. Additionally, $6.2 million represented contract terminations, $19.6 million represented asset writedowns, primarily related to premise and equipment writeoffs for redundant main office space and branches, and $14.0 million represented other costs. Cash expenditures related to these charges totaled approximately $58.2 million during 1995. The remaining cash expenditures are expected to occur in early 1996 consistent with the amounts accrued. In addition, $56.5 million of severance-related charges were recorded related to MFC's pre-existing change in control plan. A provision for other real estate related reserves of $2.6 million was also recorded to provide for the Company's strategy of accelerated disposition of problem assets.

  In 1993, the Company recorded merger and integration charges of $72.2 million relating to the acquisition of Colorado National Bankshares, Inc. Charges of $29.7 million were recorded for systems and operational conversions and required customer communications. Premises and equipment write downs of $14.3 million related to redundant main office and branch facilities. Other charges, totaling $28.2 million, primarily involved severance.


54  First Bank System, Inc. and Subsidiaries

NOTE K. Employee Benefits

PENSION PLAN -- Pension benefits are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service.

  The Company's funding policy is to contribute actuarially determined amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute the pension contribution is the projected unit credit method.

  Prior to their acquisition dates, employees of acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. As of December 31, 1995, the Company has merged the acquired company plans into its own plan with the exception of the MFC plan, which will be merged in 1997. The funded status and income statement effects of these plans have been aggregated with the Company's plan in the table below.


(Dollars in Millions)                                                     1995      1994      1993
---------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits
     of $298.3 million in 1995, $271.1 million in 1994, and
     $255.5 million in 1993...........................................  $(308.6)  $(281.2)  $(264.6)
                                                                        ---------------------------
Projected benefit obligation for service rendered to date.............  $(329.1)  $(291.5)  $(295.6)
Plan assets at fair value, primarily listed stocks and U.S. bonds.....    314.3     287.4     272.7
                                                                        ---------------------------
Excess (deficiency) of plan assets over projected benefit obligation..    (14.8)     (4.1)    (22.9)
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions...................     25.7      20.7      37.5
Unrecognized net asset at end of year (amortized over 15 years).......    (21.8)    (25.1)    (32.6)
                                                                        ---------------------------
Accrued pension cost included in other liabilities....................  $ (10.9)  $  (8.5)  $ (18.0)
                                                                        ---------------------------
Net pension cost includes the following components:
 Service cost-benefits earned during the period.......................  $  17.7   $  20.4   $  18.5
 Interest cost on projected benefit obligation........................     24.6      21.8      21.4
 Actual return on plan assets.........................................    (57.3)    (10.9)    (30.6)
 Net amortization and deferral........................................     26.1     (18.7)      2.6
                                                                        ---------------------------
Net periodic pension benefit cost.....................................  $  11.1   $  12.6   $  11.9
---------------------------------------------------------------------------------------------------

  The aggregate disclosures reflect the following weighted average assumptions for the Company and acquired companies that sponsored plans.

                                           1995   1994   1993
-------------------------------------------------------------
Weighted average discount rate...........   7.0%   8.0%   7.0%
Expected long-term rate of return........   9.5    9.5   10.0
Rate of increase in future compensation..   5.6    5.6    6.0
-------------------------------------------------------------

                                    First Bank System, Inc. and Subsidiaries  55

OTHER POSTRETIREMENT PLANS -- In addition to providing pension benefits, the Company provides certain health care and death benefits to retired employees. Nearly all employees may become eligible for health care benefits at or after age 55 if they have completed at least five years of service and their age plus years of service is equal to or exceeds 65 while working for the Company.

 The Company subsidizes the cost of coverage for employees who retire before age 65 with at least 10 years of service. The amount of the subsidy is based on the employee's age and service at the time of retirement and remains frozen until the retiree reaches age 65. After age 65 the retiree assumes responsibility for the full cost of the coverage. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company continues to subsidize the coverage for employees who retired before 1993 and certain employees who retired before 1995.

  The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees' active service and currently intends to fund the postretirement benefit costs as they are incurred. The following table sets forth the plan's funded status recognized in the Company's balance sheet and statement of income at December 31:


(In Millions)                                                                     1995     1994     1993
----------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
 Retirees                                                                        $(47.9)  $(41.7)  $(49.0)
 Fully eligible active plan participants                                           (2.4)    (3.6)    (3.4)
 Other active plan participants                                                   (12.2)   (11.3)   (14.9)
                                                                                 -------------------------
     Total unfunded accumulated postretirement benefit obligation                 (62.5)   (56.6)   (67.3)
Unrecognized net (gain) loss from past experience different from that assumed
 and from changes in assumptions                                                   (5.5)   (10.1)     5.5
Unrecognized implementation obligation                                              4.2      4.4      4.7
                                                                                 -------------------------
Accrued postretirement benefit cost                                              $(63.8)  $(62.3)  $(57.1)
                                                                                 -------------------------
Net periodic postretirement benefit cost includes the following components:
 Service cost-benefits attributed to service during the period                   $  1.1   $  1.4   $  1.5
 Interest cost on accumulated postretirement benefit obligation                     4.3      4.2      4.9
 Net amortization and deferral                                                      (.1)      .3       .3
                                                                                 -------------------------
Total postretirement benefit cost                                                $  5.3   $  5.9   $  6.7
----------------------------------------------------------------------------------------------------------

  In 1995 the assumed annual rates of increase in the cost of health care benefits for participants under 65 and 65 and older were 10.0 percent and 6.5 percent, respectively. For 1996 the annual rate of increase assumptions are 9.1 percent and 6.0 percent, respectively. Both rates were assumed to decrease gradually to 5.5 percent by 2000 and remain at that level thereafter. Trends in health care costs have a significant effect on the amounts reported. For example, increasing the health care cost trend rate assumptions by 1 percent in each year increases the accumulated postretirement benefit obligation as of December 31, 1995, by $6.6 million. In addition, the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended would increase by $.6 million.

  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent as of December 31, 1995, and
8.0 percent as of December 31, 1994.

STOCK PURCHASE PLAN -- The 1984 Employee Stock Purchase Plan, as amended in 1989 and 1991, permits all eligible employees with at least one year of service and directors to purchase common stock. Plan participants can purchase stock for 85 percent to 100 percent of the fair market value, which is based on the price at the beginning or the end of the purchase period, whichever is lower. Any discount is determined by a committee of the Board of Directors. In 1995, the purchase price was 85 percent of fair market value. The plan results in no compensation expense to the Company.


56  First Bank System, Inc. and Subsidiaries

STOCK INCENTIVE PLANS -- The Company maintains a 1991 Stock Incentive Plan with authorization for issuance of up to five million common shares through April 2001 and a 1994 Stock Incentive Plan with authorization for issuance of up to five million common shares through January 2004. The terms of both plans are substantially the same. Both allow for the granting of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock or stock units ("RSUs"), performance awards, and other stock-based awards at or above 100 percent of the market price at the date of grant. The 1991 Stock Incentive Plan also provides automatic grants of stock options to nonemployee directors. The rights of restricted stock and RSU holders to transfer shares are generally limited during the restriction period. At December 31, 1995, there were 2,142,927 shares (subject to adjustment for forfeitures), available for grant under the Plans.

  Restricted shares vest over three to seven years, with the vesting of certain shares being subject to acceleration based on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. For the performance-based restricted shares, compensation expense is amortized using the estimated vesting period.

  Options granted are generally exercisable up to 10 years from the date of grant. On the date exercised, the option proceeds equal to the par value of the shares are credited to common stock and additional proceeds are credited to capital surplus. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

  The stock incentive plans of the acquired companies were terminated at the respective merger closing dates. Option holders under such plans receive the Company's common stock, or options to buy the Company's stock based on the conversion terms of the various merger agreements.

  The historical option information presented below has been restated to reflect the options originally granted under the acquired companies plans. The number and exercise price (option price) of options and restricted shares granted under these plans were as follows:

                      Additional Shares                           Outstanding
                        Available Under      Outstanding             Exercise     Restricted
                         Incentive Plan          Options      Price Per Share         Shares
------------------------------------------------------------------------------------------------
DECEMBER 31, 1992*         2,811,057           5,031,065       $ 2.31 -30.125        171,383
                           ---------
Granted:
 Stock Options                                 1,517,953         22.24 -33.75              -
 Restricted Stock                                      -                             105,300
Exercised                                     (2,285,546)         2.31 -30.125             -
Cancelled/Vested                                 (54,883)         8.41 -33.75        (15,387)
                                         -------------------------------------------------------
DECEMBER 31, 1993*         2,729,069           4,208,589        $ 4.19 -33.75        261,296
                           ---------
Granted:
 Stock Options                                 6,576,268         22.05 -39.00              -
 Restricted Stock                                      -                             192,732
Exercised                                     (2,052,389)         4.23 -35.25              -
Cancelled/Vested                                (340,319)         8.41 -35.625       (26,084)
                                         -------------------------------------------------------
DECEMBER 31, 1994*         3,775,822           8,392,149         $ 4.19-39.00        427,944
                           ---------
Granted:
 Stock Options                                 2,083,807         33.125-53.125             -
 Restricted Stock                                      -                             149,806
Exercised                                     (3,545,183)         5.75 -41.375             -
Cancelled/Vested                              (1,044,808)         4.19 -38.625       (22,882)
                                         -------------------------------------------------------
DECEMBER 31, 1995*         2,142,927           5,885,965        $ 8.41 -53.125       554,868
------------------------------------------------------------------------------------------------

* At December 31, 1995, 1994, 1993, and 1992 options for 2,872,512; 3,698,081;
  2,430,045; and 3,723,110 shares, respectively, were exercisable.

                                    First Bank System, Inc. and Subsidiaries  57

NOTE L. Income Taxes

The components of income tax expense were:


(Dollars in Millions)                                    1995      1994    1993
--------------------------------------------------------------------------------
FEDERAL:
Current tax........................................   $234.7    $156.3   $ 95.1
Deferred tax provision.............................     68.3       8.3     68.6
                                                    ----------------------------
 Federal income tax................................    303.0     164.6    163.7
                                                    ----------------------------
STATE:
Current tax........................................     26.3      36.6     27.8
Deferred tax provision (credit)....................      5.0      (9.4)     7.1
                                                    ----------------------------
 State income tax..................................     31.3      27.2     34.9
                                                    ----------------------------
 Total income tax provision........................   $334.3    $191.8   $198.6
--------------------------------------------------------------------------------

  The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:


(Dollars in Millions)                                    1995      1994    1993
--------------------------------------------------------------------------------
Tax at statutory rate (35%)........................   $315.8    $176.9   $195.8
State income tax, at statutory rates, net of
  federal tax benefit..............................     20.4      17.7     23.9
Tax effect of:
 Tax-exempt interest:
     Loans.........................................     (5.1)     (6.0)    (7.9)
     Securities....................................     (3.9)     (4.1)    (4.4)
 Amortization of goodwill..........................     12.4      10.3      8.5
 Other items.......................................     (5.3)     (3.0)   (17.3)
                                                    ----------------------------
Applicable income taxes............................   $334.3    $191.8   $198.6
--------------------------------------------------------------------------------

  The Company expects to receive a tax refund of approximately $55 million to $65 million from the State of Minnesota relating to the exemption of interest income received on investments in U.S. government securities for the years 1979 to 1983. The refund is subject to final audit reports by the State as well as appropriate funding authority to pay the claims, both of which are anticipated in 1996.

  At December 31, 1995, for income tax purposes, the Company had federal net operating loss carryforwards of $88.5 million available that expire in years 2005 through 2009. In addition, the Company had state net operating loss carryforwards of $111.2 million available, primarily in one taxing jurisdiction. These carryforwards expire in years 2006 through 2009.


58  First Bank System, Inc. and Subsidiaries

  Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(Dollars in Millions)                                            1995     1994
-------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Loan loss reserves.........................................    $ 162.2   $166.5
Real estate and other asset basis differences..............       48.1     33.2
Federal operating loss carryforward........................       31.0     29.7
Postretirement liability...................................       25.4     23.1
Alternative minimum tax credit carryforward................       10.5     11.7
Deferred gain on sale of buildings.........................        9.8     12.2
Deferred loan fees.........................................        9.1     10.9
Accrued severance, pension and retirement benefits.........        8.8      8.6
State operating loss carryforward..........................        5.6     19.8
Accelerated depreciation...................................        5.0      4.4
Contingent liabilities and other miscellaneous accruals....       69.8    137.7
                                                               ----------------
 Gross deferred tax assets.................................      385.3    457.8
DEFERRED TAX LIABILITIES:
Leasing activities.........................................      (63.1)   (46.2)
Deferred gains and other investment basis differences......      (22.3)   (39.7)
Adjustment of available-for-sale securities to market value      (13.8)    66.2
Other deferred liabilities and reserves....................      (64.3)   (61.1)
                                                               ----------------
 Gross deferred tax liabilities............................     (163.5)   (80.8)
Deferred tax assets valuation reserve......................       (5.5)   (14.0)
                                                               ----------------
NET DEFERRED TAX ASSETS....................................    $ 216.3   $363.0
-------------------------------------------------------------------------------

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

  The Company's valuation allowance decreased $8.5 million from December 31, 1994, to December 31, 1995, due to utilization of net operating losses.


                                    First Bank System, Inc. and Subsidiaries  59

NOTE M. Financial Instruments With Off-Balance Sheet Risk and Credit Concentrations

In the normal course of business, the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments at December 31, 1995, and 1994, were as follows:


(In Millions)                                              1995    1994
------------------------------------------------------------------------
Commitments to extend credit:
 Commercial.............................................  $7,240  $7,006
 Corporate and purchasing cards.........................   8,895   3,210
 Consumer credit card...................................   9,247   7,875
 Other consumer.........................................   3,264   2,628
Letters of credit:
 Standby................................................   1,412   1,321
 Commercial.............................................     161     175
Interest rate swap contracts:
 Hedges.................................................   2,839   2,674
 Intermediated..........................................     169     127
Interest rate options contracts:
 Hedge interest rate floors purchased...................   1,250     950
 Hedge interest rate caps purchased.....................     200     250
 Intermediated interest rate caps and floors purchased..     126     127
 Intermediated interest rate caps and floors written....     126     127
Liquidity support guarantees............................     142     142
Forward contracts.......................................     294     196
Commitments to sell loans...............................     223     935
Mortgages sold with recourse............................     242     312
Foreign currency commitments:
 Commitments to purchase................................     792     941
 Commitments to sell....................................     785     941
------------------------------------------------------------------------


COMMITMENTS TO EXTEND CREDIT -- Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company's exposure to credit loss, in the event of default by the borrower. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment, and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company's future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.

LETTERS OF CREDIT -- Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings, and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, the Company's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount. Management assesses the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable, and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments.


60  First Bank System, Inc. and Subsidiaries

INTEREST RATE OPTIONS AND SWAPS -- Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates and as an intermediary for customers. At December 31, 1995, and 1994, interest rate swaps totaling $2.8 billion and $2.7 billion, respectively, hedged commercial loans, medium-term notes, subordinated debt, deposit notes, wholesale certificates of deposit, deposit accounts, and savings certificates.

 The Company receives fixed rate interest and pays floating rate interest on all hedges as of December 31, 1995. Activity with respect to interest rate swap hedges was as follows:


(In Millions)                                         1995       1994       1993
-----------------------------------------------------------------------------------
Notional amount outstanding at beginning of year..  $2,673.8   $3,010.8   $2,909.8
Additions.........................................     625.0    1,275.0      400.0
Maturities........................................    (460.0)    (824.1)    (275.8)
Terminations......................................         -     (787.9)     (23.2)
                                                   --------------------------------
 Notional amount outstanding at end of year.......  $2,838.8   $2,673.8   $3,010.8
-----------------------------------------------------------------------------------
Weighted average interest rates paid..............      5.86%      6.09%      3.54%
Weighted average interest rates received..........      6.83       6.91       6.74
-----------------------------------------------------------------------------------

  For the hedging portfolio's notional balances and yields by maturity date as of year-end 1995, see Table 17 on page 35. For a description of the Company's objectives for using derivative financial instruments, refer to Interest Rate Risk Management on pages 33 through 36. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

  Interest rate caps are also used to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased at December 31, 1995, was $200 million with an average strike level of 3-month LIBOR at 6.00 percent. The total notional amount of cap agreements purchased at December 31, 1994, was $250 million with an average strike level of 3-month LIBOR at 6.10 percent. The premium on caps is amortized over the life of the contract. The impact of the caps on net interest income was not material for the years ended December 31, 1995, 1994 and 1993.

  At December 31, 1995, and 1994, LIBOR based interest rate floors totaling $950 million with an average remaining maturity of 2.0 years and 3.0 years, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR based floors ranged from 3.25 percent to 4.00 percent at December 31, 1995, and December 31, 1994. Constant Maturity Treasury (CMT) interest rate floors totaling $300 million with an average remaining maturity of 9 months at December 31, 1995, hedged the reinvestment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 6.25 percent to
6.36 percent at December 31, 1995.

  In addition to utilizing swaps and options as part of its asset/liability management strategy, the Company acts as an intermediary for swap and option agreements on behalf of its customers. To reduce its exposure to the resulting interest rate and market risks, the Company enters into generally matching or offsetting positions. The total notional amount of customer swap agreements, including the offsetting positions, was $169 million and $127 million at December 31, 1995, and 1994, respectively. The total notional amount of customer option agreements, including the offsetting positions, was $252 million and $254 million at December 31, 1995, and 1994, respectively.

  Interest rate swap and option contracts will result in gains and losses subsequent to the date of the contract, due to interest rate movements. For customer intermediated swaps and options, the Company records these gains and losses as they occur in trading income. For swaps and options used as hedges, the Company recognizes gains or losses by adjusting interest income or expense over the terms of the hedge. The gain or loss on a terminated hedge is amortized over the life of the original swap or the life of the hedged item, whichever is shorter. The amortization of deferred gains and losses increased net interest income by $6.3 million and $3.1 million during 1995, and 1994, respectively. Unamortized deferred gains were $1.3 million at December 31, 1995. The Company will amortize these net gains through the year 2000.

  The credit risk related to interest rate swap and option agreements is that counterparties may be unable to meet the contractual terms. The Company


                                    First Bank System, Inc. and Subsidiaries  61
estimates this risk by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, reported on a net basis by counterparty. At December 31, 1995, and 1994, the gain position of these contracts, in the aggregate, was approximately $124 million and $12 million, respectively.

  The Company manages the credit risk of its interest rate swap and option contracts through credit approvals, limits, bilateral collateral agreements, and monitoring procedures. Commercial lending officers perform credit analyses to establish counterparty limits. Senior management approves counterparty limits and periodically reviews the limits to monitor compliance. In addition, the Company reduces the assumed counterparty credit risk through master netting agreements that permit the Company to settle interest rate contracts with the same counterparty on a net basis.

LIQUIDITY SUPPORT GUARANTEES -- Through liquidity support guarantees, the Company agrees to provide market support for its customers' commercial paper or tax-exempt bonds. These contracts are secured by notes receivable, bonds or private insurance, guaranteeing payment of principal and interest on any unreimbursed funds advanced. Since the conditions that require the Company to fund the guarantees may not occur, total guarantee amounts do not necessarily represent the Company's future funding obligation.

FORWARD CONTRACTS AND COMMITMENTS TO SELL MORTGAGE LOANS -- Forward contracts are agreements for the delayed delivery of securities or cash settlement money market instruments. The Company enters into these contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 1995, and 1994, forward contracts outstanding were approximately $300 million and $200 million, respectively. At December 31, 1995, net unamortized deferred gains on the forward agreements were $.9 million. The Company manages its credit risk on forward contracts, which arises from nonperformance by counterparties, through credit approval and limit procedures.

  The Company is committed under agreements to sell mortgage loans pursuant to master delivery commitments. The remaining balance on those commitments was $223 million at December 31, 1995, and $935 million at December 31, 1994.

MORTGAGES SOLD WITH RECOURSE -- The Company is obligated under recourse provisions related to the sale of certain residential mortgages. The contract amount of these mortgages, excluding the Government National Mortgage Association ("GNMA") agreements, was $172 million at December 31, 1995, and $196 million at December 31, 1994. Mortgages sold with recourse under sale/servicing agreements with GNMA totaled $.7 billion at December 31, 1995, and $1.2 billion at December 31, 1994. The Company has secondary recourse obligations under these agreements, but the liability is not material.

FOREIGN CURRENCY COMMITMENTS -- The Company uses foreign currency commitments to help customers reduce the risks associated with changes in foreign currency exchange rates. Through these contracts, the Company exchanges currencies at specified rates on specified dates with various counterparties. The Company minimizes the market and liquidity risks by taking offsetting positions. In addition, the Company controls the market risks by limiting the net exposure through policies, procedures, and monitoring. The Company manages its credit risk, or potential risk of loss from default by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 1995, was not significant.

CREDIT CONCENTRATIONS -- The Company primarily lends to borrowers in the 11 states where it has banking offices. Approximately 80 percent of the Company's commercial and financial institutions loans were made to borrowers in this operating region representing a diverse range of industries. Collateral may include marketable securities, accounts receivable, inventory, and equipment.

  For detail of the Company's real estate portfolio by property type and geography as of December 31, 1995, and 1994, see Table 8 on page 26. This information is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.


62  First Bank System, Inc. and Subsidiaries

  Approximately 80 percent of the total consumer portfolio consists of loans to customers in the Company's operating region. Residential mortgages, home equity, and auto loans are secured, but other consumer loans are generally not secured. For detail of the Company's consumer loan portfolio referenced here, see Table 7 on page 25 under the category "Consumer" as of December 31, 1995, and 1994, which is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE N. Fair Values of Financial Instruments

SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value, where practically estimable, of all financial instruments, both on and off balance sheet. Financial instruments are generally defined as cash, equity instruments or investments, and contractual obligations to pay or receive cash or another financial instrument. The Statement indicates that quoted market prices are the preferred means of estimating value. When market quotes are unavailable, valuation techniques including discounted cash flow calculations and pricing models or services should be used.

  Due to the nature of its business and its customers' needs, the Company offers a large number of financial instruments, most of which are not actively traded. Accordingly, the Company uses several valuation techniques and aggregation methods for valuing various products. The Company also uses various assumptions, such as the discount rate and cash flow timing and amounts. As a result, the fair value estimates can neither be substantiated by independent market comparisons, nor realized by the immediate sale or settlement of the financial instrument. Also, the estimates reflect a point in time and could change significantly based on changes in economic factors, such as interest rates. Furthermore, the required disclosures exclude the estimated values of certain financial instruments and all nonfinancial instrument cash flows. Finally, the fair value disclosure is not intended to estimate a market value of the Company as a whole. A summary of the Company's valuation techniques and assumptions follows.

CASH AND CASH EQUIVALENTS -- The carrying value of cash, federal funds sold, and securities under resale agreements was assumed to approximate fair value.

SECURITIES -- Generally, trading securities and available-for-sale securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

LOANS -- The loan portfolio consists of both variable and fixed rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows were reduced for estimated historical prepayment experience. Projected cash flows on nonaccrual loans were further reduced by the amount of the estimated losses on the portfolio and discounted over an assumed average remaining life of one to two years.

Commercial and Financial Institutions: The fixed rate loans in the commercial and financial institutions portfolio (excluding nonaccrual loans) had a weighted average rate of 8.0 percent in 1995 and 8.1 percent in 1994. The weighted average maturity was 1.8 years in 1995 and 1.7 years in 1994. The floating rate loans had a weighted average rate of 8.2 percent in 1995 and 8.4 percent in 1994. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

Commercial Real Estate and Construction: The fixed rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of
8.9 percent in 1995 and 8.8 percent in 1994 and a weighted average remaining maturity of 4.2 years in 1995 and 4.5 years in 1994. The floating rate loans (excluding nonaccrual loans) had a weighted average interest rate of 8.6 percent in 1995 and 8.7 percent in 1994. The weighted average remaining maturity was 3.6 years in 1995 and 3.7 years in 1994. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.


                                    First Bank System, Inc. and Subsidiaries  63

Residential First Mortgages: These loans were segregated into pools of similar coupons and maturities. The pools were matched to similar mortgage-backed securities, and market quotes were obtained. The estimated value also reflects the related fair value of mortgage servicing rights, which was calculated using a discounted cash flow analysis. The fixed rate portion of this portfolio had a weighted average interest rate of 7.7 percent in 1995 and in 1994. The weighted average contractual remaining maturity was 16.0 years in 1995 and 16.7 years in 1994.

Consumer Installment: The fair value of the consumer installment portfolio was based on an approach the Company uses in evaluating potential acquisitions. Prepayment assumptions ranging from 20 to 25 percent were applied to scheduled cash flows, based upon the Company's experience. The floating rate portion of the consumer installment portfolio had a weighted average rate of 9.6 percent in 1995 and 9.0 percent in 1994. On the fixed rate portion, the weighted average rate was 8.9 percent in 1995 and 8.7 percent in 1994. The weighted average remaining maturity was 1.8 years in 1995 and 1.4 years in 1994.

Revolving Home Equity Lines, Second Mortgages and Consumer Lines: The fair value of revolving home equity lines, second mortgages, and consumer lines was based on the approach the Company uses in evaluating potential acquisitions of similar portfolios. In 1995, estimated net income adjusted for account attrition was discounted using an estimated cost of capital of 12.4 percent for secured lines and loans and 14.4 percent for unsecured. In 1994, the estimated cost of capital was 12.1 percent for secured and 13.6 percent for unsecured. The home equity lines had a weighted average interest rate of 10.0 percent in 1995 and 10.3 percent in 1994, with a weighted average life of 5.0 years in 1995 and 5.4 years in 1994. Fixed rate second mortgages had a weighted average rate of 9.6 percent in 1995 and 8.9 percent in 1994. The weighted average remaining maturity was 3.1 years in 1995 and 3.6 years in 1994. Retail credit cards had a weighted average interest rate of 12.6 percent in 1995 and 12.4 percent in 1994, with an estimated weighted average life of 6.0 years in 1995 and 7.1 years in 1994. Other revolving lines had a weighted average interest rate of 12.6 percent in 1995 and 12.4 percent in 1994, with an estimated weighted average life of 7.8 years in 1995 and 1994.

CORE DEPOSIT INTANGIBLE -- Core deposits provide a stable, low-cost source of funds that can be invested to earn a return that exceeds their cost. The fair value of the Company's core deposit intangible was calculated using a discounted cash flow model that estimates the present value of the difference between the ongoing cost of the core deposits and alternative funds at current market rates. This is the same method the Company uses in calculating the value of the core deposit intangible of an acquired bank.

DEPOSIT LIABILITIES -- The fair value of demand deposits, savings accounts, and certain money market deposits is equal to the amount payable on demand at year-end. Fair values for fixed rate certificates of deposits were estimated using a discounted cash flow analysis based on the discount rates of the high-grade corporate bond yield curve. The weighted average interest rate for the certificates of deposits was 5.7 percent in 1995 and 5.3 percent in 1994 and the weighted average maturity was 1.2 years in 1995 and 1994.

SHORT-TERM BORROWINGS -- Federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings are at variable rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT -- Medium-term notes, Federal Home Loan Bank Advances, capital lease obligations, and mortgage note obligations totaled $2,067 million in 1995 and $1,985 million in 1994. Their estimated fair value was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. The weighted average interest rate was
6.0 percent in 1995 and 6.1 percent in 1994, with a weighted average maturity of
2.1 years in 1995 and 2.5 years in 1994. Other long-term debt instruments were valued using available market quotes.

LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES -- The Company's commitments have variable rates and do not expose the Company to interest rate risk. No premium or discount was ascribed to the loan commitments because virtually all funding would be at current market rates.

INTEREST RATE SWAPS, OPTIONS, FLOORS, AND CAPS -- The interest rate options and swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Eurodollar future, and Treasury Note yield curves.


64  First Bank System, Inc. and Subsidiaries

The estimated fair values of the Company's financial instruments are shown in the table below.


                                                                 1995                   1994
                                                        -------------------------------------------
                                                        Carrying         Fair    Carrying      Fair
(Dollars in Millions)                                    Amount         Value      Amount     Value
---------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and due from banks.............................   $ 1,837      $ 1,837    $ 1,707    $ 1,707
  Federal funds sold and resale agreements............       265          265        471        471
  Trading account securities..........................        86           86         77         77
  Available-for-sale securities.......................     3,256        3,256      5,185      5,185
  Loans:
    Commercial:
      Commercial......................................     8,271        8,523      7,285      7,429
      Financial institutions..........................     1,060        1,015        787        719
      Commercial real estate and construction.........     3,187        3,531      2,784      2,940
    Consumer:
      Residential mortgage............................     4,655        4,742      5,098      4,840
      Residential mortgage held for sale..............       257          257        197        197
      Home equity and second mortgage.................     2,805        2,909      2,453      2,520
      Credit card and revolving lines.................     3,343        3,586      3,134      3,371
      Other consumer installment......................     2,822        2,828      2,818      2,862
    Allowance for credit losses.......................      (474)           -       (475)         -
                                                        -------------------------------------------
      Total loans.....................................    25,926       27,391     24,081     24,878
                                                        -------------------------------------------
      Total financial assets..........................    31,370       32,835     31,521     32,318
NONFINANCIAL ASSETS:
  Core deposit intangible.............................        77          732         77        863
  Mortgage servicing portfolio........................        40          148         47        138
                                                        -------------------------------------------
      Total...........................................    31,487      $33,715     31,645    $33,319
                                                                      -------               -------
Other assets..........................................     2,387                   2,483
                                                         -------                 -------
      Total Assets....................................   $33,874                 $34,128
                                                         -------                 -------
FINANCIAL LIABILITIES:
  Deposits:
    Noninterest-bearing deposits......................   $ 6,357      $ 6,357    $ 5,933    $ 5,933
    Interest-bearing checking and other savings.......     8,399        8,399      8,908      8,908
    Savings certificates and certificates > $100,000..     7,758        7,799      9,415      9,221
                                                        -------------------------------------------
      Total deposits..................................    22,514       22,555     24,256     24,062
  Federal funds purchased.............................     2,000        2,000      1,630      1,630
  Securities sold under agreements to repurchase......       269          274        938        940
  Other short-term funds borrowed.....................     2,116        2,116        658        658
  Long-term debt......................................     3,201        3,267      2,981      2,891
                                                        -------------------------------------------
      Total financial liabilities.....................    30,100      $30,212     30,463    $30,181
                                                                      -------               -------
NONFINANCIAL LIABILITIES..............................     1,049                   1,053
SHAREHOLDERS' EQUITY..................................     2,725                   2,612
                                                         -------                 -------
      Total Liabilities and Shareholders' Equity......   $33,874                 $34,128
                                                         -------                 -------
Off-Balance Sheet Financial Instruments:
  Unrecognized gain on interest rate swaps and options.      N/A      $   101        N/A    $     8
  Unrecognized loss on interest rate swaps and options.      N/A            -        N/A        121
  Loan commitments.....................................      N/A            -        N/A          -
  Letters of credit....................................      N/A            -        N/A          -
---------------------------------------------------------------------------------------------------

                                    First Bank System, Inc. and Subsidiaries  65

NOTE O. Commitments and Contingent Liabilities

Rental expense for operating leases amounted to $61.2 million in 1995, $77.5 million in 1994, and $82.2 million in 1993. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1995:

                                              Capitalized    Operating
(In Millions)                                   Leases        Leases
----------------------------------------------------------------------
1996........................................       $11.5     $ 57.1
1997........................................        11.5       54.3
1998........................................         4.5       51.2
1999........................................         4.5       49.7
2000........................................         4.5       50.9
Thereafter..................................        58.4      448.6
                                                   ----------------
Total minimum lease payments................        94.9     $711.8
                                                             ------
Less amount representing interest...........        46.5
                                                   -----
Present value of net minimum lease payments.       $48.4
----------------------------------------------------------------------

  The Company currently has a 10-year lease for approximately 640,000 square feet in First Bank Place, located in Minneapolis. The Company has eight five-year options to renew the lease. Minimum rental payments are approximately $12.5 million annually.

  In St. Paul, the Company occupies a 368,000 square feet facility under a lease that extends until November 2012, with two five-year renewal options. Minimum rental payments are approximately $4.2 million annually.

  A wholly-owned subsidiary of First Bank National Association (the "Bank") is a partner in a joint venture that owns and operates a twin-tower office complex known as Pillsbury Center. The Bank and the Parent Company have long-term agreements to occupy space in one of the towers. Approximately two-thirds of the space has been sublet for the remaining life of the long-term lease obligation and the remaining space has been sublet through the year 2001. The unamortized portion of the capitalized lease was $22.7 million at December 31, 1995, and $23.0 million at December 31, 1994. Minimum annual payments required under the leases are approximately $2.7 million.

  Various legislative proposals have been made, but not enacted, that would affect the Savings Association Insurance Fund ("SAIF") premium assessments, including a one-time special assessment for SAIF deposits. It is not clear when such legislation will be passed, if at all. Based on current proposals, the Company may be subject to a special assessment of up to $57 million.

  Various legal proceedings are currently pending against the Company. Due to their complex nature, it may be years before some matters are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse affect on the Company's financial position, liquidity or results of operations.

66  First Bank System, Inc. and Subsidiaries

NOTE P. Supplemental Disclosures to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $900 million and $1,318 million at December 31, 1995, and 1994, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.


Year Ended December 31 (In Millions)                                    1995        1994       1993
----------------------------------------------------------------------------------------------------
Income taxes paid...................................................  $  253.8   $   155.6   $ 122.4
Interest paid.......................................................   1,072.8       833.1     845.6
Net noncash transfers to foreclosed property........................      19.5        41.4      42.8
Noncash merger-related transfers to securities held for sale........         -           -     181.6
Change in unrealized gain (loss) on available-for-sale securities,
 net of taxes of $79.2 in 1995, $89.6 in 1994 and $23.7 in 1993.....     128.9      (144.4)     38.0
                                                                      ------------------------------
Cash acquisitions of businesses:
 Fair value of noncash assets acquired..............................  $  120.2   $   805.9   $ 276.6
 Liabilities assumed................................................      (2.7)     (698.7)   (258.0)
                                                                      ------------------------------
     Net............................................................  $  117.5   $   107.2   $  18.6
                                                                      ------------------------------
Stock acquisitions of businesses:
 Fair value of noncash assets acquired..............................  $  746.9   $ 1,805.8   $ 571.5
 Net cash acquired..................................................      55.4        74.5       8.9
 Liabilities assumed................................................    (696.7)   (1,648.0)   (563.4)
                                                                      ------------------------------
     Net value of common stock issued...............................  $  105.6   $   232.3   $  17.0
 ---------------------------------------------------------------------------------------------------

NOTE Q. First Bank System, Inc. (Parent Company)


CONDENSED BALANCE SHEET
December 31 (In Millions)                                                                         1995    1994
--------------------------------------------------------------------------------------------------------------
ASSETS
Deposits with banks, principally interest-bearing (including $244 and $397 with subsidiaries)..  $  244  $  398
Available-for-sale securities..................................................................     209     136
Investments in:
 Bank and thrift affiliates....................................................................   2,940   2,812
 Nonbank affiliates............................................................................     115     102
Advances to:
 Bank and thrift affiliates....................................................................     372     155
 Nonbank affiliates............................................................................      61     100
Other assets...................................................................................     382     338
                                                                                                 --------------
  Total assets.................................................................................  $4,323  $4,041
                                                                                                 --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed......................................................................  $   21  $    6
Advances from subsidiaries.....................................................................      40      70
Long-term debt.................................................................................   1,326   1,097
Other liabilities..............................................................................     211     256
Shareholders' equity...........................................................................   2,725   2,612
                                                                                                 --------------
  Total liabilities and shareholders' equity...................................................  $4,323  $4,041
---------------------------------------------------------------------------------------------------------------


                                    First Bank System, Inc. and Subsidiaries  67


CONDENSED STATEMENT OF INCOME

Year Ended December 31 (In Millions)                              1995      1994     1993
------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $613.7, $447.9
 and $379.1 from bank and thrift subsidiaries)................   $633.2   $ 480.9   $385.1
Interest from subsidiaries....................................     40.3      19.0     20.4
Service and management fees from subsidiaries.................     88.2     103.4     90.2
Other income..................................................     25.4      23.7     20.3
                                                                 -------------------------
  Total income................................................    787.1     627.0    516.0
EXPENSES
Interest on short-term funds borrowed.........................      3.0       2.8      2.4
Interest on long-term debt....................................     80.5      55.0     51.8
Operating expenses paid to subsidiaries.......................      8.4       8.3      7.0
Other expenses................................................    103.3     193.3    117.8
                                                                 -------------------------
  Total expenses..............................................    195.2     259.4    179.0
                                                                 -------------------------
Income before income taxes and equity
 in undistributed income of subsidiaries......................    591.9     367.6    337.0
Income tax credit.............................................    (20.2)    (41.4)   (17.2)
                                                                 -------------------------
Income of parent company......................................    612.1     409.0    354.2
Equity (deficiency) in undistributed income of subsidiaries:
 Bank and thrift affiliates...................................    (44.4)    (81.5)    (4.2)
 Nonbank affiliates...........................................       .4     (22.5)    13.2
                                                                 -------------------------
                                                                  (44.0)   (104.0)     9.0
                                                                 -------------------------
  Net income..................................................   $568.1   $ 305.0   $363.2
------------------------------------------------------------------------------------------

Transfer of funds -- dividends, loans or advances -- from bank and thrift subsidiaries to the Company is restricted. Federal law prohibits loans unless they are secured and generally limits any loan to the Company or individual affiliate to 10 percent of the bank's or thrift's equity. In aggregate, loans to the Company and all affiliates cannot exceed 20 percent of the bank's or thrift's equity.

  Dividend payments to the Company by its subsidiary banks and thrift are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years or if the bank's retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency's minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval except one bank, which bank represented two percent of total assets at December 31, 1995.

  First Bank, fsb (the "Thrift") is required to give the Office of Thrift Supervision ("OTS") 30-day notice prior to declaration of a cash dividend to the parent company. The Thrift's dividends to the parent company are generally limited to earnings in the calendar year plus 50 percent of the surplus capital (the percentage by which the Thrift's regulatory capital ratios exceed the minimum capital ratios required by the OTS) at the beginning of the year. In addition, dividends are restricted by the OTS's minimum capital constraints for all thrifts.


68  First Bank System, Inc. and Subsidiaries


CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31 (In Millions)                              1995      1994      1993
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income......................................................$ 568.1   $ 305.0   $ 363.2
Adjustments to reconcile net income to net cash
    provided by operating activities:
  (Equity) deficiency in undistributed income of subsidiaries...   44.0     104.0      (9.0)
  (Increase) decrease in accrued receivables, net...............  (36.0)     46.1      (5.7)
  Decrease in accrued liabilities, net.......................... (114.1)    (21.4)    (30.7)
  Amortization of goodwill and other intangibles................    5.6       5.5       5.4
  Deferred tax provision........................................   37.8      27.5      13.4
  Provision for merger and integration..........................      -      72.8         -
  Other -- net..................................................     .2     (38.1)    (37.8)
                                                                ---------------------------
    Net cash provided by operating activities...................  505.6     501.4     298.8
INVESTING ACTIVITIES
Securities transactions:
  Sales and maturities..........................................   88.5      20.4      22.5
  Purchases..................................................... (126.9)    (47.1)    (56.2)
Investment in subsidiaries...................................... (121.9)    (83.7)    (43.2)
Equity distributions from subsidiaries..........................  150.0     235.0         -
Net decrease (increase) in short-term advances to affiliates....   52.3     (50.0)     54.2
Long-term advances made to affiliates........................... (259.7)        -     (22.4)
Principal collected on long-term advances made to affiliates....   25.2        .3     126.0
Other -- net....................................................    5.6     (31.6)     23.3
                                                                ---------------------------
    Net cash (used) provided by investing activities............ (186.9)     43.3     104.2
FINANCING ACTIVITIES
Net (decrease) increase in short-term funds borrowed............  (12.9)    (25.1)     43.4
Proceeds from long-term debt....................................  654.1     405.1     240.0
Principal payments on long-term debt............................ (424.7)   (145.1)   (248.6)
Redemption of preferred stock...................................  (13.2)   (167.0)   (115.2)
Proceeds from dividend reinvestment, stock option, and
  stock purchase plans..........................................   67.7      40.3      50.4
Purchase of treasury stock and stock warrants................... (545.2)   (245.8)   (204.1)
Stock warrants exercised........................................     .3       7.9        .9
Cash dividends.................................................. (199.2)   (168.6)   (151.0)
                                                                ---------------------------
    Net cash used by financing activities....................... (473.1)   (298.3)   (384.2)
                                                                ---------------------------
    Change in cash and cash equivalents......................... (154.4)    246.4      18.8
Cash and cash equivalents at beginning of year..................  398.2     151.8     133.0
                                                                ---------------------------
    Cash and cash equivalents at end of year....................$ 243.8   $ 398.2   $ 151.8
-------------------------------------------------------------------------------------------

                                    First Bank System, Inc. and Subsidiaries  69

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

  The Company's independent auditors, Ernst & Young LLP, have been engaged to render an opinion on the financial statements and to assist in carrying out the audit program described above. Their opinion on the financial statements is based on procedures performed in accordance with generally accepted auditing standards, including tests of the accounting records to the extent necessary to allow them to report on the fairness of the financial statements. Ernst & Young LLP has full access to the Audit Committee and the Board of Directors.

  The management of the Company is committed to and has always maintained and enforced a philosophy of high ethical standards in the conduct of its business. Written policies covering conflicts of interest and other subjects are formulated in a Code of Ethics which is uniformly applicable to all officers and employees of the Company.

/s/ John F. Grundhofer
----------------------------
JOHN F. GRUNDHOFER
Chairman, President
and Chief Executive Officer

/s/ Richard A. Zona
----------------------------
RICHARD A. ZONA
Vice Chairman-Finance


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
First Bank System, Inc.

We have audited the accompanying consolidated balance sheets of First Bank System, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Bank System, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
----------------------------
Minneapolis, Minnesota
January 9, 1996
Except for Note C,
as to which the date
is February 16, 1996


70  First Bank System, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET -- FIVE-YEAR SUMMARY

                                                                                                  % Change
December 31 (Dollars In Millions)      1995       1994       1993        1992        1991        1994-1995
----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks.............. $ 1,837    $ 1,707     $ 1,767     $ 2,011     $ 1,650           7.6%
Federal funds sold and resale
  agreements.........................     265        471       1,338       1,710       1,509         (43.7)
Interest-bearing deposits with
  banks..............................       -         28          82         484         446             *
Trading account securities...........      86         77          55          94         151          11.7
Securities held for sale.............       -          -           -         295       1,201             *
Securities:
  U.S. Treasury......................     925      1,113       1,554       1,827       1,174         (16.9)
  Mortgage-backed securities.........   1,693      3,297       2,861       3,196       2,102         (48.7)
  State and political subdivisions...     179        181         196         188         166          (1.1)
  U.S. agencies and other............     459        594         419         586         101         (22.7)
                                      ------------------------------------------------------
    Total securities.................   3,256      5,185       5,030       5,797       3,543         (37.2)
Loans................................  26,400     24,556      23,497      20,692      18,766           7.5
  Less allowance for credit losses...     474        475         466         484         453           (.2)
                                      ------------------------------------------------------
    Net loans........................  25,926     24,081      23,031      20,208      18,313           7.7
Other assets.........................   2,504      2,579       2,067       2,159       1,695          (2.9)
                                      ------------------------------------------------------
       Total assets.................. $33,874    $34,128     $33,370     $32,758     $28,508           (.7)%
                                      ------------------------------------------------------
Liabilities and Shareholders'
  Equity
Deposits:
  Noninterest-bearing................ $ 6,357    $ 5,933     $ 7,743     $ 6,243     $ 4,880           7.1%
  Interest-bearing...................  16,157     18,323      18,643      20,152      18,089         (11.8)
                                      ------------------------------------------------------
    Total deposits...................  22,514     24,256      26,386      26,395      22,969          (7.2)
Short-term borrowings................   4,385      3,226       1,334       1,540       1,409          35.9
Long-term debt.......................   3,201      2,981       2,070       1,151       1,360           7.4
Other liabilities....................   1,049      1,053         836         927         639           (.4)
                                      ------------------------------------------------------
       Total liabilities.............  31,149     31,516      30,626      30,013      26,377          (1.2)
Shareholders' equity.................   2,725      2,612       2,744       2,745       2,131           4.3
                                      ------------------------------------------------------
       Total liabilities and
         shareholders' equity........ $33,874    $34,128     $33,370     $32,758     $28,508           (.7)%
----------------------------------------------------------------------------------------------------------

*Not meaningful

                                    First Bank System, Inc. and Subsidiaries  71

CONSOLIDATED STATEMENT OF INCOME -- FIVE-YEAR SUMMARY


Year Ended December 31                                                                           % Change
(Dollars In Millions)                    1995       1994        1993        1992        1991     1994-1995
----------------------------------------------------------------------------------------------------------
Interest Income
Loans..............................  $2,273.4   $1,914.7    $1,730.7    $1,687.2    $1,842.1          18.7%
Securities:
  Taxable..........................     226.0      327.9       352.1       336.5       377.6         (31.1)
  Exempt from federal income taxes.      11.2       12.0        14.6        12.0        19.1          (6.7)
FSLIC notes and covered assets.....         -          -           -           -        25.9             *
Other interest income..............      34.6       33.5        37.1        70.4       104.3           3.3
                                    -----------------------------------------------------------
  Total interest income............   2,545.2    2,288.1     2,134.5     2,106.1     2,369.0          11.2
Interest Expense
Deposits...........................     706.7      597.3       648.3       797.7     1,125.9          18.3
Federal funds purchased and
 repurchase agreements.............     118.1      103.1        31.8        37.1        59.9          14.5
Other short-term funds borrowed....      90.2       20.4        20.1        17.1        29.8             *
Long-term debt.....................     190.0      147.9        96.1       101.2       138.6          28.5
                                    -----------------------------------------------------------
  Total interest expense...........   1,105.0      868.7       796.3       953.1     1,354.2          27.2
                                    -----------------------------------------------------------
Net interest income................   1,440.2    1,419.4     1,338.2     1,153.0     1,014.8           1.5
Provision for credit losses (1994
 and 1992 include $16.5 and
  $13.6, respectively, in
   merger-related provisions)......     115.0      123.6       133.1       191.7       210.2          (7.0)
                                    -----------------------------------------------------------
Net interest income after
 provision for credit losses.......   1,325.2    1,295.8     1,205.1       961.3       804.6           2.3
Noninterest Income
Credit card fees...................     232.7      179.0       137.1       116.9        94.4          30.0
Trust fees.........................     175.3      159.2       146.1       127.8       115.5          10.1
Service charges on deposit accounts     123.7      127.3       126.0       114.8       102.0          (2.8)
Investment products fees and
 commissions.......................      27.6       29.6        24.3        21.8        10.5          (6.8)
Securities gains (losses)..........         -     (115.0)         .3        46.3        42.3             *
Gain on sale of branches...........      31.0          -           -           -           -             *
Other..............................     192.8      178.8       185.1       186.1       192.3           7.8
                                    -----------------------------------------------------------
  Total noninterest income.........     783.1      558.9       618.9       613.7       557.0          40.1
Noninterest Expense
Salaries...........................     441.0      450.7       439.8       426.3       401.2          (2.2)
Employee benefits..................      96.4      105.7        99.1        94.9        87.3          (8.8)
Net occupancy......................      98.6      103.8       109.7        97.7        92.7          (5.0)
Furniture and equipment............      94.2       88.3        80.7        72.7        68.8           6.7
Amortization of goodwill and other
 intangible assets.................      57.1       50.4        41.3        34.0        29.3          13.3
Other personnel costs..............      40.9       35.7        31.0        23.3        19.2          14.6
Professional services..............      36.9       38.5        41.5        43.8        40.3          (4.2)
FDIC insurance.....................      35.8       58.4        57.5        51.5        46.5         (38.7)
Advertising........................      32.0       35.5        25.6        26.7        26.1          (9.9)
Third party data processing........      17.8       20.3        27.1        26.7        27.5         (12.3)
Merger and integration.............         -       66.2        72.2        84.0           -             *
Merger-related severance...........         -       56.5           -           -           -             *
Other (1992 includes $26.4 in
 merger-related
  other real estate expense).......     255.2      239.4       239.2       264.7       229.0           6.6
                                    -----------------------------------------------------------
  Total noninterest expense........   1,205.9    1,349.4     1,264.7     1,246.3     1,067.9         (10.6)
                                    -----------------------------------------------------------
Income from continuing operations
 before income taxes and
  cumulative effect of changes in
   accounting principles...........     902.4      505.3       559.3       328.7       293.7          78.6
Applicable income taxes............     334.3      191.8       198.6       115.7        30.3          74.3
                                    -----------------------------------------------------------
Income from continuing operations
 before cumulative effect
  of changes in accounting
   principles......................     568.1      313.5       360.7       213.0       263.4          81.2
Income (loss) from discontinued
 operations........................         -       (8.5)        2.5         2.7         1.1             *
                                    -----------------------------------------------------------
Income before cumulative effect
  of changes in accounting
   principles......................     568.1      305.0       363.2       215.7       264.5          86.3
Cumulative effect of changes in
 accounting principles.............         -          -           -       233.2           -             *
                                    -----------------------------------------------------------
Net income.........................  $  568.1   $  305.0    $  363.2    $  448.9    $  264.5          86.3
                                    ----------------------------------------------------------------------
Net income applicable to common
 equity............................  $  560.6   $  292.4    $  334.0    $  417.3    $  235.7          91.7%
----------------------------------------------------------------------------------------------------------

*Not meaningful


72  First Bank System, Inc. and Subsidiaries

QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                 1995                                        1994
                                               ------------------------------------------------------------------------------------
                                                Fourth     Third     Second      First      Fourth     Third     Second      First
(In Millions, Except Per Share Data)           Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans........................................  $ 580.4    $ 573.8    $ 572.0    $ 547.2    $ 521.4    $ 491.3    $ 468.3    $ 433.7
Securities:
    Taxable..................................     50.8       52.6       56.1       66.5       85.9       89.7       81.1       71.2
    Exempt from federal income taxes.........      2.8        2.8        2.8        2.8        2.9        3.0        3.1        3.0
Other interest income........................      8.2        8.3        9.0        9.1        9.7        8.4        8.7        6.7
                                               ------------------------------------------------------------------------------------
  Total interest income......................    642.2      637.5      639.9      625.6      619.9      592.4      561.2      514.6
Interest Expense
Deposits.....................................    168.5      173.0      186.8      178.4      164.2      151.5      144.7      136.9
Federal funds purchased and repurchase
  agreements.................................     30.5       24.8       31.9       30.9       36.6       34.5       22.3        9.7
Other short-term funds borrowed..............     33.4       34.6       15.7        6.5        8.9        3.8        3.9        3.8
Long-term debt...............................     49.5       48.0       46.0       46.5       43.6       39.5       36.4       28.4
                                               ------------------------------------------------------------------------------------
  Total interest expense.....................    281.9      280.4      280.4      262.3      253.3      229.3      207.3      178.8
                                               ------------------------------------------------------------------------------------
Net interest income..........................    360.3      357.1      359.5      363.3      366.6      363.1      353.9      335.8
Provision for credit losses..................     31.0       31.0       27.0       26.0       44.0       27.0       26.0       26.6
                                               ------------------------------------------------------------------------------------
Net interest income after provision for
  credit losses..............................    329.3      326.1      332.5      337.3      322.6      336.1      327.9      309.2
Noninterest Income
Credit card fees.............................     61.7       62.7       56.7       51.6       50.3       49.2       43.5       36.0
Trust fees...................................     47.8       42.8       43.0       41.7       41.7       38.9       40.1       38.5
Service charges on deposit accounts..........     30.4       30.9       30.3       32.1       30.7       32.1       32.3       32.2
Investment products fees and commissions.....      7.6        7.8        6.7        5.5        6.4        7.5        8.3        7.4
Securities losses............................      --         --         --         --      (112.2)      (2.8)       --         --
Gain on sale of branches.....................      --        31.0        --         --         --         --         --         --
Other........................................     49.8       41.3       53.0       48.7       44.5       45.4       41.6       47.3
                                               ------------------------------------------------------------------------------------
  Total noninterest income...................    197.3      216.5      189.7      179.6       61.4      170.3      165.8      161.4
Noninterest Expense
Salaries.....................................    111.1      108.0      109.8      112.1      116.5      114.5      113.2      106.5
Employee benefits............................     20.4       22.1       25.4       28.5       24.4       27.1       26.9       27.3
Net occupancy................................     24.3       24.3       24.3       25.7       25.0       26.9       26.4       25.5
Furniture and equipment......................     22.4       23.5       24.8       23.5       22.6       21.5       22.8       21.4
Amortization of goodwill and other
  intangible assets..........................     14.9       13.9       14.2       14.1       13.8       13.2       12.7       10.7
Other personnel costs........................     12.5       11.0        9.8        7.6        8.6        8.5       10.0        8.6
Professional services........................     11.3        8.5       10.5        6.6       11.9        9.6        9.5        7.5
FDIC insurance...............................      5.6        2.8       13.8       13.6       14.4       13.7       15.7       14.6
Advertising..................................      8.1        8.4        9.2        6.3        8.5        7.7        9.8        9.5
Third party data processing..................      4.9        4.2        4.4        4.3        5.6        4.8        5.0        4.9
Merger and integration.......................      --         --         --         --        64.8        1.4        --         --
Merger-related severance.....................      --         --         --         --        56.5        --         --         --
Other........................................     51.8       84.4       57.0       62.0       63.1       63.7       56.0       56.6
                                               ------------------------------------------------------------------------------------
  Total noninterest expense..................    287.3      311.1      303.2      304.3      435.7      312.6      308.0      293.1
                                               ------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes........................    239.3      231.5      219.0      212.6      (51.7)     193.8      185.7      177.5
Applicable income taxes (credit).............     88.6       85.8       81.1       78.8      (18.3)      74.3       70.2       65.6
                                               ------------------------------------------------------------------------------------
Income (loss) from continuing operations.....    150.7      145.7      137.9      133.8      (33.4)     119.5      115.5      111.9
Income (loss) from discontinued operations...      --         --         --         --        (1.9)      (7.0)       1.6       (1.2)
                                               ------------------------------------------------------------------------------------
Net income (loss)............................  $ 150.7    $ 145.7    $ 137.9    $ 133.8    $ (35.3)   $ 112.5    $ 117.1    $ 110.7
                                               ------------------------------------------------------------------------------------
Net income (loss) applicable to common
  equity.....................................  $ 148.8    $ 143.9    $ 136.0    $ 131.9    $ (37.6)   $ 110.3    $ 114.9    $ 104.8
                                               ------------------------------------------------------------------------------------
Primary net income (loss) per common share...  $  1.14    $  1.08    $  1.00    $   .97    $  (.28)   $   .80    $   .83    $   .79
Fully diluted net income (loss) per
  common share...............................  $  1.12    $  1.06    $   .99    $   .96    $  (.28)   $   .79    $   .82    $   .78
Selected Average Balances
Loans........................................  $26,022    $25,536    $25,364    $24,592    $24,320    $23,937    $24,105    $23,056
Earning assets...............................   29,904     29,480     29,559     29,466     30,682     30,687     30,674     28,970
Total assets.................................   33,160     32,768     32,905     32,702     34,031     33,908     34,049     32,159
Deposits.....................................   21,995     22,107     23,181     23,575     24,076     24,337     25,325     24,911
Long-term debt...............................    3,146      2,892      2,876      2,935      2,872      2,741      2,649      2,163
Common equity................................    2,640      2,693      2,670      2,531      2,645      2,650      2,617      2,497
-----------------------------------------------------------------------------------------------------------------------------------

The fourth quarter of 1994 includes $16.5 million in provision for credit losses, $64.8 million in merger-related charges, and $56.5 million in severance related to the MFC acquisition. The third quarter of 1994 includes $1.4 million in merger-related charges related to the MFC acquisition.



                                    First Bank System, Inc. and Subsidiaries  73

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

Year ended December 31                   1995                            1994
-------------------------------------------------------------------------------------------
                                                   Interest                        Interest
                                                     Yields                          Yields
(Dollars In Millions)        Balance   Interest   and Rates  Balance   Interest   and Rates
-------------------------------------------------------------------------------------------
ASSETS
Securities:
    U.S. Treasury..........  $   973   $   60.6       6.23%  $ 1,574   $   82.8       5.26%
    Mortgage-backed
     securities............    1,989      135.5       6.81     3,288      208.7       6.35
    State & political
     subdivisions..........      176       18.6      10.57       188       20.0      10.64
    U.S. agencies and other      474       28.3       5.97       619       34.4       5.56
                             ------------------              ------------------
        Total securities...    3,612      243.0       6.73     5,669      345.9       6.10
Unrealized loss on
 available-for-sale
 securities................      (45)                            (69)
                             -------                         -------
        Net securities.....    3,567                           5,600
Trading account securities.       92        5.0       5.43        73        3.4       4.66
Federal funds sold and
 resale agreements.........      280       16.2       5.79       405       16.5       4.07
FSLIC notes and covered
 assets....................        -          -          -         -          -          -
Loans:
    Commercial:
        Commercial.........    8,013      687.8       8.58     6,832      506.6       7.42
        Financial
        institutions.......      774       31.7       4.10     1,146       30.1       2.63
        Real estate:
        Commercial mortgage    2,474      223.4       9.03     2,365      202.2       8.55
        Construction.......      358       33.7       9.41       268       21.4       7.99
                             ------------------              ------------------
        Total commercial...   11,619      976.6       8.41    10,611      760.3       7.17
    Consumer:
        Residential
        mortgage...........    4,904      371.9       7.58     5,345      385.6       7.21
        Residential
        mortgage held for
        sale...............      265       20.3       7.66       387       27.4       7.08
        Home equity and
        second mortgage....    2,620      253.5       9.68     2,223      193.2       8.69
        Credit card........    2,341      290.5      12.41     2,054      248.9      12.12
        Other..............    3,634      368.5      10.14     3,243      308.3       9.51
                             ------------------              ------------------
        Total consumer.....   13,764    1,304.7       9.48    13,252    1,163.4       8.78
                             ------------------              ------------------
        Total loans........   25,383    2,281.3       8.99    23,863    1,923.7       8.06
    Allowance for credit
     losses................      473                             486
                             -------                         -------
        Net loans..........   24,910                          23,377
Other earning assets.......      236       13.5       5.72       255       13.7       5.37
                             ------------------              ------------------
        Total earning
        assets*............   29,603    2,559.0       8.64    30,265    2,303.2       7.61
Cash and due from banks....    1,664                           1,749
Other assets...............    2,137                           2,086
                             -------                         -------
        Total assets.......  $32,886                         $33,545
                             -------                         -------
Liabilities and
 Shareholders' Equity
Noninterest-bearing
 deposits..................  $ 5,584                         $ 6,310
Interest-bearing deposits:
        Interest checking..    2,825       44.5       1.58     2,940       44.4       1.51
        Money market
        accounts...........    3,858      145.3       3.77     4,035      110.2       2.73
        Other savings
        accounts...........    1,712       42.1       2.46     2,245       49.5       2.20
        Savings
        certificates.......    7,669      404.8       5.28     7,750      315.4       4.07
        Certificates over
        $100,000...........    1,060       70.0       6.60     1,381       77.8       5.63
                             ------------------              ------------------
        Total
        interest-bearing
        deposits...........   17,124      706.7       4.13    18,351      597.3       3.25
Short-term borrowings......    3,440      208.3       6.06     2,658      123.5       4.65
Long-term debt.............    2,963      190.0       6.41     2,609      147.9       5.67
                             ------------------              ------------------
        Total
        interest-bearing
        liabilities........   23,527    1,105.0       4.70    23,618      868.7       3.68
Other liabilities..........    1,036                             871
Preferred equity...........      105                             143
Common equity..............    2,664                           2,646
Unrealized loss on
 available-for-sale
 securities, net of tax....      (30)                            (43)
                             -------                         -------
        Total liabilities
        and shareholders'
        equity.............  $32,886                         $33,545
                             -------                         -------
Net interest income........            $1,454.0                        $1,434.5
                                       --------                        --------
Gross interest margin......                           3.94%                           3.93%
                                                  --------                        --------
Gross interest margin
 without
 taxable-equivalent
 increments................                           3.90%                           3.88%
                                                  --------                        --------
Percent of Earning Assets
Interest income............                           8.64%                           7.61%
Interest expense...........                           3.73                            2.87
                                                  --------                        --------
        Net interest margin                           4.91                            4.74
                                                  --------                        --------
Net interest margin
 without
 taxable-equivalent
 increments................                           4.87%                           4.69%
                                                  --------                        --------

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent for 1995, 1994 and 1993 and 34 percent for 1992 and 1991. Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
*Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.
**Not meaningful


74  First Bank System, Inc. and Subsidiaries

              1993                               1992                               1991                      1994-1995
--------------------------------    -------------------------------     ------------------------------     ---------------
                        Interest                           Interest                           Interest
                          Yields                             Yields                             Yields            % Change
Balance    Interest    and Rates    Balance    Interest   and Rates     Balance    Interest  and Rates     Average Balance
--------------------------------    -------------------------------     ------------------------------     ---------------
$ 1,797    $  101.5         5.65%   $ 1,557   $   98.2         6.31%    $ 1,043    $   81.7       7.83%         (38.2)%
  3,323       207.8         6.25      2,673      207.3         7.76       2,901       262.3       9.04          (39.5)
    202        22.4        11.09        153       18.1        11.83         242        27.5      11.36           (6.4)
    630        38.1         6.05        444       26.2         5.90         483        33.2       6.87          (23.4)
-------------------                 ------------------                  -------------------
  5,952       369.8         6.21      4,827      349.8         7.25       4,669       404.7       8.67          (36.3)
      -                                   -                                   -
-------                             -------                             -------
  5,952                               4,827                               4,669
    117         4.7         4.02        137        6.5         4.74         176        12.1       6.88           26.0
    755        22.3         2.95      1,318       45.1         3.42       1,292        75.8       5.87          (30.9)
      -           -            -          -          -            -         366        25.9       7.08             **
  5,804       403.6         6.95      5,490      407.1         7.42       6,254       573.2       9.17           17.3
  1,534        42.5         2.77      1,096       40.8         3.72         710        31.2       4.39          (32.5)
  2,213       190.5         8.61      2,164      194.5         8.99       2,240       227.5      10.16            4.6
    213        15.5         7.28        270       20.4         7.56         337        30.7       9.11           33.6
-------------------                 ------------------                  -------------------
  9,764       652.1         6.68      9,020      662.8         7.35       9,541       862.6       9.04            9.5
  4,860       384.6         7.91      3,851      347.7         9.03       3,401       322.6       9.49           (8.3)
  1,040        72.4         6.96        867       70.5         8.13         688        65.7       9.55          (31.5)
  1,539       127.1         8.26      1,135      100.5         8.85         889        82.1       9.24           17.9
  1,733       233.1        13.45      1,709      243.0        14.22       1,495       217.3      14.54           14.0
  2,872       272.6         9.49      2,526      279.2        11.05       2,503       316.4      12.64           12.1
-------------------                 ------------------                  -------------------
 12,044     1,089.8         9.05     10,088    1,040.9        10.32       8,976     1,004.1      11.19            3.9
-------------------                 ------------------                  -------------------
 21,808     1,741.9         7.99     19,108    1,703.7         8.92      18,517     1,866.7      10.08            6.4
    489                                 496                                 485                                  (2.7)
-------                             -------                             -------
 21,319                              18,612                              18,032                                   6.6
    275        13.5         4.91        509       23.7         4.66         261        18.2       6.97           (7.5)
-------------------                 ------------------                  -------------------
 28,907     2,152.2         7.45     25,899    2,128.8         8.22      25,281     2,403.4       9.51           (2.2)
  1,786                               1,558                               1,372                                  (4.9)
  1,987                               1,876                               1,507                                   2.4
-------                             -------                             -------
$32,191                             $28,837                             $27,675                                  (2.0)%
-------                             -------                             -------
$ 6,688                             $ 5,000                             $ 4,012                                 (11.5)%
  2,789        45.2        1.62       2,553       59.5         2.33       2,028        64.6       3.19           (3.9)
  4,077       106.8        2.62       3,980      129.4         3.25       3,779       205.9       5.45           (4.4)
  2,157        49.2        2.28       1,666       59.0         3.54       1,458        72.6       4.98          (23.7)
  8,297       357.4        4.31       7,836      426.0         5.44       7,879       581.9       7.39           (1.0)
  1,629        89.7        5.51       1,918      123.8         6.45       2,778       200.9       7.23          (23.2)
-------------------                 ------------------                  -------------------
 18,949       648.3        3.42      17,953      797.7         4.44      17,922     1,125.9       6.28           (6.7)
  1,307        51.9        3.97       1,179       54.2         4.60       1,502        89.7       5.97           29.4
  1,633        96.1        5.88       1,453      101.2         6.96       1,663       138.6       8.33           13.6
-------------------                 ------------------                  -------------------
 21,889       796.3        3.64      20,585      953.1         4.63      21,087     1,354.2       6.42            (.4)
    845                                 757                                 640                                  18.9
    360                                 405                                 340                                 (26.6)
  2,409                               2,090                               1,596                                    .7
      -                                   -                                   -                                 (30.2)
-------                             -------                             -------
$32,191                             $28,837                             $27,675                                  (2.0)%
-------                             -------                             -------                                 -----
           $1,355.9                           $1,175.7                             $1,049.2
           --------                           --------                             --------
                           3.81%                               3.59%                              3.09%
                          -----                               -----                              -----
                           3.75%                               3.50%                              2.95%
                          -----                               -----                              -----
                           7.45%                               8.22%                              9.51%
                           2.76                                3.68                               5.36
                          -----                               -----                              -----
                           4.69                                4.54                               4.15
                          -----                               -----                              -----
                           4.63%                               4.45%                              4.01%
                          -----                               -----                              -----




                                    First Bank System, Inc. and Subsidiaries  75

SUPPLEMENTAL FINANCIAL DATA


EARNINGS PER SHARE SUMMARY
                                                               1995            1994            1993            1992            1991
-----------------------------------------------------------------------------------------------------------------------------------
Primary income from continuing operations before
  cumulative effect of accounting changes .........           $4.19           $2.21           $2.46           $1.46           $2.00
Income (loss) from discontinued operations ........              --            (.06)            .02             .02             .01
Cumulative effect of accounting changes ...........              --              --              --            1.87              --
                                                              ---------------------------------------------------------------------
Primary net income ................................           $4.19           $2.15           $2.48           $3.35           $2.01
                                                              ---------------------------------------------------------------------
Fully diluted income from continuing operations
  before cumulative effect of accounting changes ..           $4.11           $2.20           $2.45           $1.45           $1.92
Income (loss) from discontinued operations ........              --            (.06)            .02             .02             .01
Cumulative effect of accounting changes ...........              --              --              --            1.79              --
                                                              ---------------------------------------------------------------------
Fully diluted net income ..........................           $4.11           $2.14           $2.47           $3.26           $1.93
-----------------------------------------------------------------------------------------------------------------------------------

Ratios
                                                               1995            1994            1993            1992            1991
-----------------------------------------------------------------------------------------------------------------------------------
Return on average assets ..........................            1.73%            .91%           1.13%           1.56%            .96%
Return on average common equity ...................           21.3            11.2            13.9            20.0            14.8
Average total equity to average assets ............            8.3             8.2             8.6             8.7             7.0
Dividends per share to net income per share .......           34.6            54.0            40.3            26.3            40.8
-----------------------------------------------------------------------------------------------------------------------------------

Other Statistics
                                                               1995            1994            1993            1992            1991
-----------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding--year end* ..............     127,334,568     133,832,409     130,408,480     131,568,900     115,510,787
Average common shares outstanding and common stock
  equivalents:
    Primary .......................................     133,936,030     136,274,991     134,588,664     124,670,657     117,259,058
    Fully diluted .................................     138,148,158     140,128,566     138,328,002     130,497,272     123,053,421
Number of shareholders--year-end** ................          21,033          25,481          25,653          28,572          26,384
Average number of employees (full-time equivalents)          13,231          14,725          14,867          14,596          14,467
Common dividends paid (millions) ..................     $     191.7     $     156.0     $     121.8     $      80.8     $      69.8
-----------------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury. **Based on number of common stock shareholders of record.


Stock Price Range and Dividends
                                                                        1995                                      1994
                                                          -------------------------------------------------------------------------
                                                             Sales Price                      |        Sales Price
                                                          -----------------     Dividends     |     -----------------     Dividends
                                                           High        Low           Paid     |      High        Low           Paid
----------------------------------------------------------------------------------------------|------------------------------------
                                                                                              |
First quarter .......................................     $40.50     $32.63        $.3625     |     $33.13     $29.38          $.29
Second quarter ......................................      44.63      38.88         .3625     |      39.00      31.50           .29
Third quarter .......................................      48.25      39.50         .3625     |      38.50      35.25           .29
Fourth quarter ......................................      53.75      47.63         .3625     |      37.50      32.13           .29
Closing price--December 31 ..........................            49.63                        |            33.22
-----------------------------------------------------------------------------------------------------------------------------------

The common stock of First Bank System, Inc. is traded on the New York Stock Exchange, under the ticker symbol, "FBS."




                 76    First Bank System, Inc. and Subsidiaries

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                      Maturing
                                                  ------------------------------------------------
                                                    In 1 Year        After 1 Year
At December 31, 1995 (In Millions)                    or Less     Through 5 Years    After 5 Years
--------------------------------------------------------------------------------------------------
Commercial                                           $  6,382        $  1,683           $  206
Financial institutions                                    995              65                -
Real estate:
  Commercial mortgage                                   1,611             885              288
  Construction                                            357              35               11
                                                    ----------------------------------------------
      Total                                          $  9,345        $  2,668           $  505
--------------------------------------------------------------------------------------------------
                                                       Due in       Due After
                                                     One Year        One Year            Total
--------------------------------------------------------------------------------------------------
Loans at fixed interest rates                        $  1,299        $  2,184         $  3,483
Loans at variable interest rates                        8,046             989            9,035
                                                    ----------------------------------------------
      Total                                          $  9,345        $  3,173         $ 12,518
--------------------------------------------------------------------------------------------------

The maturities of loans shown above are based on remaining scheduled repayments.

Time Certificates of Deposit and Other Time Deposits in Denominations of
 $100,000 or More at December 31


                             Under        Three       Six to            Over
                             Three       to Six       Twelve          Twelve
(In Millions)               Months       Months       Months          Months            Total
---------------------------------------------------------------------------------------------
1995                       $   349      $   124      $   164         $   263          $   900
1994                           399          138          266             515            1,318
1993                           379          188          263             637            1,467
---------------------------------------------------------------------------------------------


Short-Term Funds Borrowed
                                                Average           Maximum          Average       Weighted
                                                  Daily       Outstanding    Interest Rate        Average
                             Outstanding         Amount         Month-End      Paid During  Interest Rate
(In Millions)                at Year-End    Outstanding           Balance         the Year    at Year-End
---------------------------------------------------------------------------------------------------------
1995
Federal funds purchased and
 securities sold under
 agreements to repurchase      $ 2,269      $ 1,969              $ 2,562            6.00%          5.11%
Other                            2,116        1,471                2,554            6.13           5.77
                              -------------------------
 Total                         $ 4,385      $ 3,440                4,763            6.06           5.43
                              -------------------------
1994
Federal funds purchased and
 securities sold under
 agreements to repurchase      $ 2,568      $ 2,264              $ 3,223            4.55%          5.49%
Other                              658          394                  864            5.18           5.72
                              -------------------------
 Total                         $ 3,226      $ 2,658                3,680            4.65           5.53
                              -------------------------
1993
Federal funds purchased and
 securities sold under
 agreements to repurchase      $   922      $   990              $ 1,388            3.21%          3.15%
Other                              412          317                  512            6.34           2.87
                              -------------------------
 Total                         $ 1,334      $ 1,307                1,742            3.97           3.07
--------------------------------------------------------------------------------------------------------

                                    First Bank System, Inc. and Subsidiaries  77

ANNUAL REPORT ON FORM 10-K


Securities and Exchange Commission

Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995.

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

  Securities registered pursuant to Section 12(g) of the Act: Warrants to Purchase Shares of Common Stock.

  As of January 31, 1996, First Bank System, Inc. had 135,632,324 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 1996, was approximately $6,630,000,000.

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



CROSS-REFERENCE                                                            PAGE
-------------------------------------------------------------------------------

PART I

ITEM 1    Business
          General............................................................79
          Distribution of Assets, Liabilities and
            Stockholders' Equity; Interest Rates
            and Interest Differential..............................18-20, 74-75
          Investment Portfolio........................................27-28, 71
          Loan Portfolio.........................24-27, 29-33, 45-46, 50-51, 77
          Summary of Loan Loss Experience.............................20, 29-33
          Deposits................................................28, 74-75, 77
          Return on Equity and Assets........................................76
          Short-Term Borrowings..............................................77

ITEM 2    Properties.........................................................80

ITEM 3    Legal Proceedings................................................none

ITEM 4    Submission of Matters to a Vote of Security Holders..............none

PART II

ITEM 5    Market for the Registrant's Common
            Equity and Related Stockholder Matters...................38, 68, 76

ITEM 6    Selected Financial Data............................................15

ITEM 7    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................14-40

ITEM 8    Financial Statements and Supplementary Data....................73, 80

ITEM 9    Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure...........................................none

PART III

ITEM 10   Directors and Executive Officers of the Registrant................82*

ITEM 11   Executive Compensation..............................................*

ITEM 12   Security Ownership of Certain
            Beneficial Owners and Management..................................*

ITEM 13   Certain Relationships and Related Transactions......................*

PART IV

ITEM 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K..........................................80

*First Bank System's definitive proxy statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Compensation and Human Resources Committee on Executive Compensation" and "Comparative Stock Performance."


78  First Bank System, Inc. and Subsidiaries

GENERAL -- First Bank System, Inc. (the "Company") is a regional, multi-state bank holding company headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1929 and owns more than 99 percent of the capital stock of each of nine banks, a savings association and seven trust companies, having 324 banking offices in Minnesota, Colorado, Wisconsin, Illinois, Montana, North Dakota, South Dakota, Iowa, Kansas, Nebraska, and Wyoming. The Company also has various nonbank subsidiaries engaged in financial services, principally in the Upper Midwest.

  The banks are engaged in general commercial banking business, principally in domestic markets. They range in size from $36 million to $10.5 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities, and other financial institutions. Depository services include checking accounts, savings accounts, and time certificate contracts. Ancillary services such as treasury management and receivable lockbox collection are provided for corporate customers. Nine banks, a savings association, and seven trust companies provide a full range of fiduciary activities for individuals, estates, foundations, business corporations, and charitable organizations.

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

  On a full-time equivalent basis, employment during 1995 averaged a total of 13,231 employees.

COMPETITION -- The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, and investment companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies.

GOVERNMENT POLICIES -- The operations of the Company's various operating units are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the several states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

SUPERVISION AND REGULATION -- The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act") and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board").

  Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking. The Company must obtain approval of the Board before acquiring control of a bank or acquiring more than 5 percent of the outstanding voting shares of a company engaged in a "bank-related" business. Under the Act and state laws, the Company is subject to certain restrictions as to states in which the Company can acquire a bank.

  On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994, which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997, in those states that have not opted out by that date.

  National banks are subject to the supervision of, and are examined by, the Comptroller of the Currency. All subsidiary banks of the Company are members of the Federal Deposit Insurance Corporation ("FDIC"), and as such, are subject to examination thereby. In practice, the primary federal regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other federal regulators. Areas subject to regulation by federal authorities include the allowance for credit losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

  The Company and its saving association subsidiary are subject to the supervision of and are examined by the OTS. The savings association is a member of SAIF, which is administered and is subject to examination by the FDIC. As a saving association, the Company's subsidiary must meet the requirements of a qualified thrift lender to avoid certain restrictions relating to dividends, branching and certain new activities. As of December 31, 1995, the savings association was a "qualified thrift lender." Similar to its banking subsidiaries, the savings association is also subject to regulation by the OTS in the areas of credit losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches, and other aspects of operations.


                                    First Bank System, Inc. and Subsidiaries  79

PROPERTIES -- At December 31, 1995, the Company's subsidiaries owned and operated a total of 252 facilities and leased an additional 214 facilities, all of which are well maintained.

  The Company's three largest facilities are located in Denver, Minneapolis and St. Paul. In Denver, Colorado National Bank occupies approximately 70 percent of the Colorado National Bank Tower and 100 percent of the Colorado National Bank building. In Minneapolis, First Bank National Association and the Company's corporate offices occupy parts of five buildings, leasing 31 floors in First Bank Place, part of the second floor in the Pillsbury Center, and two floors in the Fifth Street Towers. The Company also occupies 10 floors in the Sixth and Marquette bank building, and six floors of the 1010 Building in Minneapolis. The Company's primary St. Paul presence is the Energy Park Operations Center, and in downtown St. Paul, where it occupies approximately one-fourth of the First National Bank Building, four floors in the First Trust Center, and approximately 70 percent of the space in the Pioneer/ Endicott building complex.

  The Company is currently constructing a 150,000 square foot service center in Fargo, North Dakota. The Center will be owned by FBS, is scheduled to open in mid-1996, and will provide space for the growth of service operations.

  Additional information with respect to premises and equipment is presented in Notes G and O of Notes to Consolidated Financial Statements.


EXHIBITS
Financial Statements Filed                                     Page
-------------------------------------------------------------------
First Bank System, Inc. and Subsidiaries
Consolidated Financial Statements..............................41
Notes to Consolidated Financial Statements.....................45
Report of Independent Auditors.................................70

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

  During the three months ended December 31, 1995, the Company filed the following reports on Form 8-K:

  Form 8-K filed November 13, 1995, relating to the Company's announcement that it had signed a purchase agreement to merge with First Interstate Bancorp ("First Interstate").

  Form 8-K/A filed on November 15, 1995, amending Form 8-K filed on August 18, 1995, which includes unaudited financial statements of FirsTier Financial, Inc. filed pursuant to Item 7(a).

  Form 8-K filed November 16, 1995, which discussed the updating of the description of the Rights contained in Item 1 of the FBS Registration Statement on Form 8-A dated December 21, 1988, as amended.

  Form 8-K filed November 16, 1995, which includes First Interstate's unaudited financial statements and pro forma financial information filed pursuant to Item 7.

  Form 8-K filed December 13, 1995, discussing the Company's stock repurchase program.

  Form 8-K filed December 15, 1995, regarding the complaint filed by the Company and Eleven Acquisition Corp. against Wells Fargo & Company.

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

     (1)4A Certificate of Designation for First Bank System, Inc. Series 1990A Preferred Stock. Filed as Exhibit 4.4 to Amendment No.1 to Registration Statement on Form S-3, File No.33-42650.

     (1)4B Certificate of Designation for First Bank System, Inc. Series 1991A Convertible Preferred Stock. Filed as Exhibit 4.3 to Registration Statement on Form S-4, File No. 33-50700.

     (1)4C Certificate of Designation for First Bank System, Inc. Series A Junior Participating Preferred Stock, as amended. Filed as Exhibit
              2.4 to Form 8-A/A-2 dated October 6, 1994.

     (1)4D Rights Agreement dated as of December 21, 1988, between First Bank System, Inc. and Morgan Shareholder Services Trust Company (now known as First Chicago Trust Company of New York), as amended by Amendment No. 1 dated as of May 30, 1990, Amendment No. 2 dated as of February 17, 1993, and Amendment No. 3 dated November 9, 1995. Filed as Exhibit 4.6 to Registration Statement on Form S-4, File No. 333-0029.

     (1)10A Stock Purchase Agreements dated as of May 30, 1990, among Corporate Partners, L.P.; Corporate Offshore Partners, L.P.; The State Board of Administration of Florida and First Bank System, Inc. and related documents. Filed as Exhibits 4.8-4.15 to Registration Statement on Form S-3, File No. 33-42650.

  (1)(2)10B First Bank System, Inc. 1987 Stock Option Plan. Filed as Exhibit 10E to report on Form 10-K for fiscal year ended December 31, 1991.

  (1)(2)10C First Bank System, Inc. Nonqualified Supplemental Executive Retirement Plan. Filed as Exhibit 10C to report on Form 10-Q for quarter ended March 31, 1995.

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

  (1)(2)10H   First Bank System, Inc. 1995 Executive Incentive Plan. Filed as
              Exhibit 10B to report on Form 10-Q for quarter ended March
              31,1995.

  (1)(2)10I First Bank System, Inc. Restated Employee Stock Purchase Plan. Filed as Exhibit 10L to report on Form 10-K for fiscal year ended December 31, 1991.


80  First Bank System, Inc. and Subsidiaries

  (1)(2)10J Form of Change-in-Control Agreement between First Bank System, Inc. and certain officers of the Company. Filed as Exhibit 10M to report on Form 10-K for fiscal year ended December 31, 1991.

  (1)(2)10K First Bank System, Inc. 1991 Stock Incentive Plan, as amended. Filed as Exhibit 10A to report on Form 10-Q for quarter ended March 31, 1995.

  (1)(2)10L   First Bank System, Inc. 1994 Stock Incentive Plan. Filed as
              Exhibit 10M to report on Form 10-K for fiscal year ended December 31, 1993.

  (1)(2)10M Agreement between First Bank System, Inc. and John F. Grundhofer dated January 18, 1995. Filed as Exhibit 10O to report on Form 10-K for fiscal year ended December 31, 1994.

  (1)(2)10N   Deferred Income Agreement between First Bank System, Inc. and John
              F. Grundhofer dated November 1, 1993. Filed as Exhibit 10O to report on Form 10-K for fiscal year ended December 31, 1993.

  (1)(2)10O Description of First Bank System, Inc. Stock Option Loan Policy. Filed as Exhibit 10P to report on Form 10-K for fiscal year ended December 31, 1993.

  (1)(2)10P Employment Agreement dated as of April 30, 1993, by and between First Bank System, Inc. and Will F. Nicholson, Jr. Filed as
              Exhibit 10R to report on Form 10-K for fiscal year ended December 31, 1994.

  (1)(2)10Q Employment Agreement dated as of December 31, 1994 by and between First Bank System, Inc. and Will F. Nicholson, Jr. Filed as
              Exhibit 10S to report on Form 10-K for fiscal year ended December 31, 1994.

  (1)(2)10R Consulting Agreement dated as of January 23, 1995, by and between First Bank System, Inc. and Norman M. Jones. Filed as Exhibit 10T to report on Form 10-K for fiscal year ended December 31, 1994.

     (1)10S Agreement of Merger and Consolidation, dated July 21, 1994, by and between First Bank System, Inc. and Metropolitan Financial Corporation. Filed as Exhibit 2.1 to Form 8-K filed August 5, 1994.

     (1)10T Agreement of Merger and Consolidation dated August 6, 1995 by and between First Bank System, Inc. and FirsTier Financial, Inc. Filed as Exhibit 2.1 to Registration Statement on Form S-4, File No. 333-00299.

     (1)10U Settlement Agreement, dated as of January 23, 1996, between First Bank System, Inc., First Interstate Bancorp and Wells Fargo & Co. Filed as Exhibit 2.1 to Form 8-K filed January 26, 1996.

        11 Statement re: Computation of Primary and Fully Diluted Net Income per Common Share.

        12    Statement re: Computation of Ratio of Earnings to Fixed Charges.

        13    Annual Report to Shareholders for the year ended December 31,
              1995.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 21, 1996, on its behalf by the undersigned thereunto duly authorized.

First Bank System, Inc.
John F. Grundhofer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

JOHN F. GRUNDHOFER
Chairman, President, Chief Executive Officer, and Director
(principal executive officer)

RICHARD A. ZONA
Vice Chairman-Finance

SUSAN E. LESTER
Executive Vice President and Chief Financial Officer
(principal financial officer)

DAVID J. PARRIN
Senior Vice President and Controller
(principal accounting officer)

ARTHUR D. COLLINS, JR.
Director

PETER H. COORS
Director

ROGER L. HALE
Director

DELBERT W. JOHNSON
Director

NORMAN M. JONES
Director

JOHN H. KAREKEN
Director

RICHARD L. KNOWLTON
Director

JERRY W. LEVIN
Director

KENNETH A. MACKE
Director

MARILYN CARLSON NELSON
Director

EDWARD J. PHILLIPS
Director

JAMES J. RENIER
Director

S. WALTER RICHEY
Director

RICHARD L. ROBINSON
Director

RICHARD L. SCHALL
Director

LYLE E. SCHROEDER
Director


                                    First Bank System, Inc. and Subsidiaries  81

EXECUTIVE OFFICERS

JOHN F. GRUNDHOFER
Mr. Grundhofer, 57, has been Chairman of the Board, President and Chief Executive Officer of First Bank System since 1990.

PHILIP G. HEASLEY
Mr. Heasley, 46, has served as Vice Chairman since 1993. He is responsible for retail bank products, Payment Systems, and operations and technology. In February 1996, Mr. Heasley assumed additional responsibility for consumer and small business sales and services carried out through bank branches.

RICHARD A. ZONA
Mr. Zona, 51, was named Vice Chairman-Finance in February 1996, and assumed responsibility for private financial services and business banking. Mr. Zona previously served as Vice Chairman and Chief Financial Officer.

J. ROBERT HOFFMANN
Mr. Hoffmann, 50, has been Executive Vice President and Chief Credit Officer since 1990.

SUSAN E. LESTER
Ms. Lester, 39, was named Executive Vice President and Chief Financial Officer in February 1996. She had served as Executive Vice President, Finance, since December 1995. From May 1994 to November 1995, Ms. Lester was Executive Vice President and Chief Financial Officer of Shawmut National Corporation. Before that, she served as Executive Vice President and Controller at First Bank System.

LEE R. MITAU
Mr. Mitau, 47, was named Executive Vice President, General Counsel and Secretary in 1995. Previously, he was a Senior Partner at Dorsey & Whitney P.L.L.P.

JOHN M. MURPHY, JR.
Mr. Murphy, 54, has been Chairman and Chief Investment Officer, First Trust National Association, since 1990.

DANIEL C. ROHR
Mr. Rohr, 49, has served as Executive Vice President of the Commercial Banking Group since 1990.

ROBERT H. SAYRE
Mr. Sayre, 56, has served as Executive Vice President of Human Resources since 1990.

DAVID R. EDSTAM
Mr. Edstam, 48, was named Executive Vice President and Treasurer in 1995. He previously served as Senior Vice President and Treasurer.

ELIZABETH A. MALKERSON
Ms. Malkerson, 46, has been Senior Vice President of Corporate Relations since 1990.

DAVID J. PARRIN
Mr. Parrin, 40, has been Senior Vice President and Controller since 1994. Previously, he was a Partner at Ernst & Young LLP.

DIRECTORS

JOHN F. GRUNDHOFER
Chairman, President and Chief Executive Officer
First Bank System, Inc.
Minneapolis, Minnesota

ARTHUR D. COLLINS, JR.*
Chief Operating Officer
Medtronic, Inc.
Minneapolis, Minnesota

PETER H. COORS*
Vice Chairman and Chief Executive Officer
Coors Brewing Company
Golden, Colorado

ROGER L. HALE
President and Chief Executive Officer
TENNANT
Minneapolis, Minnesota

DELBERT W. JOHNSON
Chairman and Chief Executive Officer
Pioneer Metal Finishing, Inc.
Minneapolis, Minnesota

NORMAN M. JONES
Chairman of the Board
First Bank, fsb
Minneapolis, Minnesota

JOHN H. KAREKEN
Professor Emeritus of Banking and Finance
Curtis L. Carlson
   School of Management
   University of Minnesota
Minneapolis, Minnesota

RICHARD L. KNOWLTON
Chairman
The Hormel Foundation
Austin, Minnesota

JERRY W. LEVIN**
Chairman and Chief Executive Officer
Revlon, Inc.
New York, New York

KENNETH A. MACKE
Macke Partners
Golden Valley, Minnesota

MARILYN CARLSON NELSON
Vice Chair
Carlson Holdings, Inc.
Minneapolis, Minnesota

EDWARD J. PHILLIPS
Chairman and Chief Executive Officer
Phillips Beverage Company
Minneapolis, Minnesota

JAMES J. RENIER
Retired Chairman of the Board and Chief Executive Officer
Honeywell Inc.
Minneapolis, Minnesota

S. WALTER RICHEY
President and Chief Executive Officer
Meritex, Inc.
Minneapolis, Minnesota

RICHARD L. ROBINSON
Chairman and Chief Executive Officer
Robinson Dairy, Inc.
Denver, Colorado

RICHARD L. SCHALL
Retired Vice Chairman of the Board
Dayton Hudson Corporation
Minneapolis, Minnesota

LYLE E. SCHROEDER
President and Chief Executive Officer
Sioux Valley Hospital
Sioux Falls, South Dakota

 *Elected effective February 21, 1996

**Elected effective July 19, 1995


82  First Bank System, Inc. and Subsidiaries

FBS LOCATIONS*

MINNESOTA
Albert Lea
Alexandria (2)
Amboy
Anoka (2)
Apple Valley
Austin
Babbitt
Blaine
Blooming Prairie
Bloomington (4)
Brainerd
Brooklyn Center
Brooklyn Park
Burnsville
Chisago City
Cloquet
Columbia Heights
Cottage Grove
Duluth (7)
Eagan (2)
East Grand Forks
Eden Prairie (2)
Edina (3)
Elk River
Fairmont
Fergus Falls
Forest Lake
Grand Rapids
Hibbing
Hopkins
Lamberton
Little Canada
Mankato (2)
Maple Grove
Minneapolis (15)
Minnetonka (2)
Monticello
Moorhead
New Prague
Oakdale
Owatonna
Pine City
Pine River
Plymouth (2)
Princeton
Prior Lake
Ramsey
Robbinsdale
Rochester (4)
Sauk Rapids
Shoreview
St. Anthony
St. Cloud (2)
St. Louis Park
St. Paul (6)
Stillwater
Virginia
Wayzata
West St. Paul
White Bear Lake (2)
Willmar
Woodbury

COLORADO
Arvada (2)
Aspen
Aurora (4)
Boulder (2)
Broomfield
Canon City
Colorado Springs (6)
Denver (18)
Englewood (3)
Evergreen
Fort Collins (2)
Glenwood Springs
Golden
Grand Junction (2)
Greeley
Highlands Ranch
La Junta
Lakewood (4)
Littleton (4)
Longmont
Loveland
Northglenn
Parker
Pueblo (4)
Westminster (2)
Wheat Ridge

ILLINOIS
Chicago (6)
Des Plaines (3)
Downers Grove

IOWA
Altoona
Alvord
Ankeny
Carlisle
Clear Lake
Council Bluffs (4)
Des Moines (6)
Doon
Hampton
Iowa Falls
Knoxville
Mason City (2)
Nevada
Pella
Red Oak
Rock Valley
Wellman
West Des Moines (2)
Williamsburg

KANSAS
Andover
Augusta
Clay Center
El Dorado
Emporia (2)
Eureka
Gardner
Holton
Iola
Lawrence (2)
Manhattan
Overland Park
Prairie Village
Pratt
Topeka (2)
Wichita (4)

MONTANA
Billings (2)
Bozeman
Butte
Great Falls (3)
Havre
Helena
Miles City
Missoula (2)

NEBRASKA
Beatrice
Bellevue
Blair
Columbus
David City
Elkhorn
Fremont (2)
Gering
Grand Island (2)
Hastings
Kearney (2)
La Vista
Lincoln (10)
Millard
Norfolk (2)
North Platte
Omaha (21)
Scottsbluff (3)

NORTH DAKOTA
Beulah
Bismarck (4)
Devils Lake
Dickinson
Fargo (5)
Grafton
Grand Forks (4)
Jamestown
Langdon
Lisbon
Mandan
Minot (2)
Valley City
Wahpeton
West Fargo
Williston

SOUTH DAKOTA

Aberdeen
Colton
Hartford
Humboldt
Mitchell
Pierre
Rapid City (4)
Sioux Falls (7)

WISCONSIN
Brookfield
Brown Deer
Hudson
LaCrosse
Milwaukee (2)
Onalaska

WYOMING
Casper
Cheyenne (2)
Cody
Evanston
Gillette
Green River
Lander
Laramie
Riverton
Rock Springs
Sheridan
Torrington
Worland

CORPORATE TRUST OFFICES
Billings, MT
Cheyenne, WY
Chicago, IL
Denver, CO
Des Plaines, IL
Duluth, MN
Fargo, ND
Grand Junction, CO
Los Angeles, CA
Milwaukee, WI
Minneapolis, MN
New York, NY
Portland, OR
Pueblo, CO
Rochester, MN
San Francisco, CA
Seattle, WA
Sioux Falls, SD
St. Paul, MN

REPUBLIC ACCEPTANCE CORP. OFFICES
Des Plaines, IL
Lakewood, CO
Milwaukee, WI
Minneapolis, MN
St. Louis, MO

*First Bank System, Inc. primarily serves Minnesota, Colorado, Illinois, Iowa,
 Kansas, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, and Wyoming through 356 banking locations and 18 nonbank offices. This includes the offices of FirsTier Financial, Inc., which FBS acquired February 16, 1996.


                                    First Bank System, Inc. and Subsidiaries  83

CORPORATE DATA

EXECUTIVE OFFICES
First Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(612) 973-1111

ANNUAL MEETING
The annual meeting of shareholders will be held at the Minneapolis Convention Center, 1301 Second Avenue South, Minneapolis, Minnesota 55403, at 2 p.m. on Wednesday, April 17, 1996.

SECURITIES INFORMATION
First Bank System Common Stock is traded on the New York Stock Exchange under the ticker symbol FBS and also may be found under the listing FtBkSy. The transfer agent and registrar for First Bank System is First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

DIVIDEND REINVESTMENT
First Bank System shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares at market price of up to $5,000 per quarter. If you would like more information, contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor Relations
(612) 973-2261

General Information, Investor Relations
(612) 973-2263
First Bank System, Inc.
P.O. Box 522
Minneapolis, Minnesota 55480

FINANCIAL INFORMATION
FBS news and financial results are available by fax, mail, or on-line.

Fax. To access our fax on demand service, call 1-800-758-5804. When asked, enter FBS's extension number, 312402. Enter "1" for the most current news release or "2" for a menu of recent releases. Enter your fax and phone numbers as directed. The information will be faxed to you immediately.

Mail. If you don't have access to a fax machine or prefer not to use FSB's fax-on-demand service, we will be glad to automatically mail to you our quarterly earnings news release. To get on our mailing list, please contact Corporate Relations, First Bank System, First Bank Place, Minneapolis, Minnesota 55402,
(612) 973-2434.

Internet. To access information about FBS, including news releases, product information, and a list of service locations, visit our home page on the world wide web. Our address is www.fbs.com.

For additional annual reports, quarterly financial data on Form 10-Q, or information about the 1996 annual meeting of shareholders, please contact Corporate Relations, First Bank System, First Bank Place, Minneapolis, Minnesota 55402, (612) 973-2434.

COMMUNITY RESPONSIBILITY REPORT
For information about FBS's community reinvestment activities, call FBS Community Relations, (612) 973-2440.

First Bank System is an Equal Employment Opportunity/Affirmative Action employer.



84  First Bank System, Inc. and Subsidiaries

Design and Typography: The Nancekivell Group  /  Printing: Banta
Direct Marketing Group: The Press

[LOGO] First Bank System

P.O. Box 522
Minneapolis, Minnesota
55480

                               GRAPHICS APPENDIX

Inside Front Cover
------------------

Map of the United States. The 11 Midwest and Rocky Mountain states (Montana, Wyoming, Colorado, North Dakota, South Dakota, Nebraska, Kansas, Minnesota, Iowa, Wisconsin, and Illinois) in which FBS has retail banking offices are shaded.

Page 1:
-------

Graphs illustrate the following information:

Return on average common equity (percent)
1991:  14.7
1992:  12.6
1993:  15.8
1994:  17.6
1995:  21.3

Return on average assets (percent)
1991:  0.95
1992:  1.02
1993:  1.28
1994:  1.40
1995:  1.73

Earnings per share (dollars and fully diluted)
1991:  1.92
1992:  2.08
1993:  2.82
1994:  3.32
1995:  4.11

Efficiency ratio (percent)
1991:  68.3
1992:  65.2
1993:  60.4
1994:  58.1
1995:  53.3

Shareholders' equity to assets ratio (percent)
1991:  7.5
1992:  8.4
1993:  8.2
1994:  7.7
1995:  8.0

Allowance coverage of nonperforming loans ratio (percent)
1991:  120
1992:  149
1993:  208
1994:  283
1995:  401

Graphs before merger-related items and nonrecurring items.

Page 3
------

Photograph of John F. Grundhofer, chairman, president and chief executive officer

Graph illustrates the following information:  Six-year total return* (percent)

Index:  12/31/89 = 100
FBS = FBS Common Stock
S&P500 = Standard & Poor's Index of 500 Stocks
KBW 50 = Keefe Bruyette & Woods 50-bank index

1989:  FBS/100, S&P500/100, KBW 50/100
1990:  FBS/83, S&P500/97, KBW 50/72
1991:  FBS/159, S&P500/126, KBW 50/114
1992:  FBS/193, S&P500/136, KBW 50/145
1993:  FBS/217, S&P500/150, KBW 50/153
1994:  FBS/243, S&P500/152, KBW 50/145
1995:  FBS/375, S&P500/209, KBW 50/232

* Capital appreciation plus dividends

$100 invested in FBS stock in 1989 would have been worth $375 at year-end 1995, compared with $232 for the KBW index of 50 banks and $209 for the S&P 500.


Page 5
------

Table entitled "Recent Acquisitions" (assets in Millions)

BankAmerica Corporate Trust, closing date:  1Q96, location:  National, assets: N/A
FirsTier Financial, Inc.,  closing date:  1Q96, location:  Nebraska, assets: 3,700
Midwestern Services, Inc., closing date:  4Q95, location:  Nebraska, assets: 229
Southwest Holdings, Inc., closing date:  4Q95, location:  Nebraska, assets: 195
Metropolitan Financial Corporation, closing date:  1Q95, location:  Midwest, assets: 7,900
First Western Corporation, closing date: 1Q95, location: South Dakota, assets: 317

Page 7
------

Graphs illustrate the following information:

Pie chart shows that the Retail and Community Banking Group accounts for 57 percent of FBS net income.

Net Income (Millions)
1993:  202
1994:  252
1995:  322

Net Interest Income (Millions)
1993:  949
1994:  1,021
1995:  1,052

Noninterest Income (Millions)
1993:  228
1994:  237
1995:  221

Efficiency Ratio (percent)
1993:  69.4
1994:  64.9
1995:  56.8

Graphs before merger-related items and nonrecurring items.

Page 9
------

Graphs illustrate the following information:

Pie chart shows that the Payment Systems group accounts for 15 percent of FBS net income.

Net Income (Millions)
1993:  68
1994:  78
1995:  85

Net Interest Income (Millions)
1993:  148
1994:  172
1995:  156

Noninterest Income (Millions)
1993:  157
1994:  195
1995:  261

Efficiency Ratio (percent)
1993:  43.6

1994:  46.2
1995:  49.2

Graphs before merger-related items and nonrecurring items.

Page 11
-------

Graphs illustrate the following information:

Pie chart shows that the Commercial Banking group accounts for 19 percent of FBS net income.

Net Income (Millions)
1993:  105
1994:  106
1995:  111

Net Interest Income (Millions)
1993:  227
1994:  216
1995:  218

Noninterest Income (Millions)
1993:  60
1994:  58
1995:  60

Efficiency Ratio (percent)
1993:  33.7
1994:  32.8
1995:  31.9

Graphs before merger-related items and nonrecurring items.

Page 13
-------

Graphs illustrate the following information:

Pie chart shows that the Trust and Investment group accounts for 9 percent of FBS net income.

Net Income (Millions)
1993:  36
1994:  35
1995:  50

Net Interest Income (Millions)
1993:  32
1994:  25
1995:  29

Noninterest Income (Millions)
1993:  173
1994:  180
1995:  211

Efficiency Ratio (percent)
1993:  71.2
1994:  71.9
1995:  66.4

Graphs before merger-related items and nonrecurring items.