Form 10-Q
period 1996-03-31
FIRST BANK SYSTEM INC
filed 1996-05-14
CIK 36104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

              Class                                                  Outstanding as of April 30, 1996
Common Stock, $1.25 Par Value                                                137,827,945 shares



FINANCIAL SUMMARY

                                                  THREE MONTHS ENDED
                                                 MARCH 31     MARCH 31
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)     1996        1995
Income before nonrecurring items                 $   160.1    $   133.8
Nonrecurring items                                    16.7           --

Net income                                       $   176.8    $   133.8

PER COMMON SHARE
Primary income before nonrecurring items         $    1.16    $     .97
Nonrecurring items                                     .12           --

Primary net income                               $    1.28    $     .97

Fully diluted income before nonrecurring items   $    1.14    $     .96
Nonrecurring items                                     .12           --

Fully diluted net income                         $    1.26    $     .96

Earnings on a cash basis (fully diluted)*        $    1.59    $    1.06
Dividends paid                                       .4125        .3625
Common shareholders' equity                          22.92        19.58

RETURN ON AVERAGE ASSETS
Income before nonrecurring items                      1.84%      1.66 %
Nonrecurring items                                     .19           --

Return on average assets                              2.03%        1.66%

RETURN ON AVERAGE COMMON EQUITY
Income before nonrecurring items                      21.0%      21.1 %
Nonrecurring items                                     2.2           --

Return on average common equity                       23.2%      21.1 %

Net interest margin (taxable-equivalent basis)        4.86%        5.05%
Efficiency ratio before nonrecurring items            50.7         55.7
Efficiency ratio                                      56.7         55.7


                                                      MARCH 31    DECEMBER 31
                                                          1996           1995
PERIOD END
Loans                                                  $26,878        $26,400
Allowance for credit losses                                530            474
Assets                                                  36,572         33,874
Total shareholders' equity                               3,329          2,725
Tangible common equity to total
assets                                                     7.1%           6.5%
Tier 1 capital ratio                                       7.1            6.5
Total risk-based capital ratio                            11.9           11.0
Leverage ratio                                             6.7            6.1


* Calculated by adding amortization of goodwill and other intangible assets to net income.

Refer to "Earnings Summary" on page 2 for a description of nonrecurring items.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2)                      2
Financial Statements (Item 1)                                                                                      13

PART II -- OTHER INFORMATION
Submission of Matters to a Vote of Security Holders (Item 4)                                                       25
Exhibits and Reports on Form 8-K (Item 6)                                                                          25
Signature                                                                                                          26
Exhibit 3 -- Bylaws of First Bank System, Inc.                                                                      *
Exhibit 10A -- First Bank System, Inc. 1996 Stock Incentive Plan                                                    *
Exhibit 10B -- First Bank System, Inc. Restated Employee Stock Purchase Plan, as amended                            *
Exhibit 11 -- Computation of Primary and Fully Diluted Net Income Per Common Share                                 27
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges                                                    28
Exhibit 27 -- Article 9 Financial Data Schedule                                                                    *

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.


MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

First Bank System, Inc. (the "Company") reported first quarter 1996 net income of $176.8 million, an increase of $43 million, or 32 percent, from the first quarter of 1995. On a per share basis, net income was $1.28 in the first quarter of 1996, compared with $.97 in the first quarter of 1995, an increase of 32 percent. Return on average assets and return on average common equity were 2.03 percent and 23.2 percent, respectively, in the first quarter of 1996, compared with returns of 1.66 percent and 21.1 percent in the first quarter of 1995.

Several nonrecurring items affected operating results in the first quarter of 1996. The impact of these items on net income was $16.7 million ($48.6 million on a pretax basis) or $.12 per share. Nonrecurring pretax gains included $125 million received from First Interstate Bancorp ("First Interstate") as partial payment of a termination fee, net of $10 million in transaction costs; $45.8 million in gain on the sale of the Company's mortgage banking operations; and $14.6 million in net securities gains. Nonrecurring pretax charges included $31.3 million in merger and integration charges associated with the acquisitions of FirsTier Financial, Inc. ("FirsTier") and the corporate trust business of BankAmerica Corporation ("BankAmerica"); $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment of cardholder and core deposit intangibles; $10.1 million for a one-time employee bonus; and $17.3 million to acquire software and write off other miscellaneous assets.

Excluding these nonrecurring items, operating earnings for the first quarter of 1996 were $160.1 million, an increase of $26.3 million, or 20 percent, from the first quarter of 1995. On a per share basis, operating earnings were $1.16 in the first quarter of 1996, compared with $.97 in the first quarter of 1995, an increase of 20 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were 1.84 percent and 21.0 percent, respectively, in the first quarter of 1996, compared with returns of 1.66 percent and 21.1 percent in the first quarter of 1995. Excluding nonrecurring items, the efficiency ratio improved to 50.7 percent in the first quarter of 1996 from 55.7 percent in the first quarter of 1995.

TABLE 1. Summary of Consolidated Income

                                                             THREE MONTHS ENDED
(TAXABLE-EQUIVALENT BASIS;                                   MARCH 31    MARCH 31
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                      1996        1995
Interest income                                                $659.3      $629.1
Interest expense                                                280.0       262.3
 Net interest income                                            379.3       366.8
Provision for credit losses                                      31.0        26.0
 Net interest income after provision for credit
 losses                                                         348.3       340.8
Nonrecurring gains                                              175.4          --
Other noninterest income                                        208.1       179.6
Nonrecurring charges                                            126.8          --
Other noninterest expense                                       297.6       304.3
 Income before income taxes                                     307.4       216.1
Taxable-equivalent adjustment                                     4.7         3.5
Income taxes                                                    125.9        78.8
 Net income                                                    $176.8      $133.8
Return on average assets                                         2.03%       1.66%
Return on average common equity                                  23.2        21.1
Net interest margin                                              4.86        5.05
Efficiency ratio                                                 56.7        55.7
Efficiency ratio before nonrecurring items                       50.7        55.7
Per Common Share:
Net income                                                      $1.28        $.97
Dividends paid                                                  .4125       .3625


Stronger first quarter operating results reflected growth in net interest and noninterest income, lower operating expenses, and effective capital management. Net interest income on a taxable-equivalent basis was $379.3 million, an increase of $12.5 million, or 3 percent, from the first quarter of 1995. The increase reflects the impact of recent acquisitions and core loan growth. Excluding nonrecurring items, noninterest income for the quarter was $208.1 million, an increase of $28.5 million, or 16 percent, from the same quarter of 1995. The increase was primarily due to recent acquisitions and growth in credit card and trust fees. First quarter noninterest expense, excluding nonrecurring items, totaled $297.6 million, a decrease of $6.7 million, or 2 percent, from the first quarter of 1995. Compared with noninterest expense for the first quarter of 1995, adjusted to include the operations of acquired businesses on a pro forma basis, noninterest expense declined in the current quarter $45.7 million, or 13 percent.

Credit quality remained strong in the first quarter of 1996. Nonperforming assets totaled $157.1 million at March 31, 1996, up $3.4 million, or 2 percent, from December 31, 1995, as a result of the acquisition of FirsTier, and down $58.6 million, or 27 percent, from March 31, 1995. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 461 percent, compared with 401 percent at the end of 1995 and 318 percent at March 31, 1995.

ACQUISITION AND DIVESTITURE ACTIVITY

On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier for $717 million. FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. Under terms of the purchase agreement, the Company issued .8829 shares of its common stock for each common share of FirsTier, or a total of 16.5 million shares. As a purchase transaction, the results of operations of FirsTier are included in the Company's results from the date of acquisition.

On February 26, 1996, the Company announced that it had entered into agreements with three parties for the sale of the Company's servicing and mortgage loan production business. Effective February 29, 1996, Bank of America, fsb, a subsidiary of BankAmerica, purchased approximately $14 billion in mortgage servicing rights. Columbia National, Inc., of Maryland, and Knutson Mortgage Co., of Minnesota, agreed to purchase the Company's loan production business. The Company will now deliver mortgage loan products through bank branches and telemarketing. These transactions resulted in a net gain of $45.8 million.

On August 22, 1995, the Company announced that it had signed a definitive agreement to acquire the corporate trust business of BankAmerica. After the acquisition, the Company became the nation's leading provider of domestic corporate trust services as measured by revenues. Approximately 80 percent of the transaction was completed in December 1995, with the remainder completed in the first quarter of 1996.

On January 24, 1996, First Interstate announced that it had terminated the merger agreement with the Company and entered into a definitive agreement with Wells Fargo & Company. Under the terms of a settlement agreement, the Company received $125 million on January 24, 1996. The agreement called for an additional $75 million to be paid upon consummation of the merger of First Interstate and Wells Fargo & Company, which the Company received on April 1, 1996, and which will be included in the Company's second quarter results.

LINE OF BUSINESS FINANCIAL REVIEW

Financial performance is measured by major lines of business, which include:
Retail Banking, Payment Systems, Business Banking and Private Financial Services, Commercial Banking, and Trust and Investment Group. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During first quarter 1996 certain organization and methodology changes were made and 1995 results are presented on a consistent basis.

RETAIL BANKING -- Retail Banking, which delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATM"), contributed net income of $52.8 million, a 16 percent increase over the first quarter of 1995. First quarter return on assets increased to 1.58 percent from 1.30 percent in the same quarter a year ago. First quarter return on average common equity increased to
21.4 percent compared to 21.3 percent in the first quarter of the prior year.

Net interest income increased over the first quarter of 1995 due to nonmortgage consumer loan growth resulting from recent acquisitions and growth in core consumer loans. First quarter noninterest income was higher than in the same period of last year primarily as a result of recent acquisitions. Noninterest expense improved reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio improved to 59.1 percent in the first quarter of 1996 compared with 64.9 percent in the first quarter of 1995.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit card, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Net earnings were $25.6 million in the first quarter of 1996, a 38 percent increase from the first quarter of 1995. Return on assets was 2.44 percent, up from 2.05 percent in the first quarter of 1995, and return on equity was 27.3 percent up from 22.2 percent for the same quarter in the previous year.


TABLE 2. Line of Business Financial Performance

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                          BUSINESS BANKING
                                                                             AND PRIVATE                           TRUST AND
                                        RETAIL                                FINANCIAL            COMMERCIAL       INVESTMENT
                                        BANKING         PAYMENT SYSTEMS        SERVICES              BANKING           GROUP
(DOLLARS IN MILLIONS)                1996      1995      1996     1995      1996      1995      1996      1995     1996     1995
CONDENSED INCOME STATEMENT:
Net interest income
(taxable-equivalent basis)         $183.3    $177.1     $40.3    $40.9     $90.6     $81.7     $54.0     $58.1     $7.4     $6.7
Provision for credit losses           6.0        .7      19.2     20.3       3.2       2.6       2.6       2.4       --       --
Noninterest income                   39.8      34.3      68.7     59.3      28.1      23.7      17.5      18.0     49.4     33.3
Noninterest expense                 131.8     137.3      48.3     49.9      48.4      49.3      22.9      23.8     37.1     27.2
Income taxes and
taxable-equivalent
adjustment                           32.5      27.9      15.9     11.4      25.5      20.4      17.5      19.0      7.5      4.9
 Income before nonrecurring
 items                              $52.8     $45.5     $25.6    $18.6     $41.6     $33.1     $28.5     $30.9    $12.2     $7.9

AVERAGE BALANCE SHEET DATA:
Commercial loans                     $444      $311      $912     $643    $6,358    $5,273    $5,328    $4,792      $--      $--
Consumer loans                     10,011    10,632     2,501    2,294       555       468        --        --       --       --
Assets                             13,459    14,174     4,222    3,679     9,247     7,676     6,560     6,057    1,158      726
Deposits                           16,942    17,484        44       32     3,336     3,237     1,504     1,775      892      805
Common equity                         992       866       377      340       876       657       459       424      272      177
Return on average assets             1.58%     1.30%     2.44%    2.05%     1.81%     1.75%     1.75%     2.07%       *        *
Return on average common equity
  ("ROCE")                           21.4      21.3      27.3     22.2      19.1      20.4      25.0      29.6     18.0%    18.1%
ROCE on a cash basis **              23.0      22.6      29.2     24.1      19.7      20.9      25.1      29.7     22.0     21.2
Efficiency ratio                     59.1      64.9      44.3     49.8      40.8      46.8      32.0      31.3     65.3     68.0


* Not meaningful
** Calculated by adding amortization of goodwill and other intangible assets to net income.

Note: Preferred dividends and nonrecurring items are not allocated to the business lines. FBS's mortgage banking operations, which were sold in first quarter 1996, are not reflected in the table.


Fee-based noninterest income for Payment Systems increased 16 percent in the first quarter of 1996 compared with the same period in 1995. The increase was due to growth in the sales volume of the Corporate Card, the Purchasing Card, the First Bank WorldPerks(R) VISA(R) card, and the expansion of the ATM network. Net interest income decreased slightly due to a change in the loan mix. Average commercial loans, which are primarily noninterest-earning Corporate and Purchasing Card balances, comprised 27 percent of the portfolio during the first quarter of 1996 compared with 22 percent in first quarter of 1995. The decrease in the provision for credit losses reflects lower net charge-offs on credit card loans. Noninterest expense decreased due to ongoing expense control and the recognition of initial investment expenses in the first quarter of 1995 associated with the expansion of the ATM network.

BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Business Banking and
Private Financial Services includes middle-market banking services, private banking, and personal trust. Net income for the first quarter of 1996 increased 26 percent to $41.6 million compared with the first quarter of 1995. First quarter return on assets was 1.81 percent compared with 1.75 percent in 1995, and return on equity was 19.1 percent compared with 20.4 percent in 1995.

The increase in net interest income is due to recent acquisitions and growth in core middle-market business lending reflected in an increase in average commercial loans of 21 percent. Noninterest income in the first quarter of 1996 was higher than in the first quarter of 1995 as a result of recent acquisitions and a change in the fee structure for some services provided. Noninterest expense was lower in the first quarter of 1996 compared to the same period of 1995 despite the impact of additional expenses relating to recent acquisitions. The reduction in noninterest expense reflects the benefits of increased operational efficiencies, as well as the integration of recent business acquisitions. Although the acquisitions have improved net earnings, the return on equity reflects increased investment in these businesses. The efficiency ratio improved to 40.8 percent from 46.8 percent in the same period of 1995.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies. Return on assets was 1.75 percent in the first quarter of 1996 compared with 2.07 percent in the first quarter of 1995. Return on equity remained strong at 25.0 percent in the first quarter of 1996 compared with 29.6 percent in the same quarter a year ago.

Although average loans increased $536 million, or 11 percent, from the first quarter of 1995, net interest income decreased due to lower interest recoveries and a narrowing of the net interest margin on loans. Noninterest income and noninterest expense remained relatively flat in the first quarter of 1996 compared with the same period of 1995. The decline in deposits relates to less activity in the mortgage banking sector. The efficiency ratio remained low at
32.0 percent in the first quarter of 1996 compared with 31.3 percent in the first quarter of 1995.

TRUST AND INVESTMENT GROUP -- The Trust and Investment Group includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Earnings increased 54 percent to $12.2 million in the first quarter of 1996 compared with the similar period in the prior year. The return on average equity was 18.0 percent in the first quarter of 1996 compared with 18.1 percent in the first quarter of 1995.

The current quarter's net earnings increased over the first quarter of 1995 primarily due to the Company's acquisition strategy to grow its fee-based businesses. Although the acquisitions have improved net earnings, the return on equity reflects increased investment in these businesses. The efficiency ratio improved to 65.3 percent in the first quarter compared with 68.0 in the first quarter of 1995, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis was $379.3 million in the first quarter of 1996, an increase of $12.5 million, or 3 percent, from the first quarter of 1995. The improvement was primarily attributable to an increase in average loans of $1.7 billion, or 7 percent, from the first quarter of 1995, reflecting the addition of acquisitions and core loan growth. During the first quarter of 1996, $1.3 billion ($.8 billion in average balances) of residential mortgage loans were securitized and reclassified to available-for-sale securities to enhance liquidity and financial management flexibility. Excluding residential mortgage loan balances, average loans for the first quarter were higher by $2.9 billion, or 15 percent, than in the first quarter of 1995. This increase reflected growth in core commercial and consumer loans, including loans to small- and middle-market businesses, credit cards and home equity loans, as well as approximately $1 billion in average balances attributable to the FirsTier acquisition. Without FirsTier and residential mortgage loans, average loans for the first quarter of 1996 increased 9 percent from the first quarter of 1995, including growth of 12 percent in commercial loans and 13 percent in home equity loans. Average securities for the first quarter were down $105 million from 1995, despite the transfer of securitized mortgage loan balances in 1996, as lower yielding assets continued to decline as a result of sales and maturities over the past year.

Partially offsetting the impact of higher average loan balances in the first quarter of 1996, compared with the first quarter of 1995, were the effects of a lower average yield on loans and a change in the mix of interest-bearing liabilities in the current quarter. The average yield on loans was 8.81 percent, or 25 basis points lower than in the same period for 1995, as a result of declining market interest rates over the past three quarters. The average cost of interest-bearing liabilities in the first quarter of 1996, however, was essentially unchanged from that of the first quarter of last year. The effect of a decrease in the average cost of borrowings, reflecting lower market interest rates, was offset by the impact of a shift in the composition of interest-bearing liabilities over the past year from lower rate deposits to higher rate borrowings. Average interest-bearing deposits decreased $1.2 billion, or 6 percent, during this period, while average borrowings increased $2.3 billion, or 42 percent, including funds borrowed for the repurchase of common stock. The decline in average deposit balances reflects the divestiture in 1995 of $848 million in deposits, as well as the national trend over the past year of consumers moving funds into alternative investment vehicles. The net interest margin in the first quarter of 1996 was 4.86 percent, down from 5.05 percent in the first quarter of 1995, but up from 4.83 percent in the fourth quarter of 1995.


TABLE 3. Analysis of Net Interest Income

                                                                                     THREE MONTHS ENDED
                                                                                     MARCH 31    MARCH 31
(DOLLARS IN MILLIONS)                                                                    1996        1995
Net interest income (taxable-equivalent basis)                                         $379.3      $366.8
Average balances of earning assets supported by:
 Interest-bearing liabilities                                                         $24,661     $23,534
 Noninterest-bearing liabilities                                                        6,710       5,932
Total earning assets                                                                  $31,371     $29,466
Average yields and weighted average rates (taxable-equivalent basis):
 Earning assets yield                                                                    8.45%       8.66%
 Rate paid on interest-bearing liabilities                                               4.57        4.52
Gross interest margin                                                                    3.88%       4.14%
Net interest margin                                                                      4.86%       5.05%
Net interest margin without taxable-equivalent increments                                4.80%       5.00%



TABLE 4. Noninterest Income

                                                           THREE MONTHS ENDED
                                                           MARCH 31    MARCH 31
(DOLLARS IN MILLIONS)                                          1996        1995
Credit card fees                                              $62.8       $51.6
Trust fees                                                     56.2        41.7
Service charges on deposit accounts                            33.9        32.1
Investment products fees and commissions                        8.5         5.5
Trading account profits and commissions                         2.7         3.2
Securities gains                                               14.6          --
Termination fee, net                                          115.0          --
Gain on sale of mortgage banking
operations                                                     45.8          --
Other                                                          44.0        45.5
 Total noninterest income                                    $383.5      $179.6



PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $31.0 million in the first quarter of 1996, up $5.0 million, or 19 percent, from the first quarter of 1995. Net charge-offs totaled $33.5 million, up $1.4 million, from the same quarter a year ago, reflecting higher loan volume. Commercial loan net recoveries for the quarter were $3.5 million, compared with $.7 million in the first quarter of 1995. Consumer loan net charge-offs increased $4.2 million, or 13 percent, from the first quarter of 1995, to $37.0 million reflecting higher loan balances.

The allowance for credit losses was $530.1 million at March 31, 1996, up from $473.5 million at December 31, 1995, and $470.4 million at March 31, 1995, because of the addition of FirsTier reserves. Reserve coverage remains strong as the allowance for credit losses to nonperforming loans ratio increased to 461 percent at quarter-end, compared with 401 percent at the end of 1995 and 318 percent at the end of the first quarter of 1995.

NONINTEREST INCOME -- Noninterest income in the first quarter of 1996 was $383.5 million compared with $179.6 million in the first quarter of 1995, an increase of $203.9 million. Nonrecurring gains included in noninterest income in the first quarter of 1996 totaled $175.4 million, including the $125 million termination fee received from First Interstate, net of $10 million in transaction costs, the $45.8 million in gain on the sale of the Company's mortgage banking operations, and $14.6 million in net securities gains.

Excluding nonrecurring items, noninterest income was $208.1 million, an increase of $28.5 million, or 16 percent, from the first quarter of 1995. The improvement resulted primarily from the addition of FirsTier and other acquisitions and growth in credit card and trust fees. Credit card fees increased $11.2 million, or 22 percent, from the first quarter of 1995, reflecting higher sales volumes for Purchasing Card, Corporate Card, and the First Bank WorldPerks VISA card and merchant processing. Trust fees increased $14.5 million, or 35 percent, from the first quarter of 1995, primarily related to the acquisition of the corporate trust business of BankAmerica. Investment product fees in the first quarter were higher by $3.0 million, or 55 percent, than in the same period of last year, reflecting an increase in sales of mutual funds and annuities.


NONINTEREST EXPENSE -- First quarter noninterest expense was $424.4 million, an increase of $120.1 million, from $304.3 in the first quarter of 1995. Nonrecurring charges recorded in the first quarter of 1996 totaled $126.8 million. Merger, integration and resizing charges of $69.9 million consisted of $31.3 million associated with the acquisitions of FirsTier and the BankAmerica corporate trust business, including costs incurred for systems conversion, lease terminations and consolidation of facilities, and $38.6 million in branch distribution resizing expenses. Resizing charges are associated with the Company's streamlining of the branch distribution network and trust operations. The Company is expanding alternative distribution channels, including telemarketing, automated teller machines and in-store branches. The resizing charges include a valuation adjustment of $25.6 million associated with the planned sale of bank-owned properties as the Company consolidates branch locations reducing the space requirements of branch facilities. The Company is presently marketing these bank-owned facilities and expects to dispose of them over the next 12 months. Also included in resizing charges is severance of $10 million. The Company also recorded a $29.5 million valuation adjustment, which is included in goodwill and other intangible assets expense, to reduce the carrying value of credit card and core deposit intangibles to their estimated fair value. The credit card intangible was written down following the Company's evaluation of alternatives to enhance the profitability of a segment of its credit card portfolio. The core deposit intangible adjustment is due to an assessment of the mix of deposits and the impact of market interest rates on the profitability of those deposits at certain acquired entities. Salaries and benefits expense for the quarter included $10.1 million for a one-time, $750 per-employee bonus to thank employees for staying focused on customers and shareholder value during the bid for First Interstate. Other noninterest expense included $17.3 million to acquire credit card and revolving credit software and to write off other miscellaneous assets.

TABLE 5. Noninterest Expense

                                                            THREE MONTHS ENDED
                                                            MARCH 31    MARCH 31
(DOLLARS IN MILLIONS, EXCEPT PER EMPLOYEE DATA)                 1996        1995
Salaries                                                      $123.4      $112.1
Employee benefits                                               28.9        28.5
  Total personnel expense                                      152.3       140.6
Goodwill and other intangible assets                            47.4        14.1
Net occupancy                                                   25.8        25.7
Furniture and equipment                                         23.8        23.5
Other personnel costs                                            9.7         7.6
Professional services                                            8.3         6.6
Advertising                                                      6.8         6.3
Postage                                                          6.2         5.9
Printing, stationery and supplies                                6.0         4.8
Telephone                                                        5.8         5.8
Third party data processing                                      5.4         4.3
FDIC insurance                                                   3.5        13.6
Merger, integration, and resizing                               69.9          --
Other                                                           53.5        45.5
 Total noninterest expense                                    $424.4      $304.3
Efficiency ratio*                                               56.7%       55.7%
Efficiency ratio before nonrecurring items                      50.7        55.7
Quarterly average number of employees (full-time
equivalents)                                                  13,246      13,874
Annualized personnel expense per employee                    $45,991     $40,536

*Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.

Excluding nonrecurring charges, noninterest expense totaled $297.6 million, a decrease of $6.7 million, or 2 percent, from the first quarter of 1995. The reduction in operating expenses was achieved as a result of lower FDIC premium expense in 1996, effective acquisition integration, and ongoing expense control. Compared with noninterest expense for the first quarter of 1995, adjusted to include the operations of acquired businesses on a pro forma basis, noninterest expense declined in the current quarter by $45.7 million, or 13 percent. Excluding nonrecurring items, the Company's efficiency ratio improved to 50.7 percent for the quarter from 55.7 percent for the same quarter a year ago.

Total salaries and benefits expense for the first quarter of 1996, excluding nonrecurring charges, remained relatively flat at $142.2 million, compared with $140.6 million for the first quarter of 1995. Average full-time equivalent employees decreased 5 percent to 13,246 in the first quarter of 1996, from 13,874 in the first quarter of 1995. FDIC insurance expense was lower by $10.1 million, or 74 percent, in the first quarter than in the same period of last year because the FDIC has suspended the assessment of premiums on deposits covered by the Bank Insurance Fund, which is now fully funded. The Company continues to pay insurance premiums on approximately $6.1 billion of deposits covered by the Savings Association Insurance Fund ("SAIF").

Compared with the same period in 1995, amortization of goodwill and intangibles for the first quarter, excluding nonrecurring charges, increased $3.8 million, or 27 percent, as a result of recent acquisitions. The $2.1 million, or 28 percent, increase in other personnel expense and the $1.7 million, or 26 percent, increase in professional services fees related primarily to several technology projects currently in process. Third party data processing was $1.1 million, or 26 percent, higher in the first quarter of 1996 than in the first quarter of last year as a result of increased transaction volume in the payment systems business.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $125.9 million in the first quarter of 1996, compared with $78.8 million in the first quarter of 1995. The increase was primarily the result of a higher level of taxable income, including $31.9 million of taxes related to the nonrecurring items discussed above.

CONTINGENCIES

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

BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio increased $478 million, or 2 percent, to $26.9 billion at March 31, 1996, from $26.4 billion at December 31, 1995. Growth in most commercial and consumer loan categories was partially offset by a decrease in residential mortgage-related balances. This decrease reflects the securitization of $1.3 billion of residential mortgage loans resulting in a reclassification to available-for-sale securities, during the first quarter of 1996. The securitization will enhance liquidity and financial management flexibility.

SECURITIES -- At March 31, 1996, securities totaled $4.4 billion compared with $3.3 billion at December 31, 1995, reflecting the securitization discussed above.

DEPOSITS -- Noninterest-bearing deposits were $6.6 billion at March 31, 1996, up slightly from $6.4 billion at December 31, 1995. Interest-bearing deposits were $17.8 billion at March 31, 1996, up $1.6 billion from December 31, 1995. The increase in deposit balances reflects the acquisition of FirsTier during the first quarter of 1996.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $4.2 billion at March 31, 1996, down slightly from $4.4 billion at the end of 1995. The decrease was primarily due to a $100 million reduction in notes outstanding under the $5 billion bank/thrift note programs. The remaining outstanding notes have a weighted average interest rate of 5.39 percent and range in original maturities from 6 to 9 months.

Long-term debt was $3.5 billion at March 31, 1996, up from $3.2 billion at December 31, 1995. In March 1996, the Company placed $125 million in 6.875 percent subordinated debt in the form of 10-year noncallable notes. The Company also issued $300 million in medium-term bank notes during the first quarter of 1996. The effect of these issuances was partially offset by the early retirement and maturities of approximately $145 million of Federal Home Loan Bank Advances.

CORPORATE RISK MANAGEMENT

CREDIT MANAGEMENT -- The Company's strategy for credit risk management includes stringent, centralized credit policies, and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle-market companies within their regions.

In evaluating its credit risk, the Company considers its loan portfolio composition, its level of allowance coverage, and macroeconomic concerns. Most economic indicators in the Company's primary operating region, which includes Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, Iowa, Kansas, Nebraska, Wyoming, and Illinois, compare favorably with national trends. Approximately 80 percent of the loan portfolio consists of extensions of credit to customers in this operating region.

TABLE 6.
Summary of Allowance for Credit Losses

                                                         THREE MONTHS ENDED
                                                        MARCH 31    MARCH 31
(DOLLARS IN MILLIONS)                                      1996        1995
Balance at beginning of period                           $473.5      $474.7
CHARGE-OFFS:
 Commercial:
  Commercial                                                5.7         4.6
  Financial institutions                                     --          --
  Real estate:
   Commercial mortgage                                      5.5         7.3
   Construction                                              --          --
    Total commercial                                       11.2        11.9
 Consumer:
  Residential mortgage                                      1.0         1.3
  Credit card                                              21.2        23.0
  Other                                                    23.1        15.5
    Total consumer                                         45.3        39.8
    Total                                                  56.5        51.7
RECOVERIES:
 Commercial:
  Commercial                                                8.3        10.2
  Financial institutions                                     --          .1
  Real estate:
   Commercial mortgage                                      6.4         2.3
   Construction                                              --          --
    Total commercial                                       14.7        12.6
 Consumer:
  Residential mortgage                                       .2          .3
  Credit card                                               2.5         2.7
  Other                                                     5.6         4.0
    Total consumer                                          8.3         7.0
    Total                                                  23.0        19.6
NET CHARGE-OFFS:
 Commercial:
  Commercial                                               (2.6)       (5.6)
  Financial institutions                                     --         (.1)
  Real estate:
   Commercial mortgage                                      (.9)        5.0
   Construction                                              --          --
    Total commercial                                       (3.5)        (.7)
 Consumer:
  Residential mortgage                                       .8         1.0
  Credit card                                              18.7        20.3
  Other                                                    17.5        11.5
    Total consumer                                         37.0        32.8
    Total                                                  33.5        32.1
Provision charged to operating expense                     31.0        26.0
Additions related to acquisitions                          59.1         1.8
Balance at end of period                                 $530.1      $470.4
Allowance as a percentage of period-end loans              1.97%       1.87%
Allowance as a percentage of nonperforming loans            461         318
Allowance as a percentage of nonperforming assets           337         218


ANALYSIS OF NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $33.5 million in the first quarter of 1996, up from $32.1 million in the first quarter of 1995. Commercial loan net recoveries for the quarter were $3.5 million, compared with $.7 million in the first quarter of 1995, reflecting continued improvement in the credit quality of this portfolio. Consumer loan net charge-offs increased $4.2 million, or 13 percent, from the first quarter of 1995, reflecting higher loan balances.

TABLE 7. Nonperforming Assets*

                                                         MARCH 31    DECEMBER 31
(DOLLARS IN MILLIONS)                                        1996           1995
COMMERCIAL:
 Commercial                                                 $20.7          $25.1
 Real estate:
  Commercial mortgage                                        46.5           42.3
  Construction                                                1.3            1.5
  Total commercial                                           68.5           68.9
CONSUMER:
 Residential mortgage                                        33.4           37.3
 Credit card                                                  5.9            5.7
 Other                                                        7.1            6.3
  Total consumer                                             46.4           49.3
  Total nonperforming loans                                 114.9          118.2
OTHER REAL ESTATE                                            36.5           33.2
OTHER NONPERFORMING ASSETS                                    5.7            2.3
  Total nonperforming assets                               $157.1         $153.7
Accruing loans 90 days or more past due                     $42.8          $38.8
Nonperforming loans to total loans                            .43%           .45%
Nonperforming assets to total loans plus other real estate    .58            .58


* Throughout this document, nonperforming assets and related ratios do not include loans more than 90 days past due and still accruing interest.

ANALYSIS OF NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At March 31, 1996, nonperforming assets totaled $157.1 million, up $3.4 million, or 2 percent, from the balance at December 31, 1995. The increase is due to the addition of approximately $14 million of nonperforming assets from the FirsTier acquisition. The ratio of nonperforming assets to loans and other real estate was .58 percent at March 31, 1996, or unchanged from the level at December 31, 1995.

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

Net Interest Income Simulation: The Company has developed a net interest income simulation model to measure near-term (under one year) risk due to changes in interest rates. The model is particularly useful because it incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. The balance sheet changes are based on forecasted prepayments of loans, loan and deposit growth, and historical pricing spreads. The model is updated monthly with the current balance sheet structure and the current forecast of expected balance sheet changes. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the current yield curve of 1 percent, 2 percent and 3 percent. ALCO also calculates the sensitivity of the simulation results to changes in the key assumptions, such as the Prime/LIBOR spread. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO has established guidelines, approved by the Company's Board of Directors, that limit the estimated change in net interest income, assuming modest changes in Prime/LIBOR spreads and deposit pricing lags, over the succeeding 12 months to approximately 3 percent of forecasted net interest income, given a 1 percent change in interest rates.

Static Gap Analysis: A traditional gap analysis provides a point-in-time measurement of the relationship between the repricing amounts of the interest rate sensitive assets and liabilities. While the gap analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the gap analysis primarily for managing interest rate risk beyond one year and has established guidelines, approved by the Company's Board of Directors, for the gap position in the one- to three-year time periods. The Company's natural asset sensitive gap position has been modified through the use of off-balance sheet hedging instruments to maintain a low risk position with the cumulative one year position reflecting a negative gap of $406 million.

Market Value/Duration Analysis: One of the limiting factors of the net interest income simulation model is its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond two years. The Company measures this longer-term component of interest rate risk (referred to as market value or duration risk) by modeling the effect of interest rate changes on the estimated discounted future cash flows of the Company's assets, liabilities and off-balance sheet instruments.


TABLE 8. Interest Rate Swap Hedging Portfolio Notional Balances and Yields by Maturity Date

 At March 31, 1996 (Dollars in Millions)
                                                       Weighted         Weighted
                                                        Average          Average
Receive Fixed Swaps*                  Notional    Interest Rate    Interest Rate
Maturity Date                           Amount         Received             Paid
1996 (remaining nine months)              $333             7.97 %           5.39 %
1997                                       275             6.42             5.33
1998                                       606             5.99             5.40
1999                                       575             6.88             5.35
2000                                       150             6.57             5.30
After 2000**                             1,025             6.90             5.41
Total                                   $2,964             6.77 %           5.38 %


*At March 31, 1996, the Company did not have any swaps in its portfolio that required it to pay fixed-rate interest.
**At March 31, 1996, all swaps with a maturity after 2000 hedge fixed rate subordinated notes.

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

As of March 31, 1996, the Company received payments on $3.0 billion notional amount of interest rate swap agreements, based on fixed interest rates, and made payments based on variable interest rates. These swaps had an average fixed rate of 6.77 percent and an average variable rate, which is tied to various LIBOR rates, of 5.38 percent. The maturity of these agreements ranges from one month to 11 years with an average remaining maturity of 4.38 years. Swaps increased net interest income for the quarters ended March 31, 1996 and 1995 by $7.9 million and $4.5 million, respectively.

The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased as of March 31, 1996, was $200 million. The impact of caps on net interest income was not material for the quarters ended March 31, 1996 and 1995. To hedge against falling interest rates, the Company uses interest rate floors. The total notional amount of floor agreements purchased as of March 31, 1996 was $1.25 billion. LIBOR- based floors totaled $950 million and Constant Maturity Treasury floors totaled $300 million. The impact of floors on net interest income was not material for the quarters ended March 31, 1996 and 1995.

TABLE 9. Capital Ratios

                                                      MARCH 31    DECEMBER 31
(DOLLARS IN MILLIONS)                                     1996           1995
Tangible common equity*                                 $2,532         $2,184
 As a percent of assets                                    7.1%           6.5%
Tier 1 capital**                                        $2,286         $1,989
 As a percent of risk-adjusted assets                      7.1%           6.5%
Total risk-based capital**                              $3,832         $3,367
 As a percent of risk-adjusted assets                     11.9%          11.0%
Leverage ratio**                                           6.7            6.1

*Defined as common equity less goodwill.
**In accordance with regulatory guidelines, unrealized securities gains and losses are excluded from these calculations.

CAPITAL MANAGEMENT -- The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At March 31, 1996, total tangible common equity was $2.5 billion, or
7.1 percent of assets, compared with 6.5 percent at December 31, 1995. The total risk-based capital ratio increased to 11.9 percent at March 31, 1996, from 11.0 percent at December 31, 1995. The increase in the capital ratios reflects earnings retention as well as the issuance of common stock to complete the FirsTier acquisition, partially offset by the related common stock repurchases.

On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million common shares through December 1997. This new authorization replaces previous authorizations, which provided for the repurchase of up to 24.3 million shares through the end of 1996. Approximately 3.7 million shares were repurchased under this program in the first quarter of 1996, of which 3.4 million related to the FirsTier acquisition.

ACCOUNTING CHANGES

SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" -- The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121 on January 1, 1996, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. The Company recorded a $25.6 million adjustment to the carrying value of certain bank premises following a decision to sell several buildings in connection with the streamlining of the branch distribution network. See Note H for further discussion.

SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" -- SFAS 123 provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based accounting method for stock options and similar equity instruments. Companies that continue to account for such arrangements under APB Opinion No. 25 must disclose the pro forma effect of its fair value based accounting for those arrangements on net income and earnings per share. These disclosure requirements become effective in 1996's year-end financial statements. The Company continues to account for such arrangements in accordance with APB Opinion No. 25.

CONSOLIDATED BALANCE SHEET

                                                                                           MARCH 31   DECEMBER 31
(IN MILLIONS, EXCEPT SHARES)                                                                   1996          1995
                                                                                        (UNAUDITED)
ASSETS
Cash and due from banks                                                                      $2,053        $1,837
Federal funds sold                                                                               24            35
Securities purchased under agreements to resell                                                 556           230
Trading account securities                                                                      142            86
Available-for-sale securities                                                                 4,430         3,256
Loans                                                                                        26,878        26,400
 Less allowance for credit losses                                                               530           474
 Net loans                                                                                   26,348        25,926
Bank premises and equipment                                                                     419           413
Interest receivable                                                                             220           197
Customers' liability on acceptances                                                             180           223
Other assets                                                                                  2,200         1,671
  Total assets                                                                              $36,572       $33,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                                         $6,553        $6,357
 Interest-bearing                                                                            17,793        16,157
  Total deposits                                                                             24,346        22,514
Federal funds purchased                                                                       1,609         2,000
Securities sold under agreements to repurchase                                                  584           269
Other short-term funds borrowed                                                               2,029         2,116
Long-term debt                                                                                3,504         3,201
Acceptances outstanding                                                                         180           223
Other liabilities                                                                               991           826
  Total liabilities                                                                          33,243        31,149
Shareholders' equity:
 Preferred stock                                                                                 96           103
 Common stock, par value $1.25 a share-authorized 200,000,000 shares; issued:
  3/31/96 - 144,360,504 shares; 12/31/95 - 135,632,324 shares                                   180           170
 Capital surplus                                                                              1,275           909
 Retained earnings                                                                            1,969         1,918
 Unrealized gain (loss) on securities, net of tax                                                (1)           23
 Less cost of common stock in treasury: 3/31/96 - 3,277,809 shares; 12/31/95 -
 8,297,756 shares                                                                              (190)         (398)
  Total shareholders' equity                                                                  3,329         2,725
  Total liabilities and shareholders' equity                                                $36,572       $33,874

CONSOLIDATED STATEMENT OF INCOME

                                                           THREE MONTHS ENDED
(IN MILLIONS, EXCEPT PER SHARE DATA)                     MARCH 31       MARCH 31
(UNAUDITED)                                                  1996           1995
INTEREST INCOME
Loans                                                      $574.7         $547.2
Securities:
 Taxable                                                     63.8           66.5
 Exempt from federal income taxes                             4.9            2.8
Other interest income                                        11.2            9.1
  Total interest income                                     654.6          625.6
INTEREST EXPENSE
Deposits                                                    167.0          178.4
Federal funds purchased and repurchase
agreements                                                   31.4           30.9
Other short-term funds borrowed                              32.1            6.5
Long-term debt                                               49.5           46.5
  Total interest expense                                    280.0          262.3
Net interest income                                         374.6          363.3
Provision for credit losses                                  31.0           26.0
Net interest income after provision for credit
losses                                                      343.6          337.3
NONINTEREST INCOME
Credit card fees                                             62.8           51.6
Trust fees                                                   56.2           41.7
Service charges on deposit accounts                          33.9           32.1
Investment products fees and commissions                      8.5            5.5
Securities gains                                             14.6             --
Termination fee                                             115.0             --
Gain on sale of mortgage banking operations                  45.8             --
Other                                                        46.7           48.7
  Total noninterest income                                  383.5          179.6
NONINTEREST EXPENSE
Salaries                                                    123.4          112.1
Employee benefits                                            28.9           28.5
Goodwill and other intangible assets                         47.4           14.1
Net occupancy                                                25.8           25.7
Furniture and equipment                                      23.8           23.5
Other personnel costs                                         9.7            7.6
Professional services                                         8.3            6.6
Advertising                                                   6.8            6.3
Third party data processing                                   5.4            4.3
FDIC insurance                                                3.5           13.6
Merger, integration, and resizing                            69.9             --
Other                                                        71.5           62.0
  Total noninterest expense                                 424.4          304.3
Income before income taxes                                  302.7          212.6
Applicable income taxes                                     125.9           78.8
Net income                                                 $176.8         $133.8
Net income applicable to common equity                     $175.1         $131.9
EARNINGS PER COMMON SHARE
Average common and common equivalent shares           137,020,911    135,545,733
Net income                                                  $1.28           $.97

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                 UNREALIZED
                                      COMMON                                                 GAINS/(LOSSES)
(IN MILLIONS, EXCEPT SHARES)          SHARES    PREFERRED     COMMON    CAPITAL    RETAINED  ON SECURITIES,    TREASURY
(UNAUDITED)                     OUTSTANDING*        STOCK      STOCK    SURPLUS    EARNINGS    NET OF TAXES     STOCK**      TOTAL
BALANCE DECEMBER 31, 1994        133,832,409       $118.1     $168.3     $865.8    $1,592.8         $(106.4)     $(26.7)   $2,611.9
Net Income                                                                            133.8                                   133.8
Dividends declared:
 Preferred                                                                             (1.9)                                   (1.9)
 Common                                                                               (48.6)                                  (48.6)
Purchase of treasury
stock                             (1,040,475)                                                                     (39.7)      (39.7)
Issuance of common stock:
 Acquisitions                      1,619,998                      .3        4.3                                    52.4        57.0
 Dividend reinvestment                57,142                                 .1                                     2.1         2.2
 Stock option and stock
  purchase plans                     926,355                      .7       (2.0)       (3.7)                       10.9         5.9
 Stock warrants exercised             25,926                                            (.7)                         .9          .2
Redemption/conversion of
 preferred stock                                    (12.2)                             (1.0)                                  (13.2)
Change in unrealized
gains/(losses)                                                                                         49.8                    49.8
BALANCE MARCH 31, 1995           135,421,355       $105.9     $169.3     $868.2    $1,670.7          $(56.6)      $(.1)    $2,757.4
BALANCE DECEMBER 31, 1995        127,334,568       $103.2     $169.5     $909.3    $1,918.2           $22.5     $(397.8)   $2,724.9
Net Income                                                                            176.8                                   176.8
Dividends declared:
 Preferred                                                                             (1.7)                                   (1.7)
 Common                                                                               (59.5)                                  (59.5)
Purchase of treasury
stock                             (3,713,727)                                                                    (217.0)     (217.0)
Issuance of common stock:
 Acquisitions                     16,460,215                    10.7      361.7       (44.4)                      384.2       712.2
 Dividend reinvestment                53,514                                                                        3.1         3.1
 Stock option and stock
  purchase plans                     694,819                      .2        4.4       (13.1)                       23.2        14.7
Conversion of preferred
stock                                253,306         (7.3)                             (7.4)                       14.7          --
Change in unrealized
gains/(losses)                                                                                        (24.0)                  (24.0)
BALANCE MARCH 31, 1996           141,082,695        $95.9     $180.4   $1,275.4    $1,968.9           $(1.5)    $(189.6)   $3,329.5

*Defined as total common shares less common stock held in treasury.

**Ending treasury shares were 3,277,809 at March 31, 1996; 8,297,756 at
  December 31, 1995; 2,976 at March 31, 1995; and 767,000 at December 31, 1994.

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            THREE MONTHS ENDED
                                                          MARCH 31     MARCH 31
(UNAUDITED, IN MILLIONS)                                      1996         1995
OPERATING ACTIVITIES
 Net cash provided by operating activities                  $189.6       $197.9
INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks                           --         28.9
 Loans outstanding                                           483.4       (446.6)
 Securities purchased under agreements to resell            (285.3)       109.6
Available-for-sale securities:
 Sales                                                       921.4      1,739.7
 Maturities                                                  432.7        172.0
 Purchases                                                  (371.1)      (138.5)
Proceeds from sales of other real estate                       6.1         10.5
Net purchases of bank premises and equipment                 (16.7)       (14.5)
Cash and cash equivalents of acquired subsidiaries           116.5         16.3
Acquisitions, net of cash received                           (31.2)          --
Other -- net                                                  10.9          1.0
  Net cash provided by investing activities                1,266.7      1,478.4
FINANCING ACTIVITIES
Net cash used by:
 Deposits                                                   (936.2)    (1,042.5)
 Federal funds purchased and securities sold under
agreements to repurchase                                    (260.9)      (288.7)
 Short-term borrowings                                       (86.8)      (393.9)
Long-term debt transactions:
 Proceeds                                                    499.0           --
 Principal payments                                         (205.7)       (73.8)
Redemption of preferred stock                                   --        (13.2)
Proceeds from issuance of common stock                        17.8          8.3
Purchase of treasury stock                                  (217.0)       (39.7)
Cash dividends                                               (61.2)       (50.5)
  Net cash used by financing activities                   (1,251.0)    (1,894.0)
  Change in cash and cash equivalents                        205.3       (217.7)
Cash and cash equivalents at beginning of period           1,871.6      1,841.9
  Cash and cash equivalents at end of period              $2,076.9     $1,624.2



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE B. Accounting Changes

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF -- Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. The Company recorded a $25.6 million adjustment to the carrying value of certain bank premises following a decision to sell several buildings in connection with the streamlining of the branch distribution network. See Note H for further discussion.

The Company also performed an evaluation of those intangible assets not covered by SFAS 121. In this regard, the Company recorded a charge of $29.5 million of credit card holder and core deposit intangibles to reduce the carrying value of these assets to their fair value. The Company performed an analysis of the fair value of these assets following its reassessment of business alternatives for a segment of its credit card portfolio and a change in the mix of deposits at certain acquired entities, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION -- SFAS 123, "Accounting for Stock-Based Compensation," establishes a new fair value based accounting method for stock-based compensation plans. Companies may continue to apply the accounting provisions of APB 25, "Accounting for Stock Issued to Employees," in determining net income; however, they must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. These disclosure requirements are effective beginning in 1996's year-end financial statements. The Company continues to account for such arrangements in accordance with APB Opinion No. 25.

NOTE C. Business Combinations and Divestitures

FIRSTIER FINANCIAL, INC. -- On February 16, 1996, the Company issued 16.5 million shares to complete its acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"). FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. Under terms of the purchase agreement, the Company exchanged .8829 shares of its common stock for each common share of FirsTier. In addition, FirsTier's outstanding stock options were converted into stock options for the Company's common stock.

The acquisition of FirsTier was accounted for under the purchase method of accounting, and accordingly, the purchase price of $717 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired was recorded as goodwill. Core deposit intangibles of $63 million will be amortized over the estimated lives of the deposits of approximately 10 years, and goodwill of $289 million will be amortized over approximately 25 years. The results of operations of FirsTier have been included in the Company's Consolidated Statement of Income since the date of acquisition but did not have a significant effect on earnings.

The following pro forma operating results of the Company assume that the FirsTier acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results.



                                                   THREE MONTHS ENDED
                                                       MARCH 31,
(IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)                1996      1995
Net interest income                                  $389.3    $391.2
Net income                                            174.6     139.3
Net income per share                                   1.22       .95

The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

BANKAMERICA CORPORATE TRUST BUSINESS -- On August 22, 1995, the Company announced that it had signed a definitive agreement to acquire the corporate trust business of BankAmerica Corporation. After the acquisition, the Company became the nation's leading provider of domestic corporate trust services as measured by revenues. Approximately 80 percent of the transaction was completed in December 1995 with the remainder completed in the first quarter of 1996.

SALE OF MORTGAGE BANKING OPERATIONS -- On February 26, 1996, the Company announced that it had entered into agreements with three parties for the sale of the Company's servicing and mortgage loan production business. Effective February 29, 1996, Bank of America, fsb, a subsidiary of BankAmerica Corporation, purchased approximately $14 billion in mortgage servicing rights resulting in a net gain of $45.8 million. Columbia, National, Inc., of Maryland, and Knutson Mortgage Co., of Minnesota, agreed to purchase the Company's loan production business. The Company will now deliver mortgage loan products through its bank branches and telemarketing.

FIRST INTERSTATE BANCORP -- On November 6, 1995, the Company and First Interstate Bancorp ("First Interstate") announced that they had entered into a definitive agreement whereby the Company would exchange 2.6 shares of its common stock for each share of First Interstate common stock. On January 24, 1996, First Interstate announced that it had terminated the merger agreement with the Company and had entered into a definitive agreement with Wells Fargo & Company ("Wells Fargo"). Under the terms of a settlement agreement, the Company received $125 million on January 24, 1996. The Company received an additional $75 million on April 1, 1996, upon consummation of the merger of First Interstate and Wells Fargo, which will be included in second quarter results. In addition, all litigation among the parties related to the acquisition of First Interstate has been settled.

NOTE D. Securities

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                        MARCH 31, 1996       DECEMBER 31, 1995
                                       AMORTIZED     FAIR    AMORTIZED      FAIR
(IN MILLIONS)                               COST    VALUE         COST     VALUE
U.S. Treasury                               $709     $702         $921      $925
Mortgage-backed
securities                                 2,895    2,901        1,703     1,693
Other U.S. agencies                          168      167          157       157
State and political                          540      537          174       179
Other                                        121      123          265       302
 Total                                    $4,433   $4,430       $3,220    $3,256

NOTE E. Loans

The composition of the loan portfolio was as follows:


                                                   MARCH 31    DECEMBER 31
(IN MILLIONS)                                          1996           1995
COMMERCIAL:
 Commercial                                          $9,336         $8,271
 Financial institutions                                 901          1,060
 Real estate:
  Commercial mortgage                                 3,048          2,784
  Construction                                          484            403
   Total commercial                                  13,769         12,518
CONSUMER:
 Residential mortgage                                 3,399          4,655
 Residential mortgage held for
 sale                                                   258            257
 Home equity and second mortgage                      2,959          2,805
 Credit card                                          2,469          2,586
 Automobile                                           2,125          1,821
 Revolving credit                                       749            757
 Installment                                            682            607
 Student*                                               468            394
   Total consumer                                    13,109         13,882
   Total loans                                      $26,878        $26,400


*All or part of the student loan portfolio may be sold when the repayment period begins.

At March 31, 1996, the Company had $69 million in loans considered impaired under SFAS 114 included in nonaccrual loans. Of this amount, $57 million was valued using the fair value of the loans' collateral and $12 million was below the Company's threshold for valuing individual loans. The carrying value of the impaired loans was less than or equal to the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended March 31, 1996, the average recorded investment in impaired loans was approximately $69 million. No interest income was recognized on these impaired loans during the quarter.

NOTE F. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                          MARCH 31    DECEMBER 31
(IN MILLIONS)                                                 1996           1995
Fixed-rate subordinated notes:
 6.625% due May 15, 2003                                      $100           $100
 6.00% due October 15, 2003                                    100            100
 7.55% due June 15, 2004                                       100            100
 8.00% due July 2, 2004                                        125            125
 8.35% due November 1, 2004                                    100            100
 7.625% due May 1, 2005                                        150            150
 6.875% due April 1, 2006                                      125             --
 6.875% due September 15, 2007                                 250            250
Step-up subordinated notes - due August 15, 2005               100            100
Floating-rate subordinated notes - due November 30,
2010                                                           107            107
Federal Home Loan Bank advances (4.36% to 7.9%) -
maturities to August 2000                                      954          1,099
Medium-term notes (5.35% to 8.2%) - maturities to
August 1999                                                    613            580
Bank notes (5.34-6.38%) - maturities to March 1999             600            300
Other                                                           80             90
  Total                                                     $3,504         $3,201

NOTE G. Shareholders' Equity

On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million common shares through December 1997. Approximately 3.7 million shares have been repurchased under the new program as of March 31, 1996. This new authorization replaces previous authorizations, which provided for the repurchase of up to 24.3 million shares through the end of 1996. Under previous authorizations, the Company repurchased 11.9 million shares in 1995.

NOTE H. Merger, Integration and Resizing Charges

During the first quarter of 1996, the Company recorded merger, integration and resizing charges of $69.9 million. Merger and integration charges of $31.3 million were associated with the acquisitions of FirsTier and the BankAmerica corporate trust business. Resizing charges of $38.6 million were associated with the Company's streamlining of the branch distribution network and trust operations as the Company expands its alternative distribution channels, including telemarketing, automated teller machines and in-store branches. The components of the charges are shown below:

                                                                                THREE MONTHS ENDED MARCH 31
(IN MILLIONS)                                                                                          1996
Systems conversions, required customer communications and professional
services                                                                                             $29.7
Premise writedowns                                                                                    26.0
Severance                                                                                             14.2
Total merger, integration and resizing charges                                                       $69.9

Systems conversions, required customer communications and professional services relate to preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses related to the conversion and integration of acquired branches and operations. Premise writedowns include a valuation adjustment of $25.6 million associated with the planned sale of bank-owned properties as the Company consolidates and reduces the space requirements of branch facilities. The Company is presently marketing these bank-owned facilities and expects to dispose of them over the next 12 months. Severance charges include the cost of terminations, other benefits, and outplacement costs associated with the elimination of employees primarily in branch offices and in centralized corporate support and data processing functions.

The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

                                          THREE MONTHS ENDED MARCH 31
(IN MILLIONS)                                                    1996
BALANCE AT DECEMBER 31, 1995                                    $12.6
Provision charged to operating expense                           69.9
Cash outlays                                                    (12.6)
Noncash writedowns                                              (26.0)
Balance at March 31, 1996                                       $43.9

The Company expects that substantially all remaining costs will be paid by the end of 1996. Additional noncash writedowns are not expected to be significant.

NOTE I. Income Taxes

The components of income tax expense were:

                                                 THREE MONTHS ENDED
                                                MARCH 31    MARCH 31
(IN MILLIONS)                                       1996        1995
FEDERAL:
 Current tax                                      $115.9       $52.8
 Deferred tax provision                              1.8        18.3
  Federal income tax                               117.7        71.1
STATE:
 Current tax                                         8.4         3.7
 Deferred tax provision
(credit)                                             (.2)        4.0
  State income tax                                   8.2         7.7
Total income tax provision                        $125.9       $78.8

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                              THREE MONTHS ENDED
                                                            MARCH 31    MARCH 31
(IN MILLIONS)                                                   1996        1995
Tax at statutory rate (35%)                                   $105.9       $74.4
State income tax, net of federal tax
benefit                                                          5.3         5.0
Tax effect of:
 Tax-exempt interest:
  Loans                                                         (1.2)       (1.3)
  Securities                                                    (1.7)       (1.0)
 Amortization of goodwill                                       16.5         3.4
 Other items                                                     1.1        (1.7)
Applicable income taxes                                       $125.9       $78.8

The Company expects to receive a tax refund of approximately $55 million to $65 million from the State of Minnesota relating to the exemption of interest income received on investments in U.S. government securities for the years 1979 to 1983. The refund is subject to final audit reports by the State, as well as appropriate funding authority to pay the claims, both of which are anticipated in the second quarter of 1996.

The Company's net deferred tax asset was $247.8 million at March 31, 1996, and $216.3 million at December 31, 1995.


NOTE J. Commitments, Contingent Liabilities and Off-Balance Sheet Financial Instruments

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- In the normal course of business, the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                         MARCH 31    DECEMBER 31
(IN MILLIONS)                                                1996           1995
Commitments to extend credit:
 Commercial                                                $8,145         $7,240
 Corporate and purchasing cards                             5,917          5,220
 Consumer credit card                                      10,129          9,247
 Other consumer                                             3,435          3,264
Letters of credit:
 Standby                                                    1,391          1,412
 Commercial                                                   187            161
Interest rate swap contracts:
 Hedges                                                     2,964          2,839
 Intermediated                                                179            169
Interest rate options contracts:
 Hedge interest rate floors purchased                       1,250          1,250
 Hedge interest rate caps purchased                           200            200
 Intermediated interest rate caps and floors
purchased                                                     179            126
 Intermediated interest rate caps and floors
written                                                       179            126
Liquidity support guarantees                                  101            142
Forward contracts                                             321            294
Commitments to sell loans                                      --            223
Mortgages sold with recourse                                  233            242
Foreign currency commitments:
 Commitments to purchase                                    1,087            792
 Commitments to sell                                        1,080            785

Activity for the three months ending March 31, 1996, with respect to interest rate swaps which the Company uses to hedge commercial loans, subordinated debt, bank notes, long-term certificates of deposit, deposit accounts, and savings certificates was as follows:

(IN MILLIONS)
Notional amount outstanding at December 31,
1995                                                              $2,838.8
Additions                                                            225.0
Maturities                                                          (100.0)
Terminations                                                            --
 Notional amount outstanding at March 31, 1996                    $2,963.8
Weighted average interest rates paid                                  5.38%
Weighted average interest rates received                              6.77%

The Company receives fixed rates and pays floating rates on all hedges as of March 31, 1996. Net unamortized deferred gains were $.3 million at March 31, 1996, which amortize through the year 2000.

At March 31, 1996 and December 31, 1995, LIBOR based interest rate floors totaling $950 million with a remaining maturity of 1.73 years to 2.00 years, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR based floors ranged from 3.25 percent to 4.00 percent at March 31, 1996 and December 31, 1995. Constant Maturity Treasury (CMT) interest rate floors totaling $300 million with a remaining maturity of 6 months and 9 months at March 31, 1996 and December 31, 1995, respectively, hedged the reinvestment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 6.25 percent to 6.36 percent at March 31, 1996 and December 31, 1995. At March 31, 1996 and December 31, 1995, the total notional amount of interest rate caps purchased was $200 million with an average strike level at
6.00 percent.

COMMITMENTS AND CONTINGENT LIABILITIES -- Varous legislative proposals have been made, but not enacted, that would affect the Savings Association Insurance Fund ("SAIF") premium assessments, including a one-time special assessment for SAIF deposits. It is not clear when such legislation will be passed, if at all. Based on current proposals, the Company may be subject to a special assessment of up to $57 million.

NOTE K.  Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $1,007 million and $900 million at March 31, 1996, and December 31, 1995, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                           THREE MONTHS ENDED
                                                                          MARCH 31  MARCH 31
(IN MILLIONS)                                                                 1996      1995
Income taxes paid                                                            $43.5     $36.9
Interest paid                                                                270.2     244.0
Net noncash transfers to foreclosed property                                   9.7       8.8
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $14.7 in 1996 and $30.8 in 1995                 (24.0)     49.8
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                                       $31.2       $--
 Liabilities assumed                                                            --        --
  Net                                                                        $31.2       $--
Stock acquisitions of businesses:
 Fair value of noncash assets acquired                                    $3,627.9    $329.3
 Net cash acquired                                                           116.5      16.3
 Liabilities assumed                                                      (3,032.2)   (288.6)
  Net value of common stock issued                                          $712.2     $57.0


CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                           1996                               1995                    % CHANGE
                                                                  INTEREST                            INTEREST         AVERAGE
FOR THE THREE MONTHS ENDED MARCH 31                                 YIELDS                              YIELDS         BALANCE
(IN MILLIONS)                                                          AND                                 AND        INCREASE
(UNAUDITED)                                BALANCE    INTEREST       RATES     BALANCE    INTEREST       RATES      (DECREASE)
ASSETS
Securities:
 U.S. Treasury                                $896       $14.0        6.28%     $1,065       $16.2        6.17%          (15.9)%
 Mortgage-backed securities                  2,514        43.3        6.93       2,464        41.6        6.85             2.0
 State & political subdivisions                344         7.9        9.24         175         4.6       10.66            96.6
 U.S. agencies and other                       396         6.1        6.20         551         8.3        6.11           (28.1)
  Total securities                           4,150        71.3        6.91       4,255        70.7        6.74            (2.5)
  Unrealized gain (loss) on
available-for-sale securities                   33                                (138)
   Net securities                            4,183                               4,117
Trading account securities                     108         1.3        4.84          82         1.1        5.44            31.7
Federal funds sold and resale agreements       490         6.4        5.25         311         4.6        6.00            57.6
Loans:
 Commercial:
  Commercial                                 8,667       174.0        8.07       7,496       163.7        8.86            15.6
  Financial institutions                     1,029        11.7        4.57         724         6.9        3.87            42.1
  Real estate:
   Commercial mortgage                       2,904        66.2        9.17       2,444        52.9        8.78            18.8
   Construction                                443        10.4        9.44         357         8.2        9.32            24.1
   Total commercial                         13,043       262.3        8.09      11,021       231.7        8.53            18.3
 Consumer:
  Residential mortgage                       3,870        74.1        7.70       5,069        96.1        7.69           (23.7)
  Residential mortgage held for sale           220         4.0        7.31         174         3.5        8.16            26.4
  Home equity and second mortgage            2,879        68.8        9.61       2,445        56.7        9.40            17.8
  Credit card                                2,500        73.3       11.79       2,294        71.5       12.64             9.0
  Other                                      3,817        94.3        9.94       3,589        89.7       10.14             6.4
   Total consumer                           13,286       314.5        9.52      13,571       317.5        9.49            (2.1)
   Total loans                              26,329       576.8        8.81      24,592       549.2        9.06             7.1
 Allowance for credit losses                   501                                 478                                     4.8
  Net loans                                 25,828                              24,114                                     7.1
Other earning assets                           294         3.5        4.79         226         3.5        6.28            30.1
   Total earning assets*                    31,371       659.3        8.45      29,466       629.1        8.66             6.5
Cash and due from banks                      1,725                               1,677                                     2.9
Other assets                                 2,416                               2,175                                    11.1
   Total assets                            $35,044                             $32,702                                     7.2%
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits               $6,148                              $5,511                                    11.6 %
 Interest-bearing deposits:
  Interest checking                          3,000        10.2        1.37       2,967        12.4        1.69             1.1
  Money market accounts                      4,078        36.3        3.58       3,739        34.3        3.72             9.1
  Other savings accounts                     1,648         8.9        2.17       1,933        12.2        2.56           (14.7)
  Savings certificates                       7,272        97.6        5.40       8,347       102.3        4.97           (12.9)
  Certificates over $100,000                   901        14.0        6.25       1,078        17.2        6.47           (16.4)
   Total interest-bearing deposits          16,899       167.0        3.97      18,064       178.4        4.01            (6.4)
Short-term borrowings                        4,498        63.5        5.68       2,535        37.4        5.98            77.4
Long-term debt                               3,264        49.5        6.10       2,935        46.5        6.43            11.2
   Total interest-bearing liabilities       24,661       280.0        4.57      23,534       262.3        4.52             4.8
Other liabilities                            1,102                               1,020                                     8.0
Preferred equity                               101                                 106                                    (4.7)
Common equity                                3,012                               2,623                                    14.8
Unrealized gain (loss) on
available-for-sale
 securities, net of taxes                       20                                 (92)                                 (121.7)
   Total liabilities and shareholders'
equity                                     $35,044                             $32,702                                     7.2%
Net interest income                                     $379.3                              $366.8
Gross interest margin                                                 3.88%                               4.14%
Gross interest margin without taxable-
 equivalent increments                                                3.82%                               4.09%
Net interest margin                                                   4.86%                               5.05%
Net interest margin without taxable-
 equivalent increments                                                4.80%                               5.00%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

                         PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- The 67th Annual Meeting of Stockholders of First Bank System, Inc. was held on Wednesday, April 17, 1996, at the Minneapolis Convention Center. John F. Grundhofer, Chairman, President and Chief Executive Officer, presided.

The holders of 125,135,445 shares of common stock, 86.8 percent of the 144,143,244 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms expiring at the 1999 annual shareholders' meeting. The tabulation for each nominee for office is listed in the table below.

The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996, was approved. The 1996 Stock Incentive Plan was approved. The proposal to amend the Company's Employee Stock Purchase Plan to increase the shares of the Company's Common Stock available for issuance thereunder was approved.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                 NUMBER OF SHARES
                                                      IN FAVOR       WITHHELD
Election of Class I Directors:
    Roger L. Hale                                    123,423,623     1,711,822
    Richard L. Knowlton                              123,406,042     1,729,403
    Edward J. Phillips                               123,368,029     1,767,416
    James J. Renier                                  123,380,587     1,754,858
    Richard L. Schall                                123,374,197     1,761,248

                                                      In Favor        Against    Abstained    Non Vote
Other Matters:
 Ratification of appointment of Ernst & Young LLP
   as independent auditors                           123,677,195       397,197   1,061,053             0
 Approval of 1996 Stock Incentive Plan                83,473,286    27,922,197   1,400,500    12,339,462
 Amendment to Employee Stock Purchase Plan           101,369,495    10,073,819   1,352,669    12,339,462

For a copy of the meeting minutes, please write to the Office of the Secretary, First Bank System, P.O. Box 522, Minneapolis, Minnesota 55480.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

 3 Bylaws of First Bank System, Inc.*

10A First Bank System, Inc. 1996 Stock Incentive Plan*

10B First Bank System, Inc. Restated Employee Stock Purchase Plan, as amended*

11 Computation of Primary and Fully Diluted Net Income Per Common Share

12 Computation of Ratio of Earnings to Fixed Charges

27 Article 9 Financial Data Schedule*

(B) REPORTS ON FORM 8-K

During the three months ended March 31, 1996, the Company filed the following Current Reports on Form 8-K:

 Form 8-K filed January 9, 1996, relating to fourth quarter 1995 earnings.

 Form 8-K filed January 19, 1996, discussing a change to the previously announced capital management program.

 Form 8-K filed on January 29, 1996, discussing the termination of its merger agreement with First Interstate Bancorp.

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST BANK SYSTEM, INC.


                              By: /s/ David J. Parrin
                                  David J. Parrin
                                  Senior Vice President and Controller
                                  (Chief Accounting Officer and Duly
                                   Authorized Officer)
DATE: May 14, 1996

First Bank System
P.O. BOX 522
MINNEAPOLIS, MINNESOTA
55480
First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

                            SHAREHOLDER INQUIRIES

FINANCIAL INFORMATION
FBS news and financial results are available by fax, mail or on-line.

Fax.
To access FBS's fax-on-demand service, call 1-800-758-5804. When asked, enter FBS's extension number, 312402. Enter "1" for the most current news release or "2" for a menu of recent releases. Enter your fax and phone numbers as directed. The information will be faxed to you immediately.

Mail.
If you don't have access to a fax machine or prefer not to use FBS's fax-on-demand service, we will, on request, automatically mail to you our quarterly earnings news release. To be added to FBS's mailing list, please contact Corporate Relations, First Bank System, First Bank Place, Minneapolis, Minnesota, 55402, (612) 973-2434.

Internet.
For information about FBS, including news releases, product information, and a list of service locations, access FBS's home page on the world wide web. The address is www.fbs.com. For further information contact John Danielson, Senior Vice President, (612) 973-2261, or Karin Glasgow, Assistant Vice President,
(612) 973-2264.

STOCK AND DIVIDEND INFORMATION
For matters related specifically to First Bank System stock records or dividend payments, contact the Office of the Corporate Secretary, (612) 973-0334.

DIVIDEND REINVESTMENT
For information regarding First Bank System's dividend reinvestment plan, contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.