Form 10-Q
period 1996-06-30
FIRST BANK SYSTEM INC
filed 1996-08-13
CIK 36104

[COVER PICTURE]

                                                                             2

[LOGO] FIRST BANK SYSTEM                             FORM 10-Q / JUNE 30, 1996



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

          Class                               Outstanding as of July 31, 1996
Common Stock, $1.25 Par Value                        136,702,571 shares



FINANCIAL SUMMARY

                                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30    JUNE 30   JUNE 30    JUNE 30
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                     1996       1995      1996       1995
Income before nonrecurring items                                  $167.1     $137.9    $327.2     $271.7
Nonrecurring items                                                  87.0         --     103.7         --

Net income                                                        $254.1     $137.9    $430.9     $271.7

PER COMMON SHARE
Primary income before nonrecurring items                           $1.18      $1.00     $2.34      $1.97
Nonrecurring items                                                   .63         --       .75         --

Primary net income                                                 $1.81      $1.00     $3.09      $1.97

Fully diluted income before nonrecurring items                     $1.17       $.99     $2.31      $1.95
Nonrecurring items                                                   .61         --       .73         --

Fully diluted net income                                           $1.78       $.99     $3.04      $1.95

Earnings on a cash basis before nonrecurring items*                $1.31      $1.09     $2.57      $2.15
Nonrecurring items                                                   .61         --       .94         --

Earnings on a cash basis (fully diluted)*                          $1.92      $1.09     $3.51      $2.15

Dividends paid                                                     .4125      .3625      .825       .725
Common shareholders' equity                                        22.68      20.33


RETURN ON AVERAGE ASSETS
Income before nonrecurring items                                    1.87 %     1.68 %    1.85 %     1.67 %
Nonrecurring items                                                   .98         --       .59         --

Return on average assets                                            2.85 %     1.68 %    2.44 %     1.67 %

RETURN ON AVERAGE COMMON EQUITY
Income before nonrecurring items                                    21.3 %     20.4 %    21.1 %     20.8 %
Nonrecurring items                                                  11.1         --       6.8         --

Return on average common equity                                     32.4 %     20.4 %    27.9 %     20.8 %

Net interest margin (taxable-equivalent basis)                      4.91 %     4.93 %    4.89 %     4.99 %
Efficiency ratio before nonrecurring items                          50.1       54.9      50.4       55.3
Efficiency ratio                                                    40.8       54.9      48.7       55.3



                                                   JUNE 30    DECEMBER 31
                                                      1996           1995
PERIOD END
Loans                                              $27,029        $26,400
Allowance for credit losses                            529            474
Assets                                              36,184         33,874
Total shareholders' equity                           3,193          2,725
Tangible common equity to total assets                 6.8 %          6.5 %
Tier 1 capital ratio                                   6.8            6.5
Total risk-based capital ratio                        11.5           11.0
Leverage ratio                                         6.3            6.1



*Calculated by adding amortization of goodwill and other intangible assets to net income.

Refer to Earnings Summary on page 2 for a description of nonrecurring items.


TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and
 Results of Operations (Item 2)                                            2
Financial Statements (Item 1)                                             14
PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)                                 27
Signature                                                                 27
Exhibit 11 -- Computation of Primary and Fully Diluted Net Income
 Per Common Share                                                         28
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges           29
Exhibit 27 -- Article 9 Financial Data Schedule                           **


**Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.



MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

First Bank System, Inc. (the "Company") reported second quarter 1996 net income of $254.1 million, an increase of $116.2 million, or 84 percent, from the second quarter of 1995. On a per share basis, net income was $1.81, compared with $1.00 in the second quarter of 1995, an increase of 81 percent. Return on average assets and return on average common equity were 2.85 percent and 32.4 percent, respectively, in the second quarter of 1996, compared with returns of 1.68 percent and 20.4 percent in the second quarter of 1995.

Several nonrecurring items affected results in the second quarter of 1996. The impact of these items on net income was $87.0 million ($140.4 million on a pretax basis), or $.63 per share. Nonrecurring pretax gains included: $75 million received from Wells Fargo & Company ("Wells Fargo") as final payment of a termination fee relating to the proposed First Interstate Bancorp ("First Interstate") transaction; a $65 million refund of state income taxes, including interest; and $.4 million in net securities gains.

Operating earnings (net income excluding nonrecurring items) for the second quarter of 1996 were $167.1 million, an increase of $29.2 million, or 21 percent, from the second quarter of 1995. On a per share basis, operating earnings were $1.18 in the second quarter of 1996, compared with $1.00 in the second quarter of 1995, an increase of 18 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were 1.87 percent and 21.3 percent, respectively, in the second quarter of 1996, compared with returns of 1.68 percent and 20.4 percent in the second quarter of 1995. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 50.1 percent in the second quarter of 1996 from 54.9 percent in the second quarter of 1995.

Second quarter results reflect the following acquisition and divestiture activity. On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"), which had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. In the first quarter of 1996, the Company sold its servicing and mortgage loan production business, and during the fourth quarter of 1995 and the first quarter of 1996, the Company completed its acquisition of the corporate trust business of BankAmerica Corporation ("BankAmerica").

Second quarter operating results reflected growth in net interest and noninterest income, controlled operating expenses and effective capital management. Net interest income on a taxable-equivalent basis was $391.8 million, an increase of $28.8 million, or 8 percent, from the second quarter of 1995. The increase reflected the acquisition of FirsTier in the first quarter of 1996. Excluding nonrecurring items, noninterest income for the second quarter of 1996 increased $29.8 million, or 16 percent, from the same period in 1995 primarily due to growth in credit card and trust fees and acquisitions. Noninterest expense increased only $3.0 million, or 1 percent, in the second quarter of 1996, from the same period of 1995, despite the addition of acquisitions. Compared with noninterest expense for the second quarter of 1995, adjusted to include the operations of acquisitions and exclude those of divestitures on a pro forma basis, noninterest expense declined $33.7 million, or 10 percent, in the second quarter of 1996.

The Company's first half 1996 earnings were $430.9 million, or $3.09 per share, compared with $271.7 million, or $1.97 per share, in the first half of 1995. Year-to-date return on average assets and return on average common equity were
2.44 percent and 27.9 percent, compared with returns of 1.67 percent and 20.8 percent in the first half of 1995.

Nonrecurring items totaled $103.7 million ($189.0 million on a pretax basis), or $.75 per share for the first six months of 1996. In addition to the second quarter nonrecurring items discussed above, nonrecurring pretax gains in the first quarter of 1996 were: $115 million, net of expenses, received from First Interstate as partial payment of a termination fee, $45.8 million in gain on the sale of the Company's mortgage banking operations; and $14.6 million in net securities gains. Nonrecurring pretax charges occurring in the first quarter of 1996 included: $31.3 million in merger and integration charges associated with the acquisitions of FirsTier and the corporate trust business of BankAmerica; $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment of cardholder and core deposit intangibles; $10.1 million for a one-time employee bonus; and $17.3 million to acquire software and write off other miscellaneous assets.

Excluding the nonrecurring items, operating earnings for the first half of 1996 were $327.2 million, an increase of $55.5 million, or 20 percent, from the first half of 1995. On a per share basis, operating earnings were $2.34 in the first six months of 1996, compared with $1.97 in the first half of 1995, an increase of 19 percent. On the same basis, year-to-date return on average assets was 1.85 percent, up from 1.67 percent in 1995, return on average common equity was 21.1 percent, up from 20.8 percent in 1995, and the efficiency ratio was 50.4 percent, down from 55.3 percent in 1995.

Credit quality remained strong in the second quarter of 1996. Nonperforming assets totaled $156.3 million at June 30, 1996, up $2.6 million, or 2 percent, from December 31, 1995, as a result of the acquisition of FirsTier, and down $18.4 million, or 11 percent, from June 30, 1995. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 418 percent compared with 401 percent at the end of 1995 and 388 percent at June 30, 1995.


TABLE 1. Summary of Consolidated Income

                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
(TAXABLE-EQUIVALENT BASIS;                                           JUNE 30    JUNE 30    JUNE 30     JUNE 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                             1996       1995       1996        1995
Interest income                                                       $670.2     $643.4   $1,329.5    $1,272.5
Interest expense                                                       278.4      280.4      558.4       542.7

 Net interest income                                                   391.8      363.0      771.1       729.8
Provision for credit losses                                             35.0       27.0       66.0        53.0

 Net interest income after provision for credit losses                 356.8      336.0      705.1       676.8
Nonrecurring gains                                                     140.4         --      315.8          --
Other noninterest income                                               219.5      189.7      427.6       369.3
Nonrecurring charges                                                      --         --      126.8          --
Other noninterest expense                                              306.2      303.2      603.8       607.5

 Income before income taxes                                            410.5      222.5      717.9       438.6
Taxable-equivalent adjustment                                            5.5        3.5       10.2         7.0
Income taxes                                                           150.9       81.1      276.8       159.9

 Net income                                                           $254.1     $137.9     $430.9      $271.7

Return on average assets                                                2.85%      1.68%      2.44%       1.67%
Return on average common equity                                         32.4       20.4       27.9        20.8
Net interest margin                                                     4.91       4.93       4.89        4.99
Efficiency ratio                                                        40.8       54.9       48.7        55.3
Efficiency ratio before nonrecurring items                              50.1       54.9       50.4        55.3


Per Common Share:
Net income                                                             $1.81      $1.00      $3.09       $1.97
Dividends paid                                                         .4125      .3625      .8250       .7250




LINE OF BUSINESS FINANCIAL REVIEW

Financial performance is measured by major lines of business, which include:
Retail Banking, Payment Systems, Business Banking and Private Financial Services, Commercial Banking, and Corporate Trust and Institutional Financial Services. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1996 certain organization and methodology changes were made and 1995 results are presented on a consistent basis.

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Net income increased 5 percent in the second quarter of 1996 and 8 percent in the first six months of 1996 compared with the same periods in 1995. Second quarter return on assets increased to 1.50 percent from 1.33 percent in the second quarter of 1995. Return on equity was 20.2 percent, essentially unchanged from the same period in 1995. Year-to-date profitability ratios showed similar trends.

The increase in net interest income was attributable to growth in core commercial and nonmortgage consumer loans as well as the February 16, 1996 acquisition of FirsTier. The provision for credit losses increased to $5.4 million and $11.4 million in the second quarter and first six months of 1996, compared with $2.9 million and $3.6 million in the same periods in 1995. These increases resulted from growth in average loans, excluding residential mortgage loan balances, as well as higher consumer loan charge-offs. Noninterest income and noninterest expense were higher in 1996 compared with 1995, reflecting the impact of acquisitions. The second quarter 1996 efficiency ratio of 63.2 percent was relatively unchanged from 63.1 percent in the second quarter of 1995 while the year-to-date 1996 efficiency ratio improved to 62.1 percent from 64.3 percent in 1995.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Net earnings increased 33 percent in both the second quarter and the first six months of 1996 compared with the same periods in 1995. Second quarter return on assets was 2.33 percent, compared with 2.13 percent in the second quarter of 1995, and return on equity was 25.0 percent compared with 23.2 percent in 1995. Similar improvement was achieved in the year-to-date profitability ratios.

Fee-based noninterest income for Payment Systems increased 28 percent in the second quarter and 22 percent in the first six months of 1996 compared with the same periods in 1995. The increases were due to growth in the sales volume of the Corporate Card, the Purchasing Card, the First Bank WorldPerks(R) VISA(R) card, and the expansion of the ATM network. Net interest income decreased slightly due to a change in the loan mix. Average commercial loans, which are primarily noninterest-earning Corporate and Purchasing Card balances, comprised approximately 30 percent of the portfolio during the second quarter and first six months of 1996, compared with approximately 25 percent in the same periods of 1995. Noninterest expense remained relatively flat, despite an increase in sales volume, reflecting ongoing expense control and the recognition of initial investment expenses in 1995 associated with the expansion of the ATM network. The efficiency ratio improved to 44.2 percent in the second quarter and 44.9 percent in the first six months of 1996 from 50.6 percent and 50.2 percent in the same periods of 1995.

BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Business Banking and Private Financial Services includes middle-market banking services, private banking, and personal trust. Net income for the second quarter of 1996 increased 36 percent to $46.1 million compared with the second quarter of 1995. Net income for the first half of 1996 increased 30 percent to $87.9 million compared with the same period in 1995. Second quarter return on assets was 1.82 percent compared with
1.73 percent in 1995, and return on equity was 18.9 percent compared with 18.7 percent in 1995. Year-to-date return on assets was 1.82 percent compared with
1.75 percent in 1995, and return on equity was 19.1 percent compared with 19.6 percent in 1995.

The increase in net interest income was due to acquisitions and growth in core middle-market business lending, resulting in average commercial loans increasing 27 percent in the second quarter and 24 percent in the first six months of 1996, compared with the same periods in 1995. Noninterest income in the second quarter and first six months of 1996 was higher than the same periods in 1995 as a result of acquisitions and a change in the fee structure for some services. Noninterest expense remained relatively flat in the second quarter and first six months of 1996 compared with the same periods in 1995 reflecting the benefits of increased operational efficiencies, as well as the integration of acquisitions. The efficiency ratio improved to 39.6 percent in the second quarter and 40.1 percent in the first six months of 1996 from 46.7 percent and 46.4 percent in the same periods in 1995.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies. Net earnings increased 11 percent in the second quarter and 5 percent in the first six months of 1996. Second quarter return on assets was
1.78 percent compared with 1.72 percent in 1995, and return on equity was 25.4 percent compared with 24.6 percent in 1995. Year-to-date return on assets was
1.83 percent compared with 1.89 percent in 1995, and return on equity was 26.2 percent compared with 27.0 percent in 1995.

Although second quarter and year-to-date average loans increased $333 million, or 7 percent, and $434 million, or 9 percent, from the same periods in 1995, second quarter net interest income increased 2 percent, and year-to-date net interest income decreased 3 percent, reflecting a slight narrowing of the net interest margin. Noninterest income remained relatively flat in the second quarter and first six months of 1996 compared with the same periods in 1995. The decrease in noninterest expense for both the second quarter and first six months of 1996, compared to the same periods in 1995, reflected the benefits of increased operational efficiencies. The decline in deposits relates to less activity in the mortgage banking sector. The efficiency ratio remained low at
29.1 percent in the second quarter and 28.0 percent in the first six months of 1996.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Earnings increased 94 percent in the second quarter and 76 percent in the first six months of 1996 compared with the same periods in the prior year. The return on average equity was 20.3 percent in the second quarter and 20.1 percent in the first half of 1996, compared with 16.9 percent and 18.1 percent in the same periods in 1995.

Net earnings increased over 1995 primarily due to the Company's acquisition strategy to grow its fee-based businesses. The efficiency ratio improved to 61.6 percent in the second quarter and 61.9 percent in the first half of 1996 from
69.8 percent in the second quarter and 68.3 percent in the first six months of 1995, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.


TABLE 2. Line of Business Financial Performance

                                                                                                               CORPORATE TRUST
                                                                                                                      AND
                                                                       BUSINESS BANKING AND                      INSTITUTIONAL
                                      RETAIL                            PRIVATE FINANCIAL      COMMERCIAL          FINANCIAL
                                      BANKING         PAYMENT SYSTEMS        SERVICES            BANKING            SERVICES

                                                               THREE MONTHS ENDED JUNE 30,

(DOLLARS IN MILLIONS)             1996      1995      1996      1995      1996      1995      1996      1995     1996     1995
CONDENSED INCOME STATEMENT:
Net interest income
(taxable-equivalent basis)       $191.6    $177.6     $37.1     $39.2     $98.2     $83.6     $54.7     $53.5     $8.1     $6.3
Provision for credit losses         5.4       2.9      23.6      18.9       3.4       2.8       2.6       2.4       --       --
Noninterest income                 39.6      34.8      82.8      64.6      31.0      24.4      15.1      14.6     50.7     32.5
Noninterest expense               146.2     134.1      53.0      52.5      51.2      50.4      20.3      23.3     36.2     27.1
Income taxes and
 taxable-equivalent
 adjustment                        30.4      28.7      16.6      12.3      28.5      20.9      17.9      16.2      8.6      4.5

  Income before
   nonrecurring items             $49.2     $46.7     $26.7     $20.1     $46.1     $33.9     $29.0     $26.2    $14.0     $7.2

AVERAGE BALANCE SHEET DATA:
Commercial loans                   $514      $348    $1,130      $784    $6,867    $5,426    $5,370    $5,037      $--      $--
Consumer loans                    9,758    10,752     2,594     2,292       607       519        --        --       --       --
Assets                           13,211    14,053     4,609     3,792    10,168     7,857     6,553     6,100    1,151      701
Deposits                         17,476    17,318        46        38     3,763     3,190     1,585     1,592      915      782
Common equity                       981       933       430       347       979       728       459       427      277      171

Return on average assets           1.50%     1.33%     2.33%     2.13%     1.82%     1.73%     1.78%     1.72%       *        *
Return on average common
equity ("ROCE")                    20.2      20.1      25.0      23.2      18.9      18.7      25.4      24.6     20.3%    16.9%
ROCE on a cash basis **            22.9      22.1      27.3      26.2      20.2      19.4      25.7      24.8     27.1     22.0
Efficiency ratio                   63.2      63.1      44.2      50.6      39.6      46.7      29.1      34.2     61.6     69.8
Efficiency ratio on a
cash basis **                      60.4      61.0      42.2      48.1      37.3      45.6      28.7      33.8     53.4     64.4


                                                                    SIX MONTHS ENDED JUNE 30,
                                  1996      1995      1996      1995      1996      1995      1996      1995     1996     1995
CONDENSED INCOME STATEMENT:
Net interest income
(taxable-equivalent basis)       $374.2    $354.4     $77.3     $80.0    $189.3    $165.2    $108.7    $111.5    $16.0    $13.6
Provision for credit losses        11.4       3.6      42.8      39.3       6.6       5.3       5.2       4.8       --       --
Noninterest income                 79.5      69.2     151.6     123.9      58.8      48.1      32.6      32.7    100.3     65.8
Noninterest expense               281.9     272.3     102.7     102.3      99.4      98.9      39.5      47.2     72.0     54.2
Income taxes and
 taxable-equivalent
 adjustment                        61.2      56.2      31.9      23.7      54.2      41.6      36.8      35.2     16.9      9.6

  Income before
   nonrecurring items             $99.2     $91.5     $51.5     $38.6     $87.9     $67.5     $59.8     $57.0    $27.4    $15.6

AVERAGE BALANCE SHEET DATA:
Commercial loans                   $479      $330    $1,021      $713    $6,612    $5,350    $5,349    $4,915      $--      $--
Consumer loans                    9,884    10,692     2,548     2,293       581       494        --        --       --       --
Assets                           13,320    14,114     4,428     3,736     9,702     7,767     6,564     6,079    1,155      713
Deposits                         17,209    17,400        45        35     3,549     3,213     1,545     1,683      903      794
Common equity                       981       900       409       343       927       693       459       426      274      174

Return on average assets           1.50%     1.31%     2.34%     2.08%     1.82%     1.75%     1.83%     1.89%       *        *
Return on average common
equity ("ROCE")                    20.3      20.5      25.3      22.7      19.1      19.6      26.2      27.0     20.1%    18.1%
ROCE on a cash basis **            22.9      22.5      27.8      25.7      20.1      20.3      26.4      27.2     26.8     22.9
Efficiency ratio                   62.1      64.3      44.9      50.2      40.1      46.4      28.0      32.7     61.9     68.3
Efficiency ratio on a
cash basis **                      59.4      62.2      42.6      47.6      38.1      45.2      27.5      32.3     54.0     63.0


 *Not meaningful
**Calculated by excluding amortization of goodwill and other intangible assets.

Note: Preferred dividends and nonrecurring items are not allocated to the business lines. FBS's mortgage banking operations, which were sold in first quarter 1996, are not reflected in the table.


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis was $391.8 million in the second quarter of 1996, an increase of $28.8 million, or 8 percent, from the second quarter of 1995, and $771.1 million in the first half of 1996, an increase of $41.3 million, or 6 percent, from the first half of 1995. The increases were primarily attributable to growth in average loan balances in the second quarter and first six months of 1996, compared with the same periods in 1995. In the first quarter of 1996, $1.3 billion of residential mortgage loans were securitized and reclassified to available-for-sale securities to enhance liquidity and financial management flexibility. Excluding residential mortgage loan balances, average loans for both the second quarter and first half of 1996 were higher by approximately $3 billion compared with the same periods in 1995, reflecting growth in core commercial and consumer loans, as well as the February 16, 1996 acquisition of FirsTier. Average securities for the second quarter and first six months of 1996 were higher than the respective 1995 periods, reflecting the transfer of securitized mortgage loan balances in the first quarter of 1996 and the addition of securities acquired with FirsTier, offset in part by maturities and sales.

Partially offsetting the impact of higher average loan balances in the second quarter and first six months of 1996, compared with the same periods of 1995, were the effects of a lower average yield on loans and a change in the mix of interest-bearing liabilities. The average yield on loans for the second quarter of 1996 was 8.72 percent, or 36 basis points lower than in the same period of 1995, while the average loan yield for the first half of 1996 was 8.76 percent, or 31 basis points lower than the first half of 1995 due to declining market interest rates over the past year.

The average cost of interest-bearing liabilities, however, decreased only 27 basis points to 4.48 percent in the second quarter of 1996 and 10 basis points to 4.53 percent, in the first half of 1996 compared with the same periods in 1995. The decrease in the average cost of borrowings was offset by a shift in the composition of interest-bearing liabilities over the past year from lower rate deposits to higher rate borrowings. The decline in average interest-bearing deposit balances reflects the divestiture in 1995 of $848 million in deposits, as well as the national trend over the past year of consumers moving funds into alternative investment vehicles. The net interest margin in the second quarter and first six months of 1996 was essentially unchanged at 4.91 percent and 4.89 percent, respectively, compared with 4.93 percent and 4.99 percent in the same periods of 1995.

TABLE 3. Analysis of Net Interest Income

                                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                   JUNE 30    JUNE 30    JUNE 30     JUNE 30
(DOLLARS IN MILLIONS)                                                                 1996       1995       1996        1995
Net interest income (taxable-equivalent basis)                                      $391.8     $363.0     $771.1      $729.8

Average balances of earning assets supported by:
 Interest-bearing liabilities                                                      $24,972    $23,699    $24,816     $23,617
 Noninterest-bearing liabilities                                                     7,133      5,860      6,922       5,896

Total earning assets                                                               $32,105    $29,559    $31,738     $29,513

Average yields and weighted average rates (taxable-equivalent basis):
 Earning assets yield                                                                 8.40%      8.73%      8.42%       8.69%
 Rate paid on interest-bearing liabilities                                            4.48       4.75       4.53        4.63

Gross interest margin                                                                 3.92%      3.98%      3.89%       4.06%

Net interest margin                                                                   4.91%      4.93%      4.89%       4.99%

Net interest margin without taxable-equivalent increments                             4.84%      4.88%      4.82%       4.94%




PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $35.0 million in the second quarter of 1996, up $8.0 million, or 30 percent, from the second quarter of 1995. The provision for the first half of 1996 increased $13.0 million to $66.0 million, or 25 percent, from the first half of 1995. These increases resulted from growth in average loans as well as higher consumer charge-offs. Refer to Corporate Risk Management for further information on credit quality.

NONINTEREST INCOME -- Second quarter noninterest income was $359.9 million, compared with $189.7 million in the second quarter of 1995, an increase of $170.2 million. Noninterest income in the first half of 1996 was $743.4 million, compared with $369.3 million in the first half of 1995, an increase of $374.1 million. Nonrecurring gains included in noninterest income in the second quarter totaled $140.4 million, including the $75 million termination fee received from Wells Fargo, a $65 million state tax refund, and $.4 million in net securities gains. The state tax refund represents the refund of taxes paid on U.S. Government interest in the late 1970s and early 1980s, including interest through the date of the refund. Nonrecurring gains included in noninterest income in the first half of 1996 totaled $315.8 million, including a $115 million termination fee received from First Interstate, net of $10 million in transaction costs; a $45.8 million gain on the sale of the Company's mortgage banking operations; $14.6 million in net securities gains; and the second quarter amounts discussed above.

Excluding nonrecurring items, noninterest income was $219.5 million, an increase of $29.8 million, or 16 percent, from the second quarter of 1995, and $427.6 million for the first six months of 1996, an increase of $58.3 million, or 16 percent, from the first half of 1995. The improvement in both periods resulted primarily from growth in credit card and trust fees and the addition of FirsTier and other acquisitions, offset in part by the loss of mortgage banking revenues. Credit card fees increased as a result of higher sales volumes for Corporate and Purchasing Cards and the First Bank WorldPerks VISA card. Trust fees were up due to the acquisition of the corporate trust business of BankAmerica, the acquisition of FirsTier and core growth in personal and institutional trust revenues. Investment product fees and commissions were higher reflecting an increase in sales of mutual funds and annuities. Service charges on deposits increased primarily as a result of increased demand deposits. Other noninterest income decreased, reflecting the impact of the sale of the Company's mortgage banking operations discussed above.

TABLE 4. Noninterest Income

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30    JUNE 30    JUNE 30     JUNE 30
(DOLLARS IN MILLIONS)                                         1996       1995       1996        1995
Credit card fees                                             $73.5     $56.7     $136.3      $108.3
Trust fees                                                    58.5      43.0      114.7        84.7
Service charges on deposit accounts                           34.7      30.3       68.6        62.4
Investment products fees and commissions                       8.7       6.7       17.2        12.2
Trading account profits and commissions                        3.8       2.4        6.5         5.6
Securities gains                                                .4        --       15.0          --
Termination fee, net                                          75.0        --      190.0          --
State income tax refund                                       65.0        --       65.0          --
Gain on sale of mortgage banking operations                     --        --       45.8          --
Other                                                         40.3      50.6       84.3        96.1

 Total noninterest income                                   $359.9    $189.7     $743.4      $369.3



NONINTEREST EXPENSE -- Second quarter noninterest expense was $306.2 million, an increase of $3.0 million, from $303.2 million in the second quarter of 1995, and $730.6 million in the first half of 1996, an increase of $123.1 million, from $607.5 million in 1995. Year-to-date noninterest expense included nonrecurring charges of $126.8 million recorded in the first quarter of 1996. These charges included: merger, integration and resizing charges of $31.3 million for the acquisitions of FirsTier and the BankAmerica corporate trust business and $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to estimated fair value; $10.1 million for a one-time, $750 per-employee bonus to thank employees for staying focused on customers and shareholder value during the bid for First Interstate; and $17.3 million to acquire credit card and revolving credit software and to write off other miscellaneous assets. Refer to Note H for further information on merger, integration and resizing charges.

On a pro forma basis (including acquired companies and excluding divested businesses and nonrecurring items), noninterest expense declined $33.7 million, or 10 percent, in the current quarter and $79.4 million, or 12 percent, year-to-date. These reductions were achieved as a result of lower FDIC premiums in 1996, effective acquisition integration and ongoing expense control. Excluding nonrecurring items, the Company's efficiency ratio improved to 50.1 percent in the second quarter and 50.4 percent in the first six months of 1996 from 54.9 percent and 55.3 percent in the same periods in 1995.

Total salaries and benefits expense, excluding nonrecurring charges, remained relatively flat for the second quarter and first six months of 1996 compared with the same periods in the previous year as the average full-time equivalent employees decreased to 13,140 in 1996 from 13,237 in 1995. FDIC insurance premiums were lower in the second quarter and first half of 1996 compared with the same periods of last year because the FDIC suspended the assessment of premiums on deposits covered by the Bank Insurance Fund, which is now fully funded. The Company continues to pay insurance premiums on approximately $6.0 billion of deposits covered by the Savings Association Insurance Fund ("SAIF").

Compared with the same periods in 1995, amortization of goodwill and intangibles for the second quarter and first half of 1996, excluding the valuation adjustment discussed above, increased as a result of FirsTier and the BankAmerica corporate trust business acquisitions. The increases in other personnel expense related to several technology projects currently in process.


TABLE 5. Noninterest Expense

                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30    JUNE 30    JUNE 30     JUNE 30
(DOLLARS IN MILLIONS, EXCEPT PER EMPLOYEE DATA)                      1996       1995       1996        1995
Salaries                                                           $114.5     $109.8     $237.9      $221.9
Employee benefits                                                    26.4       25.4       55.3        53.9

 Total personnel expense                                            140.9      135.2      293.2       275.8
Goodwill and other intangible assets                                 19.9       14.2       67.3        28.3
Net occupancy                                                        24.2       24.3       50.0        50.0
Furniture and equipment                                              22.1       24.8       45.9        48.3
Other personnel costs                                                14.0        9.8       23.7        17.4
Professional services                                                10.9       10.5       19.2        17.1
Advertising and marketing                                            10.2        9.2       17.0        15.5
Telephone                                                             6.9        6.3       12.7        12.1
Printing, stationery and supplies                                     5.9        5.8       11.9        10.6
Postage                                                               5.5        5.7       11.7        11.6
Third party data processing                                           5.3        4.4       10.7         8.7
FDIC insurance                                                        3.6       13.8        7.1        27.4
Merger, integration, and resizing                                      --         --       69.9          --
Other                                                                36.8       39.2       90.3        84.7

 Total noninterest expense                                         $306.2     $303.2     $730.6      $607.5

Efficiency ratio*                                                    40.8%      54.9%      48.7%       55.3%
Efficiency ratio before nonrecurring items                           50.1       54.9       50.4        55.3
Average number of employees (full-time equivalents)                13,140     13,237     13,193      13,555
Annualized personnel expense per employee                         $42,892    $40,855    $44,448     $40,693



*Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.


PROVISION FOR INCOME TAXES -- The provision for income taxes was $150.9 million in the second quarter and $276.8 million in the first half of 1996, compared with $81.1 million and $159.9 million in the same periods of 1995, respectively. The increases were primarily the result of higher levels of taxable income and included $53.4 million and $85.3 million of taxes, respectively, related to the nonrecurring items discussed above.


CONTINGENCIES

Various legislative proposals have been made, but not enacted, that would affect the SAIF premium assessments, including a one-time special assessment for SAIF deposits. It is not clear when such legislation will be passed, if at all. Based on current proposals, the Company may be subject to a special assessment of up to $50 million.

BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio increased $629 million, or 2 percent, to $27.0 billion at June 30, 1996, from $26.4 billion at December 31, 1995. Growth in most commercial and consumer loan categories was partially offset by a decrease in residential mortgage-related balances. This decrease reflected the securitization of $1.3 billion of residential mortgage loans, which resulted in a reclassification to available-for-sale securities, during the first quarter of 1996. The securitization enhances liquidity and financial management flexibility. Excluding residential mortgage loan balances, average loans for both the second quarter and first half of 1996 were higher than the same periods in 1995 by approximately $3 billion, reflecting growth in core commercial and consumer loans, as well as the acquisition of FirsTier.

SECURITIES -- At June 30, 1996, securities totaled $4.1 billion compared with $3.3 billion at December 31, 1995, reflecting the securitization discussed above and the addition of approximately $900 million relating to the acquisition of FirsTier, offset by maturities and sales.

DEPOSITS -- Noninterest-bearing deposits were $7.7 billion at June 30, 1996, up from $6.4 billion at December 31, 1995. Interest-bearing deposits were $16.9 billion at June 30, 1996, up from $16.2 billion at December 31, 1995. The increases were primarily due to the the acquisitions of FirsTier and the corporate trust business of BankAmerica. The increases were offset by a decline in savings certificates as consumers follow the national trend by moving funds into alternative investment vehicles.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $3.9 billion at June 30, 1996, down $482 million from $4.4 billion at the end of 1995. The decrease was primarily due to an $824 million reduction in federal funds purchased offset by an increase in other short-term borrowings.

Long-term debt was $3.4 billion at June 30, 1996, up from $3.2 billion at December 31, 1995. In March 1996, the Company placed $125 million in 6.875 percent subordinated debt in the form of 10-year noncallable notes. The Company also issued $300 million in medium-term bank notes during the first quarter of 1996. These issuances were partially offset by the early retirement and maturities of approximately $225 million of Federal Home Loan Bank Advances.

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

In evaluating its credit risk, the Company considers the loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's primary operating region, which includes Minnesota, Colorado, Montana, North Dakota, South Dakota, Wisconsin, Iowa, Kansas, Nebraska, Wyoming, and Illinois, compare favorably with national trends. Approximately 80 percent of the loan portfolio consists of extensions of credit to customers in this operating region.

ANALYSIS OF NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $36.0 million and $69.5 million in the second quarter and first half of 1996, up from $29.9 million and $62.0 million in the same periods in 1995. Commercial loan net recoveries for the quarter and year-to-date were $4.3 million and $7.8 million, compared with $3.3 million and $4.0 million for the same periods in 1995. Second quarter and year-to-date due consumer loan net charge-offs increased $7.1 million, or 21 percent, from the second quarter of 1995, and $11.3 million, or 17 percent, from the first half of 1995, reflecting higher average nonmortgage loan balances and higher loss ratios. The ratio of consumer net charge-offs to average loans in the second quarter of 1996 was 1.24 percent, up from .97 percent in the second quarter of 1995. The ratio of total net charge-offs to average loans was .54 percent in the second quarter of 1996, compared with .47 percent in the second quarter of 1995.


TABLE 6. Summary of Allowance for Credit Losses

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30    JUNE 30    JUNE 30     JUNE 30
(DOLLARS IN MILLIONS)                                              1996       1995       1996        1995
Balance at beginning of period                                   $530.1     $470.4     $473.5      $474.7
CHARGE-OFFS:
 Commercial:
  Commercial                                                       13.4        7.3       19.1        11.9
  Financial institutions                                             --         --         --          --
  Real estate:
   Commercial mortgage                                              6.2        2.8       11.7        10.1
   Construction                                                     1.0         --        1.0          --

    Total commercial                                               20.6       10.1       31.8        22.0
 Consumer:
  Residential mortgage                                              1.1        1.5        2.1         2.8
  Credit card                                                      25.8       21.9       47.0        44.9
  Other                                                            22.1       20.3       45.2        35.8

    Total consumer                                                 49.0       43.7       94.3        83.5

    Total                                                          69.6       53.8      126.1       105.5
RECOVERIES:
 Commercial:
  Commercial                                                       17.0        8.9       25.3        19.1
  Financial institutions                                             --         .1         --          .2
  Real estate:
   Commercial mortgage                                              7.9        4.3       14.3         6.6
   Construction                                                      --         .1         --          .1

    Total commercial                                               24.9       13.4       39.6        26.0
 Consumer:
  Residential mortgage                                               .3         .1         .5          .4
  Credit card                                                       2.8        3.0        5.3         5.7
  Other                                                             5.6        7.4       11.2        11.4

    Total consumer                                                  8.7       10.5       17.0        17.5

    Total                                                          33.6       23.9       56.6        43.5
NET CHARGE-OFFS:
 Commercial:
  Commercial                                                       (3.6)      (1.6)      (6.2)       (7.2)
  Financial institutions                                             --        (.1)        --         (.2)
  Real estate:
   Commercial mortgage                                             (1.7)      (1.5)      (2.6)        3.5
   Construction                                                     1.0        (.1)       1.0         (.1)

    Total commercial                                               (4.3)      (3.3)      (7.8)       (4.0)
 Consumer:
  Residential mortgage                                               .8        1.4        1.6         2.4
  Credit card                                                      23.0       18.9       41.7        39.2
  Other                                                            16.5       12.9       34.0        24.4

    Total consumer                                                 40.3       33.2       77.3        66.0

    Total                                                          36.0       29.9       69.5        62.0
Provision charged to operating expense                             35.0       27.0       66.0        53.0
Additions related to acquisitions                                    --         --       59.1         1.8

Balance at end of period                                         $529.1     $467.5     $529.1      $467.5

Allowance as a percentage of period-end loans                      1.96%      1.82%
Allowance as a percentage of nonperforming loans                    418        388
Allowance as a percentage of nonperforming assets                   339        268



TABLE 7. Net Charge-offs as a Percentage of Average Loans Outstanding

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                   JUNE 30    JUNE 30    JUNE 30     JUNE 30
                                      1996       1995       1996        1995
COMMERCIAL:
 Commercial                           (.15)%     (.08)%     (.14)%      (.19)%
 Financial institutions                 --       (.06)        --        (.06)
 Real Estate:
  Commercial mortgage                 (.23)      (.25)      (.18)        .29
  Construction                         .86       (.11)       .44        (.06)

   Total commercial                   (.12)      (.11)      (.12)       (.07)
CONSUMER:
 Residential mortgage                  .09        .11        .08         .09
 Credit card                          3.56       3.31       3.29        3.45
 Other                                 .96        .83       1.00         .80

   Total consumer                     1.24        .97       1.18         .97

   Total                               .54%       .47%       .52%        .50%



ANALYSIS OF NONPERFORMING ASSETS -- Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At June 30, 1996, nonperforming assets totaled $156.3 million, essentially unchanged from the balance at December 31, 1995, despite the addition of approximately $14 million of nonperforming assets from the FirsTier acquisition. The ratio of nonperforming assets to loans and other real estate was .58 percent at June 30, 1996, unchanged from the level at December 31, 1995.

Accruing loans 90 days or more past due totaled $40.5 million, compared with $38.8 million at December 31, 1995. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were 2.16 percent of the total consumer loan portfolio at June 30, 1996, compared with 2.04 percent of the total consumer portfolio at December 31, 1995. Consumer loans 90 days or more past due totaled .67 percent of the consumer loan portfolio at June 30, 1996, compared with .62 percent at year-end 1995.

TABLE 8. Nonperforming Assets*

                                                   JUNE 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                 1996           1995
COMMERCIAL:
 Commercial                                          $38.2          $25.1
 Real estate:
  Commercial mortgage                                 28.8           42.3
  Construction                                        10.9            1.5

   Total commercial                                   77.9           68.9
CONSUMER:
 Residential mortgage                                 34.7           37.3
 Credit card                                           6.3            5.7
 Other                                                 7.8            6.3

   Total consumer                                     48.8           49.3

   Total nonperforming loans                         126.7          118.2
OTHER REAL ESTATE                                     25.4           33.2
OTHER NONPERFORMING ASSETS                             4.2            2.3

   Total nonperforming assets                       $156.3         $153.7

Nonperforming loans to total loans                     .47%           .45%
Nonperforming assets to total loans plus
  other real estate                                    .58            .58


*Throughout this document, nonperforming assets and related ratios do not include loans more than 90 days past due and still accruing interest.


TABLE 9. Delinquent Loans


                                                      JUNE 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                    1996           1995
Accruing loans 30 days or more past due                $342.3         $335.2
Accruing loans 90 days or more past due                  40.5           38.8

DELINQUENCY RATIOS*:
 Total commercial:
 30 days or more past due                                1.34%          1.36%
 90 days or more past due                                 .57            .56

Total consumer:
 30 days or more past due                                2.16           2.04
 90 days or more past due                                 .67            .62
Total loans:
 30 days or more past due                                1.74           1.72
 90 days or more past due                                 .62            .59



*Ratios include nonperforming loans and are expressed as a percent of ending loan balances.



INTEREST RATE RISK MANAGEMENT -- The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income to risks associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing interest rate risk: Net Interest Income Simulation Modeling, Static Gap Analysis, and Market Value/Duration Analysis.

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

STATIC GAP ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the repricing amounts of the interest rate sensitive assets and liabilities. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the gap analysis primarily for managing interest rate risk beyond one year and has established guidelines, approved by the Company's Board of Directors, for the gap position in the one- to three-year time periods. At June 30, 1996, the cumulative negative repricing gap position at one year was $266 million.

MARKET VALUE/DURATION ANALYSIS: One of the limiting factors of the net interest income simulation model is its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond two years. The Company measures this longer-term component of interest rate risk (referred to as market value or duration risk) by modeling the effect of interest changes on the estimated discounted future cash flows of the Company's assets, liabilities and off-balance sheet instruments.

While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company uses a variety of balance sheet and off-balance sheet financial instruments ("derivatives") to manage its interest rate risk. The Company manages the forecasted net interest income at risk by entering into off-balance sheet transactions (primarily interest rate swaps), investing in fixed-rate assets or increasing variable-rate liabilities. To a lesser degree, the Company also uses interest rate caps and floors to hedge this risk. The Company does not enter into derivative contracts for speculative purposes.

As of June 30, 1996, the Company received payments on $2.6 billion notional amount of interest rate swap agreements, based on fixed interest rates, and made payments based on variable interest rates. These swaps had an average fixed rate of 6.57 percent and an average variable rate, which is tied to various LIBOR rates, of 5.48 percent. The maturity of these agreements ranges from four months to 11 years with an average remaining maturity of 4.5 years. Swaps increased net interest income for the quarters ended June 30, 1996 and 1995 by $8.0 million and $4.7 million, respectively, and the six months ended June 30, 1996 and 1995 by $15.9 million and $9.2 million, respectively.

The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased as of June 30, 1996, was $200 million. The impact of caps on net interest income was not material for the six months ended June 30, 1996 and 1995. To hedge against falling interest rates, the Company uses interest rate floors. The total notional amount of floor agreements purchased as of June 30, 1996, was $1.35 billion. LIBOR-based floors totaled $950 million and Constant Maturity Treasury floors totaled $400 million. The impact of floors on net interest income was not material for the six months ended June 30, 1996 and 1995.


TABLE 10. Interest Rate Swap Hedging Portfolio Notional Balances and Yields by
          Maturity Date

AT JUNE 30, 1996 (DOLLARS IN MILLIONS)

                                                     WEIGHTED         WEIGHTED
                                                      AVERAGE          AVERAGE
RECEIVE FIXED SWAPS*                NOTIONAL    INTEREST RATE    INTEREST RATE
MATURITY DATE                         AMOUNT         RECEIVED             PAID
1996 (remaining six months)             $133             7.54%            5.47%
1997                                     275             6.42             5.46
1998                                     631             6.01             5.47
1999                                     400             6.38             5.48
2000                                     150             6.57             5.49
After 2000**                           1,050             6.90             5.50

Total                                 $2,639             6.57%            5.48%



 *At June 30, 1996, the Company did not have any hedging swaps in its portfolio that required it to pay fixed-rate interest.
**At June 30, 1996, all swaps with a maturity after 2003 hedge fixed-rate subordinated notes.




CAPITAL MANAGEMENT -- The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At June 30, 1996, tangible common equity was $2.4 billion, or 6.8 percent of assets, compared with 6.5 percent of assets at December 31, 1995. The total risk-based capital ratio increased to 11.5 percent at June 30, 1996, from
11.0 percent at December 31, 1995. The increase in the capital ratios reflects earnings retention as well as the issuance of common stock to complete the FirsTier acquisition, partially offset by common stock repurchases.

On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million common shares through December 1997. This new authorization replaces previous authorizations. Approximately 9.1 million shares have been repurchased under the 1996 authorization as of June 30, 1996. In addition, the Board of Directors authorized the retirement of 2.6 million shares repurchased in the second quarter of 1996. Under previous authorizations, the Company repurchased 11.9 million shares in 1995.

TABLE 11. Capital Ratios

                                                    JUNE 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                  1996           1995
Tangible common equity*                              $2,417         $2,184
 As a percent of assets                                 6.8%           6.5%
Tier 1 capital**                                     $2,198         $1,989
 As a percent of risk-adjusted assets                   6.8%           6.5%
Total risk-based capital**                           $3,702         $3,367
 As a percent of risk-adjusted assets                  11.5%          11.0%
Leverage ratio**                                        6.3            6.1


 *Defined as common equity less goodwill.
**In accordance with regulatory guidelines, unrealized securities gains and losses are excluded from these calculations.


ACCOUNTING CHANGES

SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" -- The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121 on January 1, 1996, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. In the first quarter of 1996, the Company recorded a $25.6 million adjustment to the carrying value of certain bank premises following a decision to sell several buildings in connection with the streamlining of the branch distribution network. See Note H for further discussion.

SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" -- SFAS 123 provides an alternative to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based accounting method for stock options and similar equity instruments. Companies that continue to account for such arrangements under APB Opinion No. 25 must disclose the pro forma effect of its fair value based accounting for those arrangements on net income and earnings per share. These disclosure requirements become effective in 1996's year-end financial statements. The Company continues to account for such arrangements in accordance with APB Opinion No. 25.

SFAS 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" -- SFAS 125 addresses whether the transfer of financial assets should be accounted for as a sale and removed from the balance sheet, or as a financing recognized as a borrowing. The Statement uses a "financial components" approach which focuses on control to determine whether the assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal rights to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively, with earlier or retroactive application not permitted. The adoption of SFAS 125 is not expected to have a material impact on the Company.


CONSOLIDATED BALANCE SHEET

                                                            JUNE 30  DECEMBER 31
(IN MILLIONS, EXCEPT SHARES)                                   1996         1995
                                                          (UNAUDITED)
ASSETS
Cash and due from banks                                      $2,066       $1,837
Federal funds sold                                              130           35
Securities purchased under agreements to resell                 430          230
Trading account securities                                      103           86
Available-for-sale securities                                 4,077        3,256
Loans                                                        27,029       26,400
 Less allowance for credit losses                               529          474

 Net loans                                                   26,500       25,926
Bank premises and equipment                                     416          413
Interest receivable                                             216          197
Customers' liability on acceptances                             185          223
Other assets                                                  2,061        1,671

  Total assets                                              $36,184      $33,874


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                         $7,661     $6,357
 Interest-bearing                                            16,928     16,157

  Total deposits                                             24,589     22,514
Federal funds purchased                                       1,176      2,000
Securities sold under agreements to repurchase                  462        269
Other short-term funds borrowed                               2,265      2,116
Long-term debt                                                3,373      3,201
Acceptances outstanding                                         185        223
Other liabilities                                               941        826

  Total liabilities                                          32,991     31,149

Shareholders' equity:
 Preferred stock                                                 89        103
 Common stock, par value $1.25 a share-authorized
  200,000,000 shares; issued: 6/30/96 - 141,747,738
  shares; 12/31/95 - 135,632,324 shares                         177        170
 Capital surplus                                              1,139        909
 Retained earnings                                            2,110      1,918
 Unrealized gain (loss) on securities, net of tax               (34)        23
 Less cost of common stock in treasury:
  6/30/96 - 4,880,788 shares; 12/31/95 - 8,297,756 shares      (288)      (398)

  Total shareholders' equity                                  3,193      2,725

  Total liabilities and shareholders' equity                $36,184    $33,874




CONSOLIDATED STATEMENT OF INCOME

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
(IN MILLIONS, EXCEPT PER SHARE DATA)                                      JUNE 30       JUNE 30       JUNE 30         JUNE 30
(UNAUDITED)                                                                  1996          1995          1996            1995
INTEREST INCOME
Loans                                                                      $582.0        $572.0      $1,156.7        $1,119.2
Securities:
 Taxable                                                                     63.6          56.1         127.4           122.6
 Exempt from federal income taxes                                             7.4           2.8          12.3             5.6
Other interest income                                                        11.7           9.0          22.9            18.1

 Total interest income                                                      664.7         639.9       1,319.3         1,265.5

INTEREST EXPENSE
Deposits                                                                    170.9         186.8         337.9           365.2
Federal funds purchased and repurchase agreements                            27.6          31.9          59.0            62.8
Other short-term funds borrowed                                              28.5          15.7          60.6            22.2
Long-term debt                                                               51.4          46.0         100.9            92.5

 Total interest expense                                                     278.4         280.4         558.4           542.7

Net interest income                                                         386.3         359.5         760.9           722.8
Provision for credit losses                                                  35.0          27.0          66.0            53.0

Net interest income after provision for credit losses                       351.3         332.5         694.9           669.8

NONINTEREST INCOME
Credit card fees                                                             73.5          56.7         136.3           108.3
Trust fees                                                                   58.5          43.0         114.7            84.7
Service charges on deposit accounts                                          34.7          30.3          68.6            62.4
Investment products fees and commissions                                      8.7           6.7          17.2            12.2
Securities gains                                                               .4            --          15.0              --
Termination fee                                                              75.0            --         190.0              --
State income tax refund                                                      65.0            --          65.0              --
Gain on sale of mortgage banking operations                                    --            --          45.8              --
Other                                                                        44.1          53.0          90.8           101.7

 Total noninterest income                                                   359.9         189.7         743.4           369.3

NONINTEREST EXPENSE
Salaries                                                                    114.5         109.8         237.9           221.9
Employee benefits                                                            26.4          25.4          55.3            53.9
Goodwill and other intangible assets                                         19.9          14.2          67.3            28.3
Net occupancy                                                                24.2          24.3          50.0            50.0
Furniture and equipment                                                      22.1          24.8          45.9            48.3
Other personnel costs                                                        14.0           9.8          23.7            17.4
Professional services                                                        10.9          10.5          19.2            17.1
Advertising and marketing                                                    10.2           9.2          17.0            15.5
Third party data processing                                                   5.3           4.4          10.7             8.7
FDIC insurance                                                                3.6          13.8           7.1            27.4
Merger, integration, and resizing                                              --            --          69.9              --
Other                                                                        55.1          57.0         126.6           119.0

 Total noninterest expense                                                  306.2         303.2         730.6           607.5

Income before income taxes                                                  405.0         219.0         707.7           431.6
Applicable income taxes                                                     150.9          81.1         276.8           159.9

Net income                                                                 $254.1        $137.9        $430.9          $271.7

Net income applicable to common equity                                     $252.5        $136.0        $427.6          $267.9


EARNINGS PER COMMON SHARE
Average common and common equivalent shares                           139,774,503   135,855,386   138,382,903     135,718,099
Net income                                                                  $1.81         $1.00         $3.09           $1.97




CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                 UNREALIZED
                                         COMMON                                               GAINS/(LOSSES)
(IN MILLIONS, EXCEPT SHARES)             SHARES   PREFERRED    COMMON     CAPITAL   RETAINED  ON SECURITIES,   TREASURY
(UNAUDITED)                        OUTSTANDING*       STOCK     STOCK     SURPLUS   EARNINGS    NET OF TAXES    STOCK**     TOTAL
BALANCE DECEMBER 31, 1994           133,832,409      $118.1    $168.3      $865.8   $1,592.8         $(106.4)    $(26.7)   $2,611.9
Net income                                                                             271.7                                  271.7
Dividends declared:
 Preferred                                                                              (3.8)                                  (3.8)
 Common                                                                                (97.4)                                 (97.4)
Purchase of treasury stock           (3,684,885)                                                                 (148.0)     (148.0)
Issuance of common stock:
 Acquisitions                         1,619,998                    .3         4.3                                  52.4        57.0
 Dividend reinvestment                  112,723                                .1                                   4.4         4.5
 Stock option and stock purchase
  plans                               1,500,866                    .9        27.7      (15.6)                      25.9        38.9
 Stock warrants exercised                30,174                                          (.9)                       1.1          .2
Redemption of preferred stock             8,281       (12.4)                            (1.0)                                 (13.4)
Change in unrealized
gains/(losses)                                                                                          95.9                   95.9

BALANCE JUNE 30, 1995               133,419,566      $105.7    $169.5      $897.9   $1,745.8          $(10.5)    $(90.9)   $2,817.5

BALANCE DECEMBER 31, 1995           127,334,568      $103.2    $169.5      $909.3   $1,918.2           $22.5    $(397.8)   $2,724.9

Net income                                                                             430.9                                  430.9
Dividends declared:
 Preferred                                                                              (3.3)                                  (3.3)
 Common                                                                               (116.2)                                (116.2)
Purchase and retirement of
 treasury stock                      (9,081,111)                 (3.2)     (152.5)                               (380.3)     (536.0)
Issuance of common stock:
 Acquisitions                        16,460,215                  10.7       361.7      (44.4)                     384.2       712.2
 Dividend reinvestment                  110,332                                                                     6.4         6.4
 Stock option and stock purchase
  plans                               1,540,817                    .2        20.3      (60.5)                      69.9        29.9
Conversion of preferred stock           502,129       (14.5)                           (14.8)                      29.3          --
Change in unrealized
gains/(losses)                                                                                         (56.1)                 (56.1)

BALANCE JUNE 30, 1996               136,866,950       $88.7    $177.2    $1,138.8   $2,109.9          $(33.6)   $(288.3)   $3,192.7



 *Defined as total common shares less common stock held in treasury. **Ending treasury shares were 4,880,788 at June 30, 1996; 8,297,756 at
  December 31, 1995; 2,212,758 at June 30, 1995; and 767,000 at December 31,
  1994.



CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            SIX MONTHS ENDED
                                                           JUNE 30      JUNE 30
(UNAUDITED, IN MILLIONS)                                      1996         1995
OPERATING ACTIVITIES
 Net cash provided by operating activities                  $752.1       $143.9

INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks                           --         28.9
 Loans outstanding                                           137.0       (831.3)
 Securities purchased under agreements to resell            (159.7)       (44.0)
Available-for-sale securities:
 Sales                                                     1,032.2      1,908.1
 Maturities                                                  634.5        275.6
 Purchases                                                  (381.6)      (228.9)
Proceeds from sales of other real estate                      23.0         23.4
Net (purchases) sales of bank premises and equipment         (29.9)         2.6
Cash and cash equivalents of acquired subsidiaries           116.5         16.3
Acquisitions, net of cash received                           (36.5)          --
Sale of mortgage banking operations                          123.7           --
Other - net                                                  (70.9)         2.5

  Net cash provided by investing activities                1,388.3      1,153.2

FINANCING ACTIVITIES
Net cash (used) provided by:
 Deposits                                                   (694.1)    (1,670.5)
 Federal funds purchased and securities sold under
  agreements to repurchase                                  (815.1)      (649.5)
 Short-term borrowings                                       160.0      1,416.9
Long-term debt transactions:
 Proceeds                                                    499.2        150.6
 Principal payments                                         (347.3)      (349.0)
Redemption of preferred stock                                   --        (13.4)
Proceeds from issuance of common stock                        36.3         43.6
Purchase of treasury stock                                  (536.0)      (148.0)
Cash dividends                                              (119.5)      (101.2)

  Net cash used by financing activities                   (1,816.5)    (1,320.5)

  Change in cash and cash equivalents                        323.9        (23.4)
Cash and cash equivalents at beginning of period           1,871.6      1,841.9

  Cash and cash equivalents at end of period              $2,195.5     $1,818.5





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

NOTE B. Accounting Changes

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF -- Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. In the first quarter of 1996, the Company recorded a $25.6 million adjustment to the carrying value of certain bank premises following a decision to sell several buildings in connection with the streamlining of the branch distribution network. See Note H for further discussion.

The Company also performed an evaluation of those intangible assets not covered by SFAS 121 and recorded a first quarter charge of $29.5 million to reduce the carrying value of credit card holder and core deposit intangibles to their fair value. The Company performed this analysis of fair value following its reassessment of business alternatives for a segment of its credit card portfolio and a change in the mix of deposits at certain acquired entities, respectively.

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

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES -- SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," addresses whether the transfer of financial assets should be accounted for as a sale and removed from the balance sheet, or as a financing recognized as a borrowing. The Statement uses a "financial components" approach which focuses on control to determine whether assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal right to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively, with earlier or retroactive application not permitted. The adoption of SFAS 125 is not expected to have a material effect on the Company.

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

The acquisition of FirsTier was accounted for under the purchase method of accounting, and accordingly, the purchase price of $717 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired was recorded as goodwill. Goodwill of $289 million will be amortized over approximately 25 years and core deposit intangibles of $63 million will be amortized over the estimated lives of the deposits of approximately 10 years. The results of operations of FirsTier have been included in the Company's Consolidated Statement of Income since the date of acquisition.

The following pro forma operating results of the Company assume that the FirsTier acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results.

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30             JUNE  30
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)    1996      1995      1996       1995
Net interest income                       $386.3    $388.2    $775.6     $779.4
Net income                                 254.1     144.2     428.7      283.5
Net income per share                        1.81       .99      3.02       1.94



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

SALE OF MORTGAGE BANKING OPERATIONS -- In the first quarter of 1996, the Company sold its servicing and mortgage loan production business to three parties. Bank of America, fsb, a subsidiary of BankAmerica Corporation, purchased approximately $14 billion in mortgage servicing rights. Columbia National, Inc., of Maryland, and Knutson Mortgage Co., of Minnesota, agreed to purchase the Company's loan production business. The Company will now deliver mortgage loan products through bank branches and telemarketing. These transactions resulted in a net gain of $45.8 million.

FIRST INTERSTATE BANCORP -- On November 6, 1995, the Company and First Interstate Bancorp ("First Interstate") announced that they had entered into a definitive agreement whereby the Company would exchange 2.6 shares of its common stock for each share of First Interstate common stock. On January 24, 1996, First Interstate announced that it had terminated the merger agreement with the Company and had entered into a definitive agreement with Wells Fargo & Company ("Wells Fargo"). Under the terms of a settlement agreement, the Company received $125 million on January 24, 1996. The Company received an additional $75 million on April 1, 1996, upon consummation of the merger of First Interstate and Wells Fargo. In addition, all litigation among the parties related to the acquisition of First Interstate has been settled. The Company incurred transaction costs of approximately $10 million in connection with the proposed merger.

NOTE D. Securities

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                 JUNE 30, 1996       DECEMBER 31, 1995

                              AMORTIZED     FAIR    AMORTIZED      FAIR
(IN MILLIONS)                      COST    VALUE         COST     VALUE
U.S. Treasury                      $609     $597         $921      $925
Mortgage-backed
securities                        2,750    2,718        1,703     1,693
Other U.S. agencies                 146      144          157       157
State and political                 515      505          174       179
Other                               112      113          265       302

 Total                           $4,132   $4,077       $3,220    $3,256



NOTE E. Loans

The composition of the loan portfolio was as follows:


                                                JUNE 30    DECEMBER 31
(IN MILLIONS)                                      1996           1995

COMMERCIAL:
 Commercial                                      $9,549         $8,271
 Financial institutions                             990          1,060
 Real estate:
  Commercial mortgage                             3,017          2,784
  Construction                                      481            403

   Total commercial                              14,037         12,518

CONSUMER:
 Residential mortgage                             3,288          4,655
 Residential mortgage held for sale                 114            257
 Home equity and second mortgage                  3,048          2,805
 Credit card                                      2,641          2,586
 Automobile                                       2,048          1,821
 Revolving credit                                   758            757
 Installment                                        639            607
 Student *                                          456            394

   Total consumer                                12,992         13,882

   Total loans                                  $27,029        $26,400



*All or part of the student loan portfolio may be sold when the repayment period begins.

At June 30, 1996, the Company had $78 million in loans considered impaired under SFAS 114 included in nonaccrual loans. Of this amount, $62 million was valued using the fair value of the loans' collateral, $1 million using the present value of expected future cash flows and $15 million was below the Company's threshold for valuing individual loans. Based on the results of this valuation, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended June 30, 1996, the average recorded investment in impaired loans was approximately $73 million. No interest income was recognized on impaired loans during the quarter.

NOTE F. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                          JUNE 30    DECEMBER 31
(IN MILLIONS)                                                1996           1995
Fixed-rate subordinated notes:
 6.625% due May 15, 2003                                     $100           $100
 6.00% due October 15, 2003                                   100            100
 7.55% due June 15, 2004                                      100            100
 8.00% due July 2, 2004                                       125            125
 8.35% due November 1, 2004                                   100            100
 7.625% due May 1, 2005                                       150            150
 6.875% due April 1, 2006                                     125             --
 6.875% due September 15, 2007                                250            250
Step-up subordinated notes - due August 15, 2005              100            100
Floating-rate subordinated notes - due November 30, 2010      107            107
Federal Home Loan Bank advances (4.52% to 7.34%)
 - maturities to August 2000                                  874          1,099
Medium-term notes (5.40%to 5.66%) - maturities to
 August 1999                                                  563            580
Bank notes (5.52% to 6.38%) - maturities to March 2001        600            300
Other                                                          79             90

   Total                                                   $3,373         $3,201



NOTE G. Shareholders' Equity

On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million common shares through December 1997. This new authorization replaces previous authorizations. Approximately 9.1 million shares have been repurchased under the 1996 authorization as of June 30, 1996. In addition, the Board of Directors authorized the retirement of 2.6 million shares repurchased in the second quarter of 1996. Under previous authorizations, the Company repurchased
11.9 million shares in 1995.

NOTE H. Merger, Integration and Resizing Charges

In the first quarter of 1996, the Company recorded merger, integration and resizing charges of $69.9 million. Merger and integration charges of $31.3 million were associated with the acquisitions of FirsTier and the BankAmerica corporate trust business. Resizing charges of $38.6 million were associated with the Company's streamlining of the branch distribution network and trust operations as the Company expands its alternative distribution channels, including telemarketing, automated teller machines and in-store branches. The components of the charges are shown below:


                                                      SIX MONTHS ENDED JUNE 30
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



System conversions, required customer communications and professional services relate to preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses related to the conversion and integration of acquired branches and operations. Premise writedowns include a valuation adjustment of $25.6 million associated with the planned sale of bank-owned properties as the Company consolidates and reduces the space requirements of branch facilities. The Company is presently marketing these bank-owned facilities and expects to dispose of them over the next 12 months. Severance charges include the cost of terminations, other benefits, and outplacement costs associated with the elimination of employees primarily in branch offices and in centralized corporate support and data processing functions.

The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

                                                       SIX MONTHS ENDED JUNE 30
(IN MILLIONS)                                                              1996
BALANCE AT DECEMBER 31, 1995                                              $12.6
Provision charged to operating expense                                     69.9
Cash outlays                                                              (23.7)
Noncash writedowns                                                        (26.0)

Balance at June 30, 1996                                                  $32.8



The Company expects that substantially all remaining costs will be paid by the end of 1996. Additional noncash writedowns are not expected to be significant.


NOTE I. Income Taxes

The components of income tax expense were:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30    JUNE 30    JUNE 30     JUNE 30
(IN MILLIONS)                                     1996       1995       1996        1995
FEDERAL:
 Current tax                                    $123.9      $52.1     $239.8      $104.9
 Deferred tax provision                           11.8       21.7       13.6        40.0

  Federal income tax                             135.7       73.8      253.4       144.9
STATE:
 Current tax                                      15.6        3.2       24.0         6.9
 Deferred tax provision (credit)                   (.4)       4.1        (.6)        8.1

  State income tax                                15.2        7.3       23.4        15.0

Total income tax provision                      $150.9      $81.1     $276.8      $159.9


The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30    JUNE 30    JUNE 30     JUNE 30
(IN MILLIONS)                                     1996       1995       1996        1995
Tax at statutory rate (35%)                      $141.8      $76.7     $247.7      $151.1
State income tax, net of federal tax
benefit                                             9.9        4.8       15.2         9.8
Tax effect of:
 Tax-exempt interest:
  Loans                                            (1.2)      (1.3)      (2.4)       (2.6)
  Securities                                       (2.6)      (1.0)      (4.3)       (2.0)
 Amortization of goodwill                           4.5        2.7       21.0         6.1
 Other items                                       (1.5)       (.8)       (.4)       (2.5)

Applicable income taxes                          $150.9      $81.1     $276.8      $159.9


During the second quarter, the Company received a tax refund of $65 million, including interest, from the State of Minnesota relating to the exemption of interest income received on investments in U.S. government securities for the period 1979 to 1983.

The Company's net deferred tax asset was $250.0 million at June 30, 1996, and $216.3 million at December 31, 1995.


NOTE J. Commitments, Contingent Liabilities and Off-Balance Sheet Financial
        Instruments

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- In the normal course of business, the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                                        JUNE 30    DECEMBER 31
(IN MILLIONS)                                                                              1996           1995
                                                                                         ------         ------
Commitments to extend credit:
 Commercial                                                                              $8,197         $7,240
 Corporate and purchasing cards                                                          10,609          5,220
 Consumer credit card                                                                     8,504          9,247
 Other consumer                                                                           3,508          3,264

Letters of credit:
 Standby                                                                                  1,411          1,412
 Commercial                                                                                 230            161

Interest rate swap contracts:
 Hedges                                                                                   2,639          2,839
 Intermediated                                                                              138            169

Options contracts:
 Hedge interest rate floors purchased                                                     1,350          1,250
 Hedge interest rate caps purchased                                                         200            200
 Intermediated interest rate and foreign exchange caps and floors purchased                 170            126
 Intermediated interest rate and foreign exchange caps and floors written                   170            126
Liquidity support guarantees                                                                101            142
Forward contracts                                                                           110            294
Commitments to sell loans                                                                    --            223
Mortgages sold with recourse                                                                157            242

Foreign currency commitments:
 Commitments to purchase                                                                  1,177            792
 Commitments to sell                                                                      1,174            785


Activity for the six months ended June 30, 1996, with respect to interest rate swaps which the Company uses to hedge commercial loans, subordinated debt, bank notes, certificates of deposit, deposit accounts, and savings certificates was as follows:

(IN MILLIONS)
Notional amount outstanding at December 31, 1995                $2,839
Additions                                                          300
Maturities                                                        (300)
Terminations                                                      (200)

 Notional amount outstanding at June 30, 1996                   $2,639

Weighted average interest rates paid                              5.48%
Weighted average interest rates received                          6.57%



The Company receives fixed rates and pays floating rates on all hedges as of June 30, 1996. Net unamortized deferred gains, which amortize through the year 2000, were $.2 million at June 30, 1996.

At June 30, 1996 and December 31, 1995, LIBOR based interest rate floors totaling $950 million with a remaining maturity of 1.48 years and 2.00 years, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR based floors ranged from 3.25 percent to 4.00 percent at June 30, 1996 and December 31, 1995. Constant Maturity Treasury (CMT) interest rate floors totaling $400 million with an average remaining maturity of 7 months at June 30, 1996 and $300 million with an average remaining maturity of 9 months at December 31, 1995, hedged the reinvestment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 5.70 percent to 6.36 percent at June 30, 1996 and from 6.25 percent to 6.36 percent at December 31, 1995. At June 30, 1996 and December 31, 1995, the total notional amount of interest rate caps purchased was $200 million with an average strike level at 6.00 percent.

COMMITMENTS AND CONTINGENT LIABILITIES -- Various legislative proposals have been made, but not enacted, which would affect the Savings Association Insurance Fund ("SAIF") premium assessments, including a one-time special assessment for SAIF deposits. It is not clear when such legislation will be passed, if at all. Based on current proposals, the Company may be subject to a special assessment of up to $50 million.


NOTE K. Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $924 million and $900 million at June 30, 1996, and December 31, 1995, respectively.




CONSOLIDATED STATEMENT OF CASH FLOWS
Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                             SIX MONTHS ENDED
                                                            JUNE 30     JUNE 30
(IN MILLIONS)                                                  1996        1995
Income taxes paid                                            $192.3      $118.3
Interest paid                                                 556.5       512.7
Net noncash transfers to foreclosed property                   13.2         8.6
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $34.3 in 1996 and
 $59.0 in 1995                                                (56.1)       95.9

Cash acquisitions of businesses:
 Fair value of noncash assets acquired                        $36.5         $--
 Liabilities assumed                                             --          --

  Net                                                         $36.5         $--

Stock acquisitions of businesses:
 Fair value of noncash assets acquired                     $3,627.9      $329.3
 Net cash acquired                                            116.5        16.3
 Liabilities assumed                                       (3,032.2)     (288.6)

  Net value of common stock issued                           $712.2       $57.0





    CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                               FOR THE THREE MONTHS ENDED JUNE 30
                                                              1996                            1995
                                                                         YIELDS                          YIELDS    % CHANGE
(IN MILLIONS)                                                               AND                             AND     AVERAGE
(UNAUDITED)                                       BALANCE   INTEREST      RATES    BALANCE   INTEREST     RATES     BALANCE
ASSETS
Securities:
 U.S. Treasury                                       $646       $9.9       6.16%      $988      $15.2      6.17%      (34.6)%
 Mortgage-backed                                    2,828       49.3       7.01      1,920       33.1      6.91        47.3
 State & political subdivisions                       522       11.5       8.86        177        4.8     10.88       194.9
 U.S. agencies and other                              267        4.1       6.18        488        7.3      6.00       (45.3)

  Total securities                                  4,263       74.8       7.06      3,573       60.4      6.78        19.3
  Unrealized loss on available-for-sale
   securities                                         (34)                             (50)

   Net securities                                   4,229                            3,523
Trading account securities                             91        1.3       5.75         93        1.2      5.18        (2.2)
Federal funds sold and resale agreements              482        6.2       5.17        293        4.4      6.02        64.5
Loans:
 Commercial:
  Commercial                                        9,412      184.0       7.86      8,166      178.1      8.75        15.3
  Financial institutions                              981       10.3       4.22        642        6.6      4.12        52.8
  Real estate:
   Commercial mortgage                              3,023       67.0       8.91      2,428       55.5      9.17        24.5
   Construction                                       465       10.3       8.91        363        8.7      9.61        28.1

   Total commercial                                13,881      271.6       7.87     11,599      248.9      8.61        19.7
 Consumer:
  Residential mortgage                              3,358       66.7       7.99      5,003       93.8      7.52       (32.9)
  Residential mortgage held for sale                  160        2.9       7.29        210        4.0      7.64       (23.8)
  Home equity and second mortgage                   2,977       70.7       9.55      2,587       63.2      9.80        15.1
  Credit card                                       2,597       73.1      11.32      2,292       72.0     12.60        13.3
  Other                                             3,959       98.7      10.03      3,673       92.1     10.06         7.8

   Total consumer                                  13,051      312.1       9.62     13,765      325.1      9.47        (5.2)

   Total loans                                     26,932      583.7       8.72     25,364      574.0      9.08         6.2
 Allowance for credit losses                          536                              473                             13.3

  Net loans                                        26,396                           24,891                              6.0
Other earning assets                                  337        4.2       5.01        236        3.4      5.78        42.8

   Total earning assets*                           32,105      670.2       8.40     29,559      643.4      8.73         8.6
Cash and due from banks                             1,846                            1,709                              8.0
Other assets                                        2,541                            2,160                             17.6

   Total assets                                   $35,922                          $32,905                              9.2%

LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                      $6,578                           $5,435                             21.0%
 Interest-bearing deposits:
  Interest checking                                 3,169       10.6       1.35      2,854       11.8      1.66        11.0
  Money market accounts                             4,263       37.4       3.53      3,928       37.5      3.83         8.5
  Other savings accounts                            1,683        8.9       2.13      1,697       10.8      2.55         (.8)
  Savings certificates                              7,432      100.2       5.42      8,107      107.4      5.31        (8.3)
  Certificates over $100,000                          916       13.8       6.06      1,160       19.3      6.67       (21.0)

   Total interest-bearing deposits                 17,463      170.9       3.94     17,746      186.8      4.22        (1.6)
Short-term borrowings                               4,047       56.1       5.58      3,077       47.6      6.20        31.5
Long-term debt                                      3,462       51.4       5.97      2,876       46.0      6.42        20.4

   Total interest-bearing liabilities              24,972      278.4       4.48     23,699      280.4      4.75         5.4
Other liabilities                                   1,150                              995                             15.6
Preferred equity                                       90                              106                            (15.1)
Common equity                                       3,153                            2,701                             16.7
Unrealized loss on available-for-sale
 securities, net of taxes                             (21)                             (31)                           (32.3)
   Total liabilities and shareholders' equity     $35,922                          $32,905                              9.2%

Net interest income                                           $391.8                           $363.0

Gross interest margin                                                      3.92%                           3.98%

Gross interest margin without taxable-
 equivalent increments                                                     3.85%                           3.93%

Net interest margin                                                        4.91%                           4.93%

Net interest margin without taxable-
 equivalent increments                                                     4.84%                           4.88%



 Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

 Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.



CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                 FOR THE SIX MONTHS ENDED JUNE 30
                                                              1996                            1995
                                                                         YIELDS                          YIELDS    % CHANGE
(IN MILLIONS)                                                               AND                             AND     AVERAGE
(UNAUDITED)                                       BALANCE   INTEREST      RATES    BALANCE   INTEREST     RATES     BALANCE
ASSETS
Securities:
 U.S. Treasury                                       $771      $23.9       6.23%    $1,027      $31.4       6.17%     (24.9)%
 Mortgage-backed                                    2,671       92.6       6.97      2,190       74.7       6.88       22.0
 State & political subdivisions                       434       19.4       8.99        176        9.4      10.77      146.6
 U.S. agencies and other                              331       10.2       6.20        519       15.6       6.06      (36.2)

  Total securities                                  4,207      146.1       6.98      3,912      131.1       6.76        7.5
  Unrealized loss on available-for-sale
   securities                                          (1)                             (94)

   Net securities                                   4,206                            3,818
Trading account securities                             99        2.6       5.28         87        2.3       5.33       13.8
Federal funds sold and resale agreements              486       12.6       5.21        302        9.0       6.01       60.9
Loans:
 Commercial:
  Commercial                                        9,039      358.0       7.96      7,832      341.8       8.80       15.4
  Financial institutions                            1,005       22.0       4.40        683       13.5       3.99       47.1
  Real estate:
   Commercial mortgage                              2,964      133.2       9.04      2,436      108.4       8.97       21.7
   Construction                                       454       20.7       9.17        360       16.9       9.47       26.1

   Total commercial                                13,462      533.9       7.98     11,311      480.6       8.57       19.0
 Consumer:
  Residential mortgage                              3,625      140.8       7.81      5,036      189.9       7.60      (28.0)
  Residential mortgage held for sale                  190        6.9       7.30        192        7.5       7.88       (1.0)
  Home equity and second mortgage                   2,918      139.5       9.61      2,517      119.9       9.61       15.9
  Credit card                                       2,548      146.4      11.55      2,293      143.5      12.62       11.1
  Other                                             3,888      193.0       9.98      3,631      181.8      10.10        7.1

   Total consumer                                  13,169      626.6       9.57     13,669      642.6       9.48       (3.7)

   Total loans                                     26,631    1,160.5       8.76     24,980    1,123.2       9.07        6.6
 Allowance for credit losses                          519                              475                              9.3

  Net loans                                        26,112                           24,505                              6.6
Other earning assets                                  315        7.7       4.92        232        6.9       6.00       35.8

   Total earning assets*                           31,738    1,329.5       8.42     29,513    1,272.5       8.69        7.5
Cash and due from banks                             1,786                            1,693                              5.5
Other assets                                        2,479                            2,167                             14.4

   Total assets                                   $35,483                          $32,804                              8.2%


LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits                      $6,363                           $5,472                             16.3 %
 Interest-bearing deposits:
  Interest checking                                 3,085       20.8       1.36      2,910       24.2       1.68        6.0
  Money market accounts                             4,170       73.7       3.55      3,834       71.8       3.78        8.8
  Other savings accounts                            1,666       17.8       2.15      1,814       23.0       2.56       (8.2)
  Savings certificates                              7,352      197.8       5.41      8,226      209.7       5.14      (10.6)
  Certificates over $100,000                          908       27.8       6.16      1,120       36.5       6.57      (18.9)

   Total interest-bearing deposits                 17,181      337.9       3.96     17,904      365.2       4.11       (4.0)
Short-term borrowings                               4,267      119.6       5.64      2,808       85.0       6.10       52.0
Long-term debt                                      3,368      100.9       6.02      2,905       92.5       6.42       15.9

   Total interest-bearing liabilities              24,816      558.4       4.53     23,617      542.7       4.63        5.1
Other liabilities                                   1,126                            1,008                             11.7
Preferred equity                                       96                              106                             (9.4)
Common equity                                       3,082                            2,663                             15.7
Unrealized loss on available-for-sale
 securities, net of taxes                              --                              (62)                           100.0

   Total liabilities and shareholders' equity     $35,483                          $32,804                              8.2%

Net interest income                                           $771.1                           $729.8

Gross interest margin                                                      3.89%                            4.06%

Gross interest margin without taxable-
 equivalent increments                                                     3.83%                            4.02%

Net interest margin                                                        4.89%                            4.99%

Net interest margin without taxable-
 equivalent increments                                                     4.82%                            4.94%



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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    11 Computation of Primary and Fully Diluted Net Income Per Common Share

    12 Computation of Ratio of Earnings to Fixed Charges

    27 Article 9 Financial Data Schedule*

(b) REPORTS ON FORM 8-K

    During the three months ended June 30, 1996, the Company did not file any Current Reports on Form 8-K.

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

                                    FIRST BANK SYSTEM, INC.

                                    By: /s/ DAVID J. PARRIN
                                        David J. Parrin
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer and Duly
                                        Authorized Officer)

DATE: August 13, 1996









[LOGO] First Bank System                                         First Class
       P.O. BOX 522                                              U.S. Postage
       MINNEAPOLIS, MINNESOTA                                    PAID
       55480                                                     Permit No. 2440
                                                                 Minneapolis, MN







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

MAIL. If you don't have access to a fax machine or prefer not to use FBS's fax-on-demand service, we will, on request, mail to you our quarterly earnings news release. To be added to FBS's mailing list, please contact Investor & Corporate Relations, First Bank System, First Bank Place, Minneapolis, Minnesota, 55402, (612) 973-2434.

INTERNET. For information about FBS, including news releases, product information, and a list of service locations, access FBS's home page on the world wide web. The address is www.fbs.com.

For further information, contact John Danielson, Senior Vice President, (612) 973-2261, or Karin Glasgow, Vice President, (612) 973-2264.

STOCK AND DIVIDEND INFORMATION
For matters related specifically to First Bank System stock records or dividend payments, contact the Office of the Corporate Secretary, (612) 973-0334.

DIVIDEND REINVESTMENT
For information regarding First Bank System's dividend reinvestment plan, contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.