Form 10-Q
period 1996-09-30
FIRST BANK SYSTEM INC
filed 1996-11-13
CIK 36104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

              Class                       Outstanding as of October 31, 1996
Common Stock, $1.25 Par Value                      134,518,031 shares




                              FINANCIAL SUMMARY

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30     SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               1996             1995            1996            1995

Income before nonrecurring items                         $   169.1        $   145.7       $   496.3       $   417.4
Nonrecurring items                                           (31.6)              --            72.1              --

Net income                                               $   137.5        $   145.7       $   568.4       $   417.4

PER COMMON SHARE
Primary income before nonrecurring items                 $    1.22        $    1.08       $    3.56       $    3.05
Nonrecurring items                                            (.23)              --             .52              --

Primary net income                                       $     .99        $    1.08       $    4.08       $    3.05

Fully diluted income before nonrecurring items           $    1.20        $    1.06       $    3.50       $    2.99
Nonrecurring items                                            (.22)              --             .51              --

Fully diluted net income                                 $     .98        $    1.06       $    4.01       $    2.99

Earnings on a cash basis before nonrecurring items*      $    1.34        $    1.16       $    3.91       $    3.30
Nonrecurring items                                            (.23)              --             .71              --

Earnings on a cash basis (fully diluted)*                $    1.11        $    1.16       $    4.62       $    3.30

Dividends paid                                               .4125            .3625          1.2375          1.0875
Common shareholders' equity                                  22.84            20.33

RETURN ON AVERAGE ASSETS
Income before nonrecurring items                              1.90%            1.76%           1.87%           1.70%
Nonrecurring items                                            (.35)              --             .27              --

Return on average assets                                      1.55%            1.76%           2.14%           1.70%

RETURN ON AVERAGE COMMON EQUITY
Income before nonrecurring items                              21.4%            21.2%           21.2%           20.9%
Nonrecurring items                                            (4.0)              --             3.2              --

Return on average common equity                               17.4%            21.2%           24.4%           20.9%

Net interest margin (taxable-equivalent basis)                4.91%            4.85%           4.89%           4.94%
Efficiency ratio before nonrecurring items                    49.8             51.3            50.2            54.0

Efficiency ratio                                              58.1             53.9            51.4            54.8


                                                   SEPTEMBER 30    DECEMBER 31
                                                           1996           1995
PERIOD END
Loans                                                   $27,037        $26,400
Allowance for credit losses                                 521            474
Assets                                                   36,843         33,874
Total shareholders' equity                                3,181          2,725
Tangible common equity to total
assets                                                      6.7%           6.5%
Tier 1 capital ratio                                        6.7            6.5
Total risk-based capital ratio                             11.4           11.0
Leverage ratio                                              6.4            6.1


* Calculated by adding amortization of goodwill and other intangible assets to net income.

Refer to Earnings Summary on page 2 for a description of nonrecurring items.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX


PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2)     2
Financial Statements (Item 1)                                                                     14

PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)                                                         27
Signature                                                                                         27
Exhibit 3   -- Bylaws of First Bank System, Inc., as amended                                      **
Exhibit 10A -- First Bank System, Inc. 1996 Stock Incentive Plan, as amended                      **
Exhibit 10B -- First Bank System, Inc. Restated Employee Stock Purchase Plan, as amended          **
Exhibit 11  -- Computation of Primary and Fully Diluted Net Income Per Common Share               28
Exhibit 12  -- Computation of Ratio of Earnings to Fixed Charges                                  29
Exhibit 27  -- Article 9 Financial Data Schedule                                                  **


**Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.



MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

First Bank System, Inc. (the "Company") reported third quarter 1996 operating earnings (net income excluding nonrecurring items) of $169.1 million, an increase of $23.4 million, or 16 percent, from the third quarter of 1995. On a per share basis, operating earnings were $1.22 in the third quarter of 1996, compared with $1.08 in the third quarter of 1995. Return on average assets and return on average common equity, excluding nonrecurring items, were 1.90 percent and 21.4 percent, compared with returns of 1.76 percent and 21.2 percent in the third quarter of 1995. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 49.8 percent from 51.3 percent in the third quarter of 1995.

Net income of $137.5 million in the third quarter of 1996 included a $51 million ($31.6 million, or $.23 per share on an after-tax basis) one-time special assessment by the Federal Deposit Insurance Corporation ("FDIC") on deposits insured by the Savings Association Insurance Fund ("SAIF"). On a per share basis, net income was $.99 compared with $1.08 in the third quarter of 1995. Return on average assets and return on average common equity were 1.55 percent and 17.4 percent, compared with returns of 1.76 percent and 21.2 percent in the third quarter of 1995.

Third quarter operating results reflected growth in net interest and noninterest income, controlled operating expenses, and effective capital management. Net interest income on a taxable-equivalent basis was $391.3 million, an increase of $30.8 million (9 percent) from the third quarter of 1995. Noninterest income increased $34.8 million (19 percent) from the third quarter of 1995, excluding nonrecurring items, primarily as a result of growth in credit card and trust fees. Excluding nonrecurring items, third quarter 1996 noninterest expense increased $24.4 million (9 percent) compared with the same period in 1995 primarily because of acquisitions. Compared with noninterest expense for third quarter 1995, adjusted to include acquisitions and exclude divestitures, noninterest expense declined $11.6 million, or 4 percent, in the third quarter of 1996.

Net income for the first nine months of 1996 was $568.4 million, or $4.08 per share, compared with $417.4 million, or $3.05 per share, in 1995. Year-to-date return on average assets and return on average common equity were 2.14 percent and 24.4 percent compared with returns of 1.70 percent and 20.9 percent year-to-date 1995.

Nonrecurring items totaled $72.1 million ($138.0 million on a pre-tax basis), or $.52 per share for the first nine months of 1996. Nonrecurring gains were: $190 million, net of expenses, received for the termination of the First Interstate Bancorp ("First Interstate") merger agreement; a $65 million refund of state income taxes, including interest; $45.8 million in gain on the sale of the Company's mortgage banking operations; and, $15 million in net securities gains. In addition to the $51 million SAIF special assessment, nonrecurring charges included: $31.3 million in merger and integration charges associated with the acquisitions of FirsTier Financial, Inc. ("FirsTier") and the corporate trust business of BankAmerica Corporation ("BankAmerica"); $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment of cardholder and core deposit intangibles; $10.1 million for a one-time employee bonus; and, $17.3 million to acquire software and write off other miscellaneous assets.


TABLE 1. Summary of Consolidated Income

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
(TAXABLE-EQUIVALENT BASIS;                        SEPTEMBER 30      SEPTEMBER 30      SEPTEMBER 30         SEPTEMBER 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)            1996             1995              1996                 1995


Interest income                                      $ 672.0          $ 640.9          $ 2,001.5            $ 1,913.4
Interest expense                                       280.7            280.4              839.1                823.1
 Net interest income                                   391.3            360.5            1,162.4              1,090.3
Provision for credit losses                             35.0             31.0              101.0                 84.0
 Net interest income after provision for credit
  losses                                               356.3            329.5            1,061.4              1,006.3
Nonrecurring gains                                        --             31.0              315.8                 31.0
Other noninterest income                               220.3            185.5              647.9                554.8
Nonrecurring charges                                    51.0             31.0              177.8                 31.0
Other noninterest expense                              304.5            280.1              908.3                887.6
 Income before income taxes                            221.1            234.9              939.0                673.5
Taxable-equivalent adjustment                            5.4              3.4               15.6                 10.4
Income taxes                                            78.2             85.8              355.0                245.7
 Net income                                          $ 137.5          $ 145.7          $   568.4            $   417.4
Return on average assets                                1.55%            1.76%              2.14%                1.70%
Return on average common equity                         17.4             21.2               24.4                 20.9
Net interest margin                                     4.91             4.85               4.89                 4.94
Efficiency ratio                                        58.1             53.9               51.4                 54.8
Efficiency ratio before nonrecurring items              49.8             51.3               50.2                 54.0
Per Common Share:
Net income                                           $   .99          $  1.08          $    4.08            $    3.05
Dividends paid                                         .4125            .3625             1.2375               1.0875



Excluding nonrecurring items, operating earnings for the first nine months of 1996 were $496.3 million, an increase of $78.9 million (19 percent) compared with 1995. On a per share basis, operating earnings were $3.56 in the first nine months compared with $3.05 in 1995, a 17 percent increase. On the same basis, year-to-date return on average assets was 1.87 percent, up from 1.70 percent in 1995; return on average common equity was 21.2 percent, up from 20.9 percent in 1995; and the efficiency ratio was 50.2 percent, down from 54.0 percent in 1995.

Credit quality remained strong in the third quarter of 1996. Nonperforming assets totaled $145.7 million at September 30, 1996, down $8.0 million (5 percent) and $21.2 million (13 percent) from December 31, 1995 and September 30, 1995. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 431 percent compared with 401 percent at the end of 1995 and 400 percent at September 30, 1995. See "Analysis of Nonperforming Assets" for additional information.

Operating results reflect acquisition and divestiture activity. On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier, which had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. In the first quarter of 1996, the Company sold its servicing and mortgage loan production business, and during the fourth quarter of 1995 and the first quarter of 1996, the Company completed its acquisition of the corporate trust business of BankAmerica.

On September 26, 1996, the Company announced that it will acquire the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues. The transaction is expected to close in the first quarter of 1997.

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

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Net income was $49.4 million and $149.8 million in the third quarter and first nine months of 1996 compared with $49.0 million and $135.7 million in the same periods in 1995. Third quarter and year-to-date 1996 return on average assets increased to 1.50 percent and 1.51 percent from 1.39 percent and 1.29 percent in the same periods in 1995. Third quarter and year-to-date return on equity was 20.0 percent and 20.4 percent compared with 20.3 percent and 19.7 percent in the same periods in 1995.

The increase in net interest income resulted from growth in core commercial and nonmortgage consumer loans and the February 1996 acquisition of FirsTier. The provision for credit losses increased to $17.1 million in the first nine months of 1996, compared with $11.9 million in 1995. Growth in average loans, excluding residential mortgage loan balances, and higher consumer loan charge-offs contributed to the increase. Noninterest income and expense were higher in 1996 compared with 1995, reflecting the impact of acquisitions.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Net earnings increased 22 percent in the third quarter and 28 percent in the first nine months of 1996 compared with the same periods in 1995. Third quarter return on assets was 2.54 percent, essentially unchanged from third quarter 1995, and return on equity was
27.5 percent compared with 27.9 percent in 1995. Year-to-date return on assets and return on equity were 2.40 percent and 25.9 percent compared with returns of
2.25 percent and 24.5 percent in 1995.

Fee-based noninterest income increased approximately 25 percent in the third quarter and the first nine months of 1996 compared with the same periods in 1995. The increases were due to growth in the sales volume of the Corporate Card, the Purchasing Card, the First Bank WorldPerks(r) VISA(r) card, and the expansion of the ATM network. Net interest income decreased slightly due to a change in the loan mix. Average commercial loans, which are primarily noninterest-earning Corporate and Purchasing Card balances, comprised approximately 30 percent of the portfolio during the third quarter and first nine months of 1996, compared with approximately 25 percent in the same periods of 1995. Noninterest expense was relatively flat, despite an increase in sales volume, reflecting ongoing expense control and the recognition of initial investment expenses in 1995 associated with the expansion of the ATM network. The efficiency ratio improved to 42.4 percent in the third quarter and 44.1 percent in the first nine months of 1996 from 46.7 percent and 49.0 percent in the same periods of 1995.


TABLE 2. Line of Business Financial Performance

                                                                                                                CORPORATE TRUST
                                                                            BUSINESS BANKING                           AND
                                                                                   AND                           INSTITUTIONAL
                                             RETAIL                         PRIVATE FINANCIAL     COMMERCIAL        FINANCIAL
                                             BANKING        PAYMENT SYSTEMS      SERVICES           BANKING          SERVICES
                                                                   THREE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN MILLIONS)                      1996     1995     1996      1995     1996     1995     1996     1995    1996    1995
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)              $191.2   $177.2    $35.5     $37.2   $100.9    $82.1    $52.8    $53.3   $10.3    $6.0
Provision for credit losses                 5.7      8.2     23.3      17.6      3.4      2.8      2.5      2.4      --      --
Noninterest income                         40.1     36.8     89.6      70.9     28.4     23.1     13.6     13.3    48.6    33.7
Noninterest expense                       146.1    126.5     53.0      50.5     51.0     43.0     18.5     21.3    35.1    24.7
Income taxes and
 taxable-equivalent adjustment             30.1     30.3     18.5      15.2     28.4     22.6     17.2     16.3     9.0     5.7
 Income before nonrecurring items         $49.4    $49.0    $30.3     $24.8    $46.5    $36.8    $28.2    $26.6   $14.8    $9.3

AVERAGE BALANCE SHEET DATA:
Commercial loans                           $462     $382   $1,208      $848   $6,794   $5,521   $5,303   $4,896     $--     $--
Consumer loans                            9,698   10,682    2,708     2,347      596      498       --       --      --      --
Assets                                   13,063   13,943    4,737     3,886    9,719    7,781    6,642    5,936   1,177     672
Deposits                                 16,998   16,371       37        41    3,679    3,037    1,590    1,588   1,045     737
Common equity                               982      959      439       353      933      724      465      416     290     170
Return on average assets                   1.50%    1.39%    2.54%     2.53%    1.90%    1.88%    1.69%    1.78%      *       *
Return on average common
 equity ("ROCE")                           20.0     20.3     27.5      27.9     19.8     20.2     24.1     25.4    20.3%   21.7%
ROCE on a cash basis**                     22.6     22.2     29.3      30.9     21.1     20.9     24.4     25.6    26.9    26.7%
Efficiency ratio                           63.2     59.1     42.4      46.7     39.4     40.9     27.9     32.0    59.6    62.2
Efficiency ratio on a cash basis**         60.3     57.0     40.7      44.3     37.1     39.7     27.4     31.5    51.6    56.9

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                           1996     1995     1996      1995     1996     1995     1996     1995    1996    1995
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis)              $568.6   $531.7   $111.9    $117.4   $293.4   $247.2   $156.0   $164.9   $26.9   $19.5
Provision for credit losses                17.1     11.9     66.1      56.8     10.0      8.1      7.7      7.2      --      --
Noninterest income                        120.0    105.9    240.9     194.9     87.2     71.2     46.2     46.0   148.9    99.5
Noninterest expense                       429.7    406.5    155.5     152.9    148.0    134.2     58.9     68.5   107.2    78.9
Income taxes and
 taxable-equivalent adjustment             92.0     83.5     49.9      38.9     84.7     67.0     51.6     51.4    26.1    15.3
  Income before nonrecurring items       $149.8   $135.7    $81.3     $63.7   $137.9   $109.1    $84.0    $83.8   $42.5   $24.8

AVERAGE BALANCE SHEET DATA:
Commercial loans                           $437     $347   $1,084      $759   $6,673   $5,408   $5,370   $4,909     $--     $--
Consumer loans                            9,822   10,688    2,602     2,311      586      495       --       --      --      --
Assets                                   13,231   14,058    4,516     3,786    9,601    7,772    6,723    6,031   1,157     700
Deposits                                 17,138   17,053       42        37    3,593    3,154    1,560    1,651     951     775
Common equity                               981      920      420       347      911      703      471      422     288     172
Return on average assets                   1.51%    1.29%    2.40%     2.25%    1.92%    1.88%    1.67%    1.86%      *       *
Return on average common
 equity ("ROCE")                           20.4     19.7     25.9      24.5     20.2     20.7     23.8     26.5    19.7%   19.3%
ROCE on a cash basis**                     23.0     21.7     28.3      27.5     21.4     21.4     24.1     26.7    26.4    24.2
Efficiency ratio                           62.4     63.8     44.1      49.0     38.9     42.1     29.1     32.5    61.0    66.3
Efficiency ratio on a cash basis**         59.6     61.6     42.0      46.5     36.8     41.0     28.7     32.1    53.0    61.0


* Not meaningful

** Calculated by excluding amortization of goodwill and other intangible assets.

Note: Preferred dividends and nonrecurring items are not allocated to the business lines. The Company's mortgage banking operations, which were sold in first quarter 1996, are not reflected in the table.


BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Business Banking and Private Financial Services includes middle-market banking services, private banking, and personal trust. Third quarter and year-to-date 1996 net income increased 25 percent compared with the same periods in 1995. Third quarter return on assets was 1.90 percent compared with 1.88 percent in 1995, and return on equity was
19.8 percent compared with 20.2 percent in 1995. Year-to-date performance ratios showed similar trends.

Net interest income in the third quarter and year-to-date increased consistent with a 23 percent growth in average loan balances as well as acquisitions. The 23 percent increase in noninterest income in the third quarter and first nine months of 1996 compared with 1995 resulted from acquisitions and a more effective approach to charging for private financial services. Noninterest expense increased in 1996 compared with 1995 reflecting the impact of acquisitions. The efficiency ratio improved to 39.4 percent in the third quarter and 38.9 percent in the first nine months of 1996 from 40.9 percent and 42.1 percent in the same periods in 1995.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies. Net earnings increased 6 percent in the third quarter and remained relatively flat in the first nine months of 1996. Third quarter return on assets was 1.69 percent compared with 1.78 percent in 1995, and return on equity was 24.1 percent compared with 25.4 percent in 1995. Year-to-date return on assets was 1.67 percent compared with 1.86 percent in 1995, and return on equity was 23.8 percent compared with 26.5 percent in 1995.

Although third quarter and year-to-date average loans increased $407 million, or 8 percent, and $461 million, or 9 percent, from the same periods in 1995, net interest income decreased reflecting lower interest recoveries and narrowing spreads in this highly competitive sector. Noninterest income remained relatively flat in the third quarter and first nine months of 1996 compared with the same periods in 1995. The decrease in noninterest expense for both the third quarter and first nine months of 1996, compared to the same periods in 1995, reflected the benefits of increased operational efficiencies. The efficiency ratio improved to 27.9 percent in the third quarter and 29.1 percent in the first nine months of 1996 compared to 32.0 percent and 32.5 percent in the same periods in 1995.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Earnings increased 59 percent in the third quarter and 71 percent in the first nine months of 1996 compared with the same periods in the prior year. The return on average equity was 20.3 percent in the third quarter and 19.7 percent in the first nine months of 1996, compared with 21.7 percent and 19.3 percent in the same periods in 1995.

Net earnings increased over 1995 primarily due to the Company's strategy to grow its fee-based businesses. The efficiency ratio improved to 59.6 percent in the third quarter and 61.0 percent in the first nine months of 1996 from 62.2 percent in the third quarter and 66.3 percent in the first nine months of 1995, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis was $391.3 million in the third quarter of 1996, an increase of $30.8 million (9 percent) from the third quarter of 1995, and $1.2 billion in the first nine months of 1996, an increase of $72 million (7 percent) from the same period in 1995. The increases were attributable primarily to growth in average loans in the third quarter and first nine months of 1996, compared with the same periods in 1995. In the first quarter of 1996, $1.3 billion of residential mortgage loans were securitized and reclassified to available-for-sale securities to enhance liquidity and financial management flexibility. Excluding residential mortgage loan balances, average loans for both the third quarter and first nine months of 1996 were higher by approximately $3.1 billion than the same periods in 1995, reflecting growth in core commercial and consumer loans, as well as the February 1996 acquisition of FirsTier. Average securities for the third quarter and first nine months of 1996 were higher than the respective 1995 periods, reflecting the transfer of securitized mortgage loan balances in the first quarter of 1996 and the addition of securities acquired with FirsTier, offset by maturities and sales.

Partially offsetting the impact of higher average loan balances in the third quarter and first nine months of 1996, compared with the same periods of 1995, was the effect of a lower average yield on loans. The average yield on loans for both the third quarter and first nine months of 1996 was 8.76 percent compared with 8.95 percent and 9.03 percent in 1995. The decrease was due to declining market interest rates over the past year. The net interest margin in the third quarter and first nine months of 1996 was essentially unchanged at 4.91 percent and 4.89 percent compared with 4.85 percent and 4.94 percent in 1995.


TABLE 3. Analysis of Net Interest Income

                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30  SEPTEMBER 30      SEPTEMBER 30  SEPTEMBER 30
(DOLLARS IN MILLIONS)                                                         1996          1995               1996       1995


Net interest income (taxable-equivalent basis)                                $391.3        $360.5           $1,162.4   $1,090.3

Average balances of earning assets supported by:
 Interest-bearing liabilities                                                $24,519       $23,336            $24,717   $23,522
 Noninterest-bearing liabilities                                               7,179         6,144              7,008     5,979
Total earning assets                                                         $31,698       $29,480            $31,725   $29,501

Average yields and weighted average rates (taxable-equivalent basis):
 Earning assets yield                                                           8.43%         8.63%              8.43%   8.67%
 Rate paid on interest-bearing liabilities                                      4.55          4.77               4.53    4.68

Gross interest margin                                                           3.88%         3.86%              3.90%   3.99%

Net interest margin                                                             4.91%         4.85%              4.89%   4.94%

Net interest margin without taxable-equivalent increments                       4.84%         4.81%              4.83%   4.89%



PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $35.0 million in the third quarter of 1996, up $4.0 million compared with $31 million in 1995. The provision for the first nine months of 1996 increased $17.0 million to $101 million from the first nine months of 1995. These increases resulted from increased loan volumes, higher credit card net charge-offs, and lower commercial loan recoveries. Refer to "Corporate Risk Management" for further information on the credit quality.

NONINTEREST INCOME -- Third quarter noninterest income was $220.3 million, compared with $216.5 million in the third quarter of 1995, and $963.7 million year-to-date 1996 compared with $585.8 million in 1995. Nonrecurring gains included in noninterest income in the first nine months of 1996 totaled $315.8 million, including a $190 million termination fee received from the First Interstate transaction, net of $10 million in costs; a $65 million state tax refund, including interest; a $45.8 million gain on the sale of the Company's mortgage banking operations; and, $15 million in net securities gains. Noninterest income in 1995 included a $31 million nonrecurring gain on the sale of 63 branches.

Excluding nonrecurring items, noninterest income was $220.3 million, a 19 percent increase from the third quarter of 1995 and $647.9 million for the first nine months of 1996, a 17 percent increase from the first nine months of 1995. The improvement in both periods resulted primarily from growth in credit card and trust fees and the addition of FirsTier and other acquisitions, offset in part by the loss of mortgage banking revenues. Credit card fees increased due to higher sales volumes for Corporate and Purchasing Cards and the First Bank WorldPerks VISA card. Trust fees were up with the acquisition of the corporate trust business of BankAmerica, the acquisition of FirsTier and core growth in personal and institutional trust revenues. Service charges on deposits increased primarily as a result of increased demand deposits and the acquisition of FirsTier. Other noninterest income decreased, reflecting the impact of the sale of the Company's mortgage banking operations discussed above.

TABLE 4. Noninterest Income

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30
(DOLLARS IN MILLIONS)                                         1996            1995            1996             1995

Credit card fees                                             $79.5            $62.7          $215.8           $171.0
Trust fees                                                    57.1             42.8           171.8            127.5
Service charges on deposit accounts                           36.9             30.9           105.5             93.3
Investment products fees and commissions                       7.4              7.8            24.6             20.0
Trading account profits and commissions                        3.2              2.4             9.7              8.0
Securities gains                                                --               --            15.0               --
Termination fee, net                                            --               --           190.0               --
State income tax refund                                         --               --            65.0               --
Gain on sale of mortgage banking operations                     --               --            45.8               --
Gain on sale of branches                                        --             31.0              --             31.0
Other                                                          36.2            38.9           120.5            135.0
 Total noninterest income                                    $220.3          $216.5          $963.7           $585.8





TABLE 5. Noninterest Expense

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30
(DOLLARS IN MILLIONS, EXCEPT PER EMPLOYEE DATA)                            1996            1995           1996         1995
Salaries                                                                  $113.4          $108.0          $351.3      $329.9
Employee benefits                                                           25.5            22.1            80.8        76.0

 Total personnel expense                                                   138.9           130.1           432.1       405.9

Goodwill and other intangible assets                                        19.6            13.9            86.9        42.2
Net occupancy                                                               24.2            24.3            74.2        74.3
Furniture and equipment                                                     21.1            23.5            67.0        71.8
Other personnel costs                                                       16.7            11.0            40.4        28.4
Professional services                                                        8.3             8.5            27.5        25.6
Advertising and marketing                                                    9.1             8.4            26.1        23.9
Telephone                                                                    7.3             6.1            20.0        18.2
Printing, stationery and supplies                                            5.8             5.4            17.7        16.0
Postage                                                                      5.7             5.4            17.4        17.0
Third party data processing                                                  5.3             4.2            16.0        12.9
FDIC insurance                                                               3.5             2.8            10.6        30.2
SAIF special assessment                                                     51.0              --            51.0        --
Merger, integration, and resizing                                             --              --            69.9        --
Other                                                                       39.0            67.5           129.3       152.2

 Total noninterest expense                                                $355.5          $311.1        $1,086.1      $918.6

Efficiency ratio*                                                           58.1%           53.9%           51.4%       54.8%
Efficiency ratio before nonrecurring items                                  49.8            51.3            50.2        54.0
Average number of employees (full-time equivalents)                       12,889          12,894          13,092      13,335
Annualized personnel expense per employee                                $43,107         $40,360         $44,007     $40,585


*Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.

NONINTEREST EXPENSE -- Third quarter noninterest expense was $355.5 million compared with $311.1 million in the third quarter of 1995, and $1.1 billion in the first nine months of 1996 compared with $918.6 million in 1995. Nonrecurring charges in the third quarter of 1996 included a $51 million one-time special assessment by the FDIC on SAIF deposits. Nonrecurring charges in the first nine months of 1996 totaled $177.8 million, including merger, integration and resizing charges of $31.3 million for the acquisitions of FirsTier and the BankAmerica corporate trust business and $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to estimated fair value; $10.1 million for a one-time, $750 per-employee bonus to thank employees for staying focused on customers and shareholder value during the bid for First Interstate; $17.3 million to acquire credit card and revolving credit software and to write off other miscellaneous assets; and, the $51 million SAIF deposits special assessment. Nonrecurring charges in the third quarter and first nine months of 1995 included the write-off of $23 million of unamortized software costs related to a change in the Company's policy to expense software costs and an $8 million write-off of other miscellaneous assets. Refer to Note H for further information on merger, integration and resizing charges.

On a pro forma basis (including acquired companies and excluding divested businesses and nonrecurring items), noninterest expense declined $11.6 million (4 percent) in the current quarter and $91 million (9 percent) year-to-date. These reductions were achieved as a result of effective acquisition integration and ongoing expense control. Year-to-date 1996 noninterest expense also benefited from a reduction in FDIC premiums. Excluding nonrecurring items, the Company's efficiency ratio improved to 49.8 percent in the third quarter and
50.2 percent in the first nine months of 1996, from 51.3 percent and 54.0 percent in the same periods in 1995.

Total salaries and benefits, excluding nonrecurring charges, increased $8.8 million (7 percent) and $16.1 million (4 percent) for the third quarter and first nine months of 1996 compared with the same periods in 1995, reflecting recent acquisitions. Average full-time equivalent employees remained relatively unchanged at 12,889 in 1996 compared with 12,894 in 1995.

Compared with the same periods in 1995, amortization of goodwill and intangibles for the third quarter and first nine months of 1996, excluding the valuation adjustment discussed above, increased as a result of FirsTier and the BankAmerica corporate trust business acquisitions. The increases in other personnel expense related to several technology projects currently in process.

FDIC insurance premiums were lower in the first nine months of 1996 compared with the same period last year because the FDIC suspended the assessment of premiums on deposits covered by the Bank Insurance Fund ("BIF"). Third quarter 1995 included a $10 million premium rebate on BIF deposits for the period from June 1, 1995 to September 30, 1995. In addition to the one-time special assessment, BIF-insured institutions are required to assist paying interest on the Financing Corp. ("FICO") bonds, which financed the resolution of the thrift industry series. The FICO assessment will be 1.3 basis points of deposits for BIF-insured institutions and 6.4 basis points of deposits for SAIF-insured institutions starting in 1997 or $1.5 million per quarter based upon September 30, 1996 deposits. The FDIC plans to refund a portion of the fourth quarter 1996 premiums, or about $3 million for the Company.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $78.2 million in the third quarter and $355.0 million in the first nine months of 1996, compared with $85.8 million and $245.7 million in the same periods of 1995. The third quarter 1996 provision reflects the impact of the nonrecurring special assessment discussed above, offset partially by a higher level of operating earnings. The year-to-date increase was primarily the result of a higher level of taxable income and the nonrecurring items discussed above.


BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio increased $637 million to $27.0 billion at September 30, 1996, from $26.4 billion at December 31, 1995. Growth in most commercial and consumer loan categories was partially offset by a decrease in residential mortgage-related balances. This decrease reflects the securitization of $1.3 billion of residential mortgage loans, which were reclassified to available-for-sale securities in the first quarter of 1996. The securitization enhances liquidity and financial management flexibility. Excluding residential mortgages, average loans for both the third quarter and first nine months of 1996 were higher than the same periods in 1995 by approximately $3.1 billion, reflecting growth in core commercial and consumer loans as well as the acquisition of FirsTier.

SECURITIES -- At September 30, 1996, securities totaled $3.8 billion compared with $3.3 billion at December 31, 1995, reflecting the securitization discussed above and the addition of approximately $900 million of FirsTier securities, offset by maturities and sales.

DEPOSITS -- Noninterest-bearing deposits were $8.1 billion at September 30, 1996, up from $6.4 billion at December 31, 1995. Interest-bearing deposits were $16.9 billion at September 30, 1996, up from $16.2 billion at December 31, 1995. The increases were primarily due to the acquisitions of FirsTier and the corporate trust business of BankAmerica.

BORROWINGS -- Long-term debt was $3.4 billion at September 30, 1996, up from $3.2 billion at December 31, 1995. In March 1996, the Company placed $125 million in 6.875 percent subordinated debt in the form of 10-year noncallable notes. The Company also issued $300 million in medium-term bank notes during the first quarter of 1996. These issuances were partially offset by a net decrease of $170 million in Federal Home Loan Bank Advances and Holding Company Medium-term notes.


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



TABLE 6. Summary of Allowance for Credit Losses

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30 SEPTEMBER 30
(DOLLARS IN MILLIONS)                                   1996           1995           1996         1995
Balance at beginning of period                        $ 529.1        $ 467.5        $ 473.5      $ 474.7

CHARGE-OFFS:
 Commercial:
  Commercial                                             12.4            7.5           31.5         19.4
  Financial institutions                                   --             --             --           --
  Real estate:
   Commercial mortgage                                     .2            3.5           11.9         13.6
   Construction                                            --             .1            1.0           .1
    Total commercial                                     12.6           11.1           44.4         33.1

 Consumer:
  Residential mortgage                                    1.3            1.3            3.4          4.1
  Credit card                                            24.9           20.4           71.9         65.3
  Other                                                  23.0           19.9           68.2         55.7

    Total consumer                                       49.2           41.6          143.5        125.1

    Total                                                61.8           52.7          187.9        158.2

RECOVERIES:
 Commercial:
  Commercial                                              7.2            9.1           32.5         28.2
  Financial institutions                                   --             .3             --           .5
  Real estate:
   Commercial mortgage                                    4.6            4.6           18.9         11.2
   Construction                                            --             --             --           .1

    Total commercial                                     11.8           14.0           51.4         40.0

 Consumer:
  Residential mortgage                                     .2             --             .7           .4
  Credit card                                             2.2            2.8            7.5          8.5
  Other                                                   4.9            5.9           16.1         17.3

    Total consumer                                        7.3            8.7           24.3         26.2

    Total                                                19.1           22.7           75.7         66.2

NET CHARGE-OFFS:
 Commercial:
  Commercial                                              5.2           (1.6)          (1.0)        (8.8)
  Financial institutions                                   --            (.3)            --          (.5)
  Real estate:
   Commercial mortgage                                   (4.4)          (1.1)          (7.0)         2.4
   Construction                                            --             .1            1.0           --

    Total commercial                                       .8           (2.9)          (7.0)        (6.9)

 Consumer:
  Residential mortgage                                    1.1            1.3            2.7          3.7
  Credit card                                            22.7           17.6           64.4         56.8
  Other                                                  18.1           14.0           52.1         38.4

    Total consumer                                       41.9           32.9          119.2         98.9

    Total                                                42.7           30.0          112.2         92.0

Provision charged to operating expense                   35.0           31.0          101.0         84.0
Additions related to acquisitions                          --             --           59.1          1.8

Balance at end of period                              $ 521.4        $ 468.5        $ 521.4      $ 468.5

Allowance as a percentage of period-end loans            1.93%          1.81%
Allowance as a percentage of nonperforming loans          431            400
Allowance as a percentage of nonperforming assets         358            281

TABLE 7. Net Charge-offs as a Percentage of Average Loans Outstanding

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30
                                                    1996            1995            1996             1995
COMMERCIAL:
 Commercial                                          .22%           (.08)%          (.01)%           (.15)%
 Financial institutions                               --            (.15)             --             (.09)
 Real Estate:
  Commercial mortgage                               (.58)           (.18)           (.31)             .13
  Construction                                        --             .12             .28               --

   Total commercial                                  .02            (.10)           (.07)            (.08)

CONSUMER:
 Residential mortgage                                .13             .10             .10              .09
 Credit card                                        3.33            2.98            3.31             3.29
 Other                                              1.04             .88            1.02              .83

   Total consumer                                   1.28             .94            1.21              .96

   Total                                             .63%            .47%            .56%             .49%


ANALYSIS OF NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $42.7 million and $112.2 million in the third quarter and first nine months of 1996, up from $30.0 million and $92.0 million in the same periods in 1995. Commercial loan net charge-offs for the quarter were $.8 million compared with net recoveries of $2.9 million for the third quarter of 1995. Commercial loan net recoveries were $7.0 million for the first nine months of 1996 compared with $6.9 million for the same period in 1995. Third quarter and year-to-date consumer loan net charge-offs increased $9.0 million (27 percent) from the third quarter of 1995 and $20.3 million (21 percent) from year-to-date 1995 reflecting higher average nonmortgage loan balances and higher loss ratios. Excluding first mortgage loans, the annualized ratio of consumer net charge-offs to average loans in the third quarter of 1996 was 1.68 percent, essentially flat with the ratio in the second quarter of 1996, but up from 1.44 percent in the same period of last year. The ratio of total net charge-offs to average loans was .63 percent in the third quarter of 1996 compared with .47 percent in the third quarter of 1995.



TABLE 8. Nonperforming Assets*

                                                                               SEPTEMBER 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                                              1996           1995

COMMERCIAL:
 Commercial                                                                         $38.7          $25.1
 Real estate:
  Commercial mortgage                                                                31.4           42.3
  Construction                                                                       10.6            1.5
   Total commercial                                                                  80.7           68.9

CONSUMER:
 Residential mortgage                                                                37.3           37.3
 Credit card                                                                           --            5.7
 Other                                                                                3.0            6.3
   Total consumer                                                                    40.3           49.3
   Total nonperforming loans                                                        121.0          118.2

OTHER REAL ESTATE                                                                    19.4           33.2

OTHER NONPERFORMING ASSETS                                                            5.3            2.3

 Total nonperforming assets                                                        $145.7         $153.7

Nonperforming loans to total loans                                                    .45%           .45%
Nonperforming assets to total loans plus other real
estate                                                                                .54            .58

*Throughout this document, nonperforming assets and related ratios do not include loans more than 90 days past due and still accruing interest.


TABLE 9. Delinquent Loans

                                                             SEPTEMBER 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                           1996           1995
Accruing loans 30 days or more past due                         $343.3         $335.2
Accruing loans 90 days or more past due                           43.3           38.8

DELINQUENCY RATIOS*:

Total commercial:
 30 days or more past due                                         1.32%          1.36%
 90 days or more past due                                          .59            .56

Total consumer:
 30 days or more past due                                         2.15           2.04
 90 days or more past due                                          .62            .62

Total loans:
 30 days or more past due                                         1.72           1.72
 90 days or more past due                                          .61            .59


*Ratios include nonperforming loans and are expressed as a percent of ending loan balances.


ANALYSIS OF NONPERFORMING ASSETS -- Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At September 30, 1996, nonperforming assets totaled $145.7 million, down $8.0 million (5 percent) from the balance at December 31, 1995. During the third quarter of 1996, the Company conformed its reporting practice for nonperforming loans to that of most banks and has excluded restructured revolving consumer loans from nonperforming loans. At December 31, 1995, nonperforming loans included $9.5 million of revolving consumer loans. Revolving consumer loans are charged off at specific delinquency dates (generally 120 days). The ratio of nonperforming assets to loans and other real estate was .54 percent at September 30, 1996, down from .58 percent at December 31, 1995.

Accruing loans 90 days or more past due totaled $43.3 million compared with $38.8 million at December 31, 1995. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were 2.15 percent of the total consumer loan portfolio at September 30, 1996 compared with 2.04 percent of the total consumer portfolio at December 31, 1995. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .62 percent at September 30, 1996, unchanged from year-end 1995.

INTEREST RATE RISK MANAGEMENT -- The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income to risks associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing interest rate risk: Net Interest Income Simulation Modeling, Market Value/Duration Analysis, and Static Gap Analysis.

Net Interest Income Simulation: The Company has developed a net interest income simulation model to measure near-term (under one year) risk due to changes in interest rates. The model is particularly useful because it incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. The balance sheet changes are based on forecasted prepayments of loans and securities, loan and deposit growth, and historical pricing spreads. The model is updated monthly with the current balance sheet structure and the current forecast of expected balance sheet changes. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the current yield curve of 1 percent, 2 percent and 3 percent. ALCO also calculates the sensitivity of the simulation results to changes in the key assumptions, such as the Prime/LIBOR spread. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO has established guidelines, approved by the Company's Board of Directors, that limit the estimated change in net interest income, assuming modest changes in Prime/LIBOR spreads and deposit pricing lags, over the succeeding 12 months to approximately 3 percent of forecasted net interest income, given a 1 percent change in interest rates.

Market Value/Duration Analysis: One of the limiting factors of the net interest income simulation model is its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond two years. The Company measures this longer-term component of interest rate risk (referred to as market value or duration risk) by modeling the effect of interest changes on the estimated discounted future cash flows of the Company's current assets, liabilities and off-balance sheet instruments.

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

As of September 30, 1996, the Company received payments on $2.7 billion notional amount of interest rate swap agreements, based on fixed interest rates, and made payments based on variable interest rates. These swaps had an average fixed rate of 6.59 percent and an average variable rate, which is tied to various LIBOR rates, of 5.51 percent. The maturity of these agreements ranges from one month to 11 years with an average remaining maturity of 4.27 years. Swaps increased net interest income for third quarter 1996 by $6.3 million and $5.6 million in 1995, and year-to-date 1996 by $22.2 million and $14.8 million in 1995.

TABLE 10. Interest Rate Swap Hedging Portfolio Notional Balances and
          Yields by Maturity Date


AT SEPTEMBER 30, 1996 (DOLLARS IN MILLIONS)
                                                                             WEIGHTED         WEIGHTED
                                                                              AVERAGE          AVERAGE
RECEIVE FIXED SWAPS*                                        NOTIONAL    INTEREST RATE    INTEREST RATE
MATURITY DATE                                                 AMOUNT         RECEIVED             PAID
1996 (remaining three months)                                   $133             7.54%            5.48%
1997                                                             275             6.42             5.48
1998                                                             581             6.03             5.51
1999                                                             450             6.40             5.46
2000                                                             150             6.57             5.50
After 2000**                                                   1,100             6.89             5.54
Total                                                         $2,689             6.59%            5.51%

*At September 30, 1996, the Company did not have any hedging swaps in its portfolio that required it to pay fixed-rate interest.
**Of the total amount maturing after the year 2000 $925 million hedges fixed rate subordinate notes.


TABLE 11. Capital Ratios

                                                        SEPTEMBER 30    DECEMBER 31
(DOLLARS IN MILLIONS)                                           1996           1995
Tangible common equity*                                       $2,416         $2,184
 As a percent of assets                                          6.7%           6.5%
Tier 1 capital**                                              $2,185         $1,989
 As a percent of risk-adjusted assets                            6.7%           6.5%
Total risk-based capital**                                    $3,685         $3,367
 As a percent of risk-adjusted assets                           11.4%          11.0%
Leverage ratio**                                                 6.4            6.1


*Defined as common equity less goodwill.

**In accordance with regulatory guidelines, unrealized securities gains and losses are excluded from these calculations.


The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased at September 30, 1996, was $100 million. The impact of caps on net interest income was not material for year-to-date periods in 1996 and 1995. To hedge against falling interest rates, the Company uses interest rate floors which had a total notional amount purchased at September 30, 1996 of $1.15 billion. LIBOR-based floors totaled $950 million and Constant Maturity Treasury floors totaled $200 million. The impact of floors on net interest income was not material for year-to-date 1996 and 1995.

CAPITAL MANAGEMENT -- The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At September 30, 1996, tangible common equity was $2.4 billion, or
6.7 percent of assets, compared with 6.5 percent of assets at December 31, 1995. The total risk-based capital ratio increased to 11.4 percent at September 30, 1996, from 11.0 percent at December 31, 1995. The increase in the capital ratios reflects earnings retention as well as the issuance of common stock to complete the FirsTier acquisition, offset by common stock repurchases.

On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million common shares through December 1997. This new authorization replaces previous authorizations. Approximately 11.1 million shares have been repurchased under the 1996 authorization as of September 30, 1996. In addition, the Board of Directors authorized the retirement of 2.6 million shares repurchased in the second quarter of 1996. Under previous authorizations, the Company repurchased
11.9 million shares in 1995.


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


SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" -- SFAS 123 provides an alternative to Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based accounting method for stock options and similar equity instruments. Companies that continue to account for such arrangements under APB Opinion No. 25 must disclose the pro forma effect of its fair value based accounting for those arrangements on net income and earnings per share. These disclosure requirements are effective in 1996's year-end financial statements. The Company continues to account for such arrangements in accordance with APB Opinion No. 25.

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



CONSOLIDATED BALANCE SHEET

                                                                                         SEPTEMBER 30   DECEMBER 31
(IN MILLIONS, EXCEPT SHARES)                                                                   1996          1995
                                                                                          (UNAUDITED)

ASSETS
Cash and due from banks                                                                        $2,990        $1,837
Federal funds sold                                                                                 62            35
Securities purchased under agreements to resell                                                   566           230
Trading account securities                                                                         76            86
Available-for-sale securities                                                                   3,778         3,256
Loans                                                                                          27,037        26,400
 Less allowance for credit losses                                                                 521           474

 Net loans                                                                                     26,516        25,926
Bank premises and equipment                                                                       408           413
Interest receivable                                                                               203           197
Customers' liability on acceptances                                                               210           223
Other assets                                                                                    2,034         1,671
  Total assets                                                                                $36,843       $33,874

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing                                                                           $8,094        $6,357
 Interest-bearing                                                                              16,914        16,157
  Total deposits                                                                               25,008        22,514
Federal funds purchased                                                                           961         2,000
Securities sold under agreements to repurchase                                                    590           269
Other short-term funds borrowed                                                                 2,390         2,116
Long-term debt                                                                                  3,443         3,201
Acceptances outstanding                                                                           210           223
Other liabilities                                                                               1,060           826

  Total liabilities                                                                            33,662        31,149

Shareholders' equity:
 Preferred stock                                                                                   87           103
 Common stock, par value $1.25 a share - authorized 200,000,000 shares;
  issued: 9/30/96 - 141,747,738 shares; 12/31/95 - 135,632,324 shares                             177           170
 Capital surplus                                                                                1,145           909
 Retained earnings                                                                              2,170         1,918
 Unrealized gain (loss) on securities, net of tax                                                 (17)           23
 Less cost of common stock in treasury:
  9/30/96 - 6,300,788 shares; 12/31/95 - 8,297,756 shares                                        (381)         (398)
  Total shareholders' equity                                                                    3,181         2,725
  Total liabilities and shareholders' equity                                                  $36,843       $33,874




CONSOLIDATED STATEMENT OF INCOME

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
(IN MILLIONS, EXCEPT PER-SHARE DATA)                        SEPTEMBER 30      SEPTEMBER 30       SEPTEMBER 30      SEPTEMBER 30
(UNAUDITED)                                                     1996              1995               1996               1995
INTEREST INCOME
Loans                                                         $588.1             $573.8           $1,744.8           $1,693.0
Securities:
 Taxable                                                        59.3               52.6              186.7              175.2
 Exempt from federal income taxes                                6.8                2.8               19.1                8.4
Other interest income                                           12.4                8.3               35.3               26.4

 Total interest income                                         666.6              637.5            1,985.9            1,903.0

INTEREST EXPENSE
Deposits                                                       169.2              173.0              507.1              538.2
Federal funds purchased and repurchase agreements               31.6               24.8               90.6               87.6
Other short-term funds borrowed                                 29.2               34.6               89.8               56.8
Long-term debt                                                  50.7               48.0              151.6              140.5

 Total interest expense                                        280.7              280.4              839.1              823.1

Net interest income                                            385.9              357.1            1,146.8            1,079.9
Provision for credit losses                                     35.0               31.0              101.0               84.0

Net interest income after provision for credit
losses                                                         350.9              326.1            1,045.8              995.9

NONINTEREST INCOME
Credit card fees                                                79.5               62.7              215.8              171.0
Trust fees                                                      57.1               42.8              171.8              127.5
Service charges on deposit accounts                             36.9               30.9              105.5               93.3
Investment products fees and commissions                         7.4                7.8               24.6               20.0
Securities gains                                                  --                 --               15.0                 --
Termination fee                                                   --                 --              190.0                 --
State income tax refund                                           --                 --               65.0                 --
Gain on sale of mortgage banking operations                       --                 --               45.8                 --
Gain on sale of branches                                          --               31.0                 --               31.0
Other                                                           39.4               41.3              130.2              143.0
 Total noninterest income                                      220.3              216.5              963.7              585.8

NONINTEREST EXPENSE
Salaries                                                       113.4              108.0              351.3              329.9
Employee benefits                                               25.5               22.1               80.8               76.0
Goodwill and other intangible assets                            19.6               13.9               86.9               42.2
Other personnel costs                                           16.7               11.0               40.4               28.4
FDIC insurance                                                   3.5                2.8               10.6               30.2
SAIF special assessment                                         51.0                 --               51.0                 --
Merger, integration, and resizing                                 --                 --               69.9                 --
Other                                                          125.8              153.3              395.2              411.9

 Total noninterest expense                                     355.5              311.1            1,086.1              918.6

Income before income taxes                                     215.7              231.5              923.4              663.1
Applicable income taxes                                         78.2               85.8              355.0              245.7

Net income                                                    $137.5             $145.7             $568.4            $ 417.4

Net income applicable to common equity                        $135.9             $143.9             $563.5            $ 411.8

EARNINGS PER COMMON SHARE
Average common and common equivalent shares              137,679,789        133,648,942        138,122,270        135,007,519
Net income                                                      $.99              $1.08              $4.08              $3.05




CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                   UNREALIZED
                                        COMMON                                                 GAINS/(LOSSES)
(IN MILLIONS, EXCEPT SHARES)            SHARES    PREFERRED    COMMON     CAPITAL    RETAINED  ON SECURITIES,   TREASURY
(UNAUDITED)                       OUTSTANDING*        STOCK     STOCK     SURPLUS    EARNINGS    NET OF TAXES   STOCK**    TOTAL
BALANCE DECEMBER 31, 1994          133,832,409       $118.1    $168.3      $865.8    $1,592.8      $(106.4)     $(26.7)   $2,611.9
Net income                                                                              417.4                                417.4
Dividends declared:
 Preferred                                                                               (5.6)                                (5.6)
 Common                                                                                (145.2)                              (145.2)
Purchase of treasury stock          (7,991,505)                                                                 (341.8)     (341.8)
Issuance of common stock:
 Acquisitions                        1,619,998                     .3         4.3                                 52.4        57.0
 Dividend reinvestment                 169,590                                 .3                                  6.8         7.1
 Stock option and stock
  purchase plans                     1,725,303                     .9        29.2       (20.1)                    35.1        45.1
 Stock warrants exercised               34,404                                           (1.0)                     1.2          .2
Redemption/conversion of
 preferred stock                        39,164        (13.3)                             (1.3)                     1.5       (13.1)
Change in unrealized
 gains/(losses)                                                                                      103.2                   103.2

BALANCE SEPTEMBER 30, 1995         129,429,363       $104.8    $169.5      $899.6    $1,837.0        $(3.2)    $(271.5)   $2,736.2

BALANCE DECEMBER 31, 1995          127,334,568       $103.2    $169.5      $909.3    $1,918.2        $22.5     $(397.8)   $2,724.9

Net income                                                                              568.4                                568.4
Dividends declared:
 Preferred                                                                               (4.9)                                (4.9)
 Common                                                                                (172.5)                              (172.5)
Purchase and retirement of
 treasury stock                    (11,092,711)                  (3.2)     (151.4)                              (508.0)     (662.6)
Issuance of common stock:
 Acquisitions                       16,460,215                   10.7       361.7       (44.4)                   384.2       712.2
 Dividend reinvestment                 154,765                                 .3                                  9.1         9.4
 Stock option and stock
  purchase plans                     2,041,052                     .2        25.5       (78.7)                    99.1        46.1
Conversion of preferred stock          549,061        (15.9)                            (16.1)                    32.0          --
Change in unrealized gains/(losses)                                                                  (39.6)                  (39.6)

BALANCE SEPTEMBER 30, 1996         135,446,950        $87.3    $177.2    $1,145.4    $2,170.0       $(17.1)    $(381.4)   $3,181.4


*Defined as total common shares less common stock held in treasury.
**Ending treasury shares were 6,300,788 at September 30, 1996; 8,297,756 at December 31, 1995; 6,202,961 at September 30, 1995; and 767,000 at December 31,
1994.



CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                         SEPTEMBER 30   SEPTEMBER 30
(UNAUDITED, IN MILLIONS)                                                         1996           1995

OPERATING ACTIVITIES
Net cash provided by operating activities                                   $1,097.7         $515.6

INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks                                              --           29.1
 Loans outstanding                                                               41.9         (996.1)
 Securities purchased under agreements to resell                               (296.2)         103.6
Available-for-sale securities:
 Sales                                                                        1,225.7        1,978.1
 Maturities                                                                     801.3          411.3
 Purchases                                                                     (416.3)        (296.6)
Proceeds from sales of other real estate                                         38.0           34.6
Net purchases of bank premises and equipment                                    (43.1)          (4.1)
Cash and cash equivalents of acquired subsidiaries                              116.5           16.3
Acquisitions, net of cash received                                              (37.9)            --
Sale of mortgage banking operations                                             162.1             --
Other - net                                                                     (54.3)           2.5

  Net cash provided by investing activities                                   1,537.7        1,278.7

FINANCING ACTIVITIES
Net cash (used) provided by:
 Deposits                                                                      (274.1)      (2,624.4)
 Federal funds purchased and securities sold under
  agreements to repurchase                                                     (903.0)        (965.9)
 Short-term borrowings                                                          284.6        1,885.2
Long-term debt transactions:
 Proceeds                                                                       649.3          700.6
 Principal payments                                                            (427.8)        (564.6)
Redemption of preferred stock                                                      --          (13.1)
Proceeds from issuance of common stock                                           55.5           52.4
Purchase of treasury stock                                                     (662.6)        (341.8)
Cash dividends                                                                 (177.4)        (150.8)

  Net cash used by financing activities                                      (1,455.5)      (2,022.4)

  Change in cash and cash equivalents                                         1,179.9         (228.1)
Cash and cash equivalents at beginning of period                              1,871.6        1,841.9

  Cash and cash equivalents at end of period                                 $3,051.5       $1,613.8



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

The Company also performed an evaluation of those intangible assets not covered by SFAS 121 and recorded a first quarter charge of $29.5 million to reduce the carrying value of credit card holder and core deposit intangibles to their fair value. The Company performed this analysis of the fair value following its reassessment of business alternatives for a segment of its credit card portfolio and a change in the mix of deposits at certain acquired entities, respectively.

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

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                1996      1995        1996         1995
Net interest income                                  $385.9    $386.0    $1,161.5     $1.165.4
Net income                                            137.5     153.6       566.2        437.1
Net income per share                                    .99      1.06        4.01         3.00

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

COMERICA CORPORATE TRUST BUSINESS -- On September 26, 1996, the Company announced that it had signed a definitive agreement to acquire the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues. The transaction is expected to close in the first quarter of 1997.

NOTE D. Securities

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                      SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                       AMORTIZED     FAIR    AMORTIZED      FAIR
(IN MILLIONS)                               COST    VALUE         COST     VALUE
U.S. Treasury                               $634     $623         $921      $925
Mortgage-backed securities                 2,577    2,563        1,703     1,693
Other U.S. agencies                           60       60          157       157
State and political                          496      491          174       179
Other                                         39       41          265       302
 Total                                    $3,806   $3,778       $3,220    $3,256

NOTE E. Loans


The composition of the loan portfolio was as follows:

                                                       SEPTEMBER 30    DECEMBER 31
(IN MILLIONS)                                                  1996           1995

COMMERCIAL:
 Commercial                                                  $9,682         $8,271
 Financial institutions                                         756          1,060
 Real estate:
  Commercial mortgage                                         3,034          2,784
  Construction                                                  582            403
   Total commercial                                          14,054         12,518

CONSUMER:
 Residential mortgage                                         3,164          4,655
 Residential mortgage held for sale                              47            257
 Home equity and second mortgage                              3,144          2,805
 Credit card                                                  2,769          2,586
 Automobile                                                   2,013          1,821
 Revolving credit                                               736            757
 Installment                                                    621            607
 Student *                                                      489            394
   Total consumer                                            12,983         13,882
   Total loans                                              $27,037        $26,400


* All or part of the student loan portfolio may be sold when the repayment period begins.

At September 30, 1996, the Company had $81 million in loans considered impaired under SFAS 114 included in nonaccrual loans. Of this amount, $64 million was valued using the fair value of the loans' collateral, $1 million using the present value of expected future cash flows and $16 million was below the Company's threshold for valuing individual loans. Based on the results of this valuation, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended September 30, 1996, the average recorded investment in impaired loans was approximately $79 million. No interest income was recognized on impaired loans during the quarter.

NOTE F. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                            SEPTEMBER 30   DECEMBER 31
(IN MILLIONS)                                                                                       1996          1995
Fixed-rate subordinated notes:
 6.625% due May 15, 2003                                                                            $100          $100
 6.00% due October 15, 2003                                                                          100           100
 7.55% due June 15, 2004                                                                             100           100
 8.00% due July 2, 2004                                                                              125           125
 8.35% due November 1, 2004                                                                          100           100
 7.625% due May 1, 2005                                                                              150           150
 6.875% due April 1, 2006                                                                            125            --
 6.875% due September 15, 2007                                                                       250           250
Step-up subordinated notes - due August 15, 2005                                                     100           100
Floating-rate subordinated notes - due November 30, 2010                                             107           107
Federal Home Loan Bank advances (4.91% to 7.34%) - maturities to March 2011                          996         1,099
Medium-term notes (5.38% to 5.64%) - maturities to August 1999                                       513           580
Bank notes (5.47% to 6.38%) - maturities to March 2001                                               600           300
Other                                                                                                 77            90
   Total                                                                                          $3,443        $3,201

NOTE G. Shareholders' Equity

On February 21, 1996, the Board of Directors authorized the repurchase of up to 25 million common shares through December 1997. This authorization replaces previous authorizations. Approximately 11.1 million shares have been repurchased under this authorization as of September 30, 1996. In addition, the Board of Directors authorized the retirement of 2.6 million shares repurchased in the second quarter of 1996. Under previous authorizations, the Company repurchased
11.9 million shares in 1995.

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

                                                                                             NINE
                                                                                     MONTHS ENDED
                                                                                     SEPTEMBER 30
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

System conversions, required customer communications and professional services relate to preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses related to the conversion and integration of acquired branches and operations. Premise writedowns include a valuation adjustment of $25.6 million associated with the planned sale of bank-owned properties as the Company consolidates and reduces the space requirements of branch facilities. The Company is presently marketing these bank-owned facilities and expects to complete the sales of the properties over the next three to six months. Severance charges include the cost of terminations, other benefits, and outplacement costs associated with the elimination of employees primarily in branch offices and in centralized corporate support and data processing functions.

The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

                                                       NINE
                                               MONTHS ENDED
                                               SEPTEMBER 30
(IN MILLIONS)                                          1996
BALANCE AT DECEMBER 31, 1995                          $12.6
Provision charged to operating expense                 69.9
Cash outlays                                          (36.3)
Noncash writedowns                                    (26.0)
Balance at September 30, 1996                         $20.2

The Company expects that substantially all remaining costs will be paid by the end of the 1996 or early 1997. Additional noncash writedowns are not expected to be significant.



NOTE I. Income Taxes

The components of income tax expense were:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30
(IN MILLIONS)                                                1996            1995            1996             1995
FEDERAL:
 Current tax                                                $72.0           $65.0          $311.8           $169.9
 Deferred tax provision (credit)                             (1.3)           11.8            12.3             51.8
  Federal income tax                                         70.7            76.8           324.1            221.7
STATE:
 Current tax                                                  8.0            11.3            32.0             18.2
 Deferred tax provision (credit)                              (.5)           (2.3)           (1.1)             5.8
  State income tax                                            7.5             9.0            30.9             24.0
Total income tax provision                                  $78.2           $85.8          $355.0           $245.7

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30
(IN MILLIONS)                                                1996            1995            1996             1995
Tax at statutory rate (35%)                                 $75.5           $81.0          $323.2           $232.1
State income tax, net of federal tax benefit                  4.9             5.8            20.1             15.6
Tax effect of:
 Tax-exempt interest:
  Loans                                                      (1.1)           (1.3)           (3.5)            (3.9)
  Securities                                                 (2.4)            (.9)           (6.7)            (2.9)
 Amortization of goodwill                                     4.3             3.0            25.3              9.1
 Other items                                                 (3.0)           (1.8)           (3.4)            (4.3)
Applicable income taxes                                     $78.2           $85.8          $355.0           $245.7

During the second quarter, the Company received a tax refund of $65 million, including interest, from the State of Minnesota relating to the exemption of interest income received on investments in U.S. government securities for the period 1979 to 1983.

The Company's net deferred tax asset was $245.9 million at September 30, 1996, and $216.3 million at December 31, 1995.


NOTE J. Commitments, Contingent Liabilities and Off-Balance Sheet Financial
        Instruments

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                                              SEPTEMBER 30    DECEMBER 31
(IN MILLIONS)                                                                                         1996           1995
Commitments to extend credit:
 Commercial                                                                                         $8,406         $7,240
 Corporate and purchasing cards                                                                     12,292          5,220
 Consumer credit card                                                                               10,318          9,247
 Other consumer                                                                                      3,307          3,264
Letters of credit:
 Standby                                                                                             1,391          1,412
 Commercial                                                                                            222            161
Interest rate swap contracts:
 Hedges                                                                                              2,689          2,839
 Intermediated                                                                                         146            169
Options contracts:
 Hedge interest rate floors purchased                                                                1,150          1,250
 Hedge interest rate caps purchased                                                                    100            200
 Intermediated interest rate and foreign exchange caps and floors purchased                            127            126
 Intermediated interest rate and foreign exchange caps and floors written                              127            126
Liquidity support guarantees                                                                           100            142
Forward contracts                                                                                       38            294
Commitments to sell loans                                                                                5            223
Mortgages sold with recourse                                                                           118            242
Foreign currency commitments:
 Commitments to purchase                                                                             1,054            792
 Commitments to sell                                                                                 1,050            785


Activity for the nine months ended September 30, 1996, with respect to interest rate swaps which the Company uses to hedge commercial loans, subordinated debt, bank notes, certificates of deposit, deposit accounts, and savings certificates was as follows:

(IN MILLIONS)
Notional amount outstanding at December 31, 1995                 $2,839
Additions                                                           450
Maturities                                                         (300)
Terminations                                                       (300)
Notional amount outstanding at September 30, 1996                $2,689
Weighted average interest rates paid                               5.51%
Weighted average interest rates received                           6.59%

The Company receives fixed rates and pays floating rates on all swap hedges as of September 30, 1996. Net unamortized deferred gains, which amortize through the year 2000, were $.7 million at September 30, 1996.

At September 30, 1996 and December 31, 1995, LIBOR based interest rate floors totaling $950 million with a remaining maturity of 1.23 years and 2.00 years, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR based floors ranged from 3.25 percent to 4.00 percent at September 30, 1996 and December 31, 1995. Constant Maturity Treasury (CMT) interest rate floors totaling $200 million with an average remaining maturity of 7 months at September 30, 1996 and $300 million with an average remaining maturity of 9 months at December 31, 1995, hedged the reinvestment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 5.70 percent to 6.36 percent at September 30, 1996 and from 6.25 percent to 6.36 percent at December 31, 1995. The total notional amount of interest rate caps purchased was $100 million with an average strike level at 6.00 percent at September 30, 1996 and $200 million with an average strike level at 6.00 percent at December 31, 1995.



NOTE K. Supplemental Information to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $866 million and $900 million at September 30, 1996, and December 31, 1995,respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                    NINE MONTHS ENDED
                                                               SEPTEMBER 30      SEPTEMBER 30
(IN MILLIONS)                                                      1996              1995
Income taxes paid                                               $    251.6         $  168.4
Interest paid                                                        817.6            785.2
Net noncash transfers to foreclosed property                          19.2             15.8
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $24.3 in
 1996 and $63.5 in 1995                                              (39.6)           103.2
Cash acquisitions of businesses:
 Fair value of noncash assets acquired                          $     37.9         $   --
 Liabilities assumed                                                  --               --
  Net                                                           $     37.9         $   --
Stock acquisitions of businesses:
 Fair value of noncash assets acquired                          $  3,627.9         $  329.3
 Net cash acquired                                                   116.5             16.3
 Liabilities assumed                                              (3,032.2)          (288.6)
  Net value of common stock issued                              $    712.2         $   57.0



    CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                                                  1996                          1995
                                                                           Yields                          Yields         % Change
(In Millions)                                                                 and                             and          Average
(Unaudited)                                          Balance    Interest    Rates     Balance   Interest    Rates          Balance

ASSETS
Securities:
 U.S. Treasury                                          $620        $9.6     6.16%       $919      $14.6     6.30%           (32.5)%
 Mortgage-backed                                       2,677        46.8     6.95       1,831       31.1     6.74             46.2
 State and political subdivisions                        498        10.7     8.55         173        4.5    10.32            187.9
 U.S. agencies and other                                 182         2.7     5.90         433        6.6     6.05            (58.0)

  Total securities                                     3,977        69.8     6.98       3,356       56.8     6.71             18.5
  Unrealized loss on available-for-sale securities       (46)                             (13)

   Net securities                                      3,931                            3,343
Trading account securities                                86         1.2     5.55          87        1.2     5.47             (1.1)
Federal funds sold and resale agreements                 511         6.9     5.37         263        3.8     5.73             94.3
Loans:
 Commercial:
  Commercial                                           9,382       188.2     7.98       8,091      173.5     8.51             16.0
  Financial institutions                                 834         7.8     3.72         814        8.7     4.24              2.5
  Real estate:
   Commercial mortgage                                 3,035        67.6     8.86       2,406       55.4     9.14             26.1
   Construction                                          517        11.3     8.70         340        8.1     9.45             52.1

   Total commercial                                   13,768       274.9     7.94      11,651      245.7     8.37             18.2

 Consumer:
  Residential mortgage                                 3,262        63.6     7.76       4,841       92.0     7.54            (32.6)
  Residential mortgage held for sale                      86         1.7     7.86         358        6.8     7.54            (76.0)
  Home equity and second mortgage                      3,084        73.9     9.53       2,679       65.8     9.74             15.1
  Credit card                                          2,708        76.7    11.27       2,347       73.4    12.41             15.4
  Other                                                3,863        98.9    10.19       3,660       92.2     9.99              5.5

   Total consumer                                     13,003       314.8     9.63      13,885      330.2     9.43             (6.4)

   Total loans                                        26,771       589.7     8.76      25,536      575.9     8.95              4.8

Allowance for credit losses                              530                              469                                 13.0

 Net loans                                            26,241                           25,067                                  4.7
Other earning assets                                     353         4.4     4.96         238        3.2     5.33             48.3

 Total earning assets*                                31,698       672.0     8.43      29,480      640.9     8.63              7.5
Cash and due from banks                                1,801                            1,659                                  8.6
Other assets                                           2,444                            2,111                                 15.8

   Total assets                                      $35,367                          $32,768                                  7.9%

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                          $6,463                           $5,591                                 15.6%
Interest-bearing deposits:
 Interest checking                                     2,882         9.5     1.31       2,728       10.1     1.47              5.6
 Money market accounts                                 4,343        39.2     3.59       3,871       36.9     3.78             12.2
 Other savings accounts                                1,637         8.7     2.11       1,633        9.7     2.36              0.2
 Savings certificates                                  7,257        99.0     5.43       7,256       98.9     5.41               --
 Certificates over $100,000                              828        12.8     6.15       1,028       17.4     6.72            (19.5)
   Total interest-bearing deposits                    16,947       169.2     3.97      16,516      173.0     4.16              2.6
Short-term borrowings                                  4,175        60.8     5.79       3,928       59.4     6.00              6.3
Long-term debt                                         3,397        50.7     5.94       2,892       48.0     6.58             17.5
   Total interest-bearing liabilities                 24,519       280.7     4.55      23,336      280.4     4.77              5.1
Other liabilities                                      1,187                            1,043                                  13.8
Preferred equity                                          88                              105                                 (16.2)
Common equity                                          3,139                            2,701                                  16.2
Unrealized loss on available-for-sale
 securities, net of taxes                                (29)                              (8)                                 262.5

   Total liabilities and shareholders' equity        $35,367                          $32,768                                   7.9%

Net interest income                                               $391.3                          $360.5

Gross interest margin                                                        3.88%                           3.86%

Gross interest margin without taxable-
 equivalent increments                                                       3.82%                           3.81%

Net interest margin                                                          4.91%                           4.85%

Net interest margin without taxable-
 equivalent increments                                                       4.84%                           4.81%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                               1996                                1995
                                                                          Yields                             Yields         % Change
(In Millions)                                                                and                                and         Average
(Unaudited)                                       Balance    Interest      Rates        Balance   Interest    Rates         Balance

ASSETS
Securities:
 U.S. Treasury                                       $720       $33.5       6.22%          $990      $46.0     6.21%        (27.3)%
 Mortgage-backed                                    2,673       139.4       6.97          2,069      105.8     6.84          29.2
 State and political subdivisions                     456        30.1       8.82            175       13.9    10.62         160.6
 U.S. agencies and other                              281        12.9       6.13            490       22.2     6.06         (42.7)
  Total securities                                  4,130       215.9       6.98          3,724      187.9     6.75          10.9
  Unrealized loss on available-for-sale securities    (16)                                  (66)
   Net securities                                   4,114                                 3,658
Trading account securities                             95         3.8       5.34             87        3.5     5.38           9.2
Federal funds sold and resale agreements              494        19.5       5.27            289       12.8     5.92          70.9
Loans:
 Commercial:
  Commercial                                        9,154       546.2       7.97          7,920      515.3     8.70          15.6
  Financial institutions                              948        29.8       4.20            727       22.2     4.08          30.4
  Real estate:
   Commercial mortgage                              2,988       200.8       8.98          2,426      163.8     9.03          23.2
   Construction                                       475        32.0       9.00            353       25.0     9.47          34.6
   Total commercial                                13,565       808.8       7.96         11,426      726.3     8.50          18.7
 Consumer:
  Residential mortgage                              3,503       204.4       7.79          4,970      281.9     7.58         (29.5)
  Residential mortgage held for sale                  155         8.6       7.41            248       14.3     7.71         (37.5)
  Home equity and second mortgage                   2,973       213.4       9.59          2,571      185.7     9.66          15.6
  Credit card                                       2,602       223.1      11.45          2,311      216.9    12.55          12.6
  Other                                             3,880       291.9      10.05          3,641      274.0    10.06           6.6
   Total consumer                                  13,113       941.4       9.59         13,741      972.8     9.47          (4.6)
   Total loans                                     26,678     1,750.2       8.76         25,167    1,699.1     9.03           6.0
Allowance for credit losses                           523                                   473                              10.6
 Net loans                                         26,155                                24,694                               5.9
Other earning assets                                  328        12.1       4.93            234       10.1     5.77          40.2
 Total earning assets*                             31,725     2,001.5       8.43         29,501    1,913.4     8.67           7.5
Cash and due from banks                             1,791                                 1,681                               6.5
Other assets                                        2,467                                 2,151                              14.7
   Total assets                                   $35,444                               $32,794                               8.1%

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                       $6,396                                $5,512                              16.0%
Interest-bearing deposits:
 Interest checking                                  3,017        30.3       1.34          2,849       34.3     1.61           5.9
 Money market accounts                              4,229       112.9       3.57          3,846      108.7     3.78          10.0
 Other savings accounts                             1,656        26.5       2.14          1,753       32.7     2.49          (5.5)
 Savings certificates                               7,320       296.8       5.42          7,899      308.6     5.22          (7.3)
 Certificates over $100,000                           881        40.6       6.16          1,089       53.9     6.62         (19.1)
   Total interest-bearing deposits                 17,103       507.1       3.96         17,436      538.2     4.13          (1.9)
Short-term borrowings                               4,236       180.4       5.69          3,185      144.4     6.06          33.0
Long-term debt                                      3,378       151.6       5.99          2,901      140.5     6.48          16.4
   Total interest-bearing liabilities              24,717       839.1       4.53         23,522      823.1     4.68           5.1
Other liabilities                                   1,147                                 1,022                              12.2
Preferred equity                                       93                                   106                             (12.3)
Common equity                                       3,101                                 2,676                              15.9
Unrealized loss on available-for-sale
 securities, net of taxes                             (10)                                  (44)                             77.3
   Total liabilities and shareholders' equity     $35,444                               $32,794                               8.1%
Net interest income                                          $1,162.4                             $1,090.3
Gross interest margin                                                       3.90%                              3.99%
Gross interest margin without taxable-
 equivalent increments                                                      3.83%                              3.94%
Net interest margin                                                         4.89%                              4.94%

Net interest margin without taxable-
 equivalent increments                                                      4.83%                              4.89%


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



PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     3   Bylaws of First Bank System, Inc., as amended*

     10A First Bank System, Inc. 1996 Stock Incentive Plan, as amended*

     10B First Bank System, Inc. Restated Employee Stock Purchase Plan, as amended*

     11  Computation of Primary and Fully Diluted Net Income Per Common Share

     12  Computation of Ratio of Earnings to Fixed Charges

     27  Article 9 Financial Data Schedule*

(B) REPORTS ON FORM 8-K

    During the three months ended September 30, 1996, the Company did not file any Current Reports on Form 8-K.

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST BANK SYSTEM, INC.

                                        /s/ DAVID J. PARRIN
                                            By: David J. Parrin
                                            Senior Vice President and Controller
                                            (Chief Accounting Officer and Duly
                                            Authorized Officer)
DATE: November 13, 1996

[LOGO]  FIRST BANK SYSTEM
        P.O. BOX 522
        MINNEAPOLIS, MINNESOTA
        55480

SHAREHOLDER INQUIRIES

FINANCIAL INFORMATION
FBS news and financial results are available by fax, mail, or internet.

Fax. To access FBS's fax-on-demand service, call 1-800-758-5804. When asked, enter FBS's extension number, "312402." Enter "1" for the most current news release or "2" for a menu of recent releases. Enter your fax and phone numbers as directed. The information will be faxed to you immediately.

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

For further information, contact John Danielson, Senior Vice President, (612) 973-2261.

STOCK AND DIVIDEND INFORMATION For matters related specifically to First Bank System stock records or dividend payments, contact the Office of the Corporate Secretary, (612) 973-0334.

DIVIDEND REINVESTMENT For information regarding First Bank System's dividend reinvestment plan, contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.