Form 10-K
period 1996-12-31
FIRST BANK SYSTEM INC
filed 1997-02-28
CIK 36104

                                     1996


                        1996 ANNUAL REPORT AND FORM 10-K



                           [LOGO] FIRST BANK SYSTEM

FIRST BANK SYSTEM

  CONTENTS

 2  Letter to Shareholders

 6  Business Line Reviews

18  Management's Discussion & Analysis

41  Consolidated Financial Statements

69  Five-Year Consolidated Financial Statements

71  Quarterly Consolidated Financial Data

76  Form 10-K

80  Executive Officers & Directors

81  FBS Locations

82  Corporate Data


FBS BANKING REGION

                                   [U.S.MAP]


ABOUT THE COMPANY
-----------------

First Bank System, Inc. (FBS), a regional, multistate bank holding company headquartered in Minneapolis, Minnesota, offers a wide array of financial products and services to individuals, businesses and institutions.

     Through our bank subsidiaries, FBS serves customers principally in 11 Midwestern and Rocky Mountain states, where our banking franchise is a market leader in most of the region's largest communities. Nationally, we're a leader in corporate trust services and electronic credit card payment systems. And we offer investment products that have ranked among the best available. We serve our customers through multiple distribution channels including 359 banking and 15 nonbanking offices, a network of 3,235 automated teller machines (ATMs), and centralized telephone service centers.

     With 1996 return on average assets of 1.88 percent, return on average common equity of 21.4 percent, and an efficiency ratio of 49.9 percent, all before nonrecurring items, FBS ranks among the top-performing U.S. bank holding companies.

     Our commitment to creating shareholder value directs virtually every decision we make. Focusing on five business lines has helped fulfill this commitment. Our businesses are:

     Retail Banking--consumer and small business banking, increasingly through convenient, cost-effective channels including supermarkets and general merchandise stores, ATMs, and FastLine(SM) 24-Hour Banking by telephone.

     Payment Systems--consumer, corporate and purchasing cards, and merchant processing.

     Business Banking and Private Financial Services--credit and other financial services to middle market companies, and integrated services in private banking, trust and investments to ultra affluent customers.

     Commercial Banking--credit products, treasury management, trust and other financial services, primarily to large companies in the Twin Cities region.

     Corporate Trust and Institutional Financial Services--bond indenture trusteeship, paying agent, and custody services to corporate and municipal debt issuers; 401(k) and other employee benefit programs; asset management; and institutional investment products.

     FBS is listed on the New York Stock Exchange under the ticker symbol FBS and also may be found under FtBkSy.

     Our home page on the World Wide Web is located at http://www.fbs.com.

                               FINANCIAL SUMMARY

                                                                                                    Percent Change
(Dollars in Millions, Except Per Share Data)                               1996           1995           1995-1996
------------------------------------------------------------------------------------------------------------------
Income before nonrecurring items                                        $ 667.7        $ 568.1                17.5%
Nonrecurring items                                                         72.1              -                   *
                                                                        ----------------------
Net income                                                              $ 739.8        $ 568.1                30.2
                                                                        ----------------------
PER COMMON SHARE
Primary income before nonrecurring items                                $  4.81        $  4.19                14.8
Nonrecurring items                                                          .53              -                   *
                                                                        ----------------------
Primary net income                                                      $  5.34        $  4.19                27.4
                                                                        ----------------------
Fully diluted income before nonrecurring items                          $  4.74        $  4.11                15.3
Nonrecurring items                                                          .51              -                   *
                                                                        ----------------------
Fully diluted net income                                                $  5.25        $  4.11                27.7
                                                                        ----------------------
Earnings on a cash basis before nonrecurring items**                    $  5.29        $  4.53                16.8

Nonrecurring items                                                          .72              -                   *
                                                                        ----------------------
Earnings on a cash basis (fully diluted)**                              $  6.01        $  4.53                32.7
                                                                        ----------------------
Dividends paid                                                          $  1.65        $  1.45                13.8
Common shareholders' equity                                               22.63          20.59                 9.9
                                                                        ----------------------
RETURN ON AVERAGE ASSETS
Income before nonrecurring items                                           1.88%          1.73%                  *
Nonrecurring items                                                          .21              -                   *
                                                                        ----------------------
Return on average assets                                                   2.09%          1.73%                  *
                                                                        ----------------------
RETURN ON AVERAGE COMMON EQUITY
Income before nonrecurring items                                           21.4%          21.3%                  *
Nonrecurring items                                                          2.4              -                   *
                                                                        ----------------------
Return on average common equity                                            23.8%          21.3%                  *
                                                                        ----------------------
Net interest margin (taxable-equivalent basis)                             4.89%          4.91%                  *
Efficiency ratio before nonrecurring items                                 49.9           53.3                   *
Efficiency ratio                                                           51.0           53.9                   *

AT YEAR END
Loans                                                                   $27,128        $26,400                 2.8%
Allowance for credit losses                                                 517            474                 9.1
Assets                                                                   36,489         33,874                 7.7
Total shareholders' equity                                                3,053          2,725                12.0
Tangible common equity to total assets***                                   6.7%           6.5%                  *
Tier 1 capital ratio                                                        7.2            6.5                   *
Total risk-based capital ratio                                             12.0           11.0                   *
Leverage ratio                                                              6.8            6.1                   *
------------------------------------------------------------------------------------------------------------------

* Not meaningful.

** Calculated by adding amortization of goodwill and other intangible assets to net income.

*** Defined as common equity less goodwill as a percentage of total assets less goodwill.

Refer to Management's Discussion and Analysis on pages 24 and 25 for a description of nonrecurring items.

                 [GRAPHS APPEAR HERE - SEE GRAPHICS APPENDIX]

First Bank System, Inc.

                              TO OUR SHAREHOLDERS


IT SEEMS ONE OF THE FEW CONSTANTS IN BANKING IS CHANGE. IN 1996   FIRST BANK
SYSTEM PROVED AGAIN THAT WE HAVE THE RESOURCES, KNOW-HOW AND DISCIPLINE TO ADAPT TO OUR INDUSTRY'S CONTINUAL TRANSFORMATION--AND IN MANY INSTANCES, LEAD THE WAY.


Each day we are reshaping FBS to meet our customers' evolving needs and create value for our shareholders. FBS's corporate culture thrives on change, and our employees deserve thanks for another strong year. At the same time, we urge them to strive for more.

     We must build on the winning attitude that has served us well: staying focused on meeting customer needs and creating value for you, the shareholder. Shareholder value drives our management priorities and directs virtually every decision we make.

                         [PHOTO OF JOHN F. GRUNDHOFER]

FINANCIAL RESULTS
-----------------

In 1996 FBS strengthened its position as one of the nation's top-performing banking companies in terms of profitability and efficiency.

     FBS stock has continued to outperform key market indices over the period since 1990, when current management assumed control of the company. One hundred dollars invested in FBS common stock at December 31, 1989, would have been worth $529 at year-end 1996. That compares with $329 for the KBW 50 Bank Index and $257 for the S&P 500 stock index. The KBW 50 Bank Index is a market-capitalization-weighted total return index of 50 bank stocks published by Keefe, Bruyette & Woods, Inc.

     On a fully diluted basis and before nonrecurring items, earnings per common share increased 15.3 percent to $4.74 in 1996 compared with the previous year. Our goal is to sustain earnings per share growth of 12 to 15 percent over the next several years (without accounting for possible acquisitions).

     In terms of key financial ratios, FBS continues to rank among the industry's best. Excluding nonrecurring items, our return on average assets of
1.88 percent in 1996 placed us first among our peer group of 23 regional bank holding companies, and our return on average common equity of 21.4 percent for the year placed us second among our peers.

     Our relentless efforts to improve productivity also reached an important milestone in 1996 when, for the first time, our ratio of expenses to revenues (efficiency ratio) dropped below 50 percent. Our efficiency ratio of 49.9 percent

                                                         First Bank System, Inc.

for the year and 49.2 percent for the fourth quarter placed us second in our peer group. We plan to drive the ratio down to the mid-40s within the next few years--we must in order to compete with nonbanks and their lower cost structures. We believe that technology investment and revenue growth will make this possible, as will our employees, who by second nature continually look for ways to spend more wisely, eliminate waste, and work more productively.

     FBS has been able to generate high returns while maintaining a low risk profile. While we've seen some increase in consumer credit losses, we're in a stronger position than many of our competitors. Our base in the Midwestern and Rocky Mountain states, combined with our conservative lending practices, continues to work in our favor.

     Past performance does not guarantee future results. However, FBS's past performance has set high expectations among our shareholders, managers and employees. We plan to meet and exceed those expectations.

BUSINESS LINES
--------------

First Bank System chooses to be in only those businesses that hold potential for strong, sustainable profitability. In 1996 we streamlined our senior management and realigned our organization into five business lines: Retail Banking, Payment Systems, Business Banking and Private Financial Services, Commercial Banking, and Corporate Trust and Institutional Financial Services.

     FBS offers standard products and services supported by central operations. At the same time, we provide more hands-on, custom service to customers who demand it. Our organizational structure enables us to meet the unique needs of diverse customer segments. Each business line seeks to leverage resources and customer relationships across FBS.

     RETAIL BANKING is our largest business. Two key technology initiatives are changing the very nature of Retail Banking. First, we are successfully encouraging customers to migrate to more cost-effective distribution channels such as supermarket branches, automated teller machines, and FastLine(SM) 24-Hour Banking. These channels offer customers the convenience of banking anytime, anywhere. Second, our Relationship Management System (RMS), launched in 1995 and expanded in 1996, generates detailed customer information that helps our people provide better service and identify the best sales opportunities. Based on early results, we expect RMS to provide opportunities to increase revenue and profitability.

                 [GRAPH APPEARS HERE - SEE GRAPHICS APPENDIX]

     PAYMENT SYSTEMS is our fastest-growing business and our largest source of fee income. FBS is the leading issuer of VISA(R) Corporate and Purchasing Cards, one of the leading issuers of VISA consumer cards, and among the top 10 processors of credit card transactions. State-of-the-art technology in the new First Bank Service Center in Fargo, North Dakota, enhances our efficiency and effectiveness in customer service and processing.

     BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES, which together contribute roughly the same percentage of net income as Retail Banking, provide middle market companies and ultra affluent customers with relationship-oriented service. The management structure facilitates cross-selling between business and individual clients. Many of the business owners and managers served by our business bankers have needs for personal banking, personal trust, and investment services offered through Private Financial Services. Our business bankers are typically among the first to identify these opportunities, and now they are in a better position to leverage their customer relationships. Both Business Banking and Private Financial Services experienced good growth in 1996.

49.9% FOR THE FIRST TIME, OUR EFFICIENCY RATIO DROPPED BELOW 50 PERCENT

First Bank System, Inc.

     COMMERCIAL BANKING, which provides an array of financial services to large corporate customers, is a mature and profitable business. Credit quality remains strong. Commercial Banking is successfully deepening client relationships by providing highly customized, complex financial services to increasingly demanding clients.

     CORPORATE TRUST improved its revenues and profitability with the completion of our acquisition of BankAmerica's corporate trust business in early 1996. We continued our growth by closing on our acquisition of Comerica, Inc.'s bond indenture and paying agent business in January 1997. We have built the critical mass needed to succeed in corporate trust, and we will continue to grow by acquisition as other regional banks decide to exit this business.

     INSTITUTIONAL FINANCIAL SERVICES had nearly $40 billion in assets under management at year-end 1996, up 35 percent from 1995. Our strong-performing asset management services helped grow the First American Funds portfolio, a proprietary mutual fund family advised by our First Asset Management (FAM) group, to more than $12 billion in assets in 1996, up 72 percent from a year earlier. Our focus on defined contribution plans and the introduction of the no-load First American Strategy Funds, advised by FAM, contributed to our strong results in 1996. We expect continued growth if we can continue to deliver top investment results and introduce new products and services that fill customer needs.

CAPITAL MANAGEMENT
------------------

Our success in generating earnings growth also contributes to one of our greatest challenges: allocating capital. We challenge ourselves to allocate capital for maximum shareholder benefit, as well as to maintain strong protection for depositors and creditors.

     FBS pursues four key strategies in managing capital:

     .    INVESTMENT IN CORE BUSINESSES--We invest in technology and other resources so that our core businesses can serve customers better, improve profitability, and increase revenues. The Relationship Management System (RMS) and the First Bank Service Center in Fargo are just two examples of significant investments that we expect will pay off handsomely over the long term. State-of-the-art technology gives us a key competitive edge against banks and nonbanks alike.

     We also shift capital from businesses with deficient returns in order to free capital for reinvestment in our strongest businesses. In February we reached agreements to sell the mortgage servicing and mortgage loan production business of our residential mortgage subsidiary, enabling

                 [GRAPH APPEARS HERE - SEE GRAPHICS APPENDIX]


1ST OUR RETURN ON AVERAGE ASSETS OF 1.88 PERCENT IN 1996 PLACED US FIRST AMONG OUR PEER GROUP OF 23 REGIONAL BANK HOLDING COMPANIES.

                                                         First Bank System, Inc.

further investment in our fee-based businesses and further lowering the risk profile of FBS.

     .    ACQUISITIONS--We look for opportunities in existing markets and adjacent markets where the economic benefits are highest, as well as niche markets such as corporate trust. We will pursue only those acquisitions that we believe will create shareholder value.

     In February 1996 we closed on our acquisition of FirsTier Financial, Inc., creating the second-largest banking institution in Nebraska in terms of total deposits, and making that state our third-largest market. We completed the integration of FirsTier within three days, quickly taking out operating expenses for the benefit of shareholders.

     .    STOCK REPURCHASES--In February 1996 the FBS Board of Directors
authorized the repurchase of up to 25 million common shares through December 1997. At year-end we had repurchased approximately 15 million of those shares.

     .    DIVIDEND INCREASES--On February 19, 1997, the FBS Board of Directors
increased the quarterly dividend rate to 46.50 cents from 41.25 cents per common share, an increase of 12.7 percent. It was our sixth consecutive annual increase.

     While size is important to some aspects of our corporation, high performance is what differentiates FBS in the marketplace. Our strategy is to manage capital for the benefit of shareholders now and over the long term.

SHAREHOLDER FOCUS
-----------------

Our commitment to creating shareholder value runs deep. Through an employee stock purchase plan, all eligible employees have the opportunity to purchase FBS stock at a discount and align their interests with our shareholders--to become owners, and behave like them. A majority of employees own FBS stock through our Capital Accumulation Plan, a 401(k) program.

     Management, in particular, is aligned with shareholders' interests. Nearly 200 senior managers have targets to own the equivalent of 80 percent to 550 percent of their annual salaries in FBS stock. At year-end 1996, senior managers owned more than $100 million in FBS stock.

     At FBS, we are confident in our ability to capitalize on change. We are successfully developing our franchise and creating shareholder value by meeting customer needs, building strong core businesses, actively managing capital, and delivering strong financial results.

     In addition to our dedicated employees, our Directors have earned thanks for another year of prudent guidance. I especially want to acknowledge two Directors who will retire at our annual meeting on April 24, 1997: Marilyn Carlson Nelson, our longest-serving Director, who joined the Board in 1978; and Dr. James J. Renier, a Director for more than a decade.

     Finally, thank you for expressing your confidence by investing in our company. I look forward to writing you again in 1998 with news that we created opportunities, overcame challenges, and built an even stronger First Bank System.


/s/ John F. Grundhofer
John F. Grundhofer
Chairman, President and Chief Executive Officer
February 19, 1997

15.3% EARNINGS PER COMMON SHARE INCREASED 15.3 PERCENT OVER THE PREVIOUS YEAR ON A FULLY DILUTED BASIS AND BEFORE NONRECURRING ITEMS.

First Bank System, Inc.

                                RETAIL BANKING


[GRAPHIC APPEARS HERE -- SEE GRAPHICS APPENDIX]


BUSINESS DESCRIPTION

Retail Banking focuses on the broad consumer and small business markets. We serve approximately 1.9 million households and 147,000 small businesses throughout our 11-state banking region.

We built our business on quality products, effective sales and service, long-term relationships, and physical presence in the markets we serve, and these competitive advantages remain important. However, with the aid of technology we increasingly serve our customers through more convenient and efficient distribution channels. These channels include 32 branches in supermarkets and general merchandise stores, 2,324 in-market ATMs, FastLine(SM) 24-Hour Banking by telephone, and First FinanciaLine(SM) telemarketing.

Retail Banking provides financial services to small businesses with annual sales under $5 million. Bankers throughout our branch system analyze customer needs and recommend solutions. If customers have credit needs, the bankers assist with documentation and then rely on a centralized underwriting center for credit approval. FBS offers competitive pricing and 48-hour turnaround on standard credit products, including real estate loans, working capital loans and lines of credit under $350,000.


Perspectives

ACHIEVING OPERATIONAL EXCELLENCE
--------------------------------

In their book The Discipline of Market Leaders, business strategists Michael Treacy and Fred Wiersema write, "Operationally excellent companies deliver a combination of quality, price and ease of purchase that no one else in their market can match." Retail Banking is committed to operational excellence.

  Investing in new technology is a prerequisite to achieving operational excellence. Our state-of-the-art systems have enabled us to offer standardized products and services, and centralize our back-office operations. Imaging technology in retail loan processing makes our back office more efficient. Customized software enhances customer sales and service in all our branches, as well as in our central customer service and telemarketing facilities.

  Advanced systems give our personal bankers, tellers, telebankers and telephone service representatives comprehensive customer information files and the ability to answer questions about virtually all consumer products. They also can transfer balances, make payments on accounts, and approve consumers for a variety of products--all with speed, accuracy and consistency.

  Our centralized customer service, data processing, and operations units can concentrate on improving productivity and service quality, while our branches can focus on selling. In the branches, we have begun separating management of sales and transactions so that we can focus on building a stronger sales culture. We expect the transaction side of branch management to diminish over time as more customers migrate to centrally managed alternative distribution channels. At the same time, our branches will focus more on selling products and services.

  Having operations functions taken out of our branches has proven to be a significantly lower-cost way of doing business. It's also left us with unneeded space. So we're developing a new paradigm for our branch network. In the future, we will have more, but smaller, branches. With our focus on in-market acquisitions, we have closed or divested more than 170 branches on a pro forma basis since 1991.

  In 1996 we continued to reduce average branch size by leasing out excess space and closing some of our larger offices. We also opened 18 smaller branches in supermarkets and general merchandise stores. Long term, we will shed more of our retail branch space with no or limited customer impact.

  The branch of the future also will be redesigned to better reflect our distribution strategy. We'll offer a variety of service levels by location, ranging from full-service to fully automated, such as the prototype we opened in Denver in 1996.

                                                         First Bank System, Inc.

BANKING ANYTIME, ANYWHERE
-------------------------

Our research confirms that today's customers have less time to spend on banking transactions. They are growing more comfortable with diverse ways of interacting with the bank, and they expect us to provide convenience. Retail Banking has developed multiple distribution channels so that customers can conduct their financial business with us anytime, anywhere. In addition to providing superior convenience to the customer, these channels provide transactions at lower cost than at a traditional branch.

  The telephone continues to be a cost-effective distribution channel for FBS. Our telephone service centers fielded more than 46 million calls in 1996, and about 72 percent of the calls were handled by our interactive voice response
(IVR) unit.

  With advanced telephone technology, we are using telemarketing, together with advertising and direct mail, to sell and retain a wide variety of consumer and small business products. In 1996, our telemarketing efforts handled approximately 676,000 inbound calls, and converted nearly 40 percent of those calls to new product sales.

  We have expanded our ATM network to ensure convenient customer access. We provide support for 2,324 ATMs in our markets including the Fastbank(R), PEAK(R) and MINIBANK networks. In addition, we process for 911 ATMs outside our existing markets, generating transaction fee income.

72%

ABOUT 72 PERCENT OF THE CALLS FIELDED BY OUR TELEPHONE SERVICE CENTERS WERE HANDLED BY OUR INTERACTIVE VOICE RESPONSE (IVR) UNIT.

  The home computer is an emerging distribution channel for FBS. In 1996 FBS joined IBM Corporation and 14 other banks as co-owners of Integrion Financial Network, which will develop industry standards for PC and home banking. In 1997 we will launch the first of several home banking options, using MECA Software's Managing Your Money(R) and leveraging our ownership in MECA. Our World Wide Web site now includes e-mail access to FastLine and a variety of customer service functions.

  Customers can choose from a range of products and service terms to meet their needs. Our new line of Chextra(R) Banking products, for example, provides incentives for customers to maintain broader relationships with FBS or to use nontraditional channels for some transactions. Monthly account maintenance fees also are waived on certain accounts if the customer authorizes direct payroll deposit or automatic payment of loans.

  We realize that some customers may feel uncomfortable changing to alternative distribution channels, so we continually look for ways to make change easy for them. In 1996 we provided tens of thousands of demonstrations at branches to teach customers how to use ATM and telephone banking technology, and sponsored a vacation getaway and other incentives for participants.

                                                                       continued

1996 HIGHLIGHTS

 . Successfully integrated more than 60 banking offices in Nebraska and Iowa within three days of closing acquisition of FirsTier Financial, Inc.

 .  Increased Chextra(R) POS sales nearly 55 percent.

 .  Increased retail investment sales 29 percent.

 .  Grew FBS total average home equity and second mortgage loans nearly
   16 percent.

 .  Increased average small-business loans 23.5 percent.

ATM Banking

 .  Increased FBS deposit transactions at all ATMs 76 percent to 4.2 million.

 . Acquired MINIBANK, a shared network including 473 ATMs, which provides electronic payment systems services to small and midsized financial institutions and retailers throughout Colorado and parts of Wyoming.

Telephone Banking

 . Redirected customer telephone calls from 124 of our branches so that our central telephone center now fields those calls. This process provides faster resolution to customer service requests and allows branch staff to better focus on customers in the branch and make outbound customer calls.

 .  Increased sales from telemarketing efforts by 49 percent.

First Bank System, Inc.

1996 HIGHLIGHTS
(Continued)

PRODUCT DEVELOPMENTS

 . Introduced no-load First American Strategy Funds, "funds of funds" that are advised by First Asset Management and which provide a one-stop option for investors seeking income, growth and income, growth, or aggressive growth portfolios.

 .  Introduced Easy First Equity Line, which allows customers to borrow $5,000 to
   $25,000 against the value of their home equity without an appraisal.

 . Introduced InvestLine, which allows employee stock purchase plan participants to borrow against the stock held in their plan accounts.

 . Introduced Mortgage Direct, a centralized telemarketing unit that originates home mortgages by telephone through an 800 number and referrals from personal bankers.

 .  Introduced Instant Approval for home equity and auto loans through First
   FinanciaLine(SM). Customers now can receive credit decisions on the telephone within minutes of applying for a loan.

 . Initiated automated score-driven underwriting process for small-business loans under $50,000, enabling us to provide faster, consistent credit decisions while raising approval rates, reducing processing costs, and maintaining high asset quality.

FOCUSING ON RELATIONSHIP MANAGEMENT
-----------------------------------

Our new Relationship Management System (RMS) is designed to revolutionize the way we sell, increasing revenue and profitability. This key technology initiative, launched in 1995 with ongoing rollout through early 1997, generates detailed customer information that helps our people provide better service and identify the best sales opportunities.

  RMS marks an important shift from account management to relationship management. It uses predictive modeling to develop detailed relationship strategies, and it links multiple account usage information to demographics and analysis.

  Unlike other database marketing efforts, RMS actually analyzes customer account and behavior data--and initiates action. Consider the issue of overdrawn accounts. RMS determines which overdrafts should be paid, based on a variety of customer and account usage characteristics. When the system encounters a check drawn on an account having insufficient funds, it decides whether to honor the check--and actually executes its decision based on customer behavior and value to the bank.

  Initial results are promising. With RMS, loan approval rates have increased in the branch and mail-in channels by 13 percent, with a 50 percent reduction in manual credit overrides. When using RMS in the direct mail channel, customer response rates were significantly improved. In addition, customers had a higher rate of activation and utilization on the new credit lines when compared to previous mailings.

  By the end of first quarter 1997, RMS will be implemented across all FBS retail banking channels, handling 20 decision-making and support routines. All customer contact employees in our branches, telephone centers, and direct-mail unit will have RMS tools for more effective sales and service.

RESULTS

BANKING MADE EASY

PORTER AND HARRIET EDDY LIKE TO STAY CURRENT WITH TECHNOLOGY, ESPECIALLY WHEN IT SIMPLIFIES THEIR LIVES. SO THE JAMESTOWN, NORTH DAKOTA, COUPLE, IN THEIR LATE 60S, EAGERLY USE MANY CONVENIENT ELECTRONIC OR TELEPHONE BANKING OPTIONS AVAILABLE FROM FIRST BANK.

A SEMI-RETIRED INSURANCE BROKER AND HOMEMAKER, MR. AND MRS. EDDY COLLECT THEIR SOCIAL SECURITY BENEFITS BY DIRECT DEPOSIT. THEY HAVE A CHEXTRA(R)BANKING ACCOUNT, INCLUDING A DEBIT CARD, WHICH ENABLES THEM TO BUY GROCERIES AND OTHER GOODS AND SERVICES WITHOUT WRITING CHECKS. THEY CALL FASTLINE(SM) 24-HOUR BANKING TO VERIFY BALANCES OR TRANSFER FUNDS. WHEN THEY DO VISIT THEIR LOCAL FIRST BANK BRANCH, THEY TYPICALLY GO NO FURTHER THAN THE ATM LOBBY TO GET CASH OR MAKE BUSINESS DEPOSITS.

IN 1996 THE EDDYS WERE AMONG THE FIRST TO SIGN UP FOR FASTLINE(SM) BILL PAY, WHICH ENABLES THEM TO PAY MONTHLY BILLS BY TELEPHONE. THEY USED TO DRIVE AROUND TOWN TO DELIVER PAYMENTS FOR RENT, UTILITIES, CREDIT CARDS, AND THE LIKE, OR MAIL THEIR CHECKS AT THE POST OFFICE--EVEN DURING BITTERLY COLD AND SNOWY WINTERS. WITH BILL PAY, THEY SAVE ON MILEAGE, STAMPS AND PERSONAL ENERGY. THEY ALSO HAVE MORE TIME TO SPEND AT THE COUNTRY CLUB, WHERE THEY PAY THEIR MEMBERSHIP DUES BY TELEPHONE.

                                                         First Bank System, Inc.

                                PAYMENT SYSTEMS

[GRAPHIC APPEARS HERE -- SEE GRAPHICS APPENDIX]

BUSINESS DESCRIPTION

Payment Systems provides an array of innovative credit card products and services to businesses and consumers. The business consists of three units.

CORPORATE PAYMENT SYSTEMS provides card products that help business and government manage their expenses cost-effectively. Employees of Fortune 1000 companies use the First Bank VISA(R) Corporate Card, a non-revolving charge card for travel and entertainment expenses. Large businesses use the First Bank VISA Purchasing Card to simplify the procurement of high-volume, small-ticket items. Government agencies use our I.M.P.A.C.(R) Card. Other products include the First Bank VISA Relocation Card(SM), for costs associated with employee relocation.

CONSUMER PAYMENT SYSTEMS focuses on being the dominant card issuer in our banking region and building valuable co-branding relationships. This strategy leverages the distribution power of our co-branded partners and our branch system, and is less dependent on direct mail. Both our Northwest Airlines and Amway(R) co-brands continued to grow in volume and profitability in 1996, as did our small business card products. First Bank also has card-accessible secured lines of credit and an international prepaid travel card.

(CONTINUED NEXT PAGE)

Perspectives

CORPORATE AND PURCHASING CARDS: POISED FOR CONTINUED GROWTH
-----------------------------------------------------------

Sales volume for First Bank VISA(R) Corporate and Purchasing Cards increased nearly 50 percent in 1996, and our challenge is to perform an encore. It's a challenge for which FBS is well-rehearsed.

  In 1996 FBS continued to invest in technology for our Corporate Card program, focusing on capabilities that enable our customers to reengineer their expense reporting processes. For instance, we developed the ability to deliver First Bank VISA transactions charged on the Corporate Card to a variety of automated expense reporting applications. This capability allows our clients' employees to complete their expense reports much more efficiently and accurately.

  Our new strategic alliance with the Hessel Group for the First Bank Corporate Relocation Card(SM) added unique expense tracking and tax reporting capabilities. "DRTS-DIRECT" combines the unique benefits and features of the Relocation Card and Hessel Group's Domestic Relocation Tracking System (DRTS), a system that employers use to calculate tax assistance for relocating employees and print tax documents, as well as to analyze and manage relocation costs.

23.8%

INCREASED NONINTEREST INCOME 23.8 PERCENT.

  Corporate Payment Systems also completed development of a powerful data-mining tool, FirstSource(SM), which provides both Corporate and Purchasing Card customers the ability to perform complex, year-over-year, transaction-based analysis.

  First to market with the purchasing card, FBS is well ahead of our competitors in establishing customer relationships and developing innovative product and service features. Our 10-step process for selling and training customers on the Purchasing Card concept is a key factor in our success, and we have significant experience working with an array of clients. Our technical support, including a proprietary management information system that can integrate into the client's accounts payable function, adds value to each client relationship.

  Innovative product and service features also help create loyal customers. One popular benefit is FirstView, an integrated expense management reporting tool that lets customers audit expenditures and relationships with merchants. We're committed to developing additional tools to help our clients document, analyze and manage their expenses.

  A key niche for us in this market is I.M.P.A.C.(R), our government purchasing card. The federal government, including the Department of Defense,

                                                                       continued

First Bank System, Inc.

BUSINESS DESCRIPTION
(continued)

MERCHANT BANKCARD SERVICES provides an in-house, single-source solution for electronic transaction processing. We enable our merchant customers to electronically authorize and capture transactions from bankcards, other credit cards, and debit cards, as well as to authorize or guarantee checks at the point of sale. FBS has built relationships with about a dozen "front-end" authorization networks to provide terminal, electronic cash register (ECR), and computer applications for virtually any industry. FBS has combined that front-end flexibility with a proprietary "back-end" merchant accounting platform, which is recognized as one of the best in the industry. The combination of flexibility and capability have positioned Merchant Bankcard Services for growth in an industry demonstrating intense competition from both bank and nonbank processors.


ranks among our largest clients. The I.M.P.A.C. program has saved the government millions of dollars through reduced paper flow and a streamlined purchase order process. The sheer size of the federal government, the current administration's emphasis on reengineering, and our successful track record bode well for I.M.P.A.C.'s growth potential.

  Private sector opportunities also are promising, as U.S. companies spend approximately $400 billion annually on small-dollar purchases. We believe less than 2 percent of this market has been tapped. Our first-entrant and technological advantages will help us remain a high-quality, low-cost leader.

CONSUMER CARDS: BUILDING ON SUCCESS
-----------------------------------

In 1996 Consumer Payment Systems focused on growing accounts, sales volume, and overall profitability for existing portfolios. Our strategy is to pursue relatively controlled growth by marketing through our branches, co-branding partners, and other sources of new accounts. This strategy enables us to maintain a strong credit discipline.

  We continue to work with our partner Northwest Airlines to propel our First Bank WorldPerks(R) VISA cards to new heights. In 1996 the number of WorldPerks cards issued grew 20 percent to more than 550,000. In cooperation with Northwest Airlines we also bolstered our First Bank WorldPerks VISA Business Card, introduced in 1995. New accounts grew as we focused on selling and distributing the card through our partner channels. For example, we promoted the card by enclosing sales literature with plane tickets. Through this and other programs, we grew sales volume on our VISA small business cards to the number-one position nationally.

  We also strengthened our seven-year-old Amway(R) VISA card with a significant reintroduction. We dropped the annual fee, created a more attractive Gold Card option, and developed a new application and collateral, among other changes. New accounts grew due to these efforts.

  FBS will continue to seek other co-branding opportunities with similar growth and profitability potential. New programs will focus on partners with strong brands and good consumer distribution potential. Both FBS and the brand partners must meet our profitability goals.

  Another ongoing initiative to build our credit card sales will be to leverage First Bank's new Relationship Management System (RMS). Using RMS in a pilot program, we identified prospects without credit cards and automatically qualified them. A subsequent mailing resulted in twice the sales rate compared to a control group.

  Consumer Payment Systems will continue to leverage our branch and other channels, which provide a cost-effective alternative to direct marketing channels. Five years ago, we gained a majority of our new accounts through mass mailings. Today, less than a third of our new accounts result from direct mail.

                                                         First Bank System, Inc.

MERCHANT BANKCARD SERVICES: ENGINEERING FOR THE FUTURE
------------------------------------------------------

Merchant Bankcard Services offers products and prices that allow merchants to concentrate on their businesses and to accept payments as efficiently as possible. In 1996 Merchant Bankcard Services improved our ability to serve our existing merchant base and attract new business both by enhancing our product set and developing our staff. From a product standpoint, customers now can access more and better point-of-sale applications, a greater number of point-of-sale debit networks, improved check services, and many equipment purchase/finance arrangements. Organizationally, we added marketing and retention personnel, increased the size of our inside and outside sales forces, and restructured our customer implementation and servicing organization.

  Merchant Bankcard Services also is leveraging other parts of FBS through ongoing cross-selling. In 1996 members of our dedicated sales force tested cross-selling checking and business reserve line products, and bankers tested cross-selling small merchant bankcard accounts. Our goal is to offer a package of products and services that is more valuable to a merchant than individual products or services.

BUILDING A TECHNOLOGICAL EDGE
-----------------------------

In July 1996 FBS opened the doors to the First Bank Service Center in Fargo--and to a future of efficiency, profitability and growth in Payment Systems.

  The two-story, 150,000-square-foot facility is home to Payment Systems Services, which includes customer service, research, and account initiation for all FBS credit card products, as well as loan processing and servicing for our indirect sales finance business. The facility consolidated operations from Denver, Minneapolis, and Sioux Falls, South Dakota, resulting in more effective line balancing, keeping staff productive on multiple tasks during peak and off-peak hours.

  The service center features state-of-the-art telephone technology for more efficient and effective management. ACD switching, for example, enables us to route calls to representatives based on their expertise. With up-to-the-minute management information, we can provide better customer service.

  At year end, approximately 700 employees were working in the service center. The facility, with 1,200 work stations and a 35-acre site, is equipped for growth.


RESULTS

COST SAVINGS IS IN THE CARDS

AS ELI LILLY AND COMPANY STRIVES TO MANAGE EXPENSES MORE COST-EFFECTIVELY, ITS DEMAND FOR CARD PRODUCTS KEEPS GROWING. AND FBS PAYMENT SYSTEMS KEEPS PROVIDING NEW CARD SOLUTIONS FOR THE INDIANAPOLIS-BASED PHARMACEUTICAL COMPANY AND ITS SUBSIDIARIES.

LILLY BEGAN USING THE FIRST BANK VISA(R) CORPORATE TRAVEL CARD IN 1992, AND CARD VOLUME HAS GROWN TREMENDOUSLY SINCE. IN 1996 THE COMPANY ADDED ELECTRONIC EXPENSE REPORTING, ENABLING CARDHOLDERS TO SUBMIT AND RECONCILE TRAVEL EXPENSE REPORTS WITHOUT TIME-CONSUMING AND COSTLY PAPERWORK.

LILLY ALSO HAS USED THE FIRST BANK VISA PURCHASING CARD SINCE 1992 TO STREAMLINE ITS PROCUREMENT PROCESS AND REDUCE PROCESSING COSTS. THE PURCHASING CARD HAS ENABLED LILLY TO CONSOLIDATE THOUSANDS OF Product Developments

IN 1997 THE COMPANY WILL EXPLORE USING AN ELECTRONIC SYSTEM THAT WOULD ALLOW EMPLOYEES TO ORDER SUPPLIES FROM AN ON-LINE CATALOG USING PCS. THE FIRST BANK VISA PURCHASING CARD WILL BE THE PREFERRED PAYMENT VEHICLE FOR THIS SYSTEM.


1996 Highlights

 .  Increased total revenue 12.8 percent.

 .  Increased noninterest income 23.8 percent.

Corporate Payment Systems

 . Continued to be the largest issuer of VISA(R) Corporate and Purchasing Cards in terms of number of cards and sales volume, and the leading issuer of purchasing cards to the federal government.

 . Increased Corporate and Purchasing Card relationships to more than 200 of the Fortune 1000.

Consumer Payment Systems

 .  Continued to be among the nation's largest issuers of VISA credit cards.

 . Ranked first within the VISA network in sales volume for small business cards.

 . Increased sales volume on our co-branded credit cards by more than 25 percent.

Merchant Bankcard Services

 . Remained among the top 10 processors of VISA and MasterCard(R) transactions, serving more than 55,000 merchant locations.

 . Improved branch marketing efforts to more efficiently target regional business, our most profitable niche.

First Bank System, Inc.

                 BUSINESS BANKING & PRIVATE FINANCIAL SERVICES


[GRAPH APPEARS HERE -- SEE GRAPHICS APPENDIX]


BUSINESS DESCRIPTION

Through Business Banking and Private Financial Services (PFS), FBS meets the unique financial needs of nearly 21,600 middle market companies and approximately 27,000 ultra affluent customers throughout our banking region. The management structure enables us to leverage the synergistic potential between business and individual customers so that we can fully serve these relationships.

BUSINESS BANKING provides deposit, credit, treasury management, international, and other financial products and services to middle market companies with annual sales in excess of $5 million. Through 67 local offices, we serve customers in industries where FBS has the intellectual capital and other resources to adequately assess risk and provide innovative solutions with high-quality products and excellent customer service.

PRIVATE FINANCIAL SERVICES serves the ultra affluent market with one-stop access to investment management, personal trust, and private banking services. We define the ultra affluent market to be the top 3 percent of households. PFS also serves professional firms, family wealth groups, and executives of Business Banking customers. We provide individualized service through 31 offices, all in metropolitan areas.


Perspectives

SEIZING MARKET OPPORTUNITIES
----------------------------

Business Banking and Private Financial Services (PFS) experienced strong growth in 1996, and prospects for the future are bright. Average loans increased 22 percent during the year to $7.28 billion, and loan commitments grew 23 percent to more than $12.1 billion by year-end.

  We also experienced tremendous growth in several niche businesses. Our asset-based lending division, Republic Acceptance Corporation, achieved average annual loan growth of 83 percent to end the year at approximately $155 million in outstandings. Our leasing division, which specializes in both equipment and auto lease financing, recorded average annual loan growth of nearly 46 percent to end the year at $179 million in outstandings.

  Business Banking and Private Financial Services benefit from growing economies in our 11-state banking region. Facing increased competition from bank and nonbank providers, we differentiate Business Banking through outstanding relationship management. We stay close to our customers by understanding their needs, providing high-quality products and services, and marketing aggressively.

22%

INCREASED AVERAGE LOANS 22 PERCENT TO $7.28 BILLION.

  Competition for PFS also is growing, but the market itself is expanding substantially. We expect the five-year compounded annual growth rate for households with income of $150,000 or more to be 20 percent, compared to an overall household growth rate of less than 2 percent. Furthermore, customer surveys indicate the opportunity to capture a greater share of our customers' credit outstandings and investment portfolios.

  Improving customer satisfaction--so critical in a relationship-driven business--is our top priority, and key to gaining a competitive advantage. Toward this end, in 1997 we plan to increase customer calls, improve customer service, and align incentive compensation to reflect improvement in customer satisfaction.

LEVERAGING BUSINESS AND PERSONAL SYNERGIES
------------------------------------------

Business owners and executives welcome a high level of service from their bankers, both for their business and personal needs. Our bankers have the expertise to recognize both the business and personal financial requirements of their customers.

  Managing Business Banking and PFS together, we are better positioned to leverage FBS resources to deliver integrated financial services to our business and ultra affluent customers.

                                                         First Bank System, Inc.

  In Business Banking, we strive to be close to the customer. Our relationship managers make credit decisions and have direct accountability for profitability. They're motivated to leverage local customer relationships. And they have more time to spend with customers and prospects, because we centralized administrative functions such as policy-making, procedures and training.

  In PFS, we decentralized management to be more aligned with Business Banking. PFS serves clients through teams consisting of managing directors and experts from personal trust, private banking and investments. This team approach provides greater expertise to our clients and helps address a wider array of their financial needs. Team members report through their respective business lines--functional reporting that underscores our commitment to maintaining strong core competencies, while still providing fully integrated product and service delivery.

PROVIDING SERVICE OPTIONS
-------------------------

Private Financial Services remains relationship-driven. However, we are applying technology where appropriate to serve customers more conveniently and efficiently.

  In personal trust, for example, we began segmenting our customers so that we can provide the optimal delivery method to different customers based on their needs. A personal trust customer with complex and diverse assets works with a relationship manager, who assembles a team of experts who can deliver a high degree of personal service. A customer with simpler needs, such as managing a portfolio invested mainly in mutual funds, may choose to work directly with Trust Customer Service instead of a relationship manager.

  Trust Customer Service, opened in 1996, provides personal trust customers convenient access to their accounts through an 800 number. Trained representatives can handle most inquiries and transactions--from providing account balances to managing investments to making distributions--in a timely manner. About 30 percent of Trust Customer Service clients call on a monthly basis.


Results

INTERNAL REFERRALS BENEFIT CLIENTS

TERRY L. SCHMIDT AND ROSE MANUFACTURING COMPANY ENJOY A SUCCESSFUL, LONG-TERM RELATIONSHIP WITH COLORADO NATIONAL BANK (CNB), FIRST BANK SYSTEM'S COLORADO AFFILIATE. SCHMIDT RECENTLY SOLD THE DENVER-BASED MANUFACTURING FIRM, WHICH PRODUCES WORKPLACE SAFETY EQUIPMENT.

ROSE MANUFACTURING BECAME A CLIENT OF CNB'S BUSINESS BANKING GROUP NEARLY 20 YEARS AGO. AMONG OTHER SERVICES, CNB HAS PROVIDED THE COMPANY WITH A REVOLVING LINE OF CREDIT FOR WORKING CAPITAL PURPOSES, AS WELL AS TERM DEBT TO FINANCE EQUIPMENT PURCHASES. WHEN MR. SCHMIDT PLANNED TO SELL THE BUSINESS IN 1996, CNB RISKED LOSING A LOYAL CLIENT.

HOWEVER, ROSE MANUFACTURING REMAINS A CNB CLIENT UNDER NEW OWNERSHIP. AND WHEN MR. SCHMIDT'S BUSINESS BANKER LEARNED ABOUT THE PENDING TRANSACTION, SHE REALIZED HE WOULD NEED FINANCIAL SERVICES RELATING TO THE PROCEEDS OF THE SALE. SO SHE REFERRED HER CLIENT TO A BANKER IN PRIVATE FINANCIAL SERVICES (PFS).

AS THE SALE NEARED, MR. SCHMIDT MET WITH THE PFS BANKER, A TRUST OFFICER AND CNB'S VICE CHAIRMAN. AS A RESULT, HE ESTABLISHED A TRUST ACCOUNT WITH CNB.

BY LEVERAGING SYNERGIES WITHIN BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES, MR. SCHMIDT BENEFITED FROM VALUABLE NEW SERVICES, AND CNB RETAINED TWO VALUED RELATIONSHIPS.


1996 Highlights

 .  Successfully integrated more than 7,000 Business Banking customers and 3,500
   Private Financial Services (PFS) customers in Nebraska and Iowa from acquisitions of FirsTier Financial, Inc., First Bank of Omaha, and Southwest Bank; completed FirsTier integration within three days of closing acquisition.

 . Increased average loans 22 percent to $7.28 billion, including FirsTier acquisition.

 .  Grew loan commitments 23 percent to more than $12.1 billion.

 .  Improved net tangible return on equity to 35.5 percent from 32.3 percent.

 .  Lowered efficiency ratio on a cash basis to 37 percent from 42 percent.

 .  Opened new Wisconsin Business Banking office serving greater Appleton and
   Green Bay, rapidly growing manufacturing and service markets.

 . Grew assets under administration in PFS 58.4 percent to $24.41 billion, including FirsTier acquisition.

First Bank System, Inc.

                               COMMERCIAL BANKING

[GRAPH APPEARS HERE -- SEE GRAPHICS APPENDIX]

BUSINESS DESCRIPTION

Commercial Banking provides credit and noncredit financial solutions to public and private companies with annual revenues of $25 million or more.

We focus on middle market and national companies that are either headquartered or maintain large operations in the Twin Cities region, where we are the market leader. In addition, we serve corporations in selected national markets and niche specialties such as asset-based lending, including agricultural credit, business credit, leasing, and real estate lending. We also are one of the nation's leading providers of credit and other financial services to mortgage bankers. We provide structured finance expertise as well as noncredit products and advisory services including treasury management, international banking, corporate finance, and loan syndications.

Commercial Banking is relationship-driven, not transaction-based. A team of delivery and support professionals led by a relationship manager works closely with each client at multiple levels to link various products and services to meet unique client needs.


RESULTS

PROVIDING VALUE THROUGH STRUCTURED FINANCE

NEEDING TO FINANCE CONSTRUCTION OF A MANUFACTURING FACILITY FOR ITS NEW SISTER COMPANY, A MINNEAPOLIS-BASED COMMERCIAL BANKING CLIENT LOOKED NO FURTHER THAN FBS. FACING CHALLENGING TIME CONSTRAINTS, OUR RELATIONSHIP MANAGERS STRUCTURED A COMPLEX FINANCIAL PACKAGE TO BUILD THE MANUFACTURING FACILITY AND PROVIDE CREDIT FOR WORKING CAPITAL REQUIREMENTS.

OUR ULTIMATE SOLUTION, USING AN ALL-FBS TEAM, INCLUDED ISSUING "LOWER-FLOATER" INDUSTRIAL DEVELOPMENT BONDS TO REDUCE INTEREST COSTS. COMMERCIAL BANKING, RESPONDING TO THE CRITICAL TIMING, PROVIDED A BRIDGE LOAN TO FUND INTERIM CONSTRUCTION COSTS PRIOR TO ISSUING THE BONDS AND SUBSEQUENTLY ISSUED A LETTER OF CREDIT TO FACILITATE THE SALE OF THE BONDS. FBS INVESTMENT SERVICES, INC. SERVED AS THE PLACEMENT AND REMARKETING AGENT, AND FIRST TRUST PROVIDED TRUSTEE SERVICES FOR THE BONDS. FINALLY, TREASURY MANAGEMENT SERVICES WERE IMPLEMENTED TO TRANSACT PAYMENTS OF BOND PROCEEDS TO CONSTRUCTION VENDORS.

USING ALL FBS RESOURCES REDUCED COSTS AND INCREASED CONVENIENCE TO THE CLIENT. MORE AND MORE, SITUATIONS DEMAND COMPLEX FINANCIAL SOLUTIONS. THIS EXPERIENCE SHOWS HOW OUR RELATIONSHIP MANAGERS CAN MARSHAL EXPERTISE THROUGHOUT FBS TO DELIVER VALUE TO OUR CLIENTS.


Perspectives

BUILDING CLIENT LOYALTY
-----------------------

Like our industry as a whole, Commercial Banking is changing rapidly. Competition is expanding from new sources every day, while our client base in many industries faces accelerating consolidation. Companies demand more from their banking partners, and they are placing their financial business with fewer bank providers. Furthermore, the strengthening financial condition of many companies translates into lower demand for funds and lower margins.

  We can't control the competition. We can't control the economy. But we can focus on our clients. To succeed, we must create loyal clients. A loyal client is one who is highly satisfied with our partnership, who knows that we understand the client's business, and who repeatedly comes to us for more. Our strategy for fostering client loyalty is to distinguish ourselves from other service providers by consistently exceeding our clients' expectations.

  How do we know what exceeds clients' expectations? We asked them. We identified three key banking practices that lead to client loyalty:

  CLIENT FOCUS--focusing on client needs, communicating and listening to clients, and generating innovative ideas and solutions.

  SUPERB EXECUTION--providing products and services that our clients need, and maintaining a commitment to excellence.

  ESSENTIAL KNOWLEDGE--having business acumen, understanding our clients and their industries, and being able to link client needs to our products and services.

  To improve client loyalty in 1996, we launched a rigorous sales initiative that requires our relationship teams to continuously understand and identify potential relationships between our clients' needs, market and industry factors, and available financial solutions. The result of this "Client Ready Approach" is a common sales method that develops customized financial solutions for clients and generates revenue for FBS.

                                                         First Bank System, Inc.

MOVING TOWARD ALIGNMENT
-----------------------

In building client loyalty, we know that people are the key to differentiation in a relationship-driven business. The increasingly complex needs of our clients require teams of committed delivery and support professionals working together to provide effective solutions.

  For these teams to be effective, team members must be aligned. In Commercial Banking, we have chosen to focus our alignment efforts around five values that guide us in our strategy to consistently exceed our clients' expectations. These values are integrity, initiative, accountability, teamwork and innovation.

  In 1996 we continued our commitment toward achieving a culture of aligned values. Through a process that included a series of workshops, employees gained a better understanding of Commercial Banking's values and the individual changes necessary to achieve alignment with these values. Through self-assessment tools and feedback from co-workers, employees also received data that provided a basis for generating individual development plans focused on improving alignment.

  We are confident that a culture of committed employees aligned with a shared set of values will lead to increased client satisfaction and loyalty and will continue to differentiate us in an increasingly competitive environment.

FOCUSING ON OPPORTUNITY
-----------------------

In 1996 we continued to analyze product usage, profitability, and relationship potential among our client base.

  As our clients' businesses become more demanding, they require more sophisticated financial solutions. And clients' needs vary. With the goal of focusing our expertise for maximum client benefit, clients are strategically linked with the most appropriate relationship team to handle their unique needs.

10%

INCREASED AVERAGE LOANS, EXCLUDING LOANS TO MORTGAGE BANKERS, BY MORE THAN 10 PERCENT TO $4.9 BILLION.

  In addition to focusing appropriate resources on our clients, we also have stepped up our efforts to win and retain the most complex relationships--which are often the most profitable. Traditionally, banks have offered a standard line of credit and noncredit products without regard for the particular needs of their clients. In other words, banks were more focused on selling products than providing effective solutions. Now, we have sophisticated professionals who have the resources to deliver customized, innovative financial solutions to meet our clients' most complex, challenging and unique needs.


1996 Highlights

 . Increased average loans, excluding loans to mortgage bankers, by 10.2 percent to $4.9 billion.

 . Served as agent on transactions totaling $1.7 billion and co-agent on transactions totaling $6.7 billion.

 . Increased total FBS revenues from treasury management services by 12.1 percent including acquisitions.

 . Maintained strong credit quality, with nonperforming assets of $41.1 million, or .78 percent of loans plus other real estate owned.

 .  Improved efficiency ratio on a cash basis to 29.3 percent from 31.6 percent.

First Bank System, Inc.

               CORPORATE TRUST & INSTITUTIONAL FINANCIAL SERVICES

[GRAPH APPEARS HERE -- SEE GRAPHICS APPENDIX]

BUSINESS DESCRIPTION

Corporate Trust and Institutional Financial Services share a trust accounting system, fee billing unit, and the legal entity First Trust, but otherwise remain distinct businesses.

Through CORPORATE TRUST, FBS is one of the nation's largest providers of domestic corporate trust services. Corporate Trust provides trusteeship for municipal, corporate, asset-backed and international bonds, as well as paying agent, escrow agent, and document custodial services to debt issuers.

INSTITUTIONAL FINANCIAL SERVICES focuses on investment clients and products. The business is organized into two groups: First Asset Management (FAM) and Investment Services. FAM provides centralized investment management, delivery and business support services for all FBS individual and institutional investment products. These products include First American Funds (a proprietary mutual fund family advised by FAM) and 401(k) products. Investment Services is FBS's full-service broker/dealer providing a wide array of investment products to individual investors, and underwriting, distribution and portfolio services to institutional clients.


Perspectives

CORPORATE TRUST: POSITIONED TO LEAD
-----------------------------------

In the corporate trust business, establishing economies of scale is necessary for competing effectively. The advantage goes to companies with the means to invest in efficient technology and offer a breadth of high-quality products and services. Through recent acquisitions and internal growth, FBS has become one of the largest providers of corporate trust services in the industry.

  In 1996 we successfully completed the integration of BankAmerica's corporate trust business, doubling our corporate trust revenue and profitability. We continued our growth by announcing the acquisition of Comerica, Inc.'s bond indenture and paying agent business. Having closed on the Comerica acquisition in January 1997, FBS now serves more than 10,000 clients with 33,000 bond issues in the areas of municipal, revenue, housing and corporate bond indenture trusteeships.

  FBS continues to explore acquisition opportunities for Corporate Trust, but scale is just one reason we are well-positioned to succeed in this niche.

  We are investing in the infrastructure needed to absorb future acquisitions and grow our existing business. For example, we're upgrading systems for fee billing and collection, account control, and bondholder accounting and service. Our continuing emphasis on automation and standardization enhances our ability to deliver the levels of accuracy, quality and timeliness that bondholders and bond issuers demand.

  Our strategy of maintaining local offices gives us a competitive edge in retaining and expanding our client base, particularly for municipal bonds. Through 13 full-service offices nationwide, we clearly have the size, experience and resources to compete profitably and efficiently.

  In addition, we are able to leverage management expertise throughout FBS in areas such as acquisitions and cost control.


RESULTS

TOP-OF-THE-LINE SYSTEMS, SERVICE AND CLIENTS

THE CALIFORNIA HOUSING FINANCE AGENCY (CHFA) BECAME A FIRST TRUST CUSTOMER IN 1992, WHEN FBS ACQUIRED A MAJOR COMPETITOR'S CORPORATE TRUST PORTFOLIO. CHFA HAD BEEN CONSIDERING CHANGING VENDORS TO PROVIDE TRUSTEE AND PAYING AGENT SERVICES, AND AGREED TO STAY PUT IF FIRST TRUST COULD PROVIDE HIGH-QUALITY SERVICE AND MAINTAIN A LOCAL PRESENCE. WE DID BOTH.

TODAY CHFA IS ONE OF CORPORATE TRUST'S LARGEST CLIENTS AND ONE OF THE LARGEST BOND ISSUERS IN CALIFORNIA. THE AGENCY'S OUTSTANDING DEBT HAS GROWN NEARLY 40 PERCENT SINCE 1992. IN 1996 THE AGENCY ISSUED MORE THAN $1 BILLION IN NEW BONDS, AS IT IMPROVED ITS EFFICIENCY AND PRODUCT DELIVERY.

FIRST TRUST HAS PROVED CAPABLE OF HANDLING THIS RAPIDLY GROWING, HIGH-PROFILE CLIENT AND ITS COMPLEX BUSINESS. OUR CENTRALIZED TRUST ACCOUNTING SYSTEMS AND OUR STAFF PROVIDE THE DEPENDABLE, HIGH-QUALITY SERVICE THE AGENCY NEEDS. WHEN HANDS-ON, PERSONAL ATTENTION IS REQUIRED, A DEDICATED ACCOUNT TEAM IS NEARBY IN OUR SAN FRANCISCO REGIONAL OFFICE, ONE OF 13 ACROSS THE COUNTRY.

                                                         First Bank System, Inc.

INSTITUTIONAL FINANCIAL SERVICES: PERFORMANCE PLUS
--------------------------------------------------

72%

GREW PROPRIETARY FIRST AMERICAN MUTUAL FUND ASSETS 72 PERCENT TO $12.8 BILLION.

The goal of Institutional Financial Services is to satisfy customers, enabling us to grow noninterest income by gathering assets. In 1996 our assets under management increased 35 percent to $39.3 billion, and fee income grew 16 percent to $85.8 million.

  We are on target to meet our long-term objectives for size and revenue. Furthermore, we are confident that we can continue to grow because we offer sound investment products--both in performance and breadth--and because FBS has solid market presence and distribution.

  Strong, long-term performance is fueling our growth and is a key reason why First American Funds, a proprietary mutual fund family advised by First Asset Management (FAM), reached $12.8 billion in assets under management in 1996. At year-end, Morningstar gave eight of these funds four-star ratings or higher for three-year performance.

  In 1996 we continued to expand our product offerings to meet the needs of a wide range of investors. First American Strategy Funds, "funds of funds" that invest primarily in shares of other First American funds, were introduced into the no-load arena. The new funds, advised by FAM, provide a one-stop option for investors seeking income, growth and income, growth, or aggressive growth portfolios.

  In retirement investments, FBS is seizing the opportunity related to the shift of assets from defined benefit to defined contribution plans. First Select, our new 401(k) plan for companies with 250 to 5,000 employees, promises to be a successful vehicle for defined benefit plan conversion. It gives customers the option to invest in First American Funds as well as in partner funds such as Fidelity and Putnam. Our retirement products continue to grow largely on the strength of referrals from FBS retail and business bankers.


401(K) SOLUTION FOR A GROWING COMPANY

WHEN THE RAMKOTA COMPANIES, INC., LAUNCHED ITS 401(K) PROGRAM IN 1989, IT INSTINCTIVELY TURNED TO FIRST TRUST. THE SIOUX FALLS, S.D.-BASED COMPANY ALREADY RELIED ON FIRST BANK FOR DEPOSIT AND CREDIT SERVICES, AS WELL AS CASH MANAGEMENT, TRUST ADMINISTRATION, AND CREDIT CARDS.

AS RAMKOTA GREW RAPIDLY THROUGH ACQUISITIONS TO OWN AND MANAGE 38 HOTELS IN 13 STATES, ITS 401(K) PROGRAM GREW MORE COMPLEX. BY 1996 THE COMPANY SPONSORED 28 RETIREMENT PLANS--A CUMBERSOME, TIME-CONSUMING ADMINISTRATIVE BURDEN.

RECOGNIZING RAMKOTA'S NEEDS, FIRST TRUST RECOMMENDED CONSOLIDATING THE COMPANY'S 401(K) BENEFITS USING THE FIRST AMERICAN RETIREMENT PLAN. RAMKOTA AGREED, SIGNIFICANTLY REDUCING ADMINISTRATIVE TASKS. IN ADDITION, RAMKOTA EMPLOYEES NOW HAVE MORE COMPLETE, TIMELY ACCESS TO THEIR RETIREMENT ACCOUNTS. AN 800 NUMBER ENABLES THEM TO CHECK DAILY BALANCES AND TRANSFER FUNDS BY PHONE 24 HOURS A DAY. THEY RECEIVE STATEMENTS THAT ARE MORE DETAILED AND TIMELY THAN BEFORE. AND THEY CAN CHOOSE FROM AMONG SEVERAL INVESTMENT OPTIONS FROM THE FIRST AMERICAN FUNDS FAMILY.

EVEN WITH CONTINUED EXPANSION, RAMKOTA CAN EASILY ENROLL NEW EMPLOYEES IN THE FIRST AMERICAN RETIREMENT PLAN WITHOUT ADDING NEW PLANS.


1996 Highlights

Corporate Trust

 .  Completed integration of BankAmerica's corporate trust business.

 .  Announced acquisition of bond indenture services business of Comerica, Inc.

 .  Grew principal outstanding 39 percent to $458 billion.

 .  Increased bond issues 83 percent to 33,000.

 .  Increased number of bondholders served by 77 percent to 995,000.

 Institutional Financial Services

 .  Increased assets under management 35 percent to $39.3 billion.

 . Grew proprietary First American mutual fund assets 72 percent to $12.8 billion.

 . Increased small plan 401(k) plan assets under management 74 percent to $712.3 million.

 .  Attracted 121 new retirement plan sponsors, up 45 percent.

 . Established nearly 39,000 new brokerage account relationships, a 16.5 percent increase in new relationships.

 .  Increased brokerage investment sales revenue by 27 percent.

 . Increased public finance and municipal underwriting volume by nearly $500 million, a 33 percent increase.

First Bank System, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



OVERVIEW

SUMMARY OF 1996 RESULTS First Bank System, Inc. (the "Company") earned a record $740 million for the year 1996, up 30 percent from 1995 net income of $568 million. On a per fully diluted share basis, net income was $5.25 compared with $4.11 in 1995, an increase of 28 percent. Return on average assets and return on average common equity were 2.09 percent and 23.8 percent, compared with returns of 1.73 percent and 21.3 percent in 1995.

     Several nonrecurring items affected operating results for 1996. The impact of these items was $72.1 million ($138.0 million on a pre-tax basis), or $.53 per share. Nonrecurring gains were: $190 million, net of expenses, received for the termination of the First Interstate Bancorp ("First Interstate") merger agreement; a $65 million refund of state income taxes, including interest; $45.8 million in gain on the sale of the Company's mortgage banking operations; and, $15 million in net securities gains. Nonrecurring charges included: $31.3 million in merger and integration charges associated with the acquisitions of FirsTier Financial, Inc. ("FirsTier") and the corporate trust business of BankAmerica Corporation ("BankAmerica"); $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment of cardholder and core deposit intangibles; $10.1 million for a one-time employee bonus; $17.3 million to acquire software and write-off other miscellaneous assets; and, a $51 million one-time special assessment by the Federal Deposit Insurance Corporation ("FDIC") on deposits insured by the Savings Association Insurance Fund ("SAIF").

     Operating earnings (net income excluding nonrecurring items) for 1996 were $667.7 million, an increase of $99.6 million (18 percent) from 1995. On a per fully diluted share basis, operating earnings were $4.74 in 1996, compared with $4.11 in 1995. Return on average assets and return on average common equity, excluding nonrecurring items, were 1.88 percent and 21.4 percent, compared with returns of 1.73 percent and 21.3 percent in 1995. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 49.9 percent in 1996 from 53.3 percent in 1995.

     The strong 1996 results reflect growth in net interest and noninterest income, controlled operating expenses, and effective capital management. Net interest income on a taxable-equivalent basis was $1.6 billion, an increase of $100 million (7 percent) from 1995. Noninterest income increased $117.8 million (16 percent) from 1995, excluding nonrecurring items, primarily as a result of growth in credit card, trust fees and service charges on deposit accounts. Excluding nonrecurring items, 1996 noninterest expense increased $35.4 million (3 percent) compared with 1995 primarily because of acquisitions. Compared with noninterest expense for 1995, adjusted for acquisitions and divestitures, noninterest expense declined $101 million (8 percent) in 1996.

     Credit quality remained strong during 1996. Nonperforming assets totaled $137.7 million at December 31, 1996, down $16 million (10 percent) from December 31, 1995. The ratio of allowance for credit losses to nonperforming loans increased to 429 percent from 401 percent at December 31, 1995. See "Corporate Risk Profile" for additional information.

ACQUISITION AND DIVESTITURE ACTIVITY On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier for $717 million. Under the terms of the purchase agreement, the Company exchanged .8829 shares of its common stock for each common share of FirsTier, or a total of 16.5 million shares. FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. As a purchase transaction, the results of operations of FirsTier are included in the Company's results from the date of acquisition.

     During the fourth quarter of 1995 and first quarter of 1996 the Company acquired the corporate trust business of BankAmerica. After the acquisition, the Company became one of the nation's leading providers of domestic corporate trust services.

     During 1996 the Company sold its residential mortgage servicing and loan production business to three parties. Bank of America fsb, a subsidiary of BankAmerica, purchased approximately $14 billion in mortgage servicing rights. Columbia National, Inc., of Maryland, and Knutson Mortgage Co., of Minnesota, agreed to purchase the Company's loan production business. The Company will now deliver mortgage loan products through bank branches and telemarketing. These transactions resulted in a net gain of $45.8 million.

     On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues.

     On January 24, 1996, First Interstate announced that it had terminated a merger agreement with the Company and entered into a definitive agreement with Wells Fargo & Company. Under the terms of a settlement agreement, the Company received $125 million on January 24, 1996, and an additional $75 million paid upon consummation of the merger of First Interstate and Wells Fargo & Company on April 1, 1996.

     Refer to Note C for additional information regarding acquisitions and divestitures.

18                                                      First Bank System, Inc.

TABLE 1  SELECTED FINANCIAL DATA

(Dollars in Millions, Except Per Share Data)                                 1996            1995       1994       1993       1992
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis)........................   $1,553.6        $1,454.0   $1,434.5   $1,355.9   $1,175.7
Provision for credit losses...........................................      136.0           115.0      123.6      133.1      191.7
                                                                         ----------------------------------------------------------
  Net interest income after provision for credit losses...............    1,417.6         1,339.0    1,310.9    1,222.8      984.0
Securities gains (losses).............................................       15.0              --     (115.0)        .3       46.3
Other nonrecurring gains..............................................      300.8            31.0         --         --         --
Other noninterest income..............................................      869.9           752.1      673.9      618.6      567.4
Merger-related charges*...............................................       69.9              --      125.3       72.2      110.4
Other nonrecurring charges............................................      107.9            31.0         --         --         --
Other noninterest expense.............................................    1,210.3         1,174.9    1,224.1    1,192.5    1,135.9
                                                                         ----------------------------------------------------------
  Income from continuing operations before
   income taxes and cumulative effect of changes
   in accounting principles...........................................    1,215.2           916.2      520.4      577.0      351.4
Taxable-equivalent adjustment.........................................       20.6            13.8       15.1       17.7       22.7
Income taxes..........................................................      454.8           334.3      191.8      198.6      115.7
                                                                         ----------------------------------------------------------

  Income from continuing operations before cumulative
   effect of changes in accounting principles.........................      739.8           568.1      313.5      360.7      213.0
Income (loss) from discontinued operations............................         --              --       (8.5)       2.5        2.7
                                                                         ----------------------------------------------------------
  Income before cumulative effect of changes
   in accounting principles...........................................      739.8           568.1      305.0      363.2      215.7
Cumulative effect of changes in accounting principles.................         --              --         --         --      233.2
                                                                         ----------------------------------------------------------
  Net income..........................................................   $  739.8        $  568.1   $  305.0   $  363.2   $  448.9
                                                                         ----------------------------------------------------------
Return on average assets..............................................       2.09%           1.73%       .91%      1.13%      1.56%
Return on average assets before merger-related
 and nonrecurring items and cumulative effect of
 changes in accounting principles.....................................       1.88            1.73       1.35       1.27        .89
Return on average common equity.......................................       23.8            21.3       11.2       13.9       20.0
Return on average common equity before merger-related
 and nonrecurring items and cumulative effect of
 changes in accounting principles.....................................       21.4            21.3       17.0       15.8       10.8
Net interest margin...................................................       4.89            4.91       4.74       4.69       4.54
Efficiency ratio......................................................       51.0            53.9       64.0       64.1       71.5
Efficiency ratio before merger-related and
 nonrecurring items...................................................       49.9            53.3       58.1       60.4       65.2

PER COMMON SHARE:
Primary income from continuing operations
 before cumulative effect of changes in
 accounting principles................................................   $   5.34        $   4.19   $   2.21   $   2.46   $   1.46
  Income (loss) from discontinued operations..........................         --              --       (.06)       .02        .02
  Cumulative effect of changes in accounting principles...............         --              --         --         --       1.87
                                                                         ----------------------------------------------------------
Primary net income....................................................   $   5.34        $   4.19   $   2.15   $   2.48   $   3.35
                                                                         ----------------------------------------------------------
Fully diluted income from continuing operations
 before cumulative effect of changes in
 accounting principles................................................   $   5.25        $   4.11   $   2.20   $   2.45   $   1.45
  Income (loss) from discontinued operations..........................         --              --       (.06)       .02        .02
  Cumulative effect of changes in accounting principles...............         --              --         --         --       1.79
                                                                         ----------------------------------------------------------
Fully diluted net income..............................................   $   5.25        $   4.11   $   2.14   $   2.47   $   3.26
                                                                         ----------------------------------------------------------
Dividends paid**......................................................   $   1.65        $   1.45   $   1.16   $   1.00   $    .88

AVERAGE BALANCE SHEET DATA:
Loans.................................................................   $ 26,806        $ 25,383   $ 23,863   $ 21,808   $ 19,108
Earning assets........................................................     31,754          29,603     30,265     28,907     25,899
Assets................................................................     35,477          32,886     33,545     32,191     28,837
Deposits..............................................................     23,443          22,708     24,661     25,637     22,953
Long-term debt........................................................      3,393           2,963      2,609      1,633      1,453
Common equity.........................................................      3,085           2,634      2,603      2,409      2,090
Total shareholders' equity............................................      3,175           2,739      2,746      2,769      2,495

YEAR-END BALANCE SHEET DATA:
Loans.................................................................   $ 27,128        $ 26,400   $ 24,556   $ 23,497   $ 20,692
Assets................................................................     36,489          33,874     34,128     33,370     32,758
Deposits..............................................................     24,379          22,514     24,256     26,386     26,395
Long-term debt........................................................      3,553           3,201      2,981      2,070      1,151
Common equity.........................................................      3,053           2,622      2,494      2,466      2,354
Total shareholders' equity............................................      3,053           2,725      2,612      2,744      2,745
-----------------------------------------------------------------------------------------------------------------------------------

 *Includes $26.4 relating to ORE in 1992, and $56.5 relating to severance in 1994.

**Dividends per share have not been restated for the Metropolitan Federal
  Corporation ("MFC") or Colorado National Bankshares, Inc. ("CNB") mergers. MFC paid common dividends of $25.1 million in 1994 ($.80 per share), $12.1 million in 1993 ($.39 per share) and $7.7 million in 1992 ($.27 per share). CNB paid common dividends of $3.2 million in 1992 ($.28 per share).

First Bank Systems, Inc.                                                      19

TABLE 2  LINE OF BUSINESS FINANCIAL PERFORMANCE

                                              Retail                          Payment                  Business Banking and
                                              Banking                         Systems               Private Financial Services
                                 ---------------------------------------------------------------------------------------------------
                                                          Percent                   Percent                      Percent
(Dollars in Millions)                   1996       1995    Change    1996     1995   Change    1996       1995   Change
------------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
  (taxable-equivalent
   basis).........................  $  758.6    $ 712.1      6.5%  $146.5   $155.8     (6.0)%  $394.1   $330.0     19.4%
Provision for credit losses.......      20.2       19.5      3.6     92.0     74.8     23.0      13.4     11.0     21.8
Noninterest income................     161.4      141.1     14.4    330.3    266.9     23.8     116.8     95.2     22.7
Noninterest expense...............     569.6      541.4      5.2    208.9    193.0      8.2     199.8    182.7      9.4
Income taxes and taxable-
  equivalent adjustment...........     125.5      111.1              66.8     58.9              113.1     87.9
Income before nonrecurring          --------------------           ----------------           -----------------          -----------
 items............................  $  204.7    $ 181.2     13.0   $109.1   $ 96.0     13.6    $184.6   $143.6     28.6
                                    --------------------           ----------------           -----------------          -----------

Net nonrecurring items
 (after-tax)......................
   Net income.....................

AVERAGE BALANCE SHEET DATA:
Commercial loans..................  $    442    $   358     23.5   $1,148   $  807     42.3    $6,695   $5,472     22.4
Consumer loans,
  excluding residential
   mortgage.......................     6,441      5,849     10.1    2,654    2,341     13.4       463      405     14.3
Residential mortgage loans........     3,323      4,815    (31.0)      --       --       --       124       91     36.3
Assets............................    13,151     13,932     (5.6)   4,632    3,854     20.2     9,615    7,837     22.7
Deposits..........................    16,993     16,839       .9       40       40       --     3,638    3,139     15.9
Common equity.....................     1,039      1,002      3.7      427      351     21.7       841      608     38.3
                                    --------------------           ----------------           -----------------          -----------
Return on average assets..........      1.56%      1.30%             2.36%    2.49%              1.92%    1.83%
Return on average common
 equity ("ROCE")..................      19.7       18.1              25.6     27.4               22.0     23.6
Net tangible ROCE**...............      36.2       26.0              43.4     47.8               35.5     32.3
Efficiency ratio..................      61.9       63.5              43.8     45.7               39.1     43.0
Efficiency ratio on a cash
 basis**..........................      59.2       61.4              41.8     43.2               36.9     41.9
------------------------------------------------------------------------------------------------------------------------------------

 *Not meaningful.
**Calculated by excluding goodwill and other intangibles and the related amortization.
  Note:The Company's mortgage banking operations, which were sold in first quarter 1996, and nonrecurring items are included in "Other."

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

RETAIL BANKING Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Net income was $204.7 million in 1996 compared with $181.2 million in 1995. Return on average assets increased to
1.56 percent from 1.30 percent in 1995. Net tangible return on average common equity increased to 36.2 percent from 26.0 percent in the previous year.

     The increase in net interest income resulted from growth in core commercial and nonmortgage consumer loans and the February 1996 acquisition of FirsTier. Noninterest income and expense were higher in 1996 compared with 1995, reflecting the impact of acquisitions. The efficiency ratio on a cash basis improved to 59.2 percent in 1996 from 61.4 percent a year ago.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Net income increased 14 percent in 1996 to $109.1 million compared with $96.0 million in 1995. Return on average assets was 2.36 percent, compared with 2.49 percent in 1995, and net tangible return on average common equity was 43.4 percent compared with 47.8 percent in 1995.

                                                        First Bank Systems, Inc.

                                                           Corporate Trust and
                        Commercial                       Institutional Financial                             Consolidated
                         Banking                                Services                 Other                 Company
------------------------------------------------------------------------------------------------------------------------------------
                                        Percent                            Percent                                        Percent
                   1996         1995     Change      1996            1995   Change    1996   1995        1996        1995  Change
------------------------------------------------------------------------------------------------------------------------------------

                 $209.2       $216.1      (3.2)%   $ 39.4          $ 26.3     49.8%  $ 5.8  $13.7    $1,553.6    $1,454.0      6.9%
                   10.4          9.7       7.2         --              --       --      --    (.1)      136.0       115.0     18.3
                   59.8         60.3       (.8)     196.9           140.6     40.0     4.7   48.0       869.9       752.1     15.7
                   79.9         88.3      (9.5)     142.7           109.4     30.4     9.4   60.1     1,210.3     1,174.9      3.0

                   68.0         67.8                 35.6            21.8               .5     .6       409.5       348.1
-------------------------------------            ------------------------            -------------------------------------
                 $110.7       $110.6        .1     $ 58.0          $ 35.7     62.5      .6    1.1       667.7       568.1     17.5
-------------------------------------            ------------------------
                                                                                      72.1     --        72.1          --        *
                                                                                     -------------------------------------
                                                                                     $72.7  $  1.1     $739. 8     $568.1     30.2
                                                                                     -------------------------------------

                 $5,438       $4,978       9.2     $   --          $   --     $ --   $  --  $   4    $ 13,723    $ 11,619     18.1

                   --             --        --         --              --       --      --     --       9,558       8,595     11.2
                   --             --        --         --              --       --      78    263       3,525       5,169    (31.8)




                  6,752        6,095      10.8      1,165             709     64.3     162    459      35,477      32,886      7.9
                  1,569        1,620      (3.1)     1,040             788     32.0     163    282      23,443      22,708      3.2
                    473          427      10.8        289             179     61.5      16     67       3,085       2,634     17.1
-------------------------------------            ------------------------            -------------------------------------
                *  1.64%        1.81%                   *               *                                1.88%       1.73%
                   23.4         25.9                 20.1%           19.9%                               21.4        21.3
                   24.4         27.2                 36.6            28.8                                35.2        30.7
                   29.7         31.9                 60.4            65.5                                49.9        53.3
                   29.3         31.6                 52.5            60.3                                46.8        50.7
-----------------------------------------------------------------------------------------------------------------------------------


     Fee-based noninterest income increased approximately 24 percent in 1996 compared with 1995. The increases were due to growth in the sales volume of the Corporate Card, the Purchasing Card, the First Bank WorldPerks(R) VISA(R) card, and the expansion of the ATM network. Net interest income decreased slightly due to a change in the loan mix. Average commercial loans, which are primarily noninterest-earning Corporate and Purchasing Card balances, comprised approximately 30 percent of the portfolio in 1996, compared with approximately 26 percent in 1995. Noninterest expense increased 8 percent reflecting an increase in sales volume. The efficiency ratio on a cash basis improved to 41.8 percent from 43.2 percent in 1995.

BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES

Business Banking and Private Financial Services includes middle-market banking services, private banking, and personal trust. Net income increased 29 percent to $184.6 million compared with 1995. Return on average assets was 1.92 percent compared with 1.83 percent in 1995, and net tangible return on average common equity was 35.5 percent compared with 32.3 percent in 1995.

     Net interest income increased 19 percent, reflecting 22 percent growth in average loan balances including acquisitions. The 23 percent increase in noninterest income in 1996 compared with 1995 resulted from acquisitions and a more effective approach to charging for private financial services. Noninterest expense increased in 1996 compared with 1995 reflecting the impact of acquisitions. The efficiency ratio on a cash basis improved to 36.9 percent in 1996 from 41.9 percent in 1995.

COMMERCIAL BANKING Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies. Net income was $110.7 million, essentially unchanged from 1995. Return on average assets was 1.64 percent compared with 1.81 percent in 1995, and net tangible return on average common equity was 24.4 percent compared with
27.2 percent in 1995.

First Bank System, Inc.                                                     21

     Although average loans increased $460 million (9 percent) from 1995, net interest income was lower primarily reflecting the impact of lending to the cyclical mortgage banking sector. Noninterest income remained relatively flat in 1996 compared with 1995. The decrease in noninterest expense reflected the benefits of increased operational efficiencies. The efficiency ratio on a cash basis improved to 29.3 percent compared to 31.6 percent in 1995.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES
Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Net income increased 63 percent to $58.0 million compared with the prior year. The net tangible return on average common equity was 36.6 percent in 1996, compared with 28.8 percent in 1995.

     Corporate Trust net income increased over 1995 primarily due to the Company's strategy to grow its fee-based businesses including the full year impact of the BankAmerica Corporate Trust business acquisition. Institutional Financial Services net income increased reflecting growth in mutual fund balances due to successful marketing promotions and the acquisition of FirsTier. The efficiency ratio on a cash basis improved to 52.5 percent from 60.3 percent in 1995, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

STATEMENT OF INCOME ANALYSIS


NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $1.55 billion in 1996 compared with $1.45 billion in 1995 and $1.43 billion in 1994. The 1996 increase as compared with 1995 was attributable primarily to growth in average loans. During 1996, $1.3 billion of residential mortgage loans were securitized and reclassified to available-for-sale securities to enhance liquidity and financial management flexibility. Excluding residential mortgage loan balances, 1996 average loans were higher by approximately $3.1 billion than 1995, reflecting growth in core commercial and consumer loans, as well as the February 1996 acquisition of FirsTier. Average securities were higher than 1995, reflecting the transfer of securitized mortgage loan balances and the addition of securities acquired with FirsTier, partially offset by maturities and sales.

     Partially offsetting the impact of higher average loan balances was the effect of a lower average yield on loans. The average yield on loans for 1996 was 8.75 percent, or 24 basis points lower than 8.99 percent in 1995 due to declining interest rates over the past year. The improvement in net interest income also reflected a decrease of 16 basis points on rates paid on interest-bearing liabilities.

     The improvement in net interest income from 1994 to 1995 reflected an increase in the average yield on earning asset balances due to increases in market interest rates during 1994 and the first quarter of 1995 and a shift in the mix from securities and residential mortgage-related balances to other higher yielding commercial and consumer loan balances. Solid loan growth occurred in both nonmortgage consumer and commercial loans, offset primarily by a decrease in the balance of residential mortgage loans. Excluding these residential mortgage loan balances, average loans for the year increased by $2.5 billion from 1994, as demand for small business and middle-market loans, credit cards, home equity, and other consumer loans remained strong.


TABLE 3  ANALYSIS OF NET INTEREST INCOME

(Dollars in Millions)                                                              1996             1995              1994
---------------------------------------------------------------------------------------------------------------------------------
Net interest income (taxable-equivalent basis)......................           $1,553.6           $1,454.0           $1,434.5
                                                                          -------------------------------------------------------
Average balances of earning assets supported by:
 Interest-bearing liabilities.......................................           $ 24,677            $23,527            $23,618
 Noninterest-bearing liabilities....................................              7,077              6,076              6,647
                                                                          -------------------------------------------------------
  Total earning assets..............................................           $ 31,754            $29,603            $30,265
                                                                          -------------------------------------------------------

Average yields and weighted average rates (taxable-equivalent basis):
 Earning assets yield...............................................               8.42%              8.64%              7.61%
 Rate paid on interest-bearing liabilities..........................               4.54               4.70               3.68
                                                                          -------------------------------------------------------
Gross interest margin...............................................               3.88%              3.94%              3.93%
                                                                          -------------------------------------------------------
Net interest margin.................................................               4.89%              4.91%              4.74%
                                                                          -------------------------------------------------------
Net interest margin without taxable-equivalent increments...........               4.83%              4.87%              4.69%
---------------------------------------------------------------------------------------------------------------------------------

22                                                       First Bank System, Inc.

TABLE 4  CHANGES IN RATE AND VOLUME

                                                       1996 Compared with 1995             1995 Compared with 1994
(In Millions)                                    Volume     Yield/Rate       Total     Volume       Yield/Rate     Total
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in:
 Interest income:
   Loans..................................        $  125.6       $ (60.5)     $  65.1   $  127.6        $  230.0    $  357.6
   Taxable securities.....................             7.9           7.5         15.4     (131.7)           29.9      (101.8)
   Nontaxable securities..................            25.8          (3.8)        22.0        (.5)            (.6)       (1.1)
   Federal funds sold and
    resale agreements.....................            11.9          (1.6)        10.3       (6.0)            5.7         (.3)
  Other...................................             5.0          (2.3)         2.7         --             1.4         1.4
                                                ----------------------------------------------------------------------------
    Total.................................           176.2         (60.7)       115.5      (10.6)          266.4       255.8
Interest expense:
  Savings deposits and time
    deposits less than $100,000...........             2.1         (18.7)       (16.6)     (29.0)          146.2       117.2
  Time deposits over $100,000.............           (12.5)         (4.5)       (17.0)     (19.9)           12.1        (7.8)
  Short-term borrowings...................            48.2         (13.7)        34.5       41.8            43.0        84.8
  Long-term debt..........................            26.3         (13.6)        12.7       21.4            20.7        42.1
  Company-obligated mandatorily
    redeemable capital securities
    of FBS Capital I......................             2.3            --          2.3         --              --          --
                                                 ---------------------------------------------------------------------------
Total.....................................            66.4         (50.5)        15.9       14.3           222.0       236.3
                                                 ---------------------------------------------------------------------------
Increase (decrease) in net
interest income...........................        $  109.8       $ (10.2)     $  99.6   $  (24.9)       $   44.4    $   19.5
----------------------------------------------------------------------------------------------------------------------------

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


     Partially offsetting the 1995 increase in the average yield on earning assets was an increase in the average rate paid on interest-bearing liabilities as a result of increases in deposit rates and, to a lesser extent, a shift in mix from deposits to borrowings in 1995 as compared to 1994. Average interest-bearing deposits decreased reflecting the 1995 divestiture of $848 million of deposits and consumers moving funds into alternative investment vehicles.

     The net interest margin, on a taxable-equivalent basis, was 4.89 percent in 1996, essentially unchanged from 4.91 percent in 1995. The net interest margin was 4.74 percent in 1994. The improvement in the net interest margin in 1995 over 1994 resulted from a shift in the mix of earning assets from securities and lower-margin mortgage-related loans to higher yield consumer and commercial loans.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $136.0 million in 1996, up $21.0 million from the provision of $115.0 million in 1995 and $12.4 million from the provision of $123.6 million in 1994. Net charge-offs increased to $152.8 million in 1996 from $121.0 million in 1995 and 140.3 million in 1994. These increases resulted from increased loan volumes, higher credit card net charge-offs, and lower commercial loan net recoveries. The 1994 provision for credit losses included a $16.5 million merger-related provision to provide for the Company's plans and policies with respect to MFC's commercial and consumer loan portfolios. Refer to "Corporate Risk Profile" for further information on credit quality.

First Bank System, Inc.                                                     23

TABLE 5  NONINTEREST INCOME

(Dollars in Millions)                              1996       1995       1994
------------------------------------------------------------------------------

Credit card fees.............................  $  292.6     $232.7    $ 179.0
Trust fees...................................     230.7      175.3      159.2
Services charges on deposit accounts.........     141.5      123.7      127.3
Investment products fees and commissions.....      33.4       27.6       29.6
Trading account profits and commissions......      13.0       11.1        9.3
Other........................................     158.7      181.7      169.5
                                               ------------------------------
 Subtotal....................................     869.9      752.1      673.9

Termination fee, net.........................     190.0         --         --
State income tax refund......................      65.0         --         --
Gain on sale of mortgage banking operations..      45.8         --         --
Gain on sale of branches.....................        --       31.0         --
Securities gains (losses)....................      15.0         --     (115.0)
                                               ------------------------------
 Nonrecurring gains (losses).................     315.8       31.0     (115.0)
                                               ------------------------------
  Total noninterest income...................  $1,185.7     $783.1    $ 558.9
-----------------------------------------------------------------------------

NONINTEREST INCOME Noninterest income was $1.19 billion in 1996, compared with $783.1 million in 1995, an increase of $402.6 million (51 percent). Noninterest income was $558.9 million in 1994. Nonrecurring gains included in noninterest income in 1996 totaled $315.8 million, including a $190 million termination fee received from the First Interstate transaction, net of $10 million in costs; a $65 million state tax refund, including interest; a $45.8 million gain on the sale of the Company's mortgage banking operations; and, $15 million in net securities gains. Noninterest income in 1995 included a $31 million nonrecurring gain on the sale of 63 branches. Included in 1994 noninterest income was a $115.0 million nonrecurring loss primarily related to securities sold in January 1995 as a result of MFC's actions to reduce interest rate risk consistent with prior regulatory requests and to align more closely the interest rate risk profile of MFC with that of the Company.

     Excluding nonrecurring items, noninterest income in 1996 was $869.9 million, a $117.8 million (16 percent) increase from 1995. Noninterest income in 1995, excluding nonrecurring items, increased $78.2 million (12 percent) from 1994. The improvements resulted primarily from continued growth in credit card and trust fees. Credit card fees increased due to higher sales volumes for Corporate and Purchasing Cards and the First Bank WorldPerks VISA card. Trust fees were up primarily on growth attributable to the Company's corporate trust acquisition strategy, including the acquisitions of the BankAmerica corporate trust business and FirsTier completed in 1996, and core growth in personal and institutional trust fees. Service charges on deposit accounts increased over 1995 primarily as a result of increased demand deposits and the acquisition of FirsTier. Other noninterest income decreased in 1996 as compared to 1995, reflecting the impact of the sale of the Company's mortgage banking operations, and increased in 1995 as compared to 1994, due to increased ATM network transaction volume.

                                                         First Bank System, Inc.

TABLE 6  NONINTEREST EXPENSE

(Dollars in Millions, Except Per Employee Data)                            1996            1995             1994
-----------------------------------------------------------------------------------------------------------------
Salaries**............................................................ $  456.4        $  441.0         $  450.7
Employee benefits**...................................................    104.1            96.4            105.7
                                                                       -----------------------------------------
 Total personnel expense..............................................    560.5           537.4            556.4
Goodwill and other intangible assets**................................     77.0            57.1             50.4
Net occupancy.........................................................     98.5            98.6            103.8
Furniture and equipment...............................................     89.0            94.2             88.3
Other personnel costs.................................................     55.8            40.9             35.7
Professional services**...............................................     39.9            36.9             38.5
Advertising and marketing.............................................     35.4            32.0             35.5
Telephone.............................................................     27.3            25.1             25.9
Printing, stationery and supplies.....................................     23.4            22.4             23.0
Postage...............................................................     22.8            22.5             23.0
Third party data processing...........................................     21.8            17.8             20.3
FDIC insurance........................................................     11.4            35.8             58.4
Other**...............................................................    147.5           154.2            164.9
                                                                        -----------------------------------------
 Subtotal.............................................................  1,210.3         1,174.9          1,224.1
SAIF special assessment...............................................     51.0              --               --
Merger-related........................................................     31.3              --            125.3
Branch distribution resizing..........................................     38.6              --               --
Goodwill and other intangible assets valuation adjustment.............     29.5              --               --
Special employee bonus................................................     10.1              --               --
Other.................................................................     17.3            31.0               --
                                                                        -----------------------------------------
 Nonrecurring charges.................................................    177.8            31.0            125.3
                                                                        -----------------------------------------
  Total noninterest expense........................................... $1,388.1        $1,205.9         $1,349.4
                                                                        -----------------------------------------
Efficiency ratio*.....................................................     51.0%           53.9%            64.0%
Efficiency ratio before merger-related items and nonrecurring items...     49.9            53.3             58.1
Average number of full-time equivalent employees......................   12,976          13,231           14,725
Personnel expense per employee**...................................... $ 43,195        $ 40,617         $ 37,786
-----------------------------------------------------------------------------------------------------------------

* Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.
**Before effect of nonrecurring items.


NONINTEREST EXPENSE Noninterest expense was $1.39 billion in 1996, compared with $1.21 billion in 1995, an increase of $182.2 million (15 percent), and $1.35 billion in 1994. Nonrecurring charges in 1996 totaled $177.8 million, including merger and integration charges of $31.3 million for the acquisitions of FirsTier and the BankAmerica corporate trust business and $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to estimated fair value; $10.1 million for a one-time $750 per-employee bonus to thank employees for staying focused on customers and shareholder value during the bid for First Interstate; $17.3 million to acquire credit card and revolving credit software and to write-off other miscellaneous assets; and, a $51 million one-time special assessment by the FDIC on SAIF deposits. Nonrecurring charges in 1995 included the write-off of $23 million of unamortized software costs related to a change in the Company's policy to expense software costs and an $8 million write-off of other miscellaneous assets. Nonrecurring charges included in noninterest expense in 1994 were merger and integration charges of $66.2 million and merger-related severance charges of $56.5 million related to the MFC transaction. Refer to Note K for further information on merger, integration and resizing charges.

First Bank System, Inc.                                                      25

     On a pro forma basis (adjusting for purchase acquisitions, divested businesses and nonrecurring items), noninterest expense in 1996 declined $101.4 million (8 percent) compared with 1995, and 1995 decreased $80.9 million (6 percent) compared with 1994. These reductions were achieved as a result of effective acquisition integration and ongoing expense control. Excluding nonrecurring items, the Company's efficiency ratio improved to 49.9 percent in 1996 from 53.3 percent in 1995 and 58.1 percent in 1994. The Company's efficiency ratio ranks second among its peer group. The keys to this high productivity are a tight cost control culture throughout the organization and the successful integration of acquisitions. Each acquisition has been integrated at a progressively faster pace, enabling substantial cost reductions.

     Total salaries and benefits, excluding nonrecurring charges, increased $23.1 million (4 percent) to $560.5 million in 1996 compared with 1995, reflecting recent acquisitions. Average full-time equivalent employees decreased 2 percent to 12,976 in 1996 from 13,231 in 1995. Salaries and employee benefits expenses in 1995 were $537.4 million, down from 1994's total of $556.4 million, reflecting a decrease in full-time equivalent employees.

     Amortization of goodwill and other intangible assets, excluding the valuation adjustment discussed above, was $77.0 million in 1996, $57.1 million in 1995, and $50.4 million in 1994. The increases were primarily attributable to the additional goodwill and intangible assets resulting from the corporate trust business and bank acquisitions in 1994 through 1996.

     The increase in other personnel expense for 1996 compared with 1995 related to several technology projects currently in process.

     FDIC insurance premiums were $11.4 million in 1996, $35.8 million in 1995, and $58.4 million in 1994. The current year decrease from 1995 resulted from the FDIC suspending the assessment of premiums on deposits covered by the Bank Insuarance Fund ("BIF") effective January 1, 1996 and the receipt of a $2.6 million SAIF premium rebate. The decrease in 1995 from 1994 was due to a reduction in the FDIC's assessment rate on BIF insured deposits from $.23 to $.04 per $100, retroactive to June 1, 1995. In addition to the one-time special assessment discussed above, starting in 1997 BIF-insured institutions are required to assist in paying interest on the Financing Corp. ("FICO") bonds, which financed the resolution of the thrift industry series. The FICO assessment is approximately 1.3 basis points on BIF-insured deposits and 6.5 basis points on SAIF-insured deposits. The first quarter 1997 FICO assessment is approximately $1.4 million.

INCOME TAX EXPENSE The provision for income taxes was $454.8 million in 1996 compared with $334.3 million in 1995 and $191.8 million in 1994. The increases in 1996 and 1995 were primarily due to an increasing level of taxable income.

     At December 31, 1996, the Company's net deferred tax asset was essentially unchanged at $216.2 million, compared with a net deferred tax asset of $216.3 million at December 31, 1995. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. For further information on income taxes, refer to Note M.

DISCONTINUED OPERATIONS Because of regulatory restrictions on nonbanking activities, the Company sold Edina Realty, Inc. ("Edina"), its real estate brokerage subsidiary, on December 8, 1995. Edina's operations were reported in the Consolidated Statement of Income as discontinued operations, with income and expenses excluded from captions applicable to continuing operations. Edina's assets, liabilities, and cash flows were not material to the Company's financial statements. Edina's 1994 results included a $12.5 million accrual for the settlement of two class action lawsuits against Edina, which was paid in 1995.

                                                         First Bank System, Inc.

TABLE 7  LOAN PORTFOLIO DISTRIBUTION

                                            1996                    1995                1994
------------------------------------------------------------------------------------------------------
                                                Percent                 Percent              Percent
At December 31 (Dollars in Millions)    Amount  of Total        Amount  of Total    Amount  of Total
------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial                           $  9,456      34.9%      $ 8,271      31.3%  $ 7,285      29.7%
 Financial institutions                    905       3.3         1,060       4.0       787       3.2
 Real estate:
   Commercial mortgage                   3,090      11.4         2,784      10.6     2,454      10.0
   Construction                            654       2.4           403       1.5       330       1.3
                                   -----------------------------------------------------------------
     Total commercial                   14,105      52.0        12,518      47.4    10,856      44.2

CONSUMER:
 Residential mortgage                    3,019      11.1         4,655      17.6     5,098      20.8
 Residential mortgage held for sale         42        .2           257       1.0       197        .8
 Home equity and second mortgage         3,263      12.0         2,805      10.6     2,453      10.0
 Credit card                             2,858      10.6         2,586       9.8     2,409       9.8
 Automobile                              1,991       7.3         1,821       6.9     1,770       7.2
 Revolving credit                          737       2.7           757       2.9       725       2.9
 Installment                               607       2.2           607       2.3       712       2.9
 Student*                                  506       1.9           394       1.5       336       1.4
                                    -----------------------------------------------------------------
     Total consumer                     13,023      48.0        13,882      52.6    13,700      55.8
                                    -----------------------------------------------------------------
     Total loans                      $ 27,128     100.0%      $26,400     100.0%  $24,556     100.0%
-----------------------------------------------------------------------------------------------------
                                            1993                    1992
---------------------------------------------------------------------------------
                                                Percent                 Percent
At December 31 (Dollars in Millions)    Amount  of Total        Amount  of Total
---------------------------------------------------------------------------------
COMMERCIAL:
 Commercial                            $ 6,170      26.3%      $ 5,781      27.9%
 Financial institutions                  2,004       8.5         1,132       5.5
 Real estate:
   Commercial mortgage                   2,233       9.5         2,207      10.6
   Construction                            241       1.0           239       1.2
                                     --------------------------------------------
     Total commercial                   10,648      45.3         9,359      45.2

CONSUMER:
 Residential mortgage                    5,125      21.8         4,641      22.5
 Residential mortgage held for sale      1,149       4.9           856       4.1
 Home equity and second mortgage         1,932       8.2         1,482       7.2
 Credit card                             1,757       7.5         1,782       8.6
 Automobile                              1,159       4.9         1,050       5.1
 Revolving credit                          695       3.0           605       2.9
 Installment                               772       3.3           671       3.2
 Student*                                  260       1.1           246       1.2
                                     --------------------------------------------
     Total consumer                     12,849      54.7        11,333      54.8
                                     --------------------------------------------
     Total loans                       $23,497     100.0%      $20,692     100.0%
---------------------------------------------------------------------------------

* All or part of the student loan portfolio may be sold when the repayment period begins.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio increased $728 million to $27.1 billion at December 31, 1996, from $26.4 billion at December 31, 1995. Growth in most commercial and consumer loan categories was partially offset by a decrease in residential mortgage-related balances. This decrease reflects the securitization of $1.3 billion of residential mortgage loans, which were reclassified to available-for-sale securities during 1996. The securitization enhances liquidity and financial management flexibility. Excluding residential mortgages, total loans at December 31, 1996 were higher by approximately $2.6 billion than December 31, 1995, reflecting growth in core commercial and consumer loans as well as the acquisition of FirsTier. The Company's loan portfolio carries credit risk, which may ultimately result in loan charge-offs. The Company manages this risk through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. See "Corporate Risk Profile" for a more detailed discussion of the management of credit risk including the allowance for credit losses.

COMMERCIAL Commercial loans totaled $9.5 billion at year-end 1996, up $1.2 billion (14 percent), from year-end 1995. Year-end 1995 commercial loans were $8.3 billion, up $1.0 billion (14 percent), from year-end 1994. The increase in commercial loans was primarily attributable to acquisitions and growth in core middle-market business lending.

     At December 31, 1996, the significant industry groups based on commercial loans outstanding were consumer cyclical products and services (20 percent), consumer staple product and services (18 percent), and capital goods (15 percent). This diverse mix of industries is similar to 1995 and 1994.

     The geographical distribution of the commercial portfolio is concentrated in the Company's operating region, with approximately 80 percent of amounts outstanding to borrowers located in Minnesota, Colorado, Wisconsin, Illinois, Montana, North Dakota, South Dakota, Iowa, Kansas, Nebraska, and Wyoming.

     FINANCIAL INSTITUTIONS The portfolio of loans to financial institutions was relatively unchanged at $.9 billion at December 31, 1996, compared with $1.1 billion at December 31, 1995. The outstandings fluctuate due to the cyclical nature of mortgage banking firms' loan volume.

     The financial institutions group provides financing to institutions headquartered throughout the United States. Many of these institutions originate residential mortgages on a national basis. The Company secures these loans primarily with loans secured by first liens on single family residences.

First Bank System, Inc.                                                      27

TABLE 8  COMMERCIAL REAL ESTATE EXPOSURE BY PROPERTY TYPE AND GEOGRAPHY

                                                                               Percentage of Total
                                                                                  at December 31
                                                                              ---------------------
PROPERTY TYPE                                                                  1996            1995
---------------------------------------------------------------------------------------------------
Retail.....................................................................    21.1%           19.0%
Mixed-use office...........................................................    17.4            16.5
Office building............................................................    12.9            13.9
Multi-family...............................................................    11.4            14.7
Hotel/motel................................................................     8.4             7.4
Single-family residential..................................................     5.5             4.2
Land.......................................................................     3.2             2.3
Other, primarily owner-occupied............................................    20.1            22.0
                                                                              ---------------------
                                                                              100.0%          100.0%
----------------------------------------------------------------------------------------------------
GEOGRAPHY
----------------------------------------------------------------------------------------------------
Minnesota..................................................................    27.8%           29.0%
Colorado...................................................................    15.7            18.2
Iowa, Kansas and Nebraska..................................................    12.9             6.9
Montana, North Dakota, South Dakota and Wyoming............................    12.0            14.3
Wisconsin and Illinois.....................................................    11.4            12.9
                                                                              ---------------------
  Total FBS region.........................................................    79.8            81.3
West.......................................................................     8.9             7.8
Southeast..................................................................     6.1             6.0
Southwest..................................................................     2.2             2.2
Mid-Atlantic...............................................................     1.8              .8
Other Midwest..............................................................     1.2             1.9
                                                                              ---------------------
                                                                              100.0%          100.0%
---------------------------------------------------------------------------------------------------

COMMERCIAL REAL ESTATE The Company's portfolio of commercial real estate mortgages and construction loans grew to $3.7 billion at December 31, 1996, compared with $3.2 billion at December 31, 1995, primarily due to acquisitions.

     Commercial mortgages outstanding were $3.1 billion at December 31, 1996, compared with $2.8 billion at December 31, 1995. Real estate construction loans outstanding at December 31, 1996, totaled $654 million compared with $403 million from year-end 1995. Table 8 shows the breakdown of these real estate exposures by property type and geographic location. The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time the loan is transferred to the commercial mortgage portfolio. Approximately $33 million of construction loans were transferred to the commercial mortgage portfolio in 1996.

     At year-end 1996, real estate interests secured $125 million of tax-exempt industrial development loans and $318 million of standby letters of credit. At year-end 1995, these exposures totaled $128 million and $319 million, respectively. The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $406 million at December 31, 1996, and $409 million at December 31, 1995.

     The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial category and totaled $484 million at December 31, 1996, and $356 million at December 31, 1995.

                                                         First Bank System, Inc.

CONSUMER Total consumer loan outstandings decreased $859 million to $13.0 billion at December 31, 1996, from $13.9 billion at December 31, 1995. Excluding a $1.85 billion (38 percent) decrease in residential mortgage loans, consumer loans increased $992 million (11 percent).

     Residential mortgage outstandings decreased to $3.1 billion at December 31, 1996, reflecting the securitization discussed above.

     Home equity and second mortgages increased $458 million, primarily due to successful marketing promotions and acquisitions. Credit cards grew $272 million primarily as a result of higher sales volumes for the First Bank WorldPerks VISA card.

     Of total consumer balances outstanding, approximately 80 percent are to customers located in the Company's operating region. See "Corporate Risk Profile" for a discussion of the general economic conditions within the Company's operating region.

SECURITIES At December 31, 1996, securities totaled $3.6 billion compared with $3.3 billion at December 31, 1995, reflecting the securitization discussed above and the addition of approximately $900 million of FirsTier securities, offset by maturities and sales. Mortgage-backed securities, as a percentage of the total securities portfolio, have also increased, reflecting the securitization discussed above. The relative mix of the remainder of the securities portfolio has not changed significantly from prior years.

SECURITIES PURCHASED AND SOLD UNDER RESALE AGREEMENTS The daily average outstanding amount of securities purchased under resale agreements for 1996 was $451 million compared with $241 million for 1995. The maximum 1996 month-end outstanding amount was $795 million compared with $380 million for 1995. The daily average outstanding amount of securities sold under resale agreements for 1996 was $473 million compared with $327 million for 1995. The maximum 1996 month-end outstanding amount was $819 million compared with $440 million in 1995. The Company maintains control of all securities underlying these agreements.

TABLE 9  AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AVERAGE MATURITY

At December 31, 1996                               Average Contractual Maturity
--------------------------------------------------------------------------------
U.S. Treasury................................................2 years, 11 months
Other U.S. agencies........................................... 1 year, 5 months
State and political...........................................11 years, 1 month
Other*........................................................5 years, 5 months
 Total........................................................6 years, 5 months
--------------------------------------------------------------------------------

* Excludes equity securities that have no stated maturity.
  The average effective life of the holdings is expected to be less than the average contractual maturities shown in the table because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The table above does not include mortgage-backed securities.

First Bank System, Inc.                                                       29

TABLE 10 AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AMORTIZED COST, FAIR VALUE AND YIELD BY MATURITY DATE

Maturing:                                 Within 1 Year                   1-5 Years                      5-10 Years
---------------------------------------------------------------------------------------------------------------------------
                                    Amort-                        Amort-                        Amort-
At December 31, 1996                tizied      Fair              tizied      Fair              tizied      Fair
(Dollars in Millions)                 Cost     Value   Yield        Cost     Value   Yield        Cost     Value    Yield
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury...................    $192.1    $192.8    6.77%     $158.2    $157.4    5.49%     $203.1    $194.7     5.51%
Mortgage-backed*................        --        --      --          --        --      --          --        --       --
Other U.S. agencies.............      31.5      31.5    5.57         4.5       4.4    5.77         5.5       5.4     5.57
State and political**...........      10.0      10.0    9.05        67.0      68.0    7.44        73.8      74.0     7.78
Other...........................       5.7       5.8    6.95         6.1       6.1    7.48         2.2       2.2     6.62
                                    ---------------------------------------------------------------------------------------
                                    $239.3    $240.1    6.71%     $235.8    $235.9    6.10%     $284.6    $276.3     6.11%
---------------------------------------------------------------------------------------------------------------------------
                                                                        Mortgage-Backed
Maturing:                                 Over 10 Years                   Securities                       Total
---------------------------------------------------------------------------------------------------------------------------
                                    Amort-                         Amort-                         Amort-
At December 31, 1996                tizied      Fair               tizied      Fair               tizied      Fair
(Dollars in Millions)                 Cost     Value  Yield          Cost     Value     Yield       Cost     Value   Yield
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury...................    $   --    $   --     --%    $      --   $    --        --%  $  553.4  $  544.9    5.94%
Mortgage-backed*................        --        --     --       2,453.8   2,463.7      7.05    2,453.8   2,463.7    7.05
Other U.S. agencies.............        .2        .2  10.24            --        --        --       41.7      41.5    5.61
State and political**...........     315.1     313.3   8.06            --        --        --      465.9     465.3    7.94
Other...........................      22.4      25.8   7.13***         --        --        --       36.4      39.9    7.13***

                                    ---------------------------------------------------------------------------------------
                                    $337.7    $339.3   8.05%*** $ 2,453.8  $2,463.7      7.05%  $3,551.2  $3,555.3    6.98%
---------------------------------------------------------------------------------------------------------------------------

  *Variable rate mortgage-backed securities represented 32% of the balance of mortgage-backed securities.
 **Yields on state and political obligations that are not subject to federal income tax have been adjusted to taxable-equivalent using a 35% tax rate. ***Average yield calculations exclude equity securities that have no stated
   yield


DEPOSITS Noninterest-bearing deposits were $7.9 billion at December 31, 1996, up from $6.4 billion at December 31, 1995. Interest-bearing deposits were $16.5 billion at December 31, 1996, up from $16.2 billion at December 31, 1995. The increases were primarily due to the acquisitions of FirsTier and the corporate trust business of BankAmerica.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $4.1 billion at December 31, 1996, down $288 million from $4.4 billion at the end of 1995. The decrease was primarily due to a $796 million reduction in federal funds purchased, partially offset by an increase in securities sold under agreement to repurchase.

     Long-term debt was $3.6 billion at December 31, 1996, up from $3.2 billion at December 31, 1995. In March 1996, the Company placed $125 million in 6.875 percent subordinated debt in the form of 10-year noncallable notes. The Company also issued $500 million in medium-term bank notes, with original maturities of 12 to 60 months, during 1996. These issuances were partially offset by a net decrease of $94 million in Federal Home Loan Bank Advances and $174 million of medium-term notes.

     The Company issued $300 million of Company-obligated mandatorily redeemable capital securities in November 1996. See "Capital Management" for further information.

CORPORATE RISK PROFILE

OVERALL RISK PROFILE Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity, and liquidity. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as the result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers.

30                                                       First Bank System, Inc.

CREDIT MANAGEMENT In 1996 the Company maintained its high level of credit quality as nonperforming assets declined for the seventh consecutive year. The ratio of nonperforming assets to loans plus other real estate declined to .51 percent at year-end from .58 percent and .94 percent at year-end 1995 and 1994, respectively.

     The Company's strategy for credit risk management includes stringent, centralized credit policies, and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-off promptly, and maintain strong reserve levels. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle-market companies within their regions.

     In evaluating its credit risk, the Company considers the loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's operating regions compare favorably with national trends. Approximately 50 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota and Colorado. According to federal and state government agencies, unemployment rates in Minnesota and Colorado were 3.5 percent and 3.7 percent, respectively, for the month of December 1996, compared with the national unemployment rate of 5.3 percent. Through September 30, 1996, the national foreclosure rate was 1.00 percent, compared with .58 percent in Minnesota and .37 percent in Colorado.

     The Company engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans. For additional information on interest rate swaps, see "Interest Rate Risk Management."

First Bank System, Inc.                                                       31

TABLE 11  SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

(Dollars in Millions)                                    1996      1995     1994     1993     1992
---------------------------------------------------------------------------------------------------
Balance at beginning of year.........................  $473.5    $474.7   $466.1   $483.8   $453.2
CHARGE-OFFS:
 Commercial:
  Commercial.........................................    43.5      25.9     57.1     53.5     87.6
  Financial institutions.............................      --        --      1.1      6.5       --
  Real estate:
   Commercial mortgage...............................    12.1      15.3     34.4     59.8     48.7
   Construction......................................     1.0        .1       .2       .4      6.1
                                                       --------------------------------------------
   Total commercial..................................    56.6      41.3     92.8    120.2    142.4
 Consumer:
  Residential mortgage...............................     4.6       5.2      4.7      3.0      6.8
  Credit card........................................   100.1      85.6     78.5     71.6     85.5
  Other..............................................    91.7      77.0     50.8     44.4     50.5
                                                       --------------------------------------------
   Total consumer....................................   196.4     167.8    134.0    119.0    142.8
                                                       --------------------------------------------
   Total.............................................   253.0     209.1    226.8    239.2    285.2
RECOVERIES:
 Commercial:
  Commercial.........................................    43.2      38.7     42.8     33.6     40.2
  Financial institutions.............................      --        .5       .4      7.0       --
  Real estate:
   Commercial mortgage...............................    22.0      15.6     17.7     11.7      6.3
   Construction......................................      .6        .1       .9      1.3      1.9
                                                       --------------------------------------------
   Total commercial..................................    65.8      54.9     61.8     53.6     48.4
 Consumer:
  Residential mortgage...............................     1.0        .7      1.1      1.7      2.3
  Credit card........................................    10.5      10.9      9.1      9.7      8.0
  Other..............................................    22.9      21.6     14.5     11.9     12.8
                                                       --------------------------------------------
   Total consumer....................................    34.4      33.2     24.7     23.3     23.1
                                                       --------------------------------------------
   Total.............................................   100.2      88.1     86.5     76.9     71.5
NET CHARGE-OFFS:
 Commercial:
  Commercial.........................................      .3     (12.8)    14.3     19.9     47.4
  Financial institutions.............................      --       (.5)      .7      (.5)      --
  Real estate:
   Commercial mortgage...............................    (9.9)      (.3)    16.7     48.1     42.4
   Construction......................................      .4        --      (.7)     (.9)     4.2
                                                       --------------------------------------------
   Total commercial..................................    (9.2)    (13.6)    31.0     66.6     94.0
 Consumer:
  Residential mortgage...............................     3.6       4.5      3.6      1.3      4.5
  Credit card........................................    89.6      74.7     69.4     61.9     77.5
  Other..............................................    68.8      55.4     36.3     32.5     37.7
                                                       --------------------------------------------
   Total consumer....................................   162.0     134.6    109.3     95.7    119.7
                                                       --------------------------------------------
   Total.............................................   152.8     121.0    140.3    162.3    213.7
Provision charged to operating expense...............   136.0     115.0    123.6    133.1    191.7
Additions related to acquisitions and other..........    59.8       4.8     25.3     11.5     52.6
                                                       --------------------------------------------
Balance at end of year...............................  $516.5    $473.5   $474.7   $466.1   $483.8
                                                       --------------------------------------------
Allowance as a percentage of period-end loans........    1.90%     1.79%    1.93%    1.98%    2.34%
Allowance as a percentage of nonperforming loans.....     429       401      283      208      149
Allowance as a percentage of nonperforming assets....     375       308      204      137       95
---------------------------------------------------------------------------------------------------

32                                                       First Bank System, Inc.

TABLE 12  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                           Allocation Amount at December 31         Allocation as a Percent of Loans Outstanding
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                   1996     1995     1994     1993     1992     1996     1995     1994     1993     1992
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial and financial
  institutions......................  $ 85.2   $ 68.8   $ 78.8   $ 80.1   $105.9      .82%     .74%     .98%     .98%    1.53%
 Real estate:
   Commercial mortgage..............    15.4     20.2     32.7     59.8     69.9      .50      .73     1.33     2.68     3.17
   Construction.....................     4.4      2.1      1.9      1.0      7.3      .67      .52      .58      .41     3.05
                                      -------------------------------------------------------------------------------------------
   Total commercial.................   105.0     91.1    113.4    140.9    183.1      .74      .73     1.04     1.32     1.96
CONSUMER:
 Residential mortgage...............     7.2      7.8     10.6     13.8     14.9      .24      .16      .20      .22      .27
 Credit card........................    41.0     34.0     32.5     22.0     38.9     1.43     1.31     1.35     1.25     2.18
 Other..............................    41.6     41.1     40.5     28.4     33.5      .59      .64      .68      .59      .83
                                      -------------------------------------------------------------------------------------------
   Total consumer...................    89.8     82.9     83.6     64.2     87.3      .69      .60      .61      .50      .77
                                      -------------------------------------------------------------------------------------------
 Total allocated....................   194.8    174.0    197.0    205.1    270.4      .72      .66      .80      .87     1.31
 Unallocated portion................   321.7    299.5    277.7    261.0    213.4     1.19     1.13     1.13     1.11     1.03
                                      -------------------------------------------------------------------------------------------

   Total allowance..................  $516.5   $473.5   $474.7   $466.1   $483.8     1.90%    1.79%    1.93%    1.98%    2.34%
---------------------------------------------------------------------------------------------------------------------------------

ANALYSIS AND ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses provides coverage for losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation is based on continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including current and anticipated economic conditions.

     Management has determined that the allowance for credit losses is adequate. At December 31, 1996, the allowance was $516.5 million, or 1.90 percent of loans. This compares with an allowance of $473.5 million, or 1.79 percent of loans, at year-end 1995, and $474.7 million, or 1.93 percent of loans, at December 31, 1994. The ratio of the allowance for credit losses to nonperforming loans increased to 429 percent at December 31, 1996, compared with 401 percent at year-end 1995 and 283 percent at year-end 1994.

     Although the recent trend of slow, steady economic growth may contribute to the continued improvement in the credit portfolio, economic stagnation or reversals could increase the required level of the allowance for credit losses.

     Management allocates part of the allowance to certain sectors based on relative risk characteristics of the loan portfolio. Table 12 shows the allocation of the allowance for credit losses by loan category. Commercial allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. Consumer allocations are based on an analysis of historical and expected delinquency and charge-off statistics.

     The unallocated portion of the allowance increased to $321.7 million at year-end 1996 from $299.5 million and $277.7 million at December 31, 1995, and 1994. Although the allocation of the allowance is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio.

ANALYSIS OF NET LOAN CHARGE-OFFS Net loan charge-offs increased $31.8 million to $152.8 million, compared with $121.0 million in 1995. Commercial loan net recoveries for 1996 were $9.2 million, compared with $13.6 million in 1995. Consumer loan net charge-offs in 1996 were $27.4 million higher than in 1995, reflecting higher average balances and higher loss ratios on unsecured consumer debt, including credit cards. Net charge-offs were $140.3 million in 1994. The ratio of consumer net charge-offs to average loans in 1996 was 1.24 percent, up from .98 percent in 1995. The ratio of total net charge-offs to average loans was .57 percent in 1996, compared with .48 percent in 1995.

First Bank System, Inc.                                                       33

TABLE 13  NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                1996       1995      1994      1993      1992
---------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial................................      --%      (.16)%     .21%      .34%      .86%
  Financial institutions....................      --       (.06)      .06      (.03)       --
  Real Estate:
   Commercial mortgage......................    (.33)      (.01)      .71      2.17      1.96
   Construction.............................     .08         --      (.26)     (.42)     1.56
                                                ---------------------------------------------
   Total commercial.........................    (.07)      (.12)      .29       .68      1.04

CONSUMER:
  Residential mortgage......................     .10        .09       .06       .02       .10
  Credit card...............................    3.38       3.89      3.38      3.57      4.53
  Other.....................................    1.00        .89       .66       .74      1.03
                                                ---------------------------------------------
   Total consumer...........................    1.24        .98       .82       .79      1.19
                                                ---------------------------------------------
   Total....................................     .57%       .48%      .59%      .74%     1.12%
---------------------------------------------------------------------------------------------

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1996, nonperforming assets totaled $137.7 million, down $16 million (10 percent) from $153.7 million at year-end 1995 and down $94.6 million (41 percent) from $232.3 million at year-end 1994. During 1996 the Company conformed its reporting practice for nonperforming loans to that of most banks and has excluded restructured revolving consumer loans from nonperforming loans. At December 31, 1995, nonperforming loans included $9.5 million of revolving consumer loans. Revolving consumer loans are charged off at specific delinquency dates (generally 150 days). The ratio of nonperforming assets to loans plus other real estate improved to .51 percent at December 31, 1996, compared with .58 percent at year-end 1995 and .94 percent at year-end 1994.

     In 1996, the most significant reductions occurred in the following areas: commercial mortgage, $11.5 million (27 percent); and other real estate, $19.7 million (59 percent).

     Interest payments are currently received on approximately 50 percent of the Company's nonperforming loans. The payments are typically applied against the principal balance and not recorded as income.

     Accruing loans 90 days or more past due totaled $49.6 million, compared with $38.8 million at December 31, 1995, and $23.4 million at December 31, 1994. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were 2.12 percent of the total consumer portfolio at December 31, 1996 compared with 2.04 percent of the total consumer portfolio at December 31, 1995. Consumer loans 90 days or more past due totaled .63 percent of the consumer loan portfolio at December 31, 1996, compared with .62 percent at year-end 1995.

TABLE 14  DELINQUENT LOAN RATIOS*

                                                                At December 31
                                                ---------------------------------------------
90 days or more past due                        1996       1995      1994      1993      1992
---------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial.................................     .50%       .32%      .52%     1.05%     2.67%
 Financial institutions.....................      --         --        --       .04       .29
 Real estate:
  Commercial mortgage.......................    1.00       1.52      2.95      3.75      5.44
  Construction..............................    1.56        .37       .48      1.54      1.84
                                                ---------------------------------------------
  Total commercial..........................     .63        .56      1.03      1.44      3.02
CONSUMER:
 Residential mortgage.......................    1.28        .91       .93      1.03       .71
 Credit card................................     .61        .73       .76      1.04      1.00
 Other......................................     .35        .36       .20       .38       .39
                                                ---------------------------------------------
  Total consumer............................     .63        .62       .58       .79       .64
                                                ---------------------------------------------
  Total.....................................     .63%       .59%      .78%     1.08%     1.72%
---------------------------------------------------------------------------------------------

*Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

34                                                       First Bank System, Inc.

TABLE 15  NONPERFORMING ASSETS*

                                                                                    At December 31
                                                                    -------------------------------------------------
(Dollars in Millions)                                                 1996       1995      1994      1993      1992
---------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial......................................................     $ 44.5     $ 25.1    $ 36.5    $ 63.2    $146.6
 Financial institutions..........................................         --         --        --        .9       3.3
 Real estate:
  Commercial mortgage............................................       30.8       42.3      71.0      83.3     118.9
  Construction...................................................       10.2        1.5       1.6       3.7       4.3
                                                                    -------------------------------------------------
  Total commercial...............................................       85.5       68.9     109.1     151.1     273.1

CONSUMER:
 Residential mortgage............................................       31.2       37.3      43.5      58.2      36.8
 Credit card.....................................................         --        5.7       7.5       7.6       8.1
 Other...........................................................        3.7        6.3       7.8       7.6       7.5
                                                                    -------------------------------------------------
  Total consumer.................................................       34.9       49.3      58.8      73.4      52.4
                                                                    -------------------------------------------------
  Total nonperforming loans......................................      120.4      118.2     167.9     224.5     325.5

OTHER REAL ESTATE................................................       13.5       33.2      64.0     115.9     181.3
OTHER NONPERFORMING ASSETS.......................................        3.8        2.3        .4       1.0       3.7
                                                                    -------------------------------------------------
  Total nonperforming assets.....................................     $137.7     $153.7    $232.3    $341.4    $510.5
                                                                    -------------------------------------------------
Accruing loans 90 days or more past due..........................     $ 49.6     $ 38.8    $ 23.4    $ 29.9    $ 29.4
Nonperforming loans to total loans...............................        .44%       .45%      .68%      .96%     1.57%
Nonperforming assets to total loans plus other real estate.......        .51        .58       .94      1.45      2.45
Net interest lost on nonperforming loans.........................     $  6.8     $  9.2    $ 11.0    $ 15.6    $ 18.1
---------------------------------------------------------------------------------------------------------------------

*Throughout this document, nonperforming assets and related ratios do not include loans more than 90 days past due and still accruing.

INTEREST RATE RISK MANAGEMENT The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income to risks associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing interest rate risk: Net Interest Income Simulation Modeling, Market Value/Duration Analysis, and Repricing Mismatch Analysis. The Company is in compliance with Board-approved guidelines, established by ALCO, relating to the above methods for measuring and managing interest rate risk. These three methods are discussed in detail below.

NET INTEREST INCOME SIMULATION: The Company has developed a net interest income simulation model to measure near-term (next 12 months) risk due to changes in interest rates. The model is particularly useful because it incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. The balance sheet changes are based on forecasted prepayments of loans and securities, loan and deposit growth, and historical pricing spreads. The model is updated monthly with the current balance sheet structure and the current forecast of expected balance sheet changes. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent and flattening and steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in the key assumptions, such as the Prime/LIBOR spread. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO has established guidelines, approved by the Company's Board of Directors, that limit the estimated change in net interest income, over the succeeding 12 months to approximately 3 percent of forecasted net interest income, assuming static Prime/LIBOR spreads and modest changes in deposit pricing lags, given a 1 percent parallel change in interest rates.

MARKET VALUE/DURATION ANALYSIS: One of the limiting factors of the net interest income simulation model is its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond two years. The Company measures this longer-term component of interest rate risk (referred to as market value or duration risk) by modeling the effect of interest rate changes on the estimated discounted future cash flows of the Company's current assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits approved by the Company's Board of Directors.

First Bank System, Inc.                                                       35

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the repricing amounts of the interest rate sensitive assets and liabilities. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing interest rate risk beyond one year and has established limits, approved by the Company's Board of Directors, for the gap positions in the one- to three-year time periods.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company mitigates its interest rate risk by entering into off-balance sheet transactions (primarily interest rate swaps), investing in fixed rate assets or increasing variable rate liabilities. To a lesser degree, the Company also uses interest rate caps and floors to hedge this risk. The Company does not enter into derivative contracts for speculative purposes.

     Interest rate swap agreements involve the exchange of fixed and floating rate risk payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of December 31, 1996, the Company received payments on $2.7 billion notional amount of interest rate swap agreements, based on fixed interest rates, and made payments based on variable interest rates. These swaps had an average fixed rate of 6.51 percent and an average variable rate, which is tied to various LIBOR rates, of 5.59 percent. The remaining maturity of these agreements ranges from 1 month to 10.7 years with an average remaining maturity of 4.1 years. Swaps increased net interest income for the years ended December 31, 1996, 1995, and 1994 by $28.5 million, $20.5 million, and $62.3 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. Purchased caps can mitigate the effects of rising interest

TABLE 16  INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                    Repricing Maturities
                                            ---------------------------------------------------------------------
                                            Less Than      3-6     6-12        1-5  More Than   Non-Rate
At December 31, 1996 (In Millions)           3 Months   Months   Months      Years    5 Years  Sensitive    Total
-----------------------------------------------------------------------------------------------------------------
Assets:
 Loans.................................       $13,815   $1,532   $2,000     $7,086    $2,695    $    --   $27,128
 Available-for-sale securities.........           733      163      420      1,030     1,195         14     3,555
 Other earning assets..................         1,157        5       11         98        43         --     1,314
 Nonearning assets.....................           941        4      130        365     1,518      1,534     4,492
                                            ---------------------------------------------------------------------
  Total assets.........................       $16,646   $1,704   $2,561     $8,579    $5,451    $ 1,548   $36,489
                                            ---------------------------------------------------------------------
Liabilities and Equity:
 Deposits..............................       $ 9,572   $1,395   $1,364     $7,429    $4,611    $     8   $24,379
 Other purchased funds.................         4,076       --       --          8        13         --     4,097
 Long-term debt........................         1,558      228       67        583     1,117         --     3,553
 Company-obligated mandatorily redeemable
  capital securities of FBS Capital I..            --       --       --         --       300         --       300
 Other liabilities.....................            --       --      126         63        --        918     1,107
 Equity................................            --       --       --         --        --      3,053     3,053
                                            ---------------------------------------------------------------------
  Total liabilities and equity.........       $15,206   $1,623   $1,557     $8,083    $6,041    $ 3,979   $36,489
                                            ---------------------------------------------------------------------
Effect of off-balance sheet
 hedging instruments:
 Receiving fixed.......................       $   150   $   --   $  125     $1,456    $  925    $    --   $ 2,656
 Paying floating.......................        (2,656)      --       --         --        --         --    (2,656)
                                            ---------------------------------------------------------------------
  Total effect of off-balance sheet
   hedging instruments.................       $(2,506)  $   --   $  125     $1,456    $  925    $    --   $    --
                                           ----------------------------------------------------------------------
Repricing gap..........................       $(1,066)  $   81   $1,129     $1,952    $  335    $(2,431)  $    --
Cumulative repricing gap...............        (1,066)    (985)     144      2,096     2,431         --
-----------------------------------------------------------------------------------------------------------------

This table estimates the repricing maturities of the Company's assets, liabilities, and hedging instruments based upon the Company's assessment of the repricing characteristics of contractual and non-contractual instruments. Non-contractual deposit liabilities are allocated among the various maturity categories as follows: Approximately 40 percent of regular savings, 30 percent of interest-bearing checking, 50 percent of money market checking, and 60 percent of money market savings balances are reflected in the Less Than 3 Months category, with the remainder placed in the 1-5 Years category. Approximately 69 percent of demand deposits and related nonearning asset accounts is allocated in the More Than 5 Years category, 14 percent is allocated in the 1-5 Years category with the remaining allocated in the Less Than 3 Months category.

36                                                       First Bank System, Inc.

TABLE 17 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY
         MATURITY DATE

At December 31, 1996 (Dollars in Millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Weighted        Weighted
                                                                                                           Average         Average
Receive Fixed Swaps*                                                                       Notional  Interest Rate   Interest Rate
Maturity Date                                                                              Amount         Received            Paid
----------------------------------------------------------------------------------------------------------------------------------
1997.....................................................................................  $    275           6.42%           5.55%
1998.....................................................................................       681           5.97            5.58
1999.....................................................................................       450           6.40            5.61
2000.....................................................................................       150           6.57            5.55
2001.....................................................................................       175           6.54            5.62
After 2001**.............................................................................       925           6.96            5.60
                                                                                           --------
Total....................................................................................  $  2,656           6.51%           5.59%
-----------------------------------------------------------------------------------------------------------------------------------

 * At December 31, 1996, the Company had no hedging swaps in its portfolio that required it to pay fixed-rate interest.
** Amount maturing after the year 2001 hedges fixed rate subordinated notes.

rates. Counterparties of these agreements pay the Company when certain short-term rates rise above a specified point or strike level. The payment is based on the difference in current rates and strike rates and the contract's notional amount. The total notional amount of cap agreements purchased at December 31, 1996, was $100 million. To hedge against falling interest rates, the Company uses interest rate floors. Floor counterparties pay the Company when specified rates fall below the strike level. Like caps, the payment is based on the difference in current rates and strike rates and the notional amount. The total notional amount of floor agreements purchased as of December 31, 1996 was $1.25 billion. LIBOR-based floors totaled $950 million and Constant Maturity Treasury floors totaled $300 million. The impact of caps and floors on net interest income was not material for the years ended December 31, 1996, 1995 and 1994. See Note N for further information on interest rate swaps, caps, and floors.

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

     A majority of the Company's funding comes from retail deposits within its operating region. While the Company has funded incremental balance sheet growth with negotiated funds, its purchased funds index remained relatively low at 13.6 percent at December 31, 1996, compared with a peer group median of 19.2 percent at September 30, 1996. The index is calculated as negotiated funding (which includes FHLB borrowings, foreign branch time deposits, national federal funds purchased, bank and thrift notes and medium-term notes) and repurchase agreements, net of federal funds sold and resale agreements, divided by loans and securities.

     The Company's ability to raise negotiated funding at competitive prices is influenced by rating agencies' views of the Company's credit quality, liquidity, capital, and earnings. As of December 31, 1996, Moody's Investors Services, Standard & Poors, and Thomson BankWatch rated the Company's senior debt as "A2," "A," and "A+," respectively. The strong debt ratings reflect the agencies' recognition of the consistent financial performance of the Company and strength of the balance sheet.

     At the parent company, funding primarily consists of long-term debt and equity. During 1996, long-term debt, including medium-term notes, decreased to $1.2 billion from $1.3 billion at year-end 1995. The decrease was primarily due to maturing medium-term notes.

     The parent company issued $74 million of medium-term notes during 1996. Total parent company debt maturing in 1997 is $187 million. These debt obligations are expected to be met through medium-term note or subordinated debt issuances, as well as from the approximately $343 million of parent company cash and cash equivalents at December 31, 1996. It is the Company's practice to maintain liquid assets at the parent company sufficient to fund its operating cash needs, including debt repayment and common stock repurchases.

     In 1995, four of the Company's bank subsidiaries established a $4 billion bank note program. The Company's thrift subsidiary also established a $1 billion thrift note program. Notes issued under these programs may mature within 30 days to 15 years and bear fixed or floating interest rates. Proceeds from note sales are used for general corporate purposes. At December 31, 1996, there was $2.6 billion outstanding under these programs. The thrift subsidiary also had $1.0 billion in long-term advances from the FHLB at December 31, 1996.

First Bank System, Inc.                                                       37

TABLE 18  CAPITAL RATIOS

At December 31 (Dollars in Millions)             1996       1995      1994
--------------------------------------------------------------------------
Tangible common equity*..................... $  2,385     $2,184    $2,082
     As a percent of assets.................      6.7%       6.5%      6.2%
Tier 1 capital**............................ $  2,355     $1,989    $2,052
     As a percent of risk-adjusted assets...      7.2%       6.5%      7.3%
Total risk-based capital**.................. $  3,943     $3,367    $3,227
     As a percent of risk-adjusted assets...     12.0%      11.0%     11.4%
Leverage ratio**............................      6.8        6.1       6.2
--------------------------------------------------------------------------

 * Defined as common equity less goodwill.
** In accordance with regulatory guidelines, unrealized securities gains and losses are excluded and Company-obligated mandatorily redeemable capital securities of FBS Capital I are included in these calculations. In addition, equity capital related to deferred tax assets is limited.

CAPITAL MANAGEMENT The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At December 31, 1996, tangible common equity (common equity less goodwill) was $2.4 billion, or 6.7 percent of assets, compared with 6.5 percent at year-end 1995 and 6.2 percent at year-end 1994. The tier 1 capital ratio increased to 7.2 percent at December 31, 1996, compared with 6.5 percent at December 31, 1995. This ratio was 7.3 percent at December 31, 1994. The total risk-based capital ratio was 12.0 percent at December 31, 1996, compared with
11.0 percent at December 31, 1995 and 11.4 percent at December 31, 1994. The leverage ratio increased to 6.8 percent at December 31, 1996, compared with 6.1 percent and 6.2 percent at December 31, 1995 and December 31, 1994, respectively. The increase in the capital ratios reflects earnings retention as well as the issuance of common stock to complete the FirsTier acquisition and $300 million of Company-obligated mandatorily redeemable capital securities, offset by common stock repurchases.

     On February 21, 1996, the Board of Directors authorized the repurchase of up to 25.4 million common shares through December 1997. This new authorization replaced previous authorizations. Approximately 15.1 million shares have been repurchased under this authorization as of December 31, 1996. Under previous authorizations, the Company repurchased 11.9 million shares in 1995. During 1994, the Company repurchased approximately 6.3 million shares of its common stock.

     On November 26, 1996, the Company, through FBS Capital I trust, became the first bank holding company to issue Company-obligated mandatorily redeemable capital securities. The $300 million issue of the "trust preferred securities" qualifies as tier 1 capital for bank holding companies and pays distributions semi-annually at an annual rate of 8.09 percent.

     On November 29, 1996, the Company called all remaining shares of its Series 1991A Convertible Preferred Stock. Series 1991A was convertible at the option of the holder at any time into common stock of the Company at the rate of 1.7256 shares of common stock for each share of preferred stock. As a result, at December 31, 1996, (the redemption date) all remaining shares had been converted into common stock or redeemed.

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

DIVIDENDS During 1996, total dividends on common stock were $227.7 million compared with $191.7 million in 1995 and $156.0 million in 1994. The Company has raised its quarterly dividend rate in each of the past five years. On a per share basis, dividends paid to common shareholders totaled $1.65 in 1996, $1.45 in 1995, and $1.16 in 1994. On February 19, 1997, the Board of Directors increased the quarterly common dividend rate to $.465 from $.4125.

     The Company's primary funding sources for common stock dividends are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its depository subsidiaries is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note R.

38                                                       First Bank System, Inc.

TABLE 19  SUBSIDIARY CAPITAL RATIOS

                                                                    At December 31, 1996
                                                       -------------------------------------------
                                                                       Total
                                                        Tier 1    Risk-based                 Total
(Dollars in Millions)                                  Capital       Capital    Leverage    Assets
--------------------------------------------------------------------------------------------------
REGULATORY CAPITAL REQUIREMENTS:
Minimum.............................................       4.0%          8.0%        3.0%
Well-capitalized....................................       6.0          10.0         5.0

BANK AND THRIFT SUBSIDIARIES:
First Bank National Association (Minnesota).........       7.0          11.4         7.3   $17,055
Colorado National Bank..............................       7.2          11.5         6.2     6,894
First Bank, fsb.....................................         *          15.5         7.7     4,937
First Bank National Association (Nebraska)..........       9.6          12.7         6.9     3,511
First Bank of South Dakota (National Association)...       8.3          12.6         7.9     1,940
First Bank Montana, National Association............       7.7          12.0         8.7     1,181
First Bank (N.A.) (Wisconsin).......................       7.7          12.1         8.4     1,156
First Bank National Association (Illinois)..........      10.6          13.7         7.0       928
Colorado National Bank Aspen........................      31.1          32.4        16.9        52
First National Bank of East Grand Forks.............      23.4          26.5        14.2        38
--------------------------------------------------------------------------------------------------

Note: These balances and ratios were prepared in accordance with regulatory accounting principles as disclosed in the subsidiaries' regulatory reports.

*At December 31, 1996, First Bank, fsb, a thrift subsidiary of the Company, had tangible capital of 7.7 percent, core capital of 11.2 percent and risk-based capital of 15.5 percent as compared with Thrift regulatory minimums of 1.5 percent, 3.0 percent and 8.0 percent, respectively.

ACCOUNTING CHANGES

SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121 on January 1, 1996, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. During 1996, the Company recorded a $24.1 million adjustment to the carrying value of certain bank premises following a decision to sell several buildings in connection with the streamlining of the branch distribution network. See Note K for further discussion.

SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" SFAS 123 establishes a new fair value based accounting method for stock-based compensation plans. As permitted by the Statement, the Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in determining net income. Refer to Note L for the required pro forma disclosures of net income and earnings per share calculated as if the fair value based method of accounting defined in SFAS 123 had been applied.

SFAS 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" SFAS 125 addresses whether the transfer of financial assets should be accounted for as a sale and removed from the balance sheet, or as a financing recognized as a borrowing. The Statement uses a "financial components" approach which focuses on control to determine whether the assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal rights to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively, with earlier or retroactive application not permitted. The adoption of SFAS 125 is not expected to have a material impact on the Company.

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

First Bank System, Inc.                                                       39

TABLE 20  FOURTH QUARTER SUMMARY

                                                               Three Months Ended
                                                                   December 31
                                                                ----------------

(Dollars in Millions, Except Per Share Data)                       1996     1995
--------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis)...........        $391.2   $363.7
Provision for credit losses..............................          35.0     31.0
                                                                ----------------
 Net interest income after provision for credit losses...         356.2    332.7
Noninterest income.......................................         222.0    197.3
Noninterest expense......................................         302.0    287.3
                                                                ----------------
 Income before income taxes..............................         276.2    242.7
Taxable-equivalent adjustment............................           5.0      3.4
Income taxes.............................................          99.8     88.6
                                                                ----------------
 Net income..............................................        $171.4   $150.7
                                                                ----------------
Return on average assets.................................          1.92%    1.80%
Return on average common equity..........................          22.1     22.4
Net interest margin (taxable-equivalent basis)...........          4.89     4.83
Efficiency ratio.........................................          49.2     51.2

PER SHARE DATA:
Net income (primary).....................................        $ 1.26   $ 1.14
Net income (fully diluted)...............................          1.24     1.12
Common dividends paid....................................         .4125    .3625
--------------------------------------------------------------------------------

FOURTH QUARTER SUMMARY

In the fourth quarter of 1996, the Company reported net income of $171.4 million ($1.24 per fully diluted share) compared to $150.7 million ($1.12 per fully diluted share) in the fourth quarter of 1995. The strong results for the fourth quarter of 1996 reflected growth in net interest and noninterest income, controlled operating expenses, and effective capital management.

     Fourth quarter net interest income on a taxable-equivalent basis increased $27.5 million (8 percent) to $391.2 million, compared with the fourth quarter of 1995. The increase was primarily attributable to growth in core commercial and consumer loans, as well as the FirsTier acquisition. The net interest margin on a taxable-equivalent basis increased to 4.89 percent, compared with 4.83 percent a year ago, reflecting increases in loan fees and noninterest-bearing deposit liabilities.

     The provision for credit losses increased to $35.0 million in the fourth quarter of 1996, compared with $31.0 million in the fourth quarter of 1995.

     Noninterest income increased $24.7 million from the same quarter a year ago, to $222.0 million. The improvement resulted primarily from growth in credit card and trust fees and the addition of FirsTier and other acquisitions, partially offset by the loss of revenues from the Company's mortgage banking operations, which were sold in the first quarter of 1996. Credit card fees were up as a result of higher sales volumes for Purchasing Card, Corporate Card and the FBS WorldPerks VISA Card. Trust fees increased due to recent acquisitions and core growth in personal and institutional trust revenues.

     Fourth quarter noninterest expense in 1996 was $302.0 million, an increase of $14.7 million from the fourth quarter of 1995. On a pro forma basis, adjusted for acquisitions and divestitures, noninterest expense declined in the fourth quarter by $16.8 million (5 percent), reflecting effective acquisition integration and ongoing expense control. The efficiency ratio for the fourth quarter of 1996 improved to 49.2 percent from 51.2 percent for the same quarter last year.

  40                                                     First Bank System, Inc.

                           CONSOLIDATED BALANCE SHEET

At December 31 (In Millions, Except Shares)                                                            1996         1995
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.........................................................................    $  2,413         $ 1,837
Federal funds sold..............................................................................          32              35
Securities purchased under agreements to resell.................................................         795             230
Trading account securities......................................................................         146              86
Available-for-sale securities...................................................................       3,555           3,256
Loans...........................................................................................      27,128          26,400
 Less allowance for credit losses...............................................................         517             474
                                                                                                    -------------------------
 Net loans......................................................................................      26,611          25,926
Bank premises and equipment.....................................................................         404             413
Interest receivable.............................................................................         202             197
Customers' liability on acceptances.............................................................         169             223
Other assets....................................................................................       2,162           1,671
                                                                                                    -------------------------
     Total assets...............................................................................    $ 36,489         $33,874
                                                                                                    -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing............................................................................    $  7,871         $ 6,357
 Interest-bearing...............................................................................      16,508          16,157
                                                                                                    -------------------------
     Total deposits.............................................................................      24,379          22,514
Federal funds purchased.........................................................................       1,204           2,000
Securities sold under agreements to repurchase..................................................         819             269
Other short-term funds borrowed.................................................................       2,074           2,116
Long-term debt..................................................................................       3,553           3,201
Company-obligated mandatorily redeemable capital securities of FBS Capital I....................         300              --
Acceptances outstanding.........................................................................         169             223
Other liabilities...............................................................................         938             826
                                                                                                    -------------------------
     Total liabilities..........................................................................      33,436          31,149
Shareholders' equity:
 Preferred stock................................................................................          --             103
 Common stock, par value $1.25 a share-authorized 200,000,000 shares;
   issued: 1996 - 141,747,738 shares; 1995 - 135,632,324 shares.................................         177             170
 Capital surplus................................................................................       1,154             909
 Retained earnings..............................................................................       2,165           1,918
 Unrealized gain on securities, net of tax......................................................           3              23
 Less cost of common stock in treasury: 1996 - 6,877,497 shares,
   1995 - 8,297,756 shares......................................................................        (446)           (398)
                                                                                                    -------------------------
     Total shareholders' equity.................................................................       3,053           2,725
                                                                                                    -------------------------
     Total liabilities and shareholders' equity.................................................    $ 36,489         $33,874
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



First Bank System, Inc.                                                       41

                       CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31 (In Millions, Except Per-Share Data)                        1996          1995           1994
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans........................................................................  $    2,339.3   $    2,273.4  $    1,914.7
Securities:
 Taxable.....................................................................         241.5          226.0         327.9
 Exempt from federal income taxes............................................          25.5           11.2          12.0
Other interest income........................................................          47.6           34.6          33.5
                                                                               ---------------------------------------------
     Total interest income...................................................       2,653.9        2,545.2       2,288.1

INTEREST EXPENSE
Deposits.....................................................................         673.1          706.7         597.3
Federal funds purchased and repurchase agreements............................         122.4          118.1         103.1
Other short-term funds borrowed..............................................         120.4           90.2          20.4
Long-term debt...............................................................         202.7          190.0         147.9
Company-obligated mandatorily redeemable capital securities of FBS Capital I.           2.3             --            --
                                                                               ---------------------------------------------
     Total interest expense..................................................       1,120.9        1,105.0         868.7
                                                                               ---------------------------------------------
Net interest income..........................................................       1,533.0        1,440.2       1,419.4
Provision for credit losses..................................................         136.0          115.0         123.6
                                                                               ---------------------------------------------
Net interest income after provision for credit losses........................       1,397.0        1,325.2       1,295.8

NONINTEREST INCOME
Credit card fees.............................................................         292.6          232.7         179.0
Trust fees...................................................................         230.7          175.3         159.2
Service charges on deposit accounts..........................................         141.5          123.7         127.3
Investment products fees and commissions.....................................          33.4           27.6          29.6
Securities gains (losses)....................................................          15.0             --        (115.0)
Termination fee..............................................................         190.0             --            --
State income tax refund......................................................          65.0             --            --
Gain on sale of mortgage banking operations..................................          45.8             --            --
Gain on sale of branches.....................................................            --           31.0            --
Other........................................................................         171.7          192.8         178.8
                                                                               ---------------------------------------------
     Total noninterest income................................................       1,185.7          783.1         558.9
NONINTEREST EXPENSE
Salaries.....................................................................         465.6          441.0         450.7
Employee benefits............................................................         105.0           96.4         105.7
Goodwill and other intangible assets.........................................         106.5           57.1          50.4
Net occupancy................................................................          98.5           98.6         103.8
Furniture and equipment......................................................          89.0           94.2          88.3
Other personnel costs........................................................          55.8           40.9          35.7
Professional services........................................................          39.9           36.9          38.5
Advertising and marketing....................................................          35.4           32.0          35.5
FDIC insurance...............................................................          11.4           35.8          58.4
SAIF special assessment......................................................          51.0             --            --
Merger, integration, and resizing............................................          69.9             --          66.2
Merger-related severance.....................................................            --             --          56.5
Other........................................................................         260.1          273.0         259.7
                                                                               ---------------------------------------------
     Total noninterest expense...............................................       1,388.1        1,205.9       1,349.4
                                                                               ---------------------------------------------
Income from continuing operations before income taxes........................       1,194.6          902.4         505.3
Applicable income taxes......................................................         454.8          334.3         191.8
                                                                               ---------------------------------------------
Income from continuing operations............................................         739.8          568.1         313.5
Loss from discontinued operations............................................            --             --          (8.5)
                                                                               ---------------------------------------------
Net income...................................................................  $      739.8   $      568.1  $      305.0
                                                                               ---------------------------------------------
Net income applicable to common equity.......................................  $      733.6   $      560.6  $      292.4
                                                                               ---------------------------------------------
EARNINGS PER COMMON SHARE
Average common and common equivalent shares..................................   137,415,619    133,936,030   136,274,991
Income from continuing operations............................................  $       5.34   $       4.19  $       2.21
Loss from discontinued operations............................................            --             --          (.06)
                                                                               ---------------------------------------------
Net income...................................................................  $       5.34   $       4.19  $       2.15
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



                                                         First Bank System, Inc.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                    Unrealized
                                                  Common                                        Gains/(Losses)
                                                  Shares  Preferred  Common   Capital Retained  on Securities,  Treasury
(In Millions, Except Shares)                 Outstanding*     Stock   Stock   Surplus Earnings      Net of Tax   Stock**  Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993...................  130,408,480   $ 278.1 $ 169.8  $  852.2 $1,575.4         $  38.0  $(169.4) $2,744.1
Net income..................................                                             305.0                              305.0
Dividends declared:
 Preferred..................................                                             (12.6)                             (12.6)
 Common.....................................                                            (156.0)                            (156.0)
Purchase and retirement of treasury stock...   (7,131,513)             (4.6)    (48.0)   (70.1)                  (120.8)   (243.5)
Repurchase of stock warrants................                                     (2.3)                                       (2.3)
Issuance of common stock:
 Acquisition of Boulevard Bancorp, Inc......    6,227,649               1.9      54.9                             149.4     206.2
 Other acquisitions.........................    1,385,806                                (13.9)                    48.1      34.2
 Dividend reinvestment......................      185,890                          .2                               6.3       6.5
 Stock option and stock purchase plans......    2,068,922               1.0       7.7    (17.6)                    42.7      33.8
 Stock warrants exercised...................      687,175                .2       1.1    (10.4)                    17.0       7.9
Redemption of preferred stock...............                 (160.0)                      (7.0)                            (167.0)
Change in unrealized gains/(losses).........                                                            (144.4)            (144.4)
                                              ------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994...................  133,832,409     118.1   168.3     865.8  1,592.8          (106.4)   (26.7)  2,611.9
Net income..................................                                             568.1                              568.1
Dividends declared:
 Preferred..................................                                              (7.5)                              (7.5)
 Common.....................................                                            (191.7)                            (191.7)
Purchase of treasury stock..................  (11,944,405)                                                       (545.2)   (545.2)
Issuance of common stock:
 Acquisitions...............................    2,788,619                .3       4.3     (3.7)                   104.7     105.6
 Dividend reinvestment......................      224,255                          .5                               9.3       9.8
 Stock option and stock purchase plans......    2,299,172                .9      38.7    (36.3)                    54.6      57.9
 Stock warrants exercised...................       42,039                                 (1.3)                     1.6        .3
Redemption/conversion of preferred stock....       92,479     (14.9)                      (2.2)                     3.9     (13.2)
Change in unrealized gains/(losses).........                                                             128.9              128.9
                                              ------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995...................  127,334,568     103.2   169.5     909.3  1,918.2            22.5   (397.8)  2,724.9
Net income..................................                                             739.8                              739.8
Dividends declared:
 Preferred..................................                                              (6.2)                              (6.2)
 Common.....................................                                            (227.7)                            (227.7)
Purchase and retirement of treasury stock...  (15,120,587)             (3.2)   (151.4)                           (784.9)   (939.5)
Issuance of common stock:
 Acquisitions...............................   16,460,215              10.7     361.7    (44.4)                   384.2     712.2
 Dividend reinvestment......................      193,621                          .5                              11.5      12.0
 Stock option and stock purchase plans......    2,440,730                .2      33.8    (96.6)                   119.7      57.1
Redemption/conversion of preferred stock....    3,561,694    (103.2)                    (118.2)                   221.4        --
Change in unrealized gains/(losses).........                                                             (20.0)             (20.0)
                                              ------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996...................  134,870,241    $   -- $ 177.2  $1,153.9 $2,164.9         $   2.5  $(445.9) $3,052.6
----------------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury. **Ending treasury shares were 6,877,497 at December 31, 1996, 8,297,756 at
  December 31, 1995, and 767,000 at December 31, 1994.
  See Notes to Consolidated Financial Statements.




First Bank System, Inc.                                                       43

                     CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31 (In Millions)                                                             1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................................................  $   739.8       $   568.1   $   305.0
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for credit losses................................................................      136.0           115.0       123.6
 (Gains) losses on available-for-sale securities............................................      (15.0)             --       111.2
 Depreciation and amortization of bank premises and equipment...............................       68.0            76.5        74.5
 Provision for deferred income taxes........................................................       10.0            73.3        (1.1)
 Amortization of goodwill and other intangible assets.......................................      106.5            57.1        50.4
 Merger, integration and resizing...........................................................       69.9              --       122.7
 Gain on sale of mortgage banking operations................................................      (45.8)             --          --
 Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
   (Increase) decrease in trading account securities........................................      (59.6)           12.3       (22.6)
   Decrease (increase) in loans held for sale...............................................      103.1          (100.6)      580.8
   (Increase) decrease in accrued receivables...............................................     (148.9)          (29.4)       42.0
   Increase (decrease) in accrued liabilities...............................................       41.9           (41.1)      (11.7)
 Other - net................................................................................      (24.0)          (20.7)       14.5
                                                                                              --------------------------------------
     Net cash provided by operating activities..............................................      981.9           710.5     1,389.3
                                                                                              --------------------------------------

INVESTING ACTIVITIES
Net cash (used) provided by:
 Interest-bearing deposits with banks.......................................................         --            29.3        63.3
 Loans outstanding..........................................................................     (138.4)       (1,487.9)   (1,200.5)
 Securities purchased under agreements to resell............................................     (525.2)          105.9       (30.5)
Available-for-sale securities:
 Sales......................................................................................    1,226.7         2,058.9     1,607.1
 Maturities.................................................................................    1,059.6           527.5     1,083.7
 Purchases..................................................................................     (420.8)         (309.6)   (1,143.2)
Investment securities:
 Maturities.................................................................................         --              --       271.4
 Purchases..................................................................................         --              --      (283.4)
Proceeds from sales of other real estate....................................................       48.7            56.8       109.3
Proceeds from sales of bank premises and equipment..........................................       20.1            54.1         8.2
Purchases of bank premises and equipment....................................................      (77.6)          (55.6)      (73.3)
Sales of loans..............................................................................       77.4            97.5         1.7
Purchases of loans..........................................................................      (19.5)           (4.6)     (496.3)
Cash and cash equivalents of acquired subsidiaries..........................................      116.5            55.4        74.5
Acquisitions, net of cash received..........................................................      (38.3)         (117.5)     (107.2)
Sales of subsidiary operations..............................................................      162.1            11.7          --
Other - net.................................................................................      (62.9)            6.6        10.2
                                                                                              --------------------------------------
     Net cash provided (used) by investing activities.......................................    1,428.4         1,028.5      (105.0)
                                                                                              --------------------------------------

FINANCING ACTIVITIES
Net cash (used) provided by:
 Deposits...................................................................................     (903.7)       (1,519.9)   (4,135.6)
 Federal funds purchased and securities sold under agreements to repurchase.................     (430.6)         (298.9)    1,340.4
 Short-term borrowings......................................................................      (30.9)        1,447.6       226.2
Sales of deposits...........................................................................         --          (858.0)         --
Purchases of deposits.......................................................................         --              --        11.1
Long-term debt transactions:
 Proceeds...................................................................................      964.8           954.6     1,877.8
 Principal payments.........................................................................     (632.9)         (745.1)   (1,027.7)
Issuance of Company-obligated mandatorily redeemable capital securities of FBS Capital I....      300.0              --          --
Redemption of preferred stock...............................................................         --           (13.2)     (167.0)
Proceeds from dividend reinvestment, stock option, and stock purchase plans.................       69.1            67.7        40.3
Purchase of treasury stock and stock warrants...............................................     (939.5)         (545.2)     (245.8)
Stock warrants exercised....................................................................         --              .3         7.9
Cash dividends..............................................................................     (233.9)         (199.2)     (168.6)

                                                                                              --------------------------------------
     Net cash used by financing activities..................................................   (1,837.6)       (1,709.3)   (2,241.0)
                                                                                              --------------------------------------
     Change in cash and cash equivalents....................................................      572.7            29.7      (956.7)
Cash and cash equivalents at beginning of year..............................................    1,871.6         1,841.9     2,798.6
                                                                                              --------------------------------------
     Cash and cash equivalents at end of year...............................................  $ 2,444.3       $ 1,871.6   $ 1,841.9
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.


                                                         First Bank System, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  SIGNIFICANT ACCOUNTING POLICIES

First Bank System, Inc. (the "Company") is a regional multibank holding company that provides banking and other financial services principally to domestic markets. The Company has five primary businesses that operate principally in the 11 states of Minnesota, Colorado, Wisconsin, Illinois, Montana, North Dakota, South Dakota, Iowa, Kansas, Nebraska, and Wyoming. Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing and merchant processing. Business Banking and Private Financial Services includes middle-market banking services, private banking and personal trust. Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate, and mortgage banking companies. Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Based on earnings, Retail Banking is the largest business, followed by Business Banking and Private Financial Services, Commercial Banking, Payment Systems, and Corporate Trust and Institutional Financial Services.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidation eliminates all significant intercompany accounts and transactions. Certain items in prior periods have been reclassified to conform to the current presentation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual experience could differ from those estimates.

SECURITIES

TRADING ACCOUNT SECURITIES Debt and equity securities held for resale in anticipation of short-term market movements are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in noninterest income.

AVAILABLE-FOR-SALE SECURITIES These securities are not trading account securities but may be sold before maturity in response to changes in interest rates, prepayment risk, and funding sources or terms, or to meet liquidity needs. They are carried at fair value with unrealized net gains or losses reported in shareholders' equity. When sold, the amortized cost of the specific securities is used to compute the gain or loss.

LOANS

Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances. Loan and commitment fees are deferred and recognized over the loan and/or commitment period as yield adjustments.

ALLOWANCE FOR CREDIT LOSSES Management determines the adequacy of the allowance based on evaluations of the loan portfolio and related off-balance sheet commitments, recent loss experience, and other pertinent factors, including economic conditions. This evaluation is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans that may be susceptible to significant change. The allowance for credit losses relating to impaired loans is based on the loans' observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loans' effective interest rate. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

NONACCRUAL LOANS Generally loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid interest is reversed. Future interest payments are generally applied against principal.

LEASES Certain subsidiaries engage in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income and investment tax credits. Unearned income is added to interest income over the terms of the leases to produce a level yield.

  The investment in leveraged leases is the sum of all lease payments (less nonrecourse debt payments) plus estimated residual values, less unearned income. Unearned income is added to loan interest income over the positive years of the net investment.

LOANS AND MORTGAGES HELD FOR SALE These loans are carried at the lower of cost or market value as determined on an aggregate basis by type of loan.

OTHER REAL ESTATE Other real estate ("ORE"), which is included in other assets, is property acquired through foreclosure or other proceedings. ORE is initially recorded at fair value and

First Bank System, Inc.

carried at the lower of cost or fair value, less estimated selling costs. The property is evaluated regularly and any decreases in the carrying amount are included in noninterest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS AND CONTRACTS The Company uses interest rate swaps and contracts (forwards, options, caps and floors) to manage its interest rate risk, as a financial intermediary, and in its trading operations. The Company does not enter into these contracts for speculative purposes. Income or expense on swaps and contracts designated as hedges of assets, liabilities or commitments is recorded as an adjustment to interest income or expense. If the swap or contract is terminated, the gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The initial bid/offer spread on intermediated swaps is deferred and recognized in trading account profits and commissions over the life of the agreement. Intermediated swaps and all other interest rate contracts are marked to market and resulting gains or losses are recorded in trading account profits and commissions.

OTHER SIGNIFICANT POLICIES

BANK PREMISES AND EQUIPMENT Bank premises and equipment are stated at cost less accumulated depreciation and amortized primarily on a straight-line method basis.

  Capital leases, less accumulated amortization, are included in bank premises and equipment. The lease obligations are included in long-term debt. Capitalized leases are amortized on a straight-line basis over the lease term and the amortization is included in depreciation expense.

INTANGIBLE ASSETS Goodwill, the price paid over the book value of acquired businesses, is included in other assets and is amortized over periods ranging up to 25 years. Other intangible assets are amortized over their estimated useful lives, which range from seven to fifteen years, using straight-line and accelerated methods, as appropriate.

INCOME TAXES Deferred taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end.

STATEMENT OF CASH FLOWS For the purposes of reporting cash flows, cash equivalents include cash and due from banks and federal funds sold.

STOCK-BASED COMPENSATION The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly recognizes no compensation expense for the stock option grants.

PER SHARE CALCULATIONS Primary earnings per share is computed by dividing net income (less preferred stock dividends) by the average number of common shares and dilutive common stock equivalents outstanding during the year. To compute the dilutive effect of restricted common shares, the treasury stock method is applied to the unvested portion of the shares granted and the related unamortized expense. Fully diluted earnings per share computations assume the conversion of the Series 1991A preferred stock during the period that the stock was outstanding.

NOTE B  Accounting Changes

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. During 1996, the Company recorded a $24.1 million adjustment to the carrying value of certain bank premises following a decision to sell several buildings in connection with the streamlining of the branch distribution network. See Note K for further discussion.

  The Company also performed an evaluation of those intangible assets not covered by SFAS 121 and recorded a charge of $29.5 million to reduce the carrying value of credit card holder and core deposit intangibles to their fair value. The Company performed this analysis of the fair value following its reassessment of business alternatives for a segment of its credit card portfolio and a change in the mix of deposits at certain acquired entities, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION SFAS 123, "Accounting for Stock-Based Compensation," establishes a new fair value based accounting method for stock-based compensation plans. As permitted by the Statement, the Company continues to apply the accounting provisions of APB 25, "Accounting for Stock Issued to Employees," in determining net income. Refer to Note L for the required pro forma disclosures had SFAS 123 been applied.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," addresses whether the

                                                         First Bank System, Inc.

transfer of financial assets should be accounted for as a sale and removed from the balance sheet, or as a financing recognized as a borrowing. The Statement uses a "financial components" approach which focuses on control to determine whether assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal right to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. SFAS 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively, with earlier or retroactive application not permitted. The adoption of SFAS 125 is not expected to have a material effect on the Company.

NOTE C  BUSINESS COMBINATIONS AND DIVESTITURES

FIRSTIER FINANCIAL, INC. On February 16, 1996, the Company issued 16.5 million shares to complete its acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"). FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. Under terms of the purchase agreement, the Company exchanged .8829 shares of its common stock for each common share of FirsTier. In addition, FirsTier's outstanding stock options were converted into stock options for the Company's common stock.

  The acquisition of FirsTier was accounted for under the purchase method of accounting, and accordingly, the purchase price of $717 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired was recorded as goodwill. Goodwill of $286 million will be amortized over an average of 24 years and core deposit intangibles of $63 million will be amortized over the estimated lives of the deposits of approximately 10 years. The results of operations of FirsTier have been included in the Company's Consolidated Statement of Income since the date of acquisition.

  The following pro forma operating results of the Company assume that the FirsTier acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro forma results include adjustments for the estimated effect of purchase accounting on the Company's results.

                                                   Year Ended December 31
                                                 -------------------------
(In Millions, Except Per-Share Amounts)             1996            1995
--------------------------------------------------------------------------
Net interest income............................  $1,550.0         $1,556.6
Net income.....................................     737.6            587.3
Net income per share...........................      5.27             4.04
--------------------------------------------------------------------------

  The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

BANKAMERICA CORPORATE TRUST BUSINESS During the fourth quarter of 1995 and the first quarter of 1996 the Company acquired the corporate trust business of BankAmerica Corporation. After the acquisition, the Company became one of the nation's leading providers of domestic corporate trust services.

SALE OF MORTGAGE BANKING OPERATIONS During 1996, the Company sold its servicing and mortgage loan production business to three parties. Bank of America, fsb, a subsidiary of BankAmerica Corporation, purchased approximately $14 billion in mortgage servicing rights. Columbia National, Inc., of Maryland, and Knutson Mortgage Co., of Minnesota, agreed to purchase Company's loan production business. The Company will now deliver mortgage loan products through bank branches and telemarketing. These transactions resulted in a net gain of $45.8 million.

FIRST INTERSTATE BANCORP On November 6, 1995, the Company and First Interstate Bancorp ("First Interstate") announced that they had entered into a definitive agreement whereby the Company would exchange 2.6 shares of its common stock for each share of First Interstate common stock. On January 24, 1996, First Interstate announced that it had terminated the merger agreement with the Company and had entered into a definitive agreement with Wells Fargo & Company ("Wells Fargo"). Under the terms of a settlement agreement, the Company received $125 million on January 24, 1996. The Company received an additional $75 million on April 1, 1996, upon consummation of the merger of First Interstate and Wells Fargo. In addition, all litigation among the parties related to the acquisition of First Interstate has been settled. The Company incurred transaction costs of approximately $10 million in connection with the proposed merger.

METROPOLITAN FINANCIAL CORPORATION On January 24, 1995, the Company issued 21.7 million shares to complete its merger with Metropolitan Financial Corporation ("MFC"). The regional financial services holding company, headquartered in Minneapolis, Minnesota, had approximately $7.9 billion in assets and $5.5 billion in deposits. MFC's 211 offices were principally located in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, and Wyoming. The Company used the pooling of interests method to account for the transaction. Accordingly, the Company's financial statements for all periods have been restated to include MFC's accounts and operations.

First Bank System, Inc.

OTHER ACQUISITIONS During 1995, the Company acquired several smaller financial institutions in its existing markets, all of which further strengthen the Company's retail banking franchise. These acquisitions, accounted for as purchases, were not material to the financial condition or operating results of the Company. These acquisitions include the November 1, 1995, acquisition of two commercial bank holding companies - Midwestern Services, Inc. and Southwest Holdings,Inc. - both of Omaha, Nebraska. Together, the two companies had total assets of $424 million, total deposits of $380 million, and 12 branches in Omaha. In addition, on March 16, 1995, the Company acquired First Western Corporation, parent company of Western bank, with $317 million in assets, $267 million in deposits, and nine branches in and around Sioux Falls, South Dakota.

COMERICA CORPORATE TRUST BUSINESS On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues.

SALE OF EDINA REALTY, INC. On December 8, 1995, the Company sold Edina Realty, Inc., its real estate brokerage subsidiary, to a local investor group. The subsidiary was accounted for as discontinued operations. Edina's assets, liabilities and cash flows were not material to the Company's financial statements and were not segregated.

NOTE D  RESTRICTIONS ON CASH AND DUE FROM BANKS

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $245 million at December 31, 1996.

NOTE E  SECURITIES

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 was as follows:

                                             1996                                              1995
                       ---------------------------------------------------------------------------------------------------
                                         Gross        Gross                                Gross         Gross
                                    Unrealized   Unrealized                           Unrealized    Unrealized
                       Amortized       Holding      Holding       Fair    Amortized      Holding       Holding        Fair
(In Millions)               Cost         Gains       Losses      Value         Cost        Gains        Losses       Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury.........    $  553           $ 1         $ (9)    $  545      $  921            $ 8          $ (4)    $  925
Mortgage-backed.......     2,454            30          (20)     2,464       1,703             13           (23)     1,693
Other U.S. agencies...        42            --           (1)        41         157              1            (1)       157
State and political...       466             3           (4)       465         174              5            --        179
Other.................        36             4           --         40         265             38            (1)       302
                       ---------------------------------------------------------------------------------------------------
   Total..............    $3,551           $38         $(34)    $3,555      $3,220            $65          $(29)    $3,256
--------------------------------------------------------------------------------------------------------------------------

  Securities carried at $1.7 billion at December 31, 1996, and $1.2 billion at December 31, 1995, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities carried at $1.0 billion at December 31, 1996, and $1.3 billion at December 31, 1995, were pledged to secure Federal Home Loan Bank advances. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $.8 billion and $.3 billion at December 31, 1996, and 1995, respectively.

  Gross realized gains and losses are shown in the table below. Included in the 1994 gross realized losses is $111.2 million related to the sale of $1.6 billion of securities as a result of MFC's actions to reduce interest rate risk consistent with prior regulatory requests and to align more closely the interest rate risk profile of MFC with that of the Company.

(In Millions)                                          1996       1995         1994
-----------------------------------------------------------------------------------
Gross realized gains...............................  $ 33.3      $ 1.7      $   3.1
Gross realized losses..............................   (18.3)      (1.7)      (118.1)
                                                     ------------------------------
  Net realized gains (losses)......................  $ 15.0      $  --      $(115.0)
                                                     ------------------------------
Income taxes (credit) on realized gains or losses..  $  5.7      $  --      $ (43.7)
-----------------------------------------------------------------------------------

  For amortized cost, fair value and yield by maturity date of available-for-sale securities outstanding as of December 31, 1996, see Table 10 on page 30 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

                                                         First Bank System, Inc.

NOTE F  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio at December 31 was as follows:

(In Millions)                                                                                   1996           1995
-------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
 Commercial................................................................................  $ 9,456         $8,271
 Financial institutions....................................................................      905          1,060
 Real estate:
   Commercial mortgage.....................................................................    3,090          2,784
   Construction............................................................................      654            403
                                                                                             ----------------------
     Total commercial......................................................................   14,105         12,518
                                                                                             ----------------------

CONSUMER:
 Residential mortgage......................................................................    3,019          4,655
 Residential mortgage held for sale........................................................       42            257
 Home equity and second mortgage...........................................................    3,263          2,805
 Credit card...............................................................................    2,858          2,586
 Automobile................................................................................    1,991          1,821
 Revolving credit..........................................................................      737            757
 Installment...............................................................................      607            607
 Student*..................................................................................      506            394
                                                                                             ----------------------
     Total consumer........................................................................   13,023         13,882
                                                                                             ----------------------
     Total loans........................................................................... $ 27,128        $26,400
-------------------------------------------------------------------------------------------------------------------

* All or part of the student loan portfolio may be sold when the repayment period begins.

  Certain directors and executive officers of the Company, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, are loan customers of the Company and its subsidiaries. These loans were made in the ordinary course of business at the subsidiaries' normal credit terms, including interest rate and collateralization, and were all current as to their terms at December 31, 1996, and 1995. The aggregate dollar amounts of these loans were $12.3 million and $13.1 million at December 31, 1996, and 1995, respectively. During 1996, additions totaled $43.8 million and repayments totaled $44.6 million.

  Nonaccrual and renegotiated loans totaled $120 million, $118 million, and $168 million at December 31, 1996, 1995, and 1994, respectively. At December 31, 1996, and 1995, the Company had $86 million, and $69 million, respectively, in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the years ended December 31, 1996, 1995, and 1994, the average recorded investment in impaired loans was approximately $78 million, $77 million, and $118 million, respectively. The effect of nonaccrual and renegotiated loans on interest income was as follows:

                                                  Year ended December 31
                                                -------------------------
(In Millions)                                    1996      1995      1994
-------------------------------------------------------------------------
Interest income that would have been accrued
 at original contractual rates................  $10.9     $11.5     $13.7
Amount recognized as interest income..........    4.1       2.3       2.7
                                                -------------------------
Forgone revenue...............................  $ 6.8     $ 9.2     $11.0
-------------------------------------------------------------------------

First Bank System, Inc.

  Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 1996, totaled $45.0 million. During 1996, there were no loans that were restructured at market interest rates and returned to a fully performing status.

  Activity in the allowance for credit losses was as follows:

(In Millions)                                                                                    1996           1995       1994
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year...............................................................  $  473.5         $474.7     $466.1
Add:
  Provision charged to operating expense...................................................     136.0          115.0      123.6
Deduct:
  Loans charged off........................................................................     253.0          209.1      226.8
  Less recoveries of loans charged off.....................................................     100.2           88.1       86.5
                                                                                             ----------------------------------
  Net loans charged off....................................................................     152.8          121.0      140.3
Additions from acquisitions and other......................................................      59.8            4.8       25.3
                                                                                             ----------------------------------
Balance at end of year.....................................................................  $  516.5         $473.5     $474.7
-------------------------------------------------------------------------------------------------------------------------------

NOTE G  BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31 consisted of the following:

(In Millions)                                                                                    1996           1995
--------------------------------------------------------------------------------------------------------------------
Land.......................................................................................  $     72         $   70
Buildings and improvements.................................................................       408            386
Furniture, fixtures and equipment..........................................................       401            373
Capitalized building leases................................................................        48             35
Capitalized equipment leases...............................................................        40             37
                                                                                             -----------------------
                                                                                                  969            901
Less accumulated depreciation and amortization.............................................       565            488
                                                                                             -----------------------
   Total...................................................................................  $    404         $  413
--------------------------------------------------------------------------------------------------------------------

                                                         First Bank System, Inc.

NOTE H  LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(In Millions)                                                                                             1996           1995
-----------------------------------------------------------------------------------------------------------------------------
FIRST BANK SYSTEM (Parent Company):
Fixed-rate subordinated notes:
   6.625% due May 15, 2003..........................................................................  $    100         $  100
   8.00% due July 2, 2004...........................................................................       125            125
   7.625% due May 1, 2005...........................................................................       150            150
   6.875% due September 15, 2007....................................................................       250            250
Floating-rate subordinated notes - due November 30, 2010............................................       107            107
Medium-term notes...................................................................................       406            580
Capitalized lease obligations and other.............................................................        32             14
                                                                                                      -----------------------
                                                                                                         1,170          1,326
SUBSIDIARIES:
Fixed-rate subordinated notes:
   6.00% due October 15, 2003.......................................................................       100            100
   7.55% due June 15, 2004..........................................................................       100            100
   8.35% due November 1, 2004.......................................................................       100            100
   6.875% due April 1, 2006.........................................................................       125             --
Step-up subordinated notes - due August 15, 2005....................................................       100            100
Federal Home Loan Bank advances.....................................................................     1,005          1,099
Bank notes..........................................................................................       800            300
Capitalized lease obligations.......................................................................        39             35
Mortgage indebtedness and other.....................................................................        14             41
                                                                                                      -----------------------
   Total............................................................................................  $  3,553         $3,201
-----------------------------------------------------------------------------------------------------------------------------

  The floating-rate subordinated notes due November 30, 2010, may be redeemed at par at the Company's option. The annual interest rate for each quarterly period is one-eighth of 1 percent above the London Interbank Offered Rate ("LIBOR") for three-month Eurodollar deposits, subject to a minimum of 5.25 percent. At December 31, 1996, the interest rate was 5.69 percent.

  The step-up subordinated notes due August 15, 2005, are issued by the Company's subsidiary bank, First Bank National Association (the "Bank"). The interest rate on these notes is 6.25 percent through August 14, 2000, and 7.30 percent thereafter. The notes have a one-time call feature at the option of the Bank on August 15, 2000.

  The medium-term notes outstanding at December 31, 1996, mature from March 1997 through August 1999. The notes bear floating interest rates ranging from 5.67 percent to 5.82 percent. The weighted average interest rate at December 31, 1996, was 5.75 percent.

  The Federal Home Loan Bank advances outstanding at December 31, 1996, mature from January 1997 through March 2011. The advances bear fixed or floating interest rates ranging from 4.93 percent to 7.34 percent. The weighted average interest rate at December 31, 1996, was 5.72 percent.

  The bank notes outstanding at December 31, 1996, mature from July 1997 through March 2001. The notes bear fixed or floating interest rates ranging from 5.53 percent to 6.38 percent. The weighted average interest rate at December 31, 1996, was 5.72 percent.

Maturities of long-term debt outstanding at December 31, 1996 were:

                                                                       Parent
(In Millions)                                       Consolidated      Company
-----------------------------------------------------------------------------
1997...............................................       $1,072       $  187
1998...............................................          442           99
1999...............................................          327          125
2000...............................................           40            1
2001...............................................          105            2
Thereafter.........................................        1,567          756
                                                          -------------------
   Total...........................................       $3,553       $1,170
-----------------------------------------------------------------------------

First Bank System, Inc.

NOTE I COMPANY-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF FBS CAPITAL I

On November 26, 1996, FBS Capital I (the "Trust"), a Delaware business trust wholly-owned by the Company, completed the sale of $300 million of 8.09 percent Capital Securities (the "Capital Securities"). The Trust used the net proceeds from the offering to purchase a like amount of 8.09 percent Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures for general corporate purposes.

  The Capital Securities accrue and pay distributions semi-annually at an annual rate of 8.09 percent of the stated liquidation amount of $1,000 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the Capital Securities, but only to the extent of funds held by the Trust.

  The Capital Securities are mandatorily redeemable upon the maturity of the Debentures, on November 15, 2026 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole (but not in part), on or after November 15, 2006, at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

NOTE J  SHAREHOLDERS' EQUITY

COMMON STOCK At December 31, 1996, the Company had 11,155,479 shares of common stock reserved for future issuances under the Dividend Reinvestment Plan, Employee Stock Purchase Plan, and the Stock Option Plans (see Note L).

  On February 21, 1996, the Board of Directors authorized the repurchase of up to 25.4 million shares through December 1997. Approximately 15.1 million shares have been repurchased under the 1996 authorization. In addition, the Board of Directors authorized the retirement of 2.6 million shares repurchased in the second quarter of 1996. Under previous authorizations, the Company repurchased
11.9 million shares in 1995.

  Approximately 5.8 million common shares sold through private placements in July 1990 remain outstanding. Periodic stock purchase rights ("PSPRs") and risk event warrants were also issued in such private placements. The PSPRs become exercisable if the Company fails to pay quarterly dividends equal to at least $.205 per share of common stock in any twelve-month period between July 1990 and July 2000. Upon exercise, PSPR holders will receive cash or the Company's common or preferred shares equal to the dividend shortfall. The risk event warrants become exercisable when a change in control occurs and the value received by common shareholders is less than $13.875 per share. If exercised, the Company has the option to pay warrant holders the shortfall in cash, common or preferred stock.

  The Company's Dividend Reinvestment Plan provides for automatic reinvestment of dividends and optional cash purchases of up to $5,000 worth of additional shares per calendar quarter at market price.

PREFERRED STOCK The Company has six classes of cumulative preferred stock, with 10 million shares authorized. Since 1992, the Company has redeemed or called the four classes of $1.00 par value cumulative preferred stock and redeemed both classes of $.01 par value cumulative preferred stock.

  On November 29, 1996, the Company called the remaining 1,543,025 shares of its Series 1991A Cumulative Convertible Preferred Stock. As a result, at December 31, 1996, (the redemption date) all remaining shares had been redeemed or converted into common stock. Prior to conversion, dividends on the Series 1991A shares, which had a $1.00 par value, were 7.125 percent per year.

  In January 1995, the Company redeemed for $27.00 per share in cash, plus accumulated and unpaid dividends, 488,750 shares of Series B, $2.875 Cumulative Perpetual Preferred Stock. Dividends on the Series B shares, which had a $.01 par value, were $2.875 per share prior to redemption.

NOTE K  MERGER, INTEGRATION AND RESIZING CHARGES

The Company recorded merger, integration and resizing charges of $69.9 million and $66.2 million in 1996 and 1994, respectively. Merger and integration charges of $31.3 million recorded in 1996 were associated with the acquisitions of FirsTier and the BankAmerica corporate trust business. Resizing charges of $38.6 million were associated with the Company's streamlining of the branch distribution network and trust operations as the Company expands its alternative distribution channels, including telemarketing, automated teller machines and in-store branches. Merger and integration charges of $66.2 million recorded in 1994 related to the acquisition of MFC. The components of the charges are shown below:

                                           Year ended December 31
                                           ----------------------
(In Millions)                                1996            1994
-----------------------------------------------------------------
Systems conversions, required
 customer communications and
 professional services...........           $29.7           $40.4
Premises writedowns..............            26.0            19.6
Severance........................            14.2             6.2
                                           ----------------------
  Total merger, integration and
   resizing charges..............           $69.9           $66.2
-----------------------------------------------------------------

                                                         First Bank System, Inc.

     Systems conversions, required customer communications and professional services relate to preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. Premises writedowns relate to premise and equipment write-offs for redundant office space and branches. The writedowns recorded in 1996 include valuation adjustments associated with the planned sale of bank-owned properties as the Company consolidates and reduces the space requirements of the branch facilities. Severance charges include the cost of terminations, other benefits, and outplacement costs associated with the elimination of employees primarily in branch offices and in centralized corporate support and data processing functions. The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

                                                                                                         Year Ended
                                                                                                        December 31
(In Millions)                                                                                                  1996
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995...........................................................................       $12.6
Provision charged to operating expense.................................................................        69.9
Cash outlays...........................................................................................       (43.8)
Noncash writedowns.....................................................................................       (26.0)
                                                                                                        -----------
Balance at December 31, 1996...........................................................................       $12.7
-------------------------------------------------------------------------------------------------------------------

     The Company expects that substantially all remaining costs will be paid in early 1997. Additional noncash writedowns are not expected to be significant.

     In December 1994, the Company recorded a $111.2 million loss on the sale of $1.6 billion of securities in January 1995 as a result of MFC's actions to reduce interest rate risk consistent with prior regulatory requests and to align more closely the interest rate risk profile of MFC with that of the Company. The Company also recorded additional provision for credit losses of $16.5 million and a $56.5 million severance-related charge related to MFC's pre-existing change in control plan. A provision for other real estate related reserves of $2.6 million was also recorded to provide for the Company's strategy of accelerated disposition of problem assets.

First Bank System, Inc.

NOTE L   EMPLOYEE BENEFITS

PENSION PLAN Pension benefits are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service. The Company's funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute the pension contribution is the projected unit credit method.

     Prior to their acquisition dates, employees of acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. As of December 31, 1996, the Company has merged the acquired companies' plans into its own plan with the exception of the MFC and FirsTier plans, which are expected to be merged in 1997. The funded status and income statement effects of the MFC plan have been aggregated with the Company's plan for all years in the table below and the FirsTier plan is included in 1996.

(In Millions)                                                                           1996      1995      1994
----------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
   of $306.6 million in 1996, $287.9 million in 1995, and
   $265.4 million in 1994..........................................................  $(318.6)  $(297.5)  $(274.0)
                                                                                     ---------------------------
Projected benefit obligation for service rendered to date..........................  $(331.3)  $(312.3)  $(280.3)
Plan assets at fair value, primarily listed stocks and U.S. bonds..................    412.0     314.3     287.4
                                                                                     ---------------------------
Excess of plan assets over projected benefit obligation............................     80.7       2.0       7.1
Unrecognized net (gain) loss from past experience different from
  that assumed and effects of changes in assumptions                                   (33.3)     20.5      18.8
Unrecognized net asset at end of year (amortized over 15 years)....................    (19.1)    (23.1)    (26.4)
                                                                                     ---------------------------
Prepaid (accrued) pension cost included in other assets............................  $  28.3   $   (.6)  $   (.5)
----------------------------------------------------------------------------------------------------------------

     The Company also maintains several unfunded, nonqualified, supplemental executive retirement programs that provide additional defined pension benefits for certain officers. The following table summarizes the status of these supplemental plans.

(In Millions)                                                                             1996     1995     1994
----------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
   of $14.7 million in 1996, $10.4 million in 1995, and
   $5.7 million in 1994............................................................     $(15.3)  $(11.1)  $ (7.2)

Projected benefit obligation for service rendered to date..........................     $(23.8)  $(16.8)  $(11.2)
Plan assets at fair value..........................................................         --       --       --
                                                                                        ------------------------
(Deficiency) of plan assets over projected benefit obligation......................      (23.8)   (16.8)   (11.2)
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions                                       2.5      5.2      1.9

Unrecognized net asset at end of year (amortized over 15 years)....................        1.1      1.3      1.3
                                                                                        ------------------------
Accrued pension cost included in other liabilities.................................     $(20.2)  $(10.3)  $ (8.0)
----------------------------------------------------------------------------------------------------------------

     Net pension cost for all funded and unfunded plans is as follows:

Year Ended December 31 (In Millions)                                                      1996     1995     1994
----------------------------------------------------------------------------------------------------------------
  Service cost-benefits earned during the period...................................     $ 22.5   $ 17.7   $ 20.4
  Interest cost on projected benefit obligation                                           25.7     24.6     21.8
  Actual return on plan assets                                                           (73.3)   (57.3)   (10.9)
  Net amortization and deferral....................................................       38.9     26.1    (18.7)
                                                                                        ------------------------
Net periodic pension benefit cost..................................................     $ 13.8   $ 11.1   $ 12.6
----------------------------------------------------------------------------------------------------------------

                                                         First Bank System, Inc.

     The aggregate disclosures reflect the following weighted average assumptions for the Company and acquired companies that sponsored plans.

                                                                                          1996     1995     1994
----------------------------------------------------------------------------------------------------------------
Weighted average discount rate in determining expense..............................        7.0%     8.0%     7.0%
Weighted average discount rate in determining benefit obligations at year-end......        7.5      7.0      8.0
Expected long-term rate of return..................................................        9.5      9.5      9.5
Rate of increase in future compensation............................................        5.6      5.6      5.6
----------------------------------------------------------------------------------------------------------------

     OTHER POSTRETIREMENT PLANS In addition to providing pension benefits, the Company provides certain health care and death benefits to retired employees. Nearly all employees may become eligible for health care benefits at or after age 55 if they have completed at least five years of service and their age plus years of service is equal to or exceeds 65 while working for the Company.

     The Company subsidizes the cost of coverage for employees who retire before age 65 with at least 10 years of service. The amount of the subsidy is based on the employee's age and service at the time of retirement and remains frozen until the retiree reaches age 65. After age 65 the retiree assumes responsibility for the full cost of the coverage.

     The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company continues to subsidize the coverage for employees over age 65 who retired before a plan change eliminated such subsidy.

     The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees' active service and in prior years funded the postretirement benefit costs as they were incurred. In 1996, the Company funded the tax deductible portion of its outstanding liability. The following table sets forth the plan's funded status recognized in the Company's balance sheet and statement of income at December 31:

Year Ended December 31 (In Millions)                                                      1996     1995     1994
----------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                                               $(48.9)  $(47.9)  $(41.7)
  Fully eligible active plan participants                                                  (2.6)    (2.4)    (3.6)
  Other active plan participants..............................................            (11.7)   (12.2)   (11.3)
                                                                                        -------------------------
   Total accumulated postretirement benefit obligation........................            (63.2)   (62.5)   (56.6)
Plan assets..................................................................               7.1       --       --
                                                                                        -------------------------
   Total unfunded accumulated postretirement benefit obligation...............            (56.1)   (62.5)   (56.6)
Unrecognized net gain from past experience different from that assumed
  and from changes in assumptions                                                          (9.5)    (5.5)   (10.1)
Unrecognized implementation obligation.......................................               4.0      4.2      4.4
                                                                                        -------------------------
Accrued postretirement benefit cost..........................................           $ (61.6) $ (63.8) $ (62.3)
                                                                                        -------------------------
Net periodic postretirement benefit cost includes the following components:
  Service cost-benefits attributed to service during the period                         $   1.3  $   1.1  $   1.4
  Interest cost on accumulated postretirement benefit obligation                            4.5      4.3      4.2
  Net amortization and deferral...............................................               .2      (.1)      .3
                                                                                        -------------------------
Total postretirement benefit cost............................................           $   6.0  $   5.3  $   5.9
-----------------------------------------------------------------------------------------------------------------

First Bank System, Inc.

     In 1996 the assumed annual rates of increase in the cost of health care benefits for participants under 65 and 65 and older, were 9.1 percent and 6.0 percent, respectively. For 1997 the annual rate of increase assumptions are 8.1 percent and 5.5 percent, respectively. Both rates were assumed to decrease gradually to 5.5 percent by 2004 and remain at that level thereafter. Trends in health care costs have a significant effect on the amounts reported. For example, increasing the health care cost trend rate assumptions by 1 percent each year increases the accumulated postretirement benefit obligation as of December 31, 1996, by $6.2 million. In addition, the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended would increase by $.6 million.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent as of December 31, 1996, and
7.0 percent as of December 31, 1995.

STOCK INCENTIVE AND PURCHASE PLANS The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock incentive and purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. On the date exercised, the option proceeds equal to the par value of the shares are credited to common stock and additional proceeds are credited to capital surplus.

     The 1984 Employee Stock Purchase Plan ("ESPP"), as amended in 1989, 1991 and 1996, permits all eligible employees with at least one year of service and directors to purchase common stock. Plan participants can purchase stock for 85 percent to 100 percent of the fair market value, which is based on the price at the beginning or the end of the purchase period, whichever is lower. Any discount is determined by a committee of the Board of Directors. In 1996, the purchase price was 85 percent of fair market value. The plan results in no compensation expense to the Company.

     In April, 1996, the Board of Directors approved the 1996 Stock Incentive Plan ("1996 Plan") which amends and restates the 1991 Stock Incentive Plan and 1994 Stock Incentive Plan. Seventeen million shares are authorized and available for granting awards under the 1996 Stock Incentive Plan (including five million which were previously authorized under the 1991 Stock Incentive plan and five million under the 1994 Stock Incentive Plan). The 1996 Plan, as amended, allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock or stock units ("RSUs"), performance awards, and other stock-based awards at or above 100 percent of the market price at the date of grant. The 1991 Stock Incentive Plan, as amended by the 1996 Plan, also provides automatic grants of stock options to nonemployee directors. The rights of restricted stock and RSU holders to transfer shares are generally limited during the restriction period. At December 31, 1996, there were 2,898,541 shares (subject to adjustment for forfeitures), available for grant under the Plans.

     Options granted are generally exercisable up to 10 years from the date of grant and vest over three to five years. Restricted shares vest over three to seven years. The vesting of certain options and restricted shares are subject to acceleration based on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. For the performance-based restricted shares, compensation expense is amortized using the estimated vesting period. Compensation expense related to the restricted stock was $4.4 million, $3.4 million and $1.5 million in 1996, 1995, and 1994.

                                                         First Bank System, Inc.

     The stock incentive plans of acquired companies were terminated at the respective merger closing dates. Option holders under such plans received the Company's common stock, or options to buy the Company's stock, based on the conversion terms of the various merger agreements. The historical option information presented below has been restated to reflect the options originally granted under the acquired companies' plans.

                                                                                   Weighted       Restricted
                                                                 Options      Average Price           Shares
                                                             Outstanding          Per Share      Outstanding
------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993........................................      4,208,589             $19.47          261,296
Granted:
  Stock options..........................................      6,576,268              29.75               --
  Restricted stock.......................................             --                             192,732
Exercised................................................     (2,052,389)             20.33               --
Canceled/vested..........................................       (340,319)             28.61          (26,084)
                                                           -------------------------------------------------
DECEMBER 31, 1994........................................      8,392,149             $26.70          427,944
Granted:
  Stock options..........................................      2,083,807              45.05               --
  Restricted stock.......................................             --                             149,806
Exercised................................................     (3,545,183)             27.48               --
Canceled/vested..........................................     (1,044,808)             16.43          (22,882)
                                                           -------------------------------------------------
DECEMBER 31, 1995........................................      5,885,965             $34.33          554,868
Granted:
  Stock options..........................................      8,553,170              67.49               --
  Restricted stock.......................................             --                             114,898
FirsTier options converted...............................        270,164              29.42               --
Exercised................................................     (4,356,559)             36.37               --
Canceled/vested..........................................       (137,497)             50.69         (246,917)
                                                           -------------------------------------------------
DECEMBER 31, 1996........................................     10,215,243             $60.99          422,849
------------------------------------------------------------------------------------------------------------

     At December 31, 1996, 1995, and 1994 exercisable options were 2.7 million,
2.9 million, and 3.7 million, and had a weighted average price of $41.50, $31.40, and $28.31. For options outstanding at December 31, 1996, the exercise prices ranged from $8.41 to $73.00, with a weighted average remaining contractual life of 8.5 years.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, "Accounting and Disclosure of Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock option and stock purchase plans ("options") under the fair value method of that Statement. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following weighted average assumptions were used in the valuation model: risk-free interest rates of 6.1 percent and 6.0 percent in 1996 and 1995; dividend yield of 3.0 percent in both 1996 and 1995; stock price volatility factors of .20 and .18 in 1996 and 1995; and, expected life of options of 4 years and 2 years in 1996 and 1995, respectively.

     The pro forma disclosures include options granted in 1996 and 1995 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is amortized to expense over the options' vesting period.

                                                         Year Ended December 31
                                                         ----------------------
(In Millions, Except Per-Share Data)                           1996      1995
-------------------------------------------------------------------------------
Pro forma net income (primary).............................    $719.7    $553.6
Pro forma net income (fully diluted).......................     725.9     561.1
Pro forma earning per share:
  Primary..................................................     $5.24     $4.13
  Fully diluted............................................      5.15      4.06
-------------------------------------------------------------------------------

First Bank System, Inc.

NOTE M  INCOME TAXES

     The components of income tax expense were:

(Dollars in Millions)                                                                      1996     1995    1994
----------------------------------------------------------------------------------------------------------------
FEDERAL:
Current tax........................................................................      $403.4   $234.7  $156.3
Deferred tax provision.............................................................        13.3     68.3     8.3
                                                                                         -----------------------
  Federal income tax...............................................................       416.7    303.0   164.6
                                                                                         -----------------------
STATE:
Current tax........................................................................        41.4     26.3    36.6
Deferred tax (credit) provision....................................................        (3.3)     5.0    (9.4)
                                                                                         -----------------------
  State income tax.................................................................        38.1     31.3    27.2
                                                                                         -----------------------
  Total income tax provision.......................................................      $454.8   $334.3  $191.8
----------------------------------------------------------------------------------------------------------------

  The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

(Dollars in Millions)                                                                      1996     1995    1994
----------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%)........................................................      $418.1   $315.8  $176.9
State income tax, at statutory rates, net of federal tax benefit...................        24.8     20.4    17.7
Tax effect of:
  Tax-exempt interest:
   Loans...........................................................................        (4.5)    (5.1)   (6.0)
   Securities......................................................................        (8.9)    (3.9)   (4.1)
  Amortization of goodwill.........................................................        29.7     12.4    10.3
  Other items......................................................................        (4.4)    (5.3)   (3.0)
                                                                                         -----------------------
Applicable income taxes............................................................      $454.8   $334.3  $191.8
----------------------------------------------------------------------------------------------------------------

     During 1996, the Company received a tax refund of $65 million, including interest, from the State of Minnesota relating to the exemption of interest income received on investments in U.S. government securities for the period 1979 to 1983.

     At December 31, 1996, for income tax purposes, the Company had federal net operating loss carryforwards of $29.5 million available, which expire in year 2009. In addition, the Company had state net operating loss carryforwards of $43.7 million available, primarily in one taxing jurisdiction. These carryforwards expire in years 2006 through 2008.

     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(Dollars in Millions)                                                            1996            1995
-----------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Loan loss reserves..........................................................  $ 186.0         $ 162.2
Real estate and other asset basis differences...............................     78.3            48.1
Postretirement liability....................................................     27.7            25.4
Deferred loan fees..........................................................     21.9             9.1
Alternative minimum tax credit carryforward.................................     11.4            10.5
Federal operating loss carryforward.........................................     10.3            31.0
Contingent liabilities and other miscellaneous accruals.....................     69.3            85.2
                                                                              -----------------------
   Gross deferred tax assets................................................    404.9           371.5

DEFERRED TAX LIABILITIES:
Leasing activities..........................................................    (77.4)          (63.1)
Other investment basis differences..........................................    (17.8)          (22.3)
Accelerated depreciation....................................................    (11.8)            5.0
Accrued severance, pension and retirement benefits..........................     (9.7)            8.8
Adjustment of available-for-sale securities to market value.................     (1.5)          (13.8)
Other deferred liabilities and reserves.....................................    (68.3)          (64.3)
                                                                              -----------------------
   Gross deferred tax liabilities...........................................   (186.5)         (149.7)
Deferred tax assets valuation reserve.......................................     (2.2)           (5.5)
                                                                              -----------------------
NET DEFERRED TAX ASSETS.....................................................  $ 216.2         $ 216.3
-----------------------------------------------------------------------------------------------------

                                                         First Bank System, Inc.

     Realization of the deferred tax asset over time is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. The Company's valuation allowance decreased $3.3 million from December 31, 1995, to December 31, 1996, due to utilization of net operating losses.

NOTE N FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT
       CONCENTRATIONS


In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the financing needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments at December 31, 1996, and 1995, were as follows:

(Dollars in Millions)                                                                           1996            1995
--------------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Commercial...............................................................................  $ 8,944          $7,240
  Corporate and purchasing cards...........................................................   13,820           5,220
  Consumer credit card.....................................................................   10,245           9,247
  Other consumer...........................................................................    3,066           3,264
Letters of credit:
  Standby..................................................................................    1,447           1,412
  Commercial...............................................................................      182             161
Interest rate swap contracts:
  Hedges...................................................................................    2,656           2,839
  Intermediated............................................................................      174             169
Options contracts:
  Hedge interest rate floors purchased.....................................................    1,250           1,250
  Hedge interest rate caps purchased.......................................................      100             200
  Intermediated interest rate and foreign exchange caps and floors purchased...............      122             126
  Intermediated interest rate and foreign exchange caps and floors written.................      122             126
Liquidity support guarantees...............................................................       81             142
Forward contracts..........................................................................       22             294
Commitments to sell loans..................................................................        3             223
Mortgages sold with recourse...............................................................      114             242
Foreign currency commitments:
  Commitments to purchase..................................................................      870             792
  Commitments to sell......................................................................      867             785
--------------------------------------------------------------------------------------------------------------------

First Bank System, Inc.

COMMITMENTS TO EXTEND CREDIT Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company's exposure to credit loss, in the event of default by the borrower. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment, and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company's future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.

LETTERS OF CREDIT Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings, and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, the Company's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount. Management assesses the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable, and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments.

INTEREST RATE OPTIONS AND SWAPS Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates and as an intermediary for customers. At December 31, 1996, and 1995, interest rate swaps totaling $2.7 billion and $2.8 billion, respectively, hedged commercial loans, medium-term notes, subordinated debt, notes, wholesale certificates of deposit, deposit accounts, and savings certificates.

     The Company receives fixed rate interest and pays floating rate interest on all hedges as of December 31, 1996. Activity with respect to interest rate swap hedges was as follows:

(In Millions)                                               1996       1995       1994
--------------------------------------------------------------------------------------
Notional amount outstanding at beginning of year......  $2,838.8   $2,673.8   $3,010.8
Additions.............................................     550.0      625.0    1,275.0
Maturities............................................    (433.0)    (460.0)    (824.1)
Terminations..........................................    (300.0)        --     (787.9)
                                                        ------------------------------
  Notional amount outstanding at end of year..........  $2,655.8   $2,838.8   $2,673.8
--------------------------------------------------------------------------------------

Weighted average interest rates paid..................      5.59%      5.86%      6.09%
Weighted average interest rates received..............      6.51       6.83       6.91
--------------------------------------------------------------------------------------

     For the hedging portfolio's notional balances and yields by maturity date as of year-end 1996, see Table 17 on page 37. For a description of the Company's objectives for using derivative financial instruments, refer to Interest Rate Risk Management on pages 35 through 37. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

     Interest rate caps are also used to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased at December 31, 1996, was $100 million with a 3-month LIBOR strike rate of 6.00 percent. The total notional amount of cap agreements purchased at December 31, 1995, was $200 million with a 3-month LIBOR strike rate of 6.00 percent. The premium on caps is amortized over the life of the contract. The impact of the caps on net interest income was not material for the years ended December 31, 1996, 1995 and 1994.

     At December 31, 1996, and 1995, LIBOR based interest rate floors totaling $950 million with an average remaining maturity of 1.0 years and 2.0 years, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR based floors ranged from 3.25 percent to 4.00 percent at December 31, 1996 and December 31, 1995. At December 31, 1996, and 1995, Constant Maturity Treasury (CMT) interest rate floors totaling $300 million with an average remaining maturity of 18 months and 9 months, respectively,

                                                         First Bank System, Inc.

hedged the repayment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 5.60 percent to 5.70 percent at December 31, 1996, and from 6.25 percent to 6.36 percent at December 31, 1995.

     In addition to utilizing swaps and options as part of its asset/liability management strategy, the Company acts as an intermediary for swap and option agreements on behalf of its customers. To reduce its market risk exposure, the Company enters into generally matching or offsetting positions. The total notional amount of customer swap agreements, including the offsetting positions, was $174 million and $169 million at December 31, 1996, and 1995, respectively. The total notional amount of customer option agreements, including the offsetting positions, was $244 million and $252 million at December 31, 1996, and 1995, respectively.

     Interest rate swap and option contracts will result in gains and losses subsequent to the date of the contract, due to interest rate movements. For customer intermediated swaps and options, the Company records these gains and losses as they occur in trading income. For swaps and options used as hedges, the Company recognizes gains or losses by adjusting interest income or expense over the terms of the hedge. The gain or loss on a terminated hedge is amortized over the life of the original swap or the life of the hedged item, whichever is shorter. The amortization of deferred gains and losses increased net interest income by $2.2 million and $6.3 million during 1996, and 1995, respectively. Unamortized deferred gains were $6.0 million at December 31, 1996. The Company will amortize these net gains through the year 2000.

     The credit risk related to interest rate swap and option agreements is that counterparties may be unable to meet the contractual terms. The Company estimates this risk by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, reported on a net basis by counterparty. At December 31, 1996, and 1995, the gain position of these contracts, in the aggregate, was approximately $48 million and $124 million, respectively.

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

LIQUIDITY SUPPORT GUARANTEES Through liquidity support guarantees, the Company agrees to provide market support for its customers' commercial paper or tax-exempt bonds. These contracts are secured by notes receivable, bonds or private insurance, guaranteeing payment of principal and interest on any unreimbursed funds advanced. Since the conditions that require the Company to fund the guarantees may not occur, total guarantee amounts do not necessarily represent the Company's future funding obligation.

FORWARD CONTRACTS AND COMMITMENTS TO SELL MORTGAGE LOANS Forward contracts are agreements for the delayed delivery of securities or cash settlement money market instruments. The Company enters into these contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 1996, and 1995, forward contracts outstanding were $22 million and $294 million, respectively. At December 31, 1996, net unamortized deferred gains on the forward agreements were not material. The Company manages its credit risk on forward contracts, which arises from nonperformance by counterparties, through credit approval and limit procedures. The Company is committed under agreements to sell mortgage loans pursuant to master delivery commitments. The remaining balance on those commitments was $3 million at December 31, 1996, and $223 million at December 31, 1995.

MORTGAGES SOLD WITH RECOURSE The Company is obligated under recourse provisions related to the sale of certain residential mortgages. The contract amount of these mortgages, excluding the Government National Mortgage Association ("GNMA") agreements, was $114 million at December 31, 1996, and $172 million at December 31, 1995. Mortgages sold with recourse under sale/servicing agreements with GNMA totaled $6 million at December 31, 1996, and $700 million at December 31, 1995. The Company has secondary recourse obligations under these agreements, but the liability is not material.

FOREIGN CURRENCY COMMITMENTS The Company uses foreign currency commitments to help customers reduce the risks associated with changes in foreign currency exchange rates. Through these contracts, the Company exchanges currencies at specified rates on specified dates with various counterparties. The Company minimizes the market and liquidity risks by taking offsetting positions. In addition, the Company controls the market risks by limiting the net exposure through policies, procedures, and monitoring. The Company manages its credit risk, or potential risk of loss from default by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 1996, was not significant.

CREDIT CONCENTRATIONS The Company primarily lends to borrowers in the 11 states where it has banking offices. Approximately 80 percent of the Company's commercial and financial institutions loans were made to borrowers in this operating region representing a diverse range of industries. Collateral may include marketable securities, accounts receivable, inventory, and equipment.

                                                                              61
First Bank System, Inc.

     For detail of the Company's real estate portfolio by property type and geography as of December 31, 1996, and 1995, see Table 8 on page 28. This information is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.

     Approximately 80 percent of the total consumer portfolio consists of loans to customers in the Company's operating region. Residential mortgages, home equity, and auto loans are secured, but other consumer loans are generally not secured. For detail of the Company's consumer loan portfolio referenced here, see Table 7 on page 27 under the category "Consumer" as of December 31, 1996, and 1995, which is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE O  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

CASH AND CASH EQUIVALENTS: The carrying value of cash, federal funds sold, and securities under resale agreements was assumed to approximate fair value.

SECURITIES: Generally, trading securities and available-for-sale securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

LOANS: The loan portfolio consists of both variable and fixed rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows were reduced for estimated historical prepayment experience. Projected cash flows on nonaccrual loans were further reduced by the amount of the estimated losses on the portfolio and discounted over an assumed average remaining life of one to two years.

COMMERCIAL AND FINANCIAL INSTITUTIONS: The fixed rate loans in the commercial and financial institutions portfolio (excluding nonaccrual loans) had a weighted average interest rate of 8.1 percent in 1996 and 8.0 percent in 1995. The weighted average maturity was 1.6 years in 1996 and 1.8 years in 1995. The floating rate loans had a weighted average rate of 7.9 percent in 1996 and 8.2 percent in 1995. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

COMMERCIAL REAL ESTATE AND CONSTRUCTION: The fixed rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of
8.9 percent in 1996 and 1995 and a weighted average contractual remaining maturity of 4.2 years in 1996 and 1995. The floating rate loans (excluding nonaccrual loans) had a weighted average interest rate of 8.4 percent in 1996 and 8.6 percent in 1995. The weighted average contractual remaining maturity was
4.4 years in 1996 and 3.6 years in 1995. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

RESIDENTIAL FIRST MORTGAGES: These loans were segregated into pools of similar coupons and maturities. The pools were matched to similar mortgage-backed securities, and market quotes were obtained. The estimated value also reflects the related fair value of mortgage servicing rights, which was calculated using a discounted cash flow analysis. The fixed rate portion of this portfolio had a weighted average interest rate of 7.8 percent in 1996 and 7.7 percent in 1995. The weighted average contractual remaining maturity was 14.5 years in 1996 and
16.0 years in 1995.

CONSUMER INSTALLMENT: The fair value of the consumer installment portfolio was based on an approach the Company uses in evaluating potential acquisitions. Prepayment assumptions ranging from 20 to 25 percent were applied to scheduled cash flows, based upon the Company's experience. On the fixed rate portion, the weighted average rate was 9.3 percent in 1996 and 8.9 percent in 1995. The weighted average contractual remaining maturity was 2.0 years in 1996 and 1.8 years in 1995. The floating rate portion of the consumer installment portfolio had a weighted average interest rate of 8.2 percent in 1996 and 9.6 percent in 1995.

62                                                      First Bank System, Inc.

REVOLVING HOME EQUITY LINES, SECOND MORTGAGES AND CONSUMER LINES: The fair value of revolving home equity lines, second mortgages, and consumer lines was based on the approach the Company uses in evaluating potential acquisitions of similar portfolios. In 1996, estimated net income adjusted for account attrition was discounted using an estimated cost of capital of 11.3 percent for secured lines and loans and 14.1 percent for unsecured. In 1995, the estimated cost of capital was 12.4 percent for secured and 14.4 percent for unsecured. The home equity lines had a weighted average interest rate of 9.4 percent in 1996 and 10.0 percent in 1995, with a weighted average life of 4.1 years in 1996 and 5.0 years in 1995. Fixed rate second mortgages had a weighted average interest rate of 9.8 percent in 1996 and 9.6 percent in 1995. The weighted average contractual remaining maturity was 3.6 years in 1996 and 3.1 years in 1995. Retail credit cards had a weighted average interest rate of 11.4 percent in 1996 and 12.6 percent in 1995, with an estimated weighted average life of 4.4 years in 1996 and 6.0 years in 1995. Other revolving lines had a weighted average interest rate of 10.8 percent in 1996 and 12.6 percent in 1995, with an estimated weighted average life of 6.6 years in 1996 and 7.8 years in 1995.

CORE DEPOSIT INTANGIBLE: Core deposits provide a stable, low-cost source of funds that can be invested to earn a return that exceeds their cost. The fair value of the Company's core deposit intangible was calculated using a discounted cash flow model that estimates the present value of the difference between the ongoing cost of the core deposits and alternative funds at current market rates. This is the same method the Company uses in calculating the value of the core deposit intangible of an acquired bank.

DEPOSIT LIABILITIES: The fair value of demand deposits, savings accounts, and certain money market deposits is equal to the amount payable on demand at year-end. Fair values for fixed rate certificates of deposits were estimated using a discounted cash flow analysis based on the discount rates of the high-grade corporate bond yield curve. The weighted average interest rate for the certificates of deposits was 5.7 percent in 1996 and 1995 and the weighted average maturity was 1.1 years in 1996 and 1.2 years in 1995.

SHORT-TERM BORROWINGS: Federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings are at variable rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT: Medium-term notes, Federal Home Loan Bank Advances, capital lease obligations, and mortgage note obligations totaled $2,273 million in 1996 and $2,067 million in 1995. Their estimated fair value was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. The weighted average interest rate was
6.0 percent in 1996 and 1995, with a weighted average contractual remaining maturity of 3.2 years in 1996 and 2.1 years in 1995. Other long-term debt instruments were valued using available market quotes.

LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES: The Company's commitments have variable rates and do not expose the Company to interest rate risk. No premium or discount was ascribed to the loan commitments because virtually all funding would be at current market rates.

INTEREST RATE SWAPS, OPTIONS, FLOORS, AND CAPS: The interest rate options and swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Eurodollar future, and Treasury Note yield curves.

First Bank System, Inc.                                                      63

The estimated fair values of the Company's financial instruments are shown in the table below.

                                                                                      1996                      1995
                                                                            -----------------------------------------------
                                                                               Carrying         Fair    Carrying      Fair
(Dollars in Millions)                                                           Amount         Value     Amount       Value
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Cash and due from banks...............................................      $  2,413         $ 2,413   $ 1,837     $ 1,837
 Federal funds sold and resale agreements..............................           827             827       265         265
 Trading account securities............................................           146             146        86          86
 Available-for-sale securities.........................................         3,555           3,555     3,256       3,256
 Loans:
  Commercial:
   Commercial..........................................................         9,456           9,731     8,271       8,523
   Financial institutions..............................................           905             833     1,060       1,015
   Commercial real estate and construction.............................         3,744           4,023     3,187       3,531
  Consumer:
   Residential mortgage................................................         3,019           3,009     4,655       4,742
   Residential mortgage held for sale..................................            42              42       257         257
   Home equity and second mortgage.....................................         3,263           3,367     2,805       2,909
   Credit card and revolving lines.....................................         3,595           3,759     3,343       3,586
   Other consumer installment..........................................         3,104           3,104     2,822       2,828
  Allowance for credit losses..........................................          (517)             --      (474)         --
                                                                            -----------------------------------------------
   Total loans.........................................................        26,611          27,868    25,926      27,391
                                                                            -----------------------------------------------
   Total financial assets..............................................        33,552          34,809    31,370      32,835

NONFINANCIAL ASSETS:
 Core deposit intangible...............................................           108             383        77         269
 Mortgage servicing portfolio..........................................             2               3        40         148
                                                                            -----------------------------------------------
   Total...............................................................        33,662         $35,195    31,487     $33,252
                                                                                          -----------            ----------
Other assets...........................................................         2,827                     2,387
                                                                            ---------                 ---------
   Total Assets........................................................      $ 36,489                   $33,874
                                                                            ---------                 ---------
FINANCIAL LIABILITIES:
 Deposits:
  Noninterest-bearing..................................................      $  7,871         $ 7,871   $ 6,357     $ 6,357
  Interest-bearing checking and other savings..........................         8,962           8,962     8,399       8,399
  Savings certificates and certificates > $100,000.....................         7,546           7,507     7,758       7,799
                                                                            -----------------------------------------------
   Total deposits......................................................        24,379          24,340    22,514      22,555
 Federal funds purchased...............................................         1,204           1,204     2,000       2,000
 Securities sold under agreements to repurchase........................           819             819       269         274
 Other short-term funds borrowed.......................................         2,074           2,074     2,116       2,116
 Long-term debt........................................................         3,553           3,596     3,201       3,267
 Company-obligated mandatorily redeemable
  capital securities of FBS Capital I..................................           300             314        --          --
                                                                            -----------------------------------------------
   Total financial liabilities.........................................        32,329         $32,347    30,100     $30,212
                                                                                          -----------            ----------
NONFINANCIAL LIABILITIES...............................................         1,107                     1,049

SHAREHOLDERS' EQUITY...................................................         3,053                     2,725
                                                                            ---------                 ---------
   Total Liabilities and Shareholders' Equity..........................      $ 36,489                   $33,874
                                                                            ---------                 ---------
Off-Balance Sheet Financial Instruments:
 Unrecognized gain on interest rate swaps and options..................           N/A         $    22       N/A     $   101
 Unrecognized loss on interest rate swaps and options..................           N/A              --       N/A          --
 Loan commitments......................................................           N/A              --       N/A          --
 Letters of credit.....................................................           N/A              --       N/A          --
---------------------------------------------------------------------------------------------------------------------------

64                                              First Bank System, Inc.

NOTE P  COMMITMENTS AND CONTINGENT LIABILITIES

Rental expense for operating leases amounted to $68.1 million in 1996, $61.2 million in 1995, and $77.5 million in 1994. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1996:

                                               Capitalized     Operating
(In Millions)                                     Leases         Leases
------------------------------------------------------------------------
1997............................................. $ 13.2         $ 62.5
1998.............................................    6.2           57.1
1999.............................................    6.2           52.4
2000.............................................    6.2           46.5
2001.............................................    6.2           47.0
Thereafter.......................................   66.0          289.9
                                                  ---------------------
Total minimum lease payments.....................  104.0         $555.4
                                                                -------

Less amount representing interest................   51.2
                                                  --------

Present value of net minimum lease payments...... $ 52.8
------------------------------------------------------------------------

     A wholly-owned subsidiary of First Bank National Association (the "Bank") is a partner in a joint venture that owns and operates a twin-tower office complex known as Pilsbury Center. The Bank and the Parent Company have long-term agreements to occupy space in one of the towers. Approximately two-thirds of the space has been sublet for the remaining life of the long-term lease obligation and the remaining space has been sublet through the year 2001. The unamortized portion of the capitalized lease was $22.4 million at December 31, 1996 and $22.7 million at December 31, 1995. Minimum annual payments required under the leases are approximately $2.7 million.
     Various legal proceedings are currently pending against the Company. Due to their complex nature, it may be years before some matters are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse affect on the Company's financial position, liquidity or results of operations.

NOTE Q  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET - Time certificates of deposit in denominations of $100,000 or more totaled $866 million and $900 million at December 31, 1996, and 1995, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS - Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

Year Ended December 31 (In Millions)                                                  1996        1995         1994
----------------------------------------------------------------------------------------------------------------------
Income taxes paid.............................................................    $   316.1     $  253.8    $   155.6
Interest paid.................................................................      1,098.6      1,072.8        833.1
Net noncash transfers to foreclosed property..................................         23.2         19.5         41.4
Change in unrealized gain (loss) on available-for-sale securities,
 net of taxes of $12.2 in 1996, $79.2 in 1995 and $89.6 in 1994...............        (20.0)       128.9       (144.4)
                                                                                -------------------------------------
Cash acquisitions of businesses:
 Fair value of noncash assets acquired........................................    $    38.3     $  120.2    $   805.9
 Liabilities assumed..........................................................           --         (2.7)      (698.7)
                                                                                -------------------------------------
  Net.........................................................................    $    38.3     $  117.5    $   107.2
                                                                                -------------------------------------
Stock acquisitions of businesses:
 Fair value of noncash assets acquired........................................    $ 3,627.9     $  746.9    $ 1,805.8
 Net cash acquired............................................................        116.5         55.4         74.5
 Liabilities assumed..........................................................     (3,032.2)      (696.7)    (1,648.0)
                                                                                -------------------------------------
  Net value of common stock issued............................................    $   712.2     $  105.6    $   232.3
---------------------------------------------------------------------------------------------------------------------

REGULATORY CAPITAL - The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the "well capitalized" designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 1996 for the Company and its bank and thrift subsidiaries, see Tables 18 and 19 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

First Bank System, Inc.                                                      65

NOTE R  FIRST BANK SYSTEM, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31 (In Millions)                                                                          1996         1995
---------------------------------------------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary banks, principally interest-bearing..............................  $    343         $   244
Available-for-sale securities.............................................................        60             209
Investments in:
   Bank and thrift affiliates.............................................................     3,370           2,940
   Nonbank affiliates.....................................................................       402             115
Advances to:
   Bank and thrift affiliates.............................................................       528             372
   Nonbank affiliates.....................................................................       102              61
Other assets..............................................................................       277             382
                                                                                            -------------------------
     Total assets.........................................................................  $  5,082         $ 4,323
                                                                                            -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed.................................................................  $     --         $    21
Advances from subsidiaries................................................................       334              40
Long-term debt............................................................................     1,170           1,326
Company-obligated mandatorily redeemable capital securities of FBS Capital I..............       300              --
Other liabilities.........................................................................       225             211
Shareholders' equity......................................................................     3,053           2,725
                                                                                            ------------------------
     Total liabilities and shareholders' equity...........................................  $  5,082         $ 4,323
--------------------------------------------------------------------------------------------------------------------


CONDENSED STATEMENT OF INCOME

Year Ended December 31 (In Millions)                                                            1996            1995      1994
-------------------------------------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $526.1, $613.7
  and $447.9 from bank and thrift subsidiaries)...........................................  $  572.9         $ 633.2   $ 480.9
Interest from subsidiaries................................................................      51.9            40.3      19.0
Service and management fees from subsidiaries.............................................      92.0            88.2     103.4
Other income..............................................................................     256.6            25.4      23.7
                                                                                            -----------------------------------
    Total income..........................................................................     973.4           787.1     627.0

EXPENSES
Interest on short-term funds borrowed.....................................................       3.7             3.0       2.8
Interest on long-term debt................................................................      81.7            80.5      55.0
Interest on Company-obligated mandatorily redeemable capital securities of FBS Capital I..       2.3              --        --
Operating expenses paid to subsidiaries...................................................       7.9             8.4       8.3
Other expenses............................................................................     110.3           103.3     193.3
                                                                                            -----------------------------------
    Total expenses........................................................................     205.9           195.2     259.4
                                                                                            -----------------------------------
Income before income taxes and equity in undistributed income of subsidiaries.............     767.5           591.9     367.6
Income tax expense (credit)...............................................................      71.4           (20.2)    (41.4)
                                                                                            -----------------------------------
Income of parent company..................................................................     696.1           612.1     409.0
Equity (deficiency) in undistributed income of subsidiaries:
  Bank and thrift affiliates..............................................................      60.5           (44.4)    (81.5)
  Nonbank affiliates......................................................................     (16.8)             .4     (22.5)
                                                                                            -----------------------------------
                                                                                                43.7           (44.0)   (104.0)
                                                                                            -----------------------------------
    Net income............................................................................  $  739.8         $ 568.1   $ 305.0
-------------------------------------------------------------------------------------------------------------------------------

                                                         First Bank System, Inc.

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31 (In Millions)                                                            1996            1995      1994
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income................................................................................. $  739.8         $ 568.1   $ 305.0
Adjustments to reconcile net income to net cash
    provided by operating activities:
  (Equity) deficiency in undistributed income of subsidiaries..............................    (43.7)           44.0     104.0
  (Gains) losses on available-for-sale securities..........................................    (31.3)             .4        .5
  Decrease (increase) in accrued receivables, net..........................................    119.2           (36.0)     46.1
  Increase (decrease) in accrued liabilities, net..........................................     19.4          (114.1)    (21.4)
  Amortization of goodwill and other intangibles...........................................      2.7             5.6       5.5
  Deferred tax (credit) provision..........................................................     (9.3)           37.8      27.5
  Provision for merger and integration.....................................................       --              --      72.8
  Other - net..............................................................................     34.0             (.2)    (38.6)
                                                                                            -----------------------------------
    Net cash provided by operating activities..............................................    830.8           505.6     501.4

INVESTING ACTIVITIES
Securities transactions:
  Sales and maturities.....................................................................    158.5            88.5      20.4
  Purchases................................................................................     (2.7)         (126.9)    (47.1)
Investments in subsidiaries................................................................   (315.8)         (121.9)    (83.7)
Equity distributions from subsidiaries.....................................................    323.0           150.0     235.0
Net (increase) decrease in short-term advances to affiliates...............................    (54.7)           52.3     (50.0)
Long-term advances made to affiliates......................................................   (150.0)         (259.7)       --
Principal collected on long-term advances made to affiliates...............................     10.0            25.2        .3
Other - net................................................................................    (11.1)            5.6     (31.6)
                                                                                            -----------------------------------
    Net cash (used) provided by investing activities.......................................    (42.8)         (186.9)     43.3

FINANCING ACTIVITIES
Net decrease in short-term advances from subsidiaries......................................    (17.1)          (27.7)    (27.2)
Net (decrease) increase in short-term funds borrowed.......................................    (12.1)           14.8       2.1
Proceeds from long-term advances from subsidiaries.........................................    309.3              --        --
Proceeds from long-term debt...............................................................     84.0           654.1     405.1
Principal payments on long-term debt.......................................................   (248.9)         (424.7)   (145.1)
Issuance of Company-obligated mandatorily redeemable capital securities of FBS Capital I...    300.0              --        --
Redemption of preferred stock..............................................................       --           (13.2)   (167.0)
Proceeds from dividend reinvestment, stock option, and
  stock purchase plans.....................................................................     69.1            67.7      40.3
Purchase of treasury stock and stock warrants..............................................   (939.5)         (545.2)   (245.8)
Stock warrants exercised...................................................................       --              .3       7.9
Cash dividends.............................................................................   (233.9)         (199.2)   (168.6)
                                                                                            -----------------------------------
    Net cash used by financing activities..................................................   (689.1)         (473.1)   (298.3)
                                                                                            -----------------------------------
    Change in cash and cash equivalents....................................................     98.9          (154.4)    246.4
Cash and cash equivalents at beginning of year.............................................    243.8           398.2     151.8
                                                                                            -----------------------------------
    Cash and cash equivalents at end of year............................................... $  342.7         $ 243.8   $ 398.2
-------------------------------------------------------------------------------------------------------------------------------

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

     Dividend payments to the Company by its subsidiary banks and thrift are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years or if the bank's retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency's minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval except one bank, which bank represented three percent of total assets at December 31, 1996.

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

First Bank System, Inc.                                                       67

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

/s/ Richard A. Zona

Richard A. Zona
Vice Chairman-Finance


                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
First Bank System, Inc.

We have audited the accompanying consolidated balance sheets of First Bank System, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Bank System, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Ernest & Young LLP

Minneapolis, Minnesota
January 9, 1997

68                                                       First Bank System, Inc.

                CONSOLIDATED BALANCE SHEET -- FIVE-YEAR SUMMARY

                                                                                                                % Change
December 31 (Dollars In Millions)                       1996        1995        1994        1993        1992   1995-1996
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................    $ 2,413     $ 1,837     $ 1,707     $ 1,767     $ 2,011        31.4%
Federal funds sold and resale agreements.........        827         265         471       1,338       1,710           *
Interest-bearing deposits with banks.............         --          --          28          82         484           *
Trading account securities.......................        146          86          77          55          94        69.8
Securities held for sale.........................         --          --          --          --         295           *
Securities:
   U.S. Treasury.................................        545         925       1,113       1,554       1,827       (41.1)
   Mortgage-backed...............................      2,464       1,693       3,297       2,861       3,196        45.5
   State and political...........................        465         179         181         196         188           *
   U.S. agencies and other.......................         81         459         594         419         586       (82.4)
                                                    --------------------------------------------------------
     Total securities............................      3,555       3,256       5,185       5,030       5,797         9.2
Loans............................................     27,128      26,400      24,556      23,497      20,692         2.8
   Less allowance for credit losses..............        517         474         475         466         484         9.1
                                                    --------------------------------------------------------
     Net loans...................................     26,611      25,926      24,081      23,031      20,208         2.6
Other assets.....................................      2,937       2,504       2,579       2,067       2,159        17.3
                                                    --------------------------------------------------------
      Total assets...............................    $36,489     $33,874     $34,128     $33,370     $32,758         7.7%
                                                    --------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing...........................    $ 7,871     $ 6,357     $ 5,933     $ 7,743     $ 6,243        23.8%
   Interest-bearing..............................     16,508      16,157      18,323      18,643      20,152         2.2
                                                    --------------------------------------------------------
     Total deposits..............................     24,379      22,514      24,256      26,386      26,395         8.3
Short-term borrowings............................      4,097       4,385       3,226       1,334       1,540        (6.6)
Long-term debt...................................      3,553       3,201       2,981       2,070       1,151        11.0
Company-obligated mandatorily redeemable capital
   securities of FBS Capital I...................        300          --          --          --          --           *
Other liabilities................................      1,107       1,049       1,053         836         927         5.5
                                                    --------------------------------------------------------
     Total liabilities...........................     33,436      31,149      31,516      30,626      30,013         7.3
Shareholders' equity.............................      3,053       2,725       2,612       2,744       2,745        12.0
                                                    --------------------------------------------------------
     Total liabilities and shareholders' equity..    $36,489     $33,874     $34,128     $33,370     $32,758         7.7%
-------------------------------------------------------------------------------------------------------------------------

*Not meaningful

First Bank System, Inc.

             CONSOLIDATED STATEMENT OF INCOME -- FIVE-YEAR SUMMARY


                                                                                                                %   Change
Year Ended December 31 (In Millions)                          1996      1995      1994       1993      1992  1995-1996
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................  $2,339.3  $2,273.4  $1,914.7   $1,730.7  $1,687.2        2.9%
Securities:
  Taxable...................................................     241.5     226.0     327.9      352.1     336.5        6.9
  Exempt from federal income taxes..........................      25.5      11.2      12.0       14.6      12.0          *
Other interest income.......................................      47.6      34.6      33.5       37.1      70.4       37.6
                                                              -------------------------------------------------
  Total interest income.....................................   2,653.9   2,545.2   2,288.1    2,134.5   2,106.1        4.3

INTEREST EXPENSE
Deposits....................................................     673.1     706.7     597.3      648.3     797.7       (4.8)
Federal funds purchased and repurchase agreements...........     122.4     118.1     103.1       31.8      37.1        3.6
Other short-term funds borrowed.............................     120.4      90.2      20.4       20.1      17.1       33.5
Long-term debt..............................................     202.7     190.0     147.9       96.1     101.2        6.7
Company-obligated mandatorily redeemable
  capital securities of FBS Capital I.......................       2.3        --        --         --        --          *
                                                              -------------------------------------------------
  Total interest expense....................................   1,120.9   1,105.0     868.7      796.3     953.1        1.4
                                                              -------------------------------------------------
Net interest income.........................................   1,533.0   1,440.2   1,419.4    1,338.2   1,153.0        6.4
Provision for credit losses (1994 and 1992 include $16.5
  and $13.6, respectively, in merger-related provisions)....     136.0     115.0     123.6      133.1     191.7       18.3
                                                              -------------------------------------------------
Net interest income after provision for credit losses.......   1,397.0   1,325.2   1,295.8    1,205.1     961.3        5.4

NONINTEREST INCOME
Credit card fees............................................     292.6     232.7     179.0      137.1     116.9       25.7
Trust fees..................................................     230.7     175.3     159.2      146.1     127.8       31.6
Service charges on deposit accounts.........................     141.5     123.7     127.3      126.0     114.8       14.4
Investment products fees and commissions....................      33.4      27.6      29.6       24.3      21.8       21.0
Securities gains (losses)...................................      15.0        --    (115.0)        .3      46.3          *
Termination fee.............................................     190.0        --        --         --        --          *
State income tax refund.....................................      65.0        --        --         --        --          *
Gain on sale of mortgage banking operations.................      45.8        --        --         --        --          *
Gain on sale of branches....................................        --      31.0        --         --        --          *
Other.......................................................     171.7     192.8     178.8      185.1     186.1      (10.9)
                                                              -------------------------------------------------
  Total noninterest income..................................   1,185.7     783.1     558.9      618.9     613.7       51.4

NONINTEREST EXPENSE
Salaries....................................................     465.6     441.0     450.7      439.8     426.3        5.6
Employee benefits...........................................     105.0      96.4     105.7       99.1      94.9        8.9
Goodwill and other intangible assets........................     106.5      57.1      50.4       41.3      34.0       86.5
Net occupancy...............................................      98.5      98.6     103.8      109.7      97.7        (.1)
Furniture and equipment.....................................      89.0      94.2      88.3       80.7      72.7       (5.5)
Other personnel costs.......................................      55.8      40.9      35.7       31.0      23.3       36.4
Professional services.......................................      39.9      36.9      38.5       41.5      43.8        8.1
Advertising and marketing...................................      35.4      32.0      35.5       25.6      26.7       10.6
FDIC insurance..............................................      11.4      35.8      58.4       57.5      51.5      (68.2)
SAIF special assessment.....................................      51.0        --        --         --        --          *
Merger, integration, and resizing...........................      69.9        --      66.2       72.2      84.0          *
Merger-related severance....................................        --        --      56.5         --        --          *
Other (1992 includes $26.4 in merger-related other
  real estate expense)......................................     260.1     273.0     259.7      266.3     291.4       (4.7)
                                                              -------------------------------------------------
  Total noninterest expense.................................   1,388.1   1,205.9   1,349.4    1,264.7   1,246.3       15.1
                                                              -------------------------------------------------
Income from continuing operations before income taxes
 and cumulative effect of changes in accounting principles..   1,194.6     902.4     505.3      559.3     328.7       32.4
Applicable income taxes.....................................     454.8     334.3     191.8      198.6     115.7       36.0
                                                              -------------------------------------------------
Income from continuing operations before cumulative
  effect of changes in accounting principles................     739.8     568.1     313.5      360.7     213.0       30.2
Income (loss) from discontinued operations..................        --        --      (8.5)       2.5       2.7          *
                                                              -------------------------------------------------
Income before cumulative effect of changes in
  accounting principles.....................................     739.8     568.1     305.0      363.2     215.7       30.2
Cumulative effect of changes in accounting principles.......        --        --        --         --     233.2          *
                                                              -------------------------------------------------
Net income..................................................  $  739.8  $  568.1  $  305.0   $  363.2  $  448.9       30.2%
                                                              -------------------------------------------------
Net income applicable to common equity......................  $  733.6  $  560.6  $  292.4   $  334.0  $  417.3       30.9%
--------------------------------------------------------------------------------------------------------------------------

*Not meaningful

                                                         First Bank System, Inc.

                     QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                          1996                            1995
                                                         -----------------------------------------------------------------------
                                                          Fourth    Third   Second    First   Fourth    Third   Second    First
(In Millions, Except Per Share Data)                     Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans..................................................  $ 594.5  $ 588.1  $ 582.0  $ 574.7  $ 580.4  $ 573.8  $ 572.0  $ 547.2
Securities:
  Taxable..............................................     54.8     59.3     63.6     63.8     50.8     52.6     56.1     66.5
  Exempt from federal income taxes.....................      6.4      6.8      7.4      4.9      2.8      2.8      2.8      2.8
Other interest income..................................     12.3     12.4     11.7     11.2      8.2      8.3      9.0      9.1
                                                         ----------------------------------------------------------------------
  Total interest income................................    668.0    666.6    664.7    654.6    642.2    637.5    639.9    625.6

INTEREST EXPENSE
Deposits...............................................    166.0    169.2    170.9    167.0    168.5    173.0    186.8    178.4
Federal funds purchased and repurchase agreements......     31.8     31.6     27.6     31.4     30.5     24.8     31.9     30.9
Other short-term funds borrowed........................     30.6     29.2     28.5     32.1     33.4     34.6     15.7      6.5
Long-term debt.........................................     51.1     50.7     51.4     49.5     49.5     48.0     46.0     46.5
Company-obligated mandatority redeemable capital
  securities of FBS Capital I..........................      2.3       --       --       --       --       --       --       --
                                                         ----------------------------------------------------------------------
  Total interest expense...............................    281.8    280.7    278.4    280.0    281.9    280.4    280.4    262.3
                                                         ----------------------------------------------------------------------
Net interest income....................................    386.2    385.9    386.3    374.6    360.3    357.1    359.5    363.3
Provision for credit losses............................     35.0     35.0     35.0     31.0     31.0     31.0     27.0     26.0
                                                         ----------------------------------------------------------------------
Net interest income after provision for credit losses..    351.2    350.9    351.3    343.6    329.3    326.1    332.5    337.3

NONINTEREST INCOME
Credit card fees.......................................     76.8     79.5     73.5     62.8     61.7     62.7     56.7     51.6
Trust fees.............................................     58.9     57.1     58.5     56.2     47.8     42.8     43.0     41.7
Service charges on deposit accounts....................     36.0     36.9     34.7     33.9     30.4     30.9     30.3     32.1
Investment products fees and commissions...............      8.8      7.4      8.7      8.5      7.6      7.8      6.7      5.5
Securities gains.......................................       --       --       .4     14.6       --       --       --       --
Termination fee........................................       --       --     75.0    115.0       --       --       --       --
State income tax refund................................       --       --     65.0       --       --       --       --       --
Gain on sale of mortgage banking operations............       --       --       --     45.8       --       --       --       --
Gain on sale of branches...............................       --       --       --       --       --     31.0       --       --
Other..................................................     41.5     39.4     44.1     46.7     49.8     41.3     53.0     48.7
                                                         ----------------------------------------------------------------------
  Total noninterest income.............................    222.0    220.3    359.9    383.5    197.3    216.5    189.7    179.6

NONINTEREST EXPENSE
Salaries...............................................    114.3    113.4    114.5    123.4    111.1    108.0    109.8    112.1
Employee benefits......................................     24.2     25.5     26.4     28.9     20.4     22.1     25.4     28.5
Goodwill and other intangible assets...................     19.6     19.6     19.9     47.4     14.9     13.9     14.2     14.1
Net occupancy..........................................     24.3     24.2     24.2     25.8     24.3     24.3     24.3     25.7
Furniture and equipment................................     22.0     21.1     22.1     23.8     22.4     23.5     24.8     23.5
Other personnel costs..................................     15.4     16.7     14.0      9.7     12.5     11.0      9.8      7.6
Professional services..................................     12.4      8.3     10.9      8.3     11.3      8.5     10.5      6.6
Advertising and marketing..............................      9.3      9.1     10.2      6.8      8.1      8.4      9.2      6.3
FDIC insurance.........................................       .8      3.5      3.6      3.5      5.6      2.8     13.8     13.6
SAIF special assessment................................       --     51.0       --       --       --       --       --       --
Merger, integration, and resizing......................       --       --       --     69.9       --       --       --       --
Other..................................................     59.7     63.1     60.4     76.9     56.7     88.6     61.4     66.3
                                                         ----------------------------------------------------------------------
  Total noninterest expense............................    302.0    355.5    306.2    424.4    287.3    311.1    303.2    304.3
                                                         ----------------------------------------------------------------------
Income before income taxes.............................    271.2    215.7    405.0    302.7    239.3    231.5    219.0    212.6
Applicable income taxes................................     99.8     78.2    150.9    125.9     88.6     85.8     81.1     78.8
                                                         ----------------------------------------------------------------------
Net income.............................................  $ 171.4  $ 137.5  $ 254.1  $ 176.8  $ 150.7  $ 145.7  $ 137.9  $ 133.8
                                                         ----------------------------------------------------------------------
Net income applicable to common equity.................  $ 170.1  $ 135.9  $ 252.5  $ 175.1  $ 148.8  $ 143.9  $ 136.0  $ 131.9
                                                         ----------------------------------------------------------------------
Primary net income per common share....................  $  1.26  $   .99  $  1.81  $  1.28  $  1.14  $  1.08  $  1.00  $   .97
Fully diluted net income per common share..............  $  1.24  $   .98  $  1.78  $  1.26  $  1.12  $  1.06  $   .99  $   .96

SELECTED AVERAGE BALANCES
Loans..................................................  $27,189  $26,771  $26,932  $26,329  $26,022  $25,536  $25,364  $24,592
Earning assets.........................................   31,840   31,698   32,105   31,371   29,904   29,480   29,559   29,466
Total assets...........................................   35,573   35,367   35,922   35,044   33,160   32,768   32,905   32,702
Deposits...............................................   23,276   23,410   24,041   23,047   21,995   22,107   23,181   23,575
Long-term debt.........................................    3,437    3,397    3,462    3,264    3,146    2,892    2,876    2,935
Common equity..........................................    3,066    3,110    3,132    3,032    2,640    2,693    2,670    2,531
-------------------------------------------------------------------------------------------------------------------------------

First Bank System, Inc.

             CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED

Year ended December 31                                                 1996                                   1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Interest                               Interest
                                                                                      Yields                                 Yields
(Dollars In Millions)                                     Balance     Interest     and Rates     Balance     Interest     and Rates
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
  U.S. Treasury........................................    $   688     $   42.5          6.18%    $   973     $   60.6         6.23%
  Mortgage-backed......................................      2,636        183.3          6.95       1,989        135.5         6.81
  State and political..................................        462         40.3          8.72         176         18.6        10.57
  U.S. agencies and other..............................        234         14.3          6.11         474         28.3         5.97
                                                         ----------------------                 ----------------------
    Total securities...................................      4,020        280.4          6.98       3,612        243.0         6.73
Unrealized loss on available-for-sale securities.......        (12)                                   (45)
                                                         ---------                              ---------
    Net securities.....................................      4,008                                  3,567
Trading account securities.............................         94          5.1          5.43          92          5.0         5.43
Federal funds sold and resale agreements...............        503         26.5          5.27         280         16.2         5.79
Loans:
  Commercial:
    Commercial.........................................      9,264        735.0          7.93       8,013        687.8         8.58
    Financial institutions.............................        943         39.0          4.14         774         31.7         4.10
    Real estate:
       Commercial mortgage.............................      3,001        268.0          8.93       2,474        223.4         9.03
       Construction....................................        515         46.1          8.95         358         33.7         9.41
                                                         ----------------------                 ----------------------
       Total commercial................................     13,723      1,088.1          7.93      11,619        976.6         8.41
  Consumer:
    Residential mortgage...............................      3,398        265.5          7.81       4,904        371.9         7.58
    Residential mortgage held for sale.................        127          9.3          7.32         265         20.3         7.66
    Home equity and second mortgage....................      3,034        291.0          9.59       2,620        253.5         9.68
    Credit card........................................      2,654        300.6         11.33       2,341        290.5        12.41
    Other..............................................      3,870        391.9         10.13       3,634        368.5        10.14
                                                         ----------------------                 ----------------------
       Total consumer..................................     13,083      1,258.3          9.62      13,764      1,304.7         9.48
                                                         ----------------------                 ----------------------
       Total loans.....................................     26,806      2,346.4          8.75      25,383      2,281.3         8.99
  Allowance for credit losses..........................        522                                    473
                                                         ---------                              ---------
    Net loans..........................................     26,284                                 24,910
Other earning assets...................................        331         16.1          4.86         236         13.5         5.72
                                                         ----------------------                 ----------------------
       Total earning assets*...........................     31,754      2,674.5          8.42      29,603      2,559.0         8.64
Cash and due from banks................................      1,815                                  1,664
Other assets...........................................      2,442                                  2,137
                                                         ---------                              ---------
       Total assets....................................    $35,477                                $32,886
                                                         ---------                              ---------
LIABILITIES and SHAREHOLDERS' EQUITY
Noninterest-bearing deposits...........................    $ 6,466                                $ 5,584
Interest-bearing deposits:
    Interest checking..................................      2,974         39.8          1.34       2,825         44.5         1.58
    Money market accounts..............................      4,277        153.5          3.59       3,858        145.3         3.77
    Other savings accounts.............................      1,635         34.8          2.13       1,712         42.1         2.46
    Savings certificates...............................      7,230        392.0          5.42       7,669        404.8         5.28
    Certificates over $100,000.........................        861         53.0          6.16       1,060         70.0         6.60
                                                         ----------------------                 ----------------------
       Total interest-bearing deposits.................     16,977        673.1          3.96      17,124        706.7         4.13
Short-term borrowings..................................      4,278        242.8          5.68       3,440        208.3         6.06
Long-term debt.........................................      3,393        202.7          5.97       2,963        190.0         6.41
Company-obligated mandatorily redeemable
  capital securities of FBS Capital I..................         29          2.3          8.09          --           --           --
                                                         ----------------------                 ----------------------
       Total interest-bearing liabilities..............     24,677      1,120.9          4.54      23,527      1,105.0         4.70
Other liabilities......................................      1,159                                  1,036
Preferred equity.......................................         90                                    105
Common equity..........................................      3,092                                  2,664
Unrealized loss on available-for-sale
  securities, net of tax...............................         (7)                                   (30)
                                                         ---------                              ---------
       Total liabilities and shareholders' equity......    $35,477                                $32,886
                                                         ---------                              ---------
Net interest income....................................                $1,553.6                               $1,454.0
                                                                      ---------                              ---------
Gross interest margin..................................                                  3.88%                                 3.94%
                                                                                      --------                              --------

Gross interest margin without taxable-equivalent
  increments...........................................                                  3.82%                                 3.90%
                                                                                      --------                              --------

PERCENT OF EARNING ASSETS
Interest income........................................                                  8.42%                                 8.64%

Interest expense.......................................                                  3.53                                  3.73
                                                                                      --------                              --------

    Net interest margin................................                                  4.89                                  4.91
                                                                                      --------                              --------

Net interest margin without taxable-equivalent
   increments..........................................                                  4.83%                                 4.87%

------------------------------------------------------------------------------------------------------------------------------------


Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent for 1996, 1995, 1994 and 1993 and 34 percent for 1992. Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
* Before deducting the allowance for credit losses and excluding the unrealized loss on available-for-sale securities.
**Not meaningful

                                                         First Bank System, Inc.

                   YIELDS AND RATES

                       1994                                   1993                                1992                     1995-1996
------------------------------------------------------------------------------------------------------------------------------------
                                   Interest                               Interest                             Interest     % Change
                                     Yields                                 Yields                               Yields      Average
         Balance     Interest     and Rates     Balance     Interest     and Rates   Balance     Interest     and Rates      Balance
------------------------------------------------------------------------------------------------------------------------------------
         $ 1,574     $   82.8          5.26%    $ 1,797     $  101.5          5.65%  $ 1,557     $   98.2          6.31%     (29.3)%
           3,288        208.7          6.35       3,323        207.8          6.25     2,673        207.3          7.76       32.5
             188         20.0         10.64         202         22.4         11.09       153         18.1         11.83         **
             619         34.4          5.56         630         38.1          6.05       444         26.2          5.90      (50.6)
       ----------------------                 ----------------------               ----------------------
           5,669        345.9          6.10       5,952        369.8          6.21     4,827        349.8          7.25       11.3
             (69)                                    --                                   --                                  73.3
       ---------                              ---------                            ---------
           5,600                                  5,952                                4,827                                  12.4
              73          3.4          4.66         117          4.7          4.02       137          6.5          4.74        2.2
             405         16.5          4.07         755         22.3          2.95     1,318         45.1          3.42       79.6


           6,832        506.6          7.42       5,804        403.6          6.95     5,490        407.1          7.42       15.6
           1,146         30.1          2.63       1,534         42.5          2.77     1,096         40.8          3.72       21.8

           2,365        202.2          8.55       2,213        190.5          8.61     2,164        194.5          8.99       21.3
             268         21.4          7.99         213         15.5          7.28       270         20.4          7.56       43.9
       ----------------------                 ----------------------               ----------------------
          10,611        760.3          7.17       9,764        652.1          6.68     9,020        662.8          7.35       18.1

           5,345        385.6          7.21       4,860        384.6          7.91     3,851        347.7          9.03      (30.7)
             387         27.4          7.08       1,040         72.4          6.96       867         70.5          8.13      (52.1)
           2,223        193.2          8.69       1,539        127.1          8.26     1,135        100.5          8.85       15.8
           2,054        248.9         12.12       1,733        233.1         13.45     1,709        243.0         14.22       13.4
           3,243        308.3          9.51       2,872        272.6          9.49     2,526        279.2         11.05        6.5
       ----------------------                 ----------------------               ----------------------
          13,252      1,163.4          8.78      12,044      1,089.8          9.05    10,088      1,040.9         10.32      (4.9)
       ----------------------                 ----------------------               ----------------------
          23,863      1,923.7          8.06      21,808      1,741.9          7.99    19,108      1,703.7          8.92        5.6
             486                                    489                                  496                                  10.4
       ---------                              ---------                            ---------
          23,377                                 21,319                               18,612                                   5.5
             255         13.7          5.37         275         13.5          4.91       509         23.7          4.66       40.3
       ----------------------                 ----------------------               ----------------------
          30,265      2,303.2          7.61      28,907      2,152.2          7.45    25,899      2,128.8          8.22        7.3
           1,749                                  1,786                                1,558                                   9.1
           2,086                                  1,987                                1,876                                  14.3
       ---------                              ---------                            ---------
         $33,545                                $32,191                              $28,837                                   7.9
       ---------                              ---------                            ---------

         $ 6,310                                $ 6,688                              $ 5,000                                  15.8

           2,940         44.4          1.51       2,789         45.2          1.62     2,553         59.5          2.33        5.3
           4,035        110.2          2.73       4,077        106.8          2.62     3,980        129.4          3.25       10.9
           2,245         49.5          2.20       2,157         49.2          2.28     1,666         59.0          3.54       (4.5)
           7,750        315.4          4.07       8,297        357.4          4.31     7,836        426.0          5.44       (5.7)
           1,381         77.8          5.63       1,629         89.7          5.51     1,918        123.8          6.45      (18.8)
       ----------------------                 ----------------------               ----------------------
          18,351        597.3          3.25      18,949        648.3          3.42    17,953        797.7          4.44        (.9)
           2,658        123.5          4.65       1,307         51.9          3.97     1,179         54.2          4.60       24.4
           2,609        147.9          5.67       1,633         96.1          5.88     1,453        101.2          6.96       14.5

              --           --            --          --           --            --        --           --            --         **
       ----------------------                 ----------------------               ----------------------
          23,618        868.7          3.68      21,889        796.3          3.64    20,585        953.1          4.63        4.9
             871                                    845                                  757                                  11.9
             143                                    360                                  405                                 (14.3)
           2,646                                  2,409                                2,090                                  16.1
             (43)                                    --                                   --                                  76.7
       ---------                              ---------                            ---------
         $33,545                                $32,191                              $28,837                                   7.9
       ---------                              ---------                            ---------                               ---------

                     $1,434.5                               $1,355.9                             $1,175.7
                    ---------                              ---------                            ---------
                                       3.93%                                  3.81%                                3.59%
                                      -------                               --------                             --------

                                       3.88%                                  3.75%                                3.50%
                                      -------                               --------                             --------

                                       7.61%                                  7.45%                                8.22%
                                       2.87                                   2.76                                 3.68
                                      -------                               --------                             --------
                                       4.74                                   4.69                                 4.54
                                      -------                               --------                             --------
                                       4.69%                                  4.63%                                4.45%
-------------------------------------------------------------------------------------------------------------------------

First Bank System, Inc.                                                       73

                          SUPPLEMENTAL FINANCIAL DATA


EARNINGS PER SHARE SUMMARY

                                                                   1996          1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
Primary income from continuing
   operations before cumulative effect
   of changes in accounting principles...................         $5.34         $4.19          $2.21          $2.46          $1.46
Income (loss) from discontinued operations...............            --            --           (.06)           .02            .02
Cumulative effect of changes in accounting principles....            --            --             --             --           1.87
                                                            ----------------------------------------------------------------------
Primary net income.......................................         $5.34         $4.19          $2.15          $2.48          $3.35
                                                            ----------------------------------------------------------------------

Fully diluted income from continuing
   operations before cumulative effect
   of changes in accounting principles...................         $5.25         $4.11          $2.20          $2.45          $1.45
Income (loss) from discontinued operations...............            --            --           (.06)           .02            .02
Cumulative effect of changes in accounting principles....            --            --             --             --           1.79
                                                            ----------------------------------------------------------------------
Fully diluted net income.................................         $5.25         $4.11          $2.14          $2.47          $3.26
----------------------------------------------------------------------------------------------------------------------------------

RATIOS

                                                                   1996          1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
Return on average assets.................................          2.09%         1.73%           .91%          1.13%          1.56%
Return on average common equity..........................          23.8          21.3           11.2           13.9           20.0
Average total equity to average assets...................           8.9           8.3            8.2            8.6            8.7
Dividends per share to net income per share..............          30.9          34.6           54.0           40.3           26.3
----------------------------------------------------------------------------------------------------------------------------------

OTHER STATISTICS

                                                                   1996          1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding - year end*....................   134,870,241   127,334,568    133,832,409    130,408,480    131,568,900
Average common shares outstanding and
   common stock equivalents:
   Primary...............................................   137,415,619   133,936,030    136,274,991    134,588,664    124,670,657
   Fully diluted.........................................   140,821,194   138,148,158    140,128,566    138,328,002    130,497,272
Number of shareholders - year-end**......................        22,264        21,033         25,481         25,653         28,572
Average number of employees
   (full-time equivalents)...............................        12,976        13,231         14,725         14,867         14,596
Common dividends paid (millions).........................        $227.7        $191.7         $156.0         $121.8          $80.8
----------------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury. **Based on number of common stock shareholders of record.

STOCK PRICE RANGE AND DIVIDENDS

                                                                  1996                                           1995
                                                ------------------------------------------------------------------------------------
                                                     Sales Price           Dividends                Sales Price            Dividends
                                                ----------------------                       ------------------------
                                                  High             Low          Paid           High               Low           Paid
------------------------------------------------------------------------------------------------------------------------------------
First quarter...........................        $59.88          $46.00        $.4125         $40.50            $32.63         $.3625
Second quarter..........................         63.75           56.25         .4125          44.63             38.88          .3625
Third quarter...........................         68.00           55.38         .4125          48.25             39.50          .3625
Fourth quarter..........................         74.00           63.75         .4125          53.75             47.63          .3625
Closing price - December 31.............                 68.25                                        49.63
------------------------------------------------------------------------------------------------------------------------------------

The common stock of First Bank System, Inc. is traded on the New York Stock Exchange, under the ticker symbol, "FBS."




First Bank System, Inc.

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                                                           Maturing
                                                                                         -------------------------------------------
                                                                                         In 1 Year      After 1 Year
At December 31, 1996 (In Millions)                                                         or Less   Through 5 Years   After 5 Years
------------------------------------------------------------------------------------------------------------------------------------
Commercial..............................................................................   $ 7,088           $ 2,197         $   171
Financial institutions..................................................................       743               139              23
Real estate:
  Commercial mortgage...................................................................     1,722             1,103             265
  Construction..........................................................................       595                43              16
                                                                                           -----------------------------------------
    Total...............................................................................   $10,148           $ 3,482         $   475
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            Due in         Due After
                                                                                          One Year          One Year           Total
                                                                                          ------------------------------------------
   .....................................................................................
Loans at fixed interest rates...........................................................  $  1,395           $ 2,514         $ 3,909
Loans at variable interest rates........................................................     8,753             1,443          10,196
                                                                                          ------------------------------------------
    Total...............................................................................   $10,148           $ 3,957         $14,105
------------------------------------------------------------------------------------------------------------------------------------

The maturities of loans shown above are based on remaining scheduled repayments.

TIME CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE AT DECEMBER 31

                                                                                            Maturing
                                                              ----------------------------------------------------------------------
                                                                Under         Three         Six to              Over
                                                                Three        to Six         Twelve            Twelve
(In Millions)                                                  Months        Months         Months            Months           Total
------------------------------------------------------------------------------------------------------------------------------------
1996................................................             $395          $144           $106              $221            $866
1995................................................              349           124            164               263             900
1994................................................              399           138            266               515           1,318
------------------------------------------------------------------------------------------------------------------------------------

SHORT-TERM FUNDS BORROWED

                                                                           Average        Maximum          Average         Weighted
                                                                             Daily    Outstanding    Interest Rate          Average
                                                        Outstanding         Amount      Month-End      Paid During    Interest Rate
(In Millions)                                           at Year-End    Outstanding        Balance         the Year      at Year-End
-----------------------------------------------------------------------------------------------------------------------------------
1996
Federal funds purchased and securities sold
   under agreements to repurchase................            $2,023         $2,145         $2,258              5.71%           5.63%
Other............................................             2,074          2,133          2,700              5.64            5.57
                                                       ------------------------------
   Total.........................................            $4,097         $4,278          4,703              5.68            5.60
                                                       ------------------------------
1995
Federal funds purchased and securities sold
   under agreements to repurchase................            $2,269         $1,969         $2,562              6.00%           5.11%

Other............................................             2,116          1,471          2,554              6.13            5.77
                                                       ------------------------------
   Total.........................................            $4,385         $3,440          4,763              6.06            5.43
                                                       ------------------------------
1994
Federal funds purchased and securities sold
   under agreements to repurchase................            $2,568         $2,264         $3,223              4.55%           5.49%
Other............................................               658            394            864              5.18            5.72
                                                       ------------------------------
   Total.........................................            $3,226         $2,658          3,680              4.65            5.53
-----------------------------------------------------------------------------------------------------------------------------------

First Bank System, Inc.                                                       75

                          ANNUAL REPORT ON FORM 10-K


Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

Commission File Number 1-6880

FIRST BANK SYSTEM, INC.

Incorporated in the State of Delaware
IRS Employer Identification #41-0255900

Address: 601 Second Avenue South
Minneapolis, Minnesota 55402-4302
Telephone: (612) 973-1111

     Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, Par Value $1.25.
     Securities registered pursuant to Section 12(g) of the Act: Warrants to Purchase Shares of Common Stock.

     As of January 31, 1997, First Bank System, Inc. had 133,740,046 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 1997, was approximately $10,007,000,000.
     First Bank System, Inc. (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Company's definitive proxy statement incorporated by reference herein.

     This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index are incorporated in the Form 10-K.

CROSS-REFERENCE                                                             PAGE
--------------------------------------------------------------------------------
PART I
ITEM 1    Business
          General...........................................................  77
          Distribution of Assets, Liabilities and
            Stockholders' Equity; Interest Rates
            and Interest Differential.............................  22-23, 72-73
          Investment Portfolio.................................... 29-30, 48, 69
          Loan Portfolio...........................  27-29, 31-34, 45, 49-50, 75
          Summary of Loan Loss Experience......................... 23, 31-34, 50
          Deposits................................................ 30, 72-73, 75
          Return on Equity and Assets........................................ 74
          Short-Term Borrowings.............................................. 75
ITEM 2    Properties......................................................... 78
ITEM 3    Legal Proceedings...............................................  none
ITEM 4    Submission of Matters to a Vote of
            Security Holders..............................................  none
PART II

ITEM 5    Market for the Registrant's Common Equity
            and Related Stockholder Matters.......................... 38, 67, 76
ITEM 6      Selected Financial Data.......................................... 19
ITEM 7    Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations......................................... 18-40
ITEM 8    Financial Statements and
            Supplementary Data........................................... 71, 78
ITEM 9    Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure........................................... none
PART III

ITEM 10   Directors and Executive Officers
            of the Registrant............................................... 80*
ITEM 11   Executive Compensation.............................................. *
ITEM 12   Security Ownership of Certain
            Beneficial Owners and Management.................................. *
ITEM 13   Certain Relationships and Related Transactions...................... *

Part IV

ITEM 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.......................................... 78

*First Bank System's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Compensation and Human Resources Committee on Executive Compensation" and "Comparative Stock Performance."

                                                         First Bank System, Inc.

GENERAL First Bank System, Inc. (the "Company") is a regional, multi-state bank holding company headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1929 and owns more than 99 percent of the capital stock of each of nine banks, a savings association and seven trust companies, having 356 banking offices in Minnesota, Colorado, Wisconsin, Illinois, Montana, North Dakota, South Dakota, Iowa, Kansas, Nebraska, and Wyoming. The Company also has various nonbank subsidiaries engaged in financial services, principally in the Upper Midwest.

     The banks are engaged in general commercial banking business, principally in domestic markets. They range in size from $31 million to $11.1 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities, and other financial institutions. Depository services include checking accounts, savings accounts, and time certificate contracts. Ancillary services such as treasury management and receivable lockbox collection are provided for corporate customers. Nine banks, a savings association, and seven trust companies provide a full range of fiduciary activities for individuals, estates, foundations, business corporations, and charitable organizations.

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

     On a full-time equivalent basis, employment during 1996 averaged a total of 12,976 employees.

COMPETITION The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions, and investment companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies.

GOVERNMENT POLICIES The operations of the Company's various operating units are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the several states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

SUPERVISION AND REGULATION The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act") and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board").

     Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking. The Company must obtain the prior approval of the Board before acquiring more than 5 percent of the outstanding shares of another bank or bank holding company, and must provide notice to, and in some situations obtain the prior approval of, the Board in connection with the acquisition of more than 5 percent of the outstanding shares of a company engaged in a "bank-related" business.

     Under the Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), the Company may acquire banks throughout the United States, subject only to state or federal deposit caps and state minimum-age requirements. Effective June 1, 1997, the Interstate Act authorizes interstate branching by acquisition and consolidation in those states that have not opted out by that date.

First Bank System, Inc.

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

     The Company's saving association subsidiary is subject to the supervision of and is examined by the OTS. The savings association is a member of SAIF, which is administered and is subject to examination by the FDIC. As a saving association, the Company's subsidiary must meet the requirements of a qualified thrift lender to avoid certain restrictions relating to dividends, branching and certain new activities. As of December 31, 1996, the savings association was a "qualified thrift lender." Similar to the Company's banking subsidiaries, the savings association is also subject to regulation by the OTS in the areas of credit losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches, and other aspects of operations.

PROPERTIES The Company and its significant subsidiaries occupy their headquarter offices under long-term leases. The Company also leases a freestanding operations center in St. Paul and owns an operations center in Fargo, North Dakota. At December 31, 1996, the Company's subsidiaries owned and operated a total of 261 facilities and leased an additional 238 facilities, all of which are well maintained. Additional information with respect to premises and equipment is presented in Notes G and P.

EXHIBITS

Financial Statements Filed                                                Page
------------------------------------------------------------------------------
First Bank System, Inc. and Subsidiaries
Consolidated Financial Statements                                           41
Notes to Consolidated Financial Statements                                  45
Report of Independent Auditors                                              68

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

     During the three months ended December 31, 1996, the Company did not file any Current Reports on Form 8-K.

     The following Exhibit Index lists the Exhibits to Annual Report on
Form 10-K.

      /(1)/3A Restated Certificate of Incorporation, as amended. Filed as
              Exhibit 2.1 to Form 8-A/A-2 dated October 6, 1994.
      /(1)/3B By-laws. Filed as Exhibit 3 to Form 10-Q for the quarter ended
              September 30, 1996.
           4A [Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. First Bank System, Inc. agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]
      /(1)/4B Certificate of Designation for First Bank System, Inc. Series
              1990A Preferred Stock. Filed as Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-42650.
      /(1)/4C Certificate of Designation for First Bank System, Inc. Series
              1991A Convertible Preferred Stock. Filed as Exhibit 4.3 to Registration Statement on Form S-4, File No. 33-50700.
      /(1)/4D Warrant Agreement, dated as of October 2, 1995, between First Bank
              System, Inc. and First Chicago Trust Company of New York, as Warrant Agent, and Form of Warrant. Filed as Exhibits 4.18 and
              4.19 to Registration Statement on Form S-3, File No. 33-61667.
           4E Warrant Agreement, dated as of November 20, 1990, between
              Metropolitan Financial Corporation and American Stock Transfer and Trust Company, as Warrant Agent; Supplemental Warrant Agreement, dated as of January 24, 1995, between First Bank System, Inc. and American Stock Transfer and Trust Company, as Warrant Agent; and Form of Warrant.
     /(1)/10A Stock Purchase Agreements dated as of May 30, 1990, among
              Corporate Partners, L.P.; Corporate Offshore Partners, L.P.; The State Board of Administration of Florida and First Bank System, Inc. and related documents. Filed as Exhibits 4.8-4.15 to Registration Statement on Form S-3, File No. 33-42650.
     /(2)/10B First Bank System, Inc. 1987 Stock Option Plan.


(1) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.
(2) Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                                         First Bank System, Inc.

  /(1)(2)/10C First Bank System, Inc. Nonqualified Supplemental Executive
              Retirement Plan. Filed as Exhibit 10C to report on Form 10-Q for quarter ended March 31, 1995.
     /(2)/10D First Bank System, Inc. Executive Deferral Plan, as amended. /(2)/10E First Bank System, Inc. Annual Incentive Plan, as amended. /(2)/10F First Bank System, Inc. Independent Director Retirement and Death
              Benefit Plan, as amended.
  /(1)(2)/10G First Bank System, Inc. Deferred Compensation Plan for Directors.
              Filed as Exhibit 10J to report on Form 10-K for fiscal year ended December 31, 1992.
  /(1)(2)/10H First Bank System, Inc. 1995 Executive Incentive Plan. Filed as
              Exhibit 10B to report on Form 10-Q for quarter ended March 31, 1995.
  /(1)(2)/10I First Bank System, Inc. Restated Employee Stock Purchase Plan, as
              amended. Filed as Exhibit 10B to report on Form 10-Q for quarter ended September 30, 1996.
     /(2)/10J Form of Change-in-Control Agreement between First Bank System,
              Inc. and certain officers of the Company.
     /(2)/10K First Bank System, Inc. 1996 Stock Incentive Plan, as amended. /(2)/10L Agreement between First Bank System, Inc. and John F. Grundhofer dated January 18, 1995, as amended.
     /(2)/10M Description of First Bank System, Inc. Stock Option Loan Policy. /(1)(2)/10N Consulting Agreement dated as of January 23, 1995, by and between
              First Bank System, Inc. and Norman M. Jones. Filed as Exhibit 10T to report on Form 10-K for fiscal year ended December 31, 1994.
     /(1)/10O Agreement of Merger and Consolidation dated August 6, 1995 by and between First Bank System, Inc. and FirsTier Financial, Inc. Filed as Exhibit 2.1 to Registration Statement on Form S-4, File
              No. 333-00299.
     /(1)/10P Settlement Agreement, dated as of January 23, 1996, between First
              Bank System, Inc., First Interstate Bancorp and Wells Fargo & Co. Filed as Exhibit 2.1 to Form 8-K filed January 26, 1996.
          11 Statement re: Computation of Primary and Fully Diluted Net Income per Common Share.
          12 Statement re: Computation of Ratio of Earnings to Fixed Charges. 13 Annual Report to Shareholders for the year ended December 31,
              1996.
          21  Subsidiaries of the Registrant.
          23  Consent of Ernst & Young LLP.
          27  Financial Data Schedule.

Copies of the Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(1) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.
(2) Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 19, 1997, on its behalf by the undersigned thereunto duly authorized.

First Bank System, Inc.
By: John F. Grundhofer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

JOHN F. GRUNDHOFER
Chairman, President, Chief Executive Officer, and Director
(principal executive officer)

RICHARD A. ZONA
Vice Chairman-Finance

SUSAN E. LESTER
Executive Vice President and Chief Financial Officer
(principal financial officer)

DAVID J. PARRIN
Senior Vice President and Controller
(principal accounting officer)

ARTHUR D. COLLINS, JR.
Director

PETER H. COORS
Director

ROGER L. HALE
Director

DELBERT W. JOHNSON
Director

NORMAN M. JONES
Director

RICHARD L. KNOWLTON
Director

JERRY W. LEVIN
Director

KENNETH A. MACKE
Director

MARILYN CARLSON NELSON
Director

EDWARD J. PHILLIPS
Director

JAMES J. RENIER
Director

S. WALTER RICHEY
Director

RICHARD L. ROBINSON
Director

RICHARD L. SCHALL
Director

WALTER SCOTT, JR.
Director


First Bank System, Inc.

                               EXECUTIVE OFFICERS


JOHN F. GRUNDHOFER
Mr. Grundhofer, 58, has been Chairman of the Board, President and Chief Executive Officer of First Bank System since 1990.

PHILIP G. HEASLEY
Mr. Heasley, 47, has served as Vice Chairman since 1993. He is responsible for Retail Banking, Payment Systems, and operations and technology. In February 1996, Mr. Heasley assumed responsibility for consumer and small business sales and services carried out through bank branches in addition to his previous responsibility for retail bank products.

RICHARD A. ZONA
Mr. Zona, 52, was named Vice Chairman-Finance in February 1996, and assumed responsibility for Business Banking and Private Financial Services, and Corporate Trust. Mr. Zona previously served as Vice Chairman and Chief Financial Officer.

J. ROBERT HOFFMANN
Mr. Hoffmann, 51, has been Executive Vice President and Chief Credit Officer since 1990.

SUSAN E. LESTER
Ms. Lester, 40, was named Executive Vice President and Chief Financial Officer in February 1996. She had served as Executive Vice President, Finance, since December 1995. From May 1994 to November 1995, Ms. Lester was Executive Vice President and Chief Financial Officer of Shawmut National Corporation. Before that, she served as Executive Vice President and Controller at First Bank System.

LEE R. MITAU
Mr. Mitau, 48, was named Executive Vice President, General Counsel and Secretary in 1995. Previously, he was a Senior Partner at Dorsey & Whitney LLP.

JOHN M. MURPHY, JR.
Mr. Murphy, 55, has been Chairman and Chief Investment Officer, First Trust National Association, since 1990.

DANIEL C. ROHR
Mr. Rohr, 50, has served as Executive Vice President of Commercial Banking since 1990.

ROBERT H. SAYRE
Mr. Sayre, 57, has served as Executive Vice President of Human Resources since 1990.

JOHN R. DANIELSON
Mr. Danielson, 52, was named Senior Vice President of Investor and Corporate Relations in 1996. He previously served as Senior Vice President of Investor Relations.

DAVID P. GRANDSTRAND
Mr. Grandstrand, 41, was named Senior Vice President and Treasurer in 1996. He previously served as Senior Vice President of Asset/Liability Management and Funding, and Senior Vice President of Funding and Treasury Operations.

DAVID J. PARRIN
Mr. Parrin, 41, has been Senior Vice President and Controller since 1994. Previously, he was a Partner at Ernst & Young LLP.

                                   DIRECTORS

JOHN F. GRUNDHOFER
Chairman, President and Chief Executive Officer First Bank System, Inc. Minneapolis, Minnesota

ARTHUR D. COLLINS, JR.
President and Chief Operating Officer Medtronic, Inc. Minneapolis, Minnesota

PETER H. COORS
Vice Chairman and Chief Executive Officer Coors Brewing Company Golden, Colorado

ROGER L. HALE
President and Chief Executive Officer TENNANT Company Minneapolis, Minnesota

DELBERT W. JOHNSON
Chairman and Chief Executive Officer Pioneer Metal Finishing Minneapolis, Minnesota

NORMAN M. JONES
Chairman First Bank, fsb Minneapolis, Minnesota

RICHARD L. KNOWLTON
Chairman The Hormel Foundation Austin, Minnesota

JERRY W. LEVIN
Chairman Revlon, Inc. New York, New York Chairman The Coleman Company, Inc. Golden, Colorado

KENNETH A. MACKE
General Partner Macke Partners Golden Valley, Minnesota

MARILYN CARLSON NELSON
Vice Chair Carlson Companies, Inc. Minneapolis, Minnesota

EDWARD J. PHILLIPS
Chairman and Chief Executive Officer Phillips Beverage Company Minneapolis, Minnesota

JAMES J. RENIER
Retired Chairman and Chief Executive Officer Honeywell Inc. Minneapolis,
Minnesota

S. WALTER RICHEY
Chairman and Chief Executive Officer Meritex, Inc. Minneapolis, Minnesota

RICHARD L. ROBINSON
Chairman and Chief Executive Officer Robinson Dairy, Inc. Denver, Colorado

RICHARD L. SCHALL
Retired Vice Chairman Dayton Hudson Corporation Minneapolis, Minnesota

WALTER SCOTT, JR.
Chairman, President and Chief Executive Officer Peter Kiewit Sons', Inc. Omaha, Nebraska

                                                        First Bank System, Inc.

                                 FBS LOCATIONS*


MINNESOTA                    COLORADO                       Holton
Albert Lea                   Arvada                         Iola
Alexandria                   Aspen                          Lawrence (2)
Amboy                        Aurora (5)                     Manhattan
Apple Valley                 Boulder (2)                    Overland Park
Austin                       Breckenridge                   Prairie Village
Babbitt                      Broomfield                     Pratt
Blaine                       Canon City                     Topeka
Blooming Prairie             Carbondale                     Wichita (4)
Bloomington (5)              Colorado Springs (6)
Brainerd                     Denver (17)                    MONTANA
Brooklyn Park                Englewood (3)                  Billings (2)
Burnsville (2)               Evergreen                      Bozeman
Chanhassen                   Fort Collins (2)               Butte
Chisago City                 Glenwood Springs               Great Falls (3)
Cloquet                      Golden                         Havre
Columbia Heights             Grand Junction (2)             Helena
Coon Rapids                  Greeley                        Miles City
Cottage Grove                Highlands Ranch                Missoula (2)
Duluth (6)                   La Junta
Eagan (2)                    Lakewood (3)                   NEBRASKA
East Grand Forks             Littleton (4)                  Beatrice
Eden Prairie (2)             Longmont                       Bellevue (2)
Edina (4)                    Louisville                     Blair
Elk River                    Loveland                       Columbus
Fairmont                     Northglenn                     David City
Fergus Falls                 Parker                         Elkhorn
Forest Lake                  Pueblo (5)                     Fremont (2)
Golden Valley                Westminster (2)                Gering
Grand Rapids                 Wheat Ridge                    Grand Island (2)
Hibbing                                                     Hastings
Hopkins                      ILLINOIS                       Kearney (2)
Lamberton                    Chicago (4)                    La Vista
Little Canada                Des Plaines (2)                Lincoln (10)
Mankato (2)                  Downers Grove                  Millard
Maple Grove                                                 Norfolk (2)
Minneapolis (13)             IOWA                           North Platte
Minnetonka (2)               Altoona                        Omaha (22)
Monticello                   Ankeny                         Scottsbluff (3)
Moorhead                     Carlisle
New Prague                   Clear Lake                     NORTH DAKOTA
Oakdale                      Council Bluffs (4)             Beulah
Owatonna                     Davenport                      Bismarck (4)
Pine City                    Des Moines (6)                 Devils Lake
Pine River                   Doon                           Dickinson
Plymouth (2)                 Hampton                        Fargo (5)
Princeton                    Iowa Falls                     Grafton
Prior Lake                   Knoxville                      Grand Forks (2)
Robbinsdale                  Mason City (3)                 Jamestown
Rochester (3)                Nevada                         Langdon
Roseville                    Pella                          Lisbon
Sauk Rapids                  Red Oak                        Minot (2)
Shoreview                    Rock Valley                    Valley City
St. Anthony                  Wellman                        Wahpeton
St. Cloud (2)                West Des Moines (2)            Williston
St. Louis Park               Williamsburg
St. Paul (7)                                                SOUTH DAKOTA
Stillwater                   KANSAS                         Aberdeen
Virginia                     Andover                        Colton
Wayzata                      Augusta                        Hartford
West St. Paul                Clay Center                    Mitchell
White Bear Lake (2)          El Dorado                      Pierre
Willmar                      Emporia                        Rapid City  (4)
Woodbury                     Eureka                         Sioux Falls (7)
                             Garden City
                             Gardner


WISCONSIN
Appleton
Brookfield
Brown Deer
Hudson
La Crosse
Milwaukee (2)
Onalaska
Wauwatosa

WYOMING
Casper
Cheyenne (2)
Cody
Evanston
Gillette
Green River
Lander
Laramie
Riverton
Rock Springs
Sheridan
Torrington
Worland

CORPORATE TRUST OFFICES
Billings, Montana
Chicago, Illinois
Denver, Colorado
Detroit, Michigan/**/
Lansing, Michigan/**/
Los Angeles, California
New York, New York
Phoenix, Arizona
Portland, Oregon
San Francisco, California
Seattle, Washington
Sioux Falls, South Dakota
St. Paul, Minnesota

REPUBLIC ACCEPTANCE
CORPORATION
Des Plaines, Illinois
Lakewood, Colorado
Milwaukee, Wisconsin
Minneapolis, Minnesota
Omaha, Nebraska/**/
St. Louis, Missouri

/*/ As of December 31, 1996, FBS
had 359 banking locations and 12
nonbank offices.

/**/ Added in 1997.

First Bank System, Inc.                                                       81

                             CORPORATE DATA

EXECUTIVE OFFICES
First Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(612) 973-1111

ANNUAL MEETING
The annual meeting of shareholders will be held at the Minneapolis Convention Center, 1301 Second Avenue South, Minneapolis, Minnesota 55403, at 10:00 a.m. on Thursday, April 24, 1997.

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York acts as transfer agent and registrar, dividend paying agent, and dividend reinvestment plan agent for First Bank System and maintains all shareholder records for the corporation. For information about First Bank System stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago's Shareholder Services Center at (800) 446-2617, weekdays, 8:00 a.m. to 10:00 p.m. EST, and Saturdays, 8:00 a.m. to 3:30 p.m. EST. The TDD telephone number for the hearing impaired is (201) 222-4955.

First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

Telephone: (201) 324-0498
Fax: (201) 222-4892
Internet address: http://www.fctc.com
E-mail address: fctc@em.fcnbd.com

COMMON STOCK LISTING AND TRADING
First Bank System Common Stock is listed and traded on the New York Stock Exchange under the ticker symbol FBS and also may be found under FtBkSy.

DIVIDENDS
First Bank System currently pays quarterly dividends on its Common Stock on or about the 15th of March, June, September and December, subject to prior Board approval. Shareholders may choose to have dividends electronically deposited directly into their bank accounts. For enrollment information, please call First Chicago at (800) 446-2617.

DIVIDEND REINVESTMENT PLAN
First Bank System shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares of FBS Common Stock up to $5,000 per calendar quarter. If you would like more information, please contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor and Corporate Relations
(612) 973-2261

General Information, Investor and Corporate Relations
(612) 973-2263
First Bank System, Inc.
P.O. Box 522
Minneapolis, Minnesota 55480

FINANCIAL INFORMATION
FBS news and financial results are available by fax, mail and the internet.

FAX. To access our fax-on-demand service, call (800) 758-5804. When asked, enter FBS's extension number, "312402." Enter "1" for the most current news release or "2" for a menu of recent releases. Enter your fax and telephone numbers as directed. The information will be faxed to you promptly.

MAIL. On your request we will mail to you our quarterly earnings news releases. To be added to FBS's mailing list, please contact Investor and Corporate Relations, First Bank System, First Bank Place, 601 Second Avenue South, Minneapolis, Minnesota 55402-4302, (612) 973-2434.

INTERNET. For information about FBS, including news and financial results, product information, and service locations, access FBS's home page on the World Wide Web. The address is http://www.fbs.com.

For additional annual reports, quarterly financial data on Form 10-Q, or information about the 1997 annual meeting of shareholders, please contact Investor and Corporate Relations, First Bank System, First Bank Place, 601 Second Avenue South, Minneapolis, Minnesota 55402-4302, (612) 973-2434.

COMMUNITY ANNUAL REPORT
For information about FBS's community reinvestment activities, call FBS Community Relations, (612) 973-2322.

First Bank System, Inc. and each of its subsidiaries is an Equal Opportunity Employer and a Drug-Free Workplace.

82                                                       First Bank System, Inc.

Design and Typography: Larsen Design Office, Inc.
Printing: Banta Direct Marketing Group: The Press

[LOGO] FIRST BANK SYSTEM

P.O. Box 522
Minneapolis, Minnesota
55480

http://www.fbs.com

FIRST BANK SYSTEM, INC.
1996 ANNUAL REPORT/10-K
GRAPHICS APPENDIX

Inside Front Cover
------------------

Map of the United States. The 11 Midwest and Rocky Mountain states (Minnesota, Colorado, Illinois, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming) in which FBS has retail banking offices are shaded.

Page 1
------

Graphs illustrate the following information:

Return on average common equity (percent)
1992: 12.6
1993: 15.8
1994: 17.6
1995: 21.3
1996: 21.4

Return on average assets (percent)
1992: 1.02
1993: 1.28
1994: 1.40
1995: 1.73
1996: 1.88

Earnings per share (dollars and fully diluted)
1992: 2.08
1993: 2:82
1994: 3.32
1995: 4.11
1996: 4.74

Efficiency ratio (percent)
1992: 65.2
1993: 60.4
1994: 58.1
1995: 53.3
1996: 49.9

Shareholders' equity to assets ratio (percent)
1992: 8.4
1993: 8.2
1994: 7.7
1995: 8.0
1996: 8.4

Allowance coverage of nonperforming loans ratio (percent)
1992: 149
1993: 208
1994: 283
1995: 401
1996: 429

Graphs before nonrecurring and merger-related items.

Page 2
------

Photo of John F. Grundhofer, chairman, president and chief executive officer


Page 3
------

Pie chart illustrating what business lines contribute to FBS operating earnings:

Retail Banking: 31 percent
Business Banking and Private Financial Services: 28 percent
Commercial Banking: 16 percent
Payment Systems: 16 percent
Corporate Trust and Institutional Financial Services: 9 percent


Page 4
------

Graph illustrates the following information: Seven-year total return*

Index: 12/31/89 = $100
FBS = FBS Common Stock
KBW 50 = Keefe, Bruyette & Woods 50 Bank Index
S&P 500 = Standard & Poor's Index of 500 Stocks

1989: FBS/100, S&P 500/100, KBW 50/100
1990: FBS/83, S&P 500/97, KBW 50/72
1991: FBS/159, S&P 500/126, KBW 50/114
1992: FBS/193, S&P 500/136, KBW 50/145
1993: FBS/217, S&P 500/150, KBW 50/153
1994: FBS/243, S&P 500/152, KBW 50/145
1995: FBS/375, S&P 500/209, KBW 50/232
1996: FBS/529, S&P 500/257, KBW 50/329

*Capital appreciation plus dividends

$100 invested in FBS common stock at December 31, 1989, would have been worth $529 at year-end 1996. That compares with $329 for the KBW 50 Bank Index and $257 for the S&P 500 stock index.


Page 6
------

Pie chart illustrating that Retail Banking accounts for 31 percent of FBS operating earnings.

Page 9
------

Pie chart illustrating that Payment Systems accounts for 16 percent of FBS operating earnings.


Page 12
-------

Pie chart illustrating that Business Banking and Private Financial Services accounts for 28 percent of FBS operating earnings.


Page 14
-------

Pie chart illustrating that Commercial Banking accounts for 16 percent of FBS operating earnings.


Page 16
-------

Pie chart illustrating that Corporate Trust and Institutional Financial Services accounts for 9 percent of FBS operating earnings.