Form 10-Q
period 1997-03-31
FIRST BANK SYSTEM INC
filed 1997-05-14
CIK 36104

FORM 10-Q/MARCH 31, 1997




[LOGO] FIRST BANK SYSTEM



================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM (NOT APPLICABLE)

                         COMMISSION FILE NUMBER 1-6880

                            FIRST BANK SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       41-0255900
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               FIRST BANK PLACE,
                            601 SECOND AVENUE SOUTH,
                        MINNEAPOLIS, MINNESOTA 55402-4302
             (Address of principal executive offices and Zip Code)

                                  612-973-1111
              (Registrant's telephone number, including area code)

                                (NOT APPLICABLE)
              (Former name, former address and former fiscal year,
                         if changed since last report).
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _X_ NO___

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of April 30, 1997
Common Stock, $1.25 Par Value                         133,483,136 shares

================================================================================



                               FINANCIAL SUMMARY

                                                                Three Months Ended March 31
                                                                ---------------------------
(Dollars in Millions, Except Per Share Data)                     1997                1996
--------------------------------------------------------------------------------------------

Income before nonrecurring items ..................        $      171.8         $      160.1

Nonrecurring items ................................                --                   16.7
                                                           ---------------------------------
Net income ........................................        $      171.8         $      176.8
                                                           =================================
PER COMMON SHARE
Primary income before nonrecurring items ..........        $       1.27         $       1.16
Nonrecurring items ................................                --                    .12
                                                           ---------------------------------
Primary net income ................................        $       1.27         $       1.28
                                                           =================================
Fully diluted income before nonrecurring items ....        $       1.27         $       1.14
Nonrecurring items ................................                --                    .12
                                                           ---------------------------------
Fully diluted net income ..........................        $       1.27         $       1.26
                                                           =================================
Earnings on a cash basis before nonrecurring items*        $       1.41         $       1.26
Nonrecurring items ................................                --                    .33
                                                           ---------------------------------
Earnings on a cash basis (fully diluted)* .........        $       1.41         $       1.59
                                                           =================================
Dividends paid ....................................        $      .4650         $      .4125
Common shareholders' equity .......................               22.51                22.92
                                                           ---------------------------------
RETURN ON AVERAGE ASSETS
Income before nonrecurring items ..................                2.00%                1.84%
Nonrecurring items ................................                --                    .19
                                                           ---------------------------------
Return on average assets ..........................                2.00%                2.03%
                                                           =================================
RETURN ON AVERAGE COMMON EQUITY
Income before nonrecurring items ..................                23.1%                21.0%
Nonrecurring items ................................                 --                   2.2
                                                           ---------------------------------
Return on average common equity ...................                23.1%                23.2%
                                                           =================================

Net interest margin (taxable-equivalent basis) ....                4.98%                4.86%
Efficiency ratio before nonrecurring items ........                48.5                 50.7
Efficiency ratio ..................................                48.5                 56.7
                                                           =================================

                                                               March 31          December 31
                                                                   1997                 1996
                                                           ---------------------------------
PERIOD END
Loans .............................................            $ 27,173             $ 27,128
Allowance for credit losses .......................                 512                  517
Assets ............................................              36,000               36,489
Total shareholders' equity ........................               3,001                3,053
Tangible common equity to total assets** ..........                 6.6%                 6.7%
Tier 1 capital ratio ..............................                 7.2                  7.2
Total risk-based capital ratio ....................                12.0                 12.0
Leverage ratio ....................................                 6.9                  6.8
============================================================================================

* Calculated by adding amortization of goodwill and other intangible assets to net income.
** Defined as common equity less goodwill as a percentage of total assets less goodwill.

Refer to Management's Discussion and Analysis on page 2 for a description of nonrecurring items.



TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2)...............   2

Financial Statements (Item 1)................................................................................  15

PART II -- OTHER INFORMATION

Submission of Matters to a Vote of Security Holders (Item 4).................................................  27

Exhibits and Reports on Form 8-K (Item 6)....................................................................  27

Signature....................................................................................................  27

Exhibit 2 -- Agreement and Plan of Merger, dated as of March 19, 1997, and Stock Option Agreements, dated as of March 20, 1997, by and between First Bank System, Inc. and U. S. Bancorp. Previously filed as Exhibits 2, 99.1 and 99.2 to Form 8-K filed March 20, 1997 and incorporated herein by reference.......................................................................................  27

Exhibit 10A -- First Bank System, Inc. Executive Incentive Plan, as amended.................................. ***

Exhibit 10B -- First Bank System, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended....... ***

Exhibit 10C -- First Bank System, Inc. Executive Deferral Plan, as amended................................... ***

Exhibit 10D -- First Bank System, Inc. Independent Director Retirement and Death Benefit Plan, as amended.... ***

Exhibit 10E -- First Bank System, Inc. Deferred Compensation Plan for Directors, as amended.................. ***

Exhibit 11 -- Computation of Primary and Fully Diluted Net Income Per Common Share...........................  29

Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges..............................................  30

Exhibit 27 -- Article 9 Financial Data Schedule.............................................................. ***

*** Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY

First Bank System, Inc. (the "Company") reported first quarter 1997 operating earnings (net income excluding nonrecurring items) of $171.8 million compared with $160.1 million in the first quarter of 1996. On a fully diluted per share basis, operating earnings were $1.27 in the first quarter of 1997, compared with $1.14 in the first quarter of 1996, an increase of 11 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were
2.00 percent and 23.1 percent, respectively, in the first quarter of 1997, compared with returns of 1.84 percent and 21.0 percent in the first quarter of 1996. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 48.5 percent in the first quarter of 1997 from 50.7 percent in the first quarter of 1996.

     Operating earnings for the first quarter of 1997 reflected growth in net interest and noninterest income, lower operating expenses, and effective capital management. Net interest income on a taxable-equivalent basis was $384.8 million, an increase of $5.5 million from the first quarter of 1996. Noninterest income, excluding nonrecurring items, increased $17.7 million (9 percent) from the first quarter of 1996, despite the loss of revenue from the first quarter 1996 sale of the Company's mortgage banking operations. The increase was primarily the result of growth in credit card fee revenue and trust fees. Excluding nonrecurring items, first quarter noninterest expense decreased $1.6 million from the first quarter of 1996, reflecting both the successful integration of recent acquisitions and the continued emphasis on cost control.

     Several nonrecurring items affected operating results in the first quarter of 1996. The impact of these items increased net income $16.7 million ($48.6 million on a pretax basis) or $.12 per share. Nonrecurring pretax gains included $115 million, net of expenses, received for the termination of the First Interstate Bancorp merger agreement; a $45.8 million gain on the sale of the Company's mortgage banking operations; and, $14.6 million in net securities gains. Nonrecurring pretax charges included: $31.3 million in merger and integration charges associated with the acquisitions of FirsTier Financial, Inc. ("FirsTier") and the corporate trust business of BankAmerica Corporation ("BankAmerica"); $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment of cardholder and core deposit intangibles; $10.1 million for a one-time employee bonus; and $17.3 million to acquire software and write off miscellaneous assets. Including these nonrecurring items, net income was $176.8 million in the first quarter of 1996, or $1.26 per share on a fully diluted basis.

     Credit quality remained strong in the first quarter of 1997. Nonperforming assets totaled $134.6 million at March 31, 1997, down $3.1 million (2 percent) from December 31, 1996, and $22.5 million (14 percent) from March 31, 1996. The ratio of the allowance for credit losses to nonperforming loans at quarter-end was 446 percent compared with 429 percent at the end of 1996 and 461 percent at March 31, 1996.


TABLE 1   SUMMARY OF CONSOLIDATED INCOME

                                                                   Three Months Ended
                                                              ---------------------------
(Taxable-Equivalent Basis;                                     March 31          March 31
Dollars In Millions, Except Per Share Data)                        1997              1996
-----------------------------------------------------------------------------------------
Interest income .......................................       $   661.0         $   659.3
Interest expense ......................................           276.2             280.0
                                                              ---------------------------
  Net interest income .................................           384.8             379.3
Provision for credit losses ...........................            37.0              31.0
                                                              ---------------------------
  Net interest income after provision for credit losses           347.8             348.3
Nonrecurring income ...................................            --               175.4
Other noninterest income ..............................           225.8             208.1
Nonrecurring charges ..................................            --               126.8
Other noninterest expense .............................           296.0             297.6
                                                              ---------------------------
  Income before income taxes ..........................           277.6             307.4
Taxable-equivalent adjustment .........................             4.8               4.7
Income taxes ..........................................           101.0             125.9
                                                              ---------------------------
  Net income ..........................................       $   171.8         $   176.8
                                                              ===========================
Return on average assets ..............................            2.00%             2.03%
Return on average common equity .......................            23.1              23.2
Net interest margin ...................................            4.98              4.86
Efficiency ratio ......................................            48.5              56.7
Efficiency ratio before nonrecurring items ............            48.5              50.7
                                                              ---------------------------
Per Common Share:
Net income ............................................       $    1.27         $    1.28
Dividends paid ........................................           .4650             .4125
=========================================================================================


     Operating results reflect acquisition and divestiture activity. On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated ("Comerica"). This business serves approximately 860 municipal and corporate clients with 2,400 bond issues.

     On February 27, 1997, the Company securitized and sold $420 million of corporate charge card receivables. The five-year, fixed-rate securities were sold through the First Bank Corporate Card Master Trust, a special purpose entity.

     On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier which had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. In the first quarter of 1996, the Company sold its residential mortgage servicing and loan production business, and during the fourth quarter of 1995 and the first quarter of 1996, the Company completed its acquisition of the corporate trust business of BankAmerica.

     On March 20, 1997, the Company and U. S. Bancorp ("USBC") announced that they had entered into a definitive agreement for the Company to acquire USBC. The Company will exchange .755 shares of its common stock for each share of USBC common stock. The combined institution, which will use the U. S. Bancorp name, will have approximately $70 billion in assets, and serve 3.9 million households through 995 branches and 4,565 automated teller machines ("ATMs") in 17 contiguous states. The transaction, which will qualify as a tax-free reorganization and be accounted for as a pooling-of-interests, is subject to shareholder and regulatory approvals and is expected to close in the third quarter of 1997.

LINE OF BUSINESS FINANCIAL REVIEW

Financial performance is measured by major lines of business, which include:
Retail Banking, Payment Systems, Business Banking and Private Financial Services, Commercial Banking, and Corporate Trust and Institutional Financial Services. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During first quarter 1997 certain organization and methodology changes were made and 1996 results are presented on a consistent basis.

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and ATMs. Net income was $58.7 million in the first quarter of 1997 compared with $55.7 million in the same period of 1996. First quarter return on assets increased to 1.91 percent from 1.73 percent in the same quarter a year ago.


TABLE 2   LINE OF BUSINESS FINANCIAL PERFORMANCE


                                                          Retail                       Payment                Business Banking and
                                                         Banking                       Systems            Private Financial Services
                                               ----------------------------- --------------------------- ---------------------------
For the Three Months Ended March 31                                Percent                      Percent                      Percent
(Dollars in Millions)                            1997     1996      Change      1997    1996     Change      1997      1996   Change
------------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) .................. $ 192.7  $ 192.4        .2%    $ 35.9  $ 38.0      (5.5)%     $95.1     88.4    7.6%
Provision for credit losses ..................     4.1      6.2     (33.9)      27.0    19.2      40.6         3.3      3.0   10.0
Noninterest income ...........................    39.1     40.0      (2.3)      85.9    68.7      25.0        33.5     27.8   20.5
Noninterest expense ..........................   132.8    136.4      (2.6)      54.2    49.0      10.6        52.8     45.9   15.0
Income taxes and
  taxable-equivalent adjustment                   36.2     34.1                 15.5    14.8                  27.6     25.7
                                               ----------------               --------------                ---------------
Income before nonrecurring items ............. $  58.7  $  55.7       5.4     $ 25.1  $ 23.7       5.9      $ 44.9   $ 41.6    7.9
                                               ================               ==============                ===============
Net nonrecurring items (after-tax) ...........
  Net income .................................

AVERAGE BALANCE SHEET DATA:

Commercial loans ............................. $   561  $   482      16.4     $1,130  $  935      20.9      $6,993   $6,403    9.2
Consumer loans, excluding
 residential mortgage ........................   6,671    6,254       6.7      2,776   2,500      11.0         474      442    7.2
Residential mortgage loans ...................   2,873    3,762     (23.6)        --      --        --         122      109   11.9
Assets .......................................  12,440   12,941      (3.9)     4,685   4,324       8.3       9,896    9,293    6.5
Deposits .....................................  16,089   16,942      (5.0)        35      44     (20.5)      3,720    3,336   11.5
Common equity ................................     961    1,034      (7.1)       354     344       2.9         918      847    8.4
                                               ----------------               ---------------               ---------------
Return on average assets .....................    1.91%    1.73%                2.17%   2.20%                 1.84%    1.80%
Return on average common equity ("ROCE") .....    24.8     21.7                 28.8    27.7                  19.8     19.8
Net tangible ROCE** ..........................    46.5     38.1                 46.7    44.3                  37.3     32.3
Efficiency ratio .............................    57.3     58.7                 44.5    45.9                  41.1     39.5
Efficiency ratio on a cash basis** ...........    54.5     56.2                 42.7    43.3                  38.7     38.0
==================================================================================================================================

*    Not meaningful
** Calculated by excluding goodwill and other intangibles and the related amortization.
     Note: The Company's mortgage banking operations, which were sold in first quarter 1996, and nonrecurring items are included in "Other".

Net tangible return on average common equity increased to 46.5 percent compared with 38.1 percent in the first quarter of the prior year.

     Net interest and noninterest income remained relatively flat in the first quarter of 1997 as compared to the same period in the prior year, reflecting growth in core commercial and consumer assets offset by runoff in the residential mortgage loan portfolio. First quarter 1997 noninterest expense decreased 3 percent to $132.8 million from the first quarter of 1996, reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to 54.5 percent in the first quarter of 1997 compared with 56.2 percent in the first quarter of 1996.

PAYMENT SYSTEMS-- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Net income increased 6 percent in the first quarter of 1997 to $25.1 million compared with $23.7 million in the first quarter of 1996. Return on average assets was 2.17 percent, compared with 2.20 percent in the first quarter of 1996, and net tangible return on average common equity was 46.7 percent compared with 44.3 percent for the same quarter in the previous year.

     Fee-based noninterest income increased 25 percent in the first quarter of 1997 compared with the same period in 1996. The increases were due to growth in the sales volume of the Corporate Card, the Purchasing Card, and the FBS WorldPerks(R) VISA(R) card. Net interest income decreased due to the change in the loan mix. Average commercial loans, which are primarily noninterest earning Corporate and Purchasing Card balances, comprised approximately 29 percent of the portfolio during the first quarter of 1997 compared with 27 percent in first quarter of 1996. The increase in the provision for credit losses reflects higher net charge-offs on credit card loans. Noninterest expense increased due to higher variable transaction costs related to increased sales volume. The efficiency ratio on a cash basis improved to 42.7 percent in the first quarter of 1997 from 43.3 percent in the first quarter of 1996.

BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Business Banking and Private Financial Services includes middle-market banking services, private banking, and personal trust. Net income increased 8 percent to $44.9 million compared with the first quarter of 1996. Return on average assets was 1.84 percent compared with 1.80 percent in the first quarter of 1996, and net tangible return on average common equity was 37.3 percent compared with 32.3 percent in the first quarter of the prior year.


(CONTINUED WIDE TABLE 2 FROM ABOVE)

                                      Corporate Trust and
             Commercial              Institutional Financial                              Consolidated
               Banking                      Services                  Other                  Company
--------------------------------- ----------------------------- ------------------ ------------------------------
                         Percent                      Percent                                             Percent
      1997     1996      Change      1997    1996     Change      1997      1996      1997       1996     Change
-----------------------------------------------------------------------------------------------------------------

    $  50.3  $  49.3       2.0%    $ 10.8  $  7.9      36.7%     $  --    $  3.3    $ 384.8    $  379.3     1.5%
        2.6      2.6       --         --      --        --          --       --        37.0        31.0    19.4
       15.1     17.5     (13.7)      52.2    49.6       5.2         --       4.5      225.8       208.1     8.5
       19.4     19.4      --         36.8    35.0       5.1         --      11.9      296.0       297.6     (.5)

       16.5     17.1                 10.0     8.6                   --      (1.6)     105.8        98.7
    ----------------               --------------                ---------------    -------------------
    $  26.9  $  27.7      (2.9)    $ 16.2  $ 13.9      16.5         --      (2.5)     171.8       160.1     7.3
    ================               ==============
                                                                    --      16.7        --         16.7
                                                                 ---------------    -------------------
                                                                 $  --    $ 14.2    $ 171.8     $ 176.8    (2.8)
                                                                 ===============    ===================

    $ 5,308  $ 5,223       1.6     $  --   $  --        --       $  --    $  --     $13,992     $13,043     7.3

        --       --        --         --      --        --          --       --       9,921       9,196     7.9
        --       --        --         --      --        --          --       219      2,995       4,090   (26.8)
      6,718    6,921      (2.9)     1,179   1,172        .6         --       393     34,918      35,044     (.4)
      1,526    1,504       1.5      1,212     892      35.9         --       329     22,582      23,047    (2.0)
        470      484      (2.9)       308     283       8.8         --        40      3,011       3,032     (.7)
    ----------------               --------------                ---------------    -------------------
       1.62%    1.61%                   *       *                                      2.00%       1.84%
       23.2     23.0                 21.3%   19.8%                                     23.1        21.0
       24.2     24.0                 40.9    39.1                                      38.5        33.6
       29.7     29.0                 58.4    60.9                                      48.5        50.7
       29.2     28.6                 50.5    53.2                                      45.2        47.6
=================================================================================================================

     Net interest income increased 8 percent, reflecting growth in average loans balances. The 21 percent increase in noninterest income resulted primarily from acquisitions. Noninterest expense increased in the first quarter of 1997, compared to the same period of 1996, reflecting the impact of acquisitions. The efficiency ratio on a cash basis was 38.7 percent, compared with 38.0 percent in the first quarter of 1996.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies. First quarter 1997 net income was $26.9 million, compared with $27.7 million in the first quarter of 1996. First quarter 1997 return on average assets was 1.62 percent compared with 1.61 percent in the first quarter of 1996. Net tangible return on average common equity was 24.2 percent in the first quarter of 1997 compared with 24.0 percent in the first quarter of 1996.

     First quarter 1997 noninterest income decreased 14 percent from the first quarter of 1996. However, excluding a $3.1 millon gain on the sale of assets in the first quarter of 1996, noninterest income increased 5 percent from the first quarter of 1996. The efficiency ratio on a cash basis remained low at 29.2 percent in the first quarter of 1997 compared with 28.6 percent in the first quarter of 1996.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Net income increased 17 percent to $16.2 million in the first quarter of 1997 compared with the same period in the prior year. The net tangible return on average common equity was 40.9 percent in the first quarter of 1997 compared with 39.1 percent in the first quarter of 1996.

     Net interest income increased 37 percent in the first quarter of 1997 compared with the first quarter of 1996, reflecting the acquisitions of the corporate trust businesses of BankAmerica and Comerica Incorporated. The efficiency ratio on a cash basis improved to 50.5 percent in the first quarter compared with 53.2 percent in the first quarter of 1996, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

TABLE 3  ANALYSIS OF NET INTEREST INCOME


                                                             Three Months Ended
                                                            --------------------
                                                           March 31    March 31
(Dollars In Millions)                                          1997        1996
--------------------------------------------------------------------------------
Net interest income (taxable-equivalent basis) ..........   $ 384.8     $ 379.3
                                                            ====================
Average balances of earning assets supported by:
  Interest-bearing liabilities ..........................   $24,468     $24,661
  Noninterest-bearing liabilities .......................     6,885       6,710
                                                            --------------------
    Total earning assets ................................   $31,353     $31,371
                                                            ====================
Average yields and weighted average rates (taxable-
   equivalent basis):
 Earning assets yield ...................................      8.55%       8.45%
 Rate paid on interest-bearing liabilities ..............      4.58        4.57
                                                            --------------------
Gross interest margin ...................................      3.97%       3.88%
                                                            ====================
Net interest margin .....................................      4.98%       4.86%
                                                            ====================
Net interest margin without taxable-equivalent increments      4.92%       4.80%
================================================================================


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $384.8 million in the first quarter of 1997, an increase of $5.5 million from the first quarter of 1996. The improvement was primarily attributable to an increase in loan fees, the corporate card securitization and a more favorable mix of earning assets, including an increase in average loans of $579 million (2 percent) from the first quarter of 1996. Excluding mortgage-related loan balances and the effect of the February 1997 corporate card securitization, average loans for the first quarter were higher by $2.0 billion (10 percent) than the first quarter of 1996. This increase reflected growth in core commercial and consumer loans, as well as the February 1996 FirsTier acquisition. Average securities decreased $682 million reflecting both maturities and sales.

     The average cost of interest-bearing liabilities in the first quarter of 1997 was essentially unchanged from that of the first quarter of last year. Average interest-bearing deposits and short-term borrowings decreased $1.1 billion (5 percent) compared with 1996, while average long-term debt and trust preferred securities increased $916 million. The decline in average deposit balances reflects consumers moving funds into alternative investment vehicles. The change in the mix of interest-bearing liabilities was offset by an overall decrease in market interest rates in the first quarter of 1997 from the first quarter of 1996.

     The net interest margin in the first quarter of 1997 was 4.98 percent, compared with 4.86 percent in the first quarter of 1996, reflecting increases in loan fees, the corporate card securitization and a favorable asset mix.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $37.0 million in the first quarter of 1997, up $6.0 million (19 percent) from the first quarter of 1996. Net charge-offs totaled $41.3 million, up $7.8 million (23 percent) from the same quarter a year ago and up $.7 million (2 percent) from the fourth quarter of 1996. These increases resulted from increased loan volumes and higher consumer net charge-offs. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME First quarter 1997 noninterest income was $225.8 million, an increase of $17.7 million before nonrecurring items, from the first quarter of 1996. The improvement resulted primarily from growth in trust fees and credit card fee revenue and the addition of FirsTier, partially offset by the loss of revenues from the Company's mortgage banking operations, which were sold in the first quarter of 1996.


TABLE 4  NONINTEREST INCOME

                                                            Three Months Ended
                                                           --------------------
                                                          March 31    March 31
(Dollars In Millions)                                         1997        1996
-------------------------------------------------------------------------------
Credit card fee revenue ............................        $ 77.3      $ 62.8
Trust fees .........................................          66.0        56.2
Service charges on deposit accounts ................          36.4        33.9
Investment products fees and commissions ...........           8.6         8.5
Trading account profits and commissions ............           3.1         2.7
Other ..............................................          34.4        44.0
                                                            -------------------
  Subtotal .........................................         225.8       208.1

Termination fee, net ...............................           --        115.0
Gain on sale of mortgage banking operations ........           --         45.8
Securities gains ...................................           --         14.6
                                                            -------------------
  Nonrecurring gains ...............................           --        175.4
                                                            -------------------
    Total noninterest income .......................        $225.8      $383.5
===============================================================================

     Credit card fee revenue increased $14.5 million (23 percent) from the first quarter of 1996 as a result of higher sales volumes for Purchasing and Corporate cards and the First Bank WorldPerks VISA card. Trust fees were up over the first quarter of 1996 by $9.8 million (17 percent) due to core growth in personal, corporate and institutional trust businesses and acquisitions. Service charges on deposit accounts increased $2.5 million (7 percent) over the first quarter of 1996, reflecting the acquisition of FirsTier. Other noninterest income decreased $9.2 million (20 percent) from the first quarter of 1996 primarily due to the divestiture of the Company's mortgage banking operations.

     Noninterest income in first quarter 1996 included nonrecurring gains of $175.4 million, including $115 million, net of expenses, received from the termination of the First Interstate Bancorp merger agreement; a $45.8 million gain on the sale of the Company's mortgage banking operations; and $14.6 million in net securities gains.

NONINTEREST EXPENSE First quarter 1997 noninterest expense was $296.0 million, a decrease of $1.6 million, before nonrecurring items, from the first quarter of 1996. The reduction in operating expenses was achieved as a result of effective acquisition integration and ongoing expense control. Excluding nonrecurring items, the Company's efficiency ratio improved to 48.5 percent for the quarter from 50.7 percent for the same quarter a year ago.

     Total salaries and benefits expense for the first quarter of 1997, excluding nonrecurring charges, remained relatively flat at $141.4 million, compared with $142.2 million for the first quarter of 1996. Average full-time equivalent employees decreased 5 percent, to 12,548 in the first quarter of 1997, from 13,246 in the first quarter of 1996. Amortization of goodwill and intangibles for the first quarter of 1997, excluding nonrecurring items, increased $1.9 million (11 percent), over the first quarter of last year, as a result of acquisitions. FDIC insurance expense was lower by $2.1 million in the first quarter of 1997 as a result of a rate reduction.

     Nonrecurring charges recorded in the first quarter of 1996 totaled $126.8 million, including: merger and integration charges of $31.3 million for the acquisitions of FirsTier and the BankAmerica corporate trust business; $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to their estimated fair value; $10.1 million for a one-time $750 per-employee bonus to thank employees for staying focused on customers and shareholder value during the bid for First Interstate Bancorp; and, $17.3 million to acquire credit card and revolving credit software and write-off miscellaneous assets.

TABLE 5   NONINTEREST EXPENSE

                                                            Three Months Ended
                                                           -------------------
                                                           March 31   March 31
(Dollars in Millions, Except Per Employee Data)                1997       1996
------------------------------------------------------------------------------
Salaries** ..............................................   $ 114.9    $ 114.2
Employee benefits** .....................................      26.5       28.0
                                                            ------------------
     Total personnel expense ............................     141.4      142.2
Net occupancy ...........................................      25.0       25.8
Furniture and equipment .................................      21.7       23.8
Goodwill and other intangible assets** ..................      19.8       17.9
Other personnel costs ...................................      10.0        9.7
Professional services** .................................      10.0        8.3
Advertising and marketing ...............................       8.5        6.8
Telephone ...............................................       5.9        5.8
Third party data processing .............................       5.7        5.4
Postage .................................................       5.6        6.2
Printing, stationery and supplies .......................       5.1        6.0
FDIC insurance ..........................................       1.4        3.5
Other** .................................................      35.9       36.2
                                                            ------------------
     Subtotal ...........................................     296.0      297.6
Merger-related ..........................................       --        31.3
Branch distribution resizing ............................       --        38.6
Goodwill and other intangible assets valuation adjustment       --        29.5
Special employee bonus ..................................       --        10.1
Other ...................................................       --        17.3
                                                            ------------------
     Nonrecurring charges ...............................       --       126.8
                                                            ------------------
          Total noninterest expense .....................   $ 296.0    $ 424.4
                                                            ==================
Efficiency ratio* .......................................      48.5%      56.7%
Efficiency ratio before nonrecurring items ..............      48.5       50.7
Average number of full-time equivalent employees ........    12,548     13,246
Annualized personnel expense per employee** .............   $45,075    $42,941
==============================================================================

* Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.
**   Before effect of nonrecurring items.

PROVISION FOR INCOME TAXES The provision for income taxes was $101.0 million in the first quarter of 1997, compared with $125.9 million in the first quarter of 1996. The decrease was primarily the result of a lower level of taxable income in the first quarter of 1997, compared to the same quarter last year, due to several nonrecurring items occurring in the first quarter of 1996, as discussed above.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $27.2 billion at March 31, 1997 compared with $27.1 billion at December 31, 1996. The Company's portfolio of commercial loans totaled $14.4 billion at March 31, 1997, up $285 million from December 31, 1996, despite $420 million of corporate charge card receivables securitized and sold in the first quarter of 1997. The increase was primarily attributable to growth in large corporate, middle-market business and agricultural-related business lending. Total consumer loan outstandings were $12.8 billion at March 31, 1997, compared with $13.0 billion at December 31, 1996, reflecting lower residential mortgage-related and credit card balances.

SECURITIES At March 31, 1997, securities were $3.4 billion compared with $3.6 billion at December 31, 1996, reflecting both maturities and sales during the first quarter of 1997.

DEPOSITS Noninterest-bearing deposits were $7.3 billion at March 31, 1997, compared with $7.9 billion at December 31, 1996. Interest-bearing deposits totaled $16.2 billion at March 31, 1997, compared with $16.5 billion at December 31, 1996. The decreases in these balances generally reflect customers moving funds into alternative investment vehicles.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $3.8 billion at March 31, 1997, down slightly from $4.1 billion at year-end 1996. The decrease was primarily due to the net maturity of $380 million of short-term bank notes during the first quarter of 1997.

     Long-term debt was $4.3 billion at March 31, 1997, up from $3.6 billion at December 31, 1996. The Company issued $846 million of medium-term debt and bank notes during the first quarter of 1997. The effect of these issuances was partially offset by the first quarter 1997 maturity of approximately $90 million of Federal Home Loan Bank Advances and $50 million of medium-term notes.

CORPORATE RISK MANAGEMENT

CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies, and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle-market companies within their regions.

     In evaluating its credit risk, the Company considers its loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's primary operating region, which includes Minnesota, Colorado, Nebraska, North Dakota, Montana, South Dakota, Illinois, Wisconsin, Iowa, Kansas, and Wyoming, compare favorably with national trends. Approximately 80 percent of the Company's loan portfolio consists of credit to businesses and consumers in this operating region.

ANALYSIS OF NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $41.3 million in the first quarter of 1997 and $33.5 million in the first quarter of 1996. Commercial loan net recoveries for the quarter were $6.8 million compared with $3.5 million in the first quarter of 1996. Consumer loan net charge-offs increased $11.1 million from the first quarter of 1996, reflecting higher average nonmortgage loan balances and higher loss ratios in several categories, including fraud and bankruptcies. Consumer loans 30 days or more past due declined to 1.87 percent of the portfolio at March 31, 1997, compared with 2.12 percent at December 31, 1996. The ratio of total net charge-offs to average loans was .62 percent in the first quarter of 1997 compared with .51 percent in the first quarter of 1996.

TABLE 6  NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                            Three Months Ended
                                                            ------------------
                                                            March 31  March 31
                                                                1997      1996
------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .........................................           .02%     (.12)%
  Real estate:
    Commercial mortgage ..............................         (1.12)     (.12)
    Construction .....................................           .73       --
                                                               ---------------
    Total commercial .................................          (.20)     (.11)

CONSUMER:
  Residential mortgage ...............................           .07       .08
  Credit card ........................................          3.86      3.01
  Other ..............................................          1.20      1.05
                                                               ---------------
    Total consumer ...................................          1.51      1.12
                                                               ---------------
    Total ............................................           .62%      .51%
==============================================================================


TABLE 7  SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                            Three Months Ended
                                                          ---------------------
                                                          March 31     March 31
(Dollars In Millions)                                         1997         1996
-------------------------------------------------------------------------------
Balance at beginning of period .........................    $516.5       $473.5
CHARGE-OFFS:
     Commercial:
        Commercial .....................................       5.3          5.7
        Real estate:
            Commercial mortgage ........................        .8          5.5
            Construction ...............................       1.2          --
                                                            -------------------
            Total commercial ...........................       7.3         11.2
     Consumer:
        Residential mortgage ...........................        .6          1.0
        Credit card ....................................      29.6         21.2
        Other ..........................................      26.7         23.1
                                                            -------------------
            Total consumer .............................      56.9         45.3
                                                            -------------------
            Total ......................................      64.2         56.5
RECOVERIES:
     Commercial:
        Commercial .....................................       4.8          8.3
        Real estate:
            Commercial mortgage ........................       9.3          6.4
            Construction ...............................       --           --
                                                            -------------------
            Total commercial ...........................      14.1         14.7
     Consumer:
        Residential mortgage ...........................        .1           .2
        Credit card ....................................       3.2          2.5
        Other ..........................................       5.5          5.6
                                                            -------------------
            Total consumer .............................       8.8          8.3
                                                            -------------------
            Total ......................................      22.9         23.0
NET CHARGE-OFFS:
     Commercial:
        Commercial .....................................        .5         (2.6)
        Real estate:
            Commercial mortgage ........................      (8.5)         (.9)
            Construction ...............................       1.2          --
                                                            -------------------
            Total commercial ...........................      (6.8)        (3.5)
     Consumer:
        Residential mortgage ...........................        .5           .8
        Credit card ....................................      26.4         18.7
        Other ..........................................      21.2         17.5
                                                            -------------------
            Total consumer .............................      48.1         37.0
                                                            -------------------
            Total ......................................      41.3         33.5
Provision charged to operating expense .................      37.0         31.0
Additions related to acquisitions and other ............       --          59.1
                                                            -------------------
Balance at end of period ...............................    $512.2       $530.1
                                                            ===================
Allowance as a percentage of period-end loans ..........      1.88%        1.97%
Allowance as a percentage of nonperforming loans .......       446          461
Allowance as a percentage of nonperforming assets ......       381          337
===============================================================================


TABLE 8  DELINQUENT LOAN RATIOS*

                                                       March 31   December 31
90 days or more past due                                   1997          1996
-----------------------------------------------------------------------------
COMMERCIAL:
     Commercial ...................................         .39%          .50%
     Real estate:
        Commercial mortgage .......................         .94          1.00
        Construction ..............................        1.74          1.56
                                                          -------------------
        Total commercial ..........................         .54           .63
CONSUMER:
     Residential mortgage .........................        1.25          1.28
     Credit card ..................................         .58           .61
     Other ........................................         .36           .35
                                                          -------------------
         Total consumer ...........................         .61           .63
                                                          -------------------
         Total ....................................         .58%          .63%
=============================================================================

* Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At March 31, 1997, nonperforming assets totaled $134.6 million, down $3.1 million (2 percent) from December 31, 1996 and $22.5 million (14 percent) from March 31, 1996. The ratio of nonperforming assets to loans and other real estate was .50 percent at March 31, 1997, down slightly from .51 percent at December 31, 1996, and .58 percent at March 31, 1996. Accruing loans 90 days or more past due totaled $41.5 million at March 31, 1997, compared with $49.6 million at December 31, 1996. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were 1.87 percent of the consumer loan portfolio at March 31, 1997, compared with 2.12 percent at December 31, 1996. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .61 percent at March 31, 1997, compared with .63 percent at December 31, 1996.


TABLE 9  NONPERFORMING ASSETS*

                                                          March 31  December 31
(Dollars In Millions)                                         1997         1996
-------------------------------------------------------------------------------
COMMERCIAL:
     Commercial ..........................................  $ 36.2       $ 44.5
     Real estate:
         Commercial mortgage .............................    28.7         30.8
         Construction ....................................    11.8         10.2
                                                            -------------------
         Total commercial ................................    76.7         85.5
CONSUMER:
     Residential mortgage ................................    33.1         31.2
     Other ...............................................     5.1          3.7
                                                            -------------------
         Total consumer ..................................    38.2         34.9
                                                            -------------------
         Total nonperforming loans .......................   114.9        120.4
OTHER REAL ESTATE ........................................    14.5         13.5
OTHER NONPERFORMING ASSETS ...............................     5.2          3.8
                                                            -------------------
         Total nonperforming assets ......................  $134.6       $137.7
                                                            ===================
Accruing loans 90 days or more past due ..................  $ 41.5       $ 49.6
Nonperforming loans to total loans .......................     .42%         .44%
Nonperforming assets to total loans plus other real estate     .50          .51
===============================================================================

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

NET INTEREST INCOME SIMULATION: The Company has developed a net interest income simulation model to measure near-term (next 12 months) risk due to changes in interest rates. The model is particularly useful because it incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. The balance sheet changes are based on forecasted prepayments of loans and securities, loan and deposit growth, and historical pricing spreads. The model is updated monthly with the current balance sheet structure and the current forecast of expected balance sheet changes. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening and steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in the key assumptions, such as the Prime/LIBOR spread. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO has established guidelines, approved by the Company's Board of Directors, that limit the estimated change in net interest income over the succeeding 12 months to 2 percent of forecasted net interest income, assuming static Prime/LIBOR spreads and modest changes in deposit pricing lags, given a 1 percent change in interest rates.

MARKET VALUE/DURATION ANALYSIS: One of the limiting factors of the net interest income simulation model is its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one to two years. The Company measures this longer-term component of interest rate risk (referred to as market value or duration risk) by modeling the effect of interest rate changes on the estimated discounted future cash flows of the Company's assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits approved by the Company's Board of Directors.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the repricing amounts of the interest rate sensitive assets and liabilities. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing interest rate risk beyond one year and has established limits, approved by the Company's Board of Directors, for gap positions in the one- to three-year time periods.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions (primarily interest rate swaps), investing in fixed rate assets or issuing variable rate liabilities. To a lesser degree, the Company also uses interest rate caps and floors to hedge this risk. The Company does not enter into derivative contracts for speculative purposes.


TABLE 10 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At March 31, 1997 (Dollars in Millions)
----------------------------------------------------------------------------
                                                  Weighted          Weighted
                                                   Average           Average
Receive Fixed Swaps*              Notional   Interest Rate     Interest Rate
Maturity Date                       Amount        Received              Paid
----------------------------------------------------------------------------
1997 (remaining nine months) .      $  125            7.45%             5.47%
1998 .........................         681            5.97              5.49
1999 .........................         530            6.42              5.52
2000 .........................         175            6.59              5.50
2001 .........................         205            6.56              5.46
After 2001** .................         955            6.95              5.51
                                    ------
Total ........................      $2,671            6.57%             5.50%
============================================================================

* At March 31, 1997, the Company had no hedging swaps in its portfolio that required it to pay fixed-rate interest.
** Of the amount maturing after the year 2001, $925 million hedges fixed-rate subordinated notes.

     As of March 31, 1997, the Company received payments on $2.7 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had an average fixed rate of 6.57 percent and an average variable rate, which is tied to various LIBOR rates, of 5.50 percent. The remaining maturity of these agreements ranges from four months to 10.5 years with an average remaining maturity of 4.07 years. Swaps increased net interest income for the quarters ended March 31, 1997 and 1996 by $6.4 million and $7.9 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. The total notional amount of cap agreements purchased as of March 31, 1997, was $100 million. To hedge against falling interest rates, the Company uses interest rate floors. The total notional amount of floor agreements purchased as of March 31, 1997, was $1.1 billion. LIBOR-based floors totaled $800 million and Constant Maturity Treasury floors totaled $300 million. The impact of caps and floors on net interest income was not material for the quarters ended March 31, 1997 and 1996.

CAPITAL MANAGEMENT At March 31, 1997, total tangible common equity was $2.3 billion, or 6.6 percent of assets, compared with 6.7 percent at December 31, 1996. Tier 1 and total risk-based capital ratios were 7.2 percent and 12.0 percent at March 31, 1997, and December 31, 1996. The March 31, 1997 leverage ratio increased to 6.9 percent from 6.8 percent at year-end 1996.

     On February 21, 1996, the Board of Directors authorized the repurchase of up to 25.4 million common shares through December 1997. The Company purchased
17.0 million shares under this authorization, including 1.9 million in the first quarter of 1997. The Board of Directors rescinded this authorization on March 19, 1997, due to the announcement of the USBC acquisition.

ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement uses a "financial components" approach which focuses on control to determine whether the assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal rights to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. If control is retained, the transaction is then considered to be a financing. The adoption of SFAS 125 did not have a material effect on the Company. SFAS 125 has been amended (SFAS 127), deferring for one year its adoption in the accounting for securities lending, repurchase agreements and other secured financing transactions. The eventual adoption of SFAS 125 relating to these transaction types is not expected to have a material effect on the Company.

TABLE 11  CAPITAL RATIOS

                                                      March 31   December 31
(Dollars in Millions)                                     1997          1996
----------------------------------------------------------------------------
Tangible common equity* ..........................      $2,342        $2,385
   As a percent of assets ........................         6.6%          6.7%

Tier 1 capital ...................................      $2,326        $2,355
   As a percent of risk-adjusted assets ..........         7.2%          7.2%

Total risk-based capital .........................      $3,898        $3,943
   As a percent of risk-adjusted assets ..........        12.0%         12.0%

Leverage ratio ...................................         6.9           6.8
============================================================================

*    Defined as common equity less goodwill.

EARNINGS PER SHARE SFAS 128, "Earnings per Share," supercedes APB Opinion 15 "Earnings per Share," by replacing the method currently used to compute earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. Diluted earnings per share will be calculated similarly to the current fully diluted earnings per share. SFAS 128 is effective for periods ending after December 15, 1997, with earlier application prohibited. After the effective date, all prior period earnings per share data presented shall be restated to conform to the provisions of this statement. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.

DERIVATIVE FINANCIAL INSTRUMENTS "Disclosure of Accounting Policies for Derivative Financial Instruments," a final rule issued by the Securities and Exchange Commission, is intended to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments. Specifically, the rule requires descriptions of accounting policies for derivatives and quantitative and qualitative information about market risk for derivatives that is to be presented outside of the financial statements. These disclosure requirements are effective with the 1997 year-end financial statements.


CONSOLIDATED BALANCE SHEET

                                                         March 31   December 31
(In Millions, Except Shares)                                 1997          1996
-------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Cash and due from banks ...............................   $ 2,483       $ 2,413
Federal funds sold ....................................        54            32
Securities purchased under agreements to resell .......       531           795
Trading account securities ............................       105           146
Available-for-sale securities .........................     3,373         3,555
Loans .................................................    27,173        27,128
   Less allowance for credit losses ...................       512           517
                                                          ---------------------
   Net loans ..........................................    26,661        26,611
Bank premises and equipment ...........................       393           404
Interest receivable ...................................       200           202
Customers' liability on acceptances ...................       188           169
Other assets ..........................................     2,012         2,162
                                                          ---------------------
       Total assets ...................................   $36,000       $36,489
                                                          =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing ................................   $ 7,254       $ 7,871
   Interest-bearing ...................................    16,169        16,508
                                                          ---------------------
       Total deposits .................................    23,423        24,379
Federal funds purchased ...............................     1,498         1,204
Securities sold under agreements to repurchase ........       534           819
Other short-term funds borrowed .......................     1,762         2,074
Long-term debt ........................................     4,257         3,553
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely the
 junior subordinated debentures of FBS ................       300           300
Acceptances outstanding ...............................       188           169
Other liabilities .....................................     1,037           938
                                                          ---------------------
       Total liabilities ..............................    32,999        33,436
Shareholders' equity:
   Common stock, par value $1.25 a share-authorized
    200,000,000 shares; issued: 3/31/97 and 12/31/96
    -- 141,747,738 shares .............................       177           177
   Capital surplus ....................................     1,162         1,154
   Retained earnings ..................................     2,256         2,165
   Unrealized (loss) gain on securities, net of tax ...       (26)            3
   Less cost of common stock in treasury:
    3/31/97 -- 8,411,715 shares; 12/31/96 --
    6,877,497 shares ..................................      (568)         (446)
                                                          ---------------------
       Total shareholders' equity .....................     3,001         3,053
                                                          ---------------------
       Total liabilities and shareholders' equity .....   $36,000       $36,489
===============================================================================


CONSOLIDATED STATEMENT OF INCOME

                                                           Three Months Ended
                                                         ----------------------
(In Millions, Except Per-Share Data)                     March 31      March 31
(Unaudited)                                                  1997          1996
-------------------------------------------------------------------------------
INTEREST INCOME
Loans ............................................         $586.2        $574.7
Securities:
   Taxable .......................................           51.4          63.8
   Exempt from federal income taxes ..............            6.0           4.9
Other interest income ............................           12.6          11.2
                                                      -------------------------
          Total interest income ..................          656.2         654.6

INTEREST EXPENSE
Deposits .........................................          158.6         167.0
Federal funds purchased and repurchase agreements            31.0          31.4
Other short-term funds borrowed ..................           23.9          32.1
Long-term debt ...................................           56.6          49.5
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely the
 junior subordinated debentures of FBS ...........            6.1           --
                                                      -------------------------
          Total interest expense .................          276.2         280.0
                                                      -------------------------
Net interest income ..............................          380.0         374.6
Provision for credit losses ......................           37.0          31.0
                                                      -------------------------
Net interest income after provision for credit
 losses ..........................................          343.0         343.6

NONINTEREST INCOME
Credit card fee revenue ..........................           77.3          62.8
Trust fees .......................................           66.0          56.2
Service charges on deposit accounts ..............           36.4          33.9
Securities gains .................................            --           14.6
Termination fee ..................................            --          115.0
Gain on sale of mortgage banking operations ......            --           45.8
Other ............................................           46.1          55.2
                                                      -------------------------
          Total noninterest income ...............          225.8         383.5

NONINTEREST EXPENSE
Salaries .........................................          114.9         123.4
Employee benefits ................................           26.5          28.9
Net occupancy ....................................           25.0          25.8
Furniture and equipment ..........................           21.7          23.8
Goodwill and other intangible assets .............           19.8          47.4
Other personnel costs ............................           10.0           9.7
Professional services ............................           10.0           8.3
Merger, integration, and resizing ................            --           69.9
Other ............................................           68.1          87.2
                                                      -------------------------
          Total noninterest expense ..............          296.0         424.4
                                                      -------------------------
Income before income taxes .......................          272.8         302.7
Applicable income taxes ..........................          101.0         125.9
                                                      -------------------------
Net income .......................................         $171.8        $176.8
                                                      =========================
Net income applicable to common equity ...........         $171.8        $175.1
                                                      =========================
EARNINGS PER COMMON SHARE
Average common and common equivalent shares ......    135,525,339   137,020,911
Net income .......................................          $1.27         $1.28
===============================================================================


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                Unrealized
                                        Common                                               Gains/(Losses)
(In Millions, Except Shares)            Shares   Preferred     Common    Capital   Retained  on Securities,     Treasury
(Unaudited)                        Outstanding*      Stock      Stock    Surplus   Earnings     Net of Tax       Stock**      Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995 .....   127,334,568       $103.2     $169.5   $  909.3   $1,918.2       $ 22.5         $(397.8)  $2,724.9
Net income ....................                                                       176.8                                   176.8
Dividends declared:
     Preferred ................                                                        (1.7)                                   (1.7)
     Common ...................                                                       (59.5)                                  (59.5)
Purchase of treasury stock ....    (3,713,727)                                                                    (217.0)    (217.0)
Issuance of common stock:
     Acquisitions .............    16,460,215                    10.7      361.7      (44.4)                       384.2      712.2
     Dividend reinvestment ....        53,514                                                                        3.1        3.1
     Stock option and stock
      purchase plans ..........       694,819                      .2        4.4      (13.1)                        23.2       14.7
Conversion of preferred stock .       253,306         (7.3)                            (7.4)                        14.7        --
Change in unrealized
 gains/(losses) ...............                                                                    (24.0)                     (24.0)
                                  -------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1996 ........   141,082,695       $ 95.9     $180.4   $1,275.4   $1,968.9       $ (1.5)        $(189.6)  $3,329.5
===================================================================================================================================
BALANCE DECEMBER 31, 1996 .....   134,870,241       $  --      $177.2   $1,153.9   $2,164.9       $  2.5         $(445.9)  $3,052.6
Net income ....................                                                       171.8                                   171.8
Common dividends declared .....                                                       (62.0)                                  (62.0)
Purchase of treasury stock ....    (1,914,700)                                                                    (142.0)    (142.0)
Issuance of common stock:
     Dividend reinvestment ....        42,051                                 .5                                     2.8        3.3
     Stock option and stock
      purchase plans ..........       338,431                                7.8      (19.2)                        17.3        5.9
Change in unrealized
 gains/(losses) ...............                                                                    (28.6)                     (28.6)
                                  -------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1997 ........   133,336,023       $  --      $177.2   $1,162.2   $2,255.5       $(26.1)        $(567.8)  $3,001.0
===================================================================================================================================

*        Defined as total common shares less common stock held in treasury.

** Ending treasury shares were 8,411,715 at March 31, 1997; 6,877,497 at December 31, 1996; 3,277,809 at March 31, 1996; and 8,297,756 at
         December 31, 1995.



CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Three Months Ended
                                                          ---------------------
                                                          March 31     March 31
(Unaudited, In Millions)                                      1997         1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
          Net cash provided by operating activities ....  $  537.8     $  189.6
                                                          ---------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
   Loans outstanding ...................................    (472.3)       483.4
   Securities purchased under agreements to resell .....     264.3       (285.3)
Available-for-sale securities:
   Sales ...............................................     288.5        921.4
   Maturities ..........................................     172.6        432.7
   Purchases ...........................................    (325.8)      (371.1)
Proceeds from sales of other real estate ...............       4.9          6.1
Net purchases of bank premises and equipment ...........      (7.0)       (16.7)
Securitization of corporate charge card balances .......     418.1          --
Cash and cash equivalents of acquired subsidiaries .....       --         116.5
Acquisitions, net of cash received .....................     (23.3)       (31.2)
Sales of subsidiary operations .........................       --          53.5
Other -- net ...........................................     (14.6)       (42.6)
                                                          ---------------------
          Net cash provided by investing activities ....     305.4      1,266.7
                                                          ---------------------
FINANCING ACTIVITIES
Net cash (used) provided by:
   Deposits ............................................    (956.1)      (936.2)
   Federal funds purchased and securities sold
    under agreements to repurchase .....................       9.7       (260.9)
   Short-term borrowings ...............................    (312.8)       (86.8)
Long-term debt transactions:
   Proceeds ............................................     846.6        499.0
   Principal payments ..................................    (142.9)      (205.7)
Proceeds from issuance of common stock .................       9.2         17.8
Purchase of treasury stock .............................    (142.0)      (217.0)
Cash dividends .........................................     (62.0)       (61.2)
                                                          ---------------------
          Net cash used by financing activities ........    (750.3)    (1,251.0)
                                                          ---------------------
          Change in cash and cash equivalents ..........      92.9        205.3
Cash and cash equivalents at beginning of period .......   2,444.3      1,871.6
                                                          ---------------------
          Cash and cash equivalents at end of period ...  $2,537.2     $2,076.9
===============================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE B  ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement uses a "financial components" approach which focuses on control to determine whether assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal right to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. If control is retained, the transaction is then considered a financing. The adoption of SFAS 125 did not have a material effect on the Company. SFAS 125 has been amended (SFAS 127), deferring for one year its adoption in the accounting for securities lending, repurchase agreements and other secured financing transactions. The eventual adoption of SFAS 125 relating to these transaction types is not expected to have a material effect on the Company.

EARNINGS PER SHARE SFAS 128, "Earnings per Share," supercedes APB Opinion 15, "Earnings per Share," by replacing the method currently used to compute earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. Diluted earnings per share will be calculated similarly to the current fully diluted earnings per share. SFAS 128 is effective for periods ending after December 15, 1997, with earlier application prohibited. After the effective date, all prior period earnings per share data presented shall be restated to conform to the provisions of this statement. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.

DERIVATIVE FINANCIAL INSTRUMENTS "Disclosure of Accounting Policies for Derivative Financial Instruments," a final rule issued by the Securities and Exchange Commission, is intended to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments. Specifically, the rule requires descriptions of accounting policies for derivatives and quantitative and qualitative information about market risk for derivatives that is to be presented outside of the financial statements. These disclosure requirements are effective with the 1997 year-end financial statements.

NOTE C  BUSINESS COMBINATIONS AND DIVESTITURES

U. S. BANCORP On March 20, 1997, the Company and U. S. Bancorp ("USBC") announced that they had entered into a definitive agreement whereby the Company will exchange .755 shares of its common stock for each share of USBC common stock. The combined institution, which will use the U. S. Bancorp name, will have approximately $70 billion in assets, and serve 3.9 million households through 995 branches and 4,565 ATM's in 17 contiguous states. The transaction, which will qualify as a tax-free reorganization and be accounted for as a pooling-of-interests, is subject to shareholder and regulatory approvals and is expected to close in the third quarter of 1997.

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

                                                        Three Months Ended
(In Millions, Except Per-Share Amounts)                     March 31, 1996
-------------------------------------------------------------------------------
       Net interest income ............................             $389.3
       Net income .....................................              174.6
       Net income per share ...........................               1.22
-------------------------------------------------------------------------------

     The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

NOTE D  SECURITIES

     The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                          March 31, 1997     December 31, 1996
                                       ------------------- ---------------------
                                       Amortized     Fair    Amortized      Fair
(In Millions)                               Cost    Value         Cost     Value
--------------------------------------------------------------------------------
U.S. Treasury ......................      $  355   $  342       $  553    $  545
Mortgage-backed ....................       2,539    2,511        2,454     2,464
Other U.S. agencies ................          30       30           42        41
State and political ................         459      455          466       465
Other ..............................          32       35           36        40
                                          --------------------------------------
         Total .....................      $3,415   $3,373       $3,551    $3,555
================================================================================

NOTE E  LOANS

The composition of the loan portfolio was as follows:

                                                       March 31   December 31
(In Millions)                                              1997          1996
-----------------------------------------------------------------------------
COMMERCIAL:
   Commercial .....................................     $ 9,720       $ 9,456
   Financial institutions .........................         928           905
   Real estate:
      Commercial mortgage .........................       3,062         3,090
      Construction ................................         680           654
                                                        ---------------------
          Total commercial ........................      14,390        14,105
                                                        ---------------------
CONSUMER:
   Residential mortgage ...........................       2,906         3,019
   Residential mortgage held for sale .............          43            42
   Home equity and second mortgage ................       3,295         3,263
   Credit card ....................................       2,647         2,858
   Automobile .....................................       1,985         1,991
   Revolving credit ...............................         747           737
   Installment ....................................         607           607
   Student* .......................................         553           506
                                                        ---------------------
          Total consumer ..........................      12,783        13,023
                                                        ---------------------
          Total loans .............................     $27,173       $27,128
=============================================================================

* All or part of the student loan portfolio may be sold when the repayment period begins.

     At March 31, 1997, the Company had $77 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended March 31, 1997, the average recorded investment in impaired loans was approximately $81 million. No interest income was recognized on these impaired loans during the quarter.

NOTE F  LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                       March 31   December 31
(In Millions)                                              1997          1996
-----------------------------------------------------------------------------
Fixed-rate subordinated notes (6.00% to
  8.35%) - maturities to September 2007 .............    $1,050        $1,050
Step-up subordinated notes - due
  August 15, 2005 ...................................       100           100
Floating-rate subordinated notes - due
  November 30, 2010 .................................       107           107
Federal Home Loan Bank advances
  (4.93% to 7.34%) - maturities to
   March 2011 .......................................       915         1,005
Medium-term notes (5.45% to 5.67%)
  - maturities to January 2001 ......................       577           406
Bank notes (5.36% to 6.38%) - maturities
  to March 2001 .....................................     1,425           800
Other ...............................................        83            85
                                                         --------------------
         Total ......................................    $4,257        $3,553
=============================================================================


NOTE G COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF FBS

On November 26, 1996, FBS Capital I (the "Trust"), a Delaware business trust wholly owned by the Company, completed the sale of $300 million of 8.09 percent Preferred Securities (the "Preferred Securities"). The Trust used the net proceeds from the offering to purchase $309 million aggregate principle amount of 8.09 percent Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures for general corporate purposes.

     The Preferred Securities accrue and pay distributions semi-annually at an annual rate of 8.09 percent of the stated liquidation amount of $1,000 per Preferred Security. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trust.

     The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, on November 15, 2026, or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole (but not in part), on or after November 15, 2006, at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

NOTE H  SHAREHOLDERS' EQUITY

On February 21, 1996, the Board of Directors authorized the repurchase of up to
25.4 million common shares through December 1997. The Company purchased 17.0 million shares under this authorization, including 1.9 million in the first quarter of 1997. The Board of Directors rescinded this authorization on March 19, 1997, due to the announcement of the U. S. Bancorp acquisition. Refer to Note C for further information about the U. S. Bancorp acquisition.

NOTE I  MERGER, INTEGRATION AND RESIZING CHARGES

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

NOTE J  INCOME TAXES

The components of income tax expense were:

                                                          Three Months Ended
                                                        ---------------------
                                                        March 31     March 31
(In Millions)                                               1997         1996
-----------------------------------------------------------------------------
FEDERAL:
Current tax .........................................     $ 80.1       $115.9
Deferred tax provision ..............................       10.3          1.8
                                                          -------------------
    Federal income tax ..............................       90.4        117.7
STATE:
Current tax .........................................        8.9          8.4
Deferred tax provision (credit) .....................        1.7          (.2)
                                                          -------------------
    State income tax ................................       10.6          8.2
                                                          -------------------
    Total income tax provision ......................     $101.0       $125.9
=============================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                         Three Months Ended
                                                       ----------------------
                                                       March 31      March 31
(In Millions)                                              1997          1996
-----------------------------------------------------------------------------
Tax at statutory rate (35%) .........................    $ 95.5        $105.9
State income tax, at statutory rates,
 net of federal tax benefit .........................       6.9           5.3
Tax effect of:
    Tax-exempt interest:
         Loans ......................................      (1.0)         (1.2)
         Securities .................................      (2.1)         (1.7)
    Amortization of goodwill ........................       4.6          16.5
    Other items .....................................      (2.9)          1.1
                                                         --------------------
Applicable income taxes .............................    $101.0        $125.9
=============================================================================

The Company's net deferred tax asset was $221.7 million at March 31, 1997, and $216.2 million at December 31, 1996.


NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the financing needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                        March 31   December 31
(In Millions)                                               1997          1996
------------------------------------------------------------------------------
Commitments to extend credit:
    Commercial ......................................    $ 8,899       $ 8,944
    Corporate and purchasing cards ..................     14,927        13,820
    Consumer credit card ............................     10,443        10,245
    Other consumer ..................................      3,116         3,066
Letters of credit:
    Standby .........................................      1,510         1,447
    Commercial ......................................        264           182
Interest rate swap contracts:
    Hedges ..........................................      2,671         2,656
    Intermediated ...................................        194           174
Options contracts:
    Hedge interest rate floors purchased ............      1,100         1,250
    Hedge interest rate caps purchased ..............        100           100
    Intermediated interest rate and foreign
      exchange caps and floors purchased ............        116           122
    Intermediated interest rate and foreign
      exchange caps and floors written ..............        116           122
Liquidity support guarantees ........................         81            81
Forward contracts ...................................         29            22
Commitments to sell loans ...........................          4             3
Mortgages sold with recourse ........................        110           114
Foreign currency commitments:
    Commitments to purchase .........................        845           870
    Commitments to sell .............................        844           867
==============================================================================


     Activity for the three months ended March 31, 1997, with respect to interest rate swaps which the Company uses to hedge subordinated debt, bank notes, certificates of deposit, deposit accounts, and savings certificates was as follows:

(In Millions)
------------------------------------------------------------------------------
Notional amount outstanding at December 31, 1996 ..................     $2,656
Additions .........................................................        165
Maturities ........................................................       (150)
                                                                        ------
     Notional amount outstanding at March 31, 1997 ................     $2,671
==============================================================================
Weighted average interest rates paid ..............................       5.50%
Weighted average interest rates received ..........................       6.57%
==============================================================================


     The Company received fixed rate interest and paid floating rate interest on all swap hedges as of March 31, 1997. Net unamortized deferred gains, which amortize through the year 2000, were $5.7 million at March 31, 1997.

     LIBOR-based interest rate floors totaling $800 million with an average remaining maturity of 11 months at March 31, 1997, and $950 million with an average remaining maturity of 12 months at December 31, 1996, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors ranged from
3.25 percent to 4.00 percent at March 31, 1997, and December 31, 1996. Constant Maturity Treasury (CMT) interest rate floors totaling $300 million with an average remaining maturity of 16 months at March 31, 1997, and 18 months at December 31, 1996, hedged the pre-payment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 5.60 percent to
5.70 percent at March 31, 1997, and December 31, 1996. The total notional amount of interest rate cap agreements purchased was $100 million with a 3-month LIBOR strike rate of 6.00 percent at March 31, 1997, and December 31, 1996.

NOTE L  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $853 million and $866 million at March 31, 1997, and December 31, 1996, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                          Three Months Ended
                                                        ----------------------
                                                        March 31      March 31
(In Millions)                                               1997          1996
------------------------------------------------------------------------------
Income taxes paid .................................     $    7.9      $   43.5
Interest paid .....................................        296.2         270.2
Net noncash transfers to foreclosed
 property .........................................          4.3           9.7
Change in unrealized gain (loss) on
 available-for-sale securities, net
 of taxes of $17.5 in 1997 and $14.7
 in 1996 ..........................................        (28.6)        (24.0)
                                                        ======================
Cash acquisitions of businesses:
    Fair value of noncash assets acquired .........     $   23.3      $   31.2
    Liabilities assumed ...........................          --            --
                                                        ----------------------
        Net .......................................     $   23.3      $   31.2
                                                        ======================
Stock acquisitions of businesses:
    Fair value of noncash assets acquired .........     $    --       $3,627.9
    Net cash acquired .............................          --          116.5
    Liabilities assumed ...........................          --       (3,032.2)
                                                        ----------------------
        Net value of common stock issued ..........     $    --       $  712.2
==============================================================================


      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                           For the Three Months Ended March 31
                                                      1997                                    1996
-------------------------------------------------------------------------- ---------------------------- ------------------------
                                                                Yields                                     Yields        %Change
(Dollars in Millions)                                              and                                        and        Average
(Unaudited)                             Balance    Interest      Rates          Balance     Interest        Rates        Balance
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
  U.S. Treasury ......................  $   441      $  6.4        5.89%        $   896        $14.0         6.28%        (50.8)%
  Mortgage-backed ....................    2,502        43.6        7.07           2,514         43.3         6.93           (.5)
  State and political ................      460         9.6        8.46             344          7.9         9.24          33.7
  U.S. agencies and other ............       65         1.0        6.24             396          6.1         6.20         (83.6)
                                        -------------------                     --------------------
     Total securities ................    3,468        60.6        7.09           4,150         71.3         6.91         (16.4)
Unrealized (loss) gain on
 available-for-sale securities .......      (11)                                     33                                      **
                                        -------                                 -------
       Net securities ................    3,457                                   4,183                                   (17.4)
Trading account securities ...........       91         1.3        5.79             108          1.3         4.84         (15.7)
Federal funds sold and resale
 agreements ..........................      534         7.1        5.39             490          6.4         5.25           9.0
Loans:
  Commercial:
    Commercial .......................    9,444       186.2        8.00           8,667        174.0         8.07           9.0
    Financial institutions ...........      803         8.9        4.49           1,029         11.7         4.57         (22.0)
  Real estate:
    Commercial mortgage ..............    3,075        67.1        8.85           2,904         66.2         9.17           5.9
    Construction .....................      670        14.4        8.72             443         10.4         9.44          51.2
                                        -------------------                     --------------------
    Total commercial .................   13,992       276.6        8.02          13,043        262.3         8.09           7.3
  Consumer:
    Residential mortgage .............    2,963        58.2        7.97           3,870         74.1         7.70         (23.4)
    Residential mortgage held for sale       32          .6        7.60             220          4.0         7.31         (85.5)
    Home equity and second mortgage ..    3,270        77.1        9.56           2,879         68.8         9.61          13.6
    Credit card ......................    2,776        77.3       11.29           2,500         73.3        11.79          11.0
    Other ............................    3,875        98.0       10.26           3,817         94.3         9.94           1.5
                                        -------------------                     --------------------
       Total consumer ................   12,916       311.2        9.77          13,286        314.5         9.52          (2.8)
                                        -------------------                     --------------------
       Total loans ...................   26,908       587.8        8.86          26,329        576.8         8.81           2.2
  Allowance for credit losses ........      517                                     501                                     3.2
                                        -------                                 -------
    Net loans ........................   26,391                                  25,828                                     2.2
  Other earning assets ...............      352         4.2        4.84             294          3.5         4.79          19.7
                                        --------------------                    --------------------
       Total earning assets* .........   31,353       661.0        8.55          31,371        659.3         8.45           (.1)
  Cash and due from banks ............    1,760                                   1,725                                     2.0
  Other assets .......................    2,333                                   2,416                                    (3.4)
                                        -------                                 -------
       Total assets ..................  $34,918                                 $35,044                                     (.4)%
                                        =======                                 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits .......  $ 6,306                                 $ 6,148                                     2.6%
  Interest-bearing deposits:
    Interest checking ................    2,868         9.3        1.32           3,000         10.2         1.37          (4.4)
    Money market accounts ............    4,414        39.9        3.67           4,078         36.3         3.58           8.2
    Other savings accounts ...........    1,555         8.1        2.11           1,648          8.9         2.17          (5.6)
    Savings certificates .............    6,628        89.3        5.46           7,272         97.6         5.40          (8.9)
    Certificates over $100,000 .......      811        12.0        6.00             901         14.0         6.25         (10.0)
                                        -------------------                     --------------------
       Total interest-bearing deposits   16,276       158.6        3.95          16,899        167.0         3.97          (3.7)
Short-term borrowings ................    4,012        54.9        5.55           4,498         63.5         5.68         (10.8)
Long-term debt .......................    3,880        56.6        5.92           3,264         49.5         6.10          18.9
Company-obligated mandatorily
 redeemable preferred securities of
 subsidiary trust holding solely the
 junior subordinated debentures of FBS      300         6.1        8.09             --           --           --             **
                                        -------------------                     --------------------
       Total interest-bearing
         liabilities .................   24,468       276.2        4.58          24,661        280.0         4.57           (.8)
Other liabilities ....................    1,133                                   1,102                                     2.8
Preferred equity .....................     --                                       101                                      **
Common equity ........................    3,018                                   3,012                                      .2
Unrealized (loss) gain on
 available-for-sale securities, net
 of tax ..............................       (7)                                     20                                      **
                                        -------                                 -------
       Total liabilities and
         shareholders' equity ........  $34,918                                 $35,044                                     (.4)%
                                        =======                                 =======                                    =====
Net interest income ..................               $384.8                                  $379.3
                                                     ======                                  ======
Gross interest margin ................                             3.97%                                     3.88%
                                                                   =====                                     =====
Gross interest margin without
 taxable-equivalent increments .......                             3.91%                                     3.82%
                                                                   =====                                     =====
Net interest margin ..................                             4.98%                                     4.86%
                                                                   =====                                     =====
Net interest margin without
 taxable-equivalent increments .......                             4.92%                                     4.80%
==================================================================================================================

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*        Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.
**       Not meaningful



                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- The 68th Annual Meeting of Shareholders of First Bank System, Inc. was held on Thursday, April 24, 1997, at the Minneapolis Convention Center. John F. Grundhofer, Chairman, President and Chief Executive Officer, presided.

     The holders of 118,099,501 shares of common stock, 88.5 percent of the 133,422,201 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms expiring at the 2000 annual shareholders' meeting. The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997, was approved. The proposal to amend the Company's Executive Incentive Plan to change the maximum payment a participant may receive thereunder was approved. The tabulation for each nominee for office and each proposal is listed in the table below.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                              Number of Shares
                                         ----------------------------------------------------------
                                            For          Withheld
                                         -----------     ---------
Election of Class II Directors:
       Peter H. Coors                    117,010,391     1,089,110
       Norman M. Jones                   117,042,948     1,056,553
       S. Walter Richey                  117,043,373     1,056,128
       Richard L. Robinson               117,033,084     1,066,417
       Walter Scott, Jr.                 116,901,276     1,198,225

                                            For           Against         Abstain          Non-Vote
                                         -----------     ----------      ---------         --------
Other Matters:
  Ratification of appointment of
    Ernst & Young LLP as independent
    auditors                             117,255,887       249,538         594,076              0
  Amendment to Executive Incentive Plan  110,717,502     5,853,958       1,528,041              0


 For a copy of the meeting minutes, please write to the Office of the Secretary, First Bank System, P.O. Box 522, Minneapolis, Minnesota 55480.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         2 Agreement and Plan of Merger, dated as of March 19, 1997, and Stock Option Agreements, dated as of March 20, 1997, by and between First Bank System, Inc. and U. S. Bancorp. Previously filed as Exhibits 2, 99.1 and 99.2 to Form 8-K filed March 20, 1997 and incorporated herein by reference

         10A      First Bank System, Inc. Executive Incentive Plan, as amended*

         10B First Bank System, Inc. Nonqualified Supplemental Executive Retirement Plan, as amended*

         10C      First Bank System, Inc. Executive Deferral Plan, as amended*

         10D First Bank System, Inc. Independent Director Retirement and Death Benefit Plan, as amended*

         10E First Bank System, Inc. Deferred Compensation Plan for Directors, as amended*

         11       Computation of Primary and Fully Diluted Net Income Per Common
                  Share

         12       Computation of Ratio of Earnings to Fixed Charges

         27       Article 9 Financial Data Schedule*

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.


(b) REPORTS ON FORM 8-K

During the three months ended March 31, 1997, the Company filed the following Current Reports on Form 8-K.

         Form 8-K filed March 20, 1997, relating to the announcement of the Company's agreement to acquire U. S. Bancorp, and the analyst presentation made in connection with the announcement.

         Form 8-K filed March 20, 1997, which includes the merger and stock option agreements between the Company and U. S. Bancorp.



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

                                        FIRST BANK SYSTEM, INC.

                                        By: /s/ David J. Parrin
                                            David J. Parrin
                                            Senior Vice President and
                                            Controller (Chief Accounting
                                            Officer and Duly Authorized Officer)

DATE: May 14, 1997





[LOGO] FIRST BANK SYSTEM                                     ---------------
                                                             First Class
P.O. Box 522                                                 U.S. Postage
Minneapolis, Minnesota                                       PAID
55480                                                        Permit No. 2440
                                                             Minneapolis, MN
http://www.fbs.com                                           ---------------




SHAREHOLDER INQUIRIES

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York acts as transfer agent and registrar, dividend paying agent, and dividend reinvestment plan agent for First Bank System ("FBS") and maintains all shareholder records for the corporation. For information about First Bank System stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago's Shareholder Services Center at (800) 446-2617, weekdays, 8:00 a.m. to 10:00 p.m. EST, and Saturdays, 8:00 a.m. to 3:30 p.m. EST. The TDD telephone number for the hearing impaired is (201) 222-4955.

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
(612) 973-2263
First Bank System, Inc.
P.O. Box 522
Minneapolis, MN  55480

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