Form 10-Q
period 1997-06-30
US BANCORP \DE\
filed 1997-08-13
CIK 36104

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q
[X]
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM (NOT APPLICABLE)

                          COMMISSION FILE NUMBER 1-6880

                                  U.S. BANCORP
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            41-0255900
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification no.)

                            601 SECOND AVENUE SOUTH,
                        MINNEAPOLIS, MINNESOTA 55402-4302
              (Address of principal executive offices and Zip Code)

                                  612-973-1111
              (Registrant's telephone number, including area code)

                             FIRST BANK SYSTEM, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report).

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Eexchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                            YES __X__     NO ____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding as of July 31, 1997
      Common Stock, $1.25 Par Value             133,920,465 shares

================================================================================

                                FINANCIAL SUMMARY

                                                          Three Months Ended          Six Months Ended
                                                       -----------------------     -----------------------
                                                         June 30      June 30        June 30       June 30
(Dollars in Millions, Except Per Share Data)                1997         1996           1997          1996
==========================================================================================================
Income before nonrecurring items ..................    $   178.3     $   167.1     $   350.1     $   327.2
Nonrecurring items ................................         --            87.0          --           103.7
                                                       ---------------------------------------------------
Net income ........................................    $   178.3     $   254.1     $   350.1     $   430.9
                                                       ===================================================

PER COMMON SHARE
Primary net income ................................    $    1.32     $    1.81     $    2.59     $    3.09
Fully diluted net income ..........................         1.31          1.78          2.57          3.04
Earnings on a cash basis (fully diluted)* .........         1.46          1.92          2.87          3.51
Dividends paid ....................................        .4650         .4125         .9300         .8250
Common shareholders' equity .......................        23.64         22.68

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Primary income ....................................         1.32          1.18          2.59          2.34
Fully diluted income ..............................         1.31          1.17          2.57          2.31
Earnings on a cash basis (fully diluted)* .........         1.46          1.31          2.87          2.57
                                                       ---------------------------------------------------

FINANCIAL RATIOS
Return on average assets ..........................         2.02%         2.85%         2.01%         2.44%
Return on average common equity ...................         23.4          32.4          23.3          27.9
Efficiency ratio ..................................         47.7          40.8          48.1          48.7
Net interest margin (taxable-equivalent basis) ....         4.91          4.91          4.94          4.89

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets ..........................         2.02          1.87          2.01          1.85
Return on average common equity ...................         23.4          21.3          23.3          21.1
Efficiency ratio ..................................         47.7          50.1          48.1          50.4
                                                       ===================================================

                                                         June 30   December 31
                                                            1997          1996
                                                       -----------------------
PERIOD END
Loans ..............................................   $  27,863     $  27,128
Allowance for credit losses ........................         508           517
Assets .............................................      37,729        36,489
Total shareholders' equity .........................       3,163         3,053
Tangible common equity to total assets** ...........         6.8%          6.7%
Tier 1 capital ratio ...............................         7.4           7.2
Total risk-based capital ratio .....................        12.2          12.0
Leverage ratio .....................................         7.2           6.8
================================================================================

 * Calculated by adding amortization of goodwill and other intangible assets to net income.
** Defined as common equity less goodwill as a percentage of total assets less goodwill.
   Refer to Management's Discussion and Analysis on page 2 for a description of nonrecurring items.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX
PART I -- FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2)..   2
Financial Statements (Item 1)...................................................................  16

PART II -- OTHER INFORMATION
Changes in Securities (Item 2)..................................................................  29
Submission of Matters to a Vote of Security Holders (Item 4)....................................  29
Exhibits and Reports on Form 8-K (Item 6).......................................................  29
Signature.......................................................................................  29
Exhibit 3(a) -- Restated Certificate of Incorporation...........................................  29
Exhibit 3(b) -- By-Laws, as amended.............................................................  29
Exhibit 4  -- Certificate of Designations for U.S. Bancorp 8 1/8% Cumulative Preferred Stock....  29
Exhibit 11 -- Computation of Primary and Fully Diluted Net Income Per Common Share..............  30
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges.................................  31
Exhibit 27 -- Article 9 Financial Data Schedule................................................. ***

***Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

On August 1, 1997, First Bank System, Inc. (the "Company") issued 109.9 million shares to acquire U.S. Bancorp ("USBC") and amended its Certificate of Incorporation to increase the number of common shares which it has authority to issue from 200 million shares to 500 million shares. As of the acquisition date, the combined institution, now known as U.S. Bancorp, had approximately $70 billion in assets, $49 billion in deposits and served nearly four million households and 475,000 businesses in 17 contiguous states from Illinois to Washington. The Company exchanged .755 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options were also converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company, having substantially identical terms. The transaction will be accounted for as a pooling-of-interests. For purposes of this Management's Discussion and Analysis, the information relates only to the former First Bank System, Inc. and does not reflect the impact of the merger with USBC.

EARNINGS SUMMARY -- The Company reported second quarter 1997 operating earnings (net income excluding nonrecurring items) of $178.3 million compared with $167.1 million in the second quarter of 1996. On a fully diluted per share basis, operating earnings were $1.31 in the second quarter of 1997, compared with $1.17 in the second quarter of 1996, an increase of 12 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were
2.02 percent and 23.4 percent, respectively, in the second quarter of 1997, compared with returns of 1.87 percent and 21.3 percent in the second quarter of 1996. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 47.7 percent in the second quarter of 1997 from 50.1 percent in the second quarter of 1996.

     Operating earnings for the second quarter of 1997 reflected growth in noninterest income and a decrease in noninterest expense. Net interest income on a taxable-equivalent basis was essentially flat at $389.6 million, compared with the second quarter of 1997. Noninterest income, excluding nonrecurring items, increased $15.9 million (7 percent) from the second quarter of 1996. The increase was primarily the result of growth in credit card fee revenue and trust fees. Second quarter noninterest expense decreased $8.1 million (3 percent) from the second quarter of 1996, reflecting ongoing productivity improvement.

     Several nonrecurring items affected operating results in the second quarter of 1996. The impact of these items increased net income $87.0 million ($140.4 million on a pretax basis) or $.61 per share. Nonrecurring gains included a final payment received for the termination of the First Interstate Bancorp merger agreement, a refund of state income taxes and net securities gains.

     Operating earnings for the first half of 1997 were $350.1 million compared with $327.2 million in the first half of 1996. On a fully diluted per share basis, operating earnings were $2.57 in the first half of 1997, compared with $2.31 in the first half of 1996, an increase of 11 percent. Year-to-date return on average assets and return on average common equity, excluding nonrecurring items, were 2.01 percent and 23.3 percent, respectively, in the first six months of 1997, compared with returns of 1.85 percent and 21.1 percent, in the first half of 1996. Excluding nonrecurring items, the year-to-date efficiency ratio improved to 48.1 percent from 50.4 percent in 1996.

     Nonrecurring items totaled $103.7 million ($189.0 million on a pre-tax basis), or $.73 per share for the first six months of 1996. Nonrecurring gains in the first six months of 1996 included payment received for the termination of the First Interstate Bancorp merger agreement, a refund of state income taxes, a gain on the sale of the Company's mortgage banking operations, and net securities gains. Nonrecurring charges occurring in the first six months of 1996 included merger and integration charges, branch distribution resizing expenses, a valuation adjustment of cardholder and core deposit intangibles, a one-time employee bonus, costs to acquire software and the write off of other miscellaneous assets.

TABLE 1   SUMMARY OF CONSOLIDATED INCOME

                                                                 Three Months Ended           Six Months Ended
                                                             -------------------------------------------------------
(Taxable-Equivalent Basis;                                       June 30       June 30       June 30         June 30
Dollars In Millions, Except Per Share Data)                         1997          1996          1997            1996
====================================================================================================================
Interest income .........................................    $     681.0   $     670.2   $   1,342.0     $   1,329.5
Interest expense ........................................          291.4         278.4         567.6           558.4
                                                             -------------------------------------------------------
  Net interest income ...................................          389.6         391.8         774.4           771.1
Provision for credit losses .............................           39.0          35.0          76.0            66.0
                                                             -------------------------------------------------------
  Net interest income after provision for credit losses .          350.6         356.8         698.4           705.1
Nonrecurring income .....................................           --           140.4          --             315.8
Other noninterest income ................................          235.4         219.5         461.2           427.6
Nonrecurring charges ....................................           --            --            --             126.8
Other noninterest expense ...............................          298.1         306.2         594.1           603.8
                                                             -------------------------------------------------------
  Income before income taxes ............................          287.9         410.5         565.5           717.9
Taxable-equivalent adjustment ...........................            4.6           5.5           9.4            10.2
Income taxes ............................................          105.0         150.9         206.0           276.8
                                                             -------------------------------------------------------
  Net income ............................................    $     178.3   $     254.1   $     350.1     $     430.9
                                                             =======================================================
Return on average assets ................................           2.02%         2.85%         2.01%           2.44%
Return on average common equity .........................           23.4          32.4          23.3            27.9
Net interest margin .....................................           4.91          4.91          4.94            4.89
Efficiency ratio ........................................           47.7          40.8          48.1            48.7
Efficiency ratio before nonrecurring items ..............           47.7          50.1          48.1            50.4
                                                             =======================================================
Per Common Share:
Net income ..............................................    $      1.32   $      1.81   $      2.59     $      3.09
Dividends paid ..........................................          .4650         .4125         .9300           .8250
====================================================================================================================

     Credit quality remained strong during the second quarter of 1997. Nonperforming assets totaled $130.6 million at June 30, 1997, down $7.1 million (5 percent) from December 31, 1996, and $25.7 million (16 percent) from June 30, 1996. The ratio of allowance for credit losses to nonperforming assets continued to indicate very strong reserve coverage at 389 percent, compared with 381 percent at March 31, 1997, and 339 percent at June 30, 1996.

     Operating results reflect the following acquisition and divestiture activity: the February 1997 securitization and sale of $420 million of corporate charge card receivables; the January 1997 acquisition of the bond indenture services and paying agency business of Comerica Incorporated; the February 1996 acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"); and, the March 1996 sale of the Company's residential mortgage servicing and loan production business.

LINE OF BUSINESS FINANCIAL REVIEW

Financial performance is measured by major lines of business which include:
Retail Banking, Payment Systems, Business Banking and Private Financial Services, Commercial Banking, and Corporate Trust and Institutional Financial Services. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1997 certain organization and methodology changes were made and 1996 results are presented on a consistent basis.

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small business through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Operating earnings increased 7 percent in the second quarter and first six months of 1997 compared with the same periods of 1996. Second quarter return on average assets increased to 1.81 percent from 1.61 percent in the same quarter a year ago. Net tangible return on average common equity increased to 44.8 percent compared with 38.5 percent in the second quarter of the prior year. Year-to-date profitability ratios showed similar trends.

     Net interest and noninterest income remained relatively flat in the second quarter and first six months of 1997 as compared with the same periods in the prior year, reflecting growth in core commercial and consumer assets

TABLE 2   LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                   Retail                         Payment                  Business Banking and
                                                   Banking                        Systems               Private Financial Services
                                      --------------------------------------------------------------------------------------------
For the Three Months Ended June 30                         Percent                          Percent                        Percent
(Dollars in Millions)                     1997       1996   Change       1997        1996    Change       1997       1996   Change
==================================================================================================================================
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) ......... $  192.7   $  195.6   (1.5)%   $   32.9    $   36.8   (10.6)%   $   97.6   $   97.1     .5%
Provision for credit losses .........      7.3        5.6   30.4         25.4        23.6     7.6          3.5        3.2    9.4
Noninterest income ..................     39.0       39.8   (2.0)        97.2        82.8    17.4         31.9       30.9    3.2
Noninterest expense .................    132.7      144.0   (7.8)        56.9        53.1     7.2         52.2       52.2     --
Income taxes and
 taxable-equivalent adjustment ......     34.9       32.7                18.2        16.4                 28.1       27.7
                                      -------------------            --------------------             -------------------
Operating earnings .................. $   56.8   $   53.1    7.0     $   29.6    $   26.5    11.7     $   45.7   $   44.9    1.8
                                      ===================            ====================             ===================
Net nonrecurring items (after-tax) ..
  Net income ........................

AVERAGE BALANCE SHEET DATA:
Commercial loans .................... $    576   $    551    4.5     $  1,035    $  1,167   (11.3)    $  7,279   $  6,930    5.0
Consumer loans, excluding
 residential mortgage ...............    6,792      6,552    3.7        2,812       2,512    11.9          484        469    3.2
Residential mortgage loans ..........    2,758      3,301  (16.4)        --          --      --            145        124   16.9
Assets ..............................   12,557     13,283   (5.5)       4,536       4,497      .9       10,052      9,931    1.2
Deposits ............................   15,654     17,182   (8.9)          40          45   (11.1)       3,774      3,728    1.2
Common equity .......................      944      1,012   (6.7)         354         374    (5.3)         931        977   (4.7)
                                      -------------------            --------------------             -------------------
Return on average assets ............     1.81%      1.61%               2.62%       2.37%                1.82%      1.82%
Return on average common equity
 ("ROCE") ...........................     24.1       21.1                33.5        28.5                 19.7       18.5
Net tangible ROCE** .................     44.8       38.5                53.5        48.9                 37.1       34.8
Efficiency ratio ....................     57.3       61.2                43.7        44.4                 40.3       40.8
Efficiency ratio on a cash basis** ..     54.5       58.6                42.0        42.5                 38.0       38.4
==================================================================================================================================

                                                    Retail                        Payment                 Business Banking and
                                                    Banking                       Systems              Private Financial Services
                                      -------------------------------------------------------------------------------------------

For the Six Months Ended June 30                           Percent                          Percent                       Percent
(Dollars in Millions)                     1997       1996   Change      1997         1996    Change       1997       1996  Change
=================================================================================================================================
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) ......... $  384.2   $  387.0    (.7)%   $  68.8     $   74.7    (7.9)%   $  191.9   $  185.2    3.6%
Provision for credit losses .........     11.5       11.7   (1.7)       52.3         42.8    22.2          6.8        6.3    7.9
Noninterest income ..................     79.0       79.8   (1.0)      183.0        151.4    20.9         64.9       58.7   10.6
Noninterest expense .................    265.2      280.5   (5.5)      111.2        102.0     9.0        105.2       98.2    7.1
Income taxes and
 taxable-equivalent adjustment ......     71.1       66.6               33.6         31.0                 55.1       53.2
                                      -------------------            --------------------             -------------------
Operating earnings .................. $  115.4   $  108.0    6.9     $  54.7     $   50.3     8.7     $   89.7   $   86.2    4.1
                                      ===================            ====================             ===================
Net nonrecurring items (after-tax)...
  Net income ........................

AVERAGE BALANCE SHEET DATA:
Commercial loans .................... $    569   $    516   10.3     $ 1,082     $  1,051     2.9     $  7,137   $  6,667    7.0
Consumer loans, excluding
 residential mortgage ...............    6,731      6,391    5.3       2,794        2,507    11.4          479        456    5.0
Residential mortgage loans ..........    2,813      3,543  (20.6)         --           --      --          136        116   17.2
Assets ..............................   12,491     13,097   (4.6)      4,606        4,408     4.5        9,966      9,606    3.7
Deposits ............................   15,777     16,974   (7.1)         42           44    (4.5)       3,727      3,530    5.6
Common equity .......................      952      1,016   (6.3)        353          359    (1.7)         922        915     .8
                                      -------------------            --------------------             -------------------
Return on average assets ............     1.86%      1.66%              2.39         2.29%                1.82%      1.80%
Return on average common equity
 ("ROCE") ...........................     24.4       21.4               31.2         28.2                 19.6       18.9
Net tangible ROCE** .................     45.6       38.0               50.2         46.5                 37.0       33.4
Efficiency ratio ....................     57.3       60.1               44.2         45.1                 41.0       40.3
Efficiency ratio on a cash basis** ..     54.4       57.5               42.4         42.9                 38.6       38.3
=================================================================================================================================

* Not meaningful
**Calculated by excluding goodwill and other intangibles and the related amortization.
  Note: The Company's mortgage banking operations, which were sold in first quarter 1996, and nonrecurring items are included in "Other".

                      [WIDE TABLE 2 CONTINUED FROM ABOVE]

                                                     Corporate Trust and
                          Commercial               Institutional Financial                                   Consolidated
                           Banking                        Services                   Other                      Company
---------------------------------------------------------------------------------------------------------------------------------
                                      Percent                       Percent                                               Percent
                  1997       1996      Change       1997      1996   Change     1997        1996        1997       1996    Change
=================================================================================================================================
               $  51.7   $   50.3        2.8%    $  14.7   $  12.0    22.5%   $   --    $     --    $  389.6   $  391.8     (.6)%
                   2.8        2.6        7.7          --        --      --        --          --        39.0       35.0    11.4
                  14.1       15.2       (7.2)       53.2      50.8     4.7        --          --       235.4      219.5     7.2
                  17.7       20.3      (12.8)       38.6      36.6     5.5        --          --       298.1      306.2    (2.6)

                  17.2       16.2                   11.2      10.0                --          --       109.6      103.0
               ------------------                -----------------            -----------------------------------------
               $  28.1   $   26.4        6.4     $  18.1   $  16.2    11.7        --          --    $  178.3   $  167.1     6.7
               ==================                =================
                                                                                  --        87.0          --       87.0       *
                                                                              -----------------------------------------
                                                                              $   --    $   87.0    $  178.3   $  254.1   (29.8)
                                                                              =========================================
               $  5,593   $  5,232       6.9     $    --   $    --      --    $   --    $      1    $ 14,483   $ 13,881     4.3

                    --         --         --          --        --      --        --          --      10,088      9,533     5.8
                    --         --         --          --        --      --        --          93       2,903      3,518   (17.5)
                 7,052      6,759        4.3       1,238     1,223     1.2        --         229      35,435     35,922    (1.4)
                 1,554      1,562        (.5)      1,551     1,269    22.2        --         255      22,573     24,041    (6.1)
                   494        473        4.4         331       290    14.1        --           6       3,054      3,132    (2.5)
               ------------------                -----------------            -----------------------------------------
                  1.60%      1.57%                     *         *                                      2.02%      1.87%
                  22.8       22.4                   21.9%     22.5%                                     23.4       21.3
                  23.7       23.4                   40.4      43.7                                      38.4       35.4
                  26.9       31.0                   56.8      58.3                                      47.7       50.1
                  26.4       30.5                   49.3      50.8                                      44.5       46.8
=================================================================================================================================

                                                    Corporate Trust and
                          Commercial               Institutional Financial                                 Consolidated
                            Banking                       Services                    Other                   Company
--------------------------------------------------------------------------------------------------------------------------------
                                      Percent                       Percent                                              Percent
                   1997      1996      Change       1997      1996   Change      1997       1996        1997       1996   Change
================================================================================================================================

               $  101.6   $  99.4        2.2%    $  27.9   $  21.5    29.8%   $    --   $    3.3    $  774.4   $  771.1      .4%
                    5.4       5.2        3.8          --        --      --         --         --        76.0       66.0    15.2
                   28.9      32.7      (11.6)      105.4     100.5     4.9         --        4.5       461.2      427.6     7.9
                   37.1      39.8       (6.8)       75.4      71.4     5.6         --       11.9       594.1      603.8    (1.6)

                   33.5      33.2                   22.1      19.3                 --       (1.6)      215.4      201.7
               ------------------                -----------------            -----------------------------------------
               $   54.5   $  53.9        1.1     $  35.8   $  31.3    14.4         --       (2.5)   $  350.1  $   327.2     7.0
               ==================                =================
                                                                                   --      103.7          --      103.7       *
                                                                              -----------------------------------------
                                                                              $    --   $  101.2    $  350.1  $   430.9   (18.8)
                                                                              =========================================
               $  5,451   $ 5,227        4.3      $   --   $    --      --    $    --   $      1    $ 14,239  $  13,462     5.8

                     --        --         --          --        --      --         --         --      10,004      9,354     6.9
                     --        --         --          --        --      --         --        156       2,949      3,815   (22.7)
                  6,880     6,837         .6       1,235     1,224      .9         --        311      35,178     35,483     (.9)
                  1,531     1,526         .3       1,500     1,177    27.4         --        293      22,577     23,544    (4.1)
                    482       479         .6         324       286    13.3         --         27       3,033      3,082    (1.6)
               ------------------                 ----------------            -----------------------------------------
                   1.60%     1.59%                     *         *                                      2.01%      1.85%
                   22.8      22.6                   22.3%     22.0%                                     23.3       21.1
                   23.8      23.6                   41.2      42.7                                      38.4       34.5
                   28.4      30.1                   56.6      58.5                                      48.1       50.4
                   28.0      29.7                   49.0      51.1                                      44.9       47.2
=================================================================================================================================

offset by runoff in the residential mortgage loan portfolio. Noninterest expense decreased in 1997 compared with 1996, reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent acquisitions. The second quarter 1997 efficiency ratio on a cash basis improved to 54.5 percent from 58.6 percent in the second quarter of 1996 while the year-to-date efficiency ratio improved to 54.4 percent from 57.5 percent in 1996.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 12 percent in the second quarter and 9 percent in the first six months of 1997 compared with the same periods of 1996. Second quarter return on average assets was 2.62 percent, compared with 2.37 percent in the second quarter of 1996, and net tangible return on average common equity was 53.5 percent compared with 48.9 percent for the same quarter in the previous year.

     Fee-based noninterest income increased 17 percent in the second quarter and 21 percent in the first six months of 1997 compared with the same periods of 1996. The increases were due to growth in the sales volume of the Corporate Card, the Purchasing Card, and the FBS WorldPerks(R) VISA(R) card, partially offset by the effect of the first quarter 1997 securitization. Net interest income decreased due to the continued growth in noninterest bearing corporate charge receivables, partially offset by the securitization. In addition, late fees related to the consumer portfolio declined. Noninterest expense increased due to higher variable transaction costs related to increased sales volume. The efficiency ratio on a cash basis improved to 42.0 percent in the second quarter and 42.5 percent in the first six months of 1997 from 42.4 percent and 42.9 percent in the same periods of 1996.

BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Business Banking and Private Financial Services includes middle-market banking services, private banking, and personal trust. Operating earnings increased 2 percent in the second quarter and 4 percent in the first six months of 1997, compared with the same periods of 1996. Second quarter and year-to-date return on average assets was 1.82 percent, compared with returns of 1.82 percent and 1.80 percent in the same periods of 1996. Second quarter and year-to-date net tangible return on average common equity were 37.1 percent and 37.0 percent, compared with 34.8 percent and 33.4 percent in the same periods of the prior year.

     Second quarter and year-to-date net interest income increased over the same periods in 1996 reflecting an increase in average loans. The increase in second quarter and year-to-date noninterest income resulted primarily from core growth in personal trust fees and acquisitions. Excluding gains on other real estate owned, second quarter noninterest expense decreased 2 percent compared with 1996. The 1997 year-to-date increase in noninterest expense relates primarily to acquisitions early in 1996. The efficiency ratio on a cash basis was 38.0 percent in the second quarter and 38.6 percent in the first six months of 1997, compared with 38.4 percent and 38.3 percent in the same periods of 1996.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies. Operating earnings increased 6 percent in the second quarter and remained relatively flat in the first six months of 1997 compared with the same periods in the prior year. Second quarter return on average assets was 1.60 percent compared with 1.57 percent in 1996, and net tangible return on average common equity was 23.7 percent compared with 23.4 percent in 1996.

     Year-to-date noninterest income decreased 12 percent from the same period of 1996 due to a $3.1 million gain on the sale of assets in the first half of 1996. The decrease in noninterest expense for both the second quarter and first six months of 1997, compared with the same periods in 1996, reflected the benefits of operational efficiencies. The efficiency ratio on a cash basis improved to 26.4 percent in the second quarter and 28.0 percent in the first six months of 1997, compared with 30.5 percent and 29.7 percent in 1996.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Operating earnings increased 12 percent in the second quarter and 14 percent in the first six months of 1997 compared with the same periods of the prior year. The net tangible return on average common equity was 40.4 percent in the second quarter and 41.2 percent in the first half of 1997 compared with 43.7 percent and 42.7 percent in the same periods of the prior year.

     Net interest income increased over 1996, reflecting the acquisitions of the corporate trust businesses of BankAmerica Corporation and Comerica Incorporated. The efficiency ratio on a cash basis improved to 49.3 percent in the second quarter and 49.0 percent in the first half of 1997 from 50.8 percent in the second quarter and 51.1 percent in the first half of 1996, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

TABLE 3   NET INTEREST INCOME

                                                                   Three Months Ended              Six Months Ended
                                                              ----------------------------------------------------------
                                                                 June 30         June 30         June 30         June 30
(Dollars In Millions)                                               1997            1996            1997            1996
========================================================================================================================
Net interest income (taxable-equivalent basis) ..........     $    389.6      $    391.8      $    774.4      $    771.1
                                                              ==========================================================
Average balances of earning assets supported by:
 Interest-bearing liabilities ...........................     $   24,682      $   24,972      $   24,575      $   24,816
 Noninterest-bearing liabilities ........................          7,154           7,133           7,021           6,922
                                                              ----------------------------------------------------------
  Total earning assets ..................................     $   31,836      $   32,105      $   31,596      $   31,738
                                                              ==========================================================
Average yields and weighted average rates
 (taxable-equivalent basis):
  Earning assets yield ..................................           8.58%           8.40%           8.57%           8.42%
  Rate paid on interest-bearing liabilities .............           4.74            4.48            4.66            4.53
                                                              ----------------------------------------------------------
Gross interest margin ...................................           3.84%           3.92%           3.91%           3.89%
                                                              ==========================================================
Net interest margin .....................................           4.91%           4.91%           4.94%           4.89%
                                                              ==========================================================
Net interest margin without taxable-equivalent increments           4.85%           4.84%           4.88%           4.82%
========================================================================================================================

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis was $389.6 million in the second quarter of 1997, compared with $391.8 million in the second quarter of 1996. The modest decline was the result of lower earning asset volumes in the second quarter of 1997, resulting from planned reductions in investment securities and residential mortgage loans. Average securities decreased $905 million (21 percent) from the second quarter of 1996, reflecting paydowns, maturities and sales. Average residential mortgage loans decreased $615 million (17 percent) from the second quarter of 1996, as the Company continues to shift its focus to other, more profitable, loan products. Excluding mortgage-related loan balances and the effect of the $420 million first quarter 1997 corporate card securitization, average loans for the second quarter increased $1.7 billion (8 percent) from the second quarter of 1996. This increase reflected growth in both core commercial and consumer loans.

     Net interest income on a taxable-equivalent basis for the first six months of 1997 was $774.4 million, compared with $771.1 million in the first half of 1996. The increase was primarily attributable to an increase in loans fees and a more favorable mix of earning assets, including an increase in average loans of $561 million (2 percent) from the first half of 1996. Excluding mortgage-related loan balances and the effect of the February 1997 corporate card securitization, average loans for the first half of 1997 were higher by $1.7 billion (8 percent) than the first half of 1996. The increase reflected growth in core commercial and consumer loans, as well as the February 1996 FirsTier acquisition. Average securities decreased $794 million from the first half of 1996 reflecting both maturities and sales. The net interest margin in the second quarter and first six months of 1997 was essentially unchanged at 4.91 percent and 4.94 percent compared with 4.91 percent and 4.89 percent in 1996.

PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $39.0 million in the second quarter of 1997, up $4.0 million (11 percent) from the second quarter of 1996. The provision for the first half of 1997 increased $10.0 million (15 percent) to $76.0 million, from the first half of 1996. Second quarter and year-to-date net charge-offs totaled $43.1 million and $84.4 million, up from $36.0 million and $69.5 million in the same periods of 1996. These increases resulted from increased loan volumes and higher consumer net charge-offs. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME -- Second quarter 1997 noninterest income was $235.4 million, an increase of $15.9 million before nonrecurring items from the second quarter of 1996. Noninterest income in the first half of 1997 was $461.2 million compared with $427.6 million before nonrecurring items in 1996, an increase of $33.6 million. The improvements resulted primarily from growth in trust fees and credit card fee revenue.

     Credit card fee revenue increased 18 percent in the second quarter and 20 percent in the first six months of 1997, compared with the same periods of 1996. The increases were a result of higher sales volumes for Purchasing and Corporate cards and the First Bank

TABLE 4   NONINTEREST INCOME

                                               Three Months Ended     Six Months Ended
                                               ------------------    ------------------
                                               June 30    June 30    June 30    June 30
(Dollars In Millions)                             1997       1996       1997       1996
=======================================================================================
Credit card fee revenue ...................     $ 86.4     $ 73.5     $163.7     $136.3
Trust fees ................................       66.3       58.5      132.3      114.7
Service charges on deposit accounts .......       34.0       34.7       70.4       68.6
Investment products fees and commissions ..        9.0        8.7       17.6       17.2
Trading account profits and commissions ...        3.1        3.8        6.2        6.5
Other .....................................       36.6       40.3       71.0       84.3
                                                ---------------------------------------
 Subtotal .................................      235.4      219.5      461.2      427.6
Termination fee, net ......................       --         75.0       --        190.0
State income tax refund ...................       --         65.0       --         65.0
Gain on sale of mortgage banking operations       --         --         --         45.8
Securities gains ..........................       --           .4       --         15.0
                                                ---------------------------------------
 Nonrecurring gains .......................       --        140.4       --        315.8
                                                ---------------------------------------
   Total noninterest income ...............     $235.4     $359.9     $461.2     $743.4
=======================================================================================

WorldPerks VISA card, partially offset by the effect of the first quarter 1997 securitization. Excluding the effect of the corporate card securitization, credit card fee revenue would have increased 24 percent in the second quarter and 25 percent in the first six months of 1997, compared with the same periods of 1996. Trust fees were up due to core growth in personal, corporate and institutional trust. Year-to-date other noninterest income decreased primarily due to the divestiture of the Company's mortgage banking operations in the first quarter of 1996.

     Noninterest income in second quarter 1996 included nonrecurring gains of $140.4 million including: $75 million received as a final payment for the termination of the First Interstate Bancorp merger agreement; a $65 million state income tax refund, including interest; and, $.4 million in net securities gains. Nonrecurring gains included in noninterest income in the first half of 1996 totaled $315.8 million, including: $190 million, net of expenses, received for the termination of the First Interstate Bancorp merger agreement; a $65 million refund of state income taxes, including interest; a $45.8 million gain on the sale of the Company's mortgage banking operations; and, $15.0 million in net securities gains.

NONINTEREST EXPENSE -- Second quarter noninterest expense was $298.1 million, a decrease of $8.1 million (3 percent), from the second quarter of 1996. Year-to-date noninterest expense was $594.1 million, a decrease of $9.7 million before nonrecurring items from the first half of 1996. The reduction in operating expenses was achieved as a result of ongoing productivity improvement. Excluding nonrecurring items, the Company's efficiency ratio improved to 47.7 percent for the quarter and 48.1 percent year-to-date, compared with 50.1 percent and 50.4 percent for the same periods a year ago.

     Total salaries and benefits expense, excluding nonrecurring charges for the second quarter and first six months of 1997, remained relatively flat compared with the same periods in the previous year. Average full-time equivalent employees decreased 7 percent to 12,247 in second quarter 1997 from 13,140 in second quarter 1996. Compared with the same periods in 1996, FDIC insurance expense was lower in the second quarter and first six months of 1997 as a result of a rate reduction. Second quarter and year-to-date other personnel costs decreased, compared with the same periods of 1996, reflecting expenses associated with 1996 technology projects that are now complete.

     Nonrecurring charges recorded in the first quarter of 1996 totaled $126.8 million, including: merger and integration charges of $31.3 million for the acquisitions of FirsTier and the BankAmerica corporate trust business; $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to their estimated fair value; $10.1 million for a one-time $750 per-employee bonus; and, $17.3 million to acquire credit card and revolving credit software and to write-off other miscellaneous assets.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $105.0 million in the second quarter and $206.0 million in the first half of 1997, compared with $150.9 million and $276.8 million in the same periods of 1996. The decreases were primarily the result of lower levels of taxable income due to several nonrecurring items occurring

TABLE 5   NONINTEREST EXPENSE

                                                                 Three Months Ended             Six Months Ended
                                                              ------------------------------------------------------
                                                                June 30        June 30        June 30        June 30
(Dollars In Millions, Except Per Employee Data)                    1997           1996           1997           1996
====================================================================================================================
Salaries** ..............................................     $   116.8      $   114.5      $   231.7      $   228.7
Employee benefits** .....................................          25.0           26.4           51.5           54.4
                                                              ------------------------------------------------------
  Total personnel expense ...............................         141.8          140.9          283.2          283.1
Net occupancy ...........................................          24.5           24.2           49.5           50.0
Furniture and equipment .................................          22.3           22.1           44.0           45.9
Goodwill and other intangible assets** ..................          20.0           19.9           39.8           37.8
Professional services** .................................          10.1           10.9           20.1           19.2
Other personnel costs ...................................           9.6           14.0           19.6           23.7
Advertising and marketing ...............................           9.3           10.2           17.8           17.0
Telephone ...............................................           6.2            6.9           12.1           12.7
Third party data processing .............................           5.8            5.3           11.5           10.7
Postage .................................................           5.4            5.5           11.0           11.7
Printing, stationery and supplies .......................           5.0            5.9           10.1           11.9
FDIC insurance ..........................................           1.4            3.6            2.8            7.1
Other** .................................................          36.7           36.8           72.6           73.0
                                                              ------------------------------------------------------
  Subtotal ..............................................         298.1          306.2          594.1          603.8
Merger-related ..........................................          --             --             --             31.3
Branch distribution resizing ............................          --             --             --             38.6
Goodwill and other intangible assets valuation adjustment          --             --             --             29.5
Special employee bonus ..................................          --             --             --             10.1
Other ...................................................          --             --             --             17.3
                                                              ------------------------------------------------------
  Nonrecurring charges ..................................          --             --             --            126.8
                                                              ------------------------------------------------------
    Total noninterest expense ...........................     $   298.1      $   306.2      $   594.1      $   730.6
                                                              ======================================================
Efficiency ratio* .......................................          47.7%          40.8%          48.1%          48.7%
Efficiency ratio before nonrecurring items ..............          47.7           50.1           48.1           50.4
Average number of full-time equivalent employees ........        12,247         13,140         12,397         13,193
Annualized personnel expense per employee** .............     $  46,313      $  42,892      $  45,688      $  42,917
====================================================================================================================

* Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income net of securities gains and losses.
**Before effect of nonrecurring items.

in the second quarter and first six months of 1996, as discussed above.

BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio was $27.9 billion at June 30, 1997 compared with $27.1 billion at December 31, 1996. The portfolio of commercial loans totaled $14.8 billion at June 30, 1997, up $677 million from December 31, 1996, despite $420 million of corporate charge card receivables securitized and sold in the first quarter of 1997. The increase was primarily attributable to growth in large corporate and middle-market business lending. Total consumer loan outstandings were essentially flat at $13.1 billion at June 30, 1997, compared with $13.0 billion at December 31, 1996. Excluding residential mortgage loan balances, consumer loans were $10.2 billion at June 30, 1997 compared with $10.0 billion at December 31, 1996, reflecting growth in core consumer loans.

SECURITIES -- At June 30, 1997, securities were $3.3 billion compared with $3.6 billion at December 31, 1996, consistent with planned reductions in the investment portfolio.

DEPOSITS -- Noninterest-bearing deposits were $9.4 billion at June 30, 1997, compared with $7.9 billion at December 31, 1996, reflecting deposits received for third quarter 1997 corporate bond payments. Second quarter and year-to-date 1997 average noninterest-bearing deposits were essentially flat at $6.5 billion and $6.4 billion compared with $6.6 billion and $6.4 billion for the same periods of 1996. Interest-bearing deposits totaled $15.9 billion at June 30, 1997, compared with $16.5 billion at December 31, 1996. The decrease in interest-bearing deposit balances reflects customers moving funds into alternative investment vehicles. Saving certificate balances remained relatively stable at $814 million at June 30, 1997, compared with $796 million at December 31, 1996.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $2.0 billion at June 30, 1997, down from $4.1 billion at year-end 1996. The change was primarily due to the net maturity of $980 million of short-term bank notes during the first six months of 1997 and a large inflow of customer deposits on June 30, 1997, which reduced federal funds purchased.

     Long-term debt was $5.7 billion at June 30, 1997, up from $3.6 billion at December 31, 1996. The Company issued $2.6 billion of debt during the first half of 1997. The effect of these issuances was partially offset by the maturity of approximately $315 million of Federal Home Loan Bank advances and $85 million of other debt during the first half of 1997.

CORPORATE RISK MANAGEMENT

CREDIT MANAGEMENT -- The Company's strategy for credit risk management includes stringent, centralized credit policies, and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, commercial lenders generally focus on middle-market companies within their regions.

     In evaluating its credit risk, the Company considers its loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's primary operating region, which, during the first six months of 1997 included Minnesota, Colorado, Nebraska, North Dakota, Montana, South Dakota, Illinois, Wisconsin, Iowa, Kansas, and Wyoming, compare favorably with national trends. Approximately 80 percent of the Company's loan portfolio consists of credit to businesses and consumers in this operating region.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $43.1 million and $84.4 million in the second quarter and first half of 1997, compared with $36.0 million and $69.5 million in the same periods of 1996. Commercial loan net recoveries for the quarter and year-to-date were $1.9 million and $8.7 million compared with $4.3 million and $7.8 million for the same periods of 1996. Second quarter and year-to-date consumer loan net charge-offs increased $4.7 million and $15.8 million from the second quarter and first half of 1996, reflecting higher average nonmortgage loan balances and higher loss ratios in several categories, including

TABLE 6   NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                 Three Months Ended    Six Months Ended
                                 ---------------------------------------
                                 June 30    June 30   June 30    June 30
                                    1997       1996      1997       1996
========================================================================
COMMERCIAL:
 Commercial .................       .17%      (.15)%      .10%      (.14)%
 Real estate:
  Commercial mortgage .......      (.74)      (.23)      (.93)      (.18)
  Construction ..............      (.27)       .86        .20        .44
                                   -------------------------------------
  Total commercial ..........      (.05)      (.12)      (.12)      (.12)

CONSUMER:
 Residential mortgage .......       .11        .09        .09        .08
 Credit card ................      3.52       3.56       3.69       3.29
 Other ......................      1.08        .96       1.14       1.00
                                   -------------------------------------
  Total consumer ............      1.39       1.24       1.45       1.18
                                   -------------------------------------
  Total .....................       .63%       .54%       .63%       .52%
========================================================================

TABLE 7   SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                        Three Months Ended          Six Months Ended
                                                      ------------------------------------------------
                                                      June 30       June 30       June 30      June 30
(Dollars In Millions)                                    1997          1996          1997         1996
======================================================================================================
Balance at beginning of period ..................     $ 512.2       $ 530.1       $ 516.5      $ 473.5
CHARGE-OFFS:
 Commercial:
  Commercial ....................................         8.4          13.4          13.7         19.1
  Real estate:
   Commercial mortgage ..........................          .8           6.2           1.6         11.7
   Construction .................................          --           1.0           1.2          1.0
                                                      ------------------------------------------------
   Total commercial .............................         9.2          20.6          16.5         31.8
 Consumer:
  Residential mortgage ..........................         1.0           1.1           1.6          2.1
  Credit card ...................................        29.3          25.8          58.9         47.0
  Other .........................................        25.1          22.1          51.8         45.2
                                                      ------------------------------------------------
   Total consumer ...............................        55.4          49.0         112.3         94.3
                                                      ------------------------------------------------
   Total ........................................        64.6          69.6         128.8        126.1

RECOVERIES:
 Commercial:
  Commercial ....................................         4.2          17.0           9.0         25.3
  Real estate:
   Commercial mortgage ..........................         6.4           7.9          15.7         14.3
   Construction .................................          .5            --            .5           --
                                                      ------------------------------------------------
   Total commercial .............................        11.1          24.9          25.2         39.6
 Consumer:
  Residential mortgage ..........................          .2            .3            .3           .5
  Credit card ...................................         4.6           2.8           7.8          5.3
  Other .........................................         5.6           5.6          11.1         11.2
                                                      ------------------------------------------------
   Total consumer ...............................        10.4           8.7          19.2         17.0
                                                      ------------------------------------------------
   Total ........................................        21.5          33.6          44.4         56.6

NET CHARGE-OFFS:
 Commercial:
  Commercial ....................................         4.2          (3.6)          4.7         (6.2)
  Real estate:
   Commercial mortgage ..........................        (5.6)         (1.7)        (14.1)        (2.6)
   Construction .................................         (.5)          1.0            .7          1.0
                                                      ------------------------------------------------
   Total commercial .............................        (1.9)         (4.3)         (8.7)        (7.8)
 Consumer:
  Residential mortgage ..........................          .8            .8           1.3          1.6
  Credit card ...................................        24.7          23.0          51.1         41.7
  Other .........................................        19.5          16.5          40.7         34.0
                                                      ------------------------------------------------
   Total consumer ...............................        45.0          40.3          93.1         77.3
                                                      ------------------------------------------------
   Total ........................................        43.1          36.0          84.4         69.5
Provision charged to operating expense ..........        39.0          35.0          76.0         66.0
Additions related to acquisitions and other .....          --            --            --         59.1
                                                      ------------------------------------------------
Balance at end of period ........................     $ 508.1       $ 529.1       $ 508.1      $ 529.1
                                                      ================================================
Allowance as a percentage of period-end loans ...        1.82%         1.96%
Allowance as a percentage of nonperforming loans          440           418
Allowance as a percentage of nonperforming assets         389           339
======================================================================================================

TABLE 8   NONPERFORMING ASSETS*


                                                               June 30  December 31
(Dollars In Millions)                                             1997         1996
===================================================================================
COMMERCIAL:
 Commercial ..............................................     $  50.9      $  44.5
 Real estate:
  Commercial mortgage ....................................        25.2         30.8
  Construction ...........................................         3.3         10.2
                                                               --------------------
  Total commercial .......................................        79.4         85.5

CONSUMER:
 Residential mortgage ....................................        32.6         31.2
 Other ...................................................         3.4          3.7
                                                               --------------------
  Total consumer .........................................        36.0         34.9
                                                               --------------------
  Total nonperforming loans ..............................       115.4        120.4

OTHER REAL ESTATE ........................................        11.7         13.5

OTHER NONPERFORMING ASSETS ...............................         3.5          3.8
                                                               --------------------
  Total nonperforming assets .............................     $ 130.6      $ 137.7
                                                               ====================
Accruing loans 90 days or more past due ** ...............     $  40.2      $  49.6
Nonperforming loans to total loans .......................         .41%         .44%
Nonperforming assets to total loans plus other real estate         .47          .51
===================================================================================

* Throughout this document, nonperforming assets and related ratios do not include loans more than 90 days past due and still accruing.
**These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

bankruptcies. The ratio of total net charge-offs to average loans was .63 percent in the second quarter of 1997 compared with .54 percent in the second quarter of 1996. Consumer loans 30 days or more past due declined to 1.75 percent of the portfolio at June 30, 1997, compared with 2.12 percent at December 31, 1996.

NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At June 30, 1997, nonperforming assets totaled $130.6 million, down $7.1 million (5 percent) from December 31, 1996 and $25.7 million (16 percent) from June 30, 1996. The ratio of nonperforming assets to loans and other real estate was .47 percent at June 30, 1997, down from .51 percent at December 31, 1996, and .58 percent at June 30, 1996. Consumer loans 30 days or more past due were 1.75 percent of the consumer loan portfolio at June 30, 1997, compared with
2.12 percent at December 31, 1996. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .57 percent at June 30, 1997, compared with .63 percent at December 31, 1996.

INTEREST RATE RISK MANAGEMENT -- The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income to risks associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing interest rate

TABLE 9   DELINQUENT LOAN RATIOS*

                                 June 30    December 31
90 days or more past due            1997           1996
=======================================================
COMMERCIAL:
 Commercial ...................      .52%           .50%
 Real estate:
  Commercial mortgage .........      .88           1.00
  Construction ................      .41           1.56
                                   --------------------
  Total commercial ............      .55            .63

CONSUMER:
 Residential mortgage..........     1.27           1.28
 Credit card ..................      .51            .61
 Other ........................      .32            .35
                                  ---------------------
  Total consumer ..............      .57            .63
                                  ---------------------
  Total .......................      .56%           .63%
=======================================================

*Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

risk: Net Interest Income Simulation Modeling, Market Value/Duration Analysis, and Repricing Mismatch Analysis. The Company is in compliance with Board-approved guidelines, established by ALCO, relating to the above methods for measuring and managing interest rate risk.

NET INTEREST INCOME SIMULATION: The Company uses a net interest income simulation model to measure near-term (next 12 months) risk due to changes in interest rates. The model is particularly useful because it incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. The balance sheet changes are based on forecasted prepayments of loans and securities, loan and deposit growth, and historical pricing spreads. The model is updated monthly with the current balance sheet structure and the current forecast of expected balance sheet changes. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening and steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in the key assumptions, such as the Prime/LIBOR spread. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income, over the succeeding 12 months to 2 percent of forecasted net interest income, assuming static Prime/LIBOR spreads and modest changes in deposit pricing lags, given a 1 percent change in interest rates.

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

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of the interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing interest rate risk beyond one year and has established limits, approved by the Company's Board of Directors, for gap positions in the one- to three-year time periods.

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

     As of June 30, 1997, the Company received payments on $3.0 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had

TABLE 10 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At June 30, 1997 (Dollars in Millions)
===============================================================================
                                                       Weighted        Weighted
                                                        Average         Average
Receive Fixed Swaps*                  Notional    Interest Rate   Interest Rate
Maturity Date                           Amount         Received            Paid
-------------------------------------------------------------------------------
1997 (remaining six months .........    $  125             7.45%           5.69%
1998 ...............................       681             5.97            5.70
1999 ...............................       630             6.41            5.71
2000 ...............................       335             6.60            5.73
2001 ...............................       245             6.61            5.69
After 2001** .......................       990             6.94            5.73
                                        ------
Total ..............................    $3,006             6.57%           5.72%
===============================================================================

* At June 30, 1997, the Company had no swaps in its hedging portfolio that required it to pay fixed-rate interest.
**Of the amount maturing after the year 2001, $925 million hedges fixed-rate subordinated notes.

TABLE 11  CAPITAL RATIOS

                                            June 30    December 31
(Dollars in Millions)                          1997           1996
==================================================================
Tangible common equity* .............      $  2,514       $  2,385
 As a percent of assets .............           6.8%           6.7%

Tier 1 capital ......................      $  2,472       $  2,355
 As a percent of risk-adjusted assets           7.4%           7.2%

Total risk-based capital ............      $  4,107       $  3,943
 As a percent of risk-adjusted assets          12.2%          12.0%

Leverage ratio ......................           7.2            6.8
==================================================================
*Defined as common equity less goodwill.

an average fixed rate of 6.57 percent and an average variable rate (tied to various LIBOR rates) of 5.72 percent. The remaining maturity of these agreements ranges from two months to 10 years with an average remaining maturity of 3.71 years. Swaps increased net interest income for the quarters ended June 30, 1997 and 1996 by $5.5 million and $8.0 million, respectively, and the six months ended June 30, 1997 and 1996 by $11.9 million and $15.9 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. There were no caps outstanding at June 30, 1997. To hedge against falling interest rates, the Company uses interest rate floors. The total notional amount of floor agreements purchased as of June 30, 1997, was $850 million. LIBOR-based floors totaled $550 million and Constant Maturity Treasury floors totaled $300 million. The impact of caps and floors on net interest income was not material for the six months ended June 30, 1997 and 1996.

CAPITAL MANAGEMENT -- At June 30, 1997, total tangible common equity was $2.5 billion, or 6.8 percent of assets, compared with 6.7 percent at December 31, 1996. Tier 1 and total risk-based capital ratios were 7.4 percent and 12.2 percent at June 30, 1997, compared with 7.2 percent and 12.0 percent at December 31, 1996. The June 30, 1997 leverage ratio increased to 7.2 percent from 6.8 percent at year-end 1996.

     On February 21, 1996, the Board of Directors authorized the repurchase of up to 25.4 million common shares through December 1997. The Company purchased
17.0 million shares under this authorization, including 1.9 million in the first quarter of 1997. The Board of Directors rescinded this authorization on March 19, 1997, due to the announcement of the USBC acquisition.

ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS -- Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement uses a "financial components" approach which focuses on control to determine whether the assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal rights to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. If control is retained, the transaction is then considered to be a financing. The adoption of SFAS 125 did not have a material effect on the Company. SFAS 125 has been amended (SFAS 127), deferring for one year its adoption in the accounting for securities lending, repurchase agreements and other secured financing transactions. The eventual adoption of SFAS 125 relating to these transaction types is not expected to have a material effect on the Company.

EARNINGS PER SHARE -- SFAS 128, "Earnings per Share," supersedes APB Opinion 15 "Earnings per Share," by replacing the method currently used to compute earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. Diluted earnings per share will be calculated similarly to the current fully diluted earnings per share. SFAS 128 is effective for periods ending after December 15, 1997, with earlier application prohibited. After the effective date, all prior period earnings per share data presented shall be restated to conform to the provisions of this statement. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.

DERIVATIVE FINANCIAL INSTRUMENTS -- "Disclosure of Accounting Policies for Derivative Financial Instruments," a final rule issued by the Securities and Exchange Commission, is intended to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments. Specifically, the rule requires descriptions of accounting policies for derivatives and quantitative and qualitative information about market risk for derivatives that is to be presented outside of the financial statements. These disclosure requirements are effective with the 1997 year-end financial statements.

COMPREHENSIVE INCOME -- SFAS 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the statement of financial position. SFAS 130 is effective January 1, 1998, with all prior periods presented restated to conform to the provisions of this statement.

SEGMENT DISCLOSURE -- SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Statement requires the disclosure of profit or loss, certain specific revenue and expense items, and assets of all operating segments, with reconciliations to the financial statements. The Statement also requires the disclosure of descriptive information about the way the operating segments were determined, the products and services provided by the segments, differences between measurements used in reporting segment information and those used in the financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective with the 1998 year-end financial statements, with comparative information for prior periods required.

                           CONSOLIDATED BALANCE SHEET

                                                                                      June 30     December 31
(In Millions, Except Shares)                                                             1997            1996
=============================================================================================================
                                                                                   (Unaudited)
ASSETS
Cash and due from banks ......................................................       $  2,291        $  2,413
Federal funds sold ...........................................................          1,219              32
Securities purchased under agreements to resell ..............................            484             795
Trading account securities ...................................................            115             146
Available-for-sale securities ................................................          3,301           3,555
Loans ........................................................................         27,863          27,128
 Less allowance for credit losses ............................................            508             517
                                                                                     ------------------------
Net loans ....................................................................         27,355           26,61
Bank premises and equipment ..................................................            388             404
Interest receivable ..........................................................            208             202
Customers' liability on acceptances ..........................................            369             169
Other assets .................................................................          1,999           2,162
                                                                                     ------------------------
   Total assets ..............................................................       $ 37,729        $ 36,489
                                                                                     ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing .........................................................       $  9,356        $  7,871
 Interest-bearing ............................................................         15,875          16,508
                                                                                     ------------------------
   Total deposits ............................................................         25,231          24,379
Federal funds purchased ......................................................            253           1,204
Securities sold under agreements to repurchase ...............................            517             819
Other short-term funds borrowed ..............................................          1,208           2,074
Long-term debt ...............................................................          5,744           3,553
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely the junior subordinated debentures of the parent
 company .....................................................................            300             300
Acceptances outstanding ......................................................            369             169
Other liabilities ............................................................            944             938
                                                                                     ------------------------
   Total liabilities .........................................................         34,566          33,436
Shareholders' equity:
 Common stock, par value $1.25 a share -- authorized 200,000,000 shares;
  issued: 6/30/97 and 12/31/96 -- 141,747,738 shares .........................            177             177
 Capital surplus .............................................................          1,164           1,154
 Retained earnings ...........................................................          2,362           2,165
 Unrealized gain on securities, net of tax ...................................              4               3
 Less cost of common stock in treasury:
  6/30/97 -- 7,950,947; 12/31/96 -- 6,877,497 shares .........................           (544)           (446)
                                                                                     ------------------------
   Total shareholders' equity ................................................          3,163           3,053
                                                                                     ------------------------
   Total liabilities and shareholders' equity ................................       $ 37,729        $ 36,489
=============================================================================================================

                        CONSOLIDATED STATEMENT OF INCOME

                                                                             Three Months Ended             Six Months Ended
                                                                      -------------------------------------------------------------
(In Millions, Except Per-Share Data)                                        June 30         June 30         June 30         June 30
(Unaudited)                                                                    1997            1996            1997            1996
===================================================================================================================================
INTEREST INCOME
Loans .............................................................   $       607.4   $       582.0   $     1,193.6   $     1,156.7
Securities:
 Taxable ..........................................................            50.0            63.6           101.4           127.4
 Exempt from federal income taxes .................................             5.9             7.4            11.9            12.3
Other interest income .............................................            13.1            11.7            25.7            22.9
                                                                      -------------------------------------------------------------
   Total interest income ..........................................           676.4           664.7         1,332.6         1,319.3

INTEREST EXPENSE
Deposits ..........................................................           161.3           170.9           319.9           337.9
Federal funds purchased and repurchase agreements .................            31.5            27.6            62.5            59.0
Other short-term funds borrowed ...................................            20.2            28.5            44.1            60.6
Long-term debt ....................................................            72.4            51.4           129.0           100.9
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely the junior subordinated debentures
 of the parent company ............................................             6.0              --            12.1              --
                                                                      -------------------------------------------------------------
   Total interest expense .........................................           291.4           278.4           567.6           558.4
                                                                      -------------------------------------------------------------
Net interest income ...............................................           385.0           386.3           765.0           760.9
Provision for credit losses .......................................            39.0            35.0            76.0            66.0
                                                                      -------------------------------------------------------------
Net interest income after provision for credit losses .............           346.0           351.3           689.0           694.9

NONINTEREST INCOME
Credit card fee revenue ...........................................            86.4            73.5           163.7           136.3
Trust fees ........................................................            66.3            58.5           132.3           114.7
Service charges on deposit accounts ...............................            34.0            34.7            70.4            68.6
Securities gains ..................................................              --              .4              --            15.0
Termination fee ...................................................              --            75.0              --           190.0
State income tax refund ...........................................              --            65.0              --            65.0
Gain on sale of mortgage banking operations .......................              --              --              --            45.8
Other .............................................................            48.7            52.8            94.8           108.0
                                                                      -------------------------------------------------------------
   Total noninterest income .......................................           235.4           359.9           461.2           743.4

NONINTEREST EXPENSE
Salaries ..........................................................           116.8           114.5           231.7           237.9
Employee benefits .................................................            25.0            26.4            51.5            55.3
Net occupancy .....................................................            24.5            24.2            49.5            50.0
Furniture and equipment ...........................................            22.3            22.1            44.0            45.9
Goodwill and other intangible assets ..............................            20.0            19.9            39.8            67.3
Professional services .............................................            10.1            10.9            20.1            19.2
Other personnel costs .............................................             9.6            14.0            19.6            23.7
Advertising and marketing .........................................             9.3            10.2            17.8            17.0
Merger, integration, and resizing .................................              --              --              --            69.9
Other .............................................................            60.5            64.0           120.1           144.4
                                                                      -------------------------------------------------------------
   Total noninterest expense ......................................           298.1           306.2           594.1           730.6
                                                                      -------------------------------------------------------------
Income before income taxes ........................................           283.3           405.0           556.1           707.7
Applicable income taxes ...........................................           105.0           150.9           206.0           276.8
                                                                      -------------------------------------------------------------
Net income ........................................................   $       178.3   $       254.1   $       350.1   $       430.9
                                                                      =============================================================
Net income applicable to common equity ............................   $       178.3   $       252.5   $       350.1   $       427.6
                                                                      =============================================================

EARNINGS PER COMMON SHARE
Average common and common equivalent shares .......................     135,288,401     139,774,503     135,408,151     138,382,903
Net income ........................................................   $        1.32   $        1.81   $        2.59   $        3.09
===================================================================================================================================

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                 Unrealized
                                    Common                                                   Gains/(Losses)
(In Millions, Except Shares)        Shares    Preferred     Common     Capital     Retained  on Securities,    Treasury
(Unaudited)                   Outstanding*        Stock      Stock     Surplus     Earnings     Net of Tax      Stock**       Total
===================================================================================================================================
BALANCE DECEMBER 31, 1995     127,334,568      $  103.2   $  169.5    $  909.3     $1,918.2      $   22.5      $ (397.8)   $2,724.9
Net income ...............                                                            430.9                                   430.9
Dividends declared:
 Preferred ...............                                                             (3.3)                                   (3.3)
 Common ..................                                                           (116.2)                                 (116.2)
Purchase and retirement of
 treasury stock ..........     (9,081,111)                    (3.2)     (152.5)                                  (380.3)     (536.0)
Issuance of common stock:
 Acquisitions ............     16,460,215                     10.7       361.7        (44.4)                      384.2       712.2
 Dividend reinvestment ...        110,332                                                                           6.4         6.4
 Stock option and stock
  purchase plans .........      1,540,817                       .2        20.3        (60.5)                       69.9        29.9
Conversion of preferred
 stock ...................        502,129         (14.5)                              (14.8)                       29.3          --
Change in unrealized
 gains/(losses) ..........                                                                          (56.1)                    (56.1)
                             ------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1996 ....    136,866,950      $   88.7   $  177.2    $1,138.8     $2,109.9      $  (33.6)     $ (288.3)   $3,192.7
                             ======================================================================================================
BALANCE DECEMBER 31, 1996     134,870,241      $     --   $  177.2    $1,153.9     $2,164.9      $    2.5      $ (445.9)   $3,052.6
Net income ...............                                                            350.1                                   350.1
Common dividends declared                                                            (124.2)                                 (124.2)
Purchase of treasury stock     (1,914,700)                                                                       (142.0)     (142.0)
Issuance of common stock:
 Dividend reinvestment ...         81,087                                  1.1                                      5.5         6.6
 Stock option and stock
  purchase plans .........        760,163                                  9.0        (28.9)                       38.8        18.9
Change in unrealized
 gains/(losses) ..........                                                                            1.0                       1.0
                             ------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1997 ....    133,796,791      $     --   $  177.2    $1,164.0     $2,361.9      $    3.5      $ (543.6)   $3,163.0
===================================================================================================================================

* Represents total common shares less common stock held in treasury.
**Ending treasury shares were 7,950,947 at June 30, 1997; 6,877,497 at December
  31, 1996; 4,880,788 at June 30, 1996; and 8,297,756 at December 31, 1995.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                ----------------------
                                                                                 June 30       June 30
(Unaudited, In Millions)                                                            1997          1996
======================================================================================================
OPERATING ACTIVITIES
  Net cash provided by operating activities ...............................     $  653.3      $  752.1
                                                                                ----------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
 Loans outstanding ........................................................     (1,189.2)        137.0
 Securities purchased under agreements to resell ..........................        311.4        (159.7)
Available-for-sale securities:
 Sales ....................................................................        288.9       1,032.2
 Maturities ...............................................................        301.1         634.5
 Purchases ................................................................       (335.4)       (381.6)
Proceeds from sales of other real estate ..................................         11.5          23.0
Net purchases of bank premises and equipment ..............................        (12.7)        (29.9)
Securitization of corporate charge card balances ..........................        418.1            --
Cash and cash equivalents of acquired subsidiaries ........................           --         116.5
Acquisitions, net of cash received ........................................        (23.3)        (36.5)
Sales of subsidiary operations ............................................           --         123.7
Other -- net ..............................................................        (40.9)        (70.9)
                                                                                ----------------------
  Net cash (used) provided by investing activities ........................       (270.5)      1,388.3
                                                                                ----------------------
FINANCING ACTIVITIES
Net cash provided (used) by:
 Deposits .................................................................        851.9        (694.1)
 Federal funds purchased and securities sold under agreements to repurchase     (1,253.0)       (815.1)
 Short-term borrowings ....................................................       (866.7)        160.0
Long-term debt transactions:
 Proceeds .................................................................      2,596.6         499.2
 Principal payments .......................................................       (405.7)       (347.3)
Proceeds from issuance of common stock ....................................         25.5          36.3
Purchase of treasury stock ................................................       (142.0)       (536.0)
Cash dividends ............................................................       (124.2)       (119.5)
                                                                                ----------------------
  Net cash provided (used) by financing activities ........................        682.4      (1,816.5)
                                                                                ----------------------
  Change in cash and cash equivalients ....................................      1,065.2         323.9
Cash and cash equivalents at beginning of period ..........................      2,444.3       1,871.6
                                                                                ----------------------
  Cash and cash equivalents at end of period ..............................     $3,509.5      $2,195.5
======================================================================================================

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

NOTE B   ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES -- Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement uses a "financial components" approach which focuses on control to determine whether assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal right to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. If control is retained, the transaction is then considered a financing. The adoption of SFAS 125 did not have a material effect on the Company. SFAS 125 has been amended (SFAS 127), deferring for one year its adoption in the accounting for securities lending, repurchase agreements and other secured financing transactions. The adoption of SFAS 125 relating to these transaction types is not expected to have a material effect on the Company.

EARNINGS PER SHARE -- SFAS 128, "Earnings per Share," supersedes APB Opinion 15, "Earnings per Share," by replacing the method currently used to compute earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. Diluted earnings per share will be calculated similarly to the current fully diluted earnings per share. SFAS 128 is effective for periods ending after December 15, 1997, with earlier application prohibited. After the effective date, all prior period earnings per share data presented shall be restated to conform to the provisions of this statement. The adoption of SFAS 128 is not expected to have a material impact on the calculation of earnings per share.

DERIVATIVE FINANCIAL INSTRUMENTS -- "Disclosure of Accounting Policies for Derivative Financial Instruments," a final rule issued by the Securities and Exchange Commission, is intended to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments. Specifically, the rule requires descriptions of accounting policies for derivatives and quantitative and qualitative information about market risk for derivatives that is to be presented outside of the financial statements. These disclosure requirements are effective with the 1997 year-end financial statements.

COMPREHENSIVE INCOME -- SFAS 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the statement of financial position. SFAS 130 is effective January 1, 1998, with all prior periods presented restated to conform to the provisions of this statement.

SEGMENT DISCLOSURE -- SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Statement requires the disclosure of profit or loss, certain specific revenue and expense items, and assets of all operating segments, with reconciliations to the financial statements. The Statement also requires the disclosure of descriptive information about the way the operating segments were determined, the products and services provided by the segments, differences between measurements used in reporting segment information and those used in the financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective with the 1998 year-end financial statements, with comparative information for prior periods required.

NOTE C   BUSINESS COMBINATIONS AND
         DIVESTITURES

U. S. BANCORP -- On August 1, 1997, First Bank System, Inc. issued 109.9 million shares to acquire U.S. Bancorp ("USBC") and amended its Certificate of Incorporation to increase the number of common shares which it has authority to issue from 200 million shares to 500 million shares. As of the acquisition date, the combined institution, now known as U.S. Bancorp, had approximately $70 billion in assets, $49 billion in deposits and served nearly four million households and 475,000 businesses in 17 contiguous states from Illinois to Washington. The Company exchanged .755 shares of its common stock for for each share of USBC common stock. USBC's outstanding stock options were also converted into stock options for the Company's common stock.

     In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company having substantially identical terms. The transaction will be accounted for as a pooling-of-interests.

     The following pro forma operating results of the Company assume that the USBC acquisition had occurred at the beginning of each period presented. The pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

                                                 Three Months
                                                     Ended             Six Months Ended
                                                    June 30                 June 30
                                            ---------------------   -----------------------
(In Millions, Except Per-Share Amounts)          1997        1996        1997          1996
===========================================================================================
Net interest income ...................     $   778.3   $   746.6   $ 1,535.1     $ 1,469.7
Net income ............................         303.9       381.2       597.2         670.9
Net income per share ..................          1.21        1.47        2.38          2.60
===========================================================================================

COMERICA CORPORATE TRUST BUSINESS -- On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues.

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

     The acquisition of FirsTier was accounted for under the purchase method of accounting, and accordingly, the purchase price of $717 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of net assets acquired was recorded as goodwill. Goodwill of $286 million is amortized over an average of 24 years and a core deposit intangible of $63 million is amortized over the estimated lives of the deposits of approximately 10 years. The results of operations of FirsTier have been included in the Company's Consolidated Statement of Income since the date of acquisition.

NOTE D   SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                  June 30, 1997           December 31, 1996
                              --------------------      --------------------
                              Amortized       Fair      Amortized       Fair
(In Millions)                      Cost      Value           Cost      Value
============================================================================
U.S. Treasury ..............     $  344     $  335         $  553     $  545
Mortgage-backed ............      2,433      2,440          2,454      2,464
Other U.S. agencies ........         31         30             42         41
State and political ........        455        457            466        465
Other ......................         33         39             36         40
                                 -------------------------------------------
  Total ....................     $3,296     $3,301         $3,551     $3,555
============================================================================

NOTE E   LOANS

The composition of the loan portfolio was as follows:

                                                  June 30    December 31
(In Millions)                                        1997           1996
========================================================================
COMMERCIAL:
 Commercial ..............................        $10,063        $ 9,456
 Financial institutions ..................            933            905
 Real estate:
  Commercial mortgage ....................          2,982          3,090
  Construction ...........................            804            654
                                                  ----------------------
   Total commercial ......................         14,782         14,105
                                                  ----------------------
CONSUMER:
  Residential mortgage ...................          2,781          3,019
  Residential mortgage held for sale .....             73             42
  Home equity and second mortgage ........          3,471          3,263
  Credit card ............................          2,903          2,858
  Automobile .............................          2,005          1,991
  Revolving credit .......................            747            737
  Installment ............................            559            607
  Student * ..............................            542            506
                                                  ----------------------
     Total consumer ......................         13,081         13,023
                                                  ----------------------
     Total loans .........................        $27,863        $27,128
========================================================================
*All or part of the student loan portfolio may be sold when the repayment period begins.

     At June 30, 1997, the Company had $79 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended June 30, 1997, the average recorded investment in impaired loans was approximately $78 million. No interest income was recognized on these impaired loans during the quarter as interest payments are generally applied against principal.

NOTE F   LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                    June 30   December 31
(In Millions)                                                                          1997          1996
=========================================================================================================
Fixed-rate subordinated notes (6.00% to 8.35%) - maturities to September 2007 ..     $1,050        $1,050
Step-up subordinated notes - due August 15, 2005 ...............................        100           100
Floating-rate subordinated notes - due November 30, 2010 .......................        107           107
Federal Home Loan Bank advances (4.93% to 7.34%) - maturities to March 2011 ....        690         1,005
Medium-term notes (5.67% to 5.89%) - maturities to January 2001 ................        542           406
Bank notes (5.57% to 6.38%) - maturities to June 2002 ..........................      3,175           800
Other ..........................................................................         80            85
                                                                                     --------------------
   Total .......................................................................     $5,744        $3,553
=========================================================================================================

NOTE G COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY

     On November 26, 1996, FBS Capital I (the "Trust"), a Delaware business trust wholly-owned by the Company, completed the sale of $300 million Preferred Securities (the "Preferred Securities"). The Trust used the net proceeds from the offering to purchase $309 million aggregate principal amount of 8.09 percent Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company used the proceeds from the sale of the Debentures for general corporate purposes

     The Preferred Securities accrue and pay distributions semi-annually at an annual rate of 8.09 percent of the stated liquidation amount of $1,000 per Preferred Security. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trust.

     The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, on November 15, 2026, or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole (but not in part), on or after November 15, 2006, at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

NOTE H   SHAREHOLDERS' EQUITY

On February 21, 1996, the Board of Directors authorized the repurchase of up to
25.4 million common shares through December 1997. The Company purchased 17.0 million shares under this authorization, including 1.9 million in the first quarter of 1997. The Board of Directors rescinded this authorization on March 19, 1997, due to the announcement of the U.S. Bancorp acquisition. Refer to Note C for further information about the U.S. Bancorp acquisition.

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

NOTE J   INCOME TAXES

The components of income tax expense were:

                                         Three Months Ended     Six Months Ended
                                         ----------------------------------------
                                         June 30    June 30    June 30    June 30
(In Millions)                               1997       1996       1997       1996
=================================================================================
FEDERAL:
Current tax .........................     $ 82.1     $123.9     $162.2     $239.8
Deferred tax provision ..............        8.8       11.8       19.1       13.6
                                          ---------------------------------------
  Federal income tax ................       90.9      135.7      181.3      253.4
STATE:
Current tax .........................       13.2       15.6       22.1       24.0
Deferred tax provision (credit) .....         .9        (.4)       2.6        (.6)
                                          ---------------------------------------
  State income tax ..................       14.1       15.2       24.7       23.4
                                          ---------------------------------------
  Total income tax provision ........     $105.0     $150.9     $206.0     $276.8
=================================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                     Three Months Ended      Six Months Ended
                                                                    -------------------------------------------
                                                                    June 30     June 30     June 30     June 30
(In Millions)                                                          1997        1996        1997        1996
===============================================================================================================
Tax at statutory rate (35%) ....................................     $ 99.1      $141.8      $194.6      $247.7
State income tax, at statutory rates, net of federal tax benefit        6.2         9.9        13.1        15.2
Tax effect of:
 Tax-exempt interest:
  Loans ........................................................        (.9)       (1.2)       (1.9)       (2.4)
  Securities ...................................................       (2.1)       (2.6)       (4.2)       (4.3)
 Amortization of goodwill ......................................        4.6         4.5         9.2        21.0
 Other items ...................................................       (1.9)       (1.5)       (4.8)        (.4)
                                                                     ------------------------------------------
Applicable income taxes ........................................     $105.0      $150.9      $206.0      $276.8
===============================================================================================================

The Company's net deferred tax asset was $193.9 million at June 30, 1997, and $216.2 million at December 31, 1996.

NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the financing needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                               June 30    December 31
(In Millions)                                                                     1997           1996
=====================================================================================================
Commitments to extend credit:
 Commercial ...............................................................    $ 9,160        $ 8,944
 Corporate and purchasing cards ...........................................     16,787         13,820
 Consumer credit card .....................................................     10,717         10,245
 Other consumer ...........................................................      3,137          3,066
Letters of credit:
 Standby ..................................................................      1,471          1,447
 Commercial ...............................................................        299            182
Interest rate swap contracts:
 Hedges ...................................................................      3,006          2,656
 Intermediated ............................................................        214            174
Options contracts:
 Hedge interest rate floors purchased .....................................        850          1,250
 Hedge interest rate caps purchased .......................................         --            100
 Intermediated interest rate and foreign exchange caps and floors purchased        126            122
 Intermediated interest rate and foreign exchange caps and floors written .        126            122
Liquidity support guarantees ..............................................         61             81
Forward contracts .........................................................         28             22
Commitments to sell loans .................................................         --              3
Mortgages sold with recourse ..............................................        102            114
Foreign currency commitments:
 Commitments to purchase ..................................................        822            870
 Commitments to sell ......................................................        827            867
=====================================================================================================

     Activity for the six months ended June 30, 1997, with respect to interest rate swaps which the Company uses to hedge subordinated debt, bank notes, certificates of deposit, deposit accounts, and savings certificates was as follows:

(In Millions)
============================================================
Notional amount outstanding at December 31, 1996     $ 2,656
Additions ......................................         500
Maturities .....................................        (150)
                                                     -------
 Notional amount outstanding at June 30, 1997 ..     $ 3,006
============================================================
Weighted average interest rates paid ...........        5.72%
Weighted average interest rates received .......        6.57%
============================================================


     The Company received fixed rate interest and paid floating rate interest on all swap hedges as of June 30, 1997. Net unamortized deferred gains, which amortize through the year 2000, were $5.4 million at June 30, 1997.

     LIBOR-based interest rate floors totaling $550 million with an average remaining maturity of 11 months at June 30, 1997, and $950 million with an average remaining maturity of 12 months at December 31, 1996, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors ranged from
3.25 percent to 4.00 percent at June 30, 1997, and December 31, 1996. Constant Maturity Treasury (CMT) interest rate floors totaling $300 million with an average remaining maturity of 12 months at June 30, 1997, and 18 months at December 31, 1996, hedged the pre-payment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 5.60 percent to
5.70 percent at June 30, 1997, and December 31, 1996. The total notional amount of interest rate cap agreements purchased was $100 million with a 3-month LIBOR strike rate of 6.00 percent at December 31, 1996.

NOTE L   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $883 million and $866 million at June 30, 1997, and December 31, 1996, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                          Six Months Ended
                                                                        --------------------
                                                                        June 30      June 30
(In Millions)                                                              1997         1996
============================================================================================
Income taxes paid ................................................     $  170.1     $  192.3
Interest paid ....................................................        586.5        556.5
Net noncash transfers to foreclosed property .....................          7.7         13.2
Change in unrealized gain (loss) on available-for-sale securities,
 net of taxes of $.6 in 1997 and $34.3 in 1996 ...................          1.0        (56.1)
                                                                       =====================
Cash acquisitions of businesses:
 Fair value of noncash assets acquired ...........................     $   23.3     $   36.5
 Liabilities assumed .............................................           --           --
                                                                       ---------------------
  Net ............................................................     $   23.3     $   36.5
                                                                       =====================
Stock acquisitions of businesses:
 Fair value of noncash assets acquired ...........................     $     --     $3,627.9
 Net cash acquired ...............................................           --        116.5
 Liabilities assumed .............................................           --     (3,032.2)
                                                                       ---------------------
  Net value of common stock issued ...............................     $     --     $  712.2
============================================================================================

    CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                     For the Three Months Ended June 30
                                                                1997                                 1996
------------------------------------------------------------------------------------   ---------------------------------   ---------
                                                                            Yields                              Yields     % Change
(In Millions)                                                                  and                                 and      Average
(Unaudited)                                      Balance       Interest      Rates       Balance    Interest     Rates      Balance
====================================================================================================================================
ASSETS
Securities:
 U.S. Treasury ..............................    $    348      $    5.1       5.88%     $    646    $    9.9       6.16%     (46.1)%
 Mortgage-backed ............................       2,490          43.6       7.02         2,828        49.3       7.01      (12.0)
 State and political ........................         457           9.5       8.34           522        11.5       8.86      (12.5)
 U.S. agencies and other ....................          63            .9       5.73           267         4.1       6.18      (76.4)
                                                 ----------------------                 --------------------
  Total securities ..........................       3,358          59.1       7.06         4,263        74.8       7.06      (21.2)
Unrealized loss on available-for-sale
 securities .................................         (25)                                   (34)                             26.5
                                                 --------                               --------
   Net securities ...........................       3,333                                  4,229                             (21.2)
Trading account securities ..................          98           1.4       5.73            91         1.3       5.75        7.7
Federal funds sold and resale agreements ....         544           7.6       5.60           482         6.2       5.17       12.9
Loans:
 Commercial:
  Commercial ................................       9,820         198.1       8.09         9,412       184.0       7.86        4.3
  Financial institutions ....................         882           9.8       4.46           981        10.3       4.22      (10.1)
  Real estate:
   Commercial mortgage ......................       3,037          67.1       8.86         3,023        67.0       8.91         .5
   Construction .............................         744          17.8       9.60           465        10.3       8.91       60.0
                                                 ----------------------                 --------------------
   Total commercial .........................      14,483         292.8       8.11        13,881       271.6       7.87        4.3
 Consumer:
  Residential mortgage ......................       2,848          55.1       7.76         3,358        66.7       7.99      (15.2)
  Residential mortgage held for sale ........          55           1.0       7.29           160         2.9       7.29      (65.6)
  Home equity and second mortgage ...........       3,398          81.8       9.66         2,977        70.8       9.57       14.1
  Credit card ...............................       2,814          83.6      11.92         2,597        78.7      12.19        8.4
  Other .....................................       3,876          94.5       9.78         3,959        93.0       9.45       (2.1)
                                                 ----------------------                 --------------------
   Total consumer ...........................      12,991         316.0       9.76        13,051       312.1       9.62        (.5)
                                                 ----------------------                 --------------------
   Total loans ..............................      27,474         608.8       8.89        26,932       583.7       8.72        2.0
 Allowance for credit losses ................         511                                    536                              (4.7)
                                                 --------                               --------
  Net loans .................................      26,963                                 26,396                               2.1
Other earning assets ........................         362           4.1       4.54           337         4.2       5.01        7.4
                                                 ----------------------                 --------------------
   Total earning assets* ....................      31,836         681.0       8.58        32,105       670.2       8.40        (.8)
Cash and due from banks .....................       1,748                                  1,846                              (5.3)
Other assets ................................       2,387                                  2,541                              (6.1)
                                                 --------                               --------
   Total assets .............................    $ 35,435                               $ 35,922                              (1.4)%
                                                 ========                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits ...............    $  6,494                               $  6,578                              (1.3)%
 Interest-bearing deposits:
  Interest checking .........................       2,861           9.6       1.35         3,169        10.6       1.35       (9.7)
  Money market accounts .....................       4,344          40.7       3.76         4,263        37.4       3.53        1.9
  Other savings accounts ....................       1,518           8.1       2.14         1,683         8.9       2.13       (9.8)
  Savings certificates ......................       6,562          90.8       5.55         7,432       100.2       5.42      (11.7)
  Certificates over $100,000 ................         794          12.1       6.11           916        13.8       6.06      (13.3)
                                                 ----------------------                 --------------------
   Total interest-bearing deposits ..........      16,079         161.3       4.02        17,463       170.9       3.94       (7.9)
Short-term borrowings .......................       3,436          51.7       6.04         4,047        56.1       5.58      (15.1)
Long-term debt ..............................       4,867          72.4       5.97         3,462        51.4       5.97       40.6
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely the junior subordinated
 debentures of the parent company ...........         300           6.0       8.09            --          --         --         **
                                                 ----------------------                 --------------------
   Total interest-bearing liabilities .......      24,682         291.4       4.74        24,972       278.4       4.48       (1.2)
Other liabilities ...........................       1,205                                  1,150                               4.8
Preferred equity ............................          --                                     90                                **
Common equity ...............................       3,069                                  3,153                              (2.7)
Unrealized loss on available-for-sale
 securities, net of tax .....................         (15)                                   (21)                             28.6
                                                 --------                               --------
   Total liabilities and shareholders' equity    $ 35,435                               $ 35,922                              (1.4)%
                                                 ========                               ========                            ========
Net interest income .........................                  $  389.6                             $  391.8
                                                               ========                             ========
Gross interest margin .......................                                 3.84%                                3.92%
                                                                             ======                               ======
Gross interest margin without
 taxable-equivalent  increments .............                                 3.78%                                3.85%
                                                                             ======                               ======
Net interest margin .........................                                 4.91%                                4.91%
                                                                             ======                               ======
Net interest margin without taxable-
 equivalent increments ......................                                 4.85%                                4.84%
====================================================================================================================================

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees.
Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.
**Not meaningful

      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                     For the Six Months Ended June 30
                                                                 1997                                 1996
------------------------------------------------------------------------------------   ---------------------------------   ---------
                                                                             Yields                               Yields   % Change
(In Millions)                                                                   and                                  and    Average
(Unaudited)                                       Balance      Interest       Rates       Balance    Interest      Rates    Balance
====================================================================================================================================
ASSETS
Securities:
 U.S. Treasury ..............................    $    394      $   11.5        5.89%     $    771    $   23.9       6.23%    (48.9)%
 Mortgage-backed ............................       2,496          87.2        7.05         2,671        92.6       6.97      (6.6)
 State and political ........................         459          19.1        8.39           434        19.4       8.99       5.8
 U.S. agencies and other ....................          64           1.9        5.99           331        10.2       6.20     (80.7)
  Total securities ..........................       3,413         119.7        7.07         4,207       146.1       6.98     (18.9)
                                                 ----------------------                  --------------------
Unrealized loss on available-for-sale
 securities .................................         (18)                                     (1)                              **
                                                 --------                                --------
   Net securities ...........................       3,395                                   4,206                            (19.3)
Trading account securities ..................          94           2.7        5.79            99         2.6       5.28      (5.1)
Federal funds sold and resale agreements ....         539          14.7        5.50           486        12.6       5.21      10.9
Loans:
 Commercial:
  Commercial ................................       9,633         384.3        8.04         9,039       358.0       7.96       6.6
  Financial institutions ....................         843          18.7        4.47         1,005        22.0       4.40     (16.1)
  Real estate:
   Commercial mortgage ......................       3,056         134.2        8.86         2,964       133.2       9.04       3.1
   Construction .............................         707          32.2        9.18           454        20.7       9.17      55.7
                                                 ----------------------                  --------------------
   Total commercial .........................      14,239         569.4        8.06        13,462       533.9       7.98       5.8
 Consumer:
  Residential mortgage ......................       2,906         113.3        7.86         3,625       140.8       7.81     (19.8)
  Residential mortgage held for sale ........          43           1.6        7.50           190         6.9       7.30     (77.4)
  Home equity and second mortgage ...........       3,334         159.0        9.62         2,918       139.6       9.62      14.3
  Credit card ...............................       2,795         166.7       12.03         2,548       157.2      12.41       9.7
  Other .....................................       3,875         186.6        9.71         3,888       182.1       9.42       (.3)
                                                 ----------------------                  --------------------
   Total consumer ...........................      12,953         627.2        9.76        13,169       626.6       9.57      (1.6)
                                                 ----------------------                  --------------------
   Total loans ..............................      27,192       1,196.6        8.87        26,631     1,160.5       8.76       2.1
 Allowance for credit losses ................         514                                     519                             (1.0)
                                                 --------                                --------
  Net loans .................................      26,678                                  26,112                              2.2
Other earning assets ........................         358           8.3        4.68           315         7.7       4.92      13.7
                                                 ----------------------                  --------------------
   Total earning assets* ....................      31,596       1,342.0        8.57        31,738     1,329.5       8.42       (.4)
Cash and due from banks .....................       1,754                                   1,786                             (1.8)
Other assets ................................       2,360                                   2,479                             (4.8)
                                                 --------                                --------
   Total assets .............................    $ 35,178                                $ 35,483                              (.9)%
                                                 ========                                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits ...............    $  6,400                                $  6,363                               .6%
 Interest-bearing deposits:
  Interest checking .........................       2,865          18.9        1.33         3,085        20.8       1.36      (7.1)
  Money market accounts .....................       4,379          80.6        3.71         4,170        73.7       3.55       5.0
  Other savings accounts ....................       1,536          16.2        2.13         1,666        17.8       2.15      (7.8)
  Savings certificates ......................       6,595         180.1        5.51         7,352       197.8       5.41     (10.3)
  Certificates over $100,000 ................         802          24.1        6.06           908        27.8       6.16     (11.7)
                                                 ----------------------                  --------------------
   Total interest-bearing deposits ..........      16,177         319.9        3.99        17,181       337.9       3.96      (5.8)
Short-term borrowings .......................       3,722         106.6        5.78         4,267       119.6       5.64     (12.8)
Long-term debt ..............................       4,376         129.0        5.94         3,368       100.9       6.02      29.9
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely the junior subordinated
 debentures of the parent company ...........         300          12.1        8.09            --          --         --        **
                                                 ----------------------                  --------------------
   Total interest-bearing liabilities .......      24,575         567.6        4.66        24,816       558.4       4.53      (1.0)
Other liabilities ...........................       1,170                                   1,126                              3.9
Preferred equity ............................          --                                      96                               **
Common equity ...............................       3,044                                   3,082                             (1.2)
Unrealized loss on available-for-sale
 securities, net of tax .....................         (11)                                     --                               **
                                                 --------                                --------
   Total liabilities and shareholders' equity    $ 35,178                                $ 35,483                              (.9)%
                                                 ========                                ========                            =======
Net interest income .........................                  $  774.4                              $  771.1
                                                               ========                              ========
Gross interest margin .......................                                  3.91%                                3.89%
                                                                              ======                               ======
Gross interest margin without
 taxable-equivalent  increments .............                                  3.85%                                3.83%
                                                                              ======                               ======
Net interest margin .........................                                  4.94%                                4.89%
                                                                              ======                               ======
Net interest margin without taxable-
 equivalent increments ......................                                  4.88%                                4.82%
====================================================================================================================================

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.
**Not meaningful

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES -- On August 1, 1997, the Company's Certificate of Incorporation was amended as described in Item 4 below. Such amendment affects the voting requirements for certain actions requiring the vote of the holders of the Company's common stock. The Certificate of Incorporation was also amended to increase the total number of shares of all classes of stock which the Company has the authority to issue from 210,000,000 (consisting of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock) to 510,000,000 (consisting of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock). The Company also amended its By-Laws in certain respects, effective August 1, 1997, in connection with the merger described in Item 4 below.

     Also on August 1, 1997 in connection with such merger, the Company issued 6,000,000 shares of its 8 1/8 % Cumulative Preferred Stock, Series A, par value $1.00 per share, liquidation preference $25 per share (the "Preferred Stock"). The Preferred Stock was issued in exchange for shares of outstanding preferred stock of U.S. Bancorp having substantially identical terms. The Preferred Stock ranks prior to the Company's common stock with respect to the payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- A Special Meeting of Shareholders of First Bank System, Inc. was held on Thursday, July 31, 1997, at the First Bank on Marquette Avenue, 10th Floor Auditorium, 90 South Sixth Street, Minneapolis, Minnesota. John F. Grundhofer, Chairman, President and Chief Executive Officer, presided.

     The holders of 123,390,573 shares of common stock, 92.4 percent of the 133,606,498 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The proposal to approve and adopt an Agreement and Plan of Merger dated as of March 19, 1997, pursuant to which U. S. Bancorp merged with and into First Bank System, Inc. (and First Bank System, Inc. was renamed "U.S. Bancorp") was approved. The proposal to approve an amendment to the First Bank System, Inc. Certificate of Incorporation to increase the maximum number of Directors to 30 and to exempt from the 80 percent shareholder voting requirement any future amendment to the Certificate of Incorporation to reduce the maximum number of Directors to not less than the greater of (i) the number of Directors then in office and (ii) 24 (the "Board Expansion Amendment"), was approved. The 1997 Stock Incentive Plan of new U.S. Bancorp was approved. The tabulation for each proposal is listed in the table below.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                     Number of Shares
                                                   ---------------------------------------------------
                                                       For           Against     Abstain      Non-Vote
------------------------------------------------------------------------------------------------------
Approve and Adopt Agreement and Plan of Merger     115,115,935        687,117     694,208    6,893,313
Approve the Board Expansion Amendment              111,586,107      4,150,394   1,143,366    6,510,706
Approve the 1997 Stock Incentive Plan              105,085,834     16,114,805   1,807,027      382,907

For a copy of the meeting minutes, please write to the Office of the Secretary,
            U.S. Bancorp, P.O. Box 522, Minneapolis, Minnesota 55480.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     3(a) Restated Certificate of Incorporation. Previously filed as Exhibit 3.1 to Form 8-K filed August 1, 1997 and incorporated herein by reference.

     3(b) By-Laws, as amended. Previously filed as Exhibit 3.2 to Form 8-K filed
          August 1, 1997 and incorporated herein by reference.

     4 Certificate of Designations for U.S. Bancorp 8 1/8% Cumulative Preferred Stock, Series A, par value $1.00 per share, liquidation preference $25 per share. Previously filed as Exhibit B to Exhibit 3.1 to Form 8-K filed August 1, 1997 and incorporated herein by reference.

     11   Computation of Primary and Fully Diluted Net Income Per Common Share

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Article 9 Financial Data Schedule*

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.

(b) REPORTS ON FORM 8-K

     During the three months ended June 30, 1997, the Company filed the following Current Report on Form 8-K:

          Form 8-K filed June 24, 1997, which includes U. S. Bancorp's financial statements and pro forma financial information filed pursuant to
          Item 7.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            U.S. BANCORP

                                 By:  /s/ DAVID J. PARRIN
                                 David J. Parrin
                                 Senior Vice President and Controller
                                 (Chief Accounting Officer and Duly Authorized
DATE: August 13, 1997            Officer)

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN


[LOGO] U.S. BANCORP
P.O. Box 522
Minneapolis, Minnesota
55480

http://www.fbs.com



SHAREHOLDER INQUIRIES

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York acts as transfer agent and registrar, dividend paying agent, and dividend reinvestment plan agent for U.S. Bancorp, formerly known as First Bank System, and maintains all shareholder records for the corporation. For information about U.S. Bancorp stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago's Shareholder Services Center at (800) 446-2617, weekdays, 8:00 a.m. to 10:00 p.m. EST, and Saturdays, 8:00 a.m. to 3:30 p.m. EST. The TDD telephone number for the hearing impaired is (201) 222-4955.

First Chicago Trust Company of New York, P.O. Box 2500, Jersey City, New Jersey 07303-2500.

Telephone: (201) 324-0498
Fax:  (201) 222-4892
Internet address: http://www.fctc.com
E-mail address: fctc@em.fcnbd.com

COMMON STOCK LISTING AND TRADING
U.S. Bancorp Common Stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

DIVIDENDS
U.S. Bancorp currently pays quarterly dividends on its Common Stock on or about the 15th of March, June, September and December, subject to prior Board approval. Shareholders may choose to have dividends electronically deposited directly into their bank accounts. For enrollment information, please call First Chicago at (800) 446-2617.

DIVIDEND REINVESTMENT PLAN
U.S. Bancorp shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares of U.S. Bancorp Common Stock up to $60,000 per calendar year. If you would like more information, please contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor and Corporate Relations
(612) 973-2261

General Information, Investor and Corporate Relations
(612) 973-2263
U.S. Bancorp
P.O. Box 522
Minneapolis, MN 55480

FINANCIAL INFORMATION
U.S. Bancorp news and financial results are available by fax, mail and the internet.

FAX. To access our fax-on-demand service, call (800) 758-5804. When asked, enter USB's extension number, "312402." Enter "1" for the most current news release or "2" for a menu of recent releases. Enter your fax and telephone numbers as directed. The information will be faxed to you promptly.

MAIL. On your request we will mail to you our quarterly earnings news releases. To be added to U.S. Bancorp's mailing list, please contact Investor and Corporate Relations, U.S. Bancorp, 601 Second Avenue South, Minneapolis, Minnesota 55402-4302, (612) 973-2434.

INTERNET. For information about U.S. Bancorp, including news and financial results, product information, and service locations, access our home page on the World Wide Web. The address is http://www.fbs.com. Additional information for customers of our U.S. Bank affiliates is available at http://www.usbank.com.