Form 10-Q
period 1997-09-30
US BANCORP \DE\
filed 1997-11-14
CIK 36104

3
                                                  FORM 10-Q / SEPTEMBER 30, 1997






                                                             [LOGO] U.S. BANCORP

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -----------------

                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                              YES  __X__    NO _____

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of October 31, 1997
      Common Stock, $1.25 Par Value             245,472,252 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FINANCIAL SUMMARY

                                                       Three Months Ended         Nine Months Ended
                                                   --------------------------  --------------------------
                                                   September 30  September 30  September 30  September 30
(Dollars in Millions, Except Per Share Data)               1997          1996          1997          1996
                                                   ============  ============  ============  ============
Income before nonrecurring items ..................   $   324.8     $   290.6     $   919.7     $   850.3
Nonrecurring items ................................      (372.4)        (34.9)       (370.1)         76.3
                                                      ---------     ---------     ---------     ---------
Net income (loss) .................................   $   (47.6)    $   255.7     $   549.6     $   926.6
                                                      =========     =========     =========     =========

PER COMMON SHARE
Primary net income (loss) .........................   $    (.20)    $     .98     $    2.17     $    3.59
Fully diluted net income (loss) ...................        (.20)          .98          2.16          3.55
Earnings (loss) on a cash basis (fully diluted)* ..        (.09)         1.08          2.49          3.95
Dividends paid ....................................       .4650         .4125        1.3950        1.2375
Common shareholders' equity .......................       22.82         22.97

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Primary income ....................................        1.30          1.12          3.66          3.29
Fully diluted income ..............................        1.29          1.11          3.64          3.26
Earnings on a cash basis (fully diluted)* .........        1.41          1.22          3.97          3.54
                                                      ---------     ---------     ---------     ---------
FINANCIAL RATIOS
Return on average assets ..........................        (.28)%        1.50%         1.07%         1.84%
Return on average common equity ...................        (3.5)         17.3          12.8          21.5
Efficiency ratio ..................................        84.3          56.8          61.7          53.3
Net interest margin (taxable-equivalent basis) ....        5.03          5.05          5.05          5.03

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets ..........................        1.88          1.70          1.80          1.69
Return on average common equity ...................        22.3          19.7          21.5          19.7
Efficiency ratio ..................................        47.7          51.6          49.3          52.4
                                                      =========     =========     =========     =========

                                                   September 30   December 31
                                                           1997          1996
                                                      ---------     ---------
PERIOD END
Loans .............................................   $  54,143     $  52,355
Allowance for credit losses .......................       1,020           993
Assets ............................................      70,174        69,749
Total shareholders' equity ........................       5,741         5,763
Tangible common equity to total assets** ..........         6.7%          6.7%
Tier 1 capital ratio ..............................         7.2           7.6
Total risk-based capital ratio ....................        11.4          11.9
Leverage ratio ....................................         7.3           7.5
                                                      =========     =========

 * CALCULATED BY ADDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS TO NET INCOME.
** DEFINED AS COMMON EQUITY LESS GOODWILL AS A PERCENTAGE OF TOTAL ASSETS LESS
   GOODWILL.
   REFER TO MANAGEMENT'S DISCUSSION AND ANALYSIS ON PAGE 2 FOR A DESCRIPTION
   OF NONRECURRING ITEMS.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
  (Item 2) ..............................................................................    2
Financial Statements (Item 1) ...........................................................   15

PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6) ...............................................   28
Signature ...............................................................................   28
Exhibit 10(a) -- Employment Agreement with John F. Grundhofer ...........................  ***
Exhibit 10(b) -- Employment Agreement with Philip G. Heasley ............................  ***
Exhibit 10(c) -- Employment Agreement with Richard A. Zona ..............................  ***
Exhibit 10(d) -- Employment Agreements with Gerry B. Cameron, Gary T. Duim and Robert D.
                 Sznewajs. Filed as Exhibits 10.1 - 10.3 to Registration Statement on
                 Form S-4, File No. 333-29409 and incorporated herein by reference ......  ***
Exhibit 11 -- Computation of Primary and Fully Diluted Net Income Per Common Share ......   29
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges .........................   30
Exhibit 27 -- Article 9 Financial Data Schedule .........................................  ***


*** COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE
    COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.

FORWARD-LOOKING STATEMENTS

     This form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. U.S. Bancorp cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include economic conditions and competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and governmental regulation and the progress of integrating former U. S. Bancorp.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

U.S. Bancorp, formerly known as First Bank System, Inc. (the "Company"), is the organization created by the merger of First Bank System, Inc. ("FBS") and U. S. Bancorp ("USBC") of Portland, Oregon. The merger was completed on August 1, 1997 as a pooling-of-interests, and prior period financial statements have been restated to reflect the merger.

EARNINGS SUMMARY -- The Company reported third quarter 1997 operating earnings (net income excluding nonrecurring items) of $324.8 million, compared with $290.6 million in the third quarter of 1996. On a fully diluted per share basis, operating earnings were $1.29 in the third quarter of 1997, compared with $1.11 in the third quarter of 1996, an increase of 16 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were 1.88 percent and 22.3 percent, respectively, in the third quarter of 1997, compared with returns of 1.70 percent and 19.7 percent in the third quarter of 1996. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 47.7 percent in the third quarter of 1997 from 51.6 percent in the third quarter of 1996.

      Operating earnings for the third quarter of 1997 reflected growth in both net interest income and noninterest income and a decrease in noninterest expense from the third quarter of 1996. Third quarter net interest income on a taxable-equivalent basis increased $9.8 million (1 percent) from the third quarter of 1996 to $779.8 million, due primarily to an increase in earning assets. Noninterest income, excluding nonrecurring items, increased $44.3 million (12 percent) from the third quarter of 1996. The increase was the result of growth in all categories of fee revenue. Third quarter noninterest expense, excluding nonrecurring items, decreased $18.1 million (3 percent) from the third quarter of 1996, reflecting the initial benefits of the merger.

      As a result of merger-related charges, the Company recorded a net loss for the third quarter of 1997 of $47.6 million, or $.20 per fully diluted share, compared with net income of $255.7 million, or $.98 per fully diluted share, in the third quarter of 1996. Nonrecurring items decreased net income $372.4 million ($525.8 million on a pretax basis) or $1.49 per share in the third quarter of 1997. Nonrecurring pretax gains included a $9.4 million gain on the sale of USBC's affinity credit card portfolio. Nonrecurring pretax charges of $535.2 million consisted of $440.2 million of merger-related expenses and a $95.0 million merger-related provision for credit losses. Merger-related expenses included: $232.3 million of severance costs; $65.8 million of occupancy/equipment writedowns; $43.4 million of capitalized software and other asset write-offs; $35.0 million of investment banking and other transaction costs; $27.1 million of conversion expenses incurred; and, $36.6 million of other merger-related expenses. Approximately $190.0 million of additional merger-related expenses are expected to be incurred over the next four quarters. The $95.0 million merger-related provision for credit losses and a related $62.3 million of charge-offs were recorded as a result of efforts to align the classification and charge-off practices of the former USBC with those of the Company.

      Nonrecurring items decreased net income $34.9 million ($56.2 million on a pretax basis) or $.13 per share in the third quarter 1996. Nonrecurring pretax gains included a $4.2 million gain on the sale of premises and $.9 million of net securities gains. Nonrecurring pretax charges consisted of a $61.3 million one-time special assessment by the Federal Deposit Insurance Corporation ("FDIC") on Savings Association Insurance Fund ("SAIF") deposits.

      Operating earnings for the first nine months of 1997 were $919.7 million compared with $850.3 million in the first nine months of 1996. On a fully diluted per share basis, operating earnings were $3.64 in the first nine months of 1997, compared with $3.26 in the first nine months of 1996, an increase of 12 percent. Year-to-date return on average assets and return on average common equity, excluding nonrecurring items, were 1.80 percent and 21.5 percent, respectively, in the first nine months of 1997, compared with returns of 1.69 percent and 19.7 percent, in the first nine months of 1996. Excluding nonrecurring items, the year-to-date efficiency ratio improved to 49.3 percent from 52.4 percent in 1996.

      Net income for the first nine months of 1997 was $549.6 million, compared with $926.6 million for the first nine months of 1996. Nonrecurring items decreased net income $370.1 million ($522.2 million on a pre-tax basis), or $1.48 per share for the first nine months of 1997. In addition to the third quarter 1997 nonrecurring items discussed above, nonrecurring items in the first nine months of 1997 included $3.6 million of pretax net securities gains. Nonrecurring items increased net income $76.3 million ($144.6 million on a pretax basis) or $.29 per share for the first nine months of 1996. For the nine months ended September 30, 1996, nonrecurring gains included: $190 million, net of expenses, received for the termination of the First Interstate Bancorp merger agreement; a $65 million state income tax refund, including interest; a $45.8 million gain on the sale of the Company's mortgage banking operations; a $25.6 million gain on branch and credit card portfolio sales; a $4.2 million gain on the sale of premises; and, $20.3 million in net securities gains.

TABLE 1 SUMMARY OF CONSOLIDATED INCOME

                                                             Three Months Ended             Nine Months Ended
                                                        ----------------------------   ---------------------------
(Taxable-Equivalent Basis;                              September 30    September 30   September 30   September 30
Dollars In Millions, Except Per Share Data)                     1997            1996           1997           1996
                                                         ===========     ===========    ===========    ===========
Interest income ......................................   $   1,346.6     $   1,310.5    $   3,989.3    $   3,859.4
Interest expense .....................................         566.8           540.5        1,668.0        1,602.8
                                                         -----------     -----------    -----------    -----------
 Net interest income .................................         779.8           770.0        2,321.3        2,256.6
Provision for credit losses ..........................         185.0            73.1          370.3          195.7
                                                         -----------     -----------    -----------    -----------
 Net interest income after provision for credit losses         594.8           696.9        1,951.0        2,060.9
Securities gains .....................................          --                .9            3.6           20.3
Other nonrecurring gains .............................           9.4             4.2            9.4          330.6
Other noninterest income .............................         400.3           356.0        1,181.7        1,071.4
Merger-related charges ...............................         440.2            --            440.2           88.1
Other nonrecurring charges ...........................          --              61.3           --            118.2
Other noninterest expense ............................         562.9           581.0        1,727.9        1,744.9
                                                         -----------     -----------    -----------    -----------
 Income before income taxes ..........................           1.4           415.7          977.6        1,532.0
Taxable-equivalent adjustment ........................          14.5            16.1           44.2           48.2
Income taxes .........................................          34.5           143.9          383.8          557.2
                                                         -----------     -----------    -----------    -----------
 Net income (loss) ...................................   $     (47.6)    $     255.7    $     549.6    $     926.6
                                                         ===========     ===========    ===========    ===========
Return on average assets .............................          (.28)%          1.50%          1.07%          1.84%
Return on average common equity ......................          (3.5)           17.3           12.8           21.5
Net interest margin ..................................          5.03            5.05           5.05           5.03
Efficiency ratio .....................................          84.3            56.8           61.7           53.3
Efficiency ratio before nonrecurring items ...........          47.7            51.6           49.3           52.4
                                                         ===========     ===========    ===========    ===========
Per Common Share:
Net income (loss) ....................................   $      (.20)    $       .98    $      2.17    $      3.59
Dividends paid .......................................         .4650           .4125         1.3950         1.2375
                                                         ===========     ===========    ===========    ===========

Nonrecurring charges in the first nine months of 1996 included: $49.5 million of merger and integration charges; $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to their estimated fair value; $10.1 million for a one-time $750 per-employee bonus; $17.3 million to acquire credit card and revolving credit software and to write-off other miscellaneous assets; and, a $61.3 million one-time special assessment on SAIF deposits.

      Operating results reflect the following acquisition and divestiture activity: the April 1997 acquisition of Business and Professional Bank of Sacramento, California; the February 1997 securitization and sale of $420 million of corporate charge card receivables; the January 1997 acquisitions of Sun Capital Bancorp of St. George, Utah and the bond indenture services and paying agency business of Comerica Incorporated; the June 1996 acquisition of California Bancshares, Inc.; and, the February 1996 acquisition of Omaha-based FirsTier Financial, Inc.

      On September 15, 1997, the Company announced that it would acquire Zappco, Inc., a bank holding company headquartered in St. Cloud, Minnesota, with three banks, six banking locations and total assets of $360 million. The acquisition is subject to regulatory approval and is expected to close late in the fourth quarter of 1997.


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

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATM's"). Operating earnings

TABLE 2   LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                    Retail                         Payment
                                                    Banking                        Systems
                                        -------------------------------------------------------------
For the Three Months Ended September 30                      Percent                         Percent
(Dollars in Millions)                       1997     1996     Change        1997     1996     Change
-----------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
   (taxable-equivalent basis)             $373.3   $384.9     (3.0)%       $56.5    $60.2      (6.1)%
Provision for credit losses                 39.8     27.3     45.8          35.4     37.4      (5.3)
Noninterest income                         131.3    119.7      9.7         114.4     97.1      17.8
Noninterest expense                        302.5    330.5     (8.5)         71.0     62.9      12.9
Income taxes and
   taxable-equivalent adjustment            62.4     56.5                   24.7     21.9
                                        --------------------             -------------------
Income before nonrecurring items           $99.9    $90.3     10.6         $39.8    $35.1      13.4
                                        ====================             ===================
Net nonrecurring items (after-tax)


      Net income

AVERAGE BALANCE SHEET DATA:
Commercial loans                          $1,854   $1,795        3.3      $1,095   $1,234     (11.3)
Consumer loans, excluding
   residential mortgage                   10,933   10,481        4.3       4,320    4,137       4.4
Residential mortgage loans                 4,676    5,232      (10.6)         --       --        --
Assets                                    22,338   24,275       (8.0)      6,561    6,453       1.7
Deposits                                  36,180   37,728       (4.1)         42       37      13.5
Common equity                              1,727    2,001      (13.7)        509      548      (7.1)
                                        --------------------             -------------------

Return on average assets                    1.77%    1.48%                  2.41%    2.16 %
Return on average common equity
   ("ROCE")                                 22.9     18.0                   31.0     25.5
Net tangible ROCE **                        39.5     30.1                   50.4     40.3
Efficiency ratio                            59.9     65.5                   41.5     40.0
Efficiency ratio on a cash basis**          57.3     63.1                   38.9     37.2
-----------------------------------------------------------------------------------------------------

 *Not meaningful
**Calculated by excluding goodwill and other intangibles and the related amortization.
Note:  Nonrecurring items are not allocated to the business lines.

were $99.9 million in the third quarter of 1997 compared with $90.3 million in the third quarter of 1996. Third quarter return on average assets increased to
1.77 percent from 1.48 percent in the same quarter a year ago. Net tangible return on average common equity increased to 39.5 percent compared with 30.1 percent in the third quarter of the prior year.

      Net interest income declined 3 percent from the third quarter of the prior year, due primarily to the planned runoff of the residential mortgage loan portfolio. Noninterest income increased 10 percent in the third quarter as compared to the same period in the prior year, due primarily to increases in service charges on deposits and investment products and fees. Noninterest expense decreased, reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The third quarter 1997 efficiency ratio on a cash basis improved to 57.3 percent from 63.1 percent in the third quarter of 1996.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 13 percent in the third quarter of 1997 to $39.8 million compared with $35.1 million in the third quarter of 1996. Third quarter return on average assets was 2.41 percent compared with 2.16 percent in the third quarter of 1996, and net tangible return on average common equity was 50.4 percent compared with
40.3 percent for the same quarter in the previous year.

      Fee-based noninterest income increased 18 percent in the third quarter of 1997 compared with the same period in 1996. Excluding the reduction in fees related to the first quarter 1997 Corporate Card securitization, fee-based noninterest income increased 23 percent. The increase was due to growth in the sales volume of the Corporate Card, the Purchasing Card, and the FBS WorldPerks(R) VISA(R) card. Net interest income decreased 6 percent in the third quarter of 1997 compared with the same period in 1996 due to a higher proportion of retail customers who choose to pay off their credit card balance in full each month and lower retail late fees. Noninterest expense increased due to increased technology spending and higher variable transaction costs related to increased sales volume.

BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Business Banking and Private Financial Services includes middle-market banking services, private banking, and personal trust. Operating earnings increased 9 percent to

                                                                     Corporate Trust and
        Business Banking and                Commercial              Institutional Financial               Consolidated
     Private Financial Services              Banking                       Services                          Company
-----------------------------------------------------------------------------------------------------------------------------
                        Percent                       Percent                        Percent                          Percent
        1997     1996    Change     1997      1996     Change       1997     1996     Change         1997      1996    Change
-----------------------------------------------------------------------------------------------------------------------------


      $157.3   $147.1      6.9%   $176.9    $165.8       6.7%      $15.8    $12.0      31.7%       $779.8    $770.0      1.3%
         5.8      3.3     75.8       9.0       5.1      76.5        --       --        --            90.0      73.1     23.1
        44.7     42.8      4.4      40.3      34.0      18.5        69.6     62.4      11.5         400.3     356.0     12.4
        80.4     80.0       .5      61.8      64.5      (4.2)       47.2     43.1       9.5         562.9     581.0     (3.1)

        44.4     40.9               56.2      50.0                  14.7     12.0                   202.4     181.3
    --------------------        ---------------------            -------------------             ---------------------
       $71.4    $65.7      8.7     $90.2     $80.2      12.5       $23.5    $19.3      21.8         324.8     290.6     11.8
    ====================        =====================            ===================
                                                                                                   (372.4)    (34.9)      --
                                                                                                 ---------------------
                                                                                                   ($47.6)   $255.7       --
                                                                                                 =====================



     $11,667  $10,736      8.7   $18,258   $16,742       9.1       $  --    $  --        --       $32,874   $30,507      7.8

         562      551      2.0        --        --        --          --       --        --        15,815    15,169      4.3
         325      332     (2.1)       --        --        --          --       --        --         5,001     5,564    (10.1)
      15,860   14,547      9.0    22,345    21,206       5.4       1,319    1,390      (5.1)       68,423    67,871       .8
       5,531    5,227      5.8     3,785     3,273      15.6       1,497    1,308      14.4        47,035    47,573     (1.1)
       1,448    1,424      1.7     1,662     1,484      12.0         390      332      17.5         5,736     5,789      (.9)
    --------------------        ---------------------            -------------------             ---------------------

        1.79%    1.80%              1.60%     1.50%                    *        *                    1.88%     1.70%

        19.6     18.4               21.5      21.5                  23.9%    23.1%                   22.3      19.7
        33.3     30.0               21.9      21.9                  38.9     42.1                    32.0      28.4
        39.8     42.1               28.5      32.3                  55.3     57.9                    47.7      51.6
        37.1     39.1               28.2      32.1                  49.2     51.6                    45.2      49.2
-----------------------------------------------------------------------------------------------------------------------------

$71.4 million in the third quarter 1997. Third quarter 1997 return on average assets was 1.79 percent compared with 1.80 percent in the third quarter of 1996. Third quarter net tangible return on average common equity was 33.3 percent compared with 30.0 percent in the third quarter of the prior year.

      Net interest income increased 7 percent, reflecting growth in average loan balances. The increase in noninterest income was primarily due to higher personal trust fees. Noninterest expense was flat in the third quarter of 1997 compared with the third quarter of the prior year, helping the efficiency ratio on a cash basis to improve to 37.1 percent in the third quarter of 1997 from
39.1 percent in the third quarter of 1996.

COMMERCIAL BANKING -- Commercial Banking provides lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies. Operating earnings were $90.2 million in the third quarter of 1997 compared with $80.2 million in the third quarter of 1996. Third quarter 1997 return on average assets was 1.60 percent compared with 1.50 percent in third quarter 1996, and third quarter 1997 net tangible return on average common equity was 21.9 percent, unchanged from the third quarter of 1996.

      Net interest income increased 7 percent, reflecting growth in average loan balances. Third quarter noninterest income increased $6.3 million or 19 percent from the same period in 1996, due partially to the recognition of a number of transaction fees during the quarter which are recurring on an annual basis but do not occur in a regular quarterly pattern. The efficiency ratio on a cash basis remained low at 28.2 percent in the third quarter of 1997 compared with
32.1 percent in the third quarter of 1996.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Operating earnings increased 22 percent to $23.5 million in the third quarter of 1997 compared with $19.3 million in the third quarter of 1996. The net tangible return on average common equity was 38.9 percent in the third quarter of 1997 compared with 42.1 percent in the third quarter of the prior year.

      Net interest income increased 32 percent over 1996, reflecting the acquisitions of the corporate trust businesses of BankAmerica and Comerica Incorporated. Noninterest income increased 12 percent from the third quarter of the prior year due primarily to increases in mutual fund advisory fees and corporate trust fees. The efficiency ratio on a cash basis improved to 49.2 percent in the third quarter of 1997 from 51.6 percent in the third quarter of 1996, reflecting the

TABLE 3 NET INTEREST INCOME

                                                                          Three Months Ended          Nine Months Ended
                                                                      --------------------------  --------------------------
                                                                      September 30  September 30  September 30  September 30
(Dollars In Millions)                                                         1997          1996          1997          1996
                                                                        ==========    ==========    ==========    ==========
Net interest income (taxable-equivalent basis) ......................   $    779.8    $    770.0    $  2,321.3    $  2,256.6
                                                                        ==========    ==========    ==========    ==========
Average balances of earning assets supported by:
 Interest-bearing liabilities .......................................   $   47,764    $   47,593    $   47,954    $   47,357
 Noninterest-bearing liabilities ....................................       13,777        13,046        13,489        12,623
                                                                        ----------    ----------    ----------    ----------
  Total earning assets ..............................................   $   61,541    $   60,639    $   61,443    $   59,980
                                                                        ==========    ==========    ==========    ==========
Average yields and weighted average rates (taxable-equivalent basis):
 Earning assets yield ...............................................         8.68%         8.60%         8.68%         8.59%
 Rate paid on interest-bearing liabilities ..........................         4.71          4.52          4.65          4.52
                                                                        ----------    ----------    ----------    ----------
Gross interest margin ...............................................         3.97%         4.08%         4.03%         4.07%
                                                                        ==========    ==========    ==========    ==========
Net interest margin .................................................         5.03%         5.05%         5.05%         5.03%
                                                                        ==========    ==========    ==========    ==========
Net interest margin without taxable-equivalent increments ...........         4.93%         4.95%         4.95%         4.92%
                                                                        ==========    ==========    ==========    ==========

effective integration of acquisitions, process re-engineering efforts, and revenue growth.


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Net interest income on a taxable-equivalent basis increased $9.8 million (1 percent) to $779.8 million in the third quarter of 1997, and $64.7 million (3 percent) to $2.32 billion in the first nine months of 1997, compared with $770.0 million and $2.26 billion in the third quarter and first nine months of 1996. The increases were primarily the result of growth in earning assets, driven by loan production, partially offset by reductions in investment securities and residential mortgages. Third quarter and year-to-date average loans were up $2.5 billion (5 percent) and $2.8 billion (6 percent) from the same periods in the prior year. Excluding residential mortgage loans and the effect of the $420 million first quarter corporate card securitization, average loans for the third quarter and year-to-date were higher by $3.4 billion (8 percent) and $3.8 billion (9 percent), than the same periods of 1996. These increases reflected growth in both core commercial and consumer loans. Average securities for the third quarter and first nine months of 1997 were lower by $942 million and $911 million compared with the same periods in 1996, reflecting both maturities and sales of securities. The net interest margin in the third quarter and first nine months of 1997 was essentially unchanged at 5.03 percent and 5.05 percent compared with 5.05 percent and 5.03 percent in 1996.

PROVISION FOR CREDIT LOSSES -- The provision for credit losses, before the $95.0 million merger-related provision, was $90.0 million in the third quarter and $275.3 million in the first nine months of 1997, up $16.9 million (23 percent) and $79.6 million (41 percent) from the third quarter and first nine months of 1996. Third quarter and year-to-date net charge-offs, before merger-related net charge-offs of $62.3 million, totaled $102.2 million and $284.1 million, up from $69.9 million and $190.3 million in the same periods of 1996. These increases resulted from increased loan volumes and higher commercial net charge-offs. The $95.0 million merger-related provision and $62.3 million of charge-offs were taken as a result of efforts to align the classification and charge-off practices of former USBC with those of the Company. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME -- Third quarter 1997 noninterest income was $409.7 million, an increase of $48.6 million (13 percent) from the third quarter of 1996. Noninterest income in the first nine months of 1997 was $1.19 billion, compared with $1.42 billion in the first nine months of 1996. A number of nonrecurring gains affected third quarter and year-to-date noninterest income in 1997 and 1996 as summarized in Table 4. Nonrecurring gains in the third quarter of 1997 consisted of a $9.4 million gain on the sale of USBC's $45 million affinity credit card portfolio. Nonrecurring gains recorded in the first nine months of 1997 included $3.6 million in net securities gains, in addition to the $9.4 million gain on the sale of the credit card portfolio, discussed above. Nonrecurring gains in the third quarter of 1996 included a $4.2 million gain on the sale of premises and $.9 million of net securities gains. Year-to-date 1996 nonrecurring gains included: $190 million, net of expenses, received for the

TABLE 4 NONINTEREST INCOME

                                                  Three Months Ended           Nine Months Ended
                                               ------------------------- ----------------------------
                                               September 30 September 30 September 30   September 30
(Dollars In Millions)                              1997         1996         1997           1996
                                               ========     ========     ========       ========
Credit card fee revenue ...................... $  106.2     $   90.1     $  295.7       $  260.2
Service charges on deposit accounts ..........    102.2         96.4        295.0          279.8
Trust fees ...................................     87.4         74.2        259.2          225.0
Investment products fees and commissions .....     16.5         13.1         49.0           44.9
Trading account profits and commissions ......      6.5          8.4         23.8           22.4
Other ........................................     81.5         73.8        259.0          239.1
                                               --------     --------     --------       --------
 Subtotal ....................................    400.3        356.0      1,181.7        1,071.4
Gain on branch and credit card portfolio sales      9.4         --            9.4           25.6
Securities gains .............................     --             .9          3.6           20.3
Termination fee, net .........................     --           --           --            190.0
State income tax refund ......................     --           --           --             65.0
Gain on sale of mortgage banking operations...     --           --           --             45.8
Other ........................................     --            4.2         --              4.2
                                               --------     --------     --------       --------
 Nonrecurring gains ..........................      9.4          5.1         13.0          350.9
                                               --------     --------     --------       --------
  Total noninterest income ................... $  409.7     $  361.1     $1,194.7       $1,422.3
                                               ========     ========     ========       ========

termination of the First Interstate Bancorp merger agreement; a $65 million state income tax refund, including interest; a $45.8 million gain on the sale of the Company's mortgage banking operations; a $25.6 million gain on branch and credit card portfolio sales; a $4.2 million gain on the sale of premises; and, $20.3 million of net securities gains.

      Excluding nonrecurring items, third quarter 1997 noninterest income was $400.3 million, an increase of $44.3 million (12 percent), from the same quarter of 1996 and year-to-date 1997 was $1.18 billion, an increase of $110.3 million (10 percent) from year-to-date 1996. Excluding the reduction in fees related to the first quarter corporate card securitization, noninterest income (before nonrecurring items) increased by $49.4 million (14 percent) and $122.0 million (11 percent) for the third quarter and year-to-date 1997, compared with the same periods in 1996. Credit card fee revenue increased as a result of higher sales volumes for Purchasing and Corporate cards and the First Bank WorldPerks VISA card, partially offset by the first quarter corporate card securitization. Excluding the effect of the corporate card securitization, credit card fee revenue would have increased 24 percent in the third quarter and 18 percent in the first nine months of 1997, compared with the same periods of 1996. Trust fees were up due to growth in corporate, institutional and personal trust businesses.

NONINTEREST EXPENSE -- Noninterest expense increased in 1997 as compared to 1996 as a result of nonrecurring charges. As summarized in Table 5, nonrecurring items in 1997 consisted of merger-related charges of $440.2 million incurred in connection with the USBC transaction, including: $232.3 million of severance costs; $65.8 million of occupancy/equipment writedowns; $43.4 million of capitalized software and other asset write-offs; $35.0 million of investment banking and other transaction costs; $27.1 million of conversion expenses incurred; and, $36.6 million of other merger-related expenses. Third quarter 1996 nonrecurring charges included a $61.3 million one-time special assessment by the FDIC on SAIF deposits. Additional nonrecurring charges recorded in the first nine months of 1996 totaled $145.0 million, including: merger and integration charges of $49.5 million for the acquisitions of FirsTier, the BankAmerica corporate trust business and West One Bancorp; $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to their estimated fair value; $10.1 million for a one-time $750 per-employee bonus; and, $17.3 million to acquire credit card and revolving credit software and to write-off other miscellaneous assets.

      Excluding nonrecurring items, third quarter and year-to-date noninterest expense was $562.9 million and $1.73 billion, compared with $581.0 million and $1.74 billion in the same periods of 1996. Expense reductions in a number of categories reflect the initial benefits of the merger with USBC. The reduction in other personnel reflects lower contract labor expense associated with 1996 technology projects now complete. Offsetting a portion of the favorable variance in contract labor was an increase in professional service expense related to several 1997 technology initiatives which involve third party consulting

TABLE 5 NONINTEREST EXPENSE

                                                                        Three Months Ended            Nine Months Ended
                                                                   --------------------------      -------------------------
                                                                   September 30  September 30      September 30 September 30
(Dollars In Millions, Except Per Employee Data)                            1997          1996              1997         1996
                                                                    ===========     =========       ===========   ==========
Salaries** .......................................................  $     242.2     $   238.1       $     729.7   $    715.3
Employee benefits** ..............................................         49.2          52.2             167.5        167.2
                                                                    -----------     ---------       -----------   ----------
  Total personnel expense ........................................        291.4         290.3             897.2        882.5
Net occupancy ....................................................         45.3          44.6             136.3        133.9
Furniture and equipment ..........................................         40.4          42.1             127.4        131.4
Goodwill and other intangible assets** ...........................         29.1          27.1              82.3         73.2
Professional services** ..........................................         18.9          13.5              47.5         40.6
Other personnel costs ............................................         14.3          23.8              47.1         61.1
Telephone ........................................................         15.5          15.9              44.8         44.7
Advertising and marketing ........................................         13.3          15.7              42.2         46.3
Postage ..........................................................         11.3          10.8              34.0         32.5
Printing, stationery and supplies ................................          8.6          11.0              28.5         32.7
Third party data processing ......................................          9.0           8.1              28.0         26.3
FDIC insurance ...................................................          2.4           2.5               6.9         11.4
Other** ..........................................................         63.4          75.6             205.7        228.3
                                                                    -----------     ---------       -----------   ----------
  Subtotal .......................................................        562.9         581.0           1,727.9      1,744.9
Merger-related ...................................................        440.2            --             440.2         49.5
SAIF special assessment ..........................................           --          61.3                --         61.3
Branch distribution resizing .....................................           --            --                --         38.6
Goodwill and other intangible assets valuation adjustment ........           --            --                --         29.5
Special employee bonus ...........................................           --            --                --         10.1
Other ............................................................           --            --                --         17.3
                                                                    -----------     ---------       -----------   ----------
  Nonrecurring charges ...........................................        440.2          61.3             440.2        206.3
                                                                    -----------     ---------       -----------   ----------
   Total noninterest expense .....................................  $   1,003.1     $   642.3       $   2,168.1   $  1,951.2
                                                                    ===========     =========       ===========   ==========
Efficiency ratio* ................................................         84.3%         56.8%             61.7%        53.3%
Efficiency ratio before nonrecurring items .......................         47.7          51.6              49.3         52.4
Average number of full-time equivalent employees .................       25,477        27,229            26,171       27,325
Annualized personnel expense per employee** ......................  $    45,751     $  42,646       $    45,710   $   43,062
                                                                    ===========     =========       ===========   ==========

 * COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF SECURITIES GAINS AND LOSSES.
**  BEFORE EFFECT OF NONRECURRING ITEMS IN 1996.

arrangements. Total salaries and benefits expense, before nonrecurring items, increased due to acquisitions in the first quarter of 1997. However, average full-time equivalent employees decreased 6 percent to 25,477 in third quarter 1997 from 27,229 in third quarter 1996. Excluding nonrecurring items, the Company's efficiency ratio improved to 47.7 percent for the quarter and 49.3 percent year-to-date, compared with 51.6 percent and 52.4 percent for the same periods a year ago.

      The Company has incurred charges in connection with making its computer systems year 2000 compliant and expects to continue to incur charges related to this project through 1999. However, none of these costs are expected to have a significant impact on the results of operations.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $34.5 million in the third quarter and $383.8 million in the first nine months of 1997, compared with $143.9 million and $557.2 million in the same periods of 1996. The decreases were primarily the result of lower levels of taxable income due to several nonrecurring items occurring in the third quarter and first nine months of 1997, as discussed above.

BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio was $54.1 billion at September 30, 1997, compared with $52.4 billion at December 31, 1996. The portfolio of commercial loans totaled $33.4 billion at September 30, 1997, up $1.8 billion from December 31, 1996, despite $420 million of corporate charge card receivables securitized and sold in the first quarter of 1997. The increase was primarily attributable to growth in core commercial loans. Excluding residential mortgage loan balances, consumer loans were $15.9 billion at September 30, 1997, compared with $15.4 billion at December 31, 1996, reflecting growth in credit card, student, and home equity and second mortgage loans.

SECURITIES -- At September 30, 1997, available-for-sale and held-to-maturity securities were $6.8 billion compared with $7.3 billion at December 31, 1996, reflecting both maturities and sales of securities.

DEPOSITS -- Noninterest-bearing deposits were $14.4 billion at September 30, 1997, compared with $14.3 billion at December 31, 1996. Interest-bearing deposits totaled $33.9 billion at September 30, 1997, compared with $35.0 billion at December 31, 1996. The decrease in interest-bearing deposit balances reflects customers moving funds into alternative investment vehicles and a reduction in time certificates greater than $100,000 of $231 million.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $4.5 billion at September 30, 1997, down from $6.6 billion at year-end 1996. The decrease was due to the net maturity of $1.1 billion of short-term bank notes and a $908 million reduction in federal funds purchased and securities sold under agreements to repurchase.

      Long-term debt was $8.7 billion at September 30, 1997, up from $5.4 billion at December 31, 1996. The Company issued $4.1 billion of debt, with an average original maturity of 2.0 years, under its bank note program, during the first nine months of 1997, as short-term borrowings were replaced with long-term debt. These issuances were partially offset by net maturities of $368 million of Federal Home Loan Bank Advances and $445 million of other debt.


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

      In evaluating credit risk, the Company considers loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's seventeen state primary operating region (Minnesota, Oregon, Washington, Colorado, California, Idaho, Nebraska, North Dakota, Nevada, South Dakota, Montana, Iowa, Illinois, Utah, Wisconsin, Kansas, and Wyoming) compare favorably with national trends. Approximately 85 percent of the Company's loan portfolio

TABLE 6 ANNUALIZED NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                   Three Months Ended            Nine Months Ended
                              ----------------------------- ----------------------------
                                September 30   September 30     September 30  September 30
                                        1997           1996             1997          1996
                              ============== ==============   ============== =============
COMMERCIAL:
 Commercial .................           1.44%           .20%             .77%          .12%
 Real estate:
  Commercial mortgage .......            .02           (.23)            (.20)         (.08)
  Construction ..............            .24           (.02)             .20           .09
                                      ------          -----            -----         -----
  Total commercial ..........           1.01            .08              .49           .07
CONSUMER:
 Residential mortgage .......            .13            .06              .09           .05
 Credit card ................           4.23           4.18             4.20          3.83
 Other ......................           1.28            .88             1.24           .89
                                      ------          -----            -----         -----
  Total consumer ............           1.54           1.22             1.47          1.14
                                      ------          -----            -----         -----
  Total .....................           1.22%           .54%             .87%          .50%
                                      ======          =====            =====         =====

TABLE 7 SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                     Three Months Ended        Nine Months Ended
                                                 ------------------------- ----------------------------
                                                 September 30 September 30 September 30 September 30
(Dollars In Millions)                                    1997         1996         1997         1996
                                                    =========    =========    =========    =========
Balance at beginning of period ..................   $   999.4    $   984.2    $   992.5    $   908.0
CHARGE-OFFS:
 Commercial:
  Commercial ....................................        93.8         21.0        156.7         60.3
  Real estate:
   Commercial mortgage ..........................         3.8          2.1          8.6         16.8
   Construction .................................         1.5           .2          4.2          1.5
                                                    ---------    ---------    ---------    ---------
   Total commercial .............................        99.1         23.3        169.5         78.6
 Consumer:
  Residential mortgage ..........................         1.9          1.6          4.4          4.2
  Credit card ...................................        44.2         40.7        128.7        109.4
  Other .........................................        47.4         33.2        137.3        100.8
                                                    ---------    ---------    ---------    ---------
   Total consumer ...............................        93.5         75.5        270.4        214.4
                                                    ---------    ---------    ---------    ---------
   Total ........................................       192.6         98.8        439.9        293.0
RECOVERIES:
 Commercial:
  Commercial ....................................        11.8         10.4         29.7         41.8
  Real estate:
   Commercial mortgage ..........................         3.4          6.5         20.8         21.5
   Construction .................................          .1           .3           .8           .4
                                                    ---------    ---------    ---------    ---------
   Total commercial .............................        15.3         17.2         51.3         63.7
 Consumer:
  Residential mortgage ..........................          .2           .7           .9          2.0
  Credit card ...................................         4.1          3.7         15.2         11.9
  Other .........................................         8.5          7.3         26.1         25.1
                                                    ---------    ---------    ---------    ---------
   Total consumer ...............................        12.8         11.7         42.2         39.0
                                                    ---------    ---------    ---------    ---------
   Total ........................................        28.1         28.9         93.5        102.7
NET CHARGE-OFFS:
 Commercial:
  Commercial ....................................        82.0         10.6        127.0         18.5
  Real estate:
   Commercial mortgage ..........................          .4         (4.4)       (12.2)        (4.7)
   Construction .................................         1.4          (.1)         3.4          1.1
                                                    ---------    ---------    ---------    ---------
   Total commercial .............................        83.8          6.1        118.2         14.9
 Consumer:
  Residential mortgage ..........................         1.7           .9          3.5          2.2
  Credit card ...................................        40.1         37.0        113.5         97.5
  Other .........................................        38.9         25.9        111.2         75.7
                                                    ---------    ---------    ---------    ---------
   Total consumer ...............................        80.7         63.8        228.2        175.4
                                                    ---------    ---------    ---------    ---------
   Total ........................................       164.5         69.9        346.4        190.3
Provision charged to operating expense ..........       185.0         73.1        370.3        195.7
Additions related to acquisitions and other .....        --           --            3.5         74.0
                                                    ---------    ---------    ---------    ---------
Balance at end of period ........................   $ 1,019.9    $   987.4    $ 1,019.9    $   987.4
                                                    =========    =========    =========    =========
Allowance as a percentage of period-end loans ...        1.88%        1.91%
Allowance as a percentage of nonperforming loans          343          357
Allowance as a percentage of nonperforming assets         302          286
                                                    =========    =========

TABLE 8 NONPERFORMING ASSETS*

                                                                 September 30   December 31
(Dollars In Millions)                                                    1997          1996
                                                                 ============  ============
COMMERCIAL:
 Commercial ......................................................   $  176.2      $  143.7
 Real estate:
  Commercial mortgage ............................................       47.0          44.4
  Construction ...................................................       15.4          18.8
                                                                     --------      --------
  Total commercial ...............................................      238.6         206.9
CONSUMER:
 Residential mortgage ............................................       53.7          57.6
 Other ...........................................................        4.8           4.8
                                                                     --------      --------
  Total consumer .................................................       58.5          62.4
                                                                     --------      --------
  Total nonperforming loans ......................................      297.1         269.3
OTHER REAL ESTATE ................................................       29.0          43.2
OTHER NONPERFORMING ASSETS .......................................       12.1           7.5
                                                                     --------      --------
  Total nonperforming assets .....................................   $  338.2      $  320.0
                                                                     ========      ========
Accruing loans 90 days or more past due ** .......................   $   79.5      $   90.6
Nonperforming loans to total loans ...............................        .55%          .51%
Nonperforming assets to total loans plus other real estate .......        .62           .61
                                                                     ========      ========

 * THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.
** THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
   INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.

consists of credit to businesses and consumers in this operating region.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $164.5 million and $346.4 million in the third quarter and first nine months of 1997, compared with $69.9 million and $190.3 million in the same periods of 1996. Included in third quarter and year-to-date net charge-offs was $62.3 million of merger-related charge-offs, taken to align the classification and charge-off practices of the former USBC with those of the Company.

      Commercial loan net charge-offs for the quarter and year-to-date, excluding merger-related charge-offs of $55.3 million, were $28.5 million and $62.9 million compared with $6.1 million in the third quarter of 1996 and $14.9 million in the first nine months of 1996. The majority of the third quarter 1997 charge-offs was attributable to one large credit.

      Third quarter and year-to-date consumer loan net charge-offs, excluding merger-related charge-offs of $7.0 million, were $73.7 million and $221.2 million compared with $63.8 million in the third quarter of 1996 and $175.4 million in the first nine of 1996. The increases over corresponding 1996 periods reflect higher average nonmortgage loan balances and higher loss ratios in several categories, including bankruptcies.

NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At September 30, 1997, nonperforming assets totaled

TABLE 9 DELINQUENT LOAN RATIOS*

                            September 30  December 31
90 days or more past due            1997         1996
                            ============  ===========
COMMERCIAL:
 Commercial .................       .78%          .70%
 Real estate:
  Commercial mortgage .......       .58           .55
  Construction ..............       .66           .91
                                  -----         -----
  Total commercial ..........       .72           .68

CONSUMER:
 Residential mortgage .......      1.39          1.35
 Credit card ................       .59           .88
 Other ......................       .38           .35
                                  -----         -----
  Total consumer ............       .66           .70
                                  -----         -----
  Total .....................       .70%          .69%
                                  =====         =====

* RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING LOAN BALANCES.

$338.2 million, up $18.2 million (6 percent) from December 31, 1996. The ratio of nonperforming assets to loans and other real estate was .62 percent at September 30, 1997, compared with .61 percent at December 31, 1996, and .66 percent at September 30, 1996. Consumer loans 30 days or more past due were 2.56 percent of the consumer loan portfolio at September 30, 1997, compared with 2.57 percent at December 31, 1996. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .65 percent at September 30, 1997, compared with .71 percent at December 31, 1996.

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

NET INTEREST INCOME SIMULATION: The Company uses a net interest income simulation model to measure near-term (next 12 months) risk due to changes in interest rates. The model incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. Balance sheet changes are based on forecasted prepayments of loans and securities, loan and deposit growth, and historical pricing spreads. The model is updated monthly with the current balance sheet structure and the current forecast of expected balance sheet changes. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening and steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in the key assumptions, such as the Prime/LIBOR spread. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to 2 percent of forecasted net interest income, assuming static Prime/LIBOR spreads and modest changes in deposit pricing lags, given a 1 percent change in interest rates.

MARKET VALUE/DURATION ANALYSIS: The net interest income simulation model is limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one to two years. The Company measures this longer-term component of interest rate risk (referred to as market value or duration risk) by modeling the effect of interest rate changes on the estimated discounted future cash flows of the Company's assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits approved by the Company's Board of Directors.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing interest rate risk beyond one year and has established limits, approved by the Company's Board of Directors, for gap positions in the one-to three-year time periods.

TABLE 10 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY
         MATURITY DATE

At September 30, 1997 (Dollars in Millions)

                                                                Weighted       Weighted
                                                                 Average        Average
Receive Fixed Swaps*                            Notional   Interest Rate  Interest Rate
Maturity Date                                     Amount        Received           Paid
                                              ---------- --------------- --------------
  1997 (remaining three months) ............... $   100             7.81%          5.66%
  1998 ........................................     813             6.03           5.68
  1999 ........................................   1,067             6.31           5.66
  2000 ........................................     388             6.57           5.68
  2001 ........................................     360             6.53           5.66
  After 2001 ..................................   1,463             6.83           5.67
                                                -------
  Total ....................................... $ 4,191             6.51%          5.67%
                                                =======             ====           ====

* AT SEPTEMBER 30, 1997, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT REQUIRED IT TO PAY FIXED-RATE INTEREST.

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

      As of September 30, 1997, the Company received payments on $4.2 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average rate paid of 5.67 percent and a weighted average rate received of 6.52 percent. The remaining maturity of these agreements ranges from two months to 10 years with an average remaining maturity of 3.7 years. Swaps increased net interest income for the quarters ended September 30, 1997 and 1996 by $6.2 million and $7.3 million, and the nine months ended September 30, 1997 and 1996 by $18.0 million and $24.4 million.

      The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. There were no caps outstanding at September 30, 1997. To hedge against falling interest rates, the Company uses interest rate floors. The total notional amount of floor agreements purchased as of September 30, 1997, was $850 million. LIBOR-based floors totaled $550 million and Constant Maturity Treasury floors totaled $300 million. The impact of caps and floors on net interest income was not material for the nine months ended September 30, 1997 and 1996.

CAPITAL MANAGEMENT -- At September 30, 1997, total tangible common equity was $4.6 billion, or 6.7 percent of assets, compared with 6.7 percent at December 31, 1996. Tier 1 and total risk-based capital ratios were 7.2 percent and 11.4 percent at September 30, 1997 compared with 7.6 percent and 11.9 percent at December 31, 1996. The September 30, 1997 leverage ratio was 7.3 percent compared with 7.5 percent at year-end 1996.

      On August 1, 1997, the Company issued 109.9 million common shares to acquire USBC. The Company exchanged .755 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options were also converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company, having substantially identical terms.

      Approximately 30.6 million common shares have been repurchased under 1996 Board authorizations, including 4.5 million during 1997. All authorizations were either completed or rescinded prior to the USBC acquisition.

      On November 14, 1997, the Company redeemed all outstanding shares of its preferred stock at a redemption price of $25 per share, together with accrued and unpaid dividends.

ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS -- Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement uses a "financial components" approach which focuses on control to determine whether the assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal rights to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and, the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. If control is retained, the transaction is then considered to be a financing. The adoption of SFAS 125 did not have a material effect on the Company. SFAS 127 amended SFAS

TABLE 11 CAPITAL RATIOS

                                            September 30  December 31
(Dollars in Millions)                               1997         1996
                                            ============  ===========

Tangible common equity* .....................   $  4,625      $  4,625
 As a percent of assets .....................        6.7%         6.7%
Tier 1 capital ..............................   $  4,915      $  4,983
 As a percent of risk-adjusted assets  ......        7.2%         7.6%
Total risk-based capital   ..................   $  7,753      $  7,777
 As a percent of risk-adjusted assets  ......       11.4%         11.9%
Leverage ratio ..............................        7.3           7.5
                                                ========      ========

*  DEFINED AS COMMON EQUITY LESS GOODWILL.

125, deferring for one year its adoption in the accounting for securities lending, repurchase agreements and other secured financing transactions. The eventual adoption of SFAS 125 relating to these transaction types is not expected to have a material effect on the Company.

EARNINGS PER SHARE -- SFAS 128, "Earnings per Share," supersedes APB Opinion 15 "Earnings per Share," by replacing the method currently used to compute earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. Diluted earnings per share will be calculated similarly to the current fully diluted earnings per share. SFAS 128 is effective for the Company's 1997 year-end financial statements. All prior period earnings per share data shall be restated to conform to the provisions of this statement. The adoption of SFAS 128 will not have a material impact on the calculation of the Company's earnings per share.

DERIVATIVE FINANCIAL INSTRUMENTS -- "Disclosure of Accounting Policies for Derivative Financial Instruments," a final rule issued by the Securities and Exchange Commission, clarifies and expands existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments. Specifically, the rule requires descriptions of accounting policies for derivatives and quantitative and qualitative information about market risk for derivatives that is to be presented outside of the financial statements. The Company's derivative trading activities are not material to the consolidated financial statements; the cash flows from these activities are included in operating activities. The quantitative and qualitative information about market risk disclosure requirements are effective with the 1997 year-end financial statements.

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

                           CONSOLIDATED BALANCE SHEET

                                                                                 September 30     December 31
(In Millions, Except Shares)                                                             1997            1996
                                                                                 ============     ===========
                                                                                  (Unaudited)
ASSETS
Cash and due from banks ..........................................................    $ 4,342         $ 4,813
Federal funds sold ...............................................................         56              95
Securities purchased under agreements to resell ..................................        473             803
Trading account securities .......................................................        156             231
Available-for-sale securities ....................................................      6,832           6,473
Held-to-maturity securities (fair value: 12/31/96 - $811) ........................         --             797
Loans ............................................................................     54,143          52,355
 Less allowance for credit losses ................................................      1,020             993
                                                                                      -------         -------
 Net loans .......................................................................     53,123          51,362
Bank premises and equipment ......................................................        885           1,018
Interest receivable ..............................................................        401             377
Customers' liability on acceptances ..............................................        591             497
Other assets .....................................................................      3,315           3,283
                                                                                      -------         -------
  Total assets ...................................................................    $70,174         $69,749
                                                                                      =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing .............................................................    $14,433         $14,344
 Interest-bearing  ...............................................................     33,941          35,012
                                                                                      -------         -------
  Total deposits .................................................................     48,374          49,356
Federal funds purchased ..........................................................      1,199           1,672
Securities sold under agreements to repurchase ...................................      1,294           1,729
Other short-term funds borrowed ..................................................      2,004           3,191
Long-term debt ...................................................................      8,710           5,369
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
 holding solely the junior subordinated debentures of the parent company .........        600             600
Acceptances outstanding ..........................................................        591             497
Other liabilities ................................................................      1,661           1,572
                                                                                      -------         -------
  Total liabilities ..............................................................     64,433          63,986
Shareholders' equity:
 Preferred stock .................................................................        150             150
 Common stock, par value $1.25 a share - authorized 500,000,000 shares;
  issued: 9/30/97 - 245,029,789 shares; 12/31/96 - 252,883,487 shares ............        306             316
 Capital surplus .................................................................      1,767           1,929
 Retained earnings ...............................................................      3,472           3,809
 Unrealized gain on securities, net of tax .......................................         46               5
 Less cost of common stock in treasury:
  12/31/96 - 6,877,497 shares ....................................................         --            (446)
                                                                                      -------         -------
  Total shareholders' equity .....................................................      5,741           5,763
                                                                                      -------         -------
  Total liabilities and shareholders' equity .....................................    $70,174         $69,749
                                                                                     ========         =======

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                         Three Months Ended
                                                                                  --------------------------------
(In Millions, Except Per Share Data)                                              September 30        September 30
(Unaudited)                                                                               1997                1996
                                                                                  ============        ============
INTEREST INCOME
Loans ..........................................................................  $    1,211.1        $    1,149.3
Securities:
 Taxable .......................................................................          89.0               104.5
 Exempt from federal income taxes ..............................................          16.8                18.0
Other interest income ..........................................................          15.2                22.6
                                                                                  ------------        ------------
  Total interest income ........................................................       1,332.1             1,294.4

INTEREST EXPENSE
Deposits .......................................................................         362.3               363.6
Federal funds purchased and repurchase agreements ..............................          41.9                51.2
Other short-term funds borrowed ................................................          28.2                48.2
Long-term debt .................................................................         122.1                77.5
Company-obligated mandatorily redeemable preferred securities of subsidiary
 trusts holding solely the junior subordinated debentures of the parent company           12.3                  --
                                                                                  ------------        ------------
  Total interest expense .......................................................         566.8               540.5
                                                                                  ------------        ------------
Net interest income ............................................................         765.3               753.9
Provision for credit losses ....................................................         185.0                73.1
                                                                                  ------------        ------------
Net interest income after provision for credit losses ..........................         580.3               680.8

NONINTEREST INCOME
Credit card fee revenue ........................................................         106.2                90.1
Service charges on deposit accounts ............................................         102.2                96.4
Trust fees .....................................................................          87.4                74.2
Gain on sale of mortgage banking operations, branches and other assets .........           9.4                  --
Securities gains ...............................................................            --                  .9
Termination fee ................................................................            --                  --
State income tax refund ........................................................            --                  --
Other ..........................................................................         104.5                99.5
                                                                                  ------------        ------------
  Total noninterest income .....................................................         409.7               361.1

NONINTEREST EXPENSE
Salaries .......................................................................         242.2               238.1
Employee benefits ..............................................................          49.2                52.2
Net occupancy ..................................................................          45.3                44.6
Furniture and equipment ........................................................          40.4                42.1
Goodwill and other intangible assets ...........................................          29.1                27.1
Professional services ..........................................................          18.9                13.5
Other personnel costs ..........................................................          14.3                23.8
Merger, integration, and resizing ..............................................         440.2                  --
SAIF special assessment ........................................................            --                61.3
Other ..........................................................................         123.5               139.6
                                                                                  ------------        ------------
  Total noninterest expense ....................................................       1,003.1               642.3
                                                                                  ------------        ------------
Income (loss) before income taxes ..............................................         (13.1)              399.6
Applicable income taxes ........................................................          34.5               143.9
                                                                                  ------------        ------------
Net income (loss) ..............................................................  $      (47.6)       $      255.7
                                                                                  ============        ============
Net income (loss) applicable to common equity ..................................  $      (50.7)       $      251.1
                                                                                  ============        ============

EARNINGS PER COMMON SHARE
Average common and common equivalent shares ....................................   248,459,568         254,981,925
Net income (loss) ..............................................................  $       (.20)        $       .98
                                                                                  ============        ============

       WIDE TABLE CONTINUED FROM ABOVE: CONSOLIDATED STATEMENT OF INCOME

                                                                                        Nine Months Ended
                                                                               -----------------------------------
(In Millions, Except Per Share Data)                                              September 30        September 30
(Unaudited)                                                                               1997                1996
                                                                               ===============     ===============
INTEREST INCOME
Loans ..........................................................................  $    3,561.9        $    3,370.3
Securities:
 Taxable .......................................................................         281.0               319.4
 Exempt from federal income taxes ..............................................          51.5                53.5
Other interest income ..........................................................          50.7                68.0
                                                                                  ------------        ------------
  Total interest income ........................................................       3,945.1             3,811.2
INTEREST EXPENSE
Deposits .......................................................................       1,077.7             1,078.7
Federal funds purchased and repurchase agreements ..............................         140.6               150.2
Other short-term funds borrowed ................................................          98.2               149.2
Long-term debt .................................................................         314.6               224.7
Company-obligated mandatorily redeemable preferred securities of subsidiary
 trusts holding solely the junior subordinated debentures of the parent company           36.9                  --
                                                                                  ------------        ------------
  Total interest expense .......................................................       1,668.0             1,602.8
                                                                                  ------------        ------------
Net interest income ............................................................       2,277.1             2,208.4
Provision for credit losses ....................................................         370.3               195.7
                                                                                  ------------        ------------
Net interest income after provision for credit losses ..........................       1,906.8             2,012.7

NONINTEREST INCOME
Credit card fee revenue ........................................................         295.7               260.2
Service charges on deposit accounts ............................................         295.0               279.8
Trust fees .....................................................................         259.2               225.0
Gain on sale of mortgage banking operations, branches and other assets .........           9.4                71.4
Securities gains ...............................................................           3.6                20.3
Termination fee ................................................................            --               190.0
State income tax refund ........................................................            --                65.0
Other ..........................................................................         331.8               310.6
                                                                                  ------------        ------------
  Total noninterest income .....................................................       1,194.7             1,422.3

NONINTEREST EXPENSE
Salaries .......................................................................         729.7               724.5
Employee benefits ..............................................................         167.5               168.1
Net occupancy ..................................................................         136.3               133.9
Furniture and equipment ........................................................         127.4               131.4
Goodwill and other intangible assets ...........................................          82.3               102.7
Professional services ..........................................................          47.5                40.6
Other personnel costs ..........................................................          47.1                61.1
Merger, integration, and resizing ..............................................         440.2                88.1
SAIF special assessment ........................................................            --                61.3
Other ..........................................................................         390.1               439.5
                                                                                  ------------        ------------
  Total noninterest expense ....................................................       2,168.1             1,951.2
                                                                                  ------------        ------------
Income (loss) before income taxes ..............................................         933.4             1,483.8
Applicable income taxes ........................................................         383.8               557.2
                                                                                  ------------        ------------
Net income (loss) ..............................................................  $      549.6        $      926.6
                                                                                  ============        ============
Net income (loss) applicable to common equity ..................................  $      540.4        $      912.6
                                                                                  ============        ============

EARNINGS PER COMMON SHARE
Average common and common equivalent shares ....................................   248,819,246         254,385,569
Net income (loss) ..............................................................  $       2.17        $       3.59
                                                                                  ============        ============

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                        Common
(In Millions, Except Shares)            Shares   Preferred      Common       Capital
(Unaudited)                        Outstanding*      Stock       Stock       Surplus
                                   =========== =========== =========== =============
BALANCE DECEMBER 31, 1995 .......  241,031,881    $  253.2    $  311.6    $  1,867.9
Net income ......................
Dividends declared:
 Preferred ......................
 Common .........................
Purchase and retirement of
 treasury stock .................  (18,985,330)                  (13.1)       (521.8)
Issuance of common stock:
 Acquisitions ...................   23,751,183                    19.8         677.2
 Dividend reinvestment ..........      242,080                      .1           4.3
 Stock option and stock
  purchase plans ................    2,895,153                     1.3          49.0
Redemption/conversion of
 preferred stock ................      549,061       (15.9)
Change in unrealized
 gains/(losses) .................
                                   -----------    --------    --------    ----------
BALANCE SEPTEMBER 30, 1996 ......  249,484,028    $  237.3    $  319.7    $  2,076.6
                                   ============   =========   =========   ===========

BALANCE DECEMBER 31, 1996 .......  246,005,990    $  150.0    $  316.1    $  1,929.1
Net income ......................
Dividends declared:
 Preferred ......................
 Common .........................
Purchase and retirement of
 treasury stock .................   (4,848,906)                  (13.6)       (293.9)
Issuance of common stock:
 Acquisitions ...................      302,352                      .4          14.4
 Dividend reinvestment ..........      165,946                      .2           8.9
 Stock option and stock
  purchase plans ................    3,404,407                     3.2         108.7
Change in unrealized
 gains/(losses) .................
                                   -----------    --------    --------    ----------
BALANCE SEPTEMBER 30, 1997 ......  245,029,789    $  150.0    $  306.3    $  1,767.2
                                   ============   =========   =========   ===========

WIDE TABLE CONTINUED FROM ABOVE: CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                 Unrealized
                                              Gains/(Losses)
(In Millions, Except Shares)        Retained  on Securities,     Treasury
(Unaudited)                         Earnings     Net of Tax          Stock**       Total
                                  ========== ================ ============ =============
BALANCE DECEMBER 31, 1995 ....... $  3,275.1        $  31.9      $  (397.8)   $  5,341.9
Net income ......................      926.6                                       926.6
Dividends declared:
 Preferred ......................      (14.0)                                      (14.0)
 Common .........................     (306.1)                                     (306.1)
Purchase and retirement of
 treasury stock .................                                   (508.0)     (1,042.9)
Issuance of common stock:
 Acquisitions ...................      (44.4)                        384.2       1,036.8
 Dividend reinvestment ..........                                      9.1          13.5
 Stock option and stock
  purchase plans ................      (78.6)                         99.1          70.8
Redemption/conversion of
 preferred stock ................      (16.1)                         32.0            --
Change in unrealized
 gains/(losses) .................                     (58.7)                       (58.7)
                                  ----------        -------      ---------    ----------
BALANCE SEPTEMBER 30, 1996 ...... $  3,742.5        $ (26.8)     $  (381.4)   $  5,967.9
                                  ==========        =======      =========    ==========

BALANCE DECEMBER 31, 1996 ....... $  3,809.4        $   4.7      $  (445.9)   $  5,763.4
Net income ......................      549.6                                       549.6
Dividends declared:
 Preferred ......................       (9.2)                                       (9.2)
 Common  ........................     (331.4)                                     (331.4)
Purchase and retirement of
 treasury stock .................     (514.5)                        395.8        (426.2)
Issuance of common stock:
 Acquisitions ...................                                                   14.8
 Dividend reinvestment ..........                                      5.6          14.7
 Stock option and stock
  purchase plans ................      (32.2)                         44.5         124.2
Change in unrealized
 gains/(losses) .................                      41.2                         41.2
                                  ----------        -------      ---------    ----------
BALANCE SEPTEMBER 30, 1997 .....  $  3,471.7        $  45.9      $      --    $  5,741.1
                                  ==========        =======      =========    ==========

 * REPRESENTS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY.
** ENDING TREASURY SHARES WERE 6,877,497 AT DECEMBER 31, 1996; 6,300,788 AT
   SEPTEMBER 30, 1996; AND 8,297,756 AT DECEMBER 31, 1995.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                            ---------------------------
                                                                            September 30   September 30
(Unaudited, In Millions)                                                            1997           1996
                                                                            ============   ============
OPERATING ACTIVITIES
  Net cash provided by operating activities ................................  $  1,075.0     $  1,657.8
                                                                              ----------     ----------
INVESTING ACTIVITIES
Net cash provided (used) by:
 Interest-bearing deposits with banks ......................................         3.1           (1.1)
 Loans outstanding .........................................................    (2,150.8)      (1,278.1)
 Securities purchased under agreements to resell ...........................       331.5         (163.8)
Available-for-sale securities:
 Sales .....................................................................       982.5        1,600.8
 Maturities ................................................................     1,130.9        1,633.0
 Purchases .................................................................    (1,629.9)      (1,172.2)
Maturities of held-to-maturity securities ..................................        37.4           86.0
Proceeds from sales of other real estate ...................................        52.2           94.2
Net purchases of bank premises and equipment ...............................       (43.5)         (86.6)
Securitization of corporate charge card balances ...........................       418.1             --
Cash and cash equivalents of acquired subsidiaries .........................         4.5          245.8
Acquisitions, net of cash received .........................................       (23.6)         (37.9)
Sales of subsidiary operations .............................................          --          (70.3)
Other-net ..................................................................       (82.3)         (26.4)
                                                                              ----------     ----------
  Net cash (used) provided by investing activities .........................      (969.9)         823.4
                                                                              ----------     ----------
FINANCING ACTIVITIES
Net cash (used) provided by:
 Deposits ..................................................................    (1,226.9)         294.2
 Federal funds purchased and securities sold under agreements to repurchase       (908.6)        (852.8)
 Short-term borrowings .....................................................    (1,186.6)        (126.5)
Long-term debt transactions:
 Proceeds ..................................................................     4,524.7        1,310.9
 Principal payments ........................................................    (1,189.5)        (840.5)
Proceeds from issuance of common stock .....................................       138.9           84.3
Purchase of treasury stock .................................................      (426.2)      (1,042.9)
Cash dividends .............................................................      (340.6)        (300.3)
                                                                              ----------     ----------
  Net cash used by financing activities ....................................      (614.8)      (1,473.6)
                                                                              ----------     ----------
  Change in cash and cash equivalents ......................................      (509.7)       1,007.6
Cash and cash equivalents at beginning of period ...........................     4,908.1        4,508.3
                                                                              ----------     ----------
  Cash and cash equivalents at end of period ...............................  $  4,398.4     $  5,515.9
                                                                              ==========     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the Company's Current Report on Form 8-K dated September 30, 1997, which includes the Company's restated supplemental financial statements and footnotes for the year ended December 31, 1996. The supplemental financial statements give effect to the merger of U. S. Bancorp into First Bank System, Inc., as discussed in Note C below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

EARNINGS PER SHARE -- SFAS 128, "Earnings per Share," supersedes APB Opinion 15, "Earnings per Share," by replacing the method currently used to compute earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. Diluted earnings per share will be calculated similarly to the current fully diluted earnings per share. SFAS 128 is effective for the Company's 1997 year-end financial statements. All prior period earnings per share data presented shall be restated to conform to the provisions of this statement. The adoption of SFAS 128 will not have a material impact on the calculation of the Company's earnings per share.

DERIVATIVE FINANCIAL INSTRUMENTS -- "Disclosure of Accounting Policies for Derivative Financial Instruments," a final rule issued by the Securities and Exchange Commission, is intended to clarify and expand existing disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments. Specifically, the rule requires descriptions of accounting policies for derivatives and quantitative and qualitative information about market risk for derivatives that is to be presented outside of the financial statements. The Company's derivative trading activities are not material to the consolidated financial statements; the cashflows from these activities are included in operating activities. The quantitative and qualitative information about market risk disclosure requirements are effective with the 1997 year-end financial statements.

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

NOTE C BUSINESS COMBINATIONS AND DIVESTITURES

U. S. BANCORP -- On August 1, 1997, First Bank System, Inc. ("FBS") issued
109.9 million common shares to acquire U. S. Bancorp ("USBC"). As of the acquisition date, the combined institution, now known as U.S. Bancorp, had approximately $70 billion in assets, $49 billion in deposits and served nearly four million households and 475,000 businesses in 17 contiguous states from Illinois to Washington. The Company exchanged .755 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options were also converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company having substantially identical terms. The transaction was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of USBC.

      Operating results of FBS and USBC individually, as previously reported, and the combined company, reflecting certain reclassifications to conform to the current presentation, for the three months ended June 30, 1997, were:

                             Three Months Ended
(In Millions)                     June 30, 1997
                            ===================

FBS
   Net interest income ........         $ 385.0
   Net income .................           178.3
USBC
   Net interest income ........           403.3
   Net income .................           125.6
Combined
   Net interest income ........           764.8
   Net income .................           303.9
                                       ========

ZAPPCO, INC. -- On September 15, 1997, The Company announced that it would acquire Zappco, Inc., a bank holding company headquartered in St. Cloud, Minnesota, with three banks, six banking locations, and total assets of $360 million. The acquisition is subject to regulatory approval and is expected to close around year end 1997.

COMERICA CORPORATE TRUST BUSINESS -- On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues.

CALIFORNIA BANCSHARES, INC. -- On June 6, 1996, the Company acquired California Bancshares, Inc. ("CBI"), a holding company for a multi-bank commercial banking operation serving the East San Francisco Bay Area and the Central Valley of Northern California. CBI had $1.6 billion in assets and $1.4 billion in deposits. The total value of the transaction, accounted for as a purchase, was approximately $325 million.

FIRSTIER FINANCIAL, INC. -- On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"). FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. The total value of the transaction, accounted for as a purchase, was approximately $717 million.

OTHER ACQUISITIONS -- Effective January 1, 1997, the Company completed its acquisition of the $70 million Sun Capital Bancorp of St. George, Utah. Effective April 30, 1997, the Company completed its acquisition of the $214 million Business and Professional Bank of Sacramento, California. These transactions were accounted for as purchase acquisitions.

NOTE D SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                            September 30, 1997     December 31, 1996
                           -------------------- ----------------------
                           Amortized       Fair   Amortized       Fair
(In Millions)                   Cost      Value        Cost      Value
                            ========   ========   =========      =====

U.S. Treasury .............   $  635     $  631      $1,035     $1,028
Mortgage-backed ...........    4,304      4,335       4,097      4,104
Other U.S. agencies .......      393        401         589        595
State and political .......    1,322      1,349         574        573
Other .....................      104        116         167        173
                              ------     ------      ------     ------
  Total ...................   $6,758     $6,832      $6,462     $6,473
                              ======     ======      ======     ======

NOTE E LOANS

The composition of the loan portfolio was as follows:

                                          September 30   December 31
(In Millions)                                     1997          1996
                                          ============   ===========

COMMERCIAL:
   Commercial ...............................  $22,908       $21,393
   Real estate:
    Commercial mortgage .....................    8,080         8,022
    Construction ............................    2,365         2,125
                                               -------       -------
     Total commercial .......................   33,353        31,540
                                               -------       -------
CONSUMER:
   Residential mortgage .....................    4,693         5,225
   Residential mortgage held for sale .......      193           148
   Home equity and second mortgage ..........    5,268         4,798
   Credit card ..............................    3,933         3,632
   Automobile and other installment .........    4,526         4,851
   Revolving credit .........................    1,552         1,581
   Student * ................................      625           580
                                               -------       -------
     Total consumer .........................   20,790        20,815
                                               -------       -------
     Total loans ............................  $54,143       $52,355
                                               =======       =======

* ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS.

      At September 30, 1997, the Company had $239 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended September 30, 1997, the average recorded investment in impaired loans was approximately $249 million. No interest income was recognized on impaired loans during the quarter.

NOTE F LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                            September 30   December 31
(In Millions)                                                                       1997          1996
                                                                            ============   ===========
Fixed-rate subordinated notes (6.00%to 8.35%) - maturities to June 2026 .....     $1,850        $1,850
Step-up subordinated notes - due August 15, 2005 ............................        100           100
Floating-rate notes - due February 27, 2000 .................................        250            --
Floating-rate notes - due November 15, 2006 .................................        200           200
Floating-rate subordinated notes - due November 30, 2010 ....................        107           107
Federal Home Loan Bank advances (5.05%to 9.11%) - maturities to October 2026       1,176         1,543
Medium-term notes (5.53% to 7.12%) - maturities to August 2001 ..............        935           671
Bank notes (5.53%to 6.38%) - maturities to September 2002 ...................      4,004           814
Other .......................................................................         88            84
                                                                                 -------       -------
  Total .....................................................................     $8,710        $5,369
                                                                                  ======        ======

NOTE G SHAREHOLDERS' EQUITY

Approximately 30.6 million common shares have been repurchased under 1996 Board authorizations, including 4.5 million during 1997. All authorizations were either completed or rescinded prior to the USBC acquisition. Refer to Note C for further information about the USBC acquisition. On November 14, 1997, the Company redeemed all outstanding shares of its preferred stock at a redemption price of $25 per share, together with accrued and unpaid dividends.

NOTE H MERGER, INTEGRATION AND RESIZING CHARGES

The Company recorded merger and integration charges of $440.2 million in the third quarter of 1997. The charges associated with the acquisition of USBC included: $232.3 million in severance costs; $65.8 million of occupancy and equipment writedowns; $43.4 million of capitalized software and other asset writeoffs; $35.0 million of investment banking and other transaction costs; $27.1 million of conversion expense incurred; and, $36.6 million of other merger-related expenses. Merger and integration charges of $49.5 million recorded in 1996 were associated with the acquisitions of FirsTier, the BankAmerica corporate trust business, and West One Bancorp. Resizing charges of $38.6 million were associated with the Company's streamlining of the branch distribution network and trust operations as the Company expands its alternative distribution channels, including telemarketing, automated teller machines and in-store branches. The components of the charges are shown below:

                                  Nine Months Ended
                                    September 30
                                  -----------------
                                       1997    1996
                                  ========= =======

Severance .......................  $ 232.3   $ 27.4
Premises writedowns .............     65.8     27.4
Systems conversions and other
 merger-related expenses ........    142.1     33.3
                                   -------   ------
Total merger, integration and
 resizing charges ...............  $ 440.2   $ 88.1
                                   =======   ======

      Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. Premise writedowns represent write-offs for redundant office space, equipment and branches. Severance charges include the cost of terminations, other benefits, and outplacement costs associated with the elimination of employees primarily in branch offices and centralized corporate support and data processing functions. The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

                                          Nine Months Ended
                                               September 30
(In Millions)                                          1997
                                          =================

BALANCE AT DECEMBER 31, 1996 .................       $ 33.6
Provision charged to operating expense .......        440.2
Cash outlays .................................        115.1
Noncash writedowns ...........................        101.5
                                                     ------
Balance at September 30, 1997 ................       $257.2
                                                     ======

      The Company expects to incur an additional $190.0 million of merger-related expenses through the third quarter of 1998.

NOTE I INCOME TAXES

The components of income tax expense were:

                                           Three Months Ended              Nine Months Ended
                                      ---------------------------     ----------------------------
                                      September 30   September 30     September 30    September 30
(In Millions)                                 1997           1996             1997            1996
                                      ============   ============     ============    ============
FEDERAL:
Current tax ...........................    $  16.8        $ 116.9         $  293.8        $ 450.8
Deferred tax provision ................       10.6            7.4             31.8           38.3
                                           -------        --------        --------        -------
 Federal income tax ...................       27.4          124.3            325.6          489.1

STATE:
Current tax ...........................       10.1           18.5             58.6           64.4
Deferred tax (credit) provision .......       (3.0)           1.1              (.4)           3.7
                                           -------        --------        --------     ----------
 State income tax .....................        7.1           19.6             58.2           68.1
                                           -------        --------        --------        -------
 Total income tax provision ...........    $  34.5        $ 143.9         $  383.8        $ 557.2
                                           =======        ========        ========        =======

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                              Three Months Ended           Nine Months Ended
                                                                        ----------------------------   --------------------------
                                                                        September 30    September 30   September 30  September 30
(In Millions)                                                                   1997            1996           1997          1996
                                                                        ============    ============   ============  ============
Tax at statutory rate (35%) ............................................    $   (4.6)      $   139.9      $   326.7     $   519.3
State income tax, at statutory rates, net of federal tax benefit .......         7.5            12.7           37.8          44.2
Tax effect of:
 Tax-exempt interest:
  Loans ................................................................        (9.8)           (1.1)         (11.7)         (3.5)
  Securities ...........................................................        (3.6)           (8.7)         (18.2)        (25.9)
 Amortization of goodwill ..............................................         5.2             5.8           19.3          29.6
 Merger and integration charges ........................................        39.1              --           39.1            --
 Tax credits and other items ...........................................          .7            (4.7)          (9.2)         (6.5)
                                                                            --------       ---------      ---------     ---------
Applicable income taxes ................................................    $   34.5       $   143.9      $   383.8     $   557.2
                                                                            ========       =========      =========     =========

The Company's net deferred tax asset was $118.0 million at September 30, 1997, and $174.0 million at December 31, 1996.

NOTE J COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL
       INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the financing need of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                            September 30   December 31
(In Millions)                                                                       1997          1996
                                                                            ============   ===========
Commitments to extend credit:
   Commercial ................................................................  $ 24,240      $ 24,482
   Corporate and purchasing cards ............................................    19,611        13,820
   Consumer credit card ......................................................    15,034        14,140
   Other consumer ............................................................     4,389         4,665
Letters of credit:
   Standby ...................................................................     2,694         2,634
   Commercial ................................................................       453           355
Interest rate swap contracts:
   Hedges ....................................................................     4,191         3,651
   Intermediated .............................................................       922           590
Options contracts:
   Hedge interest rate floors purchased ......................................       850         1,250
   Hedge interest rate caps purchased ........................................        --           100
   Intermediated interest rate and foreign exchange caps and floors purchased        198           134
   Intermediated interest rate and foreign exchange caps and floors written          199           169
  Liquidity support guarantees ...............................................        --            81
Forward contracts ............................................................       193           197
Commitments to sell loans ....................................................        --             3
Mortgages sold with recourse .................................................        98           114
Foreign currency commitments:
   Commitments to purchase ...................................................       834           952
   Commitments to sell .......................................................       830           953
                                                                                ========      ========

      The Company received fixed rate interest and paid floating rate interest on all swap hedges as of September 30, 1997. Activity for the nine months ended September 30, 1997, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:

(In Millions)

  Notional amount outstanding at December 31, 1996 .........  3,651
  Additions ................................................  1,684
  Maturities ...............................................   (336)
  Terminations .............................................   (808)
                                                             ------
   Notional amount outstanding at September 30, 1997 .......  4,191
                                                             ======
  Weighted average interest rates paid .....................   5.67%
  Weighted average interest rates received .................   6.51
                                                             ======

      LIBOR-based interest rate floors totaling $550 million with an average remaining maturity of eight months at September 30, 1997, and $950 million with an average remaining maturity of 12 months at December 31, 1996, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors ranged from
3.25 percent to 4.00 percent at September 30, 1997, and December 31, 1996. Constant Maturity Treasury (CMT) interest rate floors totaling $300 million with an average remaining maturity of nine months at September 30, 1997, and 18 months at December 31, 1996, hedged the prepayment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors ranged from 5.60 percent to 5.70 percent at September 30, 1997, and December 31, 1996. The total notional amount of interest rate cap agreements purchased was $100 million with a 3-month LIBOR strike rate of 6.00 percent at December 31, 1996.

      Net unamortized deferred gains relating to swaps, options and futures, which amortize through the year 2006, were $3.5 million at September 30, 1997.

NOTE K SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $3,171 million and $3,402 million at September 30, 1997, and December 31, 1996, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                        Nine Months Ended
                                                                     --------------------------
                                                                     September 30  September 30
(In Millions)                                                                1997          1996
                                                                     ============  ============
Income taxes paid .................................................. $   441.6     $    401.1
Interest paid ......................................................   1,625.2        1,585.2
Net noncash transfers to foreclosed property .......................      36.7           98.2
Change in unrealized gain (loss) on available-for-sale securities,
   net of taxes of $24.6 in 1997 and $36.6 in 1996 .................      41.2          (58.7)
                                                                     =========     ==========
Cash acquisitions of businesses:
   Fair value of noncash assets acquired ........................... $   194.6     $     37.9
   Liabilities assumed .............................................    (171.0)            --
                                                                     ---------     ----------
    Net ............................................................ $    23.6     $     37.9
                                                                     =========     ==========
Stock acquisitions of businesses:
   Fair value of noncash assets acquired ........................... $    77.2     $  5,284.9
   Net cash acquired ...............................................       4.5          245.8
   Liabilities assumed .............................................     (66.9)      (4,493.9)
                                                                     ---------     ----------
    Net value of common stock issued ............................... $    14.8     $  1,036.8
                                                                     =========     ==========

     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                             For the Three Months Ended September 30
                                                                                 1997
                                                             ---------------------------------------
                                                                                           Yields
(In Millions)                                                                                 and
(Unaudited)                                                        Balance     Interest     Rates
                                                                 =========  ===========  ========
ASSETS
Securities:
 U.S. Treasury ............................................        $   664      $   9.7      5.80%
 Mortgage-backed ..........................................          4,166         71.1      6.77
 State and political ......................................          1,077         21.1      7.77
 U.S. agencies and other ..................................            512          7.5      5.81
                                                                    ------      -------
  Total securities ........................................          6,419        109.4      6.76
Unrealized gain (loss) on available-for-sale securities ...             44
                                                                    ------
   Net securities .........................................          6,463
Held-to-maturity securities ...............................            254          5.0      7.81
Trading account securities ................................            153          2.3      5.96
Federal funds sold and resale agreements ..................            515          6.8      5.24
Loans:
 Commercial:
  Commercial ..............................................         22,574        465.0      8.17
  Real Estate:
   Commercial Mortgage ....................................          8,006        183.0      9.07
   Construction ...........................................          2,294         55.6      9.62
                                                                    ------      -------
   Total Commercial .......................................         32,874        703.6      8.49
 Consumer:
  Residential Mortgage ....................................          4,835         96.8      7.94
  Residential mortgage held for sale ......................            166          3.2      7.65
  Home equity and second mortgage .........................          5,204        127.6      9.73
  Credit card .............................................          3,764        117.9     12.43
  Other ...................................................          6,847        167.8      9.72
                                                                    ------      -------
   Total consumer .........................................         20,816        513.3      9.78
                                                                    ------      -------
   Total loans ............................................         53,690      1,216.9      8.99
 Allowance for credit losses ..............................            991
                                                                    ------
  Net loans ...............................................         52,699
Other earning assets ......................................            510          6.2      4.82
                                                                    ------      -------
   Total earning assets* ..................................         61,541      1,346.6      8.68
Cash and due from banks ...................................          3,483
Other assets ..............................................          4,346
                                                                    ------
   Total assets ...........................................        $68,423
                                                                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ..............................        $12,620
Interest-bearing deposits:
 Interest checking ........................................          5,410         22.8      1.67
 Money market accounts ....................................         10,453        102.0      3.87
 Other savings accounts ...................................          2,736         14.9      2.16
 Savings certificates .....................................         12,265        169.4      5.48
 Certificates over $100,000 ...............................          3,551         53.2      5.94
                                                                    ------      -------
  Total interest-bearing deposits .........................         34,415        362.3      4.18
Short-term borrowings .....................................          4,741         70.1      5.87
Long-term debt ............................................          8,008        122.1      6.05
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company ............            600         12.3      8.18
                                                                    ------      -------
   Total interest-bearing liabilities .....................         47,764        566.8      4.71
Other liabilities .........................................          2,153
Preferred equity ..........................................            150
Common equity .............................................          5,709
Unrealized gain (loss) on available-for-sale
 securities, net of tax ...................................             27
                                                                    ------
   Total liabilities and shareholders' equity .............        $68,423
                                                                   =======
Net interest income .......................................                     $ 779.8
                                                                                =======
Gross interest margin .....................................                                  3.97%
                                                                                            =====
Gross interest margin without taxable-equivalent
 increments ...............................................                                  3.88%
                                                                                            =====
Net interest margin .......................................                                  5.03%
                                                                                            =====
Net interest margin without taxable-
 equivalent increments ....................................                                  4.93%
                                                                                            =====

                        WIDE TABLE CONTINUED FROM ABOVE:
     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                 For the Three Months Ended September 30
                                                                             1996
                                                            -----------------------------------
                                                                                         Yields       % Change
(In Millions)                                                                               and        Average
(Unaudited)                                                   Balance        Interest     Rates        Balance
                                                            ---------     -----------  --------      ---------
ASSETS
Securities:
 U.S. Treasury ............................................   $ 1,188         $  17.4      5.83%         (44.1)%
 Mortgage-backed ..........................................     4,181            69.6      6.62            (.4)
 State and political ......................................       587            12.3      8.34           83.5
 U.S. agencies and other ..................................       952            17.0      7.10          (46.2)
                                                              -------         -------
  Total securities ........................................     6,908           116.3      6.70           (7.1)
Unrealized gain (loss) on available-for-sale securities ...       (89)                                      **
                                                              -------
   Net securities .........................................     6,819                                     (5.2)
Held-to-maturity securities ...............................       840            16.1      7.63          (69.8)
Trading account securities ................................       188             2.7      5.71          (18.6)
Federal funds sold and resale agreements ..................       976            13.3      5.42          (47.2)
Loans:
 Commercial:
  Commercial ..............................................    21,009           432.0      8.18            7.4
  Real Estate:
   Commercial Mortgage ....................................     7,702           173.5      8.96            3.9
   Construction ...........................................     1,796            43.8      9.70            27.7
                                                              -------         -------
   Total Commercial .......................................    30,507           649.3      8.47            7.8
 Consumer:
  Residential Mortgage ....................................     5,344           108.9      8.11           (9.5)
  Residential mortgage held for sale ......................       220             3.9      7.05          (24.5)
  Home equity and second mortgage .........................     4,636           110.4      9.47           12.3
  Credit card .............................................     3,519           113.4     12.82            7.0
  Other ...................................................     7,014           169.3      9.60           (2.4)
                                                              -------         -------
   Total consumer .........................................    20,733           505.9      9.71             .4
                                                               ------         -------
   Total loans ............................................    51,240         1,155.2      8.97            4.8
 Allowance for credit losses ..............................       988                                       .3
                                                              -------
  Net loans ...............................................    50,252                                      4.9
Other earning assets ......................................       487             6.9      5.64            4.7
                                                              -------         -------
   Total earning assets* ..................................    60,639         1,310.5      8.60            1.5
Cash and due from banks ...................................     3,687                                     (5.5)
Other assets ..............................................     4,622                                     (6.0)
                                                              -------
   Total assets ...........................................   $67,871                                       .8%
                                                              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ..............................   $12,091                                      4.4%
Interest-bearing deposits:
 Interest checking ........................................     5,614            22.4      1.59           (3.6)
 Money market accounts ....................................    10,164            95.6      3.74            2.8
 Other savings accounts ...................................     3,211            18.0      2.23          (14.8)
 Savings certificates .....................................    13,039           177.1      5.40           (5.9)
 Certificates over $100,000 ...............................     3,454            50.5      5.82            2.8
                                                              -------         -------
  Total interest-bearing deposits .........................    35,482           363.6      4.08           (3.0)
Short-term borrowings .....................................     7,091            99.4      5.58          (33.1)
Long-term debt ............................................     5,020            77.5      6.14           59.5
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company ............        --              --        --             **
                                                              -------         -------
   Total interest-bearing liabilities .....................    47,593           540.5      4.52             .4
Other liabilities .........................................     2,160                                      (.3)
Preferred equity ..........................................       238                                    (37.0)
Common equity .............................................     5,835                                     (2.2)
Unrealized gain (loss) on available-for-sale
 securities, net of tax ...................................       (46)                                      **
                                                              -------
   Total liabilities and shareholders' equity .............   $67,871                                       .8%
                                                              =======                                       ===
Net interest income .......................................                   $ 770.0
                                                                              =======
Gross interest margin .....................................                                4.08%
                                                                                          =====
Gross interest margin without taxable-equivalent
 increments ...............................................                                3.97%
                                                                                          =====
Net interest margin .......................................                                5.05%
                                                                                          =====
Net interest margin without taxable-
 equivalent increments ....................................                                4.95%
                                                                                          =====

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

     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                              For the Nine Months Ended September 30
                                                                                 1997
                                                                -----------------------------------
                                                                                            Yields
(In Millions)                                                                                  and
(Unaudited)                                                       Balance       Interest     Rates
                                                                ---------     ----------  --------
ASSETS
Securities:
 U.S. Treasury ...........................................        $   776       $   33.9      5.84%
 Mortgage-backed .........................................          4,207          216.8      6.89
 State and political .....................................            747           43.8      7.84
 U.S. agencies and other .................................            624           28.5      6.11
                                                                  -------       --------
  Total securities .......................................          6,354          323.0      6.80
Unrealized loss on available-for-sale securities .........            (23)
                                                                  -------
   Net securities ........................................          6,331
Held-to-maturity securities ..............................            600           35.5      7.91
Trading account securities ...............................            167            7.2      5.76
Federal funds sold and resale agreements .................            587           24.3      5.53
Loans:
 Commercial:
  Commercial .............................................         22,194        1,358.0      8.18
  Real estate:
   Commercial mortgage ...................................          8,031          542.8      9.04
   Construction ..........................................          2,222          159.9      9.62
                                                                  -------       --------
   Total commercial ......................................         32,447        2,060.7      8.49
 Consumer:
  Residential mortgage ...................................          4,985          298.2      8.00
  Residential mortgage held for sale .....................            160            9.1      7.60
  Home equity and second mortgage ........................          5,041          363.5      9.64
  Credit card ............................................          3,613          339.5     12.56
  Other ..................................................          6,973          508.9      9.76
                                                                  -------       --------
   Total consumer ........................................         20,772        1,519.2      9.78
                                                                  -------       --------
   Total loans ...........................................         53,219        3,579.9      8.99
 Allowance for credit losses .............................            991
                                                                  -------
  Net loans ..............................................         52,228
Other earning assets .....................................            516           19.4      5.03
                                                                  -------       --------
    Total earning assets* ................................         61,443        3,989.3      8.68
Cash and due from banks ..................................          3,588
Other assets .............................................          4,383
                                                                  -------
    Total assets .........................................        $68,400
                                                                  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits .............................        $12,470
Interest-bearing deposits:
 Interest checking .......................................          5,534           68.7      1.66
 Money market accounts ...................................         10,432          298.6      3.83
 Other savings accounts ..................................          2,849           46.9      2.20
 Savings certificates ....................................         12,310          500.2      5.43
 Certificates over $100,000 ..............................          3,698          163.3      5.90
                                                                  -------       --------
  Total interest-bearing deposits ........................         34,823        1,077.7      4.14
Short-term borrowings ....................................          5,681          238.8      5.62
Long-term debt ...........................................          6,850          314.6      6.14
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company ...........            600           36.9      8.18
                                                                  -------       --------
    Total interest-bearing liabilities ...................         47,954        1,668.0      4.65
Other liabilities ........................................          2,169
Preferred equity .........................................            150
Common equity ............................................          5,671
Unrealized loss on available-for-sale
 securities, net of tax ..................................            (14)
                                                                  -------
    Total liabilities and shareholders' equity ...........        $68,400
                                                                  =======
Net interest income ......................................                      $2,321.3
                                                                                ========
Gross interest margin ....................................                                    4.03%
                                                                                             =====
Gross interest margin without taxable-equivalent
 increments ..............................................                                    3.93%
                                                                                             =====
Net interest margin ......................................                                    5.05%
                                                                                             =====
Net interest margin without taxable-
 equivalent increments ...................................                                    4.95%
                                                                                             =====

                       WIDE TABLES CONTINUED FROM ABOVE:
     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                 For the Nine Months Ended September 30
                                                                             1996
                                                           -----------------------------------
                                                                                        Yields       % Change
(In Millions)                                                                              and        Average
(Unaudited)                                                   Balance       Interest     Rates        Balance
---------------------------------------------------------- ----------     ----------  --------      ---------
ASSETS
Securities:
 U.S. Treasury ...........................................   $  1,310       $   58.1      5.92 %        (40.8)%
 Mortgage-backed .........................................      4,153          209.9      6.75            1.3
 State and political .....................................        548           35.1      8.56           36.3
 U.S. agencies and other .................................      1,036           51.4      6.63          (39.8)
                                                             --------       --------
  Total securities .......................................      7,047          354.5      6.72           (9.8)
Unrealized loss on available-for-sale securities .........        (27)                                   14.8
                                                              -------
   Net securities ........................................      7,020                                    (9.8)
Held-to-maturity securities ..............................        841           48.3      7.67          (28.7)
Trading account securities ...............................        252           10.6      5.62          (33.7)
Federal funds sold and resale agreements .................        950           37.9      5.33          (38.2)
Loans:
 Commercial:
  Commercial .............................................     20,738        1,271.0      8.19            7.0
  Real estate:
   Commercial mortgage ...................................      7,552          510.6      9.03            6.3
   Construction ..........................................      1,592          116.5      9.77           39.6
                                                              -------       --------
   Total commercial ......................................     29,882        1,898.1      8.48            8.6
 Consumer:
  Residential mortgage ...................................      5,561          336.6      8.09          (10.4)
  Residential mortgage held for sale .....................        276           14.4      6.97          (42.0)
  Home equity and second mortgage ........................      4,286          304.2      9.48           17.6
  Credit card ............................................      3,400          329.7     12.95            6.3
  Other ..................................................      7,030          506.2      9.62            (.8)
                                                              -------       --------
   Total consumer ........................................     20,553        1,491.1      9.69            1.1
                                                              -------       --------
   Total loans ...........................................     50,435        3,389.2      8.98            5.5
 Allowance for credit losses .............................        968                                     2.4
                                                              -------
  Net loans ..............................................     49,467                                     5.6
Other earning assets .....................................        455           18.9      5.55           13.4
                                                                  ---       --------
    Total earning assets* ................................     59,980        3,859.4      8.59            2.4
Cash and due from banks ..................................      3,704                                    (3.1)
Other assets .............................................      4,467                                    (1.9)
                                                              -------
    Total assets .........................................    $67,156                                     1.9%
                                                              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits .............................    $11,790                                     5.8%
Interest-bearing deposits:
 Interest checking .......................................      5,701           67.6      1.58           (2.9)
 Money market accounts ...................................      9,971          280.9      3.76            4.6
 Other savings accounts ..................................      3,210           54.0      2.25          (11.2)
 Savings certificates ....................................     13,067          530.4      5.42           (5.8)
 Certificates over $100,000 ..............................      3,335          145.8      5.84           10.9
                                                              -------       --------
  Total interest-bearing deposits ........................     35,284        1,078.7      4.08           (1.3)
Short-term borrowings ....................................      7,237          299.4      5.53          (21.5)
Long-term debt ...........................................      4,836          224.7      6.21           41.6
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company ...........         --             --        --             **
                                                              -------        -------
    Total interest-bearing liabilities ...................     47,357        1,602.8      4.52            1.3
Other liabilities ........................................      2,090                                     3.8
Preferred equity .........................................        243                                   (38.3)
Common equity ............................................      5,695                                     (.4)
Unrealized loss on available-for-sale
 securities, net of tax ..................................        (19)                                   26.3
                                                              -------
    Total liabilities and shareholders' equity ...........    $67,156                                     1.9%
                                                              =======                                   =====
Net interest income ......................................                  $2,256.6
                                                                            ========
Gross interest margin ....................................                                4.07%
                                                                                         =====
Gross interest margin without taxable-equivalent
 increments ..............................................                                3.97%
                                                                                         =====
Net interest margin ......................................                                5.03%
                                                                                         =====
Net interest margin without taxable-
 equivalent increments ...................................                                4.92%
                                                                                         =====

   INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
   INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 * BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
** NOT MEANINGFUL

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)     EXHIBITS
   10(a) Employment Agreement with John F. Grundhofer*
   10(b) Employment Agreement with Philip G. Heasley*
   10(c) Employment Agreement with Richard A. Zona*
   10(d) Employment Agreements with Gerry B. Cameron, Gary T. Duim and Robert
         D. Sznewajs. Filed as Exhibits 10.1 - 10.3 to Registration Statement on Form S-4, File No. 333-29409 and incorporated herein by reference.*
     11  Computation of Primary and Fully Diluted Net Income Per Common Share
     12  Computation of Ratio of Earnings to Fixed Charges
     27  Article 9 Financial Data Schedule*

* COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.

(b) REPORTS ON FORM 8-K
     During the three months ended September 30, 1997, the Company filed the following reports on Form 8-K:

    Form 8-K filed August 1, 1997, announcing the completion of the merger of First Bank System, Inc. and U.S. Bancorp of Portland, Oregon, the name change of the registrant to U.S. Bancorp, and the increases in authorized capitalization and the size of the Board of Directors.

    Form 8-K filed October 1, 1997 (dated September 30, 1997), which includes the Company's 1996 supplemental financial statements reflecting the merger of U.S. Bancorp into First Bank System, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 U.S. BANCORP


                                      /s/ DAVID J. PARRIN
                                 By: ------------------------------------------
                                     David J. Parrin
                                     Senior Vice President and Controller
DATE: November 14, 1997              (Chief Accounting Officer and Duly
                                     Authorized Officer)

[LOGO] U.S. BANCORP
P.O. Box 522
Minneapolis, Minnesota
55480

http://www.fbs.com


SHAREHOLDER INQUIRIES

COMMON STOCK TRANSFER AGENT AND REGISTRAR

First Chicago Trust Company of New York acts as transfer agent and registrar, dividend paying agent, and dividend reinvestment plan agent for U.S. Bancorp, and maintains all shareholder records for the corporation. For information about U.S. Bancorp stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago's Shareholder Services Center at (800) 446-2617, weekdays, 8:00 a.m. to 10:00 p.m. EST, and Saturdays, 8:00 a.m. to 3:30 p.m. EST. The TDD telephone number for the hearing impaired is
(201) 222-4955.

First Chicago Trust Company of New York
P.O. Box 2500
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

Judith T. Murphy
Vice President, Investor Relations
(612) 973-2264

General Information, Investor and Corporate Relations
(612) 973-2263
U.S. Bancorp
P.O. Box 522
Minneapolis, MN  55480

FINANCIAL INFORMATION

U.S. Bancorp news and financial results are available by fax, mail and the Company's web site.

FAX. To access our fax-on-demand service, call (800) 758-5804. When asked, enter U.S. Bancorp's extension number, "312402." Enter "1" for the most current news release or "2" for a menu of releases. Enter your fax and telephone numbers as directed. The information will be faxed to you promptly.

MAIL. At your request we will mail to you our quarterly earnings news releases. To be added to U.S. Bancorp's mailing list, please contact Investor and Corporate Relations, U.S. Bancorp, 601 Second Avenue South, Minneapolis, Minnesota 55402-4302, (612) 973-2434.

WEB SITE. For information about U.S. Bancorp, including news and financial results, product information, and service locations, access our home page on the World Wide Web. The address is http://www.fbs.com. Additional information for customers of our U.S. Bank affiliates is available at http://www.usbank.com.