Form 10-K405
period 1997-12-31
US BANCORP \DE\
filed 1998-02-27
CIK 36104

                                         1997

                              1997 ANNUAL REPORT AND FORM 10-K





                                             [LOGO]-Registered Trademark-

        U.S. BANCORP

     CONTENTS
     --------

2    LETTER TO SHAREHOLDERS

6    BUSINESS LINE REVIEWS

     6    Commercial & Business
          Banking and Private
          Financial Services

     9    Retail Banking

     12   Payment Systems

     15   Corporate Trust &
          Institutional Financial
          Services

18   MANAGEMENT'S DISCUSSION
     & ANALYSIS

41   CONSOLIDATED FINANCIAL
     STATEMENTS

69   FIVE-YEAR CONSOLIDATED
     FINANCIAL STATEMENTS

71   QUARTERLY CONSOLIDATED
     FINANCIAL DATA

74   SUPPLEMENTAL
     FINANCIAL DATA

76   FORM 10-K

80   EXECUTIVE OFFICERS

81   DIRECTORS

82   CORPORATE DATA


WHERE TO FIND U.S. BANCORP

Map of the United States. The 17 states (California, Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Utah, Washington, Wisconsin, Wyoming) in which U.S. Bancorp has retail banking offices are shaded. Also plotted are locations of 37 metro areas in 30 states with leasing offices (Birmingham, Alabama; Mesa, Arizona; Fremont and Woodland Hills, California; Denver, Colorado; Monroe, Connecticut; Niceville and Winter Park, Florida; Atlanta, Georgia; Boise, Idaho; St. Charles and Willow Springs, Illinois; Overland Park, Kansas; Louisville, Kentucky; Metairie, Louisiana; Mount Airy, Maryland; Newton, Massachusetts; Farmington Hills, Michigan; Minneapolis, Minnesota; Billings, Montana; Oak Ridge, New Jersey; Poughkeepsie, New York; Charlotte, North Carolina; Fargo, North Dakota; Cincinnati, Cleveland and Columbus, Ohio; Portland, Oregon; Yardley, Pennsylvania; Sioux Falls, South Dakota; Mount Juliet, Tennessee; Houston and Irving, Texas; Sandy, Utah; Seattle and Spokane, Washington; and Milwaukee, Wisconsin) and 15 corporate trust offices in 13 states (Phoenix, Arizona; Los Angeles and San Francisco, California; Denver, Colorado; Boise, Idaho; Chicago, Illinois; Detroit and Lansing, Michigan; St. Paul, Minnesota; Billings, Montana; New York, New York; Portland, Oregon; Sioux Falls, South Dakota; Salt Lake City, Utah; and Seattle, Washington).

- BANKING REGION
- CORPORATION TRUST OFFICES
- LEASING OFFICES

ABOUT THE COMPANY

U.S. Bancorp is a multistate bank holding company with headquarters in Minneapolis, Minnesota. Through our bank and other subsidiaries, we offer businesses, institutions, governments and individuals a comprehensive array of solutions to meet their financial needs.

     On August 1, 1997, First Bank System, Inc. (FBS) of Minneapolis acquired U.S. Bancorp of Portland, Oregon, and assumed the U.S. Bancorp name. The combined organization is the 15th largest U.S. commercial bank holding company, with assets of $71.3 billion as of December 31, 1997. Our market capitalization of more than $27.6 billion at year-end 1997 places us 9th among U.S. bank holding companies.

     U.S. Bancorp* also ranks among the top-performing U.S. bank holding companies in terms of profitability and efficiency. We posted 1997 return on average assets of 1.83 percent, return on average common equity of 22.0 percent, and an efficiency ratio of 48.9 percent, all on a combined basis and before nonrecurring items.

     U.S. Bancorp is a market leader serving millions of customers principally in 17 states from the Midwest to the Rocky Mountains to the Pacific Northwest. U.S. Bancorp focuses on providing anytime, anywhere access to high-quality products and services to our retail customers, and customized solutions to businesses and affluent clients with more complex needs. Through our bank and other subsidiaries, we also offer specialized expertise and leadership in corporate trust services, electronic credit card payment systems, and investments.

     U.S. Bancorp is committed to satisfying customers and creating shareholder value. Our four business lines--Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems, and Corporate Trust & Institutional Financial Services--are focused on fulfilling these commitments to customers and shareholders.

     U.S. Bancorp is listed on the New York Stock Exchange under the ticker symbol USB.


*The August 1, 1997 acquisition of U.S. Bancorp by First Bank System, Inc. was accounted for as a pooling-of-interests. Accordingly, this report provides financial information reflecting the results of the operations of the two companies on a combined basis for all periods presented.

                                  FINANCIAL SUMMARY


                                                                                        Percent Change
(Dollars in Millions, Except Per Share Data)                      1997           1996        1996-1997
------------------------------------------------------------------------------------------------------
Income before nonrecurring items                              $1,255.2       $1,142.1              9.9%
Nonrecurring items                                              (416.7)          76.6                *
                                                              -----------------------
Net income                                                    $  838.5       $1,218.7            (31.2)
                                                              -----------------------
PER COMMON SHARE
Net income                                                    $   3.39       $   4.81            (29.5)
Diluted net income                                                3.34           4.72            (29.2)
Earnings on a cash basis (diluted)**                              3.80           5.23            (27.3)
Dividends paid                                                    1.86           1.65             12.7
Common shareholders' equity                                      23.88          22.82              4.6

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Income                                                            5.09           4.50             13.1
Diluted income                                                    5.03           4.42             13.8
Earnings on a cash basis (diluted)**                              5.48           4.82             13.7
                                                              -----------------------
FINANCIAL RATIOS
Return on average assets                                          1.22%          1.81%
Return on average common equity                                   14.6           21.1
Efficiency ratio                                                  59.6           52.9
Net interest margin (taxable-equivalent basis)                    5.04           5.04

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets                                          1.83           1.69
Return on average common equity                                   22.0           19.8
Efficiency ratio                                                  48.9           52.2
                                                              -----------------------
AT YEAR END
Loans                                                         $ 54,708       $ 52,355              4.5%
Allowance for credit losses                                      1,009            993              1.6
Assets                                                          71,295         69,749              2.2
Total shareholders' equity                                       5,890          5,763              2.2
Tangible common equity to total assets***                          7.0%           6.7%
Tier 1 capital ratio                                               7.4            7.6
Total risk-based capital ratio                                    11.6           11.9
Leverage ratio                                                     7.3            7.5
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


*    Not meaningful.
** Calculated by adding amortization of goodwill and other intangible assets to net income.
*** Defined as common equity less goodwill as a percentage of total assets less goodwill.

FORWARD-LOOKING STATEMENTS

This annual report and Form 10-K includes forward-looking statements that involve inherent risks and uncertainties. U.S. Bancorp cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include economic conditions and competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and governmental regulation, and the progress of integrating the former U.S. Bancorp.


Graphs illustrate the following information:

Return on average common equity* (percent)
1993: 14.9
1994: 15.3
1995: 18.3
1996: 19.8
1997: 22.0

Return on average assets* (percent)
1993: 1.18
1994: 1.23
1995: 1.51
1996: 1.69
1997: 1.83

Diluted earnings per share* (dollars)
1993: 2.68
1994: 2.93
1995: 3.70
1996: 4.42
1997: 5.03

Efficiency ratio* (percent)
1993: 63.7
1994: 62.1
1995: 56.3
1996: 52.2
1997: 48.9

Shareholders' equity to assets ratio (percent)
1993: 8.3
1994: 7.9
1995: 8.1
1996: 8.3
1997: 8.3

*Before nonrecurring items.


U.S. Bancorp                                                                   1

                                 TO OUR SHAREHOLDERS


The year 1997 was transformative for U.S. Bancorp. We seized the opportunity to create significant value for our shareholders by leveraging our high-performance operating model across a larger customer base.

On August 1, First Bank System, Inc. (FBS) acquired U.S. Bancorp of Portland, Oregon. We assumed the U.S. Bancorp name, which better reflects our expanded 17-state banking region extending from the Midwest to the Rocky Mountains to the Pacific Northwest. The new U.S. Bancorp offers a broad array of high-quality products and expert services to meet a wide range of customer needs.

     The management strategies that made FBS one of the country's top-performing bank holding companies remain in place at the new U.S. Bancorp. We focus on providing financial solutions for customers and creating value for you, the shareholder. Shareholder value continues to drive our management priorities and direct virtually every decision we make.

STRONG FINANCIAL RESULTS

The new U.S. Bancorp of 1997 is much larger than the First Bank System of 1996. However, we manage for performance, not size. With fewer than two quarters under our belt together, the new U.S. Bancorp continues to be among the leaders in our peer group in terms of profitability and efficiency.

Photo of Gerry B. Cameron, Chairman of the Board (left)
John F. Grundhofer, President and Chief Executive Officer

     U.S. Bancorp stock has continued to outperform key market indices in the 1990s. One hundred dollars invested in U.S. Bancorp (formerly FBS) common stock on December 31, 1989, would have been worth $886 at year-end 1997. That compares with $480 for the KBW 50 Bank Index and $342 for the S&P 500 Stock Index. The KBW 50 Bank Index is a market-capitalization-weighted total return index of the 50 largest U.S. banks published by Keefe, Bruyette & Woods, Inc.

     On a combined basis, before nonrecurring items, diluted earnings per common share increased 13.8 percent to $5.03 in 1997 compared with the previous year. Our goal is to sustain earnings per share growth of 12 to 15 percent over the next several years.

     In terms of key financial ratios, U.S. Bancorp continues to excel. Excluding nonrecurring items, our return on average assets of 1.83 percent in 1997 placed us second in our peer group of 21 regional bank holding companies, and our return on average common equity of 22.0 percent for the year placed us second among our peers.

     Stringent cost containment practices and cost takeouts resulting from the U.S. Bancorp and other mergers


2                                                                   U.S. Bancorp
combined to make U.S. Bancorp more productive. Our efficiency ratio (noninterest expenses divided by total revenue) dropped to 48.9 percent in 1997, compared with 52.2 percent in 1996. We anticipate that completion of the U.S. Bancorp integration, which is enabling us to leverage management, products and systems across a larger customer base, will drive our efficiency ratio down even further. Such performance is necessary to compete with financial services providers outside the banking industry that have lower cost structures. In addition to cost-takeouts, our efficient organization is driven by technology investment, revenue growth and a corporate culture that disdains waste and embraces productivity.

     The six western states added to our banking region in the merger--California, Idaho, Nevada, Oregon, Utah and Washington--complement our traditional midwestern base in terms of economic strength and stability, which contributes to strong credit quality. Throughout our 17-state region, we maintain a high level of credit quality through centralized underwriting policies, and by identifying potential problem loans early, taking any necessary charge-offs promptly, and maintaining strong reserve levels.

"SHAREHOLDER VALUE CONTINUES TO DRIVE OUR MANAGEMENT PRIORITIES AND DIRECT VIRTUALLY EVERY DECISION WE MAKE."

     Strong past performance has set high expectations for U.S. Bancorp among our managers, employees, and you, our shareholders. We're excited by our opportunity to meet and exceed those expectations as a larger, regionally based, nationally competitive player.

STRATEGIC ACQUISITION

First Bank System and U.S. Bancorp have proven to be a great fit since we first announced the merger on March 20, 1997. Our regions were contiguous, compatible and in attractive growth markets. Our banks both had strong market presence. Our business strategies were virtually identical. Our business lines and products complemented each other. And, as we continue to learn, we each had special skills and resources to offer the other.

     We understand that complications can arise when two large banking organizations merge. We're committed to providing a seamless transition for our customers. Using experience from 24 previous acquisitions since 1990, we are pursuing a disciplined, staged integration that will continue through mid-1998. We're pleased to report that the integration is proceeding successfully on schedule.

Pie chart illustrating what business lines contribute to U.S. Bancorp operating earnings:

Commercial & Business Banking and Private Financial Services: 51 percent Retail Banking: 28 percent
Payment Systems: 13 percent
Corporate Trust & Institutional Financial Services: 8 percent

     Teams from both organizations began working cooperatively to combine our organizations even before close. At close, we successfully integrated our financial systems. In late October, we successfully completed the credit card conversion. In January, we converted our trust systems uneventfully. We will complete the staged conversion of our other major systems by the third quarter of 1998, with special sensitivity to maintaining control, training employees, and mitigating customer disruption. In keeping with our aggressive integration timeline, we already have converted item processing to a common platform, which will facilitate the bank conversions in the spring.

     Key to our successful integration has been the retention of customer contact and management employees, systemwide adoption of the U.S. Bank identity, and the lack of overlapping territory between the two organizations. For the most part, it's been business as usual for customers of the "old" U.S. Bank. Through advertising, direct mail and contact from relationship managers, we've kept our customers informed of integration issues every step of the way.

     In early 1998, we began introducing the new U.S. Bank identity across our First Bank, Colorado National Bank and U.S. Bank markets. Throughout the year we will be busy building leverage for our one, strong brand identity across our entire 17-state region. When customers see the updated U.S. Bank logo, they know they can depend on a solutions-oriented, progressive organization that is focused on meeting their needs.

     For our retail customers, U.S. Bank offers anytime, anywhere access to high-quality products and services.


U.S. Bancorp                                                                  3

     Individuals and small businesses can access the bank however they choose: through our 1,000 offices, 24-hour telephone banking services, more than 2,700 ATMs, or online banking. More affluent individuals and middle-market and larger businesses can tap into these or more customized solutions to meet their more complex needs. Relationship managers, supported by advanced technology, provide the expertise these clients demand. We also offer industry-leading solutions in corporate trust services, electronic credit card payment systems, and investment products and services.

[LOGO]

PRUDENT CAPITAL ALLOCATION

As we have written in past annual reports, allocating capital is management's most important task. Effective capital allocation plays a central role in creating and preserving shareholder value.

     In December we announced an agreement to acquire Piper Jaffray Companies Inc., a highly regarded Minneapolis-based securities firm that serves a geographic territory virtually identical to ours. The transaction (subject to approval by Piper Jaffray shareholders and regulators) will form a new subsidiary, U.S. Bancorp Piper Jaffray Inc., that will enable us to offer a broader array of products and services to our middle-market business and private financial services clients. In particular, the acquisition will fill a strategic gap in satisfying our business customers' financial needs in corporate advisory services, securities underwriting, research, sales, trading, and mergers and acquisitions. It also will solidify our position as the largest provider of private financial services in our territory. Our retail customers will have the added benefit of 89 full-service brokerage offices with 1,235 investment executives.

     We had begun to build our investment banking and securities business internally. However, an internal build strategy is too slow given the current competitive environment. By acquiring Piper Jaffray Companies, we will become a full-service player with instant credibility. The Piper Jaffray transaction is expected to close in second quarter 1998.

     Also in December, we closed on our acquisition of St. Cloud, Minnesota-based Zappco, Inc., a bank holding company with three banks, six branches and $360 million in assets. Zappco gives us a leading market position in the growing central Minnesota region.

     In January, we solidified our position as one of the nation's largest providers of corporate trust services by closing our acquisition of the bond indenture and paying agency business of Comerica, Inc. This acquisition gave us offices in Detroit and Lansing, and instant number-one market position in Michigan. We successfully completed integration of this acquisition, our fifth corporate trust acquisition since 1992.

     In all our acquisitions, we recognize that people are critical to ongoing success. In the U.S. Bancorp acquisition, Gary Duim and Robert Sznewajs remain with the company as vice chairmen. We also successfully retained most key relationship managers from the former U.S. Bank. Likewise, Piper Jaffray Companies Chairman and CEO Addison L. Piper will lead the new U.S. Bancorp Piper Jaffray subsidiary.


Graph illustrates the following information: USB* Cumulative Total Shareholder Return**

Index: 12/31/89=$100
U.S. Bancorp (formerly FBS) Common Stock
Keefe, Bruyette & Woods 50 Bank Index
Standard and Poor's Index of 500 Stocks

1989: USB/100, KBW 50/100, S&P 500/100
1990: USB/83,  KBW 50/72,  S&P 500/97
1991: USB/159, KBW 50/114, S&P 500/126
1992: USB/193, KBW 50/145, S&P 500/136
1993: USB/217, KBW 50/153, S&P 500/150
1994: USB/243, KBW 50/145, S&P 500/152
1995: USB/375, KBW 50/232, S&P 500/209
1996: USB/529, KBW 50/329, S&P 500/257
1997: USB/886, KBW 50/480, S&P 500/342

*  Formerly FBS
** Capital appreciation plus dividends

$100 invested in U.S. Bancorp (formerly FBS) common stock on December 31, 1989 would have been worth $886 at year-end 1997. That compares with $480 for the KBW 50 Bank Index and $342 for the S&P 500 stock index.

As with any investment, past performance is no guarantee of future results.


4                                                                U.S. Bancorp

     Acquisitions are just one way U.S. Bancorp allocates capital for maximum shareholder benefit. We also are pursuing these key strategies:

     - INVESTMENT IN CORE BUSINESSES--U.S. Bancorp invests in people, technology and other resources to support only those businesses that hold potential for strong, sustainable profitability. We manage our company along four business lines: Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems, and Corporate Trust & Institutional Financial Services. While our business lines focused on the U.S. Bancorp integration in 1997, they also continued many initiatives to serve customers better, improve profitability and increase revenues. Reviews of 1997 business line highlights begin on page 6.

     - DIVIDEND INCREASES--On February 18, 1998, the U.S. Bancorp Board of Directors increased the quarterly dividend to 52.50 cents from 46.50 cents per common share, an increase of 12.9 percent. It was our seventh consecutive annual increase.

     On February 18, 1998, the Board of Directors also announced its intention to declare a three-for-one split of U.S. Bancorp common stock, pending shareholder approval at the annual meeting of shareholders on April 22, 1998.

FOCUS ON SHAREHOLDER INTERESTS

U.S. Bancorp's commitment to creating shareholder value provides the underpinning for everything we do. Our financial strength gives us the resources to provide better solutions for our customers, more challenging career opportunities for our employees, and more meaningful support to our communities. We ended 1997 a stronger sum than our parts, a factor that will enable us to continue to serve these constituencies better over the long term.

     As we have emphasized time and again, strong employee ownership is the best way to align employee and shareholder interests. A majority of U.S. Bancorp employees own U.S. Bancorp stock through our Capital Accumulation Plan (a 401(k) program), as well as through our Employee Stock Purchase Plan, which enables our people to purchase company stock at a discount. Among senior managers, more than 340 have targets to own the equivalent of 80 percent to 550 percent of their annual salaries in U.S. Bancorp stock. At year-end 1997, senior managers owned more than 3 million shares of company stock worth more than $344 million.

     Once again, the people of U.S. Bancorp proved they understand the rapid consolidation and other changes sweeping the financial services industry. They endured tremendous changes and worked diligently on your behalf in 1997 to adapt to these changes.

     We also thank our directors for recognizing a wonderful opportunity to create a dynamic new organization. The FBS and U.S. Bancorp boards joined cooperatively to ensure a smooth integration and guide the new U.S. Bancorp in the right direction.

"WE ENDED 1997 A STRONGER SUM THAN OUR PARTS, A FACTOR THAT WILL ENABLE US TO CONTINUE TO SERVE THESE CONSTITUENCIES BETTER OVER THE LONG TERM."

     Thanks, too, to our customers and the communities we serve for their patience in adapting to our changes. We promise to provide them with increasingly better solutions to meet their needs, and to continue supporting affordable housing and small business development.

     Finally, thank you, our shareholders, for your confidence. When the dust settles over the shifting financial services landscape, we hope you find U.S. Bancorp to be a wise investment.


/s/ Gerry B. Cameron

Gerry B. Cameron
CHAIRMAN OF THE BOARD


/s/ John F. Grundhofer

John F. Grundhofer
PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 18, 1998


U.S. Bancorp                                                                 5

                       COMMERCIAL & BUSINESS BANKING AND PFS


Pie chart illustrating that Commercial & Business Banking and Private Financial Services accounts for 51 percent of U.S. Bancorp operating earnings.

PERCENT OF U.S. BANCORP
OPERATING EARNINGS


BUSINESS DESCRIPTION

Commercial & Business Banking and Private Financial Services (PFS)provide customized financial solutions for middle-market and larger businesses, as well as government entities and affluent individuals. In addition, we serve corporations in selected national markets and niche specialties such as asset-backed lending, agricultural credit, leasing, real estate and energy. This business line is relationship-driven. A relationship manager, supported by a team of professionals, is matched with each client, working in partnership to meet unique client needs. The relationship manager also is supported by centralized systems and product management.

(CONTINUED NEXT PAGE)


PERSPECTIVES

PEOPLE PROVIDE FOUNDATION FOR RELATIONSHIPS

In Commercial & Business Banking and Private Financial Services (PFS), the relationship between clients and our employees is key to our success. Clients tell us through surveys that they are loyal not only to the bank, but also to their relationship manager. Having knowledgeable people working with a client over time is critical to being able to understand client situations and provide meaningful recommendations. That's why retaining key relationship personnel ranks as a top priority for the U.S. Bancorp integration.

     By communicating the opportunities resulting from the merger, as well as providing incentives, U.S. Bancorp has retained virtually all Commercial & Business Banking and PFS relationship managers in our newly acquired territories. Relationship managers continue to serve the same client base, and credit decisions continue to be made locally. Retaining relationship managers is helping fulfill our goal of providing a smooth transition for our clients.

     It's one thing to articulate a strategy of employing talented people with whom our clients want to work, but a much more challenging task to implement. Successful execution requires that our people's attitudes and behaviors be aligned as a team. It requires that we continue to expand our relationship managers' skills and knowledge, so that they keep moving from product focus and order-taking to client focus and financial advising. Also, it requires that we continue to segment our clients so that we can match the expertise of our relationship managers with clients they can serve best. Client surveys tell us we're doing well and improving on all these counts.

RESULTS

A WILLING PARTNER IN GROWTH

IN 1989 NORM AND LINDA SATHER PURCHASED TWO SMALL OIL DISTRIBUTION COMPANIES IN WASHINGTON TO FORM PACIFIC OIL PRODUCTS COMPANY. SALES MORE THAN DOUBLED IN SIX YEARS, AND THE SATHERS OUTGREW THEIR SMALL COMMUNITY BANK. THEY TURNED TO A LARGER REGIONAL BANK, BUT IT PROVED UNWILLING TO FINANCE THE COMPANY'S EXPANSION.

THE SATHERS NEEDED A STRONG FINANCIAL PARTNER TO HELP IMPROVE THEIR COMPANY'S GROWTH AND PROFITABILITY. IN 1995 U.S. BANK EARNED THE SATHERS' BUSINESS BY ASSEMBLING A COMPREHENSIVE FINANCIAL PACKAGE THAT INCLUDED TERM FINANCING, OPERATING LINES, LETTERS OF CREDIT, AND CASH MANAGEMENT SERVICES. IN 1996, WHEN THE COMPANY REORGANIZED BY SHEDDING UNPROMISING ASSETS AND ACQUIRING BUSINESS LINES WITH MORE POTENTIAL, THE BANK FINANCED THE ACQUISITIONS WITH TERM LOANS, INCREASED LINES, AND LEASES. PACIFIC OIL PRODUCTS' REVENUES SOARED.

U.S. BANK EVEN PROVIDED COVER IN 1997 WHEN SEVERE WEATHER TIGHTENED THE COMPANY'S CASH FLOW. A BULGE LINE ENABLED THE SATHERS TO MEET THEIR NORMAL TERMS WITH SUPPLIERS AND CUSTOMERS, AND THE COMPANY ONCE AGAIN IS POISED TO EXPAND.

IN ADDITION TO RELYING ON U.S. BANK FOR THEIR BUSINESS BANKING NEEDS, THE SATHERS ALSO WORK WITH U.S. BANK'S PRIVATE BANKING GROUP. THROUGH INNOVATIVE FINANCING PROVIDED BY U.S. BANK, THE SATHERS HAVE ACQUIRED A PROPERTY FOR THE DREAM HOME WHERE THEY WILL ENJOY THE FRUITS OF THEIR LABOR.


6                                                                U.S. Bancorp

CUSTOMIZED SOLUTION
FOR A UNIQUE CLIENT

A MINNEAPOLIS-BASED COMPANY ACQUIRES SMALL COMPANIES IN THE LEGAL PUBLISHING AND DATA BASE INDUSTRIES. ITS GOAL IS TO BUILD VALUE THROUGH ECONOMIES OF SCALE AND ULTIMATELY GO PUBLIC. RATHER THAN RAISE EQUITY FOR EACH ACQUISITION, THE COMPANY HAS RAISED EQUITY CAPITAL THAT HAS BEEN SUFFICIENT, WHEN COMBINED WITH A LEVEL OF DEBT, TO MAKE MULTIPLE ACQUISITIONS. USING THIS "LEVERAGED BUILD-UP" STRATEGY, THE COMPANY HAS REDUCED ITS ISSUANCE COSTS BY NOT HAVING TO RAISE ADDITIONAL DEBT AND EQUITY FOR EACH ACQUISITION.

IN 1997 THE COMPANY NEEDED ADDITIONAL CAPITAL TO PURSUE SEVERAL ACQUISITION OPPORTUNITIES. ALSO, THE STRENGTH OF THE STOCK MARKET HEIGHTENED THE COMPANY'S INTEREST IN CONDUCTING AN INITIAL PUBLIC OFFERING (IPO). THE COMPANY APPROACHED U.S. BANK'S COMMERCIAL BANKING GROUP FOR A SOLUTION.

WE KNEW OUR CLIENT'S BUSINESS AND GROWTH STRATEGY, AS WELL AS THE PUBLISHING INDUSTRY, DUE TO OUR FIVE-YEAR RELATIONSHIP. THIS KNOWLEDGE, COMBINED WITH OUR UNDERSTANDING AND EXPERIENCE WITH MARKET TIMING, LEVERAGED COMPANIES, AND DEBT CAPACITY, ENABLED US TO PROVIDE INCREMENTAL FINANCING TO THE COMPANY SO THAT IT DIDN'T HAVE TO RAISE EQUITY CAPITAL PREMATURELY. WE STRUCTURED A CREDIT FACILITY THAT WORKS WITH MULTIPLE LAYERS OF CAPITAL AND WHICH ALLOWS FLEXIBILITY FOR CERTAIN ADDITIONAL ACQUISITIONS UNDER AGREED-UPON FINANCIAL PARAMETERS. WITH THIS CUSTOMIZED SOLUTION TO A UNIQUE NEED, OUR CLIENT HAS SIGNIFICANTLY INCREASED ITS SIZE, MAKING IT A MUCH MORE ATTRACTIVE CANDIDATE FOR THE IPO MARKET.

PARTNERSHIPS DRIVE CLIENT SATISFACTION

Commercial & Business Banking clients give U.S. Bank overall high marks for a strong banking relationship. The overall driver behind client satisfaction is our ability to understand our clients' business issues and to provide solutions that go beyond providing loans, treasury management, or other products and services. This sophisticated level of service requires that we pair clients with relationship teams that have the expertise to deliver the level of service appropriate for each client's revenue stream, while managing expenses. To be successful with this strategy, we must continue to recruit and retain talented professionals with the intellectual abilities to connect with our clients. We then provide our people with effective tools and training.

     We are continuously improving client management tools that leverage the expertise of our relationship managers. These tools include information for monitoring client relationships. By understanding our clients' needs even better, we can provide them with more effective recommendations.

     We expect client relationships to grow stronger as we leverage the capabilities of our combined organization across our entire 17-state banking region. We are combining the best of our products and services and offering them across our larger territory. For example, we are investing in new capabilities, such as Windows-SM--based treasury management products and services, which we plan to offer throughout our entire territory.

     We will continue to monitor client satisfaction through surveys and focus groups to ensure we are improving our ability to maintain meaningful client relationships.

BEYOND TRADITIONAL PRODUCTS
AND SERVICES

Traditional credit products lie at the heart of many of our Commercial & Business Banking relationships. However, we continue to offer these clients an expanded array of noncredit services, as well as specialized credit including asset-based lending, agricultural credit, correspondent banking, energy lending, international

                                                                       CONTINUED

BUSINESS DESCRIPTION
(CONTINUED)

COMMERCIAL & BUSINESS BANKING serves middle-market and larger businesses from 157 offices throughout U.S. Bancorp's 17-state banking region. Bankers located in regional offices build relationships with businesses in their communities and make credit decisions locally, controlling the terms and pricing of business loans. We compete effectively with local community banks thanks to our knowledgeable, responsive relationship managers, who can offer businesses the full spectrum of U.S. Bancorp's credit, trust, investment, and treasury management products and services.

PRIVATE FINANCIAL SERVICES (PFS) serves the affluent market with one-stop access to private banking, investment management, personal trusts, brokerage services, insurance, and financial planning. We focus on meeting the needs of professionals and professional services firms, foundations, wealthy families, and individuals with high levels of income and net worth who have complex financial needs. PFS clients include executives of our Commercial and Business Banking clients. Our representatives provide expert, individualized service through 57 offices located in larger metropolitan markets throughout our banking region.


U.S. Bancorp                                                                   7

     1997
     HIGHLIGHTS

-    IMPROVED EFFICIENCY RATIO ON A CASH BASIS TO 34.7 PERCENT FROM 36.5
     PERCENT.

-    IMPROVED NET TANGIBLE RETURN ON EQUITY TO 26.4 PERCENT FROM 24.4 PERCENT.

     COMMERCIAL & BUSINESS BANKING

-    INCREASED AVERAGE LOANS BY NEARLY 9.4 PERCENT TO $28.8 BILLION.

- SERVED AS AGENT ON TRANSACTIONS TOTALING $2.9 BILLION AND CO-AGENT ON TRANSACTIONS TOTALING NEARLY $17.6 BILLION.

- MAINTAINED STRONG CREDIT QUALITY, WITH NONPERFORMING ASSETS OF $225 MILLION, OR .79 PERCENT OF LOANS PLUS OTHER REAL ESTATE OWNED.

     PRIVATE FINANCIAL SERVICES

- ADDED PRIVATE BANKING SERVICES IN FARGO, NORTH DAKOTA, KETCHUM, IDAHO, LAS VEGAS, NEVADA, AND SIOUX FALLS, SOUTH DAKOTA.

-    GREW ASSETS UNDER ADMINISTRATION IN PFS 13.1 PERCENT TO $30.1 BILLION.


CONTINUED--COMMERCIAL & BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES

banking, and real estate lending. These and other areas continue to distinguish U.S. Bank in the marketplace.

     Our leasing subsidiary, U.S. Bancorp Leasing & Financial, serves the nation from offices in 30 states. The subsidiary recorded average annual growth in outstanding loans and leases of 5 percent to end the year with more than $2.7 billion in outstandings. Our asset-based lending divisions achieved average annual loan growth of 22.7 percent to end the year with approximately $412 million in outstandings. As one of the region's largest treasury management services providers, we help companies achieve effective treasury operations by providing a full range of depository, disbursement, collection, risk management and information services.

     U.S. Bancorp's pending acquisition of Piper Jaffray Companies Inc., a highly regarded Minneapolis-based securities firm, will further enhance the range of solutions we can provide our more than 40,000 middle-market commercial clients. The acquisition will strengthen our ability to offer a full array of investment banking and brokerage services through a new subsidiary, U.S. Bancorp Piper Jaffray Inc. Piper Jaffray will add depth in equity and debt underwriting, trading, sales and research, as well as corporate finance advisory and merger and acquisition services. In turn, Piper Jaffray clients will have access to U.S. Bank's commercial banking offerings. Both companies will benefit from our combined asset management experience and expertise in providing private financial services.

PFS: FINANCIAL PLANNING ENHANCES SERVICE

Private Financial Services (PFS) encompasses financial planning, private banking, tailored investment management, insurance, brokerage services, and personal trust services under one umbrella. Clients are served by a relationship manager or by our Trust Service Center and, depending on the client's need, they are served by other experts in areas such as financial planning, estate planning and investments. Additional expert services are available in areas such as foundations, real estate, mineral interests, mortgage, tax, and special needs.

     Through PFS's Financial Consulting Division, we recently enhanced the financial planning services we offer to clients in selected markets. For financial planning we employ a team of experts using state-of-the-art software to deliver clients a customized analysis of all their financial needs, including cashflow analysis, asset allocation recommendation, retirement planning, and estate planning. Each plan is prepared for each client by our financial planning specialists, empowering clients to make informed decisions. A relationship team then helps each client implement the plan. We will continue rolling out these new financial planning capabilities to other markets during 1998.


8                                                                   U.S. Bancorp

                                    RETAIL BANKING

                                     PERSPECTIVES


Pie chart illustrating that Retail Banking accounts for 28 percent of U.S. Bancorp operating earnings.

                               PERCENT OF U.S. BANCORP
                                  OPERATING EARNINGS


BUSINESS DESCRIPTION

Retail Banking provides anytime, anywhere access to a comprehensive set of banking and other financial solutions to consumers, and small and lower middle-market businesses in our 17-state banking region. These products include standard consumer and small business deposit and credit products, investment offerings, insurance products, and debit and credit cards. We follow an operational excellence operating model--with a goal of providing high-quality products with superior value at the greatest convenience to customers.

Our Small Business Division serves small companies that do not require a dedicated relationship manager. Bankers throughout our branch system analyze small business customer needs and recommend solutions. For credit needs, bankers assist with application and rely on a centralized underwriting center for credit approval. We offer competitive pricing and 48-hour decision-making on standard small business credit products, including real estate loans, working capital loans, and lines of credit.


DIRECT CHANNELS OFFER CHOICE, CONVENIENCE

Retail customers increasingly prefer and demand greater convenience, high reliability, and an increasingly broad range of options. One of the keys to our growth and productivity is to offer them convenient choices for conducting business with us. These choices include telephone banking, ATMs, online banking, direct payroll deposits, and automated bill-paying services.

     Advanced telephone technology makes our centralized telephone service centers the most cost-effective distribution channel for U.S. Bank. Our service centers in Minneapolis-St. Paul, Fargo, Denver and Portland fielded more than 91 million calls in 1997. About 77 percent of these calls were handled by interactive voice response units, with the remainder handled by customer service representatives.

     The telephone, in combination with advertising and direct mail, also provides a convenient way for consumer and business customers to buy products and services. In 1997 our telemarketing units handled approximately 1.7 million inbound and outbound calls. Approximately 29 percent of these calls were converted to new product sales. Our investment call center handled nearly 245,000 calls in 1997. For cobranded credit cards, such as our Northwest Airlines WorldPerks-Registered Trademark- Visa-Registered Trademark- Card, we are bringing our telemarketing efforts for new accounts in-house to provide a higher level of service more cost-effectively.

"OUR SERVICE CENTERS FIELDED MORE THAN 91 MILLION CALLS, 77 PERCENT HANDLED BY INTERACTIVE VOICE RESPONSE UNITS."

     We continued to expand our ATM network, providing greater convenience to customers. Our total ATM network grew more than 7 percent in 1997 to more than 4,800 terminals. These include more than 2,700 ATMs that are located throughout our 17-state banking region and which are available to our banking customers without an ATM transaction fee.

     We continued to add online banking capabilities for our consumer and small business customers. At year-end, more than 70,000 U.S. Bank customers were enrolled in online banking. We introduced a home-banking option using Meca Software's Managing your Money-Registered Trademark- and Quickbooks for Small Business-Registered Trademark- in select markets. We already offered three online banking options in some of our markets: BankNOW-TM- from America Online-Registered Trademark-, Microsoft Money-Registered Trademark-, and Quicken-Registered Trademark-. These options will be available to customers in all our markets by mid-1998.

                                                                       CONTINUED


U.S. Bancorp                                                                   9

CONTINUED--RETAIL BANKING

     Customers now have access to transaction capabilities via the U.S. Bank web site, including most functions available through telephone banking. Customers can apply for the Northwest Airlines WorldPerks Visa card and education loans via the Web. Additional capabilities, including more functions for deposit, credit and investment products, will be added during 1998.

BRANCH NETWORK FOLLOWS CUSTOMERS

While one of U.S. Bank's key strategies is to migrate customer transactions toward alternative channels, our branch network remains key to maintaining and building our strong market presence throughout our region.

     The U.S. Bank branch network includes approximately 1,000 branches in 17 states. We continually analyze the composition of this network to determine the optimal number, location and size of branches, as well as the most appropriate range of products and services, to serve customers in each market. This has resulted in new branch openings, as well as consolidations, relocations, and remodelings to adjust branch size.

"...OUR BRANCH NETWORK REMAINS KEY TO MAINTAINING AND BUILDING OUR STRONG MARKET PRESENCE THROUGHOUT OUR REGION."

     Our challenge is to be close to where our customers live and work, and increase sales revenue per square foot and per employee. In the future, U.S. Bank likely will have more branches, but they will be smaller and located more strategically. For example, in 1997 we opened 29 in-store locations for a total of 115. As branch locations change, we will provide standard, consistent branch environments that facilitate sales and project the U.S. Bank brand.

     Within two months of closing the U.S. Bancorp acquisition, we extended our unique branch paradigm throughout our expanded 17-state region. Branch employees focus on sales or service, leveraging their strengths and maximizing our ability to meet customer needs. The sales focus is combined with a new compensation plan to encourage strong sales results, enabling us to maximize revenue.

SMALL BUSINESS FOCUS ESTABLISHED

U.S. Bank reaffirmed its commitment to serving small businesses by establishing a Small Business Division in 1997. Our small business experts are well-positioned to meet the needs of the 1.2 million small businesses located near our branches. From our research, we know that proximity to a branch is a key consideration for small businesses that highly value low


10                                                                  U.S. Bancorp
travel and wait times for conducting transactions at branches. With more than 350,000 small business customers, we have an opportunity to gain market share--as well as deepen existing relationships.

     In 1998 we will introduce our U.S. Bank Simply Business-Registered Trademark- set of products across our entire 17-state region. We believe these products, primarily easy-to-use loans and checking accounts, will have broad appeal. We also will improve telephone customer service for small business customers by forming a dedicated customer service unit.

RESULTS

BANKING WITH EASE

JOANN BAILIN IS A STAY-AT-HOME MOTHER WITH TWO ACTIVE CHILDREN UNDER AGE 4. SHE STRUGGLES TO FIND TIME TO MAINTAIN HER CONSULTING WORK, NOT TO MENTION RUNNING HOUSEHOLD AFFAIRS. THAT'S WHY SHE ENJOYS BANKING AT U.S. BANK.

MS. BAILIN SHOPS AT HER NEIGHBORHOOD BYERLY'S GROCERY STORE IN ST. LOUIS PARK, MINNESOTA EACH WEEK, MAKING STOPS AT THE IN-STORE U.S. BANK BRANCH VERY CONVENIENT. THE HASSLE-FREE LOCATION ELIMINATES ANOTHER STOP SHE'D HAVE TO MAKE WITH HER CHILDREN IN TOW.

EVEN WHEN MS. BAILIN VISITS THE IN-STORE BANK, SHE RARELY USES A TELLER. SHE CAN CONDUCT MOST OF HER TRANSACTIONS AT THE BRANCH'S ATMS OR TELEPHONES. IN FACT, SHE OFTEN CONDUCTS HER BANKING BUSINESS AT HOME BY TELEPHONE LATE AT NIGHT, AFTER THE CHILDREN ARE ASLEEP.

MS. BAILIN ALSO ENJOYS THE CONVENIENCE OF HER U.S. BANK DEBIT CARD TO PURCHASE GROCERIES AND OTHER GOODS AND SERVICES. PERHAPS THE BEST BENEFIT IS THAT SHE CAN FILL HER CAR WITH GASOLINE AND PAY AT THE PUMP WITHOUT HAVING TO LEAVE THE CHILDREN TO GO TO THE REGISTER.

TO MAKE MANAGING THE HOUSEHOLD FINANCES EVEN MORE EFFICIENT, MS. BAILIN AND HER HUSBAND HAVE DIRECT DEPOSIT AND AUTOMATIC BILL PAY SERVICES. THEY'VE SIGNED UP FOR ONLINE BANKING TO MAKE MANAGING THEIR FINANCES WITH U.S. BANK EVEN EASIER.

PURSUING A CUSTOMER-FOCUSED STRATEGY

A key to providing meaningful solutions to customers is understanding their needs. Our Relationship Management System (RMS) enables Retail Banking to do just that for our consumer customers. RMS is an analytical software engine that uses customer behavioral data and predictive modeling to make better relationship-based decisions. RMS became fully operational in March 1997 and will be extended to our new territories as systems are converted during 1998.

     First-year results indicate that RMS is increasing customer profitability and value, improving sales effectiveness, lowering costs, and enhancing customer satisfaction. In the handling of overdraft and nonsufficient funds (NSF) checks, for example, RMS increases overdraft line amounts for our most profitable customers. The bank paid 34 percent more overdraft checks using RMS, while cutting fee waivers by 32 percent. As a result, the bank benefits from increased fees--up 13 percent since implementation of the strategy. Meanwhile, fewer customers must pay fees to retailers for returned checks.

     RMS also has produced other significant benefits. The effectiveness of marketing to current customers has improved, as evidenced by a 51 percent increase in sales results with RMS-inspired marketing. Credit approval rates were up 16 percent. Overall, RMS is helping anticipate and meet customer needs while increasing the average value of customers to the bank for the benefit of shareholders.

     1997
     HIGHLIGHTS

- OPENED 21 BRANCHES IN ALBERTSON'S SUPERMARKETS, AND EIGHT IN OTHER STORES, FOR A TOTAL OF 115 IN-STORE BRANCHES.

-    INCREASED U.S. BANK DEPOSIT TRANSACTIONS AT ATMS 14 PERCENT.

- INCREASED TRANSACTIONS BY U.S. BANK CUSTOMERS USING U.S. BANK-OWNED ATMS BY 11 PERCENT LAST YEAR.

-    GREW POINT-OF-SALE TRANSACTION VOLUME 50 PERCENT.

- DEPLOYED MORE THAN 400 ATMS IN 11 STATES AS PART OF FIVE-YEAR AGREEMENT WITH CHEVRON PRODUCTS COMPANY TO PROVIDE ATM PROGRAM COORDINATION AND SWITCH PROCESSING SERVICES.

- RECEIVED "BEST OF THE WEB" DESIGNATION BY "SNAP!", AN ONLINE RATING SERVICE FOR INVESTMENT SERVICES WEB SITES.

- GREW BALANCES FOR NONMORTGAGE CONSUMER LOANS AND LINES AT 5 PERCENT, LED BY HOME-EQUITY LOANS AND LINES AT 12 PERCENT.

- AS A RESULT OF NEW EVERYDAY PRICING STRATEGY IN SELECTED MARKETS, MONTHLY AUTOMATIC RENEWAL RATES FOR SAVINGS CERTIFICATES IN THOSE MARKETS INCREASED BY 24 PERCENT, AND AVERAGE TERM LENGTH OF NEW AND RENEWED SAVINGS CERTIFICATES INCREASED BY 21 PERCENT.


U.S. Bancorp                                                                  11

                                   PAYMENT SYSTEMS

                                     PERSPECTIVES



Pie chart illustrating that Payment Systems accounts for 13 percent of U.S. Bancorp operating earnings.

                               PERCENT OF U.S. BANCORP
                                  OPERATING EARNINGS


BUSINESS DESCRIPTION

Payment Systems provides electronic transaction services for both corporate and retail customers, creating value through information, access and cost-effective services.

CORPORATE PAYMENT SYSTEMS offers programs that help business and government reduce expenses by processing purchases efficiently and cost-effectively. Employees of Fortune 1000 companies use the U.S. Bank Visa-Registered Trademark-Corporate Card, a non-revolving charge card that enables companies to monitor and control travel and entertainment expenses. Employees of large businesses use the U.S. Bank Visa Purchasing Card to place orders directly with vendors--eliminating requisitions, purchase orders, and check requests. Our specialized purchasing card for government agencies is called I.M.P.A.C.-Registered Trademark- Other programs include cards for payment of costs associated with employee relocation, fleet services, and small business travel and entertainment.

(CONTINUED NEXT PAGE)


TECHNOLOGY ENHANCES CORPORATE PAYMENT SYSTEMS

Business clients continue to re-engineer their expense reporting processes, demanding increased automation to improve efficiency and accuracy. In 1997 we created an Interactive Commerce Group to address electronic commerce opportunities and continue our tradition of product innovation as new payment models emerge.

     As an example of our continuing efforts to provide innovative product and service features, in 1997 we introduced FirstView 3.0, a Windows 95-SM- and NT-SM-version of our popular desktop reporting system. Our U.S. Bank Visa-Registered Trademark- Corporate and Purchasing Card clients use FirstView 3.0 in a client/server environment or as a standalone system. The enhanced software enables our clients' card program administrators to mine Corporate and Purchasing Card transaction data to make quick and well-informed decisions regarding expense and vendor management, generate valuable tax and spending analysis reports, expedite general ledger postings, and electronically distribute cardholder statements and other data. Among the new features is improved capability to distribute data and cardholder statements via electronic mail on a variety of systems. At year-end, we had executed more than 900 license agreements for use of the updated FirstView.

     Corporate and Purchasing Cards were among the First products we leveraged across our newly acquired client base in six western states. Under a special agreement, we began marketing Corporate and Purchasing Cards in that region even before the U.S. Bancorp acquisition closed. Sales volume for our Corporate and Purchasing Cards increased more than 40 percent in 1997.

RESULTS

LOCKHEED MARTIN EXPANDS CORPORATE CARD PARTNERSHIP

LOCKHEED MARTIN CORPORATION IS ONE OF THE WORLD'S LEADING DIVERSIFIED TECHNOLOGY COMPANIES PROVIDING SPACE AND MISSILE SYSTEMS, ELECTRONICS, MILITARY AIRCRAFT INFORMATION SYSTEMS, SYSTEMS INTEGRATION AND A BROAD RANGE OF SERVICES TO U.S. AND INTERNATIONAL GOVERNMENTS AND COMMERCIAL CUSTOMERS. THE BETHESDA, MARYLAND-BASED COMPANY USES THE VISA-Registered Trademark- CORPORATE CARD TO EFFICIENTLY PROCESS TRAVEL AND ENTERTAINMENT (T&E) EXPENSES FOR ITS EMPLOYEES WORLDWIDE. AFTER A SERIES OF MAJOR MERGERS, THE COMPANY INHERITED MULTIPLE CORPORATE CARD RELATIONSHIPS. CONSOLIDATING THESE RELATIONSHIPS WOULD SAVE THE COMPANY APPROXIMATELY $10 MILLION IN ADMINISTRATIVE COSTS OVER THE LIFE OF THE CONTRACT.

IN 1997, AFTER A COMPETITIVE BIDDING PROCESS, LOCKHEED MARTIN SELECTED U.S. BANK AS ITS EXCLUSIVE PROVIDER OF CORPORATE CARDS--ONE OF THE WORLD'S LARGEST CORPORATE T&E CARD CONTRACTS. U.S. BANK HAD BEEN PROVIDING A CORPORATE CARD PROGRAM THAT SERVED THE NEEDS OF MORE THAN 25,000 EMPLOYEES. NOW U.S. BANK WILL HELP LOCKHEED MARTIN EXPAND THIS PROGRAM THROUGHOUT ITS ENTIRE ORGANIZATION. THE PROGRAM IS EXPECTED TO INCREASE BY TENS OF THOUSANDS OF ADDITIONAL VISA CORPORATE CARDS WITH ANTICIPATED SPENDING OF SEVERAL BILLION DOLLARS OVER THE LENGTH OF THE CONTRACT.

WHY DID LOCKHEED MARTIN CHOOSE U.S. BANK? BECAUSE OF OUR EXPERIENCE, TECHNOLOGY, AND PROVEN CAPABILITIES TO CARRY OUT AN INITIATIVE OF THIS MAGNITUDE
FOR A COMPANY AS DIVERSE AS LOCKHEED MARTIN.


12                                                                  U.S. Bancorp

COBRANDING: A CUSTOMER FOCUSED STRATEGY

Many credit card issuers depend on mail and other direct marketing strategies to pursue the mass market. At U.S. Bank, we focus on developing strategic cobranding partnerships to build a client base around existing loyalty programs. We seek partners that appeal to the same type of customer base as our banking business.

     The 1997 launch of the King Soopers Visa Card for Colorado residents illustrates our successful cobranding strategy. King Soopers is the number-one supermarket chain in Colorado with a 37 percent market share, and our partnership has tremendous potential to gain new credit card customers and also bring new customers to our Colorado banking offices. For every dollar customers spend at King Soopers and elsewhere, they earn points toward a wide variety of grocery, travel, and other rewards.

"AT U.S. BANK, WE FOCUS ON DEVELOPING STRATEGIC COBRANDING PARTNERSHIPS TO BUILD A CLIENT BASE AROUND EXISTING LOYALTY PROGRAMS."

     In addition to in-store promotions, direct-mail solicitations were sent to select Colorado bank customers who were preapproved for the card using our Relationship Management System. An impressive 10 percent of customers who received a mailing and a follow-up call from a personal banker applied for the new card. Approximately 35,000 King Soopers Visa cards were issued in eight months. The King Soopers Visa further strengthens U.S. Bank's relationship with this supermarket leader.

     Other new and existing cobranded programs also had a successful 1997. We extended our partnership with Northwest Airlines to offer WorldPerks-Registered Trademark- Visa consumer and small business credit cards. Our new corporate travel program in partnership with the airline features a Visa corporate charge card program and air travel management system that will help business travelers and travel managers better track expenses. We also introduced the Conoco Visa Card, a rewards-based, no-annual fee credit card that offers consumers rebates on purchases at more than 5,200 Conoco gas and convenience stores nationwide.

CUSTOMER RETENTION A PRIORITY

Consumers increasingly are inundated with credit card offers featuring attractive rates, fees, and other services. To combat this threat to existing cardholders, in 1997 U.S. Bank launched a Customer Retention Unit, an investment made with the understanding that retaining existing accounts costs less than acquiring new ones.


                                                                       CONTINUED

BUSINESS DESCRIPTION
(CONTINUED)

CONSUMER PAYMENT SYSTEMS focuses on being the dominant card issuer in our 17-state banking region and building valuable cobranding relationships. This strategy leverages the distribution power of our branch system and cobranded partners, and is less dependent on direct mail compared to many competitors. U.S. Bank also offers card-accessible secured lines of credit and a prepaid international travel card.

MERCHANT PAYMENT SERVICES provides an in-house, single-source solution for electronic transaction processing. Our merchant clients can electronically authorize and capture transactions from bankcards, other credit cards, and debit cards, as well as authorize checks at the point of sale.


U.S. Bancorp                                                                  13

     1997
     HIGHLIGHTS

-    INCREASED NONINTEREST INCOME 19.9 PERCENT.

     CORPORATE PAYMENT SYSTEMS

     CONTINUED TO BE THE LARGEST ISSUER OF PURCHASING CARDS AND VISA-REGISTERED TRADEMARK- CORPORATE CARDS IN TERMS OF NUMBER OF CARDS ISSUED AND SALES VOLUME, AND THE LEADING ISSUER OF PURCHASING CARDS TO THE FEDERAL GOVERNMENT.

- INCREASED CORPORATE AND PURCHASING CARD RELATIONSHIPS TO 156 OF THE FORTUNE 500 AND 252 OF THE FORTUNE 1000.

- APPROVED AS PROVIDER OF PURCHASING CARD, TRAVEL AND ENTERTAINMENT, AND FLEET CARD SERVICES BY THE U.S. GENERAL SERVICES ADMINISTRATION.

     CONSUMER PAYMENT SYSTEMS

-    CONTINUED TO BE AMONG THE NATION'S LARGEST ISSUERS OF VISA CREDIT CARDS.

-    RANKED FIRST WITHIN THE VISA NETWORK IN SALES VOLUME FOR SMALL BUSINESS
     CARDS.

-    INCREASED SALES VOLUME ON OUR CO-BRANDED CREDIT CARDS BY MORE THAN 20
     PERCENT.

     MERCHANT PAYMENT SERVICES

- REMAINED AMONG THE TOP 10 PROCESSORS OF VISA AND MASTERCARD-REGISTERED TRADEMARK- TRANSACTIONS, SERVING MORE THAN 75,000 MERCHANT LOCATIONS WITH MORE THAN $20 BILLION IN CHARGE VOLUME.

-    INCREASED DIRECT SALES REPRESENTATIVES BY APPROXIMATELY 25 PERCENT.

CONTINUED--PAYMENT SYSTEMS

     At our U.S. Bancorp Service Center in Fargo, North Dakota, dedicated retention representatives began fielding inbound calls from cardholders wanting to terminate their accounts. They also began making outbound calls to cardholders who write to close their accounts. Using Relationship Management System data, the representatives are authorized to provide customized incentives in order to retain the cardholders. The unit retained more than 50 percent of the accounts targeted during 1997.

MERCHANT SERVICES: INVESTING IN TECHNOLOGY

In merchant processing, the competitive advantage goes to providers with efficient technology to handle large volume and personal service to meet client needs. At U.S. Bank, we are enhancing in-house capacity by investing in new systems and expanding our sales and service personnel.

     Expanded capacity will help us leverage our banking and credit card relationships. Improved technology will feature automated tools, on-line access to detailed account information, and integration with other banking products, thereby leveraging cross-selling opportunities.

"BUSINESSES TELL US THEY PREFER THE ENHANCED INFORMATION, TIMELINESS OF DEPOSITS, AND IMPROVED QUALITY AFFORDED BY A SINGLE, INTEGRATED OFFERING FROM THEIR BANK."

     While laying a foundation for expanded volume, we are focusing on small and middle-market businesses in our expanded 17-state banking region. By concentrating on our growing base of banking and credit card clients, we can build stronger relationships with them. We believe our growth potential is greater by building long-term, deep banking and service relationships, rather than by acquiring other merchant processing portfolios.

     Our strategy of delivering an integrated product and service offering drove our decision to end a joint merchant processing venture entered into by the former U.S. Bank. Businesses tell us they prefer the enhanced information, timeliness of deposits, and improved quality afforded by a single, integrated offering from their bank.


14                                                                  U.S. Bancorp

                  CORPORATE TRUST & INSTITUTIONAL FINANCIAL SERVICES

                                     PERSPECTIVES

Pie chart illustrating that Corporate Trust & Institutional Financial Services accounts for 8 percent of U.S. Bancorp operating earnings.

                               PERCENT OF U.S. BANCORP
                                  OPERATING EARNINGS


BUSINESS DESCRIPTION

CORPORATE TRUST SERVICES is one of the largest service providers in its industry. We provide trustee services for municipal, corporate, asset-backed and international bonds, as well as paying agent, escrow agent, and document custodial services.

INSTITUTIONAL FINANCIAL SERVICES focuses on investment and employee benefit clients and products. The business is organized into two groups: First American Asset Management (FAAM) and Investment Services. FAAM provides centralized investment management, delivery, 401(k) administration, securities lending and business support services for all U.S. Bancorp individual and institutional investment products. These products include First American Funds (a mutual fund family advised by FAAM), proprietary 401(k) products, and trustee and administrative services for employee benefit programs. Investment Services includes foreign exchange and U.S. Bancorp Investments, a full-service broker/ dealer and registered investment advisor providing a wide array of investment products to individual investors, and underwriting, distribution and portfolio services to institutional clients.

CORPORATE TRUST: ACQUISITION AND DEVELOPMENT

Corporate trust customers value expert service, leading-edge technology, and quality delivery. As one of the nation's largest providers in this industry, U.S. Bank Corporate Trust Services is well-positioned to meet these customer needs. We have the size and strength to invest in critical infrastructure, and we leverage our capabilities over an increasingly large customer base.

     Our growth has resulted from acquisitions and development of existing business. In January 1997 we gained the leading market position in Michigan by closing on our acquisition of the bond indenture and paying agent business of Detroit-based Comerica, Inc. We maintained Comerica's offices in Detroit and Lansing, reflecting our strategy of serving customers through local offices.

     Our network of 15 offices spanning the United States from Los Angeles to New York is supported by centralized systems and operations and gives us a competitive edge in retaining and expanding our client base. Our offices throughout the west, including Los Angeles, Portland, San Francisco and Seattle, have new opportunities to leverage our expanded banking presence in that region.

     U.S. Bank Corporate Trust Services is committed to making technological and other investments that will enable integration of future acquisitions and growth of existing business. In 1997 we completed enhancements to our bondholder accounting and integrated customer response systems, which improve customer service, and contribute to our efficiency and productivity. Key initiatives under way

                                                                      CONTINUED

RESULTS

LEVERAGING OUR BANK REFERRALS

IN JUNE 1996 CHEVY CHASE BANK OF BETHESDA, MARYLAND, SET OUT TO INCREASE LIQUIDITY AND RESTRUCTURE ITS BALANCE SHEET. TO ACHIEVE THIS GOAL, CHEVY CHASE BANK CHOSE TO ISSUE ASSET-BACKED SECURITIES, SECURITIZED BY AUTO RECEIVABLES. IT SELECTED U.S. BANK TO ADMINISTER THE TRUST FUNCTIONS FOR THIS COMPLEX FINANCING TECHNIQUE. BY YEAR-END 1997, U.S. BANK HAD BEEN APPOINTED TRUSTEE, PAYING AGENT, REGISTRAR AND CUSTODIAN FOR NINE CHEVY CHASE ASSET-BACKED TRANSACTIONS.

MEANWHILE, IN EARLY 1997 B. F. SAUL REAL ESTATE INVESTMENT TRUST, AN AFFILIATE OF CHEVY CHASE BANK, FACED AN IMPORTANT DECISION. ITS LONGSTANDING TRUSTEE WAS EXITING THE CORPORATE TRUST BUSINESS, AND A NEW TRUSTEE WAS NEEDED TO HANDLE B.
F. SAUL'S UNIQUE, CONTINUOUSLY OFFERED NOTE PROGRAM. BASED ON THE SUCCESS OF THE CHEVY CHASE AND U.S. BANK RELATIONSHIP, B.F. SAUL APPOINTED THE NEW YORK OFFICE OF U.S. BANK CORPORATE TRUST SERVICES TO STEP IN AS THE SUCCESSOR TRUSTEE. OF SPECIAL INTEREST TO B.F. SAUL: OUR STATE-OF-THE-ART, ON-LINE NOTE ISSUANCE SYSTEM. WORKING WITH U.S. BANK CORPORATE TRUST SERVICES, B. F. SAUL HAS BEEN ABLE TO STREAMLINE PROCESSING AND AUTOMATE PROCEDURES.

THE COMBINATION OF ADVANCED TECHNOLOGY AND FOCUS ON CUSTOMER NEEDS TURNED A CHALLENGE INTO AN OPPORTUNITY AND RESULTED IN A PARTNERSHIP BETWEEN AN IMPORTANT CLIENT OF U.S. BANK AND U.S. BANK CORPORATE TRUST SERVICES.



U.S. Bancorp                                                                  15

            CONTINUED--CORPORATE TRUST & INSTITUTIONAL FINANCIAL SERVICES

include expansion of our capacity for document custody services and a redesigned fee billing system.


     1997
     HIGHLIGHTS

     CORPORATE TRUST SERVICES

-    GREW PRINCIPAL OUTSTANDING MORE THAN 10 PERCENT TO NEARLY $595 BILLION.

-    INCREASED BOND ISSUES TO 36,000.

-    SERVED MORE THAN 975,000 BONDHOLDERS.

- RANKED AS THE LARGEST MUNICIPAL CORPORATE TRUST PROVIDER IN 1997 WITH $14.8 BILLION PRINCIPAL AMOUNT IN 587 NEW BOND ISSUES.

-    RANKED AS THE THIRD-LARGEST TRUSTEE IN THE PUBLIC ASSET-BACKED ARENA.

- COMPLETED ACQUISITION OF BOND INDENTURE AND PAYING AGENT BUSINESS OF COMERICA, INC.

     (Continued Next Page)

ASSET MANAGEMENT: STRONG PERFORMANCE

Institutional Financial Services offers investors a broad range of products and services with historically strong performance. By meeting the needs of a wide range of investors, we are achieving our objective of gathering assets and, in turn, growing noninterest income. In 1997 assets under management increased 25 percent to more than $62 billion.

     First American Funds, the mutual fund family advised by First American Asset Management, grew to $21 billion in assets under management in 1997, a 64 percent increase. This growth includes Qualivest Funds, a $2.5 billion portfolio acquired in the U.S. Bancorp acquisition and merged into First American Funds in November 1997. The First American family includes 32 offerings available to both individual and institutional investors. We're a multi-style manager with numerous options, including unique sector funds specializing in industries such as health care, real estate investment trusts, and technology.

     First American Strategy Funds, "funds of funds" that invest primarily in shares of other First American funds, reached more than $365 million in assets under management. Introduced in October 1996, these no-load funds provide a one-stop option for investors seeking portfolios with asset allocation for income, growth and income, growth, or aggressive growth.

TRUSTED RELATIONSHIP YIELDS MORE
401(k) BUSINESS

C.H. ROBINSON, A MINNEAPOLIS-BASED TRANSPORTATION LOGISTICS COMPANY WITH MORE THAN 100 OFFICES IN 10 COUNTRIES, PROVIDED ITS EMPLOYEES A STAND-ALONE PROFIT-SHARING PLAN AND LATER ADDED A 401(k) RETIREMENT PLAN. HOWEVER, DIFFERENT PEOPLE AND COMPANIES MANAGED THE TWO PLANS, AND THE COMPANY DECIDED TO EVALUATE OUTSOURCING OPTIONS FOR ITS ENTIRE RETIREMENT PROGRAM.

THE ADVANTAGES OF A SINGLE-SOURCE PROGRAM WERE CLEAR. IT WOULD OFFER BETTER COORDINATION AND DEMAND LESS INTERNAL MANAGEMENT TIME. ENHANCED PLAN FEATURES WOULD INCREASE ENROLLMENT OPTIONS, EMPLOYEE EDUCATION, AND DISTRIBUTION CHOICES, AS WELL AS ENABLE EMPLOYEES TO CHANGE THEIR INVESTMENTS, OBTAIN PLAN LOANS, AND EASILY ACCESS THEIR ACCOUNT INFORMATION.

C.H. ROBINSON REVIEWED PROPOSALS FROM SEVERAL COMPANIES INCLUDING U.S. BANCORP, WHOSE AFFILIATES WERE AMONG THE PROVIDERS OF TRUST AND INVESTMENT MANAGEMENT SERVICES FOR THE COMPANY'S EXISTING RETIREMENT PROGRAMS. THE CRITERIA:
INVESTMENT PERFORMANCE, DIVERSITY IN INVESTMENT OFFERINGS, FREQUENCY OF PLAN VALUATIONS, USE OF TECHNOLOGY, EASE OF ACCESS TO TIMELY PARTICIPANT INFORMATION, AND SERVICE. WE EARNED THE BUSINESS ON THE STRENGTH OF OUR FIRST SELECT 401(k) PRODUCT.

C.H. ROBINSON'S DEEP, DECADE-LONG RELATIONSHIP WITH U.S. BANCORP WAS A KEY FACTOR IN ITS DECISION. BASED ON THIS EXPERIENCE, C.H. ROBINSON FELT CONFIDENT THAT U.S. BANCORP WOULD PROVIDE INNOVATIVE SOLUTIONS AND THE NECESSARY COMMITMENT TO MEET ITS RETIREMENT PROGRAM NEEDS.


16                                                                  U.S. Bancorp

     Once again strong, long-term performance is contributing to our growth in assets under management. In February 1997 Barron's ranked First American Funds the 11th-best mutual fund family, and in December Mutual Funds magazine rated First American Funds as a five-star fund family.

"BY MEETING THE NEEDS OF A WIDE RANGE OF INVESTORS, WE ARE ACHIEVING OUR OBJECTIVE OF GATHERING ASSETS AND, IN TURN, GROWING NONINTEREST INCOME."

     The success of our 401(k) products also is due largely to the track record of the underlying investments, First American Funds. First Select, our 401(k) program introduced in 1996, is proving to be a successful vehicle for converting assets from larger traditional plans. First Select offers call center capabilities for participants, employee education, and the opportunity to invest in First American and other mutual funds including AIM, Fidelity and Janus.

     Referrals from U.S. Bank retail, private, and business bankers have fueled sales growth for investment products. We have just begun to tap the potential of our expanded 17-state territory through outbound calls, direct mail and other efforts. In addition, in 1997 we expanded our sales channels by making First American Funds available through Charles Schwab's Institutional OneSource program, Fidelity Investments' Institutional FundsNetwork, and Jack White & Co.'s Institutional NoFee Network.

     U.S. Bancorp's pending acquisition of Piper Jaffray Companies Inc., a Minneapolis securities firm, will add more than $12 billion to our assets under management. The Piper Jaffray acquisition also will contribute 89 brokerage offices and 1,235 investment executives who will distribute our products and services. It also will accelerate our efforts to meet a wider range of our customers' investment banking needs, including underwriting commercial paper, asset-backed securities, and a broader range of municipal bonds.

1997 HIGHLIGHTS
(CONTINUED)

     INSTITUTIONAL FINANCIAL
     SERVICES

     FIRST AMERICAN ASSET MANAGEMENT

- INCREASED ASSETS UNDER MANAGEMENT 25 PERCENT TO MORE THAN $62 BILLION, INCLUDING $21 BILLION IN FIRST AMERICAN FUNDS.

- INCREASED SALES OF FIRST AMERICAN FUNDS TO 52 PERCENT FROM 32 PERCENT OF ALL MUTUAL FUND SALES BY OUR RETAIL BROKERS.

     INVESTMENT SERVICES

-    INCREASED BROKERAGE INVESTMENT SALES REVENUE BY 50 PERCENT.

- SUCCESSFULLY COMPLETED THE FIRST PHASE OF A CONVERSION TO A NEW BACK-OFFICE SYSTEM FOR SECURITIES PROCESSING, ALLOWING GREATER EFFICIENCIES, ENHANCED POINT-OF-SALE INFORMATION, AND BETTER OVERALL CUSTOMER SERVICE.

- RECEIVED SECTION 20 REGULATORY APPROVAL TO UNDERWRITE COMMERCIAL PAPER, ASSET-BACKED SECURITIES, AND A BROADER RANGE OF MUNICIPAL BONDS.



U.S. Bancorp                                                                  17

                         MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW

U.S. Bancorp, formerly known as First Bank System, Inc. (the "Company"), is the organization created by the acquisition by First Bank System, Inc. ("FBS") of U.
S. Bancorp ("USBC") of Portland, Oregon. The merger was completed on August 1, 1997 as a pooling-of-interests, and prior period financial statements have been restated to reflect the merger.

SUMMARY OF 1997 RESULTS The Company had record operating earnings (net income excluding nonrecurring items) of $1.26 billion in 1997, up 10 percent from 1996 operating earnings of $1.14 billion. On a diluted share basis, operating earnings were $5.03 in 1997, compared with $4.42 in 1996. Return on average assets and return on average common equity, excluding nonrecurring items, were
1.83 percent and 22.0 percent, compared with returns of 1.69 percent and 19.8 percent in 1996. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 48.9 percent in 1997 from
52.2 percent in 1996.

      The strong 1997 results reflect growth in fee income and lower noninterest expense. Noninterest income (before nonrecurring items) increased $171 million (12 percent), compared with 1996. The increase was the result of growth in all categories of fee income. Excluding the reduction in fees related to the 1997 corporate card securitization, noninterest income (before nonrecurring items) increased by $187 million (13 percent), compared with 1996. Noninterest expense (before nonrecurring items) decreased $31 million from 1996 reflecting benefits of the merger.

      Net income was $838.5 million in 1997, or $3.34 per diluted share, compared with $1.22 billion, or $4.72 per diluted share, in 1996. Return on average assets and return on average common equity were 1.22 percent and 14.6 percent, compared with returns of 1.81 percent and 21.1 percent in 1996. Net income in 1997 reflects nonrecurring items, primarily merger-related, of $416.7 million ($593.6 million on a pre-tax basis). These 1997 nonrecurring items include a $95.0 million merger-related provision for credit losses. Additional merger-related charges of approximately $125.0 million are expected to be incurred over the next three quarters. Net nonrecurring gains increased 1996 net income by $76.6 million ($145.1 million on a pre-tax basis). See pages 23 through 25 for further discussion on nonrecurring items.

ACQUISITION AND DIVESTITURE ACTIVITY On December 15, 1997, the Company announced the acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm, in a cash transaction for $730 million or $37.25 per Piper Jaffray common share. The acquisition will allow the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary which will be known as U.S. Bancorp Piper Jaffray Inc. The acquisition, which will be accounted for as a purchase, is subject to approval by Piper Jaffray shareholders and regulators and is expected to close in the second quarter of 1998.

      During 1997, the Company completed three purchase acquisitions of banks in its operating region: $360 million Zappco, Inc., a bank holding company headquartered in St. Cloud, Minnesota, in December; $214 million Business and Professional Bank of Sacramento, California in April; and, $70 million Sun Capital Bancorp of St. George, Utah in January. The Company also acquired the bond indenture and paying agency business of Comerica Incorporated and securitized and sold $420 million of corporate charge card receivables during 1997.

      During 1996, the Company completed two purchase acquisitions of banks in its operating region: $1.6 billion California Bancshares, Inc., a holding company for a multi-bank commercial banking operation serving the East San Francisco Bay Area and the Central Valley of Northern California, in June; and, $3.7 billion FirsTier Financial, Inc. of Omaha, Nebraska in February. As part of the regulatory approval process for the 1995 West One Bancorp acquisition, the Company divested 31 branches during 1996, and recognized a pre-tax gain of $28.8 million. Also during 1996, the Company recognized a $45.8 million net gain on the sale of FBS' residential mortgage servicing and loan production business.

      Refer to Note C for additional information regarding acquisitions and divestitures.


18                                                                  U.S. Bancorp

TABLE 1  SELECTED FINANCIAL DATA


(Dollars in Millions, Except Per Share Data)                      1997           1996            1995          1994           1993
----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis) . . . . . . .  $3,106.0      $ 3,034.7       $2,886.6       $2,809.6       $2,658.2
Provision for credit losses. . . . . . . . . . . . . . . . .     460.3          271.2          239.1          243.7          239.3
                                                              --------------------------------------------------------------------
  Net interest income after provision for credit losses. . .   2,645.7        2,763.5        2,647.5        2,565.9        2,418.9
Securities gains (losses). . . . . . . . . . . . . . . . . .       3.6           20.8            3.0         (124.2)            .8
Other nonrecurring gains . . . . . . . . . . . . . . . . . .       9.4          330.6           44.8           52.6           65.1
Other noninterest income . . . . . . . . . . . . . . . . . .   1,602.2        1,431.7        1,265.5        1,186.5        1,177.9
Restructuring and merger-related charges . . . . . . . . . .     511.6           88.1           98.9          225.3           72.2
Other nonrecurring charges . . . . . . . . . . . . . . . . .       --           118.2           38.2           27.2             --
Other noninterest expense. . . . . . . . . . . . . . . . . .   2,300.7        2,331.8        2,338.8        2,479.6        2,442.7
                                                              --------------------------------------------------------------------
  Income from continuing operations before income taxes. . .   1,448.6        2,008.5        1,484.9          948.7        1,147.8
Taxable-equivalent adjustment. . . . . . . . . . . . . . . .      57.9           64.1           63.9           69.0           71.1
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .     552.2          725.7          523.9          311.5          374.9
                                                              --------------------------------------------------------------------
  Income from continuing operations. . . . . . . . . . . . .     838.5        1,218.7          897.1          568.2          701.8
Income (loss) from discontinued operations . . . . . . . . .        --             --             --           (8.5)           2.5
                                                              --------------------------------------------------------------------
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $  838.5      $ 1,218.7       $  897.1       $  559.7       $  704.3
                                                              --------------------------------------------------------------------
                                                              --------------------------------------------------------------------
FINANCIAL RATIOS
Return on average assets....................................      1.22%          1.81%          1.42%           .89%          1.17%
Return on average common equity. . . . . . . . . . . . . . .      14.6           21.1           17.2           10.9           14.7
Efficiency ratio . . . . . . . . . . . . . . . . . . . . . .      59.6           52.9           59.0           67.5           64.5
Net interest margin. . . . . . . . . . . . . . . . . . . . .      5.04           5.04           5.10           4.99           4.95

SELECTED FINANCIAL RATIOS BEFORE
  RESTRUCTURING AND MERGER-RELATED CHARGES
  AND OTHER NONRECURRING ITEMS
Return on average assets . . . . . . . . . . . . . . . . . .      1.83           1.69           1.51           1.23           1.18
Return on average common equity. . . . . . . . . . . . . . .      22.0           19.8           18.3           15.3           14.9
Efficiency ratio . . . . . . . . . . . . . . . . . . . . . .      48.9           52.2           56.3           62.1           63.7

PER COMMON SHARE:
Income from continuing operations. . . . . . . . . . . . . .  $   3.39      $    4.81       $   3.56       $   2.19       $   2.71
  Income (loss) from discontinued operations . . . . . . . .        --             --             --           (.03)           .01
                                                              --------------------------------------------------------------------
                                                              --------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $   3.39      $    4.81       $   3.56       $   2.16       $   2.72
                                                              --------------------------------------------------------------------
Diluted income from continuing operations. . . . . . . . . .  $   3.34      $    4.72       $   3.48       $   2.14       $   2.64
  Income (loss) from discontinued operations . . . . . . . .        --             --             --           (.03)           .01
                                                              --------------------------------------------------------------------
Diluted net income . . . . . . . . . . . . . . . . . . . . .  $   3.34      $    4.72       $   3.48       $   2.11       $   2.65
                                                              --------------------------------------------------------------------
                                                              --------------------------------------------------------------------
Dividends paid*. . . . . . . . . . . . . . . . . . . . . . .  $   1.86      $    1.65       $   1.45       $   1.16       $   1.00

AVERAGE BALANCE SHEET DATA:
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 53,513      $  50,855       $ 47,703       $ 44,584       $ 41,092
Earning assets . . . . . . . . . . . . . . . . . . . . . . .    61,675         60,201         56,556         56,233         53,726
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    68,771         67,402         63,084         62,708         60,187
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .    47,336         47,252         44,726         46,146         46,616
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .     7,527          4,908          4,162          3,796          2,916
Common equity. . . . . . . . . . . . . . . . . . . . . . . .     5,667          5,679          5,090          4,887          4,502
Total shareholders' equity . . . . . . . . . . . . . . . . .     5,798          5,919          5,345          5,180          5,012

YEAR-END BALANCE SHEET DATA:
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 54,708      $  52,355       $ 49,345       $ 46,375       $ 43,870
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    71,295         69,749         65,668         64,737         62,457
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .    49,027         49,356         45,779         46,115         47,834
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .    10,247          5,369          4,583          4,225          3,231
Common equity. . . . . . . . . . . . . . . . . . . . . . . .     5,890          5,613          5,089          4,837          4,758
Total shareholders' equity . . . . . . . . . . . . . . . . .     5,890          5,763          5,342          5,105          5,186
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


*DIVIDENDS PER SHARE HAVE NOT BEEN RESTATED FOR THE U.S. BANCORP ("USBC") OR
 METROPOLITAN FINANCIAL CORPORATION ("MFC") MERGERS. USBC PAID COMMON DIVIDENDS OF $139.1 MILLION THROUGH JULY OF 1997 ($.62 PER SHARE), $168.7 MILLION IN 1996 ($1.18 PER SHARE), $133.1 MILLION IN 1995 ($1.06 PER SHARE), $116.0 MILLION IN 1994 ($.94 PER SHARE) AND $100.8 MILLION IN 1993 ($.85 PER SHARE). MFC PAID COMMON DIVIDENDS OF $25.1 MILLION IN 1994 ($.80 PER SHARE) AND $12.1 MILLION IN 1993 ($.39 PER SHARE).


U.S. Bancorp                                                                  19

TABLE 2  LINE OF BUSINESS FINANCIAL PERFORMANCE


                                              Commercial & Business Banking
                                              and Private Financial Services        Retail Banking
                                              -------------------------------------------------------------
                                                                    Percent                       Percent
(Dollars in Millions)                              1997      1996    Change      1997      1996    Change
-----------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
   (taxable-equivalent basis)................  $1,341.4  $1,246.3       7.6% $1,483.4  $1,526.7      (2.8)%
Provision for credit losses. . . . . . . . .       44.0      29.3      50.2     167.6     106.8      56.9
Noninterest income . . . . . . . . . . . . .      362.6     335.0       8.2     470.0     431.1       9.0
Noninterest expense. . . . . . . . . . . . .      614.8     597.7       2.9   1,218.6   1,313.2      (7.2)
Income taxes and
   taxable-equivalent adjustment . . . . . .      402.8     369.4               218.5     208.2
                                               ------------------             -----------------
Income before nonrecurring items . . . . . .   $  642.4  $  584.9       9.8  $  348.7  $  329.6       5.8
                                               ------------------             -----------------
                                               ------------------             -----------------
Net nonrecurring items (after-tax) . . . . .

Net income . . . . . . . . . . . . . . . . .



AVERAGE BALANCE SHEET DATA:
Commercial loans . . . . . . . . . . . . . .    $29,752   $27,130       9.7  $  2,001  $  1,937       3.3
Consumer loans,
   excluding residential mortgage. . . . . .        555       540       2.8    10,898    10,290       5.9
Residential mortgage loans . . . . . . . . .        316       331      (4.5)    4,728     5,403     (12.5)
Assets . . . . . . . . . . . . . . . . . . .     38,035    36,068       5.5    22,508    23,448      (4.0)
Deposits . . . . . . . . . . . . . . . . . .      9,657     8,348      15.7    36,106    37,537      (3.8)
Common equity. . . . . . . . . . . . . . . .      3,064     2,981       2.8     1,720     1,891      (9.0)
                                               ------------------             -----------------

Return on average assets.....................      1.69%     1.62%               1.55%     1.41%
Return on average common equity ("ROCE").....      21.0      19.6                20.3      17.4
Net tangible ROCE**. . . . . . . . . . . . .       26.4      24.4                35.5      27.9
Efficiency ratio . . . . . . . . . . . . . .       36.1      37.8                62.4      67.1
Efficiency ratio on a cash basis** . . . . .       34.7      36.5                59.7      64.8
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


* NOT MEANINGFUL.
**CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED
  AMORTIZATION.
  NOTE:PREFERRED DIVIDENDS AND NONRECURRING ITEMS ARE NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF NONRECURRING ITEMS.


LINE OF BUSINESS FINANCIAL REVIEW

Financial performance is measured by major lines of business, which include:
Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems, and Corporate Trust and Institutional Financial Services. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1997 certain organization and methodology changes were made and 1996 results are presented on a comparable basis.

COMMERCIAL & BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES Commercial & Business Banking and Private Financial Services includes lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies and private banking and personal trust clients. Operating earnings increased 10 percent to $642.4 million in 1997, compared with $584.9 million in 1996. Return on average assets was 1.69 percent in 1997 compared with 1.62 percent in 1996, and net tangible return on average common equity was 26.4 percent in 1997 compared with 24.4 percent in 1996.

   Net interest income increased 8 percent, reflecting growth in average loan balances. Noninterest income


20                                                                  U.S. Bancorp

                                                                                 Corporate Trust and
                                                                               Institutional Financial            Consolidated
                                                  Payment Systems                     Services                      Company
                                             --------------------------------------------------------------------------------------
                                                                 Percent                       Percent                      Percent
(Dollars in Millions)                            1997      1996  Change        1997      1996  Change        1997      1996 Change
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
   (taxable-equivalent basis)................  $216.9    $218.8     (.9)%    $ 64.3    $ 42.9    49.9%   $3,106.0  $3,034.7    2.3%
Provision for credit losses. . . . . . . . .    153.7     135.1    13.8          --        --      --       365.3     271.2   34.7
Noninterest income . . . . . . . . . . . . .    482.2     402.2    19.9       287.4     263.4     9.1     1,602.2   1,431.7   11.9
Noninterest expense. . . . . . . . . . . . .    273.8     242.8    12.8       193.5     178.1     8.6     2,300.7   2,331.8   (1.3)
Income taxes and
   taxable-equivalent adjustment . . . . . .    104.7      94.1                61.0      49.6               787.0     721.3
                                               ----------------              ----------------            ------------------
Income before nonrecurring items . . . . . .   $166.9    $149.0    12.0      $ 97.2    $ 78.6    23.7     1,255.2   1,142.1    9.9
                                               ----------------              ----------------
                                               ----------------              ----------------
Net nonrecurring items (after-tax) . . . . .                                                               (416.7)     76.6      *
                                                                                                         ------------------
Net income . . . . . . . . . . . . . . . . .                                                             $  838.5  $1,218.7  (31.2)
                                                                                                         ------------------
                                                                                                         ------------------

AVERAGE BALANCE SHEET DATA:
Commercial loans . . . . . . . . . . . . . .   $1,005    $1,180   (14.8)     $   --  $     --      --    $ 32,758  $ 30,247   8.3
Consumer loans,
  excluding residential mortgage . . . . . .    4,258     4,044     5.3          --        --      --      15,711    14,874   5.6
Residential mortgage loans . . . . . . . . .       --        --      --          --        --      --       5,044     5,734 (12.0)
Assets . . . . . . . . . . . . . . . . . . .    6,611     6,451     2.5       1,617     1,435    12.7      68,771    67,402   2.0
Deposits . . . . . . . . . . . . . . . . . .       46        43     7.0       1,527     1,324    15.3      47,336    47,252    .2
Common equity. . . . . . . . . . . . . . . .      500       478     4.6         383       329    16.4       5,667     5,679   (.2)
                                               ----------------              ----------------            ------------------

Return on average assets.....................    2.52%     2.31%                  *         *                1.83%     1.69%
Return on average common equity ("ROCE").....    33.4      31.2                25.4%     23.9%               22.0      19.8
Net tangible ROCE**. . . . . . . . . . . . .     54.1      51.0                42.6      42.0                31.8      27.9
Efficiency ratio . . . . . . . . . . . . . .     39.2      39.1                55.0      58.1                48.9      52.2
Efficiency ratio on a cash basis** . . . . .     36.7      36.3                49.2      52.1                46.5      50.0
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

increased $27.6 million (8 percent) in 1997 compared with 1996. Noninterest expense increased slightly over 1996. The efficiency ratio on a cash basis improved to 34.7 percent in 1997, compared with 36.5 percent in 1996.

RETAIL BANKING Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATM's"). Operating earnings were $348.7 million in 1997 compared with $329.6 million in 1996. Return on average assets increased to 1.55 percent from 1.41 percent in 1996. Net tangible return on average common equity increased to 35.5 percent in 1997 from 27.9 percent in the previous year.

     Net interest income declined 3 percent from the prior year, due primarily to the planned runoff of the residential mortgage loan portfolio offset by the growth in home equity loans. Noninterest income increased 9 percent due primarily to increased service charges on deposits and investment products and fees. Noninterest expense decreased, reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to 59.7 percent in 1997 from 64.8 percent a year ago.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services,


U.S. Bancorp                                                                  21
card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 12 percent in 1997 to $166.9 million, compared with $149.0 million in 1996. Return on average assets was 2.52 percent compared with 2.31 percent in 1996, and net tangible return on average common equity was 54.1 percent compared with 51.0 percent in 1996.

     Fee-based noninterest income increased 20 percent in 1997 compared with 1996. Excluding the reduction in fees related to the first quarter 1997 Corporate Card securitization, fee-based noninterest income increased 24 percent. The increase was due to growth in the sales volume of the Corporate Card, the Purchasing Card, and the Northwest Airlines WorldPerks-Registered Trademark- credit card. Net interest income decreased due to a higher proportion of customers who choose to pay off their credit card balance in full each month and lower retail late fees. Noninterest expense increased due to increased technology spending and costs related to increased sales volume.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Operating earnings increased 24 percent to $97.2 million, compared with $78.6 million in the prior year. The net tangible return on average common equity was
42.6 percent in 1997, compared with 42.0 percent in 1996.

      Net interest income increased 50 percent over 1996, reflecting the acquisitions of the corporate trust businesses of BankAmerica and Comerica Incorporated. Noninterest income increased 9 percent from 1996 due primarily to increases in mutual fund advisory fees and corporate trust fees. The efficiency ratio on a cash basis improved to 49.2 percent from 52.1 percent in 1996, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $3.11 billion in 1997 compared with $3.03 billion in 1996 and $2.89 billion in 1995. The 1997 increase was primarily attributable to growth in earning assets, driven by core commercial and consumer loan production, partially offset by reductions in investment securities and residential mortgages. The Company expects its balances of securities and residential mortgage loans to continue to decline, as these assets generally have insufficient returns. Average loans were up $2.7 billion (5 percent) from 1996. See Table 7 for detail of the Company's loan portfolio distribution. Excluding residential mortgage loan balances and the effect of the $420 million first quarter corporate card securitization, 1997 average loans were


TABLE 3  ANALYSIS OF NET INTEREST INCOME



(Dollars in Millions)                                                       1997           1996           1995
--------------------------------------------------------------------------------------------------------------
Net interest income (taxable-equivalent basis) . . . . . . . . . . . .  $3,106.0       $3,034.7       $2,886.6
                                                                        --------------------------------------
                                                                        --------------------------------------
Average balances of earning assets supported by:
   Interest-bearing liabilities. . . . . . . . . . . . . . . . . . . .  $ 48,097       $ 47,413       $ 45,211
   Noninterest-bearing liabilities . . . . . . . . . . . . . . . . . .    13,578         12,788         11,345
                                                                        --------------------------------------
      Total earning assets . . . . . . . . . . . . . . . . . . . . . .  $ 61,675       $ 60,201       $ 56,556
                                                                        --------------------------------------
                                                                        --------------------------------------
Average yields and weighted average rates (taxable-equivalent basis):
   Earning assets yield. . . . . . . . . . . . . . . . . . . . . . . .      8.68%          8.60%          8.81%
   Rate paid on interest-bearing liabilities . . . . . . . . . . . . .      4.67           4.52           4.64
                                                                        --------------------------------------
Gross interest margin. . . . . . . . . . . . . . . . . . . . . . . . .      4.01%          4.08%          4.17%
                                                                        --------------------------------------
                                                                        --------------------------------------
Net interest margin. . . . . . . . . . . . . . . . . . . . . . . . . .      5.04%          5.04%          5.10%
                                                                        --------------------------------------
                                                                        --------------------------------------
Net interest margin without taxable-equivalent increments. . . . . . .      4.94%          4.93%          4.99%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------



22                                                                  U.S. Bancorp

TABLE 4  CHANGES IN RATE AND VOLUME



                                                       1997 Compared with 1996                      1996 Compared with 1995
                                                 ---------------------------------------------------------------------------------
(Dollars in Millions)                            Volume     Yield/Rate          Total         Volume     Yield/Rate          Total
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in:
   Interest income:
      Loans. . . . . . . . . . . . . . .         $238.8         $  5.8         $244.6         $285.3        $(127.1)        $158.2
      Taxable securities . . . . . . . .          (56.5)         (18.0)         (74.5)         (12.4)          11.2           (1.2)
      Nontaxable securities. . . . . . .           (1.9)          20.3           18.4           16.1            2.7           18.8
      Federal funds sold and
         resale agreements . . . . . . .          (16.1)           1.2          (14.9)          18.4           (2.7)          15.7
      Other. . . . . . . . . . . . . . .            (.8)            .2            (.6)           4.7           (2.4)           2.3
                                                 ---------------------------------------------------------------------------------
         Total . . . . . . . . . . . . .          163.5            9.5          173.0          312.1         (118.3)         193.8
   Interest expense:
      Savings deposits and time
         deposits less than $100,000 . .          (31.8)          12.5          (19.3)          26.5          (20.8)           5.7
      Time deposits over $100,000. . . .           10.9            3.8           14.7           31.4          (12.5)          18.9
      Short-term borrowings. . . . . . .         (105.7)          10.4          (95.3)          12.5          (24.6)         (12.1)
      Long-term debt . . . . . . . . . .          159.8           (4.6)         155.2           46.9          (16.5)          30.4
      Mandatorily redeemable
         preferred securities. . . . . .           46.4           --             46.4            2.8             --            2.8
                                                 ---------------------------------------------------------------------------------
         Total . . . . . . . . . . . . .           79.6           22.1          101.7          120.1          (74.4)          45.7
                                                 ---------------------------------------------------------------------------------
      Increase (decrease) in net
         interest income . . . . . . . .         $ 83.9         $(12.6)        $ 71.3         $192.0        $ (43.9)        $148.1
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


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


higher by approximately $3.7 billion (8 percent) than 1996, reflecting growth in the commercial, home equity and second mortgages, and credit card portfolios. Other consumer loans were lower on average than 1996, primarily due to reductions in installment loans in the northwest region. Average securities were $850 million lower in 1997 compared with 1996, reflecting both maturities and sales of securities, partially offset by purchases of mortgage-backed and other securities added as a result of bank acquisitions.

     The increase in net interest income from 1995 to 1996 was attributable to a $3.2 billion increase in average loans, reflecting growth in core commercial and consumer loans, as well as acquisitions.

     The net interest margin, on a taxable-equivalent basis, was 5.04 percent in 1997 and 1996, and 5.10 percent in 1995.

PROVISION FOR CREDIT LOSSES The provision for credit losses, before the $95.0 million merger-related provision, was $365.3 million in 1997, up $94.1 million from $271.2 million in 1996 and up $126.2 million from $239.1 million in 1995. Net charge-offs, before merger-related net charge-offs of $62.3 million, totaled $387.4 million in 1997, up from $261.5 million in 1996 and $195.1 million in 1995. The higher provision results from increased loan volumes discussed above and higher commercial net charge-offs. The $95.0 million merger-related provision and $62.3 million of charge-offs were taken as a result of an alignment of the classification and charge-off practices of former USBC with those of the Company. Refer to "Corporate Risk Profile" for further information on credit quality.

NONINTEREST INCOME Noninterest income was $1.62 billion in 1997, compared with $1.78 billion in 1996, and $1.31 billion in 1995. A number of nonrecurring gains affected noninterest income each year as summarized in Table 5. Nonrecurring gains in 1997 included a $9.4 million gain on the sale of USBC's $45 million affinity credit card portfolio and $3.6 million in net securities gains. Nonrecurring gains for 1996 included: $190.0 million, net of expenses, received for the termination of the First Interstate Bancorp merger agreement (see Note
C); a $65.0 million state tax


U.S. Bancorp                                                                  23

TABLE 5   NONINTEREST INCOME


(Dollars in Millions). . . . . . . . . . . . . .       1997      1996      1995
-------------------------------------------------------------------------------
S>
Credit card fee revenue. . . . . . . . . . . . .   $  418.8  $  351.5  $  303.9
Service charges on deposit accounts. . . . . . .      396.2     377.2     345.0
Trust and investment management fees . . . . . .      348.0     302.3     241.1
Investment products fees and commissions . . . .       65.7      59.7      49.8
Trading account profits and commissions. . . . .       30.9      29.0      28.5
Other. . . . . . . . . . . . . . . . . . . . . .      342.6     312.0     297.2
                                                   ----------------------------
   Subtotal. . . . . . . . . . . . . . . . . . .    1,602.2   1,431.7   1,265.5

Gain on sale of mortgage banking operations,
   branches and other assets . . . . . . . . . .        9.4      71.4      39.9
Securities gains . . . . . . . . . . . . . . . .        3.6      20.8       3.0
Termination fee, net . . . . . . . . . . . . . .         --     190.0        --
State income tax refund. . . . . . . . . . . . .         --      65.0        --
Other. . . . . . . . . . . . . . . . . . . . . .         --       4.2       4.9
                                                   ----------------------------
   Nonrecurring gains  . . . . . . . . . . . . .       13.0     351.4      47.8
                                                   ----------------------------
      Total noninterest income . . . . . . . . .   $1,615.2  $1,783.1  $1,313.3
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

refund, including interest; a $45.8 million gain on the sale of the Company's mortgage banking operations; a $25.6 million gain on branch and credit card portfolio sales; a $4.2 million gain on the sale of premises; and, $20.8 million in net securities gains. Nonrecurring gains recorded in 1995 included a $31.0 million gain on the sale of 63 branches; a $5.5 million gain on the sale of affinity card portfolios, a $3.0 million gain on sales of adjustable-rate mortgage loans and student loans; a $5.2 million gain on the sale of facilities; a $1.7 million gain on the sale of mortgage loan servicing rights; $2.0 million of losses related to the Company's import/export financing subsidiary that was closed in 1995; and, $3.0 million in net securities gains.

     Excluding nonrecurring items, noninterest income in 1997 was $1.60 billion, a $170.5 million (12 percent) increase from $1.43 billion in 1996 and a $336.7 million (27 percent) increase from $1.27 billion in 1995. The increases resulted from continued growth in all categories of fee revenue. Credit card fee revenue increased as a result of higher sales volumes for Corporate and Purchasing Cards and the Northwest Airlines WorldPerks credit card. Excluding the effect of the $420 million corporate card securitization in the first quarter of 1997, credit card fee income would have increased by $83.8 million (24 percent) over 1996. Trust and investment management fees increased each year due to growth in corporate, institutional and personal trust businesses and the Company's corporate trust acquisition strategy. Service charges on deposit accounts increased primarily as a result of increased demand deposits and acquisitions. Investment product fees and commissions increased each year due to higher sales volumes of mutual funds and annuities.

NONINTEREST EXPENSE Noninterest expense was $2.81 billion in 1997, compared with $2.54 billion in 1996, an increase of $274.2 million, and $2.48 billion in 1995. Total noninterest expense increased each year as a result of nonrecurring items summarized in Table 6. Nonrecurring items in 1997 consisted of merger-related charges of $511.6 million incurred in connection with the USBC transaction, including: $232.3 million of severance costs; $77.2 million of occupancy/equipment writedowns; $43.4 million of capitalized software and other asset write-offs; $35.0 million of investment banking and other transaction costs; $72.7 million of conversion expenses incurred; and, $51.0 million of other merger-related expenses. Nonrecurring charges in 1996 included: merger and integration charges of $49.5 million for the acquisitions of FirsTier Financial, Inc., the BankAmerica corporate trust business and West One Bancorp; $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to estimated fair value; $10.1 million for a one-time $750 per-employee bonus; $17.3 million to acquire credit card and revolving credit software and to write-off other miscellaneous assets; and, a $61.3 million one-time special assessment by the FDIC on SAIF deposits.


24                                                                  U.S. Bancorp

TABLE 6   NONINTEREST EXPENSE


(Dollars in Millions, Except Per Employee Data).       1997      1996      1995
--------------------------------------------------------------------------------
Salaries** . . . . . . . . . . . . . . . . . . .   $  969.3  $  955.3  $  927.5
Employee benefits**. . . . . . . . . . . . . . .      217.4     219.4     209.9
                                                   ----------------------------
   Total personnel expense . . . . . . . . . . .    1,186.7   1,174.7   1,137.4
Net occupancy. . . . . . . . . . . . . . . . . .      182.0     179.4     183.4
Furniture and equipment. . . . . . . . . . . . .      165.4     175.2     184.5
Goodwill and other intangible assets** . . . . .      113.3     100.6      76.0
Professional services**. . . . . . . . . . . . .       70.3      58.0      59.2
Other personnel costs. . . . . . . . . . . . . .       66.6      83.4      62.4
Telephone. . . . . . . . . . . . . . . . . . . .       59.7      60.2      58.4
Advertising and marketing. . . . . . . . . . . .       56.6      61.2      59.2
Postage  . . . . . . . . . . . . . . . . . . . .       44.7      42.8      45.5
Third party data processing. . . . . . . . . . .       39.2      35.6      38.4
Printing, stationery and supplies. . . . . . . .       37.4      44.3      43.5
FDIC insurance . . . . . . . . . . . . . . . . .        9.0      11.9      64.5
Other**. . . . . . . . . . . . . . . . . . . . .      269.8     304.5     326.4
                                                   ----------------------------
   Subtotal. . . . . . . . . . . . . . . . . . .    2,300.7   2,331.8   2,338.8

Merger-related . . . . . . . . . . . . . . . . .      511.6      49.5      98.9
SAIF special assessment. . . . . . . . . . . . .       --        61.3      --
Branch distribution resizing . . . . . . . . . .       --        38.6      --
Goodwill and other intangible assets
   valuation adjustment. . . . . . . . . . . . .       --        29.5      --
Special employee bonus . . . . . . . . . . . . .       --        10.1      --
Other  . . . . . . . . . . . . . . . . . . . . .       --        17.3      38.2
                                                   ----------------------------
   Nonrecurring charges. . . . . . . . . . . . .      511.6     206.3     137.1
                                                   ----------------------------
      Total noninterest expense. . . . . . . . .   $2,812.3  $2,538.1  $2,475.9
                                                   ----------------------------
                                                   ----------------------------
Efficiency ratio*. . . . . . . . . . . . . . . .      59.6%     52.9%     59.0%
Efficiency ratio before merger-related
   items and nonrecurring items. . . . . . . . .       48.9      52.2      56.3
Average number of full-time equivalent
   employees . . . . . . . . . . . . . . . . . .     25,858    27,157    27,795
Personnel expense per employee** . . . . . . . .   $ 45,893  $ 43,256  $ 40,921
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

*COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A
 TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF SECURITIES GAINS AND LOSSES.

**BEFORE EFFECT OF NONRECURRING ITEMS IN 1996.

Nonrecurring charges in 1995 included: merger and integration charges of $98.9 million for the acquisition of West One Bancorp; the write-off of $23.0 million of unamortized software costs related to a change in the Company's policy to expense software costs; a $3.2 million write-down of premises vacated by the Company's affinity card banking subsidiary; $4.0 million of business consolidation expenses; and, an $8.0 million write-off of other miscellaneous assets. Refer to Note M for further information on merger, integration and resizing charges.

      Excluding nonrecurring items, 1997 noninterest expense was $2.30 billion, compared with $2.33 billion in 1996 and $2.34 billion in 1995. Total salaries and benefits (excluding nonrecurring charges) were $1.19 billion in 1997 compared with $1.17 billion in 1996 and $1.14 billion in 1995. Average full-time equivalent employees decreased 5 percent to 25,858 in 1997 from 27,157 in 1996. Amortization of goodwill and other intangible assets, excluding the valuation adjustment discussed above, was $113.3 million in 1997, $100.6 million in 1996, and $76.0 million in 1995. The increases were primarily attributable to the additional goodwill and intangible assets resulting from acquisitions and portfolio purchases. The reduction in other personnel in 1997 reflects lower contract labor expense associated with 1996 technology projects now complete. Offsetting the favorable variance in contract labor was an increase in professional services related to several 1997 technology initiatives which involve third party con-

U.S. Bancorp                                                                  25

TABLE 7   LOAN PORTFOLIO DISTRIBUTION


                                       1997                1996                1995               1994                 1993
                                 --------------------------------------------------------------------------------------------------
At December 31                              Percent             Percent             Percent             Percent             Percent
Dollars in Millions)              Amount   of Total   Amount   of Total    Amount  of Total   Amount   of Total   Amount   of Total
-----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
   Commercial. . . . . . . .     $23,399      42.8%  $21,393      40.9%  $19,821      40.1%  $17,736      38.2%  $17,176      39.1%
   Real estate:
      Commercial mortgage  .       8,025      14.7     8,022      15.3     6,864      13.9     6,189      13.4     5,550      12.7
      Construction . . . . .       2,359       4.3     2,125       4.0     1,516       3.2     1,314       2.8     1,191       2.7
                                 --------------------------------------------------------------------------------------------------
         Total commercial  .      33,783      61.8    31,540      60.2    28,201      57.2    25,239      54.4    23,917      54.5
CONSUMER:
   Residential mortgage  . .       4,480       8.2     5,225      10.0     6,722      13.6     7,177      15.5     6,775      15.4
   Residential mortgage
     held for sale . . . . .         193        .3       148        .3       343        .7       257        .6     1,929       4.4
   Home equity and second
     mortgage. . . . . . . .       5,373       9.8     4,798       9.2     4,011       8.1     3,500       7.5     2,790       6.4
   Credit card . . . . . . .       4,200       7.7     3,632       6.9     3,391       6.9     3,465       7.5     2,795       6.4
   Automobile  . . . . . . .       3,227       5.9     3,388       6.5     3,243       6.6     3,256       7.0     2,541       5.8
   Revolving credit. . . . .       1,567       2.9     1,581       3.0     1,517       3.1     1,406       3.0     1,280       2.9
   Installment . . . . . . .       1,199       2.2     1,463       2.8     1,449       2.9     1,625       3.5     1,435       3.3
   Student*. . . . . . . . .         686       1.2       580       1.1       468        .9       450       1.0       408        .9
                                 --------------------------------------------------------------------------------------------------
         Total consumer. . .      20,925      38.2    20,815      39.8    21,144      42.8    21,136      45.6    19,953      45.5
         Total loans . . . .     $54,708     100.0%  $52,355     100.0%  $49,345     100.0%  $46,375     100.0%  $43,870     100.0%
                                 --------------------------------------------------------------------------------------------------
                                 --------------------------------------------------------------------------------------------------


*ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD
 BEGINS.

sulting arrangements. Excluding nonrecurring items, the Company's efficiency ratio improved to 48.9 percent for 1997, compared with 52.2 percent and 56.3 percent in 1996 and 1995, respectively. The keys to this high productivity are a tight cost control culture throughout the organization and the successful integration of acquisitions.

     The Company's efforts to address issues related to the turn of the century ("Year 2000") began with technology changes initiated in the early 1990's. Many of the Company's principal data processing applications were replaced with licensed software packages. In addition, a Year 2000 project was initiated to ensure that appropriate modifications are made to systems and applications to resolve Year 2000 issues. Programming changes and testing of systems and software packages are expected to be substantially completed by December 31, 1998. In addition, the Company's credit risk assessment includes the consideration of incremental risk which may be posed by customers' inability, if any, to address Year 2000 issues. The cost of the project is not significant to the Company.

INCOME TAX EXPENSE The provision for income taxes was $552.2 million in 1997 compared with $725.7 million in 1996 and $523.9 million in 1995. The decrease in 1997 from 1996 was primarily the result of a lower level of taxable income due to the nonrecurring items discussed above.

     At December 31, 1997, the Company's net deferred tax asset was $108.2 million, compared with $174.0 million at December 31, 1996. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. For further information on income taxes, refer to Note N.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio increased $2.3 billion to $54.7 billion at December 31, 1997, from $52.4 billion at December 31, 1996. Excluding residential mortgages and the $420 million corporate card securitization, average loans for 1997 were higher by $3.7 billion than 1996, reflecting growth in the commercial, home equity and second mortgages and credit card portfolios. The Company's loan portfolio carries credit risk, which may ultimately result in loan charge-offs. The Company manages this risk through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. See "Corporate Risk Profile" for a more detailed discussion of the management of credit risk including the allowance for credit losses.


26                                                                  U.S. Bancorp

TABLE 8   COMMERCIAL REAL ESTATE EXPOSURE BY PROPERTY TYPE AND GEOGRAPHY


                                                         Percentage of Total
                                                            at December 31
                                                         -------------------
PROPERTY TYPE                                                1997      1996
----------------------------------------------------------------------------
Retail . . . . . . . . . . . . . . . . . . . . . . . .       15.1%     15.9%
Mixed-use office . . . . . . . . . . . . . . . . . . .       13.1      12.6
Office building. . . . . . . . . . . . . . . . . . . .       12.8      12.5
Multi-family . . . . . . . . . . . . . . . . . . . . .       10.2      10.6
Hotel/motel. . . . . . . . . . . . . . . . . . . . . .        8.9       9.8
Single-family residential. . . . . . . . . . . . . . .        7.8       6.2
Land . . . . . . . . . . . . . . . . . . . . . . . . .        6.3       8.1
Other, primarily owner-occupied. . . . . . . . . . . .       25.8      24.3
                                                         -------------------
                                                            100.0%    100.0%
----------------------------------------------------------------------------
----------------------------------------------------------------------------
GEOGRAPHY
----------------------------------------------------------------------------
Washington . . . . . . . . . . . . . . . . . . . . . .       24.3%     24.8%
Oregon . . . . . . . . . . . . . . . . . . . . . . . .       16.0      16.9
California . . . . . . . . . . . . . . . . . . . . . .       13.0      12.0
Minnesota. . . . . . . . . . . . . . . . . . . . . . .        8.9      10.4
Other States within USB Region . . . . . . . . . . . .       32.3      30.3
                                                         -------------------
   Total USB Region. . . . . . . . . . . . . . . . . .       94.5      94.4
Southeast. . . . . . . . . . . . . . . . . . . . . . .        2.1       2.6
Mid-Atlantic . . . . . . . . . . . . . . . . . . . . .        1.0        .8
Other Southwest. . . . . . . . . . . . . . . . . . . .        1.0        .9
Other Midwest. . . . . . . . . . . . . . . . . . . . .         .7        .5
Other West . . . . . . . . . . . . . . . . . . . . . .         .7        .8
                                                         -------------------
                                                            100.0%    100.0%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

COMMERCIAL Commercial loans totaled $23.4 billion at year-end 1997, up $2.0 billion (9 percent) from year-end 1996. Year-end 1996 commercial loans were $21.4 billion, up $1.6 billion (8 percent) from year-end 1995. The increase was primarily attributable to growth in core commercial loans.

     At December 31, 1997, the significant industry groups based on commercial loans outstanding were consumer cyclical products and services, consumer staple products and services, and capital goods. This diverse mix of industries is similar to 1996 and 1995. The Company's Asian exposure at February 18, 1998 consisted primarily of bankers acceptances and trade letters of credit totaling approximately $170 million, including approximately $140 million of Korean exposure and $6 million of Indonesian exposure.

     The geographical distribution of the commercial portfolio is concentrated in the Company's banking region, with approximately 50 percent of amounts outstanding to borrowers in Washington, Minnesota, and Oregon.

COMMERCIAL REAL ESTATE The Company's portfolio of commercial real estate mortgages and construction loans grew to $10.4 billion at December 31, 1997, compared with $10.1 billion at December 31, 1996, primarily due to an increase in construction loans of $234 million related to successful marketing promotions.

     Commercial mortgages outstanding were $8.0 billion at December 31, 1997, and December 31, 1996. Real estate construction loans at December 31, 1997, totaled $2.4 billion compared with $2.1 billion from year-end 1996. Table 8 shows the detail of real estate exposures by property type and geographic location. The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time, if retained, the loan is transferred to the commercial mortgage portfolio. Approximately $65.8 million of construction loans were transferred to the commercial mortgage portfolio in 1997.

     At year-end 1997, real estate secured $170 million of tax-exempt industrial development loans and $1.02 billion of standby letters of credit. At year-end 1996, these exposures totaled $152 million and $748 million, respectively. The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $2.38 billion at December 31, 1997, and $2.10 billion at December 31, 1996.

     The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial loan category and totaled $1.08 billion at December 31, 1997, and $722 million at December 31, 1996.

CONSUMER Total consumer loan outstandings increased $110 million to $20.9 billion at December 31, 1997, from $20.8 billion at December 31, 1996. Excluding a

U.S. Bancorp                                                                  27

$700 million (13 percent) decrease in residential mortgage loans, consumer loans increased $810 million (5 percent), reflecting growth in credit card, student, and home equity and second mortgage loans. The decrease in residential mortgages reflects the Company's continuing emphasis on other consumer loan products. Credit card loans increased $568 million (16 percent) reflecting increased volumes in the Northwest Airlines WorldPerks credit card and portfolio purchases during 1997. Home equity and second mortgages increased $575 million (12 percent) primarily due to successful marketing promotions.

     Of total consumer balances outstanding, approximately 50 percent are to customers located in Minnesota, Washington, Colorado and Oregon. See "Corporate Risk Profile" for a discussion of the general economic conditions within the Company's banking region.

SECURITIES At December 31, 1997, available-for-sale securities totaled $6.9 billion compared with total available-for-sale and held-to-maturity securities of $7.3 billion at December 31, 1996, reflecting both maturities and sales of securities, partially offset by purchases of mortgage-backed and other securities added as a result of bank acquisitions. Mortgage-backed and state and political securities, as a percentage of the total securities portfolio, have increased, reflecting the fourth quarter 1997 purchases and acquisitions. The relative mix of the remainder of the securities portfolio has not changed significantly from prior years. The objectives of the Company's investment portfolio are to meet business line collateral needs, offset interest rate risk positions, provide liquidity and interest income, and generally act as a balance sheet management tool.

TABLE 9   AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AVERAGE MATURITY


At December 31, 1997                              Average Contractual Maturity
------------------------------------------------------------------------------
U.S. Treasury. . . . . . . . . . . . . . . . . . . . . . . .2 years, 10 months
Other U.S. agencies. . . . . . . . . . . . . . . . . . . . ..3 years, 6 months
State and political. . . . . . . . . . . . . . . . . . . . ..6 years, 5 months
Other* . . . . . . . . . . . . . . . . . . . . . . . . . . ..5 years, 4 months
   Total . . . . . . . . . . . . . . . . . . . . . . . . . ..5 years, 2 months
------------------------------------------------------------------------------
------------------------------------------------------------------------------

*EXCLUDES EQUITY SECURITIES THAT HAVE NO STATED MATURITY.
 THE AVERAGE EFFECTIVE LIFE OF THE HOLDINGS IS EXPECTED TO BE LESS THAN THE AVERAGE CONTRACTUAL MATURITIES SHOWN IN THE TABLE BECAUSE BORROWERS MAY HAVE THE RIGHT TO CALL OR PREPAY OBLIGATIONS WITH OR WITHOUT CALL OR PREPAYMENT PENALTIES. THE TABLE ABOVE DOES NOT INCLUDE MORTGAGE-BACKED SECURITIES.


28                                                                  U.S. Bancorp

TABLE 10   AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AMORTIZED COST, FAIR VALUE
AND YIELD BY MATURITY DATE




Maturing:                            Within 1 Year                     1-5 Years                    5-10 Years
-----------------------------------------------------------------------------------------------------------------
                         Amor-                            Amor-                       Amor-
At December 31, 1997     tized      Fair                  tized      Fair             tized     Fair
(Dollars in Millions)     Cost     Value     Yield         Cost     Value   Yield     Cost     Value     Yield
--------------------------------------------------------------------------------------------------------------
U.S. Treasury.......... $183.6    $184.0      5.94%     $  222.4  $  223.6   5.95%  $  222.0  $  220.4    5.56%
Mortgage-backed*.......     --        --        --            --        --     --         --        --      --
Other U.S. agencies....    5.9       5.9      6.29          28.6      28.8   6.58       10.3      10.6    7.27
State and political**..   95.4      96.5      8.18         502.4     514.2   7.76      426.9     439.1    7.70
Other..................    4.3       4.3      6.56           5.2       5.3   7.24        3.4       3.4    6.38
--------------------------------------------------------------------------------------------------------------
                        $289.2    $290.7      6.70%     $  758.6  $  771.9   7.18%  $  662.6  $  673.5    6.97%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

                                                               Mortgage-Backed and
Maturing:                            Over 10 Years          Asset-Backed Securities           Total
--------------------------------------------------------------------------------------------------------------
                         Amor-                           Amor-                        Amor-
At December 31, 1997     tized      Fair                 tized      Fair              tized     Fair
(Dollars in Millions)     Cost     Value     Yield        Cost     Value    Yield     Cost     Value     Yield
--------------------------------------------------------------------------------------------------------------
U.S. Treasury.......... $   --    $   --        --%     $     --  $     --     --%  $  628.0  $  628.0    5.81%
Mortgage-backed*.......     --        --        --       4,325.8   4,366.3   6.93    4,325.8   4,366.3    6.93
Other U.S. agencies....     .1        .1     10.25         315.0     324.3   7.61      359.9     369.7    7.49
State and political**..  275.2     281.5      8.00            --        --     --    1,299.9   1,331.3    7.82
Other..................  138.9     152.7      7.49***       23.9      24.0   6.54      175.7     189.7    6.68***
--------------------------------------------------------------------------------------------------------------
                        $414.2    $434.3      8.00%***  $4,664.7  $4,714.6   6.97%  $6,789.3  $6,885.0    7.03%***
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

  *VARIABLE RATE MORTGAGE-BACKED SECURITIES REPRESENTED 16% OF THE BALANCE OF
   MORTGAGE-BACKED SECURITIES.
 **YIELDS ON STATE AND POLITICAL OBLIGATIONS THAT ARE NOT SUBJECT TO FEDERAL
   INCOME TAX HAVE BEEN ADJUSTED TO TAXABLE-EQUIVALENT USING A 35% TAX RATE. ***AVERAGE YIELD CALCULATIONS EXCLUDE EQUITY SECURITIES THAT HAVE NO STATED
   YIELD.


DEPOSITS Noninterest-bearing deposits were $14.5 billion at December 31, 1997, compared with $14.3 billion at December 31, 1996. Interest-bearing deposits totaled $34.5 billion at December 31, 1997, compared with $35.0 billion at December 31, 1996. The decrease in interest-bearing deposit balances reflects customers moving funds into alternative investment vehicles and a reduction in time certificates greater than $100,000 of $118 million.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $3.3 billion at December 31, 1997, down from $6.6 billion at year-end 1996. The decrease was primarily due to the net maturity of $1.7 billion of short-term bank notes and a $1.1 billion reduction in federal funds purchased and securities sold under agreements to repurchase.

     Long-term debt was $10.2 billion at December 31, 1997, up from $5.4 billion at December 31, 1996. The Company issued $5.7 billion of debt, with an average original maturity of 2.2 years, under its medium term and bank note programs during 1997, as short-term borrowings were replaced with variable rate long-term debt as part of the Company's liquidity management strategy. These issuances were partially offset by $932 million of medium-term and bank note maturities and net maturities of $151 million of Federal Home Loan Bank Advances.

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


U.S. Bancorp                                                                  29

CREDIT MANAGEMENT In 1997 the Company maintained its high level of credit quality. The ratio of nonperforming assets to loans plus other real estate was
 .62 percent at year-end, compared with .61 percent and .65 percent at year-end 1996 and 1995, respectively.

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

     In evaluating its credit risk, the Company considers the loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's operating regions compare favorably with national trends. Approximately 45 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon and Washington. According to federal and state government agencies, unemployment rates in Minnesota, Oregon and Washington were 2.8 percent, 5.3 percent and 4.4 percent, respectively, for the month of December 1997, compared with the national unemployment rate of 4.7 percent. Through September 30, 1997, the national foreclosure rate was 1.09 percent, compared with .57 percent in Minnesota, .29 percent in Oregon, and .54 percent in Washington.

      The Company engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans. For additional information on interest rate swaps, see "Interest Rate Risk Management."

ANALYSIS AND ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES: The allowance for credit losses provides coverage for losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation is based on continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including current and anticipated economic conditions. Management has determined that the allowance for credit losses is adequate.

     At December 31, 1997, the allowance was $1.01 billion, or 1.84 percent of loans. This compares with an allowance of $992.5 million, or 1.90 percent of loans, at year-end 1996, and $908.0 million, or 1.84 percent of loans, at December 31, 1995. The ratio of the allowance for credit losses to nonperforming loans was 340 percent at December 31, 1997, compared with 369 percent at year-end 1996 and 367 percent at year-end 1995.

     Although the recent trend of steady economic growth may contribute to the continued improvement in the credit portfolio, economic stagnation or reversals could increase the required level of the allowance for credit losses.

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

30                                                                  U.S. Bancorp

TABLE 11   SUMMARY OF ALLOWANCE FOR CREDIT LOSSES


(Dollars in Millions)                                   1997      1996      1995      1994      1993
----------------------------------------------------------------------------------------------------
Balance at beginning of year. . . . . . . . . . .   $  992.5    $908.0    $862.3    $811.3    $811.2

CHARGE-OFFS:
   Commercial:
      Commercial  . . . . . . . . . . . . . . . .      184.4      86.4      51.3      86.7     100.7
      Real estate:
         Commercial mortgage. . . . . . . . . . .       14.3      17.0      22.1      49.8      73.6
         Construction . . . . . . . . . . . . . .        4.3       2.3        .4      12.2       6.2
                                                    ------------------------------------------------
         Total commercial . . . . . . . . . . . .      203.0     105.7      73.8     148.7     180.5
   Consumer:
      Residential mortgage. . . . . . . . . . . .        6.7       6.8       6.9       5.9       5.1
      Credit card . . . . . . . . . . . . . . . .      172.4     150.4     123.7     115.0     109.2
      Other . . . . . . . . . . . . . . . . . . .      194.3     134.3     121.6      82.2      75.4
                                                    ------------------------------------------------
         Total consumer . . . . . . . . . . . . .      373.4     291.5     252.2     203.1     189.7
                                                    ------------------------------------------------
            Total . . . . . . . . . . . . . . . .      576.4     397.2     326.0     351.8     370.2

RECOVERIES:
   Commercial:
      Commercial  . . . . . . . . . . . . . . . .       38.8      56.0      56.6      61.6      56.6
      Real estate:
         Commercial mortgage. . . . . . . . . . .       30.5      25.7      18.7      22.6      17.4
         Construction . . . . . . . . . . . . . .         .8       1.0       2.5       2.9       3.4
                                                    ------------------------------------------------
         Total commercial . . . . . . . . . . . .       70.1      82.7      77.8      87.1      77.4
   Consumer:
      Residential mortgage. . . . . . . . . . . .        1.3       2.4       1.8       1.9       2.7
      Credit card . . . . . . . . . . . . . . . .       20.2      16.6      17.1      15.7      14.6
      Other . . . . . . . . . . . . . . . . . . .       35.1      34.0      34.2      26.5      24.0
                                                    ------------------------------------------------
         Total consumer . . . . . . . . . . . . .       56.6      53.0      53.1      44.1      41.3
                                                    ------------------------------------------------
            Total . . . . . . . . . . . . . . . .      126.7     135.7     130.9     131.2     118.7

NET CHARGE-OFFS:
   Commercial:
      Commercial  . . . . . . . . . . . . . . . .      145.6      30.4      (5.3)     25.1      44.1
      Real estate:
         Commercial mortgage. . . . . . . . . . .      (16.2)     (8.7)      3.4      27.2      56.2
         Construction . . . . . . . . . . . . . .        3.5       1.3      (2.1)      9.3       2.8
                                                    ------------------------------------------------
         Total commercial . . . . . . . . . . . .      132.9      23.0      (4.0)     61.6     103.1
   Consumer:
      Residential mortgage. . . . . . . . . . . .        5.4       4.4       5.1       4.0       2.4
      Credit card . . . . . . . . . . . . . . . .      152.2     133.8     106.6      99.3      94.6
      Other . . . . . . . . . . . . . . . . . . .      159.2     100.3      87.4      55.7      51.4
                                                    ------------------------------------------------
         Total consumer . . . . . . . . . . . . .      316.8     238.5     199.1     159.0     148.4
                                                    ------------------------------------------------
            Total . . . . . . . . . . . . . . . .      449.7     261.5     195.1     220.6     251.5
Provision charged to operating expense. . . . . .      460.3     271.2     239.1     243.7     239.3
Additions related to acquisitions and other . . .        5.6      74.8       1.7      27.9      12.3
                                                    ------------------------------------------------

Balance at end of year. . . . . . . . . . . . . .   $1,008.7    $992.5    $908.0    $862.3    $811.3
                                                    ------------------------------------------------
                                                    ------------------------------------------------
Allowance as a percentage of:
   Period-end loans . . . . . . . . . . . . . . .       1.84%     1.90%     1.84%     1.86%     1.85%
   Nonperforming loans. . . . . . . . . . . . . .        340       369       367       233       175
   Nonperforming assets . . . . . . . . . . . . .        297       310       283       186       130

Net charge-offs as a percentage of average
  loans outstanding:
   Commercial . . . . . . . . . . . . . . . . . .        .41%      .08%     (.01)%     .25%      .46%
   Consumer . . . . . . . . . . . . . . . . . . .       1.53      1.16       .96       .80       .80
      Total . . . . . . . . . . . . . . . . . . . .       84       .51       .41       .49       .61
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------



U.S. Bancorp                                                                  31

TABLE 12   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES


                                        Allocation Amount at December 31              Allocation as a Percent of Loans Outstanding
                                --------------------------------------------------------------------------------------------------
(Dollars in Millions)               1997      1996      1995      1994      1993      1997      1996      1995      1994      1993
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial . . . . . . . . .  $  226.2    $218.5    $179.3    $169.8    $212.2       .97%     1.02%      .90%      .96%     1.24%
  Real estate:
    Commercial mortgage. . . .      29.7      41.2      38.4      59.2      91.0       .37       .51       .56       .96      1.64
    Construction . . . . . . .      15.9      12.6       7.2       8.9       9.9       .67       .59       .47       .68       .83
                                --------------------------------------------------------------------------------------------------
    Total commercial . . . . .     271.8     272.3     224.9     237.9     313.1       .80       .86       .80       .94      1.31
CONSUMER:
  Residential mortgage . . . .       7.5       8.3       8.8      11.6      14.9       .16       .15       .12       .16       .17
  Credit card. . . . . . . . .      62.9      62.3      43.8      45.1      37.0      1.50      1.72      1.29      1.30      1.32
  Other. . . . . . . . . . . .      73.1      59.5      56.7      51.0      39.7       .61       .50       .53       .50       .47
                                --------------------------------------------------------------------------------------------------
    Total consumer . . . . . .     143.5     130.1     109.3     107.7      91.6       .69       .63       .52       .51       .46
                                --------------------------------------------------------------------------------------------------
  Total allocated. . . . . . .     415.3     402.4     334.2     345.6     404.7       .76       .77       .68       .75       .92
  Unallocated portion. . . . .     593.4     590.1     573.8     516.7     406.6      1.08      1.13      1.16      1.11       .93
                                --------------------------------------------------------------------------------------------------
      Total allowance  . . . .  $1,008.7    $992.5    $908.0    $862.3    $811.3      1.84%     1.90%     1.84%     1.86%     1.85%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


      The unallocated portion of the allowance increased to $593.4 million at year-end 1997 from $590.1 million and $573.8 million at December 31, 1996, and 1995. Although the allocation of the allowance is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio.

ANALYSIS OF NET LOAN CHARGE-OFFS: Net loan charge-offs increased $188.2 million to $449.7 million, compared with $261.5 million in 1996. Included in 1997 net charge-offs was $62.3 million of merger-related charge-offs, taken to align the classification and charge-off practices of the former USBC with those of the Company. Commercial loan net charge-offs for 1997, excluding merger-related charge-offs of $55.3 million, were $77.6 million, compared with $23.0 million in 1996. Approximately one-half of the increase was attributable to one large credit. Consumer loan net charge-offs in 1997, excluding merger-related charge-offs of $7.0 million, were $309.8 million compared with $238.5 million in 1996. A portion of the increase was due to higher charge-offs in the northwest region's portfolio of installment loans originated in 1995 and 1996. Credit standards on this portfolio's new originations were tightened in 1997. The higher level of charge-offs also reflected an increase in bankruptcies and growth in the credit card loan portfolio. The ratio of consumer net charge-offs to average loans in 1997 was
1.53 percent, up from 1.16 percent in 1996. The ratio of total net charge-offs to average loans was .84 percent in 1997, compared with .51 percent in 1996.

TABLE 13   NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING


                                                        1997     1996
----------------------------------------------------------------------
COMMERCIAL:
   Commercial. . . . . . . . . . . . . . . . . . .       .65%      .15%
   Real estate:
      Commercial mortgage. . . . . . . . . . . . .      (.20)     (.11)
      Construction . . . . . . . . . . . . . . . .       .16       .08
                                                        --------------
      Total commercial . . . . . . . . . . . . . .       .41       .08
CONSUMER:
   Residential mortgage. . . . . . . . . . . . . .       .11       .08
   Credit card . . . . . . . . . . . . . . . . . .      4.11      3.88
   Other . . . . . . . . . . . . . . . . . . . . .      1.33       .88
                                                        --------------
      Total consumer . . . . . . . . . . . . . . .      1.53      1.16
                                                        --------------
         Total . . . . . . . . . . . . . . . . . .       .84%      .51%
----------------------------------------------------------------------
----------------------------------------------------------------------

32                                                                  U.S. Bancorp

TABLE 14   DELINQUENT LOAN RATIOS*

                                                  At December 31
                                   --------------------------------------------
90 days or more past due           1997      1996      1995      1994      1993
-------------------------------------------------------------------------------
COMMERCIAL:
  Commercial . . . . . . . . . .    .78%      .70%      .49%      .54%      .89%
  Real estate:
    Commercial mortgage. . . . .    .57       .55      1.17      2.52      2.98
    Construction . . . . . . . .    .67       .91       .92      3.52      5.18
                                   --------------------------------------------
    Total commercial . . . . . .    .72       .68       .68      1.18      1.59
CONSUMER:
  Residential mortgage . . . . .   1.43      1.35       .99       .97       .97
  Credit card. . . . . . . . . .    .69       .88       .88       .74       .98
  Other. . . . . . . . . . . . .    .42       .35       .24       .15       .24
                                   --------------------------------------------
    Total consumer . . . . . . .    .70       .70       .59       .53       .66
                                   --------------------------------------------
      Total. . . . . . . . . . .    .71%      .69%      .64%      .88%     1.17%
                                   --------------------------------------------
                                   --------------------------------------------

*RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING
 LOAN BALANCES.

ANALYSIS OF NONPERFORMING ASSETS: Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1997, nonperforming assets totaled $339.5 million, compared with $320.0 million at year-end 1996 and $320.3 million at year-end 1995. The ratio of nonperforming assets to loans plus other real estate was .62 percent at December 31, 1997, compared with .61 percent at year-end 1996 and .65 percent at year-end 1995.

     In 1997, nonperforming residential mortgages decreased $5.5 million (10 percent), and other real estate decreased $13.1 million (30 percent). Interest payments are currently received on approximately 75 percent of the Company's nonperforming loans. The payments are typically applied against the principal balance and not recorded as income.

     Accruing loans 90 days or more past due totaled $93.8 million, compared with $90.6 million at December 31, 1996, and $68.8 million at December 31, 1995. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably

TABLE 15   NONPERFORMING ASSETS*

                                                    At December 31
                                       ----------------------------------------
(Dollars in Millions)                   1997   1996      1995    1994     1993
-------------------------------------------------------------------------------
COMMERCIAL:
  Commercial . . . . . . . . . . .     $179.1  $143.7   $ 91.6  $ 92.4   $148.5
  Real estate:
    Commercial mortgage. . . . . .       45.4    44.4     76.5   154.0    163.7
    Construction . . . . . . . . .       14.9    18.8     13.3    46.0     61.3
                                       ----------------------------------------
    Total commercial . . . . . . .      239.4   206.9    181.4   292.4    373.5
CONSUMER:
  Residential mortgage . . . . . .       52.1    57.6     54.2    60.9     75.3
  Credit card. . . . . . . . . . .         --      --      5.7     7.5      7.6
  Other. . . . . . . . . . . . . .        5.6     4.8      6.3     9.0      8.4
                                       ----------------------------------------
    Total consumer . . . . . . . .       57.7    62.4     66.2    77.4     91.3
                                       ----------------------------------------
      Total nonperforming loans. .      297.1   269.3    247.6   369.8    464.8
OTHER REAL ESTATE. . . . . . . . .       30.1    43.2     66.5    87.5    151.5
OTHER NONPERFORMING ASSETS . . . .       12.3     7.5      6.2     5.6      5.6
                                       ----------------------------------------
      Total nonperforming assets .     $339.5  $320.0   $320.3  $462.9   $621.9
                                       ----------------------------------------
                                       ----------------------------------------
Accruing loans 90 days or
  more past due**. . . . . . . . .     $ 93.8  $ 90.6   $ 68.8  $ 40.2   $ 47.0
Nonperforming loans to
  total loans. . . . . . . . . . .        .54%    .51%     .50%    .80%    1.06%
Nonperforming assets to
  total loans plus other
  real estate. . . . . . . . . . .        .62     .61      .65    1.00     1.41
Net interest lost on
  nonperforming loans. . . . . . .     $ 17.1  $ 24.8   $ 23.2  $ 24.8   $ 29.2
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

 *THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT
  INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.
**THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
  INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.

U.S. Bancorp                                                                  33
expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were 2.76 percent of the total consumer portfolio at December 31, 1997, compared with 2.55 percent of the total consumer portfolio at December 31, 1996. Consumer loans 90 days or more past due totaled .70 percent of the consumer loan portfolio at December 31, 1997, unchanged from year-end 1996.

INTEREST RATE RISK MANAGEMENT The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing interest rate risk: Net Interest Income Simulation Modeling, Market Value Simulation Modeling, and Repricing Mismatch Analysis.

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 12 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities and forecasted loan and deposit growth. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit pricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income, over the succeeding 12 months to 2 percent of forecasted net interest income given a 1 percent change in interest rates. At December 31, 1997, the estimated effect of an immediate 100 basis point parallel change in rates was an increase in forecasted net interest income for twelve months of .4 percent (up 100 basis points) and a decrease of .6 percent (down 100 basis points).

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of one, two and three percent rate shocks on the present value of all future cash flows of the Company's current assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits, approved by the Company's Board of Directors, of one percent of assets for an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits. The Company believes the market risk in its trading portfolio is immaterial.

TABLE 16   INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY
MATURITY DATE


At December 31, 1997 (Dollars in Millions)
--------------------------------------------------------------------------------
                                                       Weighted        Weighted
                                                        Average         Average
Receive Fixed Swaps*                    Notional  Interest Rate   Interest Rate
Maturity Date                             Amount       Received            Paid
--------------------------------------------------------------------------------
1998. . . . . . . . . . . . . . . . . .   $1,213           5.96%           5.95%
1999. . . . . . . . . . . . . . . . . .    1,467           6.24            5.96
2000. . . . . . . . . . . . . . . . . .      388           6.57            5.95
2001. . . . . . . . . . . . . . . . . .      357           6.52            5.98
2002. . . . . . . . . . . . . . . . . .      335           6.35            5.96
After 2002. . . . . . . . . . . . . . .    1,555           6.78            5.94
                                          ------
Total . . . . . . . . . . . . . . . . .   $5,315           6.39%           5.95%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

*AT DECEMBER 31, 1997, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT
 REQUIRED IT TO PAY FIXED-RATE INTEREST.


34                                                                  U.S. Bancorp

TABLE 17   INTEREST RATE SENSITIVITY GAP ANALYSIS


                                                                             Repricing Maturities
                                                  -------------------------------------------------------------------------
                                                  Less Than       3-6      6-12       1-5  More Than    Non-Rate
At December 31, 1997 (Dollars in Millions)         3 Months    Months    Months     Years    5 Years   Sensitive      Total
---------------------------------------------------------------------------------------------------------------------------
Assets:
   Loans . . . . . . . . . . . . . . . . . . . . .  $32,142    $2,628    $3,527   $11,730    $ 4,681      $   --    $54,708
   Available-for-sale securities . . . . . . . . .      947       461       843     2,504      2,029         101      6,885
   Other earning assets. . . . . . . . . . . . . .    1,138         8        17       153         66          --      1,382
   Nonearning assets . . . . . . . . . . . . . . .    1,082        28       294     1,038      3,120       2,758      8,320
                                                  -------------------------------------------------------------------------
      Total assets . . . . . . . . . . . . . . . .  $35,309    $3,125    $4,681   $15,425    $ 9,896     $ 2,859    $71,295
                                                  -------------------------------------------------------------------------
                                                  -------------------------------------------------------------------------
Liabilities and Equity:
   Deposits. . . . . . . . . . . . . . . . . . . .  $19,698    $2,657    $3,267   $13,866   $ 9,539      $    --    $49,027
   Other purchased funds . . . . . . . . . . . . .    3,219        54        --         7        12           --      3,292
   Long-term debt. . . . . . . . . . . . . . . . .    7,493       101       289       581     1,783           --     10,247
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts
     holding solely the junior subordinated
     debentures of the parent company. . . . . . .       --        --        --        --       600           --        600
   Other liabilities . . . . . . . . . . . . . . .       69        --       162        81        --        1,927      2,239
   Equity. . . . . . . . . . . . . . . . . . . . .       --        --        --        --        --        5,890      5,890
                                                  -------------------------------------------------------------------------
      Total liabilities and equity . . . . . . . .  $30,479    $2,812    $3,718   $14,535   $11,934     $  7,817    $71,295
                                                  -------------------------------------------------------------------------
                                                  -------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments:
   Receiving fixed . . . . . . . . . . . . . . . .  $   156    $  135    $  922   $ 2,602   $ 1,500     $     --    $ 5,315
   Paying floating . . . . . . . . . . . . . . . .   (5,315)       --        --        --        --           --     (5,315)
                                                  -------------------------------------------------------------------------
      Total effect of off-balance sheet
         hedging instruments . . . . . . . . . . .  $(5,159)    $  135    $  922   $ 2,602   $ 1,500    $     --    $    --
                                                  -------------------------------------------------------------------------
                                                  -------------------------------------------------------------------------
Repricing gap. . . . . . . . . . . . . . . . . . .  $  (329)    $  448    $1,885   $ 3,492   $  (538)   $ (4,958)   $    --
Cumulative repricing gap . . . . . . . . . . . . .     (329)       119     2,004     5,496     4,958           --        --
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


THIS TABLE ESTIMATES THE REPRICING MATURITIES OF THE COMPANY'S ASSETS, LIABILITIES, AND HEDGING INSTRUMENTS BASED UPON THE COMPANY'S ASSESSMENT OF THE REPRICING CHARACTERISTICS OF CONTRACTUAL AND NON-CONTRACTUAL INSTRUMENTS. NON-CONTRACTUAL DEPOSIT LIABILITIES ARE ALLOCATED AMONG THE VARIOUS MATURITY CATEGORIES AS FOLLOWS: APPROXIMATELY 40 PERCENT OF REGULAR SAVINGS, 30 PERCENT OF INTEREST-BEARING CHECKING, 50 PERCENT OF MONEY MARKET CHECKING, AND 60 PERCENT OF MONEY MARKET SAVINGS BALANCES ARE REFLECTED IN THE LESS THAN 3 MONTHS CATEGORY, WITH THE REMAINDER PLACED IN THE 1-5 YEARS CATEGORY. APPROXIMATELY 71 PERCENT OF DEMAND DEPOSITS AND RELATED NONEARNING ASSET ACCOUNTS IS ALLOCATED IN THE MORE THAN 5 YEARS CATEGORY, 14 PERCENT IS ALLOCATED IN THE 1-5 YEARS CATEGORY WITH THE REMAINING ALLOCATED IN THE LESS THAN 3 MONTHS CATEGORY.


REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate term interest rate risk and has established limits, approved by the Company's Board of Directors, for gap positions in the one- to three-year time periods of five percent of assets.

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

     In 1997, the Company added $2.9 billion of interest rate swaps to reduce its interest rate risk. Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of December 31, 1997, the Company received payments on $5.3 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed rate received of 6.39 percent and a weighted average variable rate paid of 5.95 percent. The remaining maturity of these agreements ranges from 2 months to 10 years with an average remaining maturity of 3.4 years. Swaps increased net interest income for the years ended December 31, 1997, 1996, and 1995 by $25.1 million, $32.2 million, and $16.8 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. Purchased caps can mitigate the effects of

U.S. Bancorp                                                                35
rising interest rates. Counterparties to these agreements pay the Company when certain short-term rates rise above a specified point or strike level. The payment is based on the difference in current rates and strike rates and the contract's notional amount. There were no caps outstanding at December 31, 1997. To hedge against falling interest rates, the Company uses interest rate floors. Floor counterparties pay the Company when specified rates fall below the strike level. Like caps, the payment is based on the difference in current rates and strike rates and the notional amount. The total notional amount of floor agreements purchased as of December 31, 1997, was $750 million. LIBOR-based floors totaled $550 million and Constant Maturity Treasury floors totaled $200 million. The impact of caps and floors on net interest income was not material for the years ended December 31, 1997, 1996 and 1995. See Notes A and O for the Company's accounting policy related to these types of transactions.

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

     A majority of the Company's funding comes from customer deposits within its operating region. While the Company has funded incremental balance sheet growth with negotiated funds, its short-term purchased funds index remained relatively low at 9.7 percent at December 31, 1997, compared with a peer group median of 20.4 percent at September 30, 1997. The index is calculated as negotiated funding under one year (which includes Federal Home Loan Bank ("FHLB") borrowings, foreign branch time deposits, federal funds purchased, bank notes, medium-term notes and repurchase agreements), net of federal funds sold and resale agreements, divided by loans and securities.

     The Company's ability to raise negotiated funding at competitive prices is influenced by rating agencies' views of the Company's credit quality, liquidity, capital, and earnings. As of December 31, 1997, Moody's Investors Services, Standard & Poors, and Thomson BankWatch rated the Company's senior debt as "A1," "A," and "A+," respectively. The debt ratings reflect the agencies' recognition of the strong, consistent financial performance of the Company and quality of the balance sheet.

     At the parent company, funding primarily consists of long-term debt and equity. At December 31, 1997, and 1996, long-term debt outstanding was $2.4 billion.

     The parent company issued $399 million of medium-term notes during 1997. Total parent company debt maturing in 1998 is $190 million. These debt obligations are expected to be met through medium-term note or subordinated debt issuances, as well as from the approximately $489 million of parent company cash and cash equivalents at December 31, 1997. It is the Company's practice to maintain liquid assets at the parent company sufficient to fund its operating cash needs and near-term debt maturities.

     During 1996, the Company issued $600 million of Company-obligated mandatorily redeemable preferred securities (the "preferred securities") through two wholly-owned subsidiary grantor trusts. The preferred securities qualify as Tier 1 capital for bank holding companies and pay distributions periodically at an average annual rate of 8.18 percent.


36                                                                  U.S. Bancorp

TABLE 18   CAPITAL RATIOS

At December 31 (Dollars in Millions)                  1997      1996      1995
------------------------------------------------------------------------------
Tangible common equity*. . . . . . . . . . . . .    $4,897    $4,625    $4,498
   As a percent of assets. . . . . . . . . . . .       7.0%      6.7%      6.9%
Tier 1 capital . . . . . . . . . . . . . . . . .    $5,028    $4,983    $4,408
   As a percent of risk-adjusted assets. . . . .       7.4%      7.6%      7.4%
Total risk-based capital . . . . . . . . . . . .    $7,859    $7,777    $6,745
   As a percent of risk-adjusted assets. . . . .      11.6%     11.9%     11.4%
Leverage ratio . . . . . . . . . . . . . . . . .       7.3       7.5       7.0
------------------------------------------------------------------------------


*DEFINED AS COMMON EQUITY LESS GOODWILL.


     In 1997, the Company's bank subsidiaries established a $12 billion bank note program. Notes issued under this program may mature within 30 days to 15 years and bear fixed or floating interest rates. Proceeds from note sales are used for general corporate purposes. At December 31, 1997, there was $6.1 billion outstanding under this program and a previous bank note program. The Company's lead bank also had $1.4 billion in long-term advances from the FHLB at December 31, 1997.

CAPITAL MANAGEMENT The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At December 31, 1997, tangible common equity (common equity less goodwill) was $4.9 billion, or 7.0 percent of assets, compared with 6.7 percent at year-end 1996 and 6.9 percent at year-end 1995. The Tier 1 capital ratio was
7.4 percent at December 31, 1997, compared with 7.6 percent at December 31, 1996. This ratio was 7.4 percent at December 31, 1995. The total risk-based capital ratio was 11.6 percent at December 31, 1997, compared with 11.9 percent at December 31, 1996, and 11.4 percent at December 31, 1995. The leverage ratio was 7.3 percent at December 31, 1997, compared with 7.5 percent and 7.0 percent at December 31, 1996, and December 31, 1995, respectively.

     On August 1, 1997, the Company issued 109.9 million shares to acquire USBC. The Company exchanged .755 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options were also converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company, having substantially identical terms.

     Approximately 31.0 million common shares have been repurchased under 1996 Board authorizations, including 4.9 million during 1997. All authorizations were either completed or rescinded prior to the USBC acquisition. Under previous authorizations, the Company repurchased 16.9 million shares in 1995.

     On November 14, 1997, the Company redeemed all outstanding shares of its preferred stock at a redemption price of $25 per share, together with accrued and unpaid dividends. On November 29, 1996, the Company called all remaining shares of its Series 1991A Convertible Preferred Stock.

     The measures used to assess capital include the capital ratios established by the bank regulatory agencies, including the specific ratios for the "well capitalized" designation. The Company manages various capital ratios to maintain appropriate capital levels in accordance with Board-approved capital guidelines. While the Company intends to maintain sufficient capital in each of its bank subsidiaries to be "well capitalized" as defined by the regulatory agencies, management ascribes the most significance to the tangible common equity ratio.


TABLE 19   SUBSIDIARY CAPITAL RATIOS


                                               At December 31, 1997
                                      ------------------------------------------
                                                    Total
                                       Tier 1  Risk-based                 Total
(Dollars in Millions)                  Capital    Capital     Leverage   Assets
--------------------------------------------------------------------------------
REGULATORY CAPITAL REQUIREMENTS:
Minimum . . . . . . . . . . . . . .        4.0%       8.0%         3.0%
Well-Capitalized. . . . . . . . . .        6.0       10.0          5.0
SIGNIFICANT BANK SUBSIDIARIES:
U.S. Bank National Association  . .        7.7       11.5          7.6   $67,597
First Bank of South Dakota
  (National Association). . . . . .       10.8       15.0         10.9     1,332
First Bank Montana,
  National Association. . . . . . .        8.2       11.8          9.3     1,213
--------------------------------------------------------------------------------

NOTE: THESE BALANCES AND RATIOS WERE PREPARED IN ACCORDANCE WITH REGULATORY ACCOUNTING PRINCIPLES AS DISCLOSED IN THE SUBSIDIARIES' REGULATORY REPORTS.


U.S. Bancorp                                                                  37

DIVIDENDS During 1997, total dividends on common stock were $445.7 million compared with $406.9 million in 1996 and $327.4 million in 1995. The Company has raised its quarterly dividend rate in each of the past five years. On a per share basis, dividends paid to common shareholders totaled $1.86 in 1997, $1.65 in 1996 and $1.45 in 1995. On February 18, 1998, the Board of Directors increased the quarterly common dividend rate to $.525 from $.465 and announced its intention to declare a three-for-one split of the Company's common stock and to increase the number of common and preferred shares which the Company has authority to issue from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The increase in the number of authorized shares is subject to shareholder approval. The stock split would be in the form of a dividend payable May 18, 1998 to shareholders of record on May 4, 1998. The impact of the stock split has not been reflected in the financial statements or any share or per share data.

      The Company's primary funding sources for common stock dividends are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its depository subsidiaries is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note S.

ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement uses a "financial components" approach which focuses on control to determine whether assets have been sold. If the entity has surrendered control over the transferred assets, the transaction is considered a sale. Control is considered surrendered only if the seller has no legal right to the assets, even in bankruptcy; the buyer has the right to pledge or exchange the assets; and the seller does not maintain effective control over the assets through an agreement to repurchase or redeem them. If control is retained, the transaction is then considered a financing. The adoption of SFAS 125 did not have a material effect on the Company. SFAS 125 has been amended (SFAS 127), deferring until January 1, 1998, its adoption in the accounting for securities lending, repurchase agreements and other secured financing transactions. The adoption of SFAS 125 relating to these transaction types is not expected to have a material effect on the Company.

EARNINGS PER SHARE SFAS 128, "Earnings per Share," replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. Diluted earnings per share is calculated similarly to fully diluted earnings per share. SFAS 128 became effective for the Company's 1997 year-end financial statements. All prior period earnings per share data presented have been restated to conform to the provisions of this statement.


38                                                                  U.S. Bancorp

COMPREHENSIVE INCOME SFAS 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement also requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the balance sheet. SFAS 130 is effective January 1, 1998, with all prior periods presented restated to conform to the provisions of this Statement.

SEGMENT DISCLOSURE SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Statement requires the disclosure of profit or loss, certain specific revenue and expense items, and assets of all operating segments, with reconciliations of amounts presented in the financial statements. The Statement also requires the disclosure of how the operating segments were determined, the products and services provided by the segments, differences between measurements used in reporting segment information and those used in the financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective with the 1998 year-end financial statements, with comparative information for prior periods required.

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

FOURTH QUARTER SUMMARY

In the fourth quarter of 1997, the Company reported operating earnings of $335.5 million ($1.34 per diluted share) compared with $291.8 million ($1.15 per diluted share) in the fourth quarter of 1996. The strong results for the fourth quarter of 1997 reflected growth in both net interest income and noninterest income and a decrease in noninterest expense from the fourth quarter of 1996. Including nonrecurring items related to the USBC acquisition, the Company had net income for the fourth quarter of 1997 of $288.9 million ($1.16 per diluted share), compared with net income of $292.1 million ($1.15 per diluted share) in the fourth quarter of 1996.


U.S. Bancorp                                                                  39

TABLE 20   FOURTH QUARTER SUMMARY


                                                          Three Months Ended
                                                              December 31
                                                        ---------------------
(Dollars in Millions, Except Per Share Data)              1997           1996
-----------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis) . . . .  $784.7         $778.1
Provision for credit losses  . . . . . . . . . . . . .    90.0           75.5
                                                        ---------------------
     Net interest income after provision
       for credit losses . . . . . . . . . . . . . . .   694.7          702.6
Securities gains . . . . . . . . . . . . . . . . . . .    --               .5
Other noninterest income . . . . . . . . . . . . . . .   420.5          360.3
Merger, integration, and resizing. . . . . . . . . . .    71.4           --
Other noninterest expense. . . . . . . . . . . . . . .   572.8          586.9
                                                        ---------------------
     Income before income taxes  . . . . . . . . . . .   471.0          476.5
Taxable-equivalent adjustment. . . . . . . . . . . . .    13.7           15.9
Income taxes . . . . . . . . . . . . . . . . . . . . .   168.4          168.5
                                                        ---------------------
     Net income  . . . . . . . . . . . . . . . . . . .  $288.9         $292.1
                                                        ---------------------
                                                        ---------------------
FINANCIAL RATIOS
Return on average assets . . . . . . . . . . . . . . .   1.64%          1.71%
Return on average common equity. . . . . . . . . . . .    20.0           20.1
Net interest margin (taxable-equivalent basis) . . . .    4.99           5.09
Efficiency ratio . . . . . . . . . . . . . . . . . . .    53.5           51.6

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS:
Return on average assets . . . . . . . . . . . . . . .    1.91           1.70
Return on average common equity. . . . . . . . . . . .    23.3           20.1
Efficiency ratio . . . . . . . . . . . . . . . . . . .    47.5           51.6

PER SHARE DATA:
Net income . . . . . . . . . . . . . . . . . . . . . .  $ 1.17         $ 1.17
Net income (diluted) . . . . . . . . . . . . . . . . .    1.16           1.15
Common dividends paid. . . . . . . . . . . . . . . . .   .4650          .4125
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

      Fourth quarter net interest income on a taxable- equivalent basis increased $6.6 million to $784.7 million, compared with the fourth quarter of 1996. The increase was primarily the result of an increase in earning assets of $1.5 billion over the fourth quarter of 1996, driven by core commercial and consumer loan production, partially offset by reductions in investment securities and residential mortgages. The net interest margin on a taxable-equivalent basis was 4.99 percent compared with 5.09 percent a year ago, reflecting growth in Payment Systems' noninterest-bearing assets, including corporate and purchasing card loan balances.

      The provision for credit losses increased to $90.0 million in the fourth quarter of 1997, compared with $75.5 million in the fourth quarter of 1996.

      Noninterest income, before nonrecurring items, increased $60.2 million from the same quarter a year ago, to $420.5 million. The improvement resulted from growth in all categories of fee revenue. Credit card fee revenue increased as a result of higher sales volumes for purchasing and corporate cards and the Northwest Airlines WorldPerks credit card, partially offset by the effect of the first quarter corporate card securitization. Fourth quarter 1997 credit card fees were also enhanced by the renewal of the Northwest Airlines WorldPerks credit card program, which extended the program for five years. Trust and investment management fees were up due to growth in the corporate, institutional and personal trust businesses.

      Fourth quarter noninterest expense, before nonrecurring items, totaled $572.8 million, a decrease of $14.1 million from the fourth quarter of 1996. Expense reductions in a number of categories reflected the benefits of the merger, partially offset by incremental expense related to revenue increases. Other personnel expense decreased, reflecting lower contract labor expense associated with 1996 technology projects that are now complete. Offsetting the favorable variance in contract labor was an increase in professional services, related to several 1997 technology initiatives which involve third party consulting arrangements. Goodwill and other intangible expense increased as a result of several small bank and portfolio purchases during 1997. The efficiency ratio, before nonrecurring items, for the fourth quarter of 1997 improved to
47.5 percent from 51.6 percent for the same quarter last year.


40                                                                  U.S. Bancorp

                              CONSOLIDATED BALANCE SHEET

At December 31 (In Millions, Except Shares)               1997           1996
-----------------------------------------------------------------------------

ASSETS
Cash and due from banks. . . . . . . . . . . . . . .   $ 4,739        $ 4,813
Federal funds sold . . . . . . . . . . . . . . . . .        62             95
Securities purchased under agreements to resell. . .       630            803
Trading account securities . . . . . . . . . . . . .       195            231
Available-for-sale securities  . . . . . . . . . . .     6,885          6,473
Held-to-maturity securities (fair value: 1996 - $811)       --            797
Loans. . . . . . . . . . . . . . . . . . . . . . . .    54,708         52,355
     Less allowance for credit losses. . . . . . . .     1,009            993
                                                       ----------------------
     Net loans . . . . . . . . . . . . . . . . . . .    53,699         51,362
Bank premises and equipment. . . . . . . . . . . . .       860          1,018
Interest receivable. . . . . . . . . . . . . . . . .       405            377
Customers' liability on acceptances. . . . . . . . .       535            497
Other assets . . . . . . . . . . . . . . . . . . . .     3,285          3,283
                                                       ----------------------
         Total assets. . . . . . . . . . . . . . . .   $71,295        $69,749
                                                       ----------------------
                                                       ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing . . . . . . . . . . . . . .   $14,544        $14,344
     Interest-bearing. . . . . . . . . . . . . . . .    34,483         35,012
                                                       ----------------------
        Total deposits . . . . . . . . . . . . . . .    49,027         49,356
Federal funds purchased. . . . . . . . . . . . . . .       800          1,672
Securities sold under agreements to repurchase . . .     1,518          1,729
Other short-term funds borrowed. . . . . . . . . . .       974          3,191
Long-term debt . . . . . . . . . . . . . . . . . . .    10,247          5,369
Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts holding solely
     the junior subordinated debentures of the parent
     company . . . . . . . . . . . . . . . . . . . .       600            600
Acceptances outstanding. . . . . . . . . . . . . . .       535            497
Other liabilities. . . . . . . . . . . . . . . . . .     1,704          1,572
                                                       ----------------------
        Total liabilities. . . . . . . . . . . . . .    65,405         63,986
Shareholders' equity:
     Preferred stock . . . . . . . . . . . . . . . .        --            150
     Common stock, par value $1.25 a share-authorized
       500,000,000 shares; issued: 1997 -
       246,644,338 shares; 1996 - 252,883,487
       shares  . . . . . . . . . . . . . . . . . . .       308            316
     Capital surplus . . . . . . . . . . . . . . . .     1,878          1,929
     Retained earnings . . . . . . . . . . . . . . .     3,645          3,809
     Unrealized gain on securities, net of tax . . .        59              5
     Less cost of common stock in treasury: 1996 -
       6,877,497 shares. . . . . . . . . . . . . . .        --           (446)
                                                       ----------------------
        Total shareholders' equity . . . . . . . . .     5,890          5,763
                                                       ----------------------
        Total liabilities and shareholders' equity .   $71,295        $69,749
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


U.S. Bancorp                                                                  41

                           CONSOLIDATED STATEMENT OF INCOME



Year Ended December 31 (In Millions, Except Per Share Data)            1997           1996           1995
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4,784.5       $4,537.7       $4,373.4
Securities:
     Taxable . . . . . . . . . . . . . . . . . . . . . . . .          371.5          420.5          420.3
     Exempt from federal income taxes. . . . . . . . . . . .           68.1           71.0           59.8
Other interest income. . . . . . . . . . . . . . . . . . . .           69.5           85.2           67.3
                                                                   --------------------------------------
          Total interest income. . . . . . . . . . . . . . .        5,293.6        5,114.4        4,920.8

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        1,436.8        1,441.3        1,416.7
Federal funds purchased and repurchase agreements. . . . . .          183.0          197.9          218.2
Other short-term funds borrowed. . . . . . . . . . . . . . .          117.6          198.0          189.8
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .          459.0          303.8          273.4
Company-obligated mandatorily redeemable preferred
     securities of subsidiary trusts holding solely the
     junior subordinated debentures of the parent company. .           49.1            2.8             --
                                                                   --------------------------------------
          Total interest expense . . . . . . . . . . . . . .        2,245.5        2,143.8        2,098.1
                                                                   --------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . . .        3,048.1        2,970.6        2,822.7
Provision for credit losses. . . . . . . . . . . . . . . . .          460.3          271.2          239.1
                                                                   --------------------------------------
Net interest income after provision for credit losses. . . .        2,587.8        2,699.4        2,583.6

NONINTEREST INCOME
Credit card fee revenue. . . . . . . . . . . . . . . . . . .          418.8          351.5          303.9
Service charges on deposit accounts. . . . . . . . . . . . .          396.2          377.2          345.0
Trust and investment management fees . . . . . . . . . . . .          348.0          302.3          241.1
Gain on sale of mortgage banking operations, branches and
     other assets. . . . . . . . . . . . . . . . . . . . . .            9.4           71.4           39.9
Securities gains . . . . . . . . . . . . . . . . . . . . . .            3.6           20.8            3.0
Termination fee. . . . . . . . . . . . . . . . . . . . . . .             --          190.0             --
State income tax refund. . . . . . . . . . . . . . . . . . .             --           65.0             --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          439.2          404.9          380.4
                                                                   --------------------------------------
          Total noninterest income . . . . . . . . . . . . .        1,615.2        1,783.1        1,313.3

NONINTEREST EXPENSE
Salaries . . . . . . . . . . . . . . . . . . . . . . . . . .          969.3          964.5          927.5
Employee benefits. . . . . . . . . . . . . . . . . . . . . .          217.4          220.3          209.9
Net occupancy. . . . . . . . . . . . . . . . . . . . . . . .          182.0          179.4          183.4
Furniture and equipment. . . . . . . . . . . . . . . . . . .          165.4          175.2          184.5
Goodwill and other intangible assets . . . . . . . . . . . .          113.3          130.1           76.0
Professional services. . . . . . . . . . . . . . . . . . . .           70.3           58.0           59.2
Other personnel costs. . . . . . . . . . . . . . . . . . . .           66.6           83.4           62.4
FDIC insurance . . . . . . . . . . . . . . . . . . . . . . .            9.0           11.9           64.5
Merger, integration, and resizing. . . . . . . . . . . . . .          511.6           88.1           98.9
SAIF special assessment. . . . . . . . . . . . . . . . . . .             --           61.3             --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          507.4          565.9          609.6
                                                                   --------------------------------------
          Total noninterest expense. . . . . . . . . . . . .        2,812.3        2,538.1        2,475.9
                                                                   --------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . .        1,390.7        1,944.4        1,421.0
Applicable income taxes. . . . . . . . . . . . . . . . . . .          552.2          725.7          523.9
                                                                   --------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $  838.5       $1,218.7      $   897.1
                                                                   --------------------------------------
                                                                   --------------------------------------
Net income applicable to common equity . . . . . . . . . . .       $  827.9       $1,200.3      $   877.4
                                                                   --------------------------------------
                                                                   --------------------------------------
Net income per common share. . . . . . . . . . . . . . . . .       $   3.39       $   4.81      $    3.56
Diluted net income per common share. . . . . . . . . . . . .       $   3.34       $   4.72      $    3.48
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



42                                                                  U.S. Bancorp

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                      Common
                                                      Shares      Preferred         Common        Capital
(In Millions, Except Shares)                    Outstanding*          Stock          Stock        Surplus
---------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994. . . . . . . . . .     248,686,447        $ 268.1         $311.9       $1,928.1
Net income . . . . . . . . . . . . . . . . .
Dividends declared:
  Preferred. . . . . . . . . . . . . . . . .
  Common . . . . . . . . . . . . . . . . . .
Purchase and retirement of treasury stock. .     (16,888,542)                         (6.2)        (169.6)
Issuance of common stock:
  Acquisitions . . . . . . . . . . . . . . .       2,788,619                            .3            4.3
  Dividend reinvestment. . . . . . . . . . .         505,138                            .3            8.0
  Stock option and stock purchase plans. . .       2,845,176                           1.6           51.1
  Stock warrants exercised . . . . . . . . .          42,039
Redemption/conversion of preferred stock . .          92,479          (14.9)
Common stock issued to redeem
  subordinated debt. . . . . . . . . . . . .       2,960,525                           3.7           46.0
Change in unrealized gains/(losses). . . . .
                                                ---------------------------------------------------------
BALANCE DECEMBER 31, 1995. . . . . . . . . .     241,031,881          253.2          311.6        1,867.9
Net income . . . . . . . . . . . . . . . . .
Dividends declared:
  Preferred. . . . . . . . . . . . . . . . .
  Common . . . . . . . . . . . . . . . . . .
Purchase and retirement of treasury stock. .     (26,146,456)                        (17.0)        (688.2)
Issuance of common stock:
  Acquisitions . . . . . . . . . . . . . . .      23,751,183                          19.8          677.2
  Dividend reinvestment. . . . . . . . . . .         312,878                            .2            6.1
  Stock option and stock purchase plans. . .       3,494,810                           1.5           66.1
Redemption/conversion of preferred stock . .       3,561,694         (103.2)
Change in unrealized gains/(losses)  . . . .
                                                ---------------------------------------------------------
BALANCE DECEMBER 31, 1996. . . . . . . . . .     246,005,990          150.0          316.1        1,929.1
Net income . . . . . . . . . . . . . . . . .
Dividends declared:
  Preferred. . . . . . . . . . . . . . . . .
  Common . . . . . . . . . . . . . . . . . .
Purchase and retirement of treasury stock. .      (4,890,355)                        (13.7)        (293.9)
Issuance of common stock:
  Acquisitions . . . . . . . . . . . . . . .         949,295                           1.2           86.2
  Dividend reinvestment. . . . . . . . . . .         200,546                            .3           10.1
  Stock option and stock purchase plans. . .       4,378,862                           4.4          146.2
Redemption of preferred stock. . . . . . . .                         (150.0)
Change in unrealized gains/(losses). . . . .
                                                ---------------------------------------------------------
BALANCE DECEMBER 31, 1997. . . . . . . . . .     246,644,338        $    --         $308.3       $1,877.7
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

                                                                   Unrealized
                                                                Gains/(Losses)
                                                    Retained   on Securities,     Treasury
(In Millions, Except Shares)                        Earnings       Net of Tax      Stock**          Total
---------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994. . . . . . . . . .        $2,768.6          $(145.1)    $  (26.7)     $ 5,104.9

Net income . . . . . . . . . . . . . . . . .           897.1                                        897.1
Dividends declared:
  Preferred. . . . . . . . . . . . . . . . .           (19.7)                                       (19.7)
  Common . . . . . . . . . . . . . . . . . .          (327.4)                                      (327.4)
Purchase and retirement of treasury stock. .                                        (545.2)        (721.0)
Issuance of common stock:
  Acquisitions . . . . . . . . . . . . . . .            (3.7)                        104.7          105.6
  Dividend reinvestment. . . . . . . . . . .                                           9.3           17.6
  Stock option and stock purchase plans. . .           (36.3)                         54.6           71.0
  Stock warrants exercised . . . . . . . . .            (1.3)                          1.6             .3
Redemption/conversion of preferred stock . .            (2.2)                          3.9          (13.2)
Common stock issued to redeem
  subordinated debt. . . . . . . . . . . . .                                                         49.7
Change in unrealized gains/(losses). . . . .                            177.0                       177.0
                                                ---------------------------------------------------------
BALANCE DECEMBER 31, 1995. . . . . . . . . .         3,275.1             31.9       (397.8)       5,341.9
Net income . . . . . . . . . . . . . . . . .         1,218.7                                      1,218.7
Dividends declared:
  Preferred. . . . . . . . . . . . . . . . .           (18.4)                                       (18.4)
  Common . . . . . . . . . . . . . . . . . .          (406.9)                                      (406.9)
Purchase and retirement of treasury stock. .                                        (784.9)      (1,490.1)
Issuance of common stock:
  Acquisitions . . . . . . . . . . . . . . .           (44.4)                        384.2        1,036.8
  Dividend reinvestment. . . . . . . . . . .                                          11.5           17.8
  Stock option and stock purchase plans. . .           (96.5)                        119.7           90.8
Redemption/conversion of preferred stock . .          (118.2)                        221.4             --
Change in unrealized gains/(losses)  . . . .                            (27.2)                      (27.2)
                                                ---------------------------------------------------------
BALANCE DECEMBER 31, 1996. . . . . . . . . .         3,809.4              4.7       (445.9)       5,763.4
Net income . . . . . . . . . . . . . . . . .           838.5                                        838.5
Dividends declared:
  Preferred. . . . . . . . . . . . . . . . .           (10.6)                                       (10.6)
  Common . . . . . . . . . . . . . . . . . .          (445.7)                                      (445.7)
Purchase and retirement of treasury stock. .          (514.6)                        391.2         (431.0)
Issuance of common stock:
  Acquisitions . . . . . . . . . . . . . . .                                                         87.4
  Dividend reinvestment. . . . . . . . . . .                                           8.3           18.7
  Stock option and stock purchase plans. . .           (32.2)                         46.4          164.8
Redemption of preferred stock. . . . . . . .                                                       (150.0)
Change in unrealized gains/(losses). . . . .                             54.6                        54.6
                                                ---------------------------------------------------------
BALANCE DECEMBER 31, 1997. . . . . . . . . .        $3,644.8         $   59.3      $    --      $ 5,890.1
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


 *DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY.
**ENDING TREASURY SHARES WERE 6,877,497 AT DECEMBER 31, 1996 AND 8,297,756 AT
  DECEMBER 31, 1995.

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


U.S. Bancorp                                                                  43

                         CONSOLIDATED STATEMENT OF CASH FLOWS



Year Ended December 31 (In Millions)                                        1997           1996           1995
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  838.5      $ 1,218.7       $  897.1
Adjustments to reconcile net income to net cash provided
by operating activities:
   Provision for credit losses . . . . . . . . . . . . . . . . .           460.3          271.2          239.1
   Gains on available-for-sale securities. . . . . . . . . . . .            (3.6)         (20.8)          (3.0)
   Depreciation and amortization of bank premises and equipment            133.8          150.2          158.9
   Provision for deferred income taxes . . . . . . . . . . . . .            37.6           51.0           23.5
   Amortization of goodwill and other intangible assets. . . . .           113.3          130.1           76.0
   Noncash portion of merger, integration, and resizing charges.           294.5           40.4           87.6
   Gains on sales of mortgage banking operations, branches and
        other assets . . . . . . . . . . . . . . . . . . . . . .            (9.4)         (71.4)         (39.9)
   Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
        Decrease (increase) in trading account securities. . . .            36.0          135.0         (129.7)
        (Increase) decrease in loans held for sale . . . . . . .          (151.0)          87.9          129.2
        Decrease (increase) in accrued receivables . . . . . . .           348.3         (157.9)         (28.3)
        Increase in prepaid expenses . . . . . . . . . . . . . .          (388.2)         (38.5)          (4.0)
        Increase in accrued liabilities. . . . . . . . . . . . .            59.6          126.7          106.7
   Other - net . . . . . . . . . . . . . . . . . . . . . . . . .          (278.3)         (77.3)         (62.5)
                                                                         -------------------------------------
           Net cash provided by operating activities . . . . . .         1,491.4        1,845.3        1,450.7
                                                                         -------------------------------------
INVESTING ACTIVITIES
Net cash provided (used) by:
   Interest-bearing deposits with banks. . . . . . . . . . . . .            14.9           (4.1)          30.2
   Loans outstanding . . . . . . . . . . . . . . . . . . . . . .        (2,283.4)      (2,019.1)      (3,376.9)
   Securities purchased under agreements to resell . . . . . . .           173.4         (247.5)         226.6
Available-for-sale securities:
   Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,046.7        1,694.8        3,052.8
   Maturities. . . . . . . . . . . . . . . . . . . . . . . . . .         1,569.0        2,120.9        1,138.3
   Purchases . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,082.9)      (1,419.1)      (1,842.8)
Investment securities:
   Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             --            3.9
   Maturities. . . . . . . . . . . . . . . . . . . . . . . . . .            37.4          114.2          367.2
   Purchases . . . . . . . . . . . . . . . . . . . . . . . . . .              --             --          (53.2)
Proceeds from sales of other real estate . . . . . . . . . . . .            62.9          127.9          120.2
Proceeds from sales of bank premises and equipment . . . . . . .            97.0           44.5           90.3
Purchases of bank premises and equipment . . . . . . . . . . . .          (142.4)        (165.4)        (137.5)
Sales of loans . . . . . . . . . . . . . . . . . . . . . . . . .            58.4          147.9          507.1
Purchases of loans . . . . . . . . . . . . . . . . . . . . . . .          (361.2)         (19.5)          (4.6)
Securitization of corporate charge card balances . . . . . . . .           418.1             --             --
Cash and cash equivalents of acquired subsidiaries . . . . . . .            43.2          245.8           55.4
Acquisitions, net of cash received . . . . . . . . . . . . . . .           (23.6)         (38.3)        (113.2)
Sales of subsidiary operations . . . . . . . . . . . . . . . . .              --          (70.3)          23.1
Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . .           (40.0)         (40.3)         (26.6)
                                                                         -------------------------------------
           Net cash (used) provided by investing activities. . .        (1,412.5)         472.4           60.3
                                                                         -------------------------------------

FINANCING ACTIVITIES
Net cash (used) provided by:
   Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .          (882.8)          78.4         (118.7)
   Federal funds purchased and securities sold under agreements
   to repurchase . . . . . . . . . . . . . . . . . . . . . . . .        (1,091.1)        (697.6)      (1,791.9)
   Short-term borrowings . . . . . . . . . . . . . . . . . . . .        (2,217.3)        (868.3)       2,115.9
Sales of deposits. . . . . . . . . . . . . . . . . . . . . . . .              --             --         (858.0)
Long-term debt transactions:
   Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . .         6,577.5        2,004.0        1,726.6
   Principal payments. . . . . . . . . . . . . . . . . . . . . .        (1,718.5)      (1,238.1)      (1,184.6)
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company . . . . . . . .              --          600.0             --
Redemption of preferred stock. . . . . . . . . . . . . . . . . .          (150.0)            --          (13.2)
Proceeds from dividend reinvestment, stock option, and stock
   purchase plans. . . . . . . . . . . . . . . . . . . . . . . .           183.5          108.6           88.9
Repurchase of common stock . . . . . . . . . . . . . . . . . . .          (431.0)      (1,490.1)        (721.0)
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . .          (456.3)        (414.8)        (344.5)
                                                                         -------------------------------------
           Net cash used by financing activities . . . . . . . .          (186.0)      (1,917.9)      (1,100.5)
                                                                         -------------------------------------
           Change in cash and cash equivalents . . . . . . . . .          (107.1)         399.8          410.5
Cash and cash equivalents at beginning of year . . . . . . . . .         4,908.1        4,508.3        4,097.8
                                                                         -------------------------------------
           Cash and cash equivalents at end of year. . . . . . .       $ 4,801.0       $4,908.1       $4,508.3
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



44                                                                  U.S. Bancorp

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A   SIGNIFICANT ACCOUNTING POLICIES

U.S. Bancorp, formerly known as First Bank System, Inc., (the "Company") or ("USB") is the organization created by the acquisition by First Bank System, Inc. of U.S. Bancorp. The Company is a regional multibank holding company that provides banking and other financial services principally to domestic markets. See Note C for information regarding the merger. The Company has four primary businesses that operate principally in the 17 states of Minnesota, Oregon, Washington, Colorado, California, Idaho, Nebraska, North Dakota, Nevada, South Dakota, Montana, Iowa, Illinois, Utah, Wisconsin, Kansas, and Wyoming. Retail Banking delivers products and services to the broad consumer market and small-businesses through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing and merchant processing. Commercial & Business Banking and PFS provides lending, treasury management, and other financial services to middle-market, large corporate, and mortgage banking companies. It also provides private banking and personal trust services. Corporate Trust and Institutional Financial Services include institutional and corporate trust services, investment management services, and a full-service brokerage company.

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

SECURITIES

TRADING ACCOUNT SECURITIES Debt and equity securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in noninterest income.

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

HELD-TO-MATURITY SECURITIES Included in held-to-maturity securities are those securities which management has the positive intent and ability to hold to maturity. These securities are stated at cost, as adjusted for accretion of discounts or amortization of premiums, computed by the interest method. The adjusted cost of the specific security sold is used to compute the gains or losses on the sale.

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

NONACCRUAL LOANS Generally commercial loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid interest is reversed. Future interest payments are generally applied against principal. However, consumer loans other than residential mortgages are generally charged-off at 120 days past due and are, therefore, not placed on non-accrual status.

LEASES Certain subsidiaries engage in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values less unearned income. Unearned income is added to interest income over the terms of the leases to produce a level yield.



U.S. Bancorp                                                                  45

      The investment in leveraged leases is the sum of all lease payments (less nonrecourse debt payments) plus estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.

LOANS AND MORTGAGES HELD FOR SALE These loans are carried at the lower of cost or market value as determined on an aggregate basis by type of loan.

OTHER REAL ESTATE Other real estate ("ORE"), which is included in other assets, is property acquired through foreclosure or other proceedings. ORE is initially recorded at fair value and carried at the lower of cost or fair value, less estimated selling costs. The property is evaluated regularly and any decreases in the carrying amount are included in noninterest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS AND CONTRACTS The Company uses interest rate swaps and contracts (forwards, options, caps and floors) to manage its interest rate risk and as a financial intermediary. The Company does not enter into these contracts for speculative purposes. Income or expense on swaps and contracts designated as hedges of assets or liabilities is recorded as an adjustment to interest income or expense. If the swap or contract is terminated, the gain or loss is deferred and amortized over the remaining life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition. The initial bid/offer spread on intermediated swaps is deferred and recognized in trading account profits and commissions over the life of the agreement. Intermediated swaps and all other interest rate contracts are marked to market and resulting gains or losses are recorded in trading account profits and commissions.

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

INTANGIBLE ASSETS Goodwill, the price paid over the book value of acquired businesses, is included in other assets and is amortized over periods up to 25 years. Other intangible assets are amortized over their estimated useful lives, which range from seven to fifteen years, using straight-line and accelerated methods.

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

PER SHARE CALCULATIONS Basic earnings per share is calculated by dividing net income (less preferred stock dividends) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method.

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


46                                                                  U.S. Bancorp

EARNINGS PER SHARE SFAS 128, "Earnings per Share," replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. Diluted earnings per share is calculated similarly to the fully diluted earnings per share. SFAS 128 became effective for the Company's 1997 year-end financial statements. All prior period earnings per share data presented have been restated to conform to the provisions of this statement.

COMPREHENSIVE INCOME SFAS 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement also requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the balance sheet. SFAS 130 is effective January 1, 1998, with all prior periods presented restated to conform to the provisions of this Statement.

SEGMENT DISCLOSURE SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Statement requires the disclosure of profit or loss, certain specific revenue and expense items, and assets of all operating segments, with reconciliations of amounts presented in the financial statements. The Statement also requires the disclosure of how the operating segments were determined, the products and services provided by the segments, differences between measurements used in reporting segment information and those used in the financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 is effective with the 1998 year-end financial statements, with comparative information for prior periods required.

NOTE C   BUSINESS COMBINATIONS AND DIVESTITURES

U.S. BANCORP On August 1, 1997, First Bank System, Inc. ("FBS") issued 109.9 million common shares to acquire U.S. Bancorp ("USBC"). As of the acquisition date, the combined institution, now known as U.S. Bancorp, had approximately $70 billion in assets, $49 billion in deposits and served nearly four million households and 475,000 businesses in 17 contiguous states from Illinois to Washington. The Company exchanged .755 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options also were converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company having substantially identical terms. The transaction was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of USBC.

      Operating results of FBS and USBC individually, as previously reported, and the combined company, reflecting certain reclassifications to conform to the current presentation, for the six months ended June 30, 1997, and the years ended December 31, 1996 and 1995 were:


                                    Six Months Ended   Year Ended December 31
                                             June 30   ----------------------
(In Millions, Except Per-Share Amounts)         1997         1996        1995
-----------------------------------------------------------------------------
FBS                                       (Unaudited)
     Net interest income . . . . .           $ 765.0     $1,533.0    $1,440.2
     Net income. . . . . . . . . .             350.1        739.8       568.1
USBC
     Net interest income . . . . .             770.1      1,466.6     1,399.4
     Net income. . . . . . . . . .             247.1        478.9       329.0
Combined
     Net interest income . . . . .           1,511.8      2,970.6     2,822.7
     Net income. . . . . . . . . .             597.2      1,218.7       897.1
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------



U.S. Bancorp                                                                  47

PIPER JAFFRAY COMPANIES INC. On December 15, 1997, the Company announced the acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm, in a cash transaction for $730 million or $37.25 per Piper Jaffray common share. The acquisition will allow the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary which will be known as U.S. Bancorp Piper Jaffray Inc. The acquisition, which will be accounted for as a purchase, is subject to approval by Piper Jaffray shareholders and regulators and is expected to close in the second quarter of 1998.

OTHER ACQUISITIONS Effective December 12, 1997, the Company completed its acquisition of the $360 million Zappco, Inc., a bank holding company headquartered in St. Cloud, Minnesota. Effective April 30, 1997, USBC completed its acquisition of the $214 million Business and Professional Bank of Sacramento, California. On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues. Effective January 1, 1997, USBC completed its acquisition of the $70 million Sun Capital Bancorp of St. George, Utah. These transactions were accounted for as purchase acquisitions.

      On June 6, 1996, USBC acquired California Bancshares, Inc. ("CBI"), a holding company for a multi-bank commercial banking operation serving the East San Francisco Bay Area and the Central Valley of Northern California. CBI had $1.6 billion in assets and $1.4 billion in deposits. The total value of the transaction, accounted for as a purchase, was approximately $325 million. On February 16, 1996, the Company completed its acquisition of Omaha-based FirsTier Financial, Inc. ("FirsTier"). FirsTier had $3.7 billion in assets, $2.9 billion in deposits, and 63 offices in Nebraska and Iowa. The total value of the transaction, accounted for as a purchase, was approximately $717 million.

SALE OF MORTGAGE BANKING OPERATIONS, BRANCHES AND OTHER ASSETS During 1996, FBS sold its servicing and loan production business to three parties. Bank of America, fsb, a subsidiary of BankAmerica Corporation, purchased approximately $14 billion in mortgage servicing rights. Columbia National, Inc. of Maryland, and Knutson Mortgage Co., of Minnesota, agreed to purchase the Company's loan production business. The Company now delivers mortgage loan products through bank branches and telemarketing. These transactions resulted in a net gain of $45.8 million. In addition, the Company recognized $3.0 million of net losses on credit card portfolio sales during 1996.

      As part of the regulatory approval process for the West One Bancorp acquisition by USBC in December 1995, USBC divested 31 branches during 1996, primarily in Oregon, with deposits of approximately $700 million and loans of approximately $400 million. USBC recognized a pre-tax gain of $28.8 million related to this transaction.

FIRST INTERSTATE BANCORP On November 6, 1995, the Company and First Interstate Bancorp ("First Interstate") announced that they had entered into a definitive agreement whereby the Company would exchange 2.6 shares of its common stock for each share of First Interstate common stock. On January 24, 1996, First Interstate announced that it had terminated the merger agreement with the Company and had entered into a definitive agreement with Wells Fargo & Company ("Wells Fargo"). Under terms of a settlement agreement, the Company received $125 million on January 24, 1996. The Company received an additional $75 million on April 1, 1996, upon consummation of the merger of First Interstate and Wells Fargo. In addition, all litigation among the parties related to the acquisition of First Interstate has been settled. The Company incurred transaction costs of approximately $10 million in connection with the proposed merger.

NOTE D   RESTRICTIONS ON CASH AND DUE FROM BANKS

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $42 million at December 31, 1997.


48                                                                  U.S. Bancorp

NOTE E   SECURITIES

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 was as follows:



                                                    1997                                              1996
                               ------------------------------------------------------------------------------------------------
                                               Gross        Gross                                Gross        Gross
                                          Unrealized   Unrealized                           Unrealized   Unrealized
                               Amortized     Holding      Holding        Fair    Amortized     Holding      Holding        Fair
(In Millions)                       Cost       Gains       Losses       Value         Cost       Gains       Losses       Value
-------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury. . . . . . . . .    $  628        $  2         $ (2)     $  628       $1,035         $ 2         $ (9)     $1,028
Mortgage-backed. . . . . . . .     4,326          56          (16)      4,366        4,097          41          (34)      4,104
Other U.S. agencies. . . . . .       360          10           --         370          589           9           (3)        595
State and political. . . . . .     1,300          32           (1)      1,331          574           4           (5)        573
Other. . . . . . . . . . . . .       175          23           (8)        190          167           7           (1)        173
                               ------------------------------------------------------------------------------------------------
      Total. . . . . . . . . .    $6,789        $123         $(27)     $6,885       $6,462         $63         $(52)     $6,473
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


      The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity securities at December 31, 1996, was as follows:

                                               Gross        Gross
                                          Unrealized   Unrealized
                               Amortized     Holding      Holding        Fair
(In Millions)                       Cost       Gains       Losses       Value
-----------------------------------------------------------------------------
State and political. . . . . .      $787         $17          $(3)       $801
Other. . . . . . . . . . . . .        10          --           --          10
                               ----------------------------------------------
    Total. . . . . . . . . . .      $797         $17          $(3)       $811
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Securities with an amortized cost of $752.0 million and net unrealized holding gains of $18.2 million were transferred from held-to-maturity to available-for-sale on August 1, 1997, in connection with the acquisition of USBC.

      Securities carried at $4.4 billion at December 31, 1997, and $4.5 billion at December 31, 1996, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $1.5 billion and $1.7 billion at December 31, 1997, and 1996, respectively. Securities carried at $197.5 million at December 31, 1996, were pledged to secure Federal Home Loan Bank advances.

Gross realized gains and losses on securities were as follows:


(In Millions)                                   1997         1996        1995
-----------------------------------------------------------------------------
Gross realized gains . . . . . . . . . .       $ 5.0       $ 39.7       $ 8.0
Gross realized losses. . . . . . . . . .        (1.4)       (18.9)       (5.0)
                                               ------------------------------
    Net realized gains . . . . . . . . .       $ 3.6       $ 20.8       $ 3.0
                                               ------------------------------
Income taxes on realized gains . . . . .       $ 1.4       $  8.0       $ 1.2
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     For amortized cost, fair value and yield by maturity date of available-for-sale securities outstanding as of December 31, 1997, see Table 10 on page 29 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.


U.S. Bancorp                                                                  49

NOTE F   LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio at December 31 was as follows:

(In Millions)                                             1997           1996
-----------------------------------------------------------------------------
COMMERCIAL:
     Commercial. . . . . . . . . . . . . . . . . .     $23,399        $21,393
     Real estate:
       Commercial mortgage . . . . . . . . . . . .       8,025          8,022
       Construction. . . . . . . . . . . . . . . .       2,359          2,125
                                                       ----------------------
          Total commercial . . . . . . . . . . . .      33,783         31,540
                                                       ----------------------
CONSUMER:
     Residential mortgage. . . . . . . . . . . . .       4,480          5,225
     Residential mortgage held for sale. . . . . .         193            148
     Home equity and second mortgage . . . . . . .       5,373          4,798
     Credit card . . . . . . . . . . . . . . . . .       4,200          3,632
     Automobile. . . . . . . . . . . . . . . . . .       3,227          3,388
     Revolving credit. . . . . . . . . . . . . . .       1,567          1,581
     Installment . . . . . . . . . . . . . . . . .       1,199          1,463
     Student*. . . . . . . . . . . . . . . . . . .         686            580
                                                       ----------------------
          Total consumer . . . . . . . . . . . . .      20,925         20,815
                                                       ----------------------
          Total loans. . . . . . . . . . . . . . .     $54,708        $52,355
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

 *ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS.

      Loans carried at $2.7 billion at December 31, 1997, and $3.5 billion at December 31, 1996, were pledged at the Federal Home Loan Bank and the Federal Reserve. Nonaccrual and renegotiated loans totaled $297 million, $269 million, and $248 million at December 31, 1997, 1996, and 1995, respectively. At December 31, 1997, and 1996, the Company had $239 million and $201 million, respectively, in loans considered impaired under SFAS 114 classified nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the years ended December 31, 1997, 1996, and 1995, the average recorded investment in impaired loans was approximately $249 million, $176 million, and $220 million, respectively. The effect of nonaccrual and renegotiated loans on interest income was as follows:

                                                   Year ended December 31
                                               ------------------------------
(In Millions)                                   1997         1996        1995
-----------------------------------------------------------------------------
Interest income that would have been accrued
   at original contractual rates . . . .       $26.6        $32.3       $29.5
Amount recognized as interest income . .         9.5          7.5         6.3
                                               ------------------------------
Foregone revenue . . . . . . . . . . . .       $17.1        $24.8       $23.2
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 1997, totaled $17.3 million. During 1997, there were no loans that were restructured at market interest rates and returned to a fully performing status.

      Activity in the allowance for credit losses was as follows:


(In Millions)                                   1997         1996        1995
-------------------------------------------------------------------------------

Balance at beginning of year . . . . . . . .  $  992.5       $908.0      $862.3
Add:
   Provision charged to operating expense. .     460.3        271.2       239.1
Deduct:
   Loans charged off . . . . . . . . . . . .     576.4        397.2       326.0
   Less recoveries of loans charged off. . .     126.7        135.7       130.9
                                              ---------------------------------
   Net loans charged off . . . . . . . . . .     449.7        261.5       195.1
Additions from acquisitions and other. . . .       5.6         74.8         1.7
                                              ---------------------------------
Balance at end of year . . . . . . . . . . .  $1,008.7       $992.5      $908.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


50                                                                  U.S. Bancorp

NOTE G   BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31 consisted of the following:


(In Millions)                                             1997           1996
-----------------------------------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . . . .       $ 141         $  158
Buildings and improvements . . . . . . . . . . . .         881            977
Furniture, fixtures and equipment. . . . . . . . .         614            957
Capitalized building and equipment leases. . . . .         103             97
                                                         --------------------
                                                         1,739          2,189
Less accumulated depreciation and amortization . .         879          1,171
                                                         --------------------
   Total . . . . . . . . . . . . . . . . . . . . .       $ 860         $1,018
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

NOTE H   LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:


(In Millions)                                             1997           1996
-----------------------------------------------------------------------------

U.S. BANCORP (Parent Company):
Fixed-rate subordinated notes:
   8.125% due May 15, 2002 . . . . . . . . . . . .      $  150         $  150
   7.00% due March 15, 2003. . . . . . . . . . . .         150            150
   6.625% due May 15, 2003 . . . . . . . . . . . .         100            100
   8.00% due July 2, 2004. . . . . . . . . . . . .         125            125
   7.625% due May 1, 2005. . . . . . . . . . . . .         150            150
   6.75% due October 15, 2005. . . . . . . . . . .         300            300
   6.875% due September 15, 2007 . . . . . . . . .         250            250
   7.50% due June 1, 2026. . . . . . . . . . . . .         200            200
Floating-rate notes - due November 15, 1999. . . .         200            200
Floating-rate subordinated notes - due
   November 30, 2010 . . . . . . . . . . . . . . .         107            107
Medium-term notes. . . . . . . . . . . . . . . . .         652            671
Capitalized lease obligations, mortgage
   indebtedness and other. . . . . . . . . . . . .          26             27
                                                        ---------------------
                                                         2,410          2,430

SUBSIDIARIES:
Fixed-rate subordinated notes:
   6.00% due October 15, 2003. . . . . . . . . . .         100            100
   7.55% due June 15, 2004 . . . . . . . . . . . .         100            100
   8.35% due November 1, 2004. . . . . . . . . . .         100            100
   6.875% due April 1, 2006. . . . . . . . . . . .         125            125
Step-up subordinated notes - due August 15, 2005 .         100            100
Floating-rate notes - due February 27, 2000. . . .         250             --
Federal Home Loan Bank advances. . . . . . . . . .       1,392          1,543
Bank notes . . . . . . . . . . . . . . . . . . . .       5,602            814
Capitalized lease obligations, mortgage
   indebtedness and other. . . . . . . . . . . . .          68             57
                                                        ---------------------
   Total . . . . . . . . . . . . . . . . . . . . .     $10,247         $5,369
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

      Floating-rate notes due November 15, 1999, are the only assets of the U.S. Bancorp Putable Asset Trust 1996-1 (the "Trust"). The Trust entered into a call option, pursuant to which the call holder has the right to purchase the notes from the Trust at par on November 15, 1999. If the call is exercised, the notes would become fixed rate obligations due in 2006. If the call holder does not exercise the call option, the Company is required to redeem the notes immediately thereafter. The interest rate adjusts quarterly at .15 percent over the London Interbank Offered Rate ("LIBOR") for three month United States dollar deposits. At December 31, 1997, the interest rate was 6.15 percent.

      Floating-rate subordinated notes due November 30, 2010, may be redeemed at par at the Company's option. The annual interest rate for each quarterly period is one-eighth of 1 percent above LIBOR for three-month Euro-dollar deposits, subject to a minimum of 5.25 percent. At December 31, 1997, the interest rate was 6.19 percent.

      Step-up subordinated notes due August 15, 2005, are issued by the Company's subsidiary bank, U.S. Bank National Association (the "Bank"). The interest rate on these notes is 6.25 percent through August 14, 2000, and 7.30 percent thereafter. The notes have a one-time call feature at the option of the Bank on August 15, 2000.


U.S. Bancorp                                                                  51

      Floating-rate notes due February 27, 2000, are issued by the Bank and are the only assets of the U.S. Oregon Pass-Through Asset Trust 1997-1 (the "Trust"). The Trust entered into a call option, pursuant to which the call holder has the right to purchase the notes from the Trust at par on February 27, 2000. If the call is exercised, the notes would become fixed rate obligations due in 2007. If the call holder does not exercise the call option, the Bank is required to redeem the notes immediately thereafter. The interest rate adjusts quarterly at .10 percent over LIBOR for three month United States dollar deposits. At December 31, 1997, the interest rate was 5.98 percent.

      Medium-term notes outstanding at December 31, 1997, mature from April 1998 through August 2001. The notes bear floating interest rates ranging from 5.53 percent to 6.93 percent. The weighted average interest rate at December 31, 1997, was 6.15 percent. Federal Home Loan Bank advances outstanding at December 31, 1997, mature from January 1998 through October 2026. The advances bear fixed or floating interest rates ranging from 5.05 percent to 9.11 percent. The weighted average interest rate at December 31, 1997, was 5.94 percent. Bank notes outstanding at December 31, 1997, mature from February 1998 through December 2002. The notes bear fixed or floating interest rates ranging from 5.66 percent to 6.38 percent. The weighted average interest rate at December 31, 1997, was 5.95 percent.

      Maturities of long-term debt outstanding at December 31, 1997 were:


                                                                       Parent
(In Millions)                                     Consolidated        Company
-----------------------------------------------------------------------------
1998 . . . . . . . . . . . . . . . . . . . . . . .     $ 2,997         $  190
1999 . . . . . . . . . . . . . . . . . . . . . . .       1,946            373
2000 . . . . . . . . . . . . . . . . . . . . . . .       1,401            164
2001 . . . . . . . . . . . . . . . . . . . . . . .         791            131
2002 . . . . . . . . . . . . . . . . . . . . . . .         859            151
Thereafter . . . . . . . . . . . . . . . . . . . .       2,253          1,401
                                                   --------------------------
    Total. . . . . . . . . . . . . . . . . . . . .     $10,247         $2,410
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

NOTE I COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY

During 1996, the Company issued $600 million of preferred securities (the "Preferred Securities") through two wholly-owned subsidiary grantor trusts, FBS Capital I and U.S. Bancorp Capital I (the "Trusts"). The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the Indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trusts. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indentures. The Company has the right to redeem the Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date. The Company used the proceeds from the sales of the Debentures for general corporate purposes.

      FBS Capital I completed the sale of $300 million Preferred Securities in November 1996. The sole assets of FBS Capital I are $309 million principal amount 8.09 percent Debentures which mature in November 2026, and are redeemable prior to maturity at the option of the Company on or after November 15, 2006.

     U.S. Bancorp Capital I completed the sale of $300 million Preferred Securities in December 1996. The sole assets of U.S. Bancorp Capital I are $309 million principal amount 8.27 percent Debentures which mature in December 2026, and are redeemable prior to maturity at the option of the Company on or after December 15, 2006.


52                                                                  U.S. Bancorp

NOTE J   SHAREHOLDERS' EQUITY

COMMON STOCK At December 31, 1997, the Company had 23.5 million shares of common stock reserved for future issuances under the Dividend Reinvestment Plan, Employee Stock Purchase Plan, and the 1997 Stock Incentive Plan (see Note L).

      In connection with the acquisition of USBC, the number of authorized common shares for the Company was increased from 200 million shares to 500 million shares. The Company completed several acquisitions since 1995 with common shares issued in exchange for the stock of the acquired banks (see Note
C).
      Approximately 31.0 million common shares have been repurchased under 1996 Board authorizations, including 4.9 million during 1997. All authorizations were either completed or rescinded prior to the USBC acquisition. Under previous authorizations, the Company repurchased 16.9 million shares in 1995.

      The Company's Dividend Reinvestment Plan provides for automatic reinvestment of dividends and optional cash purchases of up to $60,000 worth of additional shares per calendar year at market price.

PREFERRED STOCK The Company has issued seven classes of cumulative preferred stock, with 10 million shares authorized. Since 1992, the Company has redeemed or called the four classes of $1.00 par value cumulative preferred stock, redeemed both classes of $.01 par value cumulative preferred stock, and redeemed the $1.00 par value, 8 1/8 percent cumulative preferred stock. At December 31, 1997, the Company had no preferred stock outstanding.

      On November 14, 1997, the Company redeemed all outstanding shares of its 8 1/8 percent Cumulative Preferred Stock, Series A at a redemption price of $25 per share, together with accrued and unpaid dividends.

      On November 29, 1996, the Company called the remaining 1,543,025 shares of its Series 1991A Cumulative Convertible Preferred Stock. As a result, at December 31, 1996, the redemption date, all remaining shares had been redeemed or converted into common stock. Prior to conversion, dividends on the Series 1991A shares, which had a $1.00 par value, were 7.125 percent per year.

      In January 1995, the Company redeemed for $27.00 per share in cash, plus accumulated and unpaid dividends, 488,750 shares of Series B, $2.875 Cumulative Perpetual Preferred Stock. Dividends on the Series B shares, which had a $.01 par value, were $2.875 per share prior to redemption.

      The preferred dividend requirement used in the calculation of earnings per common share was $10.6 million, $18.4 million, and $19.7 million, for the years 1997, 1996, and 1995, respectively.


NOTE K   EARNINGS PER SHARE

The components of earnings per share were:



(Dollars In Millions, Except Per Share Data)                      1997           1996           1995
----------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:

Net income . . . . . . . . . . . . . . . . . . . . . .          $838.5       $1,218.7         $897.1
Preferred dividends. . . . . . . . . . . . . . . . . .           (10.6)         (18.4)         (19.7)
                                                          ------------------------------------------
Net income to common stockholders. . . . . . . . . . .          $827.9       $1,200.3         $877.4
                                                          ------------------------------------------
                                                          ------------------------------------------
Average shares outstanding . . . . . . . . . . . . . .     244,516,964    249,726,158    246,217,723
                                                          ------------------------------------------
                                                          ------------------------------------------
Earnings per share . . . . . . . . . . . . . . . . . .          $ 3.39       $   4.81         $ 3.56
                                                          ------------------------------------------
                                                          ------------------------------------------
DILUTED EARNINGS PER SHARE:
Net income . . . . . . . . . . . . . . . . . . . . . .          $838.5       $1,218.7         $897.1
Preferred dividends, excluding 1991A Preferred Stock .           (10.6)         (12.2)         (12.2)
Interest expense on convertible securities, net. . . .              --             --            1.3
                                                          ------------------------------------------
Net income to common stockholders. . . . . . . . . . .          $827.9       $1,206.5         $886.2
                                                          ------------------------------------------
                                                          ------------------------------------------
Average shares outstanding . . . . . . . . . . . . . .     244,516,964    249,726,158    246,217,723
Net effect of the assumed purchase of stock under the
   stock option and stock purchase plans - based on
   the treasury stock method using average market
   price . . . . . . . . . . . . . . . . . . . . . . .       3,120,948      2,599,500      3,403,576
Conversion of Series 1991A Preferred Stock . . . . . .              --      3,065,010      3,563,191
Other convertible securities . . . . . . . . . . . . .              --             --      1,702,559
                                                          ------------------------------------------
Dilutive common shares outstanding . . . . . . . . . .     247,637,912    255,390,668    254,887,049
                                                          ------------------------------------------
                                                          ------------------------------------------
Diluted earnings per share . . . . . . . . . . . . . .          $ 3.34       $   4.72         $ 3.48
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------



U.S. Bancorp                                                                  53

NOTE L   EMPLOYEE BENEFITS

RETIREMENT PLANS Pension benefits (Pension Plans) are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service. The Company's funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute the pension contribution is the projected unit credit method. Prior to their acquisition dates, employees of acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. As of December 31, 1997, the Company has merged the acquired companies' plans into its own plan with the exception of the FirsTier, USBC and West One plans, which are expected to be merged in 1999. The Company also maintains several unfunded, nonqualified, supplemental executive retirement programs (Supplemental Plans) that provide additional defined pension benefits for certain officers. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the Pension Plans. The following table sets forth the funded status and income statement effects for the retirement plans.



December 31 (In Millions)                                        1997                     1996                     1995
-------------------------------------------------------------------------------------------------------------------------------
                                                         Pension Supplemental     Pension Supplemental     Pension Supplemental
                                                           Plans        Plans       Plans        Plans       Plans        Plans
                                                        -----------------------------------------------------------------------

Actuarial present value of benefit obligations:
     Vested benefit obligation . . . . . . . . . . . .   $ (718.8)     $(60.2)     $(651.1)     $(36.3)     $(630.2)     $(30.9)
                                                        -----------------------------------------------------------------------
                                                        -----------------------------------------------------------------------
     Accumulated benefit obligation. . . . . . . . . .   $ (753.7)     $(61.7)     $(681.7)     $(37.9)     $(662.8)     $(31.8)
                                                        -----------------------------------------------------------------------
                                                        -----------------------------------------------------------------------
Projected benefit obligation for service rendered
     to date . . . . . . . . . . . . . . . . . . . . .   $ (851.4)     $(75.8)     $(775.9)     $(52.6)     $(756.4)     $(43.9)
Plan assets at fair value, primarily listed stocks,
     U.S. bonds and mutual funds . . . . . . . . . . .    1,069.4          --        935.3          --        780.4          --
                                                        -----------------------------------------------------------------------
Excess (deficiency) of plan assets over projected
     benefit obligation. . . . . . . . . . . . . . . .      218.0       (75.8)       159.4       (52.6)        24.0       (43.9)
Unrecognized net (gain) loss from past experience
     different from that assumed and effects of
     changes in assumptions. . . . . . . . . . . . . .     (116.7)       21.1        (73.0)        9.4         27.1        12.5
Unrecognized net (asset) obligation at end of year
     (amortized over 15 years) . . . . . . . . . . . .      (10.0)       (6.4)       (13.7)         .4        (19.3)         .4
                                                        -----------------------------------------------------------------------
Prepaid (accrued) pension cost included in other assets
     and other liabilities . . . . . . . . . . . . . .   $   91.3      $(61.1)     $  72.7      $(42.8)     $  31.8      $(31.0)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

     Net pension cost for all funded and unfunded plans is as follows:



Year Ended December 31 (In Millions)                                             1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
     Service cost-benefits earned during the period. . . . . . . . . .        $  38.3        $  40.8        $  33.6
     Interest cost on projected benefit obligation . . . . . . . . . .           64.5           60.7           58.1
     Actual return on plan assets. . . . . . . . . . . . . . . . . . .         (172.2)        (134.1)        (157.2)
     Net amortization and deferral . . . . . . . . . . . . . . . . . .           90.5           61.6           87.8
                                                                              -------------------------------------
Net periodic pension benefit cost. . . . . . . . . . . . . . . . . . .        $  21.1        $  29.0        $  22.3
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


      The aggregate disclosures reflect the following weighted average assumptions as each company's plans were valued separately for the years prior to acquisition and each plan independently determined its assumptions:


                                                                                           The Company          USBC
                                                                                      ----------------------------------
                                                                                      1997   1996    1995   1996    1995
------------------------------------------------------------------------------------------------------------------------
Weighted average discount rate in determining expense. . . . . . . . . . . . . . .     7.5%   7.0%    8.0%   7.8%    7.3%
Weighted average discount rate in determining benefit obligations at year end. . .     7.0    7.5     7.0    7.8     7.3
Expected long-term rate of return. . . . . . . . . . . . . . . . . . . . . . . . .     9.5    9.5     9.5    9.0     9.0
Rate of increase in future compensation. . . . . . . . . . . . . . . . . . . . . .     5.6    5.6     5.6    5.5     4.8
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



54                                                                  U.S. Bancorp

OTHER POSTRETIREMENT PLANS In addition to providing pension benefits, the Company provides certain health care and death benefits to retired employees. Nearly all employees may become eligible for health care benefits at or after age 55 if they have completed at least five years of service and their age plus years of service is equal to or exceeds 65 while working for the Company. The Company subsidizes the cost of coverage for employees who retire before age 65 with at least 10 years of service. The amount of the subsidy is based on the employee's age and service at the time of retirement and remains fixed until the retiree reaches age 65. After age 65 the retiree assumes responsibility for the full cost of the coverage. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company continues to subsidize the coverage for employees over age 65 who retired before a plan change eliminated the subsidy. The estimated cost of retiree benefit payments, other than pensions, are accrued during the employees' active service. Beginning in 1996, the Company funded the tax deductible portion of its outstanding liability. Prior to 1996, the Company funded the postretirement benefit costs as incurred. USBC also had a post-retirement health care plan with substantially similar benefits and funded the postretirement benefit costs as incurred. The funded status and income statement effects of the USBC plan have been aggregated with the Company's plan as of December 31, in the following table:



Year Ended December 31 (In Millions)                                                                 1997        1996         1995
----------------------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(140.4)    $(136.0)     $(141.3)
   Fully eligible active plan participants . . . . . . . . . . . . . . . . . . . . . . . .           (4.1)       (3.7)        (3.3)
   Other active plan participants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (23.0)      (20.6)       (20.6)
                                                                                                  --------------------------------
      Total accumulated postretirement benefit obligation. . . . . . . . . . . . . . . . .         (167.5)     (160.3)      (165.2)
Plan assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9.5         7.1           --
                                                                                                  --------------------------------
   Total unfunded accumulated postretirement benefit obligation. . . . . . . . . . . . . .         (158.0)     (153.2)      (165.2)
Unrecognized net loss (gain) from past experience different from that
   assumed and from changes in assumptions . . . . . . . . . . . . . . . . . . . . . . . .             .7        (5.8)         4.2
Unrecognized implementation asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1.1)       (1.4)        (1.7)
                                                                                                  --------------------------------
Accrued postretirement benefit cost. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(158.4)    $(160.4)     $(162.7)
                                                                                                  --------------------------------
                                                                                                  --------------------------------
Net periodic postretirement benefit cost includes the following components:
   Service cost-benefits attributed to service during the period . . . . . . . . . . . . .        $   2.0     $   2.2      $   1.9
   Interest cost on accumulated postretirement benefit obligation. . . . . . . . . . . . .           11.2        11.6         12.0
   Net amortization and deferral . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (.2)        (.2)         (.6)
                                                                                                  --------------------------------
Total postretirement benefit cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  13.0     $  13.6      $  13.3
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


      In 1997, the assumed annual rates of increase in the cost of health care benefits for participants under 65 and 65 and older, were 8.1 percent and 6.5 percent. For 1998 the annual rate of increase assumptions are 7.6 percent and
6.3 percent, respectively. Both rates were assumed to decrease gradually to 5.2 percent by 2003 and remain at that level thereafter. Trends in health care costs have a significant effect on the amounts reported. For example, increasing the health care cost trend rate assumptions by 1 percent each year increases the accumulated postretirement benefit obligation as of December 31, 1997, by $13.9 million. In addition, the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended would increase by $1.2 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent and 7.5 percent at December 31, 1997 and 1996. The long-term expected rate of return on plan assets was 5.0 percent as of December 31, 1997.

EMPLOYEE INVESTMENT PLAN The Company provides a Capital Accumulation Plan (CAP) which allows qualified employees, at their option, to make contributions up to certain percentages of pre-tax base salary through salary deductions under
Section 401(k) of the Internal Revenue Code. A portion of these contributions is matched by the Company. All of the Company's matching contributions are invested in USB common stock. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Total expense was $22.5 million, $25.6 million, and $20.8 million in 1997, 1996, and 1995.

STOCK INCENTIVE AND PURCHASE PLANS The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) in accounting for its employee stock incentive and purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On the date exercised, the option proceeds equal to the par value of the shares are credited to common stock and additional proceeds are credited to capital surplus.


U.S. Bancorp                                                                  55

      The Employee Stock Purchase Plan (ESPP) permits all eligible employees with at least one year of service and directors to purchase common stock. Plan participants can purchase stock for 85 percent to 100 percent of the fair market value, which is based on the price at the beginning or the end of the purchase period, whichever is lower. Any discount is determined by a committee of the Board of Directors. In 1997, the purchase price was 85 percent of fair market value. The plan results in no compensation expense to the Company.

      In July 1997, the shareholders approved the 1997 Stock Incentive Plan (1997 Plan) whereby all former stock incentive plans of FBS and USBC were incorporated into the 1997 Plan. All outstanding options, restricted stock and other awards subject to the terms of the former FBS and USBC stock incentive plans will remain outstanding and subject to the terms and conditions of those plans but are counted as part of the total number of common shares awarded under the 1997 Plan, subject, in the case of the former USBC plans, to adjustment reflecting the conversion of USBC common stock into common stock of the Company. An additional 6 million shares were approved for issuance by the shareholders under the 1997 Plan to meet the needs of the Company over approximately the next two years. The 1997 Plan allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), restricted stock or stock units (RSUs), performance awards, and other stock-based awards at or above 100 percent of the market price at the date of grant. The 1997 Plan also provides automatic grants of stock options to nonemployee directors. The rights of restricted stock and RSU holders to transfer shares are generally limited during the restriction period. At December 31, 1997, there were 5.4 million shares (subject to adjustment for forfeitures) available for grant under the Plans.

      Options granted are generally exercisable up to 10 years from the date of grant and vest over three to five years. Restricted shares generally vest over three to seven years. The vesting of certain options and restricted shares accelerate based on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. For the performance-based restricted shares, compensation expense is amortized using the estimated vesting period. Compensation expense related to the restricted stock was $8.4 million, $4.9 million and $3.4 million in 1997, 1996, and 1995.

      Stock incentive plans of acquired companies are terminated at the merger closing dates. Option holders under such plans receive the Company's common stock, or options to buy the Company's stock, based on the conversion terms of the various merger agreements. The historical option information presented below has been restated to reflect the options originally granted under acquired companies' plans.


                                                                                                      Weighted     Restricted
                                                                                        Options  Average Price         Shares
                                                                                    Outstanding      Per Share    Outstanding
-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,046,617         $25.35        427,944
Granted:
   Stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,852,748          41.52             --
   Restricted stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                       149,806
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,161,443)         25.80             --
Canceled/vested. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,129,138)         17.69        (22,882)
                                                                                     ----------------------------------------
DECEMBER 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,608,784         $30.70        554,868
Granted:
   Stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,481,251          65.37             --
   Restricted stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                       176,408
USBC acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        409,525          19.97             --
FirsTier options converted . . . . . . . . . . . . . . . . . . . . . . . . . . .        270,164          29.42             --
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,416,229)         33.20             --
Canceled/vested. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (179,070)         47.37       (246,917)
                                                                                     ----------------------------------------
DECEMBER 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,174,425         $52.47        484,359
Granted:
   Stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,839,948          90.40             --
   Restricted stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                       560,392
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,952,369)         46.92             --
Canceled/vested. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (439,684)         67.08       (173,357)
                                                                                     ----------------------------------------
DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,622,320         $70.86        871,394
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



56                                                                  U.S. Bancorp

      Additional information regarding options outstanding as of December 31, 1997 is as follows:



                                                         Options Outstanding                  Exercisable Options
                                             ----------------------------------------     -------------------------
                                                             Weighted-
                                                               Average      Weighted-                     Weighted-
                                                             Remaining        Average                       Average
Range of                                                   Contractual       Exercise                      Exercise
Exercise Prices                                  Shares    Life (Years)         Price         Shares          Price
-------------------------------------------------------------------------------------------------------------------
$7.28 - $29.99 . . . . . . . . . . . . .      1,024,780            4.8         $24.04      1,024,780         $24.04
$30.00 - $59.99. . . . . . . . . . . . .      1,887,080            7.4          41.69      1,691,377          41.05
$60.00 - $89.99. . . . . . . . . . . . .      7,361,618            9.1          72.65      2,497,969          71.32
$90.00 - $115.00 . . . . . . . . . . . .      3,348,842            9.8          97.71            953          94.99
                                             ----------------------------------------------------------------------
                                             13,622,320            8.7         $70.86      5,215,079         $52.22
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


      Pro forma information regarding net income and earnings per share is required by SFAS 123, "Accounting and Disclosure of Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock option and stock purchase plans (options) under the fair value method of that Statement. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The following weighted average assumptions were used in the valuation model: risk-free interest rates of 6.0 percent, 6.2 percent and 6.1 percent in 1997, 1996 and 1995; dividend yields of 2.5 percent in 1997 and 3.2 percent in both 1996 and 1995; stock price volatility factors of .22, .20 and
 .18 in 1997, 1996 and 1995; and, expected life of options of 3.9 years, 4.3 years and 3.2 years in 1997, 1996 and 1995, respectively.

      The pro forma disclosures include options granted in 1997, 1996 and 1995 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is amortized to expense over the options' vesting period.



                                                          Year Ended December 31
                                                 ------------------------------------
(In Millions, Except Per Share Data)               1997           1996           1995
-------------------------------------------------------------------------------------
Pro forma net income . . . . . . . . . .         $783.8       $1,183.5         $870.1
Pro forma net income (diluted) . . . . .          783.8        1,189.7          878.9
Pro forma earnings per share:
   Earnings per share. . . . . . . . . .          $3.21          $4.74          $3.53
   Diluted earnings per share. . . . . .           3.17           4.66           3.45
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------



 NOTE M   MERGER, INTEGRATION AND RESIZING CHARGES

The Company recorded merger, integration and resizing charges of $511.6 million, $88.1 million and $98.9 million in 1997, 1996 and 1995, respectively. Merger and integration charges in 1997 were associated with the acquisition of USBC and included: $232.3 million in severance costs; $77.2 million of occupancy and equipment writedowns; $43.4 million of capitalized software and other asset writeoffs; $35.0 million of investment banking and other transaction costs; $72.7 million of conversion costs incurred; and, $51.0 million of other merger-related expenses. Merger and integration charges of $49.5 million recorded in 1996 were associated with the acquisitions of FirsTier, the BankAmerica corporate trust business, and West One Bancorp. Resizing charges in 1996 of $38.6 million were associated with the Company's streamlining of the branch distribution network and trust operations as the Company expands its alternative distribution channels, including telemarketing, automated teller machines and in-store branches. Merger and integration charges recorded in 1995 were associated with the acquisition of West One Bancorp. The components of the charges are shown below:



                                                          Year Ended December 31
                                                 ------------------------------------
(In Millions)                                      1997           1996           1995
-------------------------------------------------------------------------------------
Severance. . . . . . . . . . . . . . . .         $232.3          $27.4          $29.4
Premises writedowns. . . . . . . . . . .           77.2           27.4           22.3
Systems conversions. . . . . . . . . . .           72.7           11.0           19.7
Other merger-related charges . . . . . .          129.4           22.3           27.5
-------------------------------------------------------------------------------------
Total merger, integration and
   resizing charges. . . . . . . . . . .         $511.6          $88.1          $98.9
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


      Severance charges include the cost of severance, other benefits, and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions.


U.S. Bancorp                                                                  57

      Premise writedowns represent write-offs for redundant office space, equipment and branches. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

                                                                 Year Ended
                                                                December 31
(In Millions)                                                          1997
---------------------------------------------------------------------------
Balance at December 31, 1996 . . . . . . . . . . . . . . . .        $  33.6
Provision charged to operating expense . . . . . . . . . . .          511.6
Cash outlays . . . . . . . . . . . . . . . . . . . . . . . .         (217.1)
Noncash writedowns . . . . . . . . . . . . . . . . . . . . .         (123.5)
---------------------------------------------------------------------------
Balance at December 31, 1997 . . . . . . . . . . . . . . . .        $ 204.6
---------------------------------------------------------------------------
---------------------------------------------------------------------------


The Company expects to incur an additional $125.0 million of merger-related expenses through the third quarter of 1998 related to the USBC acquisition.


 NOTE N   INCOME TAXES

The components of income tax expense were:



(In Millions)                                                                    1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
FEDERAL:
Current tax. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $435.0         $586.5         $436.6
Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . .           34.9           47.9           23.6
                                                                               ------------------------------------
   Federal income tax. . . . . . . . . . . . . . . . . . . . . . . . .          469.9          634.4          460.2
                                                                               ------------------------------------
STATE:

Current tax. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           79.6           88.2           63.8
Deferred tax provision (credit). . . . . . . . . . . . . . . . . . . .            2.7            3.1            (.1)
                                                                               ------------------------------------
   State income tax. . . . . . . . . . . . . . . . . . . . . . . . . .           82.3           91.3           63.7
                                                                               ------------------------------------
   Total income tax provision. . . . . . . . . . . . . . . . . . . . .         $552.2         $725.7         $523.9
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


      The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:


(In Millions)                                                                    1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%). . . . . . . . . . . . . . . . . . . . . .         $486.7         $680.5         $497.3
State income tax, at statutory rates, net of federal tax benefit . . .           53.5           59.4           41.5
Tax effect of:
   Tax-exempt interest:
      Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13.0)          (4.5)          (5.1)
      Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .          (24.0)         (33.5)         (33.3)
   Amortization of nondeductible goodwill. . . . . . . . . . . . . . .           25.7           39.9           26.7
   Nondeductible merger and integration charges. . . . . . . . . . . .           39.1             --             --
   Tax credits and other items . . . . . . . . . . . . . . . . . . . .          (15.8)         (16.1)          (3.2)
                                                                               ------------------------------------
Applicable income taxes. . . . . . . . . . . . . . . . . . . . . . . .         $552.2         $725.7         $523.9
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


      At December 31, 1997, for income tax purposes, the Company had federal net operating loss carryforwards of $4.9 million available, which expire in years 1999 through 2007. In addition, the Company had aggregate state net operating loss carryforwards of $178.1 million available, which expire in years 1998 through 2007.

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



58                                                                  U.S. Bancorp

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(In Millions)                                                                    1997           1996
----------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Loan loss reserves . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 385.1        $ 356.3
Postretirement liability . . . . . . . . . . . . . . . . . . . . . . .           65.0           69.3
Deferred loan fees . . . . . . . . . . . . . . . . . . . . . . . . . .           39.9           36.1
Real estate and other asset basis differences. . . . . . . . . . . . .           35.7           87.5
Federal operating loss carryforward. . . . . . . . . . . . . . . . . .            1.9           10.3
Alternative minimum tax credit carryforward. . . . . . . . . . . . . .             --           11.4
Other miscellaneous accruals and reserves. . . . . . . . . . . . . . .          166.7          109.9
                                                                              ----------------------
   Gross deferred tax assets . . . . . . . . . . . . . . . . . . . . .          694.3          680.8

DEFERRED TAX LIABILITIES:
Leasing activities . . . . . . . . . . . . . . . . . . . . . . . . . .         (399.8)        (344.1)
Accelerated depreciation . . . . . . . . . . . . . . . . . . . . . . .          (42.6)         (39.3)
Adjustment of available-for-sale securities to market value. . . . . .          (36.4)          (3.5)
Other investment basis differences . . . . . . . . . . . . . . . . . .           (8.3)         (27.3)
Accrued severance, pension and retirement benefits . . . . . . . . . .           (2.8)         (12.5)
Other deferred liabilities . . . . . . . . . . . . . . . . . . . . . .          (96.2)         (77.9)
                                                                              ----------------------
   Gross deferred tax liabilities. . . . . . . . . . . . . . . . . . .         (586.1)        (504.6)
Deferred tax assets valuation reserve. . . . . . . . . . . . . . . . .             --           (2.2)
                                                                              ----------------------
NET DEFERRED TAX ASSETS. . . . . . . . . . . . . . . . . . . . . . . .        $ 108.2        $ 174.0
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


      Realization of the deferred tax asset over time is dependent upon the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. The Company's valuation allowance decreased $2.2 million in 1997 due to utilization of net operating losses.

 NOTE O   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT
CONCENTRATIONS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments at December 31 were as follows:


(In Millions)                                                                    1997           1996
----------------------------------------------------------------------------------------------------
Commitments to extend credit:
   Commercial. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $24,170        $24,482
   Corporate and purchasing cards. . . . . . . . . . . . . . . . . . .         23,502         13,820
   Consumer credit cards . . . . . . . . . . . . . . . . . . . . . . .         14,236         14,140
   Other consumer. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,661          4,665
Letters of credit:
   Standby . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,773          2,634
   Commercial. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            406            355
Interest rate swap contracts:
   Hedges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,315          3,651
   Intermediated . . . . . . . . . . . . . . . . . . . . . . . . . . .            855            590
Options contracts:
   Hedge interest rate floors purchased. . . . . . . . . . . . . . . .            750          1,250
   Hedge interest rate caps purchased. . . . . . . . . . . . . . . . .             --            100
   Intermediated interest rate and foreign exchange caps and
     floors purchased. . . . . . . . . . . . . . . . . . . . . . . . .            258            134
   Intermediated interest rate and foreign exchange caps and
     floors written. . . . . . . . . . . . . . . . . . . . . . . . . .            258            169
Futures contracts. . . . . . . . . . . . . . . . . . . . . . . . . . .             --             98
Liquidity support guarantees . . . . . . . . . . . . . . . . . . . . .             --             81
Forward contracts. . . . . . . . . . . . . . . . . . . . . . . . . . .            175            197
Commitments to sell loans. . . . . . . . . . . . . . . . . . . . . . .             --              3
Mortgages sold with recourse . . . . . . . . . . . . . . . . . . . . .             74            114
Foreign currency commitments:
   Commitments to purchase . . . . . . . . . . . . . . . . . . . . . .            716            952
   Commitments to sell . . . . . . . . . . . . . . . . . . . . . . . .            735            953
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


U.S. Bancorp                                                                  59

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

INTEREST RATE OPTIONS AND SWAPS Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates and as an intermediary for customers. At December 31, 1997, and 1996, interest rate swaps totaling $5.3 billion and $3.7 billion, respectively, hedged loans, deposits and long-term debt.

      The Company receives fixed rate interest and pays floating rate interest on all hedges as of December 31, 1997. Activity with respect to interest rate swap hedges was as follows:



(In Millions)                                      1997           1996           1995
-------------------------------------------------------------------------------------
Notional amount outstanding at
   beginning of year . . . . . . . . . .         $3,651        $ 4,306         $3,894
Additions. . . . . . . . . . . . . . . .          2,926            890          1,209
Maturities . . . . . . . . . . . . . . .           (436)        (1,208)          (797)
Amortization . . . . . . . . . . . . . .             --             (1)            --
Terminations . . . . . . . . . . . . . .           (826)          (336)            --
                                                 ------------------------------------
Notional amount outstanding
   at end of year. . . . . . . . . . . .         $5,315        $ 3,651         $4,306
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
At December 31:
Weighted average interest
   rates paid. . . . . . . . . . . . . .           5.95%          5.58%          5.73%
Weighted average interest
   rates received. . . . . . . . . . . .           6.39           6.35           6.51
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------



      For the hedging portfolio's notional balances and yields by maturity date as of year-end 1997, see Table 16 on page 34. For a description of the Company's objectives for using derivative financial instruments, refer to Use of Derivatives to Manage Interest Rate Risk on pages 35 and 36. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

      Interest rate caps are also used to minimize the impact of fluctuating interest rates on earnings. There were no interest rate cap hedges outstanding at December 31, 1997. The total notional amount of cap agreements purchased at December 31, 1996, was $100 million with a 3-month LIBOR strike rate of 6.00 percent. The premium on caps is amortized over the life of the contract. The impact of the caps on net interest income was not material for the years ended December 31, 1997, 1996 and 1995.

      At December 31, 1997, and 1996, purchased LIBOR based interest rate floors totaling $550 million with an average remaining maturity of 5 months and $950 million with an average remaining maturity of 12 months, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR based floors ranged from 3.25 percent to 4.00 percent at December 31, 1997, and December 31, 1996. At December 31, 1997, and 1996, purchased Constant Maturity Treasury (CMT) interest rate floors totaling $200 million with an average remaining maturity of 12 months and $300 million with an average remaining maturity 18 months, respectively, hedged the prepayment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors was 5.60 percent at December 31, 1997, and ranged from 5.60 percent to 5.70 percent at December 31, 1996. The premium on floors is amortized over the life of the contract. The impact of the floors on net



60                                                                  U.S. Bancorp
interest income was not material for the years ended December 31, 1997, 1996 and 1995.

     For swaps and options used as hedges, the Company recognizes interest income or expense as it is accrued over the terms of the hedge. The gain or loss on a terminated hedge is amortized over the remaining life of the original swap or remaining life of the hedged item, whichever is shorter. The impact of the amortization of deferred gains and losses on hedges on net interest income was not material for the years ended December 31, 1997, 1996 and 1995. Net unamortized deferred gains were immaterial at December 31, 1997.

     In addition to utilizing swaps and options as part of its asset/liability management strategy, the Company acts as an intermediary for swap and option agreements on behalf of its customers. To reduce its market risk exposure, the Company generally enters into offsetting positions. The total notional amount of customer swap agreements, including the offsetting positions, was $855 million and $590 million at December 31, 1997, and 1996, respectively. The total dollar amount of futures used to offset customer swap agreements was $98.4 million at December 31, 1996. The total notional amount of customer option agreements, including the offsetting positions, was $516 million and $303 million at December 31, 1997, and 1996, respectively. Market value changes on intermediated swaps, options and futures contracts are recognized in income in the period of change. Realized losses on intermediated transactions were not material for the years ended December 31, 1997, 1996, and 1995.

     The credit risk related to interest rate swap and option agreements is that counterparties may be unable to meet the contractual terms. The Company estimates this risk by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, reported on a net basis by counterparty. At December 31, 1997, and 1996, the gain position of these contracts, in the aggregate, was approximately $91 million and $51 million, respectively.

     The Company manages the credit risk of its interest rate swap and option contracts through bilateral collateral agreements, credit approvals, limits, and monitoring procedures. Commercial lending officers perform credit analyses and establish counterparty limits. Senior Credit Administration periodically reviews positions to monitor compliance with the limits. In addition, the Company reduces the assumed counterparty credit risk through master netting agreements that permit the Company to settle interest rate contracts with the same counterparty on a net basis.

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

FORWARD CONTRACTS AND COMMITMENTS TO SELL MORTGAGE LOANS Forward contracts are agreements for the delayed delivery of securities or cash settlement money market instruments. The Company enters into these contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 1997, and 1996, forward contracts outstanding were $175 million and $197 million, respectively. At December 31, 1997, net unamortized deferred gains on the forward agreements were not material. The Company manages its credit risk on forward contracts, which arises from nonperformance by counterparties, through credit approval and limit procedures. At December 31, 1996, the Company was committed under agreements to sell mortgage loans pursuant to master delivery commitments. The remaining balance on those commitments at December 31, 1996 was $3 million.

MORTGAGES SOLD WITH RECOURSE The Company is obligated under recourse provisions related to the sale of certain residential mortgages. The contract amount of these mortgages, excluding the Government National Mortgage Association ("GNMA") agreements, was $74 million at December 31, 1997, and $114 million at December 31, 1996. Mortgages sold with recourse under sale/servicing agreements with GNMA totaled $13 million at December 31, 1997, and $6 million at December 31, 1996. The Company has secondary recourse obligations under these agreements, but the liability is not material.

FOREIGN CURRENCY COMMITMENTS The Company uses foreign currency commitments to help customers reduce the risks associated with changes in foreign currency exchange rates. Through these contracts, the Company exchanges currencies at specified rates on specified dates with various


U.S. Bancorp                                                                  61
counterparties. The Company minimizes the market and liquidity risks by taking offsetting positions. In addition, the Company controls the market risks by limiting the net exposure through policies, procedures, and monitoring. The Company manages its credit risk, or potential risk of loss from default by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 1997, was not significant.

CREDIT CONCENTRATIONS The Company primarily lends to borrowers in the 17 states where it has banking offices. Approximately 90 percent of the Company's commercial loans were made to borrowers, representing a diverse range of industries, in this operating region. Collateral may include marketable securities, accounts receivable, inventory, and equipment.

     For detail of the Company's real estate portfolio by property type and geography as of December 31, 1997, and 1996, see Table 8 on page 27. This information is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.

     Approximately 90 percent of the total consumer portfolio consists of loans to customers in the Company's operating region. Residential mortgages, home equity, and auto loans are secured, but other consumer loans are generally not secured. For detail of the Company's consumer loan portfolio referenced here, see Table 7 on page 26 under the category "Consumer" as of December 31, 1997, and 1996, which is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE P   FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments, both on and off balance sheet, are generally defined as cash, equity instruments or investments, and contractual obligations to pay or receive cash or another financial instrument. The estimated fair value of financial instruments is based on quoted market prices. When market quotes are unavailable, valuation techniques including discounted cash flow calculations and pricing models or services are used.

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

SECURITIES: Generally, trading securities, held-to-maturity securities and available-for-sale securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

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

COMMERCIAL: The fixed rate loans in the commercial portfolio (excluding nonaccrual loans) had a weighted average interest rate of 8.2 percent in 1997 and 8.4 percent in 1996. The duration was 1.4 years in 1997 and 1.6 years in 1996. The floating rate loans had a weighted average interest rate of 8.4 percent in 1997 and 8.2 percent in 1996. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.


62                                                                  U.S. Bancorp

COMMERCIAL REAL ESTATE AND CONSTRUCTION: The fixed rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of
8.9 percent, with a duration of 3.1 years, in 1997 and 1996. The floating rate loans (excluding nonaccrual loans) had a weighted average interest rate of 8.8 percent in 1997 and 8.6 percent in 1996. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

RESIDENTIAL FIRST MORTGAGES: These loans were segregated into pools of similar coupons and maturities. The pools were matched to similar mortgage-backed securities, and market quotes were obtained. The estimated value also reflects the related fair value of mortgage servicing rights, which was calculated using a discounted cash flow analysis. The fixed rate portion of this portfolio had a weighted average interest rate of 7.7 percent in 1997 and 1996. The duration was
2.1 years in 1997 and 2.4 years in 1996.

CONSUMER INSTALLMENT: The fair value of the consumer installment portfolio was based on an approach the Company uses in evaluating potential acquisitions. Prepayment assumptions ranging from 25 to 30 percent were applied to scheduled cash flows, based on the Company's experience. On the fixed rate portion, the weighted average rate was 9.3 percent in 1997 and 1996. The duration was 2.0 years in 1997 and 1.7 years in 1996. The floating rate portion of the consumer installment portfolio had a weighted average interest rate of 7.9 percent in 1997 and 8.2 percent in 1996.

REVOLVING HOME EQUITY LINES, SECOND MORTGAGES AND CONSUMER LINES: The fair value of revolving home equity lines, second mortgages, and consumer lines was based on the approach the Company uses in evaluating potential acquisitions of similar portfolios. In 1997, estimated net income adjusted for account attrition was discounted using an estimated cost of capital of 9.9 percent for secured lines and loans and 13.1 percent for unsecured. In 1996, the estimated cost of capital was 11.3 percent for secured and 14.0 percent for unsecured. The home equity lines had a weighted average interest rate of 9.8 percent in 1997 and 9.7 percent in 1996. Fixed rate second mortgages had a weighted average interest rate of 9.7 percent in 1997 and 9.4 percent in 1996. The duration was 2.7 years in 1997 and 1996. Retail credit cards had a weighted average interest rate of
11.8 percent in 1997 and 12.2 percent in 1996, with a duration of 2.0 years in 1997 and 1.8 years in 1996. Other revolving lines had a weighted average interest rate of 12.0 percent in 1997 and 11.4 percent in 1996.

CORE DEPOSIT INTANGIBLE: Core deposits provide a stable, low-cost source of funds that can be invested to earn a return that exceeds their cost. The fair value of the Company's core deposit intangible was calculated using a discounted cash flow model that estimates the present value of the difference between the ongoing cost of the core deposits and alternative funds at current market rates. This is the same method that the Company uses in calculating the value of the core deposit intangible of an acquired financial institution.

DEPOSIT LIABILITIES: The fair value of demand deposits, savings accounts, and certain money market deposits is equal to the amount payable on demand at year-end. Fair values for fixed rate certificates of deposit were estimated using a discounted cash flow analysis based on the discount rates implied by the high-grade corporate bond yield curve.

SHORT-TERM BORROWINGS: Federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings are at variable rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT: Medium-term notes, bank notes, Federal Home Loan Bank Advances, capital lease obligations, and mortgage note obligations totaled $7,725 million in 1997 and $3,094 million in 1996. Their estimated fair value was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. Other long-term debt instruments were valued using available market quotes.

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


U.S. Bancorp                                                                  63

The estimated fair values of the Company's financial instruments are shown in the table below.

                                         1997                     1996
                              -------------------------------------------------
                                Carrying        Fair     Carrying        Fair
(In Millions)                     Amount       Value       Amount       Value
-------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and due from banks. . . . $ 4,739     $ 4,739      $ 4,813     $ 4,813
  Federal funds sold and resale
    agreements . . . . . . . . .     692         692          898         898
  Trading account securities . .     195         195          231         231
  Held-to-maturity securities. .      --          --          797         811
  Available-for-sale securities.   6,885       6,885        6,473       6,473
  Loans:
     Commercial:
       Commercial. . . . . . . .  23,399      24,286       21,393      21,761
       Commercial real estate
         and construction. . . .  10,384      11,349       10,147      10,955
     Consumer:
       Residential mortgage. . .   4,480       4,647        5,225       5,237
       Residential mortgage held
         for sale. . . . . . . .     193         194          148         148
       Home equity and second
         mortgage. . . . . . . .   5,373       5,531        4,798       5,041
       Credit card and revolving
         lines . . . . . . . . .   5,767       6,031        5,213       5,455
       Other consumer
         installment . . . . . .   5,112       5,351        5,431       5,513
     Allowance for credit
       losses. . . . . . . . . .  (1,009)         --         (993)         --
                                ---------------------------------------------
       Net loans . . . . . . . .  53,699      57,389       51,362      54,110
                                ---------------------------------------------
       Total financial assets. .  66,210      69,900       64,574      67,336

NONFINANCIAL ASSETS:
  Core deposit intangible. . . .     160       1,400          165       1,406
  Mortgage servicing portfolio .      19          22           23          28
                                ---------------------------------------------
       Total . . . . . . . . . .  66,389     $71,322       64,762     $68,770
                                             -------                  -------
                                             -------                  -------
Other assets . . . . . . . . . .   4,906                    4,987
                                 -------                  -------
       Total Assets. . . . . . . $71,295                  $69,749
                                 -------                  -------
                                 -------                  -------
FINANCIAL LIABILITIES:
  Deposits:
     Noninterest-bearing . . . . $14,544     $14,544      $14,344     $14,344
     Interest-bearing checking
       and other savings . . . .  31,199      31,199       31,610      31,610
     Savings certificates and
       certificates GREATER
       THAN $100,000 . . . . . .   3,284       3,313        3,402       3,355
                                ---------------------------------------------
       Total deposits. . . . . .  49,027      49,056       49,356      49,309
  Federal funds purchased. . . .     800         800        1,672       1,672
  Securities sold under
    agreements to repurchase . .   1,518       1,518        1,729       1,729
  Other short-term funds
    borrowed . . . . . . . . . .     974         974        3,191       3,191
  Long-term debt . . . . . . . .  10,247      10,416        5,369       5,454
  Company-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trusts holding solely the
    junior subordinated
    debentures of the
    parent company . . . . . . .     600         636          600         600
                                ---------------------------------------------
       Total financial
         liabilities . . . . . .  63,166     $63,400       61,917     $61,955
                                              -------                  -------
                                              -------                  -------
NONFINANCIAL LIABILITIES . . . .   2,239                    2,069

SHAREHOLDERS' EQUITY . . . . . .   5,890                    5,763
                                 -------                  -------
       Total Liabilities and
         Shareholders' Equity. . $71,295                  $69,749
                                 -------                  -------
                                 -------                  -------
Off-Balance Sheet Financial
  Instruments:

  Unrecognized gain on interest
    rate swaps and options . . .     N/A     $    67          N/A     $    25
  Unrecognized loss on interest
    rate swaps and options . . .     N/A          --          N/A           3
  Loan commitments . . . . . . .     N/A          --          N/A          --
  Letters of credit. . . . . . .     N/A          --          N/A          --
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


64                                                                  U.S. Bancorp

NOTE Q  COMMITMENTS AND CONTINGENT LIABILITIES

Rental expense for operating leases amounted to $114.6 million in 1997, $116.1 million in 1996, and $112.5 million in 1995. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1997:


                                                 Capitalized   Operating
(In Millions)                                         Leases      Leases
-------------------------------------------------------------------------------
1998 . . . . . . . . . . . . . . . . . . . . . . .    $  8.7      $ 93.6
1999 . . . . . . . . . . . . . . . . . . . . . . .       8.7        85.4
2000 . . . . . . . . . . . . . . . . . . . . . . .       8.7        77.7
2001 . . . . . . . . . . . . . . . . . . . . . . .       8.6        80.1
2002 . . . . . . . . . . . . . . . . . . . . . . .       6.9        71.6
Thereafter . . . . . . . . . . . . . . . . . . . .      61.7       387.2
                                                      -------------------
Total minimum lease payments . . . . . . . . . . .     103.3      $795.6
                                                                  ------
                                                                  ------
Less amount representing interest. . . . . . . . .      48.9
                                                      ------
Present value of net minimum lease payments. . . .    $ 54.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Various legal proceedings are currently pending against the Company. Due to their complex nature, it may be years before some matters are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

NOTE R  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $3,284 million and $3,402 million at December 31, 1997, and 1996, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

Year Ended December 31 (In Millions)        1997        1996        1995
-------------------------------------------------------------------------------
Income taxes paid. . . . . . . . . . . .$  464.3    $  508.6    $  444.3
Interest paid. . . . . . . . . . . . . . 2,226.5     2,137.0     2,039.1
Net noncash transfers to foreclosed
  property . . . . . . . . . . . . . . .    46.8        97.0        97.7
Change in unrealized gain (loss) on
  available-for-sale securities,
  net of taxes of $32.9 in 1997,
  $16.5 in 1996 and $112.1 in 1995 . . .    54.6       (27.2)      177.0
                                         --------------------------------
                                         --------------------------------

Cash acquisitions of businesses:
  Fair value of noncash assets
    acquired . . . . . . . . . . . . . .$  194.6    $   38.3    $  120.6
  Liabilities assumed. . . . . . . . . .  (171.0)       --          (7.4)
                                         --------------------------------
     Net . . . . . . . . . . . . . . . .$   23.6    $   38.3    $  113.2
                                         --------------------------------
                                         --------------------------------

Stock acquisitions of businesses:
  Fair value of noncash assets
    acquired . . . . . . . . . . . . . .$  451.9   $ 5,284.9    $  746.9
  Net cash acquired. . . . . . . . . . .    43.2       245.8        55.4
  Liabilities assumed. . . . . . . . . .  (407.7)   (4,493.9)     (696.7)
                                         --------------------------------
     Net value of common stock issued. .$   87.4   $ 1,036.8    $  105.6
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

REGULATORY CAPITAL The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the "well capitalized" designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 1997, for the Company and its significant bank subsidiaries, see Tables 18 and 19 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.


U.S. Bancorp                                                                  65

NOTE S  U.S. BANCORP (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31 (In Millions)                               1997        1996
-------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary banks, principally
  interest-bearing . . . . . . . . . . . . . . . .    $  489      $  348
Available-for-sale securities. . . . . . . . . . .       180         179
Investments in:
  Bank affiliates. . . . . . . . . . . . . . . . .     6,396       6,232
  Nonbank affiliates . . . . . . . . . . . . . . .       178         136
Advances to:
  Bank affiliates. . . . . . . . . . . . . . . . .     1,293       1,757
  Nonbank affiliates . . . . . . . . . . . . . . .       147         122
Other assets . . . . . . . . . . . . . . . . . . .       791         758
                                                      -------------------
     Total assets. . . . . . . . . . . . . . . . .    $9,474      $9,532
                                                      -------------------
                                                      -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term funds borrowed. . . . . . . . . . . . .    $  --       $  161
Advances from subsidiaries . . . . . . . . . . . .        19          25
Long-term debt . . . . . . . . . . . . . . . . . .     2,410       2,430
Junior subordinated debentures issued to
  subsidiary trusts. . . . . . . . . . . . . . . .       618         618
Other liabilities. . . . . . . . . . . . . . . . .       537         535
Shareholders' equity . . . . . . . . . . . . . . .     5,890       5,763
                                                      -------------------
     Total liabilities and shareholders' equity. .    $9,474      $9,532
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

CONDENSED STATEMENT OF INCOME

Year Ended December 31 (In Millions)        1997        1996        1995
-------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including
  $441.2, $1,269.4 and $927.7 from bank
  subsidiaries). . . . . . . . . . . . .  $488.9    $1,334.0    $  950.0
Interest from subsidiaries . . . . . . .   139.8        97.6        71.7
Service and management fees from
  subsidiaries . . . . . . . . . . . . .   201.7       204.9       232.7
Other income . . . . . . . . . . . . . .    75.7       299.0        30.5
                                           ------------------------------
     Total income. . . . . . . . . . . .   906.1     1,935.5     1,284.9

EXPENSES
Interest on short-term funds borrowed. .    13.8        17.4        20.0
Interest on long-term debt . . . . . . .   180.0       154.7       132.8
Interest on junior subordinated
  debentures issued to subsidiary
  trusts . . . . . . . . . . . . . . . .    50.7         2.8         --
Operating expenses paid to
  subsidiaries . . . . . . . . . . . . .     3.4        19.2        70.0
Merger, integration, and resizing. . . .   251.5        13.0        45.6
Other expenses . . . . . . . . . . . . .   245.1       246.0       265.0
                                           ------------------------------
     Total expenses. . . . . . . . . . .   744.5       453.1       533.4
                                           ------------------------------
Income before income taxes and equity
  in undistributed income of
  subsidiaries . . . . . . . . . . . . .   161.6     1,482.4       751.5
Income tax (credit) expense. . . . . . .   (65.7)       68.3       (58.5)
                                           ------------------------------
Income of parent company . . . . . . . .   227.3     1,414.1       810.0
Equity (deficiency) in undistributed
  income of subsidiaries:
  Bank affiliates. . . . . . . . . . . .   584.7      (161.4)       75.0
  Nonbank affiliates . . . . . . . . . .    26.5       (34.0)       12.1
                                           ------------------------------
                                           611.2      (195.4)       87.1
                                           ------------------------------
     Net income. . . . . . . . . . . . .  $838.5    $1,218.7    $  897.1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

66                                                                  U.S. Bancorp

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31 (In Millions)        1997        1996        1995
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . $ 838.5   $ 1,218.7    $  897.1
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  (Equity) deficiency in undistributed
    income of subsidiaries . . . . . . .  (611.2)      195.4       (87.1)
  Gains on available-for-sale
    securities . . . . . . . . . . . . .    (1.7)      (37.5)        (.5)
  Depreciation and amortization of
    bank premises and equipment. . . . .    17.1        19.2        19.1
  (Credit) provision for deferred
    income taxes . . . . . . . . . . . .    (5.3)       (5.2)       28.5
  Amortization of goodwill and other
    intangible assets. . . . . . . . . .    13.5        20.1        16.3
  Decrease (increase) in accrued
    receivables, net . . . . . . . . . .     4.9       165.9       (81.3)
  (Decrease) increase in accrued
    liabilities, net . . . . . . . . . .   (13.9)      163.6       (89.0)
  Other - net. . . . . . . . . . . . . .   (73.9)     (115.0)       40.8
                                         --------------------------------
     Net cash provided by operating
       activities. . . . . . . . . . . .   168.0     1,625.2       743.9

INVESTING ACTIVITIES
Securities transactions:
  Sales and maturities . . . . . . . . .   142.4       230.8       224.4
  Purchases. . . . . . . . . . . . . . .  (140.2)      (73.9)     (282.9)
Investments in subsidiaries. . . . . . .  (221.2)      (27.9)     (142.6)
Equity distributions from subsidiaries .   769.5       304.6       111.5
Net decrease (increase) in short-term
  advances to affiliates . . . . . . . .   521.6       (91.9)      (65.6)
Long-term advances made to affiliates. .   (80.0)     (868.5)     (259.7)
Principal collected on long-term
  advances made to affiliates. . . . . .     --         33.5        25.2
Other - net. . . . . . . . . . . . . . .    30.8       (22.3)       10.1
                                         --------------------------------
     Net cash provided (used) by
       investing activities. . . . . . . 1,022.9      (515.6)     (379.6)

FINANCING ACTIVITIES
Net decrease in short-term advances
  from subsidiaries. . . . . . . . . . .    (9.9)      (17.1)      (27.7)
Net (decrease) increase in short-term
  funds borrowed . . . . . . . . . . . .  (161.3)      (67.0)       17.7
Proceeds from long-term debt . . . . . .   307.0       552.5     1,050.5
Principal payments on long-term debt . .  (331.6)     (299.9)     (631.5)
Proceeds from issuances of junior
  subordinated debentures to subsidiary
  trusts . . . . . . . . . . . . . . . .     --        618.6         --
Redemption of preferred stock. . . . . .  (150.0)        --        (13.2)
Proceeds from dividend reinvestment,
  stock option, and stock purchase
  plans. . . . . . . . . . . . . . . . .   183.5       108.6        88.9
Repurchase of common stock . . . . . . .  (431.0)   (1,490.1)     (721.0)
Cash dividends . . . . . . . . . . . . .  (456.3)     (414.8)     (344.5)
                                         --------------------------------
     Net cash used by financing
       activities. . . . . . . . . . . .(1,049.6)   (1,009.2)     (580.8)
                                         --------------------------------
     Change in cash and cash
       equivalents . . . . . . . . . . .   141.3       100.4      (216.5)
Cash and cash equivalents at
  beginning of year. . . . . . . . . . .   348.2       247.8       464.3
                                         --------------------------------
     Cash and cash equivalents at
       end of year . . . . . . . . . . .$  489.5    $  348.2    $  247.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The transfer of funds (dividends, loans or advances) from bank subsidiaries to the Company is restricted. Federal law prohibits loans unless they are secured and generally limits any loan to the Company or individual affiliate to 10 percent of the bank's equity. In aggregate, loans to the Company and all affiliates cannot exceed 20 percent of the bank's equity.

     Dividend payments to the Company by its subsidiary banks are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank's net income for that year combined with its retained net income for the preceding two calendar years or if the bank's retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency's minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval.

NOTE T  SUBSEQUENT EVENT

On February 18, 1998, the Company's Board of Directors announced its intention to declare a three-for-one split of the Company's common stock and to increase the number of common and preferred shares which the Company has authority to issue from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The increase in the number of authorized shares is subject to shareholder approval. The stock split would be in the form of a dividend payable May 18, 1998 to shareholders of record on May 4,1998. The impact of the stock split has not been reflected in the financial statements or any share or per share data.


U.S. Bancorp                                                                  67

                                 REPORT OF MANAGEMENT



The financial statements of U.S. Bancorp were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgment. All financial information throughout the annual report is consistent with that in the financial statements.

     The Company maintains accounting and internal control systems that are believed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and recorded. To test compliance, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of internal control systems. However, there are limits inherent in all systems of internal accounting control and management recognizes that errors or irregularities may occur. Based on the recognition that the costs of such systems should not exceed the benefits to be derived, management believes the Company's system provides an appropriate cost/benefit balance.

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

/s/ JOHN F. GRUNDHOFER

JOHN F. GRUNDHOFER
President and Chief Executive Officer

/s/ SUSAN E. LESTER

SUSAN E. LESTER
Executive Vice President and
Chief Financial Officer


                            REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
U.S. Bancorp


We have audited the accompanying consolidated balance sheets of U.S. Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
January 15, 1998


68                                                                  U.S. Bancorp

                   CONSOLIDATED BALANCE SHEET -- FIVE-YEAR SUMMARY




                                                                                                             % Change
December 31 (Dollars In Millions)               1997         1996        1995         1994        1993      1996-1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks. . . . . . . . .     $ 4,739      $ 4,813     $ 4,253      $ 3,828     $ 3,468         (1.5)%
Federal funds sold and resale
  agreements . . . . . . . . . . . . . .         692          898         771        1,012       1,634        (22.9)
Trading account securities . . . . . . .         195          231         366          215         264        (15.6)
Held-to-maturity securities. . . . . . .          --          797         865        1,986       2,288            *
Available-for-sale securities:
  U.S. Treasury. . . . . . . . . . . . .         628        1,028       1,686        2,106       2,776        (38.9)
  Mortgage-backed. . . . . . . . . . . .       4,366        4,104       3,218        4,051       3,717          6.4
  State and political. . . . . . . . . .       1,331          573         271          181         196            *
  U.S. agencies and other. . . . . . . .         560          768       1,248        1,267       1,057        (27.1)
                                            -----------------------------------------------------------
     Total securities. . . . . . . . . .       6,885        6,473       6,423        7,605       7,746          6.4
Loans. . . . . . . . . . . . . . . . . .      54,708       52,355      49,345       46,375      43,870          4.5
  Less allowance for credit losses . . .       1,009          993         908          863         811          1.6
                                            -----------------------------------------------------------
     Net loans . . . . . . . . . . . . .      53,699       51,362      48,437       45,512      43,059          4.6
Other assets . . . . . . . . . . . . . .       5,085        5,175       4,553        4,579       3,998         (1.7)
                                            -----------------------------------------------------------
     Total assets. . . . . . . . . . . .     $71,295      $69,749     $65,668      $64,737     $62,457         2.2%
                                            -----------------------------------------------------------
                                            -----------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . . .     $14,544      $14,344     $12,367      $11,353     $12,913         1.4%
  Interest-bearing . . . . . . . . . . .      34,483       35,012      33,412       34,762      34,921         (1.5)
                                            -----------------------------------------------------------
     Total deposits. . . . . . . . . . .      49,027       49,356      45,779       46,115      47,834          (.7)
Short-term borrowings. . . . . . . . . .       3,292        6,592       7,984        7,501       4,638        (50.1)
Long-term debt . . . . . . . . . . . . .      10,247        5,369       4,583        4,225       3,231         90.9
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely the junior
  subordinated debentures of the
  parent company . . . . . . . . . . . .         600          600          --           --          --           --
Other liabilities. . . . . . . . . . . .       2,239        2,069       1,980        1,791       1,568          8.2
                                            -----------------------------------------------------------
     Total liabilities . . . . . . . . .      65,405       63,986      60,326       59,632      57,271          2.2
Shareholders' equity . . . . . . . . . .       5,890        5,763       5,342        5,105       5,186          2.2
                                            -----------------------------------------------------------
     Total liabilities and shareholders'
      equity . . . . . . . . . . . . . .     $71,295      $69,749     $65,668      $64,737     $62,457         2.2%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

*NOT MEANINGFUL


U.S. Bancorp                                                                  69

                CONSOLIDATED STATEMENT OF INCOME -- FIVE-YEAR SUMMARY




Year Ended December 31 (Dollars                                                                              % Change
in Millions)                                     1997        1996        1995         1994        1993      1996-1997
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . .    $4,784.5     $4,537.7    $4,373.4     $3,686.6    $3,361.7         5.4%
Securities:
  Taxable. . . . . . . . . . . . . . . .       371.5        420.5       420.3        535.1       596.3        (11.7)
  Exempt from federal income taxes . . .        68.1         71.0        59.8         62.8        59.7         (4.1)
Other interest income. . . . . . . . . .        69.5         85.2        67.3         63.5        63.9        (18.4)
                                            -----------------------------------------------------------
  Total interest income. . . . . . . . .     5,293.6      5,114.4     4,920.8      4,348.0     4,081.6          3.5

INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . . .     1,436.8      1,441.3     1,416.7      1,121.1     1,174.1          (.3)
Federal funds purchased and repurchase
  agreements . . . . . . . . . . . . . .       183.0        197.9       218.2        190.8        83.1         (7.5)
Other short-term funds borrowed. . . . .       117.6        198.0       189.8         68.3        53.0        (40.6)
Long-term debt . . . . . . . . . . . . .       459.0        303.8       273.4        227.2       184.3         51.1
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely the junior
  subordinated debentures of the
  parent company . . . . . . . . . . . .        49.1          2.8          --           --          --            *
                                            -----------------------------------------------------------
     Total interest expense. . . . . . .     2,245.5      2,143.8     2,098.1      1,607.4     1,494.5          4.7
                                            -----------------------------------------------------------
Net interest income. . . . . . . . . . .     3,048.1      2,970.6     2,822.7      2,740.6     2,587.1          2.6
Provision for credit losses  . . . . . .       460.3        271.2       239.1        243.7       239.3         69.7
                                            -----------------------------------------------------------
Net interest income after provision
  for credit losses. . . . . . . . . . .     2,587.8      2,699.4     2,583.6      2,496.9     2,347.8         (4.1)

NONINTEREST INCOME
Credit card fee revenue. . . . . . . . .       418.8        351.5       303.9        248.9       204.7         19.1
Service charges on deposit accounts. . .       396.2        377.2       345.0        346.7       320.7          5.0
Trust and investment management fees . .       348.0        302.3       241.1        224.5       208.4         15.1
Gain on sale of mortgage banking operations,
  branches and other assets. . . . . . .         9.4         71.4        39.9         62.9        65.1        (86.8)
Securities gains (losses). . . . . . . .         3.6         20.8         3.0       (124.2)         .8        (82.7)
Termination fee. . . . . . . . . . . . .          --        190.0          --           --          --            *
State income tax refund. . . . . . . . .          --         65.0          --           --          --            *
Other. . . . . . . . . . . . . . . . . .       439.2        404.9       380.4        356.1       444.1          8.5
                                            -----------------------------------------------------------
  Total noninterest income . . . . . . .     1,615.2      1,783.1     1,313.3      1,114.9     1,243.8         (9.4)


NONINTEREST EXPENSE
Salaries . . . . . . . . . . . . . . . .       969.3        964.5       927.5        974.9       971.9           .5
Employee benefits. . . . . . . . . . . .       217.4        220.3       209.9        224.4       216.2         (1.3)
Net occupancy. . . . . . . . . . . . . .       182.0        179.4       183.4        190.7       194.3          1.4
Furniture and equipment. . . . . . . . .       165.4        175.2       184.5        184.4       171.2         (5.6)
Goodwill and other intangible assets . .       113.3        130.1        76.0         72.5        68.4        (12.9)
Professional services. . . . . . . . . .        70.3         58.0        59.2         65.9        70.1         21.2
Other personnel costs. . . . . . . . . .        66.6         83.4        62.4         60.8        57.2        (20.1)
FDIC insurance . . . . . . . . . . . . .         9.0         11.9        64.5        105.7       105.5        (24.4)
Merger, integration, and resizing. . . .       511.6         88.1        98.9        222.7        72.2            *
SAIF special assessment. . . . . . . . .          --         61.3          --           --          --            *
Other. . . . . . . . . . . . . . . . . .       507.4        565.9       609.6        630.1       587.9        (10.3)
                                            -----------------------------------------------------------
  Total noninterest expense. . . . . . .     2,812.3      2,538.1     2,475.9      2,732.1     2,514.9         10.8
                                            -----------------------------------------------------------
Income from continuing operations before
  income taxes . . . . . . . . . . . . .     1,390.7      1,944.4     1,421.0        879.7     1,076.7        (28.5)
Applicable income taxes. . . . . . . . .       552.2        725.7       523.9        311.5       374.9        (23.9)
                                            -----------------------------------------------------------
Income from continuing operations. . . .       838.5      1,218.7       897.1        568.2       701.8        (31.2)
Income (loss) from discontinued
  operations . . . . . . . . . . . . . .          --           --          --         (8.5)        2.5            *
                                            -----------------------------------------------------------
Net income . . . . . . . . . . . . . . .    $  838.5     $1,218.7    $  897.1     $  559.7    $  704.3        (31.2)%
                                            -----------------------------------------------------------
                                            -----------------------------------------------------------
Net income applicable to common equity .    $  827.9     $1,200.3    $  877.4     $  534.9    $  662.9        (31.0)%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

*NOT MEANINGFUL


70                                                                  U.S. Bancorp

                        QUARTERLY CONSOLIDATED FINANCIAL DATA



                                                     1997                                               1996
                                  -----------------------------------------------------------------------------------------------
                                     Fourth     Third      Second       First     Fourth         Third       Second       First
(Dollars in Millions, Except Per    Quarter   Quarter     Quarter     Quarter    Quarter       Quarter      Quarter     Quarter
Share Data)
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans  . . . . . . . . . . . . .  $1,222.6  $1,211.1     $1,197.6    $1,153.2     $1,167.4    $1,149.3     $1,120.7    $1,100.3
Securities:
  Taxable. . . . . . . . . . . .      90.5      89.0         95.4        96.6        101.1       104.5        105.8       109.1
  Exempt from federal income
    taxes. . . . . . . . . . . .      16.6      16.8         17.4        17.3         17.5        18.0         19.0        16.5
Other interest income. . . . . .      18.8      15.2         18.4        17.1         17.2        22.6         22.3        23.1
                                  -----------------------------------------------------------------------------------------------
  Total interest income. . . . .   1,348.5   1,332.1      1,328.8     1,284.2      1,303.2     1,294.4      1,267.8     1,249.0

INTEREST EXPENSE
Deposits . . . . . . . . . . . .     359.1     362.3        363.6       351.8        362.6       363.6        358.3       356.8
Federal funds purchased and
  repurchase agreements. . . . .      42.4      41.9         50.8        47.9         47.7        51.2         47.0        52.0
Other short-term funds borrowed.      19.4      28.2         33.1        36.9         48.8        48.2         49.6        51.4
Long-term debt . . . . . . . . .     144.4     122.1        104.2        88.3         79.1        77.5         74.0        73.2
Company-obligated mandatority
  redeemable preferred securities
  of subsidiary trusts holding
  solely the junior subordinated
  debentures of the parent
  company. . . . . . . . . . . .      12.2      12.3         12.3        12.3          2.8          --           --          --
                                  -----------------------------------------------------------------------------------------------
     Total interest expense. . .     577.5     566.8        564.0       537.2        541.0       540.5        528.9       533.4
                                  -----------------------------------------------------------------------------------------------
Net interest income. . . . . . .     771.0     765.3        764.8       747.0        762.2       753.9        738.9       715.6
Provision for credit losses  . .      90.0     185.0        101.1        84.2         75.5        73.1         61.5        61.1
                                  -----------------------------------------------------------------------------------------------
Net interest income after
  provision for credit losses. .     681.0     580.3        663.7       662.8        686.7       680.8        677.4       654.5

NONINTEREST INCOME
Credit card fee revenue. . . . .     123.1     106.2         98.8        90.7         91.3        90.1         88.7        81.4
Service charges on deposit
  accounts . . . . . . . . . . .     101.2     102.2         97.4        95.4         97.4        96.4         92.9        90.5
Trust and investment management
  fees . . . . . . . . . . . . .      88.8      87.4         87.2        84.6         77.3        74.2         77.4        73.4
Gain on sale of mortgage banking
  operations, branches and
  other assets . . . . . . . . .        --       9.4           --          --           --          --         25.7        45.7
Securities gains . . . . . . . .        --        --          1.9         1.7           .5          .9          1.4        18.0
Termination fee. . . . . . . . .        --        --           --          --           --          --         75.0       115.0
State income tax refund. . . . .        --        --           --          --           --          --         65.0          --
Other  . . . . . . . . . . . . .     107.4     104.5        122.2       105.1         94.3        99.5        103.8       107.3
                                  -----------------------------------------------------------------------------------------------
  Total noninterest income . . .     420.5     409.7        407.5       377.5        360.8       361.1        529.9       531.3

NONINTEREST EXPENSE
Salaries . . . . . . . . . . . .     239.6     242.2        246.9       240.6        240.0       238.1        243.7       242.7
Employee benefits. . . . . . . .      49.9      49.2         57.2        61.1         52.2        52.2         56.0        59.9
Net occupancy. . . . . . . . . .      45.7      45.3         45.2        45.8         45.5        44.6         43.0        46.3
Furniture and equipment. . . . .      38.0      40.4         44.2        42.8         43.8        42.1         44.5        44.8
Goodwill and other intangible
  assets . . . . . . . . . . . .      31.0      29.1         25.8        27.4         27.4        27.1         24.6        51.0
Professional services. . . . . .      22.8      18.9         15.1        13.5         17.4        13.5         14.9        12.2
Other personnel costs. . . . . .      19.5      14.3         16.4        16.4         22.3        23.8         21.1        16.2
FDIC insurance . . . . . . . . .       2.1       2.4          2.4         2.1           .5         2.5          4.5         4.4
Merger, integration, and
  resizing . . . . . . . . . . .      71.4     440.2           --          --           --          --          9.8        78.3
SAIF special assessment. . . . .        --        --           --          --           --        61.3           --          --
Other  . . . . . . . . . . . . .     124.2     121.1        136.3       125.8        137.8       137.1        141.2       149.8
                                  -----------------------------------------------------------------------------------------------
  Total noninterest expense. . .     644.2   1,003.1        589.5       575.5        586.9       642.3        603.3       705.6
                                  -----------------------------------------------------------------------------------------------
Income before income taxes . . .     457.3     (13.1)       481.7       464.8        460.6       399.6        604.0       480.2
Applicable income taxes. . . . .     168.4      34.5        177.8       171.5        168.5       143.9        222.8       190.5
                                  -----------------------------------------------------------------------------------------------
Net income (loss). . . . . . . .  $  288.9  $  (47.6)     $ 303.9     $ 293.3      $ 292.1     $ 255.7      $ 381.2     $ 289.7
                                  -----------------------------------------------------------------------------------------------
                                  -----------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common equity. . . . . . . . .  $  287.5  $  (50.7)     $ 300.8     $ 290.3      $ 287.7     $ 251.1      $ 376.5     $ 285.0
                                  -----------------------------------------------------------------------------------------------
                                  -----------------------------------------------------------------------------------------------
Net income (loss) per common
  share. . . . . . . . . . . . .  $   1.17  $   (.21)     $  1.23     $  1.18      $  1.17     $  1.00      $  1.49     $  1.15
Diluted net income (loss) per
  common share . . . . . . . . .  $   1.16  $   (.21)     $  1.22     $  1.17      $  1.15     $   .98      $  1.46     $  1.13

SELECTED AVERAGE BALANCES
Loans  . . . . . . . . . . . . .  $ 54,386  $ 53,690      $53,515     $52,438      $52,108     $51,240      $50,605     $49,450
Earning assets . . . . . . . . .    62,365    61,541       61,859      60,886       60,854      60,639       60,148      59,147
Total assets . . . . . . . . . .    69,861    68,423       68,877      67,890       68,132      67,871       67,420      66,168
Deposits . . . . . . . . . . . .    47,468    47,035       47,688      47,160       47,784      47,573       47,444      46,197
Long-term debt . . . . . . . . .     9,534     8,008        6,768       5,751        5,119       5,020        4,847       4,629
Common equity. . . . . . . . . .     5,698     5,736        5,616       5,615        5,692       5,789        5,706       5,533
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------




U.S. Bancorp                                                                  71

          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES


Year ended December 31                                      1997                                1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                 Interest Yields                        Interest Yields
(Dollars In Millions)                       Balance     Interest       and Rates    Balance    Interest       and Rates
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
  U.S. Treasury. . . . . . . . . . . . .    $   734   $    42.7          5.82%      $1,255     $  74.3            5.92%
  Mortgage-backed. . . . . . . . . . . .      4,239       290.5          6.85        4,158       279.7            6.73
  State and political subdivisions . . .        889        69.8          7.85          555        47.0            8.47
  U.S. agencies and other. . . . . . . .        595        36.1          6.07          978        65.7            6.72
                                          ----------------------                   --------------------
     Total available-for-sale
       securities. . . . . . . . . . . .      6,457       439.1          6.80        6,946       466.7            6.72
Unrealized gain (loss) on
  available-for-sale securities. . . . .          3                                    (21)
                                          ----------                               -------
     Net available-for-sale securities .      6,460                                  6,925
Held-to-maturity securities. . . . . . .        449        35.5          7.91          834        64.0            7.67
Trading account securities . . . . . . .        168         9.7          5.77          233        13.2            5.67
Federal funds sold and resale
  agreements . . . . . . . . . . . . . .        577        31.6          5.48          872        46.5            5.33
Loans:
  Commercial:
     Commercial. . . . . . . . . . . . .     22,466     1,829.8          8.14       20,910     1,708.0            8.17
     Real estate:
       Commercial mortgage . . . . . . .      8,037       728.5          9.06        7,630       687.5            9.01
       Construction. . . . . . . . . . .      2,255       216.9          9.62        1,707       165.4            9.69
                                          ----------------------                   --------------------
       Total commercial. . . . . . . . .     32,758     2,775.2          8.47       30,247     2,560.9            8.47
  Consumer:
     Residential mortgage. . . . . . . .      4,879       389.7          7.99        5,495       444.2            8.08
     Residential mortgage held for
       sale. . . . . . . . . . . . . . .        165        12.4          7.52          239        16.8            7.03
     Home equity and second mortgage . .      5,115       493.8          9.65        4,385       416.1            9.49
     Credit card . . . . . . . . . . . .      3,702       462.9         12.50        3,452       444.0           12.86
     Other . . . . . . . . . . . . . . .      6,894       673.2          9.77        7,037       680.6            9.67
                                          ----------------------                   --------------------
       Total consumer. . . . . . . . . .     20,755     2,032.0          9.79       20,608      2001.7            9.71
                                          ----------------------                   --------------------
       Total loans . . . . . . . . . . .     53,513     4,807.2          8.98       50,855     4,562.6            8.97
  Allowance for credit losses. . . . . .        998                                    973
                                          ----------                               -------
     Net loans . . . . . . . . . . . . .     52,515                                 49,882
Other earning assets . . . . . . . . . .        511        28.4          5.56          461        25.5            5.53
                                          ----------------------                   --------------------
       Total earning assets* . . . . . .     61,675     5,351.5          8.68       60,201     5,178.5            8.60
Cash and due from banks. . . . . . . . .      3,682                                  3,729
Other assets . . . . . . . . . . . . . .      4,409                                  4,466
                                          ----------                               -------
       Total assets. . . . . . . . . . .    $68,771                                $67,402
                                          ----------                               -------
                                          ----------                               -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits . . . . . .    $12,680                                $11,970
Interest-bearing deposits:
     Interest checking . . . . . . . . .      5,561        92.2          1.66        5,678        90.1            1.59
     Money market accounts . . . . . . .     10,440       401.9          3.85       10,068       379.4            3.77
     Other savings accounts. . . . . . .      2,799        61.2          2.19        3,157        70.7            2.24
     Savings certificates. . . . . . . .     12,278       668.9          5.45       12,985       703.2            5.42
     Certificates over $100,000. . . . .      3,578       212.6          5.94        3,394       197.9            5.83
                                          ----------------------                   --------------------
       Total interest-bearing deposits .     34,656     1,436.8          4.15       35,282     1,441.3            4.09
Short-term borrowings. . . . . . . . . .      5,314       300.6          5.66        7,187       395.9            5.51
Long-term debt . . . . . . . . . . . . .      7,527       459.0          6.10        4,908       303.8            6.19
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely the junior
  subordinated debentures of the
  parent company . . . . . . . . . . . .        600        49.1          8.18           36         2.8            8.18
                                          ----------------------                   --------------------
       Total interest-bearing
         liabilities . . . . . . . . . .     48,097     2,245.5          4.67       47,413     2,143.8            4.52
Other liabilities. . . . . . . . . . . .      2,196                                  2,100
Preferred equity . . . . . . . . . . . .        131                                    240
Common equity. . . . . . . . . . . . . .      5,665                                  5,693
Unrealized gain (loss) on
  available-for-sale securities,
  net of tax . . . . . . . . . . . . . .          2                                    (14)
                                          ----------                               -------
       Total liabilities and
         shareholders' equity. . . . . .    $68,771                                $67,402
                                          ----------                               -------
                                          ----------                               -------
Net interest income. . . . . . . . . . .               $3,106.0                               $3,034.7
                                                      ----------                             ----------
                                                      ----------                             ----------
Gross interest margin. . . . . . . . . .                                 4.01%                                    4.08%
                                                                     --------                                 --------
                                                                     --------                                 --------
Gross interest margin without
  taxable-equivalent increments. . . . .                                 3.91%                                    3.98%
                                                                     --------                                 --------
                                                                     --------                                 --------
PERCENT OF EARNING ASSETS
Interest income. . . . . . . . . . . . .                                 8.68%                                    8.60%
Interest expense . . . . . . . . . . . .                                 3.64                                     3.56
                                                                     --------                                 --------
     Net interest margin . . . . . . . .                                 5.04                                     5.04
                                                                     --------                                 --------
Net interest margin without
  taxable-equivalent increments. . . . .                                 4.94%                                    4.93%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
   INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
   INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
  *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
 **NOT MEANINGFUL
***DETAIL NOT AVAILABLE


72                                                                                                                      U.S. Bancorp




YIELDS AND RATES



Year ended December 31                                    1995                                  1994
-----------------------------------------------------------------------------------------------------------------------------
                                                                 Interest Yields                        Interest Yields
(Dollars In Millions)                       Balance     Interest       and Rates    Balance    Interest       and Rates
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
  U.S. Treasury. . . . . . . . . . . . .    $ 1,864    $  109.0          5.85%     $ 2,704    $  142.6            5.27%
  Mortgage-backed. . . . . . . . . . . .      2,711       171.0          6.31        4,085       253.8            6.21
  State and political subdivisions . . .        177        18.9         10.68          188        20.0           10.64
  U.S. agencies and other. . . . . . . .      1,125        82.5          7.33        1,179        65.0            5.51
                                          ----------------------                   --------------------
     Total available-for-sale
       securities. . . . . . . . . . . .      5,877       381.4          6.49        8,156       481.4            5.90
Unrealized gain (loss) on
  available-for-sale securities. . . . .        (69)                                   (97)
                                          ----------                               -------
     Net available-for-sale securities .      5,808                                  8,059
Held-to-maturity securities. . . . . . .      1,833       131.7          7.18        2,162       151.1            6.99
Trading account securities . . . . . . .        266        15.8          5.94          247        13.3            5.38
Federal funds sold and resale
  agreements . . . . . . . . . . . . . .        531        30.8          5.80          715        30.7            4.29
Loans:
  Commercial:
     Commercial. . . . . . . . . . . . .        ***         ***                        ***         ***
     Real estate:
       Commercial mortgage . . . . . . .        ***         ***                        ***         ***
       Construction. . . . . . . . . . .        ***         ***                        ***         ***
                                          ----------------------                   --------------------
       Total commercial. . . . . . . . .     27,048     2,415.2          8.93       24,630     1,934.6            7.85
  Consumer:
     Residential mortgage. . . . . . . .        ***         ***                        ***         ***
     Residential mortgage held for
       sale. . . . . . . . . . . . . . .        ***         ***                        ***         ***
     Home equity and second mortgage . .        ***         ***                        ***         ***
     Credit card . . . . . . . . . . . .        ***         ***                        ***         ***
     Other . . . . . . . . . . . . . . .        ***         ***                        ***         ***
                                          ----------------------                   --------------------
       Total consumer. . . . . . . . . .     20,655     1,989.2          9.63       19,954     1,785.9            8.95
                                          ----------------------                   --------------------
       Total loans . . . . . . . . . . .     47,703     4,404.4          9.23       44,584     3,720.5            8.34
  Allowance for credit losses. . . . . .        869                                    847
                                          ----------                               -------
     Net loans . . . . . . . . . . . . .     46,834                                 43,737
Other earning assets . . . . . . . . . .        346        20.6          5.95          369        20.0            5.42
                                          ----------------------                   --------------------
       Total earning assets* . . . . . .     56,556     4,984.7          8.81       56,233     4,417.0            7.85
Cash and due from banks. . . . . . . . .      3,516                                  3,573
Other assets . . . . . . . . . . . . . .      3,950                                  3,846
                                          ----------                               -------
       Total assets. . . . . . . . . . .    $63,084                                $62,708
                                          ----------                               -------
                                          ----------                               -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits . . . . . .    $10,646                                $11,299
Interest-bearing deposits:
     Interest checking . . . . . . . . .      5,473        88.2          1.61        5,826        85.4            1.47
     Money market accounts . . . . . . .      8,952       357.5          3.99        8,600       247.1            2.87
     Other savings accounts. . . . . . .      3,566        87.8          2.46        4,540       100.8            2.22
     Savings certificates. . . . . . . .     13,223       704.2          5.33       13,200       551.4            4.18
     Certificates over $100,000. . . . .      2,866       179.0          6.25        2,681       136.4            5.09
                                          ----------------------                   --------------------
       Total interest-bearing deposits .     34,080     1,416.7          4.16       34,847     1,121.1            3.22
Short-term borrowings. . . . . . . . . .      6,969       408.0          5.85        6,011       259.1            4.31
Long-term debt . . . . . . . . . . . . .      4,162       273.4          6.57        3,796       227.2            5.99
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely the junior
  subordinated debentures of the
  parent company . . . . . . . . . . . .         --          --            --           --          --              --
                                          ----------------------                   --------------------
       Total interest-bearing
         liabilities . . . . . . . . . .     45,211     2,098.1          4.64       44,654     1,607.4            3.60
Other liabilities. . . . . . . . . . . .      1,882                                  1,575
Preferred equity . . . . . . . . . . . .        255                                    293
Common equity. . . . . . . . . . . . . .      5,134                                  4,948
Unrealized gain (loss) on
  available-for-sale securities,
  net of tax . . . . . . . . . . . . . .        (44)                                   (61)
                                          ----------                               -------
       Total liabilities and
         shareholders' equity. . . . . .    $63,084                                $62,708
                                          ----------                               -------
                                          ----------                               -------
Net interest income. . . . . . . . . . .               $2,886.6                               $2,809.6
                                                      ----------                             ----------
                                                      ----------                             ----------
Gross interest margin. . . . . . . . . .                                 4.17%                                    4.25%
                                                                     --------                                 --------
                                                                     --------                                 --------
Gross interest margin without
  taxable-equivalent increments. . . . .                                 4.06%                                    4.13%
                                                                     --------                                 --------
                                                                     --------                                 --------
PERCENT OF EARNING ASSETS
Interest income. . . . . . . . . . . . .                                 8.81%                                    7.85%
Interest expense . . . . . . . . . . . .                                 3.71                                     2.86
                                                                     --------                                 --------
     Net interest margin . . . . . . . .                                 5.10                                     4.99
                                                                     --------                                 --------
Net interest margin without
  taxable-equivalent increments. . . . .                                 4.99%                                    4.87%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
   INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
   INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
  *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
 **NOT MEANINGFUL
***DETAIL NOT AVAILABLE

U.S. Bancorp                                                                                                         73

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES


Year ended December 31                                  1993                           1996-1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                Interest Yields          % Change
(Dollars In Millions)                       Balance    Interest       and Rates   Average Balance
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
  U.S. Treasury. . . . . . . . . . . . .    $ 1,866    $  104.8          5.62%             (41.5)%
  Mortgage-backed. . . . . . . . . . . .      3,323       207.8          6.25                1.9
  State and political subdivisions . . .        202        22.4         11.09               60.2
  U.S. agencies and other. . . . . . . .        865        52.2          6.03              (39.2)
                                          ----------------------
     Total available-for-sale
       securities. . . . . . . . . . . .      6,256       387.2          6.19               (7.0)
Unrealized gain (loss) on
  available-for-sale securities. . . . .         --                                           **
                                          ----------
     Net available-for-sale securities .      6,256                                         (6.7)
Held-to-maturity securities. . . . . . .      4,603       299.8          6.51              (46.2)
Trading account securities . . . . . . .        313        14.7          4.70              (27.9)
Federal funds sold and resale
  agreements . . . . . . . . . . . . . .      1,081        32.7          3.02              (33.8)
Loans:
  Commercial:
     Commercial. . . . . . . . . . . . .        ***         ***                              7.4
     Real estate:
       Commercial mortgage . . . . . . .        ***         ***                              5.3
       Construction. . . . . . . . . . .        ***         ***                             32.1
                                          ----------------------
       Total commercial. . . . . . . . .     22,652     1,690.9          7.46                8.3
  Consumer:
     Residential mortgage. . . . . . . .        ***         ***                            (11.2)
     Residential mortgage held for
       sale. . . . . . . . . . . . . . .        ***         ***                            (31.0)
     Home equity and second mortgage . .        ***         ***                             16.6
     Credit card . . . . . . . . . . . .        ***         ***                              7.2
     Other . . . . . . . . . . . . . . .        ***         ***                             (2.0)
                                          ----------------------
       Total consumer. . . . . . . . . .     18,440     1,707.4          9.26                 .7

       Total loans . . . . . . . . . . .     41,092     3,398.3          8.27                5.2
  Allowance for credit losses. . . . . .        823                                          2.6
                                          ----------
     Net loans . . . . . . . . . . . . .     40,269                                          5.3
Other earning assets . . . . . . . . . .        381        20.0          5.25               10.8
                                          ----------------------
       Total earning assets* . . . . . .     53,726     4,152.7          7.73                2.4
Cash and due from banks. . . . . . . . .      3,484                                         (1.3)
Other assets . . . . . . . . . . . . . .      3,800                                         (1.3)
                                          ----------
       Total assets. . . . . . . . . . .    $60,187                                          2.0%
                                          ----------
                                          ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits . . . . . .    $11,295                                          5.9%
Interest-bearing deposits:
     Interest checking . . . . . . . . .      5,605        93.4          1.67               (2.1)
     Money market accounts . . . . . . .      8,362       220.9          2.64                3.7
     Other savings accounts. . . . . . .      4,323       102.9          2.38              (11.3)
     Savings certificates. . . . . . . .     14,300       621.6          4.35               (5.4)
     Certificates over $100,000. . . . .      2,731       135.3          4.95                5.4
                                          ----------------------
       Total interest-bearing deposits .     35,321     1,174.1          3.32               (1.8)
Short-term borrowings. . . . . . . . . .      4,110       136.1          3.31              (26.1)
Long-term debt . . . . . . . . . . . . .      2,916       184.3          6.32               53.4
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely the junior
  subordinated debentures of the
  parent company . . . . . . . . . . . .         --          --            --                 **
                                          ----------------------
       Total interest-bearing
         liabilities . . . . . . . . . .     42.347     1,494.5          3.53                1.4
Other liabilities. . . . . . . . . . . .      1,533                                          4.6
Preferred equity . . . . . . . . . . . .        510                                        (45.4)
Common equity. . . . . . . . . . . . . .      4,502                                          (.5)
Unrealized gain (loss) on
  available-for-sale securities,
  net of tax . . . . . . . . . . . . . .         --                                           **
                                          ----------
       Total liabilities and
         shareholders' equity. . . . . .    $60,187                                          2.0%
                                          ----------
                                          ----------                                       ------
Net interest income. . . . . . . . . . .               $2,658.2
                                                      ----------
                                                      ----------
Gross interest margin. . . . . . . . . .                                 4.20%
                                                                     --------
                                                                     --------
Gross interest margin without
  taxable-equivalent increments. . . . .                                 4.07%
                                                                     --------
                                                                     --------
PERCENT OF EARNING ASSETS
Interest income. . . . . . . . . . . . .                                 7.73%
Interest expense . . . . . . . . . . . .                                 2.78
                                                                     --------
     Net interest margin . . . . . . . .                                 4.95
                                                                     --------
Net interest margin without
  taxable-equivalent increments. . . . .                                 4.82%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
   INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
   INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
  *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
 **NOT MEANINGFUL
***DETAIL NOT AVAILABLE




U.S. Bancorp                                                                  73

                             SUPPLEMENTAL FINANCIAL DATA

EARNINGS PER SHARE SUMMARY
                                   1997          1996            1995          1994          1993
------------------------------------------------------------------------------------------------------
Earnings per share from
  continuing operations. . . .       $3.39          $4.81          $3.56          $2.19          $2.71
Income (loss) from
  discontinued operations. . .          --             --             --           (.03)           .01

Earnings per share . . . . . .       $3.39          $4.81          $3.56          $2.16          $2.72

Diluted earnings per share
  from continuing operations .       $3.34          $4.72          $3.48          $2.14          $2.64
Income (loss) from
  discontinued operations. . .          --             --             --           (.03)           .01

Diluted earnings per share . .       $3.34          $4.72          $3.48          $2.11          $2.65
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

RATIOS
                                   1997          1996            1995          1994          1993
------------------------------------------------------------------------------------------------------
Return on average assets . . .        1.22%          1.81%          1.42%           .89%          1.17%
Return on average common
  equity . . . . . . . . . . .        14.6           21.1           17.2           10.9           14.7
Average total equity to
  average assets . . . . . . .         8.4            8.8            8.5            8.3            8.3
Dividends per share to net
  income per share . . . . . .        54.9           34.3           40.7           53.7           36.8
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

OTHER STATISTICS
                                   1997          1996            1995          1994          1993
------------------------------------------------------------------------------------------------------
Common shares outstanding -
  year end*. . . . . . . . . . 246,644,338    246,005,990    241,031,881    248,686,447    244,023,773
Average common shares
  outstanding and common
  stock equivalents:
  Earnings per share . . . . . 244,516,964    249,726,158    246,217,723    248,052,659    244,133,540
  Diluted earnings per
    share. . . . . . . . . . . 247,637,912    255,390,668    254,887,049    258,269,631    254,007,511
Number of shareholders -
  year-end** . . . . . . . . .      41,657         43,353         41,701         47,911         48,585
Average number of employees
  (full-time equivalents). . .      25,858         27,157         27,795         31,185         31,674
Common dividends paid
  (millions) . . . . . . . . .      $445.7         $406.9         $327.4         $276.5         $222.7
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

* DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY. **BASED ON NUMBER OF COMMON STOCK SHAREHOLDERS OF RECORD.


STOCK PRICE RANGE AND DIVIDENDS
                                                    1997                                         1996
                                   -----------------------------------------------------------------------------------
                                         Sales Price           Dividends              Sales Price            Dividends
                                   -----------------------                     -----------------------
                                      High            Low           Paid           High            Low            Paid
----------------------------------------------------------------------------------------------------------------------
First quarter. . . . . . . . .     $ 84.50          $ 67.50       $.4650         $59.88           $46.00         $.4125
Second quarter . . . . . . . .       87.50            71.00        .4650          63.75            56.25          .4125
Third quarter. . . . . . . . .       97.50            85.56        .4650          68.00            55.38          .4125
Fourth quarter . . . . . . . .      116.63            92.25        .4650          74.00            63.75          .4125
Closing price - December 31. .              111.94                                        68.25
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

THE COMMON STOCK OF U.S. BANCORP IS TRADED ON THE NEW YORK STOCK EXCHANGE, UNDER THE TICKER SYMBOL, "USB."


74                                                                  U.S. Bancorp

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                            December 31, 1997
                                 ------------------------------------------
                                 In 1 Year     After 1 Year
(In Millions)                      or Less  Through 5 Years  After 5 Years
---------------------------------------------------------------------------
Commercial, lease financing and
  agricultural . . . . . . . . .   $18,402         $4,097         $   900
Real estate:
  Commercial mortgage. . . . . .     4,172          2,219           1,634
  Construction . . . . . . . . .     2,254             91              14
     Total . . . . . . . . . . .   $24,828         $6,407         $ 2,548
---------------------------------------------------------------------------
---------------------------------------------------------------------------
                                     Due in      Due After
                                   One Year       One Year           Total
                                 ------------------------------------------
Loans at fixed interest rates. .   $ 2,706         $6,764         $ 9,470
Loans at variable interest
  rates. . . . . . . . . . . . .    22,122          2,191          24,313
     Total . . . . . . . . . . .   $24,828         $8,955         $33,783
---------------------------------------------------------------------------
---------------------------------------------------------------------------

TIME CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE AT DECEMBER 31

                                           Maturing
                        ---------------------------------------------------
                         Under      Three    Six to      Over
                         Three     to Six    Twelve    Twelve
(In Millions)           Months     Months    Months    Months    Total
---------------------------------------------------------------------------
1997 . . . . . . . .    $1,077      $762      $508      $937    $3,284
1996 . . . . . . . .     1,749       573       483       597     3,402
1995 . . . . . . . .     1,226       377       432       597     2,632
---------------------------------------------------------------------------
---------------------------------------------------------------------------

SHORT-TERM FUNDS BORROWED


                                            Average      Maximum        Average       Weighted
                                              Daily  Outstanding  Interest Rate        Average
                          Outstanding        Amount    Month-End    Paid During  Interest Rate
(In Millions)             at Year-End   Outstanding      Balance       the Year    at Year-End
-----------------------------------------------------------------------------------------------
1997
Federal funds purchased
 and securities sold
 under agreements to
 repurchase. . . . . . .      $2,318        $3,242       $4,188           5.64%           5.23%
Other. . . . . . . . . .         974         2,072        3,082           5.68            5.33
                          -------------------------
Total. . . . . . . . . .      $3,292        $5,314        6,879           5.66            5.26
                          -------------------------
                          -------------------------

1996
Federal funds purchased
  and securities sold
  under agreements to
  repurchase . . . . . .      $3,401        $3,719       $4,114           5.32%           5.34%
Other. . . . . . . . . .       3,191         3,468        4,330           5.71            5.53
                          -------------------------
Total. . . . . . . . . .      $6,592        $7,187        7,797           5.51            5.43
                          -------------------------
                          -------------------------

1995
Federal funds purchased
  and securities sold
  under agreements to
  repurchase . . . . . .      $3,914        $3,795       $4,649           5.75%           5.25%
Other. . . . . . . . . .       4,070         3,174        4,658           5.98            5.61
                          -------------------------
Total. . . . . . . . . .      $7,984        $6,969        8,037           5.85            5.43
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------



U.S. Bancorp                                                                  75

                              ANNUAL REPORT ON FORM 10-K


Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended
December 31, 1997.

Commission File Number 1-6880

U.S. BANCORP

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

Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, Par Value $1.25.

     Securities registered pursuant to Section 12(g) of the Act:
Warrants to Purchase Shares of Common Stock.

     As of January 31, 1998, U.S. Bancorp had 246,936,015 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 1998, was approximately $25,838,000,000.

     U.S. Bancorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption "Forward-Looking Statements" are incorporated in the Form 10-K.

Cross-Reference                                   Page
------------------------------------------------------
PART I
ITEM 1  Business
        General. . . . . . . . . . . . . . . . . . 77
        Distribution of Assets, Liabilities and
          Stockholders' Equity; Interest Rates
          and Interest Differential. . . 22-23, 72-73
        Investment Portfolio . . . . . .28-29, 49, 69
        Loan Portfolio . .26-28, 30-34, 45-46, 50, 75
        Summary of Loan Loss Experience.23, 30-34, 50
        Deposits . . . . . . . . . . . .29, 72-73, 75
        Return on Equity and Assets. . . . . . . . 74
        Short-Term Borrowings. . . . . . . . . . . 75
ITEM 2  Properties . . . . . . . . . . . . . . . . 77
ITEM 3  Legal Proceedings. . . . . . . . . . . . none
ITEM 4  Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . none
PART II
ITEM 5  Market for the Registrant's Common Equity
          and Related Stockholder
          Matters. . . . . . . . . . . .37-38, 67, 76
ITEM 6  Selected Financial Data. . . . . . . . . . 19
ITEM 7  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations. . . . . . . . .18-40
ITEM 7A Quantitative and Qualitative Disclosures
          About Market Risk. . . . . . . . . . .34-36
ITEM 8  Financial Statements and
          Supplementary Data . . . . . . . . . 71, 78
ITEM 9  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure . . . . . . . . . none
PART III
ITEM 10 Directors and Executive Officers
          of the Registrant. . . . . . . . . . .80-81*
ITEM 11 Executive Compensation . . . . . . . . . . . *
ITEM 12 Security Ownership of Certain
          Beneficial Owners and Management . . . . . *
ITEM 13 Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . *
PART IV
ITEM 14 Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . .78-79

*U.S. BANCORP'S DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED HEREIN BY REFERENCE, OTHER THAN THE SECTIONS ENTITLED "REPORT OF THE COMPENSATION AND HUMAN RESOURCES COMMITTEE ON EXECUTIVE COMPENSATION" AND "COMPARATIVE STOCK PERFORMANCE."

76                                                                  U.S. Bancorp

GENERAL U.S. Bancorp, formerly known as First Bank System, Inc. (the "Company"), is the organization created by the acquisition by First Bank System, Inc. of U.S. Bancorp of Portland, Oregon. The Company is a regional, multi-state bank holding company headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1929 and owns 100 percent of the capital stock of each of eight banks, and eleven trust companies, having 1,009 banking offices in Minnesota, Oregon, Washington, Colorado, California, Idaho, Nebraska, North Dakota, Nevada, South Dakota, Montana, Iowa, Illinois, Utah, Wisconsin, Kansas, and Wyoming. The Company also has various nonbank subsidiaries engaged in financial services.

     The banks are engaged in general commercial banking business, principally in domestic markets. They range in size from less than $1.0 million to $48.1 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities, and other financial institutions. Depository services include checking accounts, savings accounts, and time certificate contracts. Ancillary services such as treasury management and receivable lockbox collection are provided for corporate customers. The Company's bank and trust subsidiaries provide a full range of fiduciary activities for individuals, estates, foundations, business corporations, and charitable organizations.

     The Company provides banking services through its subsidiary banks to both domestic and foreign customers and correspondent banks. These services include consumer banking, commercial lending, financing of import/export trade, foreign exchange, and investment services.

      The Company, through its subsidiaries, also provides services in trust, commercial and agricultural finance, data processing, leasing, and brokerage services.

     On a full-time equivalent basis, employment during 1997 averaged a total of 25,858 employees.

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

     Under the Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), the Company may acquire banks throughout the United States, subject only to state or federal deposit caps and state minimum-age requirements. Effective June 1, 1997, the Interstate Act authorized interstate branching by acquisition and consolidation in those states that had not opted out by that date.

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

PROPERTIES The Company and its significant subsidiaries occupy their headquarter offices under long-term leases. The Company also leases a freestanding operations center in St. Paul and owns operations centers in Fargo, Portland, and Boise. At December 31, 1997, the Company's subsidiaries owned and operated a total of 603 facilities and leased an additional 638 facilities, all of which are well maintained. Additional information with respect to premises and equipment is presented in Notes G and Q to the Consolidated Financial Statements.

U.S. Bancorp                                                                  77

EXHIBITS

Financial Statements Filed                                                 Page
-------------------------------------------------------------------------------
U.S. Bancorp and Subsidiaries
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

     During the three months ended December 31, 1997, the Company filed the following Current Reports on Form 8-K:

     Form 8-K filed October 17, 1997, relating to the announcement of the Company's third quarter 1997 earnings.

     Form 8-K filed December 15, 1997, relating to the announcement of the Company's agreement to acquire Piper Jaffray Companies Inc., the analyst presentation made in connection with the announcement, and the merger agreement between the Company and Piper Jaffray Companies Inc.

     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

          (1)3.1 Restated Certificate of Incorporation, as amended. Filed as
                 Exhibit 3.1 to Form 8-K dated August 1, 1997.
             3.2 Bylaws, as amended.
             4.1 [Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]
          (1)4.2 Warrant Agreement, dated as of October 2, 1995, between U.S.
                 Bancorp and First Chicago Trust Company of New York, as
                 Warrant Agent and Form of Warrant. Filed as Exhibits 4.18 and
                 4.19 to Registration Statement on Form S-3, File No. 33-61667.
          (1)4.3 Warrant Agreement, dated as of November 20, 1990, between
                 Metropolitan Financial Corporation and American Stock Transfer and Trust Company, as Warrant Agent; Supplemental Warrant
                 Agreement, dated as of January 24, 1995, between U.S. Bancorp and American Stock Transfer and Trust Company, as Warrant
                 Agent; and Form of Warrant. Filed as Exhibit 4E to report on Form 10-K for the year ended December 31, 1996.
         (1)10.1 Stock Purchase Agreements dated as of May 30, 1990, among
                 Corporate Partners, L.P.; Corporate Offshore Partners, L.P.;
                 The State Board of Administration of Florida and U.S. Bancorp and related documents. Filed as Exhibits 4.8-4.15 to Registration Statement on Form S-3, File No. 33-42650.
         (2)10.2 U.S. Bancorp 1997 Stock Incentive Plan, as amended.
      (1)(2)10.3 Description of U.S. Bancorp Stock Option Loan Policy. Filed as
                 Exhibit 10M to report on Form 10-K for the year ended December
                 31, 1996.

         (2)10.4 U.S. Bancorp Restated Employee Stock Purchase Plan, as amended.
      (1)(2)10.5 U.S. Bancorp 1995 Executive Incentive Plan, as amended. Filed as Exhibit 10A to report on Form 10-Q for the quarter ended
                 March 31, 1997.
      (1)(2)10.6 U.S. Bancorp Annual Incentive Plan, as amended. Filed as
                 Exhibit 10E to report on Form 10-K for the year ended December
                 31, 1996.
      (1)(2)10.7 U.S. Bancorp Executive Deferral Plan, as amended. Filed as
                 Exhibit 10C to report on Form 10-Q for the quarter ended March
                 31, 1997.
      (1)(2)10.8 U.S. Bancorp Nonqualified Supplemental Executive Retirement
                 Plan, as amended. Filed as Exhibit 10B to report on Form 10-Q for the quarter ended March 31, 1997.
         (2)10.9 U.S. Bancorp Special Executive Deferral Plan.
        (2)10.10 Amended and Restated Supplemental Benefits Plan of the former
                 U.S. Bancorp.
        (2)10.11 1991 Executive Deferred Compensation Plan, as amended, of the former U.S. Bancorp.
        (2)10.12 Deferred Compensation Trust Agreement of the former U.S.
                 Bancorp.
        (2)10.13 1991 Performance and Equity Incentive Plan of the former U.S.
                 Bancorp.
        (2)10.14 Description of Retirement Benefits of Joshua Green III.
        (2)10.15 Form of Director Indemnification Agreement entered into with former Directors of the former U.S. Bancorp.
        (2)10.16 Description of health insurance premium reimbursement plan for former Directors of West One Bancorp.
     (1)(2)10.17 U.S. Bancorp Independent Director Retirement and Death Benefit
                 Plan, as amended. Filed as Exhibit 10D to report on Form 10-Q for the quarter ended March 31, 1997.
        (2)10.18 U.S. Bancorp Deferred Compensation Plan for Directors, as amended.
     (1)(2)10.19 Form of Change-in-Control Agreement between U.S. Bancorp and certain officers of the Company. Filed as Exhibit 10J to report on Form 10-K for the year ended December 31, 1996.
     (1)(2)10.20 Employment Agreement with Gerry B. Cameron. Filed as Exhibit
                 10.1 to Registration Statement on Form_S-4, File No.
                 333-29409.
     (1)(2)10.21 Employment Agreement with John F. Grundhofer. Filed as Exhibit
                 10(a) to report on Form 10-Q for the quarter ended September
                 30, 1997.
     (1)(2)10.22 Employment Agreement with Gary T. Duim. Filed as Exhibit 10.2 to Registration Statement on Form S-4, File No. 333-29409.
     (1)(2)10.23 Employment Agreement with Philip G. Heasley. Filed as Exhibit
                 10(b) to report on Form 10-Q for the quarter ended September
                 30, 1997.

(1) EXHIBIT HAS HERETOFORE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IS INCORPORATED HEREIN AS AN EXHIBIT BY REFERENCE.
(2) ITEMS THAT ARE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS AN EXHIBIT PURSUANT TO ITEM 14(c) OF THIS
     FORM 10-K.


78                                                                  U.S. Bancorp

     (1)(2)10.24 Employment Agreement with Robert D. Sznewajs. Filed as Exhibit
                 10.3 to Registration Statement on Form S-4, File No.
                 333-29409.
     (1)(2)10.25 Employment Agreement with Richard A. Zona. Filed as Exhibit
                 10(c) to report on Form 10-Q for the quarter ended September
                 30, 1997.
     (1)(2)10.26 Consulting Agreement with Norman M. Jones. Filed as Exhibit
                 10T to report on Form 10-K for the year ended December 31, 1994.
        (1)10.27 Agreement and Plan of Merger, dated as of March 19, 1997, by and between First Bank System, Inc. and U.S. Bancorp. Filed as
                 Exhibit 2 to report on Form 8-K dated March 19, 1997.
              12 Statement re: Computation of Ratio of Earnings to Fixed
                 Charges.
              13 Annual Report to Shareholders for the year ended
                 December 31, 1997.
              21 Subsidiaries of the Registrant.
              23 Consent of Ernst & Young LLP.
              27 Financial Data Schedule.


(1) EXHIBIT HAS HERETOFORE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IS INCORPORATED HEREIN AS AN EXHIBIT BY REFERENCE.
(2) ITEMS THAT ARE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS AN EXHIBIT PURSUANT TO ITEM 14(c) OF THIS
     FORM 10-K.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 18, 1998, on its behalf by the undersigned thereunto duly authorized.

     U.S. Bancorp
     By: John F. Grundhofer
     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

     JOHN F. GRUNDHOFER
     President, Chief Executive Officer, and Director
     (principal executive officer)

     SUSAN E. LESTER
     Executive Vice President and Chief Financial Officer
     (principal financial officer)

     DAVID J. PARRIN
     Senior Vice President and Controller
     (principal accounting officer)

     LINDA L. AHLERS
     Director

     HARRY L. BETTIS
     Director

     GERRY B. CAMERON
     Chairman and Director

     CAROLYN SILVA CHAMBERS
     Director

     ARTHUR D. COLLINS, JR.
     Director

     PETER H. COORS
     Director

     FRANKLIN G. DRAKE
     Director

     ROBERT L. DRYDEN
     Director

     JOHN B. FERY
     Director

     JOSHUA GREEN III
     Director

     ROGER L. HALE
     Director

     DELBERT W. JOHNSON
     Director

     NORMAN M. JONES
     Director

     RICHARD L. KNOWLTON
     Director

     JERRY W. LEVIN
     Director

     KENNETH A. MACKE
     Director

     ALLEN T. NOBLE
     Director

     EDWARD J. PHILLIPS
     Director

     PAUL A. REDMOND
     Director

     S. WALTER RICHEY
     Director

     RICHARD L. ROBINSON
     Director

     N. STEWART ROGERS
     Director

     RICHARD L. SCHALL
     Director

     WALTER SCOTT, JR.
     Director

     BENJAMIN R. WHITELEY
     Director



U.S. Bancorp                                                                  79

                                  EXECUTIVE OFFICERS



GERRY B. CAMERON
Mr. Cameron, 59, has been Chairman of the Board of U.S. Bancorp since August 1, 1997. He had been Chairman, President and Chief Executive Officer of the former U.S. Bancorp, where he previously served as Vice Chairman.

JOHN F. GRUNDHOFER
Mr. Grundhofer, 59, has been President and Chief Executive Officer of
U.S. Bancorp since August 1, 1997. From 1990 to 1997 he served as Chairman, President and Chief Executive officer of First Bank System, Inc. (now U.S. Bancorp).

GARY T. DUIM
Mr. Duim, 54, has been Vice Chairman of U.S. Bancorp since August 1, 1997, with responsibilities for Commercial & Business Banking and Private Financial Services, as well as U.S. Bancorp Leasing & Financial. He had been Executive Vice President, Retail Banking Group, for the former U.S. Bancorp since 1996. From 1993 to 1996 Mr. Duim headed the Corporate Banking Group of the former U.S. Bancorp.

PHILIP G. HEASLEY
Mr. Heasley, 48, has served as Vice Chairman since 1993. He is responsible for retail bank products, payment systems, and operations and technology.

ROBERT D. SZNEWAJS
Mr. Sznewajs, 51, has served as Vice Chairman of U.S. Bancorp since August 1, 1997 and oversees retail bank branches. He had been Vice Chairman of the former U.S. Bancorp since 1995. From 1994 to 1995, he was Executive Vice President of the former U.S. Bancorp in charge of the Support and Financial Services and Products Group, as well as Executive Vice President of U.S. Bank of Oregon and U.S. Bank of Washington. From 1989 until 1993, Mr. Sznewajs was Executive Vice President and Manager of Retail Banking for Valley National Bank of Arizona in Phoenix. In early 1993, he became chairman of Bank of America, N.A., the credit card bank of BankAmerica Corporation.

RICHARD A. ZONA
Mr. Zona, 53, Vice Chairman, assumed responsibilities in 1997 for Commercial Banking and Institutional Financial Services, in addition to his ongoing responsibilities for Finance, Business Banking and Private Financial Services, and Corporate Trust Services. He was named Vice Chairman-Finance in February 1996, and previously served as Vice Chairman and Chief Financial Officer.

J. ROBERT HOFFMANN
Mr. Hoffmann, 52, has been Executive Vice President and Chief Credit Officer since 1990.

SUSAN E. LESTER
Ms. Lester, 41, was named Executive Vice President and Chief Financial Officer in February 1996. She had served as Executive Vice President, Finance, since December 1995. From May 1994 to November 1995, Ms. Lester was Executive Vice President and Chief Financial Officer of Shawmut National Corporation. Before that, she served as Executive Vice President and Controller at First Bank System, Inc.

LEE R. MITAU
Mr. Mitau, 49, was named Executive Vice President, General Counsel and Secretary in 1995. Previously, he was a Partner at Dorsey & Whitney LLP.

JOHN M. MURPHY, JR.
Mr. Murphy, 56, has been Chairman and Chief Investment Officer,
U.S. Bank Trust National Association, formerly First Trust National Association, since 1990.

DANIEL C. ROHR
Mr. Rohr, 51, was named Executive Vice President of Commercial & Business Banking in 1997. He had been Executive Vice President of Commercial Banking since 1990.

ROBERT H. SAYRE
Mr. Sayre, 58, has served as Executive Vice President of Human Resources since 1990.

JOHN R. DANIELSON
Mr. Danielson, 53, has served as Senior Vice President of Investor and Corporate Relations since 1996. He previously served as Senior Vice President of Investor Relations.

DAVID P. GRANDSTRAND
Mr. Grandstrand, 42, has served as Senior Vice President and Treasurer since 1996. He previously served as Senior Vice President of Asset/Liability Management and Funding.

DAVID J. PARRIN
Mr. Parrin, 42, has been Senior Vice President and Controller since 1994. Previously, he was a Partner at Ernst & Young LLP.


80                                                                  U.S. Bancorp

                                      DIRECTORS



GERRY B. CAMERON
CHAIRMAN OF THE BOARD
U.S. Bancorp

JOHN F. GRUNDHOFER
PRESIDENT AND CHIEF EXECUTIVE OFFICER
U.S. Bancorp

LINDA L. AHLERS
PRESIDENT
Department Store Division of Dayton Hudson Corporation
Minneapolis, Minnesota

HARRY L. BETTIS
RANCHER
Payette, Idaho

CAROLYN SILVA CHAMBERS
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Chambers Communications Corp.
Eugene, Oregon

ARTHUR D. COLLINS, JR.
PRESIDENT AND CHIEF OPERATING OFFICER
Medtronic, Inc.
Minneapolis, Minnesota

PETER H. COORS
VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Coors Brewing Company
Golden, Colorado

FRANKLIN G. DRAKE
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Drake Management Company
Portland, Oregon

ROBERT L. DRYDEN
EXECUTIVE VICE PRESIDENT, AIRPLANE PRODUCTION
The Boeing Company
Commercial Airplane Group
Seattle, Washington

JOHN B. FERY
RETIRED CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Boise Cascade Corporation
Boise, Idaho

JOSHUA GREEN III
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Joshua Green Corporation
Seattle, Washington

ROGER L. HALE
PRESIDENT AND CHIEF EXECUTIVE OFFICER
TENNANT Company
Minneapolis, Minnesota

DELBERT W. JOHNSON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Pioneer Metal Finishing
Minneapolis, Minnesota

NORMAN M. JONES
CHAIRMAN
Metro Bancorp, Inc.
Minneapolis, Minnesota

RICHARD L. KNOWLTON
CHAIRMAN
The Hormel Foundation
Austin, Minnesota

JERRY W. LEVIN
CHAIRMAN
Revlon, Inc.
New York, New York
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
The Coleman Company, Inc.
Wichita, Kansas

KENNETH A. MACKE
GENERAL PARTNER
Macke Partners
Golden Valley, Minnesota

ALLEN T. NOBLE
PRESIDENT
Farm Development Corporation
Boise, Idaho

EDWARD J. PHILLIPS
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Phillips Beverage Company
Minneapolis, Minnesota

PAUL A. REDMOND
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
The Washington Water Power Company
Spokane, Washington


S. WALTER RICHEY
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Meritex, Inc.
Minneapolis, Minnesota

RICHARD L. ROBINSON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Robinson Dairy, Inc.
Denver, Colorado

N. STEWART ROGERS
Chairman of the Board
Penford Corporation
Mercer Island, Washington

RICHARD L. SCHALL
RETIRED VICE CHAIRMAN OF THE BOARD
Dayton Hudson Corporation
Minneapolis, Minnesota

WALTER SCOTT, JR.
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Peter Kiewit Sons', Inc.
Omaha, Nebraska

BENJAMIN R. WHITELEY
CHAIRMAN OF THE BOARD
Standard Insurance Company
Portland, Oregon


U.S. Bancorp                                                                  81

                                    CORPORATE DATA



EXECUTIVE OFFICES
U.S. Bancorp
601 Second Avenue South
Minneapolis, Minnesota 55402-4302

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m. on Wednesday, April 22, 1998, at the Minneapolis Convention Center, 1301 Second Avenue South, Minneapolis, Minnesota 55403.

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York acts as transfer agent and registrar, dividend paying agent, and dividend reinvestment plan agent for U.S. Bancorp and maintains all shareholder records for the corporation. For information about U.S. Bancorp stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago's Shareholder Services Center at (800) 446-2617. Representatives are available weekdays 8:30 a.m. to 7:00 p.m. EST, and the interactive voice response system is available
24 hours a day, seven days a week. The TDD telephone number for the hearing impaired is (201) 222-4955.

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

DIVIDEND REINVESTMENT PLAN
U.S. Bancorp shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares of U.S. Bancorp Common Stock up to $60,000 per calendar year. For more information, please contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor and Corporate Relations
(612) 973-2261

Judith T. Murphy
Vice President, Investor Relations
(612) 973-2264

FINANCIAL INFORMATION
U.S. Bancorp news and financial results are available by fax, mail and the company's Web site.

FAX. To access our fax-on-demand service, call (800) 758-5804. When asked, enter U.S. Bancorp's extension number, "312402." Enter "1" for the most current news release or "2" for a menu of news releases. Enter your fax and telephone numbers as directed. The information will be faxed to you promptly.

MAIL. At your request, we will mail to you our quarterly earnings news releases, quarterly financial data on Form 10-Q, and additional annual reports. To be added to U.S. Bancorp's mailing list for quarterly earnings news releases, or to request other information, please contact:

Investor and Corporate Relations
(612) 973-2263
U.S. Bancorp
601 Second Avenue South, MPFP1703
Minneapolis, Minnesota 55402-4302

WEB SITE. For information about U.S. Bancorp, including news and financial results, product information, and service locations, access our home page on the World Wide Web. The address is http://www.usbank.com.

COMMUNITY ANNUAL REPORT
For information about U.S. Bancorp's community reinvestment activities, call U.S. Bancorp Community Relations, (612) 973-2322.

U.S. Bancorp, including each of its subsidiaries, is an Equal Opportunity Employer and a Drug-Free Workplace.

82                                                                  U.S. Bancorp

DESIGN AND TYPOGRAPHY: Larsen Design Office, Inc.
PRINTING: Banta Direct Marketing Group: The Press

[LOGO]

               P.O. Box 522
               Minneapolis, Minnesota
               55480

               http://www.usbank.com