Form 10-Q
period 1998-03-31
US BANCORP \DE\
filed 1998-05-13
CIK 36104

[GRAPHIC] 1   FORM 10-Q / MARCH 31, 1998







                                                            [LOGO] US BANCORP(R)

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                U.S. BANK PLACE,
                           601 SECOND AVENUE SOUTH,
                       MINNEAPOLIS, MINNESOTA 55402-4302
             (Address of principal executive offices and Zip Code)

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

                  Class                   Outstanding as of April 30, 1998
       Common Stock, $1.25 Par Value            247,633,747 shares

================================================================================

                               FINANCIAL SUMMARY

                                                  Three Months Ended March 31
                                                  ---------------------------
(Dollars in Millions, Except Per Share Data)              1998           1997
=============================================================================
Income before nonrecurring items ...............     $   350.0      $   292.2
Nonrecurring items .............................         (21.5)           1.1
                                                     ------------------------
Net income .....................................     $   328.5      $   293.3
                                                     ========================
PER COMMON SHARE
Earnings per share .............................     $     .44      $     .39
Diluted earnings per share .....................           .44            .39
Earnings on a cash basis (diluted)* ............           .48            .43
Dividends paid .................................          .175           .155
Common shareholders' equity ....................          8.25           7.66

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Earnings per share .............................           .47            .39
Diluted earnings per share .....................           .47            .39
Earnings on a cash basis (diluted)* ............           .51            .43
                                                     ------------------------
FINANCIAL RATIOS
Return on average assets .......................          1.91%          1.75%
Return on average common equity ................          22.1           21.0
Efficiency ratio ...............................          49.9           50.6
Net interest margin (taxable-equivalent basis ..          4.98           5.07

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets .......................          2.03           1.75
Return on average common equity ................          23.5           20.9
Efficiency ratio ...............................          46.1           50.6
                                                     ========================

                                                      March 31     December 31
                                                          1998            1997
                                                     ------------------------
PERIOD END
Loans ..........................................     $  54,969      $  54,708
Allowance for credit losses ....................           996          1,009
Assets .........................................        70,949         71,295
Total shareholders' equity .....................         6,123          5,890
Tangible common equity to total assets** .......           7.4%           7.0%
Tier 1 capital ratio ...........................           7.8            7.4
Total risk-based capital ratio .................          12.4           11.6
Leverage ratio .................................           7.7            7.3
=============================================================================


 *CALCULATED BY ADDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS TO
  NET INCOME.
**DEFINED AS COMMON EQUITY LESS GOODWILL AS A PERCENTAGE OF TOTAL ASSETS LESS
  GOODWILL.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
  (Item 2) ..............................................................................  2
Quantitative and Qualitative Disclosures About Market Risk (Item 3) ..................... 10
Financial Statements (Item 1) ........................................................... 14

PART II -- OTHER INFORMATION
Changes in Securities (Item 2) .......................................................... 26
Submission of Matters to a Vote of Security Holders (Item 4) ............................ 26
Exhibits And Reports On Form 8-K (Item 6) ............................................... 26
Signature ............................................................................... 26
Exhibit 12 - Computation Of Ratio Of Earnings To Fixed Charges .......................... 27


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


U.S. Bancorp                                                                   1

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

      On February 18, 1998, the Company's Board of Directors announced its intention to declare a three-for-one split of the Company's common stock and to increase the number of common and preferred shares which the Company has authority to issue from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The increase in the number of authorized shares was subsequently approved by the shareholders on April 22, 1998. The stock split will be in the form of a 200 percent stock dividend payable May 18, 1998 to shareholders of record on May 4, 1998. The impact of the stock split has been reflected in the financial statements and all share and per share data included herein.

EARNINGS SUMMARY -- The Company reported first quarter 1998 operating earnings (net income excluding nonrecurring items) of $350.0 million, compared with $292.2 million in the first quarter of 1997. On a diluted per share basis, operating earnings were $.47 in the first quarter of 1998, compared with $.39 in the first quarter of 1997, an increase of 21 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were 2.03 percent and 23.5 percent, respectively, in the first quarter of 1998, compared with returns of 1.75 percent and 20.9 percent in the first quarter of 1997. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) improved to 46.1 percent in the first quarter of 1998 from 50.6 percent in the first quarter of 1997.

      Operating earnings for the first quarter of 1998 reflected growth in noninterest income and a decrease in noninterest expense from the first quarter of 1997. Noninterest income, before nonrecurring items, for the quarter increased $70.1 million (19 percent) from the first quarter of 1997, reflecting growth in all categories of fee revenue. Noninterest expense, before nonrecurring items, declined $16.4 million (3 percent) from the first quarter of 1997, reflecting benefits of the merger.

      Net income was $328.5 million in the first quarter of 1998, or $.44 per diluted share, compared with $293.3 million, or $.39 per diluted share, in the first quarter of 1997. Return on average assets and return on average common equity were 1.91 percent and 22.1 percent in the first quarter of 1998, compared with returns of 1.75 percent and 21.0 percent in the first quarter of 1997. Net nonrecurring items decreased net income by $21.5 million ($33.9 million on a pre-tax basis) in the first quarter of 1998. First quarter 1998 nonrecurring items included $12.6 million of net securities gains and $46.5 million of merger-related charges. Approximately $65.0 million, after tax, of additional merger-related expenses are expected to be incurred over the next two quarters. Nonrecurring net securities gains increased first quarter 1997 net income $1.1 million ($1.7 million on a pre-tax basis).

      Operating results reflect the following acquisition and divestiture activity: the December 1997 acquisition of Zappco, Inc. of St. Cloud, Minnesota; the April 1997 acquisition of Business and Professional Bank of Sacramento, California; the February 1997 securitization and sale of $420 million of corporate charge card receivables; and, the January 1997 acquisitions of Sun Capital Bancorp of St. George, Utah and the bond indenture services and paying agency business of Comerica Incorporated.

      On March 13, 1998, the Company announced an agreement to acquire Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. The acquisition is pending regulatory approval and is expected to close in the third quarter of 1998.


2                                                                   U.S. Bancorp

TABLE 1 SUMMARY OF CONSOLIDATED INCOME

                                                                          Three Months Ended
                                                                     ---------------------------
(Taxable-Equivalent Basis;                                              March 31        March 31
Dollars in Millions, Except Per Share Data)                                 1998            1997
================================================================================================

Interest income .................................................     $  1,338.2      $  1,299.1
Interest expense ................................................          570.2           537.2
                                                                      --------------------------
  Net interest income ...........................................          768.0           761.9
Provision for credit losses .....................................           90.0            84.2
                                                                      --------------------------
  Net interest income after provision for credit losses .........          678.0           677.7
Securities gains ................................................           12.6             1.7
Other noninterest income ........................................          445.9           375.8
Merger-related charges ..........................................           46.5            --
Other noninterest expense .......................................          559.1           575.5
                                                                      --------------------------
  Income before income taxes ....................................          530.9           479.7
Taxable-equivalent adjustment ...................................           13.1            14.9
Income taxes ....................................................          189.3           171.5
                                                                      --------------------------
  Net income ....................................................     $    328.5      $    293.3
                                                                      ==========================
Return on average assets ........................................           1.91%           1.75%
Return on average common equity .................................           22.1            21.0
Net interest margin .............................................           4.98            5.07
Efficiency ratio ................................................           49.9            50.6
Efficiency ratio before nonrecurring items ......................           46.1            50.6
                                                                      ==========================
PER COMMON SHARE:

Earnings per share ..............................................     $      .44      $      .39
Dividends paid ..................................................           .175            .155
================================================================================================


      On May 1, 1998, the Company completed its acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm. The acquisition allows the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary to be known as U.S. Bancorp Piper Jaffray Inc. The acquisition of Piper Jaffray was accounted for under the purchase method of accounting, and accordingly, the purchase price of $739 million (including $721 million aggregate cash consideration for Piper Jaffray shares outstanding) was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

LINE OF BUSINESS FINANCIAL REVIEW

Financial performance is measured by major lines of business, which include:
Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems, and Corporate Trust and Institutional Financial Services. Business line results are derived from the Company's business unit profitability reporting system.

Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During first quarter 1998, certain organization and methodology changes were made and 1997 results are presented on a consistent basis.

COMMERCIAL & BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Commercial & Business Banking and Private Financial Services includes lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies and private banking and personal trust clients. Operating earnings increased 17 percent to $181.6 million in the first quarter of 1998, compared with $155.5 million in the first quarter of 1997. Return on average assets was 1.88 percent compared with 1.70 percent in the first quarter of 1997. Net tangible return on average common equity increased to 27.5 percent compared with 25.9 percent in the first quarter of the prior year.


U.S. Bancorp                                                                   3

TABLE 2 LINE OF BUSINESS FINANCIAL PERFORMANCE

                                               Commercial & Business Banking
                                               and Private Financial Services                   Retail Banking
                                             ----------------------------------------------------------------------------------
For the Three Months Ended March 31                                          Percent                                    Percent
(Dollars in Millions)                              1998            1997       Change           1998            1997      Change
===============================================================================================================================
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) ............     $    342.1      $    325.5          5.1%    $    348.7      $    354.4        (1.6)%
Provision for credit losses ............            8.6             8.9         (3.4)          40.3            37.4         7.8
Noninterest income .....................           98.3            81.9         20.0          126.6           119.9         5.6
Noninterest expense ....................          138.7           144.0         (3.7)         285.2           311.9        (8.6)
Income taxes and
 taxable-equivalent adjustment .........          111.5            99.0                        57.0            48.5
                                             ---------------------------                 --------------------------
Income before nonrecurring items .......     $    181.6      $    155.5         16.8     $     92.8      $     76.5        21.3
                                             ===========================                 ==========================
Net nonrecurring items (after-tax)......
Net income..............................

AVERAGE BALANCE SHEET DATA:
Commercial loans .......................     $   30,730      $   28,812          6.7     $    2,139      $    1,915        11.7
Consumer loans, excluding
 residential mortgage ..................            554             536          3.4         10,697          10,639          .5
Residential mortgage loans .............            293             278          5.4          4,253           5,000       (14.9)
Assets .................................         39,136          37,197          5.2         21,210          22,588        (6.1)
Deposits ...............................         10,735           9,883          8.6         34,887          35,831        (2.6)
Common equity ..........................          3,449           3,144          9.7          1,578           1,551         1.7
                                             ---------------------------                 --------------------------
Return on average assets ...............           1.88%           1.70%                       1.77%           1.37%
Return on average common equity ("ROCE")           21.4            20.1                        23.9            20.0
Net tangible ROCE** ....................           27.5            25.9                        42.7            36.5
Efficiency ratio .......................           31.5            35.3                        60.0            65.8
Efficiency ratio on a cash basis** .....           28.7            33.1                        57.9            63.6
===============================================================================================================================

 *NOT MEANINGFUL
**CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED
  AMORTIZATION.
  NOTE: PREFERRED DIVIDENDS AND NONRECURRING ITEMS ARE NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF NONRECURRING ITEMS.

Net interest income increased 5 percent, reflecting growth in average loan and deposit balances. Noninterest income increased $16.4 million or 20 percent in the first quarter of 1998 compared with the same period of the prior year primarily due to gains in the leasing portfolio, fees on letters of credit and collection fees. The efficiency ratio on a cash basis improved to 28.7 percent in the first quarter of 1998, compared with 33.1 percent in the first quarter of 1997.

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATM's"). Operating earnings were $92.8 million in the first quarter of 1998 compared with $76.5 million in the first quarter of the prior year. First quarter return on assets increased to 1.77 percent from 1.37 percent in the same quarter a year ago. Net tangible return on average common equity increased to 42.7 percent compared with 36.5 percent in the first quarter of the prior year.

      Net interest income declined 2 percent from the same quarter of the prior year, due primarily to the planned runoff of the residential mortgage loan portfolio offset by growth in home equity loans. Noninterest income increased 6 percent due primarily to increased investment products and fees. Noninterest expense decreased, reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to 57.9 percent in the first quarter of 1998 from 63.6 percent in the first quarter of the prior year.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing.


4                                                                   U.S. Bancorp

                                          Corporate Trust and                     Consolidated
       Payment Systems               Institutional Financial Services                Company
-------------------------------------------------------------------------------------------------------------
                           Percent                             Percent                                Percent
       1998       1997      Change         1998       1997      Change          1998         1997      Change
=============================================================================================================
     $ 59.2     $ 66.7      (11.2)%      $ 18.0     $ 15.3        17.6%      $ 768.0      $ 761.9          .8%
       41.1       37.9        8.4            --         --          --          90.0         84.2         6.9
      144.6      103.7       39.4          76.4       70.3         8.7         445.9        375.8        18.7
       84.8       69.0       22.9          50.4       50.6         (.4)        559.1        575.5        (2.8)

       29.6       24.7                     16.7       13.6                     214.8        185.8
    ------------------                  ------------------                  ---------------------
     $ 48.3     $ 38.8       24.5        $ 27.3     $ 21.4        27.6         350.0        292.2        19.8
    ==================                  ==================
                                                                               (21.5)         1.1           *
                                                                            ---------------------
                                                                             $ 328.5      $ 293.3        12.0
                                                                            =====================
     $1,200     $1,001       19.9        $   --      $  --          --       $34,069      $31,728         7.4

      4,791      4,257       12.5            --         --          --        16,042       15,432         4.0
         --         --         --            --         --          --         4,546        5,278       (13.9)
      8,043      6,724       19.6         1,432      1,381         3.7        69,821       67,890         2.8
         64         47       36.2         1,601      1,399        14.4        47,287       47,160          .3
        596        517       15.3           413        403         2.5         6,036        5,615         7.5
    ------------------                  ------------------                  ---------------------
       2.44%      2.34%                      *          *                       2.03%        1.75%
       32.9       30.4                     26.8%      21.5%                     23.5         20.9
       43.5       37.9                     46.8       44.1                      33.6         30.3
       41.6       40.5                     53.4       59.1                      46.1         50.6
       38.6       38.7                     48.0       53.2                      43.3         48.2
=============================================================================================================

Operating earnings increased 25 percent in the first quarter of 1998 to $48.3 million compared with $38.8 million in the first quarter of 1997. First quarter return on average assets was 2.44 percent, compared with 2.34 percent in the first quarter of 1997, and net tangible return on average common equity was 43.5 percent compared with 37.9 percent for the same quarter in the previous year.

      Fee-based noninterest income increased 39 percent in the first quarter of 1998 compared with the same period in 1997. The increase was due to growth in the sales volume of the Corporate Card, the Purchasing Card, and the Northwest Airlines WorldPerks(R) credit card and an increase in commercial card interchange rates, as well as the buyout of the third party interest in a merchant processing alliance. Net interest income decreased $7.5 million, or 11 percent, due to the growth in Corporate Card and Purchasing Card non-earning asset balances. Noninterest expense increased due to increased technology spending, costs related to increased sales volume and the buyout of the third party interest in a merchant processing alliance.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and a full-service brokerage company. Operating earnings increased 28 percent to $27.3 million in the first quarter of 1998 compared with $21.4 million in the same period of the prior year. The net tangible return on average common equity was 46.8 percent in the first quarter of 1998 compared with 44.1 percent in the first quarter of the prior year.

      Noninterest income increased 9 percent from the first quarter of 1997 due primarily to increases in mutual fund advisory fees. The efficiency ratio on a cash basis improved to 48.0 percent in the first quarter of 1998 from 53.2 percent in the first quarter of 1997, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.


U.S. Bancorp                                                                   5

TABLE 3 NET INTEREST INCOME

                                                                      Three Months Ended
                                                                    -----------------------
                                                                     March 31    March 31
(Dollars in Millions)                                                    1998        1997
=========================================================================================
Net interest income (taxable-equivalent basis) ...................... $ 768.0     $ 761.9
                                                                      ===================
Average balances of earning assets supported by:
  Interest-bearing liabilities ...................................... $48,670     $47,798
  Noninterest-bearing liabilities ...................................  13,902      13,088
                                                                      -------------------
   Total earning assets ............................................. $62,572     $60,886
                                                                      ===================
Average yields and weighted average rates (taxable-equivalent basis):
  Earning assets yield ..............................................    8.67%       8.65%
  Rate paid on interest-bearing liabilities .........................    4.75        4.56
                                                                      -------------------
Gross interest margin ...............................................    3.92%       4.09%
                                                                      ===================
Net interest margin .................................................    4.98%       5.07%
                                                                      ===================
Net interest margin without taxable-equivalent increments ...........    4.89%       4.98%
=========================================================================================

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- First quarter net interest income on a taxable-equivalent basis was $768.0 million, an increase of $6.1 million (1 percent), from the first quarter of 1997. The increase was primarily the result of an increase in earning assets of $1.7 billion over the first quarter of 1997, driven by core commercial and consumer loan growth, partially offset by reductions in investment securities and residential mortgages. Average loans were up $2.2 billion (4 percent) from the first quarter of 1997. Excluding residential mortgage loans and the effect of the $420 million first quarter 1997 corporate card securitization, average loans for the first quarter were higher by $3.1 billion (7 percent) than the first quarter of 1997, reflecting growth in the commercial, home equity and second mortgages and credit card portfolios. Other consumer loans were lower on average than the first quarter of 1997, primarily due to reductions in installment loans in the northwest region. Average securities for the first quarter were lower by $588 million than the first quarter of 1997, primarily reflecting both maturities and sales of securities. The net interest margin in the first quarter of 1998 of 4.98 percent was below the 1997 margin of 5.07 percent and the fourth quarter margin of 4.99 percent, primarily due to growth in Payment Systems' noninterest-bearing assets, including corporate and purchasing card loan balances.

PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $90.0 million in the first quarter of 1998, up $5.8 million (7 percent) from the first quarter of 1997. Net charge-offs totaled $103.2 million, virtually unchanged from the fourth quarter of 1997, and up $19.3 million (23 percent) from the same quarter a year ago. A portion of the increase over the first quarter of 1997 reflects higher charge-offs in the northwest region's portfolio of installment loans originated in 1995 and 1996. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME -- First quarter 1998 noninterest income was $458.5 million, an increase of $81.0 million (21 percent), from $377.5 million in the first quarter of 1997. Noninterest income in the first quarter of 1998 and 1997 included nonrecurring net securities gains of $12.6 million and $1.7 million, respectively.

TABLE 4 NONINTEREST INCOME

                                                                      Three Months Ended
                                                                     --------------------
                                                                     March 31   March 31
(Dollars in Millions)                                                    1998       1997
=========================================================================================
Credit card fee revenue .............................................. $ 126.8     $ 90.7
Service charges on deposit accounts ..................................    97.9       95.4
Trust and investment management fees .................................    94.9       84.6
Investment products fees and commissions .............................    18.2       15.8
Securities gains .....................................................    12.6        1.7
Trading account profits and commissions ..............................     7.1       10.5
Other ................................................................   101.0       78.8
                                                                       ------------------
   Total noninterest income .......................................... $ 458.5    $ 377.5
=========================================================================================


6                                                                   U.S. Bancorp

TABLE 5 NONINTEREST EXPENSE

                                                                   Three Months Ended
                                                                  -------------------
                                                                  March 31   March 31
(Dollars in Millions, Except Per Employee Data)                       1998       1997
=====================================================================================
Salaries ......................................................... $ 239.6    $ 240.6
Employee benefits ................................................    54.1       61.1
                                                                   ------------------
   Total personnel expense .......................................   293.7      301.7
Net occupancy ....................................................    43.5       45.8
Furniture and equipment ..........................................    35.4       42.8
Goodwill and other intangible assets .............................    33.4       27.4
Advertising and marketing ........................................    15.7       12.3
Telephone ........................................................    15.5       13.6
Third party data processing ......................................    14.0        9.1
Other personnel costs ............................................    13.1       16.4
Professional services ............................................    11.3       13.5
Postage ..........................................................    10.8       11.6
Printing, stationery and supplies ................................     9.1       10.2
FDIC insurance ...................................................     2.0        2.1
Merger-related ...................................................    46.5         --
Other ............................................................    61.6       69.0
                                                                   ------------------
  Total noninterest expense ...................................... $ 605.6    $ 575.5
                                                                   ==================
Efficiency ratio* ................................................    49.9%      50.6%
Efficiency ratio before nonrecurring items .......................    46.1       50.6
Average number of full-time equivalent employees .................  24,815     26,831
Annualized personnel expense per employee ........................ $47,342    $44,978
=====================================================================================

*COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A
 TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF SECURITIES GAINS AND LOSSES.

      First quarter 1998 noninterest income, before securities gains, was $445.9 million, an increase of $70.1 million (19 percent) from the first quarter of 1997. The increase resulted from growth in all categories of fee revenue. First quarter 1998 credit card fee revenue increased $36.1 million (40 percent) over first quarter 1997 as a result of higher volumes for purchasing and corporate cards and the Northwest Airlines WorldPerks credit card, partially offset by the effect of the first quarter 1997 corporate card securitization. First quarter credit card fees were also enhanced by the renewal of the Northwest Airlines WorldPerks program and the buyout of the third party interest in a merchant processing alliance. Without these items, credit card fees would have increased by $27.8 million (28 percent). First quarter 1998 trust and investment management fees were up over the first quarter of 1997 by $10.3 million (12 percent) due to growth in the corporate, institutional, and personal trust businesses. Other noninterest income was higher by $18.8 million (21 percent) in the first quarter of 1998, compared with the first quarter of the prior year. Substantially all of the growth in other fee income was due to distributions from investment partnerships, which were higher than the first quarter of 1997 by $17.0 million.

NONINTEREST EXPENSE -- First quarter 1998 noninterest expense was $605.6 million, an increase of $30.1 million (5 percent), from $575.5 million in the first quarter of 1997. Noninterest expense in the first quarter of 1998 included nonrecurring merger-related charges of $46.5 million incurred in connection with the USBC transaction.

      First quarter 1998 noninterest expense, before nonrecurring items, was $559.1 million, a decrease of $16.4 million (3 percent), from $575.5 million in the first quarter of 1997. Expense reductions in a number of categories reflected benefits of the merger with USBC, partially offset by incremental expense related to revenue increases. First quarter 1998 goodwill and other intangible expense was higher than the first quarter of 1997 by $6.0 million (22 percent), primarily as a result of several small bank and portfolio purchases during 1997 and the buyout of a merchant processing alliance. Total salaries and benefits expense decreased $8.0 million (3 percent) from the first quarter of 1997, reflecting an eight percent decrease in average full-time equivalent employees to 24,815 in the first quarter of 1998 from 26,831 in the first quarter of 1997. Excluding nonrecurring items, the Company's efficiency ratio improved to 46.1 percent from 50.6 percent in the first quarter of 1997, reflecting growing revenues and declining expenses.

      The Company's efforts to address issues related to the turn of the century ("Year 2000") began with technology changes initiated in the early 1990's. Many of the Company's principal data processing applications were replaced with licensed software packages. In addition, a


U.S. Bancorp                                                                 7

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

PROVISION FOR INCOME TAXES -- The provision for income taxes was $189.3 million in the first quarter of 1998, compared with $171.5 million in the first quarter of 1997. The increase was primarily the result of a higher level of taxable income, as discussed above.

BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio was $55.0 billion at March 31, 1998, compared with $54.7 billion at December 31, 1997. The portfolio of commercial loans totaled $34.6 billion at March 31, 1998, up $786 million from December 31, 1997. The increase was primarily attributable to growth in core commercial loans. Total consumer loan outstandings were $20.4 billion at March 31, 1998, compared with $20.9 billion at December 31, 1997. Excluding residential mortgage loan balances, consumer loans were $16.0 billion at March 31, 1998, compared with $16.3 billion at December 31, 1997, reflecting seasonal reductions in credit card outstandings. See Note E to the Consolidated Financial Statements for the composition of the Company's loan portfolio at March 31, 1998 and December 31, 1997.

SECURITIES -- At March 31, 1998, available-for-sale securities were $6.4 billion compared with $6.9 billion at December 31, 1997, reflecting both maturities and sales of securities.

Deposits -- Noninterest-bearing deposits remained relatively flat at $14.3 billion at March 31, 1998, compared with $14.5 billion at December 31, 1997. Interest-bearing deposits also remained relatively flat and totaled $34.3 billion at March 31, 1998, compared with $34.5 billion at December 31, 1997.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $3.0 billion at March 31, 1998, down from $3.3 billion at December 31, 1997. The decrease was primarily due to a $255 million reduction in federal funds purchased and securities sold under agreements to repurchase.

      Long-term debt was $10.4 billion at March 31, 1998, up from $10.2 billion at December 31, 1997. The Company issued $385 million of debt, with an average original maturity of 3.3 years, under its medium term and bank note programs during the first quarter of 1998. The Company also issued $300 million of 6.50 percent fixed rate subordinated notes due February 1, 2008 during the first quarter of 1998. These issuances were partially offset by $400 million of bank note maturities and net maturities of $112 million of Federal Home Loan Bank Advances.

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

      In evaluating its credit risk, the Company considers loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's operating regions compare favorably with national trends. Approximately 45 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon and Washington.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $103.2 million in the first quarter of 1998, compared with $83.9 million in the first quarter of 1997. Commercial loan net charge-offs were $14.1 million in the first quarter of 1998 and $9.2 million in the first quarter of 1997. Consumer loan net charge-offs increased $14.4 million from the first quarter of 1997, reflecting higher average credit card balances and higher charge-offs in the northwest region's portfolio of installment loans originated in 1995 and 1996. Credit standards on this portfolio's new originations were tightened in 1997. Consumer loans 30 days or more past due declined to 2.38 percent of the portfolio at March 31, 1998, compared with 2.76 percent at December 31, 1997.


8                                                                   U.S. Bancorp

TABLE 6 SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                               Three Months Ended
                                                             ---------------------
                                                              March 31    March 31
(Dollars in Millions)                                             1998        1997
==================================================================================
Balance at beginning of period ............................. $ 1,008.7     $ 992.5

CHARGE-OFFS:
  Commercial:
   Commercial ..............................................      27.3        25.0
   Real estate:
     Commercial mortgage ...................................       4.3         1.4
     Construction ..........................................       2.0         1.3
                                                             ---------     -------
     Total commercial ......................................      33.6        27.7
  Consumer:
   Residential mortgage ....................................       2.8         1.7
   Credit card .............................................      46.9        42.5
   Other ...................................................      57.9        44.4
                                                             ---------     -------
     Total consumer ........................................     107.6        88.6
                                                             ---------     -------
     Total .................................................     141.2       116.3

RECOVERIES:
  Commercial:
   Commercial ..............................................      13.1         8.3
   Real estate:
     Commercial mortgage ...................................       6.2        10.0
     Construction ..........................................        .2          .2
                                                             ---------     -------
     Total commercial ......................................      19.5        18.5
  Consumer:
   Residential mortgage ....................................        .3          .5
   Credit card .............................................       5.7         4.7
   Other ...................................................      12.5         8.7
                                                             ---------     -------
     Total consumer ........................................      18.5        13.9
                                                             ---------     -------
     Total .................................................      38.0        32.4

NET CHARGE-OFFS:
  Commercial:
   Commercial ..............................................      14.2        16.7
   Real estate:
     Commercial mortgage ...................................      (1.9)       (8.6)
     Construction ..........................................       1.8         1.1
                                                             ---------------------
     Total commercial ......................................      14.1         9.2

  CONSUMER:
   Residential mortgage ....................................       2.5         1.2
   Credit card .............................................      41.2        37.8
   Other ...................................................      45.4        35.7
                                                             ---------------------
     Total consumer ........................................      89.1        74.7
                                                             ---------------------
     Total .................................................     103.2        83.9

Provision charged to operating expense .....................      90.0        84.2
Additions related to acquisitions and other ................       --           .6
                                                             ---------------------
Balance at end of period ................................... $   995.5     $ 993.4
                                                             =====================
Allowance as a percentage of:
  Period-end loans .........................................      1.81%       1.88%
  Nonperforming loans ......................................       340         308
  Nonperforming assets .....................................       306         274
==================================================================================


U.S. Bancorp                                                                   9

TABLE 7 NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                       Three Months Ended
                                                                      -------------------
                                                                       March 31  March 31
                                                                           1998      1997
=========================================================================================
COMMERCIAL:
  Commercial .........................................................     .25%       .31%
  Real estate:
   Commercial mortgage ...............................................    (.09)      (.44)
   Construction ......................................................     .30        .21
                                                                          ---------------
   Total commercial ..................................................     .17        .12

CONSUMER:
  Residential mortgage ...............................................     .22        .09
  Credit card ........................................................    4.20       4.35
  Other ..............................................................    1.53       1.22
                                                                          ---------------
   Total consumer ....................................................    1.76       1.46
                                                                          ---------------
   Total .............................................................     .77%       .65%
=========================================================================================

The ratio of total net charge-offs to average loans was .77 percent in the first quarter of 1998 compared with .65 percent in the first quarter of 1997.

NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At March 31, 1998, nonperforming assets totaled $325.4 million, down $14.1 million (4 percent) from December 31, 1997. The ratio of nonperforming assets to loans and other real estate was .59 percent at March 31, 1998, compared with .62 percent at December 31, 1997. Consumer loans 30 days or more past due were 2.38 percent of the consumer loan portfolio at March 31, 1997, compared with 2.76 percent at December 31, 1997. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .77 percent at March 31, 1998, compared with .70 percent at December 31, 1997.

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

TABLE 8 NONPERFORMING ASSETS*

                                                                   March 31   December 31
(Dollars in Millions)                                                  1998          1997
=========================================================================================
COMMERCIAL:
  Commercial .......................................................$  161.5      $ 179.1
  Real estate:
   Commercial mortgage .............................................    45.1         45.4
   Construction ....................................................    16.2         14.9
                                                                     --------------------
   Total commercial ................................................   222.8        239.4

CONSUMER:
  Residential mortgage .............................................    63.0         52.1
  Other ............................................................     7.1          5.6
                                                                     --------------------
   Total consumer ..................................................    70.1         57.7
                                                                     --------------------
   Total nonperforming loans .......................................   292.9        297.1
OTHER REAL ESTATE ..................................................    21.6         30.1
OTHER NONPERFORMING ASSETS .........................................    10.9         12.3
                                                                     --------------------
   Total nonperforming assets ...................................... $ 325.4      $ 339.5
                                                                     ====================
Accruing loans 90 days or more past due** .......................... $  91.7      $  93.8
Nonperforming loans to total loans .................................     .53%         .54%
Nonperforming assets to total loans plus other real estate .........     .59          .62
=========================================================================================

 *THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT
  INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.

**THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
  INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.


10                                                                  U.S. Bancorp

TABLE 9 DELINQUENT LOAN RATIOS*

                                                            March 31  December 31
90 days or more past due                                        1998         1997
=================================================================================
COMMERCIAL:
  Commercial ...............................................     .69%         .78%
  Real estate:
   Commercial mortgage .....................................     .56          .57
   Construction ............................................     .67          .67
                                                             --------------------
   Total commercial ........................................     .66          .72

CONSUMER:
  Residential mortgage .....................................    1.69         1.43
  Credit card ..............................................     .78          .69
  Other ....................................................     .43          .42
                                                             --------------------
   Total consumer ..........................................     .77          .70
                                                             --------------------
     Total .................................................     .70%         .71%
=================================================================================

*RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING LOAN BALANCES.

Market Value Simulation Modeling, and Repricing Mismatch Analysis.


NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 12 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities and forecasted loan and deposit growth. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of one percent, two percent and three percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit pricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to two percent of forecasted net interest income given a one percent change in interest rates. At March 31, 1998, the estimated effect of an immediate 100 basis point parallel change in rates was an increase in forecasted net interest income for twelve months of .62 percent (up 100 basis points) and a decrease of .87 percent (down 100 basis points).

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of one, two and three percent rate shocks on the present value of all future cash flows of the Company's current assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits, approved by the Company's Board of Directors, of one percent of assets for an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits. The Company believes the market risk inherent in its broker/dealer activities is immaterial.

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


U.S. Bancorp                                                                  11

TABLE 10 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY
         MATURITY DATE


At March 31, 1998 (Dollars in Millions)
=======================================================================================
                                                                Weighted       Weighted
                                                                 Average        Average
Receive Fixed Swaps*                             Notional  Interest Rate  Interest Rate
Maturity Date                                      Amount       Received           Paid
---------------------------------------------------------------------------------------
1998 (remaining nine months) .................... $ 1,058           5.94%          5.69%
1999 ............................................   1,817           6.15           5.68
2000 ............................................     388           6.57           5.67
2001 ............................................     357           6.52           5.69
2002 ............................................     519           6.21           5.68
After 2002 ......................................   1,885           6.66           5.68
                                                  -------
TOTAL ........................................... $ 6,024           6.33%          5.68%
=======================================================================================

*AT MARCH 31, 1998, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT
 REQUIRED IT TO PAY FIXED-RATE INTEREST.

      In the first quarter of 1998, the Company added $865 million of interest rate swaps to reduce its interest rate risk. Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of March 31, 1998, the Company received payments on $6.0 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed rate received of 6.33 percent and a weighted average variable rate paid of
5.68 percent. The remaining maturity of these agreements ranges from one month to ten years with an average remaining maturity of 3.5 years. Swaps increased net interest income for the quarters ended March 31, 1998 and 1997 by $7.6 million and $6.4 million, respectively.

      To hedge against falling interest rates, the Company uses interest rate floors. Floor counterparties pay the Company when specified rates fall below a specified point or strike level. The payment is based on the difference in current rates and strike rates and the notional amount. The total notional amount of floor agreements purchased as of March 31, 1998, was $725 million. LIBOR-based floors totaled $525 million and Constant Maturity Treasury floors totaled $200 million. The impact of floors on net interest income was not material for the quarters ended March 31, 1998 and 1997.

CAPITAL -- At March 31, 1998, total tangible common equity was $5.1 billion, or
7.4 percent of assets, compared with 7.0 percent at December 31, 1997. Tier 1 and total risk-based capital ratios were 7.8 percent and 12.4 percent at March 31, 1998, compared with 7.4 percent and 11.6 percent at December 31, 1997. The March 31, 1998 leverage ratio was 7.7 percent compared with 7.3 percent at December 31, 1997.

      On August 1, 1997, the Company issued 329.7 million shares to acquire USBC. The Company exchanged 2.265 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options were also converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company, having substantially identical terms. On November 14, 1997, the Company redeemed all outstanding shares of its preferred stock at a redemption price of $25 per share, together with accrued and unpaid dividends.

TABLE 11 CAPITAL RATIOS

                                                             March 31   December 31
(Dollars in Millions)                                            1998          1997
===================================================================================
Tangible common equity* ...................................... $5,145       $ 4,897
  As a percent of assets .....................................    7.4%          7.0%
Tier 1 capital ............................................... $5,289       $ 5,028
  As a percent of risk-adjusted assets .......................    7.8%          7.4%
Total risk-based capital ..................................... $8,370       $ 7,859
  As a percent of risk-adjusted assets .......................   12.4%         11.6%
Leverage ratio ...............................................    7.7           7.3
===================================================================================

*DEFINED AS COMMON EQUITY LESS GOODWILL.

12                                                                  U.S. Bancorp

ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES -- Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes criteria, based on legal control, to determine whether a transfer of financial assets is considered a sale or secured borrowing. Effective January 1, 1998, and in accordance with SFAS 127 which amended SFAS 125, the Company adopted the provisions of SFAS 125 relating to securities lending, repurchase agreements and other secured financing transactions. The adoption of SFAS 125 did not have a material effect on the Company.

COMPREHENSIVE INCOME -- Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the balance sheet. All prior periods presented have been restated to conform to the provisions of this statement.

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

PENSIONS AND OTHER POSTRETIREMENT BENEFIT DISCLOSURE -- SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Statement supersedes the disclosure requirements of:
SFAS 87, "Employers' Accounting for Pensions;" SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;" and, SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement addresses disclosure only and not measurement or recognition. SFAS 132 is effective for the Company's 1998 year-end financial statements. All prior period disclosures will be restated to conform to the provisions of this statement.

INTERNAL USE COMPUTER SOFTWARE COSTS -- Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Historically, the Company has expensed such costs as incurred. Restatement of previously issued annual financial statements or adoption by a cumulative catch-up adjustment is prohibited. The adoption of SOP 98-1 did not have a material effect on the Company.


U.S. Bancorp                                                                  13

                           CONSOLIDATED BALANCE SHEET

                                                                                     March 31  December 31
(Dollars in Millions)                                                                    1998         1997
==========================================================================================================
                                                                                   (Unaudited)
ASSETS
Cash and due from banks ..........................................................    $ 4,616      $ 4,739
Federal funds sold ...............................................................        267           62
Securities purchased under agreements to resell ..................................        448          630
Trading account securities .......................................................        186          195
Available-for-sale securities ....................................................      6,351        6,885
Loans ............................................................................     54,969       54,708
  Less allowance for credit losses ...............................................        996        1,009
                                                                                      --------------------
  Net loans ......................................................................     53,973       53,699
Bank premises and equipment ......................................................        864          860
Interest receivable ..............................................................        408          405
Customers' liability on acceptances ..............................................        315          535
Other assets .....................................................................      3,521        3,285
                                                                                      --------------------
   Total assets ..................................................................    $70,949      $71,295
                                                                                      ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing ............................................................    $14,305      $14,544
  Interest-bearing ...............................................................     34,253       34,483
                                                                                      --------------------
   Total deposits ................................................................     48,558       49,027
Federal funds purchased ..........................................................        746          800
Securities sold under agreements to repurchase ...................................      1,317        1,518
Other short-term funds borrowed ..................................................        940          974
Long-term debt ...................................................................     10,412       10,247
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ........        600          600
Acceptances outstanding ..........................................................        315          535
Other liabilities ................................................................      1,938        1,704
                                                                                      --------------------
   Total liabilities .............................................................     64,826       65,405
Shareholders' equity:
  Common stock, par value $1.25 A share - authorized 1,500,000,000 shares;
   issued: 3/31/98 - 742,456,059 shares; 12/31/97 - 739,933,014 shares ...........        928          925
  Capital surplus ................................................................      1,294        1,261
  Retained earnings ..............................................................      3,844        3,645
  Accumulated other comprehensive income .........................................         57           59
                                                                                      --------------------
  Total shareholders' equity .....................................................      6,123        5,890
                                                                                      --------------------
  Total liabilities and shareholders' equity .....................................    $70,949      $71,295
==========================================================================================================



14                                                                  U.S. Bancorp

                        CONSOLIDATED STATEMENT OF INCOME


                                                                                       Three Months Ended
                                                                                    ------------------------
(Dollars in Millions, Except Per Share Data)                                         March 31       March 31
(Unaudited)                                                                              1998           1997
============================================================================================================
INTEREST INCOME
Loans ............................................................................  $ 1,204.2      $ 1,153.2
Securities:
  Taxable ........................................................................       85.8           96.6
  Exempt from federal income taxes ...............................................       16.1           17.3
Other interest income ............................................................       19.0           17.1
                                                                                    ------------------------
   Total interest income .........................................................    1,325.1        1,284.2

INTEREST EXPENSE
Deposits .........................................................................      355.1          351.8
Federal funds purchased and repurchase agreements ................................       33.6           47.9
Other short-term funds borrowed ..................................................       12.8           36.9
Long-term debt ...................................................................      156.4           88.3
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ........       12.3           12.3
                                                                                    ------------------------
   Total interest expense ........................................................      570.2          537.2
                                                                                    ------------------------
Net interest income ..............................................................      754.9          747.0
Provision for credit losses ......................................................       90.0           84.2
                                                                                    ------------------------
Net interest income after provision for credit losses ............................      664.9          662.8

NONINTEREST INCOME
Credit card fee revenue ..........................................................      126.8           90.7
Service charges on deposit accounts ..............................................       97.9           95.4
Trust and investment management fees .............................................       94.9           84.6
Investment products fees and commissions .........................................       18.2           15.8
Securities gains .................................................................       12.6            1.7
Other ............................................................................      108.1           89.3
                                                                                    ------------------------
   Total noninterest income ......................................................      458.5          377.5

NONINTEREST EXPENSE
Salaries .........................................................................      239.6          240.6
Employee benefits ................................................................       54.1           61.1
Net occupancy ....................................................................       43.5           45.8
Furniture and equipment ..........................................................       35.4           42.8
Goodwill and other intangible assets .............................................       33.4           27.4
Merger-related ...................................................................       46.5             --
Other ............................................................................      153.1          157.8
                                                                                    ------------------------
   Total noninterest expense .....................................................      605.6          575.5
                                                                                    ------------------------
Income before income taxes .......................................................      517.8          464.8
Applicable income taxes ..........................................................      189.3          171.5
                                                                                    ------------------------
Net income .......................................................................  $   328.5      $   293.3
                                                                                    ========================
Net income applicable to common equity ...........................................  $   328.5      $   290.3
                                                                                    ========================
Earnings per share ...............................................................  $     .44      $     .39
Diluted earnings per share .......................................................  $     .44      $     .39
============================================================================================================

U.S. Bancorp                                                                  15

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in Millions)                    Common Shares   Preferred      Common       Capital
(Unaudited)                                Outstanding*      Stock       Stock       Surplus
============================================================================================
BALANCE DECEMBER 31, 1996 ..............   738,017,970    $  150.0    $  948.3    $  1,296.9
Dividends declared:
  Preferred ............................
  Common ...............................
Purchase and retirement of treasury
  stock ................................    (5,993,250)                    (.3)         (5.2)
Issuance of common stock:
  Acquisitions .........................       907,056                     1.2          13.6
  Dividend reinvestment ................       217,464                                   2.3
  Stock option and stock
   purchase plans ......................     2,477,454                     1.8          21.2
                                           -------------------------------------------------
                                           735,626,694       150.0       951.0       1,328.8
Comprehensive income
Net income .............................
Other comprehensive income:
  Unrealized losses on
  securities of $54.1 (Net of
  $31.1 tax credit) ....................
   Total comprehensive income ..........
                                           -------------------------------------------------
BALANCE MARCH 31, 1997 .................   735,626,694    $  150.0    $  951.0    $  1,328.8
============================================================================================
BALANCE DECEMBER 31, 1997 ..............   739,933,014    $     --    $  924.9    $  1,261.1
Common dividends declared ..............
Purchase of treasury stock .............       (33,411)                     --
Issuance of common stock:
  Dividend reinvestment ................        91,116                      .1           3.4
  Stock option and stock
   purchase plans ......................     2,465,340                     3.1          29.5
                                           -------------------------------------------------
                                           742,456,059          --       928.1       1,294.0
Comprehensive income
Net income .............................
Other comprehensive income:
  Unrealized gain on securities
  of $9.0 (Net of $5.1 tax expense)
  net of reclassification adjustment
  for gains included in net income
  of $11.1 (Net of $6.4
  tax expense) .........................
   Total comprehensive income ..........
                                           -------------------------------------------------
BALANCE MARCH 31, 1998 .................   742,456,059    $     --    $  928.1    $  1,294.0
============================================================================================


[WIDE TABLE CONTINUED FROM ABOVE]

                                                        Accumulated
                                                              Other
(Dollars in Millions)                       Retained   Comprehensive     Treasury
(Unaudited)                                 Earnings          Income      Stock**         Total
===============================================================================================
BALANCE DECEMBER 31, 1996 ..............  $  3,809.4       $   4.7      ($  445.9)   $  5,763.4
Dividends declared:
  Preferred ............................        (3.0)                                      (3.0)
  Common ...............................      (110.0)                                    (110.0)
Purchase and retirement of treasury
  stock ................................                                   (142.0)       (147.5)
Issuance of common stock:
  Acquisitions .........................                                                   14.8
  Dividend reinvestment ................                                      2.8           5.1
  Stock option and stock
   purchase plans ......................       (19.2)                        17.3          21.1
                                          -----------------------------------------------------
                                             3,677.2           4.7         (567.8)      5,543.9
Comprehensive income
Net income .............................       293.3                                      293.3
Other comprehensive income:
  Unrealized losses on
  securities of $54.1 (Net of
  $31.1 tax credit) ....................                     (54.1)                       (54.1)
                                                                                     ----------
   Total comprehensive income ..........                                                  239.2
                                          -----------------------------------------------------
BALANCE MARCH 31, 1997 .................  $  3,970.5       $ (49.4)      $ (567.8)   $  5,783.1
===============================================================================================
BALANCE DECEMBER 31, 1997 ..............  $  3,644.8       $  59.3       $     --    $  5,890.1
Common dividends declared ..............      (129.8)                                    (129.8)
Purchase of treasury stock .............                                     (1.2)         (1.2)
Issuance of common stock:
  Dividend reinvestment ................                                                    3.5
  Stock option and stock
   purchase plans ......................                                      1.2          33.8
                                          -----------------------------------------------------
                                             3,515.0          59.3             --       5,796.4
Comprehensive income
Net income .............................       328.5                                      328.5
Other comprehensive income:
  Unrealized gain on securities
  of $9.0 (Net of $5.1 tax expense)
  net of reclassification adjustment
  for gains included in net income
  of $11.1 (Net of $6.4
  tax expense) .........................                      (2.1)                        (2.1)
                                                                                     ----------
   Total comprehensive income ..........                                                  326.4
                                          -----------------------------------------------------
BALANCE MARCH 31, 1998 .................  $  3,843.5       $  57.2       $     --    $  6,122.8
===============================================================================================

 *DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY. **ENDING TREASURY SHARES WERE 25,235,145 AT MARCH 31, 1997.


16                                                                  U.S. Bancorp

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                 ----------------------
(Dollars in Millions)                                                            March 31      March 31
(Unaudited)                                                                          1998          1997
=======================================================================================================
OPERATING ACTIVITIES
  Net cash provided by operating activities ................................     $  521.0      $  665.2
                                                                                 ----------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
  Interest-bearing deposits with banks .....................................           --          (1.2)
  Loans outstanding ........................................................       (249.7)       (731.6)
  Securities purchased under agreements to resell ..........................        181.9         258.5
Available-for-sale securities:
  Sales ....................................................................        166.6         468.9
  Maturities ...............................................................        352.1         425.3
  Purchases ................................................................        (37.0)       (813.2)
Maturities of held-to-maturity securities ..................................           --          20.8
Proceeds from sales of other real estate ...................................         13.8          18.9
Net purchases of bank premises and equipment ...............................        (34.0)        (22.5)
Securitization of corporate charge card balances ...........................           --         418.1
Cash and cash equivalents of acquired subsidiaries .........................           --           4.5
Acquisitions, net of cash received .........................................           --         (23.3)
Other-net ..................................................................       (145.8)        (37.0)
                                                                                 ----------------------
  Net cash provided (used) by investing activities .........................        247.9         (13.8)
                                                                                 ----------------------
FINANCING ACTIVITIES
Net cash (used) provided by:
  Deposits .................................................................       (469.1)       (918.6)
  Federal funds purchased and securities sold under agreements to repurchase       (255.4)        274.9
  Short-term borrowings ....................................................        (33.8)       (539.9)
Long-term debt transactions:
  Proceeds .................................................................        687.3       1,161.6
  Principal payments .......................................................       (522.6)       (319.3)
Proceeds from issuance of common stock .....................................         37.3          26.2
Repurchase of common stock .................................................         (1.2)       (147.5)
Cash dividends .............................................................       (129.8)       (111.9)
                                                                                 ----------------------
  Net cash used by financing activities ....................................       (687.3)       (574.5)
                                                                                 ----------------------
  Change in cash and cash equivalents ......................................         81.6          76.9
Cash and cash equivalents at beginning of period ...........................      4,801.0       4,908.1
                                                                                 ----------------------
 Cash and cash equivalents at end of period ................................     $4,882.6      $4,985.0
=======================================================================================================

U.S. Bancorp                                                                  17

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE B ACCOUNTING CHANGES

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES -- Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes criteria, based on legal control, to determine whether a transfer of financial assets is considered a sale or secured borrowing. Effective January 1, 1998, and in accordance with SFAS 127 which amended SFAS 125, the Company adopted the provisions of SFAS 125 relating to securities lending, repurchase agreements and other secured financing transactions. The adoption of SFAS 125 did not have a material effect on the Company.

COMPREHENSIVE INCOME -- Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the balance sheet. All prior periods presented have been restated to conform to the provisions of this statement.

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

PENSIONS AND OTHER POSTRETIREMENT BENEFITS DISCLOSURE -- SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Statement supersedes the disclosure requirements of:
SFAS 87, "Employers' Accounting for Pensions;" SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;" and, SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement addresses disclosure only and not measurement or recognition. SFAS 132 is effective for the Company's 1998 year-end financial statements. All prior period disclosures will be restated to conform to the provisions of this statement.

INTERNAL USE COMPUTER SOFTWARE COSTS -- Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs


18                                                                  U.S. Bancorp
incurred in connection with developing or obtaining software for internal use. Historically, the Company has expensed such costs as incurred. Restatement of previously issued annual financial statements or adoption by a cumulative catch-up adjustment is prohibited. The adoption of SOP 98-1 did not have a material effect on the Company.

NOTE C BUSINESS COMBINATIONS AND DIVESTITURES

U.S. BANCORP -- On August 1, 1997, First Bank System, Inc. ("FBS") issued 329.7 million common shares to acquire U.S. Bancorp ("USBC"). As of the acquisition date, the combined institution, now known as U.S. Bancorp, had approximately $70 billion in assets, $49 billion in deposits and served nearly four million households and 475,000 businesses in 17 contiguous states from Illinois to Washington. The Company exchanged 2.265 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options also were converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company having substantially identical terms. The transaction was accounted for as a pooling-of- interests. Accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of USBC.

NORTHWEST BANCSHARES, INC. -- On March 13, 1998, the Company announced an agreement to acquire Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. The acquisition is pending regulatory approval and is expected to close in the third quarter of 1998.

PIPER JAFFRAY COMPANIES INC. -- On May 1, 1998, the Company completed its acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm. The acquisition allows the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary to be known as U.S. Bancorp Piper Jaffray Inc. The acquisition of Piper Jaffray was accounted for under the purchase method of accounting, and accordingly, the purchase price of $739 million (including $721 million aggregate cash consideration for Piper Jaffray shares outstanding) was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

OTHER ACQUISITIONS -- Effective December 12, 1997, the Company completed its acquisition of the $360 million Zappco, Inc., a bank holding company headquartered in St. Cloud, Minnesota. Effective April 30, 1997, USBC completed its acquisition of the $214 million Business and Professional Bank of Sacramento, California. On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues. Effective January 1, 1997, USBC completed its acquisition of the $70 million Sun Capital Bancorp of St. George, Utah. These transactions were accounted for as purchase acquisitions.

NOTE D SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                               March 31, 1998        December 31, 1997
                                            -------------------------------------------
                                            Amortized      Fair     Amortized      Fair
(Dollars in Millions)                            Cost     Value          Cost     Value
=======================================================================================
U.S. Treasury .............................    $  645    $  646        $  628    $  628
Mortgage-backed ...........................     3,919     3,963         4,326     4,366
Other U.S. agencies .......................       321       331           360       370
State and political .......................     1,276     1,305         1,300     1,331
Other .....................................        98       106           175       190
                                               ----------------------------------------
 Total ....................................    $6,259    $6,351        $6,789    $6,885
=======================================================================================


U.S. Bancorp                                                                  19

NOTE E LOANS

The composition of the loan portfolio was as follows:

                                                               March 31  December 31
(Dollars in Millions)                                              1998         1997
====================================================================================
COMMERCIAL:
  Commercial .................................................  $23,949      $23,399
  Real estate:
    Commercial mortgage ......................................    8,174        8,025
    Construction .............................................    2,446        2,359
                                                                --------------------
     Total commercial ........................................   34,569       33,783
                                                                --------------------
CONSUMER:
  Residential mortgage .......................................    4,213        4,480
  Residential mortgage held for sale .........................      220          193
  Home equity and second mortgage ............................    5,411        5,373
  Credit card ................................................    3,889        4,200
  Automobile .................................................    3,133        3,227
  Revolving credit ...........................................    1,544        1,567
  Installment ................................................    1,211        1,199
  Student* ...................................................      779          686
                                                                --------------------
     Total consumer ..........................................   20,400       20,925
                                                                --------------------
     Total loans .............................................  $54,969      $54,708
====================================================================================

* ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS.

     At March 31, 1998, the Company had $223 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended March 31, 1998, the average recorded investment in impaired loans was approximately $231 million. No interest income was recognized on impaired loans during the quarter.

NOTE F LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                  March 31  December 31
(Dollars in Millions)                                                                 1998         1997
=======================================================================================================
Fixed-rate subordinated notes (6.00% To 8.35%) -- maturities to June 2026 .......  $ 2,150      $ 1,850
Step-up subordinated notes -- due August 15, 2005 ...............................      100          100
Floating-rate notes -- due November 15, 1999 ....................................      200          200
Floating-rate notes -- due February 27, 2000 ....................................      250          250
Floating-rate subordinated notes -- due November 30, 2010 .......................      107          107
Federal Home Loan Bank advances (5.05% To 9.11%) -- maturities to October 2026...    1,279        1,392
Medium-term notes (5.53% To 6.93%) -- maturities to July 2002 ...................    1,007          652
Bank notes (5.56% To 6.38%) -- maturities to January 2003 .......................    5,232        5,602
Other ...........................................................................       87           94
                                                                                   --------------------
 Total ..........................................................................  $10,412      $10,247
=======================================================================================================


20                                                                  U.S. Bancorp

NOTE G EARNINGS PER SHARE

The components of earnings per share were:

                                                                       Three Months Ended March 31
                                                                       ---------------------------
(Dollars in Millions, Except Per Share Data)                                  1998            1997
==================================================================================================
EARNINGS PER SHARE:
Net income ........................................................... $     328.5      $    293.3
Preferred dividends ..................................................          --            (3.0)
                                                                       ---------------------------
Net income to common stockholders .................................... $     328.5      $    290.3
                                                                       ===========================
Average shares outstanding ........................................... 738,708,228     735,232,950
                                                                       ===========================
Earnings per share ................................................... $       .44     $       .39
                                                                       ===========================
DILUTED EARNINGS PER SHARE:
Net income ........................................................... $     328.5      $    293.3
Preferred dividends, excluding 1991A Preferred Stock .................          --            (3.0)
                                                                       ---------------------------
Net income to common stockholders .................................... $     328.5      $    290.3
                                                                       ===========================
Average shares outstanding ........................................... 738,708,228     735,232,950
Net effect of the assumed purchase of stock under the stock option and stock purchase plans -- based on the treasury stock method using
  average market price ...............................................  10,927,311       8,261,106
                                                                       ---------------------------
Dilutive common shares outstanding ................................... 749,635,539     743,494,056
                                                                       ===========================
Diluted earnings per share ........................................... $       .44     $       .39
==================================================================================================

NOTE H SHAREHOLDERS' EQUITY

On February 18, 1998, the Company's Board of Directors announced its intention to declare a three-for-one split of the Company's common stock and to increase the number of common and preferred shares which the Company has authority to issue from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The increase in the number of authorized shares was subsequently approved by the shareholders on April 22, 1998. The stock split will be in the form of a 200 percent stock dividend payable May 18, 1998 to shareholders of record on May 4, 1998. The impact of the stock split has been reflected in the financial statements and all share and per share data included herein.

NOTE I MERGER, INTEGRATION AND RESIZING CHARGES

In the first quarter of 1998, the Company recorded merger, integration and resizing charges of $46.5 million primarily related to conversion expenses associated with the acquisition of USBC. Conversion expenses are recorded as incurred and are associated with the conversion of customer accounts and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

                                                                Three Months Ended
(Dollars in Millions)                                               March 31, 1998
==================================================================================
Balance at December 31, 1997 .......................................      $  204.6
Provision charged to operating expense .............................          46.5
Cash outlays .......................................................         (96.4)
Noncash writedowns .................................................          (3.9)
                                                                     -------------
Balance at March 31, 1998 ..........................................      $  150.8
==================================================================================

Additional merger-related expenses of approximately $65.0 million, after tax, are expected to be incurred through the third quarter of 1998 related to the USBC acquisition.


U.S. Bancorp                                                                  21

NOTE J INCOME TAXES

The components of income tax expense were:

                                                                              Three Months Ended
                                                                            --------------------
                                                                            March 31    March 31
(Dollars in Millions)                                                           1998        1997
================================================================================================
FEDERAL:
Current tax ...............................................................  $  167.1   $  137.5
Deferred tax (credit) provision ...........................................      (3.5)       9.9
                                                                             -------------------
  Federal income tax ......................................................     163.6      147.4

STATE:
Current tax ...............................................................      20.0       22.4
Deferred tax provision ....................................................       5.7        1.7
                                                                             -------------------
  State income tax ........................................................      25.7       24.1
                                                                             -------------------
  Total income tax provision ..............................................  $  189.3   $  171.5
================================================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                            Three Months Ended
                                                                           --------------------
                                                                            March 31   March 31
(Dollars in Millions)                                                           1998       1997
===============================================================================================
Tax at statutory rate (35%) ..............................................  $  181.2   $  162.7
State income tax, at statutory rates, net of federal tax benefit .........      16.7       15.7
Tax effect of:
  Tax-exempt interest:
   Loans .................................................................      (2.9)      (1.0)
   Securities ............................................................      (5.7)      (8.6)
  Amortization of nondeductible goodwill .................................       6.7        7.0
  Tax credits and other items ............................................      (6.7)      (4.3)
                                                                            -------------------
Applicable income taxes ..................................................  $  189.3   $  171.5
===============================================================================================

The Company's net deferred tax asset was $211.8 million at March 31, 1998, and $108.2 million at December 31, 1997.


22                                                                  U.S. Bancorp

NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL
       INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                              March 31  December 31
(Dollars in Millions)                                                             1998         1997
===================================================================================================
Commitments to extend credit:
  Commercial ................................................................ $ 23,643     $ 24,170
  Corporate and purchasing cards ............................................   26,037       23,502
  Consumer credit cards .....................................................   14,764       14,236
  Other consumer ............................................................    4,858        4,661
Letters of credit:
  Standby ...................................................................    2,868        2,773
  Commercial ................................................................      435          406
Interest rate swap contracts:
  Hedges ....................................................................    6,024        5,315
  Intermediated .............................................................      824          855
Options contracts:
  Hedge interest rate floors purchased ......................................      725          750
  Intermediated interest rate and foreign exchange caps and floors purchased       285          258
  Intermediated interest rate and foreign exchange caps and floors written ..      285          258
Forward contracts ...........................................................      166          175
Mortgages sold with recourse ................................................       70           74
Foreign currency commitments:
  Commitments to purchase ...................................................      820          716
  Commitments to sell .......................................................      821          735
===================================================================================================

     The Company received fixed rate interest and paid floating rate interest on all swap hedges as of March 31, 1998. Activity for the three months ended March 31, 1998, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:




(Dollars in Millions)
===================================================================================================
Notional amount outstanding at December 31, 1997..........................................  $ 5,315
Additions ................................................................................      865
Maturities ...............................................................................     (156)
                                                                                           --------
Notional amount outstanding at March 31, 1998 ............................................  $ 6,024
===================================================================================================
Weighted average interest rates paid .....................................................     5.68%
Weighted average interest rates received .................................................     6.33%
===================================================================================================

      LIBOR-based interest rate floors totaling $525 million with an average remaining maturity of 3 months at March 31, 1998, and $550 million with an average remaining maturity of 5 months at December 31, 1997, hedged floating rate commercial loans. The strike rate on these LIBOR- based floors ranged from
3.25 percent to 4.00 percent at March 31, 1998 and December 31, 1997. Constant Maturity Treasury ("CMT") interest rate floors totaling $200 million with an average remaining maturity of 9 months at March 31, 1998, and 12 months at December 31, 1997, hedged the prepayment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors was 5.60 percent at March 31, 1998 and December 31, 1997.

      Net unamortized deferred gains relating to swaps, options and futures were immaterial at March 31, 1998.


U.S. Bancorp                                                                  23

NOTE L SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $3,293 million and $3,284 million at March 31, 1998, and December 31, 1997, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                             Three Months Ended
                                                            -------------------
                                                            March 31   March 31
(Dollars in Millions)                                           1998       1997
===============================================================================
Income taxes (recovered) paid .............................  $ (52.4)   $  30.6
Interest paid .............................................    540.1      540.0
Net noncash transfers to foreclosed property ..............      5.6       14.3
Change in unrealized gain on available-for-sale securities,
  net of taxes of $1.3 in 1998 and $31.1 in 1997 ..........     (2.1)     (54.1)
                                                             ==================
Cash acquisitions of businesses:
  Fair value of noncash assets acquired ...................  $    --    $  23.3
  Liabilities assumed .....................................       --         --
                                                             ------------------
   Net ....................................................  $    --    $  23.3
                                                             ==================
Stock acquisitions of businesses:
  Fair value of noncash assets acquired ...................  $    --    $  77.2
  Net cash acquired .......................................       --        4.5
  Liabilities assumed .....................................       --      (66.9)
                                                             ------------------
   Net value of common stock issued .......................  $    --    $  14.8
===============================================================================


24                                                                  U.S. Bancorp

     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                               For The Three Months Ended March 31
                                                                           1998                                    1997
===============================================================================================================================
                                                                                    Yields
(Dollars in Millions)                                                                  and
(Unaudited)                                                    Balance    Interest   Rates         Balance          Interest
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
 U.S. Treasury ............................................... $   632    $    9.2     5.90%       $   910          $   13.1
 Mortgage-backed .............................................   4,112        69.7     6.87          4,196              72.0
 State and political .........................................   1,284        25.2     7.96            574              11.2
 U.S. agencies and other .....................................     456         6.4     5.69            717              11.3
                                                               -------------------                 -------------------------
  Total available-for-sale securities ........................   6,484       110.5     6.91          6,397             107.6
Unrealized gain (loss) on available-for-sale securities ......      97                                 (12)
                                                               -------                             -------
   Net available-for-sale securities .........................   6,581                               6,385
Held-to-maturity securities ..................................      --          --       --            784              15.1
Trading account securities ...................................     149         1.8     4.90            170               2.4
Federal funds sold and resale agreements .....................     719         9.7     5.47            602               8.1
Loans:
 Commercial:
  Commercial .................................................  23,491       468.5     8.09         21,565             432.8
  Real estate:
   Commercial mortgage .......................................   8,173       181.0     8.98          8,016             177.4
   Construction ..............................................   2,405        56.5     9.53          2,147              50.7
                                                               -------------------                 -------------------------
   Total commercial ..........................................  34,069       706.0     8.40         31,728             660.9
 Consumer:
  Residential mortgage .......................................   4,363        86.8     8.07          5,130             100.5
  Residential mortgage held for sale .........................     183         3.1     6.87            148               2.7
  Home equity and second mortgage ............................   5,385       128.6     9.69          4,843             114.4
  Credit card ................................................   3,982       125.4    12.77          3,528             110.8
  Other ......................................................   6,675       158.7     9.64          7,061             170.0
                                                               -------------------                 -------------------------
   Total consumer ............................................  20,588       502.6     9.90         20,710             498.4
                                                               -------------------                 -------------------------
   Total loans ...............................................  54,657     1,208.6     8.97         52,438           1,159.3
 Allowance for credit losses .................................   1,014                                 991
                                                               -------                             -------
  Net loans ..................................................  53,643                              51,447
Other earning assets .........................................     563         7.6     5.47            495               6.6
                                                               -------------------                 -------------------------
   Total earning assets* .....................................  62,572     1,338.2     8.67         60,886           1,299.1
Cash and due from banks ......................................   3,809                               3,659
Other assets .................................................   4,357                               4,348
                                                               -------                             -------
   Total assets .............................................. $69,821                             $67,890
                                                               =======                             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ................................. $12,954                             $12,169
Interest-bearing deposits:
 Interest checking ...........................................   5,766        24.8     1.74          5,649              22.4
 Money market accounts .......................................  10,695       104.3     3.96         10,470              97.6
 Other savings accounts ......................................   2,603        13.6     2.12          2,933              16.0
 Savings certificates ........................................  11,982       163.4     5.53         12,345             164.6
 Certificates over $100,000...................................   3,287        49.0     6.05          3,594              51.2
                                                               -------------------                 -------------------------
  Total interest-bearing deposits ............................  34,333       355.1     4.19         34,991             351.8
Short-term borrowings ........................................   3,203        46.4     5.88          6,456              84.8
Long-term debt ...............................................  10,534       156.4     6.02          5,751              88.3
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company ...............     600        12.3     8.18            600              12.3
                                                               -------------------                 -------------------------
   Total interest-bearing liabilities ........................  48,670       570.2     4.75         47,798             537.2
Other liabilities ............................................   2,161                               2,158
Preferred equity .............................................      --                                 150
Common equity ................................................   5,976                               5,616
Accumulated other comprehensive income (loss) ................      60                                  (1)
                                                               -------                             -------
   Total liabilities and shareholders' equity ................ $69,821                             $67,890
                                                               =======                             =======
Net interest income ..........................................            $  768.0                                  $  761.9
                                                                          ========                                  ========
Gross interest margin ........................................                         3.92%
                                                                                      ======
Gross interest margin without taxable-equivalent
 increments ..................................................                         3.84%
                                                                                      ======
Net interest margin ..........................................                         4.98%
                                                                                      ======
Net interest margin without taxable-
 equivalent increments .......................................                         4.89%
===============================================================================================================================


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                          For The Three
                                                          Months Ended
                                                            March 31
                                                              1997
=================================================================================
                                                              Yields     % Change
(Dollars in Millions)                                            And      Average
(Unaudited)                                                    Rates      Balance
---------------------------------------------------------------------------------
ASSETS
Securities:
 U.S. Treasury ...............................................  5.84%       (30.5)%
 Mortgage-backed .............................................  6.96         (2.0)
 State and political .........................................  7.91           **
 U.S. agencies and other .....................................  6.39        (36.4)
  Total available-for-sale securities ........................  6.82          1.4
Unrealized gain (loss) on available-for-sale securities ......                 **
   Net available-for-sale securities .........................                3.1
Held-to-maturity securities ..................................  7.81           **
Trading account securities ...................................  5.73        (12.4)
Federal funds sold and resale agreements .....................  5.46         19.4
Loans:
 Commercial:
  Commercial .................................................  8.14          8.9
  Real estate:
   Commercial mortgage .......................................  8.98          2.0
   Construction ..............................................  9.58         12.0
   Total commercial ..........................................  8.45          7.4
 Consumer:
  Residential mortgage .......................................  7.95        (15.0)
  Residential mortgage held for sale .........................  7.40         23.6
  Home equity and second mortgage ............................  9.58         11.2
  Credit card ................................................ 12.74         12.9
  Other ......................................................  9.76         (5.5)
   Total consumer ............................................  9.76         (0.6)
   Total loans ...............................................  8.97          4.2
 Allowance for credit losses .................................                2.3
  Net loans ..................................................                4.3
Other earning assets .........................................  5.41         13.7
   Total earning assets* .....................................  8.65          2.8
Cash and due from banks ......................................                4.1
Other assets .................................................                0.2
   Total assets ..............................................                2.8%

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits .................................                6.5%
Interest-bearing deposits:
 Interest checking ...........................................  1.61          2.1
 Money market accounts .......................................  3.78          2.1
 Other savings accounts ......................................  2.21        (11.3)
 Savings certificates ........................................  5.41         (2.9)
 Certificates over $100,000...................................  5.78         (8.5)
  Total interest-bearing deposits ............................  4.08         (1.9)
Short-term borrowings ........................................  5.33        (50.4)
Long-term debt ...............................................  6.23         83.2
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company ...............  8.18           **
   Total interest-bearing liabilities ........................  4.56          1.8
Other liabilities ............................................                 .1
Preferred equity .............................................                 **
Common equity ................................................                6.4
Accumulated other comprehensive income (loss) ................                 **
   Total liabilities and shareholders' equity ................                2.8%
                                                                            =====
Net interest income ..........................................
Gross interest margin ........................................  4.09%
                                                               =====
Gross interest margin without taxable-equivalent
 increments ..................................................  3.99%
                                                               =====
Net interest margin ..........................................  5.07%
                                                               =====
Net interest margin without taxable-
 equivalent increments .......................................  4.98%
====================================================================

  INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
  INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED
  GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
**NOT MEANINGFUL


U.S. Bancorp                                                                  25

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES -- On May 4, 1998, the Company's Certificate of Incorporation was amended to increase the authorized capital stock of the Company to 1,550,000,000 shares, consisting of 50,000,000 shares of Preferred Stock and 1,500,000,000 shares of Common Stock, as described in Item 4 below, in connection with the Company's three-for-one stock split. The Company also amended its bylaws in certain respects, effective February 18, 1998, in connection with the stock split.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- The 1998 Annual Meeting of Shareholders of U.S. Bancorp was held on Wednesday, April 22, 1998, at the Minneapolis Convention Center. John F. Grundhofer, President and Chief Executive Officer, presided.

     The holders of 209,955,797 shares (before giving effect to the stock split) of common stock, 84.9 percent of the 247,339,682 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms expiring at the 2001 annual shareholders' meeting. The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1998, was approved. The proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized capital stock of the Company to 1,550,000,000 shares, consisting of 50,000,000 shares of Preferred Stock and 1,500,000,000 shares of Common Stock, was approved. The shareholder proposal for the annual election of all Directors and the elimination of the Company's classified Board of Directors, was not approved.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                        Number of Shares
                                                      --------------------------------------------------
                                                           For         Withheld
--------------------------------------------------------------------------------
Election of Class III Directors:
    Carolyn Silva Chambers                             207,333,106     2,622,691
    Arthur D. Collins, Jr.                             207,359,260     2,596,537
    John F. Grundhofer                                 207,315,627     2,640,170
    Delbert W. Johnson                                 207,432,326     2,523,471
    Jerry W. Levin                                     207,323,441     2,632,356
                                                      --------------------------------------------------
                                                           For          Against    Abstain      Non-vote
--------------------------------------------------------------------------------------------------------
Other matters:
 Ratification of appointment of Ernst & Young LLP
   as independent auditors                             208,015,699       812,214  1,127,884             0
 Amendment to restated certificate of incorporation    169,698,996    18,014,345  1,707,570    20,534,886
 Proposal for the annual election of all directors      73,393,122   110,710,581  5,317,208    20,534,886


For a copy of the meeting minutes, please write to the Office of the Secretary,
           U.S. Bancorp, P.O. Box 522, Minneapolis, Minnesota 55480.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
    3.1  Restated Certificate of Incorporation, as amended.
    3.2  Bylaws, as amended.
   10.1  U.S. Bancorp Executive Deferral Plan, as amended.
   10.2 U.S. Bancorp Nonqualified Supplemental Executive Retirement Plan, as amended.
   10.3  U.S. Bancorp Special Executive Deferral Plan, as amended.
   10.4 U.S. Bancorp Independent Director Retirement and Death Benefit Plan, as amended.
   10.5  U.S. Bancorp Deferred Compensation Plan for Directors, as amended.
   10.6 Form of Change-in-Control Agreement between U.S. Bancorp and certain officers of the Company, as amended.
   12    Computation of Ratio of Earnings to Fixed Charges.
   27    Article 9 Financial Data Schedule.*

*COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE
 COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.

(b) REPORTS ON FORM 8-K

    During the three months ended March 31, 1998, the Company filed the following Current Reports on Form 8-K.

      Form 8-K dated January 15, 1998, relating to the announcement of the Company's fourth quarter and full year 1997 earnings.

      Form 8-K dated March 30, 1998, relating to the Company entering into distribution agreements with Morgan Stanley & Co. Incorporated, Piper Jaffray Inc., Dain Rauscher Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Goldman Sachs & Co., Lehman Brothers, Merrill Lynch & Co. and J.P. Morgan Securities Inc. for the public offering of Medium-Term Notes.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S BANCORP

                                       /S/ SUSAN E. LESTER
                                  By: ------------------------------------------
                                       Susan E. Lester
                                       Executive Vice President and Chief
                                       Financial Officer
DATE: May 13, 1998                     (Principal Financial Officer and Duly
                                       Authorized Officer)


26                                                                U.S. Bancorp

[LOGO] US BANCORP

P.O. Box 522
Minneapolis, Minnesota
55480

http://www.usbank.com



SHAREHOLDER INQUIRIES

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York acts as transfer agent and registrar, dividend paying agent, and dividend reinvestment plan agent for U.S. Bancorp and maintains all shareholder records for the corporation. For information about U.S. Bancorp stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago's Shareholder Services Center at (800) 446-2617. Representatives are available weekdays, 8:30 a.m. to 7:00 p.m. EST, and the interactive voice response system is available 24 hours a day, seven days a week. The TDD telephone number for the hearing impaired is
(201) 222-4955.

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

DIVIDEND REINVESTMENT PLAN
U.S. Bancorp shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares of U.S. Bancorp Common Stock up to $60,000 per calendar year. For more information, please contact First Chicago Trust Company of New York, P.O. Box 2598, Jersey City, New Jersey, 07303-2598, (800) 446-2617.

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