Form 10-K/A
period 1997-12-31
US BANCORP \DE\
filed 1998-05-19
CIK 36104

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                     FORM 10-K/A

                                   AMENDMENT NO. 1
                                          TO
                                    ANNUAL REPORT

                     For the fiscal year ended December 31, 1997


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

                                   (NOT APPLICABLE)
                 (Former name, former address and former fiscal year,
                            if changed since last report)

U.S. Bancorp hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, to include as exhibits Restated Financial Data Schedules for (i) the Nine Months Ended September 30, 1997, (ii) the Six Months Ended June 30, 1997, (iii) the Three Months Ended March 31, 1997, (iv) the Year Ended December 31, 1996, (v) the Nine Months Ended September 30, 1996, (vi) the Six Months Ended June 30, 1996, (vii) the Three Months Ended March 31, 1996 and
(viii) the Year Ended December 31, 1995. The Financial Data Schedules are restated as the result of the Registrant's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

The Registrant hereby amends its Form 10-K to include the following additional exhibits to Item 14(c) of Part IV thereof:

Exhibit 27.1 -- Restated Financial Data Schedule for the Nine Months Ended
                September 30, 1997.
Exhibit 27.2 -- Restated Financial Data Schedule for the Six Months Ended
                June 30, 1997.
Exhibit 27.3 -- Restated Financial Data Schedule for the Three Months Ended
                March 31, 1997.
Exhibit 27.4 -- Restated Financial Data Schedule for the Year Ended
                December 31, 1996.
Exhibit 27.5 -- Restated Financial Data Schedule for the Nine Months Ended
                September 30, 1996.
Exhibit 27.6 -- Restated Financial Data Schedule for the Six Months Ended
                June 30, 1996.
Exhibit 27.7 -- Restated Financial Data Schedule for the Three Months Ended
                March 31, 1996.
Exhibit 27.8 -- Restated Financial Data Schedule for the Year Ended
                December 31, 1995.

                                      SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       U.S. BANCORP


                   By: /s/ Susan E. Lester
                       ------------------------------------
                       Susan E. Lester
                       Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)


DATE:  May 19, 1998