Form 10-Q
period 1998-06-30
US BANCORP \DE\
filed 1998-08-12
CIK 36104

FORM 10-Q/JUNE 30, 1998













                                     [LOGO]
                                   US BANCORP

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                             YES ___X___ NO _______

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding as of July 31, 1998
       Common Stock, $1.25 Par Value            739,941,631 shares

================================================================================

                                FINANCIAL SUMMARY

                                                             Three Months Ended             Six Months Ended
                                                           ---------------------          -------------------
                                                           June 30       June 30          June 30     June 30
(Dollars in Millions, Except Per Share Data)                  1998          1997             1998        1997
=============================================================================================================
Income before nonrecurring items .......................   $ 358.2       $ 302.7          $ 708.2     $ 594.9
Nonrecurring items .....................................     (37.6)          1.2            (59.1)        2.3
                                                           --------------------------------------------------
Net income .............................................   $ 320.6       $ 303.9          $ 649.1     $ 597.2
                                                           ==================================================
PER COMMON SHARE
Earnings per share .....................................   $   .43       $   .41          $   .88     $   .81
Diluted earnings per share .............................       .43           .41              .86         .80
Earnings on a cash basis (diluted)* ....................       .47           .44              .96         .87
Dividends paid .........................................      .175          .155             .350        .310
Common shareholders' equity ............................      8.28          7.79

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Earnings per share .....................................       .48           .41              .96         .80
Diluted earnings per share .............................       .48           .40              .94         .79
Earnings on a cash basis (diluted)* ....................       .52           .44             1.03         .86
                                                           --------------------------------------------------
FINANCIAL RATIOS
Return on average assets ...............................      1.80%         1.77%            1.85%       1.76%
Return on average common equity ........................      20.8          21.5             21.4        21.2
Efficiency ratio .......................................      54.1          49.7             52.1        50.2
Net interest margin (taxable-equivalent basis) .........      4.91          5.05             4.95        5.07

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets ...............................      2.01          1.76             2.02        1.75
Return on average common equity ........................      23.2          21.4             23.4        21.1
Efficiency ratio .......................................      49.7          49.7             48.0        50.2
                                                          ===================================================

                                                           June 30   December 31
                                                              1998          1997
                                                          ----------------------
PERIOD END
Loans ..................................................  $ 55,778      $ 54,708
Allowance for credit losses ............................       982         1,009
Assets .................................................    73,750        71,295
Total shareholders' equity .............................     6,127         5,890
Tangible common equity to total assets** ...............       6.5%          7.0%
Tier 1 capital ratio ...................................       7.2           7.4
Total risk-based capital ratio .........................      11.5          11.6
Leverage ratio .........................................       7.4           7.3
================================================================================

 *CALCULATED BY ADDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS TO
  NET INCOME.
**DEFINED AS COMMON EQUITY LESS GOODWILL AS A PERCENTAGE OF TOTAL ASSETS LESS
  GOODWILL.


TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's discussion and analysis of financial condition and results of operations (Item 2) ..  2
Quantitative and qualitative disclosures about market risk (Item 3) ............................. 13
Financial statements (Item 1) ................................................................... 17

PART II -- OTHER INFORMATION
Other Information (Item 5) ...................................................................... 30
Exhibits and Reports on Form 8-K (Item 6) ....................................................... 30
Signature ....................................................................................... 30
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges .................................. 31

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. U.S. Bancorp cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include economic conditions and competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and governmental regulation, Year 2000 issues, and the progress of integrating the former U. S. Bancorp.


U.S. Bancorp                                                                 1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

U.S. Bancorp, formerly known as First Bank System, Inc. (the "Company"), is the organization created by the acquisition by First Bank System, Inc. ("FBS") of
U. S. Bancorp ("USBC") of Portland, Oregon. The merger was completed on August 1, 1997, as a pooling-of-interests, and prior period financial statements have been restated to reflect the merger.

      On April 22, 1998, the Company's shareholders authorized an increase in the Company's capital stock necessary to implement the three-for-one split of the Company's common stock announced on February 18, 1998. The number of common and preferred shares which the Company has authority to issue was increased from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The stock split was in the form of a 200 percent dividend payable May 18, 1998, to shareholders of record on May 4, 1998. The impact of the stock split has been reflected in the financial statements for all periods presented and all share and per share data included herein.

EARNINGS SUMMARY -- The Company reported second quarter 1998 operating earnings (net income excluding nonrecurring items) of $358.2 million, compared with $302.7 million in the second quarter of 1997. On a diluted per share basis, operating earnings were $.48 in the second quarter of 1998, compared with $.40 in the second quarter of 1997, an increase of 20 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were
2.01 percent and 23.2 percent, respectively, in the second quarter of 1998, compared with returns of 1.76 percent and 21.4 percent in the second quarter of 1997. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) was unchanged at 49.7 percent in the second quarter of 1998 from the second quarter of 1997.

      Operating earnings for the second quarter of 1998 reflected growth in core noninterest income and a decrease in core noninterest expense from the second quarter of 1997. Comparisons to prior periods are affected by the May 1, 1998, acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"). Without the Piper Jaffray acquisition, noninterest income, before nonrecurring items, increased by $56.3 million (14 percent), reflecting strong growth in credit card fee revenue, trust fees and investment management fees. Without the Piper Jaffray acquisition, noninterest expense, before nonrecurring items, declined by $24.9 million (4 percent) and the efficiency ratio was 46.0 percent.

      Net income was $320.6 million in the second quarter of 1998, or $.43 per diluted share, compared with $303.9 million, or $.41 per diluted share, in the second quarter of 1997. Return on average assets and return on average common equity were 1.80 percent and 20.8 percent in the second quarter of 1998, compared with returns of 1.77 percent and 21.5 percent in the second quarter of 1997. Nonrecurring merger-related charges decreased net income by $37.6 million ($59.5 million on a pre-tax basis) in the second quarter of 1998. Approximately $53.0 million, after tax, of additional merger-related expenses are expected to be incurred over the next two quarters. This represents an increase of approximately $25 million (6 percent) over the $450 million, after tax, of merger-related charges originally estimated and announced in March of 1997. Increased systems conversion costs are the principal reason for the variance. Nonrecurring net securities gains increased second quarter 1997 net income by $1.2 million ($1.9 million on a pre-tax basis).

      Operating earnings for the first six months of 1998 were $708.2 million, compared with $594.9 million in the first six months of 1997. On a diluted per share basis, operating earnings were $.94 in the first half of 1998, compared with $.79 in the first half of 1997, an increase of 19 percent. Year-to-date return on average assets and return on average common equity, excluding nonrecurring items, were 2.02 percent and 23.4 percent, respectively, compared with returns of 1.75 percent and 21.1 percent in the first half of 1997. Excluding nonrecurring items, the efficiency ratio improved to 48.0 percent in the first six months of 1998 from 50.2 percent in the first six months of 1997.


2                                                                   U.S. Bancorp

TABLE 1   SUMMARY OF CONSOLIDATED INCOME

                                                                      Three Months Ended                Six Months Ended
                                                                   ------------------------        ------------------------
(Taxable-Equivalent Basis;                                           June 30        June 30          June 30        June 30
Dollars in Millions, Except Per Share Data)                             1998           1997             1998           1997
===========================================================================================================================
Interest income .................................................  $ 1,362.5      $ 1,343.6        $ 2,700.7      $ 2,642.7
Interest expense ................................................      584.6          564.0          1,154.8        1,101.2
                                                                   --------------------------------------------------------
  Net interest income ...........................................      777.9          779.6          1,545.9        1,541.5
Provision for credit losses .....................................       93.0          101.1            183.0          185.3
                                                                   --------------------------------------------------------
  Net interest income after provision for credit losses .........      684.9          678.5          1,362.9        1,356.2
Securities gains ................................................         --            1.9             12.6            3.6
Other noninterest income ........................................      561.1          405.6          1,007.0          781.4
Merger-related charges ..........................................       59.5             --            106.0             --
Other noninterest expense .......................................      665.1          589.5          1,224.2        1,165.0
                                                                   --------------------------------------------------------
  Income before income taxes ....................................      521.4          496.5          1,052.3          976.2
Taxable-equivalent adjustment ...................................       12.9           14.8             26.0           29.7
Income taxes ....................................................      187.9          177.8            377.2          349.3
                                                                   --------------------------------------------------------
  Net income ....................................................  $   320.6      $   303.9        $   649.1      $   597.2
                                                                   ========================================================
Return on average assets ........................................       1.80%          1.77%            1.85%          1.76%
Return on average common equity .................................       20.8           21.5             21.4           21.2
Net interest margin .............................................       4.91           5.05             4.95           5.07
Efficiency ratio ................................................       54.1           49.7             52.1           50.2
Efficiency ratio before nonrecurring items ......................       49.7           49.7             48.0           50.2
Banking efficiency ratio before nonrecurring items* .............       45.2           48.8             45.1           49.2
                                                                   ========================================================
PER COMMON SHARE:
Earnings per share ..............................................  $     .43      $     .41        $     .88      $     .81
Dividends paid ..................................................       .175           .155             .350           .310
===========================================================================================================================

*WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

      Net income for the first six months of 1998 was $649.1 million, or $.86 per diluted share, compared with $597.2 million, or $.80 per diluted share, for the first six months of 1997. Return on average assets and return on average common equity were 1.85 percent and 21.4 percent in the first half of 1998, compared with returns of 1.76 percent and 21.2 percent in the same period of 1997. Net nonrecurring items decreased net income by $59.1 million ($93.4 million on a pre-tax basis) in the first half of 1998. Year-to-date nonrecurring items included $12.6 million of net securities gains and $106.0 million of merger-related charges. Nonrecurring net securities gains increased the first half of 1997 net income $2.3 million ($3.6 million on a pre-tax basis).

ACQUISITION AND DIVESTITURE ACTIVITY -- On May 1, 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm. The acquisition allows the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary to be known as U.S. Bancorp Piper Jaffray Inc. The acquisition of Piper Jaffray was accounted for under the purchase method of accounting, and accordingly, the purchase price of $738 million (including $719 million aggregate cash consideration for Piper Jaffray shares outstanding) was allocated to assets acquired and liabilities assumed based on their fair values at the date of acquisition.

      During 1997, the Company completed three purchase acquisitions of banks within its operating region: Zappco, Inc. of St. Cloud, Minnesota; Business and Professional Bank of Sacramento, California; and, Sun Capital Bancorp of St. George, Utah. The Company also acquired the bond indenture services and paying agency business of Comerica Incorporated and sold $420 million of corporate charge card receivables during 1997.

      On March 13, 1998, the Company announced an agreement to acquire Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. The acquisition is pending regulatory approval and is expected to close in the third quarter of 1998.

LINE OF BUSINESS FINANCIAL REVIEW

Financial performance is measured by major lines of business, which include:
Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems, Corporate Trust and Institutional Financial Services, and Investment Banking and Brokerage. Business line results are derived from the Company's business unit


U.S. Bancorp                                                                   3

TABLE 2   LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                   Commercial & Business Banking
                                                   and Private Financial Services               Retail Banking
                                                   -------------------------------------------------------------------
For the Three Months Ended June 30                                       Percent                             Percent
(Dollars in Millions)                                 1998        1997    Change         1998        1997     Change
======================================================================================================================
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) ...................... $ 351.7     $ 348.0       1.1%     $ 356.7     $ 361.6       (1.4)%
Provision for credit losses ......................    11.2        22.6     (50.4)        34.0        40.6      (16.3)
Noninterest income ...............................    88.7        79.5      11.6        124.9       128.2       (2.6)
Noninterest expense ..............................   140.2       145.9      (3.9)       278.7       306.7       (9.1)
Income taxes and
 taxable-equivalent adjustment ...................   110.8       100.5                   64.9        55.2
                                                   --------------------               --------------------
Income before nonrecurring items ................. $ 178.2     $ 158.5      12.4      $ 104.0     $  87.3       19.1
                                                   ====================               ====================
Net nonrecurring items (after-tax) ...............
Net income .......................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ................................. $31,366     $29,636       5.8      $ 2,143      $2,093        2.4
Consumer loans, excluding
 residential mortgage ............................     323         296       9.1       11,197      10,919        2.5
Residential mortgage loans .......................     295         281       5.0        3,858       4,880      (20.9)
Assets ...........................................  39,360      38,161       3.1       22,337      23,096       (3.3)
Deposits .........................................  11,057      10,016      10.4       34,652      36,089       (4.0)
Common equity ....................................   3,273       3,014       8.6        1,591       1,648       (3.5)
                                                   --------------------               --------------------
Return on average assets .........................    1.82%       1.67%                  1.87%       1.52%
Return on average common equity ("ROCE") .........    21.8        21.1                   26.2        21.2
Net tangible ROCE** ..............................    27.0        24.9                   49.0        42.6
Efficiency ratio .................................    31.8        34.1                   57.9        62.6
Efficiency ratio on a cash basis** ...............    30.5        32.9                   55.8        60.7
======================================================================================================================

                                                   Commercial & Business Banking
                                                   and Private Financial Services              Retail Banking
                                                   -------------------------------------------------------------------
For the Six Months Ended June 30                                         Percent                             Percent
(Dollars in Millions)                                 1998        1997    Change         1998        1997     Change
=======================================================================================================================

CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) ...................... $ 696.0     $ 676.6       2.9%     $ 710.8     $ 716.9        (.9)%
Provision for credit losses ......................    19.8        31.5     (37.1)        74.3        78.0       (4.7)
Noninterest income ...............................   180.9       157.4      14.9        246.0       245.4         .2
Noninterest expense ..............................   272.9       290.6      (6.1)       551.3       605.5       (9.0)
Income taxes and
 taxable-equivalent adjustment ...................   223.1       198.6                  126.6       108.6
                                                   --------------------               --------------------
Income before nonrecurring items ................. $ 361.1     $ 313.3      15.3     $  204.6     $ 170.2       20.2
                                                   ====================               ====================
Net nonrecurring items (after-tax) ...............
Net income .......................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ................................. $31,019     $29,066       6.7       $2,139      $1,970        8.6
Consumer loans, excluding
 residential mortgage ............................     311         288       8.0       11,048      10,892        1.4
Residential mortgage loans .......................     290         277       4.7        4,059       4,941      (17.9)
Assets ...........................................  39,024      37,841       3.1       22,403      23,193       (3.4)
Deposits .........................................  10,888       9,850      10.5       34,804      36,074       (3.5)
Common equity ....................................   3,322       3,003      10.6        1,583       1,671       (5.3)
                                                   --------------------               --------------------
Return on average assets .........................    1.87%       1.67%                  1.84%       1.48%
Return on average common equity ("ROCE") .........    21.9        21.0                   26.1        20.5
Net tangible ROCE** ..............................    26.7        24.9                   48.2        40.9
Efficiency ratio .................................    31.1        34.8                   57.6        62.9
Efficiency ratio on a cash basis** ...............    29.8        33.5                   55.5        60.9
=======================================================================================================================

 *NOT MEANINGFUL
**CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED
  AMORTIZATION.
  NOTE: PREFERRED DIVIDENDS AND NONRECURRING ITEMS ARE NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF NONRECURRING ITEMS.


4                                                                   U.S. Bancorp

                                      Corporate Trust and                 Investment Banking                Consolidated
       Payment Systems          Institutional Financial Services            and Brokerage                     Company
----------------------------------------------------------------------------------------------------------------------------------
                   Percent                           Percent                            Percent                          Percent
  1998      1997    Change          1998      1997    Change          1998       1997    Change       1998        1997    Change
==================================================================================================================================
$ 45.5    $ 54.7     (16.8)%      $ 19.1    $ 14.2      34.5%       $  4.9     $  1.1         *    $ 777.9     $ 779.6       (.2)%
  47.8      37.9      26.1            --        --        --            --         --        --       93.0       101.1      (8.0)
 154.5     113.1      36.6          74.6      62.2      19.9         118.4       22.6         *      561.1       405.6      38.3
  82.4      74.6      10.5          48.4      39.1      23.8         115.4       23.2         *      665.1       589.5      12.8

  26.8      21.5                    17.2      14.5                     3.0         .2         *      222.7       191.9
-----------------                 -----------------                 ------------------             -------------------
$ 43.0    $ 33.8      27.2        $ 28.1    $ 22.8      23.2        $  4.9     $   .3         *      358.2       302.7      18.3
=================                 =================                 ==================               (37.6)        1.2         *
                                                                                                   -------------------
                                                                                                   $ 320.6     $ 303.9       5.5
                                                                                                   ===================

$1,467    $  995      47.4        $   --    $   --        --        $   --     $   --        --    $34,976     $32,724       6.9

 4,751     4,415       7.6            --        --        --            --         --        --     16,271      15,630       4.1
    --        --        --            --        --        --            --         --        --      4,153       5,161     (19.5)
 7,553     6,398      18.1           592       573       3.3         1,604        649         *     71,446      68,877       3.7
    94        43         *         1,623     1,540       5.4            --         --        --     47,426      47,688       (.5)
   654       551      18.7           381       355       7.3           287         48         *      6,186       5,616      10.1
-----------------                 -----------------                 ------------------             -------------------

  2.28%     2.12%                      *         *                       *          *                 2.01%       1.76%
  26.4      24.6                    29.6%     25.8%                    6.8%       2.5%                23.2        21.4
  48.5      39.6                    51.7      47.1                    65.1        4.0                 35.6        30.8
  41.2      44.5                    51.7      51.2                    93.6       97.9                 49.7        49.7
  36.6      42.4                    42.3      41.2                    91.6       97.5                 47.0        47.6
==================================================================================================================================

                                      Corporate Trust and                 Investment Banking                Consolidated
       Payment Systems          Institutional Financial Services            and Brokerage                     Company
----------------------------------------------------------------------------------------------------------------------------------
                   Percent                           Percent                            Percent                          Percent
  1998      1997    Change          1998      1997    Change          1998       1997    Change        1998       1997    Change
==================================================================================================================================


$ 99.2    $119.6     (17.1)%      $ 33.8    $ 26.2      29.0%       $  6.1     $  2.2         *    $1,545.9   $1,541.5        .3%
  88.9      75.8      17.3            --        --        --            --         --        --       183.0      185.3      (1.2)
 292.9     212.1      38.1         137.5     122.0      12.7         149.7       44.5         *     1,007.0      781.4      28.9
 166.0     143.7      15.5          90.0      79.8      12.8         144.0       45.4         *     1,224.2    1,165.0       5.1

  52.4      43.5                    30.9      26.5                     4.5         .5                 437.5      377.7
-----------------                 -----------------                 ------------------             -------------------
$ 84.8    $ 68.7      23.4        $ 50.4    $ 41.9      20.3        $  7.3     $   .8         *       708.2      594.9      19.0
=================                 =================                 ==================                (59.1)       2.3         *
                                                                                                   -------------------
                                                                                                   $  649.1    $ 597.2       8.7
                                                                                                   ===================

$1,366    $1,191      14.7        $   --    $   --        --        $   --     $   --        --    $ 34,524    $32,227       7.1

 4,798     4,350      10.3            --        --        --            --         --        --      16,157     15,530       4.0
    --        --        --            --        --        --            --         --        --       4,349      5,218     (16.7)
 7,533     6,132      22.8           594       563       5.5         1,084        657         *      70,638     68,386       3.3
    80        46      73.9         1,584     1,455       8.9            --         --        --      47,356     47,425       (.1)
   657       539      21.9           375       355       5.6           175         48         *       6,112      5,616       8.8
-----------------                 -----------------                 ------------------             -------------------

  2.27%     2.26%                      *         *                       *          *                  2.02%      1.75%
  26.0      25.7                    27.1%     23.8%                    8.4%       3.4%                 23.4       21.1
  47.3      42.1                    47.9      44.2                    38.7        5.0                  34.6       30.6
  42.3      43.3                    52.5      53.8                    92.4       97.2                  48.0       50.2
  37.5      41.2                    43.0      43.3                    91.1       96.8                  45.2       47.9
==================================================================================================================================


U.S. Bancorp                                                                   5
profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1998 certain organization and methodology changes were made and 1997 results are presented on a consistent basis.

COMMERCIAL & BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Commercial & Business Banking and Private Financial Services includes lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies and private banking and personal trust clients. Operating earnings increased 12 percent in the second quarter and 15 percent in the first six months of 1998 compared with the same periods of the prior year. Second quarter return on average assets increased to 1.82 percent from 1.67 percent in the same quarter a year ago. Net tangible return on average common equity increased to 27.0 percent compared with 24.9 percent in the second quarter of the prior year. Year-to-date profitability ratios showed similar trends.

      Net interest income increased 1 percent in the second quarter and 3 percent in the first six months of 1998, reflecting growth in average loan and deposit balances. Noninterest income increased 12 percent and 15 percent in the second quarter and first six months of 1998, compared with the same periods of the prior year, reflecting increases in trust fees. The efficiency ratio on a cash basis improved to 30.5 percent in the second quarter and 29.8 percent in the first six months of 1998, compared with 32.9 percent and 33.5 percent in the same periods of 1997.

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATM's"). Operating earnings increased 19 percent in the second quarter and 20 percent in the first six months of 1998. Second quarter and year-to-date return on assets increased to 1.87 percent and
1.84 percent respectively, from 1.52 percent and 1.48 percent, in the same periods of the prior year. Second quarter and year-to-date net tangible return on average common equity was 49.0 percent and 48.2 percent, compared with 42.6 percent and 40.9 percent in the same periods of 1997.

      Net interest income for the second quarter and first half of 1998 declined 1 percent from the same periods of the prior year, due primarily to the planned runoff of the residential mortgage loan portfolio offset by growth in home equity loans. The decrease in noninterest expense for both the second quarter and first six months of 1998, reflected the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to 55.8 percent in the second quarter and 55.5 percent in the first six months of 1998, compared with 60.7 percent and 60.9 percent in the same periods of 1997.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 27 percent in the second quarter and 23 percent in the first six months of 1998 compared with the same periods of 1997. Second quarter and year-to-date return on average assets was 2.28 percent and 2.27 percent, compared with 2.12 percent and 2.26 percent in the same periods of 1997. Net tangible return on average common equity was 48.5 percent and 47.3 percent in the second quarter and first half of 1998, compared with 39.6 percent and 42.1 percent in the second quarter and first half of 1997.

      Fee-based noninterest income increased 37 percent in the second quarter and 38 percent in the first six months of 1998 compared with the same periods of 1997. The increases were due to growth in the sales volume of the Corporate Card, the Purchasing Card, and the Northwest Airlines WorldPerks(R) credit card, and an increase in commercial and consumer card interchange rates as well as the buyout of the third party interest in a merchant processing alliance. Net interest income decreased 17 percent in the second quarter and first half of 1998 from the same periods of the prior year due to the growth in Corporate Card and Purchasing Card non-earning asset balances. Noninterest expense increased due to increased technology spending and costs related to increased sales volume. The efficiency ratio on a cash basis improved to 36.6 percent in the second quarter and 37.5 percent in the first six months of 1998 from 42.4 percent and 41.2 percent in the same periods of 1997.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and the former Piper Capital Mangement acquired in May of 1998. Operating earnings increased 23 percent and 20 percent in the second quarter and first six months of 1998 compared with the same periods of the prior year. Net tangible return on average common equity was 51.7 percent in the second quarter and 47.9 percent in the first half of 1998


6                                                                   U.S. Bancorp

TABLE 3   NET INTEREST INCOME

                                                                     Three Months Ended          Six Months Ended
                                                                    -----------------------------------------------
                                                                    June 30     June 30        June 30      June 30
(Dollars in Millions)                                                  1998        1997           1998         1997
===================================================================================================================
Net interest income (taxable-equivalent basis) .................... $ 777.9     $ 779.6       $1,545.9     $1,541.5
                                                                    ===============================================
Average balances of earning assets supported by:
  Interest-bearing liabilities .................................... $49,424     $48,291       $ 49,066     $ 48,046
  Noninterest-bearing liabilities .................................  14,070      13,568         13,969       13,325
                                                                    -----------------------------------------------
   Total earning assets ........................................... $63,494     $61,859       $ 63,035     $ 61,371
                                                                    ===============================================
Average yields and weighted average rates
(taxable-equivalent basis):
  Earning assets yield ............................................    8.61%       8.71%          8.64%        8.68%
  Rate paid on interest-bearing liabilities .......................    4.74        4.68           4.75         4.62
                                                                    -----------------------------------------------
Gross interest margin .............................................    3.87%       4.03%          3.89%        4.06%
                                                                    ===============================================
Net interest margin ...............................................    4.91%       5.05%          4.95%        5.07%
                                                                    ===============================================
Net interest margin without taxable-equivalent increments .........    4.83%       4.96%          4.86%        4.97%
===================================================================================================================

compared with 47.1 percent in the second quarter and 44.2 percent in the first six months of the prior year.

      Noninterest income increased 20 percent and 13 percent from the second quarter and first six months of 1997 due primarily to increases in mutual fund advisory fees and corporate trust fees.

INVESTMENT BANKING AND BROKERAGE -- Investment Banking and Brokerage includes the U.S. Bancorp Piper Jaffray broker/dealer and U.S. Bancorp's existing broker/dealer operations. The U.S. Bancorp Piper Jaffray broker/dealer is a full-service brokerage company that was acquired as part of the acquisition of Piper Jaffray Companies, Inc. on May 1, 1998. Table 2 reflects the results of the U.S. Bancorp Piper Jaffray broker/dealer since the acquisition date, including the amortization of intangible assets and employee retention programs, and U.S. Bancorp's existing broker/dealer operations for all periods.


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Second quarter net interest income on a taxable-equivalent basis was $777.9 million compared with $779.6 million in the second quarter of 1997. Year-to-date net interest income on taxable-equivalent basis was $1.55 billion compared with $1.54 billion in the first six months of 1997. The second quarter and year-to-date average earning assets increased $1.6 billion (3 percent) and $1.7 billion (3 percent) from the same periods of 1997, driven by core commercial and consumer loan growth, partially offset by reductions in investment securities and residential mortgages. Average loans for both the second quarter and first six months of 1998 were up 4 percent from the same periods of the previous year. Excluding residential mortgage loans, average loans for the second quarter and first six months of 1998 were both higher by $2.9 billion (6 percent) than the second quarter and first half of 1997, reflecting growth in commercial, home equity and second mortgages and credit card loans. Other consumer loans were lower on average in 1998 than the same periods of 1997, primarily due to reductions in installment loans in the northwest region. Average securities for the second quarter and first six months of 1998 decreased, reflecting both maturities and sales of securities. The net interest margin in the second quarter of 1998 of 4.91 percent was below the second quarter 1997 margin of 5.05 percent and the first quarter 1998 margin of
4.98 percent. The net interest margin for the first six months of 1998 of 4.95 percent was below the first half of 1997 margin of 5.07 percent. The decreases were primarily due to growth in Payment Systems' noninterest-bearing assets, including corporate and purchasing card loan balances, the additional funding required by the Piper Jaffray acquisition and continued margin compression in the commercial loan portfolio.

PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $93.0 million in the second quarter of 1998, down $8.1 million (8 percent) from the second quarter of 1997. The provision for the first half of 1998 decreased $2.3 million (1 percent) from the first half of 1997 to $183.0 million. Second quarter and year-to-date net charge-offs totaled $106.7 million and $209.9 million, up from $98.0 million and $181.9 million in the same periods of 1997. A portion of these increases reflect higher bankruptcies and fraud-related charge-offs and higher charge-offs in the northwest region's portfolio of installment loans originated in 1995 and 1996. Refer to "Corporate Risk Management" for further information on credit quality.


U.S. Bancorp                                                                   7

TABLE 4   NONINTEREST INCOME

                                                  Three Months Ended      Six Months Ended
                                                  -----------------------------------------
                                                  June 30   June 30       June 30   June 30
(Dollars in Millions)                                1998      1997          1998      1997
===========================================================================================
Credit card fee revenue .......................... $147.6    $ 98.8       $ 274.4    $189.5
Trust and investment management fees .............  108.0      87.2         202.9     171.8
Service charges on deposit accounts ..............   99.4      97.4         197.3     192.8
Investment products fees and commissions .........   57.5      16.7          75.7      32.5
Trading account profits and commissions ..........   28.0       6.8          35.1      17.3
Investment banking revenue .......................   29.0        --          29.0        --
Securities gains .................................     --       1.9          12.6       3.6
Other ............................................   91.6      98.7         192.6     177.5
                                                   ----------------------------------------
  Total noninterest income ....................... $561.1    $407.5      $1,019.6    $785.0
===========================================================================================

NONINTEREST INCOME -- Second quarter 1998 noninterest income was $561.1 million, an increase of $153.6 million (38 percent), from the second quarter of 1997. Noninterest income in the first six months of 1998 was $1.02 billion, compared with $785 million in the first six months of 1997. Noninterest income in the first six months of 1998 included nonrecurring net securities gains of $12.6 million, compared with net securities gains of $1.9 million and $3.6 million in the second quarter and first half of the prior year.

      Excluding securities gains, second quarter 1998 noninterest income was $561.1 million, an increase of $155.5 million (38 percent) from the same quarter of 1997. Year-to-date 1998 noninterest income was $1.01 billion, an increase of $225.6 million (29 percent) from year-to-date 1997. Excluding securities gains and the effect of the Piper Jaffray acquisition, noninterest income increases were $56.3 million and $126.4 million for the second quarter and year-to-date, respectively. The increases resulted principally from growth in credit card and trust and investment management fee revenue. Second quarter and year-to-date 1998 credit card fee revenue increased $48.8 million (49 percent) and $84.9 million (45 percent) over the same periods of 1997 as a result of higher volumes for purchasing and corporate cards and the Northwest Airlines WorldPerks credit card. Credit card fees were also enhanced by the renewal of the Northwest Airlines WorldPerks program and the buyout of the third party interest in a merchant processing alliance in the first quarter of 1998. Without theses items, credit card fees would have increased by $35.1 million (36 percent) and $62.9 million (33 percent) in the second quarter and first half of 1998. Trust and investment management fees were up due to growth in the corporate, institutional, and personal trust businesses and the addition of Piper Jaffray. Investment products fees and commissions, trading account profits and commissions and investment banking revenue increased, reflecting the acquisition of Piper Jaffray.

NONINTEREST EXPENSE -- Second quarter 1998 noninterest expense was $724.6 million, an increase of $135.1 million (23 percent), from $589.5 million in the second quarter of 1997. Year-to-date noninterest expense was $1.33 billion, an increase of $165.2 million (14 percent), from $1.17 billion in the first half of 1997. Noninterest expense in the second quarter and first half of 1998 included nonrecurring merger-related charges of $59.5 million and $106.0 million incurred in connection with the USBC and Piper Jaffray transactions.

      Second quarter 1998 noninterest expense, before nonrecurring items, was $665.1 million, an increase of $75.6 million (13 percent), from $589.5 million in the second quarter of 1997. Year-to-date 1998 noninterest expense, before nonrecurring items, increased $59.2 million (5 percent) to $1.22 billion from $1.17 billion in the first half of 1997. Without the effect of Piper Jaffray, noninterest expense, before nonrecurring items, decreased by $24.9 million and $41.3 million in the second quarter and first half of 1998, compared with the same periods of 1997. Total salaries and benefits expense increased in the second quarter and first half of 1998 as a result of the Piper Jaffray acquisition. Average full-time equivalent employees were 26,858 in the second quarter of 1998 compared with 26,606 in the second quarter of 1997. Second quarter and year-to-date 1998 goodwill and other intangible expense was higher than the same periods of 1997, as a result of the Piper Jaffray acquisition plus several small bank and portfolio purchases during 1997 and the buyout of a merchant processing alliance. Excluding nonrecurring items, the Company's efficiency ratio was 49.7 percent for the quarter and 48.0 percent year-to-date, compared with 49.7 percent and 50.2 percent for the same periods a year ago.

      The Company has undertaken efforts to address the "Year 2000" computer problem, which arose because many computer applications worldwide will not properly recognize the date change from December 31, 1999, to January 1, 2000, potentially causing production of


8                                                                   U.S. Bancorp

TABLE 5   NONINTEREST EXPENSE

                                                                 Three Months Ended        Six Months Ended
                                                                ---------------------------------------------
                                                                June 30     June 30       June 30     June 30
(Dollars in Millions, Except Per Employee Data)                    1998        1997          1998        1997
=============================================================================================================
Salaries .....................................................  $ 303.3     $ 246.9      $  542.9    $  487.5
Employee benefits ............................................     58.8        57.2         112.9       118.3
                                                                ---------------------------------------------
  Total personnel expense ....................................    362.1       304.1         655.8       605.8
Net occupancy ................................................     47.9        45.2          91.4        91.0
Furniture and equipment ......................................     39.6        44.2          75.0        87.0
Goodwill and other intangible assets .........................     36.0        25.8          69.4        53.2
Advertising and marketing ....................................     17.8        16.6          33.5        28.9
Telephone ....................................................     17.0        15.7          32.5        29.3
Third party data processing ..................................     17.9         9.9          31.9        19.0
Other personnel costs ........................................     16.8        16.4          29.9        32.8
Professional services ........................................     15.3        15.1          26.6        28.6
Postage ......................................................     11.7        11.1          22.5        22.7
Printing, stationery and supplies ............................     10.8         9.7          19.9        19.9
FDIC insurance ...............................................      2.1         2.4           4.1         4.5
Merger-related ...............................................     59.5          --         106.0          --
Other ........................................................     70.1        73.3         131.7       142.3
                                                                ---------------------------------------------
  Total noninterest expense ..................................  $ 724.6     $ 589.5      $1,330.2    $1,165.0
                                                                =============================================
Efficiency ratio* ............................................     54.1%       49.7%         52.1%       50.2%
Efficiency ratio before nonrecurring items ...................     49.7        49.7          48.0        50.2
Banking efficiency ratio before nonrecurring items** .........     45.2        48.8          45.1        49.2
Average number of full-time equivalent employees .............   26,858      26,206        25,837      26,518
Annualized personnel expense per employee ....................  $53,928     $46,417      $ 50,764    $ 45,690
=============================================================================================================

 *COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF SECURITIES GAINS AND LOSSES.
**WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

erroneous data, miscalculations, system failures and other operational problems. In the early 1990s, the Company implemented significant technology changes and replaced many of its principal data processing applications with licensed software packages. The Company also undertook an organization-wide initiative to address the Year 2000 issue, including the formation in 1996 of a dedicated project team of employees to evaluate the Year 2000 impact on the Company's critical computer hardware and software, on embedded technologies in its physical plant and automated equipment (such as ATMs, check sorting machines, vaults and security systems), and on its customers. In addition to evaluating the scope of the Year 2000 issue, the project team has prioritized tasks, developed implementation plans and established completion and testing schedules. As a result, the Company is replacing, modifying or reprogramming certain systems, is requiring that new purchased hardware and software be Year 2000 compliant, and is testing systems in an isolated environment dedicated to Year 2000 testing. The Year 2000 project includes contingency plans to mitigate potential delays or other problems, such as back-up solutions for all mission-critical applications and business continuation plans for significant vendors and other business partners. Apart from the Company's project, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.

      The Company expects that replacement, renovation and testing of its critical internal computer hardware and software and embedded technologies will be substantially completed by December 31, 1998, allowing time for necessary refinements and additional testing before December 31, 1999. The Company estimates that the cost of its Year 2000 project will aggregate less than $50 million over the three-year period ending December 31, 1999. The Company has not deferred any material information technology projects as a consequence of its Year 2000 efforts.

      Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparties, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to heighten their awareness of the Year


U.S. Bancorp                                                                   9

2000 issue, to learn how they are addressing it and to evaluate any likely impact on the Company. For example, the Company is conducting a Year 2000 survey of its corporate and middle-market borrowing customers and of other significant funds takers, funds providers and capital market/asset management counterparties, and has implemented in its lending units uniform criteria for identifying, managing and underwriting Year 2000 credit risk. The Company also is contacting important vendors to receive commitment dates for their Year 2000 readiness and delivery of compliant software and other products. In addition, the Company is monitoring the Year 2000 preparations of entities such as the Federal Reserve, which provides services for processing and settling payments and securities transactions between banks. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating cost and increased credit risk for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

      The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and cost of the Company's Year 2000 project, contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes, and its ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $187.9 million in the second quarter and $377.2 million in the first six months of 1998, compared with $177.8 million and $349.3 million in the same periods of 1997. The increases were primarily the result of higher levels of taxable income, as discussed above.


BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio was $55.8 billion at June 30, 1998, compared with $54.7 billion at December 31, 1997. The portfolio of commercial loans totaled $35.2 billion at June 30, 1998, up $1.47 billion from December 31, 1997. The increase was primarily attributable to growth in core commercial loans. Total consumer loan outstandings were $20.5 billion at June 30, 1998, compared with $20.9 billion at December 31, 1997. Excluding residential mortgage loan balances, consumer loans were $16.4 billion at June 30, 1998, compared with $16.3 billion at December 31, 1997. See Note E to the Consolidated Financial Statements for the composition of the Company's loan portfolio at June 30, 1998 and December 31, 1997.

SECURITIES -- At June 30, 1998, available-for-sale securities were $5.9 billion compared with $6.9 billion at December 31, 1997, reflecting both maturities and sales of securities.

DEPOSITS -- Noninterest-bearing deposits increased to $15.7 billion at June 30, 1998, compared with $14.5 billion at December 31, 1997, reflecting deposits received for third quarter 1998 corporate bond payments. Interest-bearing deposits totaled $33.6 billion at June 30, 1998, compared with $34.5 billion at December 31, 1997. The decrease reflects customers moving funds out of certificates of deposit into alternative investment vehicles.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $3.5 billion at June 30, 1998, up from $3.3 billion at December 31, 1997. The increase was due to increases in treasury tax and loan notes and commercial paper, partially offset by a decrease in federal funds purchased.

      Long-term debt was $11.4 billion at June 30, 1998, up from $10.2 billion at December 31, 1997. The Company issued $936 million of debt, with an average


10                                                                  U.S. Bancorp

TABLE 6   NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                 Three Months Ended    Six Months Ended
                                ---------------------------------------
                                 June 30   June 30     June 30  June 30
                                    1998      1997        1998     1997
=======================================================================

COMMERCIAL:
  Commercial ...................     .30%      .51%        .28%     .41%
  Real estate:
   Commercial mortgage .........    (.10)     (.20)       (.10)    (.32)
   Construction ................     .06       .16         .18      .18
                                 --------------------------------------
   Total commercial ............     .19       .31         .18      .22

CONSUMER:
  Residential mortgage .........     .15       .05         .19      .07
  Credit card ..................    4.84      4.03        4.52     4.19
  Other ........................    1.33      1.21        1.43     1.22
                                 --------------------------------------
   Total consumer ..............    1.77      1.40        1.76     1.43
                                 --------------------------------------
   Total .......................     .77%      .73%        .77%     .69%
=======================================================================

original maturity of 2.8 years, under its medium-term and bank note programs during the first six months of 1998, and $1.2 billion in Federal Home Loan Bank Advances, with an average original maturity of 4.0 years. The Company also issued $300 million of 6.50 percent fixed rate subordinated notes due February 1, 2008, during the first six months of 1998. These issuances were partially offset by $1.2 billion of medium-term and bank note maturities and maturities of $172 million of Federal Home Loan Bank Advances.


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

TABLE 7   DELINQUENT LOAN RATIOS*

                                 JUNE 30    DECEMBER 31
90 DAYS OR MORE PAST DUE            1998           1997
=======================================================
COMMERCIAL:
  Commercial ...................     .59%           .78%
  Real estate:
   Commercial mortgage .........     .60            .57
   Construction ................     .88            .67
                                 ----------------------
   Total commercial ............     .61            .72

CONSUMER:
  Residential mortgage .........    1.52           1.43
  Credit card ..................     .70            .69
  Other ........................     .43            .42
                                 ----------------------
   Total consumer ..............     .70            .70
                                 ----------------------
   Total .......................     .65%           .71%
=======================================================

*RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING
 LOAN BALANCES.


U.S. Bancorp                                                                  11

TABLE 8   SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                       Three Months Ended          Six Months Ended
                                                      -----------------------------------------------
                                                      June 30     June 30         June 30     June 30
(Dollars in Millions)                                    1998        1997            1998        1997
=====================================================================================================
Balance at beginning of period ...................... $ 995.5     $ 993.4       $ 1,008.7     $ 992.5

CHARGE-OFFS:
  Commercial:
   Commercial .......................................    32.6        37.9            59.9        62.9
   Real estate:
     Commercial mortgage ............................      .2         3.4             4.5         4.8
     Construction ...................................      .9         1.4             2.9         2.7
                                                      -----------------------------------------------
     Total commercial ...............................    33.7        42.7            67.3        70.4
  Consumer:
   Residential mortgage .............................     2.1          .8             4.9         2.5
   Credit card ......................................    52.2        42.0            99.1        84.5
   Other ............................................    51.0        45.5           108.9        89.9
                                                      -----------------------------------------------
     Total consumer .................................   105.3        88.3           212.9       176.9
                                                      -----------------------------------------------
     Total ..........................................   139.0       131.0           280.2       247.3

RECOVERIES:
  Commercial:
   Commercial .......................................    14.2         9.6            27.3        17.9
   Real estate:
     Commercial mortgage ............................     2.3         7.4             8.5        17.4
     Construction ...................................      .5          .5              .7          .7
                                                      -----------------------------------------------
     Total commercial ...............................    17.0        17.5            36.5        36.0
  Consumer:
   Residential mortgage .............................      .5          .2              .8          .7
   Credit card ......................................     4.6         6.4            10.3        11.1
   Other ............................................    10.2         8.9            22.7        17.6
                                                      -----------------------------------------------
     Total consumer .................................    15.3        15.5            33.8        29.4
                                                      -----------------------------------------------
     Total ..........................................    32.3        33.0            70.3        65.4

NET CHARGE-OFFS:
  Commercial:
   Commercial .......................................    18.4        28.3            32.6        45.0
   Real estate:
     Commercial mortgage ............................    (2.1)       (4.0)           (4.0)      (12.6)
     Construction ...................................      .4          .9             2.2         2.0
                                                      -----------------------------------------------
     Total commercial ...............................    16.7        25.2            30.8        34.4
  Consumer:
   Residential mortgage .............................     1.6          .6             4.1         1.8
   Credit card ......................................    47.6        35.6            88.8        73.4
   Other ............................................    40.8        36.6            86.2        72.3
                                                      -----------------------------------------------
     Total consumer .................................    90.0        72.8           179.1       147.5
                                                      -----------------------------------------------
     Total ..........................................   106.7        98.0           209.9       181.9
Provision charged to operating expense ..............    93.0       101.1           183.0       185.3
Additions related to acquisitions and other .........      --         2.9              --         3.5
                                                      -----------------------------------------------
Balance at end of period ............................ $ 981.8     $ 999.4       $   981.8     $ 999.4
                                                      ===============================================
Allowance as a percentage of:
  Period-end loans ..................................    1.76%       1.85%
  Nonperforming loans ...............................     359         310
  Nonperforming assets ..............................     327         283
=====================================================================================================

12                                                                  U.S. Bancorp

TABLE 9   NONPERFORMING ASSETS*

                                                                     June 30   December 31
(Dollars in Millions)                                                   1998          1997
==========================================================================================
COMMERCIAL:
  Commercial ....................................................... $ 140.2       $ 179.1
  Real estate:
   Commercial mortgage .............................................    48.0          45.4
   Construction ....................................................    20.9          14.9
                                                                     ---------------------
   Total commercial ................................................   209.1         239.4

CONSUMER:
  Residential mortgage .............................................    54.3          52.1
  Other ............................................................    10.1           5.6
                                                                     ---------------------
   Total consumer ..................................................    64.4          57.7
                                                                     ---------------------
   Total nonperforming loans .......................................   273.5         297.1
OTHER REAL ESTATE ..................................................    17.3          30.1
OTHER NONPERFORMING ASSETS .........................................     9.6          12.3
                                                                     ---------------------
   Total nonperforming assets ...................................... $ 300.4       $ 339.5
                                                                     =====================
Accruing loans 90 days or more past due** .......................... $  86.6       $  93.8
Nonperforming loans to total loans .................................     .49%          .54%
Nonperforming assets to total loans plus other real estate .........     .54           .62
==========================================================================================

 *THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT
  INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.

**THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
  INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $106.7 million and $209.9 million in the second quarter and first six months of 1998, compared with $98.0 million and $181.9 million in the same periods of 1997. Commercial loan net charge-offs were $16.7 million and $30.8 million in the second quarter and first half of 1998, compared with $25.2 million and $34.4 million in the same periods of 1997. Consumer loan net charge-offs for the quarter and year-to-date were $90.0 million and $179.1 million, compared with $72.8 million and $147.5 million for the same periods of 1997, reflecting higher average credit card balances and higher bankruptcies and fraud-related charge-offs. Consumer loans 30 days or more past due declined to 2.31 percent of the portfolio at June 30, 1998, compared with 2.76 percent at December 31, 1997. The ratio of total net charge-offs to average loans was .77 percent in the second quarter and first half of 1998 compared with .73 percent and .69 percent in the same periods of 1997.

NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At June 30, 1998, nonperforming assets totaled $300.4 million, down $39.1 million (12 percent) from December 31, 1997. The ratio of nonperforming assets to loans and other real estate was .54 percent at June 30, 1998, compared with .62 percent at December 31, 1997. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .70 percent at June 30, 1998, unchanged from December 31, 1997.

INTEREST RATE RISK MANAGEMENT -- The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing consolidated interest rate risk: Net Interest Income Simulation Modeling, Market Value Simulation Modeling, and Repricing Mismatch Analysis. As part of Market Value Simulation Modeling, ALCO uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities.

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


U.S. Bancorp                                                                  13

TABLE 10  INTEREST RATE SWAP HEDGES: NOTIONAL BALANCES AND YIELDS BY MATURITY
          DATE


At June 30, 1998 (Dollars in Millions)
==================================================================================
                                                           Weighted       Weighted
                                                            Average        Average
Receive Fixed Swaps*                       Notional   Interest Rate  Interest Rate
Maturity Date                                Amount        Received           Paid
----------------------------------------------------------------------------------
1998 (remaining six months) ............    $   923          6.00%           5.66%
1999 ...................................      2,242          6.09            5.66
2000 ...................................        815          6.23            5.66
2001 ...................................        357          6.52            5.66
2002 ...................................        519          6.22            5.66
After 2002 .............................      1,925          6.65            5.66
                                            -------
Total ..................................    $ 6,781          6.28%           5.66%
==================================================================================

*AT JUNE 30, 1998, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT
 REQUIRED IT TO PAY FIXED-RATE INTEREST.

immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit pricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to two percent of forecasted net interest income given a one percent change in interest rates. At June 30, 1998, the estimated effect of an immediate 100 basis point parallel change in rates was a decrease of less than .10 percent in forecasted net interest income for twelve months for either an assumed increase or decrease in rates.

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of one, two and three percent rate shocks on the present value of all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits, approved by the Company's Board of Directors, of one percent of assets for an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits.

      The VaR model used to measure and manage market risk in the broker/dealer business uses an estimate of volatility appropriate to each instrument and a three standard deviation move in the underlying markets. The Company believes the market risk inherent in its broker/dealer activities, including fixed income, equities and foreign exchange, is immaterial.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest rate risk and has established limits, approved by the Company's Board of Directors, for gap positions in the one- to three-year time periods of five percent of assets.

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

      In the second quarter and first six months of 1998, the Company added $895 million and $1.8 billion of interest rate swaps to reduce its interest rate risk. Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of June 30, 1998, the Company received payments on $6.8 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed rate received of 6.28 percent and a weighted average variable rate paid of 5.66 percent. The remaining maturity


14                                                                  U.S. Bancorp

TABLE 11  CAPITAL RATIOS

                                                    June 30     December 31
(Dollars in Millions)                                  1998            1997
===========================================================================

Tangible common equity* ........................   $  4,671        $  4,897
  As a percent of assets .......................        6.5%            7.0%

Tier 1 capital .................................   $  5,120        $  5,028
  As a percent of risk-adjusted assets .........        7.2%            7.4%

Total risk-based capital .......................   $  8,143        $  7,859
  As a percent of risk-adjusted assets .........       11.5%           11.6%

Leverage ratio .................................        7.4             7.3
===========================================================================

*DEFINED AS COMMON EQUITY LESS GOODWILL.

of these agreements ranges from one month to ten years with an average remaining maturity of 3.2 years. Swaps increased net interest income for the quarters ended June 30, 1998 and 1997 by $8.5 million and $5.4 million, and the six months ended June 30, 1998 and 1997 by $16.1 million and $11.8 million.

      To hedge against falling interest rates, the Company uses interest rate floors. Floor counterparties pay the Company when specified rates fall below a specified point or strike level. The payment is based on the difference in current rates and strike rates and the notional amount. The total notional amount of floor agreements purchased as of June 30, 1998, was $400 million. LIBOR-based floors totaled $200 million and Constant Maturity Treasury floors totaled $200 million. The impact of floors on net interest income was not material for the six months ended June 30, 1998 and 1997.

CAPITAL MANAGEMENT -- At June 30, 1998, total tangible common equity was $4.7 billion, or 6.5 percent of assets, compared with 7.0 percent at December 31, 1997. Tier 1 and total risk-based capital ratios were 7.2 percent and 11.5 percent at June 30, 1998, compared with 7.4 percent and 11.6 percent at December 31, 1997. The June 30, 1998 leverage ratio was 7.4 percent compared with 7.3 percent at December 31, 1997.

      On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Through June 30, 1998, the Company repurchased
6.6 million shares for $275.2 million.

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


U.S. Bancorp                                                                  15
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

PENSIONS AND OTHER POSTRETIREMENT BENEFIT DISCLOSURE -- SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Statement supersedes the disclosure requirements of:
SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and, SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement addresses disclosure only and not measurement or recognition. SFAS 132 is effective for the Company's 1998 year-end financial statements. All prior period disclosures shall be restated to conform to the provisions of this Statement.

INTERNAL USE COMPUTER SOFTWARE COSTS -- Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Historically, the Company has expensed such costs as incurred. Restatement of previously issued annual financial statements or adoption by a cumulative catch-up adjustment is prohibited. The adoption of SOP 98-1 did not have a material impact on the Company.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. Retroactive application of this Statement to prior periods is prohibited. The adoption of SFAS 133 is not expected to have a material impact on the Company.


16                                                                  U.S. Bancorp

                           CONSOLIDATED BALANCE SHEET

                                                                                         June 30   December 31
(Dollars in Millions)                                                                       1998          1997
==============================================================================================================
                                                                                     (Unaudited)
ASSETS
Cash and due from banks ..............................................................   $ 4,537       $ 4,739
Federal funds sold ...................................................................       743            62
Securities purchased under agreements to resell ......................................       594           630
Trading account securities ...........................................................       411           195
Available-for-sale securities ........................................................     5,923         6,885
Loans ................................................................................    55,778        54,708
  Less allowance for credit losses ...................................................       982         1,009
                                                                                         ---------------------
  Net loans ..........................................................................    54,796        53,699
Premises and equipment ...............................................................       901           860
Interest receivable ..................................................................       414           405
Customers' liability on acceptances ..................................................       292           535
Goodwill and other intangible assets .................................................     1,967         1,482
Other assets .........................................................................     3,172         1,803
                                                                                         ---------------------
   Total assets ......................................................................   $73,750       $71,295
                                                                                         =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing ................................................................   $15,745       $14,544
  Interest-bearing ...................................................................    33,562        34,483
                                                                                         ---------------------
   Total deposits ....................................................................    49,307        49,027
Federal funds purchased ..............................................................       546           800
Securities sold under agreements to repurchase .......................................     1,460         1,518
Other short-term funds borrowed ......................................................     1,484           974
Long-term debt .......................................................................    11,381        10,247
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ............       950           600
Acceptances outstanding ..............................................................       292           535
Other liabilities ....................................................................     2,203         1,704
                                                                                         ---------------------
   Total liabilities .................................................................    67,623        65,405
Shareholders' equity:
  Common stock, par value $1.25 a share - authorized 1,500,000,000 shares;
   issued: 6/30/98 - 744,789,464 shares; 12/31/97 - 739,933,014 shares ...............       931           925
  Capital surplus ....................................................................     1,358         1,261
  Retained earnings ..................................................................     4,034         3,645
  Accumulated other comprehensive income .............................................        58            59
  Less cost of common stock in treasury: 6/30/98 - 5,067,544 shares ..................      (254)           --
                                                                                         ---------------------
  Total shareholders' equity .........................................................     6,127         5,890
                                                                                         ---------------------
  Total liabilities and shareholders' equity .........................................   $73,750       $71,295
==============================================================================================================


U.S. Bancorp                                                                  17

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                      Three Months Ended         Six Months Ended
                                                                                   ------------------------------------------------
(Dollars in Millions, Except Per Share Data)                                         June 30      June 30      June 30      June 30
(Unaudited)                                                                             1998         1997         1998         1997
===================================================================================================================================
INTEREST INCOME
Loans ............................................................................ $ 1,225.6    $ 1,197.6    $ 2,429.8    $ 2,350.8
Securities:
  Taxable ........................................................................      78.2         95.4        164.0        192.0
  Exempt from federal income taxes ...............................................      15.6         17.4         31.7         34.7
Other interest income ............................................................      30.2         18.4         49.2         35.5
                                                                                   ------------------------------------------------
   Total interest income .........................................................   1,349.6      1,328.8      2,674.7      2,613.0

INTEREST EXPENSE
Deposits .........................................................................     352.2        363.6        707.3        715.4
Federal funds purchased and repurchase agreements ................................      41.8         50.8         75.4         98.7
Other short-term funds borrowed ..................................................      14.3         33.1         27.1         70.0
Long-term debt ...................................................................     157.8        104.2        314.2        192.5
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ........      18.5         12.3         30.8         24.6
                                                                                   ------------------------------------------------
   Total interest expense ........................................................     584.6        564.0      1,154.8      1,101.2
                                                                                   ------------------------------------------------
Net interest income ..............................................................     765.0        764.8      1,519.9      1,511.8
Provision for credit losses ......................................................      93.0        101.1        183.0        185.3
                                                                                   ------------------------------------------------
Net interest income after provision for credit losses ............................     672.0        663.7      1,336.9      1,326.5

NONINTEREST INCOME
Credit card fee revenue ..........................................................     147.6         98.8        274.4        189.5
Trust and investment management fees .............................................     108.0         87.2        202.9        171.8
Service charges on deposit accounts ..............................................      99.4         97.4        197.3        192.8
Investment products fees and commissions .........................................      57.5         16.7         75.7         32.5
Trading account profits and commissions ..........................................      28.0          6.8         35.1         17.3
Investment banking revenue .......................................................      29.0           --         29.0           --
Securities gains .................................................................        --          1.9         12.6          3.6
Other ............................................................................      91.6         98.7        192.6        177.5
                                                                                   ------------------------------------------------
   Total noninterest income ......................................................     561.1        407.5      1,019.6        785.0

NONINTEREST EXPENSE
Salaries .........................................................................     303.3        246.9        542.9        487.5
Employee benefits ................................................................      58.8         57.2        112.9        118.3
Net occupancy ....................................................................      47.9         45.2         91.4         91.0
Furniture and equipment ..........................................................      39.6         44.2         75.0         87.0
Goodwill and other intangible assets .............................................      36.0         25.8         69.4         53.2
Merger-related ...................................................................      59.5           --        106.0           --
Other ............................................................................     179.5        170.2        332.6        328.0
                                                                                   ------------------------------------------------
   Total noninterest expense .....................................................     724.6        589.5      1,330.2      1,165.0
                                                                                   ------------------------------------------------
Income before income taxes .......................................................     508.5        481.7      1,026.3        946.5
Applicable income taxes ..........................................................     187.9        177.8        377.2        349.3
                                                                                   ------------------------------------------------
Net income ....................................................................... $   320.6    $   303.9    $   649.1    $   597.2
                                                                                   ================================================
Net income applicable to common equity ........................................... $   320.6    $   300.8    $   649.1    $   591.1
                                                                                   ================================================
Earnings per share ............................................................... $     .43    $     .41    $     .88    $     .81
Diluted earnings per share ....................................................... $     .43    $     .41    $     .86    $     .80
===================================================================================================================================

18                                                                  U.S. Bancorp

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                Accumulated
                                                                                                      Other
(Dollars In Millions)                Common Shares   Preferred   Common    Capital   Retained  Comprehensive    Treasury
(Unaudited)                            Outstanding*      Stock    Stock    Surplus   Earnings         Income     Stock**      Total
===================================================================================================================================
BALANCE DECEMBER 31, 1996 ...........  738,017,970    $ 150.0   $ 948.3   $1,296.9   $3,809.4       $  4.7      $ (445.9)  $5,763.4
Dividends declared:
  Preferred .........................                                                    (6.1)                                 (6.1)
  Common ............................                                                  (217.7)                               (217.7)
Purchase and retirement of
  treasury stock ....................  (12,989,532)                (9.0)    (223.4)                               (142.0)    (374.4)
Issuance of common stock:
  Acquisitions ......................      907,056                  1.2       13.6                                             14.8
  Dividend reinvestment .............      407,103                   .3        4.4                                   5.5       10.2
  Stock option and stock
   purchase plans ...................    6,252,423                  4.8       50.9      (28.9)                      38.8       65.6
                                       --------------------------------------------------------------------------------------------
                                       732,595,020      150.0     945.6    1,142.4    3,556.7          4.7        (543.6)   5,255.8
Comprehensive income
Net income ..........................                                                   597.2                                 597.2
Other comprehensive income:
  Unrealized gains on securities of
  $.4 (Net of $.2 tax expense).......                                                                   .4                       .4
                                                                                                                            -------
   Total comprehensive income .......                                                                                         597.6
                                       --------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1997 ...............  732,595,020    $ 150.0   $ 945.6   $1,142.4   $4,153.9       $  5.1      $ (543.6)  $5,853.4
===================================================================================================================================

BALANCE DECEMBER 31, 1997 ...........  739,933,014    $    --   $ 924.9   $1,261.1   $3,644.8       $ 59.3      $     --   $5,890.1
Common dividends declared ...........                                                  (260.1)                               (260.1)
Purchase of treasury stock ..........   (6,654,765)                                                               (276.4)    (276.4)
Issuance of common stock:
  Dividend reinvestment .............      253,759                   .3        9.7                                             10.0
  Stock option and stock
   purchase plans ...................    6,189,912                  5.8       87.3                                  22.3      115.4
                                       --------------------------------------------------------------------------------------------
                                       739,721,920         --     931.0    1,358.1    3,384.7         59.3        (254.1)   5,479.0
Comprehensive income
Net income ..........................                                                   649.1                                 649.1
Other comprehensive income:
  Unrealized gains on securities
  of $10.0 (Net of $5.8 Tax expense)
  net of reclassification adjustment
  for gains included in net income
  of $11.1 (Net of $6.4 Tax
   expense) .........................                                                                 (1.1)                    (1.1)
                                                                                                                            -------
   Total comprehensive income .......                                                                                         648.0
                                       --------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1998 ...............  739,721,920    $    --   $ 931.0   $1,358.1   $4,033.8       $ 58.2      $ (254.1)  $6,127.0
===================================================================================================================================

 *DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY. **ENDING TREASURY SHARES WERE 5,067,544 AT JUNE 30, 1998; 23,852,841 AT JUNE
  30, 1997; AND 20,632,491 AT DECEMBER 31, 1996.
  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


U.S. Bancorp                                                                  19

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Six Months Ended
                                                                                         ------------------------
(Dollars in Millions)                                                                       June 30       June 30
(Unaudited)                                                                                    1998          1997
=================================================================================================================
OPERATING ACTIVITIES
  Net cash provided by operating activities ...........................................  $    745.0    $    904.7
                                                                                         ------------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
  Interest-bearing deposits with banks ................................................        (4.9)          5.6
  Loans outstanding ...................................................................    (1,277.3)     (1,976.3)
  Securities purchased under agreements to resell .....................................        90.6         317.2
Available-for-sale securities:
  Sales ...............................................................................       169.2         891.8
  Maturities ..........................................................................       823.4         756.6
  Purchases ...........................................................................       (49.5)     (1,255.4)
Maturities of held-to-maturity securities .............................................          --          37.4
Proceeds from sales of other real estate ..............................................        25.5          43.5
Net purchases of bank premises and equipment ..........................................       (65.8)        (42.1)
Securitization of corporate charge card balances ......................................          --         418.1
Cash and cash equivalents of acquired subsidiaries ....................................          --           4.5
Acquisitions, net of cash received ....................................................      (685.2)        (23.6)
Other-net .............................................................................      (117.6)        (47.5)
                                                                                         ------------------------
  Net cash used by investing activities ...............................................    (1,091.6)       (870.2)
                                                                                         ------------------------
FINANCING ACTIVITIES
Net cash provided (used) by:
  Deposits ............................................................................       279.4       1,209.9
  Federal funds purchased and securities sold under agreements to repurchase ..........      (351.2)     (1,169.9)
  Short-term borrowings ...............................................................      (108.1)       (837.1)
Long-term debt transactions:
  Proceeds ............................................................................     2,443.0       2,911.6
  Principal payments ..................................................................    (1,377.2)       (697.7)
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely the junior subordinated debentures of the parent company ......       350.0            --
Proceeds from issuance of common stock ................................................       125.4          75.8
Repurchase of common stock ............................................................      (276.4)       (374.4)
Cash dividends ........................................................................      (260.1)       (223.8)
                                                                                         ------------------------
  Net cash provided by financing activities ...........................................       824.8         894.4
                                                                                         ------------------------
  Change in cash and cash equivalents .................................................       478.2         928.9
Cash and cash equivalents at beginning of period ......................................     4,801.0       4,908.1
                                                                                         ------------------------
 Cash and cash equivalents at end of period ...........................................  $  5,279.2    $  5,837.0
=================================================================================================================

20                                                                  U.S. Bancorp

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

PENSIONS AND OTHER POSTRETIREMENT BENEFITS DISCLOSURE -- SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Statement supersedes the disclosure requirements of:
SFAS 87, "Employers' Accounting for Pensions"; SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and, SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement addresses disclosure only and not measurement or recognition. SFAS 132 is effective for the Company's 1998 year-end financial statements. All prior period disclosures will be restated to conform to the provisions of this Statement.

INTERNAL USE COMPUTER SOFTWARE COSTS -- Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs


U.S. Bancorp                                                                  21
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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. Retroactive application of this Statement to prior periods is prohibited. The adoption of SFAS 133 is not expected to have a material impact on the Company.


NOTE C    BUSINESS COMBINATIONS AND DIVESTITURES

U.S. BANCORP On August 1, 1997, First Bank System, Inc. ("FBS") issued 329.7 million common shares to acquire U. S. Bancorp ("USBC"). As of the acquisition date, the combined institution, now known as U.S. Bancorp, had approximately $70 billion in assets, $49 billion in deposits and served nearly four million households and 475,000 businesses in 17 contiguous states from Illinois to Washington. The Company exchanged 2.265 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options also were converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company having substantially identical terms. The transaction was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of USBC.

PIPER JAFFRAY COMPANIES INC. On May 1, 1998, the Company completed its acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm. The acquisition allows the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary to be known as U.S. Bancorp Piper Jaffray Inc. The acquisition of Piper Jaffray was accounted for under the purchase method of accounting, and accordingly, the purchase price of $738 million (including $719 million aggregate cash consideration for Piper Jaffray shares outstanding) was allocated to assets acquired and liabilities assumed based on their fair values at the date of acquisition.

NORTHWEST BANCSHARES, INC. On March 13, 1998, the Company announced an agreement to acquire Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. The acquisition is pending regulatory approval and is expected to close in the third quarter of 1998.

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


22                                                                  U.S. Bancorp

NOTE D    SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                  June 30, 1998        December 31, 1997
                              -------------------------------------------
                              Amortized      Fair     Amortized      Fair
(Dollars in Millions)              Cost     Value          Cost     Value
=========================================================================

U.S. Treasury ...............    $  586    $  588        $  628    $  628
Mortgage-backed .............     3,587     3,634         4,326     4,366
Other U.S. agencies .........       299       309           360       370
State and political .........     1,261     1,289         1,300     1,331
Other .......................        96       103           175       190
                              -------------------------------------------
 Total ......................    $5,829    $5,923        $6,789    $6,885
=========================================================================


NOTE E    LOANS

The composition of the loan portfolio was as follows:

                                                June 30    December 31
(Dollars in Millions)                              1998           1997
======================================================================

COMMERCIAL:
  Commercial .................................  $24,535        $23,399
  Real estate:
   Commercial mortgage .......................    8,084          8,025
   Construction ..............................    2,630          2,359
                                                ----------------------
     Total commercial ........................   35,249         33,783
                                                ----------------------
CONSUMER:
  Residential mortgage .......................    3,989          4,480
  Residential mortgage held for sale..........      101            193
  Home equity and second mortgage ............    5,742          5,373
  Credit card ................................    4,006          4,200
  Automobile .................................    3,197          3,227
  Revolving credit ...........................    1,532          1,567
  Installment ................................    1,170          1,199
  Student * ..................................      792            686
                                                ----------------------
     Total consumer ..........................   20,529         20,925
                                                ----------------------
     Total loans .............................  $55,778        $54,708
======================================================================

*ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT
 PERIOD BEGINS.

     At June 30, 1998, the Company had $209 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended June 30, 1998, the average recorded investment in impaired loans was approximately $216 million. No interest income was recognized on impaired loans during the quarter.


U.S. Bancorp                                                                  23

NOTE F    LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                  June 30    December 31
(Dollars in Millions)                                                                1998           1997
========================================================================================================
Fixed-rate subordinated notes (6.00% To 8.35%) -- maturities to June 2026 ....... $ 2,150        $ 1,850
Step-up subordinated notes -- due August 15, 2005 ...............................     100            100
Floating-rate notes -- due November 15, 1999 ....................................     200            200
Floating-rate notes -- due February 27, 2000 ....................................     250            250
Floating-rate subordinated notes -- due November 30, 2010 .......................     107            107
Federal Home Loan Bank advances (5.05% To 9.11%) -- maturities to October 2026 ..   2,419          1,392
Medium-term notes (5.53% To 6.93%) -- maturities to July 2002 ...................   1,169            652
Bank notes (5.51% To 6.38%) -- maturities to January 2003 .......................   4,832          5,602
Other ...........................................................................     154             94
                                                                                  ----------------------
   Total ........................................................................ $11,381        $10,247
========================================================================================================


NOTE G    EARNINGS PER SHARE

The components of earnings per share were:

                                                                               Three Months Ended               Six Months Ended
                                                                       ------------------------------------------------------------
                                                                            June 30         June 30         June 30         June 30
(Dollars in Millions, Except Per Share Data)                                   1998            1997            1998            1997
===================================================================================================================================
EARNINGS PER SHARE:
Net income ........................................................... $      320.6    $      303.9    $      649.1    $      597.2
Preferred dividends ..................................................           --            (3.1)              --           (6.1)
                                                                       ------------------------------------------------------------
Net income to common stockholders .................................... $      320.6    $      300.8    $      649.1    $      591.1
                                                                       ============================================================
Average shares outstanding ...........................................   739,630,613    733,120,503     739,171,968     734,170,890
                                                                       ============================================================
Earnings per share ................................................... $         .43   $        .41    $        .88   $         .81
                                                                       ============================================================

DILUTED EARNINGS PER SHARE:
Net income ........................................................... $      320.6    $      303.9    $      649.1    $      597.2
Preferred dividends ..................................................           --            (3.1)             --           (6.1)
                                                                       ------------------------------------------------------------
Net income to common stockholders .................................... $      320.6    $      300.8    $      649.1    $      591.1
                                                                       ============================================================
Average shares outstanding ...........................................  739,630,613     733,120,503     739,171,968     734,170,890
Net effect of the assumed purchase of stock under the stock option and stock purchase plans -- based on the treasury stock method using
 average market price ................................................   12,779,512       8,329,953      12,877,294       8,295,531
                                                                       ------------------------------------------------------------
Dilutive common shares outstanding ...................................  752,410,125     741,450,456     752,049,262     742,466,421
                                                                       ============================================================
Diluted earnings per share ........................................... $        .43    $        .41    $        .86    $        .80
===================================================================================================================================


NOTE H    SHAREHOLDERS' EQUITY

On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Through June 30, 1998, the Company repurchased 6.6 million shares for $275.2 million.

      On April 22, 1998, the Company's shareholders authorized an increase in the Company's capital stock necessary to implement the three-for-one split of the Company's common stock announced on February 18, 1998. The number of common and preferred shares which the Company has authority to issue was increased from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The stock split was in the form of a 200 percent dividend payable May 18, 1998 to shareholders of record on May 4, 1998. The impact of the stock split has been reflected in the financial statements for all periods presented and all share and per share data included herein.


24                                                                  U.S. Bancorp

      Total comprehensive income was $321.6 million and $648.0 million for the three months and six months ended June 30, 1998, compared with $358.4 million and $597.6 million for the three months and six months ended June 30, 1997.

NOTE I    MERGER AND INTEGRATION CHARGES

During 1998, the Company recorded merger and integration charges of $106.0 million primarily related to conversion expenses associated with the acquisitions of USBC and Piper Jaffray. Conversion expenses are recorded as incurred and are associated with the conversion of customer accounts and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                             Six Months Ended
(Dollars in Millions)                           June 30, 1998
=============================================================
Balance at December 31, 1997 ...................     $  204.6
Provision charged to operating expense .........        106.0
Cash outlays ...................................       (174.6)
Noncash writedowns .............................         (3.9)
                                                     --------
Balance at June 30, 1998 .......................     $  132.1
=============================================================

Additional merger-related expenses of approximately $53 million, after tax, are expected to be incurred through the end of 1998 related to the USBC acquisition.

NOTE J    INCOME TAXES

The components of income tax expense were:

                                                                              Three Months Ended         Six Months Ended
                                                                           -----------------------------------------------
                                                                             June 30     June 30       June 30     June 30
(Dollars in Millions)                                                           1998        1997          1998        1997
==========================================================================================================================
FEDERAL:
Current tax ..............................................................  $  130.9    $  139.5      $  298.0    $  277.0
Deferred tax provision ...................................................      30.1        11.3          26.6        21.2
                                                                            ----------------------------------------------
  Federal income tax .....................................................     161.0       150.8         324.6       298.2

STATE:
Current tax ..............................................................      30.5        26.1          50.5        48.5
Deferred tax (credit) provision ..........................................      (3.6)         .9           2.1         2.6
                                                                            ----------------------------------------------
  State income tax .......................................................      26.9        27.0          52.6        51.1
                                                                            ----------------------------------------------
 Total income tax provision ..............................................  $  187.9    $  177.8      $  377.2    $  349.3
==========================================================================================================================

     The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                              Three Months Ended        Six Months Ended
                                                                            ----------------------------------------------
                                                                             June 30     June 30       June 30     June 30
(Dollars in Millions)                                                           1998        1997          1998        1997
==========================================================================================================================
Tax at statutory rate (35%) ..............................................  $  178.0    $  168.6      $  359.2    $  331.3
State income tax, at statutory rates, net of federal tax benefit .........      17.5        14.6          34.2        30.3
Tax effect of:
  Tax-exempt interest:
   Loans .................................................................      (3.3)        (.9)         (6.2)       (1.9)
   Securities ............................................................      (5.7)       (6.0)        (11.4)      (14.6)
  Amortization of nondeductible goodwill .................................       8.0         7.1          14.7        14.1
  Tax credits and other items ............................................      (6.6)       (5.6)        (13.3)       (9.9)
                                                                            ----------------------------------------------
Applicable income taxes ..................................................  $  187.9    $  177.8      $  377.2    $  349.3
==========================================================================================================================

     The Company's net deferred tax asset was $211.9 million at June 30, 1998, and $108.2 million at December 31, 1997.


U.S. Bancorp                                                                  25

NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                               June 30  December 31
(Dollars in Millions)                                                             1998         1997
===================================================================================================
Commitments to extend credit:
  Commercial ................................................................ $ 23,771     $ 24,170
  Corporate and purchasing cards ............................................   25,617       23,502
  Consumer credit cards .....................................................   14,990       14,236
  Other consumer ............................................................    5,079        4,661
Letters of credit:
  Standby ...................................................................    2,970        2,773
  Commercial ................................................................      492          406
Interest rate swap contracts:
  Hedges ....................................................................    6,781        5,315
  Intermediated .............................................................      717          855
Options contracts:
  Hedge interest rate floors purchased ......................................      400          750
  Intermediated interest rate and foreign exchange caps and floors purchased.      275          258
  Intermediated interest rate and foreign exchange caps and floors written ..      275          258
Futures and forward contracts ...............................................       20          175
Mortgages sold with recourse ................................................       60           74
Foreign currency commitments:
  Commitments to purchase ...................................................      799          716
  Commitments to sell .......................................................      788          735
Commitments from securities lending .........................................      307           --
===================================================================================================

     The Company received fixed rate interest and paid floating rate interest on all swap hedges as of June 30, 1998. Activity for the six months ended June 30, 1998, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows.

(Dollars in Millions)
===================================================================================================
Notional amount outstanding at December 31, 1997........................................    $ 5,315
Additions ..............................................................................      1,760
Maturities .............................................................................       (291)
Terminations ...........................................................................         (3)
                                                                                            -------
 Notional amount outstanding at June 30, 1998 ..........................................    $ 6,781
===================================================================================================
Weighted average interest rates paid ...................................................       5.66%
Weighted average interest rates received ...............................................       6.28
===================================================================================================

      LIBOR-based interest rate floors totaling $200 million with an average remaining maturity of 2 months at June 30, 1998, and $550 million with an average remaining maturity of 5 months at December 31, 1997, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors was 3.5 percent at June 30, 1998, and ranged from 3.25 percent to 4.00 percent at December 31, 1997. Constant Maturity Treasury ("CMT") interest rate floors totaling $200 million with an average remaining maturity of 6 months at June 30, 1998, and 12 months at December 31, 1997, hedged the prepayment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors was 5.60 percent at June 30, 1998 and December 31, 1997.

      Net unamortized deferred gains relating to swaps, options and futures were immaterial at June 30, 1998.


26                                                                  U.S. Bancorp

NOTE L    SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $3,223 million and $3,284 million at June 30, 1998, and December 31, 1997, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                                                Six Months Ended
                                                                                            -----------------------
                                                                                               June 30      June 30
(Dollars in Millions)                                                                             1998         1997
===================================================================================================================
Income taxes paid ........................................................................  $    272.6    $   338.6
Interest paid ............................................................................     1,155.9      1,096.9
Net noncash transfers to foreclosed property .............................................        10.9         22.4
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $.7 in
  1998 and $1.1 in 1997 ..................................................................        (1.1)          .4
                                                                                            =======================
Cash acquisitions of businesses:
  Fair value of noncash assets acquired ..................................................  $  1,802.8    $   194.6
  Liabilities assumed ....................................................................    (1,117.6)      (171.0)
                                                                                            -----------------------
   Net ...................................................................................  $    685.2    $    23.6
                                                                                            =======================
Stock acquisitions of businesses:
  Fair value of noncash assets acquired ..................................................  $       --    $    77.2
  Net cash acquired ......................................................................          --          4.5
  Liabilities assumed ....................................................................          --        (66.9)
                                                                                            -----------------------
   Net value of common stock issued ......................................................  $       --    $    14.8
===================================================================================================================

U.S. Bancorp                                                                  27

      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                           For The Three Months Ended June 30
                                                                          1998                            1997
-------------------------------------------------------------------------------------------------------------------------- ---------
                                                                                   Yields                         Yields    %Change
(Dollars in Millions)                                                                 and                            and    Average
(Unaudited)                                                   Balance   Interest    Rates     Balance   Interest   Rates    Balance
-------------------------------------------------------------------------------------------------------------------------- ---------
ASSETS
Securities:
 U.S. Treasury ............................................. $   611    $    8.8     5.78%    $   759   $   11.1    5.87%    (19.5)%
 Mortgage-backed ...........................................   3,758        63.7     6.80       4,258       73.7    6.94     (11.7)
 State and political .......................................   1,263        24.4     7.75         586       11.5    7.87        **
 U.S. Agencies and other ...................................     407         5.3     5.22         645        9.7    6.03     (36.9)
                                                             -------------------              ------------------
  Total available-for-sale securities ......................   6,039       102.2     6.79       6,248      106.0    6.80      (3.3)
Unrealized gains (losses) on available-for-sale securities .      85                              (47)                          **
                                                             -------                          -------
   Net available-for-sale securities .......................   6,124                            6,201                         (1.2)
Held-to-maturity securities ................................      --          --      --          769       15.4    8.03        **
Trading account securities .................................     217         3.4     6.28         177        2.5    5.67      22.6
Federal funds sold and resale agreements ...................     719         9.9     5.52         646        9.4    5.84      11.3
Loans:
 Commercial:
  Commercial ...............................................  24,264       490.8     8.11      22,431      460.2    8.23       8.2
  Real estate:
   Commercial mortgage .....................................   8,143       176.5     8.69       8,070      182.4    9.07        .9
   Construction ............................................   2,569        59.9     9.35       2,223       53.6    9.67      15.6
                                                             -------------------              ------------------
   Total commercial ........................................  34,976       727.2     8.34      32,724      696.2    8.53       6.9
 Consumer:
  Residential mortgage .....................................   4,002        79.4     7.96       4,995      100.9    8.10     (19.9)
  Residential mortgage held for sale .......................     151         2.6     6.91         166        3.2    7.73      (9.0)
  Home equity and second mortgage ..........................   5,694       135.8     9.57       5,072      121.5    9.61      12.3
  Credit card ..............................................   3,941       123.2    12.54       3,546      110.8   12.53      11.1
  Other ....................................................   6,636       161.5     9.76       7,012      171.1    9.79      (5.4)
                                                             -------------------              ------------------
   Total consumer ..........................................  20,424       502.5     9.87      20,791      507.5    9.79      (1.8)
                                                             -------------------              ------------------
   Total loans .............................................  55,400     1,229.7     8.90      53,515    1,203.7    9.02       3.5
 Allowance for credit losses ...............................     994                              991                           .3
                                                             -------                          -------
  Net loans ................................................  54,406                           52,524                          3.6
Other earning assets .......................................   1,119        17.3     6.20         504        6.6    5.25        **
                                                             -------------------              ------------------
   Total earning assets* ...................................  63,494     1,362.5     8.61      61,859    1,343.6    8.71       2.6
Cash and due from banks ....................................   3,783                            3,623                          4.4
Other assets ...............................................   5,078                            4,433                         14.5
                                                             -------                          -------
   Total assets ............................................ $71,446                          $68,877                          3.7%
                                                             =======                          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ............................... $13,381                          $12,620                          6.0%
Interest-bearing deposits:
 Interest checking .........................................   5,831        26.2     1.80       5,598       23.5    1.68       4.2
 Money market accounts .....................................  10,895       106.6     3.92      10,321       99.0    3.85       5.6
 Other savings accounts ....................................   2,531        13.4     2.12       2,880       16.0    2.23     (12.1)
 Savings certificates ......................................  11,531       157.9     5.49      12,233      166.2    5.45      (5.7)
 Certificates over $100,000.................................   3,257        48.1     5.92       4,036       58.9    5.85     (19.3)
                                                             -------------------              ------------------
  Total interest-bearing deposits ..........................  34,045       352.2     4.15      35,068      363.6    4.16      (2.9)
Short-term borrowings ......................................   3,865        56.1     5.82       5,855       83.9    5.75     (34.0)
Long-term debt .............................................  10,564       157.8     5.99       6,768      104.2    6.18      56.1
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company .............     950        18.5     7.82         600       12.3    8.18      58.3
                                                             -------------------              ------------------
   Total interest-bearing liabilities ......................  49,424       584.6     4.74      48,291      564.0    4.68       2.3
Other liabilities ..........................................   2,455                            2,200                         11.6
Preferred equity ...........................................      --                              150                           **
Common equity ..............................................   6,132                            5,657                          8.4
Accumulated other comprehensive income (loss) ..............      54                              (41)                          **
                                                             -------                          -------
   Total liabilities and shareholders' equity .............. $71,446                          $68,877                          3.7%
                                                             =======                          =======                        ======
Net interest income ........................................            $  777.9                        $  779.6
                                                                        ========                        ========
Gross interest margin ......................................                         3.87%                          4.03%
                                                                                   =======                        =======
Gross interest margin without taxable-equivalent
 increments ................................................                         3.79%                          3.94%
                                                                                   =======                        =======
Net interest margin ........................................                         4.91%                          5.05%
                                                                                   =======                        =======
Net interest margin without taxable-equivalent
 increments ................................................                         4.83%                          4.96%
=========================================================================================================================

  INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
  INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED
  GAIN ON AVAILABLE-FOR-SALE SECURITIES.
**NOT MEANINGFUL

28                                                                  U.S. Bancorp

      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                           For The Six Months Ended June 30
                                                                         1998                            1997
-------------------------------------------------------------------------------------------------------------------------- ---------
                                                                                   Yields                         Yields    %Change
(Dollars in Millions)                                                                 and                            and    Average
(Unaudited)                                                  Balance   Interest     Rates     Balance   Interest   Rates    Balance
-------------------------------------------------------------------------------------------------------------------------- ---------
ASSETS
Securities:
 U.S. Treasury ............................................. $   621   $   18.0      5.85%    $   834   $   24.2    5.85%    (25.5)%
 Mortgage-backed ...........................................   3,934      133.4      6.84       4,227      145.7    6.95      (6.9)
 State and political .......................................   1,274       49.6      7.85         580       22.7    7.89        **
 U.S. Agencies and other ...................................     432       11.7      5.46         681       21.0    6.22     (36.6)
                                                             ------------------               ------------------
  Total available-for-sale securities ......................   6,261      212.7      6.85       6,322      213.6    6.81     (1.0)
Unrealized gains (losses) on available-for-sale securities .      91                              (29)                          **
                                                             -------                          -------
   Net available-for-sale securities .......................   6,352                            6,293                           .9
Held-to-maturity securities ................................      --         --       --          776       30.5    7.93        **
Trading account securities .................................     183        5.2      5.73         173        4.9    5.71       5.8
Federal funds sold and resale agreements ...................     719       19.6      5.50         624       17.5    5.66      15.2
Loans:
 Commercial:
  Commercial ...............................................  23,879      959.3      8.10      21,999      893.0    8.19       8.5
  Real estate:
   Commercial mortgage .....................................   8,158      357.5      8.84       8,043      359.8    9.02       1.4
   Construction ............................................   2,487      116.4      9.44       2,185      104.3    9.63      13.8
                                                             ------------------               ------------------
   Total commercial ........................................  34,524    1,433.2      8.37      32,227    1,357.1    8.49       7.1
 Consumer:
  Residential mortgage .....................................   4,182      166.2      8.01       5,061      201.4    8.02     (17.4)
  Residential mortgage held for sale .......................     167        5.7      6.88         157        5.9    7.58       6.4
  Home equity and second mortgage ..........................   5,540      264.4      9.62       4,958      235.9    9.59      11.7
  Credit card ..............................................   3,961      248.6     12.66       3,536      221.6   12.64      12.0
  Other ....................................................   6,656      320.2      9.70       7,036      341.1    9.78      (5.4)
                                                             ------------------               ------------------
   Total consumer ..........................................  20,506    1,005.1      9.88      20,748    1,005.9    9.78      (1.2)
                                                             ------------------               ------------------
   Total loans .............................................  55,030    2,438.3      8.94      52,975    2,363.0    9.00       3.9
 Allowance for credit losses ...............................   1,004                              991                          1.3
                                                             -------                          -------
  Net loans ................................................  54,026                           51,984                          3.9
Other earning assets .......................................     842       24.9      5.96         501       13.2    5.31      68.1
                                                             ------------------               ------------------
   Total earning assets* ...................................  63,035    2,700.7      8.64      61,371    2,642.7    8.68       2.7
Cash and due from banks ....................................   3,796                            3,641                          4.3
Other assets ...............................................   4,720                            4,394                          7.4
                                                             -------                          -------
   Total assets ............................................ $70,638                          $68,386                          3.3%
                                                             =======                          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ............................... $13,168                          $12,394                          6.2%
Interest-bearing deposits:
 Interest checking .........................................   5,799       51.0      1.77       5,624       45.9    1.65       3.1
 Money market accounts .....................................  10,795      210.9      3.94      10,395      196.6    3.81       3.8
 Other savings accounts ....................................   2,567       27.0      2.12       2,906       32.0    2.22     (11.7)
 Savings certificates ......................................  11,755      321.3      5.51      12,290      330.8    5.43      (4.4)
 Certificates over $100,000.................................   3,272       97.1      5.98       3,816      110.1    5.82     (14.3)
                                                             ------------------               ------------------
  Total interest-bearing deposits ..........................  34,188      707.3      4.17      35,031      715.4    4.12      (2.4)
Short-term borrowings ......................................   3,539      102.5      5.84       6,153      168.7    5.53     (42.5)
Long-term debt .............................................  10,563      314.2      6.00       6,262      192.5    6.20      68.7
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company .............     776       30.8      7.96         600       24.6    8.18      29.3
                                                             ------------------               ------------------
   Total interest-bearing liabilities ......................  49,066    1,154.8      4.75      48,046    1,101.2    4.62       2.1
Other liabilities ..........................................   2,292                            2,180                          5.1
Preferred equity ...........................................      --                              150                           **
Common equity ..............................................   6,055                            5,637                          7.4
Accumulated other comprehensive income (loss) ..............      57                              (21)                          **
                                                             -------                          -------
   Total liabilities and shareholders' equity .............. $70,638                          $68,386                          3.3%
                                                             =======                          =======                       =======
Net interest income ........................................           $ 1,545.9                        $1,541.5
                                                                       =========                        ========
Gross interest margin ......................................                         3.89%                          4.06%
                                                                                   =======                        =======
Gross interest margin without taxable-equivalent
 increments ................................................                         3.81%                          3.97%
                                                                                   =======                        =======
Net interest margin ........................................                         4.95%                          5.07%
                                                                                   =======                        =======
Net interest margin without taxable-equivalent
 increments ................................................                         4.86%                          4.97%
=========================================================================================================================

  INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
  INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED
  GAIN ON AVAILABLE-FOR-SALE SECURITIES.
**NOT MEANINGFUL

U.S. Bancorp                                                                  29

                          Part II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION -- On July 15, 1998 the Company's Bylaws were amended to include an advance notice provision requiring that, if a shareholder desires to bring business before an annual meeting, written notice of such business must be received by the Company not less than 120 days prior to the date (i.e., the month and day) in the subsequent year corresponding to the date of the prior year's proxy statement. If the Company does not receive timely notice, the business will be excluded from consideration at the meeting. This advance notice provision supersedes the statutory notice period in revised Rule 14a-4(c)(1) of the federal proxy rules, addressing the discretionary proxy voting authority of the Board of Directors in connection with such shareholder business. In addition, the Company's existing Bylaw provision requiring 90-day advance notice of shareholder nominations of persons for election as Directors was amended to require advance notice not less than 120 days prior to the date (i.e., the month and day) in the subsequent year corresponding to the date of the prior year's proxy statement. The foregoing descriptions of the amended Bylaw provisions are qualified in their entirety by reference to the full text of the Company's Bylaws, as amended, filed as Exhibit 3.1 hereto and incorporated herein by reference.

     Based on these amendments, if a shareholder desires to nominate a Director for election at the 1999 Annual Meeting or to bring other business before such meeting (and such business is not the subject of a shareholder proposal timely submitted for inclusion in the proxy statement), written notice of such nomination or such business, as prescribed in the Company's Bylaws, must be received by the Company at its principal office in Minneapolis, Minnesota on or before November 17, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
    3.1  Bylaws, as amended.*
   10.1  Employment Agreement with John F. Grundhofer, as amended.*
   12    Computation of Ratio of Earnings to Fixed Charges.
   27    Article 9 Financial Data Schedule.*

* COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.


(b) REPORTS ON FORM 8-K
     During the three months ended June 30, 1998, the Company filed the following Current Reports on Form 8-K.

      Form 8-K filed April 3, 1998, relating to the Company entering into underwriting agreements with USB Capital II, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Piper Jaffray Inc., Dain Rauscher Incorporated, Morgan Stanley & Co. Incorporated, Prudential Securities Incorporated and Smith Barney Inc. for the public offering of Trust Preferred Securities.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   U.S. BANCORP



                   By: /s/ SUSAN E. LESTER
                       ---------------------------------------------------------
                       Susan E. Lester
                       Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

DATE: August 12, 1998


30                                                                  U.S. Bancorp

[LOGO]
US BANCORP

P.O. Box 522
Minneapolis, Minnesota
55480

http://www.usbank.com

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

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

Investor and Corporate Relations
(612) 973-2263
U.S. Bancorp
601 Second Avenue South, MPFP2711
Minneapolis, Minnesota 55402-4302

WEB SITE. For information about U.S. Bancorp, including news and financial results, product information, and service locations, access our home page on the World Wide Web. The address is http://www.usbank.com.