Form 10-Q
period 1998-09-30
US BANCORP \DE\
filed 1998-11-13
CIK 36104

FORM 10-Q/SEPTEMBER 30, 1998







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

               For the quarterly period ended September 30, 1998

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

                Class                   Outstanding as of October 31, 1998
      Common Stock, $1.25 Par Value             725,707,498 shares

================================================================================

                                FINANCIAL SUMMARY

                                                            Three Months Ended                Nine Months Ended
                                                      --------------------------------------------------------------
                                                      September 30     September 30       September 30  September 30
(Dollars in Millions, Except Per Share Data)                  1998             1997               1998          1997
====================================================================================================================
Income before nonrecurring items .....................     $ 370.3         $  324.8          $ 1,078.5      $  919.7
Nonrecurring items ...................................       (41.2)          (372.4)            (100.3)       (370.1)
                                                      --------------------------------------------------------------
Net income (loss) ....................................     $ 329.1         $  (47.6)         $   978.2      $  549.6
                                                      ==============================================================
PER COMMON SHARE
Earnings (loss) per share ............................     $   .45         $   (.07)         $    1.33      $    .74
Diluted earnings (loss) per share ....................         .44             (.07)              1.31           .73
Earnings (loss) on a cash basis (diluted)* ...........         .49             (.03)              1.45           .84
Dividends paid .......................................        .175             .155               .525          .465
Common shareholders' equity ..........................        8.13             7.61

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Earnings per share ...................................         .50              .44               1.46          1.24
Diluted earnings per share ...........................         .50              .43               1.44          1.23
Earnings on a cash basis (diluted)* ..................         .55              .47               1.58          1.34
                                                      ==============================================================
FINANCIAL RATIOS
Return on average assets .............................        1.81%            (.28)%             1.84%         1.07%
Return on average common equity ......................        21.4             (3.5)              21.4          12.8
Efficiency ratio .....................................        55.1             84.3               53.2          61.7
Net interest margin (taxable-equivalent basis) .......        4.83             5.03               4.91          5.05

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets .............................        2.04             1.88               2.03          1.80
Return on average common equity ......................        24.1             22.3               23.6          21.5
Efficiency ratio .....................................        50.3             47.7               48.8          49.3
                                                      ==============================================================

                                                      September 30      December 31
                                                              1998             1997
                                                      -----------------------------
PERIOD END
Loans ................................................   $  56,850         $ 54,708
Allowance for credit losses ..........................         980            1,009
Assets ...............................................      73,884           71,295
Total shareholders' equity ...........................       5,940            5,890
Tangible common equity to total assets** .............         6.2%             7.0%
Tier 1 capital ratio .................................         6.8              7.4
Total risk-based capital ratio .......................        11.4             11.6
Leverage ratio .......................................         7.0              7.3
===================================================================================

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
Quantitative and Qualitative Disclosures About Market Risk (Item 3) ..................... 14
Financial Statements (Item 1) ........................................................... 17

PART II -- OTHER INFORMATION
Changes in Securities (Item 2) .......................................................... 30
Exhibits and Reports on Form 8-K (Item 6) ............................................... 30
Signature ............................................................................... 30
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges ......................... 31

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY -- U.S. Bancorp (the "Company") reported third quarter 1998 operating earnings (net income excluding nonrecurring items) of $370.3 million, compared with $324.8 million in the third quarter of 1997. On a diluted per share basis, operating earnings were $.50 in the third quarter of 1998, compared with $.43 in the third quarter of 1997, an increase of 16 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were 2.04 percent and 24.1 percent, respectively, in the third quarter of 1998, compared with returns of 1.88 percent and 22.3 percent in the third quarter of 1997. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) was 50.3 percent in the third quarter of 1998, compared with 47.7 percent in the third quarter of 1997.

      Operating earnings for the third quarter of 1998 reflected growth in core noninterest income and a decrease in core noninterest expense from the third quarter of 1997. Comparisons to prior periods are affected by the May 1, 1998, acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"). Without the Piper Jaffray acquisition, noninterest income, before nonrecurring items, increased by $59.7 million (15 percent), reflecting growth in credit card fee revenue and trust and investment management fees. Without the Piper Jaffray acquisition, noninterest expense, before nonrecurring items, declined by $22.0 million (4 percent). Without the impact of investment banking and brokerage activity, the efficiency ratio, before nonrecurring items, for the third quarter of 1998 was
43.3 percent, compared with 47.0 percent in the third quarter of 1997.

      Net income was $329.1 million in the third quarter of 1998, or $.44 per diluted share, compared with a net loss as a result of merger-related charges, of $47.6 million or $.07 per diluted share, in the third quarter of 1997. Nonrecurring merger-related charges decreased net income in the third quarter of 1998 by $41.2 million ($66.4 million on a pre-tax basis). Nonrecurring items decreased net income $372.4 million ($525.8 million on a pre-tax basis) in the third quarter of 1997. These nonrecurring items included pretax gains of $9.4 million on the sale of a credit card portfolio, offset by nonrecurring pretax charges of $535.2 million which consisted of $440.2 million of merger-related expenses and a $95.0 million merger-related provision for credit losses related to the acquisition of U. S. Bancorp ("USBC") of Portland, Oregon. Additional USBC merger-related charges of approximately $15.0 million, after tax, are expected to be incurred in the fourth quarter of 1998. Total merger-related charges for USBC will be approximately $475 million, after tax.

      Operating earnings for the first nine months of 1998 were $1.08 billion, compared with $919.7 million in the first nine months of 1997. On a diluted per share basis, year-to-date 1998 operating earnings were $1.44, compared with $1.23 for the same period of 1997, an increase of 17 percent. Year-to-date return on average assets and return on average common equity, excluding nonrecurring items, were 2.03 percent and 23.6 percent, respectively, compared with returns of 1.80 percent and 21.5 percent in the first nine months of 1997. Excluding nonrecurring items, the efficiency ratio improved to 48.8 percent in the first nine months of 1998 from 49.3 percent in the first nine months of 1997.

     Net income for the first nine months of 1998 was $978.2 million, or $1.31 per diluted share, compared with $549.6 million, or $.73 per diluted share, for the first nine months of 1997. Year-to-date return on average assets and return on average common equity were 1.84 percent and 21.4 percent, respectively, compared with returns of 1.07 percent and 12.8 percent in the same period of 1997. Net nonrecurring items decreased net income by $100.3 million ($159.8 million on a pre-tax basis) in the first nine months of 1998. Year-to-date nonrecurring items included $12.6 million of net securities gains and $172.4 million of merger-related charges. Net nonrecurring items decreased net income by $370.1 million ($522.2 million on a pre-tax basis) in the first nine months of 1997. In addition to the third quarter 1997 nonrecurring items discussed above, nonrecurring items for the first nine months of 1997 included $3.6 million of pretax net securities gains.

      During the quarter the U.S. Government completed its bidding process for agency purchasing card contracts for which the Company had been the exclusive provider. Approximately one-half of the business was retained. The new contracts are effective during the fourth quarter and, on a pro forma basis, would reduce earnings per share by approximately $.05 annually.


2                                                                   U.S. Bancorp

TABLE 1   SUMMARY OF CONSOLIDATED INCOME

                                                                    Three Months Ended            Nine Months Ended
                                                               ----------------------------------------------------------
(Taxable-Equivalent Basis;                                     September 30   September 30    September 30   September 30
Dollars In Millions, Except Per Share Data)                            1998           1997            1998           1997
=========================================================================================================================
Interest income .............................................    $  1,382.3     $  1,346.6      $  4,083.0     $  3,989.3
Interest expense ............................................         603.4          566.8         1,758.2        1,668.0
                                                               ----------------------------------------------------------
  Net interest income .......................................         778.9          779.8         2,324.8        2,321.3
Provision for credit losses .................................          95.0          185.0           278.0          370.3
                                                               ----------------------------------------------------------
  Net interest income after provision for credit losses .....         683.9          594.8         2,046.8        1,951.0
Securities gains ............................................            --             --            12.6            3.6
Other nonrecurring gains ....................................            --            9.4              --            9.4
Other noninterest income ....................................         616.9          400.3         1,623.9        1,181.7
Merger-related charges ......................................          66.4          440.2           172.4          440.2
Other noninterest expense ...................................         702.4          562.9         1,926.6        1,727.9
                                                               ----------------------------------------------------------
  Income before income taxes ................................         532.0            1.4         1,584.3          977.6
Taxable-equivalent adjustment ...............................          12.5           14.5            38.5           44.2
Income taxes ................................................         190.4           34.5           567.6          383.8
                                                               ----------------------------------------------------------
  Net income (loss) .........................................    $    329.1     $    (47.6)     $    978.2     $    549.6
                                                               ==========================================================
Return on average assets ....................................          1.81%          (.28)%          1.84%          1.07%
Return on average common equity .............................          21.4           (3.5)           21.4           12.8
Net interest margin .........................................          4.83           5.03            4.91           5.05
Efficiency ratio ............................................          55.1           84.3            53.2           61.7
Efficiency ratio before nonrecurring items ..................          50.3           47.7            48.8           49.3
Banking efficiency ratio before nonrecurring items* .........          43.3           47.0            44.5           48.7
                                                               ==========================================================
PER COMMON SHARE:
Earnings (loss) per share ...................................    $      .45     $     (.07)     $     1.33     $      .74
Dividends paid ..............................................          .175           .155            .525           .465
=========================================================================================================================

*WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

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

      On August 1, 1997, First Bank System, Inc. completed its acquisition of USBC and subsequently changed its name to U.S. Bancorp. The transaction was accounted for as a pooling-of-interests. During 1997, the Company completed three purchase acquisitions of banks within its operating region: Zappco, Inc. of St. Cloud, Minnesota; Business and Professional Bank of Sacramento, California; and, Sun Capital Bancorp of St. George, Utah. The Company also acquired the bond indenture services and paying agency business of Comerica Incorporated and sold $420 million of corporate charge card receivables during 1997.

      On March 13, 1998, the Company announced an agreement to acquire Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. The acquisition is expected to close in the fourth quarter of 1998.

      During the third quarter of 1998, the Company announced an agreement to acquire Libra Investments, Inc., a privately held Los Angeles and New York based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle-market companies. The acquisition is pending regulatory approval and is expected to close around year end 1998.


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

TABLE 2  LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                 Commercial & Business Banking
                                                 and Private Financial Services                 Retail Banking
                                              ------------------------------------------------------------------------------
For the Three Months Ended September 30                                     Percent                                Percent
(Dollars in Millions)                                1998         1997       Change          1998         1997      Change
============================================================================================================================
CONDENSED INCOME STATEMENT:
Net interest income (expense)
  (taxable-equivalent basis) ................    $  348.3     $  338.5          2.9%     $  364.9     $  378.4        (3.6)%
Provision for credit losses .................        11.1         15.3        (27.5)         39.6         38.9         1.8
Noninterest income ..........................        87.0         86.2           .9         124.7        124.8         (.1)
Noninterest expense .........................       139.2        148.1         (6.0)        261.0        290.1       (10.0)
Income taxes and
  taxable-equivalent adjustment .............       108.6        101.2                       72.1         66.0
                                                 ----------------------                  ----------------------
Income (loss) before nonrecurring items .....    $  176.4     $  160.1         10.2      $  116.9     $  108.2         8.0
                                                 ======================                  ======================
Net nonrecurring items (after-tax) ..........
Net income (loss) ...........................

AVERAGE BALANCE SHEET DATA:
Commercial loans ............................    $ 31,950     $ 29,630          7.8      $  2,071     $  2,104        (1.6)
Consumer loans, excluding
  residential mortgage ......................         326          289         12.8        11,969       11,725         2.1
Residential mortgage loans ..................         338          289         17.0         3,595        4,712       (23.7)
Assets ......................................      39,864       37,597          6.0        22,275       23,932        (6.9)
Deposits ....................................      11,064       10,058         10.0        34,071       35,476        (4.0)
Common equity ...............................       2,911        3,089         (5.8)        1,473        1,739       (15.3)
                                                 ----------------------                  ----------------------
Return on average assets ....................        1.76%        1.69%                      2.08%        1.79%
Return on average common equity ("ROCE") ....        24.0         20.6                       31.5         24.7
Net tangible ROCE** .........................        29.2         24.7                       53.5         44.1
Efficiency ratio ............................        32.0         34.9                       53.3         57.7
Efficiency ratio on a cash basis** ..........        30.8         33.6                       51.4         55.7
============================================================================================================================

                                                 Commercial & Business Banking
                                                 and Private Financial Services                 Retail Banking
                                              ------------------------------------------------------------------------------
For the Nine Months Ended September 30                                      Percent                                Percent
(Dollars in Millions)                                1998         1997       Change          1998         1997      Change
============================================================================================================================

CONDENSED INCOME STATEMENT:
Net interest income
  (taxable-equivalent basis) ................    $1,045.9     $1,020.2          2.5%     $1,083.6     $1,101.3        (1.6)%
Provision for credit losses .................        30.9         46.8        (34.0)        113.9        116.9        (2.6)
Noninterest income ..........................       274.3        252.2          8.8         364.2        384.9        (5.4)
Noninterest expense .........................       422.2        454.4         (7.1)        819.0        906.0        (9.6)
Income taxes and
  taxable-equivalent adjustment .............       330.9        298.4                      196.5        179.1
                                                 ----------------------                  ----------------------
Income before nonrecurring items ............    $  536.2     $  472.8         13.4      $  318.4     $  284.2        12.0
                                                 ======================                  ======================
Net nonrecurring items (after-tax) ..........
Net income ..................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ............................    $ 31,339     $ 29,144          7.5      $  2,113     $  2,007         5.3
Consumer loans, excluding
  residential mortgage ......................         316          290          9.0        11,811       11,676         1.2
Residential mortgage loans ..................         306          281          8.9         3,902        4,864       (19.8)
Assets ......................................      39,755       37,473          6.1        22,291       24,144        (7.7)
Deposits ....................................      11,039       10,011         10.3        34,476       35,782        (3.6)
Common equity ...............................       3,062        3,010          1.7         1,621        1,750        (7.4)
                                                 ----------------------                  ----------------------

Return on average assets ....................        1.80%        1.69%                      1.91%        1.57%
Return on average common equity ("ROCE") ....        23.4         21.0                       26.3         21.7
Net tangible ROCE** .........................        28.3         25.4                       44.4         40.1
Efficiency ratio ............................        32.0         35.7                       56.6         61.0
Efficiency ratio on a cash basis** ..........        30.8         34.4                       54.6         59.0
============================================================================================================================

 *NOT MEANINGFUL.
**CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED
  AMORTIZATION.
  NOTE: PREFERRED DIVIDENDS AND NONRECURRING ITEMS ARE NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF NONRECURRING ITEMS.


4                                                                   U.S. Bancorp

                                       Corporate Trust and                Investment Banking                   Consolidated
      Payment Systems            Institutional Financial Services           and Brokerage                        Company
------------------------------------------------------------------------------------------------------------------------------------
                     Percent                          Percent                           Percent                            Percent
  1998       1997     Change        1998       1997    Change        1998        1997    Change         1998        1997    Change
====================================================================================================================================
$ 49.7     $ 49.0        1.4%     $ 16.3     $ 12.8      27.3%     $  (.3)     $  1.1         *      $ 778.9     $ 779.8       (.1)%
  44.3       35.8       23.7          --         --        --          --          --        --         95.0        90.0       5.6
 156.0      113.9       37.0        77.9       62.3      25.0       171.3        13.1         *        616.9       400.3      54.1
  83.1       69.5       19.6        47.1       40.8      15.4       172.0        14.4         *        702.4       562.9      24.8

  29.8       22.1                   18.0       13.2                   (.4)        (.1)                 228.1       202.4
------------------                ------------------               -------------------               --------------------
$ 48.5     $ 35.5       36.6      $ 29.1     $ 21.1      37.9      $  (.6)     $  (.1)        *        370.3       324.8      14.0
==================                ==================               ===================                 (41.2)     (372.4)        *
                                                                                                     --------------------
                                                                                                     $ 329.1     $ (47.6)        *
                                                                                                     ====================

$1,555     $1,140       36.4      $   --     $   --        --      $   --      $   --        --      $35,576     $32,874       8.2

 4,370      3,801       15.0          --         --        --          --          --        --       16,665      15,815       5.4
    --         --         --          --         --        --          --          --        --        3,933       5,001     (21.4)
 6,983      5,816       20.1         675        577      17.0       2,286         501         *       72,083      68,423       5.3
   149         42          *       1,716      1,459      17.6          --          --        --       47,000      47,035       (.1)
   654        482       35.7         623        378      64.8         439          48         *        6,100       5,736       6.3
------------------                ------------------               -------------------               --------------------
  2.76%      2.42%                     *          *                     *           *                   2.04%       1.88%
  29.4       29.2                   18.5%      22.1%                  (.5)%       (.8)%                 24.1        22.3
  58.0       56.3                   48.9       40.2                  11.6         (.8)                  38.4        32.0
  40.4       42.7                   50.0       54.3                 100.6       101.4                   50.3        47.7
  36.9       39.3                   37.6       43.6                  98.5       101.4                   47.7        45.2
====================================================================================================================================

                                       Corporate Trust and                Investment Banking                   Consolidated
      Payment Systems            Institutional Financial Services           and Brokerage                        Company
------------------------------------------------------------------------------------------------------------------------------------
                     Percent                          Percent                           Percent                            Percent
  1998       1997     Change        1998       1997    Change        1998        1997    Change         1998        1997    Change
====================================================================================================================================

$146.4    $ 157.6       (7.1)%    $ 46.8     $ 38.7      20.9%     $  2.1     $   3.5     (40.0)%   $2,324.8    $2,321.3        .2%
 133.2      111.6       19.4          --         --        --          --          --        --        278.0       275.3       1.0
 447.0      318.3       40.4       222.9      188.4      18.3       315.5        37.9         *      1,623.9     1,181.7      37.4
 237.2      200.4       18.4       137.6      126.6       8.7       310.6        40.5         *      1,926.6     1,727.9      11.5

  85.1       63.4                   50.4       38.9                   2.7          .3                  665.6       580.1
------------------                ------------------               -------------------              ---------------------
$137.9    $ 100.5       37.2      $ 81.7     $ 61.6      32.6      $  4.3     $    .6         *      1,078.5       919.7      17.3
==================                ==================               ===================                (100.3)     (370.1)        *
                                                                                                    ---------------------
                                                                                                    $  978.2    $  549.6      78.0
                                                                                                    =====================

$1,427     $1,296       10.1      $   --     $   --        --      $   --     $    --        --     $ 34,879    $ 32,447       7.5

 4,202      3,661       14.8          --         --        --          --          --        --       16,329      15,627       4.5
    --         --         --          --         --        --          --          --        --        4,208       5,145     (18.2)
 6,933      5,656       22.6         632        563      12.3       1,515         564         *       71,126      68,400       4.0
   103         44          *       1,619      1,456      11.2          --          --        --       47,237      47,293       (.1)
   633        479       32.2         542        370      46.5         250          48         *        6,108       5,657       8.0
------------------                ------------------               -------------------              ---------------------
  2.66%      2.38%                     *          *                     *           *                   2.03%       1.80%
  29.1       28.1                   20.2%      22.3%                  2.3%        1.7%                  23.6        21.5
  61.1       46.9                   43.0       40.9                  26.6         1.7                   35.8        31.0
  40.0       42.1                   51.0       55.7                  97.8        97.8                   48.8        49.3
  35.8       39.4                   39.4       45.3                  95.9        97.8                   46.1        47.0
====================================================================================================================================


U.S. Bancorp                                                                   5
lines change. During 1998 certain organization and methodology changes were made and 1997 results are presented on a consistent basis.

COMMERCIAL & BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES -- Commercial & Business Banking and Private Financial Services includes lending, treasury management, and other financial services to middle-market, large corporate and mortgage banking companies and private banking and personal trust clients. Operating earnings increased 10 percent in the third quarter and 13 percent in the first nine months of 1998 compared with the same periods of the prior year. Third quarter return on average assets increased to 1.76 percent from 1.69 percent in the same quarter a year ago. Net tangible return on average common equity increased to 29.2 percent compared with 24.7 percent in the third quarter of the prior year. Year-to-date profitability ratios showed similar trends.

      Net interest income increased 3 percent in the third quarter and first nine months of 1998, reflecting growth in average loan and deposit balances partially offset by margin compression in the commercial loan and deposit portfolios. Noninterest expense decreased 6 percent and 7 percent in the third quarter and first nine months of 1998, compared with the same periods of the prior year, reflecting expense savings attained from the integration of USBC. The efficiency ratio on a cash basis improved to 30.8 percent in 1998, compared with 33.6 percent in the third quarter of 1997.

RETAIL BANKING -- Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATM's"). Operating earnings increased 8 percent in the third quarter and 12 percent in the first nine months of 1998. Third quarter and year-to-date return on average assets increased to 2.08 percent and 1.91 percent, respectively, from 1.79 percent and 1.57 percent in the same periods of the prior year. Third quarter and year-to-date net tangible return on average common equity was 53.5 percent and 44.4 percent, compared with
44.1 percent and 40.1 percent in the same periods of 1997.

      Net interest income for the third quarter and first nine months of 1998 declined 4 percent and 2 percent from the same periods of the prior year, due primarily to the planned runoff of the residential mortgage loan portfolio and a decline in deposits partially offset by growth in home equity loans. The decrease in noninterest expense for both the third quarter and first nine months of 1998, reflected the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to 51.4 percent in the third quarter and 54.6 percent in the first nine months of 1998, compared with 55.7 percent and 59.0 percent in the same periods of 1997.

PAYMENT SYSTEMS -- Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 37 percent in the third quarter and first nine months of 1998 compared with the same periods of 1997. Third quarter and year-to-date return on average assets was 2.76 percent and 2.66 percent, compared with 2.42 percent and 2.38 percent in the same periods of 1997. Net tangible return on average common equity was 58.0 percent and 61.1 percent in the third quarter and first nine months of 1998, compared with 56.3 percent and 46.9 percent in the third quarter and first nine months of 1997.

      Fee-based noninterest income increased 37 percent in the third quarter and 40 percent in the first nine months of 1998 compared with the same periods of 1997. The increases were due to growth in the sales volume of the Corporate Card, the Purchasing Card, the Northwest Airlines WorldPerks(R) credit card, and an increase in the commercial and consumer card interchange rates as well as the buyout of the third party interest in a merchant processing alliance. Net interest income increased 1 percent in the third quarter of 1998 versus the third quarter of 1997 due to an increase in loan fees related to the growth in the Corporate Card and Purchasing Card business and the effect of purchased retail credit card portfolios. This increase was partially offset by the sale of a portfolio in the third quarter of 1997 and the negative effect of the growth in Corporate Card and Purchasing Card non-earning asset balances. Noninterest expense increased due to increased technology spending and costs related to increased sales volume. The efficiency ratio on a cash basis improved to 36.9 percent in the third quarter and 35.8 percent in the first nine months of 1998 from 39.3 percent and 39.4 percent in the same periods of 1997.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES -- Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and the former Piper Capital Management acquired in May of 1998. Operating earnings increased 38 percent and 33 percent in the third quarter and first nine months of 1998 compared with the same periods of the prior year. Net tangible return on average common equity was
48.9 percent in the third quarter and 43.0 percent in the first nine months of 1998 compared with 40.2 percent in the third quarter and 40.9 percent in the first nine months of the prior year.


6                                                                   U.S. Bancorp

TABLE 3  NET INTEREST INCOME

                                                                   Three Months Ended                 Nine Months Ended
                                                               -------------------------------------------------------------
                                                               September 30   September 30       September 30   September 30
(Dollars In Millions)                                                  1998           1997               1998           1997
============================================================================================================================
Net interest income (taxable-equivalent basis) ...............      $ 778.9        $ 779.8           $2,324.8       $2,321.3
                                                               =============================================================
Average balances of earning assets supported by:
  Interest-bearing liabilities ...............................      $49,975        $47,764           $ 49,383       $ 47,954
  Noninterest-bearing liabilities ............................       14,019         13,777             13,976         13,489
                                                               -------------------------------------------------------------
   Total earning assets ......................................      $63,994        $61,541           $ 63,359       $ 61,443
                                                               =============================================================
Average yields and weighted average rates
(taxable-equivalent basis):
  Earning assets yield .......................................         8.57%          8.68%              8.62%          8.68%
  Rate paid on interest-bearing liabilities ..................         4.79           4.71               4.76           4.65
                                                               -------------------------------------------------------------
Gross interest margin ........................................         3.78%          3.97%              3.86%          4.03%
                                                               =============================================================
Net interest margin ..........................................         4.83%          5.03%              4.91%          5.05%
                                                               =============================================================
Net interest margin without taxable-equivalent increments ....         4.75%          4.93%              4.82%          4.95%
============================================================================================================================

      Noninterest income increased 25 percent and 18 percent from the third quarter and first nine months of 1997 due primarily to increases in mutual fund advisory fees and corporate trust fees. The efficiency ratio on a cash basis improved to 37.6 percent in the third quarter and 39.4 percent in the first nine months of 1998 from 43.6 percent and 45.3 percent in the same periods of 1997, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

INVESTMENT BANKING AND BROKERAGE -- Investment Banking and Brokerage includes the U.S. Bancorp Piper Jaffray broker/dealer and U.S. Bancorp's existing broker/dealer operations. The U.S. Bancorp Piper Jaffray broker/dealer is a full-service brokerage company that was acquired as part of the acquisition of Piper Jaffray Companies Inc. on May 1, 1998. Table 2 reflects the results of the U.S. Bancorp Piper Jaffray broker/dealer since the acquisition date, including the amortization of intangible assets and employee retention programs, and U.S. Bancorp's existing broker/dealer operations for all periods.


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME -- Third quarter net interest income on a taxable-equivalent basis was $778.9 million compared with $779.8 million in the third quarter of 1997. Year-to-date net interest income on taxable-equivalent basis was $2.32 billion, essentially unchanged from the first nine months of 1997. The third quarter and year-to-date average earning assets increased $2.5 billion (4 percent) and $1.9 billion (3 percent) from the same periods of 1997, driven by core commercial and consumer loan growth, partially offset by reductions in investment securities and residential mortgages. Average loans for the third quarter and first nine months of 1998 were up 5 percent and 4 percent from the same periods of the previous year. Excluding residential mortgage loans, average loans for the third quarter and first nine months of 1998 were higher by $3.6 billion (7 percent) and $3.1 billion (7 percent), than the third quarter and first nine months of 1997, reflecting growth in commercial loans, home equity and second mortgages and credit card loans. However, loan growth in the Western states has not been as great as in the Midwest and Rocky Mountain states due to the Company's recent focus on training and conversion, as well as the impact of Asian economic problems on the level of exports from the region. Average securities for the third quarter and first nine months of 1998 decreased, reflecting both maturities and sales of securities. The net interest margin in the third quarter of 1998 of 4.83 percent was below the third quarter 1997 margin of 5.03 percent. The net interest margin for the first nine months of 1998 of 4.91 percent was below the first nine months of 1997 margin of 5.05 percent. The decreases were primarily due to growth in Payment Systems' noninterest-bearing assets, including corporate and purchasing card loan balances, the additional funding required by the Piper Jaffray acquisition and the share repurchase program, and margin compression in the commercial loan portfolio.

PROVISION FOR CREDIT LOSSES -- The provision for credit losses was $95.0 million in the third quarter and $278.0 million in the first nine months of 1998, up $5.0 million (6 percent) and $2.7 million (1 percent) from the same periods of the prior year, before the $95.0 million merger-related provision recorded in the third quarter of 1997 resulting from the USBC acquisition. Third quarter and year-to-date net charge-offs totaled $106.1 million


U.S. Bancorp                                                                   7

TABLE 4  NONINTEREST INCOME

                                                       Three Months Ended             Nine Months Ended
                                                  ----------------------------------------------------------
                                                  September 30   September 30    September 30   September 30
(Dollars In Millions)                                     1998           1997            1998           1997
============================================================================================================
Credit card fee revenue ........................        $156.1         $106.2        $  430.5       $  295.7
Trust and investment management fees ...........         104.8           87.4           307.7          259.2
Service charges on deposit accounts ............         101.7          102.2           299.0          295.0
Investment products fees and commissions .......          76.0           16.5           151.7           49.0
Trading account profits and commissions ........          42.8            6.5            77.9           23.8
Investment banking revenue .....................          38.3             --            67.3             --
Gain on sale of credit card portfolio ..........            --            9.4              --            9.4
Securities gains ...............................            --             --            12.6            3.6
Other ..........................................          97.2           81.5           289.8          259.0
                                                  ----------------------------------------------------------
  Total noninterest income .....................        $616.9         $409.7        $1,636.5       $1,194.7
============================================================================================================

and $316.0 million, up from $102.2 million and $284.1 million in the same periods of 1997, before third quarter 1997 merger-related net charge-offs of $62.3 million. The increases reflect growth in consumer loans and higher fraud losses. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME -- Third quarter 1998 noninterest income was $616.9 million, an increase of $207.2 million (51 percent), from the third quarter of 1997. Noninterest income in the first nine months of 1998 was $1.64 billion, compared with $1.19 billion in the first nine months of 1997. Noninterest income in the first nine months of 1998 included nonrecurring net securities gains of $12.6 million, compared with net securities gains of $3.6 million in the first nine months of the prior year. Third quarter 1997 noninterest income also included a $9.4 million nonrecurring gain on the sale of a credit card portfolio.

      Excluding nonrecurring items, third quarter 1998 noninterest income was $616.9 million, an increase of $216.6 million (54 percent) from the same quarter of 1997. Year-to-date 1998 noninterest income was $1.62 billion, an increase of $442.2 million (37 percent) from year-to-date 1997. Excluding nonrecurring items and the effect of the Piper Jaffray acquisition, noninterest income increases were $59.7 million (15 percent) and $186.1 million (16 percent) for the third quarter and year-to-date, respectively. The increases resulted principally from growth in credit card and trust and investment management fee revenue. Third quarter and year-to-date 1998 credit card fee revenue increased $49.9 million (47 percent) and $134.8 million (46 percent) over the same periods of 1997, primarily as a result of higher volumes for purchasing and corporate cards and the Northwest Airlines WorldPerks credit card. Credit card fees were also enhanced by the renewal of the Northwest Airlines WorldPerks program in the fourth quarter of 1997 and the buyout of the third party interest in a merchant processing alliance in the first quarter of 1998. Without these items, credit card fees would have increased by 34 percent. The Company expects a more moderate growth rate in credit card revenue in 1999 due to the loss of approximately 50 percent of the U.S. Government purchasing card business. Trust and investment management fees, investment products fees and commissions, trading account profits and commissions and investment banking revenue increased, due to core growth and the acquisition of Piper Jaffray.

NONINTEREST EXPENSE -- Noninterest expense in the third quarter and first nine months of 1998 included nonrecurring merger-related charges of $66.4 million and $172.4 million, compared with merger-related charges of $440.2 million in the third quarter and first nine months of 1997.

      Third quarter 1998 noninterest expense, before nonrecurring items, was $702.4 million, an increase of $139.5 million (25 percent), from $562.9 million in the third quarter of 1997. Year-to-date 1998 noninterest expense, before nonrecurring items, increased $198.7 million (11 percent) to $1.93 billion from $1.73 billion in the first nine months of 1997. Without the effect of Piper Jaffray, noninterest expense, before nonrecurring items, decreased by $22.0 million and $63.3 million in the third quarter and first nine months of 1998, compared with the same periods of 1997, primarily reflecting the expense savings from the integration of USBC. The Company has now achieved 100 percent of the originally targeted expense reduction associated with the USBC merger. Total salaries and benefits expense increased in the third quarter and first nine months of 1998 as a result of the Piper Jaffray acquisition. Average full-time equivalent employees were 27,552 in the third quarter of 1998 compared with 25,477 in the third quarter of 1997. Third quarter and year-to-date 1998 goodwill and other intangible expense was higher than the same periods of 1997, as a result of the Piper Jaffray acquisition plus several small bank and portfolio purchases during 1997 and the buyout of a


8                                                                   U.S. Bancorp

TABLE 5  NONINTEREST EXPENSE

                                                                    Three Months Ended             Nine Months Ended
                                                               -----------------------------------------------------------
                                                               September 30   September 30     September 30   September 30
(Dollars In Millions, Except Per Employee Data)                        1998           1997             1998           1997
==========================================================================================================================
Salaries .....................................................      $ 339.6       $  242.2         $  882.5       $  729.7
Employee benefits ............................................         55.7           49.2            168.6          167.5
                                                               -----------------------------------------------------------
  Total personnel expense ....................................        395.3          291.4          1,051.1          897.2
Net occupancy ................................................         49.2           45.3            140.6          136.3
Furniture and equipment ......................................         39.4           40.4            114.4          127.4
Goodwill and other intangible assets .........................         37.1           29.1            106.5           82.3
Telephone ....................................................         19.2           15.5             51.7           44.8
Third party data processing ..................................         18.3            9.0             50.2           28.0
Advertising and marketing ....................................         14.3           13.3             47.8           42.2
Professional services ........................................         18.3           18.9             44.9           47.5
Other personnel costs ........................................         10.4           14.3             40.3           47.1
Postage ......................................................         11.0           11.3             33.5           34.0
Printing, stationery and supplies ............................         13.1            8.6             33.0           28.5
FDIC insurance ...............................................          2.0            2.4              6.1            6.9
Merger-related ...............................................         66.4          440.2            172.4          440.2
Other ........................................................         74.8           63.4            206.5          205.7
                                                               -----------------------------------------------------------
  Total noninterest expense ..................................      $ 768.8       $1,003.1         $2,099.0       $2,168.1
                                                               ===========================================================
Efficiency ratio* ............................................         55.1%         84.3%             53.2%          61.7%
Efficiency ratio before nonrecurring items ...................         50.3           47.7             48.8           49.3
Banking efficiency ratio before nonrecurring items** .........         43.3           47.0             44.5           48.7
Average number of full-time equivalent employees .............       27,552         25,477           26,408         26,171
Annualized personnel expense per employee ....................      $57,390       $ 45,751         $ 53,070       $ 45,710
==========================================================================================================================

 *COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF SECURITIES GAINS AND LOSSES.
**WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

merchant processing alliance. Without the impact of investment banking and brokerage activity, the banking efficiency ratio, before nonrecurring items, was
43.3 percent and 44.5 percent for the third quarter and first nine months of 1998, compared with 47.0 percent and 48.7 percent for the same periods a year ago.

      The Company has undertaken efforts to address the "Year 2000" computer problem, which arose because many computer applications worldwide will not properly recognize the date change from December 31, 1999 to January 1, 2000, potentially causing production of erroneous data, miscalculations, system failures and other operational problems. In the early 1990's, the Company implemented significant technology changes and replaced many of its principal data processing applications with licensed software packages. The Company also undertook an organization-wide initiative to address the Year 2000 issue, including the formation in 1996 of a dedicated project team of employees to evaluate the Year 2000 impact on the Company's critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, check sorting machines, vaults and security systems), and on its customers. In addition to evaluating the scope of the Year 2000 issue, the project team has prioritized tasks, developed implementation plans and established completion and testing schedules. As a result, the Company is replacing, modifying or reprogramming certain systems, is requiring that new purchased hardware and software be Year 2000 compliant, and is testing systems in an isolated environment dedicated to Year 2000 testing. Apart from the Company's project, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.

      The Company expects that evaluation, replacement, renovation and testing of its critical internal computer hardware and software and embedded technologies will be substantially completed by December 31, 1998, allowing time for necessary refinements and additional testing before December 31, 1999. In addition, the remediation and testing of non-critical systems is in progress and is expected to be substantially completed during 1999. The Company estimates that the cost of its Year 2000 project will aggregate less than $50 million over the three-year period ending December 31, 1999. The Company has not deferred any material information technology projects as a consequence of its Year 2000 efforts.


U.S. Bancorp                                                                   9

      Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparties, clearing houses, utilities (e.g., power, telecommunications, transportation), governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to heighten their awareness of the Year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Company. For example, the Company is conducting a Year 2000 survey of its corporate and middle-market borrowing customers and of other significant funds takers, funds providers and capital market/asset management counterparties, and has implemented in its lending units uniform criteria for identifying, managing and underwriting Year 2000 credit risk. The Company also is contacting important vendors to receive commitment dates for their Year 2000 readiness and delivery of compliant software and other products. In addition, the Company is monitoring the Year 2000 preparations of entities such as the Federal Reserve, which provides services for processing and settling payments and securities transactions between banks. A prioritized schedule for external testing with certain customers, vendors and service providers (including the Federal Reserve) is being established and such testing will be ongoing during 1999.

      Based on the Company's Year 2000 efforts, management presently believes that the Year 2000 issue will not result in significant operational problems for the Company. In addition, the Company's Year 2000 project has contingency plans designed to mitigate the potential effects of system failures in the event of reasonably likely worst case scenarios. These contingency plans include back-up solutions for mission-critical operations and business continuation plans for significant vendors and other business partners. For example, the Company has arranged for reserve power supplies for certain vital locations, and will have available back-up account data and alternative manual processes for certain business line functions. Notwithstanding the Company's efforts and such contingency plans, however, given the unprecedented nature of the Year 2000 computer problem, there can be no assurance that Year 2000 issues will not arise, or that any such issues will be fully mitigated. Further, the Year 2000 efforts of third parties are not within the Company's control and their failure to remediate Year 2000 issues successfully could result in, among other things, business disruption, operational problems, financial loss, increased credit risk and legal liability for the Company. At the present time, it is not possible to determine whether any such third-party failures are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

      The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and cost of the Company's Year 2000 project, contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability and cost of hardware and software and key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes and embedded technologies, and its ability to respond to unforeseen Year 2000 complications. Such material differences could result in business disruption, operational problems, financial loss, legal liability and similar adverse effects on the Company, which effects could be material.

PROVISION FOR INCOME TAXES -- The provision for income taxes was $190.4 million in the third quarter and $567.6 million in the first nine months of 1998, compared with $34.5 million and $383.8 million in the same periods of 1997. The increases were primarily the result of higher levels of taxable income, as discussed above.


BALANCE SHEET ANALYSIS

LOANS -- The Company's loan portfolio was $56.9 billion at September 30, 1998, compared with $54.7 billion at December 31, 1997. The portfolio of commercial loans totaled $36.3 billion at September 30, 1998, up $2.5 billion from December 31, 1997. The increase was primarily attributable to growth in core commercial loans. Total consumer loan outstandings were $20.6 billion at September 30, 1998, compared with $20.9 billion at December 31, 1997. Excluding residential mortgage loan balances, consumer loans were $16.7 billion at September 30, 1998, compared with $16.3 billion at December 31, 1997, reflecting growth in core consumer loans. See Note E to the Consolidated Financial Statements for the composition of the Company's loan portfolio at September 30, 1998 and December 31, 1997.

SECURITIES -- At September 30, 1998, available-for-sale securities were $5.5 billion compared with $6.9 billion at December 31, 1997, reflecting both maturities and sales of securities.

DEPOSITS -- Noninterest-bearing deposits were $15.3 billion at September 30, 1998, compared with $14.5


10                                                                  U.S. Bancorp

TABLE 6  NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                        Three Months Ended              Nine Months Ended
                                   -----------------------------------------------------------
                                   September 30   September 30     September 30   September 30
                                           1998           1997             1998           1997
==============================================================================================
COMMERCIAL:
  Commercial ...................            .39%          1.44%             .32%           .77%
  Real estate:
   Commercial mortgage .........           (.44)           .02             (.21)          (.20)
   Construction ................            .18            .24              .18            .20
                                   -----------------------------------------------------------
   Total commercial ............            .19           1.01              .18            .49

CONSUMER:
  Residential mortgage .........            .22            .13              .20            .09
  Credit card ..................           4.26           4.23             4.43           4.20
  Other ........................           1.37           1.28             1.41           1.24
                                   -----------------------------------------------------------
   Total consumer ..............           1.72           1.54             1.75           1.47
                                   -----------------------------------------------------------
   Total .......................            .75%          1.22%             .76%           .87%
==============================================================================================

billion at December 31, 1997. Interest-bearing deposits totaled $33.2 billion at September 30, 1998, compared with $34.5 billion at December 31, 1997. The decrease reflects customers transferring funds from certificates of deposit into alternative investment vehicles.

BORROWINGS -- Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, remained relatively flat at $3.2 billion at September 30, 1998, compared with $3.3 billion at December 31, 1997.

      Long-term debt was $12.9 billion at September 30, 1998, up from $10.2 billion at December 31, 1997. The Company issued $2.8 billion of debt, with an average original maturity of 2.5 years, under its medium-term and bank note programs during the first nine months of 1998, and $1.2 billion in Federal Home Loan Bank Advances, with an average original maturity of 4.0 years. The Company also issued $300 million of 6.50 percent fixed rate subordinated notes due February 1, 2008 and $300 million of 6.30 percent fixed rate subordinated notes due July 15, 2008 during the first nine months of 1998. These issuances were partially offset by $1.6 billion of medium-term and bank note maturities and maturities of $352 million of Federal Home Loan Bank Advances.

      During the first nine months of 1998, the Company issued $350 million of Company-obligated mandatorily redeemable preferred securities (the "preferred securities"). The preferred securities qualify as tier 1 capital for computing regulatory capital ratios.


CORPORATE RISK MANAGEMENT

CREDIT MANAGEMENT -- The Company's strategy for credit risk management includes stringent, centralized credit policies and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle-market companies within their regions. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly.

      In evaluating its credit risk, the Company considers loan portfolio composition, the level of allowance coverage, and macroeconomic factors. Most economic indicators in the Company's operating regions compare favorably with national trends. However, the Company has experienced lower commercial loan growth in its Western states due, in part, to that region's higher dependency on Asian exports. Approximately 40 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon and Washington. The Company has minimal exposure to emerging markets and no exposure to hedge funds.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES -- Net loan charge-offs totaled $106.1 million and $316.0 million in the third quarter and first nine months of 1998, compared with $164.5 million and $346.4 million in the same periods of 1997. Included in third quarter and year-to-date 1997 net charge-offs was $62.3 million of merger-related charge-offs, taken to align the classification and charge-off practices of the former USBC with those of


U.S. Bancorp                                                                  11

TABLE 7  SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                           Three Months Ended           Nine Months Ended
                                                      ---------------------------------------------------------
                                                      September 30   September 30   September 30   September 30
(Dollars in Millions)                                         1998           1997           1998           1997
===============================================================================================================
Balance at beginning of period ......................       $ 981.8      $  999.4       $1,008.7       $  992.5

CHARGE-OFFS:
  Commercial:
   Commercial .......................................         40.6           93.8          100.5          156.7
   Real estate:
     Commercial mortgage ............................          2.3            3.8            6.8            8.6
     Construction ...................................          1.4            1.5            4.3            4.2
                                                      ---------------------------------------------------------
     Total commercial ...............................         44.3           99.1          111.6          169.5
  Consumer:
   Residential mortgage .............................          2.5            1.9            7.4            4.4
   Credit card ......................................         48.7           44.2          147.8          128.7
   Other ............................................         57.3           47.4          166.2          137.3
                                                      ---------------------------------------------------------
     Total consumer .................................        108.5           93.5          321.4          270.4
                                                      ---------------------------------------------------------
     Total ..........................................        152.8          192.6          433.0          439.9

RECOVERIES:
  Commercial:
   Commercial .......................................         16.1           11.8           43.4           29.7
   Real estate:
     Commercial mortgage ............................         11.3            3.4           19.8           20.8
     Construction ...................................           .2             .1             .9             .8
                                                      ---------------------------------------------------------
     Total commercial ...............................         27.6           15.3           64.1           51.3
  Consumer:
   Residential mortgage .............................           .3             .2            1.1             .9
   Credit card ......................................          4.9            4.1           15.2           15.2
   Other ............................................         13.9            8.5           36.6           26.1
                                                      ---------------------------------------------------------
     Total consumer .................................         19.1           12.8           52.9           42.2
                                                      ---------------------------------------------------------
     Total ..........................................         46.7           28.1          117.0           93.5

NET CHARGE-OFFS:
  Commercial:
   Commercial .......................................         24.5           82.0           57.1          127.0
   Real estate:
     Commercial mortgage ............................         (9.0)            .4          (13.0)         (12.2)
     Construction ...................................          1.2            1.4            3.4            3.4
                                                      ---------------------------------------------------------
     Total commercial ...............................         16.7           83.8           47.5          118.2
  Consumer:
   Residential mortgage .............................          2.2            1.7            6.3            3.5
   Credit card ......................................         43.8           40.1          132.6          113.5
   Other ............................................         43.4           38.9          129.6          111.2
                                                      ---------------------------------------------------------
     Total consumer .................................         89.4           80.7          268.5          228.2
                                                      ---------------------------------------------------------
     Total ..........................................        106.1          164.5          316.0          346.4
Provision charged to operating expense ..............         95.0          185.0          278.0          370.3
Additions related to acquisitions and other .........          9.4             --            9.4            3.5
                                                      ---------------------------------------------------------
Balance at end of period ............................       $980.1       $1,019.9       $  980.1       $1,019.9
                                                      =========================================================
Allowance as a percentage of:
  Period-end loans ..................................         1.72%          1.88%
  Nonperforming loans ...............................          364            343
  Nonperforming assets ..............................          336            302
===============================================================================================================


12                                                                  U.S. Bancorp

TABLE 8  DELINQUENT LOAN RATIOS*

                                                          September 30   December 31
90 days or more past due                                          1998          1997
====================================================================================
COMMERCIAL:
  Commercial ...........................................           .61%          .78%
  Real estate:
   Commercial mortgage .................................           .49           .57
   Construction ........................................           .70           .67
                                                          --------------------------
   Total commercial ....................................           .59           .72

CONSUMER:
  Residential mortgage .................................          1.45          1.43
  Credit card ..........................................           .61           .69
  Other ................................................           .53           .42
                                                          --------------------------
   Total consumer ......................................           .72           .70
                                                          --------------------------
   Total ...............................................           .64%          .71%
====================================================================================

*RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING
 LOAN BALANCES.

the Company. Commercial loan net charge-offs were $16.7 million and $47.5 million in the third quarter and first nine months of 1998, compared with $83.8 million and $118.2 million, including $55.3 million of merger-related charge-offs recorded in the third quarter of 1997, in the same periods of the prior year. Consumer loan net charge-offs for the quarter and year-to-date were $89.4 million and $268.5 million, compared with $80.7 million and $228.2 million, including $7.0 million of merger-related charge-offs recorded in the third quarter of 1997, for the same periods of 1997. The increases in consumer loan net charge-offs reflect growth in the consumer loan portfolio and higher fraud losses. Consumer loans 30 days or more past due declined to 2.30 percent of the portfolio at September 30, 1998, compared with 2.76 percent at December 31, 1997.

NONPERFORMING ASSETS -- Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At September 30, 1998, nonperforming assets totaled $292.0 million, down $47.5 million (14 percent) from December 31, 1997. The ratio of nonperforming assets to loans and other real estate was .51 percent at September 30, 1998, compared with .62 percent at December 31, 1997. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .72 percent at September 30, 1998, compared with .70 percent at December 31, 1997.

TABLE 9  NONPERFORMING ASSETS*

                                                                       September 30   December 31
(Dollars In Millions)                                                          1998          1997
=================================================================================================
COMMERCIAL:
  Commercial .......................................................        $ 149.4       $ 179.1
  Real estate:
   Commercial mortgage .............................................           38.3          45.4
   Construction ....................................................           19.4          14.9
                                                                       --------------------------
   Total commercial ................................................          207.1         239.4

CONSUMER:
  Residential mortgage .............................................           48.5          52.1
  Other ............................................................           13.5           5.6
                                                                       --------------------------
   Total consumer ..................................................           62.0          57.7
                                                                       --------------------------
   Total nonperforming loans .......................................          269.1         297.1
OTHER REAL ESTATE ..................................................           15.5          30.1
OTHER NONPERFORMING ASSETS .........................................            7.4          12.3
                                                                       --------------------------
   Total nonperforming assets ......................................        $ 292.0       $ 339.5
                                                                       ==========================
Accruing loans 90 days or more past due** ..........................        $  93.9       $  93.8
Nonperforming loans to total loans .................................            .47%          .54%
Nonperforming assets to total loans plus other real estate .........            .51           .62
=================================================================================================

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

TABLE 10  INTEREST RATE SWAP HEDGES: NOTIONAL BALANCES AND YIELDS BY MATURITY
          DATE

At September 30, 1998 (Dollars in Millions)
=======================================================================================
                                                               Weighted        Weighted
                                                                Average         Average
Receive Fixed Swaps*                           Notional   Interest Rate   Interest Rate
Maturity Date                                    Amount        Received            Paid
---------------------------------------------------------------------------------------
1998 (remaining three months) ...............   $   560            5.99%           5.57%
1999 ........................................     2,242            6.09            5.59
2000 ........................................       815            6.23            5.60
2001 ........................................       357            6.52            5.58
2002 ........................................       520            6.22            5.59
After 2002 ..................................     2,225            6.57            5.60
                                               --------
Total .......................................   $ 6,719            6.29%           5.59%
=======================================================================================

*AT SEPTEMBER 30, 1998, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT
 REQUIRED IT TO PAY FIXED-RATE INTEREST.

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

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 12 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities and forecasted loan and deposit growth. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of one percent, two percent and three percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit pricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to two percent of forecasted net interest income given a one percent change in interest rates. At September 30, 1998, the estimated effects of an immediate 100 basis point parallel change in rates were a decrease in forecasted net interest income for twelve months of .17 percent (up 100 basis points) and an increase of .08 percent (down 100 basis points).

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of one, two and three percent rate shocks on the present value of all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to a limit, approved by the Company's Board of Directors, of one percent of assets for an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits.

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


14                                                                  U.S. Bancorp

TABLE 11  CAPITAL RATIOS

                                                             September 30   December 31
(Dollars in Millions)                                                1998          1997
=======================================================================================
Tangible common equity* ..................................       $  4,502      $  4,897
  As a percent of assets .................................            6.2%          7.0%

Tier 1 capital ...........................................       $  4,943      $  5,028
  As a percent of risk-adjusted assets ...................            6.8%          7.4%

Total risk-based capital .................................       $  8,281      $  7,859
  As a percent of risk-adjusted assets ...................           11.4%         11.6%

Leverage ratio ...........................................            7.0           7.3
=======================================================================================

*DEFINED AS COMMON EQUITY LESS GOODWILL.

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

      In the third quarter and first nine months of 1998, the Company added $300 million and $2.1 billion, respectively, of interest rate swaps to reduce its interest rate risk. Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of September 30, 1998, the Company received payments on $6.7 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed rate received of 6.29 percent and a weighted average variable rate paid of 5.59 percent. The remaining maturity of these agreements ranges from one month to 9.8 years with an average remaining maturity of 3.3 years. Swaps increased net interest income for the quarters ended September 30, 1998 and 1997 by $8.9 million and $6.2 million, and for the nine months ended September 30, 1998 and 1997 by $25.0 million and $18.0 million.

      To hedge against falling interest rates, the Company uses interest rate floors. Floor counterparties pay the Company when specified rates fall below a specified point or strike level. The payment is based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of September 30, 1998, was $700 million. LIBOR-based floors totaled $500 million and Constant Maturity Treasury floors totaled $200 million. The impact of floors on net interest income was not material for the nine months ended September 30, 1998 and 1997.

CAPITAL MANAGEMENT -- At September 30, 1998, total tangible common equity was $4.5 billion, or 6.2 percent of assets, compared with 7.0 percent at December 31, 1997. Tier 1 and total risk-based capital ratios were 6.8 percent and 11.4 percent at September 30, 1998, compared with 7.4 percent and 11.6 percent at December 31, 1997. The September 30, 1998 leverage ratio was 7.0 percent compared with 7.3 percent at December 31, 1997.

      On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Through September 30, 1998, the Company repurchased
18.0 million shares for $723 million.

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


U.S. Bancorp                                                                  15
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


16                                                                  U.S. Bancorp

                           CONSOLIDATED BALANCE SHEET

                                                                                        September 30   December 31
(Dollars in Millions)                                                                           1998          1997
==================================================================================================================
                                                                                         (Unaudited)
ASSETS
Cash and due from banks ..............................................................       $ 3,634       $ 4,739
Federal funds sold ...................................................................         1,169            62
Securities purchased under agreements to resell ......................................           507           630
Trading account securities ...........................................................           488           195
Available-for-sale securities ........................................................         5,498         6,885
Loans ................................................................................        56,850        54,708
  Less allowance for credit losses ...................................................           980         1,009
                                                                                        --------------------------
  Net loans ..........................................................................        55,870        53,699
Premises and equipment ...............................................................           886           860
Interest receivable ..................................................................           424           405
Customers' liability on acceptances ..................................................           194           535
Goodwill and other intangible assets .................................................         1,913         1,482
Other assets .........................................................................         3,301         1,803
                                                                                        --------------------------
   Total assets ......................................................................       $73,884       $71,295
                                                                                        ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing ................................................................       $15,266       $14,544
  Interest-bearing ...................................................................        33,230        34,483
                                                                                        --------------------------
   Total deposits ....................................................................        48,496        49,027
Federal funds purchased ..............................................................           616           800
Securities sold under agreements to repurchase .......................................         1,488         1,518
Other short-term funds borrowed ......................................................         1,065           974
Long-term debt .......................................................................        12,938        10,247
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ............           950           600
Acceptances outstanding ..............................................................           194           535
Other liabilities ....................................................................         2,197         1,704
                                                                                        --------------------------
   Total liabilities .................................................................        67,944        65,405
Shareholders' equity:
  Common stock, par value $1.25 a share - authorized 1,500,000,000 shares;
   issued: 9/30/98 - 744,789,464 shares; 12/31/97 - 739,933,014 shares ...............           931           925
  Capital surplus ....................................................................         1,269         1,261
  Retained earnings ..................................................................         4,234         3,645
  Accumulated other comprehensive income .............................................            75            59
  Less cost of common stock in treasury: 9/30/98 - 14,075,862 shares .................          (569)           --
                                                                                        --------------------------
   Total shareholders' equity ........................................................         5,940         5,890
                                                                                        --------------------------
   Total liabilities and shareholders' equity ........................................       $73,884       $71,295
==================================================================================================================


U.S. Bancorp                                                                  17

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                 Three Months Ended           Nine Months Ended
                                                                             -------------------------------------------------------
(Dollars in Millions, Except Per Share Data)                                 September 30  September 30   September 30  September 30
(Unaudited)                                                                          1998          1997           1998          1997
====================================================================================================================================
INTEREST INCOME
Loans ........................................................................   $1,246.8      $1,211.1       $3,676.6      $3,561.9
Securities:
  Taxable ....................................................................       71.4          89.0          235.4         281.0
  Exempt from federal income taxes ...........................................       15.6          16.8           47.3          51.5
Other interest income ........................................................       36.0          15.2           85.2          50.7
                                                                               -----------------------------------------------------
   Total interest income .....................................................    1,369.8       1,332.1        4,044.5       3,945.1

INTEREST EXPENSE
Deposits .....................................................................      351.3         362.3        1,058.6       1,077.7
Federal funds purchased and repurchase agreements ............................       41.9          41.9          117.3         140.6
Other short-term funds borrowed ..............................................       18.1          28.2           45.2          98.2
Long-term debt ...............................................................      171.8         122.1          486.0         314.6
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent
  company ....................................................................       20.3          12.3           51.1          36.9
                                                                               -----------------------------------------------------
   Total interest expense ....................................................      603.4         566.8        1,758.2       1,668.0
                                                                               -----------------------------------------------------
Net interest income ..........................................................      766.4         765.3        2,286.3       2,277.1
Provision for credit losses ..................................................       95.0         185.0          278.0         370.3
                                                                               -----------------------------------------------------
Net interest income after provision for credit losses ........................      671.4         580.3        2,008.3       1,906.8

NONINTEREST INCOME
Credit card fee revenue ......................................................      156.1         106.2          430.5         295.7
Trust and investment management fees .........................................      104.8          87.4          307.7         259.2
Service charges on deposit accounts ..........................................      101.7         102.2          299.0         295.0
Investment products fees and commissions .....................................       76.0          16.5          151.7          49.0
Trading account profits and commissions ......................................       42.8           6.5           77.9          23.8
Investment banking revenue ...................................................       38.3            --           67.3            --
Gain on credit card portfolio sale ...........................................         --           9.4             --           9.4
Securities gains .............................................................         --            --           12.6           3.6
Other ........................................................................       97.2          81.5          289.8         259.0
                                                                               -----------------------------------------------------
   Total noninterest income ..................................................      616.9         409.7        1,636.5       1,194.7

NONINTEREST EXPENSE
Salaries .....................................................................      339.6         242.2          882.5         729.7
Employee benefits ............................................................       55.7          49.2          168.6         167.5
Net occupancy ................................................................       49.2          45.3          140.6         136.3
Furniture and equipment ......................................................       39.4          40.4          114.4         127.4
Goodwill and other intangible assets .........................................       37.1          29.1          106.5          82.3
Professional services ........................................................       18.3          18.9           44.9          47.5
Merger-related ...............................................................       66.4         440.2          172.4         440.2
Other ........................................................................      163.1         137.8          469.1         437.2
                                                                               -----------------------------------------------------
   Total noninterest expense .................................................      768.8       1,003.1        2,099.0       2,168.1
                                                                               -----------------------------------------------------
Income (loss) before income taxes ............................................      519.5         (13.1)       1,545.8         933.4
Applicable income taxes ......................................................      190.4          34.5          567.6         383.8
                                                                               -----------------------------------------------------
Net income (loss) ............................................................   $  329.1      $  (47.6)      $  978.2      $  549.6
                                                                               =====================================================
Net income (loss) applicable to common equity ................................   $  329.1      $  (50.7)      $  978.2      $  540.4
                                                                               =====================================================
Earnings (loss) per share ....................................................   $    .45      $   (.07)      $   1.33      $    .74
Diluted earnings (loss) per share ............................................   $    .44      $   (.07)      $   1.31      $    .73
====================================================================================================================================


18                                                                  U.S. Bancorp

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                                                         Other
(Dollars in Millions)                 Common Shares  Preferred    Common     Capital   Retained  Comprehensive   Treasury
(Unaudited)                            Outstanding*      Stock     Stock     Surplus   Earnings         Income    Stock**     Total
===================================================================================================================================
BALANCE DECEMBER 31, 1996 ...........   738,017,970     $150.0   $ 948.3    $1,296.9   $3,809.4         $  4.7   $(445.9)  $5,763.4
Dividends declared:
  Preferred .........................                                                      (9.2)                               (9.2)
  Common ............................                                                    (331.4)                             (331.4)
Purchase and retirement of
  treasury stock ....................   (14,546,718)              (40.8)      (266.7)    (514.5)                   395.8     (426.2)
Issuance of common stock:
  Acquisitions ......................       907,056                  1.2        13.6                                           14.8
  Dividend reinvestment .............       497,838                   .6         8.5                                 5.6       14.7
  Stock option and stock
   purchase plans ...................    10,213,221                  9.6       102.3      (32.2)                    44.5      124.2
                                      ---------------------------------------------------------------------------------------------
                                        735,089,367      150.0     918.9     1,154.6    2,922.1            4.7        --    5,150.3
Comprehensive income
Net income ..........................                                                     549.6                               549.6
Other comprehensive income:
  Unrealized gains on securities of
  $41.2 (net of $24.6 tax expense)...                                                                     41.2                 41.2
                                                                                                                           --------
   Total comprehensive income .......                                                                                         590.8
                                      ---------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1997 ..........   735,089,367     $150.0   $ 918.9    $1,154.6   $3,471.7         $ 45.9   $    --   $5,741.1
===================================================================================================================================

BALANCE DECEMBER 31, 1997 ...........   739,933,014     $   --   $ 924.9    $1,261.1   $3,644.8         $ 59.3   $    --   $5,890.1
Common dividends declared ...........                                                    (389.5)                             (389.5)
Purchase of treasury stock ..........   (17,991,970)                                                              (724.7)    (724.7)
Issuance of common stock:
  Dividend reinvestment .............       350,751                   .3         9.9                                 3.8       14.0
  Stock option and stock
   purchase plans ...................     8,421,807                  5.8        (1.6)                              151.7      155.9
                                      ---------------------------------------------------------------------------------------------
                                        730,713,602         --     931.0     1,269.4    3,255.3           59.3    (569.2)   4,945.8
Comprehensive income
Net income ..........................                                                     978.2                               978.2
Other comprehensive income:
  Unrealized gains on securities
  of $27.1 (net of $16.2 tax
  expense) net of reclassification
  adjustment for gains included in
  net income of $11.1 (net of
   $6.4 tax expense).................                                                                     16.0                 16.0
                                                                                                                           --------
   Total comprehensive income .......                                                                                         994.2
                                      ---------------------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 1998 ..........   730,713,602     $   --   $ 931.0    $1,269.4   $4,233.5         $ 75.3   $(569.2)  $5,940.0
===================================================================================================================================

 *DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY. **TREASURY SHARES WERE 14,075,862 AT SEPTEMBER 30, 1998 AND 20,632,491 AT
  DECEMBER 31, 1996.
  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


U.S. Bancorp                                                                  19

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                         ---------------------------
(Dollars in Millions)                                                                    September 30   September 30
(Unaudited)                                                                                      1998           1997
====================================================================================================================
OPERATING ACTIVITIES
  Net cash provided by operating activities ...........................................     $ 1,094.4      $ 1,075.0
                                                                                         ---------------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
  Interest-bearing deposits with banks ................................................         (10.0)           3.1
  Loans outstanding ...................................................................      (2,057.9)      (1,845.6)
  Securities purchased under agreements to resell .....................................         177.9          331.5
Available-for-sale securities:
  Sales ...............................................................................         169.3          982.5
  Maturities ..........................................................................       1,288.4        1,130.9
  Purchases ...........................................................................         (66.3)      (1,629.9)
Maturities of held-to-maturity securities .............................................            --           37.4
Proceeds from sales of other real estate ..............................................          37.3           52.2
Net purchases of bank premises and equipment ..........................................         (85.6)         (43.5)
Sales of loans ........................................................................           4.9           56.0
Purchases of loans ....................................................................        (513.3)        (361.2)
Securitization of corporate charge card balances ......................................            --          418.1
Cash and cash equivalents of acquired subsidiaries ....................................            --            4.5
Acquisitions, net of cash received ....................................................        (685.2)         (23.6)
Other-net .............................................................................         (18.2)         (82.3)
                                                                                         ---------------------------
  Net cash used by investing activities ...............................................      (1,758.7)        (969.9)
                                                                                         ---------------------------
FINANCING ACTIVITIES
Net cash used by:
  Deposits ............................................................................        (531.2)      (1,226.9)
  Federal funds purchased and securities sold under agreements to repurchase ..........        (253.1)        (908.6)
  Short-term borrowings ...............................................................        (527.2)      (1,186.6)
Long-term debt transactions:
  Proceeds ............................................................................       4,583.0        4,524.7
  Principal payments ..................................................................      (2,010.2)      (1,189.5)
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely the junior subordinated debentures of the parent company ......         350.0             --
Proceeds from issuance of common stock ................................................         169.9          138.9
Repurchase of common stock ............................................................        (724.7)        (426.2)
Cash dividends ........................................................................        (389.5)        (340.6)
                                                                                         ---------------------------
  Net cash provided (used) by financing activities ....................................         667.0         (614.8)
                                                                                         ---------------------------
  Change in cash and cash equivalents .................................................           2.7         (509.7)
Cash and cash equivalents at beginning of period ......................................       4,801.0        4,908.1
                                                                                         ---------------------------
 Cash and cash equivalents at end of period ...........................................     $ 4,803.7      $ 4,398.4
====================================================================================================================


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


U.S. Bancorp                                                                  21
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

NORTHWEST BANCSHARES, INC. -- On March 13, 1998, the Company announced an agreement to acquire Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. The acquisition is expected to close in the fourth quarter of 1998.

LIBRA INVESTMENTS, INC. -- During the third quarter of 1998, the Company announced an agreement to acquire of Libra Investments, Inc., a privately held Los Angeles and New York based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. The acquisition is pending regulatory approval and is expected to close around year end 1998.

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


22                                                                  U.S. Bancorp

NOTE D    SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                      September 30, 1998      December 31, 1997
                                     -------------------------------------------
                                     Amortized      Fair     Amortized      Fair
(Dollars in Millions)                     Cost     Value          Cost     Value
================================================================================

U.S. Treasury ......................    $  487    $  503        $  628    $  628
Mortgage-backed ....................     3,266     3,329         4,326     4,366
Other U.S. agencies ................       275       285           360       370
State and political ................     1,254     1,294         1,300     1,331
Other ..............................        95        87           175       190
                                     -------------------------------------------
 Total .............................    $5,377    $5,498        $6,789    $6,885
================================================================================


NOTE E    LOANS

The composition of the loan portfolio was as follows:

                                                      September 30   December 31
(Dollars in Millions)                                         1998          1997
================================================================================

COMMERCIAL:
  Commercial .......................................       $25,407       $23,399
  Real estate:
   Commercial mortgage .............................         8,078         8,025
   Construction ....................................         2,786         2,359
                                                      --------------------------
     Total commercial ..............................        36,271        33,783
                                                      --------------------------

CONSUMER:
  Residential mortgage .............................         3,823         4,480
  Residential mortgage held for sale................            31           193
  Home equity and second mortgage ..................         5,616         5,373
  Credit card ......................................         4,095         4,200
  Automobile .......................................         3,312         3,227
  Revolving credit .................................         1,709         1,567
  Installment ......................................         1,242         1,199
  Student * ........................................           751           686
                                                      --------------------------
     Total consumer ................................        20,579        20,925
                                                      --------------------------
     Total loans ...................................       $56,850       $54,708
================================================================================

*ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT
 PERIOD BEGINS.

      At September 30, 1998, the Company had $207 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended September 30, 1998, the average recorded investment in impaired loans was approximately $208 million. No interest income was recognized on impaired loans during the quarter.


U.S. Bancorp                                                                  23

NOTE F    LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:


                                                                                  September 30   December 31
(Dollars in Millions)                                                                     1998          1997
============================================================================================================
Fixed-rate subordinated notes (6.00% to 8.35%) -- maturities to June 2026 .......      $ 2,450       $ 1,850
Step-up subordinated notes -- due August 15, 2005 ...............................          100           100
Floating-rate notes -- due November 15, 1999 ....................................          200           200
Floating-rate notes -- due February 27, 2000 ....................................          250           250
Floating-rate subordinated notes -- due November 30, 2010 .......................          107           107
Federal Home Loan Bank advances (5.05% to 9.11%) -- maturities to October 2026 ..        2,238         1,392
Medium-term notes (5.45% to 6.93%) -- maturities to July 2002 ...................        1,462           652
Bank notes (5.36% to 6.38%) -- maturities to September 2003 .....................        5,929         5,602
Other ...........................................................................          202            94
                                                                                  --------------------------
   Total ........................................................................      $12,938       $10,247
============================================================================================================


NOTE G    EARNINGS PER SHARE

The components of earnings per share were:

                                                                               Three Months Ended           Nine Months Ended
                                                                          ---------------------------------------------------------
                                                                          September 30   September 30   September 30   September 30
(Dollars in Millions, Except Per Share Data)                                      1998           1997           1998           1997
===================================================================================================================================
EARNINGS PER SHARE:
Net income .............................................................  $      329.1   $      (47.6)  $      978.2   $      549.6
Preferred dividends ....................................................            --           (3.1)            --           (9.2)
                                                                          ---------------------------------------------------------
Net income to common stockholders ......................................  $      329.1   $      (50.7)  $      978.2   $      540.4
                                                                          =========================================================
Average shares outstanding .............................................   734,577,075    731,471,028    737,623,506    733,142,037
                                                                          =========================================================
Earnings per share .....................................................  $        .45   $       (.07)  $       1.33   $        .74
                                                                          =========================================================
DILUTED EARNINGS PER SHARE:
Net income .............................................................  $      329.1   $      (47.6)  $      978.2   $      549.6
Preferred dividends ....................................................            --           (3.1)            --           (9.2)
                                                                          ---------------------------------------------------------
Net income to common stockholders ......................................  $      329.1   $      (50.7)  $      978.2   $      540.4
                                                                          =========================================================
Average shares outstanding .............................................   734,577,075    731,471,028    737,623,506    733,142,037
Net effect of the assumed purchase of stock under the stock option and stock purchase plans -- based on the treasury stock method using
 average market price ..................................................    10,163,113             --     11,289,979      8,787,081
                                                                          ---------------------------------------------------------
Dilutive common shares outstanding .....................................   744,740,188    731,471,028    748,913,485    741,929,118
                                                                          =========================================================
Diluted earnings per share .............................................  $        .44   $       (.07)  $       1.31   $        .73
===================================================================================================================================


NOTE H    SHAREHOLDERS' EQUITY

On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Through September 30, 1998, the Company repurchased 18.0 million shares for $723.4 million.

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


24                                                                  U.S. Bancorp

      Total comprehensive income was $346.2 million for the three months ended September 30, 1998, compared with a total comprehensive loss of $6.8 million for the three months ended September 30, 1997. Total comprehensive income was $994.2 million for the nine months ended September 30, 1998, compared with $590.8 million for the nine months ended September 30, 1997.


NOTE I    INCOME TAXES

The components of income tax expense were:

                                                                             Three Months Ended              Nine Months Ended
                                                                         ----------------------------------------------------------
                                                                         September 30   September 30    September 30   September 30
(Dollars in Millions)                                                            1998           1997            1998           1997
===================================================================================================================================
FEDERAL:
Current tax ............................................................     $  165.1        $  16.8        $  463.1       $  293.8
Deferred tax (credit) provision ........................................          (.3)          10.6            26.3           31.8
                                                                         ----------------------------------------------------------
  Federal income tax ...................................................        164.8           27.4           489.4          325.6

STATE:
Current tax ............................................................         24.1           10.1            74.6           58.6
Deferred tax provision (credit) ........................................          1.5           (3.0)            3.6            (.4)
                                                                         ----------------------------------------------------------
  State income tax .....................................................         25.6            7.1            78.2           58.2
                                                                         ----------------------------------------------------------
  Total income tax provision ...........................................     $  190.4        $  34.5        $  567.6       $  383.8
===================================================================================================================================

     The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                             Three Months Ended              Nine Months Ended
                                                                         ----------------------------------------------------------
                                                                         September 30   September 30    September 30   September 30
(Dollars in Millions)                                                            1998           1997            1998           1997
===================================================================================================================================
Tax at statutory rate (35%) ............................................     $  181.8        $  (4.6)       $  541.0       $  326.7
State income tax, at statutory rates, net of federal tax benefit .......         16.6            7.5            50.8           37.8
Tax effect of:
  Tax-exempt interest:
   Loans ...............................................................         (2.4)          (9.8)           (8.6)         (11.7)
   Securities ..........................................................         (5.8)          (3.6)          (17.2)         (18.2)
  Amortization of nondeductible goodwill ...............................          8.9            5.2            23.6           19.3
  Nondeductible merger and integration charges .........................           --           39.1              --           39.1
  Tax credits and other items ..........................................         (8.7)            .7           (22.0)          (9.2)
                                                                         ----------------------------------------------------------
Applicable income taxes ................................................     $  190.4        $  34.5        $  567.6       $  383.8
===================================================================================================================================

     The Company's net deferred tax asset was $195.7 million at September 30, 1998, and $108.2 million at December 31, 1997.


NOTE J    MERGER AND INTEGRATION CHARGES

During 1998, the Company recorded merger and integration charges of $172.4 million primarily related to conversion expenses associated with the acquisitions of USBC and Piper Jaffray. Conversion expenses are recorded as incurred and are associated with the conversion of customer accounts and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                                              Nine Months Ended
(Dollars in Millions)                                        September 30, 1998
===============================================================================
Balance at December 31, 1997 ..............................             $ 204.6
Provision charged to operating expense ....................               172.4
Cash outlays ..............................................              (248.2)
Noncash writedowns ........................................                (3.9)
                                                             ------------------
Balance at September 30, 1998 .............................             $ 124.9
===============================================================================

Additional merger-related expenses of approximately $15.0 million, after tax, are expected to be incurred through the end of 1998 related to the USBC acquisition. A similar amount is expected to be incurred with respect to Piper Jaffray over the next 12 months.


U.S. Bancorp                                                                  25

NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                              September 30   December 31
(Dollars in Millions)                                                                 1998          1997
========================================================================================================
Commitments to extend credit:
  Commercial ................................................................      $24,518       $24,170
  Corporate and purchasing cards ............................................       27,184        23,502
  Consumer credit cards .....................................................       15,758        14,236
  Other consumer ............................................................        6,896         4,661
Letters of credit:
  Standby ...................................................................        3,123         2,773
  Commercial ................................................................          425           406
Interest rate swap contracts:
  Hedges ....................................................................        6,719         5,315
  Intermediated .............................................................          767           855
Options contracts:
  Hedge interest rate floors purchased ......................................          700           750
  Intermediated interest rate and foreign exchange caps and floors purchased           259           258
  Intermediated interest rate and foreign exchange caps and floors written ..          259           258
Futures and forward contracts ...............................................            1           175
Mortgages sold with recourse ................................................           55            74
Foreign currency commitments:
  Commitments to purchase ...................................................          805           716
  Commitments to sell .......................................................          793           735
Commitments from securities lending .........................................          299            --
========================================================================================================

     The Company received fixed rate interest and paid floating rate interest on all swap hedges as of September 30, 1998. Activity for the nine months ended September 30, 1998, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:

(Dollars in Millions)
========================================================================================================
Notional amount outstanding at December 31, 1997 .............................................   $ 5,315
Additions ....................................................................................     2,060
Maturities ...................................................................................      (653)
Terminations .................................................................................        (3)
                                                                                                 -------
 Notional amount outstanding at September 30, 1998 ...........................................   $ 6,719
========================================================================================================
Weighted average interest rates paid .........................................................      5.59%
Weighted average interest rates received .....................................................      6.29
========================================================================================================

      LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 2.96 years at September 30, 1998, and $550 million with an average remaining maturity of 5 months at December 31, 1997, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors was 4.63 percent at September 30, 1998, and ranged from 3.25 percent to 4.00 percent at December 31, 1997. Constant Maturity Treasury ("CMT") interest rate floors totaling $200 million with an average remaining maturity of 3 months at September 30, 1998, and 12 months at December 31, 1997, hedged the prepayment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors was 5.60 percent at September 30, 1998 and December 31, 1997.

      Net unamortized deferred gains relating to swaps, options and futures were immaterial at September 30, 1998.


26                                                                  U.S. Bancorp

NOTE L    SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET -- Time certificates of deposit in denominations of $100,000 or more totaled $2,984 million and $3,284 million at September 30, 1998, and December 31, 1997, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS -- Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                                                  Nine Months Ended
                                                                                             --------------------------
                                                                                             September 30  September 30
(Dollars in Millions)                                                                                1998          1997
=======================================================================================================================
Income taxes paid ........................................................................      $   372.8      $  441.6
Interest paid ............................................................................        1,730.5       1,625.2
Net noncash transfers to foreclosed property .............................................           18.4          36.7
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $9.8
  in 1998 and $24.6 in 1997                                                                          16.0          41.2
Cash acquisitions of businesses:                                                             ==========================
  Fair value of noncash assets acquired ..................................................      $ 1,802.8      $  194.6
  Liabilities assumed ....................................................................       (1,117.6)       (171.0)
                                                                                             --------------------------
   Net ...................................................................................      $   685.2      $   23.6
                                                                                             ==========================
Stock acquisitions of businesses:
  Fair value of noncash assets acquired ..................................................      $      --      $   77.2
  Net cash acquired ......................................................................             --           4.5
  Liabilities assumed ....................................................................             --         (66.9)
                                                                                             --------------------------
   Net value of common stock issued ......................................................      $      --      $   14.8
=======================================================================================================================


U.S. Bancorp                                                                  27

      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                       For the Three Months Ended September 30
                                                                         1998                            1997
                                                             -----------------------------------------------------------  --------
                                                                                  Yields                          Yields  % Change
(Dollars In Millions)                                                                and                             and   Average
(Unaudited)                                                  Balance   Interest    Rates     Balance    Interest   Rates   Balance
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
 U.S. Treasury ............................................. $   532   $    7.8     5.82%    $   664    $    9.7    5.80%    (19.9)%
 Mortgage-backed ...........................................   3,432       57.8     6.68       4,166        71.1    6.77     (17.6)
 State and political .......................................   1,258       24.4     7.70       1,077        21.1    7.77      16.8
 U.S. agencies and other ...................................     381        5.3     5.52         512         7.5    5.81     (25.6)
                                                             ------------------              -------------------
  Total available-for-sale securities ......................   5,603       95.3     6.75       6,419       109.4    6.76     (12.7)
Unrealized gain on available-for-sale securities ...........      94                              44                            **
                                                             -------                         -------
   Net available-for-sale securities .......................   5,697                           6,463                         (11.9)
Held-to-maturity securities ................................      --         --      --          254         5.0    7.81        **
Trading account securities .................................     350        6.1     6.91         153         2.3    5.96        **
Federal funds sold and resale agreements ...................     622        9.0     5.74         515         6.8    5.24      20.8
Loans:
 Commercial:
  Commercial ...............................................  24,806      495.5     7.92      22,574       465.0    8.17       9.9
  Real estate:
   Commercial mortgage .....................................   8,066      178.0     8.76       8,006       183.0    9.07        .7
   Construction ............................................   2,704       61.1     8.96       2,294        55.6    9.62      17.9
                                                             ------------------              -------------------
   Total commercial ........................................  35,576      734.6     8.19      32,874       703.6    8.49       8.2
 Consumer:
  Residential mortgage .....................................   3,884       76.1     7.77       4,835        96.8    7.94     (19.7)
  Residential mortgage held for sale .......................      49        1.1     8.91         166         3.2    7.65     (70.5)
  Home equity and second mortgage ..........................   5,713      139.4     9.68       5,204       127.6    9.73       9.8
  Credit card ..............................................   4,076      130.7    12.72       3,764       117.9   12.43       8.3
  Other ....................................................   6,876      168.5     9.72       6,847       167.8    9.72        .4
                                                             ------------------              -------------------
   Total consumer ..........................................  20,598      515.8     9.93      20,816       513.3    9.78      (1.0)
                                                             ------------------              -------------------
   Total loans .............................................  56,174    1,250.4     8.83      53,690     1,216.9    8.99       4.6
 Allowance for credit losses ...............................     998                             991                            .7
                                                             -------                         -------
  Net loans ................................................  55,176                          52,699                           4.7
Other earning assets .......................................   1,245       21.5     6.85         510         6.2    4.82        **
                                                             ------------------              -------------------
   Total earning assets* ...................................  63,994    1,382.3     8.57      61,541     1,346.6    8.68       4.0
Cash and due from banks ....................................   3,554                           3,483                           2.0
Other assets ...............................................   5,439                           4,346                          25.1
                                                             -------                         -------
   Total assets ............................................ $72,083                         $68,423                           5.3%
                                                             =======                         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ............................... $13,514                         $12,620                           7.1%
Interest-bearing deposits:
 Interest checking .........................................   5,603       27.0     1.91       5,410        22.8    1.67       3.6
 Money market accounts .....................................  11,374      114.6     4.00      10,453       102.0    3.87       8.8
 Other savings accounts ....................................   2,424       13.1     2.14       2,736        14.9    2.16     (11.4)
 Savings certificates ......................................  11,060      152.7     5.48      12,265       169.4    5.48      (9.8)
 Certificates over $100,000.................................   3,025       43.9     5.76       3,551        53.2    5.94     (14.8)
                                                             ------------------              -------------------
  Total interest-bearing deposits ..........................  33,486      351.3     4.16      34,415       362.3    4.18      (2.7)
Short-term borrowings ......................................   3,881       60.0     6.13       4,741        70.1    5.87     (18.1)
Long-term debt .............................................  11,658      171.8     5.85       8,008       122.1    6.05      45.6
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company .............     950       20.3     8.48         600        12.3    8.18      58.3
                                                             ------------------              -------------------
   Total interest-bearing liabilities ......................  49,975      603.4     4.79      47,764       566.8    4.71       4.6
Other liabilities ..........................................   2,494                           2,153                          15.8
Preferred equity ...........................................      --                             150                            **
Common equity ..............................................   6,041                           5,709                           5.8
Accumulated other comprehensive income .....................      59                              27                            **
                                                             -------                         -------
   Total liabilities and shareholders' equity .............. $72,083                         $68,423                           5.3%
                                                             =======                         =======                         ======
Net interest income ........................................           $  778.9                         $  779.8
                                                                       ========                         ========
Gross interest margin ......................................                        3.78%                           3.97%
                                                                                   ======                          ======
Gross interest margin without taxable-equivalent
 increments ................................................                        3.70%                           3.88%
                                                                                   ======                          ======
Net interest margin ........................................                        4.83%                           5.03%
                                                                                   ======                          ======
Net interest margin without taxable-equivalent
 increments ................................................                        4.75%                           4.93%
=========================================================================================================================

  INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
  INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED
  GAIN ON AVAILABLE-FOR-SALE SECURITIES.
**NOT MEANINGFUL.

28                                                                  U.S. Bancorp

      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                         For the Nine Months Ended September 30
                                                                         1998                             1997
                                                             -----------------------------------------------------------  --------
                                                                                  Yields                          Yields  % Change
(Dollars In Millions)                                                                and                             and   Average
(Unaudited)                                                  Balance   Interest    Rates     Balance    Interest   Rates   Balance
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Securities:
 U.S. Treasury ............................................. $   591   $   25.8     5.84%    $   776    $   33.9    5.84%    (23.8)%
 Mortgage-backed ...........................................   3,765      191.2     6.79       4,207       216.8    6.89     (10.5)
 State and political .......................................   1,268       74.0     7.80         747        43.8    7.84      69.7
 U.S. agencies and other ...................................     415       17.0     5.48         624        28.5    6.11     (33.5)
                                                             ------------------              -------------------
  Total available-for-sale securities ......................   6,039      308.0     6.82       6,354       323.0    6.80      (5.0)
Unrealized gain (loss) on available-for-sale securities ....      92                             (23)                           **
                                                             -------                         -------
   Net available-for-sale securities .......................   6,131                           6,331                          (3.2)
Held-to-maturity securities ................................      --         --      --          600        35.5    7.91        **
Trading account securities .................................     239       11.3     6.32         167         7.2    5.76      43.1
Federal funds sold and resale agreements ...................     686       28.6     5.57         587        24.3    5.53      16.9
Loans:
 Commercial:
  Commercial ...............................................  24,192    1,454.8     8.04      22,194     1,358.0    8.18       9.0
  Real estate:
   Commercial mortgage .....................................   8,127      535.5     8.81       8,031       542.8    9.04       1.2
   Construction ............................................   2,560      177.5     9.27       2,222       159.9    9.62      15.2
                                                             ------------------              -------------------
   Total commercial ........................................  34,879    2,167.8     8.31      32,447     2,060.7    8.49       7.5
 Consumer:
  Residential mortgage .....................................   4,081      242.3     7.94       4,985       298.2    8.00     (18.1)
  Residential mortgage held for sale .......................     127        6.8     7.16         160         9.1    7.60     (20.6)
  Home equity and second mortgage ..........................   5,599      403.8     9.64       5,041       363.5    9.64      11.1
  Credit card ..............................................   4,000      379.3    12.68       3,613       339.5   12.56      10.7
  Other ....................................................   6,730      488.7     9.71       6,973       508.9    9.76      (3.5)
                                                             ------------------              -------------------
   Total consumer ..........................................  20,537    1,520.9     9.90      20,772     1,519.2    9.78      (1.1)
                                                             ------------------              -------------------
   Total loans .............................................  55,416    3,688.7     8.90      53,219     3,579.9    8.99       4.1
 Allowance for credit losses ...............................   1,002                             991                           1.1
                                                             -------                         -------
  Net loans ................................................  54,414                          52,228                           4.2
Other earning assets .......................................     979       46.4     6.34         516        19.4    5.03      89.7
                                                             ------------------              -------------------
   Total earning assets* ...................................  63,359    4,083.0     8.62      61,443     3,989.3    8.68       3.1
Cash and due from banks ....................................   3,715                           3,588                           3.5
Other assets ...............................................   4,962                           4,383                          13.2
                                                             -------                         -------
   Total assets ............................................ $71,126                         $68,400                           4.0%
                                                             =======                         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ............................... $13,285                         $12,470                           6.5%
Interest-bearing deposits:
 Interest checking .........................................   5,733       78.0     1.82       5,534        68.7    1.66       3.6
 Money market accounts .....................................  10,990      325.5     3.96      10,432       298.6    3.83       5.3
 Other savings accounts ....................................   2,519       40.1     2.13       2,849        46.9    2.20     (11.6)
 Savings certificates ......................................  11,521      474.0     5.50      12,310       500.2    5.43      (6.4)
 Certificates over $100,000.................................   3,189      141.0     5.91       3,698       163.3    5.90     (13.8)
                                                             ------------------              -------------------
  Total interest-bearing deposits ..........................  33,952    1,058.6     4.17      34,823     1,077.7    4.14      (2.5)
Short-term borrowings ......................................   3,654      162.5     5.95       5,681       238.8    5.62     (35.7)
Long-term debt .............................................  10,942      486.0     5.94       6,850       314.6    6.14      59.7
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company .............     835       51.1     8.18         600        36.9    8.18      39.2
                                                             ------------------              -------------------
   Total interest-bearing liabilities ......................  49,383    1,758.2     4.76      47,954     1,668.0    4.65       3.0
Other liabilities ..........................................   2,350                           2,169                           8.3
Preferred equity ...........................................      --                             150                            **
Common equity ..............................................   6,050                           5,671                           6.7
Accumulated other comprehensive income (loss) ..............      58                             (14)                           **
                                                             -------                         -------
   Total liabilities and shareholders' equity .............. $71,126                         $68,400                           4.0%
                                                             =======                         =======                         ======
Net interest income ........................................           $2,324.8                         $2,321.3
                                                                       =========                        ========
Gross interest margin ......................................                        3.86%                           4.03%
                                                                                   ======                          ======
Gross interest margin without taxable-equivalent
 increments ................................................                        3.77%                           3.93%
                                                                                   ======                          ======
Net interest margin ........................................                        4.91%                           5.05%
                                                                                   =====                           ======
Net interest margin without taxable-equivalent
 increments ................................................                        4.82%                           4.95%
=========================================================================================================================

  INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
  INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 *BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED
  GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
**NOT MEANINGFUL.

U.S. Bancorp                                                                 29

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities

     On July 15, 1998, the Company amended its Bylaws as described in Item 5 of the Company's report on Form 10-Q for the quarter ended June 30, 1998 and as set forth in Exhibit 3.1 thereto, which description and exhibit are incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
      12   Computation of Ratio of Earnings to Fixed Charges.
      27   Article 9 Financial Data Schedule.*

* COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.

(b)   Reports on Form 8-K
      During the three months ended September 30, 1998, the Company filed the following Current Reports on Form 8-K.

      Form 8-K filed July 16, 1998, related to the announcement of the Company's second quarter 1998 earnings.


                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               U.S. BANCORP



                                   /s/ TERRANCE R. DOLAN
                               By: ------------------------------------------
                                   Terrance R. Dolan
                                   Senior Vice President and Controller
DATE: November 13, 1998            (Chief Accounting Officer and Duly Authorized
                                   Officer)


30                                                                  U.S. Bancorp

[LOGO] US BANCORP(R)

                                                                 ---------------
     P.O. Box 522                                                First Class
     Minneapolis, Minnesota                                      U.S. Postage
     55480                                                       PAID
                                                                 Permit No. 2440
     http://www.usbank.com                                       Minneapolis, MN
                                                                 ---------------


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

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor and Corporate Relations
Telephone: (612) 973-2261
E-mail address: john.danielson@usbank.com

Judith T. Murphy
Vice President, Investor Relations
Telephone: (612) 973-2264
E-mail address: judith.murphy@usbank.com

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

Investor and Corporate Relations
U.S. Bancorp
601 Second Avenue South, MPFP2711
Minneapolis, Minnesota 55402-4302
Telephone: (612) 973-2263

WEB SITE. For information about U.S. Bancorp, including news and financial results, product information, and service locations, access our home page on the World Wide Web. The address is http://www.usbank.com.