Form 10-K405
period 1998-12-31
US BANCORP \DE\
filed 1999-02-26
CIK 36104

                                    1998

                       --------------------------------
                       1998 ANNUAL REPORT AND FORM 10-K
                       --------------------------------




                                       [LOGO] U.S. Bancorp-Registered Trademark-

------------
U.S. BANCORP
------------

CONTENTS
--------

2    LETTER TO SHAREHOLDERS

6    CUSTOMER STRATEGIES

      6   Solutions for Businesses

     11   Solutions for the
          Affluent Market

     13   Solutions for Consumers

16   MANAGEMENT'S DISCUSSION
     & ANALYSIS

39   CONSOLIDATED FINANCIAL STATEMENTS

67   FIVE-YEAR CONSOLIDATED FINANCIAL STATEMENTS

69   QUARTERLY CONSOLIDATED FINANCIAL DATA

72   SUPPLEMENTAL
     FINANCIAL DATA

74   FORM 10-K

78   EXECUTIVE OFFICERS

79   DIRECTORS

80   CORPORATE DATA


ABOUT THE COMPANY
-----------------

U.S. Bancorp-Registered Trademark- is a multistate bank holding company with headquarters in Minneapolis, Minnesota. Through our bank and other subsidiaries, we offer a comprehensive range of financial solutions to meet the needs of businesses, institutions, government entities, and individuals.

     The nation's 14th largest bank holding company, U.S. Bancorp assets totaled $76.4 billion at December 31, 1998. Our market capitalization of nearly $26 billion at year-end 1998 placed us eighth among U.S. bank holding companies.

     U.S. Bancorp also ranks among the top-performing U.S. bank holding companies in terms of profitability and efficiency. We reported 1998 return on average assets of 2.03 percent, return on average common equity of 24.1 percent, and an efficiency ratio of 49.1 percent, before nonrecurring items. Without the impact of investment banking and brokerage operations, our efficiency ratio was
44.2 percent.

     U.S. Bancorp serves millions of banking customers principally in 17 states from the Midwest to the Rocky Mountains to the Pacific Northwest. For larger businesses and affluent clients with more complex needs, we provide relationship-driven, customized solutions. For retail customers, including small businesses and individuals, we focus on providing anytime, anywhere access to high-quality products and services. Through our bank and other subsidiaries, we also offer specialized expertise and leadership covering a broad financial spectrum including electronic payment systems, corporate trust services, asset management, investment banking, and securities brokerage.

     U.S. Bancorp is committed to satisfying customers and creating shareholder value. Our five business lines--Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems, Corporate Trust and Institutional Financial Services, and Investment Banking and Brokerage--focus on fulfilling these commitments to customers and shareholders.

     U.S. Bancorp is listed on the New York Stock Exchange under the ticker symbol USB. Our Internet home page is located at www.usbank.com.

                                -----------------
                                FINANCIAL SUMMARY
                                -----------------

                                                                                               Percent Change
(Dollars in Millions, Except Per Share Data)                     1998              1997           1997-1998
-------------------------------------------------------------------------------------------------------------
Income before nonrecurring items ............................ $ 1,455.8         $ 1,255.2            16.0%
Nonrecurring items ..........................................    (128.4)           (416.7)          (69.2)
                                                              ---------------------------
Net income .................................................. $ 1,327.4         $   838.5            58.3
                                                              ---------------------------
PER COMMON SHARE
Earnings per share .......................................... $    1.81         $    1.13            60.2
Diluted earnings per share ..................................      1.78              1.11            60.4
Earnings on a cash basis (diluted)* .........................      1.98              1.27            55.9
Dividends paid ..............................................       .70               .62            12.9
Common shareholders' equity .................................      8.23              7.96             3.4

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Earnings per share ..........................................      1.98              1.71            15.8
Diluted earnings per share ..................................      1.96              1.68            16.7
Earnings on a cash basis (diluted)* .........................      2.15              1.83            17.5
                                                              ---------------------------

FINANCIAL RATIOS
Return on average assets ....................................      1.85%             1.22%
Return on average common equity .............................      21.9              14.6
Efficiency ratio ............................................      53.1              59.6
Net interest margin (taxable-equivalent basis) ..............      4.87              5.04

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets ....................................      2.03              1.83
Return on average common equity .............................      24.1              22.0
Efficiency ratio ............................................      49.1              48.9
Banking efficiency ratio** ..................................      44.2              47.9
                                                              ---------------------------

AT YEAR END
Loans ....................................................... $  59,122         $  54,708             8.1%
Allowance for credit losses .................................     1,001             1,009             (.8)
Assets ......................................................    76,438            71,295             7.2
Total shareholders' equity ..................................     5,970             5,890             1.4
Tangible common equity to total assets*** ...................       6.0%              7.0%
Tier 1 capital ratio ........................................       6.4               7.4
Total risk-based capital ratio ..............................      10.9              11.6
Leverage ratio ..............................................       6.8               7.3
-------------------------------------------------------------------------------------------------------------

  * CALCULATED BY ADDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS TO NET INCOME.

 **  WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

*** DEFINED AS COMMON EQUITY LESS GOODWILL AS A PERCENTAGE OF TOTAL ASSETS LESS GOODWILL.

FORWARD-LOOKING STATEMENTS
THIS ANNUAL REPORT AND FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE INHERENT RISKS AND UNCERTAINTIES. U.S. BANCORP CAUTIONS READERS THAT A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE ECONOMIC CONDITIONS AND COMPETITION IN THE GEOGRAPHIC AND BUSINESS AREAS IN WHICH THE COMPANY OPERATES, INFLATION, FLUCTUATIONS IN INTEREST RATES, LEGISLATION AND GOVERNMENTAL REGULATION, AND YEAR 2000 ISSUES.


RETURN ON AVERAGE COMMON EQUITY*
PERCENT
94        15.3

95        18.3

96        19.8

97        22.0

98        24.1


RETURN ON AVERAGE ASSETS*
PERCENT

94        1.23

95        1.51

96        1.69

97        1.83

98        2.03


DILUTED EARNINGS PER SHARE*
DOLLARS

94        .98

95        1.23

96        1.47

97        1.68

98        1.96


EFFICIENCY RATIO*
PERCENT

94        62.1

95        56.3

96        52.2

97        48.9

98        49.1


SHAREHOLDERS' EQUITY TO ASSETS RATIO
PERCENT

94        7.9

95        8.1

96        8.3

97        8.3

98        7.8


*Before nonrecurring items.

U.S. Bancorp                                                                  1

                               -------------------
                               TO OUR SHAREHOLDERS
                               -------------------

IN 1998 WE LAID THE FOUNDATION FOR AN EVEN STRONGER U.S. BANCORP, A UNIFIED FINANCIAL SERVICES PROVIDER WITH MORE AND BETTER TOOLS TO BUILD DEEPER CUSTOMER RELATIONSHIPS AND CREATE SHAREHOLDER VALUE.

Successfully completing the integration of our banking operations ranks as our greatest achievement of the year. As you know, in August 1997 First Bank System, Inc. (FBS) acquired U.S. Bancorp of Portland, Oregon and adopted the U.S. Bancorp name. After many months of planning, preparation and conversion, we built a united organization serving our entire 17-state banking region with one strong brand identity, a broad array of high-quality products and services, and centralized systems and operations.

     In addition to combining the best of our banking organizations, we expanded our capabilities with the May 1998 acquisition of Piper Jaffray Companies Inc., a full-service investment banking and securities company. We immediately began the task of leveraging this new partnership to provide our business, private banking, and retail customers a broader range of financial solutions. We further enhanced our investment banking capabilities in January 1999 with the acquisition of Libra Investments, Inc., a specialist in underwriting and trading high yield and mezzanine securities for middle market companies.


                                    [PHOTO]

                               JOHN F. GRUNDHOFER
                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER


     Our customers and employees have experienced tremendous change during the bank integration and have begun to reap the rewards of our larger, smarter organization. We have maintained outstanding financial performance during this transition and are well-positioned to make the most of our new opportunities, and others yet to come.

FINANCIAL RESULTS
-----------------

U.S. Bancorp's focus on providing solutions for customers and creating value for shareholders remains steadfast. Shareholder value drives our management priorities and directs virtually every decision we make. This strategy --comprised of strong market presence, core business growth and productivity, and technology to support our core business initiatives--has served us well, even through volatile economic times such as those we experienced during the past year.

     Before nonrecurring items, diluted earnings per common share increased to $1.96, up 16.7 percent from 1997. U.S. Bancorp continues to rank among the leaders in our peer group in terms of profitability. Excluding nonrecurring items, our return on

2                                                                  U.S. Bancorp
average assets of 2.03 percent in 1998 placed us first in our peer group of 18 regional bank holding companies. Our return on average common equity of
24.1 percent for the year, before nonrecurring items, also placed us first among our peers.

     Cost containment and productivity continue to be U.S. Bancorp hallmarks. Our efficiency ratio (noninterest expenses divided by total revenue), before nonrecurring items, was 49.1 percent in 1998, placing us second in our peer group. Without the impact of investment banking and brokerage activity, the efficiency ratio, before nonrecurring items, was 44.2 percent in 1998, improved from 47.9 percent in 1997. In the third quarter we reached our originally targeted expense reduction associated with the U.S. Bancorp acquisition.

     From a long-term view, our stock's relative performance remained strong. One hundred dollars invested in U.S. Bancorp (formerly FBS) common stock on December 31, 1989, would have been worth $858 at year-end 1998. That compares with $520 for the KBW 50 Bank Index and $439 for the Standard & Poor's 500 Stock Index. (Keefe Bruyette & Woods, Inc. publishes the KBW 50 Bank Index, a market-capitalization-weighted total return index of the 50 largest U.S. banks.)

     As we begin the new year, revenue growth is our top priority. In 1998 loan growth in 11 central states was exceptional, while six western states lagged behind the rest of our banking region. This slower loan growth was related to our time-consuming focus on systems conversion and training, as well as the impact of Asian economic problems on our more export-dependent markets. We are confident that, as employees become more familiar with the operating model that has proven successful in our Midwest and Rocky Mountain regions--a sales-driven culture supported by high-quality products, services, and technology--we will generate more consistent loan growth throughout all our markets.

     Economic uncertainty lurks behind the scenes, but we are confident that our fundamental business remains sound. Our conservative risk management practices have served us well during this turbulent time in financial markets. Our credit quality and reserve coverage remain strong. We have no direct exposure to emerging markets and no exposure to hedge funds. Furthermore, we have strong market presence in diverse, growing geographic markets.

     We are completing the implementation of our strategic plan for "Year 2000 readiness," that is, preparing our computer systems to correctly receive, process, handle, and calculate dates on and beyond January 1, 2000. We have substantially finished Year 2000 upgrades to our critical computer hardware and software. This year we will conduct further testing and modifications, as necessary. Our Year 2000 readiness reaches across our entire organization, including phone systems, automated teller machines, and vendor relationships.

U.S. BANK INTEGRATION
---------------------

The launch of our new brand identity in all markets and integration of the six western states of the former U.S. Bancorp have been successful by many measures.

     Consider the March 1998 rollout of the U.S. Bank-Registered Trademark-brand identity in our 11 former First Bank and Colorado National Bank states. By May 1998, after sign unveilings and an advertising blitz, 99 percent of customers in key markets were aware that the bank's name had changed. Awareness was 75 percent among noncustomers.

     Introducing a new name and logo was just one of many tasks involved in this large, complex integration. Less noticeable but perhaps more critical, we successfully completed more than two dozen major systems conversions. In the process, we maintained the integrity of millions of pieces of customer data. We also made a common set of high-quality financial solutions available to customers throughout our markets.

     Despite the changes we have put customers through,

-------------------------------------------------------------------------------
"U.S. BANCORP'S FOCUS ON PROVIDING SOLUTIONS FOR CUSTOMERS AND CREATING VALUE FOR SHAREHOLDERS REMAINS STEADFAST."
-------------------------------------------------------------------------------
[LOGO] U.S. Bancorp-Registered Trademark-
U.S. Bancorp                                                                  3
we have enjoyed virtually zero customer attrition and continued to grow loans and deposits. We thank our customers for their loyalty. One reason commercial and high net worth customers, in particular, have stayed with us is that we have retained nearly all employees who manage customer relationships. Our employees deserve credit for helping guide customers through this transition.

     The post-conversion U.S. Bank is strong. Our managers and employees have high standards, and they are focused on achieving high performance. Our workforce is endowed with great talent and experience, as well as an improved product set and sales tools.

     We are over our integration hurdles and have a strong focus on new business development. By contrast, our major bank competitors are just beginning their integration efforts. We are prepared to take full advantage of this environment.

CAPITAL ALLOCATION
------------------

U.S. Bancorp continues to pursue the all-important task of allocating capital to create and preserve shareholder value. We allocate capital by:

     - MAKING STRATEGIC ACQUISITIONS--As I mentioned, we are bridging the gap between banking and investments with the additions of U.S. Bancorp Piper Jaffray-Registered Trademark- and U.S. Bancorp-Registered Trademark-Libra-SM- (a division of U.S. Bancorp Investments, Inc.). Both will enable us to maintain our strong position with middle market businesses. Last year we also made several smaller acquisitions that broadened our capabilities, expanded our geographic reach, and strengthened existing businesses.

     - INVESTING IN CORE BUSINESSES--U.S. Bancorp invests in businesses that hold potential for strong, sustainable profitability. We manage our company along five business lines: Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems, Corporate Trust and Institutional Financial Services, and Investment Banking and Brokerage. Our business lines were busy with integration activities in 1998, while laying the groundwork to improve sales and service, revenue, and profitability in 1999. For details on how our business units are providing solutions to customers, please turn to page 6.

     - REPURCHASING STOCK--On June 9, 1998, the company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2000. At year-end, we had repurchased 24.6 million of those shares for a total dollar value of $963 million.

     - INCREASING DIVIDENDS--On February 17, 1999, the U.S. Bancorp Board of Directors increased the quarterly dividend to 19.50 cents from 17.50 cents, an increase of more than 11 percent. It was our eighth consecutive annual increase.

U.S. Bancorp Piper Jaffray-Registered Trademark- logo

U.S. Bancorp Libra-SM- logo

Graph illustrates the following information: U.S. Bancorp* cumulative total shareholder return**

Index: 12/31/89 = $100
USB = U.S. Bancorp (formerly FBS) Common Stock
KBW = Keefe, Bruyette & Woods 50 Bank Index
S&P = Standard & Poor's 500 Stock Index

-----------------------------------------------------------------------
Year                     USB                  KBW                   S&P
-----------------------------------------------------------------------
1989:                    100                  100                   100
-----------------------------------------------------------------------
1990:                     83                   72                    97
-----------------------------------------------------------------------
1991:                    159                  114                   126
-----------------------------------------------------------------------
1992:                    193                  145                   136
-----------------------------------------------------------------------
1993:                    217                  153                   150
-----------------------------------------------------------------------
1994:                    243                  145                   152
-----------------------------------------------------------------------
1995:                    375                  232                   209
-----------------------------------------------------------------------
1996:                    529                  329                   257
-----------------------------------------------------------------------
1997:                    886                  480                   342
-----------------------------------------------------------------------
1998:                    858                  520                   439
-----------------------------------------------------------------------

*    Formerly FBS
**   Capital appreciation plus dividends

$100 invested in U.S. Bancorp (formerly FBS) common stock on December 31, 1989, would have been worth $858 at year-end 1998. That compares with $520 for the KBW 50 Bank Index and $439 for the S&P 500 Stock Index.

As with any investment, past performance is no guarantee of future results.

                                                                    [GRAPHIC]

4                                                                  U.S. Bancorp

U.S. BANCORP PEOPLE
-------------------

In the financial services business, products and services may seem like commodities. However, we know from continuous innovation that short-term competitive advantage is possible and profitable. Perhaps more importantly, superior execution produces additional advantage. What truly distinguishes one provider from another are talented people who understand their customers' needs, have a wide range of high-quality tools at their disposal, and can put the two together to create solutions. U.S. Bancorp has this edge.

     Our employees work hard to create shareholder value, because they are shareholders. Their interests are aligned with yours. Most employees have the opportunity to own a piece of U.S. Bancorp through two programs: the U.S. Bancorp 401(k) Savings Plan; and the Employee Stock Purchase Plan, which enables them to purchase company stock at a discount.

     Senior managers have additional incentives to invest in U.S. Bancorp. More than 360 have targets to own the equivalent of 80 percent to 550 percent of their annual salaries in U.S. Bancorp stock. At year-end 1998, virtually all senior managers were on track to achieve their five-year ownership targets. Senior managers owned more than 10 million shares of company stock worth more than $359 million.

     Like our dedicated employees, our directors share responsibility for U.S. Bancorp's success. Six directors will retire at our annual meeting on April 20, 1999: Gerry B. Cameron, Carolyn Silva Chambers, Roger L. Hale, Richard L. Knowlton, Richard L. Schall, and Walter Scott, Jr. Along with our remaining directors, they have helped steward the corporation through the tremendous challenge of combining two great banking organizations and reaching beyond the traditional boundaries of our business. We thank them for their service and wish them well.

     We owe a special debt of gratitude to Gerry Cameron, who retired December 31, 1998, as Chairman of the Board. Gerry spent his entire 42-year career with U.S. Bancorp, former and present, and his vision made creation of the new U.S. Bancorp possible. Gerry's leadership from August 1997 through his retirement in December was instrumental in ensuring a smooth integration for employees, customers, and the communities we serve.

     Our company's prosperity is directly related to the well-being of the communities where we operate. In 1998 U.S. Bancorp contributed more than $44 million to our communities, of which more than $21 million was cash grants in areas including affordable housing and economic development, K-12 education, artistic and cultural enrichment, and United Way. In addition to grants, volunteerism, loan assistance, and in-kind contributions, we provided more than $350 million in community development loans for revitalization efforts across our 17-state banking region. These contributions and investments, made possible by our success, will make our communities even stronger places to live and do business.

     We appreciate your investment in U.S. Bancorp. We expect to continue to win your confidence as we build on the solid foundation we have established.


/s/ John F. Grundhofer

John F. Grundhofer
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 17, 1999

-----------------------------------------------------------------------
"OUR EMPLOYEES WORK HARD TO CREATE SHAREHOLDER VALUE, BECAUSE THEY ARE SHAREHOLDERS. THEIR INTERESTS ARE ALIGNED WITH YOURS."
-----------------------------------------------------------------------

U.S. Bancorp                                                                  5

-------------------------------------------------------------------------------
                            SOLUTIONS FOR BUSINESSES
-------------------------------------------------------------------------------

U.S. BANCORP AND ITS AFFILIATES PROVIDE AN INCREASINGLY BROAD ARRAY OF HIGH-QUALITY SOLUTIONS TO MEET THE WIDE-RANGING FINANCIAL NEEDS OF SMALL, MEDIUM AND LARGE BUSINESSES, AND GOVERNMENT ENTITIES.

We take a customized approach to addressing the capital, borrowing, deposit, and treasury management needs of approximately 40,000 middle market and larger business clients, while providing a more standard set of products and services to meet the less complex needs of approximately 500,000 small business customers. Beyond traditional banking for businesses, which we primarily offer in our 17-state banking region, we provide other financial services nationally. Our recently expanded investment banking capabilities include corporate finance, merger and acquisition advisory services, and debt and equity offerings. In addition, clients continue to benefit from our national leadership in electronic payment systems, investment management, and corporate trust services.

BANKING TAILORED TO BUSINESS NEEDS

Relationship managers located in 145 regional offices work with middle market and larger businesses to develop innovative solutions to address their clients' complex financial needs. Continuity in relationship management personnel contributed to our success during the integration of our banking operations in 1998, when we introduced significant improvements in products, services, and systems throughout our 17-state territory. Amidst this change, we continued to give clients what they tell us they want: knowledgeable bankers who understand their needs and provide meaningful solutions.

     As part of the integration, we adopted best practices from our combined organization. We offer middle market and larger businesses a consistent, high-quality product set. Now these products are supported by common systems, which facilitate doing business with us no matter where our clients' operations are located. Examples of enhanced products and services include U.S. Bank Corporate Checking, which offsets service charges on accounts with higher balances. Automated cash concentration transfers all of a client's funds to one banking location, providing faster access to those funds. And U.S. Bank EasyTax-SM- allows electronic tax payment to many states.

     U.S. Bank also is making substantial technology investments to enhance our service to middle market and larger business clients. These investments include the latest Windows-Registered Trademark--based, image-based, and internet-based treasury management services. We also are developing new systems for relationship management, sales management, and client service. Recognizing that non-credit products provide high economic value to the bank, we are enhancing services for our non-credit customer base. In order to increase our deposits and fee income, we have developed better segmentation and prospect lists, enhanced training and products for these segments, and relationship managers who focus on clients that do not require credit.

     With the December 1998 rollout of our SIMPLY BUSINESS-Registered Trademark- product line across our entire region, we now can provide small businesses one source for virtually all their financial services needs. SIMPLY BUSINESS includes

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
BANKING FOR BUSINESSES

--)  ACHIEVED ANNUAL LOAN GROWTH IN COMMERCIAL & BUSINESS BANKING OF 8
     PERCENT.

--)  INCREASED COMMERCIAL & BUSINESS BANKING DEPOSITS BY NEARLY 10 PERCENT.

--)  INCREASED TREASURY MANAGEMENT REVENUE BY 7 PERCENT.

--) ACHIEVED ANNUAL LOAN GROWTH IN ASSET-BASED LENDING MORE THAN 15 PERCENT TO END THE YEAR WITH APPROXIMATELY $1.2 BILLION IN OUTSTANDINGS.

--)  ADDED MORE THAN 15,000 U.S. BANK ADVANTAGE LINE ACCOUNTS WITH NEARLY
     $200 MILLION IN OUTSTANDINGS AT YEAR-END.
-------------------------------------------------------------------------------

6                                                                  U.S. Bancorp
eight loans and lines of credit, business checking, merchant processing, and business cards. No matter where a business is located, we offer consistent loan documentation, underwriting, promotions, and pricing. One of the early SIMPLY BUSINESS successes is U.S. Bank Advantage Line, a credit-scored, unsecured line of credit of $10,000 to $75,000. In keeping with our goal to provide single-source small business solutions, U.S. Bank Advantage Line clients are pre-approved for U.S. Bank Visa-Registered Trademark- Business Cards and merchant processing services. Other new small business offerings include: a combined statement for checking, savings, and reserve lines; overdraft protection from savings and money market accounts; instant access to account information online or by telephone; property and casualty insurance through our new partnership with The Hartford; and payroll processing services.

     U.S. Bank continues to offer extensive experience in specialties such as agricultural credit, asset-based lending, correspondent banking, energy lending, government banking, international banking, leasing, financial services, and real estate lending.

INVESTMENT BANKING EXPANDS CAPABILITIES

We have tremendous opportunities to serve our clients, attract new ones, and generate added revenue with our fully integrated approach to financial services. The combined resources of U.S. Bank, U.S. Bancorp Piper Jaffray, and U.S. Bancorp Libra offer business clients the opportunity to manage their balance sheet with one relationship that can meet a wider range of financial needs. U.S. Bancorp Piper Jaffray offers full-service investment banking capabilities including equity and debt underwriting, private placement of equity and debt securities, trading, sales, and research, as well as corporate finance advisory, and merger and acquisition advisory services. U.S. Bancorp Libra specializes in underwriting and trading high yield and mezzanine securities.

     In 1998 we merged the U.S. Bancorp Investments, Inc. capital markets business into the Equity and Fixed Income Capital Markets groups at U.S. Bancorp Piper Jaffray. The capital markets groups and the bank are working closely together to serve clients. We have achieved early success, and future prospects are promising. Our initial focus in providing clients both commercial and investment banking services is to maximize the opportunities in our overlapping businesses, primarily those serving financial institutions and industrial companies. In addition, we merged the U.S. Bancorp Piper Jaffray high yield unit into U.S. Bancorp Libra, which opened a Minneapolis office to facilitate teamwork with U.S. Bank and U.S. Bancorp Piper Jaffray.

     During a volatile economic environment in 1998,

                                                                      CONTINUED
-------------------------------------------------------------------------------
MEETING NEEDS WITH ONE RELATIONSHIP

APPLIED POWER INC., A MILWAUKEE, WISCONSIN-AREA MANUFACTURING FIRM FOUNDED IN 1910, HAS EXPERIENCED DRAMATIC GROWTH IN RECENT YEARS. FOLLOWING RECENT ACQUISITIONS, ANNUAL REVENUE FOR THE FISCAL YEAR ENDED AUGUST 31, 1998, NEARLY DOUBLED TO $1.2 BILLION, AND FISCAL 1999 IS TARGETED TO REACH $1.9 BILLION IN REVENUE. LIKE MANY GROWING COMPANIES, APPLIED POWER ATTRIBUTES ITS SUCCESS IN PART TO STRONG FINANCIAL PARTNERS-- IN THIS CASE, U.S. BANCORP PIPER JAFFRAY AND U.S. BANK.

IN 1995 PIPER JAFFRAY INITIATED RESEARCH COVERAGE ON APPLIED POWER, TELLING THE FIRM'S STORY TO INSTITUTIONAL INVESTORS. PIPER JAFFRAY COVERAGE ON APPLIED POWER BECAME AMONG THE MOST RESPECTED ON WALL STREET, AND PIPER JAFFRAY BECAME A TOP TRADER OF THE COMPANY'S STOCK. ABOUT 80 PERCENT OF APPLIED POWER'S STOCK IS NOW HELD BY INSTITUTIONS.

AS APPLIED POWER GREW, SO DID ITS FINANCIAL NEEDS, WHICH HAVE BEEN MET BY THE U.S. BANCORP FAMILY OF FINANCIAL SERVICES. A STRONG RELATIONSHIP WITH U.S. BANCORP PIPER JAFFRAY AIDED THE PARTICIPATION OF U.S. BANK IN MILWAUKEE IN APPLIED POWER'S MULTICURRENCY REVOLVING CREDIT FACILITY. INITIAL U.S. BANK PARTICIPATION OF $22 MILLION IN MID-1998 HAD GROWN BY YEAR-END TO $40 MILLION. IN ADDITION TO PARTICIPATING IN THE LINE OF CREDIT, U.S. BANK PROVIDES APPLIED POWER WITH COMMERCIAL PAPER, FOREIGN EXCHANGE, AND U.S. BANK VISA-Registered Tradmark- CORPORATE CARD SERVICES.

TOGETHER, U.S. BANCORP PIPER JAFFRAY AND U.S. BANK OFFER APPLIED POWER AND OTHER COMPANIES THE EASE OF ONE RELATIONSHIP FOR A BROAD SPECTRUM OF FINANCIAL SERVICES.

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
CAPITAL MARKETS

--)  COMPLETED 39 EQUITY OFFERINGS VALUED AT $3.6 BILLION.

--) INCREASED NASDAQ/OTC MARKET SHARE NEARLY 17 PERCENT, AND INCREASED SHARE OF LISTED MARKET NEARLY 6 PERCENT.

--)  RANKED AS ONE OF THE LARGEST NON-BULGE BRACKET NASDAQ TRADING FIRMS.

--) RANKED SECOND IN OVERALL QUALITY FOR SMALL COMPANY RESEARCH IN AN INDEPENDENT SURVEY OF GROWTH STOCK INSTITUTIONAL INVESTORS.

--)  COMPLETED 67 MERGER AND ACQUISITION TRANSACTIONS VALUED AT $4.9 BILLION.

--)  COMPLETED 13 CORPORATE DEBT OFFERINGS VALUED AT $1.9 BILLION.

--)  LEAD-MANAGED 582 NEW LONG-TERM MUNICIPAL ISSUES, UP 18 PERCENT FROM 1997.

--) RANKED SECOND AMONG THE NATION'S MUNICIPAL BOND UNDERWRITERS, BASED ON TOTAL NUMBER OF NEW LONG-TERM MUNICIPAL ISSUES THE COMPANY LEAD-MANAGED.
-------------------------------------------------------------------------------

U.S. Bancorp                                                                  7

U.S. Bancorp Piper Jaffray Equity Capital Markets experienced strong financial results driven by an increase in merger and acquisition advisory fees, as well as skilled trading inventory management that helped offset the public offering slowdown of late summer and early fall. Equity Capital Markets focuses on emerging growth companies in the financial institutions, industrial growth, health care, technology, and consumer sectors, covering more than 300 companies. To meet the equity financing and investment needs of issuers, we serve clients with integrated teams of professionals in research, investment banking, syndicate, institutional sales, and trading. Clients have access to a full range of investment banking services.

     U.S. Bancorp Piper Jaffray Fixed Income Capital Markets benefited from an outstanding municipal underwriting calendar in 1998 marked by growing volume, average deal size, and market share. Fixed Income Capital Markets provides expertise in research, trading, sales, and underwriting to individual, corporate, institutional, municipal, and public entity clients. We have expertise in both the taxable and tax-exempt markets. Our distribution approach combines an extensive retail system with a large fixed income institutional sales staff.

     Cross-selling between U.S. Bank, U.S. Bancorp Piper Jaffray and U.S. Bancorp Libra already is producing results. At year-end, U.S. Bank had booked hundreds of millions of dollars in loan commitments with U.S. Bancorp Piper Jaffray clients, and other transactions were in process. Also at year-end, even before the U.S. Bancorp Libra acquisition closed in early January 1999, we were awarded several hundred million dollars in high-yield transactions and had many proposals pending.

INVESTING IN PAYMENT SYSTEMS TECHNOLOGY

U.S. Bank Corporate Payment Systems offers programs that help businesses and government entities process purchases cost-effectively. The U.S. Bank Visa-Registered Trademark- Corporate Card is a non-revolving charge card that enables companies to monitor and control employee travel and entertainment expenses. The U.S. Bank Visa-Registered Trademark- Purchasing Card enables employees of large businesses to place orders directly with vendors, eliminating requisitions, purchase orders, and check requests. Other card programs include the I.M.P.A.C.-Registered Trademark- purchasing card for government agencies, as well as cards for payments associated with employee relocation, fleet services, and small business travel and entertainment.

     As the corporate payment systems industry moves to its third generation of products, U.S. Bank continually invests in innovative technology to help our clients improve productivity and lower costs. First came the U.S. Bank Visa Corporate and Purchasing Cards with standard, paper-based reporting of transaction data. Second came the mainframe and desktop generation, with products such as FirstLink-SM- and FirstView. Now we're entering the third generation, electronic commerce, which leverages the growing, widespread connectivity through Web-enabled technologies to change how businesses and government entities make purchases. We launched two electronic commerce initiatives in 1998: PowerTrack-SM-, a completely electronic Internet-based freight payment and transaction tracking system, and C.A.R.E., our Web-based Customer Automation and Reporting Environment.

     PowerTrack automatically pays carriers and bills shippers, saving both time and expense. Clients submit shipment information to PowerTrack electronically through the Internet or a private network, and both the shipper and carrier have instant access to the data. Carriers receive payments as quickly as 24 hours after delivery, compared with 45 to 90 days for paper-based processes. Shippers keep the same payment terms they had with traditional payment

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
CARDS FOR BUSINESSES,
MERCHANT PAYMENT SERVICES

--) RANKED AS THE LARGEST BANK PROVIDER OF VISA-Registered Trademark-CORPORATE AND PURCHASING CARDS AND THE LEADING PROVIDER OF VISA PURCHASING CARDS TO THE FEDERAL GOVERNMENT IN TERMS OF SALES VOLUME AND CARDS ISSUED.

--) RECEIVED EXCLUSIVE RIGHTS TO ISSUE PURCHASING CARDS TO AUTHORIZED U.S. ARMY, AIR FORCE, AND DEPARTMENT OF DEFENSE USERS, CONSTITUTING A PURCHASING CARD ACCOUNT WITH 1998 PURCHASES TOTALING MORE THAN $2.5 BILLION ON NEARLY 5.8 MILLION TRANSACTIONS.

--) RANKED FIRST WITHIN THE VISA NETWORK IN SALES VOLUME AND CARDS FOR SMALL BUSINESS CARDS.

--)  GREW MERCHANT PROCESSING CHARGE VOLUME MORE THAN 13 PERCENT.

--) RANKED AMONG THE TOP 10 PROCESSORS OF VISA AND MASTERCARD-Registered Trademark- TRANSACTIONS, SERVING MORE THAN 100,000 MERCHANT LOCATIONS
     WITH MORE THAN $22 BILLION IN CHARGE VOLUME.
-------------------------------------------------------------------------------

8                                                                  U.S. Bancorp
methods and receive a consolidated monthly statement from PowerTrack. Both shippers and carriers can create standard reports from shipping cycle data that allow users to determine information such as which carriers have the best on-time delivery records or provide the most cost-effective service for a specific route.

     In 1998 we successfully integrated PowerTrack at 11 shipping management sites of the U.S. Department of Defense. In 1999 we will pursue cross-sell opportunities with our existing customers, which make up just part of an estimated $400 billion in annual U.S. freight shipments.

     C.A.R.E. provides an electronic interface with U.S. Bank core processing systems for U.S. Bank Visa Corporate and Purchasing Card clients. It has improved client communication with U.S. Bank by providing customized information and reports that clients choose at any time from secure, easy-to-use Internet access points. We converted our government customers to C.A.R.E. from desktop reporting systems in December 1998, and commercial customers will begin switching in 1999.

     U.S. Bank Merchant Payment Services provides electronic transaction processing for merchants throughout our banking region. Customers can electronically authorize and capture transactions from bank cards, other credit cards, and debit cards, as well as verify checks at the point of sale. We are pursuing two key strategies to grow our merchant portfolio. First, our focus on providing high-quality service to bank customers and other businesses in our 17-state region resulted in 32 percent growth in new sales in our regional segment in 1998. Second, our strategy of delivering credit card processing to businesses that haven't traditionally accepted credit cards for payment--including those that now accept a U.S. Bank Visa Purchasing Card--resulted in 46 percent growth in processing volume in our business-to-business segment in 1998. In addition, we introduced an online merchant application accessible via the U.S. Bank Web site, providing even easier access to our merchant processing solution for potential clients across the United States. In 1999 merchant processing customers will begin benefiting from C.A.R.E., which enables them to view statements and chargeback and qualification reports online.

MEETING INVESTMENT MANAGEMENT NEEDS

U.S. Bank Institutional Financial Services serves the investment needs of institutional investors, retirement plan sponsors and participants, and high net worth individuals. We deliver our products and services through three primary business units: First American Asset Management, First American Funds, and Retirement Plan Services. First

-------------------------------------------------------------------------------
EXTENDING CAPABILITIES TO MEET CUSTOMER'S NEEDS

WHEN IT COMES TO MANAGING TRAVEL AND ENTERTAINMENT EXPENSES, NEW YORK-BASED SIEMENS CORP. SETS THE STANDARD. A BEST PRACTICE IN PAYMENT SYSTEMS MANAGEMENT IS SIEMENS' TRAVEL DATA WAREHOUSE, A CENTRAL REPOSITORY FOR THE ENTIRE COMPANY. ALL TRAVEL COUNCIL MEMBERS AND SENIOR FINANCE MANAGERS HAVE ACCESS TO THE DATA WAREHOUSE FOR THEIR MANAGEMENT AND REPORTING NEEDS, INCLUDING TREND ANALYSIS, VERIFICATION OF POLICY COMPLIANCE, AND PURCHASING LEVERAGE.

U.S. BANK IS FORTUNATE TO WORK WITH SIEMENS IN MANAGING THE COMPANY'S EXPENSES. SIEMENS IS BOTH A U.S. BANK VISA-Registered Tradmark- CORPORATE CARD AND PURCHASING CARD CLIENT. WE REGULARLY SUPPLY THE SIEMENS DATA WAREHOUSE WITH INFORMATION FROM OUR CORPORATE AND PURCHASING CARD PROGRAM. WE HAVE RELATIONSHIPS WITH 50 SIEMENS LOCATIONS AND 25--NEARLY ALL--OF THE COMPANY'S OPERATING UNITS.

U.S. BANK HAS CONSULTED WITH SIEMENS AS WE HAVE INVESTED IN THE TECHNOLOGY AND EXPERTISE NEEDED TO HELP OUR CUSTOMERS MANAGE THEIR EXPENSES BETTER. THIS COLLABORATION IS ONE REASON WHY SIEMENS TURNED TO U.S. BANK TO HELP CAPTURE DISCOUNT RATES IT HAS NEGOTIATED WITH PREFERRED TRAVEL VENDORS. SIEMENS COULD NOT OBTAIN THE RATES UNLESS TRAVEL AGENTS AND/OR EMPLOYEES SUBMITTED THE IDENTIFICATION NUMBERS TO THE VENDORS. FOR VARIOUS REASONS, THE IDENTIFICATION NUMBERS WERE NOT ALWAYS SUBMITTED, AND SIEMENS DID NOT BENEFIT FULLY FROM NEGOTIATED RATES.

IN PARTNERSHIP WITH VISA U.S.A. AND 3-G INTERNATIONAL, INC., WE DEVELOPED AN INNOVATIVE U.S. BANK VISA CORPORATE CARD THAT DOUBLES AS A SMART CARD. IT CONTAINS SPECIAL MICROCHIPS THAT HAVE SIEMENS' DISCOUNT RATE IDENTIFICATION NUMBERS EMBEDDED IN THEM. WHEN PASSED THROUGH A READER, THE CARDS LOCK IN RATES THE COMPANY HAS NEGOTIATED WITH VENDORS FOR HOTEL AND CAR RENTAL. IN A PILOT PROGRAM THAT BEGAN IN 1998, SMART CARD READERS WERE DEPLOYED AT SEVERAL LOCATIONS OF SIEMENS' CAR RENTAL AND HOTEL VENDORS. MORE THAN 2,500 SIEMENS/ U.S. BANK VISA CORPORATE CARD USERS WERE ISSUED NEW SMART CARDS AND BEGAN SAVING SIGNIFICANTLY ON TRAVEL EXPENSES. WIDER USE OF SMART CARD TECHNOLOGY MAY BE FURTHER DOWN THE ROAD. WE ARE WORKING CLOSELY WITH SIEMENS TODAY TO EXPLORE THE POSSIBILITIES.

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
ASSET MANAGEMENT

--) GREW TOTAL ASSETS UNDER MANAGEMENT NEARLY 24 PERCENT TO MORE THAN $76 BILLION, INCLUDING FIRST AMERICAN FUNDS.

--) GREW FIRST AMERICAN FUNDS ASSETS 49 PERCENT TO MORE THAN $30 BILLION, INCLUDING MORE THAN $5 BILLION INTEGRATED FROM THE CAPITAL MANAGEMENT BUSINESS OF PIPER JAFFRAY.

--)  TOP 100 CLIENTS NOW AVERAGE OVER $100 MILLION IN ASSETS UNDER MANAGEMENT.
-------------------------------------------------------------------------------

U.S. Bancorp                                                                  9

American Asset Management is a multidiscipline, multistyle investment manager that serves institutional investors, including corporations, foundations, and pension and retirement plans, as well as high net worth individuals. First American Funds, a mutual fund family advised by First American Asset Management, has 38 equity, fixed income, and money market funds that span the full spectrum of investment objectives. Retirement Plan Services provides 401(k) programs for small- through large-sized companies. Our programs offer a broad range of well-known funds, including First American Funds. In addition, we provide trustee and administrative services for plan sponsors.

     By packaging our investment services to meet the needs of a variety of investors, U.S. Bank Institutional Financial Services has attracted a growing client base. At the same time, we have kept our focus on maintaining disciplined investment processes and providing superior service. As a result, we are achieving our objective of gathering assets and, in turn, growing non-interest income. In 1998, assets under management increased nearly 24 percent to more than $76 billion.

     One of our greatest accomplishments in 1998 was our successful integration of the money management subsidiary of Piper Jaffray Companies Inc. Employees at all levels of the two organizations completed the integration very efficiently. By the May 1 acquisition date, clients had consented to move all 393 separately managed portfolios totaling more than $6 billion in assets from the Piper Jaffray capital management unit to First American Asset Management. In addition, more than $5 billion in mutual funds were converted to First American Funds. Since then, the enhanced product line of our newly combined organization, along with the full resources of U.S. Bank, have created new opportunities to meet our clients' needs.

     In fall 1998, we introduced U.S. Bank Retirement Solution, a 401(k) program for companies with 25 to 100 employees. Retirement Solution was the first product to be launched jointly by U.S. Bank and U.S. Bancorp Piper Jaffray. In the few months that remained in 1998, brokers sold 28 new Retirement Solution plans with nearly $6.5 million in assets and generated new business proposals for more than $1.2 billion to U.S. Bank Retirement Select, our program for companies with more than 100 employees.

     For further information about First American Funds, see page 12.

MAINTAINING LEADERSHIP IN CORPORATE TRUST

U.S. Bank Corporate Trust Services provides trustee services for municipal, corporate, asset-backed and international bonds, as well as paying agent, escrow agent, and document collateral services. Corporate Trust Services continues to build the scale and low-cost structure that enables us to be among the nation's largest and most profitable providers in this industry. Through internal growth and multiple acquisitions over the past several years, we have developed expert service, leading-edge technology, and quality delivery. We are continually improving our centralized systems and operations that support our network of offices from coast to coast.

     In January 1999 we announced two transactions, one that will expand our geographic reach and another that will double the size of our document collateral services business when they close in March 1999. Our agreement to acquire the corporate trust business of Reliance Trust Co. will establish our presence in the southeastern United States. Consistent with our strategy of maintaining local offices to build and retain our client base, we will keep Reliance Trust's offices in Atlanta, Georgia, Fort Lauderdale, Florida, and Nashville, Tennessee--giving us a total of 19 offices nationwide. We also have secured the exclusive appointment as mortgage custodian and provider of collateral services for Fleet Mortgage Corp. in Florence, South Carolina. With this appointment, U.S. Bank now provides document collateral services for customers with more than 2.8 million collateral files.

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
CORPORATE TRUST SERVICES

--)  GREW PRINCIPAL OUTSTANDING TO MORE THAN $600 BILLION.

--)  SERVICED MORE THAN 31,000 BOND ISSUES.

--)  SERVED MORE THAN 907,000 BONDHOLDERS.

--) RANKED FIRST IN MUNICIPAL CORPORATE TRUST ISSUES WITH $16.4 BILLION PRINCIPAL AMOUNT IN 689 NEW BOND ISSUES.

--)  RANKED AS THE THIRD LARGEST TRUSTEE IN THE PUBLIC ASSET-BACKED ARENA.
-------------------------------------------------------------------------------

10                                                                 U.S. Bancorp

-------------------------------------------------------------------------------
                        SOLUTIONS FOR THE AFFLUENT MARKET
-------------------------------------------------------------------------------

U.S. BANCORP SERVES AFFLUENT CLIENTS WITH ONE-STOP ACCESS TO PRIVATE BANKING, PERSONAL TRUST, FINANCIAL PLANNING, ESTATE PLANNING, CHARITABLE GIVING, INVESTMENT MANAGEMENT, BROKERAGE, AND INSURANCE SERVICES.

Through teamwork, relationship managers, investment executives, and other experts focus on meeting the complex financial needs of clients with high levels of income and net worth, including wealthy individuals and families, professionals and professional service firms, and foundations. U.S. Bank Private Financial Services and U.S. Bancorp Piper Jaffray provide expert, individualized service through 160 offices in 19 states.

DEEPENING CLIENT RELATIONSHIPS

Improved products, technology, and strategies helped strengthen our relationships with more than 45,000 clients of U.S. Bank Private Financial Services.

     To help meet the needs of Private Financial Services clients who need customized banking solutions, we made our successful U.S. Bank Private Select line of products available throughout our entire 17-state banking region. Available exclusively to our affluent clients who can make a $20,000 opening deposit, Private Select Checking pays a yield comparable to that of money market mutual funds. By year-end, Private Select Checking balances more than doubled to over $963 million, driven by growth in existing markets and product introduction in 11 states. The U.S. Bank Private Select CreditLine offers flexible rates and terms on credit lines, and ties into U.S. Bank Private Select Checking for overdraft protection.

     After successful testing, we continue to roll out financial planning services in additional markets to deliver clients a customized analysis of all their financial needs. State-of-the-art software enables our financial consultants to develop tailored plans that integrate a comprehensive cash flow analysis, asset allocation recommendations, and retirement and estate planning advice. Given these plans, clients are empowered to make informed decisions. A relationship team then helps clients implement their plans.

     For the ultra affluent, high net worth market, we focus on preserving and growing wealth. We increasingly emphasize client segmentation and service differentiation to provide more focused and comprehensive service levels based on client needs. For example, in 1998 we established a family office segment to serve clients with family office needs but who do not have the resources to establish their own family offices. Furthermore, all our markets now have access to charitable management specialists who advise clients and charitable organizations on gift planning.

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
PRIVATE FINANCIAL SERVICES

--)  INCREASED AVERAGE LOANS BY MORE THAN 10 PERCENT TO $1.2 BILLION.

--)  INCREASED AVERAGE DEPOSITS BY MORE THAN 15 PERCENT TO $1.2 BILLION.

--)  GREW ASSETS UNDER ADMINISTRATION MORE THAN 23 PERCENT TO $37.2 BILLION.
-------------------------------------------------------------------------------
EARNING CLIENT TRUST AND BUSINESS

A MIDWESTERN COMPANY EXPERIENCED TREMENDOUS CHALLENGES SHORTLY AFTER ITS OWNER'S DEATH. THE EXECUTIVE'S WIDOW FACED A SIGNIFICANT NUMBER OF FINANCIAL ISSUES RELATED TO HER HUSBAND'S ESTATE AND TURNED TO U.S. BANK FOR HELP.

A U.S. BANK PRIVATE FINANCIAL SERVICES TEAM STEPPED IN TO CREATE A MINI "FAMILY OFFICE" TO MANAGE THE WOMAN'S FINANCIAL AFFAIRS, INCLUDING COORDINATING HER OTHER ADVISERS. THE FAMILY OFFICE OFFERED A WIDE SPECTRUM OF SERVICES FROM PAYING HOUSEHOLD BILLS AND MAKING LOANS TO MANAGING INVESTMENTS. LED BY A RELATIONSHIP MANAGER, SPECIALISTS IN PRIVATE BANKING, PERSONAL TRUSTS, INVESTMENT MANAGEMENT, AND FINANCIAL PLANNING HELPED THE CLIENT UNDERSTAND THE VARIOUS FINANCIAL AVENUES AVAILABLE TO HER.

PRIVATE FINANCIAL SERVICES ALSO EXTENDED THE RELATIONSHIP TO THE CLIENT'S GROWN CHILDREN. WE HAVE HELPED THEM WITH THEIR PERSONAL FINANCIAL PLANNING, A FOUNDATION FOR THEIR CONTINUED RELATIONSHIP WITH U.S. BANK.

AFTER THE BANK FOUND SOLUTIONS TO HELP MANAGE HER FINANCIAL AFFAIRS DURING DIFFICULT TIMES, THE CLIENT BROUGHT ADDITIONAL BUSINESS TO U.S. BANK PRIVATE FINANCIAL SERVICES, INCLUDING SIGNIFICANT ASSETS UNDER MANAGEMENT AND A
SIZABLE LOAN.
-------------------------------------------------------------------------------

U.S. Bancorp                                                                 11

     U.S. Bancorp Piper Jaffray presents additional opportunities to deepen client relationships established by U.S. Bank Private Financial Services. In 1998 we began offering Private Financial Services clients expanded brokerage services through U.S. Bancorp Piper Jaffray, and offering U.S. Bancorp Piper Jaffray clients full capabilities in private banking and trust services. These initiatives, which include co-locating U.S. Bancorp Piper Jaffray and Private Financial Services staff and establishing joint teams, will be further tested, refined, and implemented in 1999. Together, our banking and brokerage operations offer a more integrated, comprehensive array of solutions for clients.

BUILDING A STRONGER BROKERAGE

U.S. Bancorp Piper Jaffray Individual Investor Services promises to provide full-service securities brokerage and financial planning services with access to banking and trust services. Combined with U.S. Bancorp Investments, Inc., which offers selected investment services at U.S. Bank locations and operates U.S. Bancorp discount brokerage services, we have more than 100 retail brokerage offices, over 1,000 banking locations, and approximately 1,600 investment representatives in 19 states.

     U.S. Bancorp Piper Jaffray Individual Investor Services grew through volatile markets in 1998, when a decline in sales of individual stocks was offset by continued growth in mutual fund, annuity, and insurance sales. To build market presence and competitive position, we are expanding the ranks of our investment executives and focusing on meeting the needs of distinct client segments. In 1998, we began merging U.S. Bancorp brokerage operations into U.S. Bancorp Piper Jaffray Individual Investor Services. By year-end 1999, investment executives and their clients will have moved from U.S. Bancorp Investments to U.S. Bancorp Piper Jaffray. These clients will have access to more sophisticated products and services such as managed accounts, powerful trading systems, and online access to equity research and strategic asset allocation models. For banking customers with less complex investment needs, nearly all banking locations will feature personal bankers licensed to sell annuities, mutual funds, and other banking products.

OFFERING HIGH-QUALITY INVESTMENT CHOICES

First American Asset Management strives for consistent, competitive performance over the long term. In 1998 our investment management teams achieved competitive results across the spectrum of equity investments, with standout performance in the areas of equity income and international equity, and we also had strong performance on the fixed income side.

     First American Funds, the mutual fund family advised by First American Asset Management, has 38 equity, fixed income and money market funds that span the full spectrum of investment objectives. The mutual fund family achieved dramatic growth in 1998. More than $5 billion in fund assets acquired from the capital management unit of Piper Jaffray Companies, combined with growth in existing funds, propelled First American Funds to more than $30 billion in assets under management, a 49 percent increase.

     High net worth individuals and other clients now have access to a complete spectrum of growth and value equity investment choices from First American Funds, including expanded fixed income offerings and the cost efficiencies that come from a mutual fund family with critical mass. The broad sales force at U.S. Bancorp Piper Jaffray complements strong sales from U.S. Bank Private Financial Services and U.S. Bank Corporate Trust Services.

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
U.S. BANCORP PIPER JAFFRAY
INDIVIDUAL INVESTOR SERVICES

--)  INCREASED REVENUE PER INVESTMENT EXECUTIVE 9 PERCENT.

--)  INCREASED ASSETS UNDER MANAGEMENT PER INVESTMENT EXECUTIVE 18 PERCENT.

--) BEGAN SELLING FIRST AMERICAN FUNDS, WHICH RANKED AMONG THE TOP FIVE IN FUND FAMILY SALES MADE BY U.S. BANCORP PIPER JAFFRAY INVESTMENT EXECUTIVES DURING THE FOURTH QUARTER.

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
FIRST AMERICAN FUNDS

--) TEN OF OUR 30 EQUITY AND FIXED INCOME MUTUAL FUNDS RECEIVED A FOUR- OR FIVE-STAR RATING FROM MORNINGSTAR.

--) ALL 13 OF OUR TAXABLE AND TAX-FREE FIXED INCOME FUNDS OUTPERFORMED THE AVERAGE OF THEIR PEERS, ACCORDING TO LIPPER ANALYTICAL SERVICES.

--)  FOUR OF FOUR MONEY MARKET FUNDS RATED AAA BY STANDARD & POOR'S.

--) GREW FIRST AMERICAN FUNDS ASSETS 49 PERCENT TO MORE THAN $30 BILLION, INCLUDING MORE THAN $5 BILLION INTEGRATED FROM THE CAPITAL MANAGEMENT BUSINESS OF PIPER JAFFRAY.
-------------------------------------------------------------------------------

12                                                                 U.S. Bancorp

-------------------------------------------------------------------------------
                             SOLUTIONS FOR CONSUMERS
-------------------------------------------------------------------------------

U.S. BANK PROVIDES ANYTIME, ANYWHERE ACCESS TO A COMPREHENSIVE SET OF FINANCIAL SOLUTIONS TO MORE THAN 4 MILLION HOUSEHOLDS PRIMARILY THROUGHOUT OUR 17-STATE BANKING REGION.

We meet a wide array of financial needs by offering high-quality retail deposit and credit products, debit and credit cards, investments, and insurance products. Customer households with checking accounts have an average of four U.S. Bank products. We provide access through broad distribution channels, including more than 1,000 banking offices (including more than 140 in-store branches), more than 5,300 automated teller machines (including nearly 3,000 UBank-Registered Trademark- ATMs located in our banking region), UBank 24-Hour Phone Banking, and UBank Online. Our goal is to provide consistent, high-quality products with superior value at the greatest convenience to customers.

BUILDING A SALES CULTURE

During 1998 U.S. Bank focused on strengthening our retail brand and sales culture. We extended our product-distribution model--specialized sales and service staff in the branches with centralized product, distribution, and operations management--from 11 central states to include all our markets. We now incent all our branch sales people with compensation that offers them unlimited earnings potential and, as a result, we have attracted and retained sales-oriented people to drive revenue growth. In early 1999 we introduced an incentive program for branch service employees who make referrals to the sales staff. Service employees also are following new service delivery standards that link performance with compensation.

     In 1999 we will expand the number of personal bankers licensed to sell annuities, mutual funds, and other banking products. Such investment sales will be offered at nearly all banking locations. U.S. Bancorp Piper Jaffray will continue to serve investment clients with more sophisticated needs.

     Our Relationship Management System (RMS) now covers our entire banking region, with the addition of 2.4 million customers in late 1998. RMS is an analytical software engine systematically applied to our customer database. It uses customer behavioral data and predictive modeling to make better relationship-based decisions. Sales and service personnel, regardless of their location, have a comprehensive menu of options to meet customers' needs in areas such as credit approvals, authorizations, fee waivers, and the propensity to purchase additional products. Since the inception of RMS in 1997, we have increased customer profitability and value, improved sales effectiveness, and lowered costs. In 1999 we will continue to develop effective uses for RMS.

IMPROVING PRODUCTS AND SERVICES

As we introduced customers to the new U.S. Bank name and logo throughout our 17-state region, we also provided them the best set of products and services from our combined organization. All retail customers now have access to leading products such as the U.S. Bank Home Equity Line, featuring fixed-rate loan options, overdraft protection and borrowing limits up to 125 percent of equity, as well as the

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
CONSUMER PRODUCTS

--) RANKED AMONG TOP FIVE BANK AND THRIFT COMPANIES IN HOLDINGS OF HOME EQUITY LOANS AND LINES OF CREDIT.

--) GREW U.S. BANK INDEXED MONEY MARKET BALANCES BY NEARLY $2 BILLION, DRIVEN BY PRODUCT INTRODUCTION IN CENTRAL STATES.

--)  INCREASED MORTGAGE ORIGINATIONS 86 PERCENT TO NEARLY $1.6 BILLION.

--)  GREW POINT-OF-SALE DEBIT CARD TRANSACTION VOLUME 24 PERCENT.

--)  RANKED AS THE WORLD'S 10TH LARGEST BANK CARD PROVIDER BASED ON SALES
     VOLUME.

--)  INCREASED SALES VOLUME ON OUR CO-BRANDED CREDIT CARDS BY 19 PERCENT.
-------------------------------------------------------------------------------

U.S. Bancorp                                                                 13

U.S. Bank Indexed Money Market, an FDIC-insured savings account that offers a competitive interest rate and easy access by check, telephone, branch, and ATM.

     U.S. Bank Retail Payment Systems continues to develop new credit card products to serve customers throughout our 17-state banking region. We aim to be the dominant consumer credit card issuer in the region by leveraging our customer base and the distribution power of our branch system. We also focus on building a specialized national portfolio by marketing our co-branded card products where our third-party commercial partners operate. In 1998 we achieved strong growth in our co-branded portfolio with targeted marketing strategies and high credit standards. Our U.S. Bank WorldPerks-Registered Trademark- Visa-Registered Trademark- Card portfolio, which earns cardholders frequent flier miles on Northwest Airlines and its partners, experienced continued strong growth, adding more than 58,000 net new accounts. Existing co-branded products such as the U.S. Bank Amway-Registered Trademark- and U.S. Bank King Soopers Visa Cards also continued to grow new accounts. We are excited about the opportunities with our new co-brand partners, Acme Markets, Jewel-Osco and Lucky Stores, all leaders in their respective markets.

     New partnerships announced in 1998 are expanding the solutions we provide to consumers. U.S. Bank now manages first mortgage sales, while an outside provider handles mortgage operations and marketing support. Under an agreement with New Century Financial Corp., which originates, purchases, sells, and services sub-prime mortgage loans secured primarily by first mortgages on single-family residences, we provide lending options for customers outside the bank's traditional credit standards. Additionally, U.S. Bancorp Insurance Services, Inc. formed an alliance with Great-West Life & Annuity Insurance Co. to jointly provide underwritten term and universal life insurance products to bank customers.

REFINING DISTRIBUTION CHANNELS

U.S. Bancorp continually strives to enhance the overall cost-effectiveness of our distribution channels while providing customers anytime, anywhere convenience. This process includes optimizing the number, location, and size of branches, as well as the products and services offered in each location. Meanwhile, customers are increasingly accessing quick, cost-effective distribution channels, namely the telephone, ATMs, the Internet, direct payroll deposits, and automated bill-paying services. No matter which option customers choose, our goal is to provide a consistent experience.

     Branch sales increased more than 21 percent year-over-year. While the number of locations increased slightly, we reduced overall branch square footage, resulting in significantly greater sales per square foot. After an extensive franchise optimization study, we have launched an aggressive expansion in Colorado, one of our largest markets. We opened four new in-store branches in Colorado in 1998, and plan to open additional free-standing and in-store branches in 1999, most in the Denver metropolitan area. All new locations feature standard design and layout that is tailored to better meet the sales and service needs of our customers. We will continue to make branch development decisions that help customers access our products and services more conveniently throughout our entire banking region and, therefore, continue to improve our sales per employee, sales per square foot, and profitability.

     Inbound and outbound telephone calls, as well as ATMs, remain key components of our distribution strategy, and we continually enhance the feature-functionality of these services.

-------------------------------------------------------------------------------
PRODUCING ANOTHER SATISFIED CUSTOMER

JAMES AND PENELOPE GIBSON OF MCCALL, IDAHO STARTED BANKING WITH A U.S. BANK PREDECESSOR 11 YEARS AGO, SUBSEQUENTLY EXPERIENCING THREE BANK MERGERS. WITH THE NEW U.S. BANK, THEY FEARED LOSING THE ATTENTIVE SERVICE FROM THEIR BRANCH.

HOWEVER, IN 1998, HIGH-QUALITY PRODUCTS AND SERVICES TO MEET THEIR NEEDS DREW THE GIBSONS CLOSER TO U.S. BANK. A PERSONAL BANKER IN MCCALL GUIDED THE GIBSONS TO IMPROVED PRODUCTS SUCH AS U.S. BANK CHECKING 55+, FEE-FREE BECAUSE THEY USE DIRECT DEPOSIT SERVICES--DISCOUNTED SAFE DEPOSIT BOX INCLUDED. THEY ALSO OPENED A SAVINGS ACCOUNT AND SAVINGS CERTIFICATE, AND REFINANCED THEIR HOME MORTGAGE WITH A U.S. BANK HOME LOAN.

PLEASED WITH THE EASE OF REFINANCING, THE GIBSONS ACCEPTED THEIR BANKER'S REFERRAL TO A TRUST OFFICER IN BOISE. THEY FOLLOWED ADVICE TO TRANSFER A FAMILY TRUST ACCOUNT ADMINISTERED IN CALIFORNIA BY A COMPETING INSTITUTION TO U.S. BANK TRUST IN VANCOUVER, WASHINGTON--A TAX-SAVING MOVE IN THEIR SITUATION DUE TO DIFFERENT STATE LAWS.

THE GIBSONS PRIMARILY CONDUCT THEIR BANKING AT THE MCCALL BRANCH. HOWEVER,
THEY USE THEIR CONVENIENT UBANK-Registered Tradmark- CHECK CARD AND UBANK ATMS ON THEIR FREQUENT TRAVELS THROUGHOUT THE NORTHWEST REGION, AND THEY ALSO
ACCESS UBANK 24-HOUR PHONE BANKING TO CHECK BALANCES AND TRANSFER FUNDS.
-------------------------------------------------------------------------------

14                                                                 U.S. Bancorp

BANKING ON THE WEB

Online banking using personal financial management software and the Internet is growing quickly, and we anticipate that the Internet will become our primary online delivery mechanism. In March 1998 we launched UBank-Registered Trademark- Online Express, our Web-based online banking option located at www.usbank.com. Customers can log on, register for a password, and immediately begin to check balances, view account history, and transfer funds between checking and savings accounts, credit lines, and credit cards. Customers also can use the Web site to apply for home equity loans, credit cards, and other products and services, make investments, locate branches and ATMs, and communicate with customer service representatives by e-mail.

     As of year-end, more than 13,000 visitors were reaching our Web site per day, with nearly two-thirds of these being customers making inquiries or conducting transactions related to their U.S. Bank accounts. The visitor count is rising by an average of 10 percent per month.

     In 1998, ADVERTISING AGE'S BUSINESS MARKETING named U.S. Bank as having one of the top 50 business-to-business Web sites and the second-highest-ranked Web site among banks based on functionality, content, design and response, as well as overall effectiveness in adapting the Internet to our business strategies. We will expand our successful Internet capabilities in 1999.

-------------------------------------------------------------------------------
1998 HIGHLIGHTS
RETAIL DISTRIBUTION CHANNELS

--)  INCREASED BRANCH SALES PER SQUARE FOOT 25 PERCENT.

--)  OPENED 30 NEW IN-STORE LOCATIONS.

--)  CONSOLIDATED 30 BRANCHES, INCLUDING 28 TRADITIONAL LOCATIONS.

--) SERVICED MORE THAN 94 MILLION TELEPHONE CALLS AT CUSTOMER SERVICE CENTERS. FULLY 77 PERCENT OF ALL SERVICE CENTER CALLS WERE HANDLED COMPLETELY BY INTERACTIVE VOICE RESPONSE UNITS.

--) HANDLED APPROXIMATELY 1.6 MILLION INBOUND AND OUTBOUND TELEMARKETING CALLS, CONVERTING 29 PERCENT TO NEW PRODUCT SALES.

--) GREW ATM NETWORK BY APPROXIMATELY 10 PERCENT TO MORE THAN 5,300 TERMINALS, INCLUDING MORE THAN 3,000 ATMS LOCATED THROUGHOUT OUR BANKING REGION.

-------------------------------------------------------------------------------

U.S. Bancorp                                                                 15

-------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

OVERVIEW

SUMMARY OF 1998 RESULTS U.S. Bancorp (the "Company") earned record operating earnings (net income excluding nonrecurring items) of $1.46 billion in 1998, up 16 percent from 1997 operating earnings of $1.26 billion. On a diluted share basis, operating earnings were $1.96 in 1998, compared with $1.68 in 1997. Return on average assets and return on average common equity, excluding nonrecurring items, were 2.03 percent and 24.1 percent, compared with returns of 1.83 percent and 22.0 percent in 1997. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) was 49.1 percent in 1998, compared with 48.9 percent in 1997.

     The strong 1998 results reflect growth in noninterest income and a decrease in noninterest expense from core banking activity, resulting primarily from the cost savings achieved from the acquisition of the former U.S. Bancorp ("USBC") of Portland, Oregon. On May 1, 1998, the Company completed the acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray") which affects comparisons to prior periods. Excluding Piper Jaffray, noninterest income, before nonrecurring items, increased $238 million (15 percent), reflecting growth in credit card fee revenue and trust and investment management fees. On the same basis, noninterest expense, before nonrecurring items, declined $88 million (4 percent) from 1997. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before nonrecurring items, was 44.2 percent in 1998, compared with 47.9 percent in 1997 reflecting benefits of the Company's integration efforts.

     Net income was $1.3 billion in 1998, or $1.78 per diluted share, compared with $838.5 million, or $1.11 per diluted share, in 1997. Return on average assets and return on average common equity were 1.85 percent and 21.9 percent, compared with returns of 1.22 percent and 14.6 percent in 1997. Net income reflects nonrecurring items, primarily merger-related, of $128.4 million ($203.9 million on a pre-tax basis) in 1998 and $416.7 million ($593.6 million on a pre-tax basis) in 1997. The 1997 nonrecurring items include a $95.0 million merger-related provision for credit losses. See pages 22 through 24 for further discussion on nonrecurring items.

ACQUISITION AND DIVESTITURE ACTIVITY On August 1, 1997, First Bank System, Inc. completed its acquisition of USBC and simultaneously changed its name to U.S. Bancorp. The transaction was accounted for as a pooling-of-interests. Since August of 1997, after tax merger-related items associated with the acquisition of USBC have totaled $546.3 million. As of December 31, 1998, integration activities are substantially complete and no additional charges for USBC are expected to be incurred.

     On May 1, 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm. The acquisition allows the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary known as U.S. Bancorp Piper Jaffray Inc. The acquisition of Piper Jaffray was accounted for under the purchase method of accounting, and accordingly, the purchase price of $738 million (including $719 million aggregate cash consideration for Piper Jaffray shares outstanding) was allocated to assets acquired and liabilities assumed based on their fair values at the date of acquisition.

     On December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. The transaction was accounted for as a purchase transaction.

     During 1997, the Company completed three purchase acquisitions of banks in its operating region: Zappco, Inc. of St. Cloud, Minnesota; Business and Professional Bank of Sacramento, California; and Sun Capital Bancorp of St. George, Utah. The Company also acquired the bond indenture and paying agency business of Comerica Incorporated and securitized and sold $420 million of corporate charge card receivables during 1997.

     Refer to Note C of the Notes to Consolidated Financial Statements for additional information regarding acquisitions and divestitures.

LINE OF BUSINESS FINANCIAL REVIEW

Effective in 1998, Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information" requires all public companies to provide financial disclosures and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. Within the Company, financial performance is measured by major lines of business, which include: Commercial & Business Banking and Private Financial Services, Retail Banking, Payment Systems,

16                                                                 U.S. Bancorp

-------------------------------------------------------------------------------
TABLE 1  SELECTED FINANCIAL DATA

(Dollars in Millions, Except Per Share Data)                        1998        1997        1996        1995         1994
-----------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis) ................   $ 3,111.9   $ 3,106.0   $ 3,034.7   $ 2,886.6   $ 2,809.6
Provision for credit losses ...................................       379.0       460.3       271.2       239.1       243.7
                                                                  -----------------------------------------------------------
   Net interest income after provision for credit losses ......     2,732.9     2,645.7     2,763.5     2,647.5     2,565.9
Securities gains (losses) .....................................        12.6         3.6        20.8         3.0      (124.2)
Other nonrecurring gains ......................................       --            9.4       330.6        44.8        52.6
Other noninterest income ......................................     2,244.0     1,602.2     1,431.7     1,265.5     1,186.5
Restructuring and merger-related charges ......................       216.5       511.6        88.1        98.9       225.3
Other nonrecurring charges ....................................       --          --          118.2        38.2        27.2
Other noninterest expense .....................................     2,627.8     2,300.7     2,331.8     2,338.8     2,479.6
                                                                  -----------------------------------------------------------
   Income from continuing operations before income taxes ......     2,145.2     1,448.6     2,008.5     1,484.9       948.7
Taxable-equivalent adjustment .................................        51.3        57.9        64.1        63.9        69.0
Income taxes ..................................................       766.5       552.2       725.7       523.9       311.5
                                                                  -----------------------------------------------------------
   Income from continuing operations ..........................     1,327.4       838.5     1,218.7       897.1       568.2
Loss from discontinued operations .............................       --          --          --          --           (8.5)
                                                                  -----------------------------------------------------------
   Net income .................................................   $ 1,327.4   $   838.5   $ 1,218.7   $   897.1   $   559.7
                                                                  -----------------------------------------------------------

FINANCIAL RATIOS
Return on average assets ......................................        1.85%       1.22%       1.81%       1.42%        .89%
Return on average common equity ...............................        21.9        14.6        21.1        17.2        10.9
Efficiency ratio ..............................................        53.1        59.6        52.9        59.0        67.5
Net interest margin ...........................................        4.87        5.04        5.04        5.10        4.99

SELECTED FINANCIAL RATIOS BEFORE
   RESTRUCTURING AND MERGER-RELATED CHARGES
   AND OTHER NONRECURRING ITEMS
Diluted earnings per share ....................................   $    1.96   $    1.68   $    1.47   $    1.23   $     .98
Return on average assets ......................................        2.03%       1.83%       1.69%       1.51%       1.23%
Return on average common equity ...............................        24.1        22.0        19.8        18.3        15.3
Efficiency ratio ..............................................        49.1        48.9        52.2        56.3        62.1
Banking efficiency ratio* .....................................        44.2        47.9        51.5        55.8        61.4

PER COMMON SHARE:
Earnings per share from continuing operations .................   $    1.81   $    1.13   $    1.60   $    1.19   $     .73
   Loss from discontinued operations ..........................       --          --          --          --           (.01)
                                                                  -----------------------------------------------------------
Earnings per share ............................................   $    1.81   $    1.13   $    1.60   $    1.19   $     .72
                                                                  -----------------------------------------------------------

Diluted earnings per share from continuing operations .........   $    1.78   $    1.11   $    1.57   $    1.16   $     .71
   Loss from discontinued operations ..........................       --          --          --          --           (.01)
                                                                  -----------------------------------------------------------
Diluted earnings per share ....................................   $    1.78   $    1.11   $    1.57   $    1.16   $     .70
                                                                  -----------------------------------------------------------
Dividends paid** ..............................................   $     .70   $     .62   $     .55   $     .48   $     .39

AVERAGE BALANCE SHEET DATA:
Loans .........................................................   $  55,979   $  53,513   $  50,855   $  47,703   $  44,584
Earning assets ................................................      63,868      61,675      60,201      56,556      56,233
Assets ........................................................      71,791      68,771      67,402      63,084      62,708
Deposits ......................................................      47,327      47,336      47,252      44,726      46,146
Long-term debt ................................................      11,481       7,527       4,908       4,162       3,796
Common equity .................................................       6,049       5,667       5,679       5,090       4,887
Total shareholders' equity ....................................       6,049       5,798       5,919       5,345       5,180

YEAR-END BALANCE SHEET DATA:
Loans .........................................................   $  59,122   $  54,708   $  52,355   $  49,345   $  46,375
Assets ........................................................      76,438      71,295      69,749      65,668      64,737
Deposits ......................................................      50,034      49,027      49,356      45,779      46,115
Long-term debt ................................................      13,781      10,247       5,369       4,583       4,225
Common equity .................................................       5,970       5,890       5,613       5,089       4,837
Total shareholders' equity ....................................       5,970       5,890       5,763       5,342       5,105
-----------------------------------------------------------------------------------------------------------------------------

*    WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.
**   DIVIDENDS PER SHARE HAVE NOT BEEN RESTATED FOR THE U.S. BANCORP ("USBC")
     OR METROPOLITAN FINANCIAL CORPORATION ("MFC") MERGERS. USBC PAID COMMON DIVIDENDS OF $139.1 MILLION THROUGH JULY OF 1997 ($.62 PER SHARE), $168.7 MILLION IN 1996 ($1.18 PER SHARE), $133.1 MILLION IN 1995 ($1.06 PER SHARE) AND $116.0 MILLION IN 1994 ($.94 PER SHARE). MFC PAID COMMON DIVIDENDS OF $25.1 MILLION IN 1994 ($.80 PER SHARE).
-------------------------------------------------------------------------------

U.S. Bancorp                                                                 17

Corporate Trust and Institutional Financial Services, and Investment Banking and Brokerage. These segments are determined based on the products and services provided to customers through various distribution channels.

BASIS OF FINANCIAL PRESENTATION Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Noninterest income and expenses directly related to each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Noninterest expenses incurred by centrally managed operational units that support business lines' operations are directly charged to the business lines based on standard unit costs and volume measurements. Indirect expenses are allocated pro-rata based on the ratio of the business line's direct expense to total consolidated noninterest expense. Income taxes are assessed at the consolidated effective tax rate. Nonrecurring items are not identified by or allocated to lines of business. Since the Company's decision-making process emphasizes the creation of shareholder value, capital is allocated to each line of business based on its inherent risks, including credit, operational and other business risks. On and off-balance sheet assets subject to credit risk are assigned risk factors based upon expected loss experience and volatility taking into consideration changes in business practices that may introduce more or less risk into the portfolio. Certain lines of business, such as the Corporate Trust and Institutional Financial Services, have no significant balance sheet components. For these business lines, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory minimum requirements. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1998 certain organization and methodology changes were made and 1997 and 1996 results are presented on a comparable basis.

-------------------------------------------------------------------------------
TABLE 2  LINE OF BUSINESS FINANCIAL PERFORMANCE

                                   Commercial & Business Banking
                                  and Private Financial Services            Retail Banking              Payment Systems
                              -----------------------------------------------------------------------------------------------------
                                                         1997-1998                           1997-1998                    1997-1998
(Dollars in Millions)           1998     1997     1996   % Change   1998     1997    1996    % Change  1998   1997   1996  % Change
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) . $1,385.8 $1,347.5 $1,246.3    2.8%  $1,466.5 $1,506.8 $1,547.5   (2.7)% $194.7 $193.5 $197.8      .6%
Provision for credit losses .     31.8     44.7     29.3  (28.9)     184.9    167.7    106.8   10.3    162.3  152.9  135.1     6.1
Noninterest income ..........    361.7    335.9    310.0    7.7      505.7    506.0    445.0    (.1)   592.4  433.5  376.2    36.7
Noninterest expense .........    583.7    611.4    596.7   (4.5)   1,072.3  1,190.2  1,268.4   (9.9)   320.8  255.7  242.8    25.5
Income taxes and
 taxable-equivalent
 adjustment .................    430.5    395.8    360.1             271.9    252.4    239.0           115.6   84.2   75.9
                              --------------------------          --------------------------          --------------------
Income before nonrecurring
 items ...................... $  701.5 $  631.5 $  570.2   11.1   $  443.1 $  402.5 $  378.3   10.1   $188.4 $134.2 $120.2    40.4
                              --------------------------          --------------------------          --------------------
Net nonrecurring items
 (after-tax).................

Net income...................

AVERAGE BALANCE SHEET DATA:
Commercial loans ............ $ 31,778 $ 29,413 $ 27,130    8.0   $  2,129 $  2,070 $  1,954    2.9   $1,482 $1,275 $1,163    16.2
Consumer loans, excluding
 residential mortgage .......      641      578      540   10.9     12,193   11,826   11,416    3.1    4,120  3,747  3,241    10.0
Residential mortgage loans ..      315      281      331   12.1      3,321    4,323    5,080  (23.2)      --     --     --      --
Assets ......................   40,473   38,233   36,068    5.9     22,021   23,432   24,560   (6.0)   7,067  6,151  5,631    14.9
Deposits ....................   11,209   10,152    8,348   10.4     34,315   35,617   37,539   (3.7)     123     46     41      *
Common equity ...............    3,055    3,155    2,981   (3.2)     1,626    1,588    1,846    2.4      544    486    478    11.9
                              --------------------------          --------------------------          --------------------
Return on average assets ....     1.73%    1.65%    1.58%             2.01%    1.72%    1.54%           2.67%  2.18%  2.13%
Return on average
 common equity ("ROCE") .....     23.0     20.0     19.1              27.3     25.3     20.5            34.6   27.6   25.1
Net tangible ROCE** .........     32.1     27.3     23.7              41.2     39.3     32.7            50.4   39.0   41.9
Efficiency ratio ............     33.4     36.3     38.3              54.4     59.1     63.7            40.8   40.8   42.3
Efficiency ratio on a
 cash basis** ...............     30.0     34.7     37.0              52.1     56.6     61.4            38.0   37.7   39.3
-----------------------------------------------------------------------------------------------------------------------------------

*     NOT MEANINGFUL.
** CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED AMORTIZATION.
NOTE: PREFERRED DIVIDENDS AND NONRECURRING ITEMS ARE NOT ALLOCATED TO THE
      BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF NONRECURRING ITEMS.
-------------------------------------------------------------------------------

18                                                                 U.S. Bancorp

COMMERCIAL & BUSINESS BANKING AND PRIVATE FINANCIAL SERVICES Commercial & Business Banking and Private Financial Services includes lending, treasury management, and other financial services to middle market, large corporate and mortgage banking companies and private banking and personal trust clients. Operating earnings increased to $701.5 million in 1998, compared with $631.5 million in 1997 and $570.2 million in 1996. Return on average assets was 1.73 percent in 1998, compared with 1.65 percent in 1997 and 1.58 percent in 1996, and net tangible return on average common equity was 32.1 percent in 1998, compared with 27.3 and 23.7 percent in 1997 and 1996 respectively.

     Net interest income increased each year, reflecting growth in average loan and deposit balances partially offset by margin compression in the commercial loan and deposit portfolios. The provision for credit losses decreased $12.9 million in 1998 primarily due to an improvement in nonperforming assets and related credit performance of the commercial loan portfolio. Noninterest income increased $25.8 million in 1998 to $361.7 million, compared with $335.9 million in 1997. The increase reflects increased trust fees and other fees. Noninterest expense decreased $27.7 million in 1998 to $583.7 million as compared with 1997, reflecting expense savings attained from the integration of USBC. Noninterest expense in 1997 was $611.4 million, a $14.7 million increase from 1996. The efficiency ratio on a cash basis improved to 30.0 percent in 1998, compared with 34.7 percent in 1997 and 37.0 percent in 1996.

RETAIL BANKING Retail Banking delivers products and services to the broad consumer market and small-business through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Operating earnings were $443.1 million in 1998, compared with $402.5 million in 1997 and $378.3 million in 1996. Return on average assets increased to 2.01 percent from 1.72 percent in 1997 and 1.54 percent in 1996. Net tangible return on average common equity increased to 41.2 percent from 39.3 percent and 32.7 percent in 1997 and 1996, respectively.

     Net interest income declined each year, due primarily to the planned runoff of the residential mortgage loan portfolio partially offset by a decline in deposits and by growth in home equity loans. The provision for credit losses increased $17.2 million in 1998 to $184.9 million, compared to $167.7 million in 1997. The increase reflects growth in the consumer loan portfolios and an increase in

-------------------------------------------------------------------------------

                                    Corporate Trust and              Investment Banking                 Consolidated
                              Institutional Financial Services         and Brokerage                      Company
                              -----------------------------------------------------------------------------------------------------
                                                     1997-1998                      1997-1998                             1997-1998
(Dollars in Millions)           1998    1997    1996 % Change  1998    1997    1996 % Change   1998      1997     1996    % Change
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) . $ 63.3  $ 53.1  $ 38.4    19.2% $  1.6  $  5.1  $ 4.7     *    $3,111.9  $3,106.0  $3,034.7     .2%
Provision for credit losses .     --      --      --      --      --      --     --     --      379.0     365.3     271.2    3.8
Noninterest income ..........  303.0   251.6   236.5    20.4   481.2    75.2   64.0     *     2,244.0   1,602.2   1,431.7   40.1
Noninterest expense .........  175.8   160.0   156.7     9.9   475.2    83.4   67.2     *     2,627.8   2,300.7   2,331.8   14.2
Income taxes and
 taxable-equivalent
 adjustment .................   72.4    55.8    45.7             2.9    (1.2)    .6             893.3     787.0     721.3
                              ----------------------          ---------------------          ----------------------------
Income before nonrecurring
 items ...................... $118.1  $ 88.9  $ 72.5    32.8  $  4.7  $ (1.9) $  .9     *     1,455.8   1,255.2   1,142.1   16.0
                              ----------------------          ---------------------
Net nonrecurring items
 (after-tax).................                                                                  (128.4)   (416.7)     76.6  (69.2)
                                                                                             ----------------------------
Net income...................                                                                $1,327.4  $  838.5  $1,218.7   58.3
                                                                                             ----------------------------
AVERAGE BALANCE SHEET DATA:
Commercial loans ............ $   --  $   --  $   --      --  $   --  $   --  $  --     --   $ 35,389  $ 32,758  $ 30,247    8.0
Consumer loans, excluding
 residential mortgage .......     --      --      --      --      --      --     --     --     16,954    16,151    15,197    5.0
Residential mortgage loans ..     --      --      --      --      --      --     --     --      3,636     4,604     5,411  (21.0)
Assets ......................    564     378     586    49.2   1,666     577    557     *      71,791    68,771    67,402    4.4
Deposits ....................  1,680   1,521   1,324    10.5      --      --     --     --     47,327    47,336    47,252     --
Common equity ...............    514     379     329    35.6     310      59     45     *       6,049     5,667     5,679    6.7
                              ----------------------          ---------------------          ----------------------------
Return on average assets ....      *       *       *               *       *      *              2.03%     1.83%     1.69%
Return on average
 common equity ("ROCE") .....   23.0%   23.5%   22.0%            1.5%   (3.2)%  2.0%             24.1      22.0      19.8
Net tangible ROCE** .........   46.0    41.1    39.8            19.0    (3.2)   2.0              37.0      31.8      27.9
Efficiency ratio ............   48.0    52.5    57.0            98.4   103.9   97.8              49.1      48.9      52.2
Efficiency ratio on a
 cash basis** ...............   45.5    47.2    50.2            96.4   103.9   97.8              46.4      46.5      50.0
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

U.S. Bancorp                                                                 19
credit-related fraud losses. Noninterest income was $505.7 million in 1998, relatively flat to the $506.0 million in 1997 but an increase over the 1996 total of $445.0 million. The increase from 1996 to 1997 is due primarily to increased service charges on deposits. Noninterest expense decreased each year, reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to 52.1 percent in 1998, compared to 56.6 percent in 1997 and 61.4 percent in 1996.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased to $188.4 million in 1998, compared with $134.2 million in 1997 and $120.2 million in 1996. Return on average assets was 2.67 percent in 1998, compared with 2.18 percent in 1997 and 2.13 percent in 1996. Net tangible return on average common equity improved to 50.4 percent in 1998, compared with 39.0 percent in 1997 and 41.9 percent in 1996.

     Fee-based noninterest income increased $158.9 million in 1998 to $592.4 million, compared with $433.5 million in 1997. In 1996, fee-based noninterest income was $376.2 million. The 1998 increase was due to growth in the sales volume of the corporate card, the purchasing card, and the Northwest Airlines WorldPerks-Registered Trademark- credit card, and an increase in the commercial and consumer card interchange rates as well as the buyout of the third party interest in a merchant processing alliance. Payment Systems expects a more moderate growth in credit card revenue in 1999 due to the loss of approximately 50 percent of the U.S. Government purchasing card business, effective December 1, 1998. See Table 5, Noninterest Income, for additional information. Noninterest expense increased due to increased technology spending and costs related to increased sales volume. Net tangible return on average common equity improved to 50.4 percent in 1998, compared to 39.0 percent in 1997 and 41.9 percent in 1996.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and the former Piper Capital Management acquired in May of 1998. Operating earnings increased to $118.1 million in 1998, compared with $88.9 million in 1997 and $72.5 million in 1996. Net tangible return on average common equity was 46.0 percent in 1998, compared with 41.1 percent and 39.8 percent in 1997 and 1996, respectively.

     Noninterest income increased to $303.0 million in 1998 from $251.6 million in 1997 and $236.5 million in 1996. The increases are due primarily to increases in mutual fund advisory fees and corporate trust fees. The efficiency ratio on a cash basis improved to 45.5 percent in 1998 from 47.2 percent in 1997 and 50.2 percent in 1996, reflecting the effective integration of acquisitions, process re-engineering efforts, and revenue growth.

INVESTMENT BANKING AND BROKERAGE Investment Banking and Brokerage includes the U.S. Bancorp Piper Jaffray broker/dealer and U.S. Bancorp's existing broker/dealer operations. The U.S. Bancorp Piper Jaffray broker/dealer is a full-service brokerage company that was acquired as part of the acquisition of Piper Jaffray Companies Inc. on May 1, 1998. Table 2 reflects the results of the U.S. Bancorp Piper Jaffray broker/dealer since the acquisition date, including the amortization of intangible assets and employee retention programs (totaling $32.5 million in 1998), and U.S. Bancorp's existing broker/dealer operations for all periods.

-------------------------------------------------------------------------------
TABLE 3  ANALYSIS OF NET INTEREST INCOME

(Dollars in Millions)                                                             1998        1997        1996
-----------------------------------------------------------------------------------------------------------------
Net interest income, as reported ...........................................   $ 3,060.6   $ 3,048.1   $ 2,970.6
   Taxable-equivalent adjustment ...........................................        51.3        57.9        64.1
                                                                               ----------------------------------
Net interest income (taxable-equivalent basis) .............................   $ 3,111.9   $ 3,106.0   $ 3,034.7
                                                                               ----------------------------------
Average balances of earning assets supported by:
   Interest-bearing liabilities ............................................   $  49,908   $  48,097   $  47,413
   Noninterest-bearing liabilities .........................................      13,960      13,578      12,788
                                                                               ----------------------------------
      Total earning assets .................................................   $  63,868   $  61,675   $  60,201
                                                                               ----------------------------------
Average yields and weighted average rates (taxable-equivalent basis):
   Earning assets yield ....................................................        8.55%       8.68%       8.60%
   Rate paid on interest-bearing liabilities ...............................        4.70        4.67        4.52
                                                                               ----------------------------------
Gross interest margin ......................................................        3.85%       4.01%       4.08%
                                                                               ----------------------------------
Net interest margin ........................................................        4.87%       5.04%       5.04%
                                                                               ----------------------------------
Net interest margin without taxable-equivalent increments ..................        4.79%       4.94%       4.93%
-----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

20                                                                 U.S. Bancorp

-------------------------------------------------------------------------------
TABLE 4  NET INTEREST INCOME - CHANGES DUE TO RATE AND VOLUME

                                                  1998 Compared with 1997                    1997 Compared with 1996
                                          ----------------------------------------------------------------------------------
(Dollars in Millions)                      Volume       Yield/Rate       Total         Volume       Yield/Rate       Total
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in:
   Interest income:
      Loans ............................   $218.6         $(88.3)        $130.3       $ 238.8         $  5.8        $244.6
      Taxable securities ...............    (62.6)          (5.2)         (67.8)        (56.5)         (18.0)        (74.5)
      Nontaxable securities ............     (4.1)          (2.7)          (6.8)         (1.9)          20.3          18.4
      Federal funds sold and
         resale agreements .............      4.8           (1.4)           3.4         (16.1)           1.2         (14.9)
      Other ............................     41.3            6.8           48.1           (.8)            .2           (.6)
                                          ----------------------------------------------------------------------------------
         Total .........................    198.0          (90.8)         107.2         163.5            9.5         173.0
   Interest expense:
      Savings deposits and time
         deposits less than $100,000....    (13.8)           (.3)         (14.1)        (31.8)          12.5         (19.3)
      Time deposits over $100,000 ......    (27.9)          (3.8)         (31.7)         10.9            3.8          14.7
      Short-term borrowings ............    (90.1)           2.2          (87.9)       (105.7)          10.4         (95.3)
      Long-term debt ...................    232.4          (18.7)         213.7         159.8           (4.6)        155.2
      Mandatorily redeemable
         preferred securities ..........     21.3           --             21.3          46.4         --              46.4
                                          ----------------------------------------------------------------------------------
         Total .........................    121.9          (20.6)         101.3          79.6           22.1         101.7
                                          ----------------------------------------------------------------------------------
      Increase (decrease) in net
         interest income ...............  $  76.1         $(70.2)       $   5.9       $  83.9         $(12.6)       $ 71.3
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

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $3.11 billion in 1998 and 1997 and $3.03 billion in 1996. Average earning assets increased $2.2 billion (4 percent) in 1998, driven by core commercial and consumer loan growth, partially offset by reductions in investment securities and residential mortgages. Average loans were up $2.5 billion (5 percent) from 1997. Excluding residential mortgage loan balances, 1998 average loans were higher by approximately $3.4 billion (7 percent) than 1997, reflecting growth in commercial loans, home equity and second mortgages and credit card loans. Loan growth in the Western states was not as robust as in the Midwest or the Rocky Mountain states due to the Company's focus on customer retention, employee training and conversion, as well as the impact of Asian economic problems on the level of exports from the region and related economic activity and the Company's desire to maintain strong credit quality during turbulence in the financial markets. See Table 7 for detail of the Company's loan portfolio distribution.

     Average available-for-sale and held-to-maturity securities were $917 million lower in 1998 compared with 1997, reflecting both maturities and sales of securities.

     Despite the growth in earning assets, net interest income remained virtually unchanged due to a decline in net interest margin during 1998. The net interest margin, on a taxable-equivalent basis declined to 4.87 percent in 1998 from 5.04 percent in 1997 and 1996. The decrease was primarily due to growth in Payment Systems' noninterest-bearing assets including corporate and purchasing card loan balances, the funding required by the Piper Jaffray acquisition and the share repurchase program, and margin compression in the commercial loan portfolio.

     The increase in net interest income from 1996 to 1997 was primarily attributable to growth in earning assets, driven by core commercial and consumer loan production partially offset by reductions in available-for-sale and held-to-maturity securities and residential mortgages. Average loans were up $2.7 billion (5 percent) from 1996 to 1997 reflecting growth in commercial, home equity and credit card portfolios offset by reductions in other consumer loans.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $379.0 million in 1998, compared to $460.3 million in 1997 and $271.2 million in 1996. The provision for 1997 included a $95.0 million merger-related charge related to the USBC acquisition. Net charge-offs totaled $434.2 million in 1998, $449.7 million in 1997 and $261.5 million in 1996. Net charge-offs for 1997 included $62.3 million of merger-related charge-offs. The $95.0 merger-related provision and $62.3 million of charge-offs were taken as a result of an alignment of the classification and charge-off practices of former USBC with those of the Company. Excluding merger-related provisions, the provision increased by $13.7 million in 1998 reflecting growth in the portfolios.

-------------------------------------------------------------------------------


U.S. Bancorp                                                                 21

-------------------------------------------------------------------------------
TABLE 5  NONINTEREST INCOME

(Dollars in Millions)                                                           1998        1997        1996
---------------------------------------------------------------------------------------------------------------
Credit card fee revenue ....................................................  $  574.8    $  418.8    $  351.5
Trust and investment management fees .......................................     413.0       348.0       302.3
Service charges on deposit accounts ........................................     406.0       396.2       377.2
Investment products fees and commissions ...................................     229.7        65.7        59.7
Trading account profits and commissions ....................................     118.1        30.9        29.0
Investment banking revenue .................................................     100.4          --          --
Other ......................................................................     402.0       342.6       312.0
                                                                              ---------------------------------
   Subtotal ................................................................   2,244.0     1,602.2     1,431.7

Securities gains ...........................................................      12.6         3.6        20.8
Gain on sale of mortgage banking operations and other assets ...............        --         9.4        71.4
Termination fee, net .......................................................        --          --       190.0
State income tax refund ....................................................        --          --        65.0
Other ......................................................................        --          --         4.2
                                                                              ---------------------------------
   Nonrecurring gains ......................................................      12.6        13.0       351.4
                                                                              ---------------------------------
      Total noninterest income .............................................  $2,256.6    $1,615.2    $1,783.1
---------------------------------------------------------------------------------------------------------------

The provision for credit losses was $55.2 million lower than net charge-offs in 1998 primarily due to continuation of a strong domestic economy, reduced exposure to foreign markets and improvements in the commercial loan portfolio as reflected in a decline in commercial nonperforming assets of $21.0 million in 1998. Excluding merger-related activities, net charge-offs increased by $46.8 million in 1998, reflecting growth in consumer loans and higher credit related fraud losses. The higher provision and net charge-offs in 1997 as compared with 1996, excluding the merger-related provision, resulted from increased loan growth and higher commercial net charge-offs. Refer to "Corporate Risk Profile" for further information on credit quality.

NONINTEREST INCOME Noninterest income was $2.26 billion in 1998, compared with $1.62 billion in 1997 and $1.78 billion in 1996. A number of nonrecurring gains affected noninterest income each year as summarized in Table 5. Nonrecurring gains in 1998 included $12.6 million in net securities gains. Nonrecurring gains for 1997 included a $9.4 million gain on the sale of an affinity credit card portfolio and $3.6 million in net securities gains. Nonrecurring gains for 1996 included: $190 million, net of expenses, received for the termination of the First Interstate Bancorp merger agreement; a $65 million state tax refund, including interest; a $45.8 million gain on the sale of the Company's mortgage banking operations; a $25.6 million gain on branch and credit card portfolio sales; a $4.2 million gain on the sale of premises; and, $20.8 million in net securities gains.

     Excluding nonrecurring items, noninterest income in 1998 was $2.24 billion, compared with $1.60 billion in 1997 and $1.43 billion in 1996. Excluding nonrecurring items and the effect of the Piper Jaffray acquisition, noninterest income increased $237.6 million (15 percent) in 1998. The increase resulted principally from growth in credit card revenue of $156.0 million and trust and investment management fee revenue of $65.0 million. Credit card revenue increased primarily due to higher volumes for purchasing and corporate cards, and the Northwest Airline WorldPerks program. In addition, the Company's revenue base was affected by the renewal of the WorldPerks program in late 1997 and the buyout of the third party interest in a merchant processing alliance in early 1998. Without these items, credit card fees would have increased 27 percent. During the third quarter of 1998, the U.S. Government completed its bidding process for agency purchasing card contracts for which the Company had been the exclusive provider. The Company retained approximately one-half of the business. The new contracts were effective December 1, 1998, and, on a pro forma basis, this change represents a reduction in earnings per share of $.05, annually. Trust and investment management fees, investment products fees and commissions and investment banking revenue increased due to core growth in corporate, institutional and personal trust businesses and the acquisition of Piper Jaffray. Excluding nonrecurring items, noninterest income in 1997 increased $170.5 million (12 percent) as compared to 1996. The increase was primarily due to growth in credit card revenue resulting from higher sales volumes, asset growth in core trust businesses and service charges on increasing demand deposit account balances.

NONINTEREST EXPENSE Noninterest expense was $2.84 billion in 1998, compared with $2.81 billion in 1997 and $2.54 billion in 1996. Total noninterest expense included nonrecurring charges of $216.5 million in 1998, compared to $511.6 million in 1997 and $206.3 million in 1996 as summarized in Table 6. During 1998, the Company incurred $203.8 million of merger-related expenses to integrate

-------------------------------------------------------------------------------

22                                                                 U.S. Bancorp

-------------------------------------------------------------------------------
TABLE 6  NONINTEREST EXPENSE

(Dollars in Millions, Except Per Employee Data)                              1998        1997        1996
------------------------------------------------------------------------------------------------------------
Salaries* ..............................................................   $1,210.9    $  969.3    $  955.3
Employee benefits* .....................................................      222.3       217.4       219.4
                                                                           ---------------------------------
   Total personnel expense .............................................    1,433.2     1,186.7     1,174.7
Net occupancy ..........................................................      187.4       182.0       179.4
Furniture and equipment ................................................      153.4       165.4       175.2
Goodwill and other intangible assets* ..................................      143.7       113.3       100.6
Professional services* .................................................       71.3        70.3        58.0
Telephone ..............................................................       69.7        59.7        60.2
Third party data processing ............................................       67.4        39.2        35.6
Advertising and marketing ..............................................       67.2        56.6        61.2
Other personnel costs ..................................................       53.0        66.6        83.4
Printing, stationery and supplies ......................................       46.7        37.4        44.3
Postage ................................................................       46.3        44.7        42.8
FDIC insurance .........................................................        8.1         9.0        11.9
Other* .................................................................      280.4       269.8       304.5
                                                                           ---------------------------------
   Subtotal, before nonrecurring charges ...............................    2,627.8     2,300.7     2,331.8

Merger-related .........................................................      216.5       511.6        49.5
SAIF special assessment ................................................         --          --        61.3
Branch distribution resizing ...........................................         --          --        38.6
Goodwill and other intangible assets valuation adjustment ..............         --          --        29.5
Special employee bonus .................................................         --          --        10.1
Other ..................................................................         --          --        17.3
                                                                           ---------------------------------
   Nonrecurring charges ................................................      216.5       511.6       206.3
                                                                           ---------------------------------
      Total noninterest expense ........................................   $2,844.3    $2,812.3    $2,538.1
                                                                           ---------------------------------
Efficiency ratio** .....................................................       53.1%       59.6%       52.9%
Efficiency ratio before nonrecurring items .............................       49.1        48.9        52.2
Banking efficiency ratio before nonrecurring items*** ..................       44.2        47.9        51.5
Average number of full-time equivalent employees .......................     26,526      25,858      27,157
------------------------------------------------------------------------------------------------------------

  *  BEFORE EFFECT OF NONRECURRING ITEMS IN 1996.
 ** COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF SECURITIES GAINS AND LOSSES.
***  WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

USBC and $11.7 million related to the acquisition of Piper Jaffray. These merger-related expenses are primarily system conversion costs. As of December 31, 1998, the Company has substantially completed its integration activities associated with the acquisition of USBC with no additional charges expected to be incurred. Approximately $20 million ($12 million after-tax) in merger-related charges are expected to be incurred with respect to Piper Jaffray in 1999. Nonrecurring items in 1997 consisted of merger-related charges of $511.6 million incurred in connection with the USBC transaction, including: $232.3 million of severance costs; $77.2 million of occupancy/equipment writedowns; $43.4 million of capitalized software and other asset write-offs; $35.0 million of investment banking and other transaction costs; $72.7 million of conversion expenses incurred; and, $51.0 million of other merger-related expenses. Nonrecurring charges in 1996 included: merger and integration charges of $49.5 million for the acquisitions of FirsTier Financial, Inc., the BankAmerica corporate trust business and West One Bancorp; $38.6 million in branch distribution resizing expenses; a $29.5 million valuation adjustment to reduce the carrying value of credit card and core deposit intangibles to estimated fair value; $10.1 million for a one-time $750 per-employee bonus; $17.3 million to acquire credit card and revolving credit software and to write-off other miscellaneous assets; and, a $61.3 million one-time special assessment by the FDIC on SAIF deposits. Refer to Note M of the Notes to Consolidated Financial Statements for further information on merger, integration and resizing charges.

     Excluding nonrecurring items, 1998 noninterest expense was $2.63 billion, compared with $2.30 billion in 1997 and $2.33 billion in 1996. Without the effect of Piper Jaffray, noninterest expense, before nonrecurring items, decreased by $87.8 million in 1998, primarily reflecting the expense savings from the integration of USBC. Total salaries and benefits (excluding nonrecurring charges) were $1.43 billion in 1998, compared with $1.19 billion in 1997 and $1.17 billion in 1996. Average full-time equivalent employees increased 3 percent to 26,526 in 1998 from 25,858 in 1997. Amortization of goodwill and other intangible assets was $143.7 million in 1998, $113.3 million in 1997, and $100.6 million in 1996. The increases were a result of the Piper Jaffray acquisition plus several small bank and portfolio purchases during 1997 and the buyout of a merchant processing alliance. The banking efficiency

-------------------------------------------------------------------------------

U.S. Bancorp                                                                 23
ratio (the ratio of expenses to revenue without the impact of investment banking and brokerage activity), before nonrecurring items, was 44.2 percent for 1998, compared with 47.9 percent and 51.5 percent in 1997 and 1996, respectively. The keys to this high productivity are a tight cost control culture throughout the organization and the successful integration of acquisitions.

     Since 1996, the Company has undertaken efforts to address the "Year 2000" computer problem as discussed in further detail on pages 34 and 35 under Corporate Risk Profile. In connection with its Year 2000 project, the Company has substantially completed the evaluation, replacement, renovation, installation and testing of its critical internal computer hardware and software and embedded technologies. Remediation and testing of non-critical systems is in progress and is expected to be substantially completed during 1999. The Company estimates that the cost of its Year 2000 project will aggregate less than $50 million over the three-year period ending December 31, 1999. The Company has not deferred any material information technology projects as a consequence of its Year 2000 efforts.

INCOME TAX EXPENSE The provision for income taxes was $766.5 million in 1998, compared with $552.2 million in 1997 and $725.7 million in 1996. The increase in income taxes provided in 1998 from 1997 was primarily the result of changes in taxable income due to the nonrecurring items discussed above. The Company's effective tax rate was 36.6 percent in 1998, compared to 39.7 percent in 1997 and 37.3 percent in 1996. The effective rate declined in 1998 primarily due to $39.1 million of non-deductible merger-related costs included in 1997 associated with the acquisition of USBC.

     At December 31, 1998, the Company's net deferred tax asset was $261.3 million, compared with $108.2 million at December 31, 1997. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its recent earnings history and available tax carrybacks, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards. For further information on income taxes, refer to Note N of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio increased $4.4 billion to $59.1 billion at December 31, 1998, from $54.7 billion at December 31, 1997. Excluding residential mortgages, average loans for 1998 were $3.4 billion higher than 1997, reflecting core growth in the commercial, home equity and second mortgages and credit card portfolios. Supplementing this core growth, the Company acquired $1.4 billion of consumer loans during 1998 from third party originators including credit card accounts, home equity and high-loan-to-value second mortgages increasing average loan balances by $205.4 million from 1997. The Company's loan portfolio carries credit risk, which may ultimately result in loan charge-offs. The Company manages this risk

-------------------------------------------------------------------------------
 TABLE 7  LOAN PORTFOLIO DISTRIBUTION

                                              1998              1997               1996              1995               1994
                                      ---------------------------------------------------------------------------------------------
                                                Percent            Percent            Percent            Percent            Percent
At December 31 (Dollars in Millions)   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
-----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial ........................ $25,974     43.9%  $23,399     42.8%  $21,393     40.9%  $19,821     40.1%  $17,736     38.2%
  Real estate:
    Commercial mortgage .............   8,193     13.9     8,025     14.7     8,022     15.3     6,864     13.9     6,189     13.4
    Construction ....................   3,069      5.2     2,359      4.3     2,125      4.0     1,516      3.2     1,314      2.8
                                      ---------------------------------------------------------------------------------------------
      Total commercial ..............  37,236     63.0    33,783     61.8    31,540     60.2    28,201     57.2    25,239     54.4

CONSUMER:
    Home equity and second
     mortgage .......................   7,409     12.5     5,815     10.6     5,271     10.1     4,011      8.1     3,500      7.5
    Credit card .....................   4,221      7.1     4,200      7.7     3,632      6.9     3,391      6.9     3,465      7.5
    Automobile ......................   3,413      5.8     3,227      5.9     3,388      6.5     3,243      6.6     3,256      7.0
    Revolving credit ................   1,686      2.9     1,567      2.9     1,581      3.0     1,517      3.1     1,406      3.0
    Installment .....................   1,168      2.0     1,199      2.2     1,463      2.8     1,449      2.9     1,625      3.5
    Student* ........................     829      1.4       686      1.2       580      1.1       468       .9       450      1.0
                                      ---------------------------------------------------------------------------------------------
      Subtotal ......................  18,726     31.7    16,694     30.5    15,915     30.4    14.079     28.5    13,702     29.5
    Residential mortgage ............   3,124      5.3     4,038      7.4     4,752      9.1     6,722     13.6     7,177     15.5
    Residential mortgage held
     for sale .......................      36       --       193       .3       148       .3       343       .7       257       .6
                                      ---------------------------------------------------------------------------------------------
      Total consumer ................  21,886     37.0    20,925     38.2    20,815     39.8    21,144     42.8    21,136     45.6
                                      ---------------------------------------------------------------------------------------------
      Total loans ................... $59,122    100.0%  $54,708    100.0%  $52,355    100.0%  $49,345    100.0%  $46,375    100.0%
-----------------------------------------------------------------------------------------------------------------------------------

* ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS.
-------------------------------------------------------------------------------

24                                                                 U.S. Bancorp

-------------------------------------------------------------------------------
TABLE 8  COMMERCIAL LOAN EXPOSURE BY INDUSTRY GROUP

                                                                               Percentage of Total
                                                                                  at December 31
                                                                               -------------------
INDUSTRY TYPE                                                                         1998
--------------------------------------------------------------------------------------------------
Consumer cyclical products and services .....................................         16.6%
Capital goods ...............................................................         12.7
Consumer staples ............................................................         10.9
Financials ..................................................................          9.3
Agricultural ................................................................          7.5
Mortgage banking ............................................................          5.7
Transportation ..............................................................          4.7
Paper products, mining and basic materials ..................................          4.2
Other .......................................................................         28.4
                                                                               -------------------
                                                                                     100.0%
--------------------------------------------------------------------------------------------------

through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. See "Corporate Risk Profile" for a more detailed discussion of the management of credit risk including the allowance for credit losses.

COMMERCIAL Commercial loans totaled $26.0 billion at year-end 1998, up $2.6 billion (11 percent) from year-end 1997. Year-end 1997 commercial loans were $23.4 billion, up $2.0 billion (9 percent) from year-end 1996. The increase was primarily attributable to growth in core commercial loans within all industry groups.

     The Company offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, agricultural credit, correspondent banking and energy lending. The Company monitors and manages the portfolio diversification by industry, customer and geography. The commercial portfolio reflects the Company's focus of serving middle market and larger corporate businesses throughout its 17 state banking region and national customers within certain niche industry groups. The Company also provides financing to enable customers to grow their businesses through acquisitions of existing businesses, buyouts or other recapitalizations. These leveraged financings are diversified among industry groups and underwritten based on demonstrated historical cash flows of the business.

     Table 8 shows the significant industry groups based on commercial loans outstanding at December 31, 1998. This diverse mix of industries is similar to 1997 and 1996.

-------------------------------------------------------------------------------
TABLE 9  COMMERCIAL REAL ESTATE EXPOSURE BY PROPERTY TYPE AND GEOGRAPHY

                                                                               Percentage of Total
                                                                                  at December 31
                                                                               -------------------
PROPERTY TYPE                                                                   1998        1997
--------------------------------------------------------------------------------------------------
Mixed-use office ..................................................              17.2%       13.1%
Retail ............................................................              16.6        15.1
Office building ...................................................              15.7        12.8
Multi-family ......................................................              11.5        10.2
Hotel/motel .......................................................               8.9         8.9
Single-family residential .........................................               8.5         7.8
Land ..............................................................               6.2         6.3
Other, primarily owner-occupied ...................................              15.4        25.8
                                                                               -------------------
                                                                                100.0%      100.0%
--------------------------------------------------------------------------------------------------
GEOGRAPHY
--------------------------------------------------------------------------------------------------
Washington ........................................................              24.0%       24.3%
Oregon ............................................................              14.9        16.0
California ........................................................              13.3        13.0
Minnesota .........................................................               9.3         8.9
Other states within banking region ................................              33.5        32.3
                                                                               -------------------
   Total banking region ...........................................              95.0        94.5
Other regions .....................................................               5.0         5.5
                                                                               -------------------
                                                                                100.0%      100.0%
--------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

U.S. Bancorp                                                                 25

     The Company's Asian exposure at December 31, 1998, was approximately $49.0 million consisting primarily of trade letters of credit. Commercial credit exposure to other distressed foreign economies including Brazil and Russia was minimal at year end.

     The geographical distribution of the commercial portfolio is concentrated in the Company's banking region, with approximately 50 percent of amounts outstanding to borrowers in Washington, Minnesota and Oregon.

COMMERCIAL REAL ESTATE The Company's portfolio of commercial real estate mortgages and construction loans grew to $11.3 billion at December 31, 1998, compared with $10.4 billion at December 31, 1997, primarily due to an increase in construction loans of $710 million related to successful business development efforts and general growth in the commercial real estate sector.

     Commercial mortgages outstanding increased to $8.2 billion at December 31, 1998, compared with $8.0 billion at December 31, 1997. Real estate construction loans at December 31, 1998, totaled $3.1 billion compared with $2.4 billion from year-end 1997. Table 9 shows the detail of real estate exposures by property type and geographic location. The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time, if retained, the loan is transferred to the commercial mortgage portfolio. Approximately $374.8 million of construction loans were transferred to the commercial mortgage portfolio in 1998.

     At year-end 1998, real estate secured $160 million of tax-exempt industrial development loans and $1.15 billion of standby letters of credit. At year-end 1997, these exposures totaled $170 million and $1.02 billion, respectively. The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $2.68 billion at December 31, 1998, and $2.38 billion at December 31, 1997.

     The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial loan category and totaled $1.78 billion at December 31, 1998, and $1.08 billion at December 31, 1997.

CONSUMER Total consumer loan outstandings increased $961 million to $21.9 billion at December 31, 1998, from $20.9 billion at December 31, 1997. Excluding a $1.1 billion (25 percent) decrease in residential mortgage loans, consumer loans increased $2.0 billion (12 percent), primarily due to growth in home equity and second mortgage loans and core consumer loans. Home equity and second mortgages increased $1.6 billion due to the Company's purchase of a $900 million portfolio of high-loan-to-value ("high-LTV") second mortgages and successful marketing promotions. Both the yields and credit costs associated with the purchased loans are expected to be higher than the typical home equity loans originated by the Company. The decrease in residential mortgages reflects the Company's continuing emphasis on other consumer loan products.

     Of total consumer balances outstanding, approximately 85 percent are to customers located in the Company's banking region. See "Corporate Risk Profile" for a discussion of the general economic conditions within the Company's banking region.

SECURITIES At December 31, 1998, available-for-sale securities totaled $5.6 billion compared with $6.9 billion at December 31, 1997, reflecting both maturities and sales of securities. The relative mix of the type of available-for-sale securities has not changed significantly from the prior year. The objectives of the Company's investment portfolio are to meet business line collateral needs and offset interest rate risk positions.

DEPOSITS Noninterest-bearing deposits were $16.4 billion at December 31, 1998, compared with $14.5 billion at December 31, 1997. The increase in noninterest bearing deposits of $1.9 billion reflects core business growth and customer preferences to maintain higher account levels as compensating balances given the existing interest rate environment. Interest-bearing

--------------------------------------------------------------------------------
TABLE 10  AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AVERAGE MATURITY

At December 31, 1998                                Average Contractual Maturity
--------------------------------------------------------------------------------
U.S. Treasury ................................................ 2 years, 7 months
Other U.S. agencies .......................................... 3 years, 9 months
State and political .......................................... 5 years, 5 months
Other* ....................................................... 6 years, 6 months
   Total ..................................................... 4 years, 7 months
--------------------------------------------------------------------------------

*EXCLUDES EQUITY SECURITIES THAT HAVE NO STATED MATURITY.

THE AVERAGE EFFECTIVE LIFE OF THE HOLDINGS IS EXPECTED TO BE LESS THAN THE AVERAGE CONTRACTUAL MATURITIES SHOWN IN THE TABLE BECAUSE BORROWERS MAY HAVE THE RIGHT TO CALL OR PREPAY OBLIGATIONS WITH OR WITHOUT CALL OR PREPAYMENT PENALTIES. THE TABLE ABOVE DOES NOT INCLUDE MORTGAGE-BACKED SECURITIES AND ASSET-BACKED SECURITIES.

26                                                                  U.S. Bancorp

-------------------------------------------------------------------------------------------------------------
TABLE 11 AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AMORTIZED COST, FAIR VALUE AND YIELD BY MATURITY DATE

Maturing:                         Within 1 Year                1-5 Years                   5-10 Years
-------------------------------------------------------------------------------------------------------------
                            Amor-                      Amor-                       Amor-
At December 31, 1998        tized     Fair             tized     Fair              tized       Fair
(Dollars in Millions)        Cost    Value    Yield     Cost    Value    Yield      Cost      Value     Yield
-------------------------------------------------------------------------------------------------------------
U.S. Treasury ...........    $211     $212     5.84%    $160     $164     5.62%     $118       $124     5.63%
Mortgage-backed* ........      --       --       --       --       --       --        --         --       --
Other U.S. agencies .....       1        1     6.57        2        2     6.39         3          3     6.61
State and political** ...     135      136     7.99      521      536     7.67       399        413     7.62
Other ...................       1        1     7.25        4        4     6.88         2          2     6.53
                             --------------------------------------------------------------------------------
                             $348     $350     6.68%    $687     $706     7.19%     $522       $542     7.16%
-------------------------------------------------------------------------------------------------------------


                                                               Mortgage-Backed and
Maturing:                         Over 10 Years              Asset-Backed Securities                  Total
------------------------------------------------------------------------------------------------------------------------
                            Amor-                          Amor-                           Amor-
At December 31, 1998        tized     Fair                 tized       Fair                tized      Fair
(Dollars in Millions)        Cost    Value      Yield       Cost      Value     Yield       Cost      Value     Yield
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury ...........    $ --     $ --       --%      $   --     $   --       --%     $  489     $  500     5.72%
Mortgage-backd* .........      --       --       --        3,395      3,438     6.74       3,395      3,438     6.74
Other U.S. agencies .....      --       --       --          246        253     7.16         252        259     7.15
State and political** ...     164      170     8.12           --         --       --       1,219      1,255     7.75
Other ...................      99      118     6.32***        --         --       --         106        125     6.70***
                             -------------------------------------------------------------------------------------------
                             $263     $288     8.09%***   $3,641     $3,691     6.77%     $5,461     $5,577     6.90%***
------------------------------------------------------------------------------------------------------------------------

* VARIABLE RATE MORTGAGE-BACKED SECURITIES REPRESENTED 12% OF THE BALANCE OF MORTGAGE-BACKED SECURITIES.
** YIELDS ON STATE AND POLITICAL OBLIGATIONS THAT ARE NOT SUBJECT TO FEDERAL
   INCOME TAX HAVE BEEN ADJUSTED TO TAXABLE-EQUIVALENT USING A 35% TAX RATE. ***AVERAGE YIELD CALCULATIONS EXCLUDE EQUITY SECURITIES THAT HAVE NO STATED
   YIELD.


deposits totaled $33.7 billion at December 31, 1998, compared with $34.5 billion at December 31, 1997. The decrease in interest-bearing deposit balances reflects customers transferring funds into alternative investment vehicles and a reduction in time certificates greater than $100,000 of $461 million.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $3.4 billion at December 31, 1998, relatively unchanged from $3.3 billion at year-end 1997.

     Long-term debt was $13.8 billion at December 31, 1998, up from $10.2 billion at December 31, 1997. To fund core asset growth, the Company issued $4.2 billion of debt, with an average original maturity of 2.9 years, under its medium-term and bank note programs during 1998, and increased its Federal Home Loan Bank Advances by $800 million. The Company also issued $300 million of 6.50 percent fixed rate subordinated notes due February 1, 2008, $300 million of 6.30 percent fixed rate subordinated notes due July 15, 2008, and $400 million of 5.70 percent fixed rate subordinated notes due December 15, 2008. These issuances were partially offset by $2.6 billion of medium-term and bank note maturities.

CORPORATE RISK PROFILE

OVERALL RISK PROFILE Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity, and liquidity. In addition, most companies are currently assessing and establishing processes to minimize risk exposure associated with the Year 2000. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as the result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers. The Year 2000 risk is the potential business interruption associated with a computer's inability to recognize the year 2000 and continue processing activities beyond December 31, 1999.

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

     In evaluating its credit risk, the Company considers changes in underwriting activities, if any, the loan portfolio composition, including product mix and geographic, industry or customer-specific concentrations, trends in loan performance, assessments of a specific customer's Year 2000 readiness, the level of allowance coverage, and macroeconomic factors. Generally, the domestic economy of the nation is considered strong even though financial markets have been more volatile in 1998 than in 1997. Most economic indicators in the Company's operating regions are similar to or compare favorably with national trends. Approximately 45 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon and Washington. According to federal and state government agencies, unemployment rates in Minnesota, Oregon and Washington were 2.5 percent, 5.5 percent and 4.7 percent, respectively, for the month of December 1998, compared with the national unemployment rate of 4.3


U.S. Bancorp                                                                  27
percent. Through September 30, 1998, the national foreclosure rate was 1.14 percent, compared with .53 percent in Minnesota, .38 percent in Oregon, and
 .60 percent in Washington.

     The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans. For additional information on interest rate swaps, see "Interest Rate Risk Management."

ANALYSIS OF NET LOAN CHARGE-OFFS Net loan charge-offs decreased $15.5 million to $434.2 million, compared with $449.7 million in 1997. Included in 1997 net charge-offs was $62.3 million of merger-related charge-offs, taken to align the classification and charge-off practices of the former USBC with those of the Company. Commercial loan net charge-offs for 1998 were $65.2 million, compared with $132.9 million, including merger-related charge-offs of $55.3 million, in 1997. Consumer loan net charge-offs in 1998 were $369.0 million, compared with $316.8 million, including merger-related charge-offs of $7.0 million, in 1997. Excluding these nonrecurring merger-related net charge-offs, the level of net charge-offs increased $46.8 million from 1997 representing a reduction in commercial net charge-offs of $12.4 million offset by an increase in consumer net charge-offs of $59.2 million. The increase in consumer loan net charge-offs reflects growth in the consumer loan portfolio and an increase in credit-related fraud losses. The ratio of consumer net charge-offs to average loans in 1998 was 1.79 percent, up from
1.53 percent in 1997. The Company expects the ratio of consumer net charge-offs to increase slightly in 1999 due to higher credit costs associated with recently acquired portfolios. The ratio of total net charge-offs to average loans was .78 percent in 1998, compared with .84 percent in 1997.

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1998, nonperforming assets totaled $304.3 million, compared with $339.5 million at year-end 1997 and $320.0 million at year-end 1996. The ratio of nonperforming assets to loans plus other real estate was .51 percent at December 31, 1998, compared with .62 percent at year-end 1997 and .61 percent at year-end 1996.

     In 1998, nonperforming commercial loans decreased $13.4 million
(7 percent) and nonperforming commercial real estate loans decreased $7.6 million (13 percent) reflecting improvements in the commercial and commercial real estate loan portfolios. Nonperforming other real estate decreased $15.8 million (52 percent) reflecting declines in real estate foreclosures. Interest payments are currently received on approximately 33 percent of the Company's nonperforming loans. The payments are typically applied against the principal balance and not recorded as income.

     Accruing loans 90 days or more past due totaled $106.8 million, compared with $93.8 million at December 31, 1997, and $90.6 million at December 31, 1996. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were
2.39 percent of the total consumer portfolio at December 31, 1998, compared with 2.76 percent of the total consumer portfolio at December 31, 1997. Consumer loans 90 days or more past due totaled .75 percent of the total consumer loan portfolio at December 31, 1998, compared with .70 percent of the total consumer loan portfolio at December 31, 1997.

--------------------------------------------------------------------------------
TABLE 12  NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                        1998          1997          1996
-------------------------------------------------------------------------
COMMERCIAL:
   Commercial ......................     .32%          .65%          .15%
   Real estate:
      Commercial mortgage ..........    (.20)         (.20)         (.11)
      Construction .................     .11           .16           .08
                                        ---------------------------------
      Total commercial .............     .18           .41           .08
CONSUMER:
   Residential mortgage ............     .17           .12           .08
   Credit card .....................    4.36          4.11          3.88
   Other ...........................    1.45          1.28           .85
                                        ---------------------------------
      Total consumer ...............    1.79          1.53          1.16
                                        ---------------------------------
         Total .....................     .78%          .84%          .51%
-------------------------------------------------------------------------

28                                                                  U.S. Bancorp

--------------------------------------------------------------------------------------------------------------------------
TABLE 13  NONPERFORMING ASSETS*

                                                                                    At December 31
                                                          ----------------------------------------------------------------
(Dollars in Millions)                                       1998           1997          1996           1995          1994
--------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
   Commercial .........................................   $165.7         $179.1        $143.7         $ 91.6        $ 92.4
   Real estate:
      Commercial mortgage .............................     35.5           45.4          44.4           76.5         154.0
      Construction ....................................     17.2           14.9          18.8           13.3          46.0
                                                          ----------------------------------------------------------------
      Total commercial ................................    218.4          239.4         206.9          181.4         292.4
CONSUMER:
   Residential mortgage ...............................     46.6           52.1          57.6           54.2          60.9
   Credit card ........................................       --             --            --            5.7           7.5
   Other ..............................................     13.9            5.6           4.8            6.3           9.0
                                                          ----------------------------------------------------------------
      Total consumer ..................................     60.5           57.7          62.4           66.2          77.4
                                                          ----------------------------------------------------------------
         Total nonperforming loans ....................    278.9          297.1         269.3          247.6         369.8
OTHER REAL ESTATE .....................................     14.3           30.1          43.2           66.5          87.5
OTHER NONPERFORMING ASSETS ............................     11.1           12.3           7.5            6.2           5.6
                                                          ----------------------------------------------------------------
         Total nonperforming assets ...................   $304.3         $339.5        $320.0         $320.3        $462.9
                                                          ----------------------------------------------------------------
Accruing loans 90 days or more past due** .............   $106.8         $ 93.8        $ 90.6         $ 68.8        $ 40.2
Nonperforming loans to total loans ....................      .47%           .54%          .51%           .50%          .80%
Nonperforming assets to total
     loans plus other real estate .....................      .51            .62           .61            .65          1.00
Net interest lost on nonperforming loans ..............   $ 14.9         $ 17.1        $ 24.8         $ 23.2        $ 24.8
--------------------------------------------------------------------------------------------------------------------------

* THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.

**THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
  INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.


ANALYSIS AND ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses provides coverage for losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including regulatory guidance and economic conditions. Management has determined that the allowance for credit losses is adequate.

     At December 31, 1998, the allowance was $1.00 billion, or 1.69 percent of loans. This compares with an allowance of $1.01 billion, or 1.84 percent of loans, at year-end 1997, and $992.5 million, or 1.90 percent of loans, at December 31, 1996. The ratio of the allowance for credit losses to nonperforming loans was 359 percent at December 31, 1998, compared to 340 percent at year-end 1997 and 369 percent at year-end 1996.

     Although the recent trend of steady economic growth may contribute to the continued improvement in the credit

---------------------------------------------------------------------------------------------------------------------------
TABLE 14  DELINQUENT LOAN RATIOS*

                                                                                     At December 31
                                                             --------------------------------------------------------------
90 days or more past due                                     1998           1997          1996           1995          1994
---------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
   Commercial ............................................    .65%           .78%          .70%           .49%          .54%
   Real estate:
      Commercial mortgage ................................    .44            .57           .55           1.17          2.52
      Construction .......................................    .56            .67           .91            .92          3.52
                                                          -----------------------------------------------------------------
      Total commercial ...................................    .60            .72           .68            .68          1.18
CONSUMER:
   Residential mortgage ..................................   1.86           1.58          1.48            .99           .97
   Credit card ...........................................    .74            .69           .88            .88           .74
   Other .................................................    .51            .41           .34            .24           .15
                                                          -----------------------------------------------------------------
      Total consumer .....................................    .75            .70           .70            .59           .53
                                                          -----------------------------------------------------------------
         Total ...........................................    .65%           .71%          .69%           .64%          .88%
---------------------------------------------------------------------------------------------------------------------------

* RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING LOAN BALANCES.

U.S. Bancorp                                                                  29

-------------------------------------------------------------------------------------------------------------
TABLE 15  SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

(Dollars in Millions)                                      1998         1997       1996       1995       1994
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year ......................    $1,008.7     $  992.5     $908.0     $862.3     $811.3

CHARGE-OFFS:
   Commercial:
      Commercial ..................................       134.2        184.4       86.4       51.3       86.7
      Real estate:
         Commercial mortgage ......................         7.5         14.3       17.0       22.1       49.8
         Construction .............................         4.6          4.3        2.3         .4       12.2
                                                       ------------------------------------------------------
         Total commercial .........................       146.3        203.0      105.7       73.8      148.7
   Consumer:
      Residential mortgage ........................         7.3          6.7        6.8        6.9        5.9
      Credit card .................................       196.8        172.4      150.4      123.7      115.0
      Other .......................................       241.7        194.3      134.3      121.6       82.2
                                                       ------------------------------------------------------
         Total consumer ...........................       445.8        373.4      291.5      252.2      203.1
                                                       ------------------------------------------------------
            Total .................................       592.1        576.4      397.2      326.0      351.8
RECOVERIES:
   Commercial:
      Commercial ..................................        55.6         38.8       56.0       56.6       61.6
      Real estate:
         Commercial mortgage ......................        23.8         30.5       25.7       18.7       22.6
         Construction .............................         1.7           .8        1.0        2.5        2.9
                                                       ------------------------------------------------------
         Total commercial .........................        81.1         70.1       82.7       77.8       87.1
   Consumer:
      Residential mortgage ........................         1.0          1.3        2.4        1.8        1.9
      Credit card .................................        21.4         20.2       16.6       17.1       15.7
      Other .......................................        54.4         35.1       34.0       34.2       26.5
                                                       ------------------------------------------------------
         Total consumer ...........................        76.8         56.6       53.0       53.1       44.1
                                                       ------------------------------------------------------
            Total .................................       157.9        126.7      135.7      130.9      131.2
NET CHARGE-OFFS:
   Commercial:
      Commercial ..................................        78.6        145.6       30.4       (5.3)      25.1
      Real estate:
         Commercial mortgage ......................       (16.3)       (16.2)      (8.7)       3.4       27.2
         Construction .............................         2.9          3.5        1.3       (2.1)       9.3
                                                       ------------------------------------------------------
         Total commercial .........................        65.2        132.9       23.0       (4.0)      61.6
   Consumer:
      Residential mortgage ........................         6.3          5.4        4.4        5.1        4.0
      Credit card .................................       175.4        152.2      133.8      106.6       99.3
      Other .......................................       187.3        159.2      100.3       87.4       55.7
                                                       ------------------------------------------------------
         Total consumer ...........................       369.0        316.8      238.5      199.1      159.0
                                                       ------------------------------------------------------
            Total .................................       434.2        449.7      261.5      195.1      220.6
Provision charged to operating expense ............       379.0        460.3      271.2      239.1      243.7
Additions related to acquisitions .................        47.4          5.6       74.8        1.7       27.9
                                                       ------------------------------------------------------
Balance at end of year ............................    $1,000.9     $1,008.7     $992.5     $908.0     $862.3
                                                       ------------------------------------------------------
Allowance as a percentage of:
   Period-end loans ...............................        1.69%        1.84%      1.90%      1.84%      1.86%
   Nonperforming loans ............................         359          340        369        367        233
   Nonperforming assets ...........................         329          297        310        283        186
   Net charge-offs ................................         231          224        380        465        391
Net charge-offs as a percentage of average
  loans outstanding:
   Commercial .....................................         .18%         .41%       .08%      (.01)%      .25%
   Consumer .......................................        1.79         1.53       1.16        .96        .80
      Total .......................................         .78          .84        .51        .41        .49
-------------------------------------------------------------------------------------------------------------

30                                                                  U.S. Bancorp

-----------------------------------------------------------------------------------------------
TABLE 16  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                        Allocation Amount at December 31
                                                 ----------------------------------------------
(Dollars in Millions)                                1998       1997     1996     1995     1994
-----------------------------------------------------------------------------------------------
COMMERCIAL:
     Commercial ..............................   $  205.9   $  226.2   $232.9   $226.7   $214.3
     Real estate:
          Commercial mortgage ................       25.8       29.7     42.4     38.9     60.0
          Construction .......................       10.9       15.9     12.5      7.7      9.1
                                                 -----------------------------------------------
          Total commercial ...................      242.6      271.8    287.8    273.3    283.4
CONSUMER:
     Residential mortgage ....................       10.0        8.9      9.9     10.3     13.2
     Credit card .............................      177.0      137.6    132.1     97.4     91.5
     Other ...................................      283.0      206.5    164.9    119.6     86.1
                                                 -----------------------------------------------
          Total consumer .....................      470.0      353.0    306.9    227.3    190.8
                                                 -----------------------------------------------
     Total allocated .........................      712.6      624.8    594.7    500.6    474.2
     Unallocated portion .....................      288.3      383.9    397.8    407.4    388.1
                                                 -----------------------------------------------
          Total allowance ....................   $1,000.9   $1,008.7   $992.5   $908.0   $862.3
------------------------------------------------------------------------------------------------
                                                  Allocation as a Percent of Loans Outstanding
                                                 -----------------------------------------------
(Dollars in Millions)                                1998     1997     1996     1995     1994
------------------------------------------------------------------------------------------------
COMMERCIAL:
     Commercial ..............................        .79%     .97%    1.09%    1.14%    1.21%
     Real estate:
          Commercial mortgage ................        .31      .37      .53      .57      .97
          Construction .......................        .36      .67      .59      .51      .69
                                                 -----------------------------------------------
          Total commercial ...................        .65      .80      .91      .97     1.12
CONSUMER:
     Residential mortgage ....................        .32      .21      .20      .15      .18
     Credit card .............................       4.19     3.28     3.64     2.87     2.64
     Other ...................................       1.95     1.65     1.34     1.12      .84
                                                 -----------------------------------------------
          Total consumer .....................       2.15     1.69     1.47     1.08      .90
                                                 -----------------------------------------------
     Total allocated .........................       1.21     1.14     1.14     1.01     1.02
     Unallocated portion .....................        .49      .70      .76      .83      .84
                                                 -----------------------------------------------
          Total allowance ....................       1.69%    1.84%    1.90%    1.84%    1.86%
------------------------------------------------------------------------------------------------


portfolio, financial market volatility, economic stagnation or reversals and recent trends of corporate earnings could increase the required level of the allowance for credit losses.

     Management allocates part of the allowance to certain sectors based on relative risk characteristics of the loan portfolio. Table 16 shows the allocation of the allowance for credit losses by loan category. Commercial allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. An analysis of the migration of commercial loans and actual loss experience throughout the business cycle is also conducted to assess reserves allocated to credits with similar risk characteristics. The allowance allocated to commercial loan portfolios declined $29.2 million to $242.6 million in 1998 reflecting a decline in nonperforming assets. Consumer allocations are based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, and historical and expected delinquency and charge-off statistics for each homogenous category or group of loans. The allowance allocated to consumer loans increased $117.0 million to $470.0 million in 1998 primarily due to expected increases in net charge-offs related to acquired portfolios and credit-related fraud.

     Regardless of the extent of the Company analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allocated allowances for homogenous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures and for the risk in concentrations to specific borrowers, financings of highly leveraged transactions, products or industries. The unallocated portion of the allowance decreased to $288.3 million at year-end 1998 from $383.9 million and $392.0 million at December 31, 1997, and 1996. The decrease of $95.6 million in 1998 is primarily due to improvements in the commercial loan portfolio as reflected in a decline in nonperforming assets, a reduction of commitments to Asian and Indonesian markets, less uncertainty of credit risks within the loan portfolios of the former U.S. Bancorp of Portland, Oregon, and a decline in volatility of commercial portfolio exposures. These improvements are partially offset by credit exposures to agricultural and timber concentrations given current commodity market prices. Although the allocation of the allowance is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. Refer to Note A of the Notes to Consolidated Financial Statements for additional information on the allowance for credit losses.

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

U.S. Bancorp                                                                  31

Analysis. As part of Market Value Simulation Modeling, ALCO uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities.

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 12 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities and forecasted loan and deposit growth. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of one percent, two percent and three percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit pricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to two percent of forecasted net interest income given a one percent change in interest rates. At December 31, 1998, forecasted net interest income for the next 12 months would decrease 11 basis points from an immediate 100 basis point upward parallel shift in rates and increase 5 basis points from a downward shift of similar magnitude.

MARKET VALUE/DURATION ANALYSIS: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of one, two and three percent rate shocks on the present value of all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to a limit, approved by the Company's Board of Directors, of one percent of assets for an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits.

     The VaR model used to measure and manage market risk in the broker/dealer business uses an estimate of volatility appropriate to each instrument and a three standard deviation move in the underlying markets. The Company believes the market risk inherent in its broker/dealer activities, including fixed income, equities and foreign exchange, is immaterial.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest-rate risk and has established limits, approved by the Company's Board of Directors, for gap positions in the one- to two-year and two- to three-year time periods of five percent of assets.

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

     In 1998, the Company added $3.1 billion of interest rate swaps to reduce its interest rate risk. This increase was partially offset by $1.2 billion of interest rate swap maturi-

--------------------------------------------------------------------------------------------------------------
TABLE 17 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At December 31, 1998 (Dollars in Millions)
--------------------------------------------------------------------------------------------------------------
                                                                                    Weighted          Weighted
                                                                                     Average           Average
Receive Fixed Swaps*                                              Notional     Interest Rate     Interest Rate
Maturity Date                                                       Amount          Received              Paid
--------------------------------------------------------------------------------------------------------------
1999 ..........................................................    $2,242           6.09%             5.54%
2000 ..........................................................       815           6.23              5.53
2001 ..........................................................       357           6.52              5.55
2002 ..........................................................       845           5.82              5.54
2003 ..........................................................       605           5.89              5.52
Thereafter ....................................................     2,375           6.36              5.53
                                                                   ------
Total .........................................................    $7,239           6.17%             5.53%
--------------------------------------------------------------------------------------------------------------

*AT DECEMBER 31, 1998, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT
 REQUIRED IT TO PAY FIXED-RATE INTEREST.

32                                                                  U.S. Bancorp

----------------------------------------------------------------------------------------------------------------------------
TABLE 18  INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                              Repricing Maturities
                                                    ------------------------------------------------------------------------
                                                    Less Than       3-6     6-12       1-5   More Than    Non-Rate
At December 31, 1998 (Dollars in Millions)           3 Months    Months   Months     Years     5 Years   Sensitive     Total
----------------------------------------------------------------------------------------------------------------------------
Assets:
   Loans ............................................ $33,663   $ 3,071   $4,219   $13,026     $ 5,116     $    27   $59,122
   Available-for-sale securities ....................     779       392      622     2,053       1,610         121     5,577
   Other earning assets .............................   1,983         6       13       119         198          --     2,319
   Nonearning assets ................................   1,344        28      313       965       3,206       3,564     9,420
                                                      ----------------------------------------------------------------------
      Total assets .................................. $37,769   $ 3,497   $5,167   $16,163     $10,130     $ 3,712   $76,438
                                                      ----------------------------------------------------------------------
Liabilities and Equity:
   Deposits ......................................... $23,165   $ 2,019   $2,927   $11,656     $10,267     $    --   $50,034
   Other purchased funds ............................   3,350        --        1         3          11          --     3,365
   Long-term debt ...................................  10,073        52       34       955       2,667          --    13,781
   Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely the junior subordinated
    debentures of the parent company ................      --        --       --        --         950          --       950
   Other liabilities ................................      --        --      182        91          --       2,065     2,338
   Equity ...........................................      --        --       --        --          --       5,970     5,970
                                                      ----------------------------------------------------------------------
      Total liabilities and equity .................. $36,588   $ 2,071   $3,144   $12,705     $13,895     $ 8,035   $76,438
                                                      ----------------------------------------------------------------------
Effect of off-balance sheet hedging instruments:
   Receiving fixed .................................. $   625   $   535   $1,122   $ 2,227     $ 2,300     $    --   $ 6,809
   Paying floating ..................................  (6,809)       --       --        --          --          --    (6,809)
                                                      ----------------------------------------------------------------------
      Total effect of off-balance sheet hedging
       instruments .................................. $(6,184)  $   535   $1,122   $ 2,227     $ 2,300     $    --   $    --
                                                      ----------------------------------------------------------------------
Repricing gap ....................................... $(5,003)  $ 1,961   $3,145   $ 5,685     $(1,465)    $(4,323)  $    --
Cumulative repricing gap ............................  (5,003)   (3,042)     103     5,788       4,323          --        --
----------------------------------------------------------------------------------------------------------------------------

THIS TABLE ESTIMATES THE REPRICING MATURITIES OF THE COMPANY'S ASSETS, LIABILITIES, AND HEDGING INSTRUMENTS BASED UPON THE COMPANY'S ASSESSMENT OF THE REPRICING CHARACTERISTICS OF CONTRACTUAL AND NON-CONTRACTUAL INSTRUMENTS. NON-CONTRACTUAL DEPOSIT LIABILITIES ARE ALLOCATED AMONG THE VARIOUS MATURITY CATEGORIES AS FOLLOWS: APPROXIMATELY 40 PERCENT OF REGULAR SAVINGS, 30 PERCENT OF INTEREST-BEARING CHECKING, 50 PERCENT OF NON-INDEXED MONEY MARKET CHECKING, AND 60 PERCENT OF MONEY MARKET SAVINGS BALANCES ARE REFLECTED IN THE LESS THAN 3 MONTHS CATEGORY, WITH THE REMAINDER PLACED IN THE 1-5 YEARS CATEGORY. APPROXIMATELY 73 PERCENT OF DEMAND DEPOSITS AND RELATED NONEARNING ASSET ACCOUNTS IS ALLOCATED IN THE MORE THAN 5 YEARS CATEGORY, 15 PERCENT IS ALLOCATED IN THE 1-5 YEARS CATEGORY WITH THE REMAINING ALLOCATED IN THE LESS THAN 3 MONTHS CATEGORY.


ties. Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of December 31, 1998, the Company received payments on $7.2 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed rate received of 6.17 percent and a weighted average variable rate paid of 5.53 percent. The remaining maturity of these agreements ranges from 1 month to 10 years with an average remaining maturity of 3.8 years. Swaps increased net interest income for the years ended December 31, 1998, 1997, and 1996 by $37.9 million, $25.1 million, and $32.2 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Cap counterparties pay the Company when specified rates rise above a specified point or strike level. The payment is based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at December 31, 1998. To hedge against falling interest rates, the Company uses interest rate floors. Floor counterparties pay the Company when specified rates fall below the strike level. Like caps, the payment is based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of December 31, 1998, all of which were LIBOR-indexed, was $500 million. The impact of caps and floors on net interest income was not material for the years ended December 31, 1998, 1997 and 1996. See Notes A and O of the Notes to Consolidated Financial Statements for the Company's accounting policy related to these types of transactions.

LIQUIDITY MANAGEMENT The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for structuring the balance sheet to meet these needs. It regularly reviews current and

U.S. Bancorp                                                                  33
forecasted funding needs as well as market conditions for issuing debt to wholesale investors. Based on this information, ALCO supervises wholesale funding activity, as well as the maintenance of contingent funding sources.

     A majority of the Company's funding comes from customer deposits within its operating region. While the Company has funded incremental balance sheet growth with negotiated funds, its short-term purchased funds index remained relatively low at 7.8 percent at December 31, 1998, compared with a peer group median of 21.1 percent at September 30, 1998. The index is calculated as negotiated funding under one year (which includes Federal Home Loan Bank ("FHLB") borrowings, foreign branch time deposits, federal funds purchased, bank notes, medium-term notes and repurchase agreements), net of federal funds sold and resale agreements, divided by loans and securities.

     The Company's ability to raise negotiated funding at competitive prices is influenced by rating agencies' views of the Company's credit quality, liquidity, capital, and earnings. As of December 31, 1998, Moody's Investors Services, Standard & Poors, and Thomson BankWatch rated the Company's senior debt as "A1," "A," and "A+," respectively. The debt ratings reflect the agencies' recognition of the strong, consistent financial performance of the Company and quality of the balance sheet.

     At the parent company, funding primarily consists of long-term debt and equity. At December 31, 1998, parent company long-term debt outstanding was $3.5 billion, compared with $2.4 billion at December 31, 1997.

     The parent company issued $1.2 billion of medium-term notes during 1998. Total parent company debt maturing in 1999 is $629 million. These debt obligations are expected to be met through medium-term note issuances, as well as $604 million of parent company cash and cash equivalents at December 31, 1998. It is the Company's practice to maintain liquid assets at the parent company sufficient to fund its operating cash needs and near-term debt maturities.

     During 1998, the Company issued $350 million of Company-obligated mandatorily redeemable preferred securities (the "preferred securities") through a wholly-owned subsidiary grantor trust. The preferred securities qualify as tier 1 capital for bank holding companies and pay distributions periodically.

YEAR 2000 RISK MANAGEMENT The Company has undertaken efforts to address the "Year 2000" computer problem, which arose because many computer applications worldwide will not properly recognize the date change from December 31, 1999, to January 1, 2000, potentially causing production of erroneous data, miscalculations, system failures and other operational problems. In the early 1990s, the Company implemented significant technology changes and replaced many of its principal data processing applications with licensed software packages. The Company also undertook an organization-wide initiative to address the Year 2000 issue, including the formation in 1996 of a dedicated project team of employees to evaluate the Year 2000 impact on the Company's critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, check sorting machines, vaults and security systems), and on its customers. In addition to evaluating the scope of the Year 2000 issue, the project team prioritized tasks, developed implementation plans and established completion and testing schedules. As a result, the Company is replacing, modifying or reprogramming certain systems, is requiring that new purchased hardware and software be Year 2000 compliant, and is testing systems in an isolated environment dedicated to Year 2000 testing. Apart from the Company's project, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.

     Evaluation, replacement, renovation, installation and testing of the Company's critical internal computer hardware and software (including software to be remediated by vendors) and embedded technologies have been substantially completed, in accordance with bank regulatory guidelines, allowing time for necessary refinements and additional testing before December 31, 1999. In addition, the remediation and testing of non-critical systems is in progress and is expected to be substantially completed during 1999.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparties, clearing houses, utilities (e.g. power, telecommunication, transportation), governmental agencies (including the Federal Reserve, which provides services for processing and settling payments and securities transactions between banks) and other entities with which the Company does business. The Company is communicating with these parties to monitor their efforts in addressing the Year 2000 issue and to evaluate any likely impact on the Company. For example, the Company is conducting ongoing Year 2000 surveys and evaluations of its corporate and middle-market borrowing customers and of other significant funds takers, funds providers and capital market/asset management counterparties, and has implemented in its lending units uniform criteria for identifying, managing and underwriting Year

34                                                                  U.S. Bancorp

2000 credit risk. The Company is reviewing its fiduciary activities for Year 2000 risk related to marketable securities, special assets and counterparties. The Company is scheduling testing with critical service providers as necessary and expects such testing to be completed by March 31, 1999. A prioritized schedule for external testing during 1999 with certain large customers also is being established. In addition, the Company expects to participate in tests organized by major industry and governmental organizations as they are scheduled throughout the remainder of 1999, including tests sponsored by the Federal Reserve, the National Automated Clearing House Association and the Securities and Exchange Commission.

     Based on the Company's Year 2000 efforts, management presently believes that the Year 2000 issue will not result in significant operational problems for the Company. In addition, the Company's Year 2000 project has contingency plans designed to mitigate the potential effects of system failures in the event of reasonably likely worst case scenarios. These contingency plans, which are expected to be substantially completed by June 30, 1999, in accordance with bank regulatory guidelines, include back-up solutions for mission-critical operations and business continuation plans for significant vendors and other business partners. For example, the Company has arranged for reserve power supplies for certain vital locations, and will have available back-up account data and alternative manual processes for certain business line functions. The Company also has developed a liquidity management plan to address potential increased funding needs that may arise as the millennium approaches. Notwithstanding the Company's efforts and such contingency plans, however, given the unprecedented nature of the Year 2000 computer problem, there can be no assurance that Year 2000 issues will not arise, or that any such issues will be fully mitigated. Further, the Year 2000 efforts of third parties are not within the Company's control, and their failure to remediate Year 2000 issues successfully could result in, among other things, business disruption, operational problems, financial loss, increased credit risk and legal liability for the Company. At the present time, it is not possible to determine whether any such third-party failures are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

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

CAPITAL MANAGEMENT

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At December 31, 1998, tangible common equity (common equity less goodwill) was $4.5 billion, or 6.0 percent of assets, compared with 7.0 percent at year-end 1997 and 6.7 percent at year-end 1996. The tier 1 capital ratio was 6.4 percent at December 31, 1998, compared with 7.4 percent at December 31, 1997. This ratio was 7.6 percent at December 31, 1996. The total risk-based capital ratio was
10.9 percent at December 31, 1998, compared with 11.6 percent at December 31, 1997, and 11.9 percent at December 31, 1996. The leverage ratio was 6.8 percent at December 31, 1998, compared with 7.3 percent and 7.5 percent at December 31, 1997, and December 31, 1996, respectively.

     The measures used to assess capital include the capital ratios established by the bank regulatory agencies, including the specific ratios for the "well capitalized" designation.

-----------------------------------------------------------------------------------------------
TABLE 19  CAPITAL RATIOS

At December 31 (Dollars in Millions)                          1998           1997          1996
-----------------------------------------------------------------------------------------------
Tangible common equity* ................................    $4,465         $4,897        $4,625
   As a percent of assets ..............................       6.0%           7.0%          6.7%
Tier 1 capital .........................................    $4,917         $5,028        $4,983
   As a percent of risk-adjusted assets ................       6.4%           7.4%          7.6%
Total risk-based capital ...............................    $8,343         $7,859        $7,777
   As a percent of risk-adjusted assets ................      10.9%          11.6%         11.9%
Leverage ratio .........................................       6.8            7.3           7.5
-----------------------------------------------------------------------------------------------

*DEFINED AS COMMON EQUITY LESS GOODWILL.

U.S. Bancorp                                                                  35

-----------------------------------------------------------------------------------------------------------------------------
TABLE 20  SUBSIDIARY CAPITAL RATIOS

                                                                                          At December 31, 1998
                                                                        -----------------------------------------------------
                                                                                        Total
                                                                         Tier 1    Risk-based                           Total
(Dollars in Millions)                                                   Capital       Capital       Leverage           Assets
-----------------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL REQUIREMENTS:
Minimum .............................................................       4.0%          8.0%           3.0%
Well-Capitalized ....................................................       6.0          10.0            5.0

SIGNIFICANT BANK SUBSIDIARIES:
U.S. Bank National Association ......................................       6.8          11.3            7.3          $69,713
U.S. Bank National Association ND ...................................      12.0          15.6           11.9            1,696
U.S. Bank National Association MT ...................................       9.9          13.4           10.5            1,123
-----------------------------------------------------------------------------------------------------------------------------

NOTE: THESE BALANCES AND RATIOS WERE PREPARED IN ACCORDANCE WITH REGULATORY ACCOUNTING PRINCIPLES AS DISCLOSED IN THE SUBSIDIARIES' REGULATORY REPORTS.


The Company manages various capital ratios to maintain appropriate capital levels in accordance with Board-approved capital guidelines, ascribing the most significance to the tangible common equity ratio. The Company intends to maintain sufficient capital in each of its bank subsidiaries to be "well capitalized" as defined by the regulatory agencies.

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. The Company repurchased 24.6 million shares for $963 million in 1998.

     On April 22, 1998, the Company's shareholders authorized an increase in the Company's capital stock necessary to implement the three-for-one split of the Company's common stock announced February 18, 1998. The number of common and preferred shares which the Company has authority to issue was increased from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The stock split was in the form of a 200 percent dividend payable May 18, 1998, to shareholders of record on May 4, 1998. The impact of the stock split has been reflected in the financial statements for all periods presented and all share and per share data included herein.

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

     Approximately 93.0 million common shares were repurchased under 1996 Board authorizations, including 14.7 million during 1997. These authorizations were either completed or rescinded prior to the USBC acquisition.

     On November 14, 1997, the Company redeemed all outstanding shares of its preferred stock at a redemption price of $25 per share, together with accrued and unpaid dividends. On November 29, 1996, the Company called all remaining shares of its Series 1991A Convertible Preferred Stock.

DIVIDENDS During 1998, total dividends on common stock were $516.4 million compared with $445.7 million in 1997 and $406.9 million in 1996. The Company has raised its quarterly dividend rate in each of the past five years. On a per share basis, dividends paid to common shareholders totaled $.70 in 1998, $.62 in 1997, and $.55 in 1996. On February 17, 1999, the Board of Directors increased the quarterly common dividend rate to $.195 from $.175.

     The Company's primary funding sources for common stock dividends are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its depository subsidiaries is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note S of the Notes to Consolidated Financial Statements.

ACCOUNTING CHANGES

COMPREHENSIVE INCOME Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the balance sheet. All prior periods presented have been restated to conform to the provisions of this Statement.

COMPUTER SOFTWARE COSTS Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed

36                                                                  U.S. Bancorp
or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Historically, the Company has expensed such costs as incurred. Restatement of previously issued annual financial statements or adoption by a cumulative catch-up adjustment was prohibited. The adoption of SOP 98-1 did not have a material impact on the Company.

SEGMENT DISCLOSURE Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Statement requires the disclosure of profit or loss, certain specific revenue and expense items, and assets of all operating segments, with reconciliations of amounts presented to the financial statements. The Statement also requires the disclosure of how the operating segments were determined, the products and services provided by the segments, differences between measurements used in reporting segment information and those used in the financial statements, and changes in the measurement of segment amounts from period to period. All prior period disclosures have been restated to conform with the provisions of this Statement.

PENSIONS AND OTHER POSTRETIREMENT BENEFIT DISCLOSURE Effective January 1, 1998, the Company adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Statement supersedes the disclosure requirements of: SFAS
87, "Employers' Accounting for Pensions"; SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions." The Statement addresses disclosure only and not measurement or recognition. All prior period disclosures have been restated to conform to the provisions of this Statement.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES Effective January 1, 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes criteria, based on legal control, to determine whether a transfer of financial assets is considered a sale or secured borrowing. Effective January 1, 1998, and in accordance with SFAS 127 which amended SFAS 125, the Company adopted the provisions of SFAS 125 relating to securities lending, repurchase agreements and other secured financing transactions. The adoption of SFAS 125 did not have a material effect on the Company.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. Retroactive application of this Statement to prior periods is prohibited. The adoption of SFAS 133 is not expected to have a material impact on the Company.

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

FOURTH QUARTER SUMMARY

In the fourth quarter of 1998, the Company reported operating earnings of $377.3 million ($.52 per diluted share), compared with $335.5 million ($.45 per diluted share) in the fourth quarter of 1997. The results for the fourth quarter of 1998 reflected growth in core noninterest income and a decrease in core noninterest expense from the fourth quarter of 1997. Including nonrecurring items, the Company had net income for the fourth quarter of 1998 of

U.S. Bancorp                                                                  37

--------------------------------------------------------------------------------
TABLE 21  FOURTH QUARTER SUMMARY

                                                              Three Months Ended
                                                                  December 31
                                                              ------------------
(Dollars in Millions, Except Per Share Data)                    1998       1997
--------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (taxable-equivalent basis) .............  $787.1     $784.7
Provision for credit losses ................................   101.0       90.0
                                                              ------------------
   Net interest income after provision for credit losses ...   686.1      694.7
Other noninterest income ...................................   620.1      420.5
Merger-related .............................................    44.1       71.4
Other noninterest expense ..................................   701.2      572.8
                                                              ------------------
   Income before income taxes ..............................   560.9      471.0
Taxable-equivalent adjustment ..............................    12.8       13.7
Income taxes ...............................................   198.9      168.4
                                                              ------------------
   Net income ..............................................  $349.2     $288.9
                                                              ------------------
FINANCIAL RATIOS
Return on average assets ...................................    1.88%      1.64%
Return on average common equity ............................    23.6       20.0
Net interest margin (taxable-equivalent basis) .............    4.78       4.99
Efficiency ratio ...........................................    53.0       53.5
SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS:
Return on average assets ...................................    2.03       1.91
Return on average common equity ............................    25.5       23.3
Efficiency ratio ...........................................    49.8       47.5
Banking efficiency ratio* ..................................    43.2       46.5
PER SHARE DATA:
Earnings per share .........................................  $  .48     $  .39
Diluted earnings per share .................................     .48        .39
Dividends paid .............................................    .175       .155
--------------------------------------------------------------------------------

*WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.


$349.2 million ($.48 per diluted share), compared with net income of $288.9 million ($.39 per diluted share) in the fourth quarter of 1997.

     Fourth quarter net interest income on a taxable-equivalent basis increased $2.4 million to $787.1 million, compared with fourth quarter of 1997. The increase was primarily the result of an increase in average earning assets of $3.0 billion over the fourth quarter of 1997, driven by core commercial and consumer loan growth, partially offset by reductions in securities and residential mortgages. The net interest margin on a taxable-equivalent basis was 4.78 percent compared with 4.99 percent a year ago, reflecting growth in Payment Systems' noninterest-bearing assets, including corporate and purchasing card loan balances, the funding required for the Piper Jaffray acquisition and the share repurchase program, and margin compression in the commercial loan portfolio.

     The provision for credit losses increased to $101.0 million in the fourth quarter of 1998, compared with $90.0 million in the fourth quarter of 1997.

     Noninterest income, before nonrecurring items, increased $199.6 million from the same quarter a year ago, to $620.1 million. Without the effect of Piper Jaffray, noninterest income, before nonrecurring items, increased $51.3 million. The improvement resulted from growth in credit card fee revenue, trust and investment management fees, and other fees. Credit card fee revenue in the fourth quarter of 1998 was affected by the loss of a portion of the U.S. Government purchasing card business. Trust and investment management fees were up due to growth in the corporate, institutional and personal trust businesses and the addition of Piper Jaffray.

     Fourth quarter noninterest expense, before nonrecurring items, totaled $701.2 million, an increase of $128.4 million from the fourth quarter of 1997. Without the effect of Piper Jaffray, noninterest expense, before nonrecurring items, decreased by $24.8 million. The favorable variance in expense primarily reflects the expense savings from the integration of USBC, with year-over-year reductions in salaries and employee benefits, other personnel expense, net occupancy, and furniture and equipment. Without the impact of all investment banking and brokerage activity, the banking efficiency ratio, before nonrecurring items, improved to 43.2 percent from
46.5 percent for the same quarter last year.

38                                                                  U.S. Bancorp

-------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

At December 31 (Dollars in Millions)                                                          1998               1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .................................................................   $  4,772           $  4,739
Federal funds sold ......................................................................         83                 62
Securities purchased under agreements to resell .........................................        461                630
Trading account securities ..............................................................        537                195
Available-for-sale securities ...........................................................      5,577              6,885
Loans ...................................................................................     59,122             54,708
     Less allowance for credit losses ...................................................      1,001              1,009
                                                                                            ---------------------------
     Net loans ..........................................................................     58,121             53,699
Premises and equipment ..................................................................        879                860
Interest receivable .....................................................................        456                405
Customers' liability on acceptances .....................................................        166                535
Goodwill and other intangible assets ....................................................      1,975              1,482
Other assets ............................................................................      3,411              1,803
                                                                                            ---------------------------
               Total assets .............................................................   $ 76,438           $ 71,295
                                                                                            ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .................................................................  $ 16,377           $ 14,544
     Interest-bearing ....................................................................    33,657             34,483
                                                                                            ---------------------------
               Total deposits ............................................................    50,034             49,027
Federal funds purchased ..................................................................     1,255                800
Securities sold under agreements to repurchase ...........................................     1,427              1,518
Other short-term funds borrowed ..........................................................       683                974
Long-term debt ...........................................................................    13,781             10,247
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
     holding solely the junior subordinated debentures of the parent company .............       950                600
Acceptances outstanding ..................................................................       166                535
Other liabilities ........................................................................     2,172              1,704
                                                                                            ---------------------------
               Total liabilities .........................................................    70,468             65,405
Shareholders' equity:
     Common stock, par value $1.25 a share-authorized 1,500,000,000 shares;
          issued: 1998 - 744,797,857 shares; 1997 - 739,933,014 shares ...................       931                925
     Capital surplus .....................................................................     1,247              1,261
     Retained earnings ...................................................................     4,456              3,645
     Accumulated other comprehensive income ..............................................        72                 59
     Less cost of common stock in treasury: 1998 - 19,036,139 shares .....................      (736)                --
                                                                                            ---------------------------
               Total shareholders' equity ................................................     5,970              5,890
                                                                                            ---------------------------
               Total liabilities and shareholders' equity ................................  $ 76,438           $ 71,295
-----------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. Bancorp                                                               39

-------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------

Year Ended December 31 (Dollars in Millions, Except Per Share Data)                  1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans ............................................................................$  4,921.8        $   4,784.5        $   4,537.7
Securities:
     Taxable .....................................................................     303.6              371.5              420.5
     Exempt from federal income taxes ............................................      62.8               68.1               71.0
Other interest income ............................................................     119.2               69.5               85.2
                                                                                  -------------------------------------------------
               Total interest income .............................................   5,407.4            5,293.6            5,114.4
INTEREST EXPENSE
Deposits .........................................................................   1,391.0            1,436.8            1,441.3
Federal funds purchased and repurchase agreements ................................     153.6              183.0              197.9
Other short-term funds borrowed ..................................................      59.1              117.6              198.0
Long-term debt ...................................................................     672.7              459.0              303.8
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
     holding solely the junior subordinated debentures of the parent company .....      70.4               49.1                2.8
                                                                                  -------------------------------------------------
               Total interest expense ............................................   2,346.8            2,245.5            2,143.8
                                                                                  -------------------------------------------------
Net interest income ..............................................................   3,060.6            3,048.1            2,970.6
Provision for credit losses ......................................................     379.0              460.3              271.2
                                                                                  -------------------------------------------------
Net interest income after provision for credit losses ............................   2,681.6            2,587.8            2,699.4
NONINTEREST INCOME
Credit card fee revenue                                                                574.8              418.8              351.5
Trust and investment management fees .............................................     413.0              348.0              302.3
Service charges on deposit accounts ..............................................     406.0              396.2              377.2
Investment products fees and commissions .........................................     229.7               65.7               59.7
Trading account profits and commissions ..........................................     118.1               30.9               29.0
Investment banking revenue .......................................................     100.4               --                 --
Securities gains .................................................................      12.6                3.6               20.8
Gain on sale of mortgage banking operations and other assets .....................      --                  9.4               71.4
Termination fee ..................................................................      --                 --                190.0
State income tax refund ..........................................................      --                 --                 65.0
Other ............................................................................     402.0              342.6              316.2
                                                                                  -------------------------------------------------
               Total noninterest income ..........................................   2,256.6            1,615.2            1,783.1
NONINTEREST EXPENSE
Salaries .........................................................................   1,210.9              969.3              964.5
Employee benefits ................................................................     222.3              217.4              220.3
Net occupancy ....................................................................     187.4              182.0              179.4
Furniture and equipment ..........................................................     153.4              165.4              175.2
Goodwill and other intangible assets .............................................     143.7              113.3              130.1
Professional services ............................................................      71.3               70.3               58.0
Other personnel costs ............................................................      53.0               66.6               83.4
Merger, integration, and resizing ................................................     216.5              511.6               88.1
SAIF special assessment ..........................................................      --                 --                 61.3
Other ............................................................................     585.8              516.4              577.8
                                                                                  -------------------------------------------------
               Total noninterest expense .........................................   2,844.3            2,812.3            2,538.1
                                                                                  -------------------------------------------------
Income before income taxes .......................................................   2,093.9            1,390.7            1,944.4
Applicable income taxes ..........................................................     766.5              552.2              725.7
                                                                                  -------------------------------------------------
Net income .......................................................................$  1,327.4        $     838.5        $   1,218.7
                                                                                  -------------------------------------------------
Net income applicable to common equity ...........................................$  1,327.4        $     827.9        $   1,200.3
                                                                                  -------------------------------------------------
Earnings per share ...............................................................$      1.81       $       1.13       $       1.60
Diluted earnings per share .......................................................$      1.78       $       1.11       $       1.57
-----------------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



40                                                               U.S. Bancorp

-------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                     Common                                               Other
                                                     Shares  Preferred Common   Capital  Retained Comprehensive  Treasury
Year Ended December 31 (Dollars in Millions)    Outstanding*     Stock  Stock   Surplus  Earnings        Income   Stock**    Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995 ......................723,095,643   $ 253.2  $934.8  $1,244.7  $3,275.1     $   31.9  $ (397.8) $5,341.9
Dividends declared:
     Preferred .................................                                            (18.4)                           (18.4)
     Common ....................................                                           (406.9)                          (406.9)
Purchase and retirement of treasury stock ......(78,439,368)            (51.0)   (654.2)                          (784.9) (1,490.1)
Issuance of common stock:
     Acquisitions .............................. 71,253,549              59.4     637.6     (44.4)                 384.2   1,036.8
     Dividend reinvestment .....................    938,634                .6       5.7                             11.5      17.8
     Stock option and stock purchase plans ..... 10,484,430               4.5      63.1     (96.5)                 119.7      90.8
Redemption/conversion of preferred stock ....... 10,685,082    (103.2)                     (118.2)                 221.4        --
                                                ----------------------------------------------------------------------------------
                                                738,017,970     150.0   948.3   1,296.9   2,590.7         31.9    (445.9)  4,571.9
Comprehensive income
     Net income ................................                                          1,218.7                          1,218.7
     Other comprehensive income:
          Unrealized loss on securities of $27.2
          (net of $16.5 tax credit) ............                                                         (27.2)              (27.2)
                                                                                                                          --------
               Total comprehensive income ......                                                                           1,191.5
                                                ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996 ......................738,017,970   $ 150.0  $948.3  $1,296.9  $3,809.4    $     4.7  $ (445.9) $5,763.4
Dividends declared:
     Preferred .................................                                            (10.6)                           (10.6)
     Common ....................................                                           (445.7)                          (445.7)
Purchase and retirement of treasury stock ......(14,671,065)            (41.1)   (266.5)   (514.6)                 391.2    (431.0)
Issuance of common stock:
     Acquisitions ..............................  2,847,885               3.6      83.8                                       87.4
     Dividend reinvestment .....................    601,638                .9       9.5                              8.3      18.7
     Stock option and stock purchase plans ..... 13,136,586              13.2     137.4     (32.2)                  46.4     164.8
Redemption of preferred stock ..................               (150.0)                                                      (150.0)
                                                ----------------------------------------------------------------------------------
                                                739,933,014      --     924.9   1,261.1   2,806.3          4.7        --   4,997.0
Comprehensive income
     Net income ................................                                            838.5                            838.5
     Other comprehensive income:
          Unrealized gains on securities of $54.6
          (net of $32.9 tax expense) ...........                                                          54.6                54.6
                                                                                                                          --------
               Total comprehensive income ......                                                                             893.1
                                                ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997 ......................739,933,014   $  --    $924.9  $1,261.1  $3,644.8     $   59.3   $   --   $5,890.1
Common dividends declared ......................                                           (516.4)                          (516.4)
Purchase of treasury stock .....................(24,658,162)                                                      (964.0)   (964.0)
Issuance of common stock:
     Dividend reinvestment .....................    574,168                .3       8.9                             12.7      21.9
     Stock option and stock purchase plans .....  9,912,698               5.8     (22.8)                           215.5     198.5
                                                ----------------------------------------------------------------------------------
                                                725,761,718      --     931.0   1,247.2   3,128.4         59.3    (735.8)  4,630.1
Comprehensive income
     Net income ................................                                          1,327.4                          1,327.4
     Other comprehensive income:
          Unrealized gains on securities of $23.6
          (net of $14.0 tax expense) net of
          reclassification adjustment for gains
          included in net income of $11.1 (net of
          $6.4 tax expense)                                                                               12.5                12.5
                                                                                                                          --------
               Total comprehensive income ......                                                                           1,339.9
                                                ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998 ......................725,761,718   $  --    $931.0  $1,247.2  $4,455.8     $   71.8  $ (735.8) $5,970.0
----------------------------------------------------------------------------------------------------------------------------------
*    DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY.
**   ENDING TREASURY SHARES WERE 19,036,139 AT DECEMBER 31, 1998 AND 20,632,491 AT DECEMBER 31, 1996.
     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. Bancorp                                                                 41

-------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

Year Ended December 31 (Dollars in Millions)                                                  1998         1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ..............................................................................  $  1,327.4   $    838.5   $  1,218.7
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses ........................................................       379.0        460.3        271.2
     Gains on available-for-sale securities .............................................       (12.6)        (3.6)       (20.8)
     Depreciation and amortization of premises and equipment ............................       130.4        133.8        150.2
     Provision for deferred income taxes ................................................        25.9         37.6         51.0
     Amortization of goodwill and other intangible assets................................       143.7        113.3        130.1
     Noncash portion of merger, integration, and resizing charges .......................        --          294.5         40.4
     Gains on sales of mortgage banking operations and other assets .....................        --           (9.4)       (71.4)
     Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
          (Increase) decrease in trading account securities .............................      (141.1)        36.0        135.0
          Decrease (increase) in loans held for sale ....................................        13.4       (151.0)        87.9
          (Increase) decrease in accrued receivables ....................................      (160.7)       348.3       (157.9)
          Increase in prepaid expenses ..................................................       (59.7)      (388.2)       (38.5)
          Increase in accrued liabilities ...............................................        20.3         59.6        126.7
     Other - net ........................................................................      (293.5)      (278.3)       (77.3)
                                                                                           ----------------------------------------
               Net cash provided by operating activities ................................     1,372.5      1,491.4      1,845.3
                                                                                           ----------------------------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
     Interest-bearing deposits with banks ...............................................        (2.3)        14.9         (4.1)
     Loans outstanding ..................................................................    (3,021.1)    (2,283.4)    (2,019.1)
     Securities purchased under agreements to resell ....................................       224.2        173.4       (247.5)
Available-for-sale securities:
     Sales ..............................................................................       226.4      1,046.7      1,694.8
     Maturities .........................................................................     1,755.4      1,569.0      2,120.9
     Purchases ..........................................................................      (603.5)    (2,082.9)    (1,419.1)
Maturity of held-to-maturity securities .................................................        --           37.4        114.2
Proceeds from sales of other real estate ................................................        46.3         62.9        127.9
Proceeds from sales of premises and equipment ...........................................        44.1         97.0         44.5
Purchases of premises and equipment .....................................................      (155.8)      (142.4)      (165.4)
Sales of loans ..........................................................................         4.9         58.4        147.9
Purchases of loans ......................................................................    (1,575.7)      (361.2)       (19.5)
Acquisitions, net of cash received ......................................................      (780.2)       (23.6)       (38.3)
Cash and cash equivalents of acquired subsidiaries ......................................        --           43.2        245.8
Securitization of corporate charge card balances ........................................        --          418.1         --
Sales of subsidiary operations ..........................................................        --           --          (70.3)
Other - net .............................................................................       (67.9)       (40.0)       (40.3)
                                                                                           ----------------------------------------
               Net cash (used) provided by investing activities .........................    (3,905.2)    (1,412.5)       472.4
                                                                                           ----------------------------------------
FINANCING ACTIVITIES
Net cash provided (used) by:
     Deposits ...........................................................................       668.4       (882.8)        78.4
     Federal funds purchased and securities sold under agreements to repurchase .........       321.8     (1,091.1)      (697.6)
     Short-term borrowings ..............................................................      (909.1)    (2,217.3)      (868.3)
Long-term debt transactions:
     Proceeds ...........................................................................     6,427.5      6,577.5      2,004.0
     Principal payments .................................................................    (3,011.6)    (1,718.5)    (1,238.1)
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary
     trusts holding solely the junior subordinated debentures of the parent company .....       350.0         --          600.0
Redemption of preferred stock ...........................................................        --         (150.0)        --
Proceeds from dividend reinvestment, stock option, and stock purchase plans .............       220.4        183.5        108.6
Repurchase of common stock ..............................................................      (964.0)      (431.0)    (1,490.1)
Cash dividends ..........................................................................      (516.4)      (456.3)      (414.8)
                                                                                           ----------------------------------------
               Net cash provided (used) by financing activities .........................     2,587.0       (186.0)    (1,917.9)
                                                                                           ----------------------------------------
               Change in cash and cash equivalents ......................................        54.3       (107.1)       399.8
Cash and cash equivalents at beginning of year ..........................................     4,801.0      4,908.1      4,508.3
                                                                                           ----------------------------------------
               Cash and cash equivalents at end of year .................................  $  4,855.3   $  4,801.0   $  4,908.1
-----------------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

42                                                               U.S. Bancorp

--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE A  SIGNIFICANT ACCOUNTING POLICIES

U.S. Bancorp (the "Company") is a bank holding company offering a full range of financial services through banking offices in 17 states including Minnesota, Oregon, Washington, Colorado, California, Idaho, Nebraska, North Dakota, Nevada, South Dakota, Montana, Iowa, Illinois, Utah, Wisconsin, Kansas, and Wyoming. The Company also engages in credit card and merchant processing, insurance, trust and investment management, brokerage, leasing and investment banking activities principally in domestic markets.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidation eliminates all significant intercompany accounts and transactions. Certain items in prior periods have been reclassified to conform to the current presentation.

USES OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual experience could differ from those estimates.

BUSINESS SEGMENTS

Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. The Company has five reportable operating segments:

     Commercial & Business Banking and Private Financial Services includes lending, treasury management, and other financial services to middle market, large corporate and mortgage banking companies and private banking and personal trust clients.

     Retail Banking delivers products and services to the broad consumer market and small-businesses through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs").

     Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing.

     Corporate Trust and Institutional Financial Services includes institutional and corporate trust services and investment management services.

     Investment Banking and Brokerage engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of banking centers and brokerage offices.

SEGMENT RESULTS Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. For details of these methodologies see "Basis for Financial Presentation" on page 18. Table 2 "Line of Business Financial Performance" on pages 18 through 20 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

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

LOANS

Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

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

U.S. Bancorp                                                                  43

     The Company allocates the allowance to certain sectors based on relative risk characteristics of the loan portfolio and other financial instruments with credit exposure. Commercial allocations are based on quarterly reviews of individual loans outstanding and binding commitments to lend and an analysis of the migration of commercial loans and actual loss experience. Consumer allocations are based on an analysis of product mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogenous category or group of loans. The Company adjusted its methodology for allocating the allowance for consumer credit exposure and, as such, prior year's amounts have been reclassified to conform to this methodology. The reclassification of unallocated allowance previously earmarked for consumer exposures, more closely reflects certain industry practices for allocating the allowance for credit losses. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

OTHER SIGNIFICANT POLICIES

PREMISES AND EQUIPMENT Premises and equipment are stated at cost less accumulated depreciation and amortized primarily on a straight-line method basis.

     Capital leases, less accumulated amortization, are included in premises and equipment. The lease obligations are included in long-term debt. Capitalized leases are amortized on a straight-line basis over the lease term and the amortization is included in depreciation expense.

INTANGIBLE ASSETS Goodwill, the price paid over the net fair value of acquired businesses, is included in other assets and is amortized over periods ranging up to 25 years. Other intangible assets are amortized over their estimated useful lives, which range from seven to fifteen years, using straight-line and accelerated methods.

INCOME TAXES Deferred taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end.

STATEMENT OF CASH FLOWS For the purposes of reporting cash flows, cash equivalents include cash and due from banks and federal funds sold.

STOCK-BASED COMPENSATION The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in

44                                                                  U.S. Bancorp
accordance with APB Opinion No. 25, "Accounting for Stock Issued to
Employees," and accordingly recognizes no compensation expense for the stock option grants.

PER SHARE CALCULATIONS Basic earnings per share is calculated by dividing net income (less preferred stock dividends) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method.

--------------------------------------------------------------------------------
NOTE B  ACCOUNTING CHANGES

COMPREHENSIVE INCOME Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. The Statement requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the balance sheet. All prior periods presented have been restated to conform to the provisions of this Statement.

COMPUTER SOFTWARE COSTS Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Historically, the Company has expensed such costs as incurred. Restatement of previously issued annual financial statements or adoption by a cumulative catch-up adjustment was prohibited. The adoption of SOP 98-1 did not have a material effect on the Company.

SEGMENT DISCLOSURE Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Statement requires the disclosure of profit or loss, certain specific revenue and expense items, and assets of all operating segments, with reconciliations of amounts presented in the financial statements. The Statement also requires the disclosure of how the operating segments were determined, the products and services provided by the segments, differences between measurements used in reporting segment information and those used in the financial statements, and changes in the measurement of segment amounts from period to period. All prior period disclosures have been restated to conform to the provisions of this Statement.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS DISCLOSURE Effective January 1, 1998, the Company adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Statement supersedes the disclosure requirements of: SFAS
87, "Employers' Accounting for Pensions"; SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions." The Statement addresses disclosure only and not measurement or recognition. All prior period disclosures have been restated to conform to the provisions of this Statement.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES Effective January 1, 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes criteria, based on legal control, to determine whether a transfer of financial assets is considered a sale or secured borrowing. Effective January 1, 1998, and in accordance with SFAS 127 which amended SFAS 125, the Company adopted the provisions of SFAS 125 relating to securities lending, repurchase agreements and other secured financing transactions. The adoption of SFAS 125 did not have a material effect on the Company.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. Retroactive application of this Statement to prior periods is prohibited. The adoption of SFAS 133 is not expected to have a material impact on the Company.

U.S. Bancorp                                                                  45

--------------------------------------------------------------------------------
NOTE C  BUSINESS COMBINATIONS AND DIVESTITURES

U. S. BANCORP On August 1, 1997, First Bank System, Inc. ("FBS") issued 329.7 million common shares to acquire U. S. Bancorp ("USBC"). As of the acquisition date, the combined institution, now known as U.S. Bancorp, had approximately $70 billion in assets, $49 billion in deposits and served nearly four million households and 475,000 businesses in 17 contiguous states from Illinois to Washington. The Company exchanged 2.265 shares of its common stock for each share of USBC common stock. USBC's outstanding stock options also were converted into stock options for the Company's common stock. In addition, each outstanding share of USBC cumulative preferred stock was converted into one share of preferred stock of the combined company having substantially identical terms. The transaction was accounted for as a pooling-of-interests.

PIPER JAFFRAY COMPANIES INC. On May 1, 1998, the Company completed its acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm. The acquisition allows the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary known as U.S. Bancorp Piper Jaffray Inc. The acquisition of Piper Jaffray was accounted for under the purchase method of accounting, and accordingly, the purchase price of $738 million (including $719 million aggregate cash consideration for Piper Jaffray shares outstanding) was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

OTHER ACQUISITIONS Effective December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately-held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. Effective December 12, 1997, the Company completed its acquisition of the $360 million Zappco, Inc., a bank holding company headquartered in St. Cloud, Minnesota. Effective April 30, 1997, USBC completed its acquisition of the $214 million Business and Professional Bank of Sacramento, California. On January 31, 1997, the Company completed its acquisition of the bond indenture services and paying agency business of Comerica Incorporated. This business serves approximately 860 municipal and corporate clients with about 2,400 bond issues. Effective January 1, 1997, USBC completed its acquisition of the $70 million Sun Capital Bancorp of St. George, Utah. These transactions were accounted for as purchase acquisitions.

--------------------------------------------------------------------------------
NOTE D  SECURITIES

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 was as follows:

                                                         1998                                              1997
                                 -------------------------------------------------------------------------------------------------
                                                  Gross         Gross                                 Gross        Gross
                                             Unrealized    Unrealized                            Unrealized   Unrealized
                                 Amortized      Holding       Holding       Fair     Amortized      Holding      Holding      Fair
(Dollars in Millions)                 Cost        Gains        Losses      Value          Cost        Gains       Losses     Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury .................     $  489         $ 11          $ --     $  500        $  628         $  2       $ (2)     $  628
Mortgage-backed ...............      3,395           53           (10)     3,438         4,326           56        (16)      4,366
Other U.S. agencies ...........        252            7            --        259           360           10         --         370
State and political ...........      1,219           36            --      1,255         1,300           32         (1)      1,331
Other .........................        106           21            (2)       125           175           23         (8)        190
                                 -------------------------------------------------------------------------------------------------
      Total ...................     $5,461         $128          $(12)    $5,577        $6,789         $123       $(27)     $6,885
----------------------------------------------------------------------------------------------------------------------------------


     Securities carried at $4.6 billion at December 31, 1998, and $4.4 billion at December 31, 1997, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $1.4 billion and $1.5 billion at December 31, 1998, and 1997, respectively.

Gross realized gains and losses on securities were as follows:

(Dollars in Millions)                      1998           1997            1996
------------------------------------------------------------------------------
Gross realized gains ................   $  14.5         $  5.0         $  39.7
Gross realized losses ...............      (1.9)          (1.4)          (18.9)
                                        --------------------------------------
   Net realized gains ...............   $  12.6         $  3.6         $  20.8
                                        --------------------------------------
Income taxes on realized gains ......   $   4.7         $  1.4         $   8.0
------------------------------------------------------------------------------

     For amortized cost, fair value and yield by maturity date of available-for-sale securities outstanding as of December 31, 1998, see Table 11 on page 27 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
NOTE E  RESTRICTIONS ON CASH AND DUE FROM BANKS

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $668 million at December 31, 1998, with an average balance of $248 million during the year ended December 31, 1998.

46                                                                  U.S. Bancorp

--------------------------------------------------------------------------------
NOTE F  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio at December 31 was as follows:

(Dollars in Millions)                                           1998          1997
----------------------------------------------------------------------------------
COMMERCIAL:
   Commercial ............................................   $25,974       $23,399
   Real estate:
      Commercial mortgage ................................     8,193         8,025
      Construction .......................................     3,069         2,359
                                                             ---------------------
         Total commercial ................................    37,236        33,783
CONSUMER:
   Home equity and second mortgage .......................     7,409         5,815
   Credit card ...........................................     4,221         4,200
   Automobile ............................................     3,413         3,227
   Revolving credit ......................................     1,686         1,567
   Installment ...........................................     1,168         1,199
   Student* ..............................................       829           686
                                                             ---------------------
      Subtotal ...........................................    18,726        16,694
   Residential mortgage ..................................     3,124         4,038
   Residential mortgage held for sale ....................        36           193
                                                             ---------------------
         Total consumer ..................................    21,886        20,925
                                                             ---------------------
         Total loans .....................................   $59,122       $54,708
----------------------------------------------------------------------------------

*ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT
 PERIOD BEGINS.


     Loans of $1.2 billion at December 31, 1998, and $2.7 billion at December 31, 1997, were pledged at the Federal Home Loan Bank and the Federal Reserve. Nonaccrual and renegotiated loans totaled $279 million, $297 million and $269 million at December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, and 1997, the Company had $218 million and $239 million, respectively, of loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the years ended December 31, 1998, 1997, and 1996, the average recorded investment in impaired loans was approximately $214 million, $249 million, and $176 million, respectively. The effect of nonaccrual and renegotiated loans on interest income was as follows:

                                                                         Year ended December 31
                                                                  ----------------------------------
(Dollars in Millions)                                              1998           1997          1996
----------------------------------------------------------------------------------------------------
Interest income that would have been accrued
   at original contractual rates ..............................   $22.5          $26.6         $32.3
Amount recognized as interest income ..........................     7.6            9.5           7.5
                                                                  ----------------------------------
Foregone revenue ..............................................   $14.9          $17.1         $24.8
----------------------------------------------------------------------------------------------------

     Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 1998, totaled $43.6 million. During 1998, there were $3.6 million in loans that were restructured at market interest rates and returned to a fully performing status.

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)                                           1998           1997          1996
-------------------------------------------------------------------------------------------------
Balance at beginning of year .............................  $1,008.7       $  992.5        $908.0
Add:
   Provision charged to operating expense ................     379.0          460.3         271.2
Deduct:
   Loans charged off .....................................     592.1          576.4         397.2
   Less recoveries of loans charged off ..................     157.9          126.7         135.7
                                                            -------------------------------------
   Net loans charged off .................................     434.2          449.7         261.5
Additions from acquisitions ..............................      47.4            5.6          74.8
                                                            -------------------------------------
Balance at end of year ...................................  $1,000.9       $1,008.7        $992.5
-------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  47

--------------------------------------------------------------------------------
NOTE G  PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)                                                 1998          1997
----------------------------------------------------------------------------------------
Land ............................................................   $  128        $  141
Buildings and improvements ......................................      906           881
Furniture, fixtures and equipment ...............................      751           614
Capitalized building and equipment leases .......................      109           103
                                                                    --------------------
                                                                     1,894         1,739
Less accumulated depreciation and amortization ..................    1,015           879
                                                                    --------------------
   Total ........................................................   $  879        $  860
----------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE H  LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)                                                                    1998          1997
-----------------------------------------------------------------------------------------------------------
U.S. BANCORP (Parent Company):
Fixed-rate subordinated notes:
   8.125% due May 15, 2002 ........................................................    $  150        $  150
   7.00% due March 15, 2003 .......................................................       150           150
   6.625% due May 15, 2003 ........................................................       100           100
   8.00% due July 2, 2004 .........................................................       125           125
   7.625% due May 1, 2005 .........................................................       150           150
   6.75% due October 15, 2005 .....................................................       300           300
   6.875% due September 15, 2007 ..................................................       250           250
   7.50% due June 1, 2026 .........................................................       200           200
Floating-rate notes - due November 15, 1999 .......................................       200           200
Floating-rate subordinated notes - due November 30, 2010 ..........................       107           107
Medium-term notes .................................................................     1,675           652
Capitalized lease obligations, mortgage indebtedness and other ....................        67            26
                                                                                       --------------------
                                                                                        3,474         2,410
SUBSIDIARIES:
Fixed-rate subordinated notes:
   6.00% due October 15, 2003 .....................................................       100           100
   7.55% due June 15, 2004 ........................................................       100           100
   8.35% due November 1, 2004 .....................................................       100           100
   6.875% due April 1, 2006 .......................................................       125           125
   6.50% due February 1, 2008 .....................................................       300            --
   6.30% due July 15, 2008 ........................................................       300            --
   5.70% due December 15, 2008 ....................................................       400            --
Step-up subordinated notes - due August 15, 2005 ..................................       100           100
Floating-rate notes - due February 27, 2000 .......................................       250           250
Federal Home Loan Bank advances ...................................................     2,187         1,392
Bank notes ........................................................................     6,209         5,602
Capitalized lease obligations, mortgage indebtedness and other ....................       136            68
                                                                                       --------------------
   Total ..........................................................................   $13,781       $10,247
-----------------------------------------------------------------------------------------------------------


     Floating-rate notes due November 15, 1999, are the only assets of the U.S. Bancorp Putable Asset Trust 1996-1 (the "1996-1 Trust"). The 1996-1 Trust entered into a call option, pursuant to which the call holder has the right to purchase the notes from the 1996-1 Trust at par on November 15, 1999. If the call is exercised, the notes would become fixed-rate obligations due in 2006. If the call holder does not exercise the call option, the Company is required to redeem the notes immediately thereafter. The interest rate adjusts quarterly at .15 percent over the London Interbank Offered Rate ("LIBOR") for three-month United States dollar deposits. At December 31, 1998, the interest rate was 5.7125 percent.

     Floating-rate subordinated notes due November 30, 2010, may be redeemed at par at the Company's option. The annual interest rate for each quarterly period is one-eighth of 1 percent above LIBOR for three-month Euro-dollar deposits, subject to a minimum of 5.25 percent. At December 31, 1998, the interest rate was 5.625 percent.

48                                                                  U.S. Bancorp

     Step-up subordinated notes due August 15, 2005, are issued by the Company's subsidiary bank, U.S. Bank National Association (the "Bank"). The interest rate on these notes is 6.25 percent through August 14, 2000, and
7.30 percent thereafter. The notes have a one-time call feature at the option of the Bank on August 15, 2000.

     Floating-rate notes due February 27, 2000, are issued by the Bank and are the only assets of the U.S. Oregon Pass-Through Asset Trust 1997-1 (the "1997-1 Trust"). The 1997-1 Trust entered into a call option, pursuant to which the call holder has the right to purchase the notes from the 1997-1 Trust at par on February 27, 2000. If the call is exercised, the notes would become fixed-rate obligations due in 2007. If the call holder does not exercise the call option, the Bank is required to redeem the notes immediately thereafter. The interest rate adjusts quarterly at .10 percent over LIBOR for three-month United States dollar deposits. At December 31, 1998, the interest rate was 5.35 percent.

     Medium-term notes outstanding at December 31, 1998, mature from February 1999 through July 2002. The notes bear fixed or floating interest rates ranging from 5.41 percent to 6.93 percent. The weighted average interest rate at December 31, 1998, was 5.65 percent. Federal Home Loan Bank advances outstanding at December 31, 1998, mature from February 1999 through October 2026. The advances bear fixed or floating interest rates ranging from 5.35 percent to 9.11 percent. The weighted average interest rate at December 31, 1998, was 5.59 percent. Bank notes outstanding at December 31, 1998, mature from March 1999 through November 2005. The notes bear fixed or floating interest rates ranging from 5.16 percent to 6.38 percent. The weighted average interest rate at December 31, 1998, was 5.60 percent.

Maturities of long-term debt outstanding at December 31, 1998, were:

                                                                            Parent
(Dollars in Millions)                                     Consolidated     Company
----------------------------------------------------------------------------------
1999 ....................................................    $ 2,936        $  629
2000 ....................................................      2,297           520
2001 ....................................................      2,342           575
2002 ....................................................      1,618           308
2003 ....................................................      1,484           251
Thereafter ..............................................      3,104         1,191
                                                             ---------------------
   Total ................................................    $13,781        $3,474
----------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE I  COMPANY-OBLIGATED MANDATORILY
        REDEEMABLE PREFERRED SECURITIES
        OF SUBSIDIARY TRUSTS HOLDING
        SOLELY THE JUNIOR SUBORDINATED
        DEBENTURES OF THE PARENT COMPANY

The Company issued $950 million of preferred securities (the "Preferred Securities") through three separate issuances by three wholly-owned subsidiary grantor trusts, FBS Capital I, U.S. Bancorp Capital I and USB Capital II (the "Trusts"). The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the Indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trusts. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indentures. The Company has the right to redeem the Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date. The Company used the proceeds from the sales of the Debentures for general corporate purposes.

     USB Capital II completed the sale of $350 million Preferred Securities in March 1998. The sole asset of USB Capital II is $361 million principal amount 7.20 percent Debentures which mature in April 2028, and are redeemable prior to maturity at the option of the Company on or after April 1, 2003.

     U.S. Bancorp Capital I completed the sale of $300 million Preferred Securities in December 1996. The sole asset of U.S. Bancorp Capital I is $309 million principal amount 8.27 percent Debentures which mature in December 2026, and are redeemable prior to maturity at the option of the Company on or after December 15, 2006.

     FBS Capital I completed the sale of $300 million Preferred Securities in November 1996. The sole asset of FBS Capital I is $309 million principal amount 8.09 percent Debentures which mature in November 2026, and are redeemable prior to maturity at the option of the Company on or after November 15, 2006.

U.S. Bancorp                                                                  49

--------------------------------------------------------------------------------
NOTE J  SHAREHOLDERS' EQUITY

COMMON STOCK At December 31, 1998, the Company had 61.2 million shares of common stock reserved for future issuances under the Dividend Reinvestment Plan, Employee Stock Purchase Plan, and the Stock Option Plan (see Note L).

     On April 22, 1998, the Company's shareholders authorized an increase in the Company's capital stock necessary to implement the three-for-one split of the Company's common stock announced on February 18, 1998. The number of common and preferred shares which the Company has authority to issue was increased from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The stock split was in the form of a 200 percent dividend payable May 18, 1998, to shareholders of record on May 4, 1998. The impact of the stock split has been reflected in the financial statements for all periods presented and all share and per share data included herein. The Company completed several acquisitions since 1996 with common shares issued in exchange for the stock of the acquired banks (see Note C).

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Through December 31, 1998, the Company repurchased
24.6 million shares for $962.8 million. Under 1996 Board authorizations, the Company repurchased 93.0 million shares, including 14.7 million during 1997. These authorizations were either completed or rescinded prior to the USBC acquisition.

     The Company's Dividend Reinvestment Plan provides for automatic reinvestment of dividends and optional cash purchases of up to $60,000 worth of additional shares per calendar year at market price.

PREFERRED STOCK The Company has authorization to issue up to 50 million shares of preferred stock. At December 31, 1998, the Company had no preferred stock outstanding.

     On November 14, 1997, the Company redeemed all outstanding shares of its 8 1/8 percent Cumulative Preferred Stock, Series A at a redemption price of $25 per share, together with accrued and unpaid dividends.

     On November 29, 1996, the Company called the remaining 1,543,025 shares of its Series 1991A Cumulative Convertible Preferred Stock. As a result, at December 31, 1996, (the redemption date), all remaining shares had been redeemed or converted into common stock. Prior to conversion, dividends on the Series 1991A shares, which had a $1.00 par value, were 7.125 percent per year.

     The preferred dividend requirement used in the calculation of earnings per common share was $10.6 million and $18.4 million, for the years 1997 and 1996, respectively.

--------------------------------------------------------------------------------
NOTE K  EARNINGS PER SHARE

The components of earnings per share were:

(Dollars in Millions, Except Per Share Data)                                      1998            1997            1996
----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Net income .......................................................            $1,327.4          $838.5        $1,218.7
Preferred dividends ..............................................                --             (10.6)          (18.4)
                                                                           -------------------------------------------
Net income to common stockholders ................................            $1,327.4          $827.9        $1,200.3
                                                                           -------------------------------------------
Average shares outstanding .......................................         733,897,845     733,550,892     749,178,474
                                                                           -------------------------------------------
Earnings per share ...............................................            $   1.81          $ 1.13         $   1.60
                                                                           -------------------------------------------

DILUTED EARNINGS PER SHARE:
Net income .......................................................            $1,327.4          $838.5        $1,218.7
Preferred dividends, excluding Series 1991A Preferred Stock ......                --             (10.6)          (12.2)
                                                                           -------------------------------------------
Net income to common stockholders ................................            $1,327.4          $827.9        $1,206.5
                                                                           -------------------------------------------
Average shares outstanding .......................................         733,897,845     733,550,892     749,178,474
Net effect of the assumed purchase of stock under the
   stock option and stock purchase plans - based on
   the treasury stock method using average market price ..........          10,280,298       9,362,844       7,798,500
Conversion of Series 1991A Preferred Stock .......................                  --              --       9,195,030
                                                                           -------------------------------------------
Dilutive common shares outstanding ...............................         744,178,143     742,913,736     766,172,004
                                                                           -------------------------------------------
Diluted earnings per share .......................................            $   1.78          $ 1.11        $   1.57
----------------------------------------------------------------------------------------------------------------------

50                                                                  U.S. Bancorp

--------------------------------------------------------------------------------
NOTE L   EMPLOYEE BENE?TS

RETIREMENT PLANS Pension benefits (Pension Plans) are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service. The Company's funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute the pension contribution is the projected unit credit method. Prior to their acquisition dates, employees of acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. As of December 31, 1998, the Company has merged the acquired companies' plans into its own plan with the exception of FirsTier, which is expected to be merged in 1999. In connection with the merger of the former USBC and West One pension plans into the former FBS pension plan, the acquired plans, which determined retirement benefits based on the final average compensation of participants were changed to a cash balance plan, under which retirement benefits are based on a participant's average annual compensation over a career with the Company. These changes resulted in a reduction in the benefit obligation during 1998. The Company also maintains several unfunded, nonqualified, supplemental executive retirement programs that provide additional defined pension benefits for certain employees. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the Pension Plans.

OTHER POSTRETIREMENT PLANS In addition to providing pension benefits, the Company provides certain health care and death benefits to retired employees. Nearly all employees may become eligible for health care benefits at or after age 55 if they have completed at least five years of service and their age plus years of service is equal to or exceeds 65 while working for the Company. The Company subsidizes the cost of coverage for employees who retire before age 65 with at least 10 years of service. The amount of the subsidy is based on the employee's age and service at the time of retirement and remains fixed until the retiree reaches age 65. After age 65 the retiree assumes responsibility for the full cost of the coverage. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company continues to subsidize the coverage for employees over age 65 who retired before a plan change eliminated the subsidy. The estimated cost of retiree benefit payments, other than pensions, is accrued during the employees' active service. Beginning in 1996, the Company funded the tax deductible portion of its outstanding liability. Prior to 1996, the Company funded the postretirement benefit costs as incurred.

     Effective in 1998, the Company adopted a change in the measurement date of its employee benefit plan from December 31 to September 30. Information presented in the tables below reflects a measurement date of September 30, 1998 for 1998. Prior periods have not been restated; the impact of the change is not material.

The following table sets forth the components of net periodic benefit cost for the retirement plans.

                                                                                                            Other
                                                                          Pension Plans            Postretirement Benefits
                                                                 ---------------------------------------------------------
(Dollars in Millions)                                              1998       1997      1996      1998      1997      1996
--------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost ..............................................   $ 44.3     $ 38.3    $ 41.4     $ 2.2     $ 2.0     $ 2.1
   Interest cost .............................................     61.8       64.5      60.6      10.7      11.6      11.5
   Expected return on plan assets ............................    (90.7)     (77.1)    (69.9)      (.4)      (.4)       --
   Amortization of transition (asset) obligation .............     (4.0)      (7.4)     (7.4)       .8        .8        .8
   Amortization of prior service cost ........................     (2.8)       1.5       2.0       (.8)     (1.0)     (1.0)
   Recognized actuarial loss .................................      1.9        1.3       3.0        --        --        --
                                                                 ---------------------------------------------------------
Net periodic benefit cost ....................................     10.5       21.1      29.7      12.5      13.0      13.4
   Curtailment and settlement (gains) losses* ................    (22.6)      (2.6)      (.1)     (4.3)     (1.4)       .1
                                                                 ---------------------------------------------------------
Net periodic benefit cost after
   curtailment and settlement  (gains)  losses ...............   $(12.1)    $ 18.5    $ 29.6     $ 8.2     $11.6     $13.5
--------------------------------------------------------------------------------------------------------------------------

*IN 1998, $25.6 MILLION IN CURTAILMENT GAINS WAS RECORDED IN NONRECURRING
 MERGER-RELATED CHARGES.

U.S. Bancorp                                                                  51

The following tables summarize benefit obligation and plan asset activity for the retirement plans.

                                                                                                            Other
                                                                           Pension Plans             Postretirement Plans
                                                                       ---------------------------------------------------
(Dollars in Millions)                                                    1998          1997           1998          1997
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of measurement period ............  $  927.2      $  828.5        $ 167.5       $ 159.8
   Service cost .....................................................      44.3          38.3            2.2           2.0
   Interest cost ....................................................      61.8          64.5           10.6          11.6
   Plan participants' contributions .................................      --            --              3.1           4.0
   Plan amendments ..................................................     (89.6)         --               .2          --
   Actuarial (gain) loss ............................................      48.8          64.1           (6.7)          5.5
   Acquisitions and special termination benefits ....................       2.2           5.2           --            --
   Benefit payments .................................................     (21.6)        (68.7)         (11.1)        (15.1)
   Curtailments and settlements .....................................     (43.1)         (4.7)          (1.2)          (.3)
                                                                       ---------------------------------------------------
   Benefit obligation at end of measurement period ..................  $  930.0      $  927.2        $ 164.6       $ 167.5
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN FAIR VALUE OF PLAN ASSETS
   Fair value at beginning of measurement period ....................  $1,069.4      $  935.3         $  9.5        $  7.1
   Actual return on plan assets .....................................       1.6         174.3             .4            .4
   Employer contributions ...........................................      33.9          28.5            9.3          13.1
   Plan participants' contributions .................................      --            --              3.1           4.0
   Settlements ......................................................     (18.3)         --             --            --
   Benefit payments .................................................     (21.6)        (68.7)         (11.1)        (15.1)
                                                                       ---------------------------------------------------
   Fair value at end of measurement period ..........................  $1,065.0      $1,069.4        $  11.2        $  9.5
--------------------------------------------------------------------------------------------------------------------------
FUNDED STATUS
   Funded status at end of measurement period .......................  $  135.0      $  142.2        $(153.4)      $(158.0)
   Unrecognized transition (asset) obligation .......................      (7.2)        (11.3)          11.2          12.0
   Unrecognized prior service cost ..................................     (84.3)          4.7           (9.1)        (13.1)
   Unrecognized net (gain) loss .....................................      40.3         (95.6)          (5.9)           .7
   Fourth quarter contribution ......................................       1.2          --              3.0          --
                                                                       ---------------------------------------------------
   Net amount recognized ............................................  $   85.0      $   40.0        $(154.2)      $(158.4)
--------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF STATEMENT OF FINANCIAL POSITION
   Prepaid benefit cost .............................................  $  147.4      $   91.3        $  --         $  --
   Accrued benefit liability ........................................     (62.4)        (51.3)        (154.2)       (158.4)
                                                                       ---------------------------------------------------
   Net amount recognized ............................................  $   85.0      $   40.0        $(154.2)      $(158.4)
--------------------------------------------------------------------------------------------------------------------------

The following table sets forth the weighted average plan assumptions:

                                                                                          1998           1997         1996
---------------------------------------------------------------------------------------------------------------------------
Pension Plan Actuarial Computations
   Discount rate in determining benefit obligations ..................................    6.5%           7.0%          7.5%
   Expected long-term return on plan assets ..........................................    9.5            9.5           9.5
   Rate of increase in future compensation ...........................................    5.6            5.6           5.4
Other Postretirement Plan Actuarial Computations
   Discount rate in determining benefit obligations ..................................    6.5%           7.0%          7.5%
   Expected long-term return on plan assets ..........................................    5.0            5.0           5.0
   Health care cost trend rate(1)
     Prior to age 65 .................................................................    7.0            8.1           9.1
     After age 65 ....................................................................    6.4            6.5           6.0
Effect of One Percent Increase in Health Care Cost Trend Rate
   Service and interest costs ........................................................  $ 1.2          $ 1.2         $ 1.2
   Accumulated postretirement benefit obligation .....................................   13.1           13.9          12.7
---------------------------------------------------------------------------------------------------------------------------

(1) BOTH RATES ARE ASSUMED TO DECREASE GRADUALLY TO 5.0% BY 2003 AND REMAIN AT THAT LEVEL THEREAFTER.

52                                                                U.S. Bancorp

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in Millions)                         1998     1997
------------------------------------------------------------
Projected benefit obligation ...............  $88.3    $75.8
Accumulated benefit obligation .............   73.1     61.7
Fair value of plan assets ..................   --       --
------------------------------------------------------------

EMPLOYEE INVESTMENT PLAN The Company provides a 401(k) Savings Plan formerly known as the Capital Accumulation Plan which allows qualified employees, at their option, to make contributions up to certain percentages of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. A portion of these contributions is matched by the Company. All of the Company's matching contributions are invested in USB common stock. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Total expense was $35.5 million, $22.5 million and $25.6 million in 1998, 1997 and 1996, respectively.

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

     The Employee Stock Purchase Plan (ESPP) permits all eligible employees with at least one year of service and directors to purchase common stock. Plan participants can purchase stock for 85 percent to 100 percent of the fair market value, which is based on the price at the beginning or the end of the purchase period, whichever is lower. Any discount is determined by a committee of the Board of Directors. In 1998, the purchase price was 85 percent of fair market value. The plan results in no compensation expense to the Company.

     In July 1997, the shareholders approved the 1997 Stock Incentive Plan (1997 Plan) whereby all former stock incentive plans of FBS and USBC were incorporated into the 1997 Plan. All outstanding options, restricted stock and other awards subject to the terms of the former FBS and USBC stock incentive plans will remain outstanding and subject to the terms and conditions of those plans but are counted as part of the total number of common shares awarded under the 1997 Plan, subject, in the case of the former USBC plans, to adjustment reflecting the conversion of USBC common stock into common stock of the Company. An additional 6 million shares were approved for issuance by the shareholders under the 1997 Plan to meet the needs of the Company over approximately the next two years. The 1997 Plan allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), restricted stock or stock units (RSUs), performance awards, and other stock-based awards at or above 100 percent of the market price at the date of grant. The 1997 Plan also provides automatic grants of stock options to nonemployee directors. The rights of restricted stock and RSU holders to transfer shares are generally limited during the restriction period. At December 31, 1998, there were 13.8 million shares (subject to adjustment for forfeitures) available for grant under the Plans.

     Options granted are generally exercisable up to 10 years from the date of grant and vest over three to five years. Restricted shares vest over three to seven years. The vesting of certain options and restricted shares accelerate based on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. For the performance-based restricted shares, compensation expense is amortized using the estimated vesting period. Compensation expense related to the restricted stock was $27.8 million, $8.4 million and $4.9 million in 1998, 1997 and 1996, respectively.

     Stock incentive plans of acquired companies are terminated at the merger closing dates. Option holders under such plans receive the Company's common stock, or options to buy the Company's stock, based on the conversion terms of the various merger agreements.

U.S. Bancorp                                                                53

The historical option information presented below has been restated to reflect the options originally granted under acquired companies' plans.

                                                                Weighted         Restricted
                                             Options       Average Price             Shares
                                         Outstanding           Per Share        Outstanding
-------------------------------------------------------------------------------------------
DECEMBER 31, 1995 ......................  28,826,352           $   10.23         1,664,604
Granted:
   Stock options .......................  28,443,753               21.79                --
   Restricted stock ....................          --                               529,224
USBC acquisitions ......................   1,228,575                6.66                --
FirsTier options converted .............     810,492                9.81                --
Exercised .............................. (16,248,687)              11.07                --
Canceled/vested ........................    (537,210)              15.79          (740,751)
                                         -------------------------------------------------
DECEMBER 31, 1996 ......................  42,523,275               17.49         1,453,077
Granted:
   Stock options .......................  17,519,844               30.13                --
   Restricted stock ....................          --                             1,681,176
Exercised .............................. (17,857,107)              15.64                --
Canceled/vested ........................  (1,319,052)              22.36          (520,071)
                                         -------------------------------------------------
DECEMBER 31, 1997 ......................  40,866,960               23.62         2,614,182
Granted:
   Stock options .......................   8,844,793               40.37                --
   Restricted stock ....................          --                             1,605,649
Piper Jaffray options converted ........   1,155,054               16.28                --
Exercised .............................. (15,083,962)              21.88                --
Canceled/vested ........................  (1,315,908)              29.62          (984,907)
                                         -------------------------------------------------
DECEMBER 31, 1998 ......................  34,466,937           $   28.18         3,234,924
-------------------------------------------------------------------------------------------

Additional information regarding options outstanding as of December 31, 1998, is as follows:

                                            Options Outstanding                  Exercisable Options
                                 ------------------------------------------   --------------------------
                                                   Weighted-
                                                     Average      Weighted-                    Weighted-
                                                   Remaining        Average                      Average
Range of                                         Contractual       Exercise                     Exercise
Exercise Prices                      Shares     Life (Years)          Price      Shares            Price
--------------------------------------------------------------------------------------------------------
$3.43-$9.99 .................     1,719,936              3.9         $ 7.73   1,719,936           $ 7.73
$10.00-$19.99 ...............     3,404,184              6.3          13.80   3,266,189            13.58
$20.00-$29.99 ...............    13,382,182              8.1          24.21   6,803,574            24.14
$30.00-$39.99 ...............    11,540,419              9.0          34.38   5,725,961            34.21
$40.00-$47.06 ...............     4,420,216              9.5          43.05   2,305,398            42.74
                                 -----------------------------------------------------------------------
                                 34,466,937              8.2         $28.18  19,821,058           $26.05
--------------------------------------------------------------------------------------------------------

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

54                                                                U.S. Bancorp

     The pro forma disclosures include options granted in 1998, 1997 and 1996 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is amortized to expense over the options' vesting period.

                                                            Year Ended December 31
                                              --------------------------------------------------
(Dollars in Millions, Except Per-Share Data)      1998               1997               1996
------------------------------------------------------------------------------------------------
Pro forma net income ..................       $   1,254.0         $   783.8         $   1,183.5
Pro forma net income (diluted) ........           1,254.0             783.8             1,189.7
Pro forma earnings per share:
   Earnings per share .................       $      1.71         $    1.07         $      1.58
   Diluted earnings per share .........              1.69              1.06                1.55
------------------------------------------------------------------------------------------------
Weighted average assumptions
   in option valuation
Risk-free interest rates ..............               5.4%              6.0%                6.2%
Dividend yields .......................               2.3               2.5                 3.2
Stock volatility factors ..............               .25               .22                 .20
Expected life of
   options (in years) .................               2.3               3.9                 4.3
------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE M  MERGER, INTEGRATION AND RESIZING CHARGES

The Company recorded merger, integration and resizing charges of $216.5 million, $511.6 million and $88.1 million in 1998, 1997 and 1996, respectively. Merger and integration charges in 1998 were primarily due to conversion costs related to the USBC acquisition and the acquisitions of Piper Jaffray Companies Inc. and Northwest Bancshares. Merger and integration charges of $511.6 million recorded in 1997 were associated with the acquisition of USBC. Merger and integration charges recorded in 1996 were associated with the acquisitions of FirsTier, the BankAmerica corporate trust business, and West One Bancorp, and resizing charges associated with the Company's streamlining of the branch distribution network and trust operations. The components of the charges are shown below:

                                                   Year Ended December 31
                                       --------------------------------------------
(Dollars in Millions)                     1998              1997             1996
-----------------------------------------------------------------------------------
Severance ...........................  $    --           $   232.3        $    27.4
Premises writedowns .................       --                77.2             27.4
Systems conversions .................      236.9              72.7             11.0
Benefit curtailment gains ...........      (25.6)             --               --
Other merger-related charges* .......        5.2             129.4             22.3
                                       --------------------------------------------
Total merger, integration and
   resizing charges .................  $   216.5         $   511.6        $    88.1
-----------------------------------------------------------------------------------

* OTHER MERGER-RELATED CHARGES IN 1997 INCLUDED $43.4 MILLION OF CAPITALIZED SOFTWARE AND OTHER ASSET WRITEDOWNS, $35.0 MILLION OF INVESTMENT BANKING AND OTHER TRANSACTION COSTS AND $51.0 MILLION OF OTHER MERGER-RELATED EXPENSES.

     The Company determines merger, integration and resizing charges based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process. Severance charges include the cost of severance, other benefits, and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. Premise writedowns represent lease termination costs and impairment of assets for redundant office space, equipment and branches that will be vacated and disposed of as part of the integration plan. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's merger, integration and resizing accrual:

(Dollars in Millions)                                  1998              1997
--------------------------------------------------------------------------------
Balance at the beginning of the year .............  $   204.6         $    33.6
Provision charged to operating expense ...........      216.5             511.6
Cash outlays .....................................     (310.2)           (217.1)
Additions related to purchase acquisitions .......       55.3              --
Noncash writedowns and other .....................      (39.5)           (123.5)
                                                    ----------------------------
Balance at the end of the year ...................  $   126.7         $   204.6
--------------------------------------------------------------------------------

The components of the merger, integration and resizing accrual were as follows:

(Dollars in Millions)                            1998            1997
-----------------------------------------------------------------------
Severance ...................................  $   98.1        $  158.4
Other employee related costs ................       7.2            10.3
Lease terminations and facility costs .......       7.4            14.3
Contracts and system writeoffs ..............      10.4             5.5
Other .......................................       3.6            16.1
                                               ------------------------
Total .......................................  $  126.7        $  204.6
-----------------------------------------------------------------------

The Company expects to incur an additional $20 million, pretax, of merger-related expenses in 1999 related to the Piper Jaffray acquisition.

U.S. Bancorp                                                                55

NOTE N  INCOME TAXES

The components of income tax expense were:

(Dollars in Millions)                                                                   1998           1997          1996
--------------------------------------------------------------------------------------------------------------------------
FEDERAL:
Current tax ......................................................................     $612.9         $435.0        $586.5
Deferred tax provision ...........................................................       28.2           34.9          47.9
                                                                                       -----------------------------------
   Federal income tax ............................................................      641.1          469.9         634.4

STATE:
Current tax ......................................................................      127.7           79.6          88.2
Deferred tax (credit) provision ..................................................       (2.3)           2.7           3.1
                                                                                       -----------------------------------
   State income tax ..............................................................      125.4           82.3          91.3
                                                                                       -----------------------------------
   Total income tax provision ....................................................     $766.5         $552.2        $725.7
--------------------------------------------------------------------------------------------------------------------------

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

(Dollars in Millions)                                                                   1998           1997          1996
--------------------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%) ......................................................     $732.9         $486.7        $680.5
State income tax, at statutory rates, net of federal tax benefit .................       81.5           53.5          59.4
Tax effect of:
   Tax-exempt interest:
      Loans ......................................................................      (10.9)         (13.0)         (4.5)
      Securities .................................................................      (23.2)         (24.0)        (33.5)
   Amortization of nondeductible goodwill ........................................       32.5           25.7          39.9
   Nondeductible merger and integration charges ..................................       --             39.1          --
   Tax credits and other items ...................................................      (46.3)         (15.8)        (16.1)
                                                                                       -----------------------------------
Applicable income taxes ..........................................................     $766.5         $552.2        $725.7
--------------------------------------------------------------------------------------------------------------------------


     At December 31, 1998, for income tax purposes, the Company had federal net operating loss carryforwards of $3.4 million available, which expire in years 1999 through 2003. In addition, the Company had aggregate state net operating loss carryforwards of $123.8 million available, which expire in years 1999 through 2004.

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

56                                                                U.S. Bancorp

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(Dollars in Millions)                                                                                 1998          1997
--------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Loan loss reserves ................................................................................  $ 382.3       $ 385.1
Deferred fees .....................................................................................     79.8          39.9
Postretirement liability ..........................................................................     69.5          65.0
Real estate and other asset basis differences .....................................................     31.8          35.7
Accrued severance, pension and retirement benefits ................................................     28.8          (2.8)
Federal operating loss carryforward ...............................................................      1.2           1.9
Other miscellaneous accruals and reserves .........................................................    196.9         166.7
                                                                                                     ---------------------
   Gross deferred tax assets ......................................................................    790.3         691.5

DEFERRED TAX LIABILITIES:
Leasing activities ................................................................................   (401.5)       (399.8)
Adjustment of available-for-sale securities to market value .......................................    (44.0)        (36.4)
Accelerated depreciation ..........................................................................    (19.4)        (42.6)
Other investment basis differences ................................................................    (13.4)         (8.3)
Other deferred liabilities ........................................................................    (50.7)        (96.2)
                                                                                                     ---------------------
   Gross deferred tax liabilities .................................................................   (529.0)       (583.3)
                                                                                                     ---------------------
NET DEFERRED TAX ASSETS ...........................................................................  $ 261.3       $ 108.2
--------------------------------------------------------------------------------------------------------------------------

     Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carrybacks and carryforwards.

-------------------------------------------------------------------------------
NOTE O FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT
       CONCENTRATIONS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments at December 31 were as follows:

(Dollars in Millions)                                                                                1998          1997
------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
   Commercial ...................................................................................  $25,023       $23,052
   Corporate and purchasing cards ...............................................................   24,758        23,502
   Consumer credit cards ........................................................................   14,982        14,236
   Other consumer ...............................................................................    7,020         5,779
Letters of credit:
   Standby ......................................................................................    3,241         2,773
   Commercial ...................................................................................      309           406
Interest rate swap contracts:
   Hedges .......................................................................................    7,239         5,315
   Intermediated ................................................................................      740           855
Options contracts:
   Hedge interest rate floors purchased .........................................................      500           750
   Intermediated interest rate and foreign exchange caps and floors purchased ...................      360           258
   Intermediated interest rate and foreign exchange caps and floors written .....................      360           258
Futures and forward contracts ...................................................................       10           175
Mortgages sold with recourse ....................................................................       52            74
Foreign currency commitments:
   Commitments to purchase ......................................................................      812           716
   Commitments to sell ..........................................................................      806           735
Commitments from securities lending .............................................................      342             --
------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                57

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

INTEREST RATE OPTIONS AND SWAPS Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates and as an intermediary for customers. At December 31, 1998, and 1997, interest rate swaps totaling $7.2 billion and $5.3 billion, respectively, hedged loans, deposits and long-term debt.

The Company received fixed rate interest and paid floating rate interest on all hedges as of December 31, 1998. Activity with respect to interest rate swap hedges was as follows:

(Dollars in Millions)                     1998               1997              1996
-------------------------------------------------------------------------------------
Notional amount outstanding at
   beginning of year .................  $ 5,315            $ 3,651            $ 4,306
Additions ............................    3,140              2,926                890
Maturities ...........................   (1,213)              (436)            (1,208)
Amortization .........................       --                 --                 (1)
Terminations .........................       (3)              (826)              (336)
                                        ---------------------------------------------
Notional amount outstanding
   at end of year ....................  $ 7,239            $ 5,315            $ 3,651
-------------------------------------------------------------------------------------
At December 31:
Weighted average interest
   rate paid .........................     5.53%              5.95%              5.58%
Weighted average interest
   rate received .....................     6.17               6.39               6.35
-------------------------------------------------------------------------------------

     For the hedging portfolio's notional balances and yields by maturity date as of year-end 1998, see Table 17 on page 32. For a description of the Company's objectives for using derivative financial instruments, refer to Use of Derivatives to Manage Interest Rate Risk on pages 32 and 33. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

     At December 31, 1998, and 1997, purchased LIBOR based interest rate floors totaling $500 million with an average remaining maturity of 2.7 years and $550 million with an average remaining maturity of 5 months, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR based floors was 4.63 percent at December 31, 1998, and ranged from
3.25 percent to 4.00 percent at December 31, 1997. At December 31, 1997, purchased Constant Maturity Treasury (CMT) interest rate floors totaling $200 million with an average remaining maturity of 12 months hedged the prepayment risk of fixed rate residential mortgage loans. The strike rate on these CMT floors was 5.60 percent at December 31, 1997. There were no CMT floors outstanding as of December 31, 1998. The premium on floors is amortized over the life of the contract. The impact of the floors on net interest income was not material for the years ended December 31, 1998, 1997 and 1996.

58                                                                U.S. Bancorp

     For swaps and options used as hedges, the Company recognizes interest income or expense as it is accrued over the terms of the hedge. The gain or loss on a terminated hedge is amortized over the remaining life of the original swap or remaining life of the hedged item, whichever is shorter. The impact of the amortization of deferred gains and losses on hedges on net interest income was not material for the years ended December 31, 1998, 1997 and 1996. Net unamortized deferred gains were immaterial at December 31, 1998.

     In addition to utilizing swaps and options as part of its asset/liability management strategy, the Company acts as an intermediary for swap and option agreements on behalf of its customers. To reduce its market risk exposure, the Company generally enters into offsetting positions. The total notional amount of customer swap agreements, including the offsetting positions, was $740 million and $855 million at December 31, 1998, and 1997, respectively. The total notional amount of customer option agreements, including the offsetting positions, was $720 million and $516 million at December 31, 1998, and 1997, respectively. Market value changes on intermediated swaps, options and futures contracts are recognized in income in the period of change. Realized gains or losses on intermediated transactions were not material for the years ended December 31, 1998, 1997 and 1996.

     The credit risk related to interest rate swap and option agreements is that counterparties may be unable to meet the contractual terms. The Company estimates this risk by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, reported on a net basis by each counterparty. At December 31, 1998, and 1997, the gain position of these contracts, in the aggregate, was approximately $217 million and $91 million, respectively.

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

FORWARD CONTRACTS AND COMMITMENTS TO SELL MORTGAGE LOANS Forward contracts are agreements for the delayed delivery of securities or cash settlement money market instruments. The Company enters into these contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 1998, and 1997, forward contracts outstanding were $10 million and $175 million, respectively. At December 31, 1998, net unamortized deferred gains on the forward agreements were not material. The Company manages its credit risk on forward contracts, which arises from nonperformance by counterparties, through credit approval and limit procedures.

MORTGAGES SOLD WITH RECOURSE The Company is obligated under recourse provisions related to the sale of certain residential mortgages. The contract amount of these mortgages, excluding the Government National Mortgage Association ("GNMA") agreements, was $52 million at December 31, 1998, and $74 million at December 31, 1997. Mortgages sold with recourse under sale/servicing agreements with GNMA totaled $13 million at December 31, 1997. The Company has secondary recourse obligations under these agreements, but the liability is not material. There were no mortgages sold with recourse under sale/servicing agreements with GNMA at December 31, 1998.

FOREIGN CURRENCY COMMITMENTS The Company uses foreign currency commitments to help customers reduce the risks associated with changes in foreign currency exchange rates. Through these contracts, the Company exchanges currencies at specified rates on specified dates with various counterparties. The Company minimizes the market and liquidity risks by taking offsetting positions. In addition, the Company controls the market risks by limiting the net exposure through policies, procedures, and monitoring. The Company manages its credit risk, or potential risk of loss from default by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 1998, was not significant.

COMMITMENTS FROM SECURITIES LENDING The Company participates in securities lending activities by acting as a customer's agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. These transactions are collateralized by cash.

U.S. Bancorp                                                                59

CREDIT CONCENTRATIONS The Company primarily lends to borrowers in the 17 states where it has banking offices. Approximately 90 percent of the Company's commercial loans were made to borrowers, representing a diverse range of industries, in this operating region. Collateral may include marketable securities, accounts receivable, inventory and equipment.

     For detail of the Company's real estate portfolio by property type and geography as of December 31, 1998, and 1997, see Table 9 on page 25. This information is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.

     Approximately 85 percent of the total consumer portfolio consists of loans to customers in the Company's operating region. Residential mortgages, home equity, and auto loans are secured, but other consumer loans are generally not secured. For detail of the Company's consumer loan portfolio referenced here, see Table 7 on page 24 under the category "Consumer" as of December 31, 1998, and 1997, which is incorporated by reference into these Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
NOTE P  FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments, both on and off balance sheet, are generally defined as cash, equity instruments or investments and contractual obligations to pay or receive cash or another financial instrument. The estimated fair value of financial instruments is based on quoted market prices. When market quotes are unavailable, valuation techniques including discounted cash flow calculations and pricing models or services are used.

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

CASH AND CASH EQUIVALENTS The carrying value of cash, federal funds sold, and securities under resale agreements was assumed to approximate fair value.

SECURITIES Generally, trading securities and available-for-sale securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

LOANS The loan portfolio consists of both variable and fixed rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows were reduced for estimated historical prepayment experience. Projected cash flows on nonaccrual loans were further reduced by the amount of the estimated losses on the portfolio and discounted over an assumed average remaining life of one to two years.

COMMERCIAL The fixed rate loans in the commercial portfolio (excluding nonaccrual loans) had a weighted average interest rate of 7.4 percent in 1998 and 7.7 percent in 1997. The duration was 2.3 years in 1998 and 1.7 years in 1997. The floating rate loans had a weighted average interest rate of 7.6 percent in 1998 and 8.3 percent in 1997. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

COMMERCIAL REAL ESTATE AND CONSTRUCTION The fixed rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of 8.4 percent, with a duration of 3.4 years in 1998; and a weighted average interest rate of 8.8 percent, with a duration of 3.1 years in 1997. The floating rate loans (excluding nonaccrual loans) had a weighted average interest rate of 8.2 percent in 1998 and 8.7 percent in 1997. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

60                                                                U.S. Bancorp

RESIDENTIAL FIRST MORTGAGES These loans were segregated into pools of similar coupons and maturities. The pools were matched to similar mortgage-backed securities, and market quotes were obtained. The estimated value also reflects the related fair value of mortgage servicing rights, which was calculated using a discounted cash flow analysis. The fixed rate portion of this portfolio had a weighted average interest rate of 7.5 percent in 1998 and 7.7 percent in 1997. The duration was 1.8 years in 1998 and 2.1 years in 1997.

CONSUMER INSTALLMENT The fair value of the consumer installment portfolio was based on an approach the Company uses in evaluating potential acquisitions. Prepayment assumptions ranging from 29 to 37 percent were applied to scheduled cash flows, based on the Company's experience. On the fixed rate portion, the weighted average rate was 8.8 percent in 1998 and 9.3 percent in 1997. The duration was 1.5 years in 1998 and 1.6 years in 1997. The floating rate portion of the consumer installment portfolio had a weighted average interest rate of 7.5 percent in 1998 and 7.9 percent in 1997.

REVOLVING HOME EQUITY LINES, SECOND MORTGAGES AND CONSUMER LINES The fair value of revolving home equity lines, second mortgages, and consumer lines was based on the approach the Company uses in evaluating potential acquisitions of similar portfolios. In 1998, estimated net income adjusted for account attrition was discounted using an estimated cost of capital of
11.0 percent for secured lines and loans and 13.3 percent for unsecured. In 1997, the estimated cost of capital was 9.9 percent for secured and 13.1 percent for unsecured. The home equity lines had a weighted average interest rate of 8.8 percent in 1998 and 9.8 percent in 1997. Fixed rate second mortgages had a weighted average interest rate of 10.0 percent in 1998 and
9.7 percent in 1997. The duration was 1.8 years in 1998 and 2.7 years in 1997. Retail credit cards had a weighted average interest rate of 11.6 percent in 1998 and 11.8 percent in 1997, with a duration of 1.8 years in 1998 and 2.0 years in 1997. Other revolving lines had a weighted average interest rate of 11.8 percent in 1998 and 12.3 percent in 1997.

CORE DEPOSIT INTANGIBLE Core deposits provide a stable, low-cost source of funds that can be invested to earn a return that exceeds their cost. The fair value of the Company's core deposit intangible was calculated using a discounted cash flow model that estimates the present value of the difference between the ongoing cost of the core deposits and alternative funds at current market rates.

DEPOSIT LIABILITIES The fair value of demand deposits, savings accounts, and certain money market deposits is equal to the amount payable on demand at year-end. Fair values for fixed rate certificates of deposit were estimated using a discounted cash flow analysis based on the discount rates implied by the high-grade corporate bond yield curve.

SHORT-TERM BORROWINGS Federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings are at variable rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY Medium-term notes, bank notes, Federal Home Loan Bank Advances, capital lease obligations, and mortgage note obligations totaled $10,138 million in 1998 and $7,725 million in 1997. Their estimated fair value was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. Other long-term debt instruments and company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company were valued using available market quotes.

INTEREST RATE SWAPS, OPTIONS, FLOORS, AND CAPS The interest rate options and swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Eurodollar future, and Treasury Note yield curves.

LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES The Company's commitments have variable rates and do not expose the Company to interest rate risk. No premium or discount was ascribed to the loan commitments because virtually all funding would be at current market rates.

U.S. Bancorp                                                                61

The estimated fair values of the Company's financial instruments are shown in the table below.

                                                                                   1998                         1997
                                                                         ---------------------------------------------------
                                                                         Carrying          Fair       Carrying          Fair
(Dollars in Millions)                                                      Amount         Value         Amount         Value
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
   Cash and due from banks ..........................................    $  4,772      $  4,772       $  4,739      $  4,739
   Federal funds sold and resale agreements .........................         544           544            692           692
   Trading account securities .......................................         537           537            195           195
   Available-for-sale securities ....................................       5,577         5,577          6,885         6,885
   Loans:
      Commercial:
         Commercial .................................................      25,974        26,767         23,399        24,286
         Commercial real estate and construction ....................      11,262        12,080         10,384        11,349
      Consumer:
         Residential mortgage .......................................       3,124         3,220          4,038         4,192
         Residential mortgage held for sale .........................          36            36            193           194
         Home equity and second mortgage ............................       7,409         7,608          5,815         5,986
         Credit card and revolving credit ...........................       5,907         6,189          5,767         6,031
         Other consumer installment .................................       5,410         5,495          5,112         5,185
      Allowance for credit losses ...................................      (1,001)           --         (1,009)           --
                                                                          --------------------------------------------------
         Net loans ..................................................      58,121        61,395         53,699        57,223
                                                                          --------------------------------------------------
         Total financial assets .....................................      69,551        72,825         66,210        69,734

NONFINANCIAL ASSETS:
   Core deposit intangible ..........................................         145         1,349            160         1,400
   Mortgage servicing portfolio .....................................          --            --             19            22
                                                                          --------------------------------------------------
         Total ......................................................      69,696       $74,174         66,389       $71,156
                                                                                        -------                      -------
   Other assets .....................................................       6,742                        4,906
                                                                          -------                      -------
         Total assets ...............................................     $76,438                      $71,295
                                                                          -------                      -------
FINANCIAL LIABILITIES:
   Deposits:
      Noninterest-bearing ...........................................     $16,377       $16,377        $14,544       $14,544
      Interest-bearing checking and other savings ...................      30,834        30,834         31,199        31,199
      Time deposits > $100,000 ......................................       2,823         2,854          3,284         3,313
                                                                          --------------------------------------------------
         Total deposits .............................................      50,034        50,065         49,027        49,056
   Federal funds purchased ..........................................       1,255         1,255            800           800
   Securities sold under agreements to repurchase ...................       1,427         1,427          1,518         1,518
   Other short-term funds borrowed ..................................         683           683            974           974
   Long-term debt ...................................................      13,781        14,046         10,247        10,416
   Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated
      debentures of the parent company ..............................         950         1,030            600           636
                                                                          --------------------------------------------------
         Total financial liabilities ................................      68,130       $68,506         63,166       $63,400
                                                                                        -------                      -------
NONFINANCIAL LIABILITIES ............................................       2,338                        2,239

SHAREHOLDERS' EQUITY ................................................       5,970                        5,890
                                                                          -------                      -------
         Total liabilities and shareholders' equity .................     $76,438                      $71,295
                                                                          -------                      -------
Off-Balance Sheet Financial Instruments:
   Unrecognized gain on interest rate swaps and options .............         N/A       $   193            N/A        $   80
   Unrecognized loss on interest rate swaps and options .............         N/A             7            N/A            12
   Loan commitments .................................................         N/A            --            N/A            --
   Letters of credit ................................................         N/A            --            N/A            --
----------------------------------------------------------------------------------------------------------------------------

62                                                                U.S. Bancorp

-------------------------------------------------------------------------------
NOTE Q  COMMITMENTS AND CONTINGENT LIABILITIES

Rental expense for operating leases amounted to $121.0 million in 1998, $114.6 million in 1997, and $116.1 million in 1996. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1998:

                                                    Capitalized     Operating
(Dollars in Millions)                                    Leases        Leases
-----------------------------------------------------------------------------
1999 ................................................    $  9.6        $112.6
2000 ................................................       9.5         103.6
2001 ................................................       9.5         102.9
2002 ................................................       8.0          91.6
2003 ................................................       6.0          77.4
Thereafter ..........................................      58.4         435.6
                                                         --------------------
Total minimum lease payments ........................     101.0        $923.7
                                                                       ------
Less amount representing interest ...................      45.7
                                                         ------
Present value of net minimum lease payments .........    $ 55.3
-----------------------------------------------------------------------------

     Various legal proceedings are currently pending against the Company. Due to their complex nature, it may be years before some matters are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

-------------------------------------------------------------------------------
NOTE R  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $2,823 million and $3,284 million at December 31, 1998 and 1997, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

Year Ended December 31 (Dollars in Millions)                                           1998           1997          1996
--------------------------------------------------------------------------------------------------------------------------
Income taxes paid ...............................................................   $   552.8       $  464.3     $   508.6
Interest paid ...................................................................     2,324.1        2,226.5       2,137.0
Net noncash transfers to foreclosed property ....................................        25.0           46.8          97.0
Change in unrealized gain (loss) on available-for-sale
   securities, net of taxes of $7.6 in 1998,
   $32.9 in 1997 and $16.5 in 1996 ..............................................        12.5           54.6         (27.2)
                                                                                    ---------------------------------------
Cash acquisitions of businesses:
   Fair value of noncash assets acquired ........................................   $ 2,249.7       $  194.6     $    38.3
   Liabilities assumed ..........................................................    (1,469.5)        (171.0)         --
                                                                                    ---------------------------------------
      Net .......................................................................   $   780.2       $   23.6     $    38.3
                                                                                    ---------------------------------------
Stock acquisitions of businesses:
   Fair value of noncash assets acquired ........................................   $    --         $  451.9     $ 5,284.9
   Net cash acquired ............................................................        --             43.2         245.8
   Liabilities assumed ..........................................................        --           (407.7)     (4,493.9)
                                                                                    ---------------------------------------
      Net value of common stock issued ..........................................   $    --         $   87.4     $ 1,036.8
---------------------------------------------------------------------------------------------------------------------------

REGULATORY CAPITAL The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the "well capitalized" designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 1998, for the Company and its significant bank subsidiaries, see Tables 19 and 20 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                 63

-------------------------------------------------------------------------------
NOTE S  U.S. BANCORP (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31 (Dollars in Millions)                                                                     1998          1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary banks, principally interest-bearing ......................                $   604        $  489
Available-for-sale securities .....................................................                    172           180
Investments in:
   Bank affiliates ................................................................                  6,673         6,396
   Nonbank affiliates .............................................................                    610           178
Advances to:
   Bank affiliates ................................................................                    991         1,293
   Nonbank affiliates .............................................................                    976           147
Other assets ......................................................................                    996           791
                                                                                                   ---------------------
      Total assets ................................................................                $11,022        $9,474
                                                                                                   ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed .........................................................                $    48        $  --
Advances from subsidiaries ........................................................                     46            19
Long-term debt ....................................................................                  3,474         2,410
Junior subordinated debentures issued to subsidiary trusts ........................                    979           618
Other liabilities..................................................................                    505           537
Shareholders' equity ..............................................................                  5,970         5,890
                                                                                                   ---------------------
      Total liabilities and shareholders' equity ..................................                $11,022        $9,474

-------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME

Year Ended December 31 (Dollars in Millions)                                           1998           1997          1996
--------------------------------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $1,290.0, $441.2
    and $1,269.4 from bank subsidiaries) ..........................................  $1,387.1         $488.9      $1,334.0
Interest from subsidiaries ........................................................     159.3          139.8          97.6
Service and management fees from subsidiaries .....................................     240.4          201.7         204.9
Other income ......................................................................     119.7           75.7         299.0
                                                                                     -------------------------------------
      Total income ................................................................   1,906.5          906.1       1,935.5
EXPENSES
Interest on short-term funds borrowed .............................................      16.9           13.8          17.4
Interest on long-term debt ........................................................     187.2          180.0         154.7
Interest on junior subordinated debentures issued to subsidiary trusts ............      70.1           50.7           2.8
Operating expenses paid to subsidiaries ...........................................      78.9            3.4          19.2
Merger, integration, and resizing .................................................      25.6          251.5          13.0
Other expenses ....................................................................     197.9          245.1         246.0
                                                                                     -------------------------------------
      Total expenses ..............................................................     576.6          744.5         453.1
                                                                                     -------------------------------------
Income before income taxes and equity in undistributed income of subsidiaries .....   1,329.9          161.6       1,482.4
Income tax (credit) expense .......................................................     (71.0)         (65.7)         68.3
                                                                                     -------------------------------------
Income of parent company ..........................................................   1,400.9          227.3       1,414.1
Equity (deficiency) in undistributed income of subsidiaries:
   Bank affiliates ................................................................    (101.6)         584.7        (161.4)
   Nonbank affiliates .............................................................      28.1           26.5         (34.0)
                                                                                     -------------------------------------
                                                                                        (73.5)         611.2        (195.4)
                                                                                     -------------------------------------
      Net income ..................................................................  $1,327.4         $838.5      $1,218.7
--------------------------------------------------------------------------------------------------------------------------

64                                                                 U.S. Bancorp

--------------------------------------------------------------------------------

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31 (Dollars in Millions)                                           1998           1997          1996
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ........................................................................ $ 1,327.4      $   838.5     $ 1,218.7
Adjustments to reconcile net income to net cash provided
  by operating activities:
   (Equity) deficiency in undistributed income of subsidiaries ....................      73.5         (611.2)        195.4
   Gains on available-for-sale securities .........................................     (12.5)          (1.7)        (37.5)
   Depreciation and amortization of premises and equipment ........................      12.9           17.1          19.2
   Provision (credit) for deferred income taxes ...................................       4.4           (5.3)         (5.2)
   Amortization of goodwill and other intangible assets ...........................      11.0           13.5          20.1
   (Increase) decrease in accrued receivables .....................................      (3.9)           4.9         165.9
   (Decrease) increase in accrued liabilities .....................................    (124.0)         (13.9)        163.6
Other - net........................................................................     (67.0)         (73.9)       (115.0)
                                                                                    --------------------------------------
      Net cash provided by operating activities ...................................   1,221.8          168.0       1,625.2

INVESTING ACTIVITIES
Securities transactions:
   Sales and maturities ...........................................................      83.0          142.4         230.8
   Purchases ......................................................................     (59.9)        (140.2)        (73.9)
Investments in subsidiaries .......................................................  (1,114.6)        (221.2)        (27.9)
Equity distributions from subsidiaries ............................................     325.0          769.5         304.6
Net (increase) decrease in short-term advances to affiliates ......................    (496.5)         521.6         (91.9)
Long-term advances made to affiliates .............................................    (330.0)         (80.0)       (868.5)
Principal collected on long-term advances made to affiliates ......................     295.0          --             33.5
Other - net .......................................................................      (6.8)          30.8         (22.3)
                                                                                    --------------------------------------
      Net cash (used) provided by investing activities ............................  (1,304.8)       1,022.9        (515.6)

FINANCING ACTIVITIES
Net increase (decrease) in short-term advances from subsidiaries ..................      21.4           (9.9)        (17.1)
Net increase (decrease) in short-term funds borrowed ..............................      47.7         (161.3)        (67.0)
Proceeds from long-term debt ......................................................   1,218.3          307.0         552.5
Principal payments on long-term debt ..............................................    (190.5)        (331.6)       (299.9)
Issuance of junior subordinated debentures to subsidiary trusts ...................     360.8          --            618.6
Redemption of preferred stock .....................................................     --            (150.0)        --
Proceeds from dividend reinvestment, stock option, and stock purchase plans .......     220.4          183.5         108.6
Repurchase of common stock ........................................................    (964.0)        (431.0)     (1,490.1)
Cash dividends ....................................................................    (516.4)        (456.3)       (414.8)
                                                                                    --------------------------------------
      Net cash provided (used) by financing activities ............................     197.7       (1,049.6)     (1,009.2)
                                                                                    --------------------------------------
      Change in cash and cash equivalents .........................................     114.7          141.3         100.4
Cash and cash equivalents at beginning of year ....................................     489.5          348.2         247.8
                                                                                    --------------------------------------
      Cash and cash equivalents at end of year .................................... $   604.2      $   489.5     $   348.2
--------------------------------------------------------------------------------------------------------------------------

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

U.S. Bancorp                                                                  65

--------------------------------------------------------------------------------
                              REPORT OF MANAGEMENT
--------------------------------------------------------------------------------

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

/s/ JOHN F. GRUNDHOFER
JOHN F. GRUNDHOFER
Chairman, President and Chief Executive Officer

/s/ SUSAN E. LESTER
SUSAN E. LESTER
Executive Vice President and
Chief Financial Officer

--------------------------------------------------------------------------------
                         REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
U.S. Bancorp

We have audited the accompanying consolidated balance sheets of U.S. Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
January 20, 1999

66                                                                  U.S. Bancorp

-------------------------------------------------------------------------------
               CONSOLIDATED BALANCE SHEET -- FIVE-YEAR SUMMARY
-------------------------------------------------------------------------------

                                                                                                                   % Change
December 31 (Dollars In Millions)                          1998        1997       1996        1995       1994     1997-1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ............................... $ 4,772     $ 4,739    $ 4,813     $ 4,253    $ 3,828           .7%
Federal funds sold and resale agreements ..............     544         692        898         771      1,012        (21.4)
Trading account securities ............................     537         195        231         366        215          *
Held-to-maturity securities ...........................      --          --        797         865      1,986          *
Available-for-sale securities:
   U.S. Treasury ......................................     500         628      1,028       1,686      2,106        (20.4)
   Mortgage-backed ....................................   3,438       4,366      4,104       3,218      4,051        (21.3)
   State and political ................................   1,255       1,331        573         271        181         (5.7)
   U.S. agencies and other ............................     384         560        768       1,248      1,267        (31.4)
                                                        -----------------------------------------------------
      Total securities ................................   5,577       6,885      6,473       6,423      7,605        (19.0)
Loans .................................................  59,122      54,708     52,355      49,345     46,375          8.1
   Less allowance for credit losses ...................   1,001       1,009        993         908        863          (.8)
                                                        -----------------------------------------------------
      Net loans .......................................  58,121      53,699     51,362      48,437     45,512          8.2
Other assets ..........................................   6,887       5,085      5,175       4,553      4,579         35.4
                                                        -----------------------------------------------------
         Total assets ................................. $76,438     $71,295    $69,749     $65,668    $64,737          7.2%
                                                        -----------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing ................................ $16,377     $14,544    $14,344     $12,367    $11,353         12.6%
   Interest-bearing ...................................  33,657      34,483     35,012      33,412     34,762         (2.4)
                                                        -----------------------------------------------------
      Total deposits ..................................  50,034      49,027     49,356      45,779     46,115          2.1
Short-term borrowings .................................   3,365       3,292      6,592       7,984      7,501          2.2
Long-term debt ........................................  13,781      10,247      5,369       4,583      4,225         34.5
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts
   holding solely the junior subordinated
   debentures of the parent company ...................     950         600        600         --         --          58.3
Other liabilities .....................................   2,338       2,239      2,069       1,980      1,791          4.4
                                                        -----------------------------------------------------
         Total liabilities ............................  70,468      65,405     63,986      60,326     59,632          7.7
Shareholders' equity ..................................   5,970       5,890      5,763       5,342      5,105          1.4
                                                        -----------------------------------------------------
         Total liabilities and shareholders' equity ... $76,438     $71,295    $69,749     $65,668    $64,737          7.2%
---------------------------------------------------------------------------------------------------------------------------

 *NOT MEANINGFUL

U.S. Bancorp                                                                67

-------------------------------------------------------------------------------
              CONSOLIDATED STATEMENT OF INCOME -- FIVE-YEAR SUMMARY
-------------------------------------------------------------------------------

                                                                                                                   % Change
Year Ended December 31 (Dollars in Millions)                 1998        1997       1996        1995       1994   1997-1998
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans .................................................. $4,921.8    $4,784.5   $4,537.7    $4,373.4   $3,686.6        2.9%
Securities:
   Taxable .............................................    303.6       371.5      420.5       420.3      535.1      (18.3)
   Exempt from federal income taxes ....................     62.8        68.1       71.0        59.8       62.8       (7.8)
Other interest income ..................................    119.2        69.5       85.2        67.3       63.5       71.5
                                                         ------------------------------------------------------
      Total interest income ............................  5,407.4     5,293.6    5,114.4     4,920.8    4,348.0        2.1

INTEREST EXPENSE
Deposits ...............................................  1,391.0     1,436.8    1,441.3     1,416.7    1,121.1       (3.2)
Federal funds purchased and repurchase agreements ......    153.6       183.0      197.9       218.2      190.8      (16.1)
Other short-term funds borrowed ........................     59.1       117.6      198.0       189.8       68.3      (49.7)
Long-term debt .........................................    672.7       459.0      303.8       273.4      227.2       46.6
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts
   holding solely the junior subordinated
   debentures of the parent company ....................     70.4        49.1        2.8        --         --         43.4
                                                         ------------------------------------------------------
      Total interest expense ...........................  2,346.8     2,245.5    2,143.8     2,098.1    1,607.4        4.5
                                                         ------------------------------------------------------
Net interest income ....................................  3,060.6     3,048.1    2,970.6     2,822.7    2,740.6         .4
Provision for credit losses ............................    379.0       460.3      271.2       239.1      243.7      (17.7)
                                                         ------------------------------------------------------
Net interest income after provision
   for credit losses ...................................  2,681.6     2,587.8    2,699.4     2,583.6    2,496.9        3.6

NONINTEREST INCOME
Credit card fee revenue ................................    574.8       418.8      351.5       303.9      248.9       37.2
Trust and investment management fees ...................    413.0       348.0      302.3       241.1      224.5       18.7
Service charges on deposit accounts ....................    406.0       396.2      377.2       345.0      346.7        2.5
Investment products fees and commissions ...............    229.7        65.7       59.7        49.8       56.4        *
Trading account profits and commissions ................    118.1        30.9       29.0        28.5       24.7        *
Investment banking revenue .............................    100.4        --         --          --         --          *
Securities gains (losses) ..............................     12.6         3.6       20.8         3.0     (124.2)       *
Gain on sale of mortgage banking operations,
   branches and other assets ...........................     --           9.4       71.4        39.9       62.9        *
Termination fee ........................................     --          --        190.0        --         --          *
State income tax refund ................................     --          --         65.0        --         --          *
Other ..................................................    402.0       342.6      316.2       302.1      275.0       17.3
                                                         ------------------------------------------------------
      Total noninterest income .........................  2,256.6     1,615.2    1,783.1     1,313.3    1,114.9       39.7

NONINTEREST EXPENSE
Salaries ...............................................  1,210.9       969.3      964.5       927.5      974.9       24.9
Employee benefits ......................................    222.3       217.4      220.3       209.9      224.4        2.3
Net occupancy ..........................................    187.4       182.0      179.4       183.4      190.7        3.0
Furniture and equipment ................................    153.4       165.4      175.2       184.5      184.4       (7.3)
Goodwill and other intangible assets ...................    143.7       113.3      130.1        76.0       72.5       26.8
Professional services ..................................     71.3        70.3       58.0        59.2       65.9        1.4
Other personnel costs ..................................     53.0        66.6       83.4        62.4       60.8      (20.4)
Merger, integration, and resizing ......................    216.5       511.6       88.1        98.9      222.7      (57.7)
SAIF special assessment ................................     --          --         61.3        --         --          *
Other ..................................................    585.8       516.4      577.8       674.1      735.8       13.4
                                                         ------------------------------------------------------
      Total noninterest expense ........................  2,844.3     2,812.3    2,538.1     2,475.9    2,732.1        1.1
                                                         ------------------------------------------------------
Income from continuing operations before income taxes ..  2,093.9     1,390.7    1,944.4     1,421.0      879.7       50.6
Applicable income taxes ................................    766.5       552.2      725.7       523.9      311.5       38.8
                                                         ------------------------------------------------------
Income from continuing operations ......................  1,327.4       838.5    1,218.7       897.1      568.2       58.3
Loss from discontinued operations ......................     --          --         --          --         (8.5)       *
                                                         ------------------------------------------------------
Net income ............................................. $1,327.4    $  838.5   $1,218.7    $  897.1   $  559.7       58.3%
                                                         ------------------------------------------------------------------
Net income applicable to common equity ................. $1,327.4    $  827.9   $1,200.3    $  877.4   $  534.9       60.3%
---------------------------------------------------------------------------------------------------------------------------

 *NOT MEANINGFUL

68                                                                U.S. Bancorp

-------------------------------------------------------------------------------
                     QUARTERLY CONSOLIDATED FINANCIAL DATA
-------------------------------------------------------------------------------

                                                                     1998                                  1997
                                                    ------------------------------------   -----------------------------------
                                                      Fourth    Third    Second    First    Fourth    Third    Second    First
(Dollars in Millions, Except Per Share Data)         Quarter  Quarter   Quarter  Quarter   Quarter  Quarter   Quarter  Quarter
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans ..........................................    $1,245.2 $1,246.8  $1,225.6 $1,204.2  $1,222.6 $1,211.1  $1,197.6 $1,153.2
Securities:
   Taxable .....................................        68.2     71.4      78.2     85.8      90.5     89.0      95.4     96.6
   Exempt from federal income taxes ............        15.5     15.6      15.6     16.1      16.6     16.8      17.4     17.3
Other interest income ..........................        34.0     36.0      30.2     19.0      18.8     15.2      18.4     17.1
                                                    ------------------------------------   -----------------------------------
       Total interest income ...................     1,362.9  1,369.8   1,349.6  1,325.1   1,348.5  1,332.1   1,328.8  1,284.2

INTEREST EXPENSE
Deposits .......................................       332.4    351.3     352.2    355.1     359.1    362.3     363.6    351.8
Federal funds purchased and repurchase
   agreements ..................................        36.3     41.9      41.8     33.6      42.4     41.9      50.8     47.9
Other short-term funds borrowed ................        13.9     18.1      14.3     12.8      19.4     28.2      33.1     36.9
Long-term debt .................................       186.7    171.8     157.8    156.4     144.4    122.1     104.2     88.3
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts holding solely the junior subordinated
   debentures of the parent company ............        19.3     20.3      18.5     12.3      12.2     12.3      12.3     12.3
                                                    ------------------------------------   -----------------------------------
      Total interest expense ...................       588.6    603.4     584.6    570.2     577.5    566.8     564.0    537.2
                                                    ------------------------------------   -----------------------------------
Net interest income ............................       774.3    766.4     765.0    754.9     771.0    765.3     764.8    747.0
Provision for credit losses ....................       101.0     95.0      93.0     90.0      90.0    185.0     101.1     84.2
                                                    ------------------------------------   -----------------------------------
Net interest income after provision
   for credit losses ...........................       673.3    671.4     672.0     664.9    681.0     580.3    663.7    662.8

NONINTEREST INCOME
Credit card fee revenue ........................       144.3    156.1     147.6    126.8     123.1    106.2      98.8     90.7
Trust and investment management fees ...........       105.3    104.8     108.0     94.9      88.8     87.4      87.2     84.6
Service charges on deposit accounts ............       107.0    101.7      99.4     97.9     101.2    102.2      97.4     95.4
Investment products fees and commissions .......        78.0     76.0      57.5     18.2      16.7     16.5      16.7     15.8
Trading account profits and commissions ........        40.2     42.8      28.0      7.1       7.1      6.5       6.8     10.5
Investment banking revenue .....................        33.1     38.3      29.0     --        --       --        --       --
Securities gains ...............................        --       --        --       12.6      --       --         1.9      1.7
Gain on sale of credit card portfolio ..........        --       --        --       --        --        9.4      --       --
Other ..........................................       112.2     97.2      91.6    101.0      83.6     81.5      98.7     78.8
                                                    ------------------------------------   -----------------------------------
      Total noninterest income .................       620.1    616.9     561.1    458.5     420.5    409.7     407.5    377.5

NONINTEREST EXPENSE
Salaries .......................................       328.4    339.6     303.3    239.6     239.6    242.2     246.9    240.6
Employee benefits ..............................        53.7     55.7      58.8     54.1      49.9     49.2      57.2     61.1
Net occupancy ..................................        46.8     49.2      47.9     43.5      45.7     45.3      45.2     45.8
Furniture and equipment ........................        39.0     39.4      39.6     35.4      38.0     40.4      44.2     42.8
Goodwill and other intangible assets ...........        37.2     37.1      36.0     33.4      31.0     29.1      25.8     27.4
Professional services ..........................        26.4     18.3      15.3     11.3      22.8     18.9      15.1     13.5
Other personnel costs ..........................        12.7     10.4      16.8     13.1      19.5     14.3      16.4     16.4
Merger-related .................................        44.1     66.4      59.5     46.5      71.4    440.2      --       --
Other ..........................................       157.0    152.7     147.4    128.7     126.3    123.5     138.7    127.9
                                                    ------------------------------------   -----------------------------------
      Total noninterest expense ................       745.3    768.8     724.6    605.6     644.2  1,003.1     589.5    575.5
                                                    ------------------------------------   -----------------------------------
Income before income taxes .....................       548.1    519.5     508.5    517.8     457.3    (13.1)    481.7    464.8
Applicable income taxes ........................       198.9    190.4     187.9    189.3     168.4     34.5     177.8    171.5
                                                    ------------------------------------   -----------------------------------
Net income (loss) ..............................    $  349.2 $  329.1  $  320.6 $  328.5  $  288.9 $  (47.6)  $ 303.9  $ 293.3
                                                    ------------------------------------   -----------------------------------
Net income (loss) applicable to
   common equity ...............................    $  349.2 $  329.1  $  320.6 $  328.5  $  287.5 $  (50.7)  $ 300.8  $ 290.3
                                                    ------------------------------------   -----------------------------------
Earnings (loss) per share ......................    $    .48 $    .45  $    .43 $    .44  $    .39 $   (.07)  $   .41  $   .39
Diluted earnings (loss) per share ..............    $    .48 $    .44  $    .43 $    .44  $    .39 $   (.07)  $   .41  $   .39
SELECTED AVERAGE BALANCES
Loans ..........................................    $ 57,648 $ 56,174  $ 55,400 $ 54,657  $ 54,386 $ 53,690   $53,515  $52,438
Earning assets .................................      65,380   63,994    63,494   62,572    62,365   61,541    61,859   60,886
Total assets ...................................      73,767   72,083    71,446   69,821    69,861   68,423    68,877   67,890
Deposits .......................................      47,596   47,000    47,426   47,287    47,468   47,035    47,688   47,160
Long-term debt .................................      13,081   11,658    10,564   10,534     9,534    8,008     6,768    5,751
Common equity ..................................       5,875    6,100     6,186    6,036     5,698    5,736     5,616    5,615
------------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                69

-------------------------------------------------------------------------------
     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES
-------------------------------------------------------------------------------

Year Ended December 31                        1998                             1997
----------------------------------------------------------------------------------------------------

                                                        Yields                                Yields
(Dollars in Millions)            Balance  Interest   and Rates    Balance     Interest     and Rates
----------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
  U.S. Treasury ................ $   565  $   32.8       5.81%    $   734     $   42.7         5.82%
  Mortgage-backed ..............   3,667     247.1       6.74       4,239        290.5         6.85
  State and political ..........   1,260      98.2       7.79         889         69.8         7.85
  U.S. agencies and other ......     403      21.9       5.43         595         36.1         6.07
                                 -----------------                --------------------
       Total available-for-sale
        securities..............  5,895     400.0       6.79       6,457        439.1         6.80
Unrealized gain (loss) on
 available-for-sale securities..     97                                3
                                -------                           ------
       Net available-for-sale
        securities..............   5,992                            6,460
Held-to-maturity securities ....      --        --         --         449         35.5         7.91
Trading account securities .....     290      18.7       6.45         168          9.7         5.77
Federal funds sold and resale
 agreements.....................     667      35.0       5.25         577         31.6         5.48
Loans:
  Commercial:
       Commercial ..............  24,608   1,945.7       7.91      22,466      1,829.8         8.14
       Real estate:
            Commercial mortgage.   8,129     712.8       8.77       8,037        728.5         9.06
            Construction .......   2,652     240.1       9.05       2,255        216.9         9.62
                                 -----------------                --------------------
            Total commercial ...  35,389   2,898.6       8.19      32,758      2,775.2         8.47
  Consumer:
       Home equity and second
        mortgage................   6,130     585.0       9.54       5,555        532.6         9.59
       Credit card .............   4,021     508.3      12.64       3,702        462.9        12.50
       Other ...................   6,803     656.0       9.64       6,894        673.2         9.77
                                 -----------------                --------------------
            Subtotal ...........  16,954   1,749.3      10.32      16,151      1,668.7        10.33
       Residential mortgage ....   3,534     282.5       7.99       4,439        350.9         7.90
       Residential mortgage held
        for sale................     102       7.1       6.96         165         12.4         7.52
                                 -----------------                --------------------
            Total consumer .....  20,590   2.038.9       9.90      20,755      2,032.0         9.79
                                 -----------------                --------------------
            Total loans ........  55,979   4,937.5       8.82      53,513      4,807.2         8.98
  Allowance for credit losses ..     997                              998
                                 -------                          -------
       Net loans ...............  54,982                           52,515
Other earning assets ...........   1,037      67.5       6.51         511         28.4         5.56
                                 -----------------                --------------------
            Total earning
             assets* ...........  63,868   5,458.7       8.55      61,675      5,351.5         8.68
Other assets ...................   8,823                            8,091
                                 -------                          -------
            Total assets ....... $71,791                          $68,771
                                 -------                          -------

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Noninterest-bearing deposits ... $13,497                          $12,680
Interest-bearing deposits:
       Interest checking .......   5,754     104.2       1.81       5,561         92.2         1.66
       Money market accounts ...  11,201     437.9       3.91      10,440        401.9         3.85
       Other savings accounts ..   2,465      51.2       2.08       2,799         61.2         2.19
       Savings certificates ....  11,309     616.8       5.45      12,278        668.9         5.45
       Certificates over
        $100,000 ...............   3,101     180.9       5.83       3,578        212.6         5.94
                                 -----------------                --------------------
            Total interest-
             bearing deposits...  33,830   1,391.0       4.11      34,656      1,436.8         4.15
Short-term borrowings ..........   3,733     212.7       5.70       5,314        300.6         5.66
Long-term debt .................  11,481     672.7       5.86       7,527        459.0         6.10
Company-obligated mandatorily
 redeemable preferred
 securities.....................     864      70.4       8.15         600         49.1         8.18
                                 -----------------                --------------------
            Total interest-
             bearing
             liabilities .......  49,908   2,346.8       4.70      48,097      2,245.5         4.67
Other liabilities ..............   2,337                            2,196
Preferred equity ...............      --                              131
Common equity ..................   5,989                            5,665
Accumulated other comprehensive
 income ........................      60                                2
                                 -------                          -------
            Total liabilities
             and shareholders'
             equity............. $71,791                          $68,771
                                 -------                          -------
Net interest income ............          $3,111.9                            $3,106.0
                                          --------                            --------
Gross interest margin ..........                         3.85%                                 4.01%
                                                         -----                                 -----
Gross interest margin without
 taxable-equivalent increments..                         3.77%                                 3.91%
                                                         -----                                 -----
PERCENT OF EARNING ASSETS
Interest income ................                         8.55%                                 8.68%
Interest expense ...............                         3.68                                  3.64
                                                         -----                                 -----
       Net interest margin .....                         4.87                                  5.04
                                                         -----                                 -----
Net interest margin without
 taxable-equivalent increments..                         4.79%                                 4.94%
----------------------------------------------------------------------------------------------------

INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT. INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
* BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
**   NOT MEANINGFUL
***  DETAIL NOT AVAILABLE

70                                                                U.S. Bancorp

-------------------------------------------------------------------------------
     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES
-------------------------------------------------------------------------------

Year Ended December 31                         1996                         1995                         1994            1997-1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          % Change
                                                       Yields                        Yields                        Yields  Average
(Dollars in Millions)            Balance  Interest  and Rates  Balance  Interest  and Rates  Balance  Interest  and Rates  Balance
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
  U.S. Treasury ................ $ 1,255  $   74.3      5.92%  $ 1,864  $  109.0     5.85%  $ 2,704  $  142.6       5.27%    (23.0)%
  Mortgage-backed ..............   4,158     279.7      6.73     2,711     171.0     6.31     4,085     253.8       6.21     (13.5)
  State and political ..........     555      47.0      8.47       177      18.9    10.68       188      20.0      10.64      41.7
  U.S. agencies and other ......     978      65.7      6.72     1,125      82.5     7.33     1,179      65.0       5.51     (32.3)
                                 -----------------             -----------------            -----------------
       Total available-for-sale
        securities..............   6,946     466.7      6.72     5,877     381.4     6.49     8,156     481.4       5.90      (8.7)
Unrealized gain (loss) on
 available-for-sale securities..     (21)                          (69)                         (97)                            **
                                 -------                       -------                      -------
       Net available-for-sale
        securities..............   6,925                         5,808                        8,059                           (7.2)
Held-to-maturity securities ....     834      64.0      7.67     1,833     131.7     7.18     2,162     151.1       6.99        **
Trading account securities .....     233      13.2      5.67       266      15.8     5.94       247      13.3       5.38      72.6
Federal funds sold and resale
 agreements.....................     872      46.5      5.33       531      30.8     5.80       715      30.7       4.29      15.6
Loans:
  Commercial:
       Commercial ..............  20,910   1,708.0      8.17       ***       ***                ***       ***                  9.5
       Real estate:
            Commercial mortgage    7,630     687.5      9.01       ***       ***                ***       ***                  1.1
            Construction .......   1,707     165.4      9.69       ***       ***                ***       ***                 17.6
                                 -----------------             -----------------            -----------------
            Total commercial ...  30,247   2,560.9      8.47    27,048   2,415.2     8.93    24,630   1,934.6       7.85       8.0
  Consumer:
       Home equity and second
        mortgage................   4,708     441.4      9.38       ***       ***                ***       ***                 10.4
       Credit card .............   3,452     444.0     12.86       ***       ***                ***       ***                  8.6
       Other ...................   7,037     680.6      9.67       ***       ***                ***       ***                 (1.3)
                                 -----------------             -----------------            -----------------
            Subtotal ...........  15,197   1,566.0     10.30       ***       ***                ***       ***                  5.0
       Residential mortgage ....   5,172     418.9      8.10       ***       ***                ***       ***                (20.4)
       Residential mortgage held
        for sale................     239      16.8      7.03       ***       ***                ***       ***                (38.2)
                                 -----------------             -----------------            -----------------
            Total consumer .....  20,608   2,001.7      9.71    20,655   1,989.2     9.63    19,954   1,785.9       8.95       (.8)
                                 -----------------             -----------------            -----------------
            Total loans ........  50,855   4,562.6      8.97    47,703   4,404.4     9.23    44,584   3,720.5       8.34       4.6
  Allowance for credit losses ..     973                           869                          847                            (.1)
                                 -------                       -------                      -------
       Net loans ...............  49,882                        46,834                       43,737                            4.7
Other earning assets ...........     461      25.5      5.53       346      20.6     5.95       369      20.0       5.42        **
                                 -----------------             -----------------            -----------------
            Total earning
             assets* ...........  60,201   5,178.5      8.60    56,556   4,984.7     8.81    56,233   4,417.0       7.85       3.6
Other assets ...................   8,195                         7,466                        7,419                            9.0
                                 -------                       -------                      -------
            Total assets ....... $67,402                       $63,084                      $62,708                            4.4%
                                 -------                       -------                      -------
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Noninterest-bearing deposits ... $11,970                       $10,646                      $11,299                            6.4%
Interest-bearing deposits:
       Interest checking .......   5,678      90.1      1.59     5,473      88.2     1.61     5,826      85.4       1.47       3.5
       Money market accounts ...  10,068     379.4      3.77     8,952     357.5     3.99     8,600     247.1       2.87       7.3
       Other savings accounts ..   3,157      70.7      2.24     3,566      87.8     2.46     4,540     100.8       2.22     (11.9)
       Savings certificates ....  12,985     703.2      5.42    13,223     704.2     5.33    13,200     551.4       4.18      (7.9)
       Certificates over
        $100,000 ...............   3,394     197.9      5.83     2,866     179.0     6.25     2,681     136.4       5.09     (13.3)
                                 -----------------             -----------------            -----------------
            Total interest-
             bearing deposits...  35,282   1,441.3      4.09    34,080   1,416.7     4.16    34,847   1,121.1       3.22      (2.4)
Short-term borrowings ..........   7,187     395.9      5.51     6,969     408.0     5.85     6,011     259.1       4.31     (29.8)
Long-term debt .................   4,908     303.8      6.19     4,162     273.4     6.57     3,796     227.2       5.99      52.5
Company-obligated mandatorily
 redeemable preferred
 securities ....................      36       2.8      8.18        --        --       --        --        --         --      44.0
                                 -----------------             -----------------            -----------------
            Total interest-
             bearing
             liabilities .......  47,413   2,143.8      4.52    45,211   2,098.1     4.64    44,654   1,607.4       3.60       3.8
Other liabilities ..............   2,100                         1,882                        1,575                            6.4
Preferred equity ...............     240                           255                          293                             **
Common equity ..................   5,693                         5,134                        4,948                            5.7
Accumulated other comprehensive
 income ........................     (14)                          (44)                         (61)                            **
                                 -------                       -------                      -------
            Total liabilities
             and shareholders'
             equity............. $67,402                       $63,084                      $62,708                           4.4%
                                 -------                       -------                      -------                          -----
Net interest income ............          $3,034.7                      $2,886.6                     $2,809.6
                                          --------                      --------                     --------
Gross interest margin ..........                        4.08%                        4.17%                          4.25%
                                                        -----                        -----                          -----
Gross interest margin without
 taxable-equivalent increments..                        3.98%                        4.06%                          4.13%
                                                        -----                        -----                          -----
PERCENT OF EARNING ASSETS
Interest income ................                        8.60%                        8.81%                          7.85%
Interest expense ...............                        3.56                         3.71                           2.86
                                                        -----                        -----                          -----
       Net interest margin .....                        5.04                         5.10                           4.99
                                                        -----                        -----                          -----
Net interest margin without
 taxable-equivalent increments..                        4.93%                        4.99%                          4.87%
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT. INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
* BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
**   NOT MEANINGFUL
***  DETAIL NOT AVAILABLE


U.S. Bancorp                                                                71

-------------------------------------------------------------------------------
                          SUPPLEMENTAL FINANCIAL DATA
-------------------------------------------------------------------------------

EARNINGS PER SHARE SUMMARY
                                                                  1998           1997          1996          1995          1994
-------------------------------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations ........... $       1.81   $       1.13  $       1.60  $       1.19  $        .73
Loss from discontinued operations .......................         --             --            --            --            (.01)
                                                          ---------------------------------------------------------------------
Earnings per share ...................................... $       1.81   $       1.13  $       1.60  $       1.19  $        .72
                                                          ---------------------------------------------------------------------
Diluted earnings per share from continuing operations ... $       1.78   $       1.11  $       1.57  $       1.16  $        .71
Loss from discontinued operations .......................         --             --            --            --            (.01)
                                                          ---------------------------------------------------------------------
Diluted earnings per share .............................. $       1.78   $       1.11  $       1.57  $       1.16  $        .70
-------------------------------------------------------------------------------------------------------------------------------

RATIOS
                                                                  1998           1997          1996          1995          1994
-------------------------------------------------------------------------------------------------------------------------------
Return on average assets ................................         1.85%          1.22%         1.81%         1.42%          .89%
Return on average common equity .........................         21.9           14.6          21.1          17.2          10.9
Average total equity to average assets ..................          8.4            8.4           8.8           8.5           8.3
Dividends per share to net income per share .............         38.7           54.9          34.4          40.6          53.7
-------------------------------------------------------------------------------------------------------------------------------

OTHER STATISTICS
                                                                  1998           1997          1996          1995          1994
-------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding - year end* ...................  725,761,718    739,933,014   738,017,970   723,095,643   746,059,341
Average common shares outstanding and
   common stock equivalents:
      Earnings per share ................................  733,897,845    733,550,892   749,178,474   738,653,169   744,157,977
      Diluted earnings per share ........................  744,178,143    742,913,736   766,172,004   764,661,147   774,808,893
Number of shareholders - year-end** .....................       38,069         41,657        43,353        41,701        47,911
Average number of employees (full-time equivalents) .....       26,526         25,858        27,157        27,795        31,185
Common dividends paid (millions) ........................ $      516.4   $      445.7  $      406.9  $      327.4  $      276.5
-------------------------------------------------------------------------------------------------------------------------------

*    DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY.
**   BASED ON NUMBER OF COMMON STOCK SHAREHOLDERS OF RECORD.

STOCK PRICE RANGE AND DIVIDENDS

                                                        1998                                        1997
                                            ------------------------------------------------------------------------
                                                 Sales Price                            Sales Price
                                            ---------------------   Dividends       ---------------------  Dividends
                                             High           Low          Paid        High           Low         Paid
--------------------------------------------------------------------------------------------------------------------
First quarter ..........................    $41.81         $33.75        $.175      $28.17         $22.50      $.155
Second quarter .........................     45.63          37.13         .175       29.17          23.67       .155
Third quarter ..........................     47.31          33.69         .175       32.50          28.52       .155
Fourth quarter .........................     43.00          25.63         .175       38.88          30.75       .155
Closing price - December 31 ............            35.50                                   37.31
--------------------------------------------------------------------------------------------------------------------

THE COMMON STOCK OF U.S. BANCORP IS TRADED ON THE NEW YORK STOCK EXCHANGE, UNDER THE TICKER SYMBOL, "USB."


72                                                                U.S. Bancorp

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                                  December 31, 1998
                                                                   ---------------------------------------------
                                                                   In 1 Year      After 1 Year
(Dollars in Millions)                                                or Less   Through 5 Years    After 5 Years
----------------------------------------------------------------------------------------------------------------
Commercial, lease financing and agricultural ......................  $20,915            $3,828          $ 1,231
Real estate:
   Commercial mortgage ............................................    4,886             2,137            1,170
   Construction ...................................................    2,907               135               27
                                                                   ---------------------------------------------
      Total .......................................................  $28,708            $6,100          $ 2,428
----------------------------------------------------------------------------------------------------------------

                                                                      Due in         Due After
                                                                    One Year          One Year            Total
----------------------------------------------------------------------------------------------------------------
Loans at fixed interest rates .....................................  $ 4,111            $7,416          $11,527
Loans at variable interest rates ..................................   24,597             1,112           25,709
                                                                   ---------------------------------------------
      Total .......................................................  $28,708            $8,528          $37,236
----------------------------------------------------------------------------------------------------------------


TIME CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE AT DECEMBER 31

                                                                                    Maturing
                                                       -----------------------------------------------------------------
                                                        Under          Three         Six to           Over
                                                        Three         to Six         Twelve         Twelve
(Dollars in Millions)                                  Months         Months         Months         Months         Total
------------------------------------------------------------------------------------------------------------------------
1998 ................................................  $1,541           $365           $439           $478        $2,823
1997 ................................................   1,077            762            508            937         3,284
1996 ................................................   1,749            573            483            597         3,402
------------------------------------------------------------------------------------------------------------------------

SHORT-TERM FUNDS BORROWED

                                                                     Average        Maximum        Average         Weighted
                                                                       Daily    Outstanding  Interest Rate          Average
                                                  Outstanding         Amount      Month End    Paid During    Interest Rate
(Dollars in Millions)                             at Year End    Outstanding        Balance       the Year      at Year End
---------------------------------------------------------------------------------------------------------------------------
1998
Federal funds purchased and securities sold
   under agreements to repurchase ..............       $2,682         $2,582         $2,775          5.95%            4.60%
Other ..........................................          683          1,151          1,500          5.13             4.54
                                                       ---------------------
   Total .......................................       $3,365         $3,733          3,909          5.70             4.59
                                                       ---------------------

1997
Federal funds purchased and securities sold
   under agreements to repurchase ..............       $2,318         $3,242         $4,188          5.64%            5.23%
Other ..........................................          974          2,072          3,082          5.68             5.33
                                                       ---------------------
   Total .......................................       $3,292         $5,314          6,879          5.66             5.26
                                                       ---------------------

1996
Federal funds purchased and securities sold
   under agreements to repurchase ..............       $3,401         $3,719         $4,114          5.32%            5.34%
Other ..........................................        3,191          3,468          4,330          5.71             5.53
                                                       ---------------------
   Total .......................................       $6,592         $7,187          7,797          5.51             5.43
---------------------------------------------------------------------------------------------------------------------------


U.S. Bancorp                                                                73

--------------------------------------------------------------------------------
                           ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, Par Value $1.25.

   Securities registered pursuant to Section 12(g) of the Act:
Warrants to Purchase Shares of Common Stock.

   As of January 31, 1999, U.S. Bancorp had 725,912,447 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 1999, was approximately $23,431,000,000.

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

Cross-Reference                                                                            Page
-----------------------------------------------------------------------------------------------
PART I
ITEM 1    Business
          General ...........................................................................75
          Distribution of Assets, Liabilities and
              Stockholders' Equity; Interest Rates
              and Interest Differential ...........................................20-21, 70-71
          Investment Portfolio ...................................................26-27, 46, 67
          Loan Portfolio ...........................................24-26, 27-31, 43-44, 47, 73
          Summary of Loan Loss
              Experience ...............................................21-22, 27-31, 43-44, 47
          Deposits ............................................................26-27, 70-71, 73
          Return on Equity and Assets .......................................................72
          Short-Term Borrowings .............................................................73
ITEM 2    Properties ........................................................................75
ITEM 3    Legal Proceedings ...............................................................none
ITEM 4    Submission of Matters to a Vote of
              Security Holders ............................................................none
PART II
ITEM 5    Market for the Registrant's Common Equity
              and Related Stockholder Matters ....................................35-36, 72, 74
ITEM 6    Selected Financial Data ...........................................................17
ITEM 7    Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations ......................................................16-38
ITEM 7A   Quantitative and Qualitative Disclosures
              About Market Risk ..........................................................31-33
ITEM 8    Financial Statements and
              Supplementary Data ........................................................69, 76
ITEM 9    Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure ........................................................none
PART III
ITEM 10   Directors and Executive Officers
              of the Registrant ..........................................................78-79*
ITEM 11   Executive Compensation ..............................................................*
ITEM 12   Security Ownership of Certain
              Beneficial Owners and Management ................................................*
ITEM 13   Certain Relationships and Related Transactions ......................................*
PART IV
ITEM 14   Exhibits, Financial Statement Schedules
              and Reports on Form 8-K ....................................................76-77

* U.S. BANCORP'S DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED HEREIN BY REFERENCE, OTHER THAN THE SECTIONS ENTITLED "REPORT OF THE COMPENSATION AND HUMAN RESOURCES COMMITTEE ON EXECUTIVE COMPENSATION" AND "COMPARATIVE STOCK PERFORMANCE."

74                                                                U.S. Bancorp

GENERAL U.S. Bancorp, formerly known as First Bank System, Inc. (the "Company"), is the organization created by the acquisition by First Bank System, Inc. of U.S. Bancorp of Portland, Oregon. The Company is a regional, multi-state bank holding company headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1929 and owns 100 percent of the capital stock of each of eight banks, and ten trust companies, having approximately 1,000 banking offices in 17 Midwestern and Western states. The Company offers full-service brokerage services at approximately 100 offices through a wholly owned subsidiary. The Company also has various nonbank subsidiaries engaged in financial services.

     The banks are engaged in general commercial banking business, principally in domestic markets. They range in size from less than $1.0 million to $49.0 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities, and other financial institutions. Depository services include checking accounts, savings accounts, and time certificate contracts. Ancillary services such as treasury management and receivable lockbox collection are provided for corporate customers. The Company's bank and trust subsidiaries provide a full range of fiduciary activities for individuals, estates, foundations, business corporations, and charitable organizations.

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

     On a full-time equivalent basis, employment during 1998 averaged a total of 26,526 employees.

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

PROPERTIES The Company and its significant subsidiaries occupy their headquarter offices under long-term leases. The Company also leases three freestanding operations centers in St. Paul and Denver, and owns operations centers in Fargo and Portland. At December 31, 1998, the Company's subsidiaries owned and operated a total of 748 facilities and leased an additional 648 facilities, all of which are well maintained. Additional information with respect to premises and equipment is presented in Notes G and Q to Consolidated Financial Statements.

U.S. Bancorp                                                                75

EXHIBITS

Financial Statements Filed                           Page
---------------------------------------------------------
U.S. Bancorp and Subsidiaries
Consolidated Financial Statements                      39
Notes to Consolidated Financial Statements             43
Report of Independent Auditors                         66

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

     During the three months ended December 31, 1998, the Company filed no Current Reports on Form 8-K.

     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

     (1)3.1 Restated Certificate of Incorporation, as amended. Filed as Exhibit
            3.1 to Form 10-Q for the quarter ended March 31, 1998.
     (1)3.2 Bylaws, as amended. Filed as Exhibit 3.1 to report on Form 10-Q for the quarter ended June 30, 1998.
        4.1 [Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]
     (1)4.2 Warrant Agreement, dated as of October 2, 1995, between U.S. Bancorp and First Chicago Trust Company of New York, as Warrant Agent and
            Form of Warrant. Filed as Exhibits 4.18 and 4.19 to Registration
            Statement on Form S-3, File No. 33-61667.
     (1)4.3 Warrant Agreement, dated as of November 20, 1990, between
            Metropolitan Financial Corporation and American Stock Transfer and
            Trust Company, as Warrant Agent; Supplemental Warrant Agreement, dated as of January 24, 1995, between U.S. Bancorp and American
            Stock Transfer and Trust Company, as Warrant Agent; and Form of
            Warrant. Filed as Exhibit 4E to report on Form 10-K for the year ended December 31, 1996.
    (1)10.1 Stock Purchase Agreements dated as of May 30, 1990, among Corporate
            Partners, L.P.; Corporate Offshore Partners, L.P.; The State Board of Administration of Florida and U.S. Bancorp and related documents.
            Filed as Exhibits 4.8-4.15 to Registration Statement on Form S-3,
            File No. 33-42650.
 (1)(2)10.2 U.S. Bancorp 1997 Stock Incentive Plan, as amended. Filed as Exhibit
            10.2 to report on Form 10-K for the year ended December 31, 1997.
 (1)(2)10.3 Description of U.S. Bancorp Stock Option Loan Policy. Filed as
            Exhibit 10M to report on Form 10-K for the year ended December 31, 1996.
 (1)(2)10.4 U.S. Bancorp Restated Employee Stock Purchase Plan, as amended.
            Filed as Exhibit 10.4 to report on Form 10-K for the year ended
            December 31, 1997.
 (1)(2)10.5 U.S. Bancorp 1995 Executive Incentive Plan, as amended. Filed as
            Exhibit 10A to report on Form 10-Q for the quarter ended March 31, 1997.
 (1)(2)10.6 U.S. Bancorp Annual Incentive Plan, as amended. Filed as Exhibit 10E to report on Form 10-K for the year ended December 31, 1996.
 (1)(2)10.7 U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit
            10.1 to report on Form 10-Q for the quarter ended March 31, 1998.
 (1)(2)10.8 U.S. Bancorp Nonqualified Supplemental Executive Retirement Plan, as
            amended. Filed as Exhibit 10.2 to report on Form 10-Q for the quarter ended March 31, 1998.
 (1)(2)10.9 U.S. Bancorp Special Executive Deferral Plan. Filed as Exhibit 10.3
            to report on Form 10-Q for the quarter ended March 31, 1998.
(1)(2)10.10 Amended and Restated Supplemental Benefits Plan of the former U.S.
            Bancorp. Filed as Exhibit 10.10 to report on Form 10-K for the year ended December 31, 1997.
(1)(2)10.11 1991 Executive Deferred Compensation Plan, as amended, of the former
            U.S. Bancorp. Filed as Exhibit 10.11 to report on Form 10-K for the year ended December 31, 1997.
(1)(2)10.12 Deferred Compensation Trust Agreement of the former U.S. Bancorp.
            Filed as Exhibit 10.12 to report on Form 10-K for the year ended
            December 31, 1997.
(1)(2)10.13 1991 Performance and Equity Incentive Plan of the former U.S.
            Bancorp. Filed as Exhibit 10.13 to report on Form 10-K for the year ended December 31, 1997.
(1)(2)10.14 Description of Retirement Benefits of Joshua Green III. Filed as
            Exhibit 10.14 to report on Form 10-K for the year ended December 31, 1997.
(1)(2)10.15 Form of Director Indemnification Agreement entered into with former
            Directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to report on Form 10-K for the year ended December 31, 1997.
(1)(2)10.16 Description of health insurance premium reimbursement plan for former Directors of West One Bancorp. Filed as Exhibit 10.16 to report on Form 10-K for the year ended December 31, 1997.
(1)(2)10.17 U.S. Bancorp Independent Director Retirement and Death Benefit Plan,
            as amended. Filed as Exhibit 10.4 to report on Form 10-Q for the quarter ended March 31, 1998.
(1)(2)10.18 U.S. Bancorp Deferred Compensation Plan for Directors, as amended.
            Filed as Exhibit 10.5 to report on Form 10-Q for the quarter ended
            March 31, 1998.
(1)(2)10.19 Form of Change-in-Control Agreement between U.S. Bancorp and certain officers of the Company. Filed as Exhibit 10.6 to report on Form
            10-Q for the quarter ended March 31, 1998.


76                                                                U.S. Bancorp

(1)(2)10.20 Employment Agreement with Gerry B. Cameron. Filed as Exhibit 10.1 to
            Registration Statement on Form S-4, File No. 333-29409.
(1)(2)10.21 Employment Agreement with John F. Grundhofer, as amended. Filed as
            Exhibit 10.1 to report on Form 10-Q for the quarter ended June 30,
            1998.
   (2)10.22 Employment Agreement with Gary T. Duim, as amended.
(1)(2)10.23 Employment Agreement with Philip G. Heasley. Filed as Exhibit 10(b)
            to report on Form 10-Q for the quarter ended September 30, 1997.
(1)(2)10.24 Employment Agreement with Robert D. Sznewajs. Filed as Exhibit 10.3 to Registration Statement on Form S-4, File No. 333-29409.
(1)(2)10.25 Employment Agreement with Richard A. Zona. Filed as Exhibit 10(c) to report on Form 10-Q for the quarter ended September 30, 1997.
   (1)10.26 Agreement and Plan of Merger, dated as of March 19, 1997, by and between First Bank System, Inc. and U.S. Bancorp. Filed as Exhibit 2
            to report on Form 8-K dated March 19, 1997.
      12    Statement re: Computation of Ratio of Earnings to Fixed Charges.
      13    Annual Report to Shareholders for the year ended December 31, 1998.
      21    Subsidiaries of the Registrant.
      23    Consent of Ernst & Young LLP.
      27    Financial Data Schedule.

(1) EXHIBIT HAS HERETOFORE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IS INCORPORATED HEREIN AS AN EXHIBIT BY REFERENCE.

(2) ITEMS THAT ARE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS AN EXHIBIT PURSUANT TO ITEM 14(c) OF THIS FORM 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 17, 1999, on its behalf by the undersigned thereunto duly authorized.

U.S. Bancorp
By: John F. Grundhofer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

JOHN F. GRUNDHOFER
Chairman, President, Chief Executive Officer, and Director
(principal executive officer)

SUSAN E. LESTER
Executive Vice President and Chief Financial Officer
(principal financial officer)

TERRANCE R. DOLAN
Senior Vice President and Controller
(principal accounting officer)

LINDA L. AHLERS
Director

HARRY L. BETTIS
Director

GERRY B. CAMERON
Director

CAROLYN SILVA CHAMBERS
Director

ARTHUR D. COLLINS, JR.
Director

PETER H. COORS
Director

ROBERT L. DRYDEN
Director

JOSHUA GREEN III
Director

ROGER L. HALE
Director

DELBERT W. JOHNSON
Director

RICHARD L. KNOWLTON
Director

JERRY W. LEVIN
Director

EDWARD J. PHILLIPS
Director

PAUL A. REDMOND
Director

RICHARD G. REITEN
Director

S. WALTER RICHEY
Director

RICHARD L. SCHALL
Director

WALTER SCOTT, JR.
Director

WARREN R. STALEY
Director


U.S. Bancorp                                                                77

--------------------------------------------------------------------------------
                              EXECUTIVE OFFICERS
--------------------------------------------------------------------------------

JOHN F. GRUNDHOFER
Mr. Grundhofer, 60, has been Chairman, President and Chief Executive Officer since January 1999, and held the same title from 1990 through July 1997. He served as President and Chief Executive Officer from August 1997 through 1998.

GARY T. DUIM
Mr. Duim, 55, has been Vice Chairman since August 1997 with responsibilities for Commercial & Business Banking and Private Financial Services, as well as U.S. Bancorp Leasing & Financial. He was Executive Vice President, Retail Banking Group, for the former U.S. Bancorp from 1996 to 1997. From 1993 to 1996, Mr. Duim headed the Corporate Banking Group of the former U.S. Bancorp.

PHILIP G. HEASLEY
Mr. Heasley, 49, has served as Vice Chairman since 1993. He is responsible for the Retail Banking Group, which includes retail banking products and direct delivery channels, and also leads Payment Systems, operations, and technology.

ROBERT D. SZNEWAJS
Mr. Sznewajs, 52, Vice Chairman since August 1997, oversees the Retail Branch Group. He had been Vice Chairman of the former U.S. Bancorp since 1995. From 1994 to 1995, he was Executive Vice President of the former U.S. Bancorp in charge of the Support and Financial Services and Products Groups.

RICHARD A. ZONA
Mr. Zona, 54, Vice Chairman since 1990, has responsibilities for Commercial & Business Banking, U.S. Bancorp Piper Jaffray, U.S. Bancorp Libra, Private Financial Services, Institutional Financial Services, and Corporate Trust Services. He served as Chief Financial Officer from 1989 to 1996.

J. ROBERT HOFFMANN
Mr. Hoffmann, 53, has been Executive Vice President and Chief Credit Officer since 1990.

SUSAN E. LESTER
Ms. Lester, 42, has been Executive Vice President and Chief Financial Officer since 1996. She had served as Executive Vice President, Finance, since December 1995. From May 1994 to November 1995, Ms. Lester was Executive Vice President and Chief Financial Officer of Shawmut National Corporation. Before that, she served as Executive Vice President and Controller at U.S. Bancorp.

LEE R. MITAU
Mr. Mitau, 50, was named Executive Vice President, General Counsel and Secretary in 1995. Previously, he was a partner at Dorsey & Whitney LLP.

DANIEL C. ROHR
Mr. Rohr, 52, has been Executive Vice President of Commercial & Business Banking since 1997. He had been Executive Vice President of Commercial Banking since 1990.

ROBERT H. SAYRE
Mr. Sayre, 59, has served as Executive Vice President of Human Resources since 1990.

JOHN R. DANIELSON
Mr. Danielson, 54, has served as Senior Vice President of Investor and Corporate Relations since 1996. Previously, he was Senior Vice President of Investor Relations.

TERRANCE R. DOLAN
Mr. Dolan, 37, has been Senior Vice President and Controller since September 1998. Since 1994 he had been associated with Banc One Corporation, where in 1997 he was named Chief Financial Officer of the Consumer Lending Division. From 1995 to 1997, he was part of the marketing team of Banc One's Retail Division, and earlier he served as a Financial Executive for Investment Services.

DAVID P. GRANDSTRAND
Mr. Grandstrand, 43, has been Senior Vice President and Treasurer since 1996. Previously, he was Senior Vice President of Asset/Liability Management and Funding.

78                                                                  U.S. Bancorp

--------------------------------------------------------------------------------
                                    DIRECTORS
--------------------------------------------------------------------------------


JOHN F. GRUNDHOFER
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
U.S. Bancorp

LINDA L. AHLERS
PRESIDENT
Department Store
Division of Dayton
Hudson Corporation
Minneapolis, Minnesota

HARRY L. BETTIS
RANCHER
Payette, Idaho

GERRY B. CAMERON*
RETIRED CHAIRMAN OF THE BOARD
U.S. Bancorp

CAROLYN SILVA CHAMBERS*
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Chambers Communications Corp.
Eugene, Oregon

ARTHUR D. COLLINS, JR.
PRESIDENT AND CHIEF OPERATING OFFICER
Medtronic, Inc.
Minneapolis, Minnesota

PETER H. COORS
VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Coors Brewing Company
Golden, Colorado

ROBERT L. DRYDEN
RETIRED EXECUTIVE VICE PRESIDENT,
AIRPLANE PRODUCTION
The Boeing Company
Commercial Airplane Group
Seattle, Washington

JOSHUA GREEN III
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Joshua Green Corporation
Seattle, Washington

ROGER L. HALE*
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
TENNANT Company
Minneapolis, Minnesota

DELBERT W. JOHNSON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Pioneer Metal Finishing
Minneapolis, Minnesota

JOEL W. JOHNSON
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Hormel Foods Corporation
Austin, Minnesota

RICHARD L. KNOWLTON*
CHAIRMAN
The Hormel Foundation
Austin, Minnesota

JERRY W. LEVIN
PRESIDENT AND CHIEF EXECUTIVE OFFICER
Sunbeam Corporation
Boca Raton, Florida

EDWARD J. PHILLIPS
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Phillips Beverage Company
Minneapolis, Minnesota

PAUL A. REDMOND
RETIRED CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Avista Corp.
Spokane, Washington

RICHARD G. REITEN
PRESIDENT AND CHIEF EXECUTIVE OFFICER
Northwest Natural
Gas Company
Portland, Oregon

S. WALTER RICHEY
FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Meritex, Inc.
Minneapolis, Minnesota

RICHARD L. SCHALL*
RETIRED VICE CHAIRMAN OF THE BOARD
Dayton Hudson Corporation
Minneapolis, Minnesota

WALTER SCOTT, JR.*
CHAIRMAN OF THE BOARD
Level 3
Communications, Inc.
Omaha, Nebraska

WARREN R. STALEY
PRESIDENT AND CHIEF OPERATING OFFICER
Cargill, Inc.
Minneapolis, Minnesota



*RETIRING FROM U.S. BANCORP BOARD OF DIRECTORS EFFECTIVE APRIL 20, 1999

U.S. Bancorp                                                                  79

--------------------------------------------------------------------------------
                                  CORPORATE DATA
--------------------------------------------------------------------------------


EXECUTIVE OFFICES
U.S. Bancorp
601 Second Avenue South
Minneapolis, Minnesota 55402-4302

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m. on Tuesday, April 20, 1999, at the Minneapolis Convention Center, 1301 Second Avenue South, Minneapolis, Minnesota 55403.

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York, a division of EquiServe, acts as transfer agent and registrar, dividend paying agent, and dividend reinvestment plan agent for U.S. Bancorp and maintains all shareholder records for the corporation. For information about U.S. Bancorp stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago Trust's Shareholder Services Center at (800) 446-2617. Representatives are available weekdays 8:30 a.m. to 7:00 p.m. Eastern time, and the interactive voice response system is available 24 hours a day, seven days a week. The TDD telephone number for the hearing impaired is (201) 222-4955.

First Chicago Trust Company of New York
c/o EquiServe
Mailing address: P.O. Box 2500, Jersey City,
New Jersey 07303-2500.
Telephone: (201) 324-0498
Fax: (201) 222-4892
Internet address: http://www.equiserve.com
E-mail address: fctc@em.fcnbd.com

If you own shares in a book-entry or plan account maintained by First Chicago, you can access your account information on the Internet through First Chicago Trust's Web site. To obtain a password that provides you secured access to your account, please call First Chicago Trust toll free at (877) THE-WEB7 (outside North America call (201) 536-8071).

COMMON STOCK LISTING AND TRADING
U.S. Bancorp Common Stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

DIVIDENDS
U.S. Bancorp currently pays quarterly dividends on its Common Stock on or about the 15th of March, June, September, and December, subject to prior Board approval. Shareholders may choose to have dividends electronically deposited directly into their bank accounts. For enrollment information, please call First Chicago Trust at (800) 446-2617.

DIVIDEND REINVESTMENT PLAN
U.S. Bancorp shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares of U.S. Bancorp Common Stock up to $60,000 per calendar year. For more information, please contact First Chicago Trust Company of New York, c/o EquiServe, P.O. Box 2598, Jersey City, New Jersey 07303-2598, (800) 446-2617.

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor and Corporate Relations
(612) 973-2261

Judith T. Murphy
Vice President, Investor Relations
(612) 973-2264

FINANCIAL INFORMATION
U.S. Bancorp news and financial results are available through the company's Web site, fax, and mail.

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

Investor and Corporate Relations
U.S. Bancorp
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(612) 973-2263

COMMUNITY ANNUAL REPORT
To request copies of the U.S. Bancorp Community
Annual Report, call U.S. Bancorp Community Relations, (612) 973-0658.

U.S. Bancorp, including each of its subsidiaries, is an Equal Opportunity Employer and a Drug-Free Workplace.

80                                                                  U.S. Bancorp

[Logo] Printed on recycled paper containing 10 percent post-consumer waste.

       DESIGN:   Larsen Design Office, Inc.
       PRINTING: Banta Direct Marketing Group; The Press

[Logo]

       U.S. Bank Place
       601 Second Avenue South
       Minneapolis, Minnesota
       55402-4302

       www.usbank.com