Form 10-Q
period 1999-03-31
US BANCORP \DE\
filed 1999-05-13
CIK 36104

FORM 10-Q/MARCH 31, 1999








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

                  For the quarterly period ended March 31, 1999

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


                 Class                   Outstanding as of April 30, 1999
      Common Stock, $1.25 Par Value            726,906,462 shares

================================================================================

                                FINANCIAL SUMMARY

                                                          Three Months Ended March 31
                                                         ----------------------------
(Dollars in Millions, Except Per Share Data)                      1999           1998
-------------------------------------------------------------------------------------
Income before nonrecurring items ........................     $  368.6       $  350.0
Nonrecurring items ......................................         (1.8)         (21.5)
                                                          ---------------------------
Net income ..............................................     $  366.8       $  328.5
                                                          ===========================
PER COMMON SHARE
Earnings per share ......................................     $    .51       $    .44
Diluted earnings per share ..............................          .50            .44
Earnings on a cash basis (diluted)* .....................          .56            .48
Dividends paid ..........................................         .195           .175
Common shareholders' equity .............................         8.50           8.25

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Earnings per share ......................................          .51            .47
Diluted earnings per share ..............................          .51            .47
Earnings on a cash basis (diluted)* .....................          .56            .51
                                                          ---------------------------
FINANCIAL RATIOS
Return on average assets ................................         1.98%          1.91%
Return on average common equity .........................         24.4           22.1
Efficiency ratio ........................................         50.6           49.9
Net interest margin (taxable-equivalent basis) ..........         4.82           4.98

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets ................................         1.99           2.03
Return on average common equity .........................         24.6           23.5
Efficiency ratio ........................................         50.4           46.1
Banking efficiency ratio** ..............................         43.3           45.2
                                                          ===========================
                                                              March 31    December 31
                                                                  1999           1998
                                                          ---------------------------
PERIOD END
Loans ...................................................     $ 59,619       $ 59,122
Allowance for credit losses .............................          983          1,001
Assets ..................................................       76,110         76,438
Total shareholders' equity ..............................        6,177          5,970
Tangible common equity to total assets*** ...............          6.3%           6.0%
Tier 1 capital ratio ....................................          6.6            6.4
Total risk-based capital ratio ..........................         11.2           10.9
Leverage ratio ..........................................          7.0            6.8
 ====================================================================================

  *CALCULATED BY ADDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS TO
   NET INCOME.
 **WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.
***DEFINED AS COMMON EQUITY LESS GOODWILL AS A PERCENTAGE OF TOTAL ASSETS LESS
   GOODWILL.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of
Operations (Item 2) .........................................................  2
Quantitative and Qualitative Disclosures About Market Risk (Item 3) ......... 10
Financial Statements (Item 1) ............................................... 15

PART II -- OTHER INFORMATION
Changes in Securities (Item 2) .............................................. 26
Submission of Matters to a Vote of Security Holders (Item 4) ................ 26
Exhibits and Reports on Form 8-K (Item 6) ................................... 26
Signature ................................................................... 26
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges ............. 27

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


U.S. Bancorp                                                                   1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported first quarter 1999 operating earnings (net income excluding nonrecurring items) of $368.6 million, compared with $350.0 million in the first quarter of 1998. On a diluted per share basis, operating earnings were $.51 in the first quarter of 1999, compared with $.47 in the first quarter of 1998, an increase of 9 percent. On a diluted per share basis, cash operating earnings were $.56 in the first quarter of 1999, compared with $.51 in the first quarter of 1998, an increase of 10 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were 1.99 percent and 24.6 percent, respectively, in the first quarter of 1999, compared with returns of 2.03 percent and 23.5 percent in the first quarter of 1998. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) was 50.4 percent in the first quarter of 1999, compared with 46.1 percent in the first quarter of 1998.

      Comparisons to the first quarter of 1998 are affected by the acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray") and several other small acquisitions. Net interest income on a taxable-equivalent basis in the first quarter of 1999 was higher by $25.4 million (3 percent) than the first quarter of 1998. Noninterest income, before nonrecurring items, increased by $180.4 million (40 percent), primarily reflecting the acquisition of Piper Jaffray, growth in trust and investment management fees and deposit service charges, partially offset by the loss of a portion of the U.S. Government purchasing card business. Noninterest expense, before nonrecurring items, increased by $156.8 million (28 percent), principally due to the acquisition of Piper Jaffray. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity), before nonrecurring items, for the first quarter of 1999 was 43.3 percent, compared with 45.2 percent in the first quarter of 1998.

      Net income was $366.8 million in the first quarter of 1999, or $.50 per diluted share, compared with $328.5 million, or $.44 per diluted share, in the first quarter of 1998. Nonrecurring merger-related charges decreased net income in the first quarter of 1999 by $1.8 million ($2.9 million on a pre-tax basis) compared to a decrease of $21.5 million ($33.9 million on a pre-tax basis) in the first quarter of 1998. Nonrecurring items included $12.6 million of net securities gains and $46.5 million of merger-related charges in 1998.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results for the first quarter of 1999 reflect the following purchase transactions. On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business, which operates offices in Georgia, Florida and Tennessee. Effective January 4, 1999, the Company acquired Libra Investments, Inc., a privately held Los Angeles and New York based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. On December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. In May 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm.

      On February 18, 1999, the Company announced an agreement to acquire the San Diego-based Bank of Commerce, one of the largest U.S. Small Business Administration ("SBA") lenders. With $638 million in assets at year-end 1998 and SBA loan originations in excess of $240 million on an annual basis, Bank of Commerce operates 10 full-service branches and 23 SBA loan production offices. The acquisition is pending regulatory approval and is expected to close at the end of the second quarter of 1999.


2                                                                   U.S. Bancorp

TABLE 1  SUMMARY OF CONSOLIDATED INCOME

                                                                           Three Months Ended
                                                                   -------------------------------
(Taxable-Equivalent Basis;                                               March 31         March 31
Dollars In Millions, Except Per Share Data)                                  1999             1998
--------------------------------------------------------------------------------------------------
Interest income .................................................     $   1,362.7      $   1,338.2
Interest expense ................................................           569.3            570.2
                                                                   -------------------------------
  Net interest income ...........................................           793.4            768.0

Provision for credit losses .....................................           117.0             90.0
                                                                   -------------------------------
  Net interest income after provision for credit losses .........           676.4            678.0
Securities gains ................................................              --             12.6
Other noninterest income ........................................           626.3            445.9
Merger-related charges ..........................................             2.9             46.5
Other noninterest expense .......................................           715.9            559.1
                                                                   -------------------------------
  Income before income taxes ....................................           583.9            530.9
Taxable-equivalent adjustment ...................................            10.7             13.1
Income taxes ....................................................           206.4            189.3
                                                                   -------------------------------
  Net income ....................................................     $     366.8      $     328.5
                                                                   ===============================
Return on average assets ........................................            1.98%            1.91%
Return on average common equity .................................            24.4             22.1
Net interest margin .............................................            4.82             4.98
Efficiency ratio ................................................            50.6             49.9
Efficiency ratio before nonrecurring items ......................            50.4             46.1
Banking efficiency ratio before nonrecurring items* .............            43.3             45.2
                                                                   ===============================
PER COMMON SHARE:
Earnings per share ..............................................     $       .51      $       .44
Dividends paid ..................................................            .195             .175
==================================================================================================

*WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business, which include: Wholesale and Private Financial Services, Retail Banking, Payment Systems, Corporate Trust and Institutional Financial Services, and Investment Banking and Brokerage. These segments are determined based on the products and services provided to customers through various distribution channels. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During first quarter 1999, certain organization and methodology changes were made and 1998 results are presented on a consistent basis.

WHOLESALE AND PRIVATE FINANCIAL SERVICES Wholesale and Private Financial Services includes lending, treasury management, and other financial services to middle market, large corporate and mortgage banking companies, and private banking and personal trust clients. Operating earnings increased 5 percent to $172.5 million in the first quarter of 1999, compared with $164.0 million in the first quarter of 1998. Net tangible return on average common equity increased to
31.5 percent compared with 26.6 percent in the first quarter of the prior year.

      Net interest income increased 3 percent, reflecting growth in average loan and deposit balances partially offset by margin compression in both loans and deposits. Noninterest income increased $3.7 million or 4 percent in the first quarter of 1999 compared with the same period of the prior year, reflecting increases in trust fees and deposit service charges. The efficiency ratio on a cash basis improved to 31.1 percent in the first quarter of 1999 compared with
32.2 percent in the first quarter of 1998.


U.S. Bancorp                                                                   3

TABLE 2  LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                           Wholesale and Private
                                                             Financial Services                         Retail Banking
                                                  ---------------------------------------   -------------------------------------
For the Three Months Ended March 31                                              Percent                                  Percent
(Dollars in Millions)                                    1999          1998       Change           1999          1998      Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (expense)
 (taxable-equivalent basis) ....................     $  347.5      $  336.4          3.3%      $  375.9      $  368.1         2.1%
Provision for credit losses ....................         11.4           8.6         32.6           55.3          40.3        37.2
Noninterest income .............................         87.3          83.6          4.4          135.4         133.8         1.2
Noninterest expense ............................        148.6         146.7          1.3          260.7         270.5        (3.6)
Income taxes and
 taxable-equivalent adjustment .................        102.3         100.7                        72.5          72.7
                                                     ----------------------                    ----------------------
Income before nonrecurring items ...............     $  172.5      $  164.0          5.2       $  122.8      $  118.4         3.7
                                                     ======================                    ======================
Net nonrecurring items (after-tax) .............

Net income .....................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ...............................     $ 34,115      $ 30,689         11.2       $  2,201      $  2,126         3.5
Consumer loans, excluding
 residential mortgage ..........................          725           600         20.8         13,840        11,938        15.9
Residential mortgage loans .....................          354           288         22.9          2,671         3,831       (30.3)
Assets .........................................       42,859        39,435          8.7         22,692        22,616          .3
Deposits .......................................       11,768        10,877          8.2         34,068        34,932        (2.5)
Common equity ..................................        3,002         3,271         (8.2)         1,486         1,744       (14.8)
                                                     ----------------------                    ----------------------
Return on average assets .......................         1.63%         1.69%                       2.19%         2.12%
Return on average common equity ("ROCE") .......         23.3          20.3                        33.5          27.5
Net tangible ROCE** ............................         31.5          26.6                        55.8          43.7
Efficiency ratio ...............................         34.2          34.9                        51.0          53.9
Efficiency ratio on a cash basis** .............         31.1          32.2                        48.4          51.5
=================================================================================================================================

 *NOT MEANINGFUL.
**CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED
  AMORTIZATION.
  NOTE: NONRECURRING ITEMS ARE NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF NONRECURRING ITEMS.


RETAIL BANKING Retail Banking delivers products and services to the broad consumer market and small businesses through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Operating earnings increased 4 percent in the first quarter. First quarter return on average assets increased to 2.19 percent from 2.12 percent in the same quarter a year ago. First quarter net tangible return on average common equity was 55.8 percent, compared with 43.7 percent in the first quarter of the prior year.

      Net interest income for the first quarter of 1999 increased 2 percent from the first quarter of 1998, due primarily to growth in home equity loans partially offset by the planned runoff of the residential mortgage loan portfolio. Noninterest income increased 1 percent due primarily to increased deposit service charges and other fees. The decrease in noninterest expense reflected the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to 48.4 percent in the first quarter of 1999 from 51.5 percent in the first quarter of the prior year.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 2 percent in the first quarter of 1999, compared with the first quarter a year ago. First quarter return on average assets was 2.62 percent, compared with 2.45 percent in the first quarter of 1998. Net tangible return on average common equity was 43.6 percent compared with 44.2 percent for the same quarter in 1998.

      Net interest income increased 17 percent in the first quarter of 1999 from the same period of the prior year due to lower corporate card and purchasing card non-earning asset balances as well as higher yields on retail card balances. Fee revenue was flat from the first quarter of 1998, reflecting the loss of a portion of the U.S. Government purchasing card business. Noninterest expense decreased $2.5 million or 3 percent from the prior year due primarily to lower servicing expense. The efficiency ratio on a cash basis improved to 36.0 percent in the first quarter from 37.7 percent for the same quarter in 1998.


4                                                                   U.S. Bancorp

                                        Corporate Trust and                Investment Banking                 Consolidated
      Payment Systems            Institutional Financial Services            and Brokerage                       Company
-----------------------------    --------------------------------     ----------------------------    -----------------------------
                      Percent                          Percent                             Percent                          Percent
  1999        1998     Change       1999       1998     Change          1999       1998     Change       1999        1998    Change
-----------------------------------------------------------------------------------------------------------------------------------
$ 55.7      $ 47.6       17.0%    $ 15.7     $ 14.6        7.5%       $ (1.4)    $  1.3          *    $ 793.4     $ 768.0       3.3%
  50.3        41.1       22.4         --         --         --            --         --         --      117.0        90.0      30.0
 132.7       133.7        (.7)      75.2       69.0        9.0         195.7       25.8          *      626.3       445.9      40.5
  72.8        75.3       (3.3)      48.1       43.5       10.6         185.7       23.1          *      715.9       559.1      28.0

  24.3        24.7                  15.9       15.2                      3.2        1.5                 218.2       214.8
------------------                -----------------                   ------------------              -------------------
$ 41.0      $ 40.2        2.0     $ 26.9     $ 24.9        8.0        $  5.4     $  2.5          *      368.6       350.0       5.3
==================                =================                   ==================
                                                                                                         (1.8)      (21.5)        *
                                                                                                      -------------------
                                                                                                      $ 366.8     $ 328.5      11.7
                                                                                                      ===================

$1,188      $1,254       (5.3)    $   --     $   --         --        $   --     $   --         --    $37,504     $34,069      10.1

 3,987       3,931        1.4         --         --         --            --         --         --     18,552      16,469      12.6
    --          --         --         --         --         --            --         --         --      3,025       4,119     (26.6)
 6,337       6,664       (4.9)       744        523       42.3         2,475        583          *     75,107      69,821       7.6
   120          66       81.8      1,664      1,412       17.8            --         --         --     47,620      47,287        .7
   571         582       (1.9)       589        379       55.4           439         60          *      6,087       6,036        .8
------------------                -----------------                   ------------------              -------------------
  2.62%       2.45%                    *          *                        *          *                  1.99%       2.03%
  29.1        28.0                  18.5%      26.6%                     5.0%      16.9%                 24.6        23.5
  43.6        44.2                  45.4       45.2                     41.9       18.0                  39.6        33.6
  38.6        41.5                  52.9       52.0                     95.6       85.2                  50.4        46.1
  36.0        37.7                  49.8       48.7                     93.7       85.2                  47.8        43.3
===================================================================================================================================


CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES
Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and the former Piper Capital Management acquired in May of 1998. Operating earnings increased 8 percent to $26.9 million in the first quarter of 1999 compared with $24.9 million in the same period of the prior year. Net tangible return on average common equity was 45.4 percent in the first quarter of 1999 compared with 45.2 percent in the first quarter of the prior year.

      Net interest income increased 8 percent in the first quarter of 1999 from the same period of the prior year due to growth in average deposit balances. Noninterest income increased $6.2 million or 9 percent from the first quarter of 1998 due to growth in asset management fees and the acquisition of Piper Capital Management. The increase in noninterest expense reflects the acquisition of Piper Capital Management and growth of the core business.

INVESTMENT BANKING AND BROKERAGE Investment Banking and Brokerage includes the U.S. Bancorp Piper Jaffray broker/dealer and U.S. Bancorp's existing broker/dealer operations. The U.S. Bancorp Piper Jaffray broker/dealer is a full-service brokerage company that was acquired as part of the acquisition of Piper Jaffray on May 1, 1998. Table 2 includes the results of the U.S. Bancorp Piper Jaffray broker/dealer since the acquisition date, including the amortization of intangible assets and employee retention programs (totaling $9.0 million in the first quarter of 1999), and U.S. Bancorp's existing broker/dealer operations for all periods.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME First quarter net interest income on a taxable-equivalent basis was $793.4 million compared with $768.0 million in the first quarter of 1998. The first quarter average earning assets increased $4.2 billion (7 percent) from the same period of 1998, driven by core commercial and consumer loan growth and consumer loan portfolio purchases completed in the latter part of 1998, partially offset by reductions in securities and residential mortgages. Average loans for the first quarter of 1999 were up 8 percent from the first quarter of 1998. Excluding residential mortgage loans, average loans for the first quarter of 1999 were higher by $5.5 billion (11 percent) than the first quarter of 1998, reflecting


U.S. Bancorp                                                                   5

TABLE 3  ANALYSIS OF NET INTEREST INCOME

                                                                               Three Months Ended
                                                                             ----------------------
                                                                              March 31     March 31
(Dollars In Millions)                                                             1999         1998
---------------------------------------------------------------------------------------------------
Net interest income, as reported .........................................     $ 782.7      $ 754.9
  Taxable-equivalent adjustment ..........................................        10.7         13.1
                                                                             ----------------------
Net interest income (taxable-equivalent basis) ...........................     $ 793.4      $ 768.0
                                                                             ======================
Average yields and weighted average rates (taxable-equivalent basis):
  Earning assets yield ...................................................        8.28%        8.67%
  Rate paid on interest-bearing liabilities ..............................        4.35         4.75
                                                                             ----------------------
Gross interest margin ....................................................        3.93%        3.92%
                                                                             ======================
Net interest margin ......................................................        4.82%        4.98%
                                                                             ======================
Net interest margin without taxable-equivalent increments ................        4.76%        4.89%
===================================================================================================

strong growth in commercial loans and home equity and second mortgages, in addition to the consumer loan portfolio purchases. Without the portfolio purchases, average total consumer loans were 4 percent higher than first quarter of 1998. Average available-for-sale securities for the first quarter of 1999 decreased by $1.3 billion from the first quarter of 1998, reflecting prepayments, maturities and sales of securities. Net interest income rose modestly, due to loan growth offset by additional funding required for the Piper Jaffray acquisition, the share repurchase program, margin compression in the commercial loan portfolio, and an increase in the portion of loan growth funded in the wholesale markets. As a result, the net interest margin decreased from
4.98 percent in the first quarter of 1998 to 4.82 percent in the first quarter 1999.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $117.0 million in the first quarter of 1999, up $27.0 million (30 percent) from the first quarter of 1998. First quarter net charge-offs totaled $139.6 million, up from $103.2 million in the same period of 1998. The increase in net charge-offs reflects a $12.5 million credit loss on a single commercial credit, growth in consumer loans, a $7 million increase in credit card and overdraft fraud losses and $13 million of losses which were anticipated in association with portfolios purchased in 1998. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME First quarter 1999 noninterest income was $626.3 million, an increase of $167.8 million (37 percent), from the first quarter of 1998. Noninterest income in the first quarter of 1998 included nonrecurring net securities gains of $12.6 million.

      Excluding nonrecurring items, first quarter 1999 noninterest income was $626.3 million, an increase of $180.4 million (40 percent) from the same quarter of 1998. Credit card fee revenue was flat from the first quarter of 1998, reflecting the loss of a portion of the U.S. Government purchasing card business. Trust and investment management fees increased $22.3 million, or 23 percent, due to growth in the institutional and personal trust businesses and the addition of Piper Jaffray. Investment products fees and commissions, trading account profits and commissions and investment banking revenue increased, reflecting the acquisition of Piper Jaffray.

TABLE 4  NONINTEREST INCOME

                                                                              Three Months Ended
                                                                             ---------------------
                                                                              March 31    March 31
(Dollars In Millions)                                                             1999        1998
--------------------------------------------------------------------------------------------------
Credit card fee revenue ..................................................     $ 126.8     $ 126.8
Trust and investment management fees .....................................       117.2        94.9
Service charges on deposit accounts ......................................       103.4        97.9
Investment products fees and commissions .................................        88.6        18.2
Trading account profits and commissions ..................................        51.5         7.1
Investment banking revenue ...............................................        36.2          --
Securities gains .........................................................          --        12.6
Other ....................................................................       102.6       101.0
                                                                             ---------------------
   Total noninterest income ..............................................     $ 626.3     $ 458.5
==================================================================================================


6                                                                   U.S. Bancorp

TABLE 5  NONINTEREST EXPENSE


                                                                          Three Months Ended
                                                                       ------------------------
                                                                         March 31      March 31
(Dollars In Millions)                                                        1999          1998
-----------------------------------------------------------------------------------------------
Salaries ...........................................................     $  354.1      $  239.6
Employee benefits ..................................................         70.0          54.1
                                                                       ------------------------
  Total personnel expense ..........................................        424.1         293.7
Net occupancy ......................................................         50.0          43.5
Furniture and equipment ............................................         38.1          35.4
Goodwill and other intangible assets ...............................         37.8          33.4
Telephone ..........................................................         18.0          15.5
Third party data processing ........................................         16.3          14.0
Postage ............................................................         15.1          10.8
Advertising and marketing ..........................................         15.0          15.7
Professional services ..............................................         14.0          11.3
Printing, stationery and supplies ..................................         13.0           9.1
Other personnel costs ..............................................         12.7          13.1
FDIC insurance .....................................................          2.0           2.0
Merger-related .....................................................          2.9          46.5
Other ..............................................................         59.8          61.6
                                                                       ------------------------
  Total noninterest expense ........................................     $  718.8      $  605.6
                                                                       ========================
Efficiency ratio* ..................................................         50.6%         49.9%
Efficiency ratio before nonrecurring items .........................         50.4          46.1
Banking efficiency ratio before nonrecurring items** ...............         43.3          45.2
Average number of full-time equivalent employees ...................       27,040        24,815
===============================================================================================

 *COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF SECURITIES GAINS AND LOSSES.
**WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

NONINTEREST EXPENSE First quarter 1999 noninterest expense was $718.8 million, an increase of $113.2 million (19 percent), from $605.6 million in the first quarter of 1998. Noninterest expense in the first quarter of 1999 included nonrecurring merger-related charges of $2.9 million, compared with merger-related charges of $46.5 million in the first quarter of 1998. The Company expects to incur $17 million ($11 million after-tax) of additional merger-related expenses with respect to Piper Jaffray in 1999.

      First quarter 1999 noninterest expense, before nonrecurring items, was $715.9 million, an increase of $156.8 million (28 percent), from $559.1 million in the first quarter of 1998. The increase was principally the result of acquiring Piper Jaffray. Without the effect of acquisitions, expenses in the first quarter of 1999 were lower than the first quarter of 1998 primarily reflecting the expense savings from the integration of U.S. Bancorp of Portland, Oregon. The banking efficiency ratio (the ratio of expenses to revenue without the impact of investment banking and brokerage activity), before nonrecurring items, was 43.3 percent for the first quarter of 1999, compared with 45.2 percent for the first quarter a year ago.

      Since 1996, the Company has undertaken efforts to address the "Year 2000" computer problem as discussed in further detail on pages 12 and 13 under Corporate Risk Profile. In connection with its Year 2000 project, the Company has substantially completed the evaluation, replacement, renovation, installation and testing of its critical internal computer hardware and software and embedded technologies. Remediation and testing of non-critical systems continues to progress and is expected to be completed during 1999. The Company estimates that the cost of its Year 2000 project will aggregate less than $50 million over the three-year period ending December 31, 1999. The Company has not deferred any material information technology projects as a consequence of its Year 2000 efforts.

PROVISION FOR INCOME TAXES The provision for income taxes was $206.4 million (an effective rate of 36.0 percent) in the first quarter of 1999, compared with $189.3 million (an effective rate of 36.6 percent) in the first quarter of 1998. The increase in the provision was primarily the result of higher levels of taxable income, as discussed above.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $59.6 billion at March 31, 1999, compared with $59.1 billion at December 31, 1998. Commercial loans totaled $38.2 billion at March 31, 1999, up $961 million from


U.S. Bancorp                                                                   7

December 31, 1998. The increase was primarily attributable to an acceleration in growth in the Company's Western region and continued growth in core commercial loans in its Central region. Total consumer loan outstandings were $21.4 billion at March 31, 1999, compared with $21.9 billion at December 31, 1998. Excluding residential mortgage loan balances, consumer loans were $18.5 billion at March 31, 1999, compared with $18.7 billion at December 31, 1998, reflecting seasonal changes in credit card balances offset by improved retail sales in the Western region. See Note E of the Notes to Consolidated Financial Statements for the composition of the Company's loan portfolio at March 31, 1999, and December 31, 1998.

SECURITIES At March 31, 1999, available-for-sale securities were $5.3 billion compared with $5.6 billion at December 31, 1998, reflecting prepayments, maturities and sales of securities.

DEPOSITS Noninterest-bearing deposits were $14.2 billion at March 31, 1999, compared with $16.4 billion at December 31, 1998. The decrease was primarily due to seasonality of corporate and trust deposits. Interest-bearing deposits increased to $34.5 billion at March 31, 1999, compared with $33.7 billion at December 31, 1998, due to an increase in time certificates greater than $100,000.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased to $4.2 billion at March 31, 1999, compared with $3.4 billion at December 31, 1998, primarily due to an increase in federal funds purchased.

      Long-term debt was $13.8 billion at March 31, 1999, and December 31, 1998. The Company issued $300 million of debt, with an average original maturity of
2.1 years, under its bank note program during the first quarter of 1999. These issuances were offset by $274 million of medium-term and bank note maturities and $28 million of Federal Home Loan Bank advance maturities.

CORPORATE RISK MANAGEMENT

CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies, and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly.

      In evaluating its credit risk, the Company considers changes in underwriting activities, if any, the loan portfolio composition, including product mix and geographic, industry or customer-specific concentrations, trends in loan performance, assessments of a specific customer's Year 2000 readiness, the level of allowance coverage and macroeconomic factors. Approximately 46 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon and Washington.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $139.6 million in the first quarter of 1999, compared with $103.2 million in the first quarter of 1998. Commercial loan net charge-offs were $23.9 million in the first quarter of 1999 and $14.1 million in the first quarter of 1998. Consumer loan net charge-offs for the quarter were $115.7 million, compared with $89.1 million for the first quarter of 1998. The increases in net charge-offs from the first quarter of 1998 were primarily the result of one large commercial credit, an expected increase in losses on several consumer loan portfolios purchased in 1998 and higher consumer fraud losses. Without the losses associated with portfolios purchased and fraud, consumer net charge-offs, excluding residential real estate, were 2.07 percent in the first quarter of 1999 compared with 1.96 percent in the first quarter of 1998. Consumer loans 30 days or more past due increased to 2.51 percent of the portfolio at March 31, 1999, compared with 2.39 percent at December 31, 1998. The increase was primarily due to expected delinquencies associated with the consumer loan portfolio purchases.


8                                                                   U.S. Bancorp

TABLE 6  SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                             Three Months Ended
                                                        ---------------------------
                                                           March 31        March 31
(Dollars in Millions)                                          1999            1998
-----------------------------------------------------------------------------------
Balance at beginning of period ......................     $ 1,000.9       $ 1,008.7

CHARGE-OFFS:
  Commercial:
   Commercial .......................................          43.5            27.3
   Real estate:
     Commercial mortgage ............................            .3             4.3
     Construction ...................................            .2             2.0
                                                        ---------------------------
     Total commercial ...............................          44.0            33.6
  Consumer:
   Residential mortgage .............................           1.0             2.8
   Credit card ......................................          55.1            46.9
   Other ............................................          81.2            57.9
                                                        ---------------------------
     Total consumer .................................         137.3           107.6
                                                        ---------------------------
      Total .........................................         181.3           141.2

RECOVERIES:
  Commercial:
   Commercial .......................................          18.4            13.1
   Real estate:
     Commercial mortgage ............................           1.7             6.2
     Construction ...................................            --              .2
                                                        ---------------------------
     Total commercial ...............................          20.1            19.5
  Consumer:
   Residential mortgage .............................            .2              .3
   Credit card ......................................           4.8             5.7
   Other ............................................          16.6            12.5
                                                        ---------------------------
     Total consumer .................................          21.6            18.5
                                                        ---------------------------
      Total .........................................          41.7            38.0

NET CHARGE-OFFS:
  Commercial:
   Commercial .......................................          25.1            14.2
   Real estate:
     Commercial mortgage ............................          (1.4)           (1.9)
     Construction ...................................            .2             1.8
                                                        ---------------------------
     Total commercial ...............................          23.9            14.1
  Consumer:
   Residential mortgage .............................            .8             2.5
   Credit card ......................................          50.3            41.2
   Other ............................................          64.6            45.4
                                                        ---------------------------
     Total consumer .................................         115.7            89.1
                                                        ---------------------------
      Total .........................................         139.6           103.2
Provision charged to operating expense ..............         117.0            90.0
Additions related to acquisitions ...................           4.2              --
                                                        ---------------------------
Balance at end of period ............................     $   982.5       $   995.5
                                                        ===========================
Allowance as a percentage of:
  Period-end loans ..................................          1.65%           1.81%
  Nonperforming loans ...............................           324             340
  Nonperforming assets ..............................           302             306
   Annualized net charge-offs .......................           174             238
===================================================================================


U.S. Bancorp                                                                   9

TABLE 7  NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                      Three Months Ended
                                                                      --------------------
                                                                      March 31    March 31
                                                                          1999        1998
------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .......................................................       .39%        .25%
  Real estate:
   Commercial mortgage .............................................      (.07)       (.09)
   Construction ....................................................       .02         .30
                                                                      --------------------
   Total commercial ................................................       .26         .17

CONSUMER:
  Residential mortgage .............................................       .11         .25
  Credit card ......................................................      5.08        4.20
  Other ............................................................      1.80        1.47
                                                                      --------------------
   Total consumer ..................................................      2.17        1.76
                                                                      --------------------
    Total ..........................................................       .96%        .77%
==========================================================================================

NONPERFORMING ASSETS Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At March 31, 1999, nonperforming assets totaled $325.8 million, an increase of $21.5 million (7 percent) from December 31, 1998. The increase in nonperforming assets from the fourth quarter of 1998 was primarily due to one large commercial credit. The ratio of nonperforming assets to loans and other real estate was .55 percent at March 31, 1999, compared with .51 percent at December 31, 1998. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .85 percent at March 31, 1999, compared with .75 percent at December 31, 1998.

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

TABLE 8  NONPERFORMING ASSETS*

                                                                        March 31  December 31
(Dollars In Millions)                                                       1999         1998
---------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .......................................................     $ 176.0      $ 165.7
  Real estate:
   Commercial mortgage .............................................        33.1         35.5
   Construction ....................................................        33.0         17.2
                                                                       ----------------------
   Total commercial ................................................       242.1        218.4

CONSUMER:
  Residential mortgage .............................................        47.5         46.6
  Other ............................................................        13.9         13.9
                                                                       ----------------------
   Total consumer ..................................................        61.4         60.5
                                                                       ----------------------
     Total nonperforming loans .....................................       303.5        278.9

OTHER REAL ESTATE ..................................................        12.8         14.3

OTHER NONPERFORMING ASSETS .........................................         9.5         11.1
                                                                       ----------------------
     Total nonperforming assets ....................................     $ 325.8      $ 304.3
                                                                       ======================
Accruing loans 90 days or more past due** ..........................     $ 126.8      $ 106.8
Nonperforming loans to total loans .................................         .51%         .47%
Nonperforming assets to total loans plus other real estate .........         .55          .51
=============================================================================================

 *THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT
  INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.
**THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
  INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.


10                                                                  U.S. Bancorp

TABLE 9  DELINQUENT LOAN RATIOS*

                                                                      March 31    December 31
90 days or more past due                                                  1999           1998
---------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .......................................................       .69%           .65%
  Real estate:
   Commercial mortgage .............................................       .40            .44
   Construction ....................................................       .95            .56
                                                                       ----------------------
   Total commercial ................................................       .65            .60

CONSUMER:
  Residential mortgage .............................................      2.09           1.86
  Credit card ......................................................       .91            .74
  Other ............................................................       .58            .51
                                                                       ----------------------
   Total consumer ..................................................       .85            .75
                                                                       ----------------------
    Total ..........................................................       .72%           .65%
=============================================================================================

*RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING
 LOAN BALANCES.

Value Simulation Modeling, ALCO uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities.

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 24 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities and forecasted loan and deposit growth. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to 1.5 percent of forecasted net interest income given a 1 percent change in interest rates. At March 31, 1999, forecasted net interest income for the next 12 months would decrease $.2 million from an immediate 100 basis point upward parallel shift in rates and increase $2.1 million from a downward shift of similar magnitude.

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of 1 percent, 2 percent and 3 percent rate shocks on the present value of all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits, approved by the Company's Board of Directors, of .5 percent of assets for an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits.

      The VaR model used to measure and manage market risk in the broker/dealer business uses an estimate of volatility appropriate to each instrument and a three standard deviation move in the underlying markets. The Company believes the market risk inherent in its broker/dealer activities, including fixed income, equities and foreign exchange, is immaterial.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest rate risk and has established limits, approved by the Company's Board of Directors, for gap positions in the two- to three-year time period of 5 percent of assets.

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

TABLE 10 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE


At March 31, 1999 (Dollars in Millions)
-------------------------------------------------------------------------------------------------
                                                                         Weighted        Weighted
                                                                          Average         Average
Receive Fixed Swaps*                                     Notional   Interest Rate   Interest Rate
Maturity Date                                              Amount        Received            Paid
-------------------------------------------------------------------------------------------------
1999 (remaining nine months) ........................     $ 1,617            6.10%           4.94%
2000 ................................................         815            6.23            4.95
2001 ................................................         857            5.90            4.94
2002 ................................................         845            5.82            4.94
2003 ................................................         695            5.85            4.96
After 2003 ..........................................       2,455            6.36            4.95
                                                        ---------
Total ...............................................     $ 7,284            6.12%           4.94%
=================================================================================================

*AT MARCH 31, 1999, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT
 REQUIRED IT TO PAY FIXED-RATE INTEREST.

time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions (primarily interest rate swaps), investing in fixed rate assets or issuing variable rate liabilities. To a lesser degree, the Company also uses interest rate caps and floors to hedge this risk.

      In the first quarter of 1999, the Company added $675 million of interest rate swaps to reduce its interest rate risk. This increase was largely offset by $625 million of interest rate swap maturities. Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of March 31, 1999, the Company received payments on $7.3 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed rate received of 6.12 percent and a weighted average variable rate paid of
4.94 percent. The remaining maturity of these agreements ranges from one month to 15 years with an average remaining maturity of 3.9 years. Swaps increased net interest income for the quarters ended March 31, 1999, and 1998 by $17.4 million and $7.6 million, respectively.

      The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Counterparties to these interest rate cap agreements pay the Company when specified rates rise above a specified point or strike level. The payment is based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at March 31, 1999. To hedge against falling interest rates, the Company uses interest rate floors. Counterparties to interest rate floor agreements pay the Company when specified rates fall below the strike level. Like caps, the payment is based on the notional amount and the difference in current rates and strike rates. The total notional amount of floor agreements purchased as of March 31, 1999, all of which were LIBOR-indexed, was $500 million. The impact of floors on net interest income was not material for the quarters ended March 31, 1999, and 1998.

YEAR 2000 RISK MANAGEMENT The Company is continuing efforts to address the "Year 2000" computer problem, which arose because many computer applications worldwide will not properly recognize the date change from December 31, 1999, to January 1, 2000, potentially causing production of erroneous data, miscalculations, system failures and other operational problems. In the early 1990s, the Company implemented significant technology changes and replaced many of its principal data processing applications with licensed software packages. The Company also undertook an organization-wide initiative to address the Year 2000 issue, including the formation in 1996 of a dedicated project team of employees to evaluate the Year 2000 impact on the Company's critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, check sorting machines, vaults and security systems), and on its customers. In addition to evaluating the scope of the Year 2000 issue, the project team prioritized tasks, developed implementation plans and established completion and testing schedules. As a result, the Company has replaced, modified or reprogrammed certain systems, is requiring that new purchased hardware and software be Year 2000 ready, and is testing systems in an isolated environment dedicated to Year 2000 testing. Apart from the Company's project, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.


12                                                                  U.S. Bancorp

      Evaluation, replacement, renovation, installation and testing of the Company's critical internal computer hardware and software (including software to be remediated by vendors) and embedded technologies have been substantially completed, in accordance with bank regulatory guidelines, allowing time for necessary refinements and additional testing before December 31, 1999. On April 1, 1999, the Company announced that it had successfully completed a testing phase validating the readiness of its critical internal systems. In addition, the remediation and testing of non-critical systems continues to progress and is expected to be completed during 1999.

      Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparties, clearing houses, utilities (e.g., power, telecommunication, transportation), governmental agencies (including the Federal Reserve, which provides services for processing and settling payments and securities transactions between banks) and other entities with which the Company does business. The Company is communicating with these parties to monitor their efforts in addressing the Year 2000 issue and to evaluate any likely impact on the Company. For example, the Company is conducting ongoing Year 2000 surveys and evaluations of its corporate and middle-market borrowing customers and of other significant funds takers, funds providers and capital market/asset management counterparties, and has implemented in its lending units uniform criteria for identifying, managing and underwriting Year 2000 credit risk. The Company continues to review its fiduciary activities for Year 2000 risk related to marketable securities, special assets and counterparties. The Company is scheduling testing with critical service providers as necessary and expects such testing to be completed by June 30, 1999. A prioritized schedule for external testing during 1999 with certain large customers also has been established and such testing is underway. In addition, the Company is participating in tests organized by major industry and governmental organizations as they are scheduled throughout 1999, including tests sponsored by the Federal Reserve, the National Automated Clearing House Association and the Securities and Exchange Commission.

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

      The discussions regarding Year 2000 in this Form 10-Q, including the discussions of the timing and effectiveness of implementation and cost of the Company's Year 2000 project, contain forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the failure of third parties with which the Company does business to remedy their own Year 2000 issues and the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in business disruption, operational problems, financial loss, legal liability and similar adverse effects on the Company, which effects could be material.


U.S. Bancorp                                                                  13

TABLE 11  CAPITAL RATIOS

                                                                         March 31   December 31
(Dollars in Millions)                                                        1999          1998
-----------------------------------------------------------------------------------------------
Tangible common equity* ............................................     $  4,684      $  4,465
  As a percent of assets ...........................................          6.3%          6.0%

Tier 1 capital .....................................................     $  5,148      $  4,917
  As a percent of risk-adjusted assets .............................          6.6%          6.4%

Total risk-based capital ...........................................     $  8,696      $  8,343
  As a percent of risk-adjusted assets .............................         11.2%         10.9%
Leverage ratio .....................................................          7.0           6.8
===============================================================================================

*DEFINED AS COMMON EQUITY LESS GOODWILL.

CAPITAL MANAGEMENT At March 31, 1999, total tangible common equity was $4.7 billion, or 6.3 percent of assets, compared with 6.0 percent at December 31, 1998. Tier 1 and total risk-based capital ratios were 6.6 percent and 11.2 percent at March 31, 1999, compared with 6.4 percent and 10.9 percent at December 31, 1998. The March 31, 1999, leverage ratio was 7.0 percent compared with 6.8 percent at December 31, 1998.

      On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under this program, the Company repurchased
26.0 million shares for $1.0 billion, including 1.4 million shares for $47.0 million in the first quarter of 1999.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. Retroactive application of this Statement to prior periods is prohibited. The adoption of SFAS 133 is not expected to have a material impact on the Company.


14                                                                  U.S. Bancorp

                           CONSOLIDATED BALANCE SHEET

                                                                                                 March 31   December 31
(Dollars in Millions)                                                                                1999          1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
ASSETS
Cash and due from banks ....................................................................     $  4,020      $  4,772
Federal funds sold .........................................................................          128            83
Securities purchased under agreements to resell ............................................          446           461
Trading account securities .................................................................          686           537
Available-for-sale securities ..............................................................        5,253         5,577
Loans ......................................................................................       59,619        59,122
  Less allowance for credit losses .........................................................          983         1,001
                                                                                               ------------------------
  Net loans ................................................................................       58,636        58,121
Premises and equipment .....................................................................          876           879
Interest receivable ........................................................................          445           456
Customers' liability on acceptances ........................................................          139           166
Goodwill and other intangible assets .......................................................        1,965         1,975
Other assets ...............................................................................        3,516         3,411
                                                                                               ------------------------
   Total assets ............................................................................     $ 76,110      $ 76,438
                                                                                               ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing ......................................................................     $ 14,194      $ 16,377
  Interest-bearing .........................................................................       34,478        33,657
                                                                                               ------------------------
   Total deposits ..........................................................................       48,672        50,034
Federal funds purchased ....................................................................        1,788         1,255
Securities sold under agreements to repurchase .............................................        1,261         1,427
Other short-term funds borrowed ............................................................        1,120           683
Long-term debt .............................................................................       13,774        13,781
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ..................          950           950
Acceptances outstanding ....................................................................          139           166
Other liabilities ..........................................................................        2,229         2,172
                                                                                               ------------------------
   Total liabilities .......................................................................       69,933        70,468
Shareholders' equity:
  Common stock, par value $1.25 a share - authorized 1,500,000,000 shares;
   issued: 3/31/99 and 12/31/98 - 744,797,857 shares .......................................          931           931
  Capital surplus ..........................................................................        1,213         1,247
  Retained earnings ........................................................................        4,681         4,456
  Accumulated other comprehensive income ...................................................           54            72
  Less cost of common stock in treasury: 3/31/99 - 18,428,964 shares; 12/31/98 -
   19,036,139 shares .......................................................................         (702)         (736)
                                                                                               ------------------------
   Total shareholders' equity ..............................................................        6,177         5,970
                                                                                               ------------------------
   Total liabilities and shareholders' equity ..............................................     $ 76,110      $ 76,438
=======================================================================================================================


U.S. Bancorp                                                                  15

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                              Three Months Ended
                                                                                          -------------------------
(Dollars in Millions, Except Per Share Data)                                                 March 31      March 31
(Unaudited)                                                                                      1999          1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans .................................................................................     $ 1,238.5     $ 1,204.2
Securities:
  Taxable .............................................................................          64.6          85.8
  Exempt from federal income taxes ....................................................          14.7          16.1
Other interest income .................................................................          34.2          19.0
                                                                                          -------------------------
     Total interest income ............................................................       1,352.0       1,325.1

INTEREST EXPENSE
Deposits ..............................................................................         311.6         355.1
Federal funds purchased and repurchase agreements .....................................          39.4          33.6
Other short-term funds borrowed .......................................................          12.9          12.8
Long-term debt ........................................................................         186.1         156.4
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company .............          19.3          12.3
                                                                                          -------------------------
     Total interest expense ...........................................................         569.3         570.2
                                                                                          -------------------------
Net interest income ...................................................................         782.7         754.9
Provision for credit losses ...........................................................         117.0          90.0
                                                                                          -------------------------
Net interest income after provision for credit losses .................................         665.7         664.9

NONINTEREST INCOME
Credit card fee revenue ...............................................................         126.8         126.8
Trust and investment management fees ..................................................         117.2          94.9
Service charges on deposit accounts ...................................................         103.4          97.9
Investment products fees and commissions ..............................................          88.6          18.2
Trading account profits and commissions ...............................................          51.5           7.1
Investment banking revenue ............................................................          36.2            --
Securities gains ......................................................................            --          12.6
Other .................................................................................         102.6         101.0
                                                                                          -------------------------
     Total noninterest income .........................................................         626.3         458.5

NONINTEREST EXPENSE
Salaries ..............................................................................         354.1         239.6
Employee benefits .....................................................................          70.0          54.1
Net occupancy .........................................................................          50.0          43.5
Furniture and equipment ...............................................................          38.1          35.4
Goodwill and other intangible assets ..................................................          37.8          33.4
Merger-related ........................................................................           2.9          46.5
Other .................................................................................         165.9         153.1
                                                                                          -------------------------
     Total noninterest expense ........................................................         718.8         605.6
                                                                                          -------------------------
Income before income taxes ............................................................         573.2         517.8
Applicable income taxes ...............................................................         206.4         189.3
                                                                                          -------------------------
Net income ............................................................................     $   366.8     $   328.5
                                                                                          =========================
Earnings per share ....................................................................     $     .51     $     .44
Diluted earnings per share ............................................................     $     .50     $     .44
===================================================================================================================


16                                                                  U.S. Bancorp

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                                                         Other
(Dollars in Millions)                            Common Shares    Common    Capital    Retained  Comprehensive   Treasury
(Unaudited)                                       Outstanding*     Stock    Surplus    Earnings         Income    Stock**      Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997 ......................   739,933,014   $ 924.9   $1,261.1   $3,644.8     $    59.3    $     --   $5,890.1
Common dividends declared ......................                                        (129.8)                              (129.8)
Purchase of treasury stock .....................       (33,411)                                                     (1.2)      (1.2)
Issuance of common stock:
  Dividend reinvestment ........................        91,116        .1        3.4                                             3.5
  Stock option and stock
   purchase plans ..............................     2,465,340       3.1       29.5                                  1.2       33.8
                                                 ----------------------------------------------------------------------------------
                                                   742,456,059     928.1    1,294.0    3,515.0          59.3          --    5,796.4
Comprehensive income
Net income .....................................                                         328.5                                328.5
Other comprehensive income:
  Unrealized gain on securities of $9.0 (net of
   $5.1 tax expense) net of reclassification
   adjustment for gains included in net income
   of $11.1 (net of $6.4 tax expense) ..........                                                        (2.1)                  (2.1)
                                                                                                                           --------
     Total comprehensive income ................                                                                              326.4
                                                 ----------------------------------------------------------------------------------
BALANCE MARCH 31, 1998 .........................   742,456,059   $ 928.1   $1,294.0   $3,843.5     $    57.2    $     --   $6,122.8
===================================================================================================================================
BALANCE DECEMBER 31, 1998 ......................   725,761,718   $ 931.0   $1,247.2   $4,455.8     $    71.8    $ (735.8)  $5,970.0
Common dividends declared ......................                                        (141.7)                              (141.7)
Purchase of treasury stock .....................    (1,397,940)                                                    (47.0)     (47.0)
Issuance of common stock:
  Acquisitions .................................     1,027,276                 (3.6)                                40.0       36.4
  Dividend reinvestment ........................       168,650                  (.4)                                 6.4        6.0
  Stock option and stock
   purchase plans ..............................       809,189                (30.2)                                34.5        4.3
                                                 ----------------------------------------------------------------------------------
                                                   726,368,893     931.0    1,213.0    4,314.1          71.8      (701.9)   5,828.0
Comprehensive income
Net income .....................................                                         366.8                                366.8
Other comprehensive income:
  Unrealized gain on securities of $29.2 (net of
   $11.1 tax expense) ..........................                                                       (18.1)                 (18.1)
                                                                                                                           --------
     Total comprehensive income ................                                                                              348.7
                                                 ----------------------------------------------------------------------------------
BALANCE MARCH 31, 1999 .........................   726,368,893   $ 931.0   $1,213.0   $4,680.9     $    53.7    $ (701.9)  $6,176.7
===================================================================================================================================

 *DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY. **ENDING TREASURY SHARES WERE 18,428,964 AT MARCH 31, 1999 AND 19,036,139 AT
  DECEMBER 31, 1998.


U.S. Bancorp                                                                  17

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                   ------------------------
(Dollars in Millions)                                                                March 31      March 31
(Unaudited)                                                                              1999          1998
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net cash provided by operating activities ....................................     $  611.6      $  521.0
                                                                                   ------------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
  Loans outstanding ............................................................       (512.6)       (249.7)
  Securities purchased under agreements to resell ..............................         14.6         181.9
Available-for-sale securities:
  Sales ........................................................................         53.2         166.6
  Maturities ...................................................................        455.1         352.1
  Purchases ....................................................................       (217.4)        (37.0)
Proceeds from sales of other real estate .......................................          7.8          13.8
Net purchases of bank premises and equipment ...................................        (30.1)        (34.0)
Purchases of loans .............................................................       (127.7)           --
Acquisitions, net of cash received .............................................        (21.8)           --
Cash and cash equivalents of acquired subsidiaries .............................          3.6            --
Other - net ....................................................................       (192.5)       (145.8)
                                                                                   ------------------------
  Net cash (used) provided by investing activities .............................       (567.8)        247.9
                                                                                   ------------------------
FINANCING ACTIVITIES
Net cash (used) provided by:
  Deposits .....................................................................     (1,362.7)       (469.1)
  Federal funds purchased and securities sold under agreements to repurchase ...        367.2        (255.4)
  Short-term borrowings ........................................................        429.5         (33.8)
Proceeds from long-term debt ...................................................        300.0         687.3
Principal payments on long-term debt ...........................................       (307.2)       (522.6)
Proceeds from dividend reinvestment, stock option and stock purchase plans .....         10.3          37.3
Repurchase of common stock .....................................................        (47.0)         (1.2)
Cash dividends .................................................................       (141.7)       (129.8)
                                                                                   ------------------------
  Net cash used by financing activities ........................................       (751.6)       (687.3)
                                                                                   ------------------------
  Change in cash and cash equivalents ..........................................       (707.8)         81.6
Cash and cash equivalents at beginning of period ...............................      4,855.3       4,801.0
                                                                                   ------------------------
 Cash and cash equivalents at end of period ....................................     $4,147.5      $4,882.6
===========================================================================================================


18                                                                  U.S. Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in prior periods have been reclassified to conform to the current presentation.

      Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 2 "Line of Business Financial Performance" on pages 3 through 5 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE B  ACCOUNTING CHANGES

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

NOTE C  BUSINESS COMBINATIONS AND DIVESTITURES

BANK OF COMMERCE On February 18, 1999, the Company announced an agreement to acquire the San Diego-based Bank of Commerce, one of the largest U.S. Small Business Administration ("SBA") lenders. With $638 million in assets at year-end 1998 and SBA loan originations in excess of $240 million on an annual basis, Bank of Commerce operates 10 full-service branches and 23 SBA loan production offices. The acquisition is pending regulatory approval and is expected to close at the end of the second quarter of 1999.

OTHER ACQUISITIONS On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business which operates offices in Georgia, Florida, and Tennessee. On January 4, 1999, the Company completed its acquisition of Libra Investments, Inc., a privately held Los Angeles and New York based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. Effective December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. In May 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm. These transactions were accounted for as purchase acquisitions.


U.S. Bancorp                                                                  19

NOTE D  SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                                       March 31, 1999        December 31, 1998
                                                   ---------------------   ---------------------
                                                   Amortized        Fair   Amortized        Fair
(Dollars in Millions)                                   Cost       Value        Cost       Value
------------------------------------------------------------------------------------------------
U.S. Treasury ..................................     $   456     $   461     $   489     $   500
Mortgage-backed ................................       3,224       3,253       3,395       3,438
Other U.S. agencies ............................         236         241         252         259
State and political ............................       1,163       1,198       1,219       1,255
Other ..........................................          87         100         106         125
                                                   ---------------------   ---------------------
 Total .........................................     $ 5,166     $ 5,253     $ 5,461     $ 5,577
================================================================================================

NOTE E  LOANS

The composition of the loan portfolio was as follows:

                                                                          March 31   December 31
(Dollars in Millions)                                                         1999          1998
------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .........................................................     $26,372       $25,974
  Real estate:
   Commercial mortgage ...............................................       8,367         8,193
   Construction ......................................................       3,458         3,069
                                                                         -----------------------
     Total commercial ................................................      38,197        37,236
                                                                         -----------------------
CONSUMER:
  Home equity and second mortgage ....................................       7,604         7,409
  Credit card ........................................................       3,978         4,221
  Automobile .........................................................       3,340         3,413
  Revolving credit ...................................................       1,675         1,686
  Installment ........................................................       1,105         1,168
  Student* ...........................................................         843           829
                                                                         -----------------------
   Subtotal ..........................................................      18,545        18,726
  Residential mortgage ...............................................       2,855         3,124
  Residential mortgage held for sale .................................          22            36
                                                                         -----------------------
     Total consumer ..................................................      21,422        21,886
                                                                         -----------------------
       Total loans ...................................................     $59,619       $59,122
================================================================================================

*ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT
 PERIOD BEGINS.

     At March 31, 1999, the Company had $242 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended March 31, 1999, the average recorded investment in impaired loans was approximately $230 million. No interest income was recognized on impaired loans during the quarter.


20                                                                  U.S. Bancorp

NOTE F  LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                    March 31   December 31
(Dollars in Millions)                                                                   1999          1998
----------------------------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70 to 8.35%) -- maturities to June 2026 ........    $ 2,850       $ 2,850
Step-up subordinated notes -- due August 15, 2005 ...............................        100           100
Floating-rate notes -- due November 15, 1999 ....................................        200           200
Floating-rate notes -- due February 27, 2000 ....................................        250           250
Floating-rate subordinated notes -- due November 30, 2010 .......................        107           107
Federal Home Loan Bank advances (4.83% to 9.11%) -- maturities to October 2026 ..      2,159         2,187
Medium-term notes (4.81% to 6.93%) -- maturities to July 2002 ...................      1,626         1,675
Bank notes (4.79% to 6.38%) -- maturities to November 2005 ......................      6,284         6,209
Other ...........................................................................        198           203
                                                                                   -----------------------
 Total ..........................................................................    $13,774       $13,781
==========================================================================================================

NOTE G  SHAREHOLDERS' EQUITY

On January 4, 1999, in conjunction with an acquisition, the Company issued 1,027,276 shares of common stock with an aggregate value of $36.4 million.

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under this program, the Company repurchased 26.0 million shares for $1.0 billion, including 1.4 million shares for $47.0 million in the first quarter of 1999.

NOTE H  EARNINGS PER SHARE

The components of earnings per share were:

                                                                               Three Months Ended March 31
                                                                               ---------------------------
(Dollars in Millions, Except Per Share Data)                                            1999          1998
----------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:

Net income to common stockholders ...........................................    $     366.8   $     328.5
                                                                               ===========================
Average shares outstanding ..................................................    722,637,379   738,708,228
                                                                               ===========================
Earnings per share ..........................................................    $       .51   $       .44
                                                                               ===========================
DILUTED EARNINGS PER SHARE:
Net income to common stockholders ...........................................    $     366.8   $     328.5
                                                                               ===========================
Average shares outstanding ..................................................    722,637,379   738,708,228
Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury stock method using
 average market price .......................................................      5,664,720    10,927,311
                                                                               ---------------------------
Dilutive common shares outstanding ..........................................    728,302,099   749,635,539
                                                                               ===========================
Diluted earnings per share ..................................................    $       .50   $       .44
==========================================================================================================


U.S. Bancorp                                                                  21

NOTE I  INCOME TAXES

The components of income tax expense were:

                                                                              Three Months Ended
                                                                             --------------------
                                                                             March 31    March 31
(Dollars in Millions)                                                            1999        1998
-------------------------------------------------------------------------------------------------
FEDERAL:
Current tax ..............................................................     $154.2      $167.1
Deferred tax provision (credit) ..........................................       17.9        (3.5)
                                                                             --------------------
  Federal income tax .....................................................      172.1       163.6

STATE:
Current tax ..............................................................       30.6        20.0
Deferred tax provision ...................................................        3.7         5.7
                                                                             --------------------
  State income tax .......................................................       34.3        25.7
                                                                             --------------------
  Total income tax provision .............................................     $206.4      $189.3
=================================================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                              Three Months Ended
                                                                             --------------------
                                                                             March 31    March 31
(Dollars in Millions)                                                            1999        1998
-------------------------------------------------------------------------------------------------
Tax at statutory rate (35%) ..............................................     $200.6      $181.2
State income tax, at statutory rates, net of federal tax benefit .........       22.3        16.7
Tax effect of:
  Tax-exempt interest:
   Loans .................................................................       (2.3)       (2.9)
   Securities ............................................................       (5.7)       (5.7)
  Amortization of nondeductible goodwill .................................        9.6         6.7
  Tax credits and other items ............................................      (18.1)       (6.7)
                                                                             --------------------
Applicable income taxes ..................................................     $206.4      $189.3
=================================================================================================

     The Company's net deferred tax asset was $140.6 million at March 31, 1999, and $261.3 million at December 31, 1998.

NOTE J  MERGER AND INTEGRATION CHARGES

During the first quarter of 1999, the Company recorded merger and integration charges of $2.9 million related to conversion expenses for Piper Jaffray and several other small acquisitions. Conversion expenses are recorded as incurred and are associated with the conversion of customer accounts and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                                    Three Months Ended
(Dollars in Millions)                                   March 31, 1999
----------------------------------------------------------------------
Balance at December 31, 1998 ..............................     $126.7
Provision charged to operating expense ....................        2.9
Cash outlays ..............................................      (18.8)
Additions related to purchase acquisitions ................        2.4
Noncash writedowns ........................................       (1.2)
                                                              --------
Balance at March 31, 1999 .................................     $112.0
======================================================================

The components of the merger and integration accrual were as follows:

(Dollars in Millions)                              March 31, 1999    December 31, 1998
--------------------------------------------------------------------------------------
Severance ............................................     $ 84.2               $ 98.1
Other employee related costs .........................        6.5                  7.2
Lease terminations and
 facility costs ......................................        9.6                  7.4
Contracts and system writeoffs .......................       10.2                 10.4
Other ................................................        1.5                  3.6
                                                         -----------------------------
Total ................................................     $112.0               $126.7
======================================================================================

      Approximately $17 million, pretax, in additional merger-related charges are expected to be incurred with respect to Piper Jaffray in 1999.

22                                                                  U.S. Bancorp

NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                                      March 31   December 31
(Dollars in Millions)                                                                     1999          1998
------------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Commercial .....................................................................     $25,499       $25,023
  Corporate and purchasing cards .................................................      16,100        24,758
  Consumer credit cards ..........................................................      15,153        14,982
  Other consumer .................................................................       6,131         7,020
Letters of credit:
  Standby ........................................................................       3,149         3,241
  Commercial .....................................................................         290           309
Interest rate swap contracts:
  Hedges .........................................................................       7,284         7,239
  Intermediated ..................................................................         703           740
Options contracts:
  Hedge interest rate floors purchased ...........................................         500           500
  Intermediated interest rate and foreign exchange caps and floors purchased .....         399           360
  Intermediated interest rate and foreign exchange caps and floors written .......         399           360
Futures and forward contracts ....................................................          14            10
Mortgages sold with recourse .....................................................          50            52
Foreign currency commitments:
  Commitments to purchase ........................................................         980           812
  Commitments to sell ............................................................         978           806
Commitments from securities lending ..............................................         461           342
============================================================================================================

     The Company received fixed-rate interest and paid floating-rate interest on all swap hedges as of March 31, 1999. Activity for the three months ended March 31, 1999, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:


(Dollars in Millions)
--------------------------------------------------------------------------------------------------------
Notional amount outstanding at December 31, 1998 ...........................................     $ 7,239
Additions ..................................................................................         675
Maturities .................................................................................        (625)
Terminations ...............................................................................          (5)
                                                                                               ---------
   Notional amount outstanding at March 31, 1999 ...........................................     $ 7,284
========================================================================================================
Weighted average interest rate paid ........................................................        4.94%
Weighted average interest rate received ....................................................        6.12
========================================================================================================

      LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 2.5 years at March 31, 1999, and $500 million with an average remaining maturity of 2.7 years at December 31, 1998, hedged floating-rate commercial loans. The strike rate on these LIBOR-based floors was
4.63 percent at March 31, 1999, and December 31, 1998.

      Net unamortized deferred gains relating to swaps, options and futures were immaterial at March 31, 1999.


U.S. Bancorp                                                                  23

NOTE L  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $3,964 million and $2,823 million at March 31, 1999, and December 31, 1998, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                                               Three Months Ended
                                                                                              --------------------
                                                                                              March 31    March 31
(Dollars in Millions)                                                                             1999        1998
------------------------------------------------------------------------------------------------------------------
Income taxes paid (recovered) .............................................................     $ 13.5      $ 52.4)
Interest paid .............................................................................      546.1       540.1
Net noncash transfers to foreclosed property ..............................................        5.3         5.6
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $11.1
 in 1999 and $1.3 in 1998 .................................................................      (18.1)       (2.1)
                                                                                              ====================
Cash acquisitions of businesses:
  Fair value of noncash assets acquired ...................................................     $ 21.8      $   --
  Liabilities assumed .....................................................................         --          --
                                                                                              --------------------
   Net ....................................................................................     $ 21.8      $   --
                                                                                              ====================
Stock acquisitions of businesses:
  Fair value of noncash assets acquired ...................................................     $ 42.3      $   --
  Net cash acquired .......................................................................        3.6          --
  Liabilities assumed .....................................................................       (9.5)         --
                                                                                              --------------------
   Net value of common stock issued .......................................................     $ 36.4      $   --
==================================================================================================================


24                                                                  U.S. Bancorp

      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                        For the Three Months Ended March 31
                                                                      1999                              1998
                                                         ---------------------------------------------------------------   --------
                                                                               Yields                             Yields   % Change
(Dollars In Millions)                                                             and                                and    Average
(Unaudited)                                              Balance    Interest    Rates       Balance    Interest    Rates    Balance
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
 U.S. Treasury .......................................   $   482    $    6.8     5.72%      $   632    $    9.2     5.90%    (23.7)%
 Mortgage-backed .....................................     3,240        53.4     6.68         4,112        69.7     6.87     (21.2)
 State and political .................................     1,177        22.2     7.65         1,284        25.2     7.96      (8.3)
 U.S. agencies and other .............................       332         4.1     5.01           456         6.4     5.69     (27.2)
                                                       ---------------------                -------------------
  Total available-for-sale securities ................     5,231        86.5     6.71         6,484       110.5     6.91     (19.3)
Unrealized gain on available-for-sale securities .....       106                                 97                            9.3
                                                         -------                            -------
   Net available-for-sale securities .................     5,337                              6,581                          (18.9)
Trading account securities ...........................       558         9.2     6.69           149         1.8     4.90        **
Federal funds sold and resale agreements .............       519         4.8     3.75           719         9.7     5.47     (27.8)
Loans:
 Commercial:
  Commercial .........................................    26,018       479.9     7.48        23,491       468.5     8.09      10.8
  Real estate:
   Commercial mortgage ...............................     8,234       173.5     8.55         8,173       181.0     8.98        .7
   Construction ......................................     3,252        71.0     8.85         2,405        56.5     9.53      35.2
                                                         --------------------               -------------------
   Total commercial ..................................    37,504       724.4     7.83        34,069       706.0     8.40      10.1
 Consumer:
  Home equity and second mortgage ....................     7,484       174.4     9.45         5,812       137.7     9.61      28.8
  Credit card ........................................     4,013       123.3    12.46         3,982       125.4    12.77        .8
  Other ..............................................     7,055       161.7     9.30         6,675       158.7     9.64       5.7
                                                         --------------------               -------------------
   Subtotal ..........................................    18,552       459.4    10.04        16,469       421.8    10.39      12.6
  Residential mortgage ...............................     2,996        57.4     7.77         3,936        77.7     8.01     (23.9)
  Residential mortgage held for sale .................        29          .3     4.20           183         3.1     6.87     (84.2)
                                                         --------------------               -------------------
   Total consumer ....................................    21,577       517.1     9.72        20,588       502.6     9.90       4.8
                                                         --------------------               -------------------
   Total loans .......................................    59,081     1,241.5     8.52        54,657     1,208.6     8.97       8.1
 Allowance for credit losses .........................       998                              1,014                           (1.6)
                                                         -------                            -------
  Net loans ..........................................    58,083                             53,643                            8.3
Other earning assets .................................     1,349        20.7     6.22           563         7.6     5.47        **
                                                         --------------------               -------------------
   Total earning assets* .............................    66,738     1,362.7     8.28        62,572     1,338.2     8.67       6.7
Other assets .........................................     9,261                              8,166                           13.4
                                                         -------                            -------
   Total assets ......................................   $75,107                            $69,821                            7.6%
                                                         =======                            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits .........................   $13,544                            $12,954                            4.6%
Interest-bearing deposits:
 Interest checking ...................................     6,026        25.5     1.72         5,766        24.8     1.74       4.5
 Money market accounts ...............................    12,180       105.8     3.52        10,695       104.3     3.96      13.9
 Other savings accounts ..............................     2,281        10.0     1.78         2,603        13.6     2.12     (12.4)
 Savings certificates ................................    10,123       125.3     5.02        11,982       163.4     5.53     (15.5)
 Certificates over $100,000...........................     3,466        45.0     5.27         3,287        49.0     6.05       5.4
                                                         --------------------               -------------------
  Total interest-bearing deposits ....................    34,076       311.6     3.71        34,333       355.1     4.19       (.7)
Short-term borrowings ................................     4,104        52.3     5.17         3,203        46.4     5.88      28.1
Long-term debt .......................................    13,967       186.1     5.40        10,534       156.4     6.02      32.6
Company-obligated mandatorily redeemable preferred
 securities ..........................................       950        19.3     8.24           600        12.3     8.18      58.3
                                                         --------------------               -------------------
   Total interest-bearing liabilities ................    53,097       569.3     4.35        48,670       570.2     4.75       9.1
Other liabilities ....................................     2,378                              2,161                           10.0
Common equity ........................................     6,022                              5,976                             .8
Accumulated other comprehensive income ...............        66                                 60                           10.0
                                                         -------                            -------
   Total liabilities and shareholders' equity ........   $75,107                            $69,821                            7.6%
                                                         =======                            =======                          =====
Net interest income ..................................              $  793.4                           $  768.0
                                                                    ========                           ========
Gross interest margin ................................                           3.93%                              3.92%
                                                                                ======                             ======
Gross interest margin without taxable-equivalent
 increments ..........................................                           3.87%                              3.84%
                                                                                ======                             ======
Net interest margin ..................................                           4.82%                              4.98%
                                                                                ======                             ======
Net interest margin without taxable-equivalent
 increments ..........................................                           4.76%                              4.89%
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

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES -- On January 4, 1999, the Company issued 1,027, 276 shares of common stock with an aggregate value of $36.4 million and 56,586 shares of term participating preferred stock with restrictions with an aggregate value of $20.0 million as consideration in connection with a merger transaction. The preferred stock ranks prior to the Company's common stock with respect to the payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company. Each preferred share has an attached right allowing the holder to receive a number of shares of common stock upon maturity of the term participating preferred stock. These common and preferred shares were issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- The 1999 Annual Meeting of Shareholders of U.S. Bancorp was held on Tuesday, April 20, 1999, at the Minneapolis Convention Center. John F. Grundhofer, Chairman, President and Chief Executive Officer, presided.

     The holders of 623,535,296 shares of common stock, 85.9 percent of the 726,039,362 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms expiring at the 2002 annual shareholders' meeting. The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1999, was approved. The proposal to approve the U.S. Bancorp 1999 Stock Incentive Plan was approved. The shareholder proposal for the annual election of all Directors and the elimination of the Company's classified Board of Directors, was not approved.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                        Number of Shares
                                                     ----------------------------------------------------
                                                         For          Withheld
-------------------------------------------------------------------------------
Election of Class I Directors:
    Linda L. Ahlers                                  618,136,921      5,398,375
    Robert L. Dryden                                 618,101,994      5,433,302
    Joel W. Johnson                                  617,984,240      5,551,056
    Edward J. Phillips                               618,116,029      5,419,267
    Warren R. Staley                                 618,048,294      5,487,002
                                                     -----------      ---------
                                                         For          Against      Abstain      Non-Vote
---------------------------------------------------------------------------------------------------------
Other Matters:
 Ratification of appointment of Ernst & Young LLP
   as independent auditors                           612,960,104      5,636,998    4,938,194            0
 Approval of 1999 Stock Incentive Plan               456,299,343     73,580,919    7,679,509   85,975,525
 Proposal for the annual election of all Directors   250,068,474    265,953,687   21,484,271   86,028,864

For a copy of the meeting minutes, please write to the Office of the Secretary, U.S. Bancorp, 601 Second Avenue South, Minneapolis, Minnesota 55402-4302.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
     (1) 4.1  Certificate of Designation and Terms of Term Participating
              Preferred Stock of U.S. Bancorp. Filed as Exhibit 4.1 to
              Registration Statement on Form S-4, File No. 333-75603.
        10.1  U.S. Bancorp 1999 Stock Incentive Plan*
        12    Computation of Ratio of Earnings to Fixed Charges.
        27    Article 9 Financial Data Schedule.*

(1) EXHIBIT HAS HERETOFORE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IS INCORPORATED HEREIN AS AN EXHIBIT BY REFERENCE.
  * COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.

(b) REPORTS ON FORM 8-K
      During the three months ended March 31, 1999, the Company filed the following Current Report on Form 8-K.

        Form 8-K dated January 20, 1999, relating to the announcement of the Company's fourth quarter and full year 1998 earnings.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     U.S BANCORP

                                     By:  /s/ TERRANCE R. DOLAN
                                        ----------------------------------------
                                          Terrance R. Dolan
                                          Senior Vice President and Controller
DATE: May 13, 1999                        (Chief Accounting Officer and Duly
                                          Authorized Officer)

26                                                                  U.S. Bancorp

                                                                ----------------
[LOGO] US BANCORP(R)                                            First Class
                                                                U.S. Postage
          U.S. Bank Place                                       PAID
          601 Second Avenue South                               Permit No. 2440
          Minneapolis, Minnesota                                Minneapolis, MN
          55402-4302                                            ----------------

          www.usbank.com


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

First Chicago Trust Company of New York
c/o EquiServe
Mailing address: P.O. Box 2500, Jersey City,
New Jersey 07303-2500.

Telephone: (201) 324-0498
Fax: (201) 222-4892
Internet address: http://www.equiserve.com
E-mail address: fctc@em.fcnbd.com

If you own shares in a book-entry or plan account maintained by First Chicago Trust, you can access your account information on the Internet through First Chicago Trust's Web site. To obtain a password that provides you secured access to your account, please call First Chicago Trust toll free at (877) THE-WEB7 (outside North America call (201) 536-8071).

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

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor Relations
(612) 973-2261
john.danielson@usbank.com

Judith T. Murphy
Vice President, Investor Relations
(612) 973-2264
judith.murphy@usbank.com

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

Investor Relations
(612) 973-2263
U.S. Bancorp
601 Second Avenue South
Minneapolis, Minnesota 55402-4302