Form 10-Q
period 1999-06-30
US BANCORP \DE\
filed 1999-08-12
CIK 36104

FORM 10-Q/JUNE 30, 1999






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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                  Class                   Outstanding as of July 31, 1999
      Common Stock, $1.25 Par Value             731,621,406 shares

================================================================================

                                FINANCIAL SUMMARY

                                                                 Three Months Ended             Six Months Ended
                                                             ------------------------------------------------------
                                                               June 30        June 30        June 30        June 30
(Dollars in Millions, Except Per Share Data)                      1999           1998           1999           1998
-------------------------------------------------------------------------------------------------------------------
Income before nonrecurring items ........................     $  383.8       $  358.2       $  752.4       $  708.2
Nonrecurring items ......................................         (9.5)         (37.6)         (11.3)         (59.1)
                                                             ------------------------------------------------------
Net income ..............................................     $  374.3       $  320.6       $  741.1       $  649.1
                                                             ======================================================
PER COMMON SHARE
Earnings per share ......................................     $    .52       $    .43       $   1.03       $    .88
Diluted earnings per share ..............................          .51            .43           1.02            .86
Earnings on a cash basis (diluted)* .....................          .56            .47           1.12            .96
Dividends paid ..........................................         .195           .175            .39            .35
Common shareholders' equity .............................         8.70           8.28

PER COMMON SHARE BEFORE NONRECURRING ITEMS
Earnings per share ......................................          .53            .48           1.04            .96
Diluted earnings per share ..............................          .53            .48           1.03            .94
Earnings on a cash basis (diluted)* .....................          .58            .52           1.13           1.03
                                                             ------------------------------------------------------
FINANCIAL RATIOS
Return on average assets ................................         1.97%          1.80%          1.98%          1.85%
Return on average common equity .........................         23.8           20.8           24.1           21.4
Efficiency ratio ........................................         50.9           54.1           50.8           52.1
Net interest margin (taxable-equivalent basis) ..........         4.86           4.91           4.84           4.95

SELECTED FINANCIAL RATIOS BEFORE NONRECURRING ITEMS
Return on average assets ................................         2.02           2.01           2.01           2.02
Return on average common equity .........................         24.4           23.2           24.5           23.4
Efficiency ratio ........................................         49.9           49.7           50.1           48.0
Banking efficiency ratio** ..............................         42.4           45.1           42.9           45.1
                                                             ======================================================
                                                               June 30    December 31
                                                                  1999           1998
                                                             -------------------------
PERIOD END
Loans ...................................................     $ 60,896       $ 59,122
Allowance for credit losses .............................          968          1,001
Assets ..................................................       77,390         76,438
Total shareholders' equity ..............................        6,308          5,970
Tangible common equity to total assets*** ...............          6.3%           6.0%
Tier 1 capital ratio ....................................          6.6            6.4
Total risk-based capital ratio ..........................         11.1           10.9
Leverage ratio ..........................................          7.1            6.8
--------------------------------------------------------------------------------------

  * CALCULATED BY ADDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS TO NET INCOME.
 ** WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.
*** DEFINED AS COMMON EQUITY LESS GOODWILL AS A PERCENTAGE OF TOTAL ASSETS LESS
    GOODWILL.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results
of Operations (Item 2) ......................................................  2
Quantitative and Qualitative Disclosures About Market Risk (Item 3) ......... 12
Financial Statements (Item 1) ............................................... 17

PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6) ................................... 29
Signature ................................................................... 29
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges ............. 30

FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following:
(i) general economic conditions could be less favorable than expected, resulting in a deterioration in credit quality or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income; (iii) the conditions of the securities markets could change, adversely affecting the availability and terms of funding necessary to meet the Company's liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies, particularly the adoption of proposed bank regulatory reform, could alter the Company's business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; and (viii) third parties with which the Company does business may fail to remedy their Year 2000 issues and other unforeseen Year 2000 complications may arise, affecting the Company's operations. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp                                                                   1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported second quarter 1999 operating earnings (net income excluding nonrecurring items) of $383.8 million, compared with $358.2 million in the second quarter of 1998. On a diluted per share basis, operating earnings were $.53 in the second quarter of 1999, compared with $.48 in the second quarter of 1998, an increase of 10 percent. On a diluted per share basis, cash operating earnings were $.58 in the second quarter of 1999, compared with $.52 in the second quarter of 1998, an increase of 12 percent. Return on average assets and return on average common equity, excluding nonrecurring items, were 2.02 percent and 24.4 percent, respectively, in the second quarter of 1999, compared with returns of 2.01 percent and 23.2 percent, respectively, in the second quarter of 1998. Excluding nonrecurring items, the efficiency ratio (the ratio of expenses to revenues) was 49.9 percent in the second quarter of 1999, compared with 49.7 percent in the second quarter of 1998.

     Comparisons to the second quarter and first six months of 1999 are affected by the acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray") and several other small acquisitions. Net interest income on a taxable-equivalent basis in the second quarter of 1999 was higher by $45.4 million (6 percent) than the second quarter of 1998. Noninterest income increased by $94.8 million (17 percent), primarily reflecting both the acquisition of and growth in Piper Jaffray and higher service charges on deposit accounts, partially offset by the loss of a portion of the U.S. Government purchasing card business. Noninterest expense, before nonrecurring items, increased by $72.7 million (11 percent), principally due to growth in investment banking activities and acquisitions. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity), before nonrecurring items, for the second quarter of 1999 was 42.4 percent, compared with 45.1 percent in the second quarter of 1998.

     Net income was $374.3 million in the second quarter of 1999, or $.51 per diluted share, compared with $320.6 million, or $.43 per diluted share, in the second quarter of 1998. Nonrecurring merger-related charges decreased net income in the second quarter of 1999 by $9.5 million ($15.0 million on a pre-tax basis) compared to a decrease of $37.6 million ($59.5 million on a pre-tax basis) in the second quarter of 1998.

     Operating earnings for the first six months of 1999 were $752.4 million compared with $708.2 million in the first six months of 1998. On a diluted per share basis, operating earnings were $1.03 in the first half of 1999, compared with $.94 in the first half of 1998, an increase of 10 percent. On a diluted per share basis, cash operating earnings were $1.13 in the first six months of 1999, compared with $1.03 in the first six months of 1998. Year-to-date return on average assets and return on average common equity, excluding nonrecurring items, were 2.01 percent and 24.5 percent, respectively, compared with returns of 2.02 percent and 23.4 percent, respectively, in the first half of 1998. Excluding nonrecurring items, the efficiency ratio was 50.1 percent in the first six months of 1999, compared with 48.0 percent in the first six months of 1998. Excluding nonrecurring items, the banking efficiency ratio was 42.9 percent in the first six months of 1999, compared with 45.1 percent in the first six months of 1998.

     Net income for the first six months of 1999 was $741.1 million, or $1.02 per diluted share, compared with $649.1 million, or $.86 per diluted share, for the first six months of 1998. Return on average assets and return on average common equity were 1.98 percent and 24.1 percent, respectively, in the first six months of 1999, compared with returns of 1.85 percent and 21.4 percent, respectively, in the same period of 1998. Nonrecurring merger-related items decreased net income by $11.3 million ($17.9 million on a pre-tax basis) in the first half of 1999. Net nonrecurring items decreased net income by $59.1 million ($93.4 million on a pre-tax basis) in the first half of 1998. Year-to-date 1998 nonrecurring items included $12.6 million of net gains from securities available-for-sale and $106.0 million of merger-related charges.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results for the first six months of 1999 reflect the following purchase transactions. On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business which operates offices in Georgia, Florida and Tennessee. Effective January 4, 1999, the


2                                                                   U.S. Bancorp

TABLE 1   SUMMARY OF CONSOLIDATED INCOME

                                                                        Three Months Ended           Six Months Ended
                                                                    ----------------------------------------------------
(Taxable-Equivalent Basis;                                             June 30       June 30       June 30       June 30
Dollars In Millions, Except Per Share Data)                               1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------------------
Interest income .................................................    $ 1,395.6     $ 1,362.5     $ 2,758.3     $ 2,700.7
Interest expense ................................................        572.3         584.6       1,141.6       1,154.8
                                                                    ----------------------------------------------------
  Net interest income ...........................................        823.3         777.9       1,616.7       1,545.9
Provision for credit losses .....................................        126.0          93.0         243.0         183.0
                                                                    ----------------------------------------------------
  Net interest income after provision for credit losses .........        697.3         684.9       1,373.7       1,362.9
Available-for-sale securities gains .............................           --            --            --          12.6
Other noninterest income ........................................        655.9         561.1       1,282.2       1,007.0
Merger-related charges ..........................................         15.0          59.5          17.9         106.0
Other noninterest expense .......................................        737.8         665.1       1,453.7       1,224.2
                                                                    ----------------------------------------------------
  Income before income taxes ....................................        600.4         521.4       1,184.3       1,052.3
Taxable-equivalent adjustment ...................................         10.7          12.9          21.4          26.0
Income taxes ....................................................        215.4         187.9         421.8         377.2
                                                                    ----------------------------------------------------
  Net income ....................................................    $   374.3     $   320.6     $   741.1     $   649.1
                                                                    ====================================================
Return on average assets ........................................         1.97%         1.80%         1.98%         1.85%
Return on average common equity .................................         23.8          20.8          24.1          21.4
Net interest margin .............................................         4.86          4.91          4.84          4.95
Efficiency ratio ................................................         50.9          54.1          50.8          52.1
Efficiency ratio before nonrecurring items ......................         49.9          49.7          50.1          48.0
Banking efficiency ratio before nonrecurring items* .............         42.4          45.1          42.9          45.1
                                                                    ====================================================
PER COMMON SHARE:
Earnings per share ..............................................    $     .52     $     .43     $    1.03     $     .88
Diluted earnings per share ......................................          .51           .43          1.02           .86
Dividends paid ..................................................         .195          .175           .39           .35
========================================================================================================================

* WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

Company acquired Libra Investments, Inc., a privately held Los Angeles- and New York-based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. In December 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. In May 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm.

     On August 4, 1999, the Company announced an agreement to acquire Voyager Fleet Systems, Inc. The acquisition is pending regulatory approval and is expected to close in the third quarter of 1999. On July 15, 1999, the Company completed its acquisition of the San Diego-based Bank of Commerce. With $616 million in assets at March 31, 1999, Bank of Commerce operates 10 full-service branches and 23 U.S. Small Business Administration ("SBA") loan production offices. The acquisition was accounted for as a purchase transaction. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit and announced an agreement to acquire the Investment Banking division of The John Nuveen Company, based in Chicago. The division, which focuses on fixed income investment banking, will become a part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division.

     On May 19, 1999, the Company announced an agreement to acquire Newport Beach-based Western Bancorp. With $2.5 billion in assets at March 31, 1999, Western Bancorp has 31 branches in southern California in Los Angeles, Orange and San Diego counties. The acquisition is pending regulatory approval and is expected to close during the fourth quarter of 1999. On May 14, 1999, the Company announced agreements to sell all 20 U.S. Bank branches in Kansas and eight branches in Iowa. These divestitures will reduce the Company's total deposits by less than 1 percent. The sales are expected to be completed in the third quarter of 1999.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business which include: Wholesale and Private Financial Services, Retail Banking, Payment Systems, Corporate Trust and Institutional Financial Services, and Investment Banking and Brokerage. These


U.S. Bancorp                                                                   3

TABLE 2   LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                         Wholesale and
                                                   Private Financial Services                      Retail Banking
                                                --------------------------------------   ---------------------------------------
For the Three Months Ended June 30                                             Percent                                 Percent
(Dollars in Millions)                                   1999          1998      Change           1999          1998     Change
--------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income
 (taxable-equivalent basis) ...................     $  362.1      $  347.2         4.3%      $  384.2      $  371.2        3.5%
Provision for credit losses ...................         14.1          11.2        25.9           64.8          34.0       90.6
Noninterest income ............................         70.9          75.5        (6.1)         138.4         141.1       (1.9)
Noninterest expense ...........................        150.8         149.6          .8          262.6         277.8       (5.5)
Income taxes and
 taxable-equivalent adjustment ................        100.9         100.4                       73.5          76.8
                                                --------------------------               --------------------------
Income before nonrecurring items ..............     $  167.2      $  161.5         3.5       $  121.7      $  123.7       (1.6)
                                                ==========================               ==========================
Net nonrecurring items (after-tax) ............

Net income ....................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ..............................     $ 35,256      $ 31,392        12.3       $  2,300      $  2,129        8.0
Consumer loans, excluding
 residential mortgage .........................          771           616        25.2         13,894        12,006       15.7
Residential mortgage loans ....................          385           298        29.2          2,415         3,496      (30.9)
Assets ........................................       43,947        40,104         9.6         22,397        22,148        1.1
Deposits ......................................       12,124        11,196         8.3         33,994        34,549       (1.6)
Common equity .................................        3,161         3,170         (.3)         1,510         1,625       (7.1)
                                                --------------------------               --------------------------
Return on average assets ......................         1.53%         1.62%                      2.18%         2.24%
Return on average common equity ("ROCE") ......         21.2          20.4                       32.3          30.5
Net tangible ROCE** ...........................         28.4          26.9                       52.6          49.0
Efficiency ratio ..............................         34.8          35.4                       50.2          54.2
Efficiency ratio on a cash basis** ............         31.7          32.5                       47.8          51.9
================================================================================================================================

                                                         Wholesale and
                                                   Private Financial Services                      Retail Banking
                                                --------------------------------------   ---------------------------------------
For the Six Months Ended June 30                                               Percent                                 Percent
(Dollars in Millions)                                   1999          1998      Change           1999          1998     Change
--------------------------------------------------------------------------------------------------------------------------------

CONDENSED INCOME STATEMENT:
Net interest income (expense)
 (taxable-equivalent basis) ...................     $  709.6      $  685.0         3.6%      $  760.3      $  738.1        3.0%
Provision for credit losses ...................         25.5          19.8        28.8          120.1          74.4       61.4
Noninterest income ............................        158.7         158.7          --          274.0         275.3        (.5)
Noninterest expense ...........................        296.1         293.7          .8          531.8         550.2       (3.3)
Income taxes and
 taxable-equivalent adjustment ................        204.5         202.5                      143.1         148.5
                                                --------------------------               --------------------------
Income before nonrecurring items ..............     $  342.2      $  327.7         4.4       $  239.3      $  240.3        (.4)
                                                ==========================               ==========================
Net nonrecurring items (after-tax) ............

Net income ....................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ..............................     $ 34,688      $ 31,042        11.7       $  2,251      $  2,127        5.8
Consumer loans, excluding
 residential mortgage .........................          748           608        23.0         13,866        11,972       15.8
Residential mortgage loans ....................          370           293        26.3          2,542         3,663      (30.6)
Assets ........................................       43,407        39,771         9.1         22,542        22,381         .7
Deposits ......................................       11,948        11,027         8.4         34,029        34,706       (2.0)
Common equity .................................        3,078         3,220        (4.4)         1,500         1,677      (10.6)
                                                --------------------------               --------------------------
Return on average assets ......................         1.59%         1.66%                      2.14%         2.17%
Return on average common equity ("ROCE") ......         22.4          20.5                       32.2          28.9
Net tangible ROCE** ...........................         30.2          26.9                       52.9          46.2
Efficiency ratio ..............................         34.1          34.8                       51.4          54.3
Efficiency ratio on a cash basis** ............         31.0          32.0                       48.9          51.9
================================================================================================================================

 * NOT MEANINGFUL.
** CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED
   AMORTIZATION.
   NOTE: NONRECURRING ITEMS ARE NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF NONRECURRING ITEMS.


4                                                                   U.S. Bancorp

                                        Corporate Trust and              Investment Banking                Consolidated
     Payment Systems              Institutional Financial Services         and Brokerage                      Company
------------------------------------------------------------------------------------------------------------------------------------
                        Percent                           Percent                           Percent                         Percent
   1999        1998      Change        1999       1998     Change        1999       1998     Change        1999      1998    Change
------------------------------------------------------------------------------------------------------------------------------------


$  59.7     $  41.9        42.5%    $  16.7    $  16.5        1.2%    $    .6    $   1.1      (45.5)%   $ 823.3   $ 777.9       5.8%
   47.1        47.8        (1.5)         --         --         --          --         --         --       126.0      93.0      35.5
  149.1       148.7          .3        75.3       77.4       (2.7)      222.2      118.4       87.7       655.9     561.1      16.9
   70.8        71.7        (1.3)       49.0       50.6       (3.2)      204.6      115.4       77.3       737.8     665.1      10.9

   34.2        27.3                    16.2       16.6                    6.8        1.6                  231.6     222.7
-------------------                 ------------------                ------------------                -----------------
$  56.7     $  43.8        29.5     $  26.8    $  26.7         .4     $  11.4    $   2.5          *       383.8     358.2       7.1
===================                 ==================                ==================
                                                                                                           (9.5)    (37.6)        *
                                                                                                        -----------------
                                                                                                        $ 374.3   $ 320.6      16.7
                                                                                                        =================

$ 1,300     $ 1,455       (10.7)    $    --    $    --         --     $    --    $    --         --     $38,856   $34,976      11.1

  4,000       4,008         (.2)         --         --         --          --         --         --      18,665    16,630      12.2
     --          --          --          --         --         --          --         --         --       2,800     3,794     (26.2)
  6,436       6,905        (6.8)        761        685       11.1       2,531      1,604       57.8      76,072    71,446       6.5
    155          94        64.9       1,706      1,587        7.5          --         --         --      47,979    47,426       1.2
    591         583         1.4         607        521       16.5         443        287       54.4       6,312     6,186       2.0
-------------------                 ------------------                ------------------                -----------------
   3.53%       2.54%                      *          *                      *          *                   2.02%     2.01%
   38.5        30.1                    17.7%      20.6%                  10.3%       3.5%                  24.4      23.2
   55.0        47.6                    42.7       45.4                   55.5       41.5                   38.2      35.6
   33.9        37.6                    53.3       53.9                   91.8       96.6                   49.9      49.7
   31.6        34.2                    50.1       50.9                   90.8       94.5                   47.4      47.0
====================================================================================================================================

                                        Corporate Trust and              Investment Banking                Consolidated
     Payment Systems              Institutional Financial Services         and Brokerage                      Company
------------------------------------------------------------------------------------------------------------------------------------
                        Percent                           Percent                           Percent                         Percent
   1999        1998      Change        1999       1998     Change        1999       1998     Change        1999      1998    Change
------------------------------------------------------------------------------------------------------------------------------------



$ 115.3     $  89.4        29.0%    $  32.3    $  31.0        4.2%    $   (.8)   $   2.4          *    $1,616.7  $1,545.9       4.6%
   97.4        88.8         9.7          --         --         --          --         --         --       243.0     183.0      32.8
  281.2       282.4         (.4)      150.5      146.3        2.9       417.8      144.3          *     1,282.2   1,007.0      27.3
  138.8       147.7        (6.0)       96.8       94.1        2.9       390.2      138.5          *     1,453.7   1,224.2      18.7

   60.0        51.6                    32.2       31.8                   10.0        3.1                  449.8     437.5
-------------------                 ------------------                ------------------               ------------------
$ 100.3     $  83.7        19.8     $  53.8    $  51.4        4.7     $  16.8    $   5.1          *       752.4     708.2       6.2
===================                 ==================                ==================
                                                                                                          (11.3)    (59.1)        *
                                                                                                       ------------------
                                                                                                       $  741.1  $  649.1      14.2
                                                                                                       ==================

$ 1,245     $ 1,355        (8.1)    $    --    $    --         --     $    --    $    --         --    $ 38,184  $ 34,524      10.6

  3,995       3,970          .6          --         --         --          --         --         --      18,609    16,550      12.4
     --          --          --          --         --         --          --         --         --       2,912     3,956     (26.4)
  6,388       6,785        (5.9)        753        604       24.7       2,503      1,097          *      75,593    70,638       7.0
    137          80        71.3       1,687      1,543        9.3          --         --         --      47,801    47,356        .9
    582         587         (.9)        599        454       31.9         441        174          *       6,200     6,112       1.4
-------------------                 ------------------                ------------------               ------------------
   3.17%       2.49%                      *          *                      *          *                   2.01%     2.02%
   34.8        28.8                    18.1%      22.8%                   7.7%       5.9%                  24.5      23.4
   50.6        45.3                    44.0       44.4                   48.4       28.6                   38.9      34.6
   35.0        39.7                    53.0       53.1                   93.6       94.4                   50.1      48.0
   32.5        36.0                    49.8       50.0                   92.1       92.7                   47.6      45.2
====================================================================================================================================


U.S. Bancorp                                                                   5
segments are determined based on the products and services provided to respond effectively to the needs of a diverse customer base. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1999 certain organization and methodology changes were made and 1998 results are presented on a consistent basis.

WHOLESALE AND PRIVATE FINANCIAL SERVICES Wholesale and Private Financial Services includes lending, treasury management and other financial services to middle market, large corporate and mortgage banking companies, and private banking and personal trust clients. Operating earnings increased 4 percent in the second quarter and first six months of 1999, compared with the same periods in 1998. Net tangible return on average common equity increased to 28.4 percent compared with 26.9 percent in the second quarter of the prior year. Year-to-date profitability ratios showed similar trends.

     Net interest income increased 4 percent in the second quarter and first six months of 1999, reflecting growth in average loan and deposit balances partially offset by margin compression in both loans and deposits. Noninterest income decreased 6 percent in the second quarter and was flat in the first six months of 1999, compared to the same periods of the prior year. The efficiency ratio on a cash basis improved to 31.7 percent in the second quarter and 31.0 percent in the first six months of 1999 compared with 32.5 percent and 32.0 percent in the same periods of 1998.

RETAIL BANKING Retail Banking delivers products and services to the broad consumer market and small businesses through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Operating earnings decreased 2 percent in the second quarter and .4 percent in the first six months of 1999, compared to the same periods in 1998. Second quarter and year-to-date net tangible return on average common equity was 52.6 percent and 52.9 percent, respectively, compared with 49.0 percent and 46.2 percent in the same periods of the prior year.

     Net interest income for the second quarter and first half of 1999 increased 4 percent and 3 percent, respectively, from the same periods of 1998, due primarily to growth in home equity loans partially offset by the planned runoff of the residential mortgage loan portfolio. Noninterest expense decreased 6 percent and 3 percent in the second quarter and first half of 1999, respectively, compared to the same periods of 1998 reflecting the benefits of continued streamlining of branch operations, as well as the integration of recent business combinations. The efficiency ratio on a cash basis improved to
47.8 percent in the second quarter and 48.9 percent in the first six months of 1999, compared with 51.9 percent in both periods of 1998.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 30 percent in the second quarter and 20 percent in the first six months of 1999, compared with the same periods of 1998. Second quarter and year-to-date return on average assets was 3.53 percent and 3.17 percent, respectively, compared with 2.54 percent and 2.49 percent in the same periods of the prior year. Net tangible return on average common equity was 55.0 percent and 50.6 percent in the second quarter and first half of 1999, respectively, compared with 47.6 percent and 45.3 percent in the same periods of 1998.

     Net interest income increased 43 percent and 29 percent in the second quarter and first half of 1999, respectively, from the same periods of the prior year due to lower corporate card and purchasing card non-earning asset balances as well as higher spread rates and balances on retail card balances. Noninterest expense decreased 1 percent and 6 percent in the second quarter and first half of 1999, respectively, from the same periods in 1998 due primarily to lower servicing expense. The efficiency ratio on a cash basis improved to 31.6 percent in the second quarter and 32.5 percent in the first six months of 1999 from 34.2 percent and 36.0 percent for the same periods of the prior year.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and the former Piper Capital Management. Operating earnings increased .4 percent and 5 percent in the second quarter and first six months of 1999, respectively, compared with the same periods of 1998. Growth in investment management services in the second quarter of 1999 was partially offset by a decline in corporate trust fees as a result of fewer bond issuances attributable to market conditions.

     Net interest income increased 1 percent and 4 percent in the second quarter and first six months of 1999, respectively, from the same periods of the prior year due to growth in average deposit balances. The efficiency ratio on a cash basis improved to 50.1 percent in the second


6                                                                   U.S. Bancorp

TABLE 3   ANALYSIS OF NET INTEREST INCOME

                                                                              Three Months Ended         Six Months Ended
                                                                           ------------------------------------------------
                                                                             June 30      June 30      June 30      June 30
(Dollars In Millions)                                                           1999         1998         1999         1998
---------------------------------------------------------------------------------------------------------------------------
Net interest income, as reported .......................................    $  812.6     $  765.0     $1,595.3     $1,519.9
  Taxable-equivalent adjustment ........................................        10.7         12.9         21.4         26.0
                                                                           ------------------------------------------------
Net interest income (taxable-equivalent basis) .........................    $  823.3     $  777.9     $1,616.7     $1,545.9
                                                                           ================================================
Average yields and weighted average rates (taxable-equivalent basis):
  Earning assets yield .................................................        8.23%        8.61%        8.26%        8.64%
  Rate paid on interest-bearing liabilities ............................        4.25         4.74         4.30         4.75
                                                                           ------------------------------------------------
Gross interest margin ..................................................        3.98%        3.87%        3.96%        3.89%
                                                                           ================================================
Net interest margin ....................................................        4.86%        4.91%        4.84%        4.95%
                                                                           ================================================
Net interest margin without taxable-equivalent adjustment ..............        4.79%        4.83%        4.78%        4.86%
===========================================================================================================================

quarter and 49.8 percent in the first six months of 1999, compared with 50.9 percent and 50.0 percent in the same periods of 1998.

INVESTMENT BANKING AND BROKERAGE Investment Banking and Brokerage reflects the results of U.S. Bancorp Piper Jaffray, a full-service broker/dealer that was acquired as part of the acquisition of Piper Jaffray on May 1, 1998. Table 2 includes the amortization of intangible assets and employee retention programs (totaling $7.7 million and $16.7 million in the second quarter and first six months of 1999, respectively).

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME Second quarter net interest income on a taxable-equivalent basis was $823.3 million compared with $777.9 million in the second quarter of 1998. Year-to-date net interest income on a taxable-equivalent basis was $1.62 billion compared with $1.55 billion in the first six months of 1998. The second quarter and year-to-date average earning assets increased 7 percent from the same periods of 1998. The increase was driven by core commercial and consumer loan growth and several consumer loan portfolio purchases completed in the latter part of 1998, partially offset by reductions in securities and residential mortgages. Net interest income rose more modestly, due to the additional funding required for the Piper Jaffray acquisition and the share repurchase program, as well as an increase in wholesale funding. The net interest margin decreased from 4.91 percent and 4.95 percent in the second quarter and first six months of 1998 to 4.86 percent and 4.84 percent in the second quarter and first six months of 1999.

     Average loans for both the second quarter and first six months of 1999 were up 9 percent from the same periods of the previous year. Excluding residential mortgage loans, average loans for the second quarter and first six months of 1999 were higher by $5.9 billion (11 percent) and $5.7 billion (11 percent) than the second quarter and first half of 1998, reflecting strong growth in commercial loans and home equity and second mortgages, in addition to the several consumer loan portfolio purchases. Without the loan portfolio purchases, average home equity and second mortgages were higher than second quarter and first six months of 1998 by 9 percent and 8 percent, respectively. Average securities available-for-sale for the second quarter and first six months of 1999 decreased by $913 million and $1.1 billion, respectively, from the second quarter and first half of 1998, reflecting prepayments, maturities and sales of securities.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $126.0 million in the second quarter of 1999, up $33.0 million (35 percent) from the second quarter of 1998, reflecting the increase in net charge-offs and nonperforming assets. The provision for the first half of 1999 increased $60.0 million (33 percent) from the first half of 1998 to $243.0 million. Second quarter and year-to-date net charge-offs totaled $140.3 million and $279.9 million, respectively, up from $106.7 million and $209.9 million in the same periods of 1998. The increase in net charge-offs was due primarily to an expected increase in losses on consumer portfolios purchased in 1998 and higher consumer fraud losses. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME Second quarter 1999 noninterest income was $655.9 million, an increase of $94.8 million (17 percent), from the second quarter of 1998. Noninterest income in the first six months of 1999 was $1.28 billion, compared with $1.02 billion in the first six months of 1998. Noninterest income in the first six months of 1998 included net gains from securities available-for-sale of $12.6 million. Excluding these securities gains, year-to-date 1999 noninterest income was


U.S. Bancorp                                                                   7

TABLE 4   NONINTEREST INCOME

                                                       Three Months Ended       Six Months Ended
                                                     ---------------------------------------------
                                                       June 30     June 30     June 30     June 30
(Dollars In Millions)                                     1999        1998        1999        1998
--------------------------------------------------------------------------------------------------
Credit card fee revenue ..........................    $  148.7    $  147.6    $  275.5    $  274.4
Trust and investment management fees .............       112.2       108.0       229.4       202.9
Service charges on deposit accounts ..............       107.5        99.4       210.9       197.3
Investment products fees and commissions .........        91.6        57.5       180.2        75.7
Trading account profits and commissions ..........        50.5        28.0       102.0        35.1
Investment banking revenue .......................        60.3        29.0        96.5        29.0
Available-for-sale securities gains ..............          --          --          --        12.6
Other ............................................        85.1        91.6       187.7       192.6
                                                     ---------------------------------------------
   Total noninterest income ......................    $  655.9    $  561.1    $1,282.2    $1,019.6
==================================================================================================

$1.28 billion, an increase of $275.2 million (27 percent) from the same period of 1998.

     Credit card fee revenue was flat from the second quarter and first six months of 1998 reflecting the loss of a portion of the U.S. Government purchasing card business. Service charges on deposit accounts increased by $8.1 million (8 percent) in the second quarter of 1999, compared with the second quarter of 1998 and $13.6 million (7 percent) for the first six months of 1999, compared to the same period of a year ago, reflecting pricing enhancements and additional deposit services. Trust and investment management fees were up due to growth in the institutional and personal trust businesses and the addition of Piper Jaffray. Investment products fees and commissions, trading account profits and commissions and investment banking revenue increased, reflecting the May 1, 1998, acquisition of Piper Jaffray and overall growth in the business since second quarter of 1998.

NONINTEREST EXPENSE Second quarter 1999 noninterest expense was $752.8 million, an increase of $28.2 million (4 percent), from $724.6 million in the second quarter of 1998. Year-to-date noninterest expense was $1.47 billion, an increase of $141.4 million (11 percent), from $1.33 billion in the first half of 1998. Noninterest expense in the second quarter and first half of 1999 included nonrecurring merger-related charges of $15.0 million and $17.9 million, respectively, compared with merger-related charges of $59.5 million and $106.0 million in the second quarter and first half of 1998.

     Second quarter 1999 noninterest expense, before nonrecurring items, was $737.8 million, an increase of $72.7 million (11 percent), from $665.1 million in the second quarter of 1998. Year-to-date 1999 noninterest expense, before nonrecurring items, increased $229.5 million (19 percent) to $1.45 billion from $1.22 billion in the first half of 1998. The increase was principally due to the timing of acquisitions accounted for under the purchase method of accounting and expense increases related to the growth in investment banking activities. The banking efficiency ratio (the ratio of expenses to revenue without the impact of investment banking and brokerage activity), before nonrecurring items, was 42.4 percent and 42.9 percent for the second quarter and first six months of 1999, respectively, compared with 45.1 percent for both of the same periods of 1998.

     Since 1996, the Company has undertaken efforts to address the "Year 2000" computer problem as discussed in further detail under Corporate Risk Management. In connection with its Year 2000 project, the Company has substantially completed the evaluation, replacement, renovation, installation and testing of its internal computer hardware and software and embedded technologies. The Company incurred approximately $6.0 million of direct costs associated with its Year 2000 project during the first six months of 1999. The Company estimates that the aggregate cost of its Year 2000 project will be less than $40 million over the three-year period ending December 31, 1999, of which approximately $30.0 million has been incurred. The Company has not deferred any material information technology projects as a consequence of its Year 2000 efforts.

PROVISION FOR INCOME TAXES The provision for income taxes was $215.4 million (an effective rate of 36.5 percent) in the second quarter and $421.8 million (an effective rate of 36.3 percent) in the first six months of 1999, compared with $187.9 million (an effective rate of 37.0 percent) and $377.2 million (an effective rate of 36.8 percent) in the same periods of 1998. The increase in the provision was primarily the result of higher levels of taxable income, as discussed above.


8                                                                   U.S. Bancorp

TABLE 5   NONINTEREST EXPENSE

                                                                    Three Months Ended         Six Months Ended
                                                                 ------------------------------------------------
                                                                   June 30      June 30      June 30      June 30
(Dollars In Millions)                                                 1999         1998         1999         1998
-----------------------------------------------------------------------------------------------------------------
Salaries .....................................................    $  356.7     $  303.3     $  710.8     $  542.9
Employee benefits ............................................        53.6         58.8        123.6        112.9
                                                                 ------------------------------------------------
   Total personnel expense ...................................       410.3        362.1        834.4        655.8
Net occupancy ................................................        49.9         47.9         99.9         91.4
Furniture and equipment ......................................        39.0         39.6         77.1         75.0
Goodwill and other intangible assets .........................        36.6         36.0         74.4         69.4
Telephone ....................................................        17.4         17.0         35.4         32.5
Other personnel costs ........................................        19.8         16.8         32.5         29.9
Third party data processing ..................................        14.7         17.9         31.0         31.9
Professional services ........................................        16.6         15.3         30.6         26.6
Postage ......................................................        12.7         11.7         27.8         22.5
Advertising and marketing ....................................        12.7         17.8         27.7         33.5
Printing, stationery and supplies ............................        14.5         10.8         27.5         19.9
FDIC insurance ...............................................         2.0          2.1          4.0          4.1
Merger-related ...............................................        15.0         59.5         17.9        106.0
Other ........................................................        91.6         70.1        151.4        131.7
                                                                 ------------------------------------------------
  Total noninterest expense ..................................    $  752.8     $  724.6     $1,471.6     $1,330.2
                                                                 ================================================
Efficiency ratio* ............................................        50.9%        54.1%        50.8%        52.1%
Efficiency ratio before nonrecurring items ...................        49.9         49.7         50.1         48.0
Banking efficiency ratio before nonrecurring items** .........        42.4         45.1         42.9         45.1
Average number of full-time equivalent employees .............      26,667       26,858       26,854       25,837
=================================================================================================================

 * COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF AVAILABLE-FOR-SALE SECURITIES GAINS AND LOSSES.
** WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $60.9 billion at June 30, 1999, compared with $59.1 billion at December 31, 1998. Commercial loans totaled $39.4 billion at June 30, 1999, up $2.2 billion (6 percent) from December 31, 1998. The increase was primarily attributable to an acceleration in growth in the Company's Western region and continued growth in core commercial loans in its Central region. Total consumer loan outstandings were $21.5 billion at June 30, 1999, compared with $21.9 billion at December 31, 1998. Excluding residential mortgage loan balances, consumer loans were unchanged from December 31, 1998. This reflects an increase in home equity and second mortgage loans of $550 million (7 percent) from December 31, 1998, offset by a decrease in credit cards loans of $199 million (5 percent) and in automobile loans of $304 million (9 percent) from December 31, 1998. See Note E of the Notes to Consolidated Financial Statements for the composition of the Company's loan portfolio at June 30, 1999, and December 31, 1998.

SECURITIES At June 30, 1999, available-for-sale securities were $5.3 billion compared with $5.6 billion at December 31, 1998, reflecting prepayments, maturities and sales of securities.

DEPOSITS Noninterest-bearing deposits were $15.4 billion at June 30, 1999, compared with $16.4 billion at December 31, 1998. The decrease was primarily due to seasonality of business deposits. Interest-bearing deposits increased to $33.9 billion at June 30, 1999, compared with $33.7 billion at December 31, 1998.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased to $3.2 billion at June 30, 1999, compared with $3.4 billion at December 31, 1998.

     Long-term debt was $15.2 billion at June 30, 1999, up from $13.8 billion at December 31, 1998. The Company issued $2.2 billion of debt, with an average original maturity of 2.4 years, under its medium-term note and bank note programs during the first six months of 1999. In April, the Company issued $400 million of variable-rate Euro medium-term notes due April 13, 2004. These issuances were partially offset by $972 million of medium-term and bank note maturities and $78 million of Federal Home Loan Bank advance maturities. Also, in May 1999, the Company called its $107 million subordinated floating-rate notes due November 2010.

CORPORATE RISK MANAGEMENT

CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit


U.S. Bancorp                                                                   9

TABLE 6   NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                              Three Months Ended      Six Months Ended
                                            --------------------------------------------
                                             June 30     June 30     June 30     June 30
                                                1999        1998        1999        1998
----------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .............................       .48%        .30%        .44%        .28%
  Real estate:
   Commercial mortgage ...................      (.11)       (.10)       (.09)       (.10)
   Construction ..........................       .01         .06         .02         .18
                                            --------------------------------------------
   Total commercial ......................       .31         .19         .28         .18

CONSUMER:
  Credit card ............................      4.69        4.84        4.88        4.52
  Other ..................................      1.73        1.29        1.76        1.38
                                            --------------------------------------------
   Subtotal ..............................      2.36        2.13        2.43        2.13
  Residential mortgage ...................       .09         .17         .10         .21
                                            --------------------------------------------
   Total consumer ........................      2.06        1.77        2.12        1.76
                                            --------------------------------------------
     Total ...............................       .93%        .77%        .95%        .77%
========================================================================================

policies, and standard underwriting criteria for specialized lending categories, such as mortgage banking, real estate construction, and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. The Company's commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions. In the Company's retail banking operations, a standard credit scoring system is used to assess consumer credit risks and to price consumer products accordingly.

     In evaluating its credit risk, the Company considers changes in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, assessments of a specific customer's Year 2000 readiness, the level of allowance coverage and macroeconomic factors. Approximately 45 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon and Washington.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $140.3 million and $279.9 million in the second quarter and first six months of 1999, respectively, compared with $106.7 million and $209.9 million in the same periods of 1998. Commercial loan net charge-offs were $29.9 million and $53.8 in the second quarter and first half of 1999, respectively, compared with $16.7 million and $30.8 million in the same periods of 1998. Consumer loan net charge-offs for the quarter and year-to-date were $110.4 million and $226.1 million, respectively, compared with $90.0 million and $179.1 million for the same periods of 1998. The increases in consumer loan net charge-offs from the prior year reflect higher credit card and overdraft fraud losses in addition to expected losses associated with consumer portfolio purchases, partially offset by a decrease in losses in the base portfolio. Consumer loans 30 days or more past due decreased to 2.24 percent of the portfolio at June 30, 1999, compared with 2.39 percent at December 31, 1998, reflecting expected improvement in the delinquencies of purchased portfolios and seasonal declines in credit card delinquencies. The ratio of total net charge-offs to average loans was .93 percent and .95 percent in the second quarter and first half of 1999, respectively, compared with .77 in both of the same periods in 1998.

     The allowance for credit losses declined slightly to $968.2 million at June 30, 1999, from $1,000.9 million at December 31, 1998. As a percentage of nonperforming assets, the allowance was 302 percent at June 30, 1999, and March 31, 1999, compared to 329 percent at December 31, 1998.

NONPERFORMING ASSETS Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At June 30, 1999, nonperforming assets totaled $320.2 million, an increase of $15.9 million (5 percent) from December 31, 1998. The increase in nonperforming assets from the fourth quarter of 1998 was primarily due to continued stress in agricultural sectors given current commodity market prices. The ratio of nonperforming assets to loans and other real estate was .53 percent at June 30, 1999, compared with .51 percent at


10                                                                  U.S. Bancorp

TABLE 7   SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                     Three Months Ended            Six Months Ended
                                                 -----------------------------------------------------
                                                   June 30        June 30        June 30       June 30
(Dollars in Millions)                                 1999           1998           1999          1998
------------------------------------------------------------------------------------------------------
Balance at beginning of period ..............     $  982.5       $  995.5       $1,000.9      $1,008.7

CHARGE-OFFS:
  Commercial:
   Commercial ...............................         49.9           32.6           93.4          59.9
   Real estate:
     Commercial mortgage ....................           .3             .2             .6           4.5
     Construction ...........................           .2             .9             .4           2.9
                                                 -----------------------------------------------------
     Total commercial .......................         50.4           33.7           94.4          67.3
  Consumer:
   Credit card ..............................         51.3           52.2          106.4          99.1
   Other ....................................         80.9           51.1          162.1         109.0
                                                 -----------------------------------------------------
     Subtotal ...............................        132.2          103.3          268.5         208.1
   Residential mortgage .....................           .8            2.0            1.8           4.8
                                                 -----------------------------------------------------
     Total consumer .........................        133.0          105.3          270.3         212.9
                                                 -----------------------------------------------------
      Total .................................        183.4          139.0          364.7         280.2

RECOVERIES:
  Commercial:
   Commercial ...............................         17.7           14.2           36.1          27.3
   Real estate:
     Commercial mortgage ....................          2.7            2.3            4.4           8.5
     Construction ...........................           .1             .5             .1            .7
                                                 -----------------------------------------------------
     Total commercial .......................         20.5           17.0           40.6          36.5
  Consumer:
   Credit card ..............................          4.7            4.6            9.5          10.3
   Other ....................................         17.7           10.3           34.3          22.8
                                                 -----------------------------------------------------
     Subtotal ...............................         22.4           14.9           43.8          33.1
   Residential mortgage .....................           .2             .4             .4            .7
                                                 -----------------------------------------------------
     Total consumer .........................         22.6           15.3           44.2          33.8
                                                 -----------------------------------------------------
      Total .................................         43.1           32.3           84.8          70.3

NET CHARGE-OFFS:
  Commercial:
   Commercial ...............................         32.2           18.4           57.3          32.6
   Real estate:
     Commercial mortgage ....................         (2.4)          (2.1)          (3.8)         (4.0)
     Construction ...........................           .1             .4             .3           2.2
                                                 -----------------------------------------------------
     Total commercial .......................         29.9           16.7           53.8          30.8
  Consumer:
   Credit card ..............................         46.6           47.6           96.9          88.8
   Other ....................................         63.2           40.8          127.8          86.2
                                                 -----------------------------------------------------
     Subtotal ...............................        109.8           88.4          224.7         175.0
   Residential mortgage .....................           .6            1.6            1.4           4.1
                                                 -----------------------------------------------------
     Total consumer .........................        110.4           90.0          226.1         179.1
                                                 -----------------------------------------------------
      Total .................................        140.3          106.7          279.9         209.9
Provision charged to operating expense ......        126.0           93.0          243.0         183.0
Additions related to acquisitions ...........           --             --            4.2            --
                                                 -----------------------------------------------------
Balance at end of period ....................     $  968.2       $  981.8       $  968.2      $  981.8
                                                 =====================================================
Allowance as a percentage of:
  Period-end loans ..........................         1.59%          1.76%
  Nonperforming loans .......................          327            359
  Nonperforming assets ......................          302            327
  Annualized net charge-offs ................          172            229
======================================================================================================


U.S. Bancorp                                                                  11

TABLE 8   NONPERFORMING ASSETS*

                                                                         June 30   December 31
(Dollars In Millions)                                                       1999          1998
----------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial ......................................................      $ 184.2       $ 165.7
  Real estate:
   Commercial mortgage ............................................         37.4          35.5
   Construction ...................................................         30.9          17.2
                                                                        ----------------------
   Total commercial ...............................................        252.5         218.4

CONSUMER:
  Other ...........................................................         13.7          13.9
  Residential mortgage ............................................         30.0          46.6
                                                                        ----------------------
   Total consumer .................................................         43.7          60.5
                                                                        ----------------------
      Total nonperforming loans ...................................        296.2         278.9
OTHER REAL ESTATE .................................................         14.2          14.3
OTHER NONPERFORMING ASSETS ........................................          9.8          11.1
                                                                        ----------------------
      Total nonperforming assets ..................................      $ 320.2       $ 304.3
                                                                        ======================
Accruing loans 90 days or more past due** .........................      $ 100.6       $ 106.8
Nonperforming loans to total loans ................................          .49%          .47%
Nonperforming assets to total loans plus other real estate ........          .53           .51
==============================================================================================

 * THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.
** THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
   INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.

December 31, 1998. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .65 percent at June 30, 1999, compared with .75 percent at December 31, 1998. This reflects expected improvements related to purchased portfolios and seasonality.

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

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 24 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities and forecasted loan and deposit growth. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent, as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to 1.5 percent of forecasted net interest income given a 1 percent change in interest rates. At June 30, 1999, forecasted net interest income for the next 12 months would decrease $17.0 million from an immediate 100 basis point upward parallel shift in rates and increase $12.0 million from a downward shift of similar magnitude.

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of 1 percent, 2 percent and 3 percent rate shocks on the present value of substantially all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to limits, approved by the Company's Board of Directors, of .5 percent of assets for


12                                                                  U.S. Bancorp

TABLE 9   DELINQUENT LOAN RATIOS*

                                                                       June 30  December 31
90 days or more past due                                                  1999        1998
------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial ......................................................        .68%        .65%
  Real estate:
   Commercial mortgage ............................................        .47         .44
   Construction ...................................................        .85         .56
                                                                      --------------------
   Total commercial ...............................................        .65         .60

CONSUMER:
  Credit card .....................................................        .74         .74
  Other ...........................................................        .50         .51
                                                                      --------------------
   Subtotal .......................................................        .55         .56
  Residential mortgage ............................................       1.31        1.86
                                                                      --------------------
   Total consumer .................................................        .65         .75
                                                                      --------------------
     Total ........................................................        .65%        .65%
==========================================================================================

* RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING LOAN BALANCES.

an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest rate risk and has established a limit, approved by the Company's Board of Directors, for the two- to three-year gap position of 5 percent of assets.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions (primarily interest rate swaps), investing in fixed-rate assets or issuing variable-rate liabilities. To a lesser degree, the Company also uses interest rate caps and floors to hedge this risk.

     In the second quarter and first six months of 1999, the Company added $1.6 billion and $2.2 billion, respectively, of interest rate swaps to reduce its interest rate risk. This increase was partially offset by $1.2 billion of interest rate swap maturities and $785 million in swap terminations in the first six months of 1999. Interest rate swap agreements involve the exchange of fixed and floating-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of June 30, 1999, the Company received payments on $7.5 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed- rate received of 6.10 percent and a weighted average variable-rate paid of 5.00 percent. The remaining maturity of these agreements ranged from 1 month to 15 years with an average remaining maturity of 4.4 years. Swaps increased net interest income for the quarters ended June 30, 1999, and 1998 by $19.7 million and $8.5 million, respectively, and the six months ended June 30, 1999, and 1998 by $37.1 million and $16.1 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Counterparties to these interest rate cap agreements pay the Company when specified rates rise above a specified point or strike level. The payment is based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at June 30, 1999. To hedge against falling interest rates, the Company uses interest rate floors. Counterparties to interest rate floor agreements pay the Company when specified rates fall below the strike level. Like caps, the payment is based on the notional amount and the difference in current rates and strike rates. The total notional amount of floor agreements purchased as of June 30, 1999, all of which were LIBOR-indexed, was $500 million. The impact of floors on net interest income was not material for the six months ended June 30, 1999, and 1998.

MARKET RISK MANAGEMENT ALCO uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate


U.S. Bancorp                                                                  13

TABLE 10 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At June 30, 1999 (Dollars in Millions)
--------------------------------------------------------------------------------------------------
                                                                          Weighted        Weighted
                                                                           Average         Average
Receive Fixed Swaps*                                      Notional   Interest Rate   Interest Rate
Maturity Date                                               Amount        Received            Paid
--------------------------------------------------------------------------------------------------
1999 (remaining six months) ............................    $  982            6.04%           5.00%
2000 ...................................................       135            5.99            5.00
2001 ...................................................       872            5.90            5.00
2002 ...................................................     1,140            5.86            5.00
2003 ...................................................       945            5.95            5.00
After 2003 .............................................     3,465            6.30            5.01
                                                          --------
Total ..................................................    $7,539            6.10%           5.00%
==================================================================================================

* AT JUNE 30, 1999, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT REQUIRED IT TO PAY FIXED-RATE INTEREST.

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

     Evaluation, replacement, renovation, installation and testing of the Company's internal computer hardware and software (including software to be remediated by vendors) and embedded technologies have been substantially completed, in accordance with bank regulatory guidelines, allowing time for necessary refinements and additional testing before December 31, 1999. On July 1, 1999, the Company announced that it had successfully completed the final regulatory testing requirements for its critical internal systems.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures the Company has undertaken, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparties, clearing houses, utilities (e.g., power, telecommunication, transportation), governmental agencies (including the Federal Reserve, which provides services for processing and settling payments and securities transactions between banks) and other entities with which the Company does business. The Company is communicating with these parties to monitor their efforts in addressing the Year 2000 issue and to evaluate and work to minimize any likely impact on the Company. For example, the Company is conducting ongoing Year 2000 surveys and evaluations of its corporate and middle market borrowing customers and of other significant funds takers, funds providers and capital market/asset management counterparties, and has implemented in its lending units uniform criteria for identifying, managing and underwriting Year 2000 credit risk. The Company continues to review its fiduciary activities for Year 2000 risk related to marketable securities, special assets and counterparties. Necessary testing with critical service providers was substantially completed as of June 30, 1999. Prioritized testing with certain large customers will continue throughout the remainder of the year. In addition, the Company has


14                                                                  U.S. Bancorp

TABLE 11  CAPITAL RATIOS

                                                                June 30   December 31
(Dollars in Millions)                                              1999          1998
-------------------------------------------------------------------------------------
Tangible common equity* ..................................      $ 4,772       $ 4,465
  As a percent of assets .................................          6.3%          6.0%

Tier 1 capital ...........................................      $ 5,239       $ 4,917
  As a percent of risk-adjusted assets ...................          6.6%          6.4%

Total risk-based capital .................................      $ 8,828       $ 8,343
  As a percent of risk-adjusted assets ...................         11.1%         10.9%
Leverage ratio ...........................................          7.1           6.8
=====================================================================================

* DEFINED AS COMMON EQUITY LESS GOODWILL.

successfully participated in tests organized by major industry and governmental organizations, including tests sponsored by the Federal Reserve, the National Automated Clearing House Association and the Securities and Exchange Commission.

     Based on the Company's Year 2000 efforts, management presently believes that the Year 2000 issue will not result in significant operational problems for the Company. In addition, the Company's Year 2000 project has contingency plans designed to mitigate the potential effects of system failures in the event of foreseeable worst case scenarios. These contingency plans, which were substantially completed as of June 30, 1999, in accordance with bank regulatory guidelines, include back-up solutions for mission-critical operations and business continuation plans for significant vendors and other business partners. For example, the Company has arranged for reserve power supplies for certain vital locations, and will have available back-up account data and alternative manual processes for certain business line functions. The Company also has developed a liquidity management plan to address potential increased funding needs that may arise as the millennium approaches, for example, if Year 2000 concerns cause consumers to make significant withdrawals of deposits. Notwithstanding the Company's efforts and such contingency plans, however, given the unprecedented nature of the Year 2000 computer problem, there can be no assurance that Year 2000 issues will not arise, or that any such issues will be fully mitigated. Further, the Year 2000 efforts of third parties are not within the Company's control, and their failure to remediate Year 2000 issues successfully could result in, among other things, business disruption, operational problems, financial loss, increased credit and liquidity risk and legal liability for the Company.

     The discussions regarding Year 2000 in this Form 10-Q, including the discussions of the timing and effectiveness of implementation and cost of the Company's Year 2000 project, contain forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the failure of third parties with which the Company does business to remedy their own Year 2000 issues and the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in business disruption, operational problems, financial loss, increased credit and liquidity risk, legal liability and similar adverse effects on the Company, which effects could be material.

CAPITAL MANAGEMENT At June 30, 1999, total tangible common equity was $4.8 billion, or 6.3 percent of assets, compared with 6.0 percent at December 31, 1998. Tier 1 and total risk-based capital ratios were 6.6 percent and 11.1 percent at June 30, 1999, compared with 6.4 percent and 10.9 percent at December 31, 1998. The June 30, 1999, leverage ratio was 7.1 percent, compared with 6.8 percent at December 31, 1998.

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under this program, the Company has repurchased 29.0 million shares for $1.1 billion, including 4.4 million shares for $147.7 million in the first six months of 1999.


U.S. Bancorp                                                                  15

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the recent issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with early adoption permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.


16                                                                  U.S. Bancorp

                           CONSOLIDATED BALANCE SHEET

                                                                                                 June 30    December 31
(Dollars in Millions)                                                                               1999           1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS

Cash and due from banks ..................................................................      $  3,748       $  4,772
Federal funds sold .......................................................................           139             83
Securities purchased under agreements to resell ..........................................           381            461
Trading account securities ...............................................................           639            537
Available-for-sale securities ............................................................         5,313          5,577
Loans ....................................................................................        60,896         59,122
  Less allowance for credit losses .......................................................           968          1,001
                                                                                             --------------------------
  Net loans ..............................................................................        59,928         58,121
Premises and equipment ...................................................................           856            879
Interest receivable ......................................................................           438            456
Customers' liability on acceptances ......................................................           156            166
Goodwill and other intangible assets .....................................................         2,058          1,975
Other assets .............................................................................         3,734          3,411
                                                                                             --------------------------
   Total assets ..........................................................................      $ 77,390       $ 76,438
                                                                                             ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing ....................................................................      $ 15,394       $ 16,377
  Interest-bearing .......................................................................        33,873         33,657
                                                                                             --------------------------
   Total deposits ........................................................................        49,267         50,034
Federal funds purchased ..................................................................           868          1,255
Securities sold under agreements to repurchase ...........................................         1,180          1,427
Other short-term funds borrowed ..........................................................         1,154            683
Long-term debt ...........................................................................        15,227         13,781
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ................           950            950
Acceptances outstanding ..................................................................           156            166
Other liabilities ........................................................................         2,280          2,172
                                                                                             --------------------------
   Total liabilities .....................................................................        71,082         70,468
Shareholders' equity:
  Common stock, par value $1.25 a share - authorized 1,500,000,000 shares;
   issued: 6/30/99 and 12/31/98 - 744,797,857 shares .....................................           931            931
  Capital surplus ........................................................................         1,203          1,247
  Retained earnings ......................................................................         4,913          4,456
  Accumulated other comprehensive income .................................................            (2)            72
  Less cost of common stock in treasury: 6/30/99 - 19,775,013 shares; 12/31/98 -
   19,036,139 shares .....................................................................          (737)          (736)
                                                                                             --------------------------
   Total shareholders' equity ............................................................         6,308          5,970
                                                                                             --------------------------
   Total liabilities and shareholders' equity ............................................      $ 77,390       $ 76,438
=======================================================================================================================


U.S. Bancorp                                                                  17

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                       Three Months Ended      Six Months Ended
                                                                                   ----------------------------------------------
(Dollars in Millions, Except Per Share Data)                                          June 30     June 30     June 30     June 30
(Unaudited)                                                                              1999        1998        1999        1998
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans ............................................................................  $ 1,272.2   $ 1,225.6   $ 2,510.7   $ 2,429.8
Securities:
  Taxable ........................................................................       59.8        78.2       124.4       164.0
  Exempt from federal income taxes ...............................................       14.3        15.6        29.0        31.7
Other interest income ............................................................       38.6        30.2        72.8        49.2
                                                                                   ----------------------------------------------
   Total interest income .........................................................    1,384.9     1,349.6     2,736.9     2,674.7

INTEREST EXPENSE
Deposits .........................................................................      308.8       352.2       620.4       707.3
Federal funds purchased and repurchase agreements ................................       43.6        41.8        83.0        75.4
Other short-term funds borrowed ..................................................       12.1        14.3        25.0        27.1
Long-term debt ...................................................................      188.4       157.8       374.5       314.2
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ........       19.4        18.5        38.7        30.8
                                                                                   ----------------------------------------------
   Total interest expense ........................................................      572.3       584.6     1,141.6     1,154.8
                                                                                   ----------------------------------------------
Net interest income ..............................................................      812.6       765.0     1,595.3     1,519.9
Provision for credit losses ......................................................      126.0        93.0       243.0       183.0
                                                                                   ----------------------------------------------
Net interest income after provision for credit losses ............................      686.6       672.0     1,352.3     1,336.9

NONINTEREST INCOME
Credit card fee revenue ..........................................................      148.7       147.6       275.5       274.4
Trust and investment management fees .............................................      112.2       108.0       229.4       202.9
Service charges on deposit accounts ..............................................      107.5        99.4       210.9       197.3
Investment products fees and commissions .........................................       91.6        57.5       180.2        75.7
Trading account profits and commissions ..........................................       50.5        28.0       102.0        35.1
Investment banking revenue .......................................................       60.3        29.0        96.5        29.0
Available-for-sale securities gains ..............................................         --          --          --        12.6
Other ............................................................................       85.1        91.6       187.7       192.6
                                                                                   ----------------------------------------------
   Total noninterest income ......................................................      655.9       561.1     1,282.2     1,019.6

NONINTEREST EXPENSE
Salaries .........................................................................      356.7       303.3       710.8       542.9
Employee benefits ................................................................       53.6        58.8       123.6       112.9
Net occupancy ....................................................................       49.9        47.9        99.9        91.4
Furniture and equipment ..........................................................       39.0        39.6        77.1        75.0
Goodwill and other intangible assets .............................................       36.6        36.0        74.4        69.4
Merger-related ...................................................................       15.0        59.5        17.9       106.0
Other ............................................................................      202.0       179.5       367.9       332.6
                                                                                   ----------------------------------------------
   Total noninterest expense .....................................................      752.8       724.6     1,471.6     1,330.2
                                                                                   ----------------------------------------------
Income before income taxes .......................................................      589.7       508.5     1,162.9     1,026.3
Applicable income taxes ..........................................................      215.4       187.9       421.8       377.2
                                                                                   ----------------------------------------------
Net income .......................................................................  $   374.3   $   320.6   $   741.1   $   649.1
                                                                                   ==============================================
Earnings per share ...............................................................  $     .52   $     .43   $    1.03   $     .88
Diluted earnings per share .......................................................  $     .51   $     .43   $    1.02   $     .86
=================================================================================================================================


18                                                                  U.S. Bancorp

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                        Other
                                                                                                      Compre-
(Dollars in Millions)                              Common Shares     Common    Capital   Retained     hensive   Treasury
(Unaudited)                                         Outstanding*      Stock    Surplus   Earnings      Income    Stock**      Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997 ........................   739,933,014   $  924.9   $1,261.1   $3,644.8    $   59.3   $     --   $5,890.1
Common dividends declared ........................                                         (260.1)                           (260.1)
Purchase of treasury stock .......................    (6,654,765)                                                 (276.4)    (276.4)
Issuance of common stock:
  Dividend reinvestment ..........................       253,759         .3        9.7                                         10.0
  Stock option and stock
   purchase plans ................................     6,189,912        5.8       87.3                              22.3      115.4
                                                   --------------------------------------------------------------------------------
                                                     739,721,920      931.0    1,358.1    3,384.7        59.3     (254.1)   5,479.0
Comprehensive income
Net income .......................................                                          649.1                             649.1
Other comprehensive income:
  Unrealized gain on securities of $10.0 (net of
   $5.8 tax expense) net of reclassification
   adjustment for gains included in net income
   of $11.1 (net of $6.4 tax expense) ............                                                       (1.1)                 (1.1)
                                                                                                                           --------
     Total comprehensive income ..................                                                                            648.0
                                                   --------------------------------------------------------------------------------
BALANCE JUNE 30, 1998 ............................   739,721,920   $  931.0   $1,358.1   $4,033.8    $   58.2   $ (254.1)  $6,127.0
===================================================================================================================================
BALANCE DECEMBER 31, 1998 ........................   725,761,718   $  931.0   $1,247.2   $4,455.8    $   71.8   $ (735.8)  $5,970.0
Common dividends declared ........................                                         (283.6)                           (283.6)
Purchase of treasury stock .......................    (4,417,940)                                                 (147.7)    (147.7)
Issuance of common stock:
  Acquisitions ...................................     1,027,276                  (3.6)                             40.0       36.4
  Dividend reinvestment ..........................       351,915                  (1.5)                             13.4       11.9
  Stock option and stock
   purchase plans ................................     2,299,875                 (39.3)                             92.6       53.3
                                                   --------------------------------------------------------------------------------
                                                     725,022,844      931.0    1,202.8    4,172.2        71.8     (737.5)   5,640.3
Comprehensive income
Net income .......................................                                          741.1                             741.1
Other comprehensive income:
  Unrealized loss on securities of $118.7 (net of
   $45.1 tax benefit) ............................                                                      (73.6)                (73.6)
                                                                                                                           --------
     Total comprehensive income ..................                                                                            667.5
                                                   --------------------------------------------------------------------------------
BALANCE JUNE 30, 1999 ............................   725,022,844   $  931.0   $1,202.8   $4,913.3    $   (1.8)  $ (737.5)  $6,307.8
===================================================================================================================================

 * DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY.
** ENDING TREASURY SHARES WERE 19,775,013 AT JUNE 30, 1999; 19,036,139 AT
   DECEMBER 31, 1998; AND 5,067,544 AT JUNE 30, 1998.


U.S. Bancorp                                                                  19

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Six Months Ended
                                                                                               -------------------------
(Dollars in Millions)                                                                             June 30        June 30
(Unaudited)                                                                                          1999           1998
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net cash provided by operating activities ...............................................     $ 1,233.2      $   745.0
                                                                                               -------------------------
INVESTING ACTIVITIES
Net cash provided (used) by:
  Interest-bearing deposits with banks ....................................................           2.2           (4.9)
  Loans outstanding .......................................................................      (1,960.4)      (1,132.6)
  Securities purchased under agreements to resell .........................................          79.6           90.6
Available-for-sale securities:
  Sales ...................................................................................          93.9          169.2
  Maturities ..............................................................................         868.3          823.4
  Purchases ...............................................................................        (830.1)         (49.5)
Proceeds from sales of other real estate ..................................................          18.2           25.5
Net purchases of bank premises and equipment ..............................................         (45.0)         (65.8)
Purchases of loans ........................................................................        (127.7)        (144.7)
Acquisitions, net of cash received ........................................................        (156.4)        (685.2)
Cash and cash equivalents of acquired subsidiaries ........................................           3.6             --
Other - net ...............................................................................        (325.3)        (117.6)
                                                                                               -------------------------
  Net cash used by investing activities ...................................................      (2,379.1)      (1,091.6)
                                                                                               -------------------------
FINANCING ACTIVITIES
Net cash (used) provided by:
  Deposits ................................................................................        (730.9)         279.4
  Federal funds purchased and securities sold under agreements to repurchase ..............        (634.4)        (351.2)
  Short-term borrowings ...................................................................         463.7         (108.1)
Proceeds from long-term debt ..............................................................       2,613.0        2,443.0
Principal payments on long-term debt ......................................................      (1,167.3)      (1,377.2)
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely the junior subordinated debentures of the parent company ..........            --          350.0
Proceeds from dividend reinvestment, stock option, and stock purchase plans ...............          65.2          125.4
Repurchase of common stock ................................................................        (147.7)        (276.4)
Cash dividends ............................................................................        (283.6)        (260.1)
                                                                                               -------------------------
  Net cash provided by financing activities ...............................................         178.0          824.8
                                                                                               -------------------------
  Change in cash and cash equivalents .....................................................        (967.9)         478.2
Cash and cash equivalents at beginning of period ..........................................       4,855.3        4,801.0
                                                                                               -------------------------
 Cash and cash equivalents at end of period ...............................................     $ 3,887.4      $ 5,279.2
========================================================================================================================


20                                                                  U.S. Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE A   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required under generally accepted accounting principles. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 2 "Line of Business Financial Performance" on pages 4 through 7 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE B   ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the recent issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with early adoption permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

NOTE C   BUSINESS COMBINATIONS AND DIVESTITURES

WESTERN BANCORP On May 19, 1999, the Company announced an agreement to acquire Newport Beach- based Western Bancorp. With $2.5 billion in assets at March 31, 1999, Western Bancorp has 31 branches in southern California in Los Angeles, Orange and San Diego counties. The acquisition, which is pending regulatory approval, will be accounted for as a purchase and is expected to close during the fourth quarter of 1999.

BANK OF COMMERCE On July 15, 1999, the Company completed its acquisition of San Diego-based Bank of Commerce. With $616 million in assets at March 31, 1999, Bank of Commerce operates 10 full-service branches and 23 SBA loan production offices. The transaction was accounted for as a purchase acquisition.

OTHER ACQUISITIONS AND DIVESTITURES On May 14, 1999, the Company announced agreements to sell all 20 U.S. Bank branches in Kansas and eight branches in Iowa. These divestitures will reduce the Company's total deposits by less than 1 percent. The sales are expected to be completed in the third quarter of 1999.

     On June 30, 1999, the Company announced an agreement to acquire the Investment Banking division of The John Nuveen Company, based in Chicago. The division, which focuses on fixed income investment banking, will become part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division. On August 4, 1999, the Company announced an agreement to acquire Voyager Fleet Systems, Inc.

     On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business, which operates


U.S. Bancorp                                                                  21
offices in Georgia, Florida, and Tennessee. On January 4, 1999, the Company completed its acquisition of Libra Investments, Inc., a privately held Los Angeles- and New York-based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. Effective December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. In May 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm. These transactions were accounted for as purchase acquisitions.

NOTE D   SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                                June 30, 1999          December 31, 1998
                                           ------------------------------------------------
                                           Amortized         Fair    Amortized         Fair
(Dollars in Millions)                           Cost        Value         Cost        Value
-------------------------------------------------------------------------------------------
U.S. Treasury ..........................     $   389      $   388      $   489      $   500
Mortgage-backed ........................       3,263        3,234        3,395        3,438
Other U.S. agencies ....................         221          226          252          259
State and political ....................       1,132        1,148        1,219        1,255
Other ..................................         311          317          106          125
                                           ------------------------------------------------
 Total .................................     $ 5,316      $ 5,313      $ 5,461      $ 5,577
===========================================================================================

NOTE E   LOANS

The composition of the loan portfolio was as follows:

                                                                       June 30  December 31
(Dollars in Millions)                                                     1999         1998
-------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial ....................................................      $27,375      $25,974
  Real estate:
   Commercial mortgage ..........................................        8,384        8,193
   Construction .................................................        3,656        3,069
                                                                      ---------------------
     Total commercial ...........................................       39,415       37,236
                                                                      ---------------------
CONSUMER:
  Home equity and second mortgage ...............................        7,959        7,409
  Credit card ...................................................        4,022        4,221
  Automobile ....................................................        3,109        3,413
  Revolving credit ..............................................        1,762        1,686
  Installment ...................................................        1,037        1,168
  Student* ......................................................          854          829
                                                                      ---------------------
   Subtotal .....................................................       18,743       18,726
  Residential mortgage ..........................................        2,722        3,124
  Residential mortgage held for sale ............................           16           36
                                                                      ---------------------
     Total consumer .............................................       21,481       21,886
                                                                      ---------------------
       Total loans ..............................................      $60,896      $59,122
===========================================================================================

* ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS.

     At June 30, 1999, the Company had $253 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended June 30, 1999, the average recorded investment in impaired loans was approximately $247 million. No interest income was recognized on impaired loans during the quarter.


22                                                                  U.S. Bancorp

NOTE F   LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                         June 30  December 31
(Dollars in Millions)                                                                       1999         1998
-------------------------------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70 to 8.35%) -- maturities to June 2026 ..........      $ 2,850      $ 2,850
Step-up subordinated notes -- due August 15, 2005 .................................          100          100
Floating-rate notes -- due November 15, 1999 ......................................          200          200
Floating-rate notes -- due February 27, 2000 ......................................          250          250
Floating-rate subordinated notes -- due November 30, 2010 .........................           --          107
Federal Home Loan Bank advances (4.82% to 9.11%) -- maturities to October 2026 ....        2,108        2,187
Medium-term notes (4.87% to 6.93%) -- maturities to June 2004 .....................        2,340        1,675
Bank notes (4.85% to 6.38%) -- maturities to November 2005 ........................        6,784        6,209
Euro medium-term notes -- due April 13, 2004 ......................................          400           --
Other .............................................................................          195          203
                                                                                        ---------------------
 Total ............................................................................      $15,227      $13,781
=============================================================================================================

     In May 1999, the Company called $107 million of its floating-rate subordinated notes due November 30, 2010, in accordance with its call provisions.

     In April, the Company issued $400 million variable-rate Euro medium-term notes due April 13, 2004. The interest rate for each quarterly period is three month LIBOR plus .15 percent. The initial coupon rate was 5.15 percent.

NOTE G   SHAREHOLDERS' EQUITY

On January 4, 1999, in conjunction with an acquisition, the Company issued 1,027,276 shares of common stock with an aggregate value of $36.4 million.

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under this program, the Company has repurchased 29.0 million shares for $1.1 billion, including 4.4 million shares for $147.7 million for the six months ended June 30, 1999.

NOTE H   EARNINGS PER SHARE

The components of earnings per share were:

                                                                                Three Months Ended             Six Months Ended
                                                                         ---------------------------------------------------------
                                                                              June 30        June 30        June 30        June 30
(Dollars in Millions, Except Per Share Data)                                     1999           1998           1999           1998
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Net income to common stockholders .....................................   $     374.3    $     320.6    $     741.1    $     649.1
                                                                         =========================================================
Average shares outstanding ............................................   723,239,415    739,630,613    722,940,060    739,171,968
                                                                         =========================================================
Earnings per share ....................................................   $       .52    $       .43    $      1.03    $       .88
                                                                         =========================================================
DILUTED EARNINGS PER SHARE:
Net income to common stockholders .....................................   $     374.3    $     320.6    $     741.1    $     649.1
                                                                         =========================================================
Average shares outstanding ............................................   723,239,415    739,630,613    722,940,060    739,171,968
Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury stock method using
 average market price .................................................     6,024,282     12,779,512      5,892,992     12,877,294
                                                                         ---------------------------------------------------------
Dilutive common shares outstanding ....................................   729,263,697    752,410,125    728,833,052    752,049,262
                                                                         =========================================================
Diluted earnings per share ............................................   $       .51    $       .43    $      1.02    $       .86
==================================================================================================================================


U.S. Bancorp                                                                  23

NOTE I   INCOME TAXES

The components of income tax expense were:

                                                                                Three Months Ended       Six Months Ended
                                                                              ---------------------------------------------
                                                                               June 30     June 30      June 30     June 30
(Dollars in Millions)                                                             1999        1998         1999        1998
---------------------------------------------------------------------------------------------------------------------------
FEDERAL:
Current tax ..............................................................     $ 160.3     $ 130.9      $ 314.5     $ 298.0
Deferred tax provision ...................................................        20.3        30.1         38.2        26.6
                                                                              ---------------------------------------------
  Federal income tax .....................................................       180.6       161.0        352.7       324.6
STATE:
Current tax ..............................................................        30.9        30.5         61.5        50.5
Deferred tax provision (credit) ..........................................         3.9        (3.6)         7.6         2.1
                                                                              ---------------------------------------------
  State income tax .......................................................        34.8        26.9         69.1        52.6
                                                                              ---------------------------------------------
   Total income tax provision ............................................     $ 215.4     $ 187.9      $ 421.8     $ 377.2
===========================================================================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                              Three Months Ended         Six Months Ended
                                                                            -----------------------------------------------
                                                                             June 30      June 30      June 30      June 30
(Dollars in Millions)                                                           1999         1998         1999         1998
---------------------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%) ............................................     $ 206.4      $ 178.0      $ 407.0      $ 359.2
State income tax, at statutory rates, net of federal tax benefit .......        22.6         17.5         44.9         34.2
Tax effect of:
  Tax-exempt interest:
   Loans ...............................................................        (2.3)        (3.3)        (4.6)        (6.2)
   Securities ..........................................................        (5.7)        (5.7)       (11.4)       (11.4)
  Amortization of nondeductible goodwill ...............................         9.2          8.0         18.8         14.7
  Tax credits and other items ..........................................       (14.8)        (6.6)       (32.9)       (13.3)
                                                                            -----------------------------------------------
Applicable income taxes ................................................     $ 215.4      $ 187.9      $ 421.8      $ 377.2
===========================================================================================================================

     The Company's net deferred tax asset was $151.1 million at June 30, 1999, and $261.3 million at December 31, 1998.

NOTE J   MERGER AND INTEGRATION CHARGES

During 1999, the Company recorded $17.9 million of nonrecurring expense related to the integration of the Company's various acquisitions. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                                                      Six Months Ended
(Dollars in Millions)                                                    June 30, 1999
--------------------------------------------------------------------------------------
Balance at December 31, 1998 ............................................     $  126.7
Provision charged to operating expense ..................................         17.9
Cash outlays ............................................................        (38.2)
Transfer to tax liabilities* ............................................        (33.8)
Additions related to purchase acquisitions ..............................          2.4
Noncash writedowns ......................................................        (10.0)
                                                                           -----------
Balance at June 30, 1999 ................................................     $   65.0
======================================================================================

* THE LIABILITY RELATES TO CERTAIN SEVERANCE RELATED ITEMS.

The components of the merger and integration accrual were as follows:

(Dollars in Millions)                               June 30, 1999   December 31, 1998
-------------------------------------------------------------------------------------
Severance ...........................................     $  36.9             $  98.1
Other employee related costs ........................         4.8                 7.2
Lease terminations and
 facility costs .....................................        11.9                 7.4
Contracts and system writeoffs.......................        10.0                10.4
Other ...............................................         1.4                 3.6
                                                       ------------------------------
Total ...............................................     $  65.0             $ 126.7
=====================================================================================

     Employee termination plans were developed in connection with the acquisitions of U.S. Bancorp of Portland, Oregon, Piper Jaffray Companies Inc., Northwest Bancshares, Inc., Zappco, Inc. and other restructurings. Employee terminations have been substantially completed for each of these acquisitions as

24                                                                  U.S. Bancorp
of June 30, 1999. The severance amounts are determined based on the Company's existing severance pay programs under which benefits are paid out over a period of up to two years from the time of termination.

     Approximately $30 million, pretax, in additional merger-related charges are expected to be incurred with respect to Piper Jaffray, Mellon Network Services and other bank acquisitions in 1999.

NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate and market risk. These instruments carry varying degrees of credit, interest rate and liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                                    June 30   December 31
(Dollars in Millions)                                                                  1999          1998
---------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Commercial ...................................................................   $ 26,177      $ 25,023
  Corporate and purchasing cards ...............................................     17,194        24,758
  Consumer credit cards ........................................................     15,141        14,982
  Other consumer ...............................................................      6,266         7,020
Letters of credit:
  Standby ......................................................................      3,165         3,241
  Commercial ...................................................................        410           309
Interest rate swap contracts:
  Hedges .......................................................................      7,539         7,239
  Intermediated ................................................................        615           740
Options contracts:
  Hedge interest rate floors purchased .........................................        500           500
  Intermediated interest rate and foreign exchange caps and floors purchased ...        382           360
  Intermediated interest rate and foreign exchange caps and floors written .....        382           360
Futures and forward contracts ..................................................         19            10
Mortgages sold with recourse ...................................................         40            52
Foreign currency commitments:
  Commitments to purchase ......................................................      1,053           812
  Commitments to sell ..........................................................      1,044           806
Commitments from securities lending ............................................        585           342
=========================================================================================================

     The Company received fixed-rate interest and paid floating-rate interest on all swap hedges as of June 30, 1999. Activity for the six months ended June 30, 1999, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:

(Dollars in Millions)
---------------------------------------------------------------------------------------------------------
Notional amount outstanding at December 31, 1998 ............................................     $ 7,239
Additions ...................................................................................       2,245
Maturities ..................................................................................      (1,160)
Terminations ................................................................................        (785)
                                                                                               ----------
   Notional amount outstanding at June 30, 1999 .............................................     $ 7,539
=========================================================================================================
Weighted average interest rate paid .........................................................        5.00%
Weighted average interest rate received .....................................................        6.10
=========================================================================================================

     LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 2.2 years at June 30, 1999, and $500 million with an average remaining maturity of 2.7 years at December 31, 1998, hedged floating-rate commercial loans. The strike rate on these LIBOR-based floors was
4.63 percent at June 30, 1999, and December 31, 1998.

     Net unamortized deferred gains relating to swaps, options and futures were immaterial at June 30, 1999.


U.S. Bancorp                                                                  25

NOTE L   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $4,536 million and $2,823 million at June 30, 1999, and December 31, 1998, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                                                   Six Months Ended
                                                                                              -------------------------
                                                                                                 June 30        June 30
(Dollars in Millions)                                                                               1999           1998
-----------------------------------------------------------------------------------------------------------------------
Income taxes paid ........................................................................     $   218.4      $   272.6
Interest paid ............................................................................       1,118.7        1,155.9
Net noncash transfers to foreclosed property .............................................          16.2           10.9
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of
  $45.1 in 1999 and $.7 in 1998 ..........................................................         (73.6)          (1.1)
                                                                                              =========================
Cash acquisitions of businesses:
  Fair value of noncash assets acquired ..................................................     $   156.4      $ 1,802.8
  Liabilities assumed ....................................................................            --       (1,117.6)
                                                                                              -------------------------
   Net ...................................................................................     $   156.4      $   685.2
                                                                                              =========================
Stock acquisitions of businesses:
  Fair value of noncash assets acquired ..................................................     $    42.3      $      --
  Net cash acquired ......................................................................           3.6             --
  Liabilities assumed ....................................................................          (9.5)            --
                                                                                              -------------------------
   Net value of common stock issued ......................................................     $    36.4      $      --
=======================================================================================================================


26                                                                  U.S. Bancorp

     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                       For the Three Months Ended June 30
                                                                     1999                              1998
                                                       ----------------------------------------------------------------------------
                                                                                Yields                            Yields   % Change
(Dollars In Millions)                                                              and                               and    Average
(Unaudited)                                              Balance   Interest      Rates      Balance   Interest     Rates    Balance
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
 U.S. Treasury ......................................   $    434   $    6.2       5.73%    $    611   $    8.8      5.78%    (29.0)%
 Mortgage-backed ....................................      3,129       49.6       6.36        3,758       63.7      6.80     (16.7)
 State and political ................................      1,146       21.5       7.52        1,263       24.4      7.75      (9.3)
 U.S. agencies and other ............................        417        3.8       3.66          407        5.3      5.22       2.5
                                                       --------------------               --------------------
  Total available-for-sale securities ...............      5,126       81.1       6.35        6,039      102.2      6.79     (15.1)
  Unrealized gain on available-for-sale securities ..         67                                 85                          (21.2)
                                                       ---------                          ---------
  Net available-for-sale securities .................      5,193                              6,124                          (15.2)
Trading account securities ..........................        582        9.8       6.75          217        3.4      6.28        **
Federal funds sold and resale agreements ............        525        5.7       4.35          719        9.9      5.52     (27.0)
Loans:
 Commercial:
  Commercial ........................................     26,874      498.7       7.44       24,264      490.8      8.11      10.8
  Real estate:
   Commercial mortgage ..............................      8,387      174.8       8.36        8,143      176.5      8.69       3.0
   Construction .....................................      3,595       77.9       8.69        2,569       59.9      9.35      39.9
                                                       --------------------               --------------------
   Total commercial .................................     38,856      751.4       7.76       34,976      727.2      8.34      11.1
 Consumer:
  Home equity and second mortgage ...................      7,804      182.3       9.37        6,053      143.7      9.52      28.9
  Credit card .......................................      3,988      127.6      12.83        3,941      123.2     12.54       1.2
  Other .............................................      6,873      159.1       9.28        6,636      161.5      9.76       3.6
                                                       --------------------               --------------------
   Subtotal .........................................     18,665      469.0      10.08       16,630      428.4     10.33      12.2
  Residential mortgage ..............................      2,786       54.5       7.85        3,643       71.5      7.87     (23.5)
  Residential mortgage held for sale ................         14         .3       8.59          151        2.6      6.91     (90.7)
                                                       --------------------               --------------------
   Total consumer ...................................     21,465      523.8       9.79       20,424      502.5      9.87       5.1
                                                       --------------------               --------------------
   Total loans ......................................     60,321    1,275.2       8.48       55,400    1,229.7      8.90       8.9
 Allowance for credit losses ........................        993                                994                            (.1)
                                                       ---------                          ---------
  Net loans .........................................     59,328                             54,406                            9.0
Other earning assets ................................      1,425       23.8       6.70        1,119       17.3      6.20      27.3
                                                       --------------------               --------------------
   Total earning assets* ............................     67,979    1,395.6       8.23       63,494    1,362.5      8.61       7.1
Other assets ........................................      9,019                              8,861                            1.8
                                                       ---------                          ---------
   Total assets .....................................   $ 76,072                           $ 71,446                            6.5%
                                                       =========                          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ........................   $ 13,553                           $ 13,381                            1.3%
Interest-bearing deposits:
 Interest checking ..................................      6,098       26.6       1.75        5,831       26.2      1.80       4.6
 Money market accounts ..............................     12,132      100.9       3.34       10,895      106.6      3.92      11.4
 Other savings accounts .............................      2,211        9.5       1.72        2,531       13.4      2.12     (12.6)
 Savings certificates ...............................      9,652      116.6       4.85       11,531      157.9      5.49     (16.3)
 Certificates over $100,000 .........................      4,333       55.2       5.11        3,257       48.1      5.92      33.0
                                                       --------------------               --------------------
  Total interest-bearing deposits ...................     34,426      308.8       3.60       34,045      352.2      4.15       1.1
Short-term borrowings ...............................      4,257       55.7       5.25        3,865       56.1      5.82      10.1
Long-term debt ......................................     14,416      188.4       5.24       10,564      157.8      5.99      36.5
Company-obligated mandatorily redeemable preferred
 securities .........................................        950       19.4       8.19          950       18.5      7.82        --
                                                       --------------------               --------------------
   Total interest-bearing liabilities ...............     54,049      572.3       4.25       49,424      584.6      4.74       9.4
Other liabilities ...................................      2,158                              2,455                          (12.1)
Common equity .......................................      6,271                              6,132                            2.3
Accumulated other comprehensive income ..............         41                                 54                          (24.1)
                                                       ---------                          ---------
   Total liabilities and shareholders' equity .......   $ 76,072                           $ 71,446                            6.5%
                                                       =========                          =========                       ========
Net interest income .................................              $  823.3                           $  777.9
                                                                  =========                          =========
Gross interest margin ...............................                             3.98%                             3.87%
                                                                              =========                         =========
Gross interest margin without taxable-equivalent
 increments .........................................                             3.92%                             3.79%
                                                                              =========                         =========
Net interest margin .................................                             4.86%                             4.91%
                                                                              =========                         =========
Net interest margin without taxable-equivalent
 increments .........................................                             4.79%                             4.83%
=========================================================================================================================

   INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
   INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 * BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN ON AVAILABLE-FOR-SALE SECURITIES.
** NOT MEANINGFUL.

U.S. Bancorp                                                                  27

     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                        For the Six Months Ended June 30
                                                                     1999                              1998
                                                       ----------------------------------------------------------------------------
                                                                                Yields                            Yields   % Change
(Dollars In Millions)                                                              and                               and    Average
(Unaudited)                                              Balance   Interest      Rates      Balance   Interest     Rates    Balance
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
 U.S. Treasury ......................................   $    458   $   13.0       5.72%    $    621   $   18.0      5.85%    (26.2)%
 Mortgage-backed ....................................      3,184      103.0       6.52        3,934      133.4      6.84     (19.1)
 State and political ................................      1,161       43.7       7.59        1,274       49.6      7.85      (8.9)
 U.S. agencies and other ............................        375        7.9       4.25          432       11.7      5.46     (13.2)
                                                       --------------------               --------------------
  Total available-for-sale securities ...............      5,178      167.6       6.53        6,261      212.7      6.85     (17.3)
  Unrealized gain on available-for-sale securities ..         86                                 91                           (5.5)
                                                       ---------                          ---------
  Net available-for-sale securities .................      5,264                              6,352                          (17.1)
Trading account securities ..........................        570       19.0       6.72          183        5.2      5.73        **
Federal funds sold and resale agreements ............        522       10.5       4.06          719       19.6      5.50     (27.4)
Loans:
 Commercial:
  Commercial ........................................     26,449      978.6       7.46       23,879      959.3      8.10      10.8
  Real estate:
   Commercial mortgage ..............................      8,311      348.3       8.45        8,158      357.5      8.84       1.9
   Construction .....................................      3,424      148.9       8.77        2,487      116.4      9.44      37.7
                                                       --------------------               --------------------
   Total commercial .................................     38,184    1,475.8       7.79       34,524    1,433.2      8.37      10.6
 Consumer:
  Home equity and second mortgage ...................      7,645      356.7       9.41        5,933      281.4      9.56      28.9
  Credit card .......................................      4,001      250.9      12.65        3,961      248.6     12.66       1.0
  Other .............................................      6,963      320.8       9.29        6,656      320.2      9.70       4.6
                                                       --------------------               --------------------
   Subtotal .........................................     18,609      928.4      10.06       16,550      850.2     10.36      12.4
  Residential mortgage ..............................      2,890      111.9       7.81        3,789      149.2      7.94     (23.7)
  Residential mortgage held for sale ................         22         .6       5.50          167        5.7      6.88     (86.8)
                                                       --------------------               --------------------
   Total consumer ...................................     21,521    1,040.9       9.75       20,506    1,005.1      9.88       4.9
                                                       --------------------               --------------------
   Total loans ......................................     59,705    2,516.7       8.50       55,030    2,438.3      8.94       8.5
 Allowance for credit losses ........................        995                              1,004                            (.9)
                                                       ---------                          ---------
  Net loans .........................................     58,710                             54,026                            8.7
Other earning assets ................................      1,387       44.5       6.47          842       24.9      5.96      64.7
                                                       --------------------               --------------------
   Total earning assets* ............................     67,362    2,758.3       8.26       63,035    2,700.7      8.64       6.9
Other assets ........................................      9,140                              8,516                            7.3
                                                       ---------                          ---------
   Total assets .....................................   $ 75,593                           $ 70,638                            7.0%
                                                       =========                          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ........................   $ 13,549                           $ 13,168                            2.9%
Interest-bearing deposits:
 Interest checking ..................................      6,062       52.1       1.73        5,799       51.0      1.77       4.5
 Money market accounts ..............................     12,156      206.7       3.43       10,795      210.9      3.94      12.6
 Other savings accounts .............................      2,246       19.5       1.75        2,567       27.0      2.12     (12.5)
 Savings certificates ...............................      9,886      241.9       4.93       11,755      321.3      5.51     (15.9)
 Certificates over $100,000 .........................      3,902      100.2       5.18        3,272       97.1      5.98      19.3
                                                       --------------------               --------------------
  Total interest-bearing deposits ...................     34,252      620.4       3.65       34,188      707.3      4.17        .2
Short-term borrowings ...............................      4,181      108.0       5.21        3,539      102.5      5.84      18.1
Long-term debt ......................................     14,193      374.5       5.32       10,563      314.2      6.00      34.4
Company-obligated mandatorily redeemable preferred
 securities .........................................        950       38.7       8.21          776       30.8      7.96      22.4
                                                       --------------------               --------------------
   Total interest-bearing liabilities ...............     53,576    1,141.6       4.30       49,066    1,154.8      4.75       9.2
Other liabilities ...................................      2,268                              2,292                           (1.0)
Common equity .......................................      6,147                              6,055                            1.5
Accumulated other comprehensive income ..............         53                                 57                           (7.0)
                                                       ---------                          ---------
   Total liabilities and shareholders' equity .......   $ 75,593                           $ 70,638                            7.0%
                                                       =========                          =========                        ========
Net interest income .................................              $1,616.7                           $1,545.9
                                                                  =========                           ========
Gross interest margin ...............................                             3.96%                             3.89%
                                                                              =========                         =========
Gross interest margin without taxable-equivalent
 increments .........................................                             3.89%                             3.81%
                                                                              =========                         =========
Net interest margin .................................                             4.84%                             4.95%
                                                                              =========                         =========
Net interest margin without taxable-equivalent
 increments .........................................                             4.78%                             4.86%
=========================================================================================================================

   INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
   INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 * BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN ON AVAILABLE-FOR-SALE SECURITIES.
** NOT MEANINGFUL.

28                                                                  U.S. Bancorp

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       12   Computation of Ratio of Earnings to Fixed Charges.
       27   Article 9 Financial Data Schedule.*

* COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.


(b)  Reports on Form 8-K

     During the three months ended June 30, 1999, the Company filed no Current Reports on Form 8-K.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  U.S. BANCORP

                                  By: /S/ TERRANCE R. DOLAN
                                     -------------------------------------------
                                      Terrance R. Dolan
                                      Senior Vice President and Controller
                                      (Chief Accounting Officer and Duly
DATE: August 12, 1999                 Authorized Officer)


U.S. Bancorp                                                                  29

                                                                 ---------------
[LOGO] US BANCORP(R)                                             First Class
                                                                 U.S. Postage
       U.S. Bank Place                                           PAID
       601 Second Avenue South                                   Permit No. 2440
       Minneapolis, Minnesota                                    Minneapolis, MN
       55402-4302                                                ---------------
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