Form 10-Q
period 1999-09-30
US BANCORP \DE\
filed 1999-11-12
CIK 36104

FORM 10-Q/SEPTEMBER 30, 1999






                                                            [LOGO] US BANCORP(R)

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                  -------------

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


                Class                   Outstanding as of October 31, 1999
      Common Stock, $1.25 Par Value             727,649,911 shares

================================================================================

                                FINANCIAL SUMMARY

                                                                Three Months Ended            Nine Months Ended
                                                         ----------------------------------------------------------
                                                          September 30  September 30     September 30  September 30
(Dollars in Millions, Except Per Share Data)                      1999          1998             1999          1998
-------------------------------------------------------------------------------------------------------------------
Income before merger-related items .....................       $ 406.9       $ 370.3        $ 1,159.3     $ 1,086.3
Merger-related items ...................................         (10.5)        (41.2)           (21.8)       (108.1)
                                                         ----------------------------------------------------------
Net income .............................................       $ 396.4       $ 329.1        $ 1,137.5     $   978.2
                                                         ==========================================================
PER COMMON SHARE
Earnings per share .....................................       $   .55       $   .45        $    1.57     $    1.33
Diluted earnings per share .............................           .54           .44             1.56          1.31
Earnings on a cash basis (diluted)* ....................           .60           .49             1.72          1.45
Dividends paid .........................................          .195          .175             .585          .525
Common shareholders' equity ............................          9.20          8.13

PER COMMON SHARE BEFORE MERGER-RELATED ITEMS
Earnings per share .....................................           .56           .50             1.60          1.47
Diluted earnings per share .............................           .56           .50             1.59          1.45
Earnings on a cash basis (diluted)* ....................           .61           .55             1.75          1.59
                                                         ==========================================================
FINANCIAL RATIOS
Return on average assets ...............................          2.02%         1.81%            1.99%         1.84%
Return on average common equity ........................          23.9          21.4             24.0          21.4
Efficiency ratio .......................................          50.2          55.1             50.6          53.2
Net interest margin (taxable-equivalent basis) .........          4.84          4.83             4.84          4.91

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED ITEMS
Return on average assets ...............................          2.08          2.04             2.03          2.04
Return on average common equity ........................          24.5          24.1             24.5          23.8
Efficiency ratio .......................................          49.2          50.3             49.8          48.8
Banking efficiency ratio** .............................          42.3          43.3             42.7          44.5
                                                         ==========================================================
                                                          September 30   December 31
                                                                  1999          1998
                                                         ----------------------------
PERIOD END
Loans ..................................................      $ 60,265      $ 59,122
Allowance for credit losses ............................           966         1,001
Assets .................................................        77,036        76,438
Total shareholders' equity .............................         6,719         5,970
Tangible common equity to total assets*** ..............           6.5%          6.0%
Tier 1 capital ratio ...................................           6.7           6.4
Total risk-based capital ratio .........................          11.2          10.9
Leverage ratio .........................................           7.1           6.8
=====================================================================================

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

FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following:
(i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income; (iii) the conditions of the securities markets could change, adversely affecting the availability and terms of funding necessary to meet the Company's liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies, particularly the adoption of proposed bank regulatory reform, could alter the Company's business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform;
(vii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; and (viii) third parties with which the Company does business may fail to remedy their Year 2000 issues and other unforeseen Year 2000 complications may arise, affecting the Company's operations. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp                                                                   1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported third quarter 1999 operating earnings (net income excluding merger-related items) of $406.9 million, compared with $370.3 million in the third quarter of 1998. On a diluted per share basis, operating earnings were $.56 in the third quarter of 1999, compared with $.50 in the third quarter of 1998, an increase of 12 percent. Operating earnings on a cash basis were $.61 per diluted share in the third quarter of 1999, compared with $.55 per diluted share in the third quarter of 1998, an increase of 11 percent. Return on average assets and return on average common equity, excluding merger-related items, were 2.08 percent and 24.5 percent, respectively, in the third quarter of 1999, compared with returns of
2.04 percent and 24.1 percent, respectively, in the third quarter of 1998. Excluding merger-related items, the efficiency ratio (the ratio of expenses to revenues) was 49.2 percent in the third quarter of 1999, compared with 50.3 percent in the third quarter of 1998.

     Net interest income on a taxable-equivalent basis in the third quarter of 1999 was higher by $66.1 million (8 percent) than the third quarter of 1998. Noninterest income increased by $95.7 million (16 percent), with growth in all major sources of noninterest income. Noninterest expense, before merger-related items, grew at a slower pace than revenue in the third quarter of 1999, increasing by $65.0 million (9 percent), over the third quarter of 1998. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity), before merger-related items, for the third quarter of 1999 was 42.3 percent, compared with 43.3 percent in the third quarter of 1998. Unusual items in the third quarter of 1999 operating results included a $20 million gain-on-sale from the divestiture of 28 branches in Kansas and Iowa and approximately $18.0 million of expense accruals, primarily related to two contingencies. Third quarter results also included $3.4 million of securities losses.

     Net income was $396.4 million in the third quarter of 1999, or $.54 per diluted share, compared with $329.1 million, or $.44 per diluted share, in the third quarter of 1998. Merger-related charges decreased net income in the third quarter of 1999 by $10.5 million ($16.8 million on a pre-tax basis) compared to a decrease of $41.2 million ($66.4 million on a pre-tax basis) in the third quarter of 1998.

     Comparisons to the first nine months of 1999 are affected by the May, 1998 acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray") and several other smaller acquisitions. Operating earnings for the first nine months of 1999 were $1.16 billion compared with $1.09 billion in the first nine months of 1998. On a diluted per share basis, year-to-date 1999 operating earnings were $1.59, compared with $1.45 for the same period of 1998, an increase of 10 percent. Operating earnings on a cash basis were $1.75 per diluted share in the first nine months of 1999, compared with $1.59 per diluted share in the first nine months of 1998. Year-to-date return on average assets and return on average common equity, excluding merger-related items, were 2.03 percent and 24.5 percent, respectively, compared with returns of 2.04 percent and 23.8 percent, respectively, in the first nine months of 1998. Excluding merger-related items, the efficiency ratio was 49.8 percent in the first nine months of 1999, compared with 48.8 percent in the first nine months of 1998, reflecting the impact of acquired businesses. Excluding merger-related items, the banking efficiency ratio was 42.7 percent in the first nine months of 1999, compared with 44.5 percent in the first nine months of 1998.

     Net income for the first nine months of 1999 was $1.14 billion, or $1.56 per diluted share, compared with $978.2 million, or $1.31 per diluted share, for the first nine months of 1998. Return on average assets and return on average common equity were 1.99 percent and 24.0 percent, respectively, in the first nine months of 1999, compared with returns of 1.84 percent and 21.4 percent, respectively, for the same period of 1998. Merger-related items decreased net income by $21.8 million ($34.7 million on a pre-tax basis) in the first nine months of 1999 compared with $108.1 million ($172.4 million on a pre-tax basis) in the first nine months of 1998.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results for the first nine months of 1999 reflect the following purchase and divestiture transactions. On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa with aggregate deposits of $364 million. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business. On September 17, 1999, the Company completed its acquisition of the investment banking


2                                                                   U.S. Bancorp

TABLE 1   SUMMARY OF CONSOLIDATED INCOME

                                                                      Three Months Ended           Nine Months Ended
                                                                  -------------------------------------------------------
(Taxable-Equivalent Basis;                                        September 30  September 30   September 30  September 30
Dollars In Millions, Except Per Share Data)                               1999          1998           1999          1998
-------------------------------------------------------------------------------------------------------------------------
Interest income .................................................    $ 1,462.1     $ 1,382.3      $ 4,220.4     $ 4,083.0
Interest expense ................................................        617.1         603.4        1,758.7       1,758.2
                                                                  -------------------------------------------------------
  Net interest income ...........................................        845.0         778.9        2,461.7       2,324.8
Provision for credit losses .....................................        142.0          95.0          385.0         278.0
                                                                  -------------------------------------------------------
  Net interest income after provision for credit losses .........        703.0         683.9        2,076.7       2,046.8
Available-for-sale securities gains (losses) ....................         (3.4)           --           (3.4)         12.6
Other noninterest income ........................................        716.0         616.9        1,998.2       1,623.9
Merger-related charges ..........................................         16.8          66.4           34.7         172.4
Other noninterest expense .......................................        767.4         702.4        2,221.1       1,926.6
                                                                  -------------------------------------------------------
  Income before income taxes ....................................        631.4         532.0        1,815.7       1,584.3
Taxable-equivalent adjustment ...................................         10.3          12.5           31.7          38.5
Income taxes ....................................................        224.7         190.4          646.5         567.6
                                                                  -------------------------------------------------------
  Net income ....................................................    $   396.4     $   329.1      $ 1,137.5     $   978.2
                                                                  =======================================================
Return on average assets ........................................         2.02%         1.81%          1.99%         1.84%
Return on average common equity .................................         23.9          21.4           24.0          21.4
Net interest margin .............................................         4.84          4.83           4.84          4.91
Efficiency ratio ................................................         50.2          55.1           50.6          53.2
Efficiency ratio before merger-related items ....................         49.2          50.3           49.8          48.8
Banking efficiency ratio before merger-related items* ...........         42.3          43.3           42.7          44.5
                                                                  =======================================================
PER COMMON SHARE:
Earnings per share ..............................................    $     .55     $     .45      $    1.57     $    1.33
Diluted earnings per share ......................................          .54           .44           1.56          1.31
Dividends paid ..................................................         .195          .175           .585          .525
=========================================================================================================================

*WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

division of The John Nuveen Company which became part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division. On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems, Inc. On July 15, 1999, the Company completed its acquisition of the San Diego-based Bank of Commerce, one of the nation's largest U.S. Small Business Administration ("SBA") lenders. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic fund transfer processing unit. On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business, which operates offices in Georgia, Florida and Tennessee. On January 4, 1999, the Company acquired Libra Investments, Inc., a privately held Los Angeles- and New York-based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. In December 1998, the Company completed its acquisition of Northwest Bancshares, Inc. In May 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm. These transactions were all accounted for as purchase acquisitions.

     On September 2, 1999, the Company announced an agreement to acquire Peninsula Bank of San Diego. With $456 million in assets at June 30, 1999, Peninsula Bank operates 11 branches in San Diego County. The acquisition is pending regulatory approval and is expected to close in the first quarter of 2000. The acquisition will be accounted for as a purchase transaction.

     On May 19, 1999, the Company announced an agreement to acquire Newport Beach-based Western Bancorp. With $2.5 billion in assets at June 30, 1999, Western Bancorp has 31 branches in southern California in Los Angeles, Orange and San Diego counties. The acquisition is pending regulatory approval and is expected to close during the fourth quarter of 1999. The acquisition will be accounted for as a purchase transaction.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business, which include: Wholesale and Private Financial Services, Retail Banking, Payment Systems, Corporate Trust and Institutional Financial Services, and Investment Banking and Brokerage. These segments are determined based on the products and services provided to respond effectively to the needs of a diverse customer base. Business line results are derived from the Company's business unit profitability reporting


U.S. Bancorp                                                                   3

TABLE 2   LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                             Wholesale and
                                                       Private Financial Services                    Retail Banking
                                                    -------------------------------------   -------------------------------------
For the Three Months Ended September 30                                           Percent                                Percent
(Dollars in Millions)                                      1999         1998       Change          1999         1998      Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (expense)
 (taxable-equivalent basis) .......................    $  374.8     $  334.6         12.0%     $  393.5     $  375.7         4.7%
Provision for credit losses .......................        27.4         11.6            *          73.7         45.6        61.6
Noninterest income ................................        80.4         74.9          7.3         157.3        137.5        14.4
Noninterest expense ...............................       163.8        146.2         12.0         277.9        261.5         6.3
Income taxes and
 taxable-equivalent adjustment ....................        98.3         95.9                       74.1         78.6
                                                    ------------------------                ------------------------
Income (loss) before merger-related items .........    $  165.7     $  155.8          6.4      $  125.1     $  127.5        (1.9)
                                                    ========================                ========================
Merger-related items (after-tax) ..................

Net income ........................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ..................................    $ 36,353     $ 31,944         13.8      $  2,263     $  2,099         7.8
Consumer loans, excluding
 residential mortgage .............................         713          594         20.0        13,911       12,346        12.7
Residential mortgage loans ........................         505          436         15.8         2,177        3,003       (27.5)
Assets ............................................      45,319       40,618         11.6        22,062       21,360         3.3
Deposits ..........................................      12,239       11,080         10.5        33,633       34,086        (1.3)
Common equity .....................................       3,258        3,138          3.8         1,598        1,471         8.6
                                                    ------------------------                ------------------------
Return on average assets ..........................        1.45%        1.52%                      2.25%        2.37%
Return on average common equity ("ROCE") ..........        20.2         19.7                       31.1         34.4
Net tangible ROCE** ...............................        29.3         26.6                       50.4         53.7
Efficiency ratio ..................................        35.9         35.7                       50.4         51.0
Efficiency ratio on a cash basis** ................        32.3         32.4                       48.1         48.8
=================================================================================================================================

                                                             Wholesale and
                                                       Private Financial Services                    Retail Banking
                                                    -------------------------------------   -------------------------------------
For the Nine Months Ended September 30                                            Percent                                Percent
(Dollars in Millions)                                      1999         1998       Change          1999         1998      Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT:
Net interest income (expense)
 (taxable-equivalent basis) .......................    $1,079.1     $1,010.2          6.8%     $1,160.6     $1,125.7         3.1%
Provision for credit losses .......................        52.9         31.4         68.5         193.8        120.0        61.5
Noninterest income ................................       241.1        236.1          2.1         430.5        416.4         3.4
Noninterest expense ...............................       468.2        441.9          6.0         802.5        809.6         (.9)
Income taxes and
 taxable-equivalent adjustment ....................       298.5        295.0                      222.2        233.8
                                                    ------------------------                ------------------------
Income before merger-related items ................    $  500.6     $  478.0          4.7      $  372.6     $  378.7        (1.6)
                                                    ========================                ========================
Merger-related items (after-tax) ..................

Net income ........................................

AVERAGE BALANCE SHEET DATA:
Commercial loans ..................................    $ 35,250     $ 31,346         12.5      $  2,255     $  2,118         6.5
Consumer loans, excluding
 residential mortgage .............................         669          561         19.3        13,934       12,105        15.1
Residential mortgage loans ........................         474          380         24.7         2,360        3,402       (30.6)
Assets ............................................      44,108       40,161          9.8        22,314       21,918         1.8
Deposits ..........................................      12,074       11,073          9.0        33,867       34,470        (1.7)
Common equity .....................................       3,152        3,216         (2.0)        1,510        1,584        (4.7)
                                                    ------------------------                ------------------------
Return on average assets ..........................        1.52%        1.59%                      2.23%        2.31%
Return on average common equity ("ROCE") ..........        21.2         19.9                       33.0         32.0
Net tangible ROCE** ...............................        29.8         26.6                       52.5         49.6
Efficiency ratio ..................................        35.4         35.5                       50.4         52.6
Efficiency ratio on a cash basis** ................        32.0         32.4                       48.1         50.5
=================================================================================================================================

 * NOT MEANINGFUL.
** CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED
   AMORTIZATION.
   NOTE: MERGER-RELATED ITEMS ARE NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF MERGER-RELATED ITEMS.


4                                                                   U.S. Bancorp

                                        Corporate Trust and              Investment Banking                 Consolidated
     Payment Systems              Institutional Financial Services          and Brokerage                      Company
-----------------------------------------------------------------------------------------------------------------------------------
                        Percent                          Percent                            Percent                        Percent
   1999        1998      Change       1999       1998     Change       1999        1998      Change       1999      1998    Change
-----------------------------------------------------------------------------------------------------------------------------------


$  60.1     $  52.6        14.3%   $  16.8    $  16.3        3.1%   $   (.2)    $   (.3)       33.3%   $ 845.0   $ 778.9       8.5%
   40.9        37.8         8.2         --         --         --         --          --          --      142.0      95.0      49.5
  179.6       155.1        15.8       84.7       78.2        8.3      210.6       171.2        23.0      712.6     616.9      15.5
   79.3        74.6         6.3       50.7       48.2        5.2      195.7       171.9        13.9      767.4     702.4       9.3

   44.5        36.3                   18.9       17.7                   5.5         (.4)                 241.3     228.1
-------------------                ------------------               -------------------                -----------------
$  75.0     $  59.0        27.1    $  31.9    $  28.6       11.5    $   9.2     $   (.6)          *      406.9     370.3       9.9
===================                ==================               ===================
                                                                                                         (10.5)    (41.2)        *
                                                                                                       -----------------
                                                                                                       $ 396.4   $ 329.1      20.4
                                                                                                       =================

$ 1,386     $ 1,533        (9.6)   $    --    $    --         --    $    --     $    --          --    $40,002   $35,576      12.4

  4,041       4,219        (4.2)        --         --         --         --          --          --     18,665    17,159       8.8
     --          --          --         --         --         --         --          --          --      2,682     3,439     (22.0)
  6,776       7,074        (4.2)       769        808       (4.8)     2,774       2,223        24.8     77,700    72,083       7.8
    196         149        31.5      1,648      1,685       (2.2)        --          --          --     47,716    47,000       1.5
    642         491        30.8        634        561       13.0        456         439         3.9      6,588     6,100       8.0
-------------------                -------------------              -------------------                -----------------
   4.39%       3.31%                     *          *                     *           *                   2.08%     2.04%
   46.3        47.7                   20.0%      20.2%                  8.0%        (.5)%                 24.5      24.1
   91.3        76.6                   44.3       51.5                  39.2        12.9                   41.0      38.4
   32.9        35.9                   49.7       51.0                  93.0       100.6                   49.2      50.3
   29.8        33.2                   46.8       48.0                  92.0        98.4                   46.5      47.7
===================================================================================================================================

                                        Corporate Trust and              Investment Banking                 Consolidated
     Payment Systems              Institutional Financial Services          and Brokerage                      Company
-----------------------------------------------------------------------------------------------------------------------------------
                        Percent                          Percent                            Percent                        Percent
   1999        1998      Change       1999       1998     Change       1999        1998      Change       1999      1998    Change
-----------------------------------------------------------------------------------------------------------------------------------



$ 173.7     $ 140.0        24.1%   $  49.3    $  46.8        5.3%   $  (1.0)    $   2.1           *   $2,461.7  $2,324.8       5.9%
  138.3       126.6         9.2         --         --         --         --          --          --      385.0     278.0      38.5
  459.8       441.7         4.1      235.0      226.8        3.6      628.4       315.5        99.2    1,994.8   1,636.5      21.9
  217.5       222.4        (2.2)     147.0      142.2        3.4      585.9       310.5        88.7    2,221.1   1,926.6      15.3

  103.7        88.8                   51.2       50.1                  15.5         2.7                  691.1     670.4
-------------------                ------------------               -------------------               ------------------
$ 174.0     $ 143.9        20.9    $  86.1    $  81.3        5.9    $  26.0     $   4.4           *    1,159.3   1,086.3       6.7
===================                ==================               ===================
                                                                                                         (21.8)   (108.1)        *
                                                                                                      ------------------
                                                                                                      $1,137.5  $  978.2      16.3
                                                                                                      ==================

$ 1,292     $ 1,415        (8.7)   $    --    $    --         --    $    --     $    --          --   $ 38,797  $ 34,879      11.2

  4,025       4,089        (1.6)        --         --         --         --          --          --     18,628    16,755      11.2
     --          --          --         --         --         --         --          --          --      2,834     3,782     (25.1)
  6,529       6,901        (5.4)       757        670       13.0      2,595       1,476        75.8     76,303    71,126       7.3
    157         103        52.4      1,674      1,591        5.2         --          --          --     47,772    47,237       1.1
    603         554         8.8        620        490       26.5        446         264        68.9      6,331     6,108       3.7
-------------------                ------------------               -------------------               ------------------
   3.56%       2.79%                     *          *                     *           *                   2.03%     2.04%
   38.6        34.7                   18.6%      22.2%                  7.8%        2.2%                  24.5      23.8
   62.0        54.8                   42.9       47.4                  44.8        21.0                   39.6      36.0
   34.3        38.5                   51.6       52.4                  93.4        97.8                   49.8      48.8
   31.5        35.1                   48.6       49.3                  92.1        95.8                   47.2      46.1
===================================================================================================================================


U.S. Bancorp                                                                   5
system. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1999 certain organization and methodology changes were made and 1998 results are presented on a consistent basis.

WHOLESALE AND PRIVATE FINANCIAL SERVICES Wholesale and Private Financial Services includes lending, treasury management, and other financial services to middle market, large corporate and mortgage banking companies, and private banking and personal trust clients. Operating earnings increased 6 percent in the third quarter and 5 percent in the first nine months of 1999, compared with the same periods in 1998. Net tangible return on average common equity increased to 29.3 percent compared with 26.6 percent in the third quarter of the prior year. Year-to-date profitability ratios showed similar trends.

     Total revenue (net interest income and noninterest income) increased 11 percent and 6 percent in the third quarter and first nine months of 1999, respectively, from the same periods of 1998, primarily reflecting growth in average loan and deposit balances partially offset by margin compression in both loans and deposits. The efficiency ratio on a cash basis was 32.3 percent in the third quarter and 32.0 percent in the first nine months of 1999 compared with
32.4 percent in both of the same periods of 1998.

RETAIL BANKING Retail Banking delivers products and services to the broad consumer market and small businesses through branch offices, telemarketing, direct mail, and automated teller machines ("ATMs"). Operating earnings decreased 2 percent in the third quarter and first nine months of 1999, compared to the same periods of 1998. Third quarter and year-to-date net tangible return on average common equity was 50.4 percent and 52.5 percent, respectively, compared with 53.7 percent and 49.6 percent in the same periods of the prior year.

     Total revenue for the third quarter and first nine months of 1999 increased 7 percent and 3 percent, respectively, from the same periods of 1998, due primarily to growth in home equity loans partially offset by the planned runoff of the residential mortgage loan portfolio. Noninterest expense increased 6 percent in the third quarter and decreased 1 percent in the first nine months of 1999, compared to the same periods of 1998. The efficiency ratio on a cash basis improved to 48.1 percent in the third quarter and first nine months of 1999, compared with 48.8 percent and 50.5 percent in the same periods of 1998.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased 27 percent in the third quarter and 21 percent in the first nine months of 1999, compared with the same periods of 1998. Third quarter and year-to-date return on average assets was 4.39 percent and 3.56 percent, respectively, compared with 3.31 percent and 2.79 percent in the same periods of the prior year. Net tangible return on average common equity was 91.3 percent and 62.0 percent in the third quarter and first nine months of 1999, respectively, compared with 76.6 percent and 54.8 percent in the same periods of 1998.

     Total revenue increased 15 percent and 9 percent in the third quarter and first nine months of 1999, respectively, from the same periods of the prior year due to lower corporate card and purchasing card non-earning asset balances, increased fee revenue related to the acquired operations of Mellon Network Services, as well as continued growth in card fee revenue. Noninterest expense increased 6 percent in the third quarter and decreased 2 percent in the first nine months of 1999, compared to the same periods in 1998. The efficiency ratio on a cash basis improved to 29.8 percent in the third quarter and 31.5 percent in the first nine months of 1999 from 33.2 percent and 35.1 percent for the same periods of the prior year.

CORPORATE TRUST AND INSTITUTIONAL FINANCIAL SERVICES Corporate Trust and Institutional Financial Services includes institutional and corporate trust services, investment management services, and the former Piper Capital Management. Operating earnings increased 12 percent and 6 percent in the third quarter and first nine months of 1999, respectively, compared with the same periods of 1998. Growth in investment management services in the third quarter of 1999 was partially offset by a decline in corporate trust fees as a result of fewer bond issuances attributable to market conditions.

     Total revenue increased 7 percent and 4 percent in the third quarter and first nine months of 1999, respectively, from the same periods of the prior year due to growth in average deposit balances and higher fees in Institutional Financial Services. The efficiency ratio on a cash basis improved to 46.8 percent in the third quarter and 48.6 percent in the first nine months of 1999, compared with 48.0 percent and 49.3 percent in the same periods of 1998.

INVESTMENT BANKING AND BROKERAGE Investment Banking and Brokerage reflects the results of U.S. Bancorp Piper Jaffray, a full-service broker/dealer that was acquired as part of the acquisition of Piper Jaffray on May 1, 1998. Table 2 includes the amortization of intangible assets and employee retention programs (totaling $9.0 million and


6                                                                   U.S. Bancorp

TABLE 3   ANALYSIS OF NET INTEREST INCOME

                                                                              Three Months Ended          Nine Months Ended
                                                                          ------------------------------------------------------
                                                                          September 30  September 30  September 30  September 30
(Dollars In Millions)                                                             1999          1998          1999          1998
--------------------------------------------------------------------------------------------------------------------------------
Net interest income, as reported ........................................     $  834.7      $  766.4      $2,430.0      $2,286.3
  Taxable-equivalent adjustment .........................................         10.3          12.5          31.7          38.5
                                                                          ------------------------------------------------------
Net interest income (taxable-equivalent basis) ..........................     $  845.0      $  778.9      $2,461.7      $2,324.8
                                                                          ======================================================
Average yields and weighted average rates (taxable-equivalent basis):
  Earning assets yield ..................................................         8.37%         8.57%         8.30%         8.62%
  Rate paid on interest-bearing liabilities .............................         4.45          4.79          4.35          4.76
                                                                          ------------------------------------------------------
Gross interest margin ...................................................         3.92%         3.78%         3.95%         3.86%
                                                                          ======================================================
Net interest margin .....................................................         4.84%         4.83%         4.84%         4.91%
                                                                          ======================================================
Net interest margin without taxable-equivalent adjustment ...............         4.78%         4.75%         4.78%         4.82%
================================================================================================================================

$25.7 million in the third quarter and first nine months of 1999, respectively).

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME Third quarter net interest income on a taxable-equivalent basis was $845.0 million compared with $778.9 million in the third quarter of 1998. Year-to-date net interest income on a taxable-equivalent basis was $2.46 billion compared with $2.32 billion in the first nine months of 1998. The third quarter and year-to-date average earning assets increased $5.3 billion (8 percent) and $4.6 billion (7 percent), respectively, from the same periods of 1998. The increase was driven by core commercial and consumer loan growth and several consumer loan portfolio purchases, partially offset by reductions in securities, indirect automobile loans and residential mortgages. The net interest margin increased from 4.83 percent to 4.84 percent in the third quarter and decreased from 4.91 percent to 4.84 percent in the first nine months of 1999.

     Average loans for both the third quarter and first nine months of 1999 were up 9 percent from the same periods of the previous year. Excluding indirect automobile and residential mortgage loans, average loans for the third quarter and first nine months of 1999 were higher by $6.3 billion (13 percent) and $5.9 billion (12 percent) than the third quarter and first nine months of 1998, reflecting strong growth in commercial loans and home equity and second mortgages, in addition to the several consumer loan portfolio purchases. Without the loan portfolio purchases, average home equity and second mortgages were higher than third quarter and first nine months of 1998 by 15 percent and 10 percent, respectively. Average available-for-sale securities for the third quarter and first nine months of 1999 decreased by $378 million and $845 million, respectively, from the third quarter and first nine months of 1998, reflecting prepayments, maturities and sales of securities.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $142.0 million in the third quarter of 1999, up $47.0 million (49 percent) from the third quarter of 1998, reflecting the increase in net charge-offs and nonperforming assets. The provision for the first nine months of 1999 increased $107.0 million (38 percent) from the first nine months of 1998 to $385.0 million. Third quarter and year-to-date net charge-offs totaled $141.8 million and $421.7 million, respectively, up from $106.1 million and $316.0 million in the same periods of 1998. The increase in net charge-offs was due primarily to an expected increase in losses on consumer portfolios purchased in 1998 and higher consumer fraud losses. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME Third quarter 1999 noninterest income was $712.6 million, an increase of $95.7 million (16 percent), from the third quarter of 1998. Noninterest income in the first nine months of 1999 was $1.99 billion, compared with $1.64 billion in the first nine months of 1998.

     Credit card fee revenue was up slightly year over year, reflecting continued growth in the business, offset by the loss of a portion of the U.S. Government purchasing card business. Service charges on deposit accounts increased by $10.5 million (10 percent) in the third quarter of 1999, compared with the third quarter of 1998 and $24.1 million (8 percent) for the first nine months of 1999, compared to the same period of a year ago, reflecting enhancements in pricing and additional deposit services. Trust and investment management fees were up due to growth in the institutional and personal trust businesses and Piper Jaffray. Investment products fees and commissions, investment banking revenue and trading account profits and commissions were higher, due to growth in U.S. Bancorp Piper Jaffray and U.S. Bancorp Libra. The increase in other noninterest income included


U.S. Bancorp                                                                   7

TABLE 4   NONINTEREST INCOME

                                                            Three Months Ended            Nine Months Ended
                                                          ------------------------------------------------------
                                                          September 30  September 30  September 30  September 30
(Dollars In Millions)                                             1999          1998          1999          1998
----------------------------------------------------------------------------------------------------------------
Credit card fee revenue ................................      $  161.3      $  156.1      $  436.8      $  430.5
Trust and investment management fees ...................         113.8         104.8         343.2         307.7
Service charges on deposit accounts ....................         112.2         101.7         323.1         299.0
Investment products fees and commissions ...............          79.5          76.0         259.7         151.7
Investment banking revenue .............................          60.1          38.3         156.6          67.3
Trading account profits and commissions ................          48.4          42.8         150.4          77.9
Available-for-sale securities gains (losses) ...........          (3.4)           --          (3.4)         12.6
Other ..................................................         140.7          97.2         328.4         289.8
                                                          ------------------------------------------------------
   Total noninterest income ............................      $  712.6      $  616.9      $1,994.8      $1,636.5
================================================================================================================

the $20 million gain-on-sale from the divestiture of 28 branches in Kansas and Iowa ($364 million of deposits) and $11 million in fee income related to the acquired operations of Bank of Commerce and Mellon Network Services.

NONINTEREST EXPENSE Third quarter of 1999 noninterest expense was $784.2 million, an increase of $15.4 million (2 percent), from $768.8 million in the third quarter of 1998. Year-to-date noninterest expense was $2.26 billion, an increase of $156.8 million (7 percent), from $2.10 billion in the first nine months of 1998, reflecting the impact of acquired businesses. Noninterest expense in the third quarter and first nine months of 1999 included merger-related charges of $16.8 million and $34.7 million, compared with merger-related charges of $66.4 million and $172.4 million in the third quarter and first nine months of 1998.

      Third quarter 1999 noninterest expense, before merger-related items, was $767.4 million, an increase of $65.0 million (9 percent), from $702.4 million in the third quarter of 1998. Year-to-date 1999 noninterest expense, before merger-related items, increased $294.5 million (15 percent) to $2.22 billion from $1.93 billion in the first nine months of 1998. The increase was attributable to acquisitions and expense increases related to the growth in investment banking activities, as well as approximately $18 million of expense accruals primarily related to two contingencies.

     Since 1996, the Company has undertaken efforts to address the "Year 2000" computer problem as discussed in further detail under Corporate Risk Management. In connection with its Year 2000 project, the Company has completed the evaluation, replacement, renovation, installation and testing of its internal computer hardware and software and embedded technologies. The Company incurred approximately $9.1 million of direct costs associated with its Year 2000 project during the first nine months of 1999. The Company estimates that the aggregate cost of its Year 2000 project will be less than $40 million over the three-year period ending December 31, 1999, of which approximately $33.1 million has been incurred. The Company has not deferred any material information technology projects as a consequence of its Year 2000 efforts.

PROVISION FOR INCOME TAXES The provision for income taxes was $224.7 million (an effective rate of 36.2 percent) in the third quarter and $646.5 million (an effective rate of 36.2 percent) in the first nine months of 1999, compared with $190.4 million (an effective rate of 36.7 percent) and $567.6 million (an effective rate of 36.7 percent) in the same periods of 1998. The increase in the provision was primarily the result of higher levels of taxable income, as discussed above.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $60.3 billion at September 30, 1999, compared with $59.1 billion at December 31, 1998. Commercial loans totaled $40.9 billion at September 30, 1999, up $3.6 billion (10 percent) from December 31, 1998. The increase was primarily attributable to continued growth in core commercial and commercial real estate loans. Total consumer loan outstandings were $19.4 billion at September 30, 1999, compared with $21.9 billion at December 31, 1998. The decline reflects the sale of $1.8 billion of indirect automobile loans completed in September of 1999. Excluding indirect automobile and residential mortgage loan balances, consumer loans increased by $282 million from December 31, 1998. This reflects an increase in home equity and second mortgage loans of $1.1 billion (14 percent) from December 31, 1998, offset by a decrease in credit card loans of $179 million (4 percent), in installment loans of $371 million (23 percent) and student loans of $336 million (41 percent) from December 31, 1998. See Note E of the Notes to Consolidated Financial Statements for the composition of the Company's loan portfolio at September 30, 1999, and December 31, 1998.


8                                                                   U.S. Bancorp

TABLE 5   NONINTEREST EXPENSE

                                                                     Three Months Ended           Nine Months Ended
                                                                 ------------------------------------------------------
                                                                 September 30  September 30  September 30  September 30
(Dollars In Millions)                                                    1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------
Salaries .......................................................      $ 352.4       $ 339.6      $1,063.2      $  882.5
Employee benefits ..............................................         59.8          55.7         183.4         168.6
                                                                 ------------------------------------------------------
   Total personnel expense .....................................        412.2         395.3       1,246.6       1,051.1
Net occupancy ..................................................         51.9          49.2         151.8         140.6
Furniture and equipment ........................................         40.9          39.4         118.0         114.4
Goodwill and other intangible assets ...........................         41.6          37.1         116.0         106.5
Telephone ......................................................         20.3          19.2          55.7          51.7
Other personnel costs ..........................................         16.7          10.4          49.2          40.3
Professional services ..........................................         17.0          18.3          47.6          44.9
Third party data processing ....................................         15.7          18.3          46.7          50.2
Advertising and marketing ......................................         18.5          14.3          46.2          47.8
Postage ........................................................         12.5          11.0          40.3          33.5
Printing, stationery and supplies ..............................         11.8          13.1          39.3          33.0
FDIC insurance .................................................          1.9           2.0           5.9           6.1
Merger-related .................................................         16.8          66.4          34.7         172.4
Other ..........................................................        106.4          74.8         257.8         206.5
                                                                 ------------------------------------------------------
  Total noninterest expense ....................................      $ 784.2       $ 768.8      $2,255.8      $2,099.0
                                                                 ======================================================
Efficiency ratio* ..............................................         50.2%         55.1%         50.6%         53.2%
Efficiency ratio before merger-related items ...................         49.2          50.3          49.8          48.8
Banking efficiency ratio before merger-related items** .........         42.3          43.3          42.7          44.5
Average number of full-time equivalent employees ...............       26,907        27,552        26,871        26,408
=======================================================================================================================

 * COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF AVAILABLE-FOR-SALE SECURITIES GAINS AND LOSSES.
** WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

SECURITIES At September 30, 1999, available-for-sale securities were $5.1 billion compared with $5.6 billion at December 31, 1998, reflecting prepayments, maturities and sales of securities.

DEPOSITS Noninterest-bearing deposits were $14.3 billion at September 30, 1999, compared with $16.4 billion at December 31, 1998. The decrease was primarily due to seasonality of business deposits. Interest-bearing deposits remained relatively unchanged at $33.6 billion at September 30, 1999, compared with $33.7 billion at December 31, 1998.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased to $2.6 billion at September 30, 1999, compared with $3.4 billion at December 31, 1998. This was primarily due to a decline in federal funds purchased as a result of completing the $1.8 billion indirect automobile loan sale offset by other loan growth during the year.

     Long-term debt was $16.2 billion at September 30, 1999, up from $13.8 billion at December 31, 1998. The Company issued $4.1 billion of debt, with an average original maturity of 2.2 years, under its medium-term note and bank note programs during the first nine months of 1999. In April, the Company issued $400 million variable-rate Euro medium-term notes due April 13, 2004. These issuances were partially offset by $1.9 billion of medium-term and bank note maturities and $103 million of Federal Home Loan Bank advance maturities. Also, in May 1999, the Company called its $107 million subordinated floating-rate notes due November, 2010.

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

TABLE 6   NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                          Three Months Ended          Nine Months Ended
                                      ------------------------------------------------------
                                      September 30  September 30  September 30  September 30
                                              1999          1998          1999          1998
--------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .........................         .39%          .39%          .42%          .32%
  Real estate:
   Commercial mortgage ...............         .25          (.44)          .03          (.21)
   Construction ......................         .02           .18           .02           .18
                                      ------------------------------------------------------
   Total commercial ..................         .32           .19           .30           .18

CONSUMER:
  Credit card ........................        3.50          4.26          4.42          4.43
  Other ..............................        1.97          1.35          1.83          1.37
                                      ------------------------------------------------------
   Subtotal ..........................        2.30          2.04          2.39          2.10
  Residential mortgage ...............         .12           .14           .10           .19
                                      ------------------------------------------------------
   Total consumer ....................        2.03          1.72          2.09          1.75
                                      ------------------------------------------------------
Total ................................         .92%          .75%          .94%          .76%
============================================================================================

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

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $141.8 million and $421.7 million in the third quarter and first nine months of 1999, respectively, compared with $106.1 million and $316.0 million in the same periods of 1998. Commercial loan net charge-offs were $32.7 million and $86.5 million in the third quarter and first nine months of 1999, respectively, compared with $16.7 million and $47.5 million in the same periods of 1998. Consumer loan net charge-offs for the quarter and year-to-date were $109.1 million and $335.2 million, respectively, compared with $89.4 million and $268.5 million for the same periods of 1998. The increases in consumer loan net charge-offs from the prior year reflect higher credit card and overdraft fraud losses in addition to expected losses associated with consumer portfolio purchases, partially offset by a decrease in losses in the base portfolio. During the third quarter of 1999, the Company modified its charge-off policy to conform with recently issued regulatory guidelines for consumer loans. Although the policy did not have an impact on total consumer charge-offs as a percent of average loans outstanding, the change did affect individual consumer categories. Without the change in policy, credit card and other consumer loan net charge-offs as a percent of average loans outstanding would have been 4.13 percent and 1.81 percent, respectively. Consumer loans 30 days or more past due increased to 2.43 percent of the portfolio at September 30, 1999, compared with
2.39 percent at December 31, 1998, primarily reflecting the sale of indirect automobile loans. Without the effect of the $1.8 billion sale of indirect automobile loans, consumer loans (excluding residential mortgage loans) 30 days or more past due and 90 days or more past due were 2.09 percent and .53 percent at September 30, 1999. The ratio of total net charge-offs to average loans was
 .92 percent and .94 percent in the third quarter and first nine months of 1999, respectively, compared with .75 percent and .76 percent in the same periods in 1998.

      The allowance for credit losses declined slightly to $966.3 million at September 30, 1999, from $1,000.9 million at December 31, 1998. The reduction reflected the net change due to additions for acquisitions and a reduction related to the $1.8 billion sale of indirect automobile loans. As a percentage of nonperforming loans, the allowance was 327 percent at September 30, 1999, compared to 359 percent at December 31, 1998.


10                                                                  U.S. Bancorp

TABLE 7   SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                          Three Months Ended           Nine Months Ended
                                                     --------------------------------------------------------
                                                     September 30   September 30   September 30  September 30
(Dollars in Millions)                                        1999           1998           1999          1998
------------------------------------------------------- -------------- --------------   -------------- ------
Balance at beginning of period .....................     $  968.2       $  981.8       $1,000.9      $1,008.7

CHARGE-OFFS:
  Commercial:
   Commercial ......................................         38.8           40.6          132.2         100.5
   Real estate:
     Commercial mortgage ...........................          6.5            2.3            7.1           6.8
     Construction ..................................           .2            1.4             .6           4.3
                                                     --------------------------------------------------------
     Total commercial ..............................         45.5           44.3          139.9         111.6
  Consumer:
   Credit card .....................................         40.5           48.7          146.9         147.8
   Other ...........................................         88.6           58.5          250.7         167.5
                                                     --------------------------------------------------------
     Subtotal ......................................        129.1          107.2          397.6         315.3
   Residential mortgage ............................           .9            1.3            2.7           6.1
                                                     --------------------------------------------------------
     Total consumer ................................        130.0          108.5          400.3         321.4
                                                     --------------------------------------------------------
      Total ........................................        175.5          152.8          540.2         433.0

RECOVERIES:
  Commercial:
   Commercial ......................................         11.8           16.1           47.9          43.4
   Real estate:
     Commercial mortgage ...........................          1.0           11.3            5.4          19.8
     Construction ..................................           --             .2             .1            .9
                                                     --------------------------------------------------------
     Total commercial ..............................         12.8           27.6           53.4          64.1
  Consumer:
   Credit card .....................................          5.1            4.9           14.6          15.2
   Other ...........................................         15.7           14.1           50.0          36.9
                                                     --------------------------------------------------------
     Subtotal ......................................         20.8           19.0           64.6          52.1
   Residential mortgage ............................           .1             .1             .5            .8
                                                     --------------------------------------------------------
     Total consumer ................................         20.9           19.1           65.1          52.9
                                                     --------------------------------------------------------
      Total ........................................         33.7           46.7          118.5         117.0

NET CHARGE-OFFS:
  Commercial:
   Commercial ......................................         27.0           24.5           84.3          57.1
   Real estate:
     Commercial mortgage ...........................          5.5           (9.0)           1.7         (13.0)
     Construction ..................................           .2            1.2             .5           3.4
                                                     --------------------------------------------------------
     Total commercial ..............................         32.7           16.7           86.5          47.5
  Consumer:
   Credit card .....................................         35.4           43.8          132.3         132.6
   Other ...........................................         72.9           44.4          200.7         130.6
                                                     --------------------------------------------------------
     Subtotal ......................................        108.3           88.2          333.0         263.2
   Residential mortgage ............................           .8            1.2            2.2           5.3
                                                     --------------------------------------------------------
     Total consumer ................................        109.1           89.4          335.2         268.5
                                                     --------------------------------------------------------
      Total ........................................        141.8          106.1          421.7         316.0
Provision charged to operating expense .............        142.0           95.0          385.0         278.0
Acquisitions and other additions (reductions) ......         (2.1)           9.4            2.1           9.4
                                                     --------------------------------------------------------
Balance at end of period ...........................     $  966.3       $  980.1       $  966.3      $  980.1
                                                     ========================================================
Allowance as a percentage of:
  Period-end loans .................................         1.60%          1.72%
  Nonperforming loans ..............................          327            364
  Nonperforming assets .............................          297            336
  Annualized net charge-offs .......................          172            233
=============================================================================================================


U.S. Bancorp                                                                  11

TABLE 8   NONPERFORMING ASSETS*

                                                                       September 30   December 31
(Dollars In Millions)                                                          1999          1998
-------------------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial .........................................................      $ 170.6       $ 165.7
  Real estate:
   Commercial mortgage ...............................................         69.6          35.5
   Construction ......................................................         18.0          17.2
                                                                       --------------------------
   Total commercial ..................................................        258.2         218.4

CONSUMER:
  Other ..............................................................          7.3          13.9
  Residential mortgage ...............................................         29.7          46.6
                                                                       --------------------------
   Total consumer ....................................................         37.0          60.5
                                                                       --------------------------
      Total nonperforming loans ......................................        295.2         278.9
OTHER REAL ESTATE ....................................................         19.7          14.3
OTHER NONPERFORMING ASSETS ...........................................         10.5          11.1
                                                                       --------------------------
      Total nonperforming assets .....................................      $ 325.4       $ 304.3
                                                                       ==========================
Accruing loans 90 days or more past due** ............................      $ 106.7       $ 106.8
Nonperforming loans to total loans ...................................          .49%          .47%
Nonperforming assets to total loans plus other real estate ...........          .54           .51
=================================================================================================

 * THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT INCLUDE LOANS MORE THAN 90 DAYS PAST DUE AND STILL ACCRUING.
** THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE
   INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.

NONPERFORMING ASSETS Nonperforming assets include all nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At September 30, 1999, nonperforming assets totaled $325.4 million, an increase of $21.1 million (7 percent) from December 31, 1998. The increase in nonperforming assets from the fourth quarter of 1998 was partially due to continued stress in agricultural sectors given current commodity market prices. The ratio of nonperforming assets to loans and other real estate was .54 percent at September 30, 1999, compared with .51 percent at December 31, 1998. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .70 percent at September 30, 1999, compared with .75 percent at December 31, 1998. This reflects expected improvements related to purchased portfolios and seasonality.

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

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 24 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income over the succeeding 12 months to 1.5 percent of forecasted net interest income given a 1 percent change in interest rates. At September 30, 1999, forecasted net interest income for the next 12 months would decrease $18.0 million from an immediate 100 basis point upward parallel shift in rates and increase $5.3 million from a downward shift of similar magnitude.

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished


12                                                                  U.S. Bancorp

TABLE 9   DELINQUENT LOAN RATIOS*

                                                         September 30   December 31
90 days or more past due                                         1999          1998
-----------------------------------------------------------------------------------
COMMERCIAL:
  Commercial ...........................................          .63%          .65%
  Real estate:
   Commercial mortgage .................................          .80           .44
   Construction ........................................          .49           .56
                                                         --------------------------
   Total commercial ....................................          .65           .60

CONSUMER:
  Credit card ..........................................          .91           .74
  Other ................................................          .49           .51
                                                         --------------------------
   Subtotal ............................................          .59           .56
  Residential mortgage .................................         1.40          1.86
                                                         --------------------------
   Total consumer ......................................          .70           .75
                                                         --------------------------
     Total .............................................          .67%          .65%
===================================================================================

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

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a static measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest rate risk and has established a limit, approved by the Company's Board of Directors, for the two- to three-year gap position of 5 percent of assets.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions (primarily interest rate swaps), investing in fixed rate assets or issuing variable-rate liabilities. To a lesser degree, the Company also uses interest rate caps and floors to hedge this risk.

     In the third quarter and first nine months of 1999, the Company added $1.9 billion and $4.1 billion, respectively, of interest rate swaps to reduce its interest rate risk. This increase was partially offset by $1.8 billion of interest rate swap maturities and $1.6 billion in swap terminations in the first nine months of 1999. Interest rate swap agreements involve the exchange of fixed and floating-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of September 30, 1999, the Company received payments on $8.0 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed-rate received of 6.19 percent and a weighted average variable-rate paid of 5.39 percent. The remaining maturity of these agreements ranged from 1 month to 15 years with an average remaining maturity of 4.7 years. Swaps increased net interest income for the quarters ended September 30, 1999, and 1998 by $15.2 million and $8.9 million, respectively, and the nine months ended September 30, 1999, and 1998 by $52.3 million and $25.0 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Counterparties to these interest rate cap agreements pay the Company when specified rates rise above a specified point or strike level. The payment is based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at September 30, 1999. To hedge against falling interest rates, the Company uses interest rate floors. Counterparties to interest rate floor agreements pay the Company when specified rates fall below the strike level. Like caps, the payment is based on


U.S. Bancorp                                                                  13

TABLE 10 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At September 30, 1999 (Dollars in Millions)
---------------------------------------------------------------------------------------------
                                                                     Weighted        Weighted
                                                                      Average         Average
Receive Fixed Swaps*                                 Notional   Interest Rate   Interest Rate
Maturity Date                                          Amount        Received            Paid
---------------------------------------------------------------------------------------------
1999 (remaining three months) .....................    $  370            6.25%           5.38%
2000 ..............................................       135            5.99            5.43
2001 ..............................................       429            6.26            5.38
2002 ..............................................       774            6.10            5.38
2003 ..............................................     2,707            6.01            5.41
After 2003 ........................................     3,570            6.33            5.38
                                                     --------
Total .............................................    $7,985            6.19%           5.39%
=============================================================================================

* AT SEPTEMBER 30, 1999, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT REQUIRED IT TO PAY FIXED-RATE INTEREST.

the notional amount and the difference in current rates and strike rates. The total notional amount of floor agreements purchased as of September 30, 1999, all of which were LIBOR-indexed, was $500 million. The impact of floors on net interest income was not material for the nine months ended September 30, 1999, and 1998.

MARKET RISK MANAGEMENT The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-nine percentile adverse move in the underlying markets. The Company believes the market risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange, is not significant.

YEAR 2000 RISK MANAGEMENT The Company is continuing efforts to address the "Year 2000" computer problem, which arose because many computer applications worldwide will not properly recognize the date change from December 31, 1999, to January 1, 2000, potentially causing production of erroneous data, miscalculations, system failures and other operational problems. In the early 1990s, the Company implemented significant technology changes and replaced many of its principal data processing applications with licensed software packages. The Company also undertook an organization-wide initiative to address the Year 2000 issue, including the formation in 1996 of a dedicated project team of employees to evaluate the Year 2000 impact on the Company's critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, check sorting machines, vaults and security systems), and on its customers. In addition to evaluating the scope of the Year 2000 issue, the project team prioritized tasks, developed implementation plans and established completion and testing schedules. As a result, the Company has completed evaluation, replacement, renovation, installation and testing of its internal computer hardware and software (including software to be remediated by vendors) and embedded technologies. Apart from the Company's project, federal banking regulators are conducting special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue, and are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans. The Company has met all applicable regulatory guidelines.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the success of the corrective measures the Company has undertaken, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparties, clearing houses, utilities (e.g., power, telecommunication, transportation), governmental agencies (including the Federal Reserve, which provides services for processing and settling payments and securities transactions between banks) and other entities with which the Company does business. The Company is communicating with these parties to monitor their efforts in addressing the Year 2000 issue and to evaluate and work to minimize any likely impact on the Company. For example, the Company is conducting ongoing Year 2000 surveys and evaluations of its corporate and middle market borrowing customers and of other significant funds takers, funds providers and capital markets/asset management counterparties, and has implemented in its lending units uniform criteria for identifying, managing and underwriting Year 2000 credit risk. The Company continues to review its fiduciary activities for Year 2000 risk related to marketable securities, special assets and counterparties. Necessary testing with critical service providers, as well as prioritized testing with certain large customers, has been completed. In addition, the Company


14                                                                  U.S. Bancorp

TABLE 11   CAPITAL RATIOS

                                                            September 30   December 31
(Dollars in Millions)                                               1999          1998
--------------------------------------------------------------------------------------
Tangible common equity* ....................................    $  4,894      $  4,465
  As a percent of assets ...................................         6.5%          6.0%

Tier 1 capital .............................................    $  5,387      $  4,917
  As a percent of risk-adjusted assets .....................         6.7%          6.4%

Total risk-based capital ...................................    $  9,047      $  8,343
  As a percent of risk-adjusted assets .....................        11.3%         10.9%
Leverage ratio .............................................         7.1           6.8
======================================================================================

* DEFINED AS COMMON EQUITY LESS GOODWILL.

has successfully participated in tests organized by major industry and governmental organizations, including tests sponsored by the Federal Reserve, the National Automated Clearing House Association and the Securities and Exchange Commission.

     Based on the Company's Year 2000 efforts, management presently believes that the Year 2000 issue will not result in significant operational problems for the Company. In addition, the Company's Year 2000 project has contingency plans designed to mitigate the potential effects of system failures in the event of foreseeable worst case scenarios. These contingency plans include back-up solutions for mission-critical operations and business continuation plans for significant vendors and other business partners. For example, the Company has arranged for reserve power supplies for certain vital locations, and will have available back-up account data and alternative manual processes for certain business line functions. The Company also has developed a liquidity management plan to address potential increased funding needs that may arise as the millennium approaches, for example, if Year 2000 concerns cause consumers to make significant withdrawals of deposits. In addition, the Company has established an organization-wide event plan that identifies tasks, responsibilities (including problem management processes) and schedules for the period of time prior to, during and after the calendar rollover to 2000. Notwithstanding the Company's efforts and such contingency planning, however, given the unprecedented nature of the Year 2000 computer problem, there can be no assurance that Year 2000 issues will not arise, or that any such issues will be fully mitigated. Further, the Year 2000 efforts of third parties are not within the Company's control, and their failure to remediate Year 2000 issues successfully could result in, among other things, business disruption, operational problems, financial loss, increased credit and liquidity risk and legal liability for the Company. It is not possible at this time to identify all of the potential adverse consequences of third party failures or to quantify the potential negative effects of any such failures on the Company's operations and financial condition, which effects could be material.

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

CAPITAL MANAGEMENT At September 30, 1999, total tangible common equity was $4.9 billion, or 6.5 percent of assets, compared with 6.0 percent at December 31, 1998. Tier 1 and total risk-based capital ratios were 6.7 percent and 11.3 percent at September 30, 1999, compared with 6.4 percent and 10.9 percent at December 31, 1998. The September 30, 1999 leverage ratio was 7.1 percent, compared with 6.8 percent at December 31, 1998.

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under this program, the Company repurchased 34.0 million shares for $1.3 billion, including 9.4 million shares for $310.6 million in the first nine months of 1999.


U.S. Bancorp                                                                  15

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date was deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.


16                                                                  U.S. Bancorp

                           CONSOLIDATED BALANCE SHEET

                                                                                                        September 30   December 31
(Dollars in Millions)                                                                                           1999          1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
ASSETS
Cash and due from banks ..............................................................................      $  3,454      $  4,772
Federal funds sold ...................................................................................           139            83
Securities purchased under agreements to resell ......................................................           332           461
Trading account securities ...........................................................................           718           537
Available-for-sale securities ........................................................................         5,058         5,577
Loans ................................................................................................        60,265        59,122
  Less allowance for credit losses ...................................................................           966         1,001
                                                                                                        --------------------------
  Net loans ..........................................................................................        59,299        58,121
Premises and equipment ...............................................................................           845           879
Interest receivable ..................................................................................           436           456
Customers' liability on acceptances ..................................................................           140           166
Goodwill and other intangible assets .................................................................         2,355         1,975
Other assets .........................................................................................         4,260         3,411
                                                                                                        --------------------------
   Total assets ......................................................................................      $ 77,036      $ 76,438
                                                                                                        ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing ................................................................................      $ 14,329      $ 16,377
  Interest-bearing ...................................................................................        33,649        33,657
                                                                                                        --------------------------
   Total deposits ....................................................................................        47,978        50,034
Federal funds purchased ..............................................................................           550         1,255
Securities sold under agreements to repurchase .......................................................         1,106         1,427
Other short-term funds borrowed ......................................................................           937           683
Long-term debt .......................................................................................        16,155        13,781
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
  holding solely the junior subordinated debentures of the parent company ............................           950           950
Acceptances outstanding ..............................................................................           140           166
Other liabilities ....................................................................................         2,501         2,172
                                                                                                        --------------------------
   Total liabilities .................................................................................        70,317        70,468
Shareholders' equity:
  Common stock, par value $1.25 a share - authorized 1,500,000,000 shares;
   issued: 9/30/99 and 12/31/98 - 744,797,857 shares .................................................           931           931
  Capital surplus ....................................................................................         1,162         1,247
  Retained earnings ..................................................................................         5,167         4,456
  Accumulated other comprehensive income .............................................................           (28)           72
  Less cost of common stock in treasury: 9/30/99 - 14,413,126 shares; 12/31/98 - 19,036,139 shares ...          (513)         (736)
                                                                                                        --------------------------
   Total shareholders' equity ........................................................................         6,719         5,970
                                                                                                        --------------------------
   Total liabilities and shareholders' equity ........................................................      $ 77,036      $ 76,438
==================================================================================================================================


U.S. Bancorp                                                                  17

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                  Three Months Ended           Nine Months Ended
                                                                              ------------------------------------------------------
(Dollars in Millions, Except Per Share Data)                                  September 30  September 30  September 30  September 30
(Unaudited)                                                                           1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans .......................................................................     $1,333.3      $1,246.8      $3,844.0      $3,676.6
Securities:
  Taxable ...................................................................         64.2          71.4         188.6         235.4
  Exempt from federal income taxes ..........................................         14.2          15.6          43.2          47.3
Other interest income .......................................................         40.1          36.0         112.9          85.2
                                                                              ------------------------------------------------------
   Total interest income ....................................................      1,451.8       1,369.8       4,188.7       4,044.5

INTEREST EXPENSE
Deposits ....................................................................        318.7         351.3         939.1       1,058.6
Federal funds purchased and repurchase agreements ...........................         48.4          41.9         131.4         117.3
Other short-term funds borrowed .............................................         12.9          18.1          37.9          45.2
Long-term debt ..............................................................        217.8         171.8         592.3         486.0
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent
  company ...................................................................         19.3          20.3          58.0          51.1
                                                                              ------------------------------------------------------
   Total interest expense ...................................................        617.1         603.4       1,758.7       1,758.2
                                                                              ------------------------------------------------------
Net interest income .........................................................        834.7         766.4       2,430.0       2,286.3
Provision for credit losses .................................................        142.0          95.0         385.0         278.0
                                                                              ------------------------------------------------------
Net interest income after provision for credit losses .......................        692.7         671.4       2,045.0       2,008.3

NONINTEREST INCOME
Credit card fee revenue .....................................................        161.3         156.1         436.8         430.5
Trust and investment management fees ........................................        113.8         104.8         343.2         307.7
Service charges on deposit accounts .........................................        112.2         101.7         323.1         299.0
Investment products fees and commissions ....................................         79.5          76.0         259.7         151.7
Investment banking revenue ..................................................         60.1          38.3         156.6          67.3
Trading account profits and commissions .....................................         48.4          42.8         150.4          77.9
Available-for-sale securities gains (losses) ................................         (3.4)           --          (3.4)         12.6
Other .......................................................................        140.7          97.2         328.4         289.8
                                                                              ------------------------------------------------------
   Total noninterest income .................................................        712.6         616.9       1,994.8       1,636.5

NONINTEREST EXPENSE
Salaries ....................................................................        352.4         339.6       1,063.2         882.5
Employee benefits ...........................................................         59.8          55.7         183.4         168.6
Net occupancy ...............................................................         51.9          49.2         151.8         140.6
Furniture and equipment .....................................................         40.9          39.4         118.0         114.4
Goodwill and other intangible assets ........................................         41.6          37.1         116.0         106.5
Merger-related ..............................................................         16.8          66.4          34.7         172.4
Other .......................................................................        220.8         181.4         588.7         514.0
                                                                              ------------------------------------------------------
   Total noninterest expense ................................................        784.2         768.8       2,255.8       2,099.0
                                                                              ------------------------------------------------------
Income before income taxes ..................................................        621.1         519.5       1,784.0       1,545.8
Applicable income taxes .....................................................        224.7         190.4         646.5         567.6
                                                                              ------------------------------------------------------
Net income ..................................................................     $  396.4      $  329.1      $1,137.5      $  978.2
                                                                              ======================================================
Earnings per share ..........................................................     $    .55      $    .45      $   1.57      $   1.33
Diluted earnings per share ..................................................     $    .54      $    .44      $   1.56      $   1.31
====================================================================================================================================


18                                                                  U.S. Bancorp

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                                                         Other
(Dollars in Millions)                            Common Shares     Common    Capital   Retained  Comprehensive   Treasury
(Unaudited)                                       Outstanding*      Stock    Surplus   Earnings         Income    Stock**     Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997 .......................  739,933,014   $ 924.9   $1,261.1   $3,644.8       $   59.3   $     --   $5,890.1
Common dividends declared .......................                                       (389.5)                              (389.5)
Purchase of treasury stock ......................  (17,991,970)                                                   (724.7)    (724.7)
Issuance of common stock:
  Dividend reinvestment .........................      350,751        .3        9.9                                  3.8       14.0
  Stock option and stock
   purchase plans ...............................    8,421,807       5.8       (1.6)                               151.7      155.9
                                                  ---------------------------------------------------------------------------------
                                                   730,713,602     931.0    1,269.4    3,255.3           59.3     (569.2)   4,945.8
Comprehensive income
Net income ......................................                                        978.2                                978.2
Other comprehensive income:
  Unrealized gain on securities of $27.1 (net of
   $16.2 tax expense) net of reclassification
   adjustment for gains included in net income
   of $11.1 (net of $6.4 tax expense) ...........                                                        16.0                  16.0
                                                                                                                           --------
     Total comprehensive income .................                                                                             994.2
                                                  ---------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1998 ......................  730,713,602   $ 931.0   $1,269.4   $4,233.5       $   75.3   $ (569.2)  $5,940.0
===================================================================================================================================
BALANCE DECEMBER 31, 1998 .......................  725,761,718   $ 931.0   $1,247.2   $4,455.8       $   71.8   $ (735.8)  $5,970.0
Common dividends declared .......................                                       (426.0)                              (426.0)
Purchase of treasury stock ......................   (9,418,262)                                                   (310.6)    (310.6)
Issuance of common stock:
  Acquisitions ..................................   10,315,236                (33.0)                               386.3      353.3
  Dividend reinvestment .........................      551,169                 (2.9)                                20.5       17.6
  Stock option and stock
   purchase plans ...............................    3,174,870                (49.7)                               126.4       76.7
                                                  ---------------------------------------------------------------------------------
                                                   730,384,731     931.0    1,161.6    4,029.8           71.8     (513.2)   5,681.0
Comprehensive income
Net Income ......................................                                      1,137.5                              1,137.5
Other comprehensive income:
  Unrealized loss on securities of $100.3 (net of
   $61.5 tax benefit) net of reclassification
   adjustment for losses included in net income
   of $.6 (net of $.3 tax benefit) ..............                                                       (99.7)                (99.7)
                                                                                                                           --------
   Total comprehensive income ...................                                                                           1,037.8
                                                  ---------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1999 ......................  730,384,731   $ 931.0   $1,161.6   $5,167.3       $  (27.9)  $ (513.2)  $6,718.8
===================================================================================================================================

 * DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY.
** ENDING TREASURY SHARES WERE 14,413,126 AT SEPTEMBER 30, 1999; 19,036,139 AT
   DECEMBER 31, 1998; AND 14,075,862 AT SEPTEMBER 30, 1998.


U.S. Bancorp                                                                  19

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                            ---------------------------
(Dollars in Millions)                                                                       September 30   September 30
(Unaudited)                                                                                         1999           1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net cash provided by operating activities ..............................................      $1,900.5       $1,094.4
                                                                                            ---------------------------
INVESTING ACTIVITIES
Net cash provided (used) by:
  Interest-bearing deposits with banks ...................................................           2.2          (10.0)
  Loans outstanding ......................................................................      (3,060.5)      (2,057.9)
  Securities purchased under agreements to resell ........................................         128.7          177.9
Available-for-sale securities:
  Sales ..................................................................................         146.0          169.3
  Maturities .............................................................................       1,154.5        1,288.4
  Purchases ..............................................................................        (916.6)         (66.3)
Proceeds from sales of other real estate .................................................          25.9           37.3
Net purchases of bank premises and equipment .............................................         (69.3)         (85.6)
Sales of loans ...........................................................................       1,720.0            4.9
Purchases of loans .......................................................................        (254.6)        (513.3)
Divestitures of branches .................................................................        (352.0)            --
Acquisitions, net of cash received .......................................................        (220.5)        (685.2)
Cash and cash equivalents of acquired subsidiaries .......................................         107.4             --
Other - net ..............................................................................        (342.1)         (18.2)
                                                                                            ---------------------------
  Net cash used by investing activities ..................................................      (1,930.9)      (1,758.7)
                                                                                            ---------------------------
FINANCING ACTIVITIES
Net cash (used) provided by:
  Deposits ...............................................................................      (2,183.5)        (531.2)
  Federal funds purchased and securities sold under agreements to repurchase .............      (1,026.0)        (253.1)
  Short-term borrowings ..................................................................         246.9         (527.2)
Proceeds from long-term debt .............................................................       4,465.1        4,583.0
Principal payments on long-term debt .....................................................      (2,091.7)      (2,010.2)
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary
  trusts holding solely the junior subordinated debentures of the parent company .........            --          350.0
Proceeds from dividend reinvestment, stock option, and stock purchase plans ..............          94.3          169.9
Repurchase of common stock ...............................................................        (310.6)        (724.7)
Cash dividends ...........................................................................        (426.0)        (389.5)
                                                                                            ---------------------------
  Net cash (used) provided by financing activities .......................................      (1,231.5)         667.0
                                                                                            ---------------------------
  Change in cash and cash equivalents ....................................................      (1,261.9)           2.7
Cash and cash equivalents at beginning of period .........................................       4,855.3        4,801.0
                                                                                            ---------------------------
  Cash and cash equivalents at end of period .............................................      $3,593.4       $4,803.7
=======================================================================================================================


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

     Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 2 "Line of Business Financial Performance" on pages 3 through 7 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE B   ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date was deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier adoption permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

NOTE C   BUSINESS COMBINATIONS AND DIVESTITURES

PENINSULA BANK OF SAN DIEGO On September 2, 1999, the Company announced an agreement to acquire Peninsula Bank of San Diego. With $456 million in assets at June 30, 1999, Peninsula Bank operates 11 branches in San Diego County. The acquisition, which is pending regulatory approval, will be accounted for as a purchase and is expected to close in the first quarter of 2000.

WESTERN BANCORP On May 19, 1999, the Company announced an agreement to acquire Newport Beach-based Western Bancorp. With $2.5 billion in assets at June 30, 1999, Western Bancorp has 31 branches in southern California in Los Angeles, Orange and San Diego counties. The acquisition, which is pending regulatory approval, will be accounted for as a purchase and is expected to close during the fourth quarter of 1999.

BANK OF COMMERCE On July 15, 1999, the Company completed its acquisition of San Diego-based Bank of Commerce, one of the nation's largest SBA lenders. The transaction was accounted for as a purchase acquisition.

OTHER ACQUISITIONS AND DIVESTITURES On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa representing $364 million of deposits. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business.

     On September 17, 1999, the Company completed its acquisition of the investment banking division of The John Nuveen Company, based in Chicago. The division, which focuses on fixed income investment banking, became part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division. On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems, Inc.


U.S. Bancorp                                                                  21

     On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business, which operates offices in Georgia, Florida, and Tennessee. On January 4, 1999, the Company completed its acquisition of Libra Investments, Inc., a privately held Los Angeles- and New York-based investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. Effective December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. In May 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm. These transactions were accounted for as purchase acquisitions.

NOTE D   SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                              September 30, 1999      December 31, 1998
                                            ---------------------------------------------
                                            Amortized        Fair   Amortized        Fair
(Dollars in Millions)                            Cost       Value        Cost       Value
-----------------------------------------------------------------------------------------
U.S. Treasury ...........................      $  391      $  389      $  489      $  500
Mortgage-backed .........................       3,062       3,025       3,395       3,438
Other U.S. agencies .....................         206         206         252         259
State and political .....................       1,119       1,131       1,219       1,255
Other ...................................         328         307         106         125
                                            ---------------------------------------------
 Total ..................................      $5,106      $5,058      $5,461      $5,577
=========================================================================================

NOTE E   LOANS

The composition of the loan portfolio was as follows:

                                                                September 30  December 31
(Dollars in Millions)                                                   1999         1998
-----------------------------------------------------------------------------------------
COMMERCIAL:
  Commercial ..................................................      $28,378      $25,974
  Real estate:
   Commercial mortgage ........................................        8,739        8,193
   Construction ...............................................        3,748        3,069
                                                                -------------------------
     Total commercial .........................................       40,865       37,236
                                                                -------------------------
CONSUMER:
  Home equity and second mortgage .............................        8,477        7,409
  Credit card .................................................        4,042        4,221
  Revolving credit ............................................        1,786        1,686
  Installment .................................................        1,216        1,587
  Student* ....................................................          493          829
                                                                -------------------------
   Subtotal ...................................................       16,014       15,732
  Indirect automobile .........................................          741        2,994
  Residential mortgage ........................................        2,645        3,160
                                                                -------------------------
     Total consumer ...........................................       19,400       21,886
                                                                -------------------------
      Total loans .............................................      $60,265      $59,122
=========================================================================================

* ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS.

     At September 30, 1999, the Company had $258 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended September 30, 1999, the average recorded investment in impaired loans was approximately $255 million. No interest income was recognized on impaired loans during the quarter.


22                                                                  U.S. Bancorp

NOTE F   LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                                 September 30   December 31
(Dollars in Millions)                                                                    1999          1998
-----------------------------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70% to 8.35%) -- maturities to June 2026 .......     $ 2,850       $ 2,850
Step-up subordinated notes -- due August 15, 2005 ...............................         100           100
Floating-rate notes -- due November 15, 1999 ....................................         200           200
Floating-rate notes -- due February 27, 2000 ....................................         250           250
Floating-rate subordinated notes -- due November 30, 2010 .......................          --           107
Federal Home Loan Bank advances (5.25% to 9.11%) -- maturities to October 2026 ..       2,082         2,187
Medium-term notes (5.37% to 6.93%) -- maturities to June 2004 ...................       2,256         1,675
Bank notes (5.25% to 6.38%) -- maturities to November 2005 ......................       7,814         6,209
Euro medium-term notes -- due April 13, 2004 ....................................         400            --
Other ...........................................................................         203           203
                                                                                  -------------------------
 Total ..........................................................................     $16,155       $13,781
===========================================================================================================

     In May 1999, the Company called $107 million of its floating-rate subordinated notes due November 30, 2010, in accordance with its call provisions.

     In April, the Company issued $400 million variable-rate Euro medium-term notes due April 13, 2004. The interest rate for each quarterly period is three-month LIBOR plus .15 percent.


NOTE G   SHAREHOLDERS' EQUITY

The Company issued 10,315,236 shares of common stock with an aggregate value of $353.3 million in connection with acquisitions during the nine months ended September 30, 1999.

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over the period ending March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under this program, the Company repurchased 34.0 million shares for $1.3 billion, including 9.4 million shares for $310.6 million for the nine months ended September 30, 1999.


NOTE H   EARNINGS PER SHARE

The components of earnings per share were:

                                                                               Three Months Ended             Nine Months Ended
                                                                          ----------------------------   ---------------------------
                                                                           September 30   September 30   September 30   September 30
(Dollars in Millions, Except Per Share Data)                                       1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Net income to common stockholders ......................................   $      396.4   $      329.1   $    1,137.5   $      978.2
                                                                          ==========================================================
Average shares outstanding .............................................    726,506,673    734,577,075    724,141,996    737,623,506
                                                                          ==========================================================
Earnings per share .....................................................   $        .55   $        .45   $       1.57   $       1.33
                                                                          ==========================================================
DILUTED EARNINGS PER SHARE:
Net income to common stockholders ......................................   $      396.4   $      329.1   $    1,137.5   $      978.2
                                                                          ==========================================================
Average shares outstanding .............................................    726,506,673    734,577,075    724,141,996    737,623,506
Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury stock method using
 average market price ..................................................      5,088,017     10,163,113      5,534,580     11,289,979
                                                                          ----------------------------------------------------------
Dilutive common shares outstanding .....................................    731,594,690    744,740,188    729,676,576    748,913,485
                                                                          ==========================================================
Diluted earnings per share .............................................   $        .54   $        .44   $       1.56   $       1.31
 ===================================================================================================================================


U.S. Bancorp                                                                  23

NOTE I   INCOME TAXES

The components of income tax expense were:

                                                                      Three Months Ended          Nine Months Ended
                                                                  ------------------------------------------------------
                                                                  September 30  September 30  September 30  September 30
(Dollars in Millions)                                                     1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------------------
FEDERAL:
Current tax .....................................................       $177.9        $165.1        $492.4        $463.1
Deferred tax provision (credit) .................................         18.5           (.3)         56.7          26.3
                                                                  ------------------------------------------------------
  Federal income tax ............................................        196.4         164.8         549.1         489.4
STATE:
Current tax .....................................................         23.8          24.1          85.3          74.6
Deferred tax provision ..........................................          4.5           1.5          12.1           3.6
                                                                  ------------------------------------------------------
  State income tax ..............................................         28.3          25.6          97.4          78.2
                                                                  ------------------------------------------------------
  Total income tax provision ....................................       $224.7        $190.4        $646.5        $567.6
========================================================================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                       Three Months Ended         Nine Months Ended
                                                                  ------------------------------------------------------
                                                                  September 30  September 30  September 30  September 30
(Dollars in Millions)                                                     1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%) ......................................      $217.4        $181.8        $624.4        $541.0
State income tax, at statutory rates, net of federal tax benefit .        18.4          16.6          63.3          50.8
Tax effect of:
  Tax-exempt interest:
   Loans .........................................................        (2.2)         (2.4)         (6.8)         (8.6)
   Securities ....................................................        (5.5)         (5.8)        (16.9)        (17.2)
  Amortization of nondeductible goodwill .........................        10.3           8.9          29.1          23.6
  Tax credits and other items ....................................       (13.7)         (8.7)        (46.6)        (22.0)
                                                                  ------------------------------------------------------
Applicable income taxes ..........................................      $224.7        $190.4        $646.5        $567.6
========================================================================================================================

     The Company's net deferred tax asset was $145.4 million at September 30, 1999, and $261.3 million at December 31, 1998.

NOTE J   MERGER AND INTEGRATION CHARGES

During 1999, the Company recorded $34.7 million of nonrecurring expense related to the integration of the Company's various acquisitions. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                                                     Nine Months Ended
(Dollars in Millions)                                               September 30, 1999
--------------------------------------------------------------------------------------
Balance at December 31, 1998 .....................................            $  126.7
Provision charged to operating expense ...........................                34.7
Cash outlays .....................................................               (59.9)
Transfer to tax liabilities* .....................................               (33.8)
Additions related to purchase acquisitions .......................                14.2
Noncash writedowns ...............................................               (17.6)
                                                                    ------------------
Balance at September 30, 1999 ....................................            $   64.3
======================================================================================

* THE LIABILITY RELATES TO CERTAIN SEVERANCE RELATED ITEMS.

The components of the merger and integration accrual were as follows:

                                                             September 30  December 31
(Dollars in Millions)                                                1999         1998
--------------------------------------------------------------------------------------
Severance .................................................     $  36.0       $   98.1
Other employee related costs ..............................         9.0            7.2
Lease terminations and  facility costs ....................        11.0            7.4
Contracts and system writeoffs ............................         4.7           10.4
Other .....................................................         3.6            3.6
                                                             ------------------------
Total .....................................................     $  64.3       $  126.7
======================================================================================

     Employee termination plans were developed in connection with the acquisitions of U.S. Bancorp of Portland, Oregon, Piper Jaffray Companies Inc., Northwest Bancshares, Inc., Zappco, Inc., Bank of Commerce and other acquisitions. The severance amounts are determined based on the Company's existing

24                                                                  U.S. Bancorp
severance pay programs under which benefits are paid out over a period of up to two years from the time of termination. With respect to completed acquisitions, additional merger-related charges of approximately $15.0 million and $19.5 million on a pre-tax basis are expected to be incurred in 1999 and 2000, respectively.

NOTE K COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate and market risk. These instruments carry varying degrees of credit, interest rate and liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                                 September 30  December 31
(Dollars in Millions)                                                                    1999         1998
----------------------------------------------------------------------------------------------------------
Commitments to extend credit:
  Commercial ...................................................................      $26,530      $25,023
  Corporate and purchasing cards ...............................................       17,371       24,758
  Consumer credit cards ........................................................       15,241       14,982
  Other consumer ...............................................................        6,498        7,020
Letters of credit:
  Standby ......................................................................        3,225        3,241
  Commercial ...................................................................          301          309
Interest rate swap contracts:
  Hedges .......................................................................        7,985        7,239
  Intermediated ................................................................          615          740
Options contracts:
  Hedge interest rate floors purchased .........................................          500          500
  Intermediated interest rate and foreign exchange caps and floors purchased ...          304          360
  Intermediated interest rate and foreign exchange caps and floors written .....          304          360
Futures and forward contracts ..................................................           37           10
Recourse on assets sold ........................................................          114           37
Foreign currency commitments:
  Commitments to purchase ......................................................        1,304          812
  Commitments to sell ..........................................................        1,299          806
Commitments from securities lending ............................................          507          342
==========================================================================================================

     The Company received fixed-rate interest and paid floating-rate interest on all swap hedges as of September 30, 1999. Activity for the nine months ended September 30, 1999, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:

(Dollars in Millions)
----------------------------------------------------------------------------------------------------------
Notional amount outstanding at December 31, 1998 .............................................     $ 7,239
Additions ....................................................................................       4,111
Maturities ...................................................................................      (1,772)
Terminations .................................................................................      (1,593)
                                                                                                   -------
Notional amount outstanding at September 30, 1999 ............................................     $ 7,985
==========================================================================================================
Weighted average interest rates paid .........................................................        5.39%
Weighted average interest rates received .....................................................        6.19
==========================================================================================================

     LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 1.95 years at September 30, 1999, and $500 million with an average remaining maturity of 2.7 years at December 31, 1998, hedged floating-rate commercial loans. The strike rate on these LIBOR-based floors was
4.63 percent at September 30, 1999, and December 31, 1998.

     Net unamortized deferred losses relating to swaps, options and futures were $10.5 million at September 30, 1999.


U.S. Bancorp                                                                  25

NOTE L   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $4,722 million and $2,823 million at September 30, 1999, and December 31, 1998, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                                                 Nine Months Ended
                                                                                           ---------------------------
                                                                                            September 30  September 30
(Dollars in Millions)                                                                               1999          1998
----------------------------------------------------------------------------------------------------------------------
Income taxes paid ........................................................................     $   429.5     $    372.8
Interest paid ............................................................................       1,708.8        1,730.5
Net noncash transfers to foreclosed property .............................................          26.7           18.4
Change in unrealized gain (loss) on available-for-sale securities, net of taxes of $61.2
  in 1999 and $9.8 in 1998 ...............................................................         (99.7)          16.0
                                                                                            ===========================
Cash acquisitions of businesses:
  Fair value of noncash assets acquired ..................................................     $   250.3     $  1,802.8
  Liabilities assumed ....................................................................         (29.8)      (1,117.6)
                                                                                            ---------------------------
   Net ...................................................................................     $   220.5     $    685.2
                                                                                            ===========================
Stock acquisitions of businesses:
  Fair value of noncash assets acquired ..................................................     $   798.2     $       --
  Net cash acquired ......................................................................         107.4             --
  Liabilities assumed ....................................................................        (552.3)            --
                                                                                            ---------------------------
   Net value of common stock issued ......................................................     $   353.3     $       --
=======================================================================================================================


26                                                                  U.S. Bancorp

      CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                       For the Three Months Ended September 30
                                                                         1999                          1998
                                                             ---------------------------------------------------------------------
                                                                                  Yields                         Yields   % Change
(Dollars In Millions)                                                                and                            and    Average
(Unaudited)                                                   Balance  Interest    Rates     Balance  Interest    Rates    Balance
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
 U.S. Treasury .............................................  $   397   $   5.6     5.60%    $   532   $   7.8     5.82%     (25.4)%
 Mortgage-backed ...........................................    3,173      53.1     6.64       3,432      57.8     6.68       (7.5)
 State and political .......................................    1,118      21.4     7.59       1,258      24.4     7.70      (11.1)
 U.S. agencies and other ...................................      537       5.1     3.77         381       5.3     5.52       40.9
                                                             ------------------             ------------------
  Total available-for-sale securities ......................    5,225      85.2     6.47       5,603      95.3     6.75       (6.7)
  Unrealized gain (loss) on available-for-sale securities ..      (36)                            94                            **
                                                             --------                       --------
  Net available-for-sale securities ........................    5,189                          5,697                          (8.9)
Trading account securities .................................      659      10.5     6.32         350       6.1     6.91       88.3
Federal funds sold and resale agreements ...................      501       5.6     4.43         622       9.0     5.74      (19.5)
Loans:
 Commercial:
  Commercial ...............................................   27,614     531.5     7.64      24,806     495.5     7.92       11.3
  Real estate:
   Commercial mortgage .....................................    8,654     183.7     8.42       8,066     178.0     8.76        7.3
   Construction ............................................    3,734      83.3     8.85       2,704      61.1     8.96       38.1
                                                             ------------------             ------------------
   Total commercial ........................................   40,002     798.5     7.92      35,576     734.6     8.19       12.4
 Consumer:
  Home equity and second mortgage ..........................    8,258     197.5     9.49       6,207     150.1     9.59       33.0
  Credit card ..............................................    4,009     136.9    13.55       4,076     130.7    12.72       (1.6)
  Other ....................................................    6,398     152.2     9.44       6,876     168.5     9.72       (7.0)
                                                             ------------------             ------------------
   Subtotal ................................................   18,665     486.6    10.34      17,159     449.3    10.39        8.8
  Residential mortgage .....................................    2,682      51.1     7.56       3,439      66.5     7.67      (22.0)
                                                             ------------------             ------------------
   Total consumer ..........................................   21,347     537.7     9.99      20,598     515.8     9.93        3.6
                                                             ------------------             ------------------
   Total loans .............................................   61,349   1,336.2     8.64      56,174   1,250.4     8.83        9.2
 Allowance for credit losses ...............................      993                            998                           (.5)
                                                             --------                       --------
  Net loans ................................................   60,356                         55,176                           9.4
Other earning assets .......................................    1,537      24.6     6.35       1,245      21.5     6.85       23.5
                                                             ------------------             ------------------
   Total earning assets* ...................................   69,271   1,462.1     8.37      63,994   1,382.3     8.57        8.2
Other assets ...............................................    9,458                          8,993                           5.2
                                                             --------                       --------
   Total assets ............................................  $77,700                        $72,083                           7.8%
                                                             ========                       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ...............................  $13,655                        $13,514                           1.0%
Interest-bearing deposits:
 Interest checking .........................................    6,028      28.2     1.86       5,603      27.0     1.91        7.6
 Money market accounts .....................................   11,990     104.0     3.44      11,374     114.6     4.00        5.4
 Other savings accounts ....................................    2,241      10.5     1.86       2,424      13.1     2.14       (7.5)
 Savings certificates ......................................    9,432     117.8     4.96      11,060     152.7     5.48      (14.7)
 Certificates over $100,000 ................................    4,370      58.2     5.28       3,025      43.9     5.76       44.5
                                                             ------------------             ------------------
  Total interest-bearing deposits ..........................   34,061     318.7     3.71      33,486     351.3     4.16        1.7
Short-term borrowings ......................................    4,309      61.3     5.64       3,881      60.0     6.13       11.0
Long-term debt .............................................   15,733     217.8     5.49      11,658     171.8     5.85       35.0
Company-obligated mandatorily redeemable preferred
 securities ................................................      950      19.3     8.06         950      20.3     8.48         --
                                                             ------------------             ------------------
   Total interest-bearing liabilities ......................   55,053     617.1     4.45      49,975     603.4     4.79       10.2
Other liabilities ..........................................    2,404                          2,494                          (3.6)
Common equity ..............................................    6,611                          6,041                           9.4
Accumulated other comprehensive income .....................      (23)                            59                            **
                                                             --------                       --------
   Total liabilities and shareholders' equity ..............  $77,700                        $72,083                           7.8%
                                                             ========                       ========
Net interest income ........................................            $ 845.0                        $ 778.9
                                                                       ========                       ========
Gross interest margin ......................................                        3.92%                          3.78%
                                                                                   ======                         ======
Gross interest margin without taxable-equivalent
 increments ................................................                        3.86%                          3.70%
                                                                                   ======                         ======
Net interest margin ........................................                        4.84%                          4.83%
                                                                                   ======                         ======
Net interest margin without taxable-equivalent
 increments ................................................                        4.78%                          4.75%
========================================================================================================================

   INTEREST AND RATES ARE PRESENTED ON A FULLY TAXABLE-EQUIVALENT BASIS UNDER A TAX RATE OF 35 PERCENT.
   INTEREST INCOME AND RATES ON LOANS INCLUDE LOAN FEES. NONACCRUAL LOANS ARE INCLUDED IN AVERAGE LOAN BALANCES.
 * BEFORE DEDUCTING THE ALLOWANCE FOR CREDIT LOSSES AND EXCLUDING THE UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE SECURITIES.
** NOT MEANINGFUL.

U.S. Bancorp                                                                  27

     CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                                       For the Nine Months Ended September 30
                                                                         1999                          1998
                                                             ---------------------------------------------------------------------
                                                                                  Yields                         Yields   % Change
(Dollars In Millions)                                                                and                            and    Average
(Unaudited)                                                   Balance  Interest    Rates     Balance  Interest    Rates    Balance
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities:
 U.S. Treasury ............................................   $   438   $  18.6      5.68%   $   591   $  25.8     5.84%     (25.9)%
 Mortgage-backed ..........................................     3,180     156.1      6.56      3,765     191.2     6.79      (15.5)
 State and political ......................................     1,146      65.1      7.59      1,268      74.0     7.80       (9.6)
 U.S. agencies and other ..................................       430      13.0      4.04        415      17.0     5.48        3.6
                                                             ------------------             -----------------
  Total available-for-sale securities .....................     5,194     252.8      6.51      6,039     308.0     6.82      (14.0)
  Unrealized gain on available-for-sale securities ........        45                             92                         (51.1)
                                                             --------                       --------
  Net available-for-sale securities .......................     5,239                          6,131                         (14.5)
Trading account securities ................................       600      29.5      6.57        239      11.3     6.32         **
Federal funds sold and resale agreements ..................       515      16.1      4.18        686      28.6     5.57      (24.9)
Loans:
 Commercial:
  Commercial ..............................................    26,841   1,510.1      7.52     24,192   1,454.8     8.04       10.9
  Real estate:
   Commercial mortgage ....................................     8,427     532.0      8.44      8,127     535.5     8.81        3.7
   Construction ...........................................     3,529     232.2      8.80      2,560     177.5     9.27       37.9
                                                             ------------------             -----------------
   Total commercial .......................................    38,797   2,274.3      7.84     34,879   2,167.8     8.31       11.2
 Consumer:
  Home equity and second mortgage .........................     7,852     554.2      9.44      6,025     431.5     9.58       30.3
  Credit card .............................................     4,003     387.8     12.95      4,000     379.3    12.68         .1
  Other ...................................................     6,773     473.0      9.34      6,730     488.7     9.71         .6
                                                             ------------------             -----------------
   Subtotal ...............................................    18,628   1,415.0     10.16     16,755   1,299.5    10.37       11.2
  Residential mortgage ....................................     2,834     163.6      7.72      3,782     221.4     7.83      (25.1)
                                                             ------------------             -----------------
   Total consumer .........................................    21,462   1,578.6      9.83     20,537   1,520.9     9.90        4.5
                                                             ------------------             -----------------
   Total loans ............................................    60,259   3,852.9      8.55     55,416   3,688.7     8.90        8.7
 Allowance for credit losses ..............................       994                          1,002                           (.8)
                                                             --------                       --------
  Net loans ...............................................    59,265                         54,414                           8.9
Other earning assets ......................................     1,437      69.1      6.43        979      46.4     6.34       46.8
                                                             ------------------             -----------------
   Total earning assets* ..................................    68,005   4,220.4      8.30     63,359   4,083.0     8.62        7.3
Other assets ..............................................     9,247                          8,677                           6.6
                                                             --------                       --------
   Total assets ...........................................   $76,303                        $71,126                           7.3%
                                                             ========                       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits ..............................   $13,585                        $13,285                           2.3%
Interest-bearing deposits:
 Interest checking ........................................     6,051      80.3      1.77      5,733      78.0     1.82        5.5
 Money market accounts ....................................    12,100     310.7      3.43     10,990     325.5     3.96       10.1
 Other savings accounts ...................................     2,244      30.0      1.79      2,519      40.1     2.13      (10.9)
 Savings certificates .....................................     9,733     359.7      4.94     11,521     474.0     5.50      (15.5)
 Certificates over $100,000 ...............................     4,059     158.4      5.22      3,189     141.0     5.91       27.3
                                                             ------------------             -----------------
  Total interest-bearing deposits .........................    34,187     939.1      3.67     33,952   1,058.6     4.17         .7
Short-term borrowings .....................................     4,224     169.3      5.36      3,654     162.5     5.95       15.6
Long-term debt ............................................    14,712     592.3      5.38     10,942     486.0     5.94       34.5
Company-obligated mandatorily redeemable preferred
 securities ...............................................       950      58.0      8.16        835      51.1     8.18       13.8
                                                             ------------------             -----------------
   Total interest-bearing liabilities .....................    54,073   1,758.7      4.35     49,383   1,758.2     4.76        9.5
Other liabilities .........................................     2,314                          2,350                          (1.5)
Common equity .............................................     6,303                          6,050                           4.2
Accumulated other comprehensive income ....................        28                             58                         (51.7)
                                                             --------                       --------
   Total liabilities and shareholders' equity .............   $76,303                        $71,126                           7.3%
                                                             ========                       ========
Net interest income .......................................            $2,461.7                       $2,324.8
                                                                       ========                       ========
Gross interest margin ................................                               3.95%                         3.86%
                                                                                    ======                         =====
Gross interest margin without taxable-equivalent
 increments ..........................................                               3.89%                         3.77%
                                                                                    ======                         =====
Net interest margin ..................................                               4.84%                         4.91%
                                                                                    ======                         =====
Net interest margin without taxable-equivalent
 increments ..........................................                               4.78%                         4.82%
=======================================================================================================================

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        12   Computation of Ratio of Earnings to Fixed Charges.
        27   Article 9 Financial Data Schedule.*

* COPIES OF THIS EXHIBIT WILL BE FURNISHED UPON REQUEST AND PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING THE EXHIBIT.

(b)  REPORTS ON FORM 8-K

     During the three months ended September 30, 1999, the Company filed no Current Reports on Form 8-K.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  U.S. BANCORP

                                  By:  /S/ TERRANCE R. DOLAN
                                      ------------------------------------------
                                       Terrance R. Dolan
                                       Senior Vice President and Controller
                                       (Chief Accounting Officer and Duly
DATE: November 12, 1999                Authorized Officer)


U.S. Bancorp                                                                  29

                 (This page has been left blank intentionally.)

                 (This page has been left blank intentionally.)

                 (This page has been left blank intentionally.)

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