Form 10-K405
period 1999-12-31
US BANCORP \DE\
filed 2000-02-25
CIK 36104

1999 ANNUAL REPORT AND FORM 10-K







[LOGO]

U.S. BANCORP


CONTENTS

  2  Letter to Shareholders

  6  Customer Solutions

      6  Wholesale Banking

     10  Consumer Banking

     12  Payment Systems

     14  Wealth Management and Capital Markets

 16  Management's Discussion
     and Analysis

 39  Consolidated Financial Statements

 67  Five-Year Consolidated Financial Statements

 69  Quarterly Consolidated Financial Data

 72  Supplemental
     Financial Data

 74  Form 10-K

 78  Executive Officers

 80  Directors

 81  Corporate Data

ABOUT THE COMPANY

     U.S. Bancorp-Registered Trademark- is a multistate bank holding company with headquarters in Minneapolis, Minnesota. We offer a comprehensive range of financial solutions to meet the needs of businesses, institutions, government entities and individuals. The nation's 11th largest bank holding company, U.S. Bancorp assets totaled $82 billion at December 31, 1999.

     U.S. Bancorp ranks among the top-performing U.S. bank holding companies in terms of profitability and efficiency. We reported 1999 return on average assets of 2.01 percent, return on average common equity of 23.6 percent, and an efficiency ratio of 50.5 percent, before merger-related charges and available-for-sale securities transactions.

     U.S. Bancorp serves millions of banking customers principally in 16 states from the Midwest to the Rocky Mountains to the West Coast. For larger businesses and affluent clients with more complex needs, we provide relationship-driven, customized solutions. For retail customers, including individuals and small businesses, we focus on providing anytime, anywhere access to high-quality products and services. We also offer specialized expertise and leadership covering a broad financial spectrum including electronic payment systems, corporate trust services, asset management, investment banking and securities brokerage.

     U.S. Bancorp is committed to satisfying customers and creating shareholder value. Our four business lines--Wholesale Banking, Consumer Banking, Payment Systems, and Wealth Management and Capital Markets--focus on fulfilling these commitments to customers and shareholders.

     U.S. Bancorp is listed on the New York Stock Exchange under the ticker symbol USB. Our Internet home page is located at www.usbank.com.

FINANCIAL SUMMARY

                                                                                                                      Percent Change
(Dollars in Millions, Except Per Share Data)                                                     1999         1998       1998-1999
--------------------------------------------                                                     ----         ----       ---------
Income before merger-related charges and available-for-sale securities transactions ......   $  1,546.5     $  1,455.8        6.2%
Merger-related charges and available-for-sale securities transactions ....................        (40.0)        (128.4)     (68.8)
Net income ...............................................................................   $  1,506.5     $  1,327.4       13.5
                                                                                             ----------     -----------
PER COMMON SHARE BEFORE MERGER-RELATED CHARGES AND
     AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Earnings per share .......................................................................   $     2.13     $     1.98        7.6
Diluted earnings per share ...............................................................         2.11           1.96        7.7
Earnings on a cash basis (diluted)* ......................................................         2.34           2.15        8.8

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
     AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets .................................................................         2.01%          2.03%
Return on average common equity ..........................................................         23.6           24.1
Efficiency ratio .........................................................................         50.5           49.1
Banking efficiency ratio** ...............................................................         43.2           44.2
                                                                                             ----------     ----------
PER COMMON SHARE
Earnings per share .......................................................................   $     2.07     $     1.81       14.4
Diluted earnings per share ...............................................................         2.06           1.78       15.7
Earnings on a cash basis (diluted)* ......................................................         2.28           1.98       15.2
Dividends paid ...........................................................................          .78            .70       11.4
Common shareholders' equity ..............................................................        10.14           8.23       23.2

FINANCIAL RATIOS
Return on average assets .................................................................         1.96%          1.85%
Return on average common equity ..........................................................         23.0           21.9
Efficiency ratio .........................................................................         51.6           53.1
Net interest margin (taxable-equivalent basis) ...........................................         4.83           4.87
                                                                                             ----------     ----------

AT YEAR END
Loans ....................................................................................   $   62,885     $   59,122        6.4
Allowance for credit losses ..............................................................          995          1,001        (.6)
Assets ...................................................................................       81,530         76,438        6.7
Total shareholders' equity ...............................................................        7,638          5,970       27.9
Tangible common equity to total assets*** ................................................          6.5%           6.0%
Tier 1 capital ratio .....................................................................          6.8            6.4
Total risk-based capital ratio ...........................................................         11.1           10.9
Leverage ratio ...........................................................................          7.4            6.8

--------------------------------------------------------------------------------
* Calculated by adding amortization of goodwill and other intangible assets to operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) and net income, respectively.

**   Without investment banking and brokerage activity.

*** Defined as common equity less goodwill as a percentage of total assets less goodwill.

     FORWARD-LOOKING STATEMENTS
     This Annual Report and Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following: (i) the Company's investments in its consumer banking, payment systems and wealth management businesses and in its Internet development could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to Company earnings; (ii) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality or a reduced demand for credit or fee-based products and services; (iii) changes in the domestic interest rate environment could reduce net interest income; (iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

     Graphs illustrate the following information:

     Return on average common equity* (percent)
     1995: 18.4
     1996: 20.0
     1997: 22.1
     1998: 24.1
     1999: 23.6

     Return on average assets* (percent)
     1995: 1.52
     1996: 1.71
     1997: 1.83
     1998: 2.03
     1999: 2.01

     Diluted earnings per share* (dollars)
     1995: 1.24
     1996: 1.49
     1997: 1.68
     1998: 1.96
     1999: 2.11

     Efficiency ratio* (percent)
     1995: 56.6
     1996: 52.8
     1997: 48.8
     1998: 49.1
     1999: 50.5

     Shareholders' equity to assets ratio (percent)
     1995: 8.1
     1996: 8.3
     1997: 8.3
     1998: 7.8
     1999: 9.4

     *Before merger-related charges and available-for-sale securities transactions.

U.S.BANCORP                                                                 1

TO OUR SHAREHOLDERS

DESPITE A YEAR OF RECORD EARNINGS IN 1999, OUR GROWTH RATE AND OUR STOCK'S PERFORMANCE WERE, IN A WORD, DISAPPOINTING. BECAUSE MOST OF OUR BUSINESSES PERFORMED WELL, U.S. BANCORP CONTINUES TO BE ONE OF THE NATION'S MOST PROFITABLE MAJOR BANKS WITH A 1999 OPERATING RETURN ON ASSETS OF 2.01 PERCENT AND AN OPERATING RETURN ON COMMON EQUITY OF 23.6 PERCENT. HOWEVER, WE EXPERIENCED LOW GROWTH IN OUR CONSUMER BANKING BUSINESS, WHICH ACCOUNTS FOR NEARLY ONE-THIRD OF OUR EARNINGS, AND, AS A RESULT, WE FELL SHORT OF OUR OWN EXPECTATIONS FOR OVERALL GROWTH.

[Photo of John F. Grundhofer, chairman and chief executive officer]

JOHN F. GRUNDHOFER
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

As employees and shareholders, the people of U.S. Bancorp share your disappointment in the year's results and its effect on our stock price, but we look to the future with confidence. In fact, in my 10 years as CEO, I have never been more optimistic about U.S. Bancorp than I am today. We have a tremendous company with leadership positions in some of the nation's most attractive growth markets. We have highly competitive products, strong technology and superb people.

     In many ways, U.S. Bancorp is at a new stage in its evolution as a leader in the financial services industry. In the early 1990s, we standardized our products, centralized our operations and automated our processes to achieve the efficiencies that made us a leader in a rapidly consolidating industry. These advantages are important core competencies that will help us succeed as we enter a new era that is more dependent upon internal revenue growth than growth by acquisition.

     Our highly integrated technology is a strategic advantage as we pursue the enormous opportunities emerging from Internet commerce for businesses and consumers. Over the past decade we have created a powerful technology platform that supports all of our businesses, enabling us to deliver a quality customer experience regardless of how customers choose to do business with us-by branch, telephone, automated teller machine or the Internet.

     This platform, combined with our leadership position in payment processing, will help us accelerate our growth as we build scalable e-commerce solutions to meet our


2                                                                   U.S. BANCORP
customers' needs for more sophisticated and integrated solutions. We will deliver on our promise to simplify their lives by offering anytime, anywhere access to a comprehensive range of financial solutions.

These efforts, along with actions to improve our Consumer Banking business, will help U.S. Bancorp achieve its previously stated long-term objective of 12 to 15 percent earnings per share growth in 2001 and beyond.

PLANNING FOR FUTURE GROWTH

This past year we created a new management structure, which included the formation of the Senior Management Operating Committee. It is composed of leaders representing all of our major business, operations and corporate units. Each of our business segments now benefits from the direct leadership of a dedicated executive manager.

In addition, Philip G. Heasley was named President and Chief Operating Officer, responsible for the daily operations of the company. Phil's strategic vision, understanding of technology and proven leadership made him an ideal choice. We have built a focused management team that is facilitating cooperation and communication across our business lines.

     - WHOLESALE BANKING We continue to enhance the level of service we provide our business clients through customized solutions, including creative financing and online tools that enable integrated account management.

     For example, clients can electronically access depository and treasury management account information, initiate their own transactions (e.g., wire transfer, stop payments), view check images, sign up for corporate, purchasing and fleet cards and issue foreign drafts-all with the click of a mouse. Our powerful technology-based solutions offer great convenience to our business clients.

     - CONSUMER BANKING Over the last year, our consumer banking business revenues have not grown at the pace we would have liked and as a result, we are implementing several initiatives to rejuvenate this portion of our business.

     We are focusing on enhancing our customers' experience with us to increase their satisfaction and loyalty. We are investing across the board in our people, technology and processes. This includes hiring additional tellers, telephone service representatives and small business bankers. We are investing in more and better tools for serving customers, including additional branches and sales offices, new lobby technology and enhanced online banking capabilities.

     For example, we are initiating Lobby 2000, a new teller platform that will simplify our tellers' jobs, reduce errors, speed transactions and allow us to more quickly identify customer needs. Lobby 2000 will be launched later this year.

     We are also revising our incentive plans for managers, tellers and personal bankers to place more emphasis on customer retention and satisfaction. These initiatives, in conjunction with several others underway, will help us strengthen our consumer banking business.

     - PAYMENT SYSTEMS Payment systems is perhaps the largest opportunity in financial services, representing the process by which trillions of dollars of transactions are completed each year. The explosive growth of the Internet is creating a new marketplace of tremendous proportions that is redefining the world of payment processing-and creating enormous opportunities for U.S. Bancorp. Business-to-business e-commerce transactions alone are expected to grow to $2.3 trillion by 2004 and to $12.2 trillion by 2010. The winners in processing these complex transactions will be companies that can quickly automate critical verification, financial and fulfillment capabilities on the Web. Coupled with our core legacy capabilities, our new digital technology will enable us to deliver wholly integrated customer solutions that outpace the non-integrated products that are being introduced to the marketplace.

     At U.S. Bancorp, we are leveraging our position of strength. The nation's largest provider of Visa Corporate cards in sales volume and a pioneer of purchasing cards, we have already successfully launched new e-commerce


                  "The explosive growth of the Internet is...
        redefining the world of payment processing-and creating enormous opportunities for U.S. Bancorp."


U.S. BANCORP                                                                   3

                                                                       [GRAPH]

Graph illustrates the following information: U.S. Bancorp cumulative total shareholder return*

Index: 12/31/89=$100
USB=U.S. Bancorp Common Stock
KBW=Keefe, Bruyette & Woods 50 Bank Index
S&P=Standard & Poor's Index of 500 Stocks


YEAR                        USB             KBW            S&P
1989:                       100             100            100
1990:                        83              72             97
1991:                       159             114            126
1992:                       193             145            136
1993:                       217             153            150
1994:                       243             145            152
1995:                       375             232            209
1996:                       529             329            257
1997:                       886             480            342
1998:                       858             520            439
1999:                       591             502            531

*Capital appreciation plus dividends


$100 invested in U.S. Bancorp common stock on December 31, 1989 would have been worth $591 at year-end 1999. That compares with $502 for the KBW 50 Bank Index and $531 for the S&P 500 stock index.

As with any investment, past performance is no guarantee of future results.

solutions. The U.S. Department of Defense and several major corporations have adopted U.S. Bank-Registered Trademark- PowerTrack-Registered Trademark-, our proprietary Internet-based freight payment system. The multi-billion dollar freight shipment industry represents a significant growth opportunity. No competitor has anything like PowerTrack, which makes conventional freight payment processing obsolete.

     We are developing additional payment systems solutions through key alliances and acquisitions. Last year we began working with Ariba, Inc., the leader in business-to-business e-commerce solutions. In 1999 we also acquired Mellon Network Services' electronic funds transfer processing unit, which both complements and extends our payment processing services, which include point-of-sale and debit card processing, ATM terminal driving, card issuance and gateways to networks, both regional and national. The acquisition of Voyager Fleet Systems, Inc., made us one of the largest providers of fleet card services for state and federal government agencies and extends our capabilities for the wide array of corporate customers we serve.

     - WEALTH MANAGEMENT AND CAPITAL MARKETS The tremendous wealth being created through e-commerce, the generational shift in wealth to baby boomers, and the increasing public acceptance of investment products bodes well for the continued strong growth of Wealth Management.

     Equity Capital Markets nearly doubled the number and value of its investment banking transactions in 1999. U.S. Bancorp Piper Jaffray-Registered Trademark- ended the year as the ninth ranked investment bank in total number of initial public offerings (IPOs) and the seventh ranked investment bank in technology IPOs nationally. We are focused on growth industries including technology, health care, consumer, industrial growth and financial institutions.

     We are integrating our U.S. Bancorp Piper Jaffray services with our U.S. Bank Institutional Financial Services and Private Financial Services to deliver seamless investment and banking services to our clients. We have implemented processes for improving quality to ensure consistent competitive performance and are maximizing the complementary cross-sell opportunities between U.S. Bank and U.S. Bancorp Piper Jaffray.

     - CHANNELS Providing a wide range of customer-enabled channels is a priority. We are investing to strengthen our channels, which are linked by customer-centered technology. Our goal is to create a high-quality customer experience based on how a customer chooses to do business with us.

     In addition to the investments in our approximately 1,000 banking offices, in 1999 we accelerated our investment in our Internet banking capabilities. Unlike some competitors, we do not view online banking as a separate business, but rather another important means for delivering anytime, anywhere access to our customers.

     - MARKETS U.S. Bancorp has excellent market positions and geographic reach. Last year we expanded our presence in California. Through the acquisitions of Bank of Commerce, Western Bancorp and Peninsula Bank in southern California, we further leveraged our technology, products and services in attractive new markets for U.S. Bank. With the acquisition of Bank of Commerce, U.S. Bank also became one of the largest U.S. Small Business Administration (SBA) lenders in the nation.


4                                                                   U.S. BANCORP

     - CAPITAL MANAGEMENT Long-term investors in U.S. Bancorp know that we strongly believe in actively managing our capital to maximize value for shareholders. In addition to acquisitions and investing in our businesses, last year we bought back 16.6 million shares of common stock under a $2.5 billion share repurchase program authorized in June 1998. Under this program, we have repurchased shares totaling $1.5 billion. On February 16, 2000, the Board of Directors replaced the program with a new authorization to repurchase up to $2.5 billion of common stock through March 31, 2002.

     The Board of Directors also increased the quarterly dividend to 21.50 cents from 19.50 cents, a 10.3 percent increase. It was our ninth consecutive annual increase.

OUR PEOPLE AND COMMUNITIES

The future of U.S. Bancorp is its people-people who care about our customers, their communities, shareholders and each other. We strive to deepen customer relationships and improve the quality of life in the communities where we work and live.

     Our employees are bullish on U.S. Bancorp. Our top 400 managers have a significant portion of their personal wealth tied to the success of U.S. Bancorp through stock ownership targets that range from 80 percent to 550 percent of their base pay. Collectively, we increased our stake in U.S. Bancorp stock during 1999.

     As a company, we strongly believe in investing our time, talent and financial resources to improve our communities. We accomplish this objective by supporting social, economic, educational and cultural programs. Our community investment program is responsive and expansive. In 1999 we contributed more than $45 million in cash grants, loan assistance, sponsorships, employee volunteer time and in-kind donations to local organizations throughout our banking region. In addition, we made more than $500 million in loans and investments in support of affordable housing and economic revitalization initiatives. Our employees also gave generously of their time, talents and dollars through volunteerism and charitable contributions.

     Our Directors, like our employees, are dedicated individuals whose interests are aligned with those of our shareholders. Their guidance has been instrumental in positioning U.S. Bancorp for the future. Edward J. Phillips, a 12-year board member, will retire at our annual meeting on April 19, 2000. We thank him for his service.

     I would also like to personally thank three of our Vice Chairmen for their years of leadership at U.S. Bancorp. Robert D. Sznewajs, who oversaw the consumer branch group during the First Bank System/U.S. Bancorp integration, left to pursue other opportunities. Gary T. Duim, who also played an instrumental role throughout the integration process, has announced that he will retire this summer. And finally, Richard A. Zona, who helped build the once-struggling First Bank System into a strong and growing company, will retire in March 2000. His leadership has contributed greatly to the success of U.S. Bancorp over the years.

     As we move into 2000, our mission is to create superior shareholder value by fulfilling our customer promise to simplify our customers' lives. On the following pages you will see, through our customer stories, we are working hard to achieve exactly that. Thank you for your investment in U.S. Bancorp.


[Signature of John F. Grundhofer, chairman and chief executive officer]

John F. Grundhofer
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

February 16, 2000


                       "Our mission is to create superior
             shareholder value by fulfilling our customer promise."


U.S. BANCORP                                                                   5

CUSTOMER SOLUTIONS

WHOLESALE

[Photo of Andersen Corporation executives: Mike Johnson, chief financial officer and Don Garofalo, chief executive officer.]

ANDERSEN CORPORATION CHIEF FINANCIAL OFFICER MIKE JOHNSON (STANDING) AND PRESIDENT AND CHIEF EXECUTIVE OFFICER DON GAROFALO APPRECIATE U.S. BANK'S BREADTH OF FINANCIAL SOLUTIONS, WHICH HAVE OPENED WINDOWS OF OPPORTUNITY FOR THEIR COMPANY.

FROM SMALL BEGINNINGS COME GREAT THINGS. THIS PROVERB APTLY DESCRIBES BOTH THE GROWTH OF AMERICA'S LEADING WINDOW MANUFACTURER AND ITS RELATIONSHIP WITH U.S. BANK. FOR NEARLY 80 YEARS, U.S. BANK HAS SERVED ANDERSEN CORPORATION AS IT HAS GROWN FROM A SMALL FAMILY-OWNED BUSINESS TO AN INTERNATIONAL PROVIDER OF WINDOWS AND PATIO DOORS OF ENDURING QUALITY.

Our long-term relationship with Andersen Corporation is one example of how U.S. Bank creates practical financial solutions. We provide a high level of service and easy access to a full range of products and services through a knowledgeable and committed team.

     Based in Bayport, Minnesota, Andersen has undergone a series of changes in recent years, including repurchasing stock, improving its manufacturing facilities, increasing product variety, acquiring distribution and expanding internationally. As a result, the company's financial needs soon extended beyond the pension fund management and trust services that U.S. Bank had long provided. At each step of the way, our dedicated relationship managers drew upon U.S. Bank's broad resources to provide the right customized financial solution.

     Andersen needed financing to repurchase a significant portion of the company's stock. After reviewing proposals from several financial institutions, Andersen selected U.S. Bank to underwrite its financing requirements. We understood its business and market conditions and created an optimal financial solution.

     In 1998 Don Garofalo, who joined the company in 1964, was named President and Chief Executive Officer and was charged with leading the company's efforts toward achieving its strategic objectives. Additional financial flexibility was needed to support Andersen's aggressive plans to improve the efficiency of its manufacturing


6                                                                   U.S. BANCORP
capabilities, expand its product portfolio and fund potential acquisitions. The U.S. Bank relationship management team consulted with Andersen and evaluated all of the options for the best structure, terms and pricing to meet the company's financing requirements.

     Early last year the company sought to acquire one of its largest distributors, Morgan Products, Ltd., of Williamsburg, Virginia. Utilizing a combination of company-owned and independent distribution created additional flexibility to make Andersen's products and customer service more attractive to retailers, which was part of Andersen's strategy to grow market share. U.S. Bancorp Piper Jaffray, our full-service investment banking company, helped value and negotiate the transaction.

     To finance the transaction and provide flexibility for the company's strategic initiatives, U.S. Bank recommended that Andersen issue long-term senior notes in the institutional private placement market and refinance the company's existing debt. Through U.S. Bancorp Libra, which specializes in underwriting and trading high-yield, mezzanine and private placement securities, the successful offering was over-subscribed. Concurrently, we amended the company's existing senior credit facility and resyndicated the credit.

     Another growth opportunity for Andersen products is the international market. From Argentina to Korea to Portugal, the company has distributors or suppliers in 12 countries. U.S. Bank provided letters of credit and counseled the company on how to best manage payments as its international business expands.

     To help Andersen achieve additional efficiencies, U.S. Bank recommended several payment system solutions. U.S. Bank Corporate Visa Cards help Andersen reduce the cost of processing travel and entertainment expenses for its salespeople.

     Most recently, Andersen began to realize the benefits of e-commerce solutions. It was one of the early adopters of PowerTrack, our proprietary Internet freight payment service. U.S. Bank PowerTrack virtually eliminates logistics paperwork, resulting in reduced processing costs and improved logistics management for all modes of transportation.

     We strive to satisfy the complex and varied needs of our business clients. By delivering consistent high-quality service, customized solutions and expert financial advice, we are building relationships--enduring relationships that help both our customers and U.S. Bank succeed.

               "By delivering consistent high-quality service...
                        we are building relationships."

HIGHLIGHTS

- COMPLETED 82 MERGER AND ACQUISITION TRANSACTIONS FOR OUR CLIENTS VALUED AT $7.7 BILLION, COMPARED WITH 67 TRANSACTIONS VALUED AT $4.9 BILLION IN 1998.

- RAISED $3.9 BILLION FOR COMPANIES THROUGH 63 IPOS AND $6.2 BILLION THROUGH 33 FOLLOW-ON OFFERINGS.

- RANKED 1ST IN MUNICIPAL CORPORATE TRUST ISSUES WITH $14.1 BILLION IN PRINCIPAL AMOUNT IN 655 NEW BOND ISSUES. RANKED 4TH IN ASSET-BACKED ISSUES WITH $22.9 BILLION IN PROCEEDS IN 102 NEW BOND ISSUES.

[Small image of computer screen showing U.S. Bancorp Web site.]


U.S.BANCORP                                                                    7

CUSTOMER SOLUTIONS

WHOLESALE
BANKING
continued

RELATIONSHIPS MATTER. IN FACT, MOST OF OUR MORE THAN HALF A MILLION SMALL AND MEDIUM-SIZED BUSINESS CLIENTS BANK WITH US BECAUSE OF OUR COMMITMENT TO PROVIDING QUALITY SERVICE. WHILE STRONG RELATIONSHIPS WITH OUR CUSTOMERS HELP US RETAIN VALUED BUSINESS, WE ALSO KNOW THAT IT HELPS US ATTRACT NEW CLIENTS.

     Our relationship managers represent the backbone of our business banking group, and we win much of our new business on the strength of their efforts. For example, in Sacramento a U.S. Bank relationship manager called on a potential client. Eager to demonstrate U.S. Bank's capabilities, she invited the president of the firm, Lowell Shields, to bank-sponsored events including business breakfasts and seminars.

     However, the successful 50-year-old firm, Capital Engineering Consultants, Inc., was content with its current bank. Confident that U.S. Bank could better meet its needs, the relationship manager arranged a meeting with a U.S. Bank investment specialist. What Mr. Shields learned during that meeting, thanks to our detailed analysis of his firm's accounts, was that U.S. Bank could do significantly more with the firm's money.

     As a result of U.S. Bank's solutions-oriented approach, Capital Engineering Consultants established a relationship with the bank that includes checking and payroll accounts, deposit courier service and a line of credit. U.S. Bank is currently working with the client to provide customized solutions for its remaining needs, including management of its 401(k) plan.

[Photo of Dr. Jeffrey Seabourn, partner at Intermountain Medical Imaging, LLC.]

BY UNDERSTANDING THIS CLIENT'S SPECIFIC NEEDS, U.S. BANK WAS ABLE TO PROVIDE THE NECESSARY START-UP FINANCING FOR DR. JEFFREY SEABOURN AND HIS PARTNERS AT INTERMOUNTAIN MEDICAL IMAGING.


8                                                                    U.S.BANCORP

DOING WHAT'S GOOD FOR BUSINESS

Our relationship managers strive to understand the very specific needs of the businesses they serve. And often, it is the expertise of our relationship managers that results in new business. Such was the case in Boise, Idaho, where a group of 13 radiologists wanted to create a local, independent imaging center--Intermountain Medical Imaging LLC. U.S. Bank was invited to submit a proposal for this highly sought-after medical business.

     A true test of any lender is working with a start-up firm, which presents risk, but also great opportunity. The digital revolution has made a major impact in medical imaging, a growth industry within the medical profession. For example, in partnership with Saint Alphonsus Regional Medical Center, also a valued client of U.S. Bank, radiologists at Intermountain Medical Imaging review, archive and electronically distribute medical images across a robust digital network. This includes a Web-browser application so that physicians have immediate access to medical images and reports, whether in the hospital, private offices or even their own homes.

     A team of U.S. Bank financing specialists collaborated to create an extensive proposal tailored to fit this client's immediate funding needs, but one that would also provide a financial framework for their future growth. The proposal from U.S. Bank was accepted because of the structure of the financing we were able to offer. It was also accepted because the client wanted to establish a long-term relationship with a bank that had invested the time and expertise to understand the specifics of their business and associated financial needs. Our relationship manager had previous experience serving clients in this industry, which helped U.S. Bank attract this client.

     As Capital Engineering Consultants and Intermountain Medical Imaging grow, U.S. Bank plans to be there to meet their financing and banking needs.

     We understand that no two businesses are alike. We also understand that attracting new business customers, whether well-established or start-up, in turn drives our growth.

     By effectively utilizing the extensive array of financial products at our disposal, we will continue to provide unique solutions to meet the ever-changing needs of our business clients.

HIGHLIGHTS

- INTRODUCED U.S. BANK CONNECTIONS-Registered Trademark- WINDOWS, A WINDOWS-BASED SOFTWARE PACKAGE THAT ENABLES BUSINESS CLIENTS TO ACCESS DEPOSITORY AND TREASURY MANAGEMENT ACCOUNT INFORMATION AND TO INITIATE THEIR OWN TRANSACTIONS ELECTRONICALLY. IN 2000, THIS PRODUCT WILL BECOME WEB-BASED.

- LAUNCHED IMAGE CHECK WEB FOR BUSINESS CUSTOMERS, WHICH IS AN ENHANCEMENT TO OUR IMAGE CHECK CD-ROM SERVICE. THIS SERVICE ALLOWS CUSTOMERS TO VIEW CHECK IMAGES--BOTH FRONT AND BACK--TO IMPROVE THEIR CUSTOMER SERVICE, PREVENT FRAUD AND PROVIDE LEGAL PROOF OF PAYMENT.

- INCREASED THE NUMBER OF U.S. BANK ADVANTAGE LINE-SM- ACCOUNTS IN 1999 BY ALMOST 140 PERCENT OVER THE PREVIOUS YEAR. PART OF OUR SIMPLY BUSINESS PRODUCT LINE, THE U.S. BANK ADVANTAGE LINE IS A CREDIT-SCORED, UNSECURED LINE OF CREDIT OF $10,000 TO $75,000.

[Small image of computer screen showing U.S. Bancorp Web site.]

                    "It is the expertise of our relationship managers that results in new business."


U.S.BANCORP                                                                    9

CUSTOMER SOLUTIONS

CONSUMER BANKING

[Photo of Mark Landis, customer.]

MARK LANDIS, A U.S. BANK CUSTOMER FOR MORE THAN 15 YEARS, ENJOYS THE ANYTIME, ANYWHERE CONVENIENCE AND PERSONAL SERVICE HE RECEIVES FROM U.S. BANK.

EVERY DAY MILLIONS OF CONSUMERS TURN TO U.S. BANK FOR SOLUTIONS TO MAKE THEIR LIVES SIMPLER, WHETHER IT'S A LATE-NIGHT DEPOSIT AT AN ATM, A TELEPHONE FUNDS TRANSFER ON A HOLIDAY, A HOME EQUITY LOAN APPLICATION IN ONE OF OUR BANKING OFFICES OR AN ONLINE BANKING SESSION ON THEIR LUNCH HOUR. WE PROVIDE ACCESS TO A COMPREHENSIVE RANGE OF FINANCIAL PRODUCTS AND SERVICES.

In Chico, California, Gail and Danny Chu visited several banks in town seeking a home equity loan. Unsatisfied with the financing packages offered by other banks, the Chus discovered a special promotion for home equity loans at U.S. Bank. Attracted by the favorable terms, the Chus decided to give U.S. Bank a try.

     The Chus explained to the U.S. Bank personal banker their difficulty thus far trying to find the financing they wanted. The personal banker immediately began to review the Chus' entire financial profile and was able to provide the loan the Chus were seeking with terms that were attractive to them.

     The Chus were so pleased with U.S. Bank's ability to meet their financing needs, they selected additional U.S. Bank products, including deposit accounts and check cards. But that's not all. They also referred 10 new customers to U.S. Bank, all of whom now have a combination of loan, deposit and related products with our bank. Mrs. Chu's brother and father, several neighbors and some employees of her small business eagerly followed her trusted advice.


10                                                                   U.S.BANCORP

                              "Enhancements to our
                     Web site will even further expand our
                             online capabilities."

     U.S. Bank continues to pursue higher levels of customer satisfaction. We understand that extremely satisfied customers are the key to sustained growth, through both new and deeper customer relationships. U.S. Bank already has highly competitive products, powerful technology, convenient access and resourceful, caring employees. We are now making the necessary investments that will allow us to deliver a consistently high level of service.

     In short, we are redefining our customer experience to increase satisfaction, loyalty and referrals. For customers like Mark Landis, who use a broad range of U.S. Bank products, every transaction shapes their collective experience with our organization.

     A Minnesota U.S. Bank customer since the early 1980s, Mr. Landis was originally attracted to the bank on the recommendation of a friend. He accesses his U.S. Bank accounts in a variety of ways, but he prefers conducting much of his business in our branches.

     Over the next year, Mr. Landis and other customers may notice several enhancements to their banking experience. Additional tellers, personal bankers and telephone customer service representatives will speed transaction times; additional branches will increase convenience; in-branch technology will facilitate problem-solving and improve accuracy; and enhancements to our Web site will even further expand our online capabilities.

     Mr. Landis and the Chus are a few of the more than six million customers who turn to U.S. Bank for anytime, anywhere access to a comprehensive range of financial solutions. We have a broad range of products and services that can be delivered conveniently through our branches, ATMs, telephone banking, credit and debit cards or online. We understand the importance of continually improving the effectiveness of all of our channels to satisfy the individual preferences of our clients.

     Regardless of how our customers choose to bank with us, we deliver solutions that are convenient. And that helps us attract and retain valued customers like the Chu family and Mr. Landis.

HIGHLIGHTS

- INCREASED U.S. BANK HOME EQUITY AND SECOND MORTGAGE LOANS BY $1.3 BILLION IN 1999, UP 17 PERCENT FROM 1998.

- INCREASED UBANK-Registered Trademark- ONLINE EXPRESS ACCOUNTS BY MORE THAN 397 PERCENT, AS NEW AND EXISTING CUSTOMERS EXPERIENCED THE CONVENIENCE OF INTERNET BANKING.

- ADDED A NEW FEATURE TO OUR WEB SITE THAT ALLOWS QUALIFIED CONSUMERS TO APPLY FOR AND OBTAIN IMMEDIATE LIFE INSURANCE COVERAGE ONLINE, UP TO $150,000 WORTH THROUGH U.S. BANCORP INSURANCE SERVICES.

- INITIATED A NEW BRANCH STRATEGY TO CREATE SUPERIOR CUSTOMER SERVICE BY: - OPENING ADDITIONAL BRANCHES IN HIGH- GROWTH AREAS

     -    HIRING ADDITIONAL TELLERS AND SMALL BUSINESS BANKERS

     -    ENHANCING LOBBY TECHNOLOGY

- RESTRUCTURED INCENTIVE PLANS FOR BRANCH EMPLOYEES TO INCREASE SALES EMPHASIS AND REINFORCE SERVICE INITIATIVES.


U.S.BANCORP                                                                   11

CUSTOMER SOLUTIONS

PAYMENT SYSTEMS

WITH MORE THAN $1 BILLION IN FREIGHT EXPENSES FOR WORLDWIDE SHIPMENTS EACH YEAR, THE U.S. DEPARTMENT OF DEFENSE (DOD) ILLUSTRATES THE POWER OF U.S. BANK'S E-COMMERCE SOLUTIONS. THE DOD RECOGNIZED EARLY THE ENORMOUS EFFICIENCIES THAT COULD RESULT FROM ELIMINATING PAPERWORK FROM THE FREIGHT PAYMENT PROCESS.

HIGHLIGHTS

- RANKED FIRST WITHIN THE VISA NETWORK IN SALES VOLUME AND CARDS FOR OUR BUSINESS AND PURCHASING CARDS.

- SELECTED AS THE EXCLUSIVE PURCHASING CARD PROVIDER FOR LOCKHEED MARTIN CORPORATION, BELIEVED TO BE THE WORLD'S LARGEST COMMERCIAL PURCHASING CARD PROGRAM, WITH NEARLY $4 BILLION IN CHARGES EXPECTED OVER THE FIVE-YEAR AGREEMENT.

- ACQUIRED VOYAGER FLEET SERVICES, INC., EXPANDING OUR FLEET SERVICE CAPABILITIES AND ADDING 145,000 FUELING AND MAINTENANCE LOCATIONS NATIONALLY.

- ACQUIRED MELLON NETWORK SERVICES' ELECTRONIC FUNDS TRANSFER PROCESSING UNIT, WHICH MORE THAN DOUBLED OUR CURRENT PROCESSING VOLUME AND MADE US ONE OF THE NATION'S LARGEST THIRD-PARTY TRANSACTION PROCESSORS.

- INCREASED SALES VOLUME ON OUR CO-BRANDED CREDIT CARDS BY 14.8 PERCENT AND ESTABLISHED NEW CO-BRANDED CARD PARTNERSHIPS WITH KROGER CO., STAPLES AND HARLEY-DAVIDSON, INC.

- INCREASED MERCHANT PROCESSING VOLUME 20 PERCENT TO MORE THAN $27 BILLION IN CHARGE VOLUME.

Aware of the DoD's freight payment processing needs, U.S. Bank set out to revolutionize the way those payments were made. We began building on our expertise as one of the nation's largest providers of corporate, purchasing and fleet cards. Harnessing the Internet, we created U.S. Bank PowerTrack-Registered Trademark-: the only Internet freight payment system that seamlessly integrates into both shipper and carrier processes.

     PowerTrack makes conventional freight payment processing obsolete. Instead of a series of separate exchanges of information between carriers and shippers, all shipment information is maintained in one electronic document, which both parties can view at anytime through the Internet.

     Using PowerTrack, the DoD expects to save more than $11 million annually. The Department has cut the payment processing cycle from 45-60 days to less than three days after approval, while preserving the cash float period that exists under traditional payment systems. By the end of 2000, the DoD expects to have nearly all of its approximately 600 carriers using PowerTrack.

     One of its carriers, Emery Worldwide, served as a prototype during the development of PowerTrack. Emery, a subsidiary of CNF Inc., is a $2.4 billion global heavyweight air cargo company, operating in 229 countries with a network of more than 500 service centers and agent locations around the world.

     Emery has enthusiastically supported PowerTrack, and Emery's days sales outstanding with DoD PowerTrack accounts have been reduced.

     Emery has also had a keen interest in PowerTrack's ability to strengthen relationships between shippers and carriers. The program motivates both parties to process shipments quickly and accurately and encourages communication. Because both partners view real-time shipment information simultaneously, discrepancies can be identified and resolved quickly.

     PowerTrack's unique capabilities and seamless integration with both carriers and shippers give U.S. Bank a strong leadership position in the freight processing business. It also leverages our strength in the larger world of business-to-business Internet payment system solutions.


LEADING THE WAY IN PAYMENT PROCESSING

In addition to PowerTrack, U.S. Bank serves many of the DoD's other payment system needs. At the end of its 1999 fiscal year, the DoD was using more than


12                                                                   U.S.BANCORP

                     "PowerTrack leverages our strength in
               the larger world of business-to-business Internet
                           payment system solutions."

206,000 purchasing cards with total charges in excess of $3.3 billion and more than 69,000 fleet cards with total charges in excess of $21 million.

     Voyager Fleet Systems, Inc., which U.S. Bancorp acquired in September 1999, has had a tremendous impact on the growth of the DoD fleet card program by increasing the number of sites that accept the card, as well as the number of government employees using it.

     In need of a viable way to make payments overseas at locations that were not Visa-capable, the DoD recently turned to U.S. Bank for yet another unique solution. We created a service that would allow its employees to use their purchasing cards to issue drafts in foreign currency. Using U.S. Bank Global Connections-SM- software--a product designed for our clients who conduct business internationally--drafts can be created quickly and easily.

     The Global Connections software tracks each transaction and integrates the information into the cardholder's U.S. Bank statement. To ensure a convenient, seamless solution for the DoD, the software was adapted to debit the employee's purchasing card account, rather than a checking account, which is the typical procedure for this product.

     Another U.S. Bank product offers great flexibility for the DoD and its global operations. Our Customer Automation and Reporting Environment (C.A.R.E.) provides anytime, anywhere Web-based access to all of the DoD's U.S. Bank account information. In addition, new purchasing card accounts can be created at any time of the day or night.

     U.S. Bank's ability to provide technology-based payment processing solutions will continue to attract clients in search of cost-saving and convenient solutions.

[Photo of Gary Wegner, Emery Worldwide employee.]

PROVIDING A BETTER FREIGHT PAYMENT PROCESSING SYSTEM FOR THE U.S. DEPARTMENT OF DEFENSE AND ITS CARRIERS LIKE EMERY WORLDWIDE, U.S. BANK POWERTRACK IS A VALUABLE TOOL FOR EMPLOYEES LIKE GARY WEGNER.


U.S.BANCORP                                                                   13

CUSTOMER SOLUTIONS

WEALTH MANAGEMENT AND CAPITAL MARKETS

FOR THE AFFLUENT CLIENT, FINDING AN INTEGRATED BANKING AND INVESTMENT FIRM CAN BE A DREAM COME TRUE. FROM INVESTMENTS TO ESTATE PLANNING TO PRIVATE BANKING TO ASSET MANAGEMENT--U.S. BANCORP DELIVERS THEM ALL, AND MORE.

HIGHLIGHTS

- ACHIEVED STRONG GROWTH IN U.S. BANCORP PIPER JAFFRAY'S RETAIL BROKERAGE. CLIENT ASSETS INCREASED IN 1999 TO $56.1 BILLION.

-    INCREASED REVENUE PER INVESTMENT EXECUTIVE AT U.S. BANCORP PIPER JAFFRAY BY
     13.2 PERCENT.

- FIRST AMERICAN FUNDS(R) MANAGED BY FIRST AMERICAN ASSET MANAGEMENT, INCREASED ITS ASSETS TO $33.3 BILLION IN 1999.

- U.S. BANCORP PIPER JAFFRAY, IN 1999, BEGAN A NEW ADVISORY TRAINING PROGRAM FOR ITS FINANCIAL PROFESSIONALS THAT FOCUSES ON DELIVERING A CONSISTENT AND RIGOROUS PROCESS TO PROVIDE COMPREHENSIVE FINANCIAL SOLUTIONS TO THEIR BEST CLIENTS. THIS PROGRAM ALSO EDUCATES THE FINANCIAL PROFESSIONAL ON THE COMPLETE ARRAY OF FINANCIAL PRODUCTS AND SERVICES AVAILABLE THROUGH U.S. BANCORP.

- DEVELOPED INTEGRATED PRIVATE FINANCIAL SERVICES/ U.S. BANCORP PIPER JAFFRAY TEAMS TO FOCUS ON THE INVESTMENT NEEDS OF AFFLUENT CLIENTS.

[Small image of computer screen showing U.S. Bancorp Web site.]

Our approach to serving our clients' many financial needs is multifaceted. Through a dedicated relationship manager, we review our clients' financial objectives, develop a plan to meet them, then monitor the results. We offer our clients--wealthy individuals and families, professionals and professional service firms, and charitable and non-profit organizations--access to a variety of experts with creative solutions and sound advice, giving them the peace of mind that their financial needs are being well managed.

     It was precisely for this reason that Warren McCain came to U.S. Bank more than 40 years ago. Mr. McCain was introduced to additional services of the bank while serving as chairman and chief executive officer (now retired) of Boise-based Albertson's, Inc., one of the largest retail food-drug chains in the United States and a long-time business client of U.S. Bank.

     In the early 1990s, Mr. McCain enlisted the services of several portfolio managers to determine which could best serve his needs. One of the financial professionals, a member of our asset management group, was recommended to Mr. McCain by his U.S. Bank relationship manager. Over time, Mr. McCain came to appreciate the solid investment returns and the effective management of his assets by U.S. Bank. As a result, he consolidated the majority of his investments with us and significantly expanded his personal banking relationship in our Private Financial Services Group.

     U.S. Bank continues to build upon its goal of offering complete financial services, while also understanding and respecting the value of working with our clients' existing team of financial and legal professionals. Our relationship managers work closely with Mr. McCain's accountant and lawyer to make recommendations that are in his best interest; our advice reflects a combination of in-depth client knowledge and market expertise.

     Mr. McCain currently uses the services of our asset management group, First American Asset Management-SM- (FAAM), for his investment needs. FAAM, with more than $78 billion in assets under management, serves as the investment advisor to First American Funds-Registered Trademark-, which offers 38 mutual funds to investors.

     Over the years, Mr. McCain has received a range of financial solutions from

                       "Our advice reflects a combination
                        of in-depth client knowledge and
                               market expertise."


14                                                                  U.S. BANCORP

U.S. Bank including comprehensive estate planning services, personal trusts, Private Select checking, savings accounts, credit cards, IRAs and credit lines. Our ability to meet his varied financial needs by leveraging our vast banking and investment resources has given Mr. McCain the one-stop access to financial services he desires.


COMPREHENSIVE INVESTMENT AND EQUITY SOLUTIONS

Our clients have many options available to them when looking for investment products and investment banking services. Through U.S. Bancorp Piper Jaffray, U.S. Bancorp Investments, Inc., and U.S. Bancorp Libra, we are able to meet the full needs of our individual and business clients.

     U.S. Bancorp Investments Direct offers self-directed investors the opportunity to utilize its investment capabilities. Customers choose how they want to place trades and access their investment account, utilizing any or all of the alternatives available to them including Online Investing via our Web site, touch-tone investing through any touch-tone telephone, or with an Investment Specialist by telephone.

     For both our individual and business clients, U.S. Bancorp Piper Jaffray offers a wide array of investment products and services, including annuities, mutual funds, individual stocks and bonds, 401(k) plan services, employee stock purchase plan services, managed accounts and much more.

     Our nationally recognized U.S. Bancorp Piper Jaffray investment banking practice specializes in serving growth companies through a full range of services including IPOs and follow-on offerings, corporate debt underwritings, private placements and mergers and acquisitions advisory services.

     California-based Phone.com, Inc., a leading provider of software that enables the delivery of Internet-based services to mass-market wireless telephones, completed both its initial public offering and a follow-on offering in 1999. U.S. Bancorp Piper Jaffray was a co-managing underwriter on each transaction, which raised $73.6 million and $1.0 billion for the company respectively. For Phone.com, Inc., going public has provided a huge boost to their growth potential, access to additional capital and a powerful currency that's allowing them to grow their business strategically and organically.

     As demand for wealth management and investment banking services has increased, so too has our opportunity for growth in this area. We continue to expand and integrate our banking and investment services for the benefit of our clients like Warren McCain and Phone.com, Inc., who seek customized and comprehensive financial solutions.

[Photo of Warren McCain, customer.]

U.S. BANK EFFECTIVELY MANAGES THE COMPLEX FINANCIAL NEEDS OF OUR CLIENTS, LIKE WARREN MCCAIN, WHO VALUE THE FREEDOM CREATED BY OUR COMPREHENSIVE SERVICE.


U.S. BANCORP                                                                  15

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

SUMMARY OF 1999 RESULTS U.S. Bancorp (the "Company") earned record operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $1.55 billion in 1999, up 6.2 percent from 1998 operating earnings of $1.46 billion. On a diluted share basis, operating earnings were $2.11 in 1999, compared with $1.96 in 1998. Operating earnings on a cash basis were $2.34 per diluted share in 1999, compared with $2.15 per diluted share in 1998. The year-over-year increase in earnings per diluted share reflected a 13.2 percent growth in total revenue partially offset by higher growth rates in noninterest expense and provision for credit losses. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 2.01 percent and
23.6 percent in 1999, compared with returns of 2.03 percent and 24.1 percent in 1998. Excluding merger-related charges and available-for-sale securities transactions, the efficiency ratio (the ratio of expenses to revenues) was 50.5 percent in 1999, compared with 49.1 percent in 1998. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger-related charges and available-for-sale securities transactions, was 43.2 percent in 1999, compared with 44.2 percent in 1998.

     Net income was $1.50 billion in 1999, or $2.06 per diluted share, compared with $1.33 billion, or $1.78 per diluted share, in 1998. Return on average assets and return on average common equity were 1.96 percent and 23.0 percent in 1999, compared with returns of 1.85 percent and 21.9 percent in 1998. Net income reflects merger-related charges and available-for-sale securities transactions of $40.0 million ($63.7 million on a pre-tax basis) in 1999 and $128.4 million ($203.9 million on a pre-tax basis) in 1998. See pages 22 through 24 for further discussion on merger-related charges and available-for-sale securities transactions.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results for 1999 reflect purchase and divestiture transactions from or to the date of completion. On November 15, 1999, the Company completed the acquisition of Western Bancorp. Western Bancorp had $2.5 billion in total assets with 31 branches in southern California in Los Angeles, Orange and San Diego counties. The purchase price of approximately $922 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa with aggregate deposits of $364 million. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business. On September 17, 1999, the Company completed its acquisition of the investment banking division of The John Nuveen Company, which became part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division. On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems, Inc., which is now part of the Payment Systems business unit. On July 15, 1999, the Company completed its acquisition of the San Diego-based Bank of Commerce, one of the nation's largest U.S. Small Business Administration ("SBA") lenders. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business, which operates offices in Georgia, Florida and Tennessee. On January 4, 1999, the Company acquired Libra Investments, Inc., an investment banking business that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. On December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc. On May 1, 1998, the Company completed its acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm.

     On September 2, 1999, the Company announced an agreement to acquire Peninsula Bank of San Diego. With $456 million in assets, Peninsula Bank operated 11 branches in San Diego County, California. The acquisition closed January 14, 2000.

     These transactions were all accounted for as purchase acquisitions. Refer to Note C and Note M of the Notes to Consolidated Financial Statements for additional information regarding acquisitions and divestitures.

16                                                                  U.S. BANCORP


TABLE 1  SELECTED FINANCIAL DATA
(Dollars in Millions, Except Per Share Data)                   1999           1998          1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis) .........   $  3,302.7     $  3,111.9    $  3,106.0    $  3,034.7    $  2,886.6
Provision for credit losses ............................        531.0          379.0         460.3         271.2         239.1
                                                           -------------------------------------------------------------------
   Net interest income after provision for credit losses      2,771.7        2,732.9       2,645.7       2,763.5       2,647.5
Available-for-sale securities (losses) gains ...........         (1.3)          12.6           3.6          20.8           3.0
Merger-related and restructuring gains .................           --             --            --         235.8            --
Other noninterest income ...............................      2,760.0        2,244.0       1,611.6       1,526.5       1,310.3
Merger-related and restructuring charges ...............         62.4          216.5         511.6         127.7          98.9
Other noninterest expense ..............................      3,064.5        2,627.8       2,300.7       2,410.4       2,377.0
                                                           -------------------------------------------------------------------
   Income before income taxes ..........................      2,403.5        2,145.2       1,448.6       2,008.5       1,484.9
Taxable-equivalent adjustment ..........................         42.0           51.3          57.9          64.1          63.9
Income taxes ...........................................        855.0          766.5         552.2         725.7         523.9
                                                           -------------------------------------------------------------------
   Net income ..........................................   $  1,506.5     $  1,327.4    $    838.5    $  1,218.7    $    897.1
                                                           -------------------------------------------------------------------
                                                           -------------------------------------------------------------------
FINANCIAL RATIOS
Return on average assets ...............................         1.96%          1.85%         1.22%         1.81%         1.42%
Return on average common equity ........................         23.0           21.9          14.6          21.1          17.2
Efficiency ratio .......................................         51.6           53.1          59.6          52.9          59.0
Net interest margin (taxable-equivalent basis) .........         4.83           4.87          5.04          5.04          5.10
PER COMMON SHARE
Earnings per share .....................................   $     2.07     $     1.81    $     1.13    $     1.60    $     1.19
Diluted earnings per share .............................         2.06           1.78          1.11          1.57          1.16
Dividends paid* ........................................          .78            .70           .62           .55           .48
SELECTED FINANCIAL RATIOS BEFORE
  MERGER-RELATED AND RESTRUCTURING ITEMS
  AND AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Diluted earnings per share .............................   $     2.11     $     1.96    $     1.68    $     1.49    $     1.24
Return on average assets ...............................         2.01%          2.03%         1.83%         1.71%         1.52%
Return on average common equity ........................         23.6           24.1          22.1          20.0          18.4
Efficiency ratio .......................................         50.5           49.1          48.8          52.8          56.6
Banking efficiency ratio** .............................         43.2           44.2          47.8          52.2          56.1
AVERAGE BALANCE SHEET DATA
Loans ..................................................   $   60,578     $   55,979    $   53,513    $   50,855    $   47,703
Earning assets .........................................       68,392         63,868        61,675        60,201        56,556
Assets .................................................       76,947         71,791        68,771        67,402        63,084
Deposits ...............................................       48,099         47,327        47,336        47,252        44,726
Long-term debt .........................................       15,077         11,481         7,527         4,908         4,162
Common equity ..........................................        6,540          6,049         5,667         5,679         5,090
Total shareholders' equity .............................        6,540          6,049         5,798         5,919         5,345
YEAR-END BALANCE SHEET DATA
Loans ..................................................   $   62,885     $   59,122    $   54,708    $   52,355    $   49,345
Assets .................................................       81,530         76,438        71,295        69,749        65,668
Deposits ...............................................       51,530         50,034        49,027        49,356        45,779
Long-term debt .........................................       16,563         13,781        10,247         5,369         4,583
Common equity ..........................................        7,638          5,970         5,890         5,613         5,089
Total shareholders' equity .............................        7,638          5,970         5,890         5,763         5,342
------------------------------------------------------------------------------------------------------------------------------

*DIVIDENDS PER SHARE HAVE NOT BEEN RESTATED FOR THE U.S. BANCORP ("USBC") MERGER. USBC PAID COMMON DIVIDENDS OF $139.1 MILLION THROUGH JULY OF 1997 ($.62 PER SHARE), $168.7 MILLION IN 1996 ($1.18 PER SHARE) AND $133.1 MILLION IN 1995 ($1.06 PER SHARE).
**WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

U.S. BANCORP                                                                  17

TABLE 2  LINE OF BUSINESS FINANCIAL PERFORMANCE


                                                            Wholesale                                    Consumer
                                                             Banking                                      Banking
                                          ----------------------------------------------------------------------------------------
                                                                           1998-1999                                    1998-1999
(Dollars in Millions)                         1999       1998       1997    % Change       1999       1998       1997   % Change
----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
  (taxable-equivalent basis).........     $1,449.0   $1,370.3   $1,334.4       5.7%    $1,332.9   $1,271.0   $1,290.3        4.9%
Provision for credit losses..........        106.2       94.9       88.2      11.9        285.0      219.3      187.9       30.0
Noninterest income...................        420.5      364.8      316.3      15.3        537.9      529.6      528.9        1.6
Noninterest expense..................        780.4      718.7      720.4       8.6        851.4      864.3      957.9       (1.5)
Goodwill and other
  intangible assets expense..........         35.9       23.8       22.6      50.8         25.7       23.2       23.9       10.8
Income taxes and
  taxable-equivalent adjustment......        350.4      341.1      311.4       2.7        262.2      263.7      246.8        (.6)
                                          ------------------------------               ------------------------------

Income before merger-related
  charges and available-for-sale
  securities transactions............     $  596.6   $  556.6   $  508.1       7.2     $  446.5   $  430.1   $  402.7        3.8
                                          ------------------------------               ------------------------------
                                          ------------------------------               ------------------------------
Net merger-related charges and
  available-for-sale securities
  transactions (after-tax)*..........

Net income...........................

AVERAGE BALANCE SHEET DATA
Loans................................       35,991     32,192     31,007      11.8       12,340     11,177      9,406       10.4
Assets...............................       39,344     35,271     33,865      11.5       13,522     12,415     10,799        8.9
Deposits.............................       10,665     10,396      9,063       2.6       30,778     32,014     33,323       (3.9)
Common equity........................        3,687      3,130      3,054      17.8        1,092      1,004      1,082        8.8
                                          ------------------------------               ------------------------------
Return on average assets.............         1.52%      1.58%      1.50%                  3.30%      3.46%      3.73%
Return on average
  common equity ("ROCE").............         16.2       17.8       16.6                   40.9       42.8       37.2
Efficiency ratio.....................         43.7       42.8       45.0                   46.9       49.3       54.0
Efficiency ratio on a cash basis**...         41.7       41.4       43.6                   45.5       48.0       52.7
----------------------------------------------------------------------------------------------------------------------------------

                                                            Payment                                 Wealth Management and
                                                            Systems                                    Capital Markets
                                          ----------------------------------------------------------------------------------------
                                                                           1998-1999                                    1998-1999
(Dollars in Millions)                         1999       1998       1997   % Change       1999       1998       1997    % Change
----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
  (taxable-equivalent basis).........       $334.6     $258.0     $257.3      29.7%    $  171.4   $  157.5   $  138.5        8.8%
Provision for credit losses..........        156.9      156.8      134.8        .1          4.5        3.8        3.4       18.4
Noninterest income...................        614.1      598.0      460.9       2.7      1,189.4      784.9      336.9       51.5
Noninterest expense..................        351.6      334.5      322.6       5.1      1,025.0      670.7      292.3       52.8
Goodwill and other
  intangible assets expense..........         26.0       25.0       16.2       4.0         15.1       12.7        3.3       18.9
Income taxes and
  taxable-equivalent adjustment......        153.2      129.1       92.9      18.7        117.0       97.0       67.0       20.6
                                          ------------------------------               ------------------------------

Income before merger-related
  charges and available-for-sale
  securities transactions............       $261.0     $210.6     $151.7      23.9     $  199.2   $  158.2   $  109.4       25.9
                                          ------------------------------               ------------------------------
                                          ------------------------------               ------------------------------
Net merger-related charges and
  available-for-sale securities
  transactions (after-tax)*..........

Net income...........................

AVERAGE BALANCE SHEET DATA
Loans................................        7,584      7,270      6,449       4.3        2.352      1.990      1.890       18.2
Assets...............................        8,154      7,821      6,700       4.3        5,626      4,536      3,035       24.0
Deposits.............................           86         80         44       7.5        3,204      2,590      2,070       23.7
Common equity........................          713        629        612      13.4        1,161        950        330       22.2
                                          ------------------------------               ------------------------------

Return on average assets.............         3.20%      2.69%      2.26%                  3.54%      3.49%      3.60%
Return on average
  common equity ("ROCE").............         36.6       33.5       24.6                   17.2       16.7       33.2
Efficiency ratio.....................         39.8       42.0       47.2                   76.4       72.5       62.2
Efficiency ratio on a cash basis**...         37.1       39.1       44.9                   75.3       71.2       61.5
----------------------------------------------------------------------------------------------------------------------------------


                                                       Corporate                           Consolidated
                                                        Support                               Company
                                          ----------------------------------------------------------------------------------------
                                                                                                              1998-1999
(Dollars in Millions)                         1999       1998       1997        1999         1998     1997    % Change
----------------------------------------------------------------------------------------------------------------------------------

CONDENSED INCOME STATEMENT
Net interest income
  (taxable-equivalent basis).........     $   14.8     $ 55.1     $ 85.5    $3,302.7   $3,111.9   $3,106.0         6.1%
Provision for credit losses..........        (21.6)     (95.8)     (49.0)      531.0      379.0      365.3        40.1
Noninterest income...................         (1.9)     (33.3)     (31.4)    2,760.0    2,244.0    1,611.6        23.0
Noninterest expense..................       (109.5)    (104.1)    (105.8)    2,898.9    2,484.1    2,187.4        16.7
Goodwill and other
  intangible assets expense..........         62.9       59.0       47.3       165.6      143.7      113.3        15.2
Income taxes and
  taxable-equivalent adjustment......         37.9       62.4       72.4       920.7      893.3      790.5         3.1
                                          ------------------------------    ------------------------------

Income before merger-related
  charges and available-for-sale
  securities transactions............     $   43.2     $100.3     $ 89.2     1,546.5    1,455.8    1,261.1         6.2
                                          ------------------------------
                                          ------------------------------
Net merger-related charges and
  available-for-sale securities
  transactions (after-tax)*..........                                          (40.0)    (128.4)    (422.6)         --
                                                                            ------------------------------

Net income...........................                                       $1,506.5   $1,327.4    $ 838.5        13.5
                                                                            ------------------------------
                                                                            ------------------------------
AVERAGE BALANCE SHEET DATA
Loans................................        2,311      3,350      4,691      60,578     55,979     53,513         8.2
Assets...............................       10,301     11,748     14,372      76,947     71,791     68,771         7.2
Deposits.............................        3,366      2,247      2,836      48,099     47,327     47,336         1.6
Common equity........................         (113)       336        580       6,540      6,049      5,667         8.1
                                          ------------------------------    ------------------------------

Return on average assets.............                                           2.01%      2.03%      1.83%
Return on average
  common equity ("ROCE").............                                           23.6       24.1       22.1
Efficiency ratio.....................                                           50.5       49.1       48.8
Efficiency ratio on a cash basis**...                                           47.8       45.4       46.4
----------------------------------------------------------------------------------------------------------------------------------

*MERGER-RELATED CHARGES AND AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS ARE
NOT ALLOCATED TO THE BUSINESS LINES. ALL RATIOS ARE CALCULATED WITHOUT THE EFFECT OF MERGER-RELATED CHARGES AND AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS. **CALCULATED BY EXCLUDING GOODWILL AND OTHER INTANGIBLES AND THE RELATED AMORTIZATION.
***NOT MEANINGFUL.

LINE OF BUSINESS FINANCIAL REVIEW

Operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Company's operating segments are Wholesale Banking, Consumer Banking, Payment Systems, and Wealth Management and Capital Markets. Units providing central support and other corporate activities are reported as part of Corporate Support and allocated as appropriate.

BASIS OF FINANCIAL PRESENTATION Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. The provision for credit losses is primarily based on the net charge-offs of each line of business. The provision may be adjusted to consider expected losses for certain products that have a longer business cycle and for economic conditions. Noninterest income and expenses directly related to each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Also, the business unit is allocated the tax equivalent benefit of tax exempt products. Noninterest expenses incurred by centrally managed operations units that directly support business lines' operations are directly charged to the business lines based on standard unit costs and volume measurements. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Corporate Support. Merger-related charges and available-for-sale securities transactions are not identified by or allocated to

18                                                                  U.S. BANCORP
lines of business. Because the Company's decision-making process emphasizes the creation of shareholder value, capital is allocated to each line of business based on its inherent risks, including credit, operational and other business risks. On and off-balance sheet assets subject to credit risk are assigned risk factors based upon expected loss experience and volatility taking into consideration changes in business practices that may introduce more or less risk into the portfolio. Certain lines of business, such as Wealth Management and Capital Markets, have no significant balance sheet components. For these business lines, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory minimum requirements. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1999, certain organization and methodology changes were made and 1998 and 1997 results are presented on a comparable basis.

WHOLESALE BANKING Wholesale Banking includes lending, treasury management, corporate trust and other financial services to middle market, large corporate and public sector clients. Operating earnings increased to $596.6 million in 1999, compared with $556.6 million in 1998 and $508.1 million in 1997. Return on average assets was 1.52 percent in 1999, compared with 1.58 percent in 1998 and
1.50 percent in 1997, and return on average common equity was 16.2 percent in 1999, compared with 17.8 and 16.6 percent in 1998 and 1997, respectively.

     Net interest income increased each year, reflecting core growth in average loan and deposit balances partially offset by margin compression in the commercial loan and deposit portfolios. The provision for credit losses increased to $106.2 million in 1999 compared to $94.9 million in 1998 and $88.2 million in 1997. The increase reflects a

U.S. BANCORP                                                                  19
slight increase in net chargeoffs and growth in the loan portfolio.
Noninterest income increased $55.7 million in 1999 to $420.5 million, compared with $364.8 million in 1998 and $316.3 million in 1997. The increase reflects higher deposit charges and fee income from underwriting activities of U.S. Bancorp Libra since its acquisition in January 1999. Total noninterest expense increased $73.8 million in 1999 to $816.3 million as compared with $742.5 million in 1998 and $743.0 million in 1997 primarily reflecting the acquisition of U.S. Bancorp Libra and related growth in Wholesale Banking's business activities. The efficiency ratio for Wholesale Banking, on a cash basis, was 41.7 percent in 1999 and 41.4 percent in 1998 as compared to 43.6 percent in 1997.

CONSUMER BANKING Consumer Banking delivers products and services to the broad consumer market and small business through branch offices, telemarketing, online services, direct mail and automated teller machines ("ATMs"). Operating earnings were $446.5 million in 1999, compared with $430.1 million in 1998 and $402.7 million in 1997. Return on average assets decreased to 3.30 percent from 3.46 percent in 1998 and 3.73 percent in 1997. Return on average common equity was
40.9 percent in 1999, compared to 42.8 percent in 1998 and 37.2 percent in 1997.

     Net interest income increased $61.9 million in 1999 as compared to 1998 due primarily to growth in home equity loans partially offset by the sale of the indirect automobile portfolio and related balance runoff. The provision for credit losses increased $65.7 million in 1999 to $285.0 million, compared to $219.3 million in 1998 and $187.9 million in 1997. The increase reflects growth in the consumer loan portfolios and an increase in credit-related fraud losses. Noninterest income increased slightly in 1999 to $537.9 million, compared to $529.6 million in 1998 and $528.9 million in 1997 primarily reflecting growth in deposit charges. Total noninterest expense decreased slightly to $877.1 million in 1999, compared to $887.5 million in 1998 and $981.8 million in 1997 reflecting further integration of acquired banking entities. The efficiency ratio, on a cash basis, improved to 45.5 percent in 1999, compared to 48.0 percent in 1998 and 52.7 percent in 1997.

     The Company has announced a number of initiatives to improve the growth of its consumer banking business. These initiatives include incremental investment in technology and processes, and the hiring of additional sales and customer service employees. As with any investment, the successful achievement of the anticipated deposit and loan growth and related contribution to earnings is subject to a number of uncertainties.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing. Operating earnings increased to $261.0 million in 1999, compared with $210.6 million in 1998 and $151.7 million in 1997. Return on average assets was 3.20 percent in 1999, compared with 2.69 percent in 1998 and 2.26 percent in 1997. Return on average common equity was 36.6 percent in 1999, compared with 33.5 percent in 1998 and
24.8 percent in 1997.

     Net interest income increased $76.6 million in 1999 to $334.6 million, compared with $258.0 million in 1998 and $257.3 million in 1997. The increase is primarily due to a decline in noninterest-bearing assets and an increase in loans fees. Fee-based noninterest income increased $16.1 million in 1999 to $614.1 million, compared with $598.0 million in 1998 and $460.9 million in 1997. The increase reflects growth in credit card fees and the acquisition of Mellon Network Services' electronic funds transfer processing unit in June 1999 offset by the loss of approximately one-half of the U.S. Government purchasing card business in late 1998. Total noninterest expense increased $18.1 million in 1999 as compared to 1998 due to increased technology spending, costs related to increased sales volume and the acquired electronic funds transfer processing business. The efficiency ratio, on a cash basis, improved to 37.1 percent in 1999, compared to 39.1 percent in 1998 and 44.9 percent in 1997.

WEALTH MANAGEMENT AND CAPITAL MARKETS Wealth Management and Capital Markets includes institutional trust, investment management services and private banking and personal trust services. It also engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of banking centers and brokerage offices. Operating earnings increased to $199.2 million in 1999, compared with $158.2 million in 1998 and $109.4 million in 1997. Return on average common equity was 17.2 percent in 1999, compared with 16.7 percent and 33.2 percent in 1998 and 1997, respectively.

     Noninterest income increased to $1.2 billion in 1999 from $784.9 million in 1998 and $336.9 million in 1997. The increases primarily reflect the full year impact and continued growth in fee income generated by Piper Jaffray as part of its investment banking and brokerage activities. Total noninterest expense was $1.0 billion in 1999 compared to

20                                                                  U.S. BANCORP

TABLE 3 NET INTEREST INCOME - CHANGES DUE TO RATE AND VOLUME


                                       1999 Compared with 1998       1998 Compared with 1997
                                      ---------------------------------------------------------
(Dollars in Millions)                 Volume   Yield/Rate  Total    Volume   Yield/Rate  Total
-----------------------------------------------------------------------------------------------
Increase (decrease) in
  Interest income
    Loans ..........................   $398.3   $(115.8)   $282.5    $218.6    $(88.3)   $130.3
    Taxable securities .............   (39.7)    (13.3)    (53.0)    (62.6)     (5.2)    (67.8)
    Nontaxable securities ..........    (8.5)     (2.8)    (11.3)     (4.1)     (2.7)     (6.8)
    Federal funds sold and
        resale agreements .........     (6.3)     (5.7)    (12.0)      4.8      (1.4)      3.4
    Other ..........................    52.6       1.2      53.8      41.3       6.8      48.1
                                      ---------------------------------------------------------
      Total .......................    396.4    (136.4)    260.0     198.0     (90.8)    107.2
  Interest expense
    Savings deposits and time
        deposits less than $100,000    (28.8)   (123.4)   (152.2)    (13.8)      (.3)    (14.1)
    Time deposits over $100,000 ....    68.2     (15.8)     52.4     (27.9)     (3.8)    (31.7)
    Short-term borrowings ..........     8.6      (7.2)      1.4     (90.1)      2.2     (87.9)
    Long-term debt .................   200.6     (39.9)    160.7     232.4     (18.7)    213.7
    Mandatorily redeemable
        preferred securities ......      6.9        --       6.9      21.3        --      21.3
                                      ---------------------------------------------------------
      Total .......................    255.5    (186.3)     69.2     121.9     (20.6)    101.3
                                      ---------------------------------------------------------
   Increase (decrease) in net
        interest income ...........   $140.9    $ 49.9    $190.8    $ 76.1    $(70.2)   $  5.9
-----------------------------------------------------------------------------------------------

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

$683.4 million in 1998 and $295.6 in 1997. The increase in expenses also reflects the acquisition of Piper Jaffray and its continued growth. The efficiency ratio, on a cash basis, was 75.3 percent in 1999, compared to 71.2 percent in 1998 and 61.5 percent in 1997 reflecting higher growth in Piper Jaffray, which has a higher efficiency ratio than most traditional banking businesses.

     The Company expects continued growth from its Wealth Management and Capital Markets businesses, but recognizes that these businesses are significantly dependent on prevailing market conditions.

CORPORATE SUPPORT Corporate Support includes the net effect of support units after internal revenue and expense allocations, treasury management, and other corporate activities. Net interest income primarily relates to the Company's investment and residential mortgage portfolios, and the net effect of transfer pricing loan and deposit balances. Provision for credit losses represents the residual aggregate of the credit provision allocated to the reportable business units and the Company's recorded provision. Refer to "Corporate Risk Profile" section on pages 28 to 33 for further discussion on the allowance for credit losses and changes in the provision for credit losses. Noninterest income and noninterest expenses primarily reflect certain business activities managed on a corporate basis and the elimination of intersegment revenue and expense. Provisions for income taxes primarily reflect the difference between the income tax expense or benefit allocated to the other business units (37 percent of pretax earnings in 1999 and 38 percent of pretax earnings in 1998 and 1997) and the effective tax rate on a consolidated basis. Refer to "Income Tax Expense" section on page 24 for discussion of the effective tax rate on a consolidated basis.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $3.30 billion in 1999 and $3.11 billion in 1998 and 1997. The 6 percent increase in 1999 as compared to 1998 was primarily due to growth in earning assets, driven by core loan growth and several consumer loan portfolio purchases. Net interest margin on a taxable-equivalent basis remained relatively flat at 4.83 percent in 1999, as compared to 4.87 percent in 1998. Average earning assets increased $4.5 billion (7 percent) in 1999, primarily due to strong core loan growth and several late 1998 consumer loan portfolio purchases, partially offset by reductions in securities, the sale of indirect automobile loans and continued runoff of residential mortgages.

U.S. BANCORP                                                                  21

TABLE 4 ANALYSIS OF NET INTEREST INCOME


(Dollars in Millions)                                                    1999         1998         1997
-----------------------------------------------------------------------------------------------------------
Net interest income, as reported ...................................   $ 3,260.7    $ 3,060.6    $ 3,048.1
     Taxable-equivalent adjustment .................................        42.0         51.3         57.9
                                                                       ------------------------------------
Net interest income (taxable-equivalent basis) .....................   $ 3,302.7    $ 3,111.9    $ 3,106.0
                                                                       ------------------------------------

Average yields and weighted average rates (taxable-equivalent basis)
     Earning assets yield ..........................................        8.36%        8.55%        8.68%
     Rate paid on interest-bearing liabilities .....................        4.45         4.70         4.67
                                                                       ------------------------------------

 Gross interest margin .............................................        3.91%        3.85%        4.01%
                                                                       ------------------------------------

 Net interest margin ...............................................        4.83%        4.87%        5.04%
                                                                       ------------------------------------

 Net interest margin without taxable-equivalent increments .........        4.77%        4.79%        4.94%
-----------------------------------------------------------------------------------------------------------

Average loans were up $4.6 billion (8 percent) from 1998. Excluding indirect automobile and residential mortgage loans, average loans for 1999 were higher by approximately $6.1 billion (12 percent) than 1998, reflecting growth in commercial loans, home equity and second mortgages (see Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 70 to 71).

     Average available-for-sale securities were $742 million (13 percent) lower in 1999 compared with 1998, primarily reflecting maturities and prepayments of securities.

     Net interest income on a taxable-equivalent basis remained virtually unchanged from 1997 to 1998, despite growth in earning assets, due to a decline in net interest margin during 1998. The decline in net interest margin from 5.04 percent in 1997 to 4.87 percent in 1998 was primarily due to growth in Payment Systems' noninterest-bearing assets including corporate and purchasing card loan balances, the funding required by the Piper Jaffray acquisition and the share repurchase program, and margin compression in the commercial loan portfolio. Average loans were up $2.5 billion (5 percent) from 1997 to 1998 reflecting growth in commercial loans, home equity and second mortgages and credit card loans.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $531.0 million in 1999, compared to $379.0 million in 1998 and $460.3 million in 1997. The provision for 1997 included a $95.0 million merger-related charge related to the U.S. Bancorp ("USBC") acquisition. Net charge-offs totaled $567.7 million in 1999, $434.2 million in 1998 and $449.7 million in 1997. Net charge-offs for 1997 included $62.3 million of merger-related charge-offs. The $95.0 million merger-related provision and $62.3 million of merger-related charge-offs were taken as a result of an alignment of the classification and charge-off practices of former USBC with those of the Company. The $152.0 million increase in provision from 1998 to 1999 is primarily due to growth in the loan portfolio and higher net charge-offs. Net charge-offs increased by $133.5 million in 1999, reflecting an expected increase in losses on consumer portfolios purchased in 1998, higher consumer fraud losses and expected losses on a growing portfolio of small business products. The increase also reflects a lower recovery rate associated with commercial loans and growth in corporate card portfolios. The higher provision and net charge-offs in 1998 as compared with 1997, excluding the merger-related items, resulted from increased loan growth and higher

TABLE 5  NONINTEREST INCOME


(Dollars in Millions)                             1999        1998        1997
------------------------------------------------------------------------------
Credit card fee revenue ....................   $  603.1    $  574.8   $  418.8
Trust and investment management fees .......      459.7       413.0      348.0
Service charges on deposit accounts ........      434.6       406.0      396.2
Investment products fees and commissions ...      347.7       229.7       65.7
Investment banking revenue .................      245.4       100.4         --
Trading account profits and commissions ....      215.9       118.1       30.9
Other ......................................      453.6       402.0      352.0
                                               -------------------------------
   Total operating noninterest income ......    2,760.0     2,244.0    1,611.6
Available-for-sale securities (losses) gains       (1.3)       12.6        3.6
                                               -------------------------------
   Total noninterest income ................   $2,758.7    $2,256.6   $1,615.2
------------------------------------------------------------------------------

22                                                                  U.S. BANCORP

TABLE 6  NONINTEREST EXPENSE


(Dollars in Millions)                                            1999        1998          1997
------------------------------------------------------------------------------------------------
Salaries .................................................   $ 1,460.9    $ 1,210.9    $   969.3
Employee benefits ........................................       248.4        222.3        217.4
Net occupancy ............................................       204.6        187.4        182.0
Furniture and equipment ..................................       160.1        153.4        165.4
Telephone ................................................        75.4         69.7         59.7
Other personnel costs ....................................        63.2         53.0         66.6
Professional services ....................................        74.1         71.3         70.3
Advertising and marketing ................................        64.3         67.2         56.6
Goodwill and other intangible assets .....................       165.6        143.7        113.3
Other ....................................................       547.9        448.9        400.1
                                                             -----------------------------------
   Total operating noninterest expense ...................     3,064.5      2,627.8      2,300.7
Merger-related charges ...................................        62.4        216.5        511.6
                                                             -----------------------------------
   Total noninterest expense .............................   $ 3,126.9    $ 2,844.3    $ 2,812.3
                                                             -----------------------------------
Efficiency ratio* ........................................        51.6%        53.1%        59.6%
Efficiency ratio before merger-related charges ...........        50.5         49.1         48.8
Banking efficiency ratio before merger-related charges**..        43.2         44.2         47.8
Average number of full-time equivalent employees .........      26,891       26,526       25,858
----------------------------------------------------------------------------------------------

*COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF AVAILABLE-FOR-SALE SECURITIES GAINS AND LOSSES.
**WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

credit card-related fraud losses. Refer to "Corporate Risk Profile" for further information on credit quality.

NONINTEREST INCOME Excluding available-for-sale securities transactions, noninterest income in 1999 was $2.76 billion, compared with $2.24 billion in 1998 and $1.61 billion in 1997. Excluding available-for-sale transactions, noninterest income increased $516.0 million (23 percent) in 1999. The increase was driven primarily by the full year impact and continued growth in fee income generated by Piper Jaffray in its investment banking and brokerage activities. Revenue growth related to investment banking and brokerage activities for 1999 approximated $414.0 million. Trust and investment management fees, acquisitions and service charges on deposit accounts also contributed to the year-over-year growth in noninterest income. Credit card fee revenue increased by 5 percent from 1998 despite the loss of approximately one-half of the U.S. Government purchasing card business in late 1998.

     Excluding available-for-sale securities transactions, noninterest income increased $632.4 million (39 percent) in 1998 compared to 1997. The increase resulted from growth in credit card revenue of $156.0 million (37 percent) and trust and investment management fee revenue of $65.0 million (19 percent). Credit card revenue increased primarily due to higher volumes for purchasing and corporate cards, and the Northwest Airlines WorldPerks-REGISTERED TRADEMARK- program. In addition, the Company's credit card revenue growth was affected by the renewal of the WorldPerks program in late 1997 and the buyout of a third party interest in a merchant processing alliance in early 1998. Without these items, credit card fees would have increased 27 percent. In addition, large increases in investment products fees and commissions, investment banking revenue and trading account profits and commissions were due to the May 1, 1998, acquisition of Piper Jaffray.

NONINTEREST EXPENSE Excluding merger-related charges, noninterest expense was $3.06 billion in 1999, compared with $2.63 billion in 1998 and $2.30 billion in 1997. Year-over-year expense growth is primarily related to the acquisition of Piper Jaffray in 1998 and continued growth of investment banking and brokerage activity.

     Noninterest expense included merger-related charges of $62.4 million in 1999, compared to $216.5 million in 1998 and $511.6 million in 1997. During 1999, the Company incurred $62.4 million of merger-related charges related to the integration of the Company's various acquisitions. These merger-related charges are primarily system conversion and integration costs associated with consolidating redundant operations. During 1998, the Company incurred $203.8 million of merger-related charges to integrate USBC and $11.7 million related to the acquisition of Piper Jaffray. These merger-related charges were primarily system conversion costs. Merger-related charges in 1997 consisted of $511.6 million incurred in connection with the USBC transaction. Refer to Note M of the Notes to

U.S. BANCORP                                                                  23

Consolidated Financial Statements for further information on merger-related charges.

     Without the effect of investment banking and brokerage activities, noninterest expense on an operating basis increased by $79.8 million from 1998 to 1999. The increase in core banking expenses in 1999 is primarily related to acquisitions of Mellon Network Services' electronic funds transfer processing unit and traditional banking entities accounted for as purchases. The banking efficiency ratio before merger-related charges was 43.2 percent for 1999, compared to 44.2 percent in 1998 and 47.8 percent in 1997. The improving ratio reflects the results of integrating acquired banking businesses. The overall efficiency ratio is expected to increase slightly due to investments in Internet technology and other customer-related initiatives. The Company has accelerated the development of its capabilities to deliver its products and services over the Internet. The expenditures associated with these initiatives are expected to result in a higher rate of expense growth in 2000, and as with any such investment, the anticipated benefits are subject to a number of uncertainties.

     Without the effect of Piper Jaffray in 1998, noninterest expense, before merger-related charges, decreased by $87.8 million in 1998 as compared to 1997, primarily reflecting the expense savings from the integration of USBC.

     The Company has completed its efforts to address the "Year 2000" computer problem, and experienced no significant operational problems upon the century rollover. The Company incurred approximately $9.2 million of costs associated with its Year 2000 project during 1999. The aggregate cost of the Company's Year 2000 project was $33.2 million over the three-year period ending December 31, 1999. The Company did not defer any material information technology projects as a consequence of its Year 2000 efforts.

INCOME TAX EXPENSE The provision for income taxes was $855.0 million in 1999, compared with $766.5 million in 1998 and $552.2 million in 1997. The increase in income taxes provided in 1999 from 1998 was primarily the result of higher levels of taxable income, as discussed above. The Company's effective tax rate was 36.2 percent in 1999, compared to 36.6 percent in 1998 and 39.7 percent in 1997. The effective rate declined in 1999 and 1998 as compared to 1997 primarily due to $39.1 million of non-deductible merger-related costs included in 1997 associated with the acquisition of USBC.

     At December 31, 1999, the Company's net deferred tax asset was $158.4 million, compared with $261.3 million at December 31, 1998. In determining that realization of the deferred tax asset was more likely than not, the Company

TABLE 7 LOAN PORTFOLIO DISTRIBUTION


                                           1999               1998               1997               1996               1995
                                     ---------------------------------------------------------------------------------------------
                                              Percent            Percent            Percent            Percent             Percent
At December 31 (Dollars in Millions) Amount  of Total    Amount of Total    Amount of Total    Amount of Total    Amount  of Total
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial ...................... $28,863    45.9%   $25,974    43.9%   $23,399    42.8%   $21,393    40.9%   $19,821    40.1%
   Real estate
      Commercial mortgage ..........   9,784    15.5      8,193    13.9      8,025    14.7      8,022    15.3      6,864    13.9
      Construction .................   4,322     6.9      3,069     5.2      2,359     4.3      2,125     4.0      1,516     3.2
                                     ---------------------------------------------------------------------------------------------
      Total commercial .............  42,969    68.3     37,236    63.0     33,783    61.8     31,540    60.2     28,201    57.2

CONSUMER
   Home equity and second mortgage..   8,681    13.8      7,409    12.5      5,815    10.6      5,271    10.1      4,011     8.1
   Credit card .....................   4,313     6.9      4,221     7.1      4,200     7.7      3,632     6.9      3,391     6.9
   Revolving credit ................   1,815     2.9      1,686     2.9      1,567     2.9      1,581     3.0      1,517     3.1
   Installment .....................     999     1.6      1,168     2.0      1,199     2.2      1,463     2.8      1,449     2.9
   Automobile ......................     884     1.4      3,413     5.8      3,227     5.9      3,388     6.5      3,243     6.6
   Student* ........................     563      .9        829     1.4        686     1.2        580     1.1        468      .9
                                     ---------------------------------------------------------------------------------------------
      Subtotal .....................  17,255    27.5     18,726    31.7     16,694    30.5     15,915    30.4     14,079    28.5
   Residential mortgage ............   2,661     4.2      3,160     5.3      4,231     7.7      4,900     9.4      7,065    14.3
                                     ---------------------------------------------------------------------------------------------
      Total consumer ...............  19,916    31.7     21,886    37.0     20,925    38.2     20,815    39.8     21,144    42.8
                                     ---------------------------------------------------------------------------------------------
         Total loans ............... $62,885   100.0%   $59,122   100.0%   $54,708   100.0%   $52,355   100.0%   $49,345   100.0%
----------------------------------------------------------------------------------------------------------------------------------

*ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS.

24                                                                  U.S. BANCORP

TABLE 8 COMMERCIAL LOAN EXPOSURE BY INDUSTRY GROUP AND GEOGRAPHY


                                               Percentage of Total
                                                 at December 31
                                               -------------------
INDUSTRY TYPE                                   1999        1998
------------------------------------------------------------------
Consumer cyclical products and services ..      17.5%      16.6%
Capital goods ............................      12.6       12.7
Consumer staples .........................      10.1       10.9
Financials ...............................      10.0        9.3
Agricultural .............................       8.8        7.5
Transportation ...........................       4.8        4.7
Paper products, mining and basic materials       4.8        4.2
Mortgage banking .........................       3.5        5.7
Other ....................................      27.9       28.4
                                               -------------------
                                               100.0%     100.0%
------------------------------------------------------------------
 GEOGRAPHY
------------------------------------------------------------------
Minnesota ................................      23.2%      24.4%
Washington ...............................      16.2       17.2
Oregon ...................................       8.7        9.6
California ...............................       8.6        6.9
Other states within banking region .......      28.1       27.3
                                               -------------------
   Total banking region ..................      84.8       85.4
Other regions ............................      15.2       14.6
                                               -------------------
                                               100.0%     100.0%
------------------------------------------------------------------

gave consideration to a number of factors, including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carrybacks and carryforwards. For further information on income taxes, refer to Note N of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio increased $3.8 billion to $62.9 billion at December 31, 1999, from $59.1 billion at December 31, 1998. Excluding indirect automobile and residential mortgages, average loans for 1999 were $6.1 billion (12 percent) higher than 1998, reflecting strong core growth in commercial loans and home equity and second mortgages, in addition to several consumer loan portfolio purchases and bank acquisitions. The Company's loan portfolio inherently has credit risk which may ultimately result in loan charge-offs. The Company manages this risk through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. See "Corporate Risk Profile" for a more detailed discussion of the management of credit risk including the allowance for credit losses.

COMMERCIAL Commercial loans totaled $28.9 billion at year-end 1999, up $2.9 billion (11 percent) from year-end 1998. Year-end 1998 commercial loans were $26.0 billion, up $2.6 billion (11 percent) from year-end 1997.

     The Company offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, agricultural credit, correspondent banking and energy lending. The Company monitors and manages the portfolio diversification by industry, customer and geography. The commercial portfolio reflects the Company's focus of serving small business customers, middle market and larger corporate businesses throughout its 16 state banking region and national customers within certain niche industry groups.

     The Company also provides financing to enable customers to grow their businesses through acquisitions of existing businesses, buyouts or other recapitalizations. Such leveraged financings approximated $2.4 billion at December 31, 1999, compared with $1.9 billion at December 31, 1998. Approximately 94 percent of such loans outstanding at December 31, 1999, were made to existing customers or businesses within the Company's banking region. These leveraged financings are diversified among industry groups with no significant industry concentrations as a percentage of these loans. Underwriting

U.S. BANCORP                                                                  25

TABLE 9 COMMERCIAL REAL ESTATE EXPOSURE BY PROPERTY TYPE AND GEOGRAPHY


                                            Percentage of Total
                                              at December 31
                                           ---------------------
PROPERTY TYPE                               1999           1998
----------------------------------------------------------------
Business owner occupied ..........          25.0%          29.6%
Multi-family .....................          13.2           13.1
Commercial property-office .......          12.3           10.3
Commercial property-retail .......          10.2            9.9
Homebuilders .....................           9.3            7.7
Hotel/motel ......................           7.7            7.2
Commercial property-industrial ...           6.6            7.1
Other ............................          15.7           15.1
                                           ---------------------
                                           100.0%         100.0%
----------------------------------------------------------------
 GEOGRAPHY
----------------------------------------------------------------
California .......................          22.1%          13.3%
Washington .......................          21.2           24.0
Oregon ...........................          12.6           14.9
Minnesota ........................           9.1            9.3
Other states within banking region          29.6           33.5
                                           ---------------------
   Total banking region ..........          94.6           95.0
Other regions ....................           5.4            5.0
                                           ---------------------
                                           100.0%         100.0%
----------------------------------------------------------------

standards require businesses to maintain acceptable capital levels and have demonstrated sufficient cash flows to support debt service of the loans.

     Table 8 shows the significant industry groups and geographic locations of commercial loans outstanding at December 31, 1999, and 1998. This diverse mix of industries and geographic locations is similar to 1997. Certain industry segments, including agriculture and mortgage banking, continue to experience economic stress. At December 31, 1999, the Company's agricultural portfolio is diversified with 34 percent of agricultural loans to livestock producers, 32 percent to crop producers, 22 percent to food processors and 12 percent to wholesalers of agricultural products. Although crop prices remain at lower levels, the overall industry segment has stabilized during 1999 due to improved livestock commodity markets. Food processors and wholesalers have been less negatively affected by commodity pricing. The mortgage banking sector represents approximately 3.5 percent of commercial loans at December 31, 1999, compared to
5.7 percent at December 31, 1998. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its collateral position to manage its risk exposure.

COMMERCIAL REAL ESTATE The Company's portfolio of commercial real estate mortgages and construction loans grew to $14.1 billion at December 31, 1999, compared with $11.3 billion at December 31, 1998, primarily due to acquisitions and growth in the commercial real estate sector.

     Commercial mortgages outstanding increased to $9.8 billion at December 31, 1999, compared with $8.2 billion at December 31, 1998. Real estate construction loans at December 31, 1999, totaled $4.3 billion compared with $3.1 billion from year-end 1998. Table 9 shows the detail of real estate exposures by property type and geographic location. The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time, if retained, the loan is transferred to the commercial mortgage portfolio. Approximately $271.1 million of construction loans were transferred to the commercial mortgage portfolio in 1999.

     At year-end 1999, real estate secured $161 million of tax-exempt industrial development loans and $920 million of standby letters of credit. At year-end 1998, these exposures totaled $160 million and $1.15 billion, respectively. The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $3.61 billion at December 31, 1999, and $2.68 billion at December 31, 1998.

     The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real

26                                                                  U.S. BANCORP

TABLE 10  AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AVERAGE MATURITY


At December 31, 1999         Average Contractual Maturity
----------------------------------------------------------------
U.S. Treasury .......        3 years, 0 months
Other U.S. agencies..        4 years, 1 month
State and political..        5 years, 2 months
Other* ..............        9 years, 2 months
   Total ............        4 years, 8 months
----------------------------------------------------------------

*EXCLUDES EQUITY SECURITIES THAT HAVE NO STATED MATURITY.
THE AVERAGE EFFECTIVE LIFE OF THE HOLDINGS IS EXPECTED TO BE LESS THAN THE AVERAGE CONTRACTUAL MATURITIES SHOWN IN THE TABLE BECAUSE BORROWERS MAY HAVE THE RIGHT TO CALL OR PREPAY OBLIGATIONS WITH OR WITHOUT CALL OR PREPAYMENT PENALTIES. THE TABLE ABOVE DOES NOT INCLUDE MORTGAGE-BACKED SECURITIES AND ASSET-BACKED SECURITIES.

estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial loan category and totaled $1.85 billion at December 31, 1999, and $1.78 billion at December 31, 1998.

CONSUMER Total consumer loan outstandings decreased $2.0 billion to $19.9 billion at December 31, 1999, from $21.9 billion at December 31, 1998. The decline reflects the sale of $1.8 billion of indirect automobile loans completed in September 1999 and continued runoff of residential mortgages. Excluding indirect automobile loans and residential mortgage loans, consumer loans increased $885 million (6 percent). This increase reflects growth in home equity and second mortgage loans of $1.3 billion (17 percent), credit card loans of $92 million (2 percent) and revolving credit loans of $129 million (8 percent) from December 31, 1998, offset by a decrease in installment loans and student loans from December 31, 1998. The decline in residential mortgages and indirect automobile loans reflects the Company's objective of exiting these businesses due to their lower returns.

     Of total consumer balances outstanding, approximately 82 percent are to customers located in the Company's banking region. See "Corporate Risk Profile" for a discussion of the general economic conditions within the Company's banking region.

SECURITIES At December 31, 1999, available-for-sale securities totaled $4.9 billion, compared with $5.6 billion at December 31, 1998, primarily reflecting maturities and prepayments of securities. The relative mix of the type of available-for-sale securities did not change significantly from the prior year. The primary objectives of the Company's investment portfolio are to meet business line collateral needs and reduce overall interest rate risk.

DEPOSITS Noninterest-bearing deposits were $16.1 billion at December 31, 1999, compared with $16.4 billion at December 31, 1998. Interest-bearing deposits totaled $35.5 billion at December 31, 1999, compared with $33.7 billion at December 31, 1998. The increase in interest-bearing deposit balances is primarily due to an increase in time certificates greater than $100,000 reflecting an increased


TABLE 11 - AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AMORTIZED COST, FAIR VALUE AND YIELD BY MATURITY DATE



Maturing:                    Within 1 Year               1-5 Years                   5-10 Years
-----------------------------------------------------------------------------------------------------
                         Amor-                    Amor-                       Amor-
At December 31, 1999     tized    Fair            tized     Fair              tized     Fair
(Dollars in Millions)     Cost   Value   Yield     Cost    Value    Yield      Cost    Value    Yield
-----------------------------------------------------------------------------------------------------
U.S. Treasury ......... $   33  $   33   5.69%   $  340   $  334     5.60%   $   15   $   14     5.95%
Mortgage-backed* ......     --      --     --        --       --       --        --       --       --
Other U.S. agencies ...      1       1   6.41         1        1     6.55         1        1     6.77
State and political**..    133     134   7.59       482      485     7.44       395      393     7.38
Other .................      1       1   7.49         7        7     4.36        21       12     6.06
                        -----------------------------------------------------------------------------
   Total .............. $  168  $  169   7.21%   $  830   $  827     6.66%   $  432   $  420     7.26%
-----------------------------------------------------------------------------------------------------

                                                           Mortgage-Backed and
Maturing:                       Over 10 Years            Asset-Backed Securities                Total
-----------------------------------------------------------------------------------------------------------------
                          Amor-                          Amor-                        Amor-
At December 31, 1999      tized     Fair                 tized     Fair               tized     Fair
(Dollars in Millions)      Cost    Value   Yield          Cost    Value    Yield       Cost    Value    Yield
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury .........  $   --   $   --       --%       $   --   $   --       --%   $   388   $  381     5.62%
Mortgage-backed* ......      --       --       --         2,971    2,906     6.81      2,971    2,906     6.81
Other U.S. agencies ...      --       --       --           192      193     7.42        195      196     7.41
State and political**..     122      123     8.18            --       --       --      1,132    1,135     7.52
Other .................     259      233    11.29***         --       --       --        288      253     7.28***
                         ------------------------------------------------------------------------------------------
   Total ..............  $  381   $  356     8.45%***   $3,163   $3,099     6.84%    $4,974   $4,871     6.91%***
-----------------------------------------------------------------------------------------------------------------

*VARIABLE RATE MORTGAGE-BACKED SECURITIES REPRESENTED 8% OF THE BALANCE OF MORTGAGE-BACKED SECURITIES.
**YIELDS ON STATE AND POLITICAL OBLIGATIONS THAT ARE NOT SUBJECT TO FEDERAL INCOME TAX HAVE BEEN ADJUSTED TO TAXABLE-EQUIVALENT USING A 35% TAX RATE. ***AVERAGE YIELD CALCULATIONS EXCLUDE EQUITY SECURITIES THAT HAVE NO STATED YIELD.

U.S. BANCORP                                                                  27
emphasis of issuing deposits through the Company's broker-dealer affiliates.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $2.3 billion at December 31, 1999, down from $3.4 billion at year-end 1998. The decrease was primarily due to a $1.2 billion decrease in federal funds purchased and securities sold under agreements to repurchase which reflected the Company's Year 2000 liquidity strategy.

     Long-term debt was $16.6 billion at December 31, 1999, up from $13.8 billion at December 31, 1998. To fund core asset growth, the Company issued $5.4 billion of debt with an average original maturity of 2.3 years under its medium term and bank note programs during 1999. The Company also issued $400 million of variable-rate Euro medium-term notes due April 13, 2004. These issuances were partially offset by maturities of $2.5 billion of medium-term and bank notes, $203 million of Federal Home Loan Bank advances and $200 million of portable asset trust securities. Also, the Company called its $107 million subordinated floating-rate notes due November 2010.

CORPORATE RISK PROFILE

OVERALL RISK PROFILE Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity, market and liquidity. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as the result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk is the risk that arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers.

CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans including specialized lending categories such as mortgage banking, real estate construction and consumer credit. The strategy emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly.


TABLE 12 NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING


                                  1999         1998          1997
------------------------------------------------------------------
COMMERCIAL
  Commercial .............        .48%         .32%          .65%
  Real estate
    Commercial mortgage ..        .01         (.20)         (.20)
    Construction .........        .01          .11           .16
                                ----------------------------------
    Total commercial .....        .34          .18           .41
CONSUMER
  Credit card ............       4.23         4.36          4.11
  Other ..................       1.84         1.45          1.28
                                ----------------------------------
    Subtotal .............       2.37         2.14          1.93
  Residential mortgage ...        .10          .17           .12
                                ----------------------------------
    Total consumer .......       2.07         1.79          1.53
                                ----------------------------------
       Total .............       .94%          .78%          .84%
------------------------------------------------------------------

28                                                                  U.S. BANCORP

TABLE 13 NONPERFORMING ASSETS*


                                                                                  At December 31
                                                               -----------------------------------------------------------
(Dollars in Millions)                                            1999         1998         1997         1996          1995
--------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial ............................................     $161.2      $165.7      $179.1      $143.7      $ 91.6
   Real estate
      Commercial mortgage ................................       78.9        35.5        45.4        44.4        76.5
      Construction .......................................       25.3        17.2        14.9        18.8        13.3
                                                               -----------------------------------------------------------
      Total commercial ...................................      265.4       218.4       239.4       206.9       181.4
CONSUMER
   Credit card ...........................................         --          --          --          --         5.7
   Other .................................................        8.6        13.9         5.6         4.8         6.3
                                                               -----------------------------------------------------------
      Subtotal ...........................................        8.6        13.9         5.6         4.8        12.0
   Residential mortgage ..................................       36.0        46.6        52.1        57.6        54.2
                                                               -----------------------------------------------------------
      Total consumer .....................................       44.6        60.5        57.7        62.4        66.2
                                                               -----------------------------------------------------------
         Total nonperforming loans .......................      310.0       278.9       297.1       269.3       247.6
OTHER REAL ESTATE ........................................       20.7        14.3        30.1        43.2        66.5
OTHER NONPERFORMING ASSETS ...............................       16.8        11.1        12.3         7.5         6.2
                                                               -----------------------------------------------------------
         Total nonperforming assets ......................     $347.5      $304.3      $339.5      $320.0      $320.3
                                                               -----------------------------------------------------------
Accruing loans 90 days or more past due** ................     $125.8      $106.8      $ 93.8      $ 90.6      $ 68.8
Nonperforming loans to total loans .......................         .49%        .47%        .54%        .51%        .50%
Nonperforming assets to total loans plus other real estate         .55         .51         .62         .61         .65
Net interest lost on nonperforming loans .................     $ 19.7      $ 14.9      $ 17.1      $ 24.8      $ 23.2
--------------------------------------------------------------------------------------------------------------------------


*THROUGHOUT THIS DOCUMENT, NONPERFORMING ASSETS AND RELATED RATIOS DO NOT INCLUDE ACCRUING LOANS 90 DAYS OR MORE PAST DUE.
**THESE LOANS ARE NOT INCLUDED IN NONPERFORMING ASSETS AND CONTINUE TO ACCRUE INTEREST BECAUSE THEY ARE SECURED BY COLLATERAL AND/OR ARE IN THE PROCESS OF COLLECTION AND ARE REASONABLY EXPECTED TO RESULT IN REPAYMENT OR RESTORATION TO CURRENT STATUS.

     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage, and macroeconomic factors. Generally, the domestic economy of the nation is considered strong even though financial markets have been more volatile in 1999 and 1998 than in prior years. Approximately 56 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon, Washington and California. Most economic indicators in the Company's operating regions are similar to or compare favorably with national trends. According to federal and state government agencies, unemployment rates in Minnesota, Oregon, Washington and California were 2.4 percent, 5.0 percent, 4.2 percent and 4.9 percent, respectively, for the month of December 1999, compared with the national unemployment rate of 4.1 percent. At September 30, 1999, the national residential foreclosure rate was
 .98 percent, compared with .43 percent in Minnesota, .45 percent in Oregon, .57 percent in Washington and 1.15 percent in California.

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

ANALYSIS OF NET LOAN CHARGE-OFFS Net loan charge-offs increased $133.5 million to $567.7 million in 1999, compared with $434.2 million in 1998, and $449.7 million in 1997. Included in the 1997 net charge-offs was $62.3 million of merger-related charge-offs, taken to align the classification and charge-off practices of the former USBC with those of the Company. The ratio of total net charge-offs to average loans was .94 percent in 1999, compared with .78 percent in 1998 and .84 percent in 1997.

     Commercial loan net charge-offs for 1999 were $133.5 million, compared with $65.2 million in 1998 and $132.9 million, including merger-related charge-offs of $55.3 million in 1997. The increase in commercial loan net charge-offs in 1999 included expected higher losses on a growing portfolio of small business products, growth in the corporate card portfolio and lower levels of recoveries compared with 1998.

U.S. BANCORP                                                                  29

TABLE 14 SUMMARY OF ALLOWANCE FOR CREDIT LOSSES


(Dollars in Millions)                                             1999         1998          1997           1996          1995
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year ...............................   $ 1,000.9    $ 1,008.7     $   992.5     $   908.0     $   862.3

CHARGE-OFFS
   Commercial
      Commercial ...........................................       192.6        134.2         184.4          86.4          51.3
      Real estate
         Commercial mortgage ...............................        10.4          7.5          14.3          17.0          22.1
         Construction ......................................         1.1          4.6           4.3           2.3            .4
                                                               ----------------------------------------------------------------
         Total commercial ..................................       204.1        146.3         203.0         105.7          73.8
   Consumer
      Credit card ..........................................       188.5        196.8         172.4         150.4         123.7
      Other ................................................       331.5        241.7         194.3         134.3         121.6
                                                               ----------------------------------------------------------------
         Subtotal ..........................................       520.0        438.5         366.7         284.7         245.3
    Residential mortgage ...................................         3.6          7.3           6.7           6.8           6.9
                                                               ----------------------------------------------------------------
         Total consumer ....................................       523.6        445.8         373.4         291.5         252.2
                                                               ----------------------------------------------------------------
            Total ..........................................       727.7        592.1         576.4         397.2         326.0

RECOVERIES
   Commercial
      Commercial ...........................................        60.4         55.6          38.8          56.0          56.6
      Real estate
         Commercial mortgage ...............................         9.6         23.8          30.5          25.7          18.7
         Construction ......................................          .6          1.7            .8           1.0           2.5
                                                               ----------------------------------------------------------------
         Total commercial ..................................        70.6         81.1          70.1          82.7          77.8
   Consumer
      Credit card ..........................................        18.2         21.4          20.2          16.6          17.1
      Other ................................................        70.3         54.4          35.1          34.0          34.2
                                                               ----------------------------------------------------------------
         Subtotal ..........................................        88.5         75.8          55.3          50.6          51.3
      Residential mortgage .................................          .9          1.0           1.3           2.4           1.8
                                                               ----------------------------------------------------------------
         Total consumer ....................................        89.4         76.8          56.6          53.0          53.1
                                                               ----------------------------------------------------------------
            Total ..........................................       160.0        157.9         126.7         135.7         130.9

NET CHARGE-OFFS
   Commercial
      Commercial ...........................................       132.2         78.6         145.6          30.4          (5.3)
      Real estate
         Commercial mortgage ...............................          .8        (16.3)        (16.2)         (8.7)          3.4
         Construction ......................................          .5          2.9           3.5           1.3          (2.1)
                                                               ----------------------------------------------------------------
         Total commercial ..................................       133.5         65.2         132.9          23.0          (4.0)
   Consumer
      Credit card ..........................................       170.3        175.4         152.2         133.8         106.6
      Other ................................................       261.2        187.3         159.2         100.3          87.4
                                                               ----------------------------------------------------------------
         Subtotal ..........................................       431.5        362.7         311.4         234.1         194.0
      Residential mortgage .................................         2.7          6.3           5.4           4.4           5.1
                                                               ----------------------------------------------------------------
         Total consumer ....................................       434.2        369.0         316.8         238.5         199.1
                                                               ----------------------------------------------------------------
            Total ..........................................       567.7        434.2         449.7         261.5         195.1
Provision charged to operating expense .....................       531.0        379.0         460.3         271.2         239.1
Acquisitions and other changes .............................        31.2         47.4           5.6          74.8           1.7
                                                               ----------------------------------------------------------------
Balance at end of year .....................................   $   995.4    $ 1,000.9     $ 1,008.7     $   992.5     $   908.0
                                                               ----------------------------------------------------------------
Allowance as a percentage of:
     Period-end loans ......................................        1.58%        1.69%         1.84%         1.90%         1.84%
     Nonperforming loans ...................................         321          359           340           369           367
     Nonperforming assets ..................................         286          329           297           310           283
     Net charge-offs .......................................         175          231           224           380           465

Net charge-offs as a percentage of average loans outstanding
     Commercial ............................................         .34%         .18%          .41%          .08%         (.01)%
     Consumer ..............................................        2.07         1.79          1.53          1.16           .96
      Total ................................................         .94          .78           .84           .51           .41
-------------------------------------------------------------------------------------------------------------------------------

30                                                                  U.S. BANCORP

     Consumer loan net charge-offs in 1999 were $434.2 million, compared with $369.0 million in 1998 and $316.8 million, including merger-related charge-offs of $7.0 million, in 1997. The ratio of consumer net charge-offs to average loans in 1999 was 2.07 percent, up from 1.79 percent in 1998 and 1.53 percent in 1997. The increase in consumer loan net charge-offs in 1999 reflects higher overdraft fraud losses in addition to expected losses associated with consumer portfolio purchases. During 1999, the Company modified its charge-off policy to conform with recently issued regulatory guidelines for consumer loans. Without the change in policy, total consumer net charge-offs as a percent of average loans outstanding would have been 2.09 percent. The increase in consumer loan net charge-offs in 1998 reflects growth in the consumer loan portfolio and an increase in credit card-related fraud losses.

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1999, nonperforming assets totaled $347.5 million, compared with $304.3 million at year-end 1998 and $339.5 million at year-end 1997. Approximately $13.2 million of the increase in nonperforming loans was related to the acquisition of Western Bancorp. The ratio of nonperforming assets to loans plus other real estate was .55 percent at December 31, 1999, compared with .51 percent at year-end 1998 and .62 percent at year-end 1997.

     In 1999, nonperforming commercial loans increased $47.0 million primarily the result of continued stress in timber secured loans. Nonperforming consumer loans declined approximately $16 million primarily due to the continued decline in residential mortgages outstanding. Interest payments (currently received on approximately 28 percent of the Company's nonperforming loans) are typically applied against the principal balance and not recorded as income.

     Accruing loans 90 days or more past due totaled $125.8 million, compared with $106.8 million at December 31, 1998, and $93.8 million at December 31, 1997. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were 2.65 percent of the total consumer portfolio at December 31, 1999, compared with 2.39 percent of the total consumer portfolio at December 31, 1998. Consumer loans 90 days or more past due totaled .79 percent of the total consumer loan portfolio at December 31, 1999, compared with .75 percent of the total consumer loan portfolio at December 31, 1998.

ANALYSIS AND ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses provides coverage for losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it

TABLE 15  DELINQUENT LOAN RATIOS*


                                        At December 31
                             ------------------------------------
90 days or more past due     1999    1998    1997    1996    1995
-----------------------------------------------------------------
COMMERCIAL
   Commercial ...........    .59%    .65%    .78%    .70%    .49%
   Real estate
      Commercial mortgage    .84     .44     .57     .55    1.17
      Construction ......    .59     .56     .67     .91     .92
                             -----------------------------------
      Total commercial ..    .65     .60     .72     .68     .68
CONSUMER
   Credit card ..........    .96     .74     .69     .88     .88
   Other ................    .57     .51     .41     .34     .24
                             -----------------------------------
      Subtotal ..........    .67     .56     .48     .46     .39
   Residential mortgage .   1.57    1.86    1.58    1.48     .99
                             -----------------------------------
      Total consumer ....    .79     .75     .70     .70     .59
                             -----------------------------------
         Total ..........    .69%    .65%    .71%    .69%    .64%
----------------------------------------------------------------

*RATIOS INCLUDE NONPERFORMING LOANS AND ARE EXPRESSED AS A PERCENT OF ENDING LOAN BALANCES.

U.S. BANCORP                                                                  31

TABLE 16 ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                    Allocation Amount at December 31               Allocation as a Percent of Loans Outstanding
                             ---------------------------------------------      --------------------------------------------------
(Dollars in Millions)         1999       1998      1997      1996     1995       1999       1998       1997       1996      1995
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial ............   $296.6  $  205.9  $  226.2    $232.9    $226.7      1.03%       .79%       .97%      1.09%      1.14%
   Real estate
      Commercial mortgage.     43.3      25.8      29.7      42.4      38.9       .44        .31        .37        .53        .57
      Construction .......     10.9      10.9      15.9      12.5       7.7       .25        .36        .67        .59        .51
                             -------  --------  --------   ------   -------     ------     ------    -------     ------    -------
      Total commercial ...    350.8     242.6     271.8     287.8     273.3       .82        .65        .80        .91        .97

CONSUMER
   Credit card ...........    161.1     177.0     137.6     132.1      97.4      3.74       4.19       3.28       3.64       2.87
   Other .................    280.4     283.0     206.5     164.9     119.6      2.17       1.95       1.65       1.34       1.12
                             -------  --------  --------   ------   -------     ------     ------    -------     ------    -------
      Subtotal ...........    441.5     460.0     344.1     297.0     217.0      2.56       2.46       2.06       1.87       1.54
   Residential mortgage ..      5.5      10.0       8.9       9.9      10.3       .21        .32        .21        .20        .15
                             -------  --------  --------   ------   -------     ------     ------    -------     ------    -------
      Total consumer .....    447.0     470.0     353.0     306.9     227.3      2.24       2.15       1.69       1.47       1.08
                             -------  --------  --------   ------   -------     ------     ------    -------     ------    -------
   Total allocated .......    797.8     712.6     624.8     594.7     500.6      1.27       1.21       1.14       1.14       1.01
   Unallocated portion ...    197.6     288.3     383.9     397.8     407.4       .31        .49        .70        .76        .83
                             -------  --------  --------   ------   -------     ------     ------    -------     ------    -------
      Total allowance ....   $995.4  $1,000.9  $1,008.7    $992.5    $908.0      1.58%      1.69%      1.84%      1.90%      1.84%
----------------------------------------------------------------------------------------------------------------------------------

is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including regulatory guidance and economic conditions. Management has determined that the allowance for credit losses is adequate.

     At December 31, 1999, the allowance was $995.4 million, or 1.58 percent of loans. This compares with an allowance of $1.00 billion, or 1.69 percent of loans, at year-end 1998 and $1.01 billion, or 1.84 percent of loans, at December 31, 1997. The ratio of the allowance for credit losses to nonperforming loans was 321 percent at December 31, 1999, compared to 359 percent at year-end 1998 and 340 percent at year-end 1997.

     Although the recent trend of steady economic growth may contribute to the continued improvement in the credit portfolio, financial market volatility, economic stagnation or reversals and trends of corporate earnings could change the required level of the allowance for credit losses.

     Management allocates part of the allowance to certain sectors based on relative risk characteristics of the loan portfolio. Table 16 shows the allocation of the allowance for credit losses by loan category. Commercial allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. An analysis of the migration of commercial loans and actual loss experience throughout the business cycle is also conducted to assess reserves allocated to credits with similar risk characteristics. The allowance allocated to commercial loan portfolios increased $108.2 million to $350.8 million in 1999 reflecting growth in the commercial loan portfolio during 1999, increased risk in the paper and forestry products sector due to excess capacity and decline in demand from Asian markets, and a change in the allocation methodology related to the corporate card portfolio. Consumer allocations are based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, and historical and expected delinquency and charge-off statistics for each homogenous category or group of loans. The allowance allocated to consumer loans declined $23.0 million to $447.0 million in 1999 reflecting a decline in nonperforming consumer assets, improvements in credit card and residential mortgage net charge-offs during the second half of 1999 and the $1.8 billion sale of indirect automobile loans.

     Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or the risk management processes established, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends;

32                                                                  U.S. BANCORP

TABLE 17 INTEREST RATE SENSITIVITY GAP ANALYSIS


                                                                            Repricing Maturities
                                                 --------------------------------------------------------------------------
                                                 Less Than      3-6       6-12        1-5   More Than   Non-Rate
At December 31, 1999 (Dollars in Millions)       3 Months      Months    Months      Years   5 Years    Sensitive   Total
------------------------------------------------ ---------   ---------- ---------  --------- --------   ---------  --------
Assets
   Loans .......................................  $ 34,903   $  3,426   $  3,562   $ 15,177  $  5,793   $     24   $ 62,885
   Available-for-sale securities ...............       460        176        537      1,790     1,908         --      4,871
   Other earning assets ........................     2,526         39         76        525       652         --      3,818
   Nonearning assets ...........................       617         33        339      1,559     2,259      5,149      9,956
                                                  ---------   ---------- ---------  --------- --------   ---------  --------
      Total assets .............................  $ 38,506   $  3,674   $  4,514   $ 19,051  $ 10,612   $  5,173   $ 81,530
                                                  ---------   ---------- ---------  --------- --------   ---------  --------
Liabilities and Equity
   Deposits ....................................  $ 22,807   $  2,905   $  2,482   $ 12,940  $ 10,396         --   $ 51,530
   Other purchased funds .......................     2,245         --         --          2         9         --      2,256
   Long-term debt ..............................    11,775        139        334      1,942     2,373         --     16,563
   Company-obligated mandatorily redeemable
       preferred securities of subsidiary trusts
       holding solely the junior subordinated
       debentures of the parent company ........        --         --         --         --       950         --        950
   Other liabilities ...........................        --         --        235        117        --      2,241      2,593
   Equity ......................................        --         --         --         --        --      7,638      7,638
                                                  ---------   ---------- ---------  --------- --------   ---------  --------
      Total liabilities and equity .............  $ 36,827   $  3,044   $  3,051   $ 15,001  $ 13,728   $  9,879   $ 81,530
                                                  ---------   ---------- ---------  --------- --------   ---------  --------
Effect of off-balance sheet hedging instruments
   Receiving fixed .............................  $    215   $    266   $    491   $  4,796  $  1,975         --   $  7,743
   Paying floating .............................    (7,743)        --         --         --        --         --     (7,743)
                                                  ---------   ---------- ---------  --------- --------   ---------  --------
      Total effect of off-balance sheet hedging
            instruments ........................  $ (7,528)  $    266   $    491   $  4,796  $  1,975   $     --   $     --
                                                  ---------   ---------- ---------  --------- --------   ---------  --------
Repricing gap ..................................  $ (5,849)  $    896   $  1,954   $  8,846  $ (1,141)  $ (4,706)        --
Cumulative repricing gap .......................    (5,849)    (4,953)    (2,999)     5,847     4,706         --         --
----------------------------------------------------------------------------------------------------------------------------


THIS TABLE ESTIMATES THE REPRICING MATURITIES OF THE COMPANY'S ASSETS, LIABILITIES, AND HEDGING INSTRUMENTS BASED UPON THE COMPANY'S ASSESSMENT OF THE REPRICING CHARACTERISTICS OF CONTRACTUAL AND NON-CONTRACTUAL INSTRUMENTS. NON-CONTRACTUAL DEPOSIT LIABILITIES ARE ALLOCATED AMONG THE VARIOUS MATURITY CATEGORIES AS FOLLOWS: APPROXIMATELY 30 PERCENT OF REGULAR SAVINGS, 20 PERCENT OF INTEREST-BEARING CHECKING, 40 PERCENT OF NON-INDEXED MONEY MARKET CHECKING AND 50 PERCENT OF MONEY MARKET SAVINGS BALANCES ARE REFLECTED IN THE LESS THAN 3 MONTHS CATEGORY, WITH 67 PERCENT OF THE REMAINDER PLACED IN THE 1-5 YEARS CATEGORY AND 33 PERCENT IN THE MORE THAN 5 YEARS CATEGORY. APPROXIMATELY 55 PERCENT OF DEMAND DEPOSITS AND RELATED NONEARNING ASSET ACCOUNTS IS ALLOCATED IN THE MORE THAN 5 YEARS CATEGORY, 33 PERCENT IS ALLOCATED IN THE 1-5 YEARS CATEGORY WITH THE REMAINING ALLOCATED IN THE LESS THAN 3 MONTHS CATEGORY.

volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allocated allowances for homogenous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures and for the risk in concentrations to specific borrowers, financings of highly leveraged transactions, products or industries. The unallocated portion of the allowance decreased to $197.6 million at year-end 1999 from $288.3 million and $383.9 million at December 31, 1998, and 1997, respectively. The decrease of $90.7 million in 1999 is primarily due to a change in the allocation methodology for corporate card portfolios, reduced uncertainty as to credit exposures in agricultural sectors due to stabilizing livestock prices, a further decline in the volatility of commercial losses for credits with similar risk classifications and reduced uncertainty in credit exposure to Asian and Indonesian markets. Although the allocation of the allowance is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. Refer to Note A of the Notes to Consolidated Financial Statements for additional information on the allowance for credit losses.

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

U.S. BANCORP                                                                  33

TABLE 18 INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At December 31, 1999 (Dollars in Millions)
---------------------------------------------------------------------

                                             Weighted       Weighted
                                              Average        Average
Receive Fixed Swaps*       Notional     Interest Rate  Interest Rate
Maturity Date                Amount          Received           Paid
--------------------       ----------   -------------  --------------
2000 ..............          $  155            6.39%            6.47%
2001 ..............             429            6.26             6.46
2002 ..............             775            6.10             6.47
2003 ..............           2,564            6.01             6.45
2004 ..............           1,555            6.56             6.43
Thereafter.........           2,265            6.25             6.47
                            --------
Total .............          $7,743            6.22%            6.45%
----------------------------------------------------------------------

*AT DECEMBER 31, 1999, THE COMPANY HAD NO SWAPS IN ITS HEDGING PORTFOLIO THAT REQUIRED IT TO PAY FIXED-RATE INTEREST.

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 24 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all of the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income to 1.5 percent of forecasted net interest income over the succeeding 12 months and 3 percent of forecasted net interest income over the second 12 months given a 1 percent change in interest rates. At December 31, 1999, forecasted net interest income for the next 12 months would decrease $31 million from an immediate 100 basis point upward parallel shift in rates and increase $31 million from a downward shift of similar magnitude. Forecasted net interest income for the second 12 months would decrease $27 million from an immediate 100 basis point upward parallel shift in rates and increase $21 million from a downward shift of similar magnitude.

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of 1 percent, 2 percent and 3 percent rate shocks on the present value of substantially all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. The amount of market value risk is subject to a limit, approved by the Company's Board of Directors, of .5 percent of assets for an immediate 100 basis point rate shock. Historically, the Company's market value risk position has been substantially lower than its limits.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a static measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest rate risk and has established limits, approved by the Company's Board of Directors, for the two-to three-year gap position of 5 percent of assets.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions, primarily

34                                                                  U.S. BANCORP
interest rate swaps and, to a lesser degree, interest rate caps and floors.

     In 1999, the Company added $4.4 billion of interest rate swaps to reduce its interest rate risk. This was largely offset by $2.1 billion of interest rate swap maturities and $1.6 billion in swap terminations. Interest rate swap agreements involve the exchange of fixed- and floating-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of December 31, 1999, the Company received payments on $7.7 billion notional amount of interest rate swap agreements based on fixed interest rates, and made payments based on variable interest rates. These swaps had a weighted average fixed-rate received of 6.22 percent and a weighted average variable-rate paid of 6.45 percent. The remaining maturity of these agreements ranges from 3 months to 14.7 years with an average remaining maturity of 4.7 years. Swaps increased net interest income for the years ended December 31, 1999, 1998 and 1997 by $60.7 million, $37.9 million and $25.1 million, respectively.

     The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at December 31, 1999. To hedge against falling interest rates, the Company uses interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of December 31, 1999, all of which were LIBOR-indexed, was $500 million. The impact of caps and floors on net interest income was not significant for the years ended December 31, 1999, 1998 and 1997. See Notes A and O of the Notes to Consolidated Financial Statements for the Company's accounting policy related to these types of transactions.

MARKET RISK MANAGEMENT Market valuation risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk especially in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. Market valuation risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at December 31, 1999. The estimate of market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange as estimated by the VaR analysis, was $13.9 million at December 31, 1999.

LIQUIDITY MANAGEMENT The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for structuring the balance sheet to meet these needs. It regularly reviews current and forecasted funding needs as well as market conditions for issuing debt to wholesale investors. Based on this information, ALCO supervises wholesale funding activity as well as the maintenance of contingent funding sources.

     A majority of the Company's funding comes from customer deposits within its operating region. While the Company has funded incremental balance sheet growth with negotiated funds, its short-term purchased funds index remained relatively low at 8.2 percent at December 31, 1999, compared with a peer group median of 23.4 percent at September 30, 1999. The index is calculated as negotiated funding under one year (which includes Federal Home Loan Bank borrowings, foreign branch time deposits, federal funds purchased, bank notes, medium-term notes and repurchase agreements), net of federal funds sold and resale agreements, divided by loans and securities.

     The Company's ability to raise negotiated funding at competitive prices is influenced by rating agencies' views of the Company's credit quality, liquidity, capital and earnings. As of December 31, 1999, Moody's Investors Services, Standard & Poors, Thomson BankWatch, and Fitch IBCA rated the Company's senior debt as "A1," "A," "A+," and "A+," respectively. The debt ratings reflect the agencies' recognition of the strong, consistent financial performance of the Company and quality of the balance sheet.

     At the parent company, funding primarily consists of long-term debt and equity. At December 31, 1999, parent company long-term debt outstanding was $3.8 billion, compared with $3.5 billion at December 31, 1998. The parent company issued $1.1 billion of medium-term notes during 1999, which was partially offset by $738 million of debt maturities and other repayments.

     Total parent company debt maturing in 2000 is $525 million. These debt obligations are expected to be

U.S. BANCORP                                                                  35

TABLE 19 CAPITAL RATIOS


At December 31 (Dollars in Millions)                1999               1998               1997
------------------------------------------------------------------------------------------------
Tangible common equity* ...............          $  5,134           $  4,465           $  4,897
   As a percent of assets .............               6.5%               6.0%               7.0%
Tier 1 capital ........................          $  5,631           $  4,917           $  5,028
   As a percent of risk-adjusted assets               6.8%               6.4%               7.4%
Total risk-based capital ..............          $  9,281           $  8,343           $  7,859
   As a percent of risk-adjusted assets              11.1%              10.9%              11.6%
 Leverage ratio .......................               7.4                6.8                7.3
------------------------------------------------------------------------------------------------

*DEFINED AS COMMON EQUITY LESS GOODWILL.


met through medium-term note issuances, as well as from the approximately $469 million of parent company cash and cash equivalents at December 31, 1999. It is the Company's practice to maintain liquid assets at the parent company sufficient to fund its operating cash needs and prefund debt maturities.

CAPITAL MANAGEMENT

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At December 31, 1999, tangible common equity (common equity less goodwill) was $5.1 billion, or 6.5 percent of assets, compared with 6.0 percent at year-end 1998 and 7.0 percent at year-end 1997. The tier 1 capital ratio was 6.8 percent at December 31, 1999, compared with 6.4 percent at December 31, 1998, and 7.4 percent at December 31, 1997. The total risk-based capital ratio was 11.1 percent at December 31, 1999, compared with 10.9 percent at December 31, 1998, and 11.6 percent at December 31, 1997. The leverage ratio was 7.4 percent at December 31, 1999, compared with 6.8 percent and 7.3 percent at December 31, 1998, and December 31, 1997, respectively.

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

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. On February 16, 2000, the Company's Board of Directors replaced the authorization with a new authorization to repurchase up to $2.5 billion of the Company's stock through March 31, 2002. The shares will be repurchased in the open market or through negotiated transactions. The Company repurchased
16.6 million shares for $560.8 million in 1999 and 24.7 million shares for $964.0 million in 1998.

TABLE 20 SUBSIDIARY CAPITAL RATIOS


                                                      At December 31, 1999
                                       -----------------------------------------------------
                                                         Total
                                        Tier 1      Risk-based                         Total
(Dollars in Millions)                  Capital         Capital        Leverage        Assets
--------------------------------------------------------------------------------------------
REGULATORY CAPITAL REQUIREMENTS
Minimum ...........................         4.0%           8.0%           3.0%
Well-Capitalized ..................         6.0           10.0            5.0

SIGNIFICANT BANK SUBSIDIARIES
U.S. Bank National Association ....         6.9           11.1            7.7         $75,385
U.S. Bank National Association ND..        10.7           13.5           10.4           2,146
U.S. Bank National Association MT..        12.9           16.0           11.9           1,019
---------------------------------------------------------------------------------------------

NOTE: THESE BALANCES AND RATIOS WERE PREPARED IN ACCORDANCE WITH REGULATORY ACCOUNTING PRINCIPLES AS DISCLOSED IN THE SUBSIDIARIES' REGULATORY REPORTS.


36                                                                  U.S. BANCORP

     On April 22, 1998, the Company's shareholders authorized an increase in the Company's capital stock necessary to implement the three-for-one split of the Company's common stock announced February 18, 1998. The number of common and preferred shares that the Company has authority to issue was increased from 500 million shares and 10 million shares, respectively, to 1.5 billion shares and 50 million shares, respectively. The stock split was in the form of a 200 percent dividend payable May 18, 1998, to shareholders of record on May 4, 1998. The impact of the stock split has been reflected in the financial statements for all periods presented and all share and per share data included herein.

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

DIVIDENDS During 1999, total dividends on common stock were $573.1 million compared with $516.4 million in 1998 and $445.7 million in 1997. The Company has raised its quarterly dividend rate in each of the past five years. On a per share basis, dividends paid to common shareholders totaled $.78 in 1999, $.70 in 1998 and $.62 in 1997. On February 16, 2000, the Board of Directors increased the quarterly common dividend rate to $.215 from $.195.

     The Company's primary funding sources for common stock dividends are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its depository subsidiaries is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note S of the Notes to Consolidated Financial Statements.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

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


U.S. BANCORP                                                                  37

TABLE 21 FOURTH QUARTER SUMMARY


                                                                   Three Months Ended
                                                                       December 31
                                                                -----------------------
(Dollars in Millions, Except Per Share Data)                       1999          1998
---------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis) ............     $  841.0      $  787.1
Provision for credit losses ...............................        146.0         101.0
                                                                -----------------------
   Net interest income after provision for credit losses ..        695.0         686.1
Available-for-sale securities gains .......................          2.1            --
Other noninterest income ..................................        761.8         620.1
Merger-related charges ....................................         27.7          44.1
Other noninterest expense .................................        843.4         701.2
                                                                -----------------------
   Income before income taxes .............................        587.8         560.9
Taxable-equivalent adjustment .............................         10.3          12.8
Income taxes ..............................................        208.5         198.9
                                                                -----------------------
   Net income .............................................     $  369.0      $  349.2
                                                                -----------------------
FINANCIAL RATIOS
Return on average assets ..................................         1.86%         1.88%
Return on average common equity ...........................         20.4          23.6
Efficiency ratio ..........................................         54.3          53.0
Net interest margin (taxable-equivalent basis) ............         4.80          4.78

PER COMMON SHARE
Earnings per share ........................................     $    .50      $    .48
Diluted earnings per share ................................          .50           .48
Dividends paid ............................................         .195          .175

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
  AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Diluted earnings per share ................................     $    .52      $    .52
Return on average assets ..................................         1.94%         2.03%
Return on average common equity ...........................         21.3          25.5
Efficiency ratio ..........................................         52.6          49.8
Banking efficiency ratio* .................................         44.7          43.2
--------------------------------------------------------------------------------------


*WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

FOURTH QUARTER SUMMARY

In the fourth quarter of 1999, the Company reported operating earnings of $385.1 million ($.52 per diluted share), compared with $377.3 million ($.52 per diluted share) in the fourth quarter of 1998. Including merger-related charges and available-for-sale securities transactions, the Company had net income for the fourth quarter of 1999 of $369.0 million ($.50 per diluted share), compared with net income of $349.2 million ($.48 per diluted share) in the fourth quarter of 1998.

     Fourth quarter net interest income on a taxable-equivalent basis increased $53.9 million to $841.0 million, compared with fourth quarter of 1998, primarily reflecting strong core loan growth, acquisitions and a stable net interest margin. The net interest margin on a taxable-equivalent basis was 4.80 percent compared with 4.78 percent a year ago.

     The provision for credit losses increased to $146.0 million in the fourth quarter of 1999, compared with $101.0 million in the fourth quarter of 1998.

     Noninterest income, before available-for-sale securities transactions, increased $141.7 million from the same quarter a year ago, to $761.8 million. Credit card fee revenue was higher year over year, reflecting continued growth in the business, partially offset by the loss of a portion of the U.S. government purchasing card business on December 1, 1998. Trust and investment management fees were higher than the fourth quarter of 1998 by $11.2 million. Investment products fees and commissions, investment banking revenue and trading account profits and commissions were significantly higher, due to growth in U.S. Bancorp Piper Jaffray and U.S. Bancorp Libra.

     Fourth quarter noninterest expense, before merger-related charges, totaled $843.4 million, an increase of $142.2 million from the fourth quarter of 1998. Approximately 55 percent of the increase in expense from fourth quarter of 1998 was due to the growth in investment banking and brokerage activities. The remaining variance was primarily the result of acquisitions and higher investments in sales, service and technology.


38                                                                  U.S. BANCORP

                                CONSOLIDATED BALANCE SHEET


At December 31 (Dollars in Millions)                                                               1999          1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...................................................................     $  4,036      $  4,772
Federal funds sold ........................................................................          713            83
Securities purchased under agreements to resell ...........................................          324           461
Trading account securities ................................................................          617           537
Available-for-sale securities .............................................................        4,871         5,577
Loans .....................................................................................       62,885        59,122
   Less allowance for credit losses .......................................................          995         1,001
                                                                                                --------      --------
   Net loans ..............................................................................       61,890        58,121
Premises and equipment ....................................................................          862           879
Interest receivable .......................................................................          433           456
Customers' liability on acceptances .......................................................          152           166
Goodwill and other intangible assets ......................................................        3,066         1,975
Other assets ..............................................................................        4,566         3,411
                                                                                                --------      --------
      Total assets ........................................................................     $ 81,530      $ 76,438
                                                                                                --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing ....................................................................     $ 16,050      $ 16,377
   Interest-bearing .......................................................................       35,480        33,657
                                                                                                --------      --------
      Total deposits ......................................................................       51,530        50,034
Federal funds purchased ...................................................................          297         1,255
Securities sold under agreements to repurchase ............................................        1,235         1,427
Other short-term funds borrowed ...........................................................          724           683
Long-term debt ............................................................................       16,563        13,781
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
     holding solely the junior subordinated debentures of the parent company ..............          950           950
Acceptances outstanding ...................................................................          152           166
Other liabilities .........................................................................        2,441         2,172
                                                                                                --------      --------
      Total liabilities ...................................................................       73,892        70,468
Shareholders' equity:
   Common stock, par value $1.25 a share - authorized 1,500,000,000 shares;
        issued: 1999 - 754,368,668 shares; 1998 - 744,797,857 shares ......................          943           931
   Capital surplus ........................................................................        1,399         1,247
   Retained earnings ......................................................................        5,389         4,456
   Accumulated other comprehensive income .................................................          (62)           72
   Less cost of common stock in treasury: 1999 - 1,038,456 shares; 1998 - 19,036,139 shares          (31)         (736)
                                                                                                --------      --------
      Total shareholders' equity ..........................................................        7,638         5,970
                                                                                                --------      --------
      Total liabilities and shareholders' equity ..........................................     $ 81,530      $ 76,438
----------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


U.S. BANCORP                                                                  39

                      CONSOLIDATED STATEMENT OF INCOME


Year Ended December 31 (Dollars in Millions, Except Per Share Data)                        1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans ............................................................................     $ 5,208.6      $ 4,921.8     $ 4,784.5
Securities:
   Taxable .......................................................................         250.6          303.6         371.5
   Exempt from federal income taxes ..............................................          57.3           62.8          68.1
Other interest income ............................................................         160.2          119.2          69.5
                                                                                       ---------      ---------     ---------
         Total interest income ...................................................       5,676.7        5,407.4       5,293.6

INTEREST EXPENSE
Deposits .........................................................................       1,291.2        1,391.0       1,436.8
Federal funds purchased and repurchase agreements ................................         164.2          153.6         183.0
Other short-term funds borrowed ..................................................          49.9           59.1         117.6
Long-term debt ...................................................................         833.4          672.7         459.0
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
   holding solely the junior subordinated debentures of the parent company .......          77.3           70.4          49.1
                                                                                       ---------      ---------     ---------
         Total interest expense ..................................................       2,416.0        2,346.8       2,245.5
                                                                                       ---------      ---------     ---------
Net interest income ..............................................................       3,260.7        3,060.6       3,048.1
Provision for credit losses ......................................................         531.0          379.0         460.3
                                                                                       ---------      ---------     ---------
Net interest income after provision for credit losses ............................       2,729.7        2,681.6       2,587.8

NONINTEREST INCOME
Credit card fee revenue ..........................................................         603.1          574.8         418.8
Trust and investment management fees .............................................         459.7          413.0         348.0
Service charges on deposit accounts ..............................................         434.6          406.0         396.2
Investment products fees and commissions .........................................         347.7          229.7          65.7
Investment banking revenue .......................................................         245.4          100.4            --
Trading account profits and commissions ..........................................         215.9          118.1          30.9
Available-for-sale securities (losses) gains .....................................          (1.3)          12.6           3.6
Other ............................................................................         453.6          402.0         352.0
                                                                                       ---------      ---------     ---------
         Total noninterest income ................................................       2,758.7        2,256.6       1,615.2

NONINTEREST EXPENSE
Salaries .........................................................................       1,460.9        1,210.9         969.3
Employee benefits ................................................................         248.4          222.3         217.4
Net occupancy ....................................................................         204.6          187.4         182.0
Furniture and equipment ..........................................................         160.1          153.4         165.4
Professional services ............................................................          74.1           71.3          70.3
Goodwill and other intangible assets .............................................         165.6          143.7         113.3
Merger-related charges ...........................................................          62.4          216.5         511.6
Other ............................................................................         750.8          638.8         583.0
                                                                                       ---------      ---------     ---------
         Total noninterest expense ...............................................       3,126.9        2,844.3       2,812.3
                                                                                       ---------      ---------     ---------
Income before income taxes .......................................................       2,361.5        2,093.9       1,390.7
Applicable income taxes ..........................................................         855.0          766.5         552.2
                                                                                       ---------      ---------     ---------
Net income .......................................................................     $ 1,506.5      $ 1,327.4     $   838.5
                                                                                       ---------      ---------     ---------
Net income applicable to common equity ...........................................     $ 1,506.5      $ 1,327.4     $   827.9
                                                                                       ---------      ---------     ---------
Earnings per share ...............................................................     $    2.07      $    1.81     $    1.13
Diluted earnings per share .......................................................     $    2.06      $    1.78     $    1.11
-----------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


40                                                                  U.S. BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                   Accumulated
                                            Common                                                       Other
Year Ended December 31                      Shares   Preferred    Common    Capital    Retained  Comprehensive  Treasury
(Dollars in Millions)                  Outstanding*      Stock     Stock    Surplus    Earnings         Income     Stock**   Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996 ............ 738,017,970   $  150.0   $  948.3   $1,296.9     $3,809.4    $    4.7   $ (445.9)  $5,763.4
Dividends declared
   Preferred .........................                                                     (10.6)                            (10.6)
   Common ............................                                                    (445.7)                           (445.7)
Purchase and retirement of treasury
   stock ............................. (14,671,065)                (41.1)    (266.5)      (514.6)                 391.2     (431.0)
Issuance of common stock
   Acquisitions ......................   2,847,885                   3.6       83.8                                           87.4
   Dividend reinvestment .............     601,638                    .9        9.5                                 8.3       18.7
   Stock option and stock purchase
     plans ...........................  13,136,586                  13.2      137.4        (32.2)                  46.4      164.8
Redemption of preferred stock ........                 (150.0)                                                              (150.0)
                                       -------------------------------------------------------------------------------------------
                                       739,933,014         --      924.9    1,261.1      2,806.3         4.7         --    4,997.0

Comprehensive income
   Net income ...... .................                                                     838.5                             838.5
   Other comprehensive income
      Unrealized gains on securities
      of $54.6 (net of $32.9 tax
      expense) .......................                                                                  54.6                  54.6
                                                                                                                           -------
         Total comprehensive income ..                                                                                       893.1
                                       -------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997 ............   739,933,014   $     --   $  924.9   $1,261.1   $3,644.8      $ 59.3     $    --  $5,890.1
Common dividends declared ............                                                    (516.4)                           (516.4)
Purchase of treasury stock ...........   (24,658,162)                                                             (964.0)   (964.0)
Issuance of common stock
   Dividend reinvestment .............       574,168                    .3        8.9                               12.7      21.9
   Stock option and stock purchase
   plans .............................     9,912,698                   5.8      (22.8)                             215.5     198.5
                                       -------------------------------------------------------------------------------------------
                                         725,761,718         --      931.0    1,247.2    3,128.4        59.3      (735.8)  4,630.1
Comprehensive income
   Net income ........................                                                   1,327.4                           1,327.4
   Other comprehensive income
      Unrealized gains on securities
      of $23.6 (net of $14.0 tax
      expense) net of reclassification
      adjustment for gains included in
      net income of $11.1 (net of $6.4
      tax expense).                                                                                     12.5                  12.5
                                                                                                                           -------
         Total comprehensive income ..                                                                                     1,339.9
                                       -------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998 ............   725,761,718   $     --   $  931.0   $1,247.2   $4,455.8    $   71.8   $ (735.8)  $5,970.0
Common dividends declared ............                                                    (573.1)                           (573.1)
Purchase of treasury stock ...........   (16,644,892)                                                            (560.8)    (560.8)
Issuance of common stock
   Acquisitions ......................    37,798,319                  11.6      233.6                           1,030.3    1,275.5
   Dividend reinvestment .............       800,809                             (5.6)                             29.1       23.5
   Stock option and stock purchase
   plans .............................     5,614,258                    .4      (76.4)                            205.7      129.7
                                       -------------------------------------------------------------------------------------------
                                         753,330,212         --      943.0    1,398.8    3,882.7         71.8     (31.5)   6,264.8
Comprehensive income
   Net income ........................                                                   1,506.5                           1,506.5
   Other comprehensive income
      Unrealized losses on securities
      of $134.2 (net of $82.3 tax
      benefit) net of reclassification
      adjustment for losses included
      in net income of $.6 (net of
      $.3 tax benefit) ...............                                                                 (133.6)              (133.6)
                                                                                                                           -------
         Total comprehensive income ..                                                                                     1,372.9
                                       -------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999 ............   753,330,212   $     --   $  943.0   $1,398.8   $5,389.2    $   (61.8)  $  (31.5) $7,637.7
----------------------------------------------------------------------------------------------------------------------------------


*DEFINED AS TOTAL COMMON SHARES LESS COMMON STOCK HELD IN TREASURY.
**ENDING TREASURY SHARES WERE 1,038,456 AT DECEMBER 31, 1999, AND 19,036,139 AT DECEMBER 31, 1998.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


U.S. BANCORP                                                                  41

CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended December 31 (Dollars in Millions)                                                       1999       1998        1997
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ....................................................................................  $1,506.5   $1,327.4   $  838.5
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ................................................................     531.0      379.0      460.3
   Depreciation and amortization of premises and equipment ....................................     142.5      130.4      133.8
   Provision for deferred income taxes ........................................................      55.7       25.9       37.6
   Amortization of goodwill and other intangible assets .......................................     165.6      143.7      113.3
   Noncash portion of merger-related charges ..................................................        --         --      294.5
   Changes in operating assets and liabilities, excluding the effects of purchase acquisitions:
       (Increase) decrease in trading account securities ......................................     (64.8)    (141.1)      36.0
       Decrease (increase) in loans held for sale .............................................     294.8       13.4     (151.0)
       (Increase) decrease in accrued receivables .............................................    (208.2)    (160.7)     348.3
       Decrease (increase) in prepaid expenses ................................................      75.6      (59.7)    (388.2)
       Increase in accrued liabilities ........................................................     114.9       20.3       59.6
   Other - net ................................................................................      72.7     (306.1)    (291.3)
                                                                                                 -------------------------------
         Net cash provided by operating activities ............................................   2,686.3    1,372.5    1,491.4

INVESTING ACTIVITIES
Net cash (used) provided by:
   Loans outstanding ..........................................................................  (3,950.3)  (3,021.1)  (2,283.4)
   Securities purchased under agreements to resell ............................................     136.6      224.2      173.4
Available-for-sale securities
   Sales ......................................................................................   1,000.7      226.4    1,046.7
   Maturities .................................................................................   1,403.6    1,755.4    1,569.0
   Purchases ..................................................................................  (1,773.0)    (603.5)  (2,082.9)
Maturities of held-to-maturity securities .....................................................        --         --       37.4
Proceeds from sales of other real estate ......................................................      33.2       46.3       62.9
Proceeds from sales of premises and equipment .................................................      40.0       44.1       97.0
Purchases of premises and equipment ...........................................................    (134.0)    (155.8)    (142.4)
Sales of loans ................................................................................   1,720.9        4.9      476.5
Purchases of loans ............................................................................    (254.6)  (1,575.7)    (361.2)
Divestitures of branches ......................................................................    (352.0)        --         --
Acquisitions, net of cash received ............................................................    (220.5)    (780.2)     (23.6)
Cash and cash equivalents of acquired subsidiaries ............................................     462.4         --       43.2
Other - net ...................................................................................    (834.5)     (70.2)     (25.1)
                                                                                                 -------------------------------
         Net cash used by investing activities ................................................  (2,721.5)  (3,905.2)  (1,412.5)

FINANCING ACTIVITIES
Net cash (used) provided by:
   Deposits ...................................................................................    (736.6)     668.4     (882.8)
   Federal funds purchased and securities sold under agreements to repurchase .................  (1,150.2)     321.8   (1,091.1)
   Short-term borrowings ......................................................................      33.9     (909.1)  (2,217.3)
Proceeds from long-term debt ..................................................................   5,815.1    6,427.5    6,577.5
Principal payments on long-term debt ..........................................................  (3,052.8)  (3,011.6)  (1,718.5)
Issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary
   trusts holding solely the junior subordinated debentures of the parent company .............        --      350.0         --
Redemption of preferred stock .................................................................        --         --     (150.0)
Proceeds from dividend reinvestment, stock option and stock purchase plans ....................     153.2      220.4      183.5
Repurchase of common stock ....................................................................    (560.8)    (964.0)    (431.0)
Cash dividends ................................................................................    (573.1)    (516.4)    (456.3)
                                                                                                 -------------------------------
         Net cash (used) provided by financing activities .....................................     (71.3)   2,587.0     (186.0)
                                                                                                 -------------------------------
         Change in cash and cash equivalents ..................................................    (106.5)      54.3     (107.1)
Cash and cash equivalents at beginning of year ................................................   4,855.3    4,801.0    4,908.1
                                                                                                 -------------------------------
         Cash and cash equivalents at end of year .............................................  $4,748.8   $4,855.3   $4,801.0
--------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


42                                                                  U.S. BANCORP

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE A  SIGNIFICANT ACCOUNTING POLICIES

U.S. Bancorp (the "Company") is a bank holding company offering a full range of financial services through banking offices in 16 states including Minnesota, Oregon, Washington, Colorado, California, Idaho, Nebraska, North Dakota, Nevada, South Dakota, Montana, Iowa, Illinois, Utah, Wisconsin, and Wyoming. The Company also engages in credit card and merchant processing, insurance, trust and investment management, brokerage, leasing and investment banking activities principally in domestic markets.

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

BUSINESS SEGMENTS

Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. The Company has four reportable operating segments:
     Wholesale Banking includes lending, treasury management, corporate trust, and other financial services to middle market, large corporate and public sector clients.
     Consumer Banking delivers products and services to the broad consumer market and small businesses through branch offices, telemarketing, online services, direct mail, and automated teller machines ("ATMs").
     Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing, and merchant processing.
     Wealth Management and Capital Markets provides institutional, trust and investment management services and private banking and personal trust services. Wealth Management and Capital Markets also engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers, provides securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of banking centers and brokerage offices.

SEGMENT RESULTS Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. For detail of these methodologies see "Basis for Financial Presentation" on page 18. Table 2 "Line of Business Financial Performance" on pages 18 through 21 provides details of segment results. This information is incorporated by reference into these Notes to the Consolidated Financial Statements.

SECURITIES

TRADING ACCOUNT SECURITIES Debt and equity securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are recorded in noninterest income.

AVAILABLE-FOR-SALE SECURITIES These securities are not trading account securities but may be sold before maturity in response to changes in the Company's interest rate risk profile or demand for collateralized deposits by public entities. They are carried at fair value with unrealized net gains or losses reported within comprehensive income in shareholders' equity. When sold, the amortized cost of the specific securities is used to compute the gain or loss.

LOANS

Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

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

U.S. BANCORP                                                                  43
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

NONACCRUAL LOANS Generally commercial loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid interest is reversed. Future interest payments are generally applied against principal. Revolving consumer lines and credit cards are charged-off by 180 days and closed-end consumer loans other than residential mortgages are charged-off at 120 days past due and are, therefore, not placed on nonaccrual status.

LEASES The Company engages in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values less unearned income. Unearned income is added to interest income over the terms of the leases to produce a level yield.
The investment in leveraged leases is the sum of all lease payments (less nonrecourse debt payments) plus estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.

LOANS HELD FOR SALE These loans are carried at the lower of cost or market value as determined on an aggregate basis by type of loan.

OTHER REAL ESTATE Other real estate ("ORE"), which is included in other assets, is property acquired through foreclosure or other proceedings. ORE is initially recorded at fair value and carried at the lower of cost or fair value, less estimated selling costs. The property is evaluated regularly and any decreases in the carrying amount are included in noninterest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS AND CONTRACTS The Company uses interest rate swaps and contracts (forwards, options, caps and floors) to manage its interest rate risk and as a financial intermediary. The Company does not enter into these contracts for speculative purposes. The Company utilizes simulation modeling and analysis of repricing mismatches to identify exposure to changes in interest rates and assess the effectiveness of interest rate swaps and contracts in reducing that risk. Interest rate swaps and contracts are designated as hedges of assets or liabilities and the Company evaluates correlation of the derivative instruments relative to the underlying hedged item on a regular basis. Income or expense on swaps and contracts designated as hedges of assets or liabilities is recorded as an adjustment to interest income or expense. If the swap or contract is terminated, the gain or loss is deferred and amortized over the shorter of the remaining life of the swap or the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition.
     The initial bid/offer spread on intermediated swaps is deferred and recognized in trading account profits and commissions over the life of the agreement. Intermediated swaps and all other interest rate contracts are marked to market and resulting gains or losses are recorded in trading account profits and commissions. The Company's derivative trading activities are not material to the consolidated financial statements; the cash flows from these activities are included in operating activities.

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

CAPITALIZED SOFTWARE Certain costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized on a straight-line basis over the estimated life of the software.

INTANGIBLE ASSETS Goodwill, the price paid over the net fair value of acquired businesses, is included in other assets and is amortized over periods ranging up to 25 years. Other intangible assets are amortized over their estimated useful lives, which range from seven to fifteen years, using straight-line and accelerated methods. The recoverability of goodwill and other intangible assets is evaluated if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow projections.

44                                                                  U.S. BANCORP

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

PER SHARE CALCULATIONS Earnings per share is calculated by dividing net income (less preferred stock dividends) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method.

NOTE B ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier adoption permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

NOTE C BUSINESS COMBINATIONS
       AND DIVESTITURES

PENINSULA BANK OF SAN DIEGO On January 14, 2000, the Company completed its acquisition of Peninsula Bank of San Diego. With $456 million in assets, Peninsula Bank operated 11 branches in San Diego County, California. The transaction was accounted for as a purchase acquisition.

WESTERN BANCORP On November 15, 1999, the Company completed its acquisition of Western Bancorp. With $2.5 billion in assets, Western Bancorp had 31 branches in southern California in Los Angeles, Orange and San Diego counties. The transaction was accounted for as a purchase acquisition, and accordingly, the purchase price of approximately $922 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

BANK OF COMMERCE On July 15, 1999, the Company completed its acquisition of San Diego-based Bank of Commerce, one of the nation's largest SBA lenders. The transaction was accounted for as a purchase acquisition.

OTHER ACQUISITIONS AND DIVESTITURES On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa representing $364 million of deposits. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business.
     On September 17, 1999, the Company completed its acquisition of the investment banking division of The John Nuveen Company, based in Chicago. The division, which focuses on fixed income investment banking, became part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division.
     On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems, Inc. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. The businesses are now part of the Payment Systems business unit.
     On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business, which operates offices in Georgia, Florida, and Tennessee. On January 4, 1999, the Company completed its acquisition of Libra Investments, Inc., an investment bank that specializes in underwriting and trading high yield and mezzanine securities for middle market companies. Effective December 15, 1998, the Company completed its acquisition of Northwest Bancshares, Inc., a privately-held bank holding company headquartered in Vancouver, Washington, with 10 banking locations and $344 million in deposits. On May 1, 1998, the Company completed its acquisition of Piper Jaffray, a full-service investment banking and securities brokerage firm. These transactions were accounted for as purchase acquisitions.

U.S. BANCORP                                                                  45

NOTE D AVAILABLE-FOR-SALE SECURITIES

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 was as follows:


                                                       1999                                               1998
                             ------------------------------------------------------------------------------------------------------
                                              Gross        Gross                                   Gross        Gross
                                         Unrealized   Unrealized                              Unrealized   Unrealized
                              Amortized     Holding      Holding          Fair    Amortized      Holding      Holding          Fair
(Dollars in Millions)            Cost         Gains       Losses         Value         Cost        Gains       Losses         Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S.Treasury ............       $  388       $   --       $   (7)       $  381       $  489       $   11       $   --        $  500
Mortgage-backed .........        2,971            9          (74)        2,906        3,395           53          (10)        3,438
Other U.S. agencies .....          195            3           (2)          196          252            7           --           259
State and political .....        1,132           11           (8)        1,135        1,219           36           --         1,255
Other ...................          288            3          (38)          253          106           21           (2)          125
                             ------------------------------------------------------------------------------------------------------
   Total ................       $4,974       $   26       $ (129)       $4,871       $5,461       $  128       $  (12)       $5,577
-----------------------------------------------------------------------------------------------------------------------------------


     Securities carried at $4.1 billion at December 31, 1999, and $4.6 billion at December 31, 1998, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase, with an amortized cost of $1.2 billion and $1.4 billion at December 31, 1999, and 1998, respectively, were collateralized by securities and securities purchased under agreements to resell.

Gross realized gains and losses on securities were as follows:


(Dollars in Millions)                           1999         1998        1997
-----------------------------------------------------------------------------
Gross realized gains .................       $  14.7      $  14.5      $  5.0
Gross realized losses ................         (16.0)        (1.9)       (1.4)
                                             --------------------------------
      Net realized (losses) gains ....       $  (1.3)     $  12.6      $  3.6
                                             --------------------------------
Income taxes on realized
      (losses) gains .................       $   (.5)     $   4.7      $  1.4
-----------------------------------------------------------------------------


     For amortized cost, fair value and yield by maturity date of available-for-sale securities outstanding as of December 31, 1999, see Table 11 on page 27 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE E  RESTRICTIONS ON CASH
        AND DUE FROM BANKS

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $161 million at December 31, 1999, with an average balance of $201 million during the year ended December 31, 1999.

NOTE F LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio at December 31 was as follows:


(Dollars in Millions)                                                    1999                  1998
---------------------------------------------------------------------------------------------------
COMMERCIAL
      Commercial ......................................               $28,863               $25,974
      Real estate
            Commercial mortgage .......................                 9,784                 8,193
            Construction ..............................                 4,322                 3,069
                                                                      -----------------------------
            Total commercial ..........................                42,969                37,236
CONSUMER
      Home equity and second mortgage .................                 8,681                 7,409
      Credit card .....................................                 4,313                 4,221
      Revolving credit ................................                 1,815                 1,686
      Installment .....................................                   999                 1,168
      Automobile ......................................                   884                 3,413
      Student* ........................................                   563                   829
                                                                      -----------------------------
            Subtotal ..................................                17,255                18,726
      Residential mortgage ............................                 2,661                 3,160
                                                                      -----------------------------
            Total consumer ............................                19,916                21,886
                                                                      -----------------------------
               Total loans ............................               $62,885               $59,122
---------------------------------------------------------------------------------------------------


*ALL OR PART OF THE STUDENT LOAN PORTFOLIO MAY BE SOLD WHEN THE REPAYMENT PERIOD BEGINS. LOANS HELD FOR SALE WERE $608 AT DECEMBER 31, 1999, AND $865 AT DECEMBER 31, 1998.


46                                                                  U.S. BANCORP

     Loans of $5.3 billion at December 31, 1999, and $1.2 billion at December 31, 1998, were pledged at the Federal Home Loan Bank and the Federal Reserve. Nonaccrual and renegotiated loans totaled $310 million, $279 million and $297 million at December 31, 1999, 1998, and 1997, respectively. At December 31, 1999, and 1998, the Company had $265 million and $218 million, respectively, of loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the years ended December 31, 1999, 1998, and 1997, the average recorded investment in impaired loans was approximately $255 million, $214 million and $249 million, respectively. The effect of nonaccrual and renegotiated loans on interest income was as follows:


                                                                                    Year ended December 31
                                                                  ---------------------------------------------------------
(Dollars in Millions)                                                1999                     1998                     1997
---------------------------------------------------------------------------------------------------------------------------
Interest income that would have been accrued
    at original contractual rates .....................           $  32.7                  $  22.5                  $  26.6
Amount recognized as interest income ..................              13.0                      7.6                      9.5
                                                                  ---------------------------------------------------------
Forgone revenue .......................................           $  19.7                  $  14.9                  $  17.1
---------------------------------------------------------------------------------------------------------------------------


     Commitments to lend additional funds to customers whose loans were classified as nonaccrual at December 31, 1999, totaled $29.2 million. During 1999, there were no loans that were restructured at market interest rates and returned to a fully performing status.

     Activity in the allowance for credit losses was as follows:


(Dollars in Millions)                                                  1999              1998              1997
---------------------------------------------------------------------------------------------------------------
Balance at beginning of year ..........................          $  1,000.9        $  1,008.7        $    992.5
Add:
     Provision charged to operating expense ...........               531.0             379.0             460.3
Deduct:
     Loans charged off ................................               727.7             592.1             576.4
     Less recoveries of loans charged off .............               160.0             157.9             126.7
                                                                 ----------------------------------------------
     Net loans charged off ............................               567.7             434.2             449.7
Acquisitions and other changes ........................                31.2              47.4               5.6
                                                                 ----------------------------------------------
Balance at end of year ................................          $    995.4        $  1,000.9        $  1,008.7
---------------------------------------------------------------------------------------------------------------


NOTE G PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:


(Dollars in Millions)                                                   1999            1998
--------------------------------------------------------------------------------------------
Land .......................................................          $  133          $  128
Buildings and improvements .................................             886             906
Furniture, fixtures and equipment ..........................             824             751
Capitalized building and equipment leases ..................             108             109
                                                                      ----------------------
                                                                       1,951           1,894
Less accumulated depreciation and amortization .............           1,089           1,015
                                                                      ----------------------
    Total ..................................................          $  862          $  879
--------------------------------------------------------------------------------------------



U.S. BANCORP                                                                  47

NOTE H LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:


(Dollars in Millions)                                                                1999             1998
----------------------------------------------------------------------------------------------------------
U.S. BANCORP (Parent Company)
Fixed-rate subordinated notes:
      8.125% due May 15, 2002 ..........................................          $   150          $   150
      7.00% due March 15, 2003 .........................................              150              150
      6.625% due May 15, 2003 ..........................................              100              100
      8.00% due July 2, 2004 ...........................................              125              125
      7.625% due May 1, 2005 ...........................................              150              150
      6.75% due October 15, 2005 .......................................              300              300
      6.875% due September 15, 2007 ....................................              250              250
      7.50% due June 1, 2026 ...........................................              200              200
Medium-term notes ......................................................            2,310            1,675
Floating-rate notes - due November 15, 1999 ............................               --              200
Floating-rate subordinated notes - due November 30, 2010 ...............               --              107
Capitalized lease obligations, mortgage indebtedness and other .........               70               67
                                                                                  ------------------------
                                                                                    3,805            3,474
SUBSIDIARIES
Fixed-rate subordinated notes:
      6.00% due October 15, 2003 .......................................              100              100
      7.55% due June 15, 2004 ..........................................              100              100
      8.35% due November 1, 2004 .......................................              100              100
      6.875% due April 1, 2006 .........................................              125              125
      6.50% due February 1, 2008 .......................................              300              300
      6.30% due July 15, 2008 ..........................................              300              300
      5.70% due December 15, 2008 ......................................              400              400
Step-up subordinated notes - due August 15, 2005 .......................              100              100
Floating-rate notes - due February 27, 2000 ............................              250              250
Federal Home Loan Bank advances ........................................            1,998            2,187
Bank notes .............................................................            8,459            6,209
Euro medium-term notes due April 13, 2004 ..............................              400               --
Capitalized lease obligations, mortgage indebtedness and other .........              126              136
                                                                                  ------------------------
      Total ............................................................          $16,563          $13,781
----------------------------------------------------------------------------------------------------------


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

     Floating-rate notes due February 27, 2000, are issued by the Bank and are the only assets of the U.S. Oregon Pass-Through Asset Trust 1997-1 (the "1997-1 Trust"). The 1997-1 Trust entered into a call option, pursuant to which the call holder has the right to purchase the notes from the 1997-1 Trust at par on February 27, 2000. If the call is exercised, the notes would become fixed-rate obligations due in 2007. If the call holder does not exercise the call option, the Bank is required to redeem the notes immediately thereafter. The interest rate adjusts quarterly at .10 percent over LIBOR for three-month United States dollar deposits. At December 31, 1999, the interest rate was 6.21 percent.

     Medium-term notes outstanding at December 31, 1999, mature from February 2000 through December 2004. The notes bear fixed or floating interest rates ranging from 6.00 percent to 6.93 percent. The weighted average interest rate


48                                                                  U.S. BANCORP
at December 31, 1999, was 6.53 percent. Federal Home Loan Bank advances outstanding at December 31, 1999, mature from May 2000 through October 2026.
The advances bear fixed or floating interest rates ranging from 5.54 percent to 9.11 percent. The weighted average interest rate at December 31, 1999, was
6.40 percent. Bank notes outstanding at December 31, 1999, mature from March 2000 through November 2005. The notes bear fixed or floating interest rates ranging from 5.25 percent to 6.76 percent. The weighted average interest rate at December 31, 1999, was 6.48 percent.

     In April 1999, the Company issued $400 million variable-rate Euro medium term notes due April 13, 2004. The interest rate for each quarterly period is three-month LIBOR plus .15 percent. The interest rate at December 31, 1999, was 6.32 percent.

Maturities of long-term debt outstanding at December 31, 1999, were:


                                                                                             Parent
(Dollars in Millions)                                                   Consolidated        Company
---------------------------------------------------------------------------------------------------
2000.................................................................        $ 3,807        $   525
2001.................................................................          4,330            876
2002.................................................................          2,603            427
2003.................................................................          1,490            255
2004.................................................................          1,685            780
Thereafter...........................................................          2,648            942
                                                                        ---------------------------
Total................................................................        $16,563        $ 3,805
---------------------------------------------------------------------------------------------------


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

     USB Capital II completed the sale of $350 million Preferred Securities in March 1998. The sole asset of USB Capital II is $361 million principal amount 7.20 percent Debentures that mature in April 2028, and are redeemable prior to maturity at the option of the Company on or after April 1, 2003.

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

NOTE J SHAREHOLDERS' EQUITY

COMMON STOCK At December 31, 1999, the Company had 101.6 million shares of common stock reserved for future issuances (see Note L).

     The Company issued 37.8 million and 2.8 million shares of common stock with an aggregate value of $1.3 billion and $87.4 million in connection with purchase acquisitions during 1999 and 1997, respectively (see Note C).

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

     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. The Company repurchased 16.6 million shares for $560.8 million in 1999 and 24.7 million shares for $964.0 million in 1998. Under 1996 Board authorizations, the Company repurchased 93.0 million shares, including 14.7 million during 1997. These 1996 authorizations were either completed or rescinded prior to the USBC acquisition.

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

     The preferred dividend requirement used in the calculation of earnings per common share was $10.6 million for 1997.

NOTE K EARNINGS PER SHARE

The components of earnings per share were:


(Dollars in Millions, Except Per Share Data)                                               1999             1998             1997
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income ....................................................................    $    1,506.5     $    1,327.4     $      838.5
Preferred dividends ...........................................................              --               --            (10.6)
                                                                                   ----------------------------------------------
Net income to common stockholders .............................................    $    1,506.5     $    1,327.4     $      827.9
                                                                                   ----------------------------------------------
Average shares outstanding ....................................................     727,530,843      733,897,845      733,550,892
                                                                                   ----------------------------------------------
Earnings per share ............................................................    $       2.07     $       1.81     $       1.13
                                                                                   ----------------------------------------------
DILUTED EARNINGS PER SHARE
Net income ....................................................................    $    1,506.5     $    1,327.4     $      838.5
Preferred dividends ...........................................................              --               --            (10.6)
                                                                                   ----------------------------------------------
Net income to common stockholders .............................................    $    1,506.5     $    1,327.4     $      827.9
                                                                                   ----------------------------------------------
Average shares outstanding ....................................................     727,530,843      733,897,845      733,550,892
Net effect of the assumed purchase of stock under the stock option and stock purchase plans - based on the treasury stock method using
     average market price .....................................................       5,459,968       10,280,298        9,362,844
                                                                                   ----------------------------------------------
Dilutive common shares outstanding ............................................     732,990,811      744,178,143      742,913,736
                                                                                   ----------------------------------------------
Diluted earnings per share ....................................................    $       2.06     $       1.78     $       1.11
---------------------------------------------------------------------------------------------------------------------------------



50                                                                  U.S. BANCORP

NOTE L EMPLOYEE BENEFITS

RETIREMENT PLANS Pension benefits are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service. The Company's funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute the pension liabilities and expense is the projected unit credit method. Prior to their acquisition dates, employees of certain acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. During 1998, the Company merged all the acquired companies' plans into its own plan with the exception of the FirsTier plan, which was merged in 1999. Prior to their merger into the Company's plan, the former USBC and West One Bancorp pension plans determined retirement benefits of participants based on their years of service and final average compensation. Under the new plan, a participant's retirement benefits are based on a participant's average annual compensation over his or her career with the Company. These changes resulted in a reduction of the benefit obligation during 1998. The Company also maintains several unfunded, nonqualified, supplemental executive retirement programs that provide additional defined pension benefits for certain employees. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plans.

OTHER POSTRETIREMENT PLANS In addition to providing pension benefits, the Company provides certain health care and death benefits to retired employees. Nearly all employees may become eligible for health care benefits at or after age 55 if they have completed at least five years of service and their age plus years of service is equal to or exceeds 65 while working for the Company. The Company subsidizes the cost of coverage for employees who retire before age 65 with at least 10 years of service. The amount of the subsidy is based on the employee's age and service at the time of retirement and remains fixed until the retiree reaches age 65. After age 65 the retiree assumes responsibility for the full cost of the coverage. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company continues to subsidize the coverage for employees over age 65 who retired before a plan change eliminated the subsidy. The estimated cost of these retiree benefit payments is accrued during the employees' active service.

     During 1998, the Company adopted a change in the measurement date of its employee benefit plan from December 31 to September 30. Information presented in the tables below reflects a measurement date of September 30, for both 1998 and 1999. 1997 has not been restated as the impact of the change is not material.

The following table sets forth the components of net periodic benefit cost for the retirement plans.


                                                                          Pension Plans              Other Postretirement Benefits
                                                                ---------------------------------   ------------------------------
(Dollars in Millions)                                             1999         1998         1997      1999         1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
     Service cost ..........................................    $ 46.3       $ 44.3       $ 38.3    $  2.8       $  2.2     $  2.0
     Interest cost .........................................      61.0         61.8         64.5      10.7         10.7       11.6
     Expected return on plan assets ........................     (98.3)       (90.7)       (77.1)      (.5)         (.4)       (.4)
     Amortization of transition (asset) obligation .........      (3.9)        (4.0)        (7.4)       .8           .8         .8
     Amortization of prior service cost ....................      (8.2)        (2.8)         1.5       (.7)         (.8)      (1.0)
     Recognized actuarial loss .............................       1.9          1.9          1.3        .2           --         --
                                                                ------------------------------------------------------------------
     Net periodic benefit cost .............................      (1.2)        10.5         21.1      13.3         12.5       13.0
          Curtailment and settlement (gains) losses ........      (2.0)       (22.6)        (2.6)       --         (4.3)      (1.4)
                                                                ------------------------------------------------------------------
     Net periodic benefit cost after
          curtailment and settlement (gains) losses ........    $ (3.2)      $(12.1)      $ 18.5    $ 13.3       $  8.2     $ 11.6
----------------------------------------------------------------------------------------------------------------------------------



U.S. BANCORP                                                                  51

The following tables summarize benefit obligation and plan asset activity for the retirement plans.


                                                                                                                      Other
                                                                                    Pension Plans              Postretirement Plans
                                                                          ----------------------------      -----------------------
(Dollars in Millions)                                                           1999             1998           1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of measurement period ........      $    930.0       $    927.2       $  164.6       $  167.5
      Service cost .................................................            46.3             44.3            2.8            2.2
      Interest cost ................................................            61.0             61.8           10.7           10.7
      Plan participants' contributions .............................            --               --              3.1            3.1
      Plan amendments ..............................................            (6.4)           (89.6)           (.9)            .2
      Actuarial (gain) loss ........................................           (16.4)            48.8          (17.2)          (6.8)
      Acquisitions and special termination benefits ................            --                2.2            2.9           --
      Benefit payments .............................................           (75.8)           (21.6)         (16.8)         (11.1)
      Curtailments and settlements .................................           (34.9)           (43.1)          --             (1.2)
                                                                          ---------------------------------------------------------
      Benefit obligation at end of measurement period ..............      $    903.8       $    930.0       $  149.2       $  164.6
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN FAIR VALUE OF PLAN ASSETS
      Fair value at beginning of measurement period ................      $  1,065.0       $  1,069.4       $   11.2       $    9.5
      Actual return on plan assets .................................           191.9              1.6             .6             .4
      Employer contributions .......................................             6.3             33.9           15.3            9.3
      Plan participants' contributions .............................            --               --              3.1            3.1
      Settlements ..................................................           (34.9)           (18.3)          --             --
      Benefit payments .............................................           (75.8)           (21.6)         (16.8)         (11.1)
                                                                          ---------------------------------------------------------
      Fair value at end of measurement period ......................      $  1,152.5       $  1,065.0       $   13.4       $   11.2
-----------------------------------------------------------------------------------------------------------------------------------
FUNDED STATUS
      Funded status at end of measurement period ...................      $    248.7       $    135.0       $ (135.8)      $ (153.4)
      Unrecognized transition (asset) obligation ...................            (3.1)            (7.2)           9.5           11.2
      Unrecognized prior service cost ..............................           (83.7)           (84.3)          (8.4)          (9.1)
      Unrecognized net (gain) loss .................................           (68.6)            40.3          (23.4)          (5.9)
      Fourth quarter contribution ..................................              .7              1.2           11.4            3.0
                                                                          ---------------------------------------------------------
      Net amount recognized ........................................      $     94.0       $     85.0       $ (146.7)      $ (154.2)
-----------------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF STATEMENT OF FINANCIAL POSITION
      Prepaid benefit cost .........................................      $    171.2       $    147.4       $   --         $   --
      Accrued benefit liability ....................................           (77.2)           (62.4)        (146.7)        (154.2)
                                                                          ---------------------------------------------------------
      Net amount recognized ........................................      $     94.0       $     85.0       $ (146.7)      $ (154.2)
-----------------------------------------------------------------------------------------------------------------------------------


The following table sets forth the weighted average plan assumptions:


                                                                                      1999           1998           1997
------------------------------------------------------------------------------------------------------------------------
Pension Plan Actuarial Computations
        Discount rate in determining benefit obligations ..................            7.5%           6.5%           7.0%
        Expected long-term return on plan assets ..........................            9.5            9.5            9.5
        Rate of increase in future compensation ...........................            5.6            5.6            5.6
Other Postretirement Plan Actuarial Computations
        Discount rate in determining benefit obligations ..................            7.5%           6.5%           7.0%
        Expected long-term return on plan assets ..........................            5.0            5.0            5.0
        Health care cost trend rate(1)
                Prior to age 65 ...........................................            7.0            7.0            8.1
                After age 65 ..............................................            5.5            6.4            6.5
Effect of One Percent Increase in Health Care Cost Trend Rate
        Service and interest costs ........................................        $   1.3        $   1.2        $   1.2
        Accumulated postretirement benefit obligation .....................           12.4           13.1           13.9
Effect of One Percent Decrease in Health Care Cost Trend Rate
        Service and interest costs ........................................        $  (1.0)       $  (1.0)       $  (1.0)
        Accumulated postretirement benefit obligation .....................          (10.9)         (11.8)         (12.6)
-------------------------------------------------------------------------------------------------------------------------


(1) Both rates are assumed to decrease gradually to 5.0% by 2004 and remain at that level thereafter.


52                                                                  U.S. BANCORP

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:


(Dollars in Millions)                                1999         1998
----------------------------------------------------------------------
Projected benefit obligation .............        $  95.5      $  88.3
Accumulated benefit obligation ...........           72.8         73.1
Fair value of plan assets ................           --           --
----------------------------------------------------------------------


EMPLOYEE INVESTMENT PLAN The Company provides a 401(k) Savings Plan formerly known as the Capital Accumulation Plan which allows qualified employees, at their option, to make contributions up to certain percentages of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. A portion of these contributions is matched by the Company. All of the Company's matching contributions are invested in USB common stock. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Total expense was $34.7 million, $16.6 million and $22.5 million in 1999, 1998 and 1997, respectively.

STOCK INCENTIVE AND PURCHASE PLANS The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock incentive and purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On the date exercised, if new shares are issued, the option proceeds equal to the par value of the shares are credited to common stock and additional proceeds are credited to capital surplus. If treasury shares are issued, the option proceeds equal to the average treasury share price are credited to treasury stock and additional proceeds are credited to capital surplus.

     The Employee Stock Purchase Plan ("ESPP") permits all eligible employees with at least one year of service and directors to purchase common stock. Plan participants can purchase stock for 85 percent to 100 percent of the fair market value, which is based on the price at the beginning or the end of the purchase period, whichever is lower. Any discount is determined by a committee of the Board of Directors. In 1999 and 1998, the purchase price was 85 percent of fair market value. The plan results in no compensation expense to the Company.

     In April 1999, the shareholders approved the 1999 Stock Incentive Plan ("1999 Plan") whereby all former stock incentive plans of U.S. Bancorp and Piper Jaffray ("Prior Plans") were incorporated into the 1999 plan. All outstanding options, restricted stock and other awards subject to the terms of the Prior Plans will remain outstanding and subject to the terms and conditions of those plans, but are counted as part of the total number of common shares awarded under the 1999 Plan. An additional 45 million shares were approved for issuance by the shareholders under the 1999 Plan. The 1999 Plan allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock or stock units ("RSUs"), performance awards, and other stock-based awards at or above 100 percent of the market price at the date of grant. The 1999 Plan also provides automatic grants of stock options to nonemployee directors. The rights of restricted stock and RSU holders to transfer shares are generally limited during the restriction period. At December 31, 1999, there were 17.8 million shares (subject to adjustment for forfeitures) available for grant under the 1999 Plan.

     Options granted are generally exercisable up to 10 years from the date of grant and vest over three to five years. Restricted shares vest over three to seven years. The vesting of certain options and restricted shares accelerate based on growth in diluted operating earnings per share and on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. For the performance-based restricted shares, compensation expense is amortized using the estimated vesting period. Compensation expense related to the restricted stock was $36.6 million, $27.8 million and $8.4 million in 1999, 1998 and 1997, respectively.

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


                                                                       Weighted      Restricted
                                                     Options      Average Price          Shares
                                                 Outstanding          Per Share     Outstanding
-----------------------------------------------------------------------------------------------
DECEMBER 31, 1996 .......................         42,523,275         $    17.49       1,453,077
Granted:
        Stock options ...................         17,519,844              30.13              --
        Restricted stock ................                 --                          1,681,176
Exercised ...............................        (17,857,107)             15.64              --
Canceled/vested .........................         (1,319,052)             22.36        (520,071)
                                                 ----------------------------------------------
DECEMBER 31, 1997 .......................         40,866,960              23.62       2,614,182
Granted:
        Stock options ...................          8,844,793              40.37              --
        Restricted stock ................                 --                          1,605,649
Piper Jaffray options converted .........          1,155,054              16.28              --
Exercised ...............................        (15,083,962)             21.88              --
Canceled/vested .........................         (1,315,908)             29.62        (984,907)
                                                 ----------------------------------------------
DECEMBER 31, 1998 .......................         34,466,937              28.18       3,234,924
Granted:
        Stock options ...................         46,614,828              35.86              --
        Restricted stock ................                 --                            742,932
1999 acquisitions converted .............            957,105              20.97              --
Exercised ...............................         (7,168,493)             21.42              --
Canceled/vested .........................         (3,334,629)             35.76        (978,931)
                                                 ----------------------------------------------
DECEMBER 31, 1999 .......................         71,535,748         $    33.41       2,998,925
-----------------------------------------------------------------------------------------------


Additional information regarding options outstanding as of December 31, 1999, is as follows:


                                           Options Outstanding                      Exercisable Options
                                 -----------------------------------------     ---------------------------
                                                  Weighted-
                                                     Average     Weighted-                       Weighted-
                                                   Remaining       Average                         Average
Range of                                         Contractual      Exercise                        Exercise
Exercise Prices                      Shares     Life (Years)         Price         Shares            Price
----------------------------------------------------------------------------------------------------------
$1.82-$9.99 .............         1,239,917             3.6      $    7.51      1,239,917        $    7.51
$10.00-$19.99 ...........         2,538,661             5.4          13.53      2,538,661            13.53
$20.00-$29.99 ...........         9,261,276             7.4          24.66      7,946,501            24.15
$30.00-$39.99 ...........        54,238,984             9.0          35.67     10,685,031            33.96
$40.00-$47.06 ...........         4,256,910             8.5          43.01      3,927,535            43.04
                                 -------------------------------------------------------------------------
                                 71,535,748             8.6      $   33.41     26,337,645        $   29.14
----------------------------------------------------------------------------------------------------------


     Pro forma information regarding net income and earnings per share is required by SFAS 123, "Accounting and Disclosure of Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock option and stock purchase plans (options) under the fair value method of that Statement. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require the use of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The pro forma disclosures include options granted in 1999, 1998 and 1997 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is amortized to expense over the options' vesting period.


                                                                    Year Ended December 31
                                                     ---------------------------------------------
(Dollars in Millions, Except Per-Share Data)                1999              1998            1997
--------------------------------------------------------------------------------------------------
Pro forma net income ........................        $   1,418.8       $   1,254.0       $   783.8
Pro forma earnings per share:
        Earnings per share ..................        $      1.95       $      1.71       $    1.07
        Diluted earnings per share ..........               1.94              1.69            1.06
--------------------------------------------------------------------------------------------------
Weighted average assumptions
        in option valuation
Risk-free interest rates ....................               5.4%               5.4%            6.0%
Dividend yields .............................               3.5                2.3             2.5
Stock volatility factor .....................               .27                .25             .22
Expected life of
        options (in years) ..................               6.1                2.3             3.9
--------------------------------------------------------------------------------------------------



54                                                                  U.S. BANCORP

NOTE M MERGER-RELATED CHARGES

The Company recorded merger-related charges of $62.4 million, $216.5 million and $511.6 million in 1999, 1998 and 1997, respectively. Merger-related charges in 1999 related to the Company's various acquisitions including system conversion and integration costs associated with consolidating redundant operations (see Note C). Merger-related charges in 1998 were primarily due to conversion costs related to the USBC acquisition and the acquisitions of Piper Jaffray and Northwest Bancshares. Merger-related charges of $511.6 million recorded in 1997 were associated with the acquisition of USBC. The components of the charges are shown below:


                                                        Year Ended December 31
                                                  -----------------------------------
(Dollars in Millions)                                1999      1998       1997
-------------------------------------------------------------------------------------
Severance ................................        $ 8.0      $   --      $232.3
Premises and equipment
        writedowns .......................          1.6          --        77.2
Systems conversions ......................         34.2       236.9        72.7
Benefit curtailment gains ................           --       (25.6)         --
Other merger-related charges* ............         18.6         5.2       129.4
                                                  -----------------------------------
Total merger-related charges .............        $62.4      $216.5      $511.6
-------------------------------------------------------------------------------------


*OTHER MERGER-RELATED CHARGES IN 1997 INCLUDED $43.4 MILLION OF CAPITALIZED SOFTWARE AND OTHER ASSET WRITEDOWNS, $35.0 MILLION OF INVESTMENT BANKING AND OTHER TRANSACTION COSTS AND $51.0 MILLION OF OTHER MERGER-RELATED EXPENSES.

     The Company determines merger-related charges based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process. Severance charges include the cost of severance, other benefits, and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. Premise and equipment writedowns represent lease termination costs and impairment of assets for redundant office space, equipment and branches that will be vacated and disposed of as part of the integration plan. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's merger-related accrual:


                                                                     Year Ended
                                                                     December 31
                                                               -----------------------
(Dollars in Millions)                                              1999       1998
--------------------------------------------------------------------------------------
Balance at the beginning of the year ..................        $126.7       $ 204.6
Provision charged to operating expense ................          62.4         216.5
Additions related to purchase acquisitions ............          70.2          55.3
Cash outlays ..........................................         (98.4)       (310.2)
Transfer to tax liabilities* ..........................         (33.8)          --
Noncash writedowns and other ..........................         (55.2)        (39.5)
                                                               -----------------------
Balance at the end of the year ........................        $ 71.9       $ 126.7
--------------------------------------------------------------------------------------


*The liability relates to certain severance related items.

The components of the merger-related accrual were as follows:


                                                              Year Ended
                                                              December 31
                                                         ----------------------
(Dollars in Millions)                                      1999          1998
-------------------------------------------------------------------------------
Severance ........................................        $34.6        $ 98.1
Other employee related costs* ....................         16.6           7.2
Lease terminations and facility costs ............          9.5           7.4
Contracts and system writeoffs ...................          6.4          10.4
Other ............................................          4.8           3.6
                                                          ---------------------
Total ............................................        $71.9        $126.7
-------------------------------------------------------------------------------


*Other employee related costs in 1999 included $9.3 million for non-compete arrangements.

The Company expects to incur approximately $55.0 million, pretax, of merger-related expenses in 2000.


U.S. BANCORP                                                                  55

NOTE N INCOME TAXES

The components of income tax expense were:


(Dollars in Millions)                                         1999        1998         1997
-------------------------------------------------------------------------------------------------
FEDERAL
Current tax ........................................        $681.5      $612.9       $435.0
Deferred tax provision .............................          46.7        28.2         34.9
                                                            -------------------------------------
        Federal income tax .........................         728.2       641.1        469.9
STATE
Current tax ........................................         117.8       127.7         79.6
Deferred tax provision (credit) ....................           9.0        (2.3)         2.7
                                                            -------------------------------------
        State income tax ...........................         126.8       125.4         82.3
                                                            -----------------------------------
        Total income tax provision .................        $855.0      $766.5       $552.2
-------------------------------------------------------------------------------------------------


The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:


(Dollars in Millions)                                                                1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%) ...............................................        $826.5       $732.9       $486.7
State income tax, at statutory rates, net of federal tax benefit ..........          82.4         81.5         53.5
Tax effect of:
        Tax-exempt interest:
                Loans .....................................................          (8.7)       (10.9)       (13.0)
                Securities ................................................         (22.7)       (23.2)       (24.0)
        Amortization of nondeductible goodwill ............................          43.9         32.5         25.7
        Nondeductible merger and integration charges ......................            --           --         39.1
        Tax credits and other items .......................................         (66.4)       (46.3)       (15.8)
                                                                                   --------------------------------------
Applicable income taxes ...................................................        $855.0       $766.5       $552.2
-------------------------------------------------------------------------------------------------------------------------


     At December 31, 1999, for income tax purposes, the Company had federal net operating loss carryforwards of $25.0 million available, which expire in years 2000 through 2012. In addition, the Company had aggregate state net operating loss carryforwards of $17.2 million available, which expire in years 2004 through 2009.

     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.


56                                                                  U.S. BANCORP

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(Dollars in Millions)                                                      1999                  1998
-----------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Loan loss reserves ............................................        $ 382.8              $ 382.3
Postretirement liability ......................................           69.9                 69.5
Deferred fees .................................................           60.3                 79.8
Accrued severance, pension and retirement benefits ............           44.4                 28.8
Adjustment of available-for-sale securities to market value ...           38.0                (44.0)
Real estate and other asset basis differences .................           29.0                 31.8
Federal operating loss carryforward ...........................             .9                  1.2
Other deferred tax assets .....................................          168.2                196.9
                                                                       ------------------------------
        Gross deferred tax assets .............................          793.5                746.3

DEFERRED TAX LIABILITIES
Leasing activities ............................................         (504.8)              (401.5)
Accelerated depreciation ......................................          (32.5)               (19.4)
Other investment basis differences ............................          (16.8)               (13.4)
Other deferred tax liabilities ................................          (81.0)               (50.7)
                                                                       ------------------------------
        Gross deferred tax liabilities ........................         (635.1)              (485.0)
                                                                       ------------------------------
NET DEFERRED TAX ASSETS .......................................        $ 158.4              $ 261.3
-----------------------------------------------------------------------------------------------------


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

NOTE O FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT
CONCENTRATIONS

In the normal course of business, the Company uses various off-balance sheet financial instruments to manage its interest rate and market risk and to meet the needs of its customers. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments at December 31 were as follows:


(Dollars in Millions)                                                                                1999           1998
------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit
        Commercial .......................................................................        $28,222        $25,023
        Corporate and purchasing cards ...................................................         18,503         24,758
        Consumer credit cards ............................................................         14,991         14,982
        Other consumer ...................................................................          6,388          7,020
Letters of credit
        Standby ..........................................................................          3,222          3,241
        Commercial .......................................................................            317            309
Interest rate swap contracts
        Hedges ...........................................................................          7,743          7,239
        Intermediated ....................................................................            556            740
Options contracts
        Hedge interest rate floors purchased .............................................            500            500
        Intermediated interest rate and foreign exchange caps and floors purchased .......            453            360
        Intermediated interest rate and foreign exchange caps and floors written .........            453            360
Futures and forward contracts ............................................................             34             10
Recourse on assets sold ..................................................................            117             37
Foreign currency commitments
        Commitments to purchase ..........................................................          1,137            812
        Commitments to sell ..............................................................          1,141            806
Commitments from securities lending ......................................................            717            342
------------------------------------------------------------------------------------------------------------------------



U.S. BANCORP                                                                  57

COMMITMENTS TO EXTEND CREDIT Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company's exposure to credit loss, in the event of default by the borrower. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company's future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.

LETTERS OF CREDIT Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, the Company's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount. Management assesses the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments.

INTEREST RATE SWAPS AND OPTIONS Interest rate swaps are contracts to exchange fixed- and floating-rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates and as an intermediary for customers. At December 31, 1999, and 1998, interest rate swaps totaling $7.7 billion and $7.2 billion, respectively, hedged loans, deposits and long-term debt.

     The Company received fixed-rate interest and paid floating-rate interest on all hedges as of December 31, 1999. Activity with respect to interest rate swap hedges was as follows:


(Dollars in Millions)                              1999               1998             1997
-------------------------------------------------------------------------------------------
Notional amount outstanding at
        beginning of year ..............        $ 7,239            $ 5,315          $ 3,651
Additions ..............................          4,382              3,140            2,926
Maturities .............................         (2,142)            (1,213)            (436)
Amortization ...........................           (143)                --               --
Terminations ...........................         (1,593)                (3)            (826)
                                                -------------------------------------------
Notional amount outstanding
        at end of year .................        $ 7,743            $ 7,239          $ 5,315
-------------------------------------------------------------------------------------------
At December 31:
Weighted average interest
        rate paid ......................           6.45%              5.53%            5.95%
Weighted average interest
        rate received ..................           6.22               6.17             6.39
-------------------------------------------------------------------------------------------


     For the hedging portfolio's notional balances and yields by maturity date as of year-end 1999, see Table 18 on page 34. For a description of the Company's objectives for using derivative financial instruments, refer to Use of Derivatives to Manage Interest Rate Risk on pages 34 and 35. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

     At December 31, 1999, and 1998, owned LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 1.7 years and $500 million with an average remaining maturity of 2.7 years, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors was 4.63 percent at December 31, 1999, and December 31, 1998. The premium on floors is amortized over the life of the contract. The impact of the floors on net interest income was not significant for the years ended December 31, 1999, 1998 and 1997.


58                                                                  U.S. BANCORP

     For swaps and options used as hedges, the Company recognizes interest income or expense as it is accrued over the terms of the hedge. The gain or loss on a terminated hedge is amortized over the remaining life of the original swap or remaining life of the hedged item, whichever is shorter. The impact of the amortization of deferred gains and losses on hedges on net interest income was not significant for the years ended December 31, 1999, 1998 and 1997. Net unamortized deferred gains were $9.7 million at December 31, 1999.

     In addition to utilizing swaps and options as part of its asset/liability management strategy, the Company acts as an intermediary for swap and option agreements on behalf of its customers. To reduce its market risk exposure, the Company generally enters into offsetting positions. The total notional amount of customer swap agreements, including the offsetting positions, was $556 million and $740 million at December 31, 1999, and 1998, respectively. The total notional amount of customer option agreements, including the offsetting positions, was $906 million and $720 million at December 31, 1999, and 1998, respectively. Market value changes on intermediated swaps, options and futures contracts are recognized in income in the period of change. Realized gains or losses on intermediated transactions were not significant for the years ended December 31, 1999, 1998 and 1997.

     The credit risk related to interest rate swap and option agreements is that counterparties may be unable to meet the contractual terms. The Company estimates this risk by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, reported on a net basis by each counterparty. At December 31, 1999, and 1998, the gain position of these contracts, in the aggregate, was approximately $19 million and $217 million, respectively.

     The Company manages the credit risk of its interest rate swap and option contracts through bilateral collateral agreements, credit approvals, limits and monitoring procedures. Commercial lending officers perform credit analyses and establish counterparty limits. Senior Credit Administration periodically reviews positions to monitor compliance with the limits. In addition, the Company reduces the assumed counterparty credit risk through master netting agreements that permit the Company to settle multiple interest rate contracts with a given counterparty on a net basis.

     FUTURES AND FORWARD CONTRACTS Futures and forward contracts are agreements for the delayed delivery of securities or cash settlement money market instruments. The Company enters into futures contracts to hedge the market risk on its fixed income inventory positions. The Company enters into forward contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 1999, and 1998, futures contracts outstanding were $15 million and $10 million, respectively. Forward contracts outstanding at December 31, 1999 were $19 million. There were no forward contracts outstanding at December 31, 1998. At December 31, 1999, net unamortized deferred gains on the forward agreements were not significant. The Company manages its credit risk on forward contracts, which arises from nonperformance by counterparties, through credit approval and limit procedures.

     RECOURSE ON ASSETS SOLD The Company is obligated under recourse provisions related to the sale of certain loans. The contract amount of these loans was $2.0 billion at December 31, 1999, and $472 million at December 31, 1998. The maximum contractual amount of recourse on these loans was $117 million at December 31, 1999, and $37 million at December 31, 1998.

     FOREIGN CURRENCY COMMITMENTS The Company uses foreign currency commitments to help customers reduce the risks associated with changes in foreign currency exchange rates. Through these contracts, the Company exchanges currencies at specified rates on specified dates with various counterparties. The Company minimizes the market and liquidity risks by taking offsetting positions. In addition, the Company controls the market risks by limiting the net exposure through policies, procedures and monitoring. The Company manages its credit risk, or potential risk of loss from default by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 1999, was not significant.


U.S. BANCORP                                                                  59

     COMMITMENTS FROM SECURITIES LENDING The Company participates in securities lending activities by acting as a customer's agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. These transactions are collateralized by cash.

     CREDIT CONCENTRATIONS The Company primarily lends to borrowers in the 16 states where it has banking offices. Approximately 88 percent of the Company's commercial loans were made to borrowers, representing a diverse range of industries, in this operating region. Collateral may include marketable securities, accounts receivable, inventory and equipment. For detail of the Company's commercial portfolio by industry type and geography as of December 31, 1999, and 1998, see Table 8 on page 25.

     For detail of the Company's real estate portfolio by property type and geography as of December 31, 1999, and 1998, see Table 9 on page 26. This information is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.

     Approximately 82 percent of the total consumer portfolio consists of loans to customers in the Company's operating region. Residential mortgages, home equity, and auto loans are secured, but other consumer loans are generally not secured. For detail of the Company's consumer loan portfolio referenced here, see Table 7 on page 24 under the category "Consumer" as of December 31, 1999, and 1998, which is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE P FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments, both on and off balance sheet, are generally defined as cash, equity instruments or investments and contractual obligations to pay or receive cash or another financial instrument.

     Due to the nature of its business and its customers' needs, the Company offers a large number of financial instruments, most of which are not actively traded. When market quotes are unavailable, valuation techniques including discounted cash flow calculations and pricing models or services are used. The Company also uses various aggregation methods and assumptions, such as the discount rate and cash flow timing and amounts. As a result, the fair value estimates can neither be substantiated by independent market comparisons, nor realized by the immediate sale or settlement of the financial instrument. Also, the estimates reflect a point in time and could change significantly based on changes in economic factors, such as interest rates. Furthermore, the disclosure of certain financial and nonfinancial assets and liabilities are not required. Finally, the fair value disclosure is not intended to estimate a market value of the Company as a whole. A summary of the Company's valuation techniques and assumptions follows.

CASH AND CASH EQUIVALENTS The carrying value of cash, federal funds sold and securities under resale agreements was assumed to approximate fair value.

SECURITIES Generally, trading securities and available-for-sale securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

LOANS The loan portfolio consists of both floating and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows were reduced for estimated historical prepayment experience. Projected cash flows on nonaccrual loans were further reduced by the amount of the estimated losses on the portfolio and discounted over an assumed average remaining life of one to two years.

COMMERCIAL The fixed-rate loans in the commercial portfolio (excluding nonaccrual loans) had a weighted average interest rate of 7.6 percent in 1999 and 7.4 percent in 1998. The duration was 2.3 years in 1999 and 1998. The floating-rate loans had a weighted average interest rate of 8.4 percent in 1999 and 7.6 percent in 1998. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.


60                                                                  U.S. BANCORP

COMMERCIAL REAL ESTATE AND CONSTRUCTION The fixed-rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of 8.2 percent, with a duration of 3.5 years in 1999; and a weighted average interest rate of 8.4 percent, with a duration of 3.4 years in 1998. The floating-rate loans (excluding nonaccrual loans) had a weighted average interest rate of 8.6 percent in 1999 and 8.2 percent in 1998. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

RESIDENTIAL FIRST MORTGAGES These loans were segregated into pools of similar coupons and maturities. The pools were matched to similar mortgage-backed securities, and market quotes were obtained. The fixed-rate portion of this portfolio had a weighted average interest rate of 7.4 percent in 1999 and 7.5 percent in 1998. The duration was 3.1 years in 1999 and 1.8 years in 1998.

CONSUMER INSTALLMENT Prepayment assumptions ranging from 15 to 23 percent were applied to scheduled cash flows, based on the Company's experience. On the fixed-rate portion, the weighted average rate was 9.4 percent in 1999 and
8.8 percent in 1998. The duration was 1.4 years in 1999 and 1.5 years in 1998. The floating-rate portion of the consumer installment portfolio had a weighted average interest rate of 7.5 percent in 1999 and 1998.

HOME EQUITY LINES AND LOANS, SECOND MORTGAGES AND CONSUMER LINES In 1999, estimated cash flows net of funding and operational costs were discounted using an estimated cost of capital of 11.6 percent for secured lines and loans and 12.9 percent for unsecured. In 1998, the estimated cost of capital was 11.0 percent for secured and 13.3 percent for unsecured. The home equity lines had a weighted average interest rate of 9.3 percent in 1999 and 8.8 percent in 1998. Fixed-rate home equity loans and second mortgages had a weighted average interest rate of 10 percent in 1999 and 1998. The duration was 1.4 years in 1999 and 1.8 years in 1998. Retail credit cards had a weighted average interest rate of 12.6 percent in 1999 and 11.6 percent in 1998, with a duration of 1.5 years in 1999 and 1.8 years in 1998. Other revolving lines had a weighted average interest rate of 11.9 percent in 1999 and 11.8 percent in 1998.

CORE DEPOSIT INTANGIBLE Core deposits provide a stable, low-cost source of funds that can be invested to earn a return that exceeds their cost. The fair value of the Company's core deposit intangible was calculated using a discounted cash flow model that estimates the present value of net cash flows including the difference between the ongoing funding cost of the core deposits and alternative funds at current market rates.

DEPOSIT LIABILITIES The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand at year-end. Fair values for fixed-rate certificates of deposit were estimated using a discounted cash flow analysis based on the discount rates implied by the high-grade corporate bond yield curve.

SHORT-TERM BORROWINGS Federal funds purchased, borrowings under repurchase agreements and other short-term borrowings are at floating rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY Medium-term notes, Euro medium-term notes, bank notes, Federal Home Loan Bank Advances, capital lease obligations and mortgage note obligations totaled $13,237 million in 1999 and $10,138 million in 1998. Their estimated fair value was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. Other long-term debt instruments and company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company were valued using available market quotes.

INTEREST RATE SWAPS, OPTIONS, FLOORS AND CAPS The interest rate options and swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Eurodollar future, swap and Treasury Note yield curves.

LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES The Company's commitments have floating rates and do not expose the Company to interest rate risk. No premium or discount was ascribed to the loan commitments because virtually all funding would be at current market rates.


U.S. BANCORP                                                                  61

The estimated fair values of the Company's financial instruments are shown in the table below.


                                                                                         1999                     1998
                                                                            --------------------------   --------------------
                                                                                Carrying         Fair    Carrying        Fair
(Dollars in Millions)                                                             Amount        Value      Amount       Value
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
        Cash and due from banks ...........................................      $ 4,036      $ 4,036     $ 4,772     $ 4,772
        Federal funds sold and resale agreements ..........................        1,037        1,037         544         544
        Trading account securities ........................................          617          617         537         537
        Available-for-sale securities .....................................        4,871        4,871       5,577       5,577
        Loans
                Commercial
                        Commercial ........................................       28,863       29,579      25,974      26,797
                        Commercial real estate and construction ...........       14,106       14,717      11,262      12,080
                Consumer
                        Residential mortgage ..............................        2,661        2,672       3,160       3,256
                        Home equity and second mortgage ...................        8,681        8,918       7,409       7,786
                        Credit card and revolving credit ..................        6,128        6,742       5,907       6,592
                        Other consumer installment ........................        2,446        2,484       5,410       5,516
                Allowance for credit losses ...............................         (995)          --      (1,001)         --
                                                                            -------------------------------------------------
                        Net loans .........................................       61,890       65,112      58,121      62,027
                                                                            -------------------------------------------------
                        Total financial assets ............................       72,451       75,673      69,551      73,457
NONFINANCIAL ASSETS
        Core deposit intangible ...........................................          176        4,837         145       2,611
                                                                            -------------------------------------------------
                        Total .............................................       72,627      $80,510      69,696    $ 76,068
                                                                                           ----------              ----------
        Other assets ......................................................        8,903                    6,742
                                                                            ------------               ----------
                        Total assets ......................................     $ 81,530                  $76,438
                                                                            ------------               ----------
FINANCIAL LIABILITIES
        Deposits
                Noninterest-bearing .......................................      $16,050      $16,050     $16,377     $16,377
                Interest-bearing checking and other savings ...............       29,671       29,671      30,834      30,834
                Time deposits > $100,000 ..................................        5,809        5,869       2,823       2,854
                                                                            -------------------------------------------------
                        Total deposits ....................................       51,530       51,590      50,034      50,065
        Federal funds purchased ...........................................          297          297       1,255       1,255
        Securities sold under agreements to repurchase ....................        1,235        1,235       1,427       1,427
        Other short-term funds borrowed ...................................          724          724         683         683
        Long-term debt ....................................................       16,563       16,602      13,781      14,046
        Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated
                debentures of the parent company ..........................          950          844         950       1,030
                                                                            -------------------------------------------------
                        Total financial liabilities .......................       71,299      $71,292      68,130      68,506
                                                                                           ----------              ----------
NONFINANCIAL LIABILITIES ..................................................        2,593                    2,338
SHAREHOLDERS' EQUITY ......................................................        7,638                    5,970
                                                                            ------------               ----------
                        Total liabilities and shareholders' equity ........     $ 81,530                  $76,438
                                                                            ------------               ----------
Off-Balance Sheet Financial Instruments
        Unrecognized gain on interest rate swaps and options ..............          N/A      $     6         N/A     $   193
        Unrecognized loss on interest rate swaps and options ..............          N/A          240         N/A           7
        Loan commitments ..................................................          N/A           --         N/A          --
        Letters of credit .................................................          N/A           --         N/A          --
-----------------------------------------------------------------------------------------------------------------------------



62                                                                  U.S. BANCORP

NOTE Q  COMMITMENTS AND CONTINGENT LIABILITIES

Rental expense for operating leases amounted to $111.2 million in 1999, $121.0 million in 1998, and $114.6 million in 1997. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1999:

                                                  Capitalized    Operating
(Dollars in Millions)                                  Leases       Leases
--------------------------------------------------------------------------
2000............................................       $ 10.3       $121.7
2001............................................         10.2        123.6
2002............................................          9.2        114.5
2003............................................          7.6         94.4
2004............................................          6.7         70.0
Thereafter......................................         60.3        459.8

Total minimum lease payments....................       $104.3       $984.0

Less amount representing interest...............         45.1

Present value net minimum lease payments........       $ 59.2
--------------------------------------------------------------------------

Various legal proceedings are currently pending against the Company. Due to their complex nature, it may be years before some matters are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

NOTE R SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $5,809 million and $2,823 million at December 31, 1999, and 1998, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

Year Ended December 31 (Dollars in Millions)                     1999          1998          1997
-------------------------------------------------------------------------------------------------
Income taxes paid ....................................      $   701.7     $   552.8      $  464.3
Interest paid ........................................        2,342.9       2,324.1       2,226.5
Net noncash transfers to foreclosed property .........           31.6          25.0          46.8
Change in unrealized gain (loss) on available-for-sale
securities, net of taxes of $82.0 in 1999,
        $7.6 in 1998 and $32.9 in 1997 ...............         (133.6)         12.5          54.6
                                                           -------------------------------------
Cash acquisitions of businesses
        Fair value of noncash assets acquired ........      $   250.3     $ 2,249.7    $    194.6
        Liabilities assumed ..........................          (29.8)     (1,469.5)       (171.0)
                                                           -------------------------------------
                Net ..................................      $   220.5     $   780.2    $     23.6
                                                            -------------------------------------
Stock acquisitions of businesses
        Fair value of noncash assets acquired ........      $ 3,521.2     $    --      $    451.9
        Net cash acquired ............................          462.4          --            43.2
        Liabilities assumed ..........................       (2,708.1)         --          (407.7)
                                                           -------------------------------------
                Net value of common stock issued .....      $ 1,275.5     $    --      $     87.4
------------------------------------------------------------------------------------------------

REGULATORY CAPITAL The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the "well capitalized" designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 1999, for the Company and its significant bank subsidiaries, see Tables 19 and 20 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. BANCORP                                                                  63

NOTE S  U.S. BANCORP (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31 (Dollars in Millions)                                 1999      1998
--------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary banks, principally interest-bearing   $   469   $   604
Available-for-sale securities ..............................       309       172
Investments in:
        Bank affiliates ....................................     8,128     6,673
        Nonbank affiliates .................................       669       610
Advances to:
        Bank affiliates ....................................     1,016       991
        Nonbank affiliates .................................     1,357       976
Other assets ...............................................     1,236       996
                                                              ------------------
                Total assets ...............................   $13,184   $11,022
                                                              ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed ..................................   $    31   $    48
Advances from subsidiaries .................................       111        46
Long-term debt .............................................     3,805     3,474
Junior subordinated debentures issued to subsidiary trusts .       979       979
Other liabilities ..........................................       620       505
Shareholders' equity .......................................     7,638     5,970
                                                              ------------------
                Total liabilities and shareholders' equity .   $13,184   $11,022
--------------------------------------------------------------------------------

CONDENSED STATEMENT OF INCOME

Year Ended December 31 (Dollars in Millions)                                            1999          1998        1997
----------------------------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $995.0, $1,290.0
and $441.2 from bank subsidiaries) ...........................................       $1,026.3      $1,387.1      $488.9
Interest from subsidiaries ...................................................          177.2         159.3       139.8
Service and management fees from subsidiaries ................................          191.5         240.4       201.7
Other income .................................................................          110.8         119.7        75.7
                                                                                     ----------------------------------
                Total income .................................................        1,505.8       1,906.5       906.1
EXPENSES
Interest on short-term funds borrowed ........................................           15.5          16.9        13.8
Interest on long-term debt ...................................................          217.9         187.2       180.0
Interest on junior subordinated debentures issued to subsidiary trusts .......           76.6          70.1        50.7
Operating expenses paid to subsidiaries ......................................            9.6          78.9         3.4
Merger-related charges .......................................................           13.9          25.6       251.5
Other expenses ...............................................................          166.5         197.9       245.1
                                                                                     ----------------------------------
                Total expenses ...............................................          500.0         576.6       744.5
                                                                                     ----------------------------------
Income before income taxes and equity in undistributed income of subsidiaries.        1,005.8       1,329.9       161.6
Income tax credit ............................................................          (17.1)        (71.0)      (65.7)
                                                                                     ----------------------------------
Income of parent company .....................................................        1,022.9       1,400.9       227.3
Equity (deficiency) in undistributed income of subsidiaries:
        Bank affiliates ......................................................          438.1        (101.6)      584.7
        Nonbank affiliates ...................................................           45.5          28.1        26.5
                                                                                     ----------------------------------
                                                                                        483.6         (73.5)      611.2
                                                                                     ----------------------------------
                Net income ...................................................       $1,506.5      $1,327.4      $838.5
-----------------------------------------------------------------------------------------------------------------------

64                                                                  U.S. BANCORP

CONDENSED STATEMENT OF CASH FLOWS


Year Ended December 31 (Dollars in Millions)                                                1999              1998           1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ......................................................................       $1,506.5         $ 1,327.4       $  838.5
Adjustments to reconcile net income to net cash provided by operating activities:
        (Equity) deficiency in undistributed income of subsidiaries .............         (483.6)             73.5         (611.2)
        Gains on available-for-sale securities ..................................           (8.6)            (12.5)          (1.7)
        Depreciation and amortization of premises and equipment .................           12.5              12.9           17.1
        Provision (credit) for deferred income taxes ............................           17.0               4.4           (5.3)
        Amortization of goodwill and other intangible assets ....................           11.5              11.0           13.5
        (Increase) decrease in accrued receivables ..............................          (19.4)             (3.9)           4.9
        Increase (decrease) in accrued liabilities ..............................           86.7            (124.0)         (13.9)
        Other - net .............................................................          (30.8)            (67.0)         (73.9)
                                                                                        ------------------------------------------
                Net cash provided by operating activities .......................        1,091.8           1,221.8          168.0

INVESTING ACTIVITIES
Available-for-sale securities
        Sales and maturities ....................................................          127.5              83.0          142.4
        Purchases ...............................................................         (323.5)            (59.9)        (140.2)
Investments in subsidiaries .....................................................          (26.0)         (1,114.6)        (221.2)
Equity distributions from subsidiaries ..........................................          145.0             325.0          769.5
Net (increase) decrease in short-term advances to affiliates ....................          (79.4)           (496.5)         521.6
Long-term advances made to affiliates ...........................................         (595.0)           (330.0)         (80.0)
Principal collected on long-term advances made to affiliates ....................          285.0             295.0             --
Other - net .....................................................................         (157.0)             (6.8)          30.8
                                                                                        ------------------------------------------
                Net cash (used) provided by investing activities ................         (623.4)         (1,304.8)       1,022.9

FINANCING ACTIVITIES
Net increase (decrease) in short-term advances from subsidiaries ................           62.6              21.4           (9.9)
Net (decrease) increase in short-term funds borrowed ............................          (16.8)             47.7         (161.3)
Proceeds from long-term debt ....................................................        1,068.5           1,218.3          307.0
Principal payments on long-term debt ............................................         (737.7)           (190.5)        (331.6)
Issuance of junior subordinated debentures to subsidiary trusts .................             --             360.8             --
Redemption of preferred stock ...................................................             --                --         (150.0)
Proceeds from dividend reinvestment, stock option and stock purchase plans ......          153.2             220.4          183.5
Repurchase of common stock ......................................................         (560.8)           (964.0)        (431.0)
Cash dividends ..................................................................         (573.1)           (516.4)        (456.3)
                                                                                        ------------------------------------------
                Net cash (used) provided by financing activities ................         (604.1)            197.7       (1,049.6)
                                                                                        ------------------------------------------
                Change in cash and cash equivalents .............................         (135.7)            114.7          141.3
Cash and cash equivalents at beginning of year ..................................          604.2             489.5          348.2
                                                                                        ------------------------------------------
                Cash and cash equivalents at end of year ........................       $  468.5         $   604.2       $  489.5
----------------------------------------------------------------------------------------------------------------------------------


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

REPORT OF MANAGEMENT

     The financial statements of U.S. Bancorp were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and include amounts that are based on management's best estimates and judgment. All financial information throughout the annual report is consistent with that in the financial statements.

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

     The Company's independent auditors, Ernst & Young LLP, have been engaged to render an opinion on the financial statements and to assist in carrying out the audit program described above. Their opinion on the financial statements is based on procedures performed in accordance with auditing standards generally accepted in the United States, including tests of the accounting records to the extent necessary to allow them to report on the fairness of the financial statements. Ernst & Young LLP has full access to the Audit Committee and the Board of Directors.

     The management of the Company is committed to and has always maintained and enforced a philosophy of high ethical standards in the conduct of its business. Written policies covering conflicts of interest and other subjects are formulated in a Code of Ethics which is uniformly applicable to all officers and employees of the Company.

/s/ John. F. Grundhofer

JOHN F. GRUNDHOFER
Chairman and Chief Executive Officer

/s/ Susan E. Lester

SUSAN E. LESTER
Executive Vice President and
Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
U.S. Bancorp

We have audited the accompanying consolidated balance sheets of U.S. Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
January 18, 2000


66                                                                  U.S. BANCORP

CONSOLIDATED BALANCE SHEET - FIVE-YEAR SUMMARY


                                                                                                                % Change
December 31 (Dollars In Millions)                        1999        1998         1997       1996       1995   1998-1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..........................    $ 4,036     $ 4,772      $ 4,739    $ 4,813    $ 4,253      (15.4)%
Federal funds sold and resale agreements .........      1,037         544          692        898        771       90.6
Trading account securities .......................        617         537          195        231        366       14.9
Held-to-maturity securities ......................         --          --           --        797        865        --
Available-for-sale securities:
        U.S. Treasury ............................        381         500          628      1,028      1,686      (23.8)
        Mortgage-backed ..........................      2,906       3,438        4,366      4,104      3,218      (15.5)
        State and political ......................      1,135       1,255        1,331        573        271       (9.6)
        U.S. agencies and other ..................        449         384          560        768      1,248       16.9
                                                      -------------------------------------------------------
           Total available-for-sale securities ...      4,871       5,577        6,885      6,473      6,423      (12.7)
Loans ............................................     62,885      59,122       54,708     52,355     49,345        6.4
        Less allowance for credit losses .........        995       1,001        1,009        993        908        (.6)
                                                      -------------------------------------------------------
                Net loans ........................     61,890      58,121       53,699     51,362     48,437        6.5
Other assets .....................................      9,079       6,887        5,085      5,175      4,553       31.8
                                                      -------------------------------------------------------
                        Total assets .............    $81,530     $76,438      $71,295    $69,749    $65,668        6.7%
                                                      -------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
        Noninterest-bearing ......................    $16,050     $16,377      $14,544    $14,344    $12,367       (2.0)%
        Interest-bearing .........................     35,480      33,657       34,483     35,012     33,412        5.4
                                                      -------------------------------------------------------
                Total deposits ...................     51,530      50,034       49,027     49,356     45,779        3.0
Short-term borrowings ............................      2,256       3,365        3,292      6,592      7,984      (33.0)
Long-term debt ...................................     16,563      13,781       10,247      5,369      4,583       20.2
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts
   holding solely the junior subordinated
   debentures of the parent company ..............        950         950          600        600         --         --
Other liabilities ................................      2,593       2,338        2,239      2,069      1,980       10.9
                                                      -------------------------------------------------------
     Total liabilities ...........................     73,892      70,468       65,405     63,986     60,326        4.9
Shareholders' equity .............................      7,638       5,970        5,890      5,763      5,342       27.9
                                                      -------------------------------------------------------
     Total liabilities and shareholders' equity ..    $81,530     $76,438      $71,295    $69,749    $65,668        6.7%
------------------------------------------------------------------------------------------------------------------------



U.S. BANCORP                                                                  67

CONSOLIDATED STATEMENT OF INCOME-- FIVE-YEAR SUMMARY


                                                                                                                          % Change
Year Ended December 31 (Dollars in Millions)                  1999          1998         1997         1996         1995  1998-1999
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans .............................................     $  5,208.6    $  4,921.8   $  4,784.5   $  4,537.7   $  4,373.4        5.8%
Securities
        Taxable ...................................          250.6         303.6        371.5        420.5        420.3      (17.5)
        Exempt from federal income taxes ..........           57.3          62.8         68.1         71.0         59.8       (8.8)
Other interest income .............................          160.2         119.2         69.5         85.2         67.3       34.4
                                                       -----------------------------------------------------------------
                Total interest income .............        5,676.7       5,407.4      5,293.6      5,114.4      4,920.8        5.0
INTEREST EXPENSE
Deposits ..........................................        1,291.2       1,391.0      1,436.8      1,441.3      1,416.7       (7.2)
Federal funds purchased and repurchase
agreements ........................................          164.2         153.6        183.0        197.9        218.2        6.9
Other short-term funds borrowed ...................           49.9          59.1        117.6        198.0        189.8      (15.6)
Long-term debt ....................................          833.4         672.7        459.0        303.8        273.4       23.9
Company-obligated mandatorily redeemable preferred
        securities of subsidiary trusts holding
        solely the junior subordinated debentures
        of the parent company .....................           77.3          70.4         49.1          2.8           --        9.8
                                                       -----------------------------------------------------------------
                Total interest expense ............        2,416.0       2,346.8      2,245.5      2,143.8      2,098.1        2.9
                                                       -----------------------------------------------------------------
Net interest income ...............................        3,260.7       3,060.6      3,048.1      2,970.6      2,822.7        6.5
Provision for credit losses .......................          531.0         379.0        460.3        271.2        239.1       40.1
                                                       -----------------------------------------------------------------
Net interest income after provision for credit
  losses ..........................................        2,729.7       2,681.6      2,587.8      2,699.4      2,583.6        1.8

NONINTEREST INCOME
Credit card fee revenue ...........................          603.1         574.8        418.8        351.5        303.9        4.9
Trust and investment management fees ..............          459.7         413.0        348.0        302.3        241.1       11.3
Service charges on deposit accounts ...............          434.6         406.0        396.2        377.2        345.0        7.0
Investment products fees and commissions ..........          347.7         229.7         65.7         59.7         49.8       51.4
Investment banking revenue ........................          245.4         100.4           --           --           --          *
Trading account profits and commissions ...........          215.9         118.1         30.9         29.0         28.5       82.8
Available-for-sale securities (losses) gains ......           (1.3)         12.6          3.6         20.8          3.0          *
Gain on sale of mortgage banking operations .......             --            --           --         45.8           --         --
Termination fee ...................................             --            --           --        190.0           --         --
Other .............................................          453.6         402.0        352.0        406.8        342.0       12.8
                                                       -----------------------------------------------------------------
                Total noninterest income ..........        2,758.7       2,256.6      1,615.2      1,783.1      1,313.3       22.3

NONINTEREST EXPENSE
Salaries ..........................................        1,460.9       1,210.9        969.3        964.5        927.5       20.6
Employee benefits .................................          248.4         222.3        217.4        220.3        209.9       11.7
Net occupancy .....................................          204.6         187.4        182.0        179.4        183.4        9.2
Furniture and equipment ...........................          160.1         153.4        165.4        175.2        184.5        4.4
Professional services .............................           74.1          71.3         70.3         58.0         59.2        3.9
Goodwill and other intangible assets ..............          165.6         143.7        113.3        130.1         76.0       15.2
Merger-related and restructuring charges ..........           62.4         216.5        511.6         88.1         98.9      (71.2)
Other .............................................          750.8         638.8        583.0        722.5        736.5       17.5
                                                       -----------------------------------------------------------------
                Total noninterest expense .........        3,126.9       2,844.3      2,812.3      2,538.1      2,475.9        9.9
                                                       -----------------------------------------------------------------
Income before income taxes ........................        2,361.5       2,093.9      1,390.7      1,944.4      1,421.0       12.8
Applicable income taxes ...........................          855.0         766.5        552.2        725.7        523.9       11.5
                                                       -----------------------------------------------------------------
Net income ........................................     $  1,506.5    $  1,327.4   $    838.5   $  1,218.7   $    897.1       13.5
                                                       -----------------------------------------------------------------
Net income applicable to common equity ............     $  1,506.5    $  1,327.4   $    827.9   $  1,200.3   $    877.4       13.5%
-----------------------------------------------------------------------------------------------------------------------------------


*Not meaningful


68                                                                  U.S. BANCORP

QUARTERLY CONSOLIDATED FINANCIAL DATA


                                                        1999                                              1998
                                  ----------------------------------------------  -------------------------------------------------
(Dollars in Millions,                Fourth       Third       Second       First      Fourth        Third       Second       First
Except Per Share Data)              Quarter     Quarter      Quarter     Quarter     Quarter      Quarter      Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans .........................   $ 1,364.6   $ 1,333.3    $ 1,272.2   $ 1,238.5   $ 1,245.2    $ 1,246.8    $ 1,225.6    $ 1,204.2
Securities
        Taxable ...............        62.0        64.2         59.8        64.6        68.2         71.4         78.2         85.8
        Exempt from federal
        income taxes ..........        14.1        14.2         14.3        14.7        15.5         15.6         15.6         16.1
Other interest income .........        47.3        40.1         38.6        34.2        34.0         36.0         30.2         19.0
                                 --------------------------------------------------------------------------------------------------
                Total interest
                income ........     1,488.0     1,451.8      1,384.9     1,352.0     1,362.9      1,369.8      1,349.6      1,325.1
INTEREST EXPENSE
Deposits ......................       352.1       318.7        308.8       311.6       332.4        351.3        352.2        355.1
Federal funds purchased and
   repurchase agreements ......        32.8        48.4         43.6        39.4        36.3         41.9         41.8         33.6
Other short-term funds
   borrowed ...................        12.0        12.9         12.1        12.9        13.9         18.1         14.3         12.8
Long-term debt ................       241.1       217.8        188.4       186.1       186.7        171.8        157.8        156.4
Company-obligated mandatorily
   redeemable preferred
   securities of subsidiary
   trusts holding solely the
   junior subordinated
   debentures of the parent
   company ....................        19.3        19.3         19.4        19.3        19.3         20.3         18.5         12.3
                                 --------------------------------------------------------------------------------------------------
                Total interest
                expense .......       657.3       617.1        572.3       569.3       588.6        603.4        584.6        570.2
                                 --------------------------------------------------------------------------------------------------
Net interest income ...........       830.7       834.7        812.6       782.7       774.3        766.4        765.0        754.9
Provision for credit losses ...       146.0       142.0        126.0       117.0       101.0         95.0         93.0         90.0
                                 --------------------------------------------------------------------------------------------------
Net interest income after
   provision for credit losses.       684.7       692.7        686.6       665.7       673.3        671.4        672.0        664.9

NONINTEREST INCOME
Credit card fee revenue .......       166.3       161.3        148.7       126.8       144.3        156.1        147.6        126.8
Trust and investment management
   fees .......................       116.5       113.8        112.2       117.2       105.3        104.8        108.0         94.9
Service charges on deposit
   accounts ...................       111.5       112.2        107.5       103.4       107.0        101.7         99.4         97.9
Investment products fees and
   commissions ................        88.0        79.5         91.6        88.6        78.0         76.0         57.5         18.2
Investment banking revenue ....        88.8        60.1         60.3        36.2        33.1         38.3         29.0         --
Trading account profits and
   commissions ................        65.5        48.4         50.5        51.5        40.2         42.8         28.0          7.1
Available-for-sale securities
   gains (losses) .............         2.1        (3.4)          --          --          --           --           --         12.6
Other .........................       125.2       140.7         85.1       102.6       112.2         97.2         91.6        101.0
                                 --------------------------------------------------------------------------------------------------
                Total
                noninterest
                income ........       763.9       712.6        655.9       626.3       620.1        616.9        561.1        458.5

NONINTEREST EXPENSE
Salaries ......................       397.7       352.4        356.7       354.1       328.4        339.6        303.3        239.6
Employee benefits .............        65.0        59.8         53.6        70.0        53.7         55.7         58.8         54.1
Net occupancy .................        52.8        51.9         49.9        50.0        46.8         49.2         47.9         43.5
Furniture and equipment .......        42.1        40.9         39.0        38.1        39.0         39.4         39.6         35.4
Professional services .........        26.5        17.0         16.6        14.0        26.4         18.3         15.3         11.3
Goodwill and other intangible
   assets .....................        49.6        41.6         36.6        37.8        37.2         37.1         36.0         33.4
Merger-related charges ........        27.7        16.8         15.0         2.9        44.1         66.4         59.5         46.5
Other .........................       209.7       203.8        185.4       151.9       169.7        163.1        164.2        141.8
                                 --------------------------------------------------------------------------------------------------
                Total
                noninterest
                expense .......        871.1       784.2       752.8       718.8       745.3        768.8        724.6        605.6
                                 --------------------------------------------------------------------------------------------------
Income before income taxes ....        577.5       621.1       589.7       573.2       548.1        519.5        508.5        517.8
Applicable income taxes .......        208.5       224.7       215.4       206.4       198.9        190.4        187.9        189.3
                                 --------------------------------------------------------------------------------------------------
Net income ....................     $  369.0   $   396.4  $    374.3   $   366.8   $   349.2  $     329.1  $     320.6  $     328.5
                                 --------------------------------------------------------------------------------------------------
Earnings per share ............     $    .50   $     .55  $      .52   $     .51   $     .48  $       .45  $       .43  $       .44
Diluted earnings per share ....     $    .50   $     .54  $      .51   $     .50   $     .48  $       .44  $       .43  $       .44

SELECTED AVERAGE BALANCES
Loans .........................     $ 61,523   $  61,349  $   60,321   $  59,081   $  57,648  $    56,174       55,400  $    54,657
Earning assets ................       69,540      69,271      67,979      66,738      65,380       63,994       63,494       62,572
Total assets ..................       78,859      77,700      76,072      75,107      73,767       72,083       71,446       69,821
Deposits ......................       49,071      47,716      47,979      47,620      47,596       47,000       47,426       47,287
Long-term debt ................       16,161      15,733      14,416      13,967      13,081       11,658       10,564       10,534
Common equity .................        7,159       6,588       6,312       6,088       5,875        6,100        6,186        6,036
-----------------------------------------------------------------------------------------------------------------------------------


U.S. BANCORP                                                                  69

                      CONSOLIDATED DAILY AVERAGE BALANCE


Year Ended December 31                                                         1999                              1998
--------------------------------------------------------------------------------------------------  ------------------------------
                                                                                           Yields                           Yields
(Dollars in Millions)                                                Balance  Interest  And Rates     Balance  Interest  And Rates
--------------------------------------------------------------------------------------------------  ------------------------------
ASSETS

Available-for-sale securities
  U.S. Treasury..................................................   $   425   $   24.1   5.67%        $   565  $   32.8   5.81%
  Mortgage-backed................................................     3,138      206.9   6.59           3,667     247.1   6.74
  State and political............................................     1,140       86.2   7.56           1,260      98.2   7.79
  U.S. agencies and other........................................       450       18.5   4.11             403      21.9   5.43
                                                                    -------  ---------                -------  --------
     Total available-for-sale securities.........................     5,153      335.7   6.51           5,895     400.0   6.79
     Unrealized gain (loss) on available-for-sale securities.....        18                                97
                                                                    -------                           -------
     Net available-for-sale securities..........................      5,171                             5,992
Held-to-maturity securities......................................        --         --     --              --        --     --
Trading account securities.......................................       630       41.3   6.56             290      18.7   6.45
Federal funds sold and resale agreements.........................       535       23.0   4.30             667      35.0   5.25
Loans
  Commercial
     Commercial..................................................    27,281    2,080.9   7.63          24,608   1,945.7   7.91
     Real estate
        Commercial mortgage......................................     8,645      730.9   8.45           8,129     712.8   8.77
        Construction.............................................     3,661      324.9   8.87           2,652     240.1   9.05
                                                                    -------  ---------                -------  --------
        Total commercial.........................................    39,587    3,136.7   7.92          35,389   2,898.6   8.19
  Consumer
     Home equity and second mortgage............................      8,039      758.4   9.43           6,130     585.0   9.54
     Credit card................................................      4,029      528.7  13.12           4,021     508.3  12.64
     Other......................................................      6,134      581.4   9.48           6,803     656.0   9.64
                                                                    -------  ---------                -------  --------
        Subtotal................................................     18,202    1,868.5  10.27          16,954   1,749.3  10.32
     Residential mortgage.......................................      2,789      214.8   7.70           3,636     289.6   7.96
                                                                    -------  ---------                -------  --------
        Total consumer..........................................     20,991    2,083.3   9.92          20,590   2,038.9   9.90
                                                                    -------  ---------                -------  --------
        Total loans.............................................     60,578    5,220.0   8.62          55,979   4,937.5   8.82
     Allowance for credit losses................................        998                               997
                                                                    -------                           -------
        Net loans...............................................     59,580                            54,982
Other earning assets............................................      1,496       98.7   6.60           1,037      67.5   6.51
                                                                    -------  ---------                -------  --------
        Total earning assets*...................................     68,392    5,718.7   8.36          63,868   5,458.7   8.55
Other assets....................................................      9,535                             8,823
                                                                    -------                           -------
        Total assets............................................    $76,947                           $71,791
                                                                    -------                           -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits....................................    $13,760                           $13,497
Interest-bearing deposits
     Interest checking..........................................      6,044      110.3  1.82            5,754     104.2   1.81
     Money market accounts......................................     12,141      428.5  3.53           11,201     437.9   3.91
     Other savings accounts.....................................      2,223       40.1  1.80            2,465      51.2   2.08
     Savings certificates.......................................      9,575      479.0  5.00           11,309     616.8   5.45
     Certificates over $100,000.................................      4,356      233.3  5.36            3,101     180.9   5.83
                                                                    -------  ---------                -------  --------
        Total interest-bearing deposits.........................     34,339    1,291.2  3.76           33,830   1,391.0   4.11
Short-term borrowings...........................................      3,887      214.1  5.51            3,733     212.7   5.70
Long-term debt..................................................     15,077      833.4  5.53           11,481     672.7   5.86
Company-obligated mandatorily redeemable preferred securities...        950       77.3  8.14              864      70.4   8.15
                                                                    -------  ---------                -------  --------
        Total interest-bearing liabilities......................     54,253    2,416.0  4.45           49,908   2,346.8   4.70
Other liabilities...............................................      2,394                             2,337
Preferred equity................................................         --                                --
Common equity...................................................      6,528                             5,989
Accumulated other comprehensive income..........................         12                                60
                                                                    -------                           -------
        Total liabilities and shareholders' equity..............    $76,947                           $71,791
                                                                    -------                           -------
Net interest income.............................................              $3,302.7                         $3,111.9
                                                                              --------                         --------
Gross interest margin...........................................                        3.91%                            3.85%
                                                                                        ----                             ----
Gross interest margin without taxable-equivalent increments.....                        3.85%                            3.77%
                                                                                        ----                             ----
PERCENT OF EARNING ASSETS
Interest income.................................................                        8.36%                            8.55%
Interest expense................................................                        3.53                             3.68
                                                                                        ----                             ----
        Net interest margin.....................................                        4.83                             4.87
                                                                                        ----                             ----
Net interest margin without taxable-equivalent increments.......                        4.77%                            4.79%
----------------------------------------------------------------------------------------------------------------------------------

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

* Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

** Not meaningful

*** Detail not available

70                                                                  U.S. BANCORP

                      SHEET AND RELATED YIELDS AND RATES


            1997                                  1996                                1995                         1998-1999
-----------------------------------------------------------------------------------------------------------------------------------
                        Yields                               Yields                               Yields            % Change
Balance    Interest    and Rates     Balance    Interest    and Rates     Balance    Interest    and Rates        Average Balance
-----------------------------------------------------------------------------------------------------------------------------------

$    734   $   42.7       5.82%      $ 1,255    $   74.3      5.92%       $ 1,864    $ 109.0       5.85%              (24.8)%
   4,239      290.5       6.85         4,158       279.7      6.73          2,711      171.0       6.31               (14.4)
     889       69.8       7.85           555        47.0      8.47            177       18.9      10.68                (9.5)
     595       36.1       6.07           978        65.7      6.72          1,125       82.5       7.33                11.7
--------------------                --------------------                 ---------------------
   6,457      439.1       6.80         6,946       466.7      6.72          5,877      381.4       6.49               (12.6)
       3                                 (21)                                 (69)                                    (81.4)
-----------                         ---------                            ---------
   6,460                               6,925                                5,808                                     (13.7)
     449       35.5       7.91           834        64.0      7.67          1,833      131.7       7.18                   -
     168        9.7       5.77           233        13.2      5.67            266       15.8       5.94                 **
     577       31.6       5.48           872        46.5      5.33            531       30.8       5.80               (19.8)


  22,466    1,829.8       8.14        20,910     1,708.0      8.17            ***        ***                           10.9

   8,037      728.5       9.06         7,630       687.5      9.01            ***        ***                            6.3
   2,255      216.9       9.62         1,707       165.4      9.69            ***        ***                           38.0
--------------------                --------------------                 ---------------------
  32,758    2,775.2       8.47        30,247     2,560.9      8.47         27,048    2,415.2       8.93                11.9

   5,555      532.6       9.59         4,708       441.4      9.38            ***        ***                           31.1
   3,702      462.9      12.50         3,452       444.0     12.86            ***        ***                             .2
   6,894      673.2       9.77         7,037       680.6      9.67            ***        ***                           (9.8)
--------------------                --------------------                 ---------------------
  16,151    1,668.7      10.33        15,197     1,566.0     10.30            ***        ***                            7.4
   4,604      363.3       7.89         5,411       435.7      8.05            ***        ***                          (23.3)
--------------------                --------------------                 ---------------------
  20,755    2,032.0       9.79        20,608     2,001.7      9.71         20,655    1,989.2       9.63                 1.9
--------------------                --------------------                 ---------------------
  53,513    4,807.2       8.98        50,855     4,562.6      8.97         47,703    4,404.4       9.23                 8.2
     998                                 973                                  869                                        .1
-----------                         ---------                            ---------
  52,515                              49,882                               46,834                                       8.4
     511       28.4       5.56           461        25.5      5.53            346       20.6       5.95                44.3
--------------------                --------------------                 ---------------------
  61,675    5,351.5       8.68        60,201     5,178.5      8.60         56,556    4,984.7       8.81                 7.1
   8,091                               8,195                                7,466                                       8.1
-----------                         ---------                            ---------
 $68,771                             $67,402                              $63,084                                       7.2%
-----------                         ---------                            ---------


 $12,680                             $11,970                              $10,646                                       1.9%

   5,561       92.2       1.66         5,678        90.1      1.59          5,473       88.2       1.61                 5.0
  10,440      401.9       3.85        10,068       379.4      3.77          8,952      357.5       3.99                 8.4
   2,799       61.2       2.19         3,157        70.7      2.24          3,566       87.8       2.46                (9.8)
  12,278      668.9       5.45        12,985       703.2      5.42         13,223      704.2       5.33               (15.3)
   3,578      212.6       5.94         3,394       197.9      5.83          2,866      179.0       6.25                40.5
--------------------                --------------------                 ---------------------
  34,656    1,436.8       4.15        35,282     1,441.3      4.09         34,080    1,416.7       4.16                 1.5
   5,314      300.6       5.66         7,187       395.9      5.51          6,969      408.0       5.85                 4.1
   7,527      459.0       6.10         4,908       303.8      6.19          4,162      273.4       6.57                31.3
     600       49.1       8.18            36         2.8      8.18              -          -          -                10.0
--------------------                --------------------                 ---------------------
  48,097    2,245.5       4.67        47,413     2,143.8      4.52         45,211    2,098.1       4.64                 8.7
   2,196                               2,100                                1,882                                       2.4
     131                                 240                                  255                                         -
   5,665                               5,693                                5,134                                       9.0
       2                                 (14)                                 (44)                                    (80.0)
-----------                         ---------                            ---------
 $68,771                             $67,402                              $63,084                                       7.2%
-----------                         ---------                            ---------
           $3,106.0                             $3,034.7                            $2,886.6
           ---------                            ---------                           ---------
                          4.01%                               4.08%                                4.17%
                        --------                            --------                             --------
                          3.91%                               3.98%                                4.06%
                        --------                            --------                             --------

                          8.68%                               8.60%                                8.81%
                          3.64                                3.56                                 3.71
                        --------                            --------                             --------
                          5.04                                5.04                                 5.10
                        --------                            --------                             --------
                          4.94%                               4.93%                                4.99%
-----------------------------------------------------------------------------------------------------------------------------------

U.S. BANCORP                                                                  71

SUPPLEMENTAL FINANCIAL DATA

EARNINGS PER SHARE SUMMARY

                                         1999      1998      1997      1996      1995
-------------------------------------------------------------------------------------
Earnings per share .............      $2.07     $1.81     $1.13     $1.60     $1.19
Diluted earnings per share......       2.06      1.78      1.11      1.57      1.16
-------------------------------------------------------------------------------------

RATIOS

                                                     1999       1998       1997       1996       1995
------------------------------------------------------------------------------------------------------
Return on average assets ....................        1.96%      1.85%      1.22%      1.81%      1.42%
Return on average common equity .............        23.0       21.9       14.6       21.1       17.2
Average total equity to average assets ......         8.5        8.4        8.4        8.8        8.5
Dividends per share to net income per share..        37.7       38.7       54.9       34.4       40.6
------------------------------------------------------------------------------------------------------

OTHER STATISTICS

                                                               1999            1998            1997            1996          1995
---------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding - year end* ...............   753,330,212     725,761,718     739,933,014     738,017,970   723,095,643
Average common shares outstanding and
        common stock equivalents
                Earnings per share ..................   727,530,843     733,897,845     733,550,892     749,178,474   738,653,169
                Diluted earnings per share ..........   732,990,811     744,178,143     742,913,736     766,172,004   764,661,147
Number of shareholders - year-end** .................        38,104          38,069          41,657          43,353        41,701
Average number of employees (full-time equivalents)..        26,891          26,526          25,858          27,157        27,795
Common dividends paid (millions) ....................   $     573.1     $     516.4     $     445.7     $     406.9   $     327.4
---------------------------------------------------------------------------------------------------------------------------------

*Defined as total common shares less common stock held in treasury. **Based on number of common stock shareholders of record.

STOCK PRICE RANGE AND DIVIDENDS

                                                 1999                            1998
                                    -----------------------------   -----------------------------
                                        Sales Price                     Sales Price
                                    ------------------  Dividends   ------------------  Dividends
                                       High        Low       Paid      High        Low       Paid
-------------------------------------------------------------------------------------------------
First quarter ...............       $ 37.94    $ 30.13     $ .195   $ 41.81    $ 33.75     $ .175
Second quarter ..............         37.81      30.50       .195     45.63      37.13       .175
Third quarter ...............         34.81      28.06       .195     47.31      33.69       .175
Fourth quarter ..............         38.06      21.88       .195     43.00      25.63       .175
Closing price - December 31..              23.81                           35.50
-------------------------------------------------------------------------------------------------

THE COMMON STOCK OF U.S. BANCORP IS TRADED ON THE NEW YORK STOCK EXCHANGE, UNDER THE TICKER SYMBOL, "USB."


72                                                                  U.S. BANCORP

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


                                                             December 31, 1999
                                                --------------------------------------------
                                                In 1 Year      After 1 Year
(Dollars in Millions)                             or Less   Through 5 Years    After 5 Years
--------------------------------------------------------------------------------------------
Commercial, lease financing and agricultural..    $22,980           $ 4,870          $ 1,013
Real estate
        Commercial mortgage ..................      4,467             3,517            1,800
        Construction .........................      4,018               220               84
                                                --------------------------------------------
                Total ........................    $31,465           $ 8,607          $ 2,897
--------------------------------------------------------------------------------------------



                                        Due in       Due After
                                      One Year        One Year        Total
---------------------------------------------------------------------------
Loans at fixed interest rates ....     $ 3,363         $ 8,890      $12,253
Loans at variable interest rates..      28,102           2,614       30,716
                                      -------------------------------------
                Total ............     $31,465         $11,504      $42,969
---------------------------------------------------------------------------


TIME CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE AT DECEMBER 31


                                                    Maturing
                                 --------------------------------------------
                                  Under     Three  Six to      Over
                                  Three    to Six  Twelve    Twelve
(Dollars in Millions)            Months    Months  Months    Months     Total
-----------------------------------------------------------------------------
1999...........................  $3,474    $1,193    $566      $576    $5,809
1998...........................   1,541       365     439       478     2,823
1997...........................   1,077       762     508       937     3,284
-----------------------------------------------------------------------------


SHORT-TERM FUNDS BORROWED


                                                              Average        Maximum        Average       Weighted
                                                                Daily    Outstanding  Interest Rate        Average
                                           Outstanding         Amount      Month End    Paid During  Interest Rate
(Dollars in Millions)                      at Year End    Outstanding        Balance       the Year    at Year End
-------------------------------------------------------------------------------------------------------------------
1999
Federal funds purchased and securities sold
        under agreements to repurchase ....     $1,532         $2,877         $3,701           5.71%          4.74%
Other .....................................        724          1,010          1,254           4.94           4.95
                                            -------------------------
        Total .............................     $2,256         $3,887          4,752           5.51           4.80
                                            -------------------------
1998
Federal funds purchased and securities sold
        under agreements to repurchase ....     $2,682         $2,582         $2,775           5.95%          4.60%
Other .....................................        683          1,151          1,500           5.13           4.54
                                            -------------------------
        Total .............................     $3,365         $3,733          3,909           5.70           4.59
                                            -------------------------
1997
Federal funds purchased and securities sold
        under agreements to repurchase ....     $2,318         $3,242         $4,188           5.64%          5.23%
Other .....................................        974          2,072          3,082           5.68           5.33
                                            -------------------------
        Total .............................     $3,292         $5,314          6,879           5.66           5.26
-------------------------------------------------------------------------------------------------------------------



U.S. BANCORP                                                                  73

ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

Commission File Number 1-6880

U.S. BANCORP
Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 601 Second Avenue South
Minneapolis, Minnesota 55402-4302
Telephone: (612) 973-1111

Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, Par Value $1.25.

Securities registered pursuant to Section 12(g) of the Act: None.

As of January 31, 2000, U.S. Bancorp had 754,253,512 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 2000, was approximately $16,130,000,000.

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


Cross-Reference                                                                                Page
---------------------------------------------------------------------------------------------------
PART I

ITEM 1   Business
         General................................................................................ 75
         Distribution of Assets, Liabilities and
                Stockholders' Equity; Interest Rates
                and Interest Differential............................................. 21-22, 70-71
         Investment Portfolio........................................................... 27, 46, 67
         Loan Portfolio............................................. 24-27, 28-33, 43-44, 46-47, 73
         Summary of Loan Loss
                 Experience ............................................ 22-23, 28-33, 43-44, 46-47
         Deposits................................................................. 27-28, 70-71, 73
         Return on Equity and Assets............................................................ 72
         Short-Term Borrowings.................................................................. 73
ITEM 2   Properties............................................................................. 75
ITEM 3   Legal Proceedings.................................................................... none
ITEM 4   Submission of Matters to a Vote of
                 Security Holders............................................................. none

PART II

ITEM 5   Market for the Registrant's Common Equity
                 and Related Stockholder Matters..................................... 36-37, 72, 74
ITEM 6   Selected Financial Data................................................................ 17
ITEM 7   Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations....................................................... 16-38
ITEM 7A  Quantitative and Qualitative Disclosures
                 About Market Risk........................................................... 33-35
ITEM 8   Financial Statements and
                 Supplementary Data......................................................... 69, 76
ITEM 9   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure......................................................... none

PART III

ITEM 10  Directors and Executive Officers
                 of the Registrant........................................................... 78-80*
ITEM 11  Executive Compensation................................................................... *
ITEM 12  Security Ownership of Certain
                 Beneficial Owners and Management................................................. *
ITEM 13  Certain Relationships and Related Transactions........................................... *

PART IV

ITEM 14  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K...................................................... 76-77


*U.S. BANCORP'S DEFINITIVE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED HEREIN BY REFERENCE, OTHER THAN THE SECTIONS ENTITLED "REPORT OF THE COMPENSATION AND HUMAN RESOURCES COMMITTEE ON EXECUTIVE COMPENSATION" AND "COMPARATIVE STOCK PERFORMANCE."


74                                                                  U.S. BANCORP

GENERAL U.S. Bancorp (the "Company") is a multi-state bank holding company headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1929 and owns 100 percent of the capital stock of each of four banks and eleven trust companies having approximately 1,000 banking offices in 16 Midwestern and Western states. The Company offers full-service brokerage services at approximately 100 offices through a wholly owned subsidiary. The Company also has various nonbank subsidiaries engaged in financial services.

     The banks are engaged in general commercial banking business, principally in domestic markets. They range in size from less than $1.0 million to $51.1 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities, and other financial institutions. Depository services include checking accounts, savings accounts, and time certificate contracts. Ancillary services such as treasury management and receivable lockbox collection are provided for corporate customers. The Company's bank and trust subsidiaries provide a full range of fiduciary activities for individuals, estates, foundations, business corporations, and charitable organizations.

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

     On a full-time equivalent basis, employment during 1999 averaged a total of 26,891 employees.

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

     Under the Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), the Company may acquire banks throughout the United States, subject only to state or federal deposit caps and state minimum-age requirements. The Interstate Act authorized interstate branching by acquisition and consolidation in those states that had not opted out of interstate branching.

     The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified bank holding companies. Effective March 11, 2000, a bank holding company can qualify as a "financial holding company" and expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the Board. The Company expects to qualify as a financial holding company as soon as possible after the effective date.

     National banks are subject to the supervision of, and are examined by, the Comptroller of the Currency. All subsidiary banks of the Company are members of the Federal Deposit Insurance Corporation ("FDIC") and are subject to examination by the FDIC. In practice, the primary federal regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other federal regulators. Areas subject to regulation by federal authorities include the allowance for credit losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

PROPERTIES The Company and its significant subsidiaries occupy their headquarter offices under long-term leases. The Company also leases three freestanding operations centers in St. Paul and Denver, and owns operations centers in Fargo and Portland. At December 31, 1999, the Company's subsidiaries owned and operated a total of 646 facilities and leased an additional 807 facilities, all of which are well maintained. Additional information with respect to premises and equipment is presented in Notes G and Q to Consolidated Financial Statements.

U.S. BANCORP                                                                  75

EXHIBITS

Financial Statements Filed                                 Page
---------------------------------------------------------------
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

     During the three months ended December 31, 1999, the Company filed the following Current Report on Form 8-K:

     Form 8-K filed December 6, 1999 relating to the anticipated fourth quarter 1999 and full year 2000 earnings.

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

         (1)4.4 Certificate of Designation and Terms of Term Participating Preferred Stock of U.S. Bancorp. Filed as Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-75603.

            4.5 Forms of Warrant Agreements, dated as of November 5, 1996, between Monarch Bancorp (predecessor of Western Bancorp) and certain Warrantholders, and accompanying Forms of Warrants, assumed by U.S. Bancorp upon its acquisition of Western Bancorp on November 15, 1999.

        (1)10.1 Stock Purchase Agreements dated as of May 30, 1990, among Corporate Partners, L.P.; Corporate Offshore Partners, L.P.; The State Board of Administration of Florida and U.S. Bancorp and related documents. Filed as Exhibits 4.8-4.15 to Registration Statement on Form S-3, File No. 33-42650.

        (2)10.2   U.S. Bancorp 1999 Stock Incentive Plan, as amended.

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

     (1)(2)10.5 U.S. Bancorp 1995 Executive Incentive Plan, as amended. Filed as Exhibit 10A to report on Form 10-Q for the quarter ended March 31, 1997.

     (1)(2)10.6   U.S. Bancorp Annual Incentive Plan, as amended. Filed as
                  Exhibit 10E to report on Form 10-K for the year ended December 31, 1996.

        (2)10.7   U.S. Bancorp Executive Deferral Plan, as amended.

        (2)10.8 U.S. Bancorp Nonqualified Supplemental Executive Retirement Plan, as amended.

        (2)10.9   U.S. Bancorp Special Executive Deferral Plan, as amended.

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

       (2)10.17 U.S. Bancorp Independent Director Retirement and Death Benefit Plan, as amended.

       (2)10.18 U.S. Bancorp Deferred Compensation Plan for Directors, as amended.

       (2)10.19 Form of Change-in-Control Agreement between U.S. Bancorp and certain officers of the Company.

76                                                                  U.S. BANCORP

    (1)(2)10.20 Employment Agreement with John F. Grundhofer, as amended. Filed as Exhibit 10.1 to report on Form 10-Q for the quarter ended June 30, 1998.

    (1)(2)10.21 Employment Agreement with Gary T. Duim, as amended. Filed as Exhibit 10.22 to Report on Form 10-K for the year ended December 31, 1998.

    (1)(2)10.22   Employment Agreement with Philip G. Heasley. Filed as
                  Exhibit 10(b) to report on Form 10-Q for the quarter ended September 30, 1997.

    (1)(2)10.23 Employment Agreement with Richard A. Zona. Filed as Exhibit 10(c) to report on Form 10-Q for the quarter ended September 30, 1997.

       (2)10.24   Employment Agreement with Andrew S. Duff.

             12   Statement re: Computation of Ratio of Earnings to Fixed
                  Charges.

             13 Annual Report to Shareholders for the year ended December 31, 1999.

             21   Subsidiaries of the Registrant.

             23   Consent of Ernst & Young LLP.

             27   Financial Data Schedule.

(1)EXHIBIT HAS HERETOFORE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IS INCORPORATED HEREIN AS AN EXHIBIT BY REFERENCE.

(2)ITEMS THAT ARE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS AN EXHIBIT PURSUANT TO ITEM 14(c) OF THIS FORM 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 16, 2000, on its behalf by the undersigned thereunto duly authorized.

U.S. Bancorp
By: John F. Grundhofer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

JOHN F. GRUNDHOFER
Chairman, Chief Executive Officer and Director
(principal executive officer)

SUSAN E. LESTER
Executive Vice President and Chief Financial Officer
(principal financial officer)

TERRANCE R. DOLAN
Senior Vice President and Controller
(principal accounting officer)

LINDA L. AHLERS
Director

HARRY L. BETTIS
Director

ARTHUR D. COLLINS, JR.
Director

PETER H. COORS
Director

ROBERT L. DRYDEN
Director

JOSHUA GREEN III
Director

DELBERT W. JOHNSON
Director

JOEL W. JOHNSON
Director

JERRY W. LEVIN
Director

EDWARD J. PHILLIPS
Director

PAUL A. REDMOND
Director

RICHARD G. REITEN
Director

S. WALTER RICHEY
Director

WARREN R. STALEY
Director


U.S. BANCORP                                                                  77

EXECUTIVE OFFICERS

JOHN F. GRUNDHOFER
Mr. Grundhofer, 61, has been Chairman and Chief Executive Officer since July 1999. Prior to that he was Chairman, President and Chief Executive Officer and held that same title from 1990 through July 1997. From August 1997 through 1998 he served as President and Chief Executive Officer.

PHILIP G. HEASLEY
Mr. Heasley, 50, has served as President and Chief Operating Officer since July 1999. From 1993 through July 1999, he served as Vice Chairman of U.S. Bancorp.

ANDREW CECERE
Mr. Cecere, 39, Vice Chairman of U.S. Bank, assumed responsibility for Commercial Services (Corporate Trust, Treasury Management, Leasing, International Banking and Government Banking) in August 1999. He was named Senior Vice President of Operations and Administration for Wholesale Banking earlier in 1999. From 1996 to 1999 he was Senior Vice President of Acquisition Integration and Process Management. Prior to 1996 he served as Senior Vice President of Management Accounting.

ANDREW S. DUFF
Mr. Duff, 42, Vice Chairman of U.S. Bank, assumed responsibility for Wealth Management and Capital Markets in August 1999, adding to his duties as President and Chief Operating Officer of U.S. Bancorp Piper Jaffray Inc. From January 1996 through July 1999 he served as President of Piper Jaffray Inc., the broker-dealer subsidiary of Piper Jaffray Companies, and assumed the additional title of Chief Executive Officer in January 2000. From 1994 to 1996 he was Director of Fixed Income Capital Markets.

DANIEL J. FRATE
Mr. Frate, 39, Vice Chairman of U.S. Bank, has served as President of Payment Systems since 1996 and also leads retail credit functions for the enterprise. From 1989 to 1996, he led credit, servicing and technology strategies for retail products and corporate payment systems.

J. ROBERT HOFFMANN
Mr. Hoffmann, 54, has been Executive Vice President and Chief Credit Officer since 1990.

SUSAN E. LESTER
Ms. Lester, 43, has been Executive Vice President and Chief Financial Officer since 1996. She had served as Executive Vice President, Finance, since December 1995. From May 1994 to November 1995, Ms. Lester was Executive Vice President and Chief Financial Officer of Shawmut National Corporation.

PETER G. MICHIELUTTI
Mr. Michielutti, 43, has been Executive Vice President of Information Systems since August 1999. He was previously Senior Vice President of the Business Operations Center. He joined U.S. Bancorp in 1998 as Senior Vice President of the Group Management Office. Prior to that he was Executive Vice President and Chief Operating Officer of Fingerhut Companies, Inc., since 1997 and Chief Financial Officer from 1995 to 1997.

LEE R. MITAU
Mr. Mitau, 51, assumed responsibility for Corporate Development in January 2000, adding to his duties as Executive Vice President, General Counsel and Secretary, in which capacity he has served since 1995. Prior to 1995 he was a partner at Dorsey & Whitney LLP.


78                                                                  U.S. BANCORP

DANIEL M. QUINN
Mr. Quinn, 43, Vice Chairman of U.S. Bank, assumed responsibility for Commercial Banking in April 1999 and for Regional Commercial Real Estate in August 1999. Previously he had been President of U.S. Bank in Colorado (formerly Colorado National Bank) since 1996. From 1993 to 1996 he managed Business Banking in Colorado, Montana and Wyoming.

PETER E. RASKIND
Mr. Raskind, 43, Vice Chairman of U.S. Bank, assumed leadership of the branch channel, U.S. Bank's network of approximately 1,000 branches, in August 1999. He had served as Executive Vice President and Manager of Corporate Trust Services since 1996. He joined U.S. Bancorp in 1983 and has held a variety of positions in operations, commercial product development and treasury management.

CHRISTIAN R. RASMUSSEN
Mr. Rasmussen, 50, Vice Chairman of U.S. Bank, assumed responsibility for Business Banking in April 1999. Previously he served as Executive Vice President and Manager of the Northwest Business Banking Group. From January 1996 to August 1997 he served as Executive Vice President and Manager of the National Markets Division for U.S. Bancorp. Prior to 1996 he was Executive Vice President in charge of all commercial banking markets at West One Bank in Washington.

DANIEL C. ROHR
Mr. Rohr, 53, Vice Chairman of U.S. Bank, has been head of Corporate Banking since August 1999. From 1997 to 1999 he was Executive Vice President of Commercial & Business Banking. He served as Executive Vice President of Commercial Banking from 1990 to 1997.

ROBERT H. SAYRE
Mr. Sayre, 60, has served as Executive Vice President of Human Resources since 1990.

DANIEL W. YOHANNES
Mr. Yohannes, 47, Vice Chairman of U.S. Bank, assumed leadership of Consumer Banking in August 1999. Previously he had served as Chief Executive Officer of U.S. Bank in Colorado (formerly Colorado National Bank) since 1996. From 1992 to 1996 he was Executive Vice President of Retail Banking in multiple states.


U.S. BANCORP                                                                  79

DIRECTORS

JOHN F. GRUNDHOFER
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
U.S. Bancorp

LINDA L. AHLERS
PRESIDENT
Dayton's, Marshall Field's, Hudson's
Minneapolis, Minnesota

HARRY L. BETTIS
RANCHER
Payette, Idaho

ARTHUR D. COLLINS, JR.
PRESIDENT AND  CHIEF OPERATING OFFICER
Medtronic, Inc.
Minneapolis, Minnesota

PETER H. COORS
VICE CHAIRMAN AND  CHIEF EXECUTIVE OFFICER
Coors Brewing Company
Golden, Colorado

ROBERT L. DRYDEN
PRESIDENT AND  CHIEF EXECUTIVE OFFICER
ConneXt, Inc.
Seattle, Washington

JOSHUA GREEN III
CHAIRMAN AND  CHIEF EXECUTIVE OFFICER
Joshua Green Corporation
Seattle, Washington

DELBERT W. JOHNSON
VICE PRESIDENT
Safeguard Scientifics, Inc.
Wayne, Pennsylvania

JOEL W. JOHNSON
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Hormel Foods Corporation
Austin, Minnesota

JERRY W. LEVIN
CHAIRMAN AND  CHIEF EXECUTIVE OFFICER
Sunbeam Corporation
Boca Raton, Florida

EDWARD J. PHILLIPS*
CHAIRMAN AND  CHIEF EXECUTIVE OFFICER
Phillips Beverage Company
Minneapolis, Minnesota

PAUL A. REDMOND
RETIRED CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Avista Corp.
Spokane, Washington

RICHARD G. REITEN
PRESIDENT AND  CHIEF EXECUTIVE OFFICER
Northwest Natural  Gas Company
Portland, Oregon

S. WALTER RICHEY
FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Meritex, Inc.
Roseville, Minnesota

WARREN R. STALEY
PRESIDENT AND CHIEF EXECUTIVE OFFICER
Cargill, Inc.
Minneapolis, Minnesota


*RETIRING FROM U.S. BANCORP BOARD OF DIRECTORS ON APRIL 19, 2000.


80                                                                  U.S. BANCORP

CORPORATE DATA


EXECUTIVE OFFICES
U.S. Bancorp
601 Second Avenue South
Minneapolis, Minnesota 55402-4302

ANNUAL MEETING
The annual meeting of shareholders will be held at 2 p.m. on Wednesday, April 19, 2000, at the Minneapolis Convention Center, 1301 Second Avenue South, Minneapolis, Minnesota 55403.

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York, a division of EquiServe, acts as transfer agent and registrar, dividend paying agent and dividend reinvestment plan agent for U.S. Bancorp and maintains all shareholder records for the corporation. For information about U.S. Bancorp stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates or Form 1099s, please call First Chicago Trust's Shareholder Services Center at (800) 446-2617. Representatives are available weekdays 8:30 a.m. to 7 p.m. Eastern time, and the interactive voice response system is available 24 hours a day, seven days a week. The TDD telephone number for the hearing impaired is (201) 222-4955.

First Chicago Trust Company of New York
c/o EquiServe
Mailing address: P.O. Box 2500, Jersey City,
New Jersey  07303-2500
Telephone: (201) 324-0498
Fax: (201) 222-4892
Internet address: www.equiserve.com
E-mail address: fctc@em.fcnbd.com

If you own shares in a book-entry or plan account maintained by First Chicago, you can access your account information on the Internet through First Chicago Trust's Web site. To obtain a password that provides you secured access to your account, please call First Chicago Trust toll-free at (877) THE-WEB7 (outside North America call (201) 536-8071).

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

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor Relations
(612) 973-2261
john.danielson@usbank.com

Judith T. Murphy
Vice President, Investor Relations
(612) 973-2264
judith.murphy@usbank.com

FINANCIAL INFORMATION
U.S. Bancorp news and financial results are available through the Company's Web site, fax and mail.

WEB SITE. For information about U.S. Bancorp, including news and financial results, online annual report, product information and service locations, access our home page on the Internet at www.usbank.com.

FAX. To access our fax-on-demand service, call (800) 758-5804. When asked, enter the U.S. Bancorp extension number, "312402." Enter "1" for the most current news release or "2" for a menu of news releases. Enter your fax and telephone numbers as directed. The information will be faxed to you promptly.

MAIL. At your request, we will mail to you our quarterly earnings news releases, quarterly financial data on Form 10-Q and additional annual reports. To be added to U.S. Bancorp's mailing list for quarterly earnings news releases, or to request other information, please contact:

Investor Relations
U.S. Bancorp
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(612) 973-2263
corprelations@usbank.com

COMMUNITY ANNUAL REPORT
To request copies of the U.S. Bancorp Community Annual Report, published separately from our U.S. Bancorp Annual Report and Form 10-K, please call U.S. Bancorp Community Development at (612) 973-4996.

U.S. Bancorp, including each of its subsidiaries, is an Equal Opportunity Employer and a Drug-Free Workplace.




U.S. BANCORP                                                                  81

[LOGO]

U.S. Bank Place
601 Second Avenue South
Minneapolis, Minnesota
55402-4302


www.usbank.com