Form 10-Q
period 2000-03-31
US BANCORP \DE\
filed 2000-05-12
CIK 36104

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                (NOT APPLICABLE)
              (Former name, former address and former fiscal year,
                         if changed since last report).
                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X  NO _____

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                      Class                                    Outstanding as of April 30, 2000
          Common Stock, $1.25 Par Value                               751,832,861 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL  SUMMARY

                                                                Three Months Ended
                                                              --------------------
                                                              March 31    March 31
(Dollars in Millions, Except Per Share Data)                      2000        1999
----------------------------------------------------------------------------------
Income before merger-related charges and available-for-sale
 securities transactions....................................  $ 387.6     $  368.6
Merger-related charges and available-for-sale securities
 transactions...............................................     (8.6)        (1.8)
                                                               -------------------
 Net income.................................................  $ 379.0     $  366.8
                                                               -------------------
PER COMMON SHARE BEFORE MERGER-RELATED CHARGES AND
 AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Earnings per share..........................................  $   .52     $    .51
Diluted earnings per share..................................      .52          .51
Earnings on a cash basis (diluted)*.........................      .59          .56
SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
 AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets....................................     1.91%        1.99%
Return on average common equity.............................     20.3         24.6
Efficiency ratio............................................     53.6         50.4
Banking efficiency ratio**..................................     45.3         43.3
                                                               -------------------
PER COMMON SHARE
Earnings per share..........................................  $   .51     $    .51
Diluted earnings per share..................................      .51          .50
Earnings on a cash basis (diluted)*.........................      .58          .56
Dividends paid..............................................     .215         .195
Common shareholders' equity.................................    10.34         8.50
FINANCIAL RATIOS
Return on average assets....................................     1.86%        1.98%
Return on average common equity.............................     19.8         24.4
Efficiency ratio............................................     54.3         50.6
Net interest margin (taxable-equivalent basis)..............     4.81         4.82
                                                               -------------------

                                                              March 31    December 31
                                                                  2000           1999
                                                                  -------------------
PERIOD END
Loans.......................................................  $64,897      $ 62,885
Allowance for credit losses.................................    1,011           995
Assets......................................................   83,072        81,530
Total shareholders' equity..................................    7,745         7,638
Tangible common equity to total assets***...................      6.4%          6.5%
Tier 1 capital ratio........................................      6.6           6.8
Total risk-based capital ratio..............................     10.9          11.1
Leverage ratio..............................................      7.2           7.4
-------------------------------------------------------------------------------------

 *Calculated by adding amortization of goodwill and other intangible assets to operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) and net income, respectively.
 **Without investment banking and brokerage activity.
***Defined as common equity less goodwill as a percentage of total assets less goodwill.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)........................      2
Quantitative and Qualitative Disclosures About Market Risk
 (Item 3)...................................................     11
Financial Statements (Item 1)...............................     14
PART II -- OTHER INFORMATION
Changes in Securities (Item 2)..............................     25
Submission of Matters to a Vote of Security Holders (Item
 4).........................................................     25
Exhibits and Reports on Form 8-K (Item 6)...................     25
Signature...................................................     25
Exhibit 12 -- Computation of Ratio of Earnings to Fixed
 Charges....................................................     26

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

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported first quarter 2000 operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $387.6 million, up 5.2 percent from the first quarter of 1999 operating earnings of $368.6 million. On a diluted share basis, operating earnings were $.52 in the first quarter of 2000, compared with $.51 in the first quarter of 1999, an increase of 2 percent. Operating earnings on a cash basis were $.59 per diluted share in the first quarter of 2000, compared with $.56 per diluted share in the first quarter of 1999, an increase of 5 percent. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 1.91 percent and 20.3 percent, respectively, in the first quarter of 2000, compared with returns of 1.99 percent and 24.6 percent, respectively, in the first quarter of 1999. The reduction in the Company's return on average common equity from the first quarter of 1999 reflects the impact of recent acquisitions, which were accounted for using the purchase method. Excluding merger-related charges and available-for-sale securities transactions, the efficiency ratio (the ratio of expenses to revenues) was 53.6 percent in the first quarter of 2000, compared with 50.4 percent in the first quarter of 1999. The change in the efficiency ratio was related to expenditures for customer-related initiatives and growth in capital markets business. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger-related charges and available-for-sale securities transactions, was 45.3 percent in the first quarter of 2000, compared with 43.3 percent in the first quarter of 1999.

    Total revenue on a taxable-equivalent basis, before available-for-sale securities transactions, grew by $238.3 million, or 17 percent, over the first quarter of 1999. The increase in total revenue was driven by core loan growth, investment banking and brokerage activity and credit card fee revenue. Several acquisitions made during 1999 also contributed to the growth in revenue. Excluding the impact of acquisitions and portfolio divestitures, total revenue on a taxable-equivalent basis, before available-for-sale securities transactions, in the first quarter of 2000 would have been approximately 13 percent higher than the first quarter of 1999. Offsetting the growth in total revenue were increases in noninterest expense, before merger-related charges, of $172.0 million and provision for credit losses of $37.0 million over the first quarter of 1999. The growth in noninterest expense was primarily due to an increase in expense related to investment banking and brokerage revenue growth, acquisitions, and additional investments in sales and service and technology. In addition to the growth in the Company's ongoing technology spending on Internet-related products and services, the first quarter of 2000 included approximately $9.0 million of Internet infrastructure-related expense, which was offset in noninterest income by a $10.8 million gain on the sale of a building.

    Credit quality remained stable in the first quarter of 2000. Net charge-offs in the first quarter of 2000 were $154.0 million compared with fourth quarter of 1999 net charge-offs of $146.0 million and first quarter of 1999 net charge-offs of $139.6 million. The increase in net charge-offs was due to expected increases in losses in consumer loan portfolios purchased in late 1998 and from its growing small business lending portfolio.

    Net income was $379.0 million in the first quarter of 2000, or $.51 per diluted share, compared with $366.8 million, or $.50 per diluted share, in the first quarter of 1999. Return on average assets and return on average common equity were 1.86 percent and 19.8 percent, respectively, in the first quarter of 2000, compared with returns of 1.98 percent and 24.4 percent in the first quarter of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of $8.6 million ($13.4 million on a pre-tax basis) in the first quarter of 2000 compared with $1.8 million ($2.9 million on a pre-tax basis) in the first quarter of 1999.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results for the first quarter of 2000 reflect purchase and divestiture transactions from or to the date of completion.

    On January 14, 2000, the Company acquired Peninsula Bank of San Diego, which had 11 branches in San Diego county and total assets of $456 million. On November 15, 1999, the Company completed the acquisition of Western Bancorp. Western Bancorp had $2.5 billion in total assets with 31 branches in southern California in Los Angeles, Orange and San Diego counties. The purchase price of approximately $932 million was allocated to assets acquired and liabilities assumed based on their fair market values at

 2                                                                  U.S. Bancorp

     TABLE 1
         SUMMARY OF CONSOLIDATED INCOME

                                                                 Three Months Ended
                                                                --------------------
(Taxable-Equivalent Basis;                                      March 31    March 31
Dollars In Millions, Except Per Share Data)                         2000        1999
------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Interest income.............................................    $1,580.5    $1,362.7
Interest expense............................................       718.2       569.3
                                                                   -----------------
   Net interest income......................................       862.3       793.4
Provision for credit losses.................................       154.0       117.0
                                                                   -----------------
   Net interest income after provision for credit losses....       708.3       676.4
Available-for-sale securities losses........................         (.3)         --
Other noninterest income....................................       795.7       626.3
Merger-related charges......................................        13.1         2.9
Other noninterest expense...................................       887.9       715.9
                                                                   -----------------
   Income before income taxes...............................       602.7       583.9
Taxable-equivalent adjustment...............................        16.9        10.7
Income taxes................................................       206.8       206.4
                                                                   -----------------
   Net income...............................................    $  379.0    $  366.8
                                                                   -----------------
FINANCIAL RATIOS
Return on average assets....................................        1.86%       1.98%
Return on average common equity.............................        19.8        24.4
Net interest margin (taxable-equivalent basis)..............        4.81        4.82
Efficiency ratio............................................        54.3        50.6
Efficiency ratio before merger-related charges..............        53.6        50.4
Banking efficiency ratio before merger-related charges*.....        45.3        43.3
                                                                   -----------------
PER COMMON SHARE
Earnings per share..........................................    $    .51    $    .51
Diluted earnings per share..................................         .51         .50
Dividends paid..............................................        .215        .195
------------------------------------------------------------------------------------

*Without investment banking and brokerage activity.

the date of acquisition. On September 17, 1999, the Company completed its acquisition of the investment banking division of The John Nuveen Company, which became part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division. On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems, Inc., which is now part of the Payment Systems business unit. On July 15, 1999, the Company completed its acquisition of the San Diego-based Bank of Commerce, one of the nation's largest U.S. Small Business Administration ("SBA") lenders. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. On April 7, 2000, the Company acquired Oliver-Allen Corporation, a privately-held information technology leasing company. These transactions were all accounted for as purchase acquisitions.

    With respect to divestiture transactions, the Company completed the sale of 28 branches in Kansas and Iowa on September 24, 1999, with aggregate deposits of $364 million. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business which include: Wholesale Banking, Consumer Banking, Payment Systems, Wealth Management and Capital Markets, and Corporate Support. These segments are determined based on the products and services provided to respond effectively to the needs of a diverse customer base. Business line results are derived from the Company's business unit profitability reporting system. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 2000 certain organization and methodology changes were made and 1999 results are presented on a consistent basis.

WHOLESALE BANKING Wholesale Banking includes lending, treasury management, corporate trust and other financial services to middle market, large corporate and

U.S. Bancorp                                                                   3

     TABLE 2
        LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                                   Wholesale                               Consumer
                                                                    Banking                                 Banking
                                                      ---------------------------------------------------------------------------
For the Three Months Ended March 31                                                Percent                               Percent
(Dollars in Millions)                                     2000          1999        Change       2000          1999       Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis)....    $  403.6      $  346.5          16.5%   $ 330.5      $  323.3           2.2%
Provision for credit losses.......................        29.9          25.3          18.2       73.1          70.1           4.3
Noninterest income................................       103.4         104.2           (.8)     117.6         103.7          13.4
Noninterest expense...............................       203.5         181.0          12.4      220.3         213.3           3.3
Goodwill and other intangible assets expense......        21.7          15.5          40.0       12.1           9.2          31.5
Income taxes and taxable-equivalent adjustment....        93.4          85.1           9.8       52.9          50.0           5.8
                                                      ----------------------                  ---------------------
Income before merger-related charges and
 available-for-sale securities transactions.......    $  158.5      $  143.8          10.2    $  89.7      $   84.4           6.3
                                                      ----------------------                  ---------------------
Net merger-related charges and available-for-sale
 securities transactions (after-tax)*.............
Net income........................................
AVERAGE BALANCE SHEET DATA
Loans.............................................    $ 39,580      $ 33,946          16.6    $11,169      $ 12,814         (12.8)
Assets............................................      43,086        37,262          15.6     12,359        13,995         (11.7)
Deposits..........................................      11,966        10,934           9.4     30,399        31,039          (2.1)
Common equity.....................................       4,021         3,548          13.3        987         1,165         (15.3)
                                                      ----------------------                  ---------------------
Return on average assets..........................        1.48%         1.57%                    2.92%         2.45%
Return on average common equity ("ROCE")..........        15.9          16.4                     36.6          29.4
Efficiency ratio..................................        44.4          43.6                     51.9          52.1
Efficiency ratio on a cash basis**................        40.1          40.2                     49.2          50.0
---------------------------------------------------------------------------------------------------------------------------------

 *Merger-related charges and available-for-sale securities transactions are not allocated to the business lines. All ratios are calculated without the effect of merger-related charges and available-for-sale securities transactions.
 **Calculated by excluding goodwill and other intangibles and the related amortization.
***Not meaningful.

public sector clients. Operating earnings increased 10 percent to $158.5 million in the first quarter of 2000, compared with $143.8 million in the first quarter of 1999. Return on average assets was 1.48 percent in the first quarter of 2000, compared with 1.57 percent in the first quarter of the prior year, and return on average common equity was 15.9 percent in the first quarter of 2000, compared with 16.4 percent in the same period of 1999.

    Strong growth in net interest income was primarily due to core loan growth and the impact of bank acquisitions. Noninterest income was relatively flat reflecting a downturn in the high yield investment banking sector and the timing of gains related to remarketing activities within the leasing division. Noninterest expense increased to $203.5 million in the first quarter of 2000, compared with $181.0 million in first quarter 1999. The efficiency ratio increased to 44.4 percent, compared with 43.6 percent a year ago.

CONSUMER BANKING Consumer Banking delivers products and services to the broad consumer market and small-businesses through branch offices, telemarketing, online services, direct mail and automated teller machines ("ATMs"). Operating earnings increased 6 percent to $89.7 million in the first quarter of 2000, compared with $84.4 million in the same quarter of 1999. Return on average assets increased to 2.92 percent in the first quarter of 2000 from 2.45 percent in the same quarter a year ago. Return on average common equity was 36.6 percent in the first quarter of 2000, compared with 29.4 percent in the same quarter a year ago. Total revenue grew 5 percent, reflecting the increased value of deposits in a rising interest rate environment and growth in fee income. The growth was partially offset by planned reductions in revenue related to the indirect automobile portfolio. Noninterest expense increased 3 percent to $220.3 million in the first quarter 2000, compared with $213.3 million in the first quarter 1999. The Company is currently investing in a number of customer service initiatives and enhanced technology designed to improve the earnings growth of the Consumer Banking business line. These initiatives include incremental investment in technology and processes, and the hiring of additional sales and customer service employees. As with any investment, the

 4                                                                  U.S. Bancorp

                                          Wealth Management and              Corporate                  Consolidated
           Payment Systems                   Capital Markets                  Support                     Company
-----------------------------------------------------------------------------------------------------------------------------
                           Percent                           Percent                                                  Percent
        2000       1999     Change        2000       1999     Change       2000        1999        2000       1999     Change
-----------------------------------------------------------------------------------------------------------------------------
    $   94.9   $   82.0       15.7%   $   45.0   $   40.7       10.6%   $ (11.7)   $     .9    $  862.3   $  793.4        8.7%
        46.5       52.6      (11.6)        1.3        1.0       30.0        3.2       (32.0)      154.0      117.0       31.6
       177.3      139.9       26.7       399.1      273.0       46.2       (1.7)        5.5       795.7      626.3       27.0
       101.7       83.2       22.2       326.1      227.3       43.5      (20.3)      (26.7)      831.3      678.1       22.6
        12.9        6.5       98.5         9.9        6.6       50.0         --          --        56.6       37.8       49.7
        41.2       29.6       39.2        39.6       29.3       35.2        1.4        24.2       228.5      218.2        4.7
    -------------------               -------------------               -------------------    -------------------
    $   69.9   $   50.0       39.8    $   67.2   $   49.5       35.8    $   2.3    $   40.9       387.6      368.6        5.2
    -------------------               -------------------               -------------------
                                                                                                   (8.6)      (1.8)       ***
                                                                                               -------------------
                                                                                               $  379.0   $  366.8        3.3
                                                                                               -------------------
    $  8,185   $  7,668        6.7    $  2,740   $  2,107       30.0    $ 2,035    $  2,546    $ 63,709   $ 59,081        7.8
       8,721      8,103        7.6       6,612      5,198       27.2     10,993      10,549      81,771     75,107        8.9
          77         52       48.1       3,436      2,964       15.9      3,825       2,631      49,703     47,620        4.4
         826        656       25.9       1,254      1,118       12.2        609        (399)      7,697      6,088       26.4
    -------------------               -------------------               -------------------    -------------------
        3.22%      2.50%                  4.09%      3.86%                                         1.91%      1.99%
        34.0       30.9                   21.6       18.0                                          20.3       24.6
        42.1       40.4                   75.7       74.6                                          53.6       50.4
        37.4       37.5                   73.4       72.5                                          50.1       47.8
-----------------------------------------------------------------------------------------------------------------------------

successful achievement of the anticipated deposit and loan growth and related contribution to earnings is subject to a number of uncertainties.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing and merchant processing. Operating earnings increased 40 percent to $69.9 million in the first quarter of 2000, compared with $50.0 million in the same quarter of 1999. First quarter return on average assets was 3.22 percent, compared with 2.50 percent in the first quarter of 1999. Return on average common equity was 34.0 percent in the first quarter of 2000, compared with 30.9 percent in the same quarter of 1999. Net interest income increased 16 percent to $94.9 million in the first quarter of 2000, compared with $82.0 million in the same quarter a year ago. The change reflects core growth in loan balances of 6.7 percent and the benefit of pricing enhancements implemented in 1999. Despite growth in loans, the provision declined to $46.5 million in the first quarter of 2000, compared with $52.6 million in the first quarter of 1999. This improvement reflects lower net charge-offs in the credit card portfolio compared to a year ago.

    Fee-based noninterest income increased $37.4 million to $177.3 million in the first quarter of 2000, compared with $139.9 million in the first quarter of 1999. The increase reflects growth in credit card revenues and data processing fees related to ATM processing activities. Noninterest expense was $101.7 million in first quarter 2000, compared with $83.2 million in first quarter 1999. The increase was primarily due to the acquisition of an ATM processing unit and expenditures supporting Internet initiatives designed to leverage the Company's electronic processing capabilities.

WEALTH MANAGEMENT AND CAPITAL MARKETS Wealth Management and Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of banking centers and brokerage offices. It also offers institutional trust, investment management services, and private banking and personal trust services. Operating earnings increased 36 percent to $67.2 million in the first quarter of 2000, compared with $49.5 million in the first quarter of 1999. First quarter return on average

U.S. Bancorp                                                                   5

     TABLE 3
         ANALYSIS OF NET INTEREST INCOME

                                                                 Three Months Ended
                                                                --------------------
                                                                March 31    March 31
(Dollars In Millions)                                               2000        1999
------------------------------------------------------------------------------------
Net interest income, as reported............................     $845.4      $782.7
   Taxable-equivalent adjustment............................       16.9        10.7
                                                                    ----------------
Net interest income (taxable-equivalent basis)..............     $862.3      $793.4
                                                                    ----------------
Average yields and weighted average rates
 (taxable-equivalent basis)
   Earning assets yield.....................................       8.81%       8.28%
   Rate paid on interest-bearing liabilities................       5.05        4.35
                                                                    ----------------
Gross interest margin.......................................       3.76%       3.93%
                                                                    ----------------
Net interest margin.........................................       4.81%       4.82%
                                                                    ----------------
Net interest margin without taxable-equivalent increments...       4.71%       4.76%
------------------------------------------------------------------------------------


common equity was 21.6 percent, compared with 18.0 percent in the first quarter of 1999. The business line's positive results were primarily due to increases in mutual fund fees and equity commissions, investment banking, trading profits, and growth in loans and deposits in Private Financial Services. The efficiency ratio was 75.7 percent in the first quarter of 2000, compared with 74.6 percent in the first quarter of 1999.

CORPORATE SUPPORT Corporate Support includes the net effect of support units after internal revenue and expense allocations, balance sheet management and other corporate activities. The variance in operating earnings in the first quarter of 2000 from the first quarter of 1999 primarily reflects the change in the provision for credit losses from a year ago and residual allocations. The variance also reflects the reduction in net interest income due to planned declines in the residential real estate portfolio, the impact of contingency cash related to the millennium computer change (Y2K) and the effect of a rising rate environment.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME First quarter net interest income on a taxable-equivalent basis was $862.3 million, compared with $793.4 million in the first quarter of 1999. Net interest margin on a taxable-equivalent basis remained relatively flat at 4.81 percent in the first quarter of 2000, as compared with 4.82 percent in the first quarter of 1999. Average earning assets for the quarter increased $5.4 billion (8 percent) from the first quarter of 1999, primarily driven by core commercial, home equity and second mortgage loan growth and bank acquisitions, partially offset by reductions in securities, indirect automobile loans and residential mortgage loans.

    Average loans were up $4.6 billion (8 percent) from the first quarter of 1999. Excluding indirect automobile and residential mortgage loans, average loans for the first quarter of 2000 were higher by approximately $7.4 billion (14 percent) than the first quarter of 1999. Without the bank acquisitions, average loans, excluding indirect automobile and residential mortgage loans, were approximately 9 percent higher than the first quarter of 1999. The decline in indirect automobile


     TABLE 4
         NONINTEREST INCOME

                                                                 Three Months Ended
                                                                --------------------
                                                                March 31    March 31
(Dollars in Millions)                                               2000        1999
------------------------------------------------------------------------------------
Credit card fee revenue.....................................    $  159.5    $  126.8
Trust and investment management fees........................       117.1       117.2
Investment products fees and commissions....................       116.2        88.6
Service charges on deposit accounts.........................       109.0       103.4
Investment banking revenue..................................        94.0        36.2
Trading account profits and commissions.....................        83.6        51.5
Other.......................................................       116.3       102.6
                                                                    ----------------
   Total operating noninterest income.......................       795.7       626.3
Available-for-sale securities losses........................         (.3)         --
                                                                    ----------------
   Total noninterest income.................................    $  795.4    $  626.3
------------------------------------------------------------------------------------


 6                                                                  U.S. Bancorp

     TABLE 5
         NONINTEREST EXPENSE

                                                                 Three Months Ended
                                                                --------------------
                                                                March 31    March 31
(Dollars in Millions)                                               2000        1999
------------------------------------------------------------------------------------
Salaries....................................................    $ 432.1     $ 354.1
Employee benefits...........................................       76.1        70.0
Net occupancy...............................................       57.1        50.0
Furniture and equipment.....................................       41.1        38.1
Telephone...................................................       21.3        18.0
Professional services.......................................       19.1        14.0
Advertising and marketing...................................       15.8        15.0
Other personnel costs.......................................       12.3        12.7
Goodwill and other intangible assets........................       56.6        37.8
Other.......................................................      156.4       106.2
                                                                    ----------------
   Total operating noninterest expense......................      887.9       715.9
Merger-related charges......................................       13.1         2.9
                                                                    ----------------
   Total noninterest expense................................    $ 901.0     $ 718.8
                                                                    ----------------
Efficiency ratio*...........................................       54.3%       50.6%
Efficiency ratio before merger-related charges..............       53.6        50.4
Banking efficiency ratio before merger-related charges**....       45.3        43.3
Average number of full-time equivalent employees............     28,686      27,040
------------------------------------------------------------------------------------

 *Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding available-for-sale securities gains and losses.

**Without investment banking and brokerage activity.

loans reflects a $1.8 billion loan sale completed in the third quarter of 1999. The Company is in the process of exiting this business. The residential portfolio continued its expected decline decreasing by $392 million (13 percent) from the first quarter of 1999. Average available-for-sale securities were $324 million (6 percent) lower in the first quarter of 2000, compared with the same quarter of 1999, primarily reflecting maturities and sales of securities.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $154.0 million in the first quarter of 2000, compared with $117.0 million in the same quarter of 1999. Net charge-offs totaled $154.0 million for the first quarter of 2000, up from $139.6 million in the same period of 1999. The increase in net charge-offs was primarily due to commercial loan net charge-offs, the growing small business lending portfolio and an expected increase in losses on several consumer loan portfolios purchased in late 1998. This is partially offset by lower net charge-offs on credit card portfolios. Refer to "Corporate Risk Management" for further information on the credit quality.

NONINTEREST INCOME Excluding available-for-sale securities transactions, first quarter 2000 noninterest income was $795.7 million, an increase of $169.4 million (27 percent), from the first quarter of 1999. Investment banking revenue, trading account profits and commissions and investment products fees and commissions were significantly higher, due to growth in Wealth Management and Capital Markets. Credit card fee revenue was higher year over year by $32.7 million (26 percent) reflecting continued growth in corporate and retail card product fees, as well as merchant and ATM processing-related revenue. Service charges on deposit accounts increased 5 percent to $109.0 million for the first quarter of 2000. The increase in other income in the first quarter of 2000 included a $10.8 million gain on the sale of a building.

NONINTEREST EXPENSE Excluding merger-related charges, first quarter 2000 noninterest expense was $887.9 million, an increase of $172.0 million (24 percent) from the first quarter of 1999. Approximately $99 million of the increase in expense quarter-over-quarter was due to the growth in investment banking and brokerage activities. The remaining increase was primarily the result of acquisitions and investments in sales and service and technology. In addition to on-going investments in Internet-related products and services, the first quarter of 2000 included approximately $9.0 million of incremental spending on Internet infrastructure-related initiatives.

    The banking efficiency ratio before merger-related charges was 45.3 percent for the first quarter of 2000, compared with 43.3 percent in the first quarter of 1999. The overall efficiency ratio increased slightly due to the planned investments in Internet technology and other customer-related initiatives. The Company has accelerated the development of its capabilities to deliver

U.S. Bancorp                                                                   7
its products and services over the Internet. The expenditures associated with these initiatives are expected to result in a higher rate of expense growth in 2000 and, as with any such investment, the anticipated benefits are subject to a number of uncertainties.

    Noninterest expense included merger-related charges of $13.1 million in the first quarter of 2000, compared to $2.9 million in the first quarter of 1999. These merger-related charges related to the integration of the Company's various acquisitions including Western Bancorp and Peninsula Bank of San Diego. These merger-related charges are primarily system conversion and integration costs associated with consolidating redundant operations.

INCOME TAX EXPENSE The provision for income taxes was $206.8 million (an effective rate of 35.3 percent) in the first quarter of 2000, compared with $206.4 million (an effective rate of 36.0 percent) in the same quarter of 1999.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $64.9 billion at March 31, 2000, compared with $62.9 billion at December 31, 1999. Commercial loans totaled $45.1 billion at March 31, 2000, up $2.2 billion (5 percent) from December 31, 1999. The increase was primarily attributable to continued growth in core commercial and commercial real estate loans and bank acquisitions. Total consumer loan outstandings were $19.8 billion at March 31, 2000, compared with $19.9 billion at December 31, 1999. Excluding indirect automobile loans and residential mortgage loans, consumer loans were $16.6 billion at March 31, 2000, and December 31, 1999.

SECURITIES At March 31, 2000, available-for-sale securities totaled $4.7 billion, compared with $4.9 billion at December 31, 1999, primarily reflecting maturities and sales of securities.

DEPOSITS Noninterest-bearing deposits were $14.7 billion at March 31, 2000, compared with $16.1 billion at December 31, 1999. The decrease was primarily due to seasonality of corporate trust and other business deposits. Interest-bearing deposits totaled $36.3 billion at March 31, 2000, compared with $35.5 billion at December 31, 1999. The increase in interest-bearing deposit balances was primarily due to the acquisition of Peninsula Bank of San Diego, as well as increases in money market indexed products and consumer savings certificates.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased to $3.3 billion at March 31, 2000, compared with $2.3 billion at December 31, 1999. The increase reflected low short-term borrowing levels at December 31, 1999, primarily due to the Company's Y2K liquidity planning.

    Long-term debt was $17.3 billion at March 31, 2000, up from $16.6 billion at December 31, 1999. To fund core asset growth during the first quarter of 2000, the Company issued $1.1 billion of debt with an average original maturity of 2.0 years under its medium-term and bank note programs.

CORPORATE RISK PROFILE

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

    In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Generally, the domestic economy of the nation is considered strong, though financial markets have been volatile. Approximately 56 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon, Washington and California.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $154.0 million in the first quarter of 2000, compared with $139.6 million in the first quarter of 1999. The ratio of total net charge-offs to average loans was relatively flat at .97 percent in the first quarter of 2000, compared with .96 percent in the

 8                                                                  U.S. Bancorp

     TABLE 6
         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                                  Three Months Ended
                                                                --------------------
                                                                March 31    March 31
(Dollars in Millions)                                               2000        1999
------------------------------------------------------------------------------------
Balance at beginning of period..............................    $  995.4    $1,000.9
CHARGE-OFFS
   Commercial
      Commercial............................................        56.3        43.5
      Real estate
         Commercial mortgage................................         1.0          .3
         Construction.......................................          --          .2
                                                                   -----------------
         Total commercial...................................        57.3        44.0
   Consumer
      Credit card...........................................        42.1        55.1
      Other.................................................        83.9        81.2
                                                                   -----------------
         Subtotal...........................................       126.0       136.3
      Residential mortgage..................................         2.5         1.0
                                                                   -----------------
         Total consumer.....................................       128.5       137.3
                                                                   -----------------
            Total...........................................       185.8       181.3
RECOVERIES
   Commercial
      Commercial............................................        10.7        18.4
      Real estate
         Commercial mortgage................................         1.5         1.7
         Construction.......................................          .3          --
                                                                   -----------------
         Total commercial...................................        12.5        20.1
   Consumer
      Credit card...........................................         3.0         4.8
      Other.................................................        16.1        16.6
                                                                   -----------------
         Subtotal...........................................        19.1        21.4
      Residential mortgage..................................          .2          .2
                                                                   -----------------
         Total consumer.....................................        19.3        21.6
                                                                   -----------------
            Total...........................................        31.8        41.7
NET CHARGE-OFFS
   Commercial
      Commercial............................................        45.6        25.1
      Real estate
         Commercial mortgage................................         (.5)       (1.4)
         Construction.......................................         (.3)         .2
                                                                   -----------------
         Total commercial...................................        44.8        23.9
   Consumer
      Credit card...........................................        39.1        50.3
      Other.................................................        67.8        64.6
                                                                   -----------------
         Subtotal...........................................       106.9       114.9
      Residential mortgage..................................         2.3          .8
                                                                   -----------------
         Total consumer.....................................       109.2       115.7
                                                                   -----------------
            Total...........................................       154.0       139.6
Provision charged to operating expense......................       154.0       117.0
Acquisitions and other changes..............................        15.7         4.2
                                                                   -----------------
Balance at end of period....................................    $1,011.1    $  982.5
                                                                   -----------------
Allowance as a percentage of:
   Period-end loans.........................................        1.56%       1.65%
   Nonperforming loans......................................         310         324
   Nonperforming assets.....................................         276         302
   Annualized net charge-offs...............................         163         174
------------------------------------------------------------------------------------

U.S. Bancorp                                                                   9

     TABLE 7
         DELINQUENT LOAN RATIOS*

                                                                March 31    December 31
90 days or more past due                                            2000           1999
---------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................         .65%         .59%
   Real estate
      Commercial mortgage...................................         .68          .84
      Construction..........................................         .59          .59
                                                                    -------------------
      Total commercial......................................         .65          .65
CONSUMER
   Credit card..............................................        1.11          .96
   Other....................................................         .59          .57
                                                                    -------------------
      Subtotal..............................................         .71          .67
   Residential mortgage.....................................        1.69         1.57
                                                                    -------------------
      Total consumer........................................         .84          .79
                                                                    -------------------
         Total..............................................         .71%         .69%
---------------------------------------------------------------------------------------

*Ratios include nonperforming loans and are expressed as a percent of ending loan balances.


first quarter of 1999. Commercial loan net charge-offs were $44.8 million for the first quarter of 2000, or .41 percent of average loans outstanding, compared with $23.9 million, or .26 percent of average loans outstanding, in the first quarter of 1999. Net charge-offs in the first quarter of 2000 included expected higher losses on a growing portfolio of scored small business and commercial payment systems products. Commercial loan net charge-offs, excluding net charge-offs of scored small business and commercial payment systems products, were $27.3 million, or .26 percent of average loans outstanding.

    Consumer loan net charge-offs of $109.2 million were less than $115.7 million in the same period of 1999 and $10.2 million more than the fourth quarter of 1999. The increase from the prior quarter reflected expected increases in net charge-offs on acquired portfolios and seasonally higher losses on credit cards, partially offset by a reduction in net charge-offs related to fraud. The decline in net charge-offs from a year ago reflects the reduction in fraud-related losses and improving trends in the credit card portfolios. Consumer loan net charge-offs as a percent of average loans outstanding were
2.22 percent in the first quarter of 2000, compared with 2.01 percent and 2.17 percent in the fourth quarter and first quarter of 1999, respectively.

    The allowance for credit losses was $1,011.1 million at March 31, 2000, higher than the allowance for credit losses of $995.4 million at December 31, 1999, due to additions for acquisitions. The ratio of allowance for credit losses to


     TABLE 8
         NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                 Three Months Ended
                                                                --------------------
                                                                March 31    March 31
                                                                    2000        1999
------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................         .62%        .39%
   Real estate
      Commercial mortgage...................................        (.02)       (.07)
      Construction..........................................        (.03)        .02
                                                                    ----------------
      Total commercial......................................         .41         .26
CONSUMER
   Credit card..............................................        3.84        5.08
   Other....................................................        2.09        1.80
                                                                    ----------------
      Subtotal..............................................        2.51        2.51
   Residential mortgage.....................................         .35         .11
                                                                    ----------------
      Total consumer........................................        2.22        2.17
                                                                    ----------------
         Total..............................................         .97%        .96%
------------------------------------------------------------------------------------


 10                                                                 U.S. Bancorp

     TABLE 9
         NONPERFORMING ASSETS*

                                                                March 31    December 31
(Dollars in Millions)                                               2000           1999
---------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $  186.7     $  161.2
   Real estate
      Commercial mortgage...................................        68.0         78.9
      Construction..........................................        25.8         25.3
                                                                    -------------------
      Total commercial......................................       280.5        265.4
CONSUMER
   Residential mortgage.....................................        38.0         36.0
   Other....................................................         7.9          8.6
                                                                    -------------------
      Total consumer........................................        45.9         44.6
                                                                    -------------------
            Total nonperforming loans.......................       326.4        310.0
OTHER REAL ESTATE...........................................        23.8         20.7
OTHER NONPERFORMING ASSETS..................................        16.4         16.8
                                                                    -------------------
            Total nonperforming assets......................    $  366.6     $  347.5
                                                                    -------------------
Accruing loans 90 days or more past due**...................    $  133.4     $  125.8
Nonperforming loans to total loans..........................         .50%         .49%
Nonperforming assets to total loans plus other real
 estate.....................................................         .56          .55
---------------------------------------------------------------------------------------

 *Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
**These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

nonperforming loans was 310 percent at March 31, 2000, down slightly from the ratio of 321 percent at December 31, 1999.

NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. Nonperforming assets at March 31, 2000, totaled $366.6 million, compared with $347.5 million at December 31, 1999. The ratio of nonperforming assets to loans and other real estate was .56 percent at March 31, 2000, compared with .55 percent at December 31, 1999.

    Accruing loans 90 days or more past due at March 31, 2000, totaled $133.4 million, compared with $125.8 million at December 31, 1999. These loans are not included in nonperforming assets because they are expected to be returned to current status. Consumer loans 30 days or more past due decreased to 2.57 percent of the portfolio at March 31, 2000, compared with 2.65 percent at December 31, 1999. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio totaled .84 percent at March 31, 2000, compared with .79 percent at December 31, 1999.

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

    TABLE 10
         INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At March 31, 2000 (Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Weighted            Weighted
                                                                                        Average             Average
                                                                   Notional       Interest Rate       Interest Rate
Maturity Date                                                        Amount            Received                Paid
-------------------------------------------------------------------------------------------------------------------
2000........................................................        $  155            6.39%               6.41%
2001........................................................           290            6.56                6.05
2002........................................................           545            6.22                5.98
2003........................................................         2,662            6.06                6.26
2004........................................................         1,475            6.60                6.02
Thereafter..................................................         2,305            6.28                6.02
                                                                     -----
Total.......................................................        $7,432            6.27%               6.11%
-------------------------------------------------------------------------------------------------------------------

*At March 31, 2000, the Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio.

interest income over the second 12 months given a 1 percent change in interest rates. At March 31, 2000, forecasted net interest income for the next 12 months would decrease $7 million from an immediate 100 basis point upward parallel shift in rates and increase $4 million from a downward shift of similar magnitude. Forecasted net interest income for the second 12 months would decrease $10 million from an immediate 100 basis point upward parallel shift in rates and increase $3 million from a downward shift of similar magnitude.

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of 1 percent, 2 percent and 3 percent rate shocks on the present value of substantially all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as core deposit repricings and core deposit life. The amount of market value risk is subject to a limit, approved by the Company's Board of Directors, of .5 percent of assets for an immediate 100 basis point rate shock. The Company's market value risk position continues to be substantially lower than its limits.

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a static measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest rate risk and has established limits, approved by the Company's Board of Directors, for the two- to three-year gap position of 5 percent of assets.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions, primarily interest rate swaps and, to a lesser degree, interest rate caps and floors.

    In the first quarter of 2000, the Company added $500 million of pay fixed interest rate swaps and terminated $674 million of receive fixed interest rate swaps to reduce its interest rate risk. Interest rate swap agreements involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of March 31, 2000, the Company received and made payments on $7.4 billion notional amount of interest rate swap agreements. These swaps had a weighted average interest rate received of 6.27 percent and a weighted average interest rate paid of 6.11 percent. The remaining maturities of these agreements ranged from 1 month to 15 years with an average remaining maturity of 4.6 years. Swaps increased net interest income for the quarters ended March 31, 2000, and 1999 by $1.7 million and $17.4 million, respectively.

    The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at March 31, 2000. To hedge against

 12                                                                 U.S. Bancorp

    TABLE 11
         CAPITAL RATIOS

                                                                March 31    December 31
(Dollars in Millions)                                               2000           1999
---------------------------------------------------------------------------------------
Tangible common equity*.....................................    $  5,161     $  5,134
   As a percent of assets...................................         6.4%         6.5%
Tier 1 capital..............................................    $  5,675     $  5,631
   As a percent of risk-adjusted assets.....................         6.6%         6.8%
Total risk-based capital....................................    $  9,311     $  9,281
   As a percent of risk-adjusted assets.....................        10.9%        11.1%
Leverage ratio..............................................         7.2          7.4
---------------------------------------------------------------------------------------

*Defined as common equity less goodwill.

falling interest rates, the Company uses interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of March 31, 2000, all of which were LIBOR-indexed, was $500 million. The impact of caps and floors on net interest income was not significant for the quarters ended March 31, 2000, and 1999.

MARKET RISK MANAGEMENT Market valuation risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. Market valuation risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at March 31, 2000. The estimate of market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange as estimated by the VaR analysis, was $16.5 million at March 31, 2000.

CAPITAL MANAGEMENT At March 31, 2000, tangible common equity (common equity less goodwill) was $5.2 billion, or 6.4 percent of assets, compared with $5.1 billion, or 6.5 percent at December 31, 1999. Tier 1 and total risk-based capital ratios were 6.6 percent and 10.9 percent at March 31, 2000, compared with 6.8 percent and 11.1 percent at December 31, 1999. The March 31, 2000 leverage ratio was 7.2 percent, compared with 7.4 percent at December 31, 1999.

    On February 16, 2000, the Company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2002. The new share repurchase program replaced a program that was scheduled to expire March 31, 2000. During the first quarter of 2000, the Company repurchased 10.0 million shares under these programs for a total dollar value of $205.3 million. On January 14, 2000, the Company issued 4.0 million shares related to the acquisition of Peninsula Bank of San Diego.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

U.S. Bancorp                                                                  13

CONSOLIDATED  BALANCE  SHEET

                                                                March 31    December 31
(Dollars in Millions)                                               2000           1999
---------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS
Cash and due from banks.....................................    $  3,602     $  4,036
Federal funds sold..........................................         131          713
Securities purchased under agreements to resell.............         427          324
Trading account securities..................................         684          617
Available-for-sale securities...............................       4,704        4,871
Loans.......................................................      64,897       62,885
   Less allowance for credit losses.........................       1,011          995
                                                                   --------------------
   Net loans................................................      63,886       61,890
Premises and equipment......................................         867          862
Interest receivable.........................................         471          433
Customers' liability on acceptances.........................         104          152
Goodwill and other intangible assets........................       3,158        3,066
Other assets................................................       5,038        4,566
                                                                   --------------------
      Total assets..........................................    $ 83,072     $ 81,530
                                                                   --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................    $ 14,723     $ 16,050
   Interest-bearing.........................................      36,292       35,480
                                                                   --------------------
      Total deposits........................................      51,015       51,530
Federal funds purchased.....................................       1,640          297
Securities sold under agreements to repurchase..............       1,004        1,235
Other short-term funds borrowed.............................         629          724
Long-term debt..............................................      17,267       16,563
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............         950          950
Acceptances outstanding.....................................         104          152
Other liabilities...........................................       2,718        2,441
                                                                   --------------------
      Total liabilities.....................................      75,327       73,892
Shareholders' equity
   Common stock, par value $1.25 a share -- authorized
     1,500,000,000 shares; issued: 3/31/00 -- 758,194,161
     shares; 12/31/99 -- 754,368,668 shares.................         948          943
   Capital surplus..........................................       1,461        1,399
   Retained earnings........................................       5,607        5,389
   Accumulated other comprehensive income...................         (83)         (62)
   Less cost of common stock in treasury:
    3/31/00 -- 9,181,673 shares; 12/31/99 -- 1,038,456
    shares..................................................        (188)         (31)
                                                                   --------------------
      Total shareholders' equity............................       7,745        7,638
                                                                   --------------------
      Total liabilities and shareholders' equity............    $ 83,072     $ 81,530
---------------------------------------------------------------------------------------

 14                                                                 U.S. Bancorp

CONSOLIDATED STATEMENT OF INCOME

                                                              Three Months Ended
                                                              -------------------
(Dollars in Millions, Except Per Share Data)                  March 31   March 31
(Unaudited)                                                       2000       1999
---------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................  $1,426.9   $1,238.5
Securities
   Taxable..................................................      60.3       64.6
   Exempt from federal income taxes.........................      14.0       14.7
Other interest income.......................................      62.4       34.2
                                                                -----------------
      Total interest income.................................   1,563.6    1,352.0
INTEREST EXPENSE
Deposits....................................................     372.9      311.6
Federal funds purchased and repurchase agreements...........      43.8       39.4
Other short-term funds borrowed.............................      13.6       12.9
Long-term debt..............................................     268.6      186.1
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............      19.3       19.3
                                                                -----------------
      Total interest expense................................     718.2      569.3
                                                                -----------------
Net interest income.........................................     845.4      782.7
Provision for credit losses.................................     154.0      117.0
                                                                -----------------
Net interest income after provision for credit losses.......     691.4      665.7
NONINTEREST INCOME
Credit card fee revenue.....................................     159.5      126.8
Trust and investment management fees........................     117.1      117.2
Investment products fees and commissions....................     116.2       88.6
Service charges on deposit accounts.........................     109.0      103.4
Investment banking revenue..................................      94.0       36.2
Trading account profits and commissions.....................      83.6       51.5
Available-for-sale securities losses........................       (.3)        --
Other.......................................................     116.3      102.6
                                                                -----------------
      Total noninterest income..............................     795.4      626.3
NONINTEREST EXPENSE
Salaries....................................................     432.1      354.1
Employee benefits...........................................      76.1       70.0
Net occupancy...............................................      57.1       50.0
Furniture and equipment.....................................      41.1       38.1
Goodwill and other intangible assets........................      56.6       37.8
Merger-related charges......................................      13.1        2.9
Other.......................................................     224.9      165.9
                                                                -----------------
      Total noninterest expense.............................     901.0      718.8
                                                                -----------------
Income before income taxes..................................     585.8      573.2
Applicable income taxes.....................................     206.8      206.4
                                                                -----------------
Net income..................................................  $  379.0   $  366.8
                                                                -----------------
Earnings per share..........................................  $    .51   $    .51
Diluted earnings per share..................................  $    .51   $    .50
---------------------------------------------------------------------------------

U.S. Bancorp                                                                  15

CONSOLIDATED  STATEMENT  OF SHAREHOLDERS'  EQUITY

                                                                                              Accumulated
                                                                                                    Other
(Dollars in Millions)                    Common Shares    Common     Capital    Retained    Comprehensive    Treasury
(Unaudited)                               Outstanding*     Stock     Surplus    Earnings           Income     Stock**       Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998............     725,761,718     $931.0    $1,247.2    $4,455.8        $ 71.8       $(735.8)    $5,970.0
Common dividends declared............                                             (141.7)                                  (141.7)
Purchase of treasury stock...........      (1,397,940)                                                         (47.0)       (47.0)
Issuance of common stock
   Acquisitions......................       1,027,276                   (3.6)                                   40.0         36.4
   Dividend reinvestment.............         168,650                    (.4)                                    6.4          6.0
   Stock option and stock purchase
      plans..........................         809,189                  (30.2)                                   34.5          4.3
                                          ---------------------------------------------------------------------------------------
                                          726,368,893      931.0     1,213.0     4,314.1          71.8        (701.9)     5,828.0
Comprehensive income
Net income...........................                                              366.8                                    366.8
Other comprehensive income
   Change in unrealized gains on
   securities of $29.2 (net of $11.1
   tax expense)......................                                                            (18.1)                     (18.1)
                                                                                                                          -------
      Total comprehensive income.....                                                                                       348.7
                                          ---------------------------------------------------------------------------------------
BALANCE MARCH 31, 1999...............     726,368,893     $931.0    $1,213.0    $4,680.9        $ 53.7       $(701.9)    $6,176.7
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999............     753,330,212     $943.0    $1,398.8    $5,389.2        $(61.8)      $ (31.5)    $7,637.7
Common dividends declared............                                             (161.5)                                  (161.5)
Purchase of treasury stock...........     (10,025,000)                                                        (205.3)      (205.3)
Issuance of common stock
   Acquisitions......................       4,326,950        4.0        62.0                                    32.3         98.3
   Dividend reinvestment.............         340,012                    (.7)                                    7.1          6.4
   Stock option and stock purchase
    plans............................       1,040,314         .7          .8                                     9.9         11.4
                                          ---------------------------------------------------------------------------------------
                                          749,012,488      947.7     1,460.9     5,227.7         (61.8)       (187.5)     7,387.0
Comprehensive income
Net income...........................                                              379.0                                    379.0
Other comprehensive income
   Change in unrealized losses on
   securities of $21.5 (net of $13.1
   tax benefit) net of
   reclassification adjustment for
   losses included in net income of
   $.3 (net of $.1 tax benefit)......                                                            (21.2)                     (21.2)
                                                                                                                          -------
      Total comprehensive income.....                                                                                       357.8
                                          ---------------------------------------------------------------------------------------
BALANCE MARCH 31, 2000...............     749,012,488     $947.7    $1,460.9    $5,606.7        $(83.0)      $(187.5)    $7,744.8
---------------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury. **Ending treasury shares were 9,181,673 at March 31, 2000; 1,038,456 at
  December 31, 1999; 18,428,964 at March 31, 1999; and 19,036,139 at
  December 31, 1998.

 16                                                                 U.S. Bancorp

CONSOLIDATED  STATEMENT  OF CASH  FLOWS

                                                                   Three Months Ended
                                                                ---------------------
(Dollars in Millions)                                            March 31    March 31
(Unaudited)                                                          2000        1999
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net cash provided by operating activities................    $   424.9    $  611.6
                                                                   ------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
   Loans outstanding........................................     (1,583.5)     (512.6)
   Securities purchased under agreements to resell..........       (103.0)       14.6
Available-for-sale securities
   Sales....................................................         83.8        53.2
   Maturities...............................................        180.1       455.1
   Purchases................................................        (51.5)     (217.4)
Proceeds from sales of other real estate....................          5.6         7.8
Net purchases of bank premises and equipment................        (31.5)      (30.1)
Purchases of loans..........................................       (189.7)     (127.7)
Acquisitions, net of cash received..........................           --       (21.8)
Cash and cash equivalents of acquired subsidiaries..........         67.0         3.6
Other - net.................................................       (222.4)     (192.5)
                                                                   ------------------
   Net cash used by investing activities....................     (1,845.1)     (567.8)
                                                                   ------------------
FINANCING ACTIVITIES
Net cash (used) provided by:
   Deposits.................................................       (967.6)   (1,362.7)
   Federal funds purchased and securities sold under
    agreements to repurchase................................      1,112.1       367.2
   Short-term borrowings....................................        (95.5)      429.5
Proceeds from long-term debt................................      1,107.0       300.0
Principal payments on long-term debt........................       (402.9)     (307.2)
Proceeds from dividend reinvestment, stock option and stock
 purchase plans.............................................         17.8        10.3
Repurchase of common stock..................................       (205.3)      (47.0)
Cash dividends..............................................       (161.5)     (141.7)
                                                                   ------------------
   Net cash provided (used) by financing activities.........        404.1      (751.6)
                                                                   ------------------
   Change in cash and cash equivalents......................     (1,016.1)     (707.8)
Cash and cash equivalents at beginning of period............      4,748.8     4,855.3
                                                                   ------------------
   Cash and cash equivalents at end of period...............    $ 3,732.7    $4,147.5
-------------------------------------------------------------------------------------

U.S. Bancorp                                                                  17

NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS

(Unaudited)

             NOTE A
            BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required under accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 2 "Line of Business Financial Performance" on pages 3 through 6 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

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

WESTERN BANCORP On November 15, 1999, the Company completed its acquisition of Western Bancorp. With $2.5 billion in assets, Western Bancorp had 31 branches in southern California in Los Angeles, Orange and San Diego counties. The transaction was accounted for as a purchase acquisition, and accordingly, the purchase price of approximately $932 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

BANK OF COMMERCE On July 15, 1999, the Company completed its acquisition of San Diego-based Bank of Commerce, one of the nation's largest SBA lenders. The transaction was accounted for as a purchase acquisition.

OTHER ACQUISITIONS AND DIVESTITURES On April 7, 2000, the Company acquired Oliver-Allen Corporation, a privately-held information technology leasing company.

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

 18                                                                 U.S. Bancorp

    On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems, Inc. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. The businesses are now part of the Payment Systems business unit.

     NOTE D
        AVAILABLE-FOR-SALE SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                                                    March 31, 2000             December 31, 1999
                                                                ---------------------------------------------------
                                                                Amortized         Fair       Amortized         Fair
(Dollars in Millions)                                                Cost        Value            Cost        Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury...............................................     $  380         $  373        $  388         $  381
U.S. agencies and other mortgage-backed.....................      2,863          2,765         2,971          2,906
Other U.S. agencies.........................................        190            191           195            196
State and political.........................................      1,109          1,109         1,132          1,135
Other.......................................................        304            266           288            253
                                                                 --------------------------------------------------
 Total......................................................     $4,846         $4,704        $4,974         $4,871
-------------------------------------------------------------------------------------------------------------------

     NOTE E
        LOANS

The composition of the loan portfolio was as follows:

                                                                March 31       December 31
(Dollars in Millions)                                               2000              1999
------------------------------------------------------------------------------------------
COMMERCIAL:
   Commercial...............................................    $30,675          $28,863
   Real estate
      Commercial mortgage...................................     10,033            9,784
      Construction..........................................      4,414            4,322
                                                                --------------------------
         Total commercial...................................     45,122           42,969
                                                                --------------------------
CONSUMER:
   Home equity and second mortgage..........................      8,802            8,681
   Credit card..............................................      4,096            4,313
   Revolving credit.........................................      1,832            1,815
   Installment..............................................      1,193            1,245
   Student..................................................        677              563
                                                                --------------------------
         Subtotal...........................................     16,600           16,617
   Indirect automobile......................................        543              638
   Residential mortgage.....................................      2,632            2,661
                                                                --------------------------
         Total consumer*....................................     19,775           19,916
                                                                --------------------------
            Total loans.....................................    $64,897          $62,885
------------------------------------------------------------------------------------------

*Loans held for sale were $740 at March 31, 2000, and $608 at December 31, 1999.
 This included residential mortgages held for sale and the student loan portfolio which may be sold when the repayment period begins.

    At March 31, 2000, the Company had $281 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended March 31, 2000, the average recorded investment in impaired loans was approximately $273 million. No interest income was recognized on impaired loans during the quarter.

U.S. Bancorp                                                                  19

     NOTE F
        LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                              March 31       December 31
(Dollars in Millions)                                             2000              1999
----------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70% to 8.35%) -- maturities
 to June 2026...............................................  $  2,850        $  2,850
Step-up subordinated notes -- due August 15, 2005...........       100             100
Floating-rate notes -- due February 27, 2000................        --             250
Federal Home Loan Bank advances (5.54% to
 9.11%) -- maturities to October 2026.......................     1,997           1,998
Medium-term notes (5.98% to 7.50%) -- maturities to December
 2004.......................................................     2,819           2,310
Bank notes (5.25% to 6.73%) -- maturities to November
 2005.......................................................     8,909           8,459
Euro medium-term notes -- due April 13, 2004................       400             400
Other.......................................................       192             196
                                                                  ----------------------
   Total....................................................  $ 17,267        $ 16,563
----------------------------------------------------------------------------------------

     NOTE G
        INCOME TAXES

The components of income tax expense were:

                                                                 Three Months Ended
                                                                --------------------
                                                                March 31    March 31
(Dollars in Millions)                                               2000        1999
------------------------------------------------------------------------------------
FEDERAL
Current tax.................................................    $  167.4    $  154.2
Deferred tax provision......................................         7.1        17.9
                                                                    ----------------
   Federal income tax.......................................       174.5       172.1
STATE
Current tax.................................................        30.1        30.6
Deferred tax provision......................................         2.2         3.7
                                                                    ----------------
   State income tax.........................................        32.3        34.3
                                                                    ----------------
   Total income tax provision...............................    $  206.8    $  206.4
------------------------------------------------------------------------------------

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                 Three Months Ended
                                                                --------------------
                                                                March 31    March 31
(Dollars in Millions)                                               2000        1999
------------------------------------------------------------------------------------
Tax at statutory rate (35%).................................    $  205.0    $  200.6
State income tax, at statutory rates, net of federal tax
 benefit....................................................        21.0        22.3
Tax effect of
   Tax-exempt interest
      Loans.................................................        (1.9)       (2.3)
      Securities............................................        (6.0)       (5.7)
   Amortization of nondeductible goodwill...................        14.9         9.6
   Tax credits and other items..............................       (26.2)      (18.1)
                                                                    ----------------
Applicable income taxes.....................................    $  206.8    $  206.4
------------------------------------------------------------------------------------

    The Company's net deferred tax asset was $124.3 million at March 31, 2000, and $158.4 million at December 31, 1999.

 20                                                                 U.S. Bancorp

             NOTE H
            MERGER AND INTEGRATION CHARGES

During the first quarter of 2000, the Company recorded $13.1 million of nonrecurring expense related to the integration of the Company's various acquisitions. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                                 Three Months Ended
(Dollars in Millions)                                March 31, 2000
-------------------------------------------------------------------
Balance at December 31, 1999.................         $   71.9
Provision charged to operating expense.......             13.1
Cash outlays.................................            (31.4)
Additions related to purchase acquisitions...             24.0
Noncash writedowns...........................            (13.4)
                                                     --------------
Balance at March 31, 2000....................         $   64.2
-------------------------------------------------------------------

The components of the merger and integration accrual were as follows:

                                            March 31    December 31
(Dollars in Millions)                           2000           1999
-------------------------------------------------------------------
Severance...............................    $   31.4     $   34.6
Other employee related costs............        14.5         16.6
Lease terminations and facility costs...         8.3          9.5
Contracts and system writeoffs..........         7.0          6.4
Other...................................         3.0          4.8
                                                -------------------
Total...................................    $   64.2     $   71.9
-------------------------------------------------------------------

    Employee termination plans were developed in connection with the acquisitions of U.S. Bancorp of Portland, Oregon, Piper Jaffray Companies Inc., Northwest Bancshares, Inc., Zappco, Inc., Bank of Commerce, Western Bancorp, Peninsula Bank of San Diego, and other restructurings. The severance amounts are determined based on the Company's existing severance pay programs under which benefits are paid out over a period of up to two years from the time of termination. With respect to completed acquisitions, additional merger-related charges of approximately $45 million on a pre-tax basis are expected to be incurred in the remainder of 2000.

     NOTE I
        SHAREHOLDERS' EQUITY

The Company issued 4,326,950 shares of common stock with an aggregate value of $98.3 million in conjunction with acquisitions during the three months ended March 31, 2000.

    On February 16, 2000, the Company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2002. The new share repurchase program replaced a program that was scheduled to expire on March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under these programs, the Company has repurchased 51.3 million shares for $1.7 billion, including 10.0 million shares for $205.3 million in the first quarter of 2000.

     NOTE J
        EARNINGS PER SHARE

The components of earnings per share were:

                                                                    Three Months Ended
                                                                --------------------------
                                                                   March 31       March 31
(Dollars in Millions, Except Per Share Data)                           2000           1999
------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Net income to common stockholders...........................         $379.0         $366.8
                                                                   -----------------------
Average shares outstanding..................................    748,339,548    722,637,379
                                                                   -----------------------
Earnings per share..........................................          $ .51          $ .51
                                                                   -----------------------
DILUTED EARNINGS PER SHARE:
Net income to common stockholders...........................         $379.0         $366.8
                                                                   -----------------------
Average shares outstanding..................................    748,339,548    722,637,379
Net effect of the assumed purchase of stock under the stock
   option and stock purchase plans -- based on the treasury
   stock method using average market price..................      1,803,414      5,664,720
                                                                   -----------------------
Dilutive common shares outstanding..........................    750,142,962    728,302,099
                                                                   -----------------------
Diluted earnings per share..................................          $ .51          $ .50
------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  21

     NOTE K
        COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to manage its interest rate and market risk and to meet the needs of its customers. These instruments carry varying degrees of credit, interest rate and liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                              March 31       December 31
(Dollars in Millions)                                             2000              1999
----------------------------------------------------------------------------------------
Commitments to extend credit
   Commercial...............................................  $27,224          $28,222
   Corporate and purchasing cards...........................   18,515           18,503
   Consumer credit cards....................................   15,015           14,991
   Other consumer...........................................    6,477            6,388
Letters of credit
   Standby..................................................    3,340            3,222
   Commercial...............................................      362              317
Interest rate swap contracts
   Hedges...................................................    7,432            7,743
   Intermediated............................................      506              556
Options contracts
   Hedge interest rate floors purchased.....................      500              500
   Intermediated interest rate and foreign exchange caps and
    floors purchased........................................      529              453
   Intermediated interest rate and foreign exchange caps and
    floors written..........................................      529              453
Futures and forward contracts...............................       28               34
Recourse on assets sold.....................................      109              117
Foreign currency commitments
   Commitments to purchase..................................    1,400            1,137
   Commitments to sell......................................    1,420            1,141
Commitments from securities lending.........................      747              717
----------------------------------------------------------------------------------------

    The Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio as of March 31, 2000. Activity for the three months ended March 31, 2000, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:

(Dollars in Millions)
----------------------------------------------------------------------
Notional amount outstanding at December 31, 1999............  $  7,743
Additions...................................................       540
Terminations................................................      (674)
Amortization................................................      (177)
                                                                 -----
Notional amount outstanding at March 31, 2000...............  $  7,432
----------------------------------------------------------------------
Weighted average interest rate paid.........................      6.11%
Weighted average interest rate received.....................      6.27
----------------------------------------------------------------------

    LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 1.5 years at March 31, 2000, and $500 million with an average remaining maturity of 1.7 years at December 31, 1999, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors was 4.63 percent at March 31, 2000, and December 31, 1999.

    Net unamortized deferred losses relating to swaps, options and futures were $31.3 million at March 31, 2000.

 22                                                                 U.S. Bancorp

     NOTE L
        SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET Time certificates of deposit in denominations of $100,000 or more totaled $5,805 million and $5,809 million at March 31, 2000, and December 31, 1999, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                  Three Months Ended
                                                                -----------------------
                                                                March 31       March 31
(Dollars in Millions)                                               2000           1999
---------------------------------------------------------------------------------------
Income taxes paid...........................................    $  27.2         $ 13.5
Interest paid...............................................      667.4          546.1
Net noncash transfers to foreclosed property................        8.3            5.3
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $13.0 in 2000 and $11.1 in
 1999.......................................................      (21.2)         (18.1)
                                                                    -------------------
Cash acquisitions of businesses
   Fair value of noncash assets acquired....................    $    --         $ 21.8
   Liabilities assumed......................................         --             --
                                                                    -------------------
      Net...................................................    $    --         $ 21.8
                                                                    -------------------
Stock acquisitions of businesses
   Fair value of noncash assets acquired....................    $ 499.2         $ 42.3
   Net cash acquired........................................       67.0            3.6
   Liabilities assumed......................................     (467.9)          (9.5)
                                                                    -------------------
      Net value of common stock issued......................    $  98.3         $ 36.4
---------------------------------------------------------------------------------------

U.S. Bancorp                                                                  23

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                           For the Three Months Ended March 31
                                                        2000                                1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Yields                              Yields       % Change
(Dollars in Millions)                                                 and                                 and        Average
(Unaudited)                                 Balance    Interest     Rates       Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities
 U.S. Treasury..........................    $   384    $    5.4     5.66%       $   482    $    6.8     5.72%          (20.3)%
 U.S. agencies and other
   mortgage-backed......................      2,916        49.3     6.80          3,240        53.4     6.68           (10.0)
 State and political....................      1,117        21.0     7.56          1,177        22.2     7.65            (5.1)
 U.S. agencies and other................        490         5.3     4.35            332         4.1     5.01            47.6
                                              -----------------                 -------------------
   Total available-for-sale
     securities.........................      4,907        81.0     6.64          5,231        86.5     6.71            (6.2)
   Unrealized (loss) gain on
     available-for-sale securities......       (142)                                106                                   **
                                             ------                             -------
   Net available-for-sale securities....      4,765                               5,337                                (10.7)
Trading account securities..............        699        15.3     8.80            558         9.2     6.69            25.3
Federal funds sold and resale
 agreements.............................        569         6.6     4.67            519         4.8     3.75             9.6
Loans
 Commercial
   Commercial...........................     29,564       603.2     8.21         26,018       479.9     7.48            13.6
   Real estate
     Commercial mortgage................     10,014       214.6     8.62          8,234       173.5     8.55            21.6
     Construction.......................      4,367       100.0     9.21          3,252        71.0     8.85            34.3
                                              -----------------                 -------------------
     Total commercial...................     43,945       917.8     8.40         37,504       724.4     7.83            17.2
 Consumer
   Home equity and second mortgage......      8,744       209.1     9.62          7,484       174.4     9.45            16.8
   Credit card..........................      4,094       142.1    13.96          4,013       123.3    12.46             2.0
   Other................................      4,293       109.5    10.26          7,055       161.7     9.30           (39.1)
                                              -----------------                 -------------------
     Subtotal...........................     17,131       460.7    10.82         18,552       459.4    10.04            (7.7)
   Residential mortgage.................      2,633        50.7     7.74          3,025        57.7     7.74           (13.0)
                                              -----------------                 -------------------
     Total consumer.....................     19,764       511.4    10.41         21,577       517.1     9.72            (8.4)
                                              -----------------                 -------------------
     Total loans........................     63,709     1,429.2     9.02         59,081     1,241.5     8.52             7.8
 Allowance for credit losses............      1,029                                 998                                  3.1
                                             ------                             -------
   Net loans............................     62,680                              58,083                                  7.9
Other earning assets....................      2,260        48.4     8.61          1,349        20.7     6.22            67.5
                                              -----------------                 -------------------
     Total earning assets*..............     72,144     1,580.5     8.81         66,738     1,362.7     8.28             8.1
Other assets............................     10,798                               9,261                                 16.6
                                             ------                             -------
     Total assets.......................    $81,771                             $75,107                                  8.9%
                                             ------                             -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits............    $14,094                             $13,544                                  4.1%
Interest-bearing deposits
 Interest checking......................      6,210        32.3     2.09          6,026        25.5     1.72             3.1
 Money market accounts..................     12,588       124.8     3.99         12,180       105.8     3.52             3.3
 Other savings accounts.................      2,096         9.4     1.80          2,281        10.0     1.78            (8.1)
 Savings certificates...................      9,251       125.8     5.47         10,123       125.3     5.02            (8.6)
 Certificates over $100,000.............      5,464        80.6     5.93          3,466        45.0     5.27            57.6
                                              -----------------                 -------------------
     Total interest-bearing deposits....     35,609       372.9     4.21         34,076       311.6     3.71             4.5
Short-term borrowings...................      3,593        57.4     6.43          4,104        52.3     5.17           (12.5)
Long-term debt..........................     17,082       268.6     6.32         13,967       186.1     5.40            22.3
Company-obligated mandatorily redeemable
 preferred securities...................        950        19.3     8.17            950        19.3     8.24              --
                                              -----------------                 -------------------
     Total interest-bearing
       liabilities......................     57,234       718.2     5.05         53,097       569.3     4.35             7.8
Other liabilities.......................      2,746                               2,378                                 15.5
Common equity...........................      7,783                               6,022                                 29.2
Accumulated other comprehensive
 income.................................        (86)                                 66                                   **
                                             ------                             -------
     Total liabilities and shareholders'
       equity...........................    $81,771                             $75,107                                  8.9%
                                             ------                             -------                                ----------
Net interest income.....................               $  862.3                            $  793.4
                                                        -------                             -------
Gross interest margin...................                            3.76%                               3.93%
                                                                   ------                              ------
Gross interest margin without
 taxable-equivalent increments..........                            3.67%                               3.87%
                                                                   ------                              ------
Net interest margin.....................                            4.81%                               4.82%
                                                                   ------                              ------
Net interest margin without
 taxable-equivalent increments..........                            4.71%                               4.76%
-------------------------------------------------------------------------------------------------------------

 Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
 Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
 *Before deducting the allowance for credit losses and excluding the unrealized
  (loss) gain on available-for-sale securities.
**Not meaningful.

 24                                                                 U.S. Bancorp

PART  II -- OTHER  INFORMATION

ITEM 2. CHANGES IN SECURITIES -- On April 7, 2000, the Company issued 2,642,708 shares of common stock with an aggregate value of $47.6 million as consideration in connection with a merger transaction. These common shares were issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- The 2000 Annual Meeting of Shareholders of U.S. Bancorp was held Wednesday, April 19, 2000, at the Minneapolis Convention Center. John F. Grundhofer, Chairman and Chief Executive Officer, presided.

    The holders of 627,332,945 shares of common stock, 83.6 percent of the 750,624,900 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms expiring at the 2003 annual shareholders' meeting. The proposal to approve the U.S. Bancorp Executive Incentive Plan was approved. The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000, was approved. The shareholder proposal for the annual election of all Directors and the elimination of the Company's classified Board of Directors, was not approved because it did not receive the affirmative vote of the majority of shares present in person or represented by proxy at the meeting and entitled to vote on the matter (broker non-votes are not counted for purposes of calculating the vote and have no affect on the outcome).

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                                   Number of Shares
                                                                ------------------------------------------------------
                                                                    For         Withheld
------------------------------------------------------------------------------------------
Election of Class II Directors:
   Harry L. Bettis..........................................    613,431,859     13,901,086
   Peter H. Coors...........................................    612,475,398     14,857,547
   Joshua Green III.........................................    612,180,419     15,152,526
   Paul A. Redmond..........................................    612,847,790     14,485,155
   S. Walter Richey.........................................    612,661,339     14,671,606
                                                                    For          Against       Abstain       Non-Vote
----------------------------------------------------------------------------------------------------------------------

Other Matters:
Approval of Executive Incentive Plan........................    546,167,238     71,570,066     9,595,641             0
Ratification of appointment of Ernst & Young LLP as
 independent auditors.......................................    618,622,695      4,041,574     4,668,676             0
Proposal for the annual election of all Directors...........    266,276,695    245,368,197    23,418,567    92,269,486
----------------------------------------------------------------------------------------------------------------------

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

(B) REPORTS ON FORM 8-K

    During the three months ended March 31, 2000, the Company filed no Current Reports on Form 8-K.

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

                                    U.S. BANCORP

                                    By: /s/ TERRANCE R. DOLAN
                                      ------------------------------------------

                                        Terrance R. Dolan

                                        Senior Vice President and Controller

                                        (Chief Accounting Officer and Duly
                                        Authorized Officer)
DATE: May 12, 2000

U.S. Bancorp                                                                  25

EXHIBIT 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                 Three
                                                                 Months
                                                                 Ended
                                                                March 31
                                                                --------
(Dollars in Millions)                                             2000
------------------------------------------------------------------------
EARNINGS
 1. Net income..............................................    $  379.0
 2. Applicable income taxes.................................       206.8
                                                                  ------
 3. Net income before taxes (1 + 2).........................    $  585.8
                                                                  ------
 4. Fixed charges:
    a. Interest expense excluding interest on deposits......    $  345.3
    b. Portion of rents representative of interest and
     amortization of debt expense...........................        12.9
                                                                  ------
    c. Fixed charges excluding interest on deposits (4a +
     4b)....................................................       358.2
    d. Interest on deposits.................................       372.9
                                                                  ------
    e. Fixed charges including interest on deposits (4c +
     4d)....................................................    $  731.1
                                                                  ------
 5. Amortization of interest capitalized....................    $     --
 6. Earnings excluding interest on deposits (3 + 4c + 5)....       944.0
 7. Earnings including interest on deposits (3 + 4e + 5)....     1,316.9
 8. Fixed charges excluding interest on deposits (4c).......       358.2
 9. Fixed charges including interest on deposits (4e).......       731.1

RATIO OF EARNINGS TO FIXED CHARGES
10. Excluding interest on deposits (line 6/line 8)..........        2.64
11. Including interest on deposits (line 7/line 9)..........        1.80
------------------------------------------------------------------------

 26                                                                 U.S. Bancorp

                 (This page has been left blank intentionally.)

                 (This page has been left blank intentionally.)

                 (This page has been left blank intentionally.)

[US BANCORP LOGO(R)]
     U.S. Bank Place
     601 Second Avenue South
     Minneapolis, Minnesota
     55402-4302
     www.usbank.com
SHAREHOLDER INQUIRIES

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

First Chicago Trust Company of New York
c/o EquiServe
Mailing address: P.O. Box 2500,
Jersey City, New Jersey 07303-2500

Telephone: (201) 324-0498
Fax: (201) 222-4892
Internet address: www.equiserve.com
E-mail address: fctc@em.fcnbd.com

If you own shares in a book-entry or plan account maintained by First Chicago Trust, you can access your account information through First Chicago Trust's Web site. To obtain a password that provides you secured access to your account, please call First Chicago Trust toll free at (877) THE-WEB7 (outside North America call (201) 536-8071).

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

DIVIDEND REINVESTMENT PLAN
U.S. Bancorp shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchases of additional shares of U.S. Bancorp Common Stock up to $60,000 per calendar year. For more information, please contact First Chicago Trust Company of New York, c/o EquiServe P.O. Box 2598, Jersey City, New Jersey, 07303-2598, (800) 446-2617.

INVESTMENT COMMUNITY CONTACTS
John R. Danielson
Senior Vice President, Investor Relations
(612) 973-2261
john.danielson@usbank.com

Judith T. Murphy
Vice President, Investor Relations
(612) 973-2264
judith.murphy@usbank.com

FINANCIAL INFORMATION
U.S. Bancorp news and financial results are available through the Company's Web site, fax, and mail.

Web site. For information about U.S. Bancorp, including news and financial results, product information, and service locations, access our home page on the Internet at www.usbank.com.

Fax. To access our fax-on-demand service, call (800) 758-5804. When asked, enter U.S. Bancorp's extension number, "312402." Enter "1" for the most current news release or "2" for a menu of news releases. Enter your fax and telephone numbers as directed. The information will be faxed to you promptly.

Mail. At your request, we will mail to you our quarterly earnings news releases, quarterly financial report on Form 10-Q, and additional annual reports. To be added to U.S. Bancorp's mailing list for quarterly earnings news releases, or to request other information, please contact:

Investor Relations
U.S. Bancorp
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(612) 973-2263
corprelations@usbank.com