Form 10-Q
period 2000-06-30
US BANCORP \DE\
filed 2000-08-11
CIK 36104

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

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                      Class                                    Outstanding as of July 31, 2000
          Common Stock, $1.25 Par Value                               745,804,608 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL  SUMMARY

                                                              Three Months Ended          Six Months Ended
                                                              ------------------------------------------------
                                                              June 30     June 30      June 30         June 30
(Dollars in Millions, Except Per Share Data)                     2000        1999         2000            1999
--------------------------------------------------------------------------------------------------------------
Income before merger-related charges and available-for-sale
 securities transactions....................................  $ 402.6    $  383.8      $790.2          $752.4
Merger-related charges and available-for-sale securities
 transactions...............................................     (9.5)       (9.5)      (18.1)          (11.3)
                                                              ------------------------------------------------
Net income..................................................  $ 393.1    $  374.3      $772.1          $741.1
                                                              ------------------------------------------------
                                                              ------------------------------------------------
PER COMMON SHARE BEFORE MERGER-RELATED CHARGES AND
 AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Earnings per share..........................................  $   .54    $    .53      $ 1.06          $ 1.04
Diluted earnings per share..................................      .54         .53        1.05            1.03
Earnings on a cash basis (diluted)*.........................      .62         .58        1.21            1.13
SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
 AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets....................................     1.93%       2.02%       1.92%           2.01%
Return on average common equity.............................     20.5        24.4        20.4            24.5
Efficiency ratio............................................     52.1        49.9        52.8            50.1
Banking efficiency ratio**..................................     44.7        42.4        45.0            42.9
                                                              ------------------------------------------------
                                                              ------------------------------------------------
PER COMMON SHARE
Earnings per share..........................................  $   .53    $    .52      $ 1.03          $ 1.03
Diluted earnings per share..................................      .52         .51        1.03            1.02
Earnings on a cash basis (diluted)*.........................      .60         .56        1.18            1.12
Dividends paid..............................................     .215        .195         .43             .39
Common shareholders' equity.................................    10.62        8.70
FINANCIAL RATIOS
Return on average assets....................................     1.88%       1.97%       1.87%           1.98%
Return on average common equity.............................     20.1        23.8        19.9            24.1
Efficiency ratio............................................     53.0        50.9        53.7            50.8
Net interest margin (taxable-equivalent basis)..............     4.75        4.86        4.78            4.84
                                                              ------------------------------------------------
                                                              ------------------------------------------------

                                                              June 30    December 31
                                                                 2000           1999
                                                              ----------------------
PERIOD END
Loans.......................................................  $67,384     $ 62,885
Allowance for credit losses.................................    1,039          995
Assets......................................................   86,174       81,530
Total shareholders' equity..................................    7,931        7,638
Tangible common equity to total assets***...................      6.4%         6.5%
Tier 1 capital ratio........................................      6.6          6.8
Total risk-based capital ratio..............................     10.7         11.1
Leverage ratio..............................................      7.2          7.4
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

 *Calculated by adding amortization of goodwill and other intangible assets to operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) and net income, respectively.
 **Without investment banking and brokerage activity.
***Defined as common equity less goodwill as a percentage of total assets less goodwill.
TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition
  and Results of Operations (Item 2)........................      2
Quantitative and Qualitative Disclosures About Market Risk
 (Item 3)...................................................     14
Financial Statements (Item 1)...............................     17
PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)...................     29
Signature...................................................     29
Exhibit 12 -- Computation of Ratio of Earnings to Fixed
 Charges....................................................     30

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future expenses and revenues, the future prospects of U.S. Bancorp's (the "Company's") consumer banking business and estimated spending on growth initiatives. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained elsewhere in this Form 10-Q and in the Company's other reports on file with the SEC: (i) the Company's investments in its consumer banking, payment systems and wealth management businesses and in its Internet development could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to Company earnings; (ii) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (iii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;
(iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company's on-balance sheet and off-balance sheet assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations;
(vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require

U.S. Bancorp                                                                   1
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

 2                                                                  U.S. Bancorp

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported second quarter of 2000 operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $402.6 million, compared with $383.8 million for the second quarter of 1999. On a diluted share basis, operating earnings were $.54 in the second quarter of 2000, compared with $.53 in the second quarter of 1999, an increase of 2 percent. Operating earnings on a cash basis were $.62 per diluted share in the second quarter of 2000, compared with $.58 per diluted share in the second quarter of 1999, an increase of 7 percent. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 1.93 percent and 20.5 percent, respectively, in the second quarter of 2000, compared with returns of 2.02 percent and 24.4 percent, respectively, in the second quarter of 1999. The reduction in the Company's return on average common equity from the second quarter of 1999 reflects the impact of recent acquisitions, which were accounted for using the purchase method of accounting. Excluding merger-related charges, the efficiency ratio (the ratio of expenses to revenues) was 52.1 percent in the second quarter of 2000, compared with 49.9 percent in the second quarter of 1999. The change in the efficiency ratio was related to continuing investments in sales, service quality and technology. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger-related charges was
44.7 percent in the second quarter of 2000, compared with 42.4 percent in the second quarter of 1999.

    Total revenue on a taxable-equivalent basis, before available-for-sale securities transactions, grew by $202.0 million, or 14 percent, over the second quarter of 1999. The increase in total revenue was driven by core loan growth, credit card fee revenue and acquisitions. Excluding the impact of acquisitions and divestitures, total revenue on a taxable-equivalent basis, before available-for-sale securities transactions, in the second quarter of 2000 would have been approximately 9 percent higher than the second quarter of 1999. Offsetting the growth in total revenue were increases in noninterest expense of $138.8 million and provision for credit losses of $37.0 million over the second quarter of 1999. The growth in expense was primarily due to an increase in expense related to acquisitions, investment banking and brokerage activity and additional investments in sales, service quality and technology. In addition to the growth in the Company's ongoing technology investment in Internet-related products and services, the second quarter of 2000 included approximately $11.2 million of Internet infrastructure-related expense. As anticipated, the Internet infrastructure-related expense was more than offset in the second quarter by a $35 million gain on the disposal of the Company's ownership interest in a Portland office building.

    Net charge-offs in the second quarter of 2000 were $163.2 million, compared with the first quarter of 2000 net charge-offs of $154.0 million and the second quarter of 1999 net charge-offs of $140.3 million. Nearly one-half of the increase in net charge-offs from the first quarter of 2000 and second quarter of 1999 was due to an expected increase in losses on the growing credit-scored small business lending portfolio. The provision for credit losses of $163.0 million in the second quarter of 2000 essentially equaled net charge-offs for the period. Nonperforming assets increased from $366.6 million at March 31, 2000, to $404.4 million at June 30, 2000, principally due to one commercial credit. The ratio of allowance for credit losses to nonperforming loans was 285 percent at June 30, 2000, compared with 310 percent at March 31, 2000 and 321 percent at December 31, 1999.

    Net income was $393.1 million in the second quarter of 2000, or $.52 per diluted share, compared with $374.3 million, or $.51 per diluted share, in the second quarter of 1999. Return on average assets and return on average common equity were 1.88 percent and 20.1 percent, respectively, in the second quarter of 2000, compared with returns of 1.97 percent and 23.8 percent in the second quarter of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of $9.5 million ($14.7 million on a pre-tax basis) in the second quarter of 2000 and $9.5 million ($15.0 million on a pre-tax basis) in the second quarter of 1999.

 2                                                                  U.S. Bancorp

     TABLE 1
         SUMMARY OF CONSOLIDATED INCOME

                                                                 Three Months Ended         Six Months Ended
                                                                ----------------------------------------------
(Taxable-equivalent Basis;                                       June 30     June 30       June 30     June 30
Dollars In Millions, Except Per Share Data)                         2000        1999          2000        1999
--------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Interest income.............................................    $1,672.2    $1,395.6      $3,252.7    $2,758.3
Interest expense............................................       792.4       572.3       1,510.6     1,141.6
                                                                ----------------------------------------------
   Net interest income......................................       879.8       823.3       1,742.1     1,616.7
Provision for credit losses.................................       163.0       126.0         317.0       243.0
                                                                ----------------------------------------------
   Net interest income after provision for credit losses....       716.8       697.3       1,425.1     1,373.7
Available-for-sale securities gains.........................          .3          --            --          --
Other noninterest income....................................       801.4       655.9       1,597.1     1,282.2
Merger-related charges......................................        15.0        15.0          28.1        17.9
Other noninterest expense...................................       876.6       737.8       1,764.5     1,453.7
                                                                ----------------------------------------------
   Income before income taxes...............................       626.9       600.4       1,229.6     1,184.3
Taxable-equivalent adjustment...............................        17.5        10.7          34.4        21.4
Income taxes................................................       216.3       215.4         423.1       421.8
                                                                ----------------------------------------------
   Net income...............................................    $  393.1    $  374.3      $  772.1    $  741.1
                                                                ----------------------------------------------
                                                                ----------------------------------------------
FINANCIAL RATIOS
Return on average assets....................................        1.88%       1.97%         1.87%       1.98%
Return on average common equity.............................        20.1        23.8          19.9        24.1
Net interest margin (taxable-equivalent basis)..............        4.75        4.86          4.78        4.84
Efficiency ratio............................................        53.0        50.9          53.7        50.8
Efficiency ratio before merger-related charges..............        52.1        49.9          52.8        50.1
Banking efficiency ratio before merger-related charges*.....        44.7        42.4          45.0        42.9
                                                                ----------------------------------------------
                                                                ----------------------------------------------
PER COMMON SHARE
Earnings per share..........................................    $    .53    $    .52      $   1.03    $   1.03
Diluted earnings per share..................................         .52         .51          1.03        1.02
Dividends paid..............................................        .215        .195           .43         .39
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

*Without investment banking and brokerage activity.

    Operating earnings in the first six months of 2000 were $790.2 million compared with $752.4 million in the first six months of 1999. On a diluted per share basis, operating earnings were $1.05 in the first half of 2000, compared with $1.03 in the first half of 1999, an increase of 2 percent. On a diluted per share basis, cash operating earnings were $1.21 in the first six months of 2000, compared with $1.13 in the first six months of 1999, an increase of 7 percent. Year-to-date return on average assets and return on average common equity, excluding merger-related charges, were 1.92 percent and 20.4 percent, respectively, compared with returns of 2.01 percent and 24.5 percent, respectively, in the first half of 1999. Excluding merger-related charges, the efficiency ratio was 52.8 percent in the first six months of 2000, compared with
50.1 percent in the first six months of 1999. On a similar basis, the banking efficiency ratio was 45.0 percent in the first six months of 2000, compared with
42.9 percent in the first six months of 1999.

    Net income in the first six months of 2000 was $772.1 million, or $1.03 per diluted share, compared with $741.1 million, or $1.02 per diluted share, in the first six months of 1999. Return on average assets and return on average common equity were 1.87 percent and 19.9 percent, respectively, in the first six months of 2000, compared with returns of 1.98 percent and 24.1 percent, respectively, in the same period of 1999. Net income reflects merger-related charges of $18.1 million ($28.1 million on a pre-tax basis) in the first half of 2000, compared with $11.3 million ($17.9 million on a pre-tax basis) in the first half of 1999.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results in the first six months of 2000 reflect purchase and divestiture transactions from or to the date of completion.

    On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology leasing company. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, which had 11 branches in San Diego county and total assets of $456 million. On November 15, 1999, the Company completed the acquisition of Western Bancorp. Western Bancorp had $2.5 billion in total assets with 31 branches
U.S. Bancorp                                                                   3

     TABLE 2
         LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                                   Wholesale                               Consumer
                                                                    Banking                                 Banking
                                                      ---------------------------------------------------------------------------
For the Three Months Ended June 30                                                 Percent                                Percent
(Dollars in Millions)                                     2000          1999        Change       2000          1999        Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis)....    $  414.5      $  353.7          17.2%   $ 338.6      $  329.3           2.8%
Provision for credit losses.......................        30.9          26.1          18.4       45.7          50.1          (8.8)
Noninterest income................................       135.1         104.6          29.2      131.5         114.7          14.6
Noninterest expense...............................       212.4         184.5          15.1      223.2         206.8           7.9
Goodwill and other intangible assets expense......        26.8          15.6          71.8       13.8           9.7          42.3
Income taxes and taxable-equivalent adjustment....       104.1          87.3          19.2       69.8          66.8           4.5
                                                      ----------------------                  ---------------------
Income before merger-related charges and
   available-for-sale securities transactions.....    $  175.4      $  144.8          21.1    $ 117.6      $  110.6           6.3
                                                      ----------------------                  ---------------------
                                                      ----------------------                  ---------------------
Net merger-related charges and available-for-sale
   securities transactions (after-tax)*...........
Net income........................................
AVERAGE BALANCE SHEET DATA
Loans.............................................    $ 41,264      $ 34,896          18.2    $11,158      $ 12,850         (13.2)
Assets............................................      45,536        38,238          19.1     12,688        13,955          (9.1)
Deposits..........................................      11,664        10,627           9.8     31,069        30,524           1.8
Common equity.....................................       4,865         3,574          36.1      1,256         1,121          12.0
                                                      ----------------------                  ---------------------
Return on average assets..........................        1.55%         1.52%                    3.73%         3.18%
Return on average common equity ("ROCE")..........        14.5          16.3                     37.7          39.6
Efficiency ratio..................................        43.5          43.7                     50.4          48.8
Efficiency ratio on a cash basis**................        38.6          40.3                     47.5          46.6
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                                                                 Wholesale                               Consumer
                                                                  Banking                                 Banking
                                                    ---------------------------------------------------------------------------
For the Six Months Ended June 30                                                 Percent                               Percent
(Dollars in Millions)                                   2000          1999        Change       2000          1999       Change
-------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent
 basis).........................................    $  814.7      $  700.6          16.3%   $ 672.3      $  652.3           3.1%
Provision for credit losses.....................        60.6          51.6          17.4       98.4          98.2            .2
Noninterest income..............................       237.5         208.3          14.0      249.5         218.4          14.2
Noninterest expense.............................       419.4         365.3          14.8      444.7         420.6           5.7
Goodwill and other intangible assets expense....        52.5          31.4          67.2       27.3          19.3          41.5
Income taxes and taxable-equivalent
   adjustment...................................       193.2         172.3          12.1      130.6         124.5           4.9
                                                    ----------------------                  ---------------------
Income before merger-related charges and
 available-for-sale securities transactions.....    $  326.5      $  288.3          13.3    $ 220.8      $  208.1           6.1
                                                    ----------------------                  ---------------------
                                                    ----------------------                  ---------------------
Net merger-related charges and
 available-for-sale securities transactions
 (after-tax)*...................................
Net income......................................
AVERAGE BALANCE SHEET DATA
Loans...........................................    $ 40,422      $ 34,409          17.5    $11,129      $ 12,832         (13.3)
Assets..........................................      44,652        37,737          18.3     12,654        13,974          (9.4)
Deposits........................................      11,606        10,790           7.6     30,921        30,745            .6
Common equity...................................       4,779         3,560          34.2      1,254         1,143           9.7
                                                    ----------------------                  ---------------------
Return on average assets........................        1.47%         1.54%                    3.51%         3.00%
Return on average common equity ("ROCE")........        13.7          16.3                     35.4          36.7
Efficiency ratio................................        44.8          43.6                     51.2          50.5
Efficiency ratio on a cash basis**..............        39.9          40.2                     48.2          48.3
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

 *Merger-related charges and available-for-sale securities transactions are not allocated to the business lines. All ratios are calculated without the effect of merger-related charges and available-for-sale securities transactions.
 **Calculated by excluding the amortization of goodwill and other intangibles. ***Not meaningful.

 4                                                                  U.S. Bancorp

               Payment                    Wealth Management and              Corporate                  Consolidated
               Systems                       Capital Markets                  Support                     Company
-----------------------------------------------------------------------------------------------------------------------------
                           Percent                           Percent                                                  Percent
        2000       1999     Change        2000       1999     Change       2000        1999        2000       1999     Change
-----------------------------------------------------------------------------------------------------------------------------
    $   86.2   $   87.4       (1.4)%  $   48.1   $   41.7       15.3%   $  (7.6)   $   11.2    $  879.8   $  823.3        6.9%
        81.7       73.0       11.9         1.4        1.1       27.3        3.3       (24.3)      163.0      126.0       29.4
       205.9      158.6       29.8       321.6      294.2        9.3        7.3       (16.2)      801.4      655.9       22.2
       113.7       94.6       20.2       289.3      250.7       15.4      (20.4)      (35.4)      818.2      701.2       16.7
        11.0        5.9       86.4         6.8        5.4       25.9         --          --        58.4       36.6       59.6
        31.9       27.3       16.8        26.9       29.6       (9.1)       6.3        20.6       239.0      231.6        3.2
    -------------------               -------------------               -------------------    -------------------
    $   53.8   $   45.2       19.0    $   45.3   $   49.1       (7.7)   $  10.5    $   34.1       402.6      383.8        4.9
    -------------------               -------------------               -------------------
    -------------------               -------------------               -------------------
                                                                                                   (9.5)      (9.5)       ***
                                                                                               -------------------
                                                                                               $  393.1   $  374.3        5.0
                                                                                               -------------------
                                                                                               -------------------
    $  8,554   $  7,895        8.3    $  2,945   $  2,287       28.8    $ 2,077    $  2,393    $ 65,998   $ 60,321        9.4
       9,220      8,341       10.5       6,965      5,419       28.5      9,676      10,119      84,085     76,072       10.5
          88         88         --       3,788      3,319       14.1      3,790       3,421      50,399     47,979        5.0
         947        674       40.5       1,325      1,145       15.7       (509)       (202)      7,884      6,312       24.9
    -------------------               -------------------               -------------------    -------------------
        2.35%      2.17%                  2.62%      3.63%                                         1.93%      2.02%
        22.8       26.9                   13.8       17.2                                          20.5       24.4
        42.7       40.9                   80.1       76.2                                          52.1       49.9
        38.9       38.5                   78.3       74.6                                          48.7       47.4
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

               Payment                    Wealth Management and              Corporate                  Consolidated
               Systems                       Capital Markets                  Support                     Company
-----------------------------------------------------------------------------------------------------------------------------
                           Percent                           Percent                                                  Percent
        2000       1999     Change        2000       1999     Change       2000        1999        2000       1999     Change
-----------------------------------------------------------------------------------------------------------------------------
    $  181.1   $  169.5        6.8%   $   95.1   $   82.8       14.9%   $ (21.1)   $   11.5    $1,742.1   $1,616.7        7.8%
       156.4      149.2        4.8         2.7        2.1       28.6       (1.1)      (58.1)      317.0      243.0       30.5
       383.2      298.4       28.4       721.4      567.3       27.2        5.5       (10.2)    1,597.1    1,282.2       24.6
       224.5      186.0       20.7       617.3      478.4       29.0      (56.4)      (71.0)    1,649.5    1,379.3       19.6
        20.6       11.5       79.1        14.6       12.2       19.7         --          --       115.0       74.4       54.6
        60.5       45.4       33.3        67.6       58.9       14.8       15.6        48.7       467.5      449.8        3.9
    -------------------               -------------------               -------------------    -------------------
    $  102.3   $   75.8       35.0    $  114.3   $   98.5       16.0    $  26.3    $   81.7       790.2      752.4        5.0
    -------------------               -------------------               -------------------
    -------------------               -------------------               -------------------
                                                                                                  (18.1)     (11.3)       ***
                                                                                               -------------------
                                                                                               $  772.1   $  741.1        4.2
                                                                                               -------------------
                                                                                               -------------------
    $  8,365   $  7,782        7.5    $  2,863   $  2,201       30.1    $ 2,074    $  2,481    $ 64,853   $ 59,705        8.6
       8,976      8,224        9.1       6,824      5,313       28.4      9,821      10,345      82,927     75,593        9.7
          85         75       13.3       3,677      3,200       14.9      3,762       2,991      50,051     47,801        4.7
         896        665       34.7       1,302      1,132       15.0       (441)       (300)      7,790      6,200       25.6
    -------------------               -------------------               -------------------    -------------------
        2.29%      1.86%                  3.37%      3.74%                                         1.92%      2.01%
        23.0       23.0                   17.7       17.5                                          20.4       24.5
        43.4       42.2                   77.4       75.5                                          52.8       50.1
        39.8       39.8                   75.6       73.6                                          49.4       47.6
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                   5
in southern California in Los Angeles, Orange and San Diego counties. The purchase price of approximately $932 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. On September 17, 1999, the Company completed its acquisition of the investment banking division of The John Nuveen Company, which became part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division. On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems Inc., which is now part of the Payment Systems business unit. On July 15, 1999, the Company completed its acquisition of the San Diego-based Bank of Commerce, one of the nation's largest U.S. Small Business Administration ("SBA") lenders. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. These transactions were all accounted for as purchase acquisitions.

    With respect to divestiture transactions, the Company completed the sale of 28 branches in Kansas and Iowa on September 24, 1999, with aggregate deposits of $364 million. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting the business.

    On June 27, 2000, the Company announced an agreement to acquire Scripps Financial Corporation which has nine branches in San Diego county and total assets of $650 million. Pending approvals from regulators and Scripps' shareholders, the acquisition is expected to close in the fourth quarter of 2000.

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

WHOLESALE BANKING Wholesale Banking includes lending, treasury management, corporate trust and other financial services to middle market, large corporate and public sector clients. The business line contributed operating earnings of $175.4 million in the second quarter of 2000, an increase of 21 percent over the second quarter of 1999, and $326.5 million in the first six months of 2000, a 13 percent increase over the same period of 1999. Return on average assets was 1.55 percent in the second quarter of 2000 and 1.47 percent in the first six months of 2000, compared with 1.52 percent and 1.54 percent for the same periods of 1999. Return on average common equity was 14.5 percent in the second quarter of 2000 and 13.7 in the first six months of 2000, compared with 16.3 percent for both of the same periods of 1999.

    Net interest income increased 17 percent in the second quarter and 16 percent in the first six months of 2000, compared with the same periods of 1999. Strong growth in net interest income was primarily due to core commercial loan growth and bank acquisitions. The increase in the provision for credit losses of
18.4 percent for the second quarter of 2000 and 17.4 percent for the first six months also reflects growth in the loan portfolio. Noninterest income increased 29 percent in the second quarter and 14 percent in the first six months of 2000, compared with the same periods of the prior year. The increase in noninterest income is primarily due to bank acquisitions. Noninterest expense (including intangible expense) increased 20 percent in the second quarter and 19 percent in the first six months of 2000, compared with the same periods of 1999. The efficiency ratio on a cash basis improved to 38.6 percent in the second quarter and 39.9 percent in the first six months of 2000, compared with 40.3 percent and
40.2 percent in the same periods of 1999.

CONSUMER BANKING Consumer Banking delivers products and services to the broad consumer market and small-businesses through branch offices, telemarketing, online services, direct mail and automated teller machines ("ATMs"). The business line contributed operating earnings of $117.6 million during the second quarter of 2000 and $220.8 million for the first six months of 2000, increases of 6 percent over the same periods of 1999. Second quarter and year-to-date return on average assets improved to 3.73 percent and 3.51 percent, respectively, compared with 3.18 percent and 3.00 percent in the same periods of the prior year. Return on average common equity was 37.7 percent in the second quarter and 35.4 percent in the first half of 2000, compared with 39.6 percent and 36.7 percent in the same periods of 1999.

    Total revenue grew 6 percent in both the second quarter and first six months of 2000 compared with the same periods in 1999. The increased value of deposits in a rising interest rate environment and growth in fee income and home equity lending more than offset the

 6                                                                  U.S. Bancorp
reduction in the indirect automobile loan portfolio. A reduction in the business line's provision for credit losses, primarily due to improved deposit fraud management and the divestiture of the indirect automobile portfolio, also contributed to the increase in operating earnings over the second quarter and first six months of 1999. Noninterest expense (including intangible expense) for the second quarter of 2000 increased 9 percent over the second quarter of 1999, and 7 percent for the first six months of 2000 compared with the same period of 1999. The Company is currently investing in a number of customer service initiatives and enhanced technology designed to improve the earnings growth of the Consumer Banking business line. These initiatives include incremental investment in technology and processes and the hiring of additional sales and customer service employees. As with any investment, successful achievement of the anticipated deposit and loan growth and related contribution to earnings is subject to a number of uncertainties.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. The business line contributed operating earnings of $53.8 million in the second quarter of 2000, an increase of 19 percent over the second quarter of 1999, and $102.3 million for the first six months of 2000, representing a 35 percent increase over the same period of 1999. Second quarter and year-to-date return on average assets improved to 2.35 percent and 2.29 percent, respectively, compared with 2.17 percent and 1.86 percent in the same periods of the prior year. Return on average common equity was 22.8 percent and
23.0 percent in the second quarter and first half of 2000, respectively, compared with 26.9 percent and 23.0 percent in the same periods of 1999.

    Total revenue grew 19 percent and 21 percent over the second quarter and first six months of 1999, respectively. Strong growth in corporate and retail card product fees and ATM processing-related revenue was partially offset by a slight reduction in net interest income, reflecting the growth in the business line's noninterest-bearing corporate card loans. Payment Systems' revenue growth was partially offset by increases in the provision for credit losses and noninterest expense, reflecting continued growth in transaction volume, marketing and investments in new products and technology.

WEALTH MANAGEMENT AND CAPITAL MARKETS Wealth Management and Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of banking centers and brokerage offices. It also offers institutional trust, investment management services, and private banking and personal trust services. The business line contributed operating earnings of $45.3 million in the second quarter of 2000, a decrease of 8 percent compared with the second quarter of 1999, and $114.3 million for the first six months of 2000, a 16 percent increase over the first six months of 1999. Return on average common equity decreased to 13.8 percent, compared with
17.2 percent in the second quarter of the prior year. The return on average common equity improved slightly to 17.7 percent from 17.5 percent in the first six months of 2000, compared with the same period of 1999.

    During the second quarter of 2000, total revenue grew by 10 percent over the second quarter of 1999 and 26 percent over the first six months of 1999 due to increases in investment banking, trading account profits and commissions, and growth in loans and deposits in Private Financial Services. Offsetting the positive impact of revenue growth, noninterest expense (including intangible assets) increased 16 percent in the second quarter and 29 percent in the first six months of 2000, compared with the same periods of 1999. The increases are primarily due to the increase in investment banking and brokerage revenue, incremental office expansion and other growth initiatives.

CORPORATE SUPPORT Corporate Support includes the net effect of support units after internal revenue and expense allocations, balance sheet management and other corporate activities. The variance in operating earnings in the second quarter and first six months of 2000, compared with these periods of 1999, primarily reflects the change in the provision for credit losses from a year ago and residual allocations. The variance also reflects the reduction in net interest income due to planned declines in the residential real estate portfolio and the effect of a rising rate environment.

U.S. Bancorp                                                                   7

     TABLE 3
         ANALYSIS OF NET INTEREST INCOME

                                                                 Three Months Ended         Six Months Ended
                                                                ----------------------------------------------
                                                                June 30      June 30      June 30     June 30
                   (Dollars In Millions)                         2000         1999          2000        1999
--------------------------------------------------------------------------------------------------------------
Net interest income, as reported............................    $862.3       $812.6       $1,707.7    $1,595.3
   Taxable-equivalent adjustment............................      17.5         10.7           34.4        21.4
                                                                ----------------------------------------------
Net interest income (taxable-equivalent basis)..............    $879.8       $823.3       $1,742.1    $1,616.7
                                                                ----------------------------------------------
                                                                ----------------------------------------------

Average yields and weighted average rates
 (taxable-equivalent basis)

   Earning assets yield.....................................      9.02%        8.23%          8.92%       8.26%

   Rate paid on interest-bearing liabilities................      5.38         4.25           5.22        4.30
                                                                ----------------------------------------------

Gross interest margin.......................................      3.64%        3.98%          3.70%       3.96%
                                                                ----------------------------------------------
                                                                ----------------------------------------------

Net interest margin.........................................      4.75%        4.86%          4.78%       4.84%
                                                                ----------------------------------------------
                                                                ----------------------------------------------

Net interest margin without taxable-equivalent increments...      4.65%        4.79%          4.68%       4.78%

--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Second quarter net interest income on a taxable-equivalent basis was $879.8 million compared with $823.3 million in the second quarter of 1999. Year-to-date net interest income on a taxable-equivalent basis was $1.7 billion, compared with $1.6 billion in the first six months of 1999. The second quarter and year-to-date average earning assets increased 10 percent and 9 percent, respectively, compared with the same periods of 1999. The increase was primarily driven by core commercial, home equity and second mortgage loan growth and bank acquisitions, partially offset by reductions in securities, indirect automobile loans and residential mortgage loans. The net interest margin decreased from 4.86 percent and 4.84 percent in the second quarter and first six months of 1999 to 4.75 percent and 4.78 percent in the second quarter and first six months of 2000. The decrease reflects margin compression on consumer asset products and lagging deposit growth relative to the growth in earning assets.

    Average loans for both the second quarter and first six months of 2000 increased 9 percent compared with the same periods of the prior year. Excluding indirect automobile and residential mortgage loans, average loans for the second quarter and first six months of 2000 were higher by approximately $8.2 billion (15 percent) and $7.8 billion (15 percent), respectively, than the second quarter and first half of 1999. The decline in indirect automobile loans reflects a $1.8 billion loan sale completed in the third quarter of 1999. The Company is in the process of exiting this business. Without the bank acquisitions, average loans, excluding indirect automobile and residential mortgage loans, were higher than the second quarter and first six months of 1999 by 10 percent for both periods. Average available-for-sale securities for the second quarter and first six months of 2000 decreased by $378 million and $351 million, respectively, from the second quarter and first half of 1999, reflecting both maturities and sales of securities.

     TABLE 4
         NONINTEREST INCOME

                                                                 Three Months Ended         Six Months Ended
                                                                ----------------------------------------------
                                                                June 30      June 30      June 30     June 30
                   (Dollars in Millions)                         2000         1999          2000        1999
--------------------------------------------------------------------------------------------------------------
Credit card fee revenue.....................................    $177.1       $148.7       $  336.6    $  275.5
Trust and investment management fees........................     117.0        112.2          234.1       229.4
Service charges on deposit accounts.........................     117.5        107.5          226.5       210.9
Investment products fees and commissions....................      81.8         91.6          198.0       180.2
Investment banking revenue..................................      72.8         60.3          166.8        96.5
Trading account profits and commissions.....................      58.2         50.5          141.8       102.0
Other.......................................................     177.0         85.1          293.3       187.7
                                                                ----------------------------------------------
   Total operating noninterest income.......................     801.4        655.9        1,597.1     1,282.2
Available-for-sale securities gains.........................        .3           --             --          --
                                                                ----------------------------------------------
   Total noninterest income.................................    $801.7       $655.9       $1,597.1    $1,282.2
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

 8                                                                  U.S. Bancorp

     TABLE 5
         NONINTEREST EXPENSE

                                                                 Three Months Ended         Six Months Ended
                                                                ----------------------------------------------
                                                                June 30      June 30       June 30     June 30
(Dollars in Millions)                                              2000         1999          2000        1999
--------------------------------------------------------------------------------------------------------------
Salaries....................................................    $414.1       $356.7       $  846.2    $  710.8
Employee benefits...........................................      69.3         53.6          145.4       123.6
Net occupancy...............................................      55.2         49.9          112.3        99.9
Furniture and equipment.....................................      40.5         39.0           81.6        77.1
Professional services.......................................      24.4         16.6           43.5        30.6
Telephone...................................................      21.8         17.4           43.1        35.4
Advertising and marketing...................................      22.0         12.7           37.8        27.7
Other personnel costs.......................................      19.2         19.8           31.5        32.5
Goodwill and other intangible assets........................      58.4         36.6          115.0        74.4
Other.......................................................     151.7        135.5          308.1       241.7
                                                                ----------------------------------------------
   Total operating noninterest expense......................     876.6        737.8        1,764.5     1,453.7
Merger-related charges......................................      15.0         15.0           28.1        17.9
                                                                ----------------------------------------------
   Total noninterest expense................................    $891.6       $752.8       $1,792.6    $1,471.6
                                                                ----------------------------------------------
                                                                ----------------------------------------------

Efficiency ratio*...........................................      53.0%        50.9%          53.7%       50.8%

Efficiency ratio before merger-related charges..............      52.1         49.9           52.8        50.1

Banking efficiency ratio before merger-related charges**....      44.7         42.4           45.0        42.9

Average number of full-time equivalent employees............    28,675       26,667         28,681      26,854
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

 *Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding available-for-sale securities gains and losses.
**Without investment banking and brokerage activity.

PROVISION FOR CREDIT LOSSES In the second quarter of 2000, the provision for credit losses was $163.0 million, an increase of $37 million (29 percent) from $126.0 million in the same quarter of 1999. The provision for credit losses in the first six months of 2000 was $317.0 million, an increase of $74 million (30 percent) from $243 million in the same period of 1999. Second quarter and year-to-date net charge-offs totaled $163.2 million and $317.2 million, respectively, up from $140.3 million and $279.9 million in the same periods of 1999. The increase in net charge-offs during 2000 was primarily due to commercial loan charge-offs, including the growing credit-scored small business lending portfolio. This was partially offset by lower year-to-date net charge-offs on credit card portfolios. Refer to "Corporate Risk Management" for further information on the credit quality.

NONINTEREST INCOME Second quarter 2000 noninterest income was $801.7 million, an increase of $145.8 million (22 percent) from the second quarter of 1999. Noninterest income in the first six months of 2000 was $1.60 billion, an increase of $314.9 million (25 percent) from $1.28 billion in the first six months of 1999. Noninterest income in the second quarter of 2000 included net gains from available-for-sale securities transactions of $.3 million. Excluding the impact of acquisitions and divestitures, noninterest income, before available-for-sale securities transactions, in the second quarter and first six months of 2000 would have been approximately 17 percent higher than the second quarter of 1999 and 20 percent higher than the first half of 1999.

    Investment banking revenue, trading account profits and commissions and investment products fees and commissions were higher in the first six months of 2000 compared with the same period of 1999, due to growth in Wealth Management and Capital Markets. Credit card fee revenue was higher for the second quarter and first six months of 2000, reflecting continued growth in corporate and retail card product fees and ATM processing-related revenue. Service charges on deposit accounts increased $10.0 million (9 percent) in the second quarter of 2000 compared with the second quarter of 1999, and $15.6 million (7 percent) in the first six months of 2000 compared with the same period of a year ago. The increase in other income in 2000 included a $35.0 million second quarter gain on the disposal of the Company's ownership interest in a Portland office building and a $10.8 million first quarter gain on the sale of a Boise building, in addition to growth due to acquisitions and on-going business line initiatives.

NONINTEREST EXPENSE Second quarter 2000 noninterest expense, before merger-related charges, totaled $876.6 million, an increase of $138.8 million (19 percent) from $737.8 million in the second quarter of 1999. Year-to-date noninterest expense, before merger-related charges, was $1.76 billion, an increase of

U.S. Bancorp                                                                   9

$310.8 million (21 percent) from $1.45 billion in the first half of 1999. The increase in noninterest expense over the second quarter and first half of 1999 was primarily the result of growth in investment banking, acquisitions and the Company's continuing investment in sales, service quality and technology. In addition to on-going investments in Internet-related products and services, the second quarter and first six months of 2000 included approximately $11.2 million and $20.2 million, respectively, of incremental spending on Internet infrastructure-related initiatives.

    The banking efficiency ratio, excluding merger-related charges, was 44.7 percent and 45.0 percent for the second quarter and first six months of 2000, respectively, compared with 42.4 percent and 42.9 percent for the same periods of 1999. The overall efficiency ratio increased slightly due to the planned investments in Internet technology and other customer-related initiatives. The Company has accelerated the development of its capabilities to deliver its products and services over the Internet.

    Second quarter of 2000 noninterest expense was $891.6 million, an increase of $138.8 million (18 percent) from $752.8 million in the second quarter of 1999. Year-to-date noninterest expense was $1.79 billion, an increase of $321.0 million (22 percent) from $1.47 billion in the first half of 1999. Noninterest expense in the second quarter and first half of 2000 included nonrecurring merger-related charges of $15.0 million and $28.1 million, compared with merger-related charges of $15.0 million and $17.9 million in the second quarter and first half of 1999. The merger-related charges incurred in 2000 were related to the integration of the Company's various acquisitions, including Western Bancorp and Peninsula Bank of San Diego.

INCOME TAX EXPENSE The provision for income taxes was $216.3 million (an effective rate of 35.5 percent) in the second quarter and $423.1 million (an effective rate of 35.4 percent) in the first six months of 2000, compared with $215.4 million (an effective rate of 36.5 percent) and $421.8 million (an effective rate of 36.3 percent) in the same periods of 1999.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $67.4 billion at June 30, 2000, compared with $62.9 billion at December 31, 1999. Commercial loans totaled $47.6 billion at June 30, 2000, up $4.6 billion (11 percent) from December 31, 1999. The increase was primarily attributable to continued growth in core commercial and commercial real estate loans and bank acquisitions. Total consumer outstandings were $19.8 billion at June 30, 2000, compared with $19.9 billion at December 31, 1999. Excluding indirect automobile loans and residential mortgage loans, consumer loans were $16.7 billion at June 30, 2000, and $16.6 billion at December 31, 1999.

SECURITIES At June 30, 2000, available-for-sale securities totaled $4.5 billion, compared with $4.9 billion at December 31, 1999, reflecting both maturities and sales of securities.

DEPOSITS Noninterest-bearing deposits were $16.2 billion at June 30, 2000, compared with $16.1 billion at December 31, 1999. Interest-bearing deposits totaled $36.3 billion at June 30, 2000, compared with $35.5 billion at December 31, 1999.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased to $2.0 billion at June 30, 2000, compared with $2.3 billion at December 31, 1999.

    Long-term debt was $19.8 billion at June 30, 2000, up from $16.6 billion at December 31, 1999. To fund core asset growth and replace wholesale funding maturities during 2000, the Company issued $4.1 billion of debt with an average original maturity of 2.3 years under its medium-term and bank note programs. In addition, Federal Home Loan Bank advances increased by $400 million during 2000.

CORPORATE RISK PROFILE

CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans including specialized lending categories such as mortgage banking, real estate construction and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain strong reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle-market companies within their regions. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly.

    In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan

 10                                                                 U.S. Bancorp
portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage, and macroeconomic factors. Generally, the domestic economy of the nation is considered strong, though financial markets have been volatile. Approximately 56 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon, Washington and California.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $163.2 million and $317.2 million in the second quarter and first six months of 2000, respectively, compared with $140.3 million and $279.9 million in the same periods of 1999. The ratio of total net charge-offs to average loans was .99 percent and .98 percent in the second quarter and first half of 2000, respectively, compared with .93 and .95 percent in the same periods in 1999. Commercial loan net charge-offs were $57.5 million and $102.3 million in the second quarter and first half of 2000, respectively, compared with $29.9 million and $53.8 million in the same periods of 1999. Commercial loan net charge-offs, excluding net charge-offs of credit-scored small business and commercial payment systems products, were $34.5 million, or .32 percent of average loans outstanding for the second quarter of 2000, and $58.6 million, or .28 percent of average loans outstanding in the first half of 2000.

    Consumer loan net charge-offs for the quarter and year-to-date were $105.7 million and $214.9 million, respectively, compared with $110.4 million and $226.1 million for the same periods of 1999. Consumer loan net charge-offs as a percent of average loans outstanding were 2.13 and 2.18 in the second quarter and first half of 2000, respectively, compared with 2.06 and 2.12 for the same periods of 1999.

    The allowance for credit losses increased to $1,039.4 million at June 30, 2000, from $995.4 million at December 31, 1999, due to additions related to bank acquisitions and portfolio purchases. As a percentage of nonperforming loans, the allowance was 285 percent at June 30, 2000, compared with 310 percent at March 31, 2000 and 321 percent at December 31, 1999.

     TABLE 6
         NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                    Three Months Ended            Six Months Ended
                                                                  ---------------------------------------------------
                                                                  June 30       June 30        June 30       June 30
                                                                    2000          1999           2000          1999
---------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................           .80%          .52%           .73%          .47%
   Real estate
      Commercial mortgage...................................          (.14)         (.11)          (.08)         (.09)
      Construction..........................................          (.12)          .01           (.07)          .02
   Lease financing..........................................           .69           .07            .48           .10
                                                                  ---------------------------------------------------
      Total commercial......................................           .50           .31            .46           .28
CONSUMER
   Credit card..............................................          4.59          4.69           4.22          4.88
   Other....................................................          1.75          1.73           1.92          1.76
                                                                  ---------------------------------------------------
      Subtotal..............................................          2.44          2.36           2.47          2.43
   Residential mortgage.....................................           .12           .09            .24           .10
                                                                  ---------------------------------------------------
      Total consumer........................................          2.13          2.06           2.18          2.12
                                                                  ---------------------------------------------------
         Total..............................................           .99%          .93%           .98%          .95%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  11

     TABLE 7
         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                                   Three Months Ended        Six Months Ended
                                                                -----------------------------------------------
                                                                 June 30      June 30       June 30     June 30
(Dollars in Millions)                                               2000         1999          2000        1999
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period..............................    $1,011.1      $982.5       $  995.4    $1,000.9
CHARGE-OFFS
   Commercial
      Commercial............................................        62.7        49.0          117.1        90.8
      Real estate
         Commercial mortgage................................          .7          .3            1.7          .6
         Construction.......................................          .1          .2             .1          .4
      Lease financing.......................................         4.8          .9            6.7         2.6
                                                                -----------------------------------------------
         Total commercial...................................        68.3        50.4          125.6        94.4
   Consumer
      Credit card...........................................        51.6        51.3           93.7       106.4
      Other.................................................        71.8        80.9          155.7       162.1
                                                                -----------------------------------------------
         Subtotal...........................................       123.4       132.2          249.4       268.5
      Residential mortgage..................................         1.0          .8            3.5         1.8
                                                                -----------------------------------------------
         Total consumer.....................................       124.4       133.0          252.9       270.3
                                                                -----------------------------------------------
            Total...........................................       192.7       183.4          378.5       364.7
RECOVERIES
   Commercial
      Commercial............................................         4.9        17.2           15.1        34.6
      Real estate
         Commercial mortgage................................         4.2         2.7            5.7         4.4
         Construction.......................................         1.4          .1            1.7          .1
      Lease financing.......................................          .3          .5             .8         1.5
                                                                -----------------------------------------------
         Total commercial...................................        10.8        20.5           23.3        40.6
   Consumer
      Credit card...........................................         3.8         4.7            6.8         9.5
      Other.................................................        14.7        17.7           30.8        34.3
                                                                -----------------------------------------------
         Subtotal...........................................        18.5        22.4           37.6        43.8
      Residential mortgage..................................          .2          .2             .4          .4
                                                                -----------------------------------------------
         Total consumer.....................................        18.7        22.6           38.0        44.2
                                                                -----------------------------------------------
            Total...........................................        29.5        43.1           61.3        84.8
NET CHARGE-OFFS
   Commercial
      Commercial............................................        57.8        31.8          102.0        56.2
      Real estate
         Commercial mortgage................................        (3.5)       (2.4)          (4.0)       (3.8)
         Construction.......................................        (1.3)         .1           (1.6)         .3
      Lease financing.......................................         4.5          .4            5.9         1.1
                                                                -----------------------------------------------
         Total commercial...................................        57.5        29.9          102.3        53.8
   Consumer
      Credit card...........................................        47.8        46.6           86.9        96.9
      Other.................................................        57.1        63.2          124.9       127.8
                                                                -----------------------------------------------
         Subtotal...........................................       104.9       109.8          211.8       224.7
      Residential mortgage..................................          .8          .6            3.1         1.4
                                                                -----------------------------------------------
         Total consumer.....................................       105.7       110.4          214.9       226.1
                                                                -----------------------------------------------
            Total...........................................       163.2       140.3          317.2       279.9
Provision charged to operating expense......................       163.0       126.0          317.0       243.0
Acquisitions and other changes..............................        28.5          --           44.2         4.2
                                                                -----------------------------------------------
Balance at end of period....................................    $1,039.4      $968.2       $1,039.4    $  968.2
                                                                -----------------------------------------------
                                                                -----------------------------------------------

Allowance as a percentage of:

   Period-end loans.........................................        1.54%       1.59%

   Nonperforming loans......................................         285         327

   Nonperforming assets.....................................         257         302

   Annualized net charge-offs...............................         158         172

---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

 12                                                                 U.S. Bancorp

     TABLE 8
         DELINQUENT LOAN RATIOS*

                                                                June 30     December 31
90 days or more past due                                          2000         1999
---------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................         .74%         .57%
   Real estate
      Commercial mortgage...................................         .61          .84
      Construction..........................................         .72          .59
   Lease financing..........................................        1.50          .81
                                                                -----------------------
      Total commercial......................................         .76          .65
CONSUMER
   Credit card..............................................        1.06          .96
   Other....................................................         .56          .57
                                                                -----------------------
      Subtotal..............................................         .69          .67
   Residential mortgage.....................................        1.53         1.57
                                                                -----------------------
      Total consumer........................................         .80          .79
                                                                -----------------------
         Total..............................................         .77%         .69%
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

*Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. Nonperforming assets at June 30, 2000, totaled $404.4 million, compared with $347.5 million at December 31, 1999. The ratio of nonperforming assets to loans and other real estate was .60 percent at June 30, 2000, compared with .55 percent at December 31, 1999.

    Accruing loans 90 days or more past due at June 30, 2000, totaled $153.4 million, compared with $125.8 million at December 31, 1999. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral

     TABLE 9
         NONPERFORMING ASSETS*

                                                                June 30     December 31
(Dollars in Millions)                                             2000             1999
---------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $  204.2     $  142.4
   Real estate
      Commercial mortgage...................................        58.9         78.9
      Construction..........................................        19.8         25.3
   Lease financing..........................................        39.4         18.8
                                                                -----------------------
      Total commercial......................................       322.3        265.4
CONSUMER
   Residential mortgage.....................................        35.3         36.0
   Other....................................................         7.6          8.6
                                                                -----------------------
      Total consumer........................................        42.9         44.6
                                                                -----------------------
            Total nonperforming loans.......................       365.2        310.0
OTHER REAL ESTATE...........................................        22.7         20.7
OTHER NONPERFORMING ASSETS..................................        16.5         16.8
                                                                -----------------------
            Total nonperforming assets......................    $  404.4     $  347.5
                                                                -----------------------
                                                                -----------------------
Accruing loans 90 days or more past due**...................    $  153.4     $  125.8
Nonperforming loans to total loans..........................         .54%         .49%
Nonperforming assets to total loans plus other real
 estate.....................................................         .60          .55
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

 *Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
**These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
U.S. Bancorp                                                                  13
and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due decreased to 2.58 percent of the portfolio at June 30, 2000, compared with
2.65 percent at December 31, 1999. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio was .80 percent at June 30, 2000, compared with .79 percent at December 31, 1999.

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

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 24 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all of the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent, as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income to 1.5 percent of forecasted net interest income over the succeeding 12 months and 3 percent of forecasted net interest income over the second 12 months given a 1 percent change in interest rates. At June 30, 2000, forecasted net interest income for the next 12 months would not be affected from an immediate 100 basis point upward parallel shift in rates and would decrease $4 million from a downward shift of similar magnitude. Forecasted net interest income for the second 12 months would decrease $2 million from an immediate 100 basis point upward parallel shift in rates and would decrease $7 million from a downward shift of similar magnitude.

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

At June 30, 2000 (Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Weighted            Weighted
                                                                                        Average             Average
                                                                   Notional       Interest Rate       Interest Rate
Maturity Date                                                       Amount             Received                Paid
-------------------------------------------------------------------------------------------------------------------
2000........................................................        $  135                 5.99%               6.70%
2001........................................................           290                 6.56                6.65
2002........................................................           545                 6.22                6.66
2003........................................................         2,481                 6.13                6.74
2004........................................................         1,475                 6.60                6.64
Thereafter..................................................         2,450                 6.37                6.65
                                                                    ------
Total.......................................................        $7,376                 6.32%               6.68%
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

*At June 30, 2000, the Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio.

 14                                                                 U.S. Bancorp
approved by the Company's Board of Directors, of .5 percent of assets for an immediate 100 basis point rate shock. The Company's market value risk position continues to be substantially lower than its limits.

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

    During the second quarter of 2000, the Company added $145 million of receive fixed interest rate swaps. In the first six months of 2000, the Company added $185 million of receive fixed interest rate swaps and $500 million of pay fixed interest rate swaps and terminated $674 million of receive fixed interest rate swaps to reduce interest income at risk. Interest rate swap agreements involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of June 30, 2000, the Company received and made payments on $7.4 billion notional amount of interest rate swap agreements. These swaps had a weighted average interest rate received of 6.32 percent and a weighted average interest rate paid of 6.68 percent. The remaining maturity of these agreements ranges from 1 month to 15 years with an average remaining maturity of 4.6 years. For the quarter and six months ended June 30, 2000, interest rate swap agreements decreased net interest income by $3.5 million and $1.8 million, respectively, and for the quarter and six months ended June 30, 1999, interest rate swap agreements increased net interest income by $19.7 million and $37.1 million, respectively.

    The Company also purchases interest rate caps and floors to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at June 30, 2000. To hedge against falling interest rates, the Company uses interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of June 30, 2000, all of which were LIBOR-indexed, was $500 million. The impact of caps and floors on net interest income was not significant for the six months ended June 30, 2000, and 1999.

MARKET RISK MANAGEMENT Market valuation risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument for a 10-day holding period and a ninety-ninth percentile adverse move in the underlying markets. Market valuation risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million

U.S. Bancorp                                                                  15

    TABLE 11
         CAPITAL RATIOS

                                                                June 30    December 31
(Dollars in Millions)                                            2000             1999
--------------------------------------------------------------------------------------
Tangible common equity*.....................................    $5,306          $5,134
   As a percent of assets...................................       6.4%            6.5%
Tier 1 capital..............................................    $5,822          $5,631
   As a percent of risk-adjusted assets.....................       6.6%            6.8%
Total risk-based capital....................................    $9,386          $9,281
   As a percent of risk-adjusted assets.....................      10.7%           11.1%
Leverage ratio..............................................       7.2             7.4
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

*Defined as common equity less goodwill.

at June 30, 2000. The market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange, as estimated by the VaR analysis, was $15.1 million at June 30, 2000.

    In addition to the VaR analysis, the Company imposes stop loss limits and position limits. A stress-test model is used to provide management with perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

CAPITAL MANAGEMENT At June 30, 2000, tangible common equity (common equity less goodwill) was $5.3 billion, or 6.4 percent of assets, compared with $5.1 billion, or 6.5 percent, at December 31, 1999. Tier 1 and total risk-based capital ratios were 6.6 percent and 10.7 percent at June 30, 2000, compared with
6.8 percent and 11.1 percent at December 31, 1999. The June 30, 2000, leverage ratio was 7.2 percent, compared with 7.4 percent at December 31, 1999.

    On February 16, 2000, the Company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2002. The new share repurchase program replaced a program that was scheduled to expire on March 31, 2000. During the first six months of 2000, the Company repurchased
16.2 million shares under these programs for a total dollar value of $348.7 million. During the same period, the Company issued 6.6 million shares related to acquisitions.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

 16                                                                 U.S. Bancorp

CONSOLIDATED  BALANCE  SHEET

                                                                 June 30    December 31
(Dollars in Millions)                                               2000           1999
---------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS
Cash and due from banks.....................................    $  3,775     $  4,036
Federal funds sold..........................................         653          713
Securities purchased under agreements to resell.............         384          324
Trading account securities..................................         765          617
Available-for-sale securities...............................       4,526        4,871
Loans.......................................................      67,384       62,885
   Less allowance for credit losses.........................       1,039          995
                                                                -----------------------
   Net loans................................................      66,345       61,890
Premises and equipment......................................         855          862
Interest receivable.........................................         493          433
Customers' liability on acceptances.........................         166          152
Goodwill and other intangible assets........................       3,188        3,066
Other assets................................................       5,024        4,566
                                                                -----------------------
      Total assets..........................................    $ 86,174     $ 81,530
                                                                -----------------------
                                                                -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................    $ 16,223     $ 16,050
   Interest-bearing.........................................      29,842       29,671
   Time certificates of deposit greater than $100,000.......       6,480        5,809
                                                                -----------------------
      Total deposits........................................      52,545       51,530
Federal funds purchased.....................................         209          297
Securities sold under agreements to repurchase..............         998        1,235
Other short-term funds borrowed.............................         827          724
Long-term debt..............................................      19,762       16,563
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............         950          950
Acceptances outstanding.....................................         166          152
Other liabilities...........................................       2,786        2,441
                                                                -----------------------
      Total liabilities.....................................      78,243       73,892
Shareholders' equity
   Common stock, par value $1.25 a share -- authorized
     1,500,000,000 shares; issued: 6/30/00 -- 758,194,161
     shares; 12/31/99 -- 754,368,668 shares.................         948          943
   Capital surplus..........................................       1,457        1,399
   Retained earnings........................................       5,839        5,389
   Accumulated other comprehensive income...................         (71)         (62)
   Less cost of common stock in treasury:
    6/30/00 -- 11,137,222 shares; 12/31/99 -- 1,038,456
    shares..................................................        (242)         (31)
                                                                -----------------------
      Total shareholders' equity............................       7,931        7,638
                                                                -----------------------
      Total liabilities and shareholders' equity............    $ 86,174     $ 81,530
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

U.S. Bancorp                                                                  17

CONSOLIDATED STATEMENT OF INCOME

                                                              Three Months Ended     Six Months Ended
                                                              -----------------------------------------
(Dollars in Millions, Except Per Share Data)                  June 30    June 30    June 30    June 30
(Unaudited)                                                     2000       1999       2000       1999
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................  $1,517.5   $1,272.2   $2,944.4   $2,510.7
Securities
   Taxable..................................................      58.5       59.8      118.8      124.4
   Exempt from federal income taxes.........................      13.8       14.3       27.8       29.0
Other interest income.......................................      64.9       38.6      127.3       72.8
                                                                 --------------------------------------
      Total interest income.................................   1,654.7    1,384.9    3,218.3    2,736.9
INTEREST EXPENSE
Deposits....................................................     402.2      308.8      775.1      620.4
Federal funds purchased and repurchase agreements...........      45.7       43.6       89.5       83.0
Other short-term funds borrowed.............................      15.0       12.1       28.6       25.0
Long-term debt..............................................     310.2      188.4      578.8      374.5
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company..............      19.3       19.4       38.6       38.7
                                                                 --------------------------------------
      Total interest expense................................     792.4      572.3    1,510.6    1,141.6
                                                                 --------------------------------------
Net interest income.........................................     862.3      812.6    1,707.7    1,595.3
Provision for credit losses.................................     163.0      126.0      317.0      243.0
                                                                 --------------------------------------
Net interest income after provision for credit losses.......     699.3      686.6    1,390.7    1,352.3
NONINTEREST INCOME
Credit card fee revenue.....................................     177.1      148.7      336.6      275.5
Trust and investment management fees........................     117.0      112.2      234.1      229.4
Service charges on deposit accounts.........................     117.5      107.5      226.5      210.9
Investment products fees and commissions....................      81.8       91.6      198.0      180.2
Investment banking revenue..................................      72.8       60.3      166.8       96.5
Trading account profits and commissions.....................      58.2       50.5      141.8      102.0
Available-for-sale securities gains.........................        .3         --         --         --
Other.......................................................     177.0       85.1      293.3      187.7
                                                                 --------------------------------------
      Total noninterest income..............................     801.7      655.9    1,597.1    1,282.2
NONINTEREST EXPENSE
Salaries....................................................     414.1      356.7      846.2      710.8
Employee benefits...........................................      69.3       53.6      145.4      123.6
Net occupancy...............................................      55.2       49.9      112.3       99.9
Furniture and equipment.....................................      40.5       39.0       81.6       77.1
Goodwill and other intangible assets........................      58.4       36.6      115.0       74.4
Merger-related charges......................................      15.0       15.0       28.1       17.9
Other.......................................................     239.1      202.0      464.0      367.9
                                                                 --------------------------------------
      Total noninterest expense.............................     891.6      752.8    1,792.6    1,471.6
                                                                 --------------------------------------
Income before income taxes..................................     609.4      589.7    1,195.2    1,162.9
Applicable income taxes.....................................     216.3      215.4      423.1      421.8
                                                                 --------------------------------------
Net income..................................................  $  393.1   $  374.3   $  772.1   $  741.1
                                                                 --------------------------------------
                                                                 --------------------------------------
Earnings per share..........................................  $    .53   $    .52   $   1.03   $   1.03
Diluted earnings per share..................................  $    .52   $    .51   $   1.03   $   1.02
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

 18                                                                 U.S. Bancorp

CONSOLIDATED  STATEMENT  OF SHAREHOLDERS'  EQUITY

                                                                                             Accumulated
                                                                                                Other
(Dollars in Millions)                    Common Shares    Common    Capital     Retained    Comprehensive    Treasury
(Unaudited)                               Outstanding*    Stock     Surplus     Earnings       Income        Stock**       Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998............     725,761,718     $931.0    $1,247.2    $4,455.8        $ 71.8       $(735.8)    $5,970.0
Common dividends declared............                                             (283.6)                                  (283.6)
Purchase of treasury stock...........      (4,417,940)                                                        (147.7)      (147.7)
Issuance of common stock
   Acquisitions......................       1,027,276                   (3.6)                                   40.0         36.4
   Dividend reinvestment.............         351,915                   (1.5)                                   13.4         11.9
   Stock option and stock purchase
      plans..........................       2,299,875                  (39.3)                                   92.6         53.3
                                          ---------------------------------------------------------------------------------------
                                          725,022,844      931.0     1,202.8     4,172.2          71.8        (737.5)     5,640.3
Comprehensive income
Net income...........................                                              741.1                                    741.1
Other comprehensive income
   Change in net unrealized losses on
   securities of $118.7 (net of $45.1
   tax benefit)......................                                                            (73.6)                     (73.6)
                                                                                                                          -------
      Total comprehensive income.....                                                                                       667.5
                                          ---------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999................     725,022,844     $931.0    $1,202.8    $4,913.3        $ (1.8)      $(737.5)    $6,307.8
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999............     753,330,212     $943.0    $1,398.8    $5,389.2        $(61.8)      $ (31.5)    $7,637.7
Common dividends declared............                                             (322.8)                                  (322.8)
Purchase of treasury stock...........     (16,233,000)                                                        (348.7)      (348.7)
Issuance of common stock
   Acquisitions......................       6,969,658        4.0        55.7                                    86.3        146.0
   Dividend reinvestment.............         611,389                    (.6)                                   13.0         12.4
   Stock option and stock purchase
    plans............................       2,378,680         .7         3.7                                    38.9         43.3
                                          ---------------------------------------------------------------------------------------
                                          747,056,939      947.7     1,457.6     5,066.4         (61.8)       (242.0)     7,167.9
Comprehensive income
Net income...........................                                              772.1                                    772.1
Other comprehensive income
   Foreign currency translation
    adjustments......................                                                               .7                         .7
   Change in net unrealized losses on
   securities of $15.8 (net of $5.9
   tax benefit)......................                                                             (9.9)                      (9.9)
                                                                                                                          -------
      Total comprehensive income.....                                                                                       762.9
                                          ---------------------------------------------------------------------------------------
BALANCE JUNE 30, 2000................     747,056,939     $947.7    $1,457.6    $5,838.5        $(71.0)      $(242.0)    $7,930.8
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury.
**Ending treasury shares were 11,137,222 at June 30, 2000; 1,038,456 at December
  31, 1999; 19,775,013 at June 30, 1999; and 19,036,139 at December 31, 1998.

U.S. Bancorp                                                                  19

CONSOLIDATED  STATEMENT  OF CASH  FLOWS

                                                                      Six Months Ended
                                                                ----------------------
(Dollars in Millions)                                             June 30      June 30
(Unaudited)                                                          2000         1999
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net cash provided by operating activities................    $ 1,150.7    $ 1,233.2
                                                                ----------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
   Loans outstanding........................................     (3,845.9)    (1,960.4)
   Securities purchased under agreements to resell..........        (60.2)        79.6
Available-for-sale securities
   Sales....................................................        146.9         93.9
   Maturities...............................................        344.2        868.3
   Purchases................................................        (87.9)      (830.1)
Proceeds from sales of other real estate....................         13.1         18.2
Net sales (purchases) of bank premises and equipment........         37.3        (45.0)
Sales of loans..............................................        197.0           --
Purchases of loans..........................................       (592.9)      (127.7)
Acquisitions, net of cash received..........................           --       (156.4)
Cash and cash equivalents of acquired subsidiaries..........         24.0          3.6
Other - net.................................................       (321.1)      (323.1)
                                                                ----------------------
   Net cash used by investing activities....................     (4,145.5)    (2,379.1)
                                                                ----------------------
FINANCING ACTIVITIES
Net cash provided (used) by:
   Deposits.................................................        562.3       (730.9)
   Federal funds purchased and securities sold under
    agreements to repurchase................................       (324.7)      (634.4)
   Short-term borrowings....................................        103.0        463.7
Proceeds from long-term debt................................      4,516.9      2,613.0
Principal payments on long-term debt........................     (1,567.9)    (1,167.3)
Proceeds from dividend reinvestment, stock option and stock
 purchase plans.............................................         55.7         65.2
Repurchase of common stock..................................       (348.7)      (147.7)
Cash dividends..............................................       (322.8)      (283.6)
                                                                ----------------------
   Net cash provided by financing activities................      2,673.8        178.0
                                                                ----------------------
   Change in cash and cash equivalents......................       (321.0)      (967.9)
Cash and cash equivalents at beginning of period............      4,748.8      4,855.3
                                                                ----------------------
   Cash and cash equivalents at end of period...............    $ 4,427.8    $ 3,887.4
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

 20                                                                 U.S. Bancorp

NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS

(Unaudited)

             NOTE A
            BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required under accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

             NOTE B
            ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities - an Amendment to FASB Statement No. 133," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

             NOTE C
            BUSINESS COMBINATIONS AND DIVESTITURES

SCRIPPS FINANCIAL CORPORATION On June 27, 2000, the Company announced an agreement to acquire Scripps Financial Corporation. With $650 million in assets, Scripps Financial Corporation operates nine branches in San Diego county, California. The acquisition, which is pending regulatory and shareholder approval, will be accounted for as a purchase and is expected to close in the fourth quarter of 2000.

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

OTHER ACQUISITIONS AND DIVESTITURES On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology leasing company.

    On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa representing

U.S. Bancorp                                                                  21

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

    On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems Inc. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. The businesses are now part of the Payment Systems business unit.

     NOTE D
        AVAILABLE-FOR-SALE SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                                                    June 30, 2000              December 31, 1999
                                                                ---------------------------------------------------
                                                                Amortized         Fair       Amortized         Fair
(Dollars in Millions)                                                Cost        Value            Cost        Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury...............................................     $  377         $  371        $  388         $  381
U.S. agencies and other mortgage-backed.....................      2,749          2,663         2,971          2,906
Other U.S. agencies.........................................        175            180           195            196
State and political.........................................      1,097          1,097         1,132          1,135
Other.......................................................        248            215           288            253
                                                                 --------------------------------------------------
 Total......................................................     $4,646         $4,526        $4,974         $4,871
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     NOTE E
        LOANS

The composition of the loan portfolio was as follows:

                                                                June 30       December 31
(Dollars in Millions)                                              2000              1999
-----------------------------------------------------------------------------------------
COMMERCIAL:
   Commercial...............................................    $30,333         $26,491
   Real estate
      Commercial mortgage...................................     10,041           9,784
      Construction..........................................      4,461           4,322
   Lease financing..........................................      2,770           2,372
                                                                --------------------------
         Total commercial...................................     47,605          42,969
                                                                --------------------------
CONSUMER:
   Home equity and second mortgage..........................      9,027           8,681
   Credit card..............................................      4,190           4,313
   Revolving credit.........................................      1,760           1,815
   Installment..............................................      1,139           1,245
   Student..................................................        601             563
                                                                --------------------------
         Subtotal...........................................     16,717          16,617
   Indirect automobile......................................        459             638
   Residential mortgage.....................................      2,603           2,661
                                                                --------------------------
         Total consumer*....................................     19,779          19,916
                                                                --------------------------
            Total loans.....................................    $67,384         $62,885
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

*Loans held for sale were $685 at June 30, 2000, and $608 at December 31, 1999.
 This included residential mortgages held for sale and the student loan portfolio that may be sold when the repayment periods begin.

    At June 30, 2000, the Company had $322 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended June 30, 2000, the average recorded investment in impaired loans was approximately $301 million. No interest income was recognized on impaired loans during the quarter.
 22                                                                 U.S. Bancorp

     NOTE F
        LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                               June 30       December 31
(Dollars in Millions)                                             2000              1999
----------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70% to 8.35%) -- maturities
 to June 2026...............................................  $  2,850        $  2,850
Step-up subordinated notes -- due August 15, 2005...........       100             100
Floating-rate notes -- due February 27, 2000................        --             250
Federal Home Loan Bank advances (5.54% to
 8.25%) -- maturities to October 2026.......................     2,385           1,998
Medium-term notes (6.00% to 7.50%) -- maturities to December
 2004.......................................................     3,577           2,310
Bank notes (5.25% to 7.16%) -- maturities to November
 2005.......................................................    10,004           8,459
Euro medium-term notes -- due April 13, 2004................       400             400
Other.......................................................       446             196
                                                              --------------------------
   Total....................................................  $ 19,762        $ 16,563
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

     NOTE G
        INCOME TAXES

The components of income tax expense were:

                                                                 Three Months Ended        Six Months Ended
                                                                ----------------------------------------------
                                                                 June 30      June 30     June 30      June 30
(Dollars in Millions)                                               2000         1999        2000         1999
--------------------------------------------------------------------------------------------------------------
FEDERAL
Current tax.................................................    $  170.5     $  160.3    $  337.9     $  314.5
Deferred tax provision......................................        11.3         20.3        18.4         38.2
                                                                  --------------------------------------------
   Federal income tax.......................................       181.8        180.6       356.3        352.7
STATE
Current tax.................................................        32.2         30.9        62.3         61.5
Deferred tax provision......................................         2.3          3.9         4.5          7.6
                                                                  --------------------------------------------
   State income tax.........................................        34.5         34.8        66.8         69.1
                                                                  --------------------------------------------
   Total income tax provision...............................    $  216.3     $  215.4    $  423.1     $  421.8
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                 Three Months Ended        Six Months Ended
                                                                ----------------------------------------------
                                                                 June 30      June 30     June 30      June 30
(Dollars in Millions)                                               2000         1999        2000         1999
--------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%).................................    $  213.3     $  206.4    $  418.3     $  407.0
State income tax, at statutory rates, net of federal tax
 benefit....................................................        22.4         22.6        43.4         44.9
Tax effect of
   Tax-exempt interest
      Loans.................................................        (1.9)        (2.3)       (3.8)        (4.6)
      Securities............................................        (6.0)        (5.7)      (12.0)       (11.4)
   Amortization of nondeductible goodwill...................        15.0          9.2        29.9         18.8
   Tax credits and other items..............................       (26.5)       (14.8)      (52.7)       (32.9)
                                                                  --------------------------------------------
Applicable income taxes.....................................    $  216.3     $  215.4    $  423.1     $  421.8
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

    The Company's net deferred tax asset was $104.5 million at June 30, 2000, and $158.4 million at December 31, 1999.

U.S. Bancorp                                                                  23

             NOTE H
            MERGER AND INTEGRATION CHARGES

During 2000, the Company recorded $28.1 million of nonrecurring expense related to the integration of the Company's various acquisitions. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                                   Six Months Ended
(Dollars in Millions)                                 June 30, 2000
-------------------------------------------------------------------
Balance at December 31, 1999...................        $   71.9
Provision charged to operating expense.........            28.1
Cash outlays...................................           (58.8)
Additions related to purchase acquisitions.....            35.5
Noncash writedowns.............................           (19.4)
                                                       ------------
Balance at June 30, 2000.......................        $   57.3
-------------------------------------------------------------------
-------------------------------------------------------------------

The components of the merger and integration accrual were as follows:

                                              June 30    December 31
(Dollars in Millions)                            2000           1999
--------------------------------------------------------------------
Severance................................    $   26.7     $   34.6
Other employee related costs.............        12.8         16.6
Lease terminations and facility costs....         8.5          9.5
Contracts and system writeoffs...........         6.4          6.4
Other....................................         2.9          4.8
                                             ------------------------
Total....................................    $   57.3     $   71.9
--------------------------------------------------------------------
--------------------------------------------------------------------

    Employee termination plans were developed in connection with the acquisitions of U.S. Bancorp of Portland, Oregon, Piper Jaffray Companies Inc., Northwest Bancshares, Inc., Zappco, Inc., Bank of Commerce, Western Bancorp, Peninsula Bank of San Diego, and other restructurings. The severance amounts are determined based on the Company's existing severance pay programs under which benefits are paid out over a period of up to two years from the time of termination. With respect to completed acquisitions, additional merger-related charges of approximately $34.1 million on a pre-tax basis are expected to be incurred in 2000.

     NOTE I
        SHAREHOLDERS' EQUITY

The Company issued 6,969,658 shares of common stock with an aggregate value of $146.0 million in conjunction with acquisitions during the six months ended June 30, 2000.

    On February 16, 2000, the Company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2002. The new share repurchase program replaced a program that was scheduled to expire on March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under these programs, the Company has repurchased 16.2 million shares for $348.7 million for the six months ended June 30, 2000.

     NOTE J
        EARNINGS PER SHARE

The components of earnings per share were:

                                                                    Three Months Ended             Six Months Ended
                                                                --------------------------------------------------------
                                                                    June 30        June 30        June 30        June 30
(Dollars in Millions, Except Per Share Data)                           2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Net income to common stockholders...........................         $393.1         $374.3         $772.1         $741.1
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
Average shares outstanding..................................    746,011,809    723,239,415    747,175,679    722,940,060
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
Earnings per share..........................................         $  .53         $  .52         $ 1.03         $ 1.03
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Net income to common stockholders...........................         $393.1         $374.3         $772.1         $741.1
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
Average shares outstanding..................................    746,011,809    723,239,415    747,175,679    722,940,060
Net effect of the assumed purchase of stock under the stock
   option and stock purchase plans -- based on the treasury
   stock method using average market price..................      2,883,021      6,024,282      2,706,218      5,892,992
                                                                --------------------------------------------------------
Dilutive common shares outstanding..........................    748,894,830    729,263,697    749,881,897    728,833,052
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
Diluted earnings per share..................................         $  .52         $  .51         $ 1.03         $ 1.02
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

 24                                                                 U.S. Bancorp

     NOTE K
        COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to manage its interest rate and market risk and to meet the needs of its customers. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                              June 30       December 31
(Dollars in Millions)                                            2000              1999
---------------------------------------------------------------------------------------
Commitments to extend credit
   Commercial...............................................  $26,886         $28,222
   Corporate and purchasing cards...........................   19,778          18,503
   Consumer credit cards....................................   15,540          14,991
   Other consumer...........................................    6,359           6,388
Letters of credit
   Standby..................................................    3,410           3,222
   Commercial...............................................      480             317
Swap contracts
   Interest rate hedges.....................................    7,376           7,743
   Equity hedges............................................       43              --
   Intermediated............................................      485             556
Options contracts
   Hedge interest rate floors purchased.....................      500             500
   Intermediated interest rate and foreign exchange caps and
    floors purchased........................................      394             453
   Intermediated interest rate and foreign exchange caps and
    floors written..........................................      394             453
Futures and forward contracts...............................       15              34
Recourse on assets sold.....................................       94             117
Foreign currency commitments
   Commitments to purchase..................................    1,373           1,137
   Commitments to sell......................................    1,370           1,141
Commitments from securities lending.........................      790             717
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

    The Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio as of June 30, 2000. Activity for the six months ended June 30, 2000, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:

(Dollars in Millions)
----------------------------------------------------------------------
Notional amount outstanding at December 31, 1999............  $  7,743
Additions...................................................       685
Terminations................................................      (674)
Amortization................................................      (358)
Maturities..................................................       (20)
                                                                 -----
Notional amount outstanding at June 30, 2000................  $  7,376
----------------------------------------------------------------------
----------------------------------------------------------------------
Weighted average interest rate paid.........................      6.68%
Weighted average interest rate received.....................      6.32
----------------------------------------------------------------------
----------------------------------------------------------------------

    LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 1.2 years and 1.7 years at June 30, 2000 and December 31, 1999, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors was 4.63 percent both at June 30, 2000, and December 31, 1999.

    Net unamortized deferred losses relating to swaps, options and futures were $27.9 million at June 30, 2000.

U.S. Bancorp                                                                  25

     NOTE L
        SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                   Six Months Ended
                                                                -----------------------
                                                                 June 30        June 30
(Dollars in Millions)                                               2000           1999
---------------------------------------------------------------------------------------
Income taxes paid...........................................    $  264.3       $  218.4
Interest paid...............................................     1,431.0        1,118.7
Net noncash transfers to foreclosed property................        13.8           16.2
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $5.9 in 2000 and $45.1 in
 1999.......................................................        (9.9)         (73.6)
                                                                -----------------------
                                                                -----------------------
Cash acquisitions of businesses
   Fair value of noncash assets acquired....................    $     --       $  156.4
   Liabilities assumed......................................          --             --
                                                                -----------------------
      Net...................................................    $     --       $  156.4
                                                                -----------------------
                                                                -----------------------
Stock acquisitions of businesses
   Fair value of noncash assets acquired....................    $  810.7       $   42.3
   Net cash acquired........................................        24.0            3.6
   Liabilities assumed......................................      (688.7)          (9.5)
                                                                -----------------------
      Net value of common stock issued......................    $  146.0       $   36.4
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

 26                                                                 U.S. Bancorp

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                           For the Three Months Ended June 30
                                                        2000                                1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Yields                              Yields       % Change
(Dollars in Millions)                                                 and                                 and        Average
(Unaudited)                                 Balance    Interest     Rates       Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities
 U.S. Treasury..........................    $   378    $    5.3     5.64%       $   434    $    6.2     5.73%          (12.9)%
 U.S. agencies and other
   mortgage-backed......................      2,808        47.5     6.80          3,129        49.6     6.36           (10.3)
 State and political....................      1,098        20.6     7.55          1,146        21.5     7.52            (4.2)
 U.S. agencies and other................        464         5.4     4.68            417         3.8     3.66            11.3
                                            ---------------------               -------------------
   Total available-for-sale
     securities.........................      4,748        78.8     6.68          5,126        81.1     6.35            (7.4)
   Unrealized (loss) gain on
     available-for-sale securities......       (139)                                 67                                   **
                                             ------                             -------
   Net available-for-sale securities....      4,609                               5,193                                (11.2)
Trading account securities..............        755        13.7     7.30            582         9.8     6.75            29.7
Federal funds sold and resale
 agreements.............................        659         8.8     5.37            525         5.7     4.35            25.5
Loans
 Commercial
   Commercial...........................     28,952       621.8     8.64         24,629       458.4     7.47            17.6
   Real estate
     Commercial mortgage................     10,055       220.8     8.83          8,387       174.8     8.36            19.9
     Construction.......................      4,429       107.5     9.76          3,595        77.9     8.69            23.2
   Lease financing......................      2,629        49.6     7.59          2,245        40.3     7.20            17.1
                                            ---------------------               -------------------
     Total commercial...................     46,065       999.7     8.73         38,856       751.4     7.76            18.6
 Consumer
   Home equity and second mortgage......      8,934       214.4     9.65          7,804       182.3     9.37            14.5
   Credit card..........................      4,184       144.0    13.84          3,988       127.6    12.83             4.9
   Other................................      4,200       111.0    10.63          6,873       159.1     9.28           (38.9)
                                            ---------------------               -------------------
     Subtotal...........................     17,318       469.4    10.90         18,665       469.0    10.08            (7.2)
   Residential mortgage.................      2,615        50.8     7.81          2,800        54.8     7.85            (6.6)
                                            ---------------------               -------------------
     Total consumer.....................     19,933       520.2    10.50         21,465       523.8     9.79            (7.1)
                                            ---------------------               -------------------
     Total loans........................     65,998     1,519.9     9.26         60,321     1,275.2     8.48             9.4
 Allowance for credit losses............      1,047                                 993                                  5.4
                                             ------                             -------
   Net loans............................     64,951                              59,328                                  9.5
Other earning assets....................      2,385        51.0     8.60          1,425        23.8     6.70            67.4
                                            ---------------------               -------------------
     Total earning assets*..............     74,545     1,672.2     9.02         67,979     1,395.6     8.23             9.7
Other assets............................     10,726                               9,019                                 18.9
                                             ------                             -------
     Total assets.......................    $84,085                             $76,072                                 10.5%
                                             ------                             -------
                                             ------                             -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits............    $14,254                             $13,553                                  5.2%
Interest-bearing deposits
 Interest checking......................      6,478        36.3     2.25          6,098        26.6     1.75             6.2
 Money market accounts..................     12,421       130.3     4.22         12,132       100.9     3.34             2.4
 Other savings accounts.................      1,970         8.6     1.76          2,211         9.5     1.72           (10.9)
 Savings certificates...................      9,359       134.9     5.80          9,652       116.6     4.85            (3.0)
 Certificates over $100,000.............      5,917        92.1     6.26          4,333        55.2     5.11            36.6

                                            ---------------------               -------------------
     Total interest-bearing deposits....     36,145       402.2     4.48         34,426       308.8     3.60             5.0
Short-term borrowings...................      3,515        60.7     6.95          4,257        55.7     5.25           (17.4)
Long-term debt..........................     18,627       310.2     6.70         14,416       188.4     5.24            29.2
Company-obligated mandatorily redeemable
 preferred. securities                          950        19.3     8.17            950        19.4     8.19              --

                                            ---------------------               -------------------
     Total interest-bearing
       liabilities......................     59,237       792.4     5.38         54,049       572.3     4.25             9.6
Other liabilities.......................      2,710                               2,158                                 25.6
Common equity...........................      7,965                               6,271                                 27.0
Accumulated other comprehensive
 income.................................        (81)                                 41                                   **

                                             ------                             -------
     Total liabilities and shareholders'
       equity...........................    $84,085                             $76,072                                 10.5%

                                             ------                             -------                                ----------
                                             ------                             -------                                ----------
Net interest income.....................               $  879.8                            $  823.3

                                                        -------                             -------
                                                        -------                             -------
Gross interest margin...................                            3.64%                               3.98%

                                                                   ------                              ------
                                                                   ------                              ------
Gross interest margin without
 taxable-equivalent increments..........                            3.55%                               3.92%

                                                                   ------                              ------
                                                                   ------                              ------
Net interest margin.....................                            4.75%                               4.86%

                                                                   ------                              ------
                                                                   ------                              ------
Net interest margin without
 taxable-equivalent increments..........                            4.65%                               4.79%

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

 Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
 Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
 *Before deducting the allowance for credit losses and excluding the unrealized
  (loss) gain on available-for-sale securities.
**Not meaningful.

U.S. Bancorp                                                                  27

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                            For the Six Months Ended June 30
                                                        2000                                1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Yields                              Yields       % Change
(Dollars in Millions)                                                 and                                 and        Average
(Unaudited)                                 Balance    Interest     Rates       Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities
 U.S. Treasury..........................    $   381    $   10.7     5.65%       $   458    $   13.0     5.72%          (16.8)%
 U.S. agencies and other
   mortgage-backed......................      2,862        96.8     6.80          3,184       103.0     6.52           (10.1)
 State and political....................      1,107        41.6     7.56          1,161        43.7     7.59            (4.7)
 U.S. agencies and other................        477        10.7     4.51            375         7.9     4.25            27.2
                                            -------------------                 -------------------
   Total available-for-sale
     securities.........................      4,827       159.8     6.66          5,178       167.6     6.53            (6.8)
   Unrealized (loss) gain on
     available-for-sale securities......       (140)                                 86                                   **
                                             ------                             -------
   Net available-for-sale securities....      4,687                               5,264                                (11.0)
Trading account securities..............        728        29.0     8.01            570        19.0     6.72            27.7
Federal funds sold and resale
 agreements.............................        614        15.4     5.04            522        10.5     4.06            17.6
Loans
 Commercial
   Commercial...........................     28,094     1,184.0     8.48         24,212       898.5     7.48            16.0
   Real estate
     Commercial mortgage................     10,034       435.4     8.73          8,311       348.3     8.45            20.7
     Construction.......................      4,398       207.5     9.49          3,424       148.9     8.77            28.4
   Lease financing......................      2,478        90.6     7.35          2,237        80.1     7.22            10.8
                                            -------------------                 -------------------
     Total commercial...................     45,004     1,917.5     8.57         38,184     1,475.8     7.79            17.9
 Consumer
   Home equity and second mortgage......      8,839       423.5     9.64          7,645       356.7     9.41            15.6
   Credit card..........................      4,139       286.1    13.90          4,001       250.9    12.65             3.4
   Other................................      4,246       220.5    10.44          6,963       320.8     9.29           (39.0)
                                            -------------------                 -------------------
     Subtotal...........................     17,224       930.1    10.86         18,609       928.4    10.06            (7.4)
   Residential mortgage.................      2,625       101.5     7.78          2,912       112.5     7.79            (9.9)
                                            -------------------                 -------------------
     Total consumer.....................     19,849     1,031.6    10.45         21,521     1,040.9     9.75            (7.8)
                                            -------------------                 -------------------
     Total loans........................     64,853     2,949.1     9.14         59,705     2,516.7     8.50             8.6
 Allowance for credit losses............      1,038                                 995                                  4.3
                                             ------                             -------
   Net loans............................     63,815                              58,710                                  8.7
Other earning assets....................      2,322        99.4     8.61          1,387        44.5     6.47            67.4
                                            -------------------                 -------------------
     Total earning assets*..............     73,344     3,252.7     8.92         67,362     2,758.3     8.26             8.9
Other assets............................     10,761                               9,140                                 17.7
                                             ------                             -------
     Total assets.......................    $82,927                             $75,593                                  9.7%
                                             ------                             -------
                                             ------                             -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits............    $14,174                             $13,549                                  4.6%
Interest-bearing deposits
 Interest checking......................      6,344        68.6     2.17          6,062        52.1     1.73             4.7
 Money market accounts..................     12,504       255.1     4.10         12,156       206.7     3.43             2.9
 Other savings accounts.................      2,033        18.0     1.78          2,246        19.5     1.75            (9.5)
 Savings certificates...................      9,305       260.7     5.63          9,886       241.9     4.93            (5.9)
 Certificates over $100,000.............      5,691       172.7     6.10          3,902       100.2     5.18            45.8

                                              -----------------                 -------------------
     Total interest-bearing deposits....     35,877       775.1     4.34         34,252       620.4     3.65             4.7
Short-term borrowings...................      3,554       118.1     6.68          4,181       108.0     5.21           (15.0)
Long-term debt..........................     17,855       578.8     6.52         14,193       374.5     5.32            25.8
Company-obligated mandatorily redeemable
 preferred. securities                          950        38.6     8.17            950        38.7     8.21              --

                                              -----------------                 -------------------
     Total interest-bearing
       liabilities......................     58,236     1,510.6     5.22         53,576     1,141.6     4.30             8.7
Other liabilities.......................      2,727                               2,268                                 20.2
Common equity...........................      7,874                               6,147                                 28.1
Accumulated other comprehensive
 income.................................        (84)                                 53                                   **

                                             ------                             -------
     Total liabilities and shareholders'
       equity...........................    $82,927                             $75,593                                  9.7%

                                             ------                             -------                                ----------
                                             ------                             -------                                ----------
Net interest income.....................               $1,742.1                            $1,616.7

                                                        -------                             -------
                                                        -------                             -------
Gross interest margin...................                            3.70%                               3.96%

                                                                   ------                              ------
                                                                   ------                              ------
Gross interest margin without
 taxable-equivalent increments..........                            3.60%                               3.89%

                                                                   ------                              ------
                                                                   ------                              ------
Net interest margin.....................                            4.78%                               4.84%

                                                                   ------                              ------
                                                                   ------                              ------
Net interest margin without
 taxable-equivalent increments..........                            4.68%                               4.78%

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

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

 28                                                                 U.S. Bancorp

PART  II -- OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10.1  Amended and Restated Employment Agreement with John F. Grundhofer.

    12    Computation of Ratio of Earnings to Fixed Charges.

    27    Financial Data Schedule.*

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.

(b) REPORTS ON FORM 8-K

    During the three months ended June 30, 2000, the Company filed no Current Reports on Form 8-K.

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

                                    U.S. BANCORP

                                    By: /s/ TERRANCE R. DOLAN
                                      ------------------------------------------

                                        Terrance R. Dolan

                                        Senior Vice President and Controller

                                        (Chief Accounting Officer and Duly
                                        Authorized Officer)
DATE: August 11, 2000

U.S. Bancorp                                                                  29

EXHIBIT 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                 Three        Six
                                                                 Months      Months
                                                                 Ended       Ended
                                                                June 30     June 30
                                                                --------------------
(Dollars in Millions)                                             2000        2000
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
EARNINGS
 1. Net income..............................................    $  393.1    $  772.1
 2. Applicable income taxes.................................       216.3       423.1
                                                                  ------------------
 3. Net income before taxes (1 + 2).........................    $  609.4    $1,195.2
                                                                  ------------------
                                                                  ------------------

 4. Fixed charges:

    a. Interest expense excluding interest on deposits......    $  390.2    $  735.5

    b. Portion of rents representative of interest and
     amortization of debt expense...........................        14.9        27.8

                                                                  ------------------

    c. Fixed charges excluding interest on deposits (4a +
     4b)....................................................       405.1       763.3

    d. Interest on deposits.................................       402.2       775.1

                                                                  ------------------

    e. Fixed charges including interest on deposits (4c +
     4d)....................................................    $  807.3    $1,538.4

                                                                  ------------------
                                                                  ------------------

 5. Amortization of interest capitalized....................    $     --    $     --

 6. Earnings excluding interest on deposits (3 + 4c + 5)....     1,014.5     1,958.5

 7. Earnings including interest on deposits (3 + 4e + 5)....     1,416.7     2,733.6

 8. Fixed charges excluding interest on deposits (4c).......       405.1       763.3

 9. Fixed charges including interest on deposits (4e).......       807.3     1,538.4

RATIO OF EARNINGS TO FIXED CHARGES

10. Excluding interest on deposits (line 6/line 8)..........        2.50        2.57

11. Including interest on deposits (line 7/line 9)..........        1.75        1.78

------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

 30                                                                 U.S. Bancorp

                                                               ----------------
[US BANCORP LOGO(R)]                                           First Class
     U.S. Bank Place                                           U.S. Postage
     601 Second Avenue South                                   PAID
     Minneapolis, Minnesota                                    Permit No. 2440
     55402-4302                                                Minneapolis, MN
     www.usbank.com                                            ----------------
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

Web site. For information about U.S. Bancorp, including news and financial results, product information and service locations, access our home page on the Internet at www.usbank.com.

Fax. To access our fax-on-demand service, call (800) 758-5804. When asked, enter U.S. Bancorp's extension number, "312402." Enter "1" for the most current new release or "2" for a menu of news releases. Enter your fax and telephone numbers as directed. The information will be faxed to you promptly.

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