Form 10-Q
period 2000-09-30
US BANCORP \DE\
filed 2000-11-13
CIK 36104

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                U.S. BANK PLACE
                            601 SECOND AVENUE SOUTH
                       MINNEAPOLIS, MINNESOTA 55402-4302
             (Address of principal executive offices and Zip Code)

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

                      Class                                   Outstanding as of October 31, 2000
          Common Stock, $1.25 Par Value                               751,560,810 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL  SUMMARY

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions, Except Per Share Data)                            2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Income before merger-related charges and available-for-sale
   securities transactions..................................      $  410.9        $  409.0           $1,201.1        $1,161.4
Merger-related charges and available-for-sale securities
   transactions.............................................          (9.6)          (12.6)             (27.7)          (23.9)
                                                                ---------------------------------------------------------------
Net income..................................................      $  401.3        $  396.4           $1,173.4        $1,137.5
                                                                ---------------------------------------------------------------
PER COMMON SHARE BEFORE MERGER-RELATED CHARGES AND
   AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Earnings per share..........................................      $    .55        $    .56           $   1.61        $   1.60
Diluted earnings per share..................................           .55             .56               1.61            1.59
Earnings on a cash basis (diluted)*.........................           .63             .62               1.84            1.75
SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
   AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets....................................          1.92%           2.09%              1.92%           2.04%
Return on average common equity.............................          20.4            24.6               20.4            24.5
Efficiency ratio............................................          51.7            49.2               52.5            49.8
Banking efficiency ratio**..................................          43.1            42.3               44.3            42.7
                                                                ---------------------------------------------------------------
PER COMMON SHARE
Earnings per share..........................................      $    .54        $    .55           $   1.58        $   1.57
Diluted earnings per share..................................           .54             .54               1.57            1.56
Earnings on a cash basis (diluted)*.........................           .62             .60               1.80            1.72
Dividends paid..............................................          .215            .195               .645            .585
Common shareholders' equity.................................         10.95            9.20
FINANCIAL RATIOS
Return on average assets....................................          1.88%           2.02%              1.87%           1.99%
Return on average common equity.............................          19.9            23.9               19.9            24.0
Efficiency ratio............................................          52.7            50.2               53.3            50.6
Net interest margin (taxable-equivalent basis)..............          4.64            4.84               4.73            4.84
                                                                ---------------------------------------------------------------

                                                                September 30    December 31
                                                                        2000           1999
                                                                  -------------------------
PERIOD END
Loans.......................................................      $ 68,266       $ 62,885
Allowance for credit losses.................................         1,059            995
Assets......................................................        86,349         81,530
Total shareholders' equity..................................         8,142          7,638
Tangible common equity to total assets***...................           6.5%           6.5%
Tier 1 capital ratio........................................           6.7            6.8
Total risk-based capital ratio..............................          10.7           11.1
Leverage ratio..............................................           7.3            7.4
-------------------------------------------------------------------------------------------------

 *Calculated by adding amortization of goodwill and other intangible assets to operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) and net income, respectively.
 **Without investment banking and brokerage activity.
***Defined as common equity less goodwill as a percentage of total assets less goodwill.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition
   and Results of Operations (Item 2).......................      2
Quantitative and Qualitative Disclosures About Market Risk
   (Item 3).................................................     14
Financial Statements (Item 1)...............................     17
PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)...................     30
Signature...................................................     30
Exhibit 12 -- Computation of Ratio of Earnings to Fixed
   Charges..................................................     31

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future expenses and revenues, the future prospects of the Company's consumer banking business and estimated spending on growth initiatives. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained elsewhere in this Form 10-Q and in the Company's other reports on file with the SEC: (i) the Company's investments in its consumer banking, payment systems and wealth management businesses and in its Internet development could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to Company earnings; (ii) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (iii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company's on-balance sheet and off-balance sheet assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform; and
(viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp                                                                   1

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported third quarter of 2000 operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $410.9 million, compared with $409.0 million for the third quarter of 1999. On a diluted share basis, operating earnings were $.55 in the third quarter of 2000, compared with $.56 in the third quarter of 1999, a decrease of 2 percent. Operating earnings on a cash basis increased to $.63 per diluted share in the third quarter of 2000, compared with $.62 per diluted share in the third quarter of 1999, an increase of 2 percent. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 1.92 percent and 20.4 percent, respectively, in the third quarter of 2000, compared with returns of 2.09 percent and 24.6 percent, respectively, in the third quarter of 1999. The reduction in the Company's return on average common equity from the third quarter of 1999 reflects the impact of recent acquisitions, which were accounted for using the purchase method of accounting. Excluding merger-related charges, the efficiency ratio (the ratio of expenses to revenues) was
51.7 percent in the third quarter of 2000, compared with 49.2 percent in the third quarter of 1999. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity), before merger-related charges, was 43.1 percent in the third quarter of 2000, compared with 42.3 percent in the third quarter of 1999.

    Total revenue on a taxable-equivalent basis, before available-for-sale securities transactions, grew by $148.0 million, or 9 percent, over the third quarter of 1999. The increase in total revenue was driven by core loan growth, credit card fee revenue, investment banking and brokerage activity and acquisitions. Excluding the impact of acquisitions and divestitures, total revenue on a taxable-equivalent basis, before available-for-sale securities transactions, in the third quarter of 2000 would have been approximately 7 percent higher than the third quarter of 1999. Offsetting the growth in total revenue were increases in noninterest expense, before merger-related charges, of $117.0 million and provision for credit losses of $31.0 million over the third quarter of 1999. The growth in noninterest expense was primarily due to acquisitions, investment banking and brokerage activity and additional investments in sales, service quality and technology. In addition to the growth in the Company's ongoing technology investment in Internet-related products and services, the third quarter of 2000 included approximately $10.8 million of Internet infrastructure-related expense. Relative to the second quarter of 2000, total revenue growth was 2 percent (7 percent on an annualized basis). On the same basis, noninterest expense increased 1 percent (approximately 4 percent annualized).

    Net charge-offs in the third quarter of 2000 were $172.9 million, compared with second quarter of 2000 net charge-offs of $163.2 million and the third quarter of 1999 net charge-offs of $141.8 million. A portion of the increase in net charge-offs over the third quarter of 1999 was due to an expected increase in losses on the growing credit-scored small business lending portfolio. The increase in net charge-offs over the second quarter of 2000 was also partially due to higher losses on the credit-scored small business lending portfolio, as well as an increase in consumer fraud losses. The provision for credit losses of $173.0 million in the third quarter of 2000 approximated net charge-offs for the period. Nonperforming assets increased from $404.4 million at June 30, 2000, to $425.3 million at September 30, 2000, due to one commercial credit. The ratio of allowance for credit losses to nonperforming loans was 272 percent at September 30, 2000, compared with 285 percent at June 30, 2000, and 321 percent at December 31, 1999.

    Net income was $401.3 million in the third quarter of 2000, or $.54 per diluted share, compared with $396.4 million, or $.54 per diluted share, in the third quarter of 1999. Return on average assets and return on average common equity were 1.88 percent and 19.9 percent, respectively, in the third quarter of 2000, compared with returns of 2.02 percent and 23.9 percent in the third quarter of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of $9.6 million ($14.7 million on a pre-tax basis) in the third quarter of 2000 and $12.6 million ($20.2 million on a pre-tax basis) in the third quarter of 1999.

    Operating earnings in the first nine months of 2000 were $1.20 billion compared with $1.16 billion in the

 2                                                                  U.S. Bancorp

     TABLE 1
         SUMMARY OF CONSOLIDATED INCOME

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
(Taxable-equivalent Basis;                                      September 30    September 30       September 30    September 30
Dollars In Millions, Except Per Share Data)                             2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Interest income.............................................      $1,737.8        $1,462.1           $4,990.5        $4,220.4
Interest expense............................................         854.8           617.1            2,365.4         1,758.7
                                                                ---------------------------------------------------------------
   Net interest income......................................         883.0           845.0            2,625.1         2,461.7
Provision for credit losses.................................         173.0           142.0              490.0           385.0
                                                                ---------------------------------------------------------------
   Net interest income after provision for credit losses....         710.0           703.0            2,135.1         2,076.7
Available-for-sale securities gains (losses)................           1.0            (3.4)               1.0            (3.4)
Other noninterest income....................................         826.0           716.0            2,423.1         1,998.2
Merger-related charges......................................          15.7            16.8               43.8            34.7
Other noninterest expense...................................         884.4           767.4            2,648.9         2,221.1
                                                                ---------------------------------------------------------------
   Income before income taxes...............................         636.9           631.4            1,866.5         1,815.7
Taxable-equivalent adjustment...............................          17.5            10.3               51.9            31.7
Income taxes................................................         218.1           224.7              641.2           646.5
                                                                ---------------------------------------------------------------
   Net income...............................................      $  401.3        $  396.4           $1,173.4        $1,137.5
                                                                ---------------------------------------------------------------
FINANCIAL RATIOS
Return on average assets....................................          1.88%           2.02%              1.87%           1.99%
Return on average common equity.............................          19.9            23.9               19.9            24.0
Net interest margin (taxable-equivalent basis)..............          4.64            4.84               4.73            4.84
Efficiency ratio............................................          52.7            50.2               53.3            50.6
Efficiency ratio before merger-related charges..............          51.7            49.2               52.5            49.8
Banking efficiency ratio before merger-related charges*.....          43.1            42.3               44.3            42.7
                                                                ---------------------------------------------------------------
PER COMMON SHARE
Earnings per share..........................................      $    .54        $    .55           $   1.58        $   1.57
Diluted earnings per share..................................           .54             .54               1.57            1.56
Dividends paid..............................................          .215            .195               .645            .585
-------------------------------------------------------------------------------------------------------------------------------

*Without investment banking and brokerage activity.

first nine months of 1999. On a diluted per share basis, operating earnings were $1.61 in the first nine months of 2000, compared with $1.59 in the first nine months of 1999, an increase of 1 percent. On a diluted per share basis, cash operating earnings were $1.84 in the first nine months of 2000, compared with $1.75 in the first nine months of 1999, an increase of 5 percent. Year-to-date return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 1.92 percent and 20.4 percent, respectively, compared with returns of 2.04 percent and 24.5 percent, respectively, in the first nine months of 1999. Excluding merger-related charges, the efficiency ratio was 52.5 percent in the first nine months of 2000, compared with 49.8 percent in the first nine months of 1999. On a similar basis, the banking efficiency ratio was 44.3 percent in the first nine months of 2000, compared with 42.7 percent in the first nine months of 1999.

    Net income in the first nine months of 2000 was $1.17 billion, or $1.57 per diluted share, compared with $1.14 billion, or $1.56 per diluted share, in the first nine months of 1999. Return on average assets and return on average common equity were 1.87 percent and 19.9 percent, respectively, in the first nine months of 2000, compared with returns of 1.99 percent and 24.0 percent, respectively, in the same period of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of $27.7 million ($42.8 million on a pre-tax basis) in the first nine months of 2000, compared with $23.9 million ($38.1 million on a pre-tax basis) in the first nine months of 1999.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results in the first nine months of 2000 reflect purchase and divestiture transactions from or to the date of completion.

    On September 28, 2000, the Company acquired Lyon Financial Services, Inc., a wholly owned subsidiary of the privately held Schwan's Sales Enterprises Inc. in Marshall, Minnesota. Lyon Financial specializes in small-ticket lease transactions and has $1.3 billion in assets.

U.S. Bancorp                                                                   3

     TABLE 2
         LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                                 Wholesale                                Consumer
                                                                  Banking                                 Banking
                                                    ----------------------------------------------------------------------------
For the Three Months Ended September 30                                          Percent                                 Percent
(Dollars in Millions)                                   2000          1999        Change        2000          1999        Change
--------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
   (taxable-equivalent basis)...................    $  416.3      $  366.2          13.7%   $  341.8      $  335.3           1.9%
Provision for credit losses.....................        31.5          26.8          17.5        52.2          58.9         (11.4)
Noninterest income..............................       116.8          99.5          17.4       131.3         137.9          (4.8)
Noninterest expense.............................       221.8         187.6          18.2       224.0         208.4           7.5
Goodwill and other intangible assets expense....        23.1          16.4          40.9        15.1          11.0          37.3
Income taxes and taxable-equivalent
   adjustment...................................        95.0          86.9           9.3        67.3          72.1          (6.7)
                                                    ----------------------                  ----------------------
Income before merger-related charges and
   available-for-sale securities transactions...    $  161.7      $  148.0           9.3    $  114.5      $  122.8          (6.8)
                                                    ----------------------                  ----------------------
Net merger-related charges and
   available-for-sale
   securities transactions (after-tax)*.........
Net income......................................
AVERAGE BALANCE SHEET DATA
Loans...........................................    $ 41,981      $ 35,768          17.4    $ 11,200      $ 12,873         (13.0)
Assets..........................................      46,193        39,194          17.9      12,735        14,023          (9.2)
Deposits........................................      11,803        10,845           8.8      31,289        29,902           4.6
Common equity...................................       4,877         3,764          29.6       1,246         1,141           9.2
                                                    ----------------------                  ----------------------
Return on average assets........................        1.39%         1.50%                     3.58%         3.47%
Return on average common equity ("ROCE")........        13.2          15.6                      36.6          42.7
Efficiency ratio................................        45.9          43.8                      50.5          46.4
Efficiency ratio on a cash basis**..............        41.6          40.3                      47.3          44.0
--------------------------------------------------------------------------------------------------------------------------------

                                                                Wholesale                                Consumer
                                                                 Banking                                 Banking
                                                   ----------------------------------------------------------------------------
For the Nine Months Ended September 30                                          Percent                                 Percent
(Dollars in Millions)                                  2000          1999        Change        2000          1999        Change
-------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
   (taxable-equivalent basis)..................    $1,232.4      $1,071.8          15.0%   $1,014.3      $  987.7           2.7%
Provision for credit losses....................        92.8          78.3          18.5       151.1         156.8          (3.6)
Noninterest income.............................       353.3         309.8          14.0       378.2         353.5           7.0
Noninterest expense............................       641.9         562.2          14.2       663.8         623.0           6.5
Goodwill and other intangible assets expense...        69.1          47.6          45.2        45.5          32.2          41.3
Income taxes and taxable-equivalent
   adjustment..................................       289.3         256.6          12.7       196.9         195.8            .6
                                                   ----------------------                  ----------------------
Income before merger-related charges and
   available-for-sale securities
   transactions................................    $  492.6      $  436.9          12.7    $  335.2      $  333.4            .5
                                                   ----------------------                  ----------------------
Net merger-related charges and
   available-for-sale securities transactions
   (after-tax)*................................
Net income.....................................
AVERAGE BALANCE SHEET DATA
Loans..........................................    $ 41,241      $ 34,862          18.3    $ 10,858      $ 12,846         (15.5)
Assets.........................................      45,363        38,148          18.9      12,408        13,989         (11.3)
Deposits.......................................      11,640        10,808           7.7      31,080        30,461           2.0
Common equity..................................       4,797         3,590          33.6       1,227         1,142           7.4
                                                   ----------------------                  ----------------------
Return on average assets.......................        1.45%         1.53%                     3.61%         3.19%
Return on average common equity ("ROCE").......        13.7          16.3                      36.5          39.0
Efficiency ratio...............................        44.8          44.1                      50.9          48.9
Efficiency ratio on a cash basis**.............        40.5          40.7                      47.7          46.5
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

 4                                                                  U.S. Bancorp

               Payment                   Wealth Management and             Corporate                   Consolidated
               Systems                      Capital Markets                 Support                       Company
-----------------------------------------------------------------------------------------------------------------------------
                          Percent                          Percent                                                    Percent
          2000     1999    Change          2000     1999    Change          2000      1999          2000       1999    Change
-----------------------------------------------------------------------------------------------------------------------------
    $     91.7   $ 94.3     (2.8%)   $     49.4   $ 42.9      15.2%   ($    16.2)  $   6.3    $    883.0   $  845.0       4.5%
          83.9     73.9     13.5            1.5      1.2      25.0           3.9     (18.8)        173.0      142.0      21.8
         208.5    168.7     23.6          335.9    278.9      20.4          33.5      31.0         826.0      716.0      15.4
         110.7     91.7     20.7          302.8    244.7      23.7         (33.8)     (6.6)        825.5      725.8      13.7
          14.6     10.0     46.0            6.1      4.2      45.2            --        --          58.9       41.6      41.6
          33.7     32.3      4.3           27.7     26.5       4.5          17.0      24.8         240.7      242.6       (.8)
    -------------------              -------------------              --------------------    ---------------------
    $     57.3   $ 55.1      4.0     $     47.2   $ 45.2       4.4    $     30.2   $  37.9         410.9      409.0        .5
    -------------------              -------------------              --------------------
                                                                                                    (9.6)     (12.6)      ***
                                                                                              ---------------------
                                                                                              $    401.3   $  396.4       1.2
                                                                                              ---------------------
    $    9,001   $8,011     12.4     $    3,061   $2,422      26.4    $    1,990   $ 2,275    $   67,233   $ 61,349       9.6
         9,644    8,647     11.5          7,083    5,793      22.3         9,453    10,043        85,108     77,700       9.5
           165      141     17.0          3,821    3,326      14.9         3,834     3,502        50,912     47,716       6.7
         1,024      802     27.7          1,317    1,176      12.0          (432)     (295)        8,032      6,588      21.9
    -------------------              -------------------              --------------------    ---------------------
          2.36%    2.53%                   2.65%    3.10%                                           1.92%      2.09%
          22.3     27.3                    14.3     15.2                                            20.4       24.6
          41.7     38.7                    80.2     77.3                                            51.7       49.2
          36.9     34.9                    78.6     76.0                                            48.3       46.5
-----------------------------------------------------------------------------------------------------------------------------

               Payment                   Wealth Management and             Corporate                   Consolidated
               Systems                      Capital Markets                 Support                       Company
-----------------------------------------------------------------------------------------------------------------------------
                          Percent                          Percent                                                    Percent
          2000     1999    Change          2000     1999    Change          2000      1999          2000       1999    Change
-----------------------------------------------------------------------------------------------------------------------------
    $    273.8   $264.1       3.7%   $    144.9   $122.1      18.7%   ($    40.3)  $  16.0    $  2,625.1   $2,461.7       6.6%
         240.5    227.9       5.5           4.2      3.3      27.3           1.4     (81.3)        490.0      385.0      27.3
         572.8    446.4      28.3       1,057.6    845.7      25.1          61.2      42.8       2,423.1    1,998.2      21.3
         308.4    248.1      24.3         918.1    723.9      26.8         (57.2)    (52.1)      2,475.0    2,105.1      17.6
          41.0     24.2      69.4          18.3     12.0      52.5            --        --         173.9      116.0      49.9
          95.0     77.8      22.1          96.9     84.6      14.5          30.1      77.6         708.2      692.4       2.3
    -------------------              -------------------              --------------------    ---------------------
    $    161.7   $132.5      22.0    $    165.0   $144.0      14.6    $     46.6   $ 114.6       1,201.1    1,161.4       3.4
    -------------------              -------------------              --------------------
                                                                                                   (27.7)     (23.9)      ***
                                                                                              ---------------------
                                                                                              $  1,173.4   $1,137.5       3.2
                                                                                              ---------------------
    $    8,566   $7,859       9.0    $    2,933   $2,276      28.9    $    2,054   $ 2,416    $   65,652   $ 60,259       8.9
         9,175    8,357       9.8         6,915    5,475      26.3         9,799    10,334        83,660     76,303       9.6
           125       97      28.9         3,729    3,244      15.0         3,766     3,162        50,340     47,772       5.4
           934      709      31.7         1,307    1,147      13.9          (393)     (257)        7,872      6,331      24.3
    -------------------              -------------------              --------------------    ---------------------
          2.35%    2.12%                   3.19%    3.52%                                           1.92%      2.04%
          23.1     25.0                    16.9     16.8                                            20.4       24.5
          41.3     38.3                    77.9     76.0                                            52.5       49.8
          36.4     34.9                    76.3     74.8                                            49.0       47.2
-----------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                   5

    On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology leasing company with total assets of $280 million. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, which had 11 branches in San Diego county and total assets of $491 million. On November 15, 1999, the Company completed the acquisition of Western Bancorp. Western Bancorp had $2.5 billion in total assets with 31 branches in southern California in Los Angeles, Orange and San Diego counties. The purchase price of approximately $932 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. On September 17, 1999, the Company completed its acquisition of the investment banking division of The John Nuveen Company, which became part of the U.S. Bancorp Piper Jaffray Fixed Income Capital Markets division. On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems Inc., which is now part of the Payment Systems business unit. On July 15, 1999, the Company completed its acquisition of the San Diego-based Bank of Commerce, one of the nation's largest U.S. Small Business Administration ("SBA") lenders. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. These transactions were all accounted for as purchase acquisitions.

    With respect to divestiture transactions, the Company completed the sale of 28 branches in Kansas and Iowa on September 24, 1999, with aggregate deposits of $364 million. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business.

    On October 13, 2000, the Company acquired Scripps Financial Corporation of San Diego, which has ten branches in San Diego county and total assets of $650 million.

    On October 4, 2000, the Company announced that it had signed a definitive agreement to be acquired by Firstar Corporation of Milwaukee, Wisconsin in a tax-free exchange of shares. U.S. Bancorp shareholders will receive 1.265 shares of the combined company stock for every share of U.S. Bancorp stock. Pending all regulatory and shareholder approvals, the transaction is expected to close in the first quarter of 2001 and be accounted for as a pooling-of-interests.

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

WHOLESALE BANKING Wholesale Banking includes lending, treasury management, corporate trust and other financial services to middle market, large corporate and public sector clients. The business line contributed operating earnings of $161.7 million in the third quarter of 2000, an increase of 9 percent over the third quarter of 1999, and $492.6 million in the first nine months of 2000, a 13 percent increase over the same period of 1999. Strong revenue growth, primarily due to core loan growth and bank acquisitions, was partially offset by an increase in provision for credit losses and higher noninterest expense. Return on average assets was 1.39 percent in the third quarter of 2000 and 1.45 percent in the first nine months of 2000, compared with 1.50 percent and 1.53 percent for the same periods of 1999. Return on average common equity was 13.2 percent in the third quarter of 2000 and 13.7 percent in the first nine months of 2000, compared with 15.6 percent and 16.3 percent for the same periods of 1999.

    Net interest income increased 14 percent in the third quarter and 15 percent in the first nine months of 2000, compared with the same periods of 1999. Strong growth in net interest income was primarily due to core commercial loan growth and bank acquisitions. The increase in the provision for credit losses of 18 percent for the third quarter and 19 percent for the first nine months of 2000 also reflected growth in the loan portfolio. Noninterest income increased 17 percent in the third quarter and 14 percent in the first nine months of 2000, compared with the same periods of the prior year. The increase in noninterest income was primarily due to leasing activities, the timing of ongoing sales of SBA loans and acquisitions. Noninterest expense (including amortization of intangible assets) increased 20 percent in the third quarter and 17 percent in the first nine months of 2000, compared with the same periods of 1999. The increase in noninterest expense was primarily due to acquisitions and SBA lending activities. The efficiency ratio on a cash basis was

 6                                                                  U.S. Bancorp

41.6 percent in the third quarter and 40.5 percent in the first nine months of 2000, compared with 40.3 percent and 40.7 percent in the same periods of 1999.

CONSUMER BANKING Consumer Banking delivers products and services to the broad consumer market and small-businesses through branch offices, telemarketing, online services, direct mail and automated teller machines ("ATMs"). The business line contributed operating earnings of $114.5 million during the third quarter of 2000, a 7 percent decrease from the third quarter of 1999, and $335.2 million for the first nine months of 2000, a slight increase compared with the same period of 1999. Third quarter and year-to-date return on average assets improved to 3.58 percent and 3.61 percent, respectively, compared with 3.47 percent and 3.19 percent in the same periods of the prior year. Return on average common equity was 36.6 percent for the third quarter and 36.5 percent for the first nine months of 2000, compared with 42.7 percent and 39.0 percent in the same periods of 1999.

    Total revenue in the third quarter of 2000 was essentially equal to total revenue in the third quarter of 1999, primarily due to the expected reduction in the indirect automobile portfolio, a gain from the sale of student loans in the third quarter of 1999 and a third quarter of 2000 loss on the Company's equity investment in New Century Financial Corporation accounted for under the equity method based on New Century's reported earnings. After consideration of the timing of revenues derived from student loan sales and the loss associated with New Century, the growth in revenue would have approximated prior quarters' revenue growth. For the first nine months of 2000 total revenue improved 4 percent over the same period in 1999. A reduction in the business line's provision for credit losses, primarily due to improved deposit fraud management and the divestiture of the indirect automobile portfolio, was more than offset by an increase in noninterest expense. Noninterest expense (including intangible expense) increased 9 percent for the third quarter of 2000 and 8 percent the first nine months of 2000 compared with the same periods of 1999. The Company is currently investing in a number of customer service quality initiatives and enhanced technology designed to improve the earnings growth of the Consumer Banking business line. As with any investment, successful achievement of the anticipated deposit and loan growth and related contribution to earnings is subject to a number of uncertainties.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. The business line contributed operating earnings of $57.3 million in the third quarter of 2000, an increase of 4 percent over the third quarter of 1999, and $161.7 million for the first nine months of 2000, representing a 22 percent increase over the same period of 1999. Third quarter and year-to-date return on average assets were 2.36 percent and 2.35 percent, respectively, compared with 2.53 percent and 2.12 percent in the same periods of the prior year. Return on average common equity was 22.3 percent and 23.1 percent in the third quarter and first nine months of 2000, respectively, compared with 27.3 percent and 25.0 percent in the same periods of 1999.

    Total revenue increased 14 percent and 19 percent over the third quarter and first nine months of 1999, respectively. Strong growth in corporate and retail card product fees and ATM processing-related revenue was partially offset by a slight reduction in net interest income, reflecting the growth in the business line's noninterest-bearing corporate-card loans. Payment Systems' revenue growth was partially offset by increases in provision for credit losses and noninterest expense over the third quarter and first nine months of 1999, reflecting continued growth in investments in key strategic co-brand partnerships, new products and technology, as well as transaction volume.

WEALTH MANAGEMENT AND CAPITAL MARKETS Wealth Management and Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of banking centers and brokerage offices. It also offers institutional trust, investment management services, and private banking and personal trust services. The business line contributed operating earnings of $47.2 million in the third quarter of 2000, an increase of 4 percent compared with the third quarter of 1999, and $165.0 million for the first nine months of 2000, a 15 percent increase over the first nine months of 1999. Return on average common equity for the third quarter of 2000 decreased to
14.3 percent, compared with 15.2 percent in the third quarter of the prior year. The return on average common equity improved slightly to 16.9 percent from 16.8 percent in the first nine months of 2000 compared with the same period of 1999.

    During the third quarter of 2000, total revenue grew by 20 percent over the third quarter of 1999 and 24 percent over the first nine months of 1999 primarily due to increases in investment banking, trading account profits and commissions, trust fees and growth in loans and deposits in Private Financial Services. Offsetting the

U.S. Bancorp                                                                   7

     TABLE 3
         ANALYSIS OF NET INTEREST INCOME

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars In Millions)                                                   2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Net interest income, as reported............................       $865.5          $834.7            $2,573.2        $2,430.0
   Taxable-equivalent adjustment............................         17.5            10.3                51.9            31.7
                                                                ---------------------------------------------------------------
Net interest income (taxable-equivalent basis)..............       $883.0          $845.0            $2,625.1        $2,461.7
                                                                ---------------------------------------------------------------
Average yields and weighted average rates
 (taxable-equivalent basis)
   Earning assets yield.....................................         9.13%           8.37%               8.99%           8.30%
   Rate paid on interest-bearing liabilities................         5.67            4.45                5.37            4.35
                                                                ---------------------------------------------------------------
Gross interest margin.......................................         3.46%           3.92%               3.62%           3.95%
                                                                ---------------------------------------------------------------
Net interest margin.........................................         4.64%           4.84%               4.73%           4.84%
                                                                ---------------------------------------------------------------
Net interest margin without taxable-equivalent increments...         4.55%           4.78%               4.64%           4.78%
-------------------------------------------------------------------------------------------------------------------------------

positive impact of revenue growth, noninterest expense (including amortization of intangible assets) increased 24 percent in the third quarter and 27 percent in the first nine months of 2000, compared with the same periods of 1999. The increases were primarily due to the increase in investment banking and brokerage activity, office expansion and other growth initiatives.

CORPORATE SUPPORT Corporate Support includes the net effect of support units after internal revenue and expense allocations, treasury and other corporate activities. Operating earnings in the third quarter declined $7.7 million and $68 million during the first nine months of 2000 as compared with the same periods of 1999. The reductions primarily reflect the change in the residual allocations associated with provision for credit losses, planned declines in the residential real estate portfolio, noninterest expenses from operational activities and the effect of a rising rate environment.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Third quarter net interest income on a taxable-equivalent basis was $883.0 million compared with $845.0 million in the third quarter of 1999. Year-to-date net interest income on a taxable-equivalent basis was $2.63 billion, compared with $2.46 billion in the first nine months of 1999. For the third quarter and on a year-to-date basis, average earning assets increased 9 percent compared with the same periods of 1999. The increase was primarily driven by core commercial and home equity and second mortgage loan growth and acquisitions, partially offset by reductions in securities, indirect automobile loans and residential mortgage loans. The net interest margin decreased from
4.84 percent in both the third quarter and first nine months of 1999 to 4.64 percent and 4.73 percent in the third quarter and first nine months of 2000. The decrease reflects lagging core deposit growth relative to the growth in total earning assets which has increased the Company's incremental cost of funding.

    Average loans for the third quarter and first nine months of 2000 increased 10 percent and 9 percent, respectively, compared with the same periods of the prior year. Excluding indirect automobile and residential mortgage loans, average loans for both the third quarter and first nine months of 2000 were higher by approximately $8.05 billion (14 percent) and $7.91 billion (14 percent), respectively, than the third quarter and first nine months of 1999. The decline in indirect automobile loans reflects a $1.8 billion loan sale completed in the third quarter of 1999. The Company is in the process of exiting this business. Without acquisitions, average loans, excluding indirect automobile and residential mortgage loans, were higher than the third quarter and first nine months of 1999 by 10 percent for both periods. Average available-for-sale securities for the third quarter and first nine months of 2000 decreased by $659 million and $454 million, respectively, from the third quarter and first nine months of 1999, reflecting both maturities and sales of securities.

PROVISION FOR CREDIT LOSSES In the third quarter of 2000, the provision for credit losses was $173.0 million, an increase of $31 million (22 percent) from $142.0 million in the same quarter of 1999. The provision for credit losses in the first nine months of 2000 was $490.0 million, an increase of $105 million (27 percent) from $385.0 million in the same period of 1999. Third quarter and year-to-date net charge-offs totaled $172.9 million and $490.1 million, respectively, up from $141.8 million and $421.7 million in the same periods of 1999. The increase in net charge-offs during 2000 was primarily due to commercial loan charge-offs including the growing credit-scored small business

 8                                                                  U.S. Bancorp

     TABLE 4
         NONINTEREST INCOME

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions)                                                   2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Credit card fee revenue.....................................      $  192.8        $  161.3           $  529.4        $  436.8
Trust and investment management fees........................         119.9           113.8              354.0           343.2
Service charges on deposit accounts.........................         120.8           112.2              347.3           323.1
Investment products fees and commissions....................          81.3            79.5              279.3           259.7
Investment banking revenue..................................          97.3            60.1              264.1           156.6
Trading account profits and commissions.....................          50.0            48.4              191.8           150.4
Other.......................................................         163.9           140.7              457.2           328.4
                                                                ---------------------------------------------------------------
   Total operating noninterest income.......................         826.0           716.0            2,423.1         1,998.2
Available-for-sale securities gains (losses)................           1.0            (3.4)               1.0            (3.4)
                                                                ---------------------------------------------------------------
   Total noninterest income.................................      $  827.0        $  712.6           $2,424.1        $1,994.8
-------------------------------------------------------------------------------------------------------------------------------

lending portfolio. On a year-to-date basis, this increase was partially offset by lower consumer loan charge-offs. Refer to "Corporate Risk Management" for further information on credit quality.

NONINTEREST INCOME Third quarter 2000 noninterest income was $827.0 million, an increase of $114.4 million (16 percent) from the third quarter of 1999. Noninterest income in the first nine months of 2000 was $2.42 billion, an increase of $429.3 million (22 percent) from $1.99 billion in the first nine months of 1999. Noninterest income in the third quarter of 2000 included net gains from available-for-sale securities transactions of $1.0 million as compared with net losses of $3.4 million in the same period of 1999. Excluding the impact of acquisitions and divestitures, noninterest income, before available-for-sale securities transactions, in the third quarter and first nine months of 2000 would have been approximately 14 percent higher than the third quarter of 1999 and 19 percent higher than the first nine months of 1999.

    Credit card fee revenue was higher for the third quarter and first nine months of 2000 by $31.5 million (20 percent) and $92.6 million (21 percent), respectively, reflecting continued growth in corporate and retail card product fees, ATM processing-related revenue and acquisitions. Investment banking revenue was higher in the third quarter and first nine months of 2000 compared with the same periods of 1999 by $37.2 million (62 percent) and $107.5 million (69 percent), respectively, due to strong equity capital markets activity at U.S. Bancorp Piper Jaffray. Other income increased by $23.2 million, or 16 percent, over the third quarter of 1999 and $128.8 million, or 39 percent, over the first nine months of 1999. The increases reflect the impact of acquisitions, U.S. Bancorp Piper Jaffray managed account fees, revenues associated with equity investments, and the timing of sales of SBA loans, partially offset by the third quarter of 1999 gain-on-sale of branches in Kansas and Iowa. Year-to-date results also reflect the second quarter $35 million gain on the disposal of the Company's ownership interests in a Portland office building, and a $10.8 million first quarter gain on the sale of a Boise building.

NONINTEREST EXPENSE Third quarter 2000 noninterest expense, before merger-related charges, totaled $884.4 million, an increase of $117.0 million (15 percent) from $767.4 million in the third quarter of 1999. Year-to-date noninterest expense, before merger-related charges, was $2.65 billion, an increase of $427.8 million (19 percent) from $2.22 billion in the first nine months of 1999. The increase in noninterest expense over the third quarter and first nine months of 1999 was primarily the result of acquisitions, the increase in investment banking and brokerage activity and the Company's continuing investment in sales, service quality and technology. In addition to ongoing investments in Internet-related products and services, the third quarter and first nine months of 2000 included approximately $10.8 million and $31.0 million, respectively, of incremental spending on Internet infrastructure-related initiatives. As with any such investment, the anticipated benefits are subject to a number of uncertainties.

    The banking efficiency ratio, excluding merger-related charges, was 43.1 percent and 44.3 percent for the third quarter and first nine months of 2000, respectively, compared with 42.3 percent and 42.7 percent for the same periods of 1999. The overall efficiency ratio increased slightly due to the planned investments in Internet technology and other customer-related initiatives. The Company has accelerated the development of its capabilities to deliver its products and services over the Internet.

    Third quarter of 2000 noninterest expense was $900.1 million, compared with $784.2 million in the third quarter of 1999. Year-to-date noninterest expense

U.S. Bancorp                                                                   9

     TABLE 5
         NONINTEREST EXPENSE

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions)                                                   2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Salaries....................................................      $  417.5        $  352.4           $1,263.7        $1,063.2
Employee benefits...........................................          63.0            59.8              208.4           183.4
Net occupancy...............................................          59.5            51.9              171.8           151.8
Furniture and equipment.....................................          43.7            40.9              125.3           118.0
Professional services.......................................          23.3            17.0               66.8            47.6
Telephone...................................................          22.9            20.3               66.0            55.7
Advertising and marketing...................................          20.5            18.5               58.3            46.2
Other personnel costs.......................................          20.8            16.7               52.3            49.2
Goodwill and other intangible assets........................          58.9            41.6              173.9           116.0
Other.......................................................         154.3           148.3              462.4           390.0
                                                                ---------------------------------------------------------------
   Total operating noninterest expense......................         884.4           767.4            2,648.9         2,221.1
Merger-related charges......................................          15.7            16.8               43.8            34.7
                                                                ---------------------------------------------------------------
   Total noninterest expense................................      $  900.1        $  784.2           $2,692.7        $2,255.8
                                                                ---------------------------------------------------------------
Efficiency ratio*...........................................          52.7%           50.2%              53.3%           50.6%
Efficiency ratio before merger-related charges..............          51.7            49.2               52.5            49.8
Banking efficiency ratio before merger-related charges**....          43.1            42.3               44.3            42.7
Average number of full-time equivalent employees............        29,047          26,907             28,803          26,871
-------------------------------------------------------------------------------------------------------------------------------

 *Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding available-for-sale securities gains and losses.

**Without investment banking and brokerage activity.

was $2.69 billion, compared with $2.26 billion in the first nine months of 1999. Noninterest expense in the third quarter and first nine months of 2000 included nonrecurring merger-related charges of $15.7 million and $43.8 million, compared with merger-related charges of $16.8 million and $34.7 million in the third quarter and first nine months of 1999. The merger-related charges incurred in 2000 were related to the integration of the Company's various acquisitions, including Mellon Network Services, Western Bancorp and Peninsula Bank of San Diego.

INCOME TAX EXPENSE The provision for income taxes was $218.1 million (an effective rate of 35.2 percent) in the third quarter and $641.2 million (an effective rate of 35.3 percent) in the first nine months of 2000, compared with $224.7 million (an effective rate of 36.2 percent) and $646.5 million (an effective rate of 36.2 percent) in the same periods of 1999.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $68.3 billion at September 30, 2000, compared with $62.9 billion at December 31, 1999. Commercial loans totaled $48.4 billion at September 30, 2000, up $5.4 billion (13 percent) from December 31, 1999. The increase was primarily attributable to continued growth in core commercial loans and acquisitions. Total consumer outstandings were $19.9 billion both at September 30, 2000 and at December 31, 1999. Excluding indirect automobile loans and residential mortgage loans, consumer loans were $17.0 billion at September 30, 2000, and $16.6 billion at December 31, 1999.

SECURITIES At September 30, 2000, available-for-sale securities totaled $4.4 billion, compared with $4.9 billion at December 31, 1999, reflecting both maturities and sales of securities.

DEPOSITS Noninterest-bearing deposits were $14.5 billion at September 30, 2000, compared with $16.1 billion at December 31, 1999. The decrease was primarily due to seasonality of business deposits. The decline was offset by an increase in interest-bearing deposits which totaled $36.8 billion at September 30, 2000, compared with $35.5 billion at December 31, 1999.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased to $3.4 billion at September 30, 2000, compared with $2.3 billion at December 31, 1999, primarily due to increased federal funds purchased.

    Long-term debt was $19.4 billion at September 30, 2000, up from $16.6 billion at December 31, 1999. The Company issued $4.8 billion of debt with an average original maturity of 1.9 years under its medium-term and bank note programs to fund core asset growth and replace wholesale funding maturities during 2000. In

 10                                                                 U.S. Bancorp

     TABLE 6
         NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
                                                                        2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................         .74%            .37%               .73%            .44%
   Real estate
      Commercial mortgage...................................          --             .25               (.05)            .03
      Construction..........................................         .44             .02                .10             .02
   Lease financing..........................................         .49             .55                .48             .25
                                                                ---------------------------------------------------------------
      Total commercial......................................         .54             .32                .48             .30
CONSUMER
   Credit card..............................................        4.48            3.50               4.31            4.42
   Other....................................................        1.86            1.97               1.90            1.83
                                                                ---------------------------------------------------------------
      Subtotal..............................................        2.50            2.30               2.48            2.39
   Residential mortgage.....................................         .03             .12                .17             .10
                                                                ---------------------------------------------------------------
      Total consumer........................................        2.18            2.03               2.18            2.09
                                                                ---------------------------------------------------------------
         Total..............................................        1.02%            .92%              1.00%            .94%
-------------------------------------------------------------------------------------------------------------------------------

addition, Federal Home Loan Bank advances, net of maturities, increased by $309 million during 2000.

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

    In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage, and macroeconomic factors. Generally, the domestic economy of the nation is considered strong, though financial markets have been volatile. Approximately 55 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon, Washington and California.

NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $172.9 million and $490.1 million in the third quarter and first nine months of 2000, respectively, compared with $141.8 million and $421.7 million in the same periods of 1999. The ratio of total net charge-offs to average loans was 1.02 percent and 1.00 percent in the third quarter and first nine months of 2000, respectively, compared with .92 and .94 percent in the same periods in 1999. Commercial loan net charge-offs were $63.9 million and $166.2 million in the third quarter and first nine months of 2000, respectively, compared with $32.7 million and $86.5 million in the same periods of 1999. The increase reflects the impact of acquisitions, the current economic conditions and growth in small business and corporate payment systems portfolios. Excluding net charge-offs of credit-scored small business and corporate payment systems products, commercial loan net charge-offs were $36.4 million, or .33 percent of the associated average loans outstanding, compared with $34.4 million, or .32 percent on the same basis, in the second quarter of 2000.

    Consumer loan net charge-offs for the quarter and year-to-date were $109.0 million and $323.9 million, respectively, compared with $109.1 million and $335.2 million for the same periods of 1999. Consumer loan net charge-offs as a percent of average loans

U.S. Bancorp                                                                  11

     TABLE 7
         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions)                                                   2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period..............................      $1,039.4        $  968.2           $  995.4        $1,000.9
CHARGE-OFFS
   Commercial
      Commercial............................................          62.2            35.4              179.3           126.2
      Real estate
         Commercial mortgage................................            .4             6.5                2.1             7.1
         Construction.......................................           5.1              .2                5.2              .6
      Lease financing.......................................           3.6             3.4               10.3             6.0
                                                                ---------------------------------------------------------------
         Total commercial...................................          71.3            45.5              196.9           139.9
   Consumer
      Credit card...........................................          50.7            40.5              144.4           146.9
      Other.................................................          74.2            88.6              229.9           250.7
                                                                ---------------------------------------------------------------
         Subtotal...........................................         124.9           129.1              374.3           397.6
      Residential mortgage..................................            .8              .9                4.3             2.7
                                                                ---------------------------------------------------------------
         Total consumer.....................................         125.7           130.0              378.6           400.3
                                                                ---------------------------------------------------------------
            Total...........................................         197.0           175.5              575.5           540.2
RECOVERIES
   Commercial
      Commercial............................................           6.7            11.5               21.8            46.1
      Real estate
         Commercial mortgage................................            .3             1.0                6.0             5.4
         Construction.......................................            .2              --                1.9              .1
      Lease financing.......................................            .2              .3                1.0             1.8
                                                                ---------------------------------------------------------------
         Total commercial...................................           7.4            12.8               30.7            53.4
   Consumer
      Credit card...........................................           3.2             5.1               10.0            14.6
      Other.................................................          12.9            15.7               43.7            50.0
                                                                ---------------------------------------------------------------
         Subtotal...........................................          16.1            20.8               53.7            64.6
      Residential mortgage..................................            .6              .1                1.0              .5
                                                                ---------------------------------------------------------------
         Total consumer.....................................          16.7            20.9               54.7            65.1
                                                                ---------------------------------------------------------------
            Total...........................................          24.1            33.7               85.4           118.5
NET CHARGE-OFFS
   Commercial
      Commercial............................................          55.5            23.9              157.5            80.1
      Real estate
         Commercial mortgage................................            .1             5.5               (3.9)            1.7
         Construction.......................................           4.9              .2                3.3              .5
      Lease financing.......................................           3.4             3.1                9.3             4.2
                                                                ---------------------------------------------------------------
         Total commercial...................................          63.9            32.7              166.2            86.5
   Consumer
      Credit card...........................................          47.5            35.4              134.4           132.3
      Other.................................................          61.3            72.9              186.2           200.7
                                                                ---------------------------------------------------------------
         Subtotal...........................................         108.8           108.3              320.6           333.0
      Residential mortgage..................................            .2              .8                3.3             2.2
                                                                ---------------------------------------------------------------
         Total consumer.....................................         109.0           109.1              323.9           335.2
                                                                ---------------------------------------------------------------
            Total...........................................         172.9           141.8              490.1           421.7
Provision charged to operating expense......................         173.0           142.0              490.0           385.0
Acquisitions and other changes..............................          19.5            (2.1)              63.7             2.1
                                                                ---------------------------------------------------------------
Balance at end of period....................................      $1,059.0        $  966.3           $1,059.0        $  966.3
                                                                ---------------------------------------------------------------
Allowance as a percentage of:
   Period-end loans.........................................          1.55%           1.60%
   Nonperforming loans......................................           272             327
   Nonperforming assets.....................................           249             297
   Annualized net charge-offs...............................           154             172
-------------------------------------------------------------------------------------------------------------------------------

 12                                                                 U.S. Bancorp

     TABLE 8
         DELINQUENT LOAN RATIOS*

                                                                September 30    December 31
90 days or more past due                                                2000           1999
-------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................           .79%           .57%
   Real estate
      Commercial mortgage...................................           .70            .84
      Construction..........................................           .68            .59
   Lease financing..........................................          1.07            .81
                                                                ---------------------------
      Total commercial......................................           .78            .65
CONSUMER
   Credit card..............................................          1.16            .96
   Other....................................................           .60            .57
                                                                ---------------------------
      Subtotal..............................................           .74            .67
   Residential mortgage.....................................          1.56           1.57
                                                                ---------------------------
      Total consumer........................................           .84            .79
                                                                ---------------------------
            Total...........................................           .80%           .69%
-------------------------------------------------------------------------------------------

 *Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

     TABLE 9
         NONPERFORMING ASSETS*

                                                                September 30    December 31
(Dollars in Millions)                                                   2000           1999
-------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................      $  216.2       $  142.4
   Real estate
      Commercial mortgage...................................          63.4           78.9
      Construction..........................................          28.5           25.3
   Lease financing..........................................          39.4           18.8
                                                                ---------------------------
      Total commercial......................................         347.5          265.4
CONSUMER
   Residential mortgage.....................................          33.7           36.0
   Other....................................................           8.0            8.6
                                                                ---------------------------
      Total consumer........................................          41.7           44.6
                                                                ---------------------------
         Total nonperforming loans..........................         389.2          310.0
OTHER REAL ESTATE...........................................          22.8           20.7
OTHER NONPERFORMING ASSETS..................................          13.3           16.8
                                                                ---------------------------
            Total nonperforming assets......................      $  425.3       $  347.5
                                                                ---------------------------
Accruing loans 90 days or more past due**...................      $  155.8       $  125.8
Nonperforming loans to total loans..........................           .57%           .49%
Nonperforming assets to total loans plus other real
 estate.....................................................           .62            .55
-------------------------------------------------------------------------------------------

 *Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
**These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

outstanding were 2.18 in both the third quarter and first nine months of 2000, compared with 2.03 and 2.09 for the same periods of 1999.
    The allowance for credit losses increased to $1,059.0 million at September 30, 2000, from $995.4 million at December 31, 1999, due to additions related to bank acquisitions and portfolio purchases. As a percentage of nonperforming loans, the allowance was 272 percent at September 30, 2000, compared with 285 percent at June 30, 2000 and 321 percent at December 31, 1999.

NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. Nonperforming assets at September 30, 2000, totaled $425.3 million, compared with $347.5 million at December 31, 1999. The ratio of nonperforming assets to loans and other real estate was

U.S. Bancorp                                                                  13

    TABLE 10
         INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At September 30, 2000 (Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Weighted            Weighted
                                                                                        Average             Average
                                                                   Notional       Interest Rate       Interest Rate
Maturity Date                                                        Amount            Received                Paid
-------------------------------------------------------------------------------------------------------------------
2000........................................................        $   10            6.23%               6.62%
2001........................................................           290            6.56                6.62
2002........................................................           545            6.22                6.62
2003........................................................         2,318            6.20                6.71
2004........................................................         1,475            6.60                6.63
Thereafter..................................................         2,610            6.42                6.62
                                                                    ------
Total.......................................................        $7,248            6.38%               6.65%
-------------------------------------------------------------------------------------------------------------------

*At September 30, 2000, the Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio.

 .62 percent at September 30, 2000, compared with .60 percent at June 30, 2000 and .55 percent at December 31, 1999.

    Accruing loans 90 days or more past due at September 30, 2000, totaled $155.8 million, compared with $125.8 million at December 31, 1999. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due increased to 2.72 percent of the portfolio at September 30, 2000, compared with 2.58 percent at June 30, 2000, and 2.65 percent at December 31, 1999. The percentage of consumer loans 90 days or more past due of the total consumer loan portfolio was .84 percent at September 30, 2000, compared with .80 percent at June 30, 2000, and .79 percent at December 31, 1999.

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

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 24 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all of the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent, as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income to 1.5 percent of forecasted net interest income over the succeeding 12 months and 3 percent of forecasted net interest income over the second 12 months given a 1 percent change in interest rates. At September 30, 2000, forecasted net interest income for the next 12 months would decrease $16 million from an immediate 100 basis point upward parallel shift in rates and would increase $20 million from a downward shift of similar magnitude. Forecasted net interest income for the second 12 months would decrease $15 million from an immediate 100 basis point upward parallel shift in rates and would increase $6 million from a downward shift of similar magnitude.

MARKET VALUE SIMULATION MODELING: The net interest income simulation model is somewhat limited by its dependence upon accurate forecasts of future business activity and the resulting effect on balance sheet assets and liabilities. As a result, its usefulness is greatly diminished for periods beyond one or two years. To better measure all interest rate risk, both short-term and long-term, the Company uses a market value simulation model. This model estimates the effect of 1 percent, 2 percent and 3 percent rate shocks on the present value of substantially all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet

 14                                                                 U.S. Bancorp
instruments. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as core deposit repricing and core deposit life. The amount of market value risk is subject to a limit, approved by the Company's Board of Directors, of .5 percent of assets for an immediate 100 basis point rate shock. The Company's market value risk position continues to be substantially lower than its limits.

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

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions, primarily receive fixed interest rate swaps and, to a lesser degree, basis swaps and interest rate caps and floors.

    During the third quarter of 2000, the Company added $60 million of receive fixed interest rate swaps. In the first nine months of 2000, the Company added $245 million of receive fixed interest rate swaps and $500 million of pay fixed interest rate swaps and terminated $674 million of receive fixed interest rate swaps to reduce interest income at risk. Interest rate swap agreements involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of September 30, 2000, the Company received and made payments on $7.2 billion notional amount of interest rate swap agreements. These swaps had a weighted average interest rate received of 6.38 percent and a weighted average interest rate paid of 6.65 percent. The remaining maturity of these agreements ranges from 1 month to 14.8 years with an average remaining maturity of 4.4 years. For the quarter and nine months ended September 30, 2000, interest rate swap agreements decreased net interest income by $7.8 million and $9.6 million, respectively, and for the quarter and nine months ended September 30, 1999, interest rate swap agreements increased net interest income by $15.2 million and $52.3 million, respectively.

    The Company also purchases interest rate caps, floors and basis swaps to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company uses interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at September 30, 2000. To hedge against falling interest rates, the Company uses interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of September 30, 2000, all of which were LIBOR-indexed, was $500 million. Basis swaps help the Company reduce the monthly interest income at risk related to mismatches in underlying repricing indices of financial instruments. During the third quarter of 2000, the Company entered into $1.0 billion of basis swaps where the Company receives 3 month LIBOR and pays 1 month LIBOR. The impact of basis swaps, caps and floors on net interest income was not significant for the nine months ended September 30, 2000, and 1999.

MARKET RISK MANAGEMENT Market risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. Market risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at September 30, 2000. The market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange, as estimated by the VaR analysis, was $15.5 million at September 30, 2000.

    In addition to the VaR analysis, the Company imposes stop loss limits and position limits. A stress-test model is used to provide management with perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

U.S. Bancorp                                                                  15

    TABLE 11
         CAPITAL RATIOS

                                                                September 30    December 31
(Dollars in Millions)                                                   2000           1999
-------------------------------------------------------------------------------------------
Tangible common equity*.....................................      $  5,434       $  5,134
   As a percent of assets...................................           6.5%           6.5%
Tier 1 capital..............................................      $  5,937       $  5,631
   As a percent of risk-adjusted assets.....................           6.7%           6.8%

Total risk-based capital....................................      $  9,476       $  9,281
   As a percent of risk-adjusted assets.....................          10.7%          11.1%
Leverage ratio..............................................           7.3            7.4
-------------------------------------------------------------------------------------------

*Defined as common equity less goodwill.

CAPITAL MANAGEMENT At September 30, 2000, tangible common equity (common equity less goodwill) was $5.4 billion, or 6.5 percent of assets, compared with $5.1 billion, or 6.5 percent, at December 31, 1999. Tier 1 and total risk-based capital ratios were 6.7 percent and 10.7 percent at September 30, 2000, compared with 6.8 percent and 11.1 percent at December 31, 1999. The September 30, 2000, leverage ratio was 7.3 percent, compared with 7.4 percent at December 31, 1999.

    On February 16, 2000, the Company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2002. The new share repurchase program replaced a program that was scheduled to expire on March 31, 2000. During the first nine months of 2000, the Company repurchased
20.2 million shares under these programs for a total dollar value of $432.2 million.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. We have evaluated the impact of the adoption of SFAS 133 and have determined, based on current market information, that it will not have a material impact on the Company.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", established accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interests retained. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The additional disclosures are required in financial statements for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a material impact on the Company.

 16                                                                 U.S. Bancorp

CONSOLIDATED  BALANCE  SHEET

                                                                September 30    December 31
(Dollars in Millions)                                                   2000           1999
-------------------------------------------------------------------------------------------
                                                                 (Unaudited)
ASSETS
Cash and due from banks.....................................      $  3,666       $  4,036
Federal funds sold..........................................           110            713
Securities purchased under agreements to resell.............           449            324
Trading account securities..................................           693            617
Available-for-sale securities...............................         4,446          4,871
Loans.......................................................        68,266         62,885
   Less allowance for credit losses.........................         1,059            995
                                                                ---------------------------
   Net loans................................................        67,207         61,890
Premises and equipment......................................           860            862
Interest receivable.........................................           540            433
Customers' liability on acceptances.........................           214            152
Goodwill and other intangible assets........................         3,254          3,066
Other assets................................................         4,910          4,566
                                                                ---------------------------
      Total assets..........................................      $ 86,349       $ 81,530
                                                                ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................      $ 14,544       $ 16,050
   Interest-bearing.........................................        30,351         29,671
   Time certificates of deposit greater than $100,000.......         6,497          5,809
                                                                ---------------------------
      Total deposits........................................        51,392         51,530
Federal funds purchased.....................................         1,324            297
Securities sold under agreements to repurchase..............         1,084          1,235
Other short-term funds borrowed.............................           944            724
Long-term debt..............................................        19,400         16,563
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............           950            950
Acceptances outstanding.....................................           214            152
Other liabilities...........................................         2,899          2,441
                                                                ---------------------------
      Total liabilities.....................................        78,207         73,892
Shareholders' equity
   Common stock, par value $1.25 a share -- authorized
     1,500,000,000 shares; issued: 9/30/00 -- 758,194,161
     shares; 12/31/99 -- 754,368,668 shares.................           948            943
   Capital surplus..........................................         1,465          1,399
   Retained earnings........................................         6,080          5,389
   Accumulated other comprehensive income...................           (33)           (62)
   Less cost of common stock in treasury:
     9/30/00 -- 14,799,833 shares; 12/31/99 -- 1,038,456
     shares.................................................          (318)           (31)
                                                                ---------------------------
      Total shareholders' equity............................         8,142          7,638
                                                                ---------------------------
      Total liabilities and shareholders' equity............      $ 86,349       $ 81,530
-------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  17

CONSOLIDATED STATEMENT OF INCOME

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
(Dollars in Millions, Except Per Share Data)                    September 30    September 30       September 30    September 30
(Unaudited)                                                             2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................      $1,582.9        $1,333.3           $4,527.3        $3,844.0
Securities
   Taxable..................................................          56.7            64.2              175.5           188.6
   Exempt from federal income taxes.........................          13.5            14.2               41.3            43.2
Other interest income.......................................          67.2            40.1              194.5           112.9
                                                                ---------------------------------------------------------------
      Total interest income.................................       1,720.3         1,451.8            4,938.6         4,188.7
INTEREST EXPENSE
Deposits....................................................         442.0           318.7            1,217.1           939.1
Federal funds purchased and repurchase agreements...........          37.0            48.4              126.5           131.4
Other short-term funds borrowed.............................          12.9            12.9               41.5            37.9
Long-term debt..............................................         343.5           217.8              922.3           592.3
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............          19.4            19.3               58.0            58.0
                                                                ---------------------------------------------------------------
      Total interest expense................................         854.8           617.1            2,365.4         1,758.7
                                                                ---------------------------------------------------------------
Net interest income.........................................         865.5           834.7            2,573.2         2,430.0
Provision for credit losses.................................         173.0           142.0              490.0           385.0
                                                                ---------------------------------------------------------------
Net interest income after provision for credit losses.......         692.5           692.7            2,083.2         2,045.0
NONINTEREST INCOME
Credit card fee revenue.....................................         192.8           161.3              529.4           436.8
Trust and investment management fees........................         119.9           113.8              354.0           343.2
Service charges on deposit accounts.........................         120.8           112.2              347.3           323.1
Investment products fees and commissions....................          81.3            79.5              279.3           259.7
Investment banking revenue..................................          97.3            60.1              264.1           156.6
Trading account profits and commissions.....................          50.0            48.4              191.8           150.4
Available-for-sale securities gains (losses)................           1.0            (3.4)               1.0            (3.4)
Other.......................................................         163.9           140.7              457.2           328.4
                                                                ---------------------------------------------------------------
      Total noninterest income..............................         827.0           712.6            2,424.1         1,994.8
NONINTEREST EXPENSE
Salaries....................................................         417.5           352.4            1,263.7         1,063.2
Employee benefits...........................................          63.0            59.8              208.4           183.4
Net occupancy...............................................          59.5            51.9              171.8           151.8
Furniture and equipment.....................................          43.7            40.9              125.3           118.0
Goodwill and other intangible assets........................          58.9            41.6              173.9           116.0
Merger-related charges......................................          15.7            16.8               43.8            34.7
Other.......................................................         241.8           220.8              705.8           588.7
                                                                ---------------------------------------------------------------
      Total noninterest expense.............................         900.1           784.2            2,692.7         2,255.8
                                                                ---------------------------------------------------------------
Income before income taxes..................................         619.4           621.1            1,814.6         1,784.0
Applicable income taxes.....................................         218.1           224.7              641.2           646.5
                                                                ---------------------------------------------------------------
Net income..................................................      $  401.3        $  396.4           $1,173.4        $1,137.5
                                                                ---------------------------------------------------------------
Earnings per share..........................................      $    .54        $    .55           $   1.58        $   1.57
Diluted earnings per share..................................      $    .54        $    .54           $   1.57        $   1.56
-------------------------------------------------------------------------------------------------------------------------------

 18                                                                 U.S. Bancorp

CONSOLIDATED  STATEMENT  OF SHAREHOLDERS'  EQUITY

                                                                                              Accumulated
                                                                                                    Other
(Dollars in Millions)                    Common Shares    Common     Capital    Retained    Comprehensive    Treasury
(Unaudited)                               Outstanding*     Stock     Surplus    Earnings           Income     Stock**       Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998............     725,761,718     $931.0    $1,247.2    $4,455.8        $ 71.8       $(735.8)    $5,970.0
Common dividends declared............                                             (426.0)                                  (426.0)
Purchase of treasury stock...........      (9,418,262)                                                        (310.6)      (310.6)
Issuance of common stock
   Acquisitions......................      10,315,236                  (33.0)                                  386.3        353.3
   Dividend reinvestment.............         551,169                   (2.9)                                   20.5         17.6
   Stock option and stock purchase
      plans..........................       3,174,870                  (49.7)                                  126.4         76.7
                                         ----------------------------------------------------------------------------------------
                                          730,384,731      931.0     1,161.6     4,029.8          71.8        (513.2)     5,681.0
Comprehensive income
Net income...........................                                            1,137.5                                  1,137.5
Other comprehensive income
   Change in net unrealized losses on
   securities of $100.3 (net of $61.5
   tax benefit) net of
   reclassification adjustment for
   losses included in net income of
   $.6 (net of $.3 tax benefit)......                                                            (99.7)                     (99.7)
                                                                                                                         --------
         Total comprehensive
            income...................                                                                                     1,037.8
                                         ----------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1999...........     730,384,731     $931.0    $1,161.6    $5,167.3        $(27.9)      $(513.2)    $6,718.8
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999............     753,330,212     $943.0    $1,398.8    $5,389.2        $(61.8)      $ (31.5)    $7,637.7
Common dividends declared............                                             (482.9)                                  (482.9)
Purchase of treasury stock...........     (20,248,002)                                                        (432.2)      (432.2)
Issuance of common stock
   Acquisitions......................       6,969,658        4.0        55.7                                    86.3        146.0
   Dividend reinvestment.............         894,599                    (.4)                                   19.1         18.7
   Stock option and stock purchase
      plans..........................       2,447,861         .7        10.7                                    40.5         51.9
                                         ----------------------------------------------------------------------------------------
                                          743,394,328      947.7     1,464.8     4,906.3         (61.8)       (317.8)     6,939.2
Comprehensive income
Net income...........................                                            1,173.4                                  1,173.4
Other comprehensive income
   Change in net unrealized losses on
   securities of $30.1 (net of $18.6
   tax expense) net of
   reclassification adjustment for
   gains included in net income of
   $.3 (net of $.2 tax expense)......                                                             29.8                       29.8
   Foreign currency translation
      adjustments....................                                                              (.8)                       (.8)
                                                                                                                         --------
         Total comprehensive
            income...................                                                                                     1,202.4
                                         ----------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2000...........     743,394,328     $947.7    $1,464.8    $6,079.7        $(32.8)      $(317.8)    $8,141.6
---------------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury. **Ending treasury shares were 14,799,833 at September 30, 2000; 1,038,456 at
  December 31, 1999; 14,413,126 at September 30, 1999; and 19,036,139 at
  December 31, 1998.

U.S. Bancorp                                                                  19

CONSOLIDATED  STATEMENT  OF CASH  FLOWS

                                                                     Nine Months Ended
                                                                ----------------------------
(Dollars in Millions)                                           September 30    September 30
(Unaudited)                                                             2000            1999
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net cash provided by operating activities................      $1,922.6        $1,900.5
                                                                ----------------------------
INVESTING ACTIVITIES
Net cash (used) provided by:
   Loans outstanding........................................      (4,323.4)       (3,060.5)
   Securities purchased under agreements to resell..........        (125.6)          128.7
Available-for-sale securities
   Sales....................................................         157.0           146.0
   Maturities...............................................         503.3         1,154.5
   Purchases................................................        (108.8)         (916.6)
Proceeds from sales of other real estate....................          19.2            25.9
Net purchases of bank premises and equipment................          (5.8)          (69.3)
Sales of loans..............................................         475.6         1,720.0
Purchases of loans..........................................        (592.9)         (254.6)
Divestitures of branches....................................            --          (352.0)
Acquisitions, net of cash received..........................        (296.0)         (220.5)
Cash and cash equivalents of acquired subsidiaries..........          24.0           107.4
Other -- net................................................        (301.8)         (339.9)
                                                                ----------------------------
   Net cash used by investing activities....................      (4,575.2)       (1,930.9)
                                                                ----------------------------
FINANCING ACTIVITIES
Net cash (used) provided by:
   Deposits.................................................        (591.1)       (2,183.5)
   Federal funds purchased and securities sold under
    agreements to repurchase................................         312.1        (1,026.0)
   Short-term borrowings....................................         219.8           246.9
Proceeds from long-term debt................................       5,241.9         4,465.1
Principal payments on long-term debt........................      (2,658.6)       (2,091.7)
Proceeds from dividend reinvestment, stock option and stock
 purchase plans.............................................          70.6            94.3
Repurchase of common stock..................................        (432.2)         (310.6)
Cash dividends..............................................        (482.9)         (426.0)
                                                                ----------------------------
   Net cash provided (used) by financing activities.........       1,679.6        (1,231.5)
                                                                ----------------------------
   Change in cash and cash equivalents......................        (973.0)       (1,261.9)
Cash and cash equivalents at beginning of period............       4,748.8         4,855.3
                                                                ----------------------------
   Cash and cash equivalents at end of period...............      $3,775.8        $3,593.4
--------------------------------------------------------------------------------------------

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

    Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 2 "Line of Business Financial Performance" on pages 4 through 8 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

             NOTE B
            ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS
133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. We have evaluated the impact of the adoption of SFAS 133 and have determined, based on current market information, that it will not have a material impact on the Company.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", established accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interests retained. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The additional disclosures are required in financial statements for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a material impact on the Company.

U.S. Bancorp                                                                  21

     NOTE C
        BUSINESS COMBINATIONS

FIRSTAR CORPORATION On October 4, 2000, the Company announced that it had signed a definitive agreement to be acquired by Firstar Corporation of Milwaukee, Wisconsin in a tax-free exchange of shares. U.S. Bancorp shareholders will receive 1.265 shares of the combined company stock for every share of U.S. Bancorp stock. On a proforma basis, the Firstar / U.S. Bancorp combination would create the 8th largest bank holding company in the United States, with assets of more than $160 billion, deposits of $107 billion, assets under management of $145 billion and a market capitalization of approximately $40 billion. The franchise will span 24 midwestern and western states with 2,200 branches. Pending all regulatory and shareholder approvals, the transaction is expected to close in the first quarter of 2001 and be accounted for as a pooling-of-interests.

The following table summarizes acquisitions by the Company completed during the past two years:

                                                                                        Goodwill &
                                                                                       Intangibles                     Accounting
(Dollars in Millions)                                    Date    Assets    Deposits       Recorded    Shares Issued        Method
---------------------------------------------------------------------------------------------------------------------------------
Scripps Financial Corporation....................    10/13/00    $  650     $  618        $113          7,435,591       Purchase
Lyon Financial Services, Inc.....................     9/28/00     1,289         --         124                 --       Purchase
Oliver-Allen Corporation.........................      4/7/00       280         --          34          2,642,708       Purchase
Peninsula Bank...................................     1/14/00       491        452          71          4,041,568       Purchase
Western Bancorp..................................    11/15/99     2,508      2,105         773         27,768,465       Purchase
Voyager Fleet Systems, Inc.......................     9/13/99        43         --          25                 --       Purchase
Bank of Commerce.................................     7/15/99       638        529         269          9,287,960       Purchase
Mellon Network Services' Electronic Funds
 Transfer Processing Unit........................     6/30/99        --         --          78                 --       Purchase
Libra Investments, Inc...........................      1/4/99        33         --           4          1,027,276       Purchase
---------------------------------------------------------------------------------------------------------------------------------

     NOTE D
        AVAILABLE-FOR-SALE SECURITIES

The detail of the amortized cost and fair value of available-for-sale securities consisted of the following:

                                                                  September 30, 2000           December 31, 1999
                                                                ---------------------------------------------------
                                                                Amortized         Fair       Amortized         Fair
(Dollars in Millions)                                                Cost        Value            Cost        Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury...............................................     $  370         $  368        $  388         $  381
U.S. agencies and other mortgage-backed.....................      2,642          2,598         2,971          2,906
Other U.S. agencies.........................................        167            171           195            196
State and political.........................................      1,078          1,084         1,132          1,135
Other.......................................................        239            225           288            253
                                                                ---------------------------------------------------
   Total....................................................     $4,496         $4,446        $4,974         $4,871
-------------------------------------------------------------------------------------------------------------------

 22                                                                 U.S. Bancorp

     NOTE E
        LOANS

The composition of the loan portfolio was as follows:

                                                                September 30       December 31
(Dollars in Millions)                                                   2000              1999
----------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................      $30,014            $26,491
   Real estate
      Commercial mortgage...................................       10,119              9,784
      Construction..........................................        4,426              4,322
   Lease financing..........................................        3,817              2,372
                                                                ------------------------------
         Total commercial...................................       48,376             42,969
                                                                ------------------------------
CONSUMER
   Home equity and second mortgage..........................        9,262              8,681
   Credit card..............................................        4,172              4,313
   Revolving credit.........................................        1,776              1,815
   Installment..............................................        1,108              1,245
   Student..................................................          676                563
                                                                ------------------------------
         Subtotal...........................................       16,994             16,617
   Indirect automobile......................................          388                638
   Residential mortgage.....................................        2,508              2,661
                                                                ------------------------------
         Total consumer *...................................       19,890             19,916
                                                                ------------------------------
            Total loans.....................................      $68,266            $62,885
----------------------------------------------------------------------------------------------

*Loans held for sale were $698 at September 30, 2000, and $608 at December 31,
 1999. This included residential mortgages held for sale and the student loan portfolio that may be sold when the repayment periods begin.

    At September 30, 2000, the Company had $348 million in loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the quarter ended September 30, 2000, the average recorded investment in impaired loans was approximately $335 million. No interest income was recognized on impaired loans during the quarter.

     NOTE F
        LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                September 30       December 31
(Dollars in Millions)                                                   2000              1999
----------------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70% to 8.35%) -- maturities
 to June 2026...............................................      $  2,850          $  2,850
Step-up subordinated notes -- due August 15, 2005...........           100               100
Floating-rate notes -- due February 27, 2000................            --               250
Federal Home Loan Bank advances (5.54% to
 8.25%) -- maturities to October 2026.......................         2,307             1,998
Medium-term notes (6.00% to 7.50%) -- maturities to December
 2004.......................................................         3,642             2,310
Bank notes (5.25% to 6.98%) -- maturities to November
 2005.......................................................         9,662             8,459
Euro medium-term notes -- due April 13, 2004................           400               400
Other.......................................................           439               196
                                                                ------------------------------
   Total....................................................      $ 19,400          $ 16,563
----------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  23

     NOTE G
        INCOME TAXES

The components of income tax expense were:

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions)                                                   2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
FEDERAL
Current tax.................................................      $  203.4        $  177.9           $  541.3        $  492.4
Deferred tax (credit) provision.............................         (21.0)           18.5               (2.6)           56.7
                                                                ---------------------------------------------------------------
   Federal income tax.......................................         182.4           196.4              538.7           549.1
STATE
Current tax.................................................          37.1            23.8               99.4            85.3
Deferred tax (credit) provision.............................          (1.4)            4.5                3.1            12.1
                                                                ---------------------------------------------------------------
   State income tax.........................................          35.7            28.3              102.5            97.4
                                                                ---------------------------------------------------------------
   Total income tax provision...............................      $  218.1        $  224.7           $  641.2        $  646.5
-------------------------------------------------------------------------------------------------------------------------------

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions)                                                   2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%).................................      $  216.8        $  217.4           $  635.1        $  624.4
State income tax, at statutory rates, net of federal tax
 benefit....................................................          23.2            18.4               66.6            63.3
Tax effect of
   Tax-exempt interest
      Loans.................................................          (1.9)           (2.2)              (5.7)           (6.8)
      Securities............................................          (6.0)           (5.5)             (18.0)          (16.9)
   Amortization of nondeductible goodwill...................          15.6            10.3               45.5            29.1
   Tax credits and other items..............................         (29.6)          (13.7)             (82.3)          (46.6)
                                                                ---------------------------------------------------------------
Applicable income taxes.....................................      $  218.1        $  224.7           $  641.2        $  646.5
-------------------------------------------------------------------------------------------------------------------------------

    The Company's net deferred tax asset was $88.0 million at September 30, 2000, and $158.4 million at December 31, 1999.

             NOTE H
            MERGER AND INTEGRATION CHARGES

During 2000, the Company recorded $43.8 million of nonrecurring expense related to the integration of the Company's various acquisitions. The following table presents a summary of activity with respect to the Company's merger and integration accrual:

                                                  Nine Months Ended
(Dollars in Millions)                            September 30, 2000
-------------------------------------------------------------------
Balance at December 31, 1999.................         $   71.9
Provision charged to operating expense,
 net.........................................             43.8
Cash outlays.................................            (74.6)
Additions related to purchase acquisitions...             39.1
Noncash writedowns and other.................            (21.9)
                                                 ------------------
Balance at September 30, 2000................         $   58.3
-------------------------------------------------------------------

The components of the merger and integration accrual were as follows:

                                         September 30    December 31
(Dollars in Millions)                            2000           1999
--------------------------------------------------------------------
Severance............................      $   20.6       $   34.6
Other employee related costs.........          12.1           16.6
Lease terminations and facility
 costs...............................           8.5            9.5
Contracts and system writeoffs.......           7.6            6.4
Other................................           9.5            4.8
                                         ---------------------------
Total................................      $   58.3       $   71.9
--------------------------------------------------------------------

    Employee termination plans were developed in connection with the acquisitions of Bank of Commerce, Western Bancorp, Peninsula Bank of San Diego, and other acquisitions. The severance amounts are determined based on the Company's existing severance pay programs under which benefits are paid out over a period of up to two years from the time of termination. With respect to completed acquisitions, additional merger-related charges of approximately $20.0 million on a pre-tax basis, are expected to be incurred in 2000.

 24                                                                 U.S. Bancorp

     NOTE I
        SHAREHOLDERS' EQUITY

The Company issued 6,969,658 shares of common stock with an aggregate value of $146.0 million in conjunction with acquisitions during the nine months ended September 30, 2000.

    On February 16, 2000, the Company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2002. The new share repurchase program replaced a program that was scheduled to expire on March 31, 2000. The shares will be repurchased in the open market or through negotiated transactions. Under these programs, the Company has repurchased 20.2 million shares for $432.2 million during the nine months ended September 30, 2000.

     NOTE J
        EARNINGS PER SHARE

The components of earnings per share were:

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions, Except Per Share Data)                            2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Net income to common stockholders...........................         $401.3          $396.4           $1,173.4        $1,137.5
                                                                ---------------------------------------------------------------
Average shares outstanding..................................    740,484,419     726,506,673        744,724,042     724,141,996
                                                                ---------------------------------------------------------------
Earnings per share..........................................         $  .54          $  .55             $ 1.58          $ 1.57
                                                                ---------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Net income to common stockholders...........................         $401.3          $396.4           $1,173.4        $1,137.5
                                                                ---------------------------------------------------------------
Average shares outstanding..................................    740,484,419     726,506,673        744,724,042     724,141,996
Net effect of the assumed purchase of stock under the stock
   option and stock purchase plans -- based on the treasury
   stock method using average market price..................      2,123,548       5,088,017          2,250,249       5,534,580
                                                                ---------------------------------------------------------------
Dilutive common shares outstanding..........................    742,607,967     731,594,690        746,974,291     729,676,576
                                                                ---------------------------------------------------------------
Diluted earnings per share..................................         $  .54          $  .54             $ 1.57          $ 1.56
-------------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  25

     NOTE K
        COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate and market risk. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments were as follows:

                                                                September 30       December 31
(Dollars in Millions)                                                   2000              1999
----------------------------------------------------------------------------------------------
Commitments to extend credit
   Commercial...............................................      $27,553            $28,222
   Corporate and purchasing cards...........................       20,561             18,503
   Consumer credit cards....................................       15,182             14,991
   Other consumer...........................................        5,911              6,388
Letters of credit
   Standby..................................................        3,489              3,222
   Commercial...............................................          417                317
Swap contracts
   Interest rate hedges.....................................        7,248              7,743
   Equity hedges............................................           80                 --
   Basis swaps..............................................        1,000                 --
   Intermediated............................................          484                556
Options contracts
   Hedge interest rate floors purchased.....................          500                500
   Intermediated interest rate and foreign exchange caps and
    floors purchased........................................          358                453
   Intermediated interest rate and foreign exchange caps and
    floors written..........................................          358                453
Futures and forward contracts...............................           71                 34
Recourse on assets sold.....................................           82                117
Foreign currency commitments
   Commitments to purchase..................................        1,767              1,137
   Commitments to sell......................................        1,758              1,141
Commitments from securities lending.........................          730                717
----------------------------------------------------------------------------------------------

    The Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio as of September 30, 2000. Activity for the nine months ended September 30, 2000, with respect to interest rate swaps which the Company uses to hedge loans, deposits and long-term debt was as follows:

(Dollars in Millions)
------------------------------------------------------------------------
Notional amount outstanding at December 31, 1999............    $  7,743
Additions...................................................         745
Terminations................................................        (674)
Amortization................................................        (521)
Maturities..................................................         (45)
                                                                --------
Notional amount outstanding at September 30, 2000...........    $  7,248
------------------------------------------------------------------------
Weighted average interest rate paid.........................        6.65%
Weighted average interest rate received.....................        6.38
------------------------------------------------------------------------

    LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of 1.0 years and 1.7 years at September 30, 2000 and December 31, 1999, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors was 4.63 percent both at September 30, 2000, and December 31, 1999.

    Net unamortized deferred losses relating to swaps, options and futures were $24.4 million at September 30, 2000.

 26                                                                 U.S. Bancorp

     NOTE L
        SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

                                                                       Nine Months Ended
                                                                -------------------------------
                                                                September 30       September 30
(Dollars in Millions)                                                   2000               1999
-----------------------------------------------------------------------------------------------
Income taxes paid...........................................      $  530.3          $   429.5
Interest paid...............................................       2,169.4            1,708.8
Net noncash transfers to foreclosed property................          19.5               26.7
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $18.4 in 2000 and $61.2 in
 1999.......................................................          29.8              (99.7)
                                                                -------------------------------
Cash acquisitions of businesses
   Fair value of noncash assets acquired....................      $  945.1          $   250.3
   Liabilities assumed......................................        (649.1)             (29.8)
                                                                -------------------------------
      Net...................................................      $  296.0          $   220.5
                                                                -------------------------------
Stock acquisitions of businesses
   Fair value of noncash assets acquired....................      $  810.7          $   798.2
   Net cash acquired........................................          24.0              107.4
   Liabilities assumed......................................        (688.7)            (552.3)
                                                                -------------------------------
      Net value of common stock issued......................      $  146.0          $   353.3
-----------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  27

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                         For the Three Months Ended September 30
                                                        2000                                1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Yields                              Yields       % Change
(Dollars in Millions)                                                 and                                 and        Average
(Unaudited)                                 Balance    Interest     Rates       Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities
   U.S. Treasury........................    $   374    $    5.3     5.64%       $   397    $    5.6     5.60%           (5.8)%
   U.S. agencies and other
      mortgage-backed...................      2,696        45.8     6.76          3,173        53.1     6.64           (15.0)
   State and political..................      1,081        20.2     7.43          1,118        21.4     7.59            (3.3)
   U.S. agencies and other..............        415         5.5     5.27            537         5.1     3.77           (22.7)
                                              -----------------                 -------------------
      Total available-for-sale
         securities.....................      4,566        76.8     6.69          5,225        85.2     6.47           (12.6)
      Unrealized loss on
         available-for-sale
         securities.....................        (82)                                (36)                                  **
                                             ------                             -------
      Net available-for-sale
         securities.....................      4,484                               5,189                                (13.6)
Trading account securities..............        866        13.9     6.39            659        10.5     6.32            31.4
Federal funds sold and resale
   agreements...........................        614         9.5     6.16            501         5.6     4.43            22.6
Loans
   Commercial
      Commercial........................     29,996       664.7     8.82         25,360       491.3     7.69            18.3
      Real estate
         Commercial mortgage............     10,180       227.3     8.88          8,654       183.7     8.42            17.6
         Construction...................      4,434       108.2     9.71          3,734        83.3     8.85            18.7
      Lease financing...................      2,749        52.3     7.57          2,254        40.2     7.08            22.0
                                              -----------------                 -------------------
         Total commercial...............     47,359     1,052.5     8.84         40,002       798.5     7.92            18.4
   Consumer
      Home equity and second mortgage...      9,155       223.7     9.72          8,258       197.5     9.49            10.9
      Credit card.......................      4,214       148.8    14.05          4,009       136.9    13.55             5.1
      Other.............................      3,945       109.7    11.06          6,398       152.2     9.44           (38.3)
                                              -----------------                 -------------------
         Subtotal.......................     17,314       482.2    11.08         18,665       486.6    10.34            (7.2)
      Residential mortgage..............      2,560        50.6     7.86          2,682        51.1     7.56            (4.5)
                                              -----------------                 -------------------
         Total consumer.................     19,874       532.8    10.67         21,347       537.7     9.99            (6.9)
                                              -----------------                 -------------------
         Total loans....................     67,233     1,585.3     9.38         61,349     1,336.2     8.64             9.6
   Allowance for credit losses..........      1,071                                 993                                  7.9
                                             ------                             -------
      Net loans.........................     66,162                              60,356                                  9.6
Other earning assets....................      2,434        52.3     8.55          1,537        24.6     6.35            58.4
                                              -----------------                 -------------------
         Total earning assets*..........     75,713     1,737.8     9.13         69,271     1,462.1     8.37             9.3
Other assets............................     10,548                               9,458                                 11.5
                                             ------                             -------
         Total assets...................    $85,108                             $77,700                                  9.5%
                                             ------                             -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits............    $14,158                             $13,655                                  3.7%
Interest-bearing deposits
   Interest checking....................      6,382        39.6     2.47          6,028        28.2     1.86             5.9
   Money market accounts................     12,638       144.5     4.55         11,990       104.0     3.44             5.4
   Other savings accounts...............      1,873         8.1     1.72          2,241        10.5     1.86           (16.4)
   Savings certificates.................      9,454       144.0     6.06          9,432       117.8     4.96              .2
   Certificates over $100,000...........      6,407       105.8     6.57          4,370        58.2     5.28            46.6
                                              -----------------                 -------------------
         Total interest-bearing
          deposits......................     36,754       442.0     4.78         34,061       318.7     3.71             7.9
Short-term borrowings...................      2,646        49.9     7.50          4,309        61.3     5.64           (38.6)
Long-term debt..........................     19,592       343.5     6.97         15,733       217.8     5.49            24.5
Company-obligated mandatorily redeemable
   preferred securities.................        950        19.4     8.12            950        19.3     8.06              --
                                              -----------------                 -------------------
         Total interest-bearing
          liabilities...................     59,942       854.8     5.67         55,053       617.1     4.45             8.9
Other liabilities.......................      2,976                               2,404                                 23.8
Common equity...........................      8,080                               6,611                                 22.2
Accumulated other comprehensive
   income...............................        (48)                                (23)                                  **
                                             ------                             -------
         Total liabilities and
          shareholders' equity..........    $85,108                             $77,700                                  9.5%
                                             ------                             -------                                ----------
Net interest income.....................               $  883.0                            $  845.0
                                                        -------                             -------
Gross interest margin...................                            3.46%                               3.92%
                                                                   ------                              ------
Gross interest margin without
   taxable-equivalent increments........                            3.37%                               3.86%
                                                                   ------                              ------
Net interest margin.....................                            4.64%                               4.84%
                                                                   ------                              ------
Net interest margin without
   taxable-equivalent increments........                            4.55%                               4.78%
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

 28                                                                 U.S. Bancorp

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                         For the Nine Months Ended September 30
                                                        2000                                1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Yields                              Yields       % Change
(Dollars in Millions)                                                 and                                 and        Average
(Unaudited)                                 Balance    Interest     Rates       Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities
   U.S. Treasury........................    $   379    $   16.0     5.64%       $   438    $   18.6     5.68%          (13.5)%
   U.S. agencies and other
      mortgage-backed...................      2,806       142.6     6.79          3,180       156.1     6.56           (11.8)
   State and political..................      1,099        61.8     7.51          1,146        65.1     7.59            (4.1)
   U.S. agencies and other..............        456        16.2     4.75            430        13.0     4.04             6.0
                                              -----------------                 -------------------
      Total available-for-sale
         securities.....................      4,740       236.6     6.67          5,194       252.8     6.51            (8.7)
      Unrealized (loss) gain on
         available-for-sale securities..       (121)                                 45                                   **
                                             ------                             -------
      Net available-for-sale
         securities.....................      4,619                               5,239                                (11.8)
Trading account securities..............        774        42.9     7.40            600        29.5     6.57            29.0
Federal funds sold and resale
   agreements...........................        614        24.9     5.42            515        16.1     4.18            19.2
Loans
   Commercial
      Commercial........................     28,733     1,848.7     8.59         24,598     1,389.8     7.55            16.8
      Real estate
         Commercial mortgage............     10,086       662.7     8.78          8,427       532.0     8.44            19.7
         Construction...................      4,407       315.7     9.57          3,529       232.2     8.80            24.9
      Lease financing...................      2,569       142.9     7.43          2,243       120.3     7.17            14.5
                                              -----------------                 -------------------
         Total commercial...............     45,795     2,970.0     8.66         38,797     2,274.3     7.84            18.0
   Consumer
      Home equity and second mortgage...      8,945       647.2     9.66          7,852       554.2     9.44            13.9
      Credit card.......................      4,164       434.9    13.95          4,003       387.8    12.95             4.0
      Other.............................      4,145       330.2    10.64          6,773       473.0     9.34           (38.8)
                                              -----------------                 -------------------
         Subtotal.......................     17,254     1,412.3    10.93         18,628     1,415.0    10.16            (7.4)
      Residential mortgage..............      2,603       152.1     7.81          2,834       163.6     7.72            (8.2)
                                              -----------------                 -------------------
         Total consumer.................     19,857     1,564.4    10.52         21,462     1,578.6     9.83            (7.5)
                                              -----------------                 -------------------
         Total loans....................     65,652     4,534.4     9.23         60,259     3,852.9     8.55             8.9
   Allowance for credit losses..........      1,049                                 994                                  5.5
                                             ------                             -------
      Net loans.........................     64,603                              59,265                                  9.0
Other earning assets....................      2,360       151.7     8.59          1,437        69.1     6.43            64.2
                                              -----------------                 -------------------
         Total earning assets*..........     74,140     4,990.5     8.99         68,005     4,220.4     8.30             9.0
Other assets............................     10,690                               9,247                                 15.6
                                             ------                             -------
         Total assets...................    $83,660                             $76,303                                  9.6%
                                             ------                             -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits............    $14,168                             $13,585                                  4.3%
Interest-bearing deposits
   Interest checking....................      6,357       108.2     2.27          6,051        80.3     1.77             5.1
   Money market accounts................     12,550       399.6     4.25         12,100       310.7     3.43             3.7
   Other savings accounts...............      1,979        26.1     1.76          2,244        30.0     1.79           (11.8)
   Savings certificates.................      9,355       404.7     5.78          9,733       359.7     4.94            (3.9)
   Certificates over $100,000...........      5,931       278.5     6.27          4,059       158.4     5.22            46.1
                                              -----------------                 -------------------
         Total interest-bearing
            deposits....................     36,172     1,217.1     4.49         34,187       939.1     3.67             5.8
Short-term borrowings...................      3,249       168.0     6.91          4,224       169.3     5.36           (23.1)
Long-term debt..........................     18,438       922.3     6.68         14,712       592.3     5.38            25.3
Company-obligated mandatorily redeemable
   preferred securities.................        950        58.0     8.16            950        58.0     8.16              --
                                              -----------------                 -------------------
         Total interest-bearing
            liabilities.................     58,809     2,365.4     5.37         54,073     1,758.7     4.35             8.8
Other liabilities.......................      2,811                               2,314                                 21.5
Common equity...........................      7,944                               6,303                                 26.0
Accumulated other comprehensive
   income...............................        (72)                                 28                                   **
                                             ------                             -------
         Total liabilities and
            shareholders' equity........    $83,660                             $76,303                                  9.6%
                                             ------                             -------                                ----------
Net interest income.....................               $2,625.1                            $2,461.7
                                                        -------                             -------
Gross interest margin...................                            3.62%                               3.95%
                                                                   ------                              ------
Gross interest margin without
   taxable-equivalent increments........                            3.53%                               3.89%
                                                                   ------                              ------
Net interest margin.....................                            4.73%                               4.84%
                                                                   ------                              ------
Net interest margin without
   taxable-equivalent increments........                            4.64%                               4.78%
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

PART  II -- OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     2 Agreement and Plan of Merger, dated October 3, 2000, by and between
       Firstar Corporation and U.S. Bancorp; Amendment No. 1 to Agreement and Plan of Merger, dated October 23, 2000, by and between Firstar Corporation and U.S. Bancorp; and Stock Option Agreements, dated October 3, 2000, by and between Firstar Corporation and U.S. Bancorp. Filed as Exhibits 2.1, 2.2, 2.3 and 2.4 to Registration Statement on Form S-4, File No. 333-48532, and incorporated herein by reference.

    12 Computation of Ratio of Earnings to Fixed Charges.

    27 Article 9 Financial Data Schedule.*.

* Copies of this exhibit will be furnished upon request and payment of the Company's reasonable expenses in furnishing the exhibit.

(B) REPORTS ON FORM 8-K

   During the three months ended September 30, 2000, the Company filed the following Current Reports on Form 8-K:

    - Form 8-K dated July 20, 2000, relating to the announcement of the Company's second quarter and anticipated full year 2000 earnings.

    - Form 8-K dated August 22, 2000, relating to the announcement of changes in the Company's management.

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

                                    U.S. BANCORP

                                    By: /s/ TERRANCE R. DOLAN
                                      ------------------------------------------

                                        Terrance R. Dolan

                                        Senior Vice President and Controller

                                        (Chief Accounting Officer and Duly
DATE: November 13, 2000                 Authorized Officer)

 30                                                                 U.S. Bancorp

EXHIBIT 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                       Three            Nine
                                                                      Months          Months
                                                                       Ended           Ended
                                                                September 30    September 30
                                                                ----------------------------
(Dollars in Millions)                                                   2000            2000
--------------------------------------------------------------------------------------------
EARNINGS
 1. Net income..............................................      $  401.3        $1,173.4
 2. Applicable income taxes.................................         218.1           641.2
                                                                ----------------------------
 3. Net income before taxes (1 + 2).........................      $  619.4        $1,814.6
                                                                ----------------------------
 4. Fixed charges:
    a. Interest expense excluding interest on deposits......      $  412.8        $1,148.3
    b. Portion of rents representative of interest and
       amortization of debt expense.........................          13.4            41.2
                                                                ----------------------------
    c. Fixed charges excluding interest on deposits (4a +
       4b)..................................................         426.2         1,189.5
    d. Interest on deposits.................................         442.0         1,217.1
                                                                ----------------------------
    e. Fixed charges including interest on deposits (4c +
       4d)..................................................      $  868.2        $2,406.6
                                                                ----------------------------
 5. Amortization of interest capitalized....................      $     --        $     --
 6. Earnings excluding interest on deposits (3 + 4c + 5)....       1,045.6         3,004.1
 7. Earnings including interest on deposits (3 + 4e + 5)....       1,487.6         4,221.2
 8. Fixed charges excluding interest on deposits (4c).......         426.2         1,189.5
 9. Fixed charges including interest on deposits (4e).......         868.2         2,406.6

RATIO OF EARNINGS TO FIXED CHARGES
10. Excluding interest on deposits (line 6/line 8)..........          2.45            2.53
11. Including interest on deposits (line 7/line 9)..........          1.71            1.75
--------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  31

                 (This page has been left blank intentionally.)

[US BANCORP LOGO(R)]
     U.S. Bank Place
     601 Second Avenue South
     Minneapolis, Minnesota
     55402-4302
     www.usbank.com
                                      --------------------
                                      First Class
                                      U.S. Postage
                                      PAID
                                      Permit No. 2440
                                      Minneapolis, MN
                                      --------------------

SHAREHOLDER INQUIRIES

COMMON STOCK TRANSFER AGENT AND REGISTRAR
First Chicago Trust Company of New York, a division of EquiServe, acts as transfer agent and registrar and dividend paying agent for U.S. Bancorp and maintains all shareholder records for the corporation. For information about U.S. Bancorp stock, or if you have questions regarding your stock certificates (including transfers), address or name changes, lost dividend checks, lost stock certificates, or Form 1099s, please call First Chicago Trust's Shareholder Services Center at (800) 446-2617. Representatives are available weekdays 8:30 a.m. to 7:00 p.m. Eastern time, and the interactive voice response system is available 24 hours a day, seven days a week. The TDD telephone number for the hearing impaired is (201) 222-4955.

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