Form 10-K405/A
period 1999-12-31
US BANCORP \DE\
filed 2001-01-10
CIK 36104

1999 ANNUAL REPORT AND FORM 10-K/A







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

 74  Form 10-K/A

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

     U.S. Bancorp is listed on the New York Stock Exchange under the ticker symbol USB. Our Internet home page is located at www.usbank.com.

FINANCIAL SUMMARY



                                                                                                                      Percent Change
(Dollars in Millions, Except Per Share Data)                                                     1999         1998       1998-1999
-----------------------------------------------------------------------------------------------------------------------------------
Income before merger-related charges and available-for-sale securities transactions ......   $  1,546.5     $  1,455.8        6.2%
Merger-related charges and available-for-sale securities transactions ....................        (40.0)        (128.4)     (68.8)
                                                                                             ----------     -----------
Net income ...............................................................................   $  1,506.5     $  1,327.4       13.5
                                                                                             ==========     ===========
PER COMMON SHARE
Earnings per share .......................................................................   $     2.07     $     1.81       14.4
Diluted earnings per share ...............................................................         2.06           1.78       15.7
Dividends paid ...........................................................................          .78            .70       11.4
Common shareholders' equity ..............................................................        10.14           8.23       23.2

FINANCIAL RATIOS
Return on average assets .................................................................         1.96%          1.85%
Return on average common equity ..........................................................         23.0           21.9
Efficiency ratio .........................................................................         51.6           53.1
Net interest margin (taxable-equivalent basis) ...........................................         4.83           4.87

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
     AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets .................................................................         2.01%          2.03%
Return on average common equity ..........................................................         23.6           24.1
Efficiency ratio .........................................................................         50.5           49.1
Banking efficiency ratio* ................................................................         43.2           44.2
                                                                                             ==========     ===========
AT YEAR END
Loans ....................................................................................   $   62,885     $   59,122        6.4
Allowance for credit losses ..............................................................          995          1,001        (.6)
Assets ...................................................................................       81,530         76,438        6.7
Total shareholders' equity ...............................................................        7,638          5,970       27.9
Tangible common equity to total assets** ..................................................         6.5%           6.0%
Tier 1 capital ratio .....................................................................          6.8            6.4
Total risk-based capital ratio ...........................................................         11.1           10.9
Leverage ratio ...........................................................................          7.4            6.8
-----------------------------------------------------------------------------------------------------------------------------------


*    Without investment banking and brokerage activity.

** Defined as common equity less goodwill as a percentage of total assets less goodwill.

     FORWARD-LOOKING STATEMENTS
     This Annual Report and Form 10-K/A contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following: (i) the Company's investments in its consumer banking, payment systems and wealth management businesses and in its Internet development could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to Company earnings; (ii) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality or a reduced demand for credit or fee-based products and services; (iii) changes in the domestic interest rate environment could reduce net interest income; (iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.



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

[Small image of computer screen showing U.S. Bancorp Web site.]


U.S. BANCORP                                                                   7

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


8                                                                   U.S. BANCORP

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

[Small image of computer screen showing U.S. Bancorp Web site.]

                    "It is the expertise of our relationship managers that results in new business."


U.S. BANCORP                                                                   9

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


10                                                                  U.S. BANCORP

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

- INITIATED A NEW BRANCH STRATEGY TO CREATE SUPERIOR CUSTOMER SERVICE BY: - OPENING ADDITIONAL BRANCHES IN HIGH- GROWTH AREAS

     -    HIRING ADDITIONAL TELLERS AND SMALL BUSINESS BANKERS

     -    ENHANCING LOBBY TECHNOLOGY

- RESTRUCTURED INCENTIVE PLANS FOR BRANCH EMPLOYEES TO INCREASE SALES EMPHASIS AND REINFORCE SERVICE INITIATIVES.


U.S. BANCORP                                                                  11

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


12                                                                  U.S. BANCORP

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


U.S. BANCORP                                                                  13

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW



SUMMARY OF 1999 RESULTS - U.S. Bancorp (the "Company") reported net income of $1.50 billion in 1999, or $2.06 per diluted share, compared with $1.33 billion, or $1.78 per diluted share, in 1998. The year-over-year increase in earnings per diluted share of 16 percent is primarily due to growth in total revenue of $692.9 (13 percent) partially offset by a higher provision for credit losses of $152 million and noninterest expense of $282.6 million (10 percent). Return on average assets and return on average common equity were 1.96 percent and 23.0 percent in 1999, compared with returns of 1.85 percent and 21.9 percent in 1998. Net income reflects merger-related charges and available-for-sale securities transactions of $40.0 million ($63.7 million on a pre-tax basis) in 1999 and $128.4 million ($203.9 million on a pre-tax basis) in 1998. The efficiency ratio improved to 51.6 percent in 1999 compared with 53.1 percent in 1998. The improvement in the efficiency ratio primarily reflects the decline in merger-related charges.




The Company earned record operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $1.55 billion in 1999, up 6 percent from 1998 operating earnings of $1.46 billion. On a diluted share basis, operating earnings were $2.11 in 1999, compared with $1.96 in 1998. Operating earnings on a cash basis were $2.34 per diluted share in 1999, compared with $2.15 per diluted share in 1998. The year-over-year increase in earnings per diluted share reflected a 13.2 percent growth in total revenue partially offset by higher growth rates in noninterest expense and provision for credit losses. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 2.01 percent and 23.6 percent in 1999, compared with returns of 2.03 percent and 24.1 percent in 1998. Excluding merger-related charges and available-for-sale securities transactions, the efficiency ratio (the ratio of expenses to revenues) was
50.5 percent in 1999, compared with 49.1 percent in 1998. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger-related charges and available-for-sale securities transactions, was 43.2 percent in 1999, compared with 44.2 percent in 1998. See pages 22 through 24 for further discussion on merger-related charges and available-for-sale securities transactions.




             The Company analyzes its performance on a net income basis determined in accordance with generally accepted accounting principles, as well as on an operating basis before merger-related charges and available-for-sale securities transactions referred to in this analysis as "operating earnings". Operating earnings and related discussions are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, its core financial results excluding the non-recurring effects of discreet business acquisitions and other transactions. The Company has included these additional disclosures of operations before merger-related charges and available-for-sale securities transactions because this information is both relevant and useful in understanding performance of the Company. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with generally accepted accounting principles. Merger-related charges and other items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.



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

16                                                                  U.S. BANCORP


TABLE 1  SELECTED FINANCIAL DATA
(Amounts in Millions, Except Per Share Data)                   1999           1998          1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis) .........   $  3,302.7     $  3,111.9    $  3,106.0    $  3,034.7    $  2,886.6
Provision for credit losses ............................        531.0          379.0         460.3         271.2         239.1
                                                           -------------------------------------------------------------------
  Net interest income after provision for credit losses.      2,771.7        2,732.9       2,645.7       2,763.5       2,647.5
Available-for-sale securities (losses) gains ...........         (1.3)          12.6           3.6          20.8           3.0
Merger-related and restructuring gains .................           --             --            --         235.8            --
Other noninterest income ...............................      2,760.0        2,244.0       1,611.6       1,526.5       1,310.3
Merger-related and restructuring charges ...............         62.4          216.5         511.6         127.7          98.9
Other noninterest expense ..............................      3,064.5        2,627.8       2,300.7       2,410.4       2,377.0
                                                           -------------------------------------------------------------------
  Income before income taxes ...........................      2,403.5        2,145.2       1,448.6       2,008.5       1,484.9
Taxable-equivalent adjustment ..........................         42.0           51.3          57.9          64.1          63.9
Income taxes ...........................................        855.0          766.5         552.2         725.7         523.9
                                                           -------------------------------------------------------------------
  Net income ...........................................   $  1,506.5     $  1,327.4    $    838.5    $  1,218.7    $    897.1
                                                           -------------------------------------------------------------------
                                                           -------------------------------------------------------------------
FINANCIAL RATIOS
Return on average assets ...............................         1.96%          1.85%         1.22%         1.81%         1.42%
Return on average common equity ........................         23.0           21.9          14.6          21.1          17.2
Efficiency ratio .......................................         51.6           53.1          59.6          52.9          59.0
Net interest margin ....................................         4.83           4.87          5.04          5.04          5.10
PER COMMON SHARE
Earnings per share .....................................   $     2.07     $     1.81    $     1.13    $     1.60    $     1.19
Diluted earnings per share .............................         2.06           1.78          1.11          1.57          1.16
Dividends paid* ........................................          .78            .70           .62           .55           .48
SELECTED FINANCIAL RATIOS BEFORE
  MERGER-RELATED AND RESTRUCTURING ITEMS
  AND AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets ...............................         2.01%          2.03%         1.83%         1.71%         1.52%
Return on average common equity ........................         23.6           24.1          22.1          20.0          18.4
Efficiency ratio .......................................         50.5           49.1          48.8          52.8          56.6
Banking efficiency ratio** .............................         43.2           44.2          47.8          52.2          56.1
AVERAGE BALANCE SHEET DATA
Loans ..................................................   $   60,578     $   55,979    $   53,513    $   50,855    $   47,703
Earning assets .........................................       68,392         63,868        61,675        60,201        56,556
Assets .................................................       76,947         71,791        68,771        67,402        63,084
Deposits ...............................................       48,099         47,327        47,336        47,252        44,726
Long-term debt .........................................       15,077         11,481         7,527         4,908         4,162
Common equity ..........................................        6,540          6,049         5,667         5,679         5,090
Total shareholders' equity .............................        6,540          6,049         5,798         5,919         5,345
Average shares outstanding..............................        727.5          733.9         733.6         749.2         738.7
Average diluted shares outstanding......................        733.0          744.2         742.9         766.2         764.7
YEAR-END BALANCE SHEET DATA
Loans ..................................................   $   62,885     $   59,122    $   54,708    $   52,355    $   49,345
Assets .................................................       81,530         76,438        71,295        69,749        65,668
Deposits ...............................................       51,530         50,034        49,027        49,356        45,779
Long-term debt .........................................       16,563         13,781        10,247         5,369         4,583
Common equity ..........................................        7,638          5,970         5,890         5,613         5,089
Total shareholders' equity .............................        7,638          5,970         5,890         5,763         5,342
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




BASIS OF FINANCIAL PRESENTATION - Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. The provision for credit losses recorded by each operating segment is primarily based on the net charge-offs of each line of business. Based on management's judgement, the provision for commercial loans may be adjusted to a specific minimum level as a percentage of average balances. The adjustment is intended to consider expected losses for those products that have a longer business cycle and for economic conditions. The difference between the provision for credit losses determined in accordance with generally accepted accounting principles recognized by the Company on a consolidated basis and the provision recorded by the business lines is recorded in Corporate Support as discussed on page 21. Noninterest income and expenses directly related to each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Also, the business unit is allocated the tax equivalent benefit of tax exempt products. Noninterest expenses incurred by centrally managed operations units that directly support business lines' operations are directly charged to the business lines based on standard unit costs and volume measurements. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Corporate Support. Merger-related charges and available-for-sale securities transactions are not identified by or allocated to


18                                                                  U.S. BANCORP
lines of business. Because the Company's decision-making process emphasizes the creation of shareholder value, capital is allocated to each line of business based on its inherent risks, including credit, operational and other business risks. On and off-balance sheet assets subject to credit risk are assigned risk factors based upon expected loss experience and volatility taking into consideration changes in business practices that may introduce more or less risk into the portfolio. Certain lines of business, such as Wealth Management and Capital Markets, have no significant balance sheet components. For these business lines, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory minimum requirements. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 1999, certain organization and methodology changes were made and 1998 and 1997 results are presented on a comparable basis.




WHOLESALE BANKING - Wholesale Banking includes lending, treasury management, corporate trust and other financial services to middle market, large corporate and public sector clients. Operating earnings increased to $596.6 million in 1999, compared with $556.6 million in 1998 and $508.1 million in 1997. Return on average assets was 1.52 percent in 1999, compared with 1.58 percent in 1998 and
1.50 percent in 1997, and return on average common equity was 16.2 percent in 1999, compared with 17.8 and 16.6 percent in 1998 and 1997, respectively.



     Net interest income increased each year, reflecting core growth in average loan and deposit balances partially offset by margin compression in the commercial loan and deposit portfolios. During 1999, loans increased by 12 percent compared with 4 percent in 1998 while deposit balances increased 3 percent (15 percent in 1998) increasing net interest margin and loan fees by $129.7 million in 1999 and $61.2 million in 1998. The impact of growth in balances was offset somewhat by margin compression in the commercial and deposit portfolios for 1999 and 1998. Excluding acquisitions, average loan balances increased by approximately 10 percent and average deposit balances decreased approximately 1 percent in 1999.



     The provision for credit losses increased 12 percent to $106.2 million in 1999 compared with $94.9 million in 1998 and $88.2 million in 1997. The increase primarily reflects growth in the loan portfolio.


U.S. BANCORP                                                                  19

     Noninterest income increased $55.7 million in 1999 to $420.5 million, compared with $364.8 million in 1998 and $316.3 million in 1997. The increase in 1999 reflects higher deposit service charges of $9.9 million and approximately $36.8 million of fee income from underwriting activities at U.S. Bancorp Libra which was acquired in January 1999. The $48.5 million increase in noninterest income in 1998 as compared with 1997, primarily reflects an increase in deposit service charges, treasury management and other ancillary fees and earnings from relationship-based equity investments.



     Noninterest expense, excluding goodwill and other intangible assets expense, increased $61.7 million in 1999 to $780.4 million, as compared with $718.7 million in 1998 and $720.4 million in 1997, primarily reflecting approximately $29.1 million of additional expenses related to the acquisition of U.S. Bancorp Libra and growth in Wholesale Banking's business activities. Goodwill and other intangible assets expense increased $12.1 million in 1999 to $35.9 million, as compared with $23.8 million in 1998 and $22.6 million in 1997, primarily due to the Western Bancorp and Bank of Commerce acquisitions in 1999. The efficiency ratio for Wholesale Banking, on a cash basis, was
41.7 percent in 1999 and 41.4 percent in 1998 as compared to 43.6 percent in 1997.



CONSUMER BANKING - Consumer Banking delivers products and services to the broad consumer market and small businesses through branch offices, telemarketing, online services, direct mail and automated teller machines ("ATMs"). Operating earnings were $446.5 million in 1999, compared with $430.1 million in 1998 and $402.7 million in 1997. Return on average assets decreased to 3.30 percent from 3.46 percent in 1998 and 3.73 percent in 1997. Return on average common equity was 40.9 percent in 1999, compared to 42.8 percent in 1998 and 37.2 percent in 1997.



     Net interest income increased $61.9 million in 1999 as compared with 1998 due primarily to growth in home equity loans partially offset by the sale of the indirect automobile portfolio and related balance runoff. The growth in home equity loans reflects core growth in the portfolio and the impact of loan portfolio acquisitions completed in late 1998. Average home equity loan balances increased approximately $2.0 billion or 36 percent from 1998 to 1999. Excluding portfolio acquisitions, average home equity loan balances increased by 17 percent in 1999.



     The provision for credit losses increased $65.7 million in 1999 to $285.0 million, compared with $219.3 million in 1998 and $187.9 million in 1997. The increase reflects growth in the consumer loan portfolios of 10 percent and 19 percent in 1999 and 1998, respectively. Net charge-offs as a percentage of average loan balances increased to 2.31 percent in 1999 as compared to 1.96 in percent in 1998 and 2.00 percent in 1997 primarily reflecting expected losses from the acquired consumer loan portfolios and increased credit-related fraud losses.



     Noninterest income increased slightly in 1999 to $537.9 million, compared with $529.6 million in 1998 and $528.9 million in 1997 primarily reflecting growth in deposit charges of $21.7 million in 1999 partially offset by a decrease in other customer revenues.



     Noninterest expense, excluding goodwill and other intangible asset expense, decreased slightly to $851.4 million in 1999, compared to $864.3 million in 1998 and $957.9 million in 1997 reflecting further integration of acquired banking entities. Goodwill and other intangible asset expense increased slightly in 1999 to $25.7 million, as compared with $23.2 million in 1998 and $23.9 million in 1997, primarily due to Western Bancorp and Bank of Commerce acquisitions. The efficiency ratio, on a cash basis, improved to
45.5 percent in 1999, compared to 48.0 percent in 1998 and 52.7 percent in 1997.


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


     Net interest income increased $76.6 million in 1999 to $334.6 million, compared with $258.0 million in 1998 and $257.3 million in 1997. The increase in 1999 is primarily due to a decline in noninterest-bearing corporate card portfolios, growth in credit scored small business loans and an increase in loan fees. Noninterest-bearing commercial card average balances decreased resulting in additional net interest income of approximately $11.7 million while the growth in small business loans and loan fees added approximately $19.3 million and $29.0 million, respectively, to net interest income in 1999. Net interest income remained relatively flat in 1998 as compared to 1997 primarily reflecting growth in average retail credit card balances of $322.0 million offset by a $333.0 million increase in average noninterest-bearing corporate card loan balances.



     Fee-based noninterest income increased $16.1 million in 1999 to $614.1 million, compared with $598.0 million in 1998 and $460.9 million in 1997. The increase in 1999 primarily reflects growth in retail credit fees and ATM fees of $27.5 million (15 percent) and incremental fees of $27.0 million from the acquisition of Mellon Network Services' electronic funds transfer processing unit in June 1999. This increase is partially offset by a decline in corporate payment processing revenues attributable to the loss of approximately one-half of the U.S. Government purchasing card business in late 1998 and by a $33.0 million decrease in merchant processing fees. The $137.1 million increase in 1998 primarily reflects growth in retail credit card fees and merchant processing fees.


     Noninterest expense, excluding goodwill and other intangible asset expense, increased $17.1 million in 1999 as compared with 1998, primarily due to increased technology spending, costs related to increased sales volume and approximately $16.6 million of incremental operating expenses associated with the acquired electronic funds transfer processing business partially offset by a reduction in expenses achieved through further integration of acquired banking entities. Goodwill and other intangible asset expense increased slightly in 1999 to $26.0 million from $25.0 million in 1998 and $16.2 million in 1997 primarily reflecting the acquisition of Mellon Network Services and Voyager Fleet Systems, Inc. in 1999. The efficiency ratio, on a cash basis, improved to 37.1 percent in 1999, compared with 39.1 percent in 1998 and 44.9 percent in 1997.


WEALTH MANAGEMENT AND CAPITAL MARKETS - Wealth Management and Capital Markets includes institutional trust, investment management services and private banking and personal trust services. It also engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of banking centers and brokerage offices. Operating earnings increased to $199.2 million in 1999, compared with $158.2 million in 1998 and $109.4 million in 1997. Return on average common equity was 17.2 percent in 1999, compared with 16.7 percent and 33.2 percent in 1998 and 1997, respectively.


     Noninterest income increased to $1.2 billion in 1999 from $784.9 million in 1998 and $336.9 million in 1997. The increases primarily reflect the full year impact and continued growth in fee income generated by Piper Jaffray as part of its investment banking and brokerage activities. Fees from investment banking and brokerage activities increased $377.6 million to $803.1 million in 1999 or 89 percent compared with $425.5 million in 1998.


     Total noninterest expense, excluding goodwill and other intangible asset expense, was $1.0 billion in 1999 compared with $670.7 million in 1998 and $292.3 in 1997. The increase in noninterest expense also reflects the acquisition of Piper Jaffray and its continued growth. Piper Jaffray expenses increased $303.2 million or 77 percent in 1999 from $392.6 million in 1998. Goodwill and other intangible asset expense increased $2.4 million to $15.1 million in 1999 as compared with $12.7 million in 1998 and $3.3 million in 1997. The efficiency ratio, on a cash basis, was 75.3 percent in 1999, compared with
71.2 percent in 1998 and 61.5 percent in 1997 reflecting higher growth in Piper Jaffray, which has a higher efficiency ratio than most traditional banking businesses.



20                                                                  U.S. BANCORP

     The Company expects continued growth from its Wealth Management and Capital Markets businesses, but recognizes that these businesses are significantly dependent on prevailing market conditions.



CORPORATE SUPPORT - Corporate Support includes the net effect of support units after internal revenue and expense allocations, treasury management, and other corporate activities. Net interest income primarily relates to the Company's investment and residential mortgage portfolios, and the net effect of transfer pricing loan and deposit balances. Provision for credit losses represents the residual aggregate of the credit provision allocated to the reportable business units and the Company's recorded provision which is determined in accordance with generally accepted accounting principles. Refer to "Corporate Risk Profile" section on pages 28 to 33 for further discussion on the allowance for credit losses and changes in the provision for credit losses. Noninterest income and noninterest expenses primarily reflect certain business activities managed on a corporate basis and the elimination of intersegment revenue and expense. Provisions for income taxes primarily reflect the difference between the income tax expense or benefit allocated to the other business units (37 percent of pretax earnings in 1999 and 38 percent of pretax earnings in 1998 and 1997) and the effective tax rate on a consolidated basis. Refer to "Income Tax Expense" section on page 24 for discussion of the effective tax rate on a consolidated basis.


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




STATEMENT OF INCOME ANALYSIS


NET INTEREST INCOME - Net interest income on a taxable-equivalent basis was $3.30 billion in 1999 and $3.11 billion in 1998 and 1997. The 6 percent increase in 1999 as compared with 1998 was primarily due to growth in earning assets, driven by core loan growth and several consumer loan portfolio purchases. Net interest margin on a taxable-equivalent basis remained relatively flat at 4.83 percent in 1999, as compared with 4.87 percent in 1998. Average earning assets increased $4.5 billion (7 percent) in 1999, primarily due to strong core loan growth and several late 1998 consumer loan portfolio purchases, partially offset by reductions in securities, the sale of indirect automobile loans and continued runoff of residential mortgages.



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


PROVISION FOR CREDIT LOSSES - The provision for credit losses was $531.0 million in 1999, compared to $379.0 million in 1998 and $460.3 million in 1997. The provision for 1997 included a $95.0 million merger-related charge related to the U.S. Bancorp ("USBC") acquisition. The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in "Analysis and Determination of Allowance for Credit Losses" on pages 31 through 33.


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
------------------------------------------------------------------------------

22                                                                  U.S. BANCORP

Refer to "Corporate Risk Profile" for further information on the factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.


NONINTEREST INCOME - Noninterest income in 1999 was $2.76 million, compared with $2.26 billion in 1998 and $1.62 billion in 1997. Excluding available-for-sale securities transactions, noninterest income in 1999 was $2.76 billion, compared with $2.24 billion in 1998 and $1.61 billion in 1997. Excluding available-for-sale securities transactions, noninterest income increased $516.0 million (23 percent) in 1999. The increase was driven primarily by the full year impact and continued growth in fee income generated by Piper Jaffray in its investment banking and brokerage activities. Revenue growth related to investment banking and brokerage activities for 1999 approximated $414.0 million. Trust and investment management fees, acquisitions and service charges on deposit accounts also contributed to the year-over-year growth in noninterest income. Credit card fee revenue increased by 5 percent from 1998 despite the loss of approximately one-half of the U.S. Government purchasing card business in late 1998.

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


NONINTEREST EXPENSE - Noninterest expense in 1999 was $3.13 billion compared with $2.84 billion in 1998 and $2.81 billion in 1997. Excluding merger-related charges, noninterest expense was $3.06 billion in 1999, compared with $2.63 billion in 1998 and $2.30 billion in 1997. Year-over-year expense growth is primarily related to the acquisition of Piper Jaffray in May 1998 and continued growth of investment banking and brokerage activity.



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
----------------------------------------------------------------------------------------------

*COMPUTED AS NONINTEREST EXPENSE DIVIDED BY THE SUM OF NET INTEREST INCOME ON A
TAXABLE-EQUIVALENT BASIS AND NONINTEREST INCOME NET OF AVAILABLE-FOR-SALE
SECURITIES GAINS AND LOSSES.
**WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.




U.S. BANCORP                                                                  23

     Without the effect of investment banking and brokerage activities, noninterest expense on an operating basis increased by $79.8 million from 1998 to 1999. The increase in core banking expenses in 1999 is primarily related to acquisitions of Mellon Network Services' electronic funds transfer processing unit and traditional banking entities accounted for as purchases. The banking efficiency ratio before merger-related charges was 43.2 percent for 1999, compared with 44.2 percent in 1998 and 47.8 percent in 1997. The improving ratio reflects the results of integrating acquired banking businesses. The overall efficiency ratio is expected to increase slightly due to investments in Internet technology and other customer-related initiatives. The Company has accelerated the development of its capabilities to deliver its products and services over the Internet. The expenditures associated with these initiatives are expected to result in a higher rate of expense growth in 2000, and as with any such investment, the anticipated benefits are subject to a number of uncertainties.


     Without the effect of Piper Jaffray in 1998, noninterest expense, before merger-related charges, decreased by $87.8 million in 1998 as compared with 1997, primarily reflecting the expense savings from the integration of USBC.


     The Company has incurred merger-related charges in each of the last three years in conjunction with its various acquisitions. Noninterest expense included merger-related charges of $62.4 million in 1999, compared with $216.5 million in 1998 and $511.6 million in 1997. Merger-related charges in 1999 related to the integration of the Company's various acquisitions including finalizing the integration of USBC, Piper Jaffray and nine other acquired entities. During 1998, the Company incurred $203.8 million of merger-related charges to integrate USBC and $11.7 million related to the acquisition of Piper Jaffray. Employee benefit curtailment gains of $25.6 million were offset against merger-related charges in 1998. Refer to Note C of the Notes to Consolidated Financial Statements for further information on these acquired businesses.


     In 1997, the Company merged with USBC and recorded $511.6 million of merger-related charges. Additional charges of $203.8 million and $32.6 million were recognized in 1998 and 1999, respectively. Severance and related employee costs of $232.3 million were accrued in 1997 as a result of plans to consolidate branch offices and centralize corporate support and data processing functions. Approximately 2,450 employees were displaced as a result of the merger. Premises costs of $77.2 million were expensed in 1997 representing lease terminations costs and impairments of assets for redundant office space, equipment and branches that were vacated and disposed of as part of the integration plan. System conversion costs of $4.4 million, $229.4 million and $72.7 million were recorded in 1999, 1998 and 1997, respectively. Other merger-related charges associated with the USBC merger were $18.6 million in 1999 and $129.4 million in 1997. Other merger-related charges in 1997 included $43.4 million associated with capitalized software write-offs, $35.0 million of investment banking and other transaction costs and $51.0 million of other expenses.


     In 1998, the Company acquired Piper Jaffray and recorded $11.7 million of merger-related charges. An additional $12.5 million of merger-related charges was recognized in 1999. Of these amounts, approximately $20.0 million of systems conversion costs and $4.2 million of other merger-related costs have been incurred. As anticipated in the initial integration plans, systems conversions were curtailed in the later part of 1999 in preparation for the Year 2000 efforts discussed below. These conversions are expected to be substantially completed in the year 2001.



     Merger-related charges associated with other acquired entities of $17.3 million and $1.0 million were incurred in 1999 and 1998, respectively. The majority of these costs related to system conversions. Refer to Note M of the Notes to Consolidated Financial Statements for further information on merger-related charges.


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

INCOME TAX EXPENSE - The provision for income taxes was $855.0 million in 1999, compared with $766.5 million in 1998 and $552.2 million in 1997. The increase in income taxes provided in 1999 from 1998 was primarily the result of higher levels of taxable income, as discussed above. The Company's effective tax rate was 36.2 percent in 1999, compared to 36.6 percent in 1998 and 39.7 percent in 1997. The effective rate declined in 1999 and 1998 as compared to 1997 primarily due to $39.1 million of non-deductible merger-related costs included in 1997 associated with the acquisition of USBC.


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
------------------------------------------------------------------



BALANCE SHEET ANALYSIS

LOANS - The Company's loan portfolio increased $3.8 billion to $62.9 billion at December 31, 1999, from $59.1 billion at December 31, 1998. Excluding indirect automobile and residential mortgages, average loans for 1999 were $6.1 billion (12 percent) higher than 1998, reflecting strong core growth in commercial loans and home equity and second mortgages, in addition to several consumer loan portfolio purchases and bank acquisitions. The Company's loan portfolio inherently has credit risk which may ultimately result in loan charge-offs. The Company manages this risk through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. See "Corporate Risk Profile" for a more detailed discussion of the management of credit risk including the allowance for credit losses.

COMMERCIAL - Commercial loans totaled $28.9 billion at year-end 1999, up $2.9 billion (11 percent) from year-end 1998. Year-end 1998 commercial loans were $26.0 billion, up $2.6 billion (11 percent) from year-end 1997.

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

     Table 8 shows the significant industry groups and geographic locations of commercial loans outstanding at December 31, 1999 and 1998. This diverse mix of industries and geographic locations is similar to 1997. Certain industry segments, including agriculture and mortgage banking, continue to experience economic stress. At December 31, 1999, the Company's agricultural portfolio is diversified with 34 percent of agricultural loans to livestock producers, 32 percent to crop producers, 22 percent to food processors and 12 percent to wholesalers of agricultural products. Although crop prices remain at lower levels, the overall industry segment has stabilized during 1999 due to improved livestock commodity markets. Food processors and wholesalers have been less negatively affected by commodity pricing. The mortgage banking sector represents approximately 3.5 percent of commercial loans at December 31, 1999, compared to
5.7 percent at December 31, 1998. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its collateral position to manage its risk exposure.

COMMERCIAL REAL ESTATE - The Company's portfolio of commercial real estate mortgages and construction loans grew to $14.1 billion at December 31, 1999, compared with $11.3 billion at December 31, 1998, primarily due to acquisitions and growth in the commercial real estate sector.

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

     Long-term debt was $16.6 billion at December 31, 1999, up from $13.8 billion at December 31, 1998. To fund core asset growth, the Company issued $5.4 billion of debt with an average original maturity of 2.3 years under its medium term and bank note programs during 1999. The Company also issued $400 million of variable-rate Euro medium-term notes due April 13, 2004. These issuances were partially offset by maturities of $2.5 billion of medium-term and bank notes, $203 million of Federal Home Loan Bank advances and $200 million of putable asset trust securities. Also, the Company called its $107 million subordinated floating-rate notes due November 2010.

CORPORATE RISK PROFILE

OVERALL RISK PROFILE - Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity, market and liquidity. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as the result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk is the risk that arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers.


CREDIT MANAGEMENT - The Company's strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans including specialized lending categories such as mortgage banking, real estate construction and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions. The Company utilizes a credit risk rating system intended to measure the credit quality of individual commercial loans. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly.


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


ANALYSIS OF NET LOAN CHARGE-OFFS - Net loan charge-offs increased $133.5 million to $567.7 million in 1999, compared with $434.2 million in 1998, and $449.7 million in 1997. The ratio of total net charge-offs to average loans was .94 percent in 1999, compared with .78 percent in 1998 and .84 percent in 1997. Included in the 1997 net charge-offs was $62.3 million of merger-related charge-offs taken as a result of the application of the commercial loan risk classification system, problem loan workout and charge-off practices of the Company to the USBC loan portfolio.



     Commercial loan net charge-offs for 1999 were $133.5 million, compared with $65.2 million in 1998 and $132.9 million, including merger-related charge-offs of $55.3 million, in 1997. The increase in commercial loan net charge-offs in 1999 included expected higher losses on a growing portfolio of small business products, growth in the corporate card portfolio and lower levels of recoveries associated with commercial loans compared with 1998.


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
-------------------------------------------------------------------------------------------------------------------------------

30                                                                  U.S. BANCORP

     Consumer loan net charge-offs in 1999 were $434.2 million, compared with $369.0 million in 1998 and $316.8 million, including merger-related charge-offs of $7.0 million, in 1997. The ratio of consumer net charge-offs to average loans in 1999 was 2.07 percent, up from 1.79 percent in 1998 and
1.53 percent in 1997. The increase in consumer loan net charge-offs in 1999 reflects higher overdraft fraud losses in addition to expected losses associated with consumer portfolios purchased in 1998 and the growing portfolio. Ongoing risk management actions are expected to slow the increase in fraud related losses. During 1999, the Company modified its charge-off policy to conform with recently issued regulatory guidelines for consumer loans. Without the change in policy, total consumer net charge-offs as a percent of average loans outstanding would have been 2.09 percent. The increase in consumer loan net charge-offs in 1998 reflects growth in the consumer loan portfolio and an increase in credit card-related fraud losses.


ANALYSIS OF NONPERFORMING ASSETS - Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. At December 31, 1999, nonperforming assets totaled $347.5 million, compared with $304.3 million at year-end 1998 and $339.5 million at year-end 1997. Approximately $13.2 million of the increase in nonperforming loans was related to the acquisition of Western Bancorp. The ratio of nonperforming assets to loans plus other real estate was .55 percent at December 31, 1999, compared with .51 percent at year-end 1998 and .62 percent at year-end 1997.

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


ANALYSIS AND DETERMINATION OF ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it


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


     At December 31, 1999, the allowance was $995.4 million, or 1.58 percent of loans. This compares with an allowance of $1.00 billion, or 1.69 percent of loans, at year-end 1998, and $1.01 billion, or 1.84 percent of loans, at December 31, 1997. The ratio of the allowance for credit losses to nonperforming loans was 321 percent at December 31, 1999, compared with 359 percent at year-end 1998 and 340 percent at year-end 1997. The ratio of the allowance for credit losses to net charge-offs was 175 percent at December 31, 1999, compared with 231 percent at year-end 1998 and 224 percent at year-end 1997. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs the Company will recognize in the future. The Company considers historical charge-off levels in addition to existing conditions when establishing the allowance for credit losses.


     Although the recent trend of steady economic growth may continue, financial market volatility, economic stagnation, or reversals and trends of corporate earnings could change the required level of the allowance for credit losses.



     Management determines the amount of allowance required for certain loan categories based on relative risk characteristics of the loan portfolio. Table 16 shows the amount of the allowance for credit losses by loan category. The allowance recorded for commercial loans is based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. The Company's regular risk rating process is an integral component of the methodology utilized in determining the allowance for credit losses. An analysis of the migration of commercial loans and actual loss experience throughout the business cycle is also conducted quarterly to assess reserves established for credits with similar risk characteristics. An allowance is established for pools of commercial loans based on the risk ratings assigned. The amount is supported by the results of the migration analysis that considers historical loss experience by risk rating, as well as current and historical economic conditions and industry risk factors. The Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established for impaired loans. The allowance established for commercial loan portfolios and impaired commercial loans increased $108.2 million to $350.8 million in 1999. The change reflected the impact of increasing risk in industries sensitive to commodity price volatility, including the paper and forest products and agricultural sectors ($20.0 million), a change in the allowance methodology related to corporate card products ($33.1 million) and the net impact of changes in risk ratings and credit quality ($61.0 million) offset by the impact of the decline in demand from Asian markets ($5.9 million). The allowance recorded for consumer portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous category or group of loans. Based on this information and analysis, an allowance is established approximating a rolling twelve-month estimate of net charge-offs. The allowance allocated to consumer loans declined $23.0 million to $447.0 million in 1999. The decline was due to the impact of the $1.8 billion sale of indirect automobile loans (41.5 million), improved performance of credit card portfolios ($15.9 million) and a reduction in nonperforming first mortgage assets ($4.5 million) offset by the net impact of other changes in forecasted net charge-offs ($38.9 million).



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


32                                                                  U.S. BANCORP
volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits;
and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans among other factors. For each of these factors, the estimated inherent loss is recorded as unallocated allowance.
The Company estimates a range of inherent losses related to the existence of these exposures and for the risk in concentrations to specific borrowers, financings of highly leveraged transactions, products or industries. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment on portfolio segments or concentrations. The unallocated allowance decreased to $197.6 million at year-end 1999 from $288.3 million and $383.9 million at December 31, 1998, and 1997, respectively. The decrease of $90.7 million in 1999 is primarily due to a change in the allowance methodology for corporate card portfolios, reduced uncertainty as to credit exposures in agricultural sectors due to stabilizing livestock prices, a further decline in the volatility of commercial losses for credits with similar risk classifications and reduced uncertainty in credit exposure to Asian and Indonesian markets. Although the Company determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts. The Company's methodology includes several factors intended to minimize the differences in estimated and actual losses. These factors allow the Company to adjust its estimate of losses based on the most recent information available. Refer to Note A of the Notes to Consolidated Financial Statements for additional information on the allowance for credit losses.


INTEREST RATE RISK MANAGEMENT - The Company's policy is to maintain a low interest rate risk position. The Company limits the exposure of net interest income associated with interest rate movements through asset/liability management strategies. The Company's Asset and Liability Management Committee ("ALCO") uses three methods for measuring and managing consolidated interest rate risk: Net Interest Income Simulation Modeling, Market Value Simulation Modeling, and Repricing Mismatch Analysis.


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

MARKET RISK MANAGEMENT - Market valuation risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk especially in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. Market valuation risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at December 31, 1999. The estimate of market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange as estimated by the VaR analysis, was $13.9 million at December 31, 1999.

LIQUIDITY MANAGEMENT - The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for structuring the balance sheet to meet these needs. It regularly reviews current and forecasted funding needs as well as market conditions for issuing debt to wholesale investors. Based on this information, ALCO supervises wholesale funding activity as well as the maintenance of contingent funding sources.

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


     On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. On February 16, 2000, the Company's Board of Directors replaced the authorization with a new authorization to repurchase up to $2.5 billion of the Company's stock through March 31, 2002. The purpose of these share repurchase programs is to ensure that appropriate capital levels are maintained. Shares acquired under the programs may be used for: 1) dividend reinvestment programs; 2) employee stock purchase and option programs; and 3) business acquisitions. The shares will be repurchased in the open market or through negotiated transactions. The Company repurchased 16.6 million shares for $560.8 million in 1999 and 24.7 million shares for $964.0 million in 1998.


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


     Approximately 93.0 million common shares were repurchased under the 1996 Board authorization (inclusive of authorizations replaced by the 1996 Board authorization), including 14.7 million during 1997. These authorizations were either completed or rescinded prior to the USBC acquisition.


     On November 14, 1997, the Company redeemed all outstanding shares of its preferred stock at a redemption price of $25 per share, together with accrued and unpaid dividends.

DIVIDENDS - During 1999, total dividends on common stock were $573.1 million compared with $516.4 million in 1998 and $445.7 million in 1997. The Company has raised its quarterly dividend rate in each of the past five years. On a per share basis, dividends paid to common shareholders totaled $.78 in 1999, $.70 in 1998 and $.62 in 1997. On February 16, 2000, the Board of Directors increased the quarterly common dividend rate to $.215 from $.195.

     The Company's primary funding sources for common stock dividends are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its depository subsidiaries is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note S of the Notes to Consolidated Financial Statements.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The effective date has been deferred for one year with the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS 133. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000, with earlier application permitted. The adoption of SFAS 133 is not expected to have a material impact on the Company.

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

TABLE 21 FOURTH QUARTER SUMMARY



                                                                   Three Months Ended
                                                                       December 31
                                                                -----------------------
(Dollars in Millions, Except Per Share Data)                       1999          1998
---------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis) ............     $  841.0      $  787.1
Provision for credit losses ...............................        146.0         101.0
                                                                -----------------------
   Net interest income after provision for credit losses ..        695.0         686.1
Available-for-sale securities gains .......................          2.1            --
Other noninterest income ..................................        761.8         620.1
Merger-related charges ....................................         27.7          44.1
Other noninterest expense .................................        843.4         701.2
                                                                -----------------------
   Income before income taxes .............................        587.8         560.9
Taxable-equivalent adjustment .............................         10.3          12.8
Income taxes ..............................................        208.5         198.9
                                                                -----------------------
   Net income .............................................     $  369.0      $  349.2
                                                                =======================
FINANCIAL RATIOS
Return on average assets ..................................         1.86%         1.88%
Return on average common equity ...........................         20.4          23.6
Efficiency ratio ..........................................         54.3          53.0
Net interest margin (taxable-equivalent basis) ............         4.80          4.78

PER COMMON SHARE
Earnings per share ........................................     $    .50      $    .48
Diluted earnings per share ................................          .50           .48
Dividends paid ............................................         .195          .175

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
  AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets ..................................         1.94%         2.03%
Return on average common equity ...........................         21.3          25.5
Efficiency ratio ..........................................         52.6          49.8
Banking efficiency ratio* .................................         44.7          43.2
--------------------------------------------------------------------------------------


*WITHOUT INVESTMENT BANKING AND BROKERAGE ACTIVITY.

FOURTH QUARTER SUMMARY


        In the fourth quarter of 1999, the Company had net income of $369.0 million ($.50 per diluted share), compared with net income of $349.2 million ($.48 per diluted share) in the fourth quarter of 1998, including merger-related charges and available-for-sale securities transactions.


     The Company also reported operating earnings of $385.1 million ($.52 per diluted share) in the fourth quarter of 1999, compared with $377.3 million ($.52 per diluted share) in the fourth quarter of 1998. Fourth quarter net interest income on a taxable-equivalent basis increased $53.9 million to $841.0 million, compared with fourth quarter of 1998, primarily reflecting strong core loan growth, acquisitions and a stable net interest margin. The net interest margin on a taxable-equivalent basis was 4.80 percent compared with 4.78 percent a year ago.


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


NOTE C BUSINESS COMBINATIONS AND DIVESTITURES



PENINSULA BANK OF SAN DIEGO On January 14, 2000, the Company completed its acquisition of Peninsula Bank of San Diego. Peninsula Bank operates 11 branches in San Diego County, California. The transaction was accounted for as a purchase acquisition.



WESTERN BANCORP On November 15, 1999, the Company completed its acquisition of Western Bancorp. With $2.5 billion in assets, Western Bancorp has 31 branches in southern California in Los Angeles, Orange and San Diego counties. The transaction was accounted for as a purchase acquisition, and accordingly, the purchase price of approximately $922 million was allocated to assets acquired and liabilities assumed based on their fair values at the date of acquisition.



PIPER JAFFRAY COMPANIES, INC. On May 1, 1998, the Company completed its acquisition of Piper Jaffray Companies Inc. ("Piper Jaffray"), a full-service investment banking and securities brokerage firm. The acquisition allows the Company to offer investment banking and institutional and retail brokerage services through a new subsidiary known as U.S. Bancorp Piper Jaffray Inc. The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price of $738 million (including $719 million aggregate cash consideration for Piper Jaffray shares outstanding) was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.



The following table summarizes acquisitions by the Company completed during the past two years:

                                                                                    GOODWILL &
                                                                                   INTANGIBLES                      ACCOUNTING
(Dollars in Millions)                            DATE       ASSETS       DEPOSITS    RECORDED     SHARES ISSUED       METHOD
----------------------------------------------------------------------------------------------------------------------------------
Peninsula Bank ..............................   1/14/00        $  491      $  452           $ 71       4,041,568     Purchase
Western Bancorp .............................  11/15/99         2,508       2,105            773      27,768,465     Purchase
Voyager Fleet Systems, Inc. .................   9/13/99            43          --             25              --     Purchase
Bank of Commerce ............................   7/15/99           638         529            269       9,287,960     Purchase
Mellon Network Services' Electronic
    Funds Transfer Processing Unit ..........   6/30/99            --          --             78              --     Purchase
Libra Investments, Inc. .....................    1/4/99            33          --              4       1,027,276     Purchase
Northwest Bancshares, Inc. ..................  12/15/98           377         344             90              --     Purchase
Piper Jaffray Companies, Inc. ...............    5/1/98         1,272          --            555              --     Purchase



OTHER ACTIVITIES On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa representing $364 million of deposits. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business.



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
--------------------------------------------------------------------------------------------------



54                                                                  U.S. BANCORP

NOTE M MERGER-RELATED CHARGES

The Company recorded merger-related charges of $62.4 million, $216.5 million and $511.6 million in 1999, 1998 and 1997, respectively. Merger-related charges in 1999 related to the Company's various acquisitions (see Note C) including system conversion and integration costs associated with consolidating redundant operations. Merger-related charges in 1998 were primarily due to conversion costs related to the U.S. Bancorp ("USBC") and Piper Jaffray Companies Inc. ("Piper") acquisitions. Merger-related charges in 1997 were associated with the acquisition of USBC. The components of the charges are shown below:

                                                                         --------------------------------------
                                                                                        Piper
(Dollars in Millions)                                                       USBC       Jaffray       Other
---------------------------------------------------------------------------------------------------------------
1999
Severance ..........................................................     $      8.0       $   --         $  --
Premises and equipment writedowns ..................................            1.6           --            --
Systems conversions ................................................            4.4         12.5          17.3
Benefit curtailment gains ..........................................             --           --            --
Other merger-related charges* ......................................           18.6           --            --
                                                                         -------------------------------------
Total 1999 .........................................................     $     32.6       $ 12.5         $17.3

1998
Severance ..........................................................     $       --       $   --         $  --
Premises and equipment writedowns ..................................             --           --            --
Systems conversions ................................................          229.4          7.5            --
Benefit curtailment gains ..........................................          (25.6)          --            --
Other merger-related charges .......................................             --          4.2           1.0
                                                                         -------------------------------------
Total 1998 .........................................................     $    203.8       $ 11.7         $ 1.0

1997
Severance ..........................................................     $    232.3       $   --         $  --
Premises and equipment writedowns ..................................           77.2           --            --
Systems conversions ................................................           72.7           --            --
Benefit curtailment gains ..........................................             --           --            --
Other merger-related charges** .....................................          129.4           --            --
                                                                         -------------------------------------
Total 1997 .........................................................     $    511.6       $   --         $  --
Total merger-related charges .......................................     $    748.0       $ 24.2         $18.3
--------------------------------------------------------------------------------------------------------------

* Other merger-related charges for USBC in 1999 included $11.3 million of consulting costs and $7.3 million of system contract and other asset writeoffs associated with conversion of ATM deposit processing systems.

**Other merger-related charges in 1997 included $43.4 million of capitalized software and other asset writedowns, $35.0 million of investment banking and other transaction costs, $35.3 million of contract cancellation costs, $6.7 million related to the acceleration of stock awards, $6.6 million of signage writeoffs and $2.4 million of other merger-related expenses.


The Company determines merger-related charges and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process. Severance charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were approximately 3,635 for USBC, 75 for Piper and 295 for other acquisitions, including 175 for Western Bancorp. Premises and equipment writedowns represent lease termination costs and impairment of assets for redundant office space, equipment and branches that will be vacated and disposed of as part of the integration plan. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. In 1999, the Company recognized an $8.0 million charge to establish severance associated with the consolidation of redundant mail distribution functions and other displaced employees not considered in the initial USBC integration plan but eligible for severance under the change-in-control provisions triggered by the merger. Other merger-related charges for USBC in 1999 included $11.3 million of consulting costs and $7.3 million of system contract and other asset write offs associated with the Company's conversion of ATM processing systems. These actions completed the integration activities related to USBC. The $15.9 million merger related severance accrual outstanding at December 31, 1999 will be paid in accordance with the terms of the severance programs through 2001. The following table presents a summary of activity with respect to the Company's significant acquisitions:

U.S. BANCORP                                                                 55

                                                                        Year Ended December 31
                                                       ------------------------------------------------------
(Dollars in Millions)                                        USBC     Piper Jaffray     Other         Total
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 ........................       $    --       $  --         $33.6        $  33.6
     Provision charged to operating expense .........         511.6          --            --          511.6
     Cash outlays ...................................        (199.1)         --         (18.0)        (217.1)
     Noncash writedowns and other ...................        (123.5)         --            --         (123.5)
                                                       ------------------------------------------------------

Balance at December 31, 1997 ........................       $ 189.0       $  --         $15.6        $ 204.6
     Provision charged to operating expense .........         203.8        11.7           1.0          216.5
     Additions related to purchase acquisitions .....            --        30.5          24.8           55.3
     Cash outlays ...................................        (273.6)      (19.4)        (17.2)        (310.2)
     Noncash writedowns and other ...................         (37.9)       (1.4)          (.2)         (39.5)
                                                       ------------------------------------------------------

Balance at December 31, 1998 ........................       $  81.3       $21.4         $24.0        $ 126.7
     Provision charged to operating expense .........          32.6        12.5          17.3           62.4
     Additions related to purchase acquisitions .....            --         2.4          67.8           70.2
     Cash outlays ...................................         (36.0)      (17.9)        (44.5)         (98.4)
     Transfer to tax liability* .....................         (33.8)         --            --          (33.8)
     Noncash writedowns and other ...................         (28.2)        (.9)        (26.1)         (55.2)
                                                       ------------------------------------------------------

Balance at December 31, 1999 ........................        $ 15.9       $17.5         $38.5        $  71.9
-------------------------------------------------------------------------------------------------------------

*THE LIABILITY RELATES TO CERTAIN SEVERANCE RELATED ITEMS.

The following table provides a rollforward of the merger-related accrual for USBC throughout the integration timeframe:


                                         Severance
                                        By Programs
(Dollars in millions)                   -----------        Total      Investment     Lease Cancelations
                                       1997     1999     Severance    Banker Fees   and related Writeoffs    Other    Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              -       -           -             -                -                 -         -

Provision charged to operating expense  232.3     -         232.3          35.0             20.6              0.2      288.1
Cash Outlays                            (65.9)    -         (65.9)        (33.2)             -                 -       (99.1)
Noncash items                             -       -           -             -                -                 -         -

BALANCE AT DECEMBER 31, 1997            166.4     -         166.4           1.8             20.6              0.2      189.0

Provision charged to operating expense    -       -           -            (1.8)             -                 -        (1.8)
Cash Outlays                            (85.1)    -         (85.1)          -              (10.6)              -       (95.7)
Noncash items                             -       -           -             -              (10.0)            (0.2)     (10.2)

BALANCE AT DECEMBER 31, 1998             81.3     -          81.3           -                -                 -        81.3

Provision charged to operating expense    -      8.0          8.0           -                -                 -         8.0
Cash Outlays                            (34.4)  (5.2)       (39.6)          -                -                 -       (39.6)
Transfer to tax liability               (33.8)    -         (33.8)          -                -                 -       (33.8)

BALANCE AT DECEMBER 31, 1999             13.1    2.8         15.9           -                -                 -        15.9

The components of the merger-related accrual were as follows:


                                                                      Year Ended December 31
                                                               --------------------------------------
(Dollars in Millions)                                                      1999                 1998
-----------------------------------------------------------------------------------------------------
Severance ..............................................                  $34.6               $ 98.1
Other employee-related costs* ..........................                   16.6                  7.2
Lease termination and facility costs ...................                    9.5                  7.4
Contracts and system writeoffs .........................                    6.4                 10.4
Other ..................................................                    4.8                  3.6
                                                               --------------------------------------
     Total .............................................                  $71.9               $126.7

The merger-related accrual by significant acquisition was as follows:

                                                                      Year Ended December 31
                                                               --------------------------------------
(Dollars in Millions)                                                      1999                 1998
-----------------------------------------------------------------------------------------------------
USBC .........................................................            $15.9               $ 81.3
Piper Jaffray ................................................             17.5                 21.4
Western Bancorp ..............................................             20.8                  ---
Bank of Commerce .............................................              7.5                  ---
Zappco, Inc. .................................................              4.1                 11.5
Northwest Bancshares, Inc. ...................................              3.5                 12.5
Other acquisitions ...........................................              2.6                  ---
                                                               --------------------------------------
     Total ...................................................            $71.9               $126.7
-----------------------------------------------------------------------------------------------------

*OTHER EMPLOYEE RELATED COSTS IN 1999 INCLUDED $9.3 MILLION FOR NON-COMPETE ARRANGEMENTS.

The Company expects to incur an additional $55.0 million, pretax, of merger-related expenses in 2000.


56                                                                 U.S. BANCORP

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


U.S. BANCORP                                                                 57

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(Dollars in Millions)                                                      1999                  1998
-----------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Loan loss reserves ............................................        $ 382.8              $ 382.3
Postretirement liability ......................................           69.9                 69.5
Deferred fees .................................................           60.3                 79.8
Accrued severance, pension and retirement benefits ............           44.4                 28.8
Adjustment of available-for-sale securities to market value ...           38.0                (44.0)
Real estate and other asset basis differences .................           29.0                 31.8
Federal operating loss carryforward ...........................             .9                  1.2
Other deferred tax assets .....................................          168.2                196.9
                                                                       ------------------------------
        Gross deferred tax assets .............................          793.5                746.3

DEFERRED TAX LIABILITIES
Leasing activities ............................................         (504.8)              (401.5)
Accelerated depreciation ......................................          (32.5)               (19.4)
Other investment basis differences ............................          (16.8)               (13.4)
Other deferred tax liabilities ................................          (81.0)               (50.7)
                                                                       ------------------------------
        Gross deferred tax liabilities ........................         (635.1)              (485.0)
                                                                       ------------------------------
NET DEFERRED TAX ASSETS .......................................        $ 158.4              $ 261.3
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



58                                                                 U.S. BANCORP

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


U.S. BANCORP                                                                 59

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


60                                                                 U.S. BANCORP

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


U.S. BANCORP                                                                 61

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


62                                                                 U.S. BANCORP

The estimated fair values of the Company's financial instruments are shown in the table below.


                                                                                         1999                     1998
                                                                            --------------------------   --------------------
                                                                                Carrying         Fair    Carrying        Fair
(Dollars in Millions)                                                             Amount        Value      Amount       Value
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
        Cash and due from banks ...........................................      $ 4,036      $ 4,036     $ 4,772     $ 4,772
        Federal funds sold and resale agreements ..........................        1,037        1,037         544         544
        Trading account securities ........................................          617          617         537         537
        Available-for-sale securities .....................................        4,871        4,871       5,577       5,577
        Loans
                Commercial
                        Commercial ........................................       28,863       29,579      25,974      26,797
                        Commercial real estate and construction ...........       14,106       14,717      11,262      12,080
                Consumer
                        Residential mortgage ..............................        2,661        2,672       3,160       3,256
                        Home equity and second mortgage ...................        8,681        8,918       7,409       7,786
                        Credit card and revolving credit ..................        6,128        6,742       5,907       6,592
                        Other consumer installment ........................        2,446        2,484       5,410       5,516
                Allowance for credit losses ...............................         (995)          --      (1,001)         --
                                                                            -------------------------------------------------
                        Net loans .........................................       61,890       65,112      58,121      62,027
                                                                            -------------------------------------------------
                        Total financial assets ............................       72,451       75,673      69,551      73,457
NONFINANCIAL ASSETS
        Core deposit intangible ...........................................          176        4,837         145       2,611
                                                                            -------------------------------------------------
                        Total .............................................       72,627      $80,510      69,696    $ 76,068
                                                                                           ----------              ----------
        Other assets ......................................................        8,903                    6,742
                                                                            ------------               ----------
                        Total assets ......................................     $ 81,530                  $76,438
                                                                            ------------               ----------
FINANCIAL LIABILITIES
        Deposits
                Noninterest-bearing .......................................      $16,050      $16,050     $16,377     $16,377
                Interest-bearing checking and other savings ...............       29,671       29,671      30,834      30,834
                Time deposits > $100,000 ..................................        5,809        5,869       2,823       2,854
                                                                            -------------------------------------------------
                        Total deposits ....................................       51,530       51,590      50,034      50,065
        Federal funds purchased ...........................................          297          297       1,255       1,255
        Securities sold under agreements to repurchase ....................        1,235        1,235       1,427       1,427
        Other short-term funds borrowed ...................................          724          724         683         683
        Long-term debt ....................................................       16,563       16,602      13,781      14,046
        Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated
                debentures of the parent company ..........................          950          844         950       1,030
                                                                            -------------------------------------------------
                        Total financial liabilities .......................       71,299      $71,292      68,130      68,506
                                                                                           ----------              ----------
NONFINANCIAL LIABILITIES ..................................................        2,593                    2,338
SHAREHOLDERS' EQUITY ......................................................        7,638                    5,970
                                                                            ------------               ----------
                        Total liabilities and shareholders' equity ........     $ 81,530                  $76,438
                                                                            ------------               ----------
Off-Balance Sheet Financial Instruments
        Unrecognized gain on interest rate swaps and options ..............          N/A      $     6         N/A     $   193
        Unrecognized loss on interest rate swaps and options ..............          N/A          240         N/A           7
        Loan commitments ..................................................          N/A           --         N/A          --
        Letters of credit .................................................          N/A           --         N/A          --
-----------------------------------------------------------------------------------------------------------------------------



U.S. BANCORP                                                                 63

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

64                                                                 U.S. BANCORP

NOTE S  U.S. BANCORP (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31 (Dollars in Millions)                                 1999      1998
--------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary banks, principally interest-bearing   $   469   $   604
Available-for-sale securities ..............................       309       172
Investments in:
        Bank affiliates ....................................     8,128     6,673
        Nonbank affiliates .................................       669       610
Advances to:
        Bank affiliates ....................................     1,016       991
        Nonbank affiliates .................................     1,357       976
Other assets ...............................................     1,236       996
                                                              ------------------
                Total assets ...............................   $13,184   $11,022
                                                              ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed ..................................   $    31   $    48
Advances from subsidiaries .................................       111        46
Long-term debt .............................................     3,805     3,474
Junior subordinated debentures issued to subsidiary trusts .       979       979
Other liabilities ..........................................       620       505
Shareholders' equity .......................................     7,638     5,970
                                                              ------------------
                Total liabilities and shareholders' equity .   $13,184   $11,022
--------------------------------------------------------------------------------

CONDENSED STATEMENT OF INCOME

Year Ended December 31 (Dollars in Millions)                                            1999          1998        1997
----------------------------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $995.0, $1,290.0
and $441.2 from bank subsidiaries) ...........................................       $1,026.3      $1,387.1      $488.9
Interest from subsidiaries ...................................................          177.2         159.3       139.8
Service and management fees from subsidiaries ................................          191.5         240.4       201.7
Other income .................................................................          110.8         119.7        75.7
                                                                                     ----------------------------------
                Total income .................................................        1,505.8       1,906.5       906.1
EXPENSES
Interest on short-term funds borrowed ........................................           15.5          16.9        13.8
Interest on long-term debt ...................................................          217.9         187.2       180.0
Interest on junior subordinated debentures issued to subsidiary trusts .......           76.6          70.1        50.7
Operating expenses paid to subsidiaries ......................................            9.6          78.9         3.4
Merger-related charges .......................................................           13.9          25.6       251.5
Other expenses ...............................................................          166.5         197.9       245.1
                                                                                     ----------------------------------
                Total expenses ...............................................          500.0         576.6       744.5
                                                                                     ----------------------------------
Income before income taxes and equity in undistributed income of subsidiaries.        1,005.8       1,329.9       161.6
Income tax credit ............................................................          (17.1)        (71.0)      (65.7)
                                                                                     ----------------------------------
Income of parent company .....................................................        1,022.9       1,400.9       227.3
Equity (deficiency) in undistributed income of subsidiaries:
        Bank affiliates ......................................................          438.1        (101.6)      584.7
        Nonbank affiliates ...................................................           45.5          28.1        26.5
                                                                                     ----------------------------------
                                                                                        483.6         (73.5)      611.2
                                                                                     ----------------------------------
                Net income ...................................................       $1,506.5      $1,327.4      $838.5
-----------------------------------------------------------------------------------------------------------------------

U.S. BANCORP                                                                 65

CONDENSED STATEMENT OF CASH FLOWS


Year Ended December 31 (Dollars in Millions)                                                1999              1998           1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ......................................................................       $1,506.5         $ 1,327.4       $  838.5
Adjustments to reconcile net income to net cash provided by operating activities:
        (Equity) deficiency in undistributed income of subsidiaries .............         (483.6)             73.5         (611.2)
        Gains on available-for-sale securities ..................................           (8.6)            (12.5)          (1.7)
        Depreciation and amortization of premises and equipment .................           12.5              12.9           17.1
        Provision (credit) for deferred income taxes ............................           17.0               4.4           (5.3)
        Amortization of goodwill and other intangible assets ....................           11.5              11.0           13.5
        (Increase) decrease in accrued receivables ..............................          (19.4)             (3.9)           4.9
        Increase (decrease) in accrued liabilities ..............................           86.7            (124.0)         (13.9)
        Other - net .............................................................          (30.8)            (67.0)         (73.9)
                                                                                        ------------------------------------------
                Net cash provided by operating activities .......................        1,091.8           1,221.8          168.0

INVESTING ACTIVITIES
Available-for-sale securities
        Sales and maturities ....................................................          127.5              83.0          142.4
        Purchases ...............................................................         (323.5)            (59.9)        (140.2)
Investments in subsidiaries .....................................................          (26.0)         (1,114.6)        (221.2)
Equity distributions from subsidiaries ..........................................          145.0             325.0          769.5
Net (increase) decrease in short-term advances to affiliates ....................          (79.4)           (496.5)         521.6
Long-term advances made to affiliates ...........................................         (595.0)           (330.0)         (80.0)
Principal collected on long-term advances made to affiliates ....................          285.0             295.0             --
Other - net .....................................................................         (157.0)             (6.8)          30.8
                                                                                        ------------------------------------------
                Net cash (used) provided by investing activities ................         (623.4)         (1,304.8)       1,022.9

FINANCING ACTIVITIES
Net increase (decrease) in short-term advances from subsidiaries ................           62.6              21.4           (9.9)
Net (decrease) increase in short-term funds borrowed ............................          (16.8)             47.7         (161.3)
Proceeds from long-term debt ....................................................        1,068.5           1,218.3          307.0
Principal payments on long-term debt ............................................         (737.7)           (190.5)        (331.6)
Issuance of junior subordinated debentures to subsidiary trusts .................             --             360.8             --
Redemption of preferred stock ...................................................             --                --         (150.0)
Proceeds from dividend reinvestment, stock option and stock purchase plans ......          153.2             220.4          183.5
Repurchase of common stock ......................................................         (560.8)           (964.0)        (431.0)
Cash dividends ..................................................................         (573.1)           (516.4)        (456.3)
                                                                                        ------------------------------------------
                Net cash (used) provided by financing activities ................         (604.1)            197.7       (1,049.6)
                                                                                        ------------------------------------------
                Change in cash and cash equivalents .............................         (135.7)            114.7          141.3
Cash and cash equivalents at beginning of year ..................................          604.2             489.5          348.2
                                                                                        ------------------------------------------
                Cash and cash equivalents at end of year ........................       $  468.5         $   604.2       $  489.5
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


66                                                                 U.S. BANCORP

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
January 18, 2000


U.S. BANCORP                                                                 67

CONSOLIDATED BALANCE SHEET - FIVE-YEAR SUMMARY


                                                                                                                % Change
December 31 (Dollars In Millions)                        1999        1998         1997       1996       1995   1998-1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..........................    $ 4,036     $ 4,772      $ 4,739    $ 4,813    $ 4,253      (15.4)%
Federal funds sold and resale agreements .........      1,037         544          692        898        771       90.6
Trading account securities .......................        617         537          195        231        366       14.9
Held-to-maturity securities ......................         --          --           --        797        865        --
Available-for-sale securities:
        U.S. Treasury ............................        381         500          628      1,028      1,686      (23.8)
        Mortgage-backed ..........................      2,906       3,438        4,366      4,104      3,218      (15.5)
        State and political ......................      1,135       1,255        1,331        573        271       (9.6)
        U.S. agencies and other ..................        449         384          560        768      1,248       16.9
                                                      -------------------------------------------------------
           Total available-for-sale securities ...      4,871       5,577        6,885      6,473      6,423      (12.7)
Loans ............................................     62,885      59,122       54,708     52,355     49,345        6.4
        Less allowance for credit losses .........        995       1,001        1,009        993        908        (.6)
                                                      -------------------------------------------------------
                Net loans ........................     61,890      58,121       53,699     51,362     48,437        6.5
Other assets .....................................      9,079       6,887        5,085      5,175      4,553       31.8
                                                      -------------------------------------------------------
                        Total assets .............    $81,530     $76,438      $71,295    $69,749    $65,668        6.7%
                                                      -------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
        Noninterest-bearing ......................    $16,050     $16,377      $14,544    $14,344    $12,367       (2.0)%
        Interest-bearing .........................     35,480      33,657       34,483     35,012     33,412        5.4
                                                      -------------------------------------------------------
                Total deposits ...................     51,530      50,034       49,027     49,356     45,779        3.0
Short-term borrowings ............................      2,256       3,365        3,292      6,592      7,984      (33.0)
Long-term debt ...................................     16,563      13,781       10,247      5,369      4,583       20.2
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts
   holding solely the junior subordinated
   debentures of the parent company ..............        950         950          600        600         --         --
Other liabilities ................................      2,593       2,338        2,239      2,069      1,980       10.9
                                                      -------------------------------------------------------
     Total liabilities ...........................     73,892      70,468       65,405     63,986     60,326        4.9
Shareholders' equity .............................      7,638       5,970        5,890      5,763      5,342       27.9
                                                      -------------------------------------------------------
     Total liabilities and shareholders' equity ..    $81,530     $76,438      $71,295    $69,749    $65,668        6.7%
------------------------------------------------------------------------------------------------------------------------



68                                                                 U.S. BANCORP

CONSOLIDATED STATEMENT OF INCOME-- FIVE-YEAR SUMMARY


                                                                                                                          % Change
Year Ended December 31 (Dollars in Millions)                  1999          1998         1997         1996         1995  1998-1999
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans .............................................     $  5,208.6    $  4,921.8   $  4,784.5   $  4,537.7   $  4,373.4        5.8%
Securities
        Taxable ...................................          250.6         303.6        371.5        420.5        420.3      (17.5)
        Exempt from federal income taxes ..........           57.3          62.8         68.1         71.0         59.8       (8.8)
Other interest income .............................          160.2         119.2         69.5         85.2         67.3       34.4
                                                       -----------------------------------------------------------------
                Total interest income .............        5,676.7       5,407.4      5,293.6      5,114.4      4,920.8        5.0
INTEREST EXPENSE
Deposits ..........................................        1,291.2       1,391.0      1,436.8      1,441.3      1,416.7       (7.2)
Federal funds purchased and repurchase
agreements ........................................          164.2         153.6        183.0        197.9        218.2        6.9
Other short-term funds borrowed ...................           49.9          59.1        117.6        198.0        189.8      (15.6)
Long-term debt ....................................          833.4         672.7        459.0        303.8        273.4       23.9
Company-obligated mandatorily redeemable preferred
        securities of subsidiary trusts holding
        solely the junior subordinated debentures
        of the parent company .....................           77.3          70.4         49.1          2.8           --        9.8
                                                       -----------------------------------------------------------------
                Total interest expense ............        2,416.0       2,346.8      2,245.5      2,143.8      2,098.1        2.9
                                                       -----------------------------------------------------------------
Net interest income ...............................        3,260.7       3,060.6      3,048.1      2,970.6      2,822.7        6.5
Provision for credit losses .......................          531.0         379.0        460.3        271.2        239.1       40.1
                                                       -----------------------------------------------------------------
Net interest income after provision for credit
  losses ..........................................        2,729.7       2,681.6      2,587.8      2,699.4      2,583.6        1.8

NONINTEREST INCOME
Credit card fee revenue ...........................          603.1         574.8        418.8        351.5        303.9        4.9
Trust and investment management fees ..............          459.7         413.0        348.0        302.3        241.1       11.3
Service charges on deposit accounts ...............          434.6         406.0        396.2        377.2        345.0        7.0
Investment products fees and commissions ..........          347.7         229.7         65.7         59.7         49.8       51.4
Investment banking revenue ........................          245.4         100.4           --           --           --          *
Trading account profits and commissions ...........          215.9         118.1         30.9         29.0         28.5       82.8
Available-for-sale securities (losses) gains ......           (1.3)         12.6          3.6         20.8          3.0          *
Gain on sale of mortgage banking operations .......             --            --           --         45.8           --         --
Termination fee ...................................             --            --           --        190.0           --         --
Other .............................................          453.6         402.0        352.0        406.8        342.0       12.8
                                                       -----------------------------------------------------------------
                Total noninterest income ..........        2,758.7       2,256.6      1,615.2      1,783.1      1,313.3       22.3

NONINTEREST EXPENSE
Salaries ..........................................        1,460.9       1,210.9        969.3        964.5        927.5       20.6
Employee benefits .................................          248.4         222.3        217.4        220.3        209.9       11.7
Net occupancy .....................................          204.6         187.4        182.0        179.4        183.4        9.2
Furniture and equipment ...........................          160.1         153.4        165.4        175.2        184.5        4.4
Professional services .............................           74.1          71.3         70.3         58.0         59.2        3.9
Goodwill and other intangible assets ..............          165.6         143.7        113.3        130.1         76.0       15.2
Merger-related and restructuring charges ..........           62.4         216.5        511.6         88.1         98.9      (71.2)
Other .............................................          750.8         638.8        583.0        722.5        736.5       17.5
                                                       -----------------------------------------------------------------
                Total noninterest expense .........        3,126.9       2,844.3      2,812.3      2,538.1      2,475.9        9.9
                                                       -----------------------------------------------------------------
Income before income taxes ........................        2,361.5       2,093.9      1,390.7      1,944.4      1,421.0       12.8
Applicable income taxes ...........................          855.0         766.5        552.2        725.7        523.9       11.5
                                                       -----------------------------------------------------------------
Net income ........................................     $  1,506.5    $  1,327.4   $    838.5   $  1,218.7   $    897.1       13.5
                                                       -----------------------------------------------------------------
Net income applicable to common equity ............     $  1,506.5    $  1,327.4   $    827.9   $  1,200.3   $    877.4       13.5%
-----------------------------------------------------------------------------------------------------------------------------------


*Not meaningful


U.S. BANCORP                                                                 69

QUARTERLY CONSOLIDATED FINANCIAL DATA


                                                        1999                                              1998
                                  ----------------------------------------------  -------------------------------------------------
(Dollars in Millions,                Fourth       Third       Second       First      Fourth        Third       Second       First
Except Per Share Data)              Quarter     Quarter      Quarter     Quarter     Quarter      Quarter      Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans .........................   $ 1,364.6   $ 1,333.3    $ 1,272.2   $ 1,238.5   $ 1,245.2    $ 1,246.8    $ 1,225.6    $ 1,204.2
Securities
        Taxable ...............        62.0        64.2         59.8        64.6        68.2         71.4         78.2         85.8
        Exempt from federal
        income taxes ..........        14.1        14.2         14.3        14.7        15.5         15.6         15.6         16.1
Other interest income .........        47.3        40.1         38.6        34.2        34.0         36.0         30.2         19.0
                                 --------------------------------------------------------------------------------------------------
                Total interest
                income ........     1,488.0     1,451.8      1,384.9     1,352.0     1,362.9      1,369.8      1,349.6      1,325.1
INTEREST EXPENSE
Deposits ......................       352.1       318.7        308.8       311.6       332.4        351.3        352.2        355.1
Federal funds purchased and
   repurchase agreements ......        32.8        48.4         43.6        39.4        36.3         41.9         41.8         33.6
Other short-term funds
   borrowed ...................        12.0        12.9         12.1        12.9        13.9         18.1         14.3         12.8
Long-term debt ................       241.1       217.8        188.4       186.1       186.7        171.8        157.8        156.4
Company-obligated mandatorily
   redeemable preferred
   securities of subsidiary
   trusts holding solely the
   junior subordinated
   debentures of the parent
   company ....................        19.3        19.3         19.4        19.3        19.3         20.3         18.5         12.3
                                 --------------------------------------------------------------------------------------------------
                Total interest
                expense .......       657.3       617.1        572.3       569.3       588.6        603.4        584.6        570.2
                                 --------------------------------------------------------------------------------------------------
Net interest income ...........       830.7       834.7        812.6       782.7       774.3        766.4        765.0        754.9
Provision for credit losses ...       146.0       142.0        126.0       117.0       101.0         95.0         93.0         90.0
                                 --------------------------------------------------------------------------------------------------
Net interest income after
   provision for credit losses.       684.7       692.7        686.6       665.7       673.3        671.4        672.0        664.9

NONINTEREST INCOME
Credit card fee revenue .......       166.3       161.3        148.7       126.8       144.3        156.1        147.6        126.8
Trust and investment management
   fees .......................       116.5       113.8        112.2       117.2       105.3        104.8        108.0         94.9
Service charges on deposit
   accounts ...................       111.5       112.2        107.5       103.4       107.0        101.7         99.4         97.9
Investment products fees and
   commissions ................        88.0        79.5         91.6        88.6        78.0         76.0         57.5         18.2
Investment banking revenue ....        88.8        60.1         60.3        36.2        33.1         38.3         29.0         --
Trading account profits and
   commissions ................        65.5        48.4         50.5        51.5        40.2         42.8         28.0          7.1
Available-for-sale securities
   gains (losses) .............         2.1        (3.4)          --          --          --           --           --         12.6
Other .........................       125.2       140.7         85.1       102.6       112.2         97.2         91.6        101.0
                                 --------------------------------------------------------------------------------------------------
                Total
                noninterest
                income ........       763.9       712.6        655.9       626.3       620.1        616.9        561.1        458.5

NONINTEREST EXPENSE
Salaries ......................       397.7       352.4        356.7       354.1       328.4        339.6        303.3        239.6
Employee benefits .............        65.0        59.8         53.6        70.0        53.7         55.7         58.8         54.1
Net occupancy .................        52.8        51.9         49.9        50.0        46.8         49.2         47.9         43.5
Furniture and equipment .......        42.1        40.9         39.0        38.1        39.0         39.4         39.6         35.4
Professional services .........        26.5        17.0         16.6        14.0        26.4         18.3         15.3         11.3
Goodwill and other intangible
   assets .....................        49.6        41.6         36.6        37.8        37.2         37.1         36.0         33.4
Merger-related charges ........        27.7        16.8         15.0         2.9        44.1         66.4         59.5         46.5
Other .........................       209.7       203.8        185.4       151.9       169.7        163.1        164.2        141.8
                                 --------------------------------------------------------------------------------------------------
                Total
                noninterest
                expense .......        871.1       784.2       752.8       718.8       745.3        768.8        724.6        605.6
                                 --------------------------------------------------------------------------------------------------
Income before income taxes ....        577.5       621.1       589.7       573.2       548.1        519.5        508.5        517.8
Applicable income taxes .......        208.5       224.7       215.4       206.4       198.9        190.4        187.9        189.3
                                 --------------------------------------------------------------------------------------------------
Net income ....................     $  369.0   $   396.4  $    374.3   $   366.8   $   349.2  $     329.1  $     320.6  $     328.5
                                 --------------------------------------------------------------------------------------------------
Earnings per share ............     $    .50   $     .55  $      .52   $     .51   $     .48  $       .45  $       .43  $       .44
Diluted earnings per share ....     $    .50   $     .54  $      .51   $     .50   $     .48  $       .44  $       .43  $       .44

SELECTED AVERAGE BALANCES
Loans .........................     $ 61,523   $  61,349  $   60,321   $  59,081   $  57,648  $    56,174       55,400  $    54,657
Earning assets ................       69,540      69,271      67,979      66,738      65,380       63,994       63,494       62,572
Total assets ..................       78,859      77,700      76,072      75,107      73,767       72,083       71,446       69,821
Deposits ......................       49,071      47,716      47,979      47,620      47,596       47,000       47,426       47,287
Long-term debt ................       16,161      15,733      14,416      13,967      13,081       11,658       10,564       10,534
Common equity .................        7,159       6,588       6,312       6,088       5,875        6,100        6,186        6,036
-----------------------------------------------------------------------------------------------------------------------------------


70                                                                 U.S. BANCORP

                      CONSOLIDATED DAILY AVERAGE BALANCE


Year Ended December 31                                                         1999                              1998
--------------------------------------------------------------------------------------------------  ------------------------------
                                                                                           Yields                           Yields
(Dollars in Millions)                                                Balance  Interest  And Rates     Balance  Interest  And Rates
--------------------------------------------------------------------------------------------------  ------------------------------
ASSETS

Available-for-sale securities
  U.S. Treasury..................................................   $   425   $   24.1   5.67%        $   565  $   32.8   5.81%
  Mortgage-backed................................................     3,138      206.9   6.59           3,667     247.1   6.74
  State and political............................................     1,140       86.2   7.56           1,260      98.2   7.79
  U.S. agencies and other........................................       450       18.5   4.11             403      21.9   5.43
                                                                    -------  ---------                -------  --------
     Total available-for-sale securities.........................     5,153      335.7   6.51           5,895     400.0   6.79
     Unrealized gain (loss) on available-for-sale securities.....        18                                97
                                                                    -------                           -------
     Net available-for-sale securities..........................      5,171                             5,992
Held-to-maturity securities......................................        --         --     --              --        --     --
Trading account securities.......................................       630       41.3   6.56             290      18.7   6.45
Federal funds sold and resale agreements.........................       535       23.0   4.30             667      35.0   5.25
Loans
  Commercial
     Commercial..................................................    27,281    2,080.9   7.63          24,608   1,945.7   7.91
     Real estate
        Commercial mortgage......................................     8,645      730.9   8.45           8,129     712.8   8.77
        Construction.............................................     3,661      324.9   8.87           2,652     240.1   9.05
                                                                    -------  ---------                -------  --------
        Total commercial.........................................    39,587    3,136.7   7.92          35,389   2,898.6   8.19
  Consumer
     Home equity and second mortgage............................      8,039      758.4   9.43           6,130     585.0   9.54
     Credit card................................................      4,029      528.7  13.12           4,021     508.3  12.64
     Other......................................................      6,134      581.4   9.48           6,803     656.0   9.64
                                                                    -------  ---------                -------  --------
        Subtotal................................................     18,202    1,868.5  10.27          16,954   1,749.3  10.32
     Residential mortgage.......................................      2,789      214.8   7.70           3,636     289.6   7.96
                                                                    -------  ---------                -------  --------
        Total consumer..........................................     20,991    2,083.3   9.92          20,590   2,038.9   9.90
                                                                    -------  ---------                -------  --------
        Total loans.............................................     60,578    5,220.0   8.62          55,979   4,937.5   8.82
     Allowance for credit losses................................        998                               997
                                                                    -------                           -------
        Net loans...............................................     59,580                            54,982
Other earning assets............................................      1,496       98.7   6.60           1,037      67.5   6.51
                                                                    -------  ---------                -------  --------
        Total earning assets*...................................     68,392    5,718.7   8.36          63,868   5,458.7   8.55
Other assets....................................................      9,535                             8,823
                                                                    -------                           -------
        Total assets............................................    $76,947                           $71,791
                                                                    -------                           -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits....................................    $13,760                           $13,497
Interest-bearing deposits
     Interest checking..........................................      6,044      110.3  1.82            5,754     104.2   1.81
     Money market accounts......................................     12,141      428.5  3.53           11,201     437.9   3.91
     Other savings accounts.....................................      2,223       40.1  1.80            2,465      51.2   2.08
     Savings certificates.......................................      9,575      479.0  5.00           11,309     616.8   5.45
     Certificates over $100,000.................................      4,356      233.3  5.36            3,101     180.9   5.83
                                                                    -------  ---------                -------  --------
        Total interest-bearing deposits.........................     34,339    1,291.2  3.76           33,830   1,391.0   4.11
Short-term borrowings...........................................      3,887      214.1  5.51            3,733     212.7   5.70
Long-term debt..................................................     15,077      833.4  5.53           11,481     672.7   5.86
Company-obligated mandatorily redeemable preferred securities...        950       77.3  8.14              864      70.4   8.15
                                                                    -------  ---------                -------  --------
        Total interest-bearing liabilities......................     54,253    2,416.0  4.45           49,908   2,346.8   4.70
Other liabilities...............................................      2,394                             2,337
Preferred equity................................................         --                                --
Common equity...................................................      6,528                             5,989
Accumulated other comprehensive income..........................         12                                60
                                                                    -------                           -------
        Total liabilities and shareholders' equity..............    $76,947                           $71,791
                                                                    -------                           -------
Net interest income.............................................              $3,302.7                         $3,111.9
                                                                              --------                         --------
Gross interest margin...........................................                        3.91%                            3.85%
                                                                                        ----                             ----
Gross interest margin without taxable-equivalent increments.....                        3.85%                            3.77%
                                                                                        ----                             ----
PERCENT OF EARNING ASSETS
Interest income.................................................                        8.36%                            8.55%
Interest expense................................................                        3.53                             3.68
                                                                                        ----                             ----
        Net interest margin.....................................                        4.83                             4.87
                                                                                        ----                             ----
Net interest margin without taxable-equivalent increments.......                        4.77%                            4.79%
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
-----------------------------------------------------------------------------------------------------------------------------------

72                                                                  U.S. BANCORP

SUPPLEMENTAL FINANCIAL DATA

EARNINGS PER SHARE SUMMARY

                                         1999      1998      1997      1996      1995
-------------------------------------------------------------------------------------
Earnings per share .............      $2.07     $1.81     $1.13     $1.60     $1.19
Diluted earnings per share......       2.06      1.78      1.11      1.57      1.16
-------------------------------------------------------------------------------------

RATIOS

                                                     1999       1998       1997       1996       1995
------------------------------------------------------------------------------------------------------
Return on average assets ....................        1.96%      1.85%      1.22%      1.81%      1.42%
Return on average common equity .............        23.0       21.9       14.6       21.1       17.2
Average total equity to average assets ......         8.5        8.4        8.4        8.8        8.5
Dividends per share to net income per share..        37.7       38.7       54.9       34.4       40.6
------------------------------------------------------------------------------------------------------

OTHER STATISTICS

                                                               1999            1998            1997            1996          1995
---------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding - year end* ...............   753,330,212     725,761,718     739,933,014     738,017,970   723,095,643
Average common shares outstanding and
        common stock equivalents
                Earnings per share ..................   727,530,843     733,897,845     733,550,892     749,178,474   738,653,169
                Diluted earnings per share ..........   732,990,811     744,178,143     742,913,736     766,172,004   764,661,147
Number of shareholders - year-end** .................        38,104          38,069          41,657          43,353        41,701
Average number of employees (full-time equivalents)..        26,891          26,526          25,858          27,157        27,795
Common dividends paid (millions) ....................   $     573.1     $     516.4     $     445.7     $     406.9   $     327.4
---------------------------------------------------------------------------------------------------------------------------------

*Defined as total common shares less common stock held in treasury. **Based on number of common stock shareholders of record.

STOCK PRICE RANGE AND DIVIDENDS

                                                 1999                            1998
                                    -----------------------------   -----------------------------
                                        Sales Price                     Sales Price
                                    ------------------  Dividends   ------------------  Dividends
                                       High        Low       Paid      High        Low       Paid
-------------------------------------------------------------------------------------------------
First quarter ...............       $ 37.94    $ 30.13     $ .195   $ 41.81    $ 33.75     $ .175
Second quarter ..............         37.81      30.50       .195     45.63      37.13       .175
Third quarter ...............         34.81      28.06       .195     47.31      33.69       .175
Fourth quarter ..............         38.06      21.88       .195     43.00      25.63       .175
Closing price - December 31..              23.81                           35.50
-------------------------------------------------------------------------------------------------

THE COMMON STOCK OF U.S. BANCORP IS TRADED ON THE NEW YORK STOCK EXCHANGE, UNDER THE TICKER SYMBOL, "USB."


U.S. BANCORP                                                                 73

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
-------------------------------------------------------------------------------------------------------------------



74                                                                 U.S. BANCORP

ANNUAL REPORT ON FORM 10-K/A

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

This Annual Report and Form 10-K/A incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption "Forward-Looking Statements" are incorporated in the Form 10-K/A.


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


U.S. BANCORP                                                                 75

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

76                                                                 U.S. BANCORP

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

     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K/A.

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

         (1)4.5 Forms of Warrant Agreements, dated as of November 5, 1996, between Monarch Bancorp (predecessor of Western Bancorp) and certain Warrantholders, and accompanying Forms of Warrants, assumed by U.S. Bancorp upon its acquisition of Western Bancorp on November 15, 1999.

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

     (1)(2)10.5 U.S. Bancorp 1995 Executive Incentive Plan, as amended. Filed as Exhibit 10A to report on Form 10-Q for the quarter ended March 31, 1997.

     (1)(2)10.6   U.S. Bancorp Annual Incentive Plan, as amended. Filed as
                  Exhibit 10E to report on Form 10-K for the year ended December 31, 1996.

     (1)(2)10.7   U.S. Bancorp Executive Deferral Plan, as amended.

     (1)(2)10.8 U.S. Bancorp Nonqualified Supplemental Executive Retirement Plan, as amended.

     (1)(2)10.9   U.S. Bancorp Special Executive Deferral Plan, as amended.

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

    (1)(2)10.17 U.S. Bancorp Independent Director Retirement and Death Benefit Plan, as amended.

    (1)(2)10.18 U.S. Bancorp Deferred Compensation Plan for Directors, as amended.

    (1)(2)10.19 Form of Change-in-Control Agreement between U.S. Bancorp and certain officers of the Company.

U.S. BANCORP                                                                 77

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

    (1)(2)10.24   Employment Agreement with Andrew S. Duff.

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

             21   Subsidiaries of the Registrant.

             23   Consent of Ernst & Young LLP.

             27   Financial Data Schedule.

(1)EXHIBIT HAS HERETOFORE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND IS INCORPORATED HEREIN AS AN EXHIBIT BY REFERENCE.

(2)ITEMS THAT ARE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS AN EXHIBIT PURSUANT TO ITEM 14(c) OF THIS FORM 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, on January 10, 2001.

U.S. Bancorp
By: Terrance R. Dolan
Senior Vice President and Controller


78                                                                 U.S. BANCORP

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


U.S. BANCORP                                                                 79

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


80                                                                 U.S. BANCORP

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




82                                                                 U.S. BANCORP

[LOGO]

U.S. Bank Place
601 Second Avenue South
Minneapolis, Minnesota
55402-4302


www.usbank.com