Form 10-Q/A
period 2000-03-31
US BANCORP \DE\
filed 2001-01-10
CIK 36104

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


                                  FORM 10-Q/A


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

                      Class                                    Outstanding as of April 30, 2000
          Common Stock, $1.25 Par Value                               751,832,861 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL SUMMARY


                                                                                Three Months Ended
                                                                          ------------------------------
                                                                             March 31           March 31
(Dollars in Millions, Except Per Share Data)                                     2000               1999
--------------------------------------------------------------------------------------------------------
Income before merger-related charges and available-for-sale
  securities transactions                                                 $     387.6        $     368.6
Merger-related charges and available-for-sale securities
  transactions                                                                   (8.6)              (1.8)
                                                                          -----------        -----------
Net income                                                                $     379.0        $     366.8
                                                                          -----------        -----------

PER COMMON SHARE
Earnings per share                                                        $       .51        $       .51
Diluted earnings per share                                                        .51                .50
Dividends paid                                                                   .215               .195
Common shareholders' equity                                                     10.34               8.50

FINANCIAL RATIOS
Return on average assets                                                         1.86%              1.98%
Return on average common equity                                                  19.8               24.4
Efficiency ratio                                                                 54.3               50.6
Net interest margin (taxable-equivalent basis)                                   4.81               4.82
                                                                          -----------        -----------

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
   AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets                                                         1.91%              1.99%
Return on average common equity                                                  20.3               24.6
Efficiency ratio                                                                 53.6               50.4
Banking efficiency ratio*                                                        45.3               43.3
                                                                          -----------        -----------


                                                                              March 31       December 31
                                                                                  2000              1999
                                                                          ------------------------------
PERIOD END
Loans                                                                     $    64,897        $    62,885
Allowance for credit losses                                                     1,011                995
Assets                                                                         83,072             81,530
Total shareholders' equity                                                      7,745              7,638
Tangible common equity to total assets**                                          6.4%               6.5%
Tier 1 capital ratio                                                              6.6                6.8
Total risk-based capital ratio                                                   10.9               11.1
Leverage ratio                                                                    7.2                7.4
--------------------------------------------------------------------------------------------------------



* Without investment banking and brokerage activity.
**Defined as common equity less goodwill as a percentage of total assets less goodwill.




TABLE OF CONTENTS AND FORM 10-Q/A CROSS-REFERENCE INDEX



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


FORWARD-LOOKING STATEMENTS


    This Form 10-Q/A contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following:
(i) the Company's investments in its consumer banking, payment systems and wealth management businesses and in its Internet development could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to Company earnings; (ii) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality or a reduced demand for credit or fee-based products and services; (iii) changes in the domestic interest rate environment could reduce net interest income; (iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.


U.S. Bancorp                                                                   1

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW


EARNINGS SUMMARY U.S. Bancorp (the "Company") reported net income of $379.0 million in the first quarter of 2000, or $.51 per diluted share, compared with $366.8 million, or $.50 per diluted share, in the first quarter of 1999. Return on average assets and return on average common equity were 1.86 percent and 19.8 percent, respectively, in the first quarter of 2000, compared with returns of
1.98 percent and 24.4 percent in the first quarter of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of $8.6 million ($13.4 million on a pre-tax basis) in the first quarter of 2000 compared with a decrease of $1.8 million ($2.9 million on a pre-tax basis) in the first quarter of 1999.



     The Company reported first quarter 2000 operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $387.6 million, up 5.2 percent from the first quarter of 1999 operating earnings of $368.6 million. On a diluted share basis, operating earnings were $.52 in the first quarter of 2000, compared with $.51 in the first quarter of 1999, an increase of 2 percent. Operating earnings on a cash basis were $.59 per diluted share in the first quarter of 2000, compared with $.56 per diluted share in the first quarter of 1999, an increase of 5 percent. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 1.91 percent and 20.3 percent, respectively, in the first quarter of 2000, compared with returns of 1.99 percent and 24.6 percent, respectively, in the first quarter of 1999. The reduction in the Company's return on average common equity from the first quarter of 1999 reflects the impact of recent acquisitions, which were accounted for using the purchase method. Excluding merger-related charges and available-for-sale securities transactions, the efficiency ratio (the ratio of expenses to revenues) was 53.6 percent in the first quarter of 2000, compared with 50.4 percent in the first quarter of 1999. The change in the efficiency ratio was related to expenditures for customer-related initiatives and growth in capital markets business. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger-related charges and available-for-sale securities transactions, was 45.3 percent in the first quarter of 2000, compared with 43.3 percent in the first quarter of 1999.


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


     The Company analyzes its performance based on amounts determined in accordance with generally accepted accounting principles, as well as on an operating basis before merger-related charges and available-for-sale securities transactions referred to in this analysis as "operating earnings". Operating earnings and related per share amounts are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, its core financial results including the non-recurring effects of discreet business acquisitions and other transactions. The Company has included these additional disclosures of operations before merger-related charges to meet the requests of analysts, investors and other readers that require additional information related to the comparability of the Company's performance without the effect of these items. Operating earnings and related per share information should not be viewed as a substitute for net income and earnings per share as determined in accordance with generally accepted accounting principles. Merger-related charges and other items excluded from net income to derive operating earnings may be significant, and may not be comparable to other companies.


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


    Strong growth in net interest income was primarily due to core loan growth and the impact of bank acquisitions. Average loan balances increased 17 percent in the first quarter of 2000, compared with the first quarter of 1999. This growth includes the impact of the following acquisitions: Bank of Commerce acquired in July 1999, Western Bancorp acquired in November 1999, Peninsula Bank of San Diego acquired in January 2000. Excluding these bank acquisitions, average loan balances increased 10 percent in the first quarter of 1999.



    Noninterest income was relatively flat reflecting a downturn in the high yield investment banking sector and the timing of gains related to remarketing activities within the leasing division. Noninterest income from the high yield investment banking sector decreased $3.1 million or 29 percent in the first quarter of 2000, compared with the first quarter of 1999. Noninterest income from leasing activities decreased $5.7 million or 60 percent in the first quarter of 2000, compared with the first quarter of 1999. These decreases were offset by growth in Wholesale Banking's core business activities.



    Noninterest expense (excluding amortization of intangible assets) increased to $203.5 million in the first quarter of 2000, compared with $181.0 million in first quarter 1999. The increase was primarily due to acquisitions, which added incremental noninterest expense of $11.9 million in the first quarter of 2000, and growth in Wholesale Banking's business activities. Goodwill and other intangible assets expense increased $6.2 million or 40% in the first quarter of 2000, compared with the first quarter of 1999 primarily due to the acquisitions of Bank of Commerce in July 1999, Western Bancorp in November 1999, and Peninsula Bank of San Diego in January 2000. The efficiency ratio increased to
44.4 percent, compared with 43.6 percent a year ago.


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


    Total revenue grew $21.1 million or 5 percent compared with the first quarter of 1999, reflecting the increased value of deposits in a rising interest rate environment, growth in fee income and the impact of acquisitions. Deposit service charges and debit card fees increased $ 6.4 million or 8 percent over the first quarter of 1999. The growth was partially offset by planned reductions in revenue related to the indirect automobile portfolio. Total revenue from the indirect automobile portfolio decreased $15.4 million or 56 percent as compared with the first quarter of 1999. Average balances for the indirect automobile loan portfolio decreased $2,610.1 million or 73 percent for the same period, due to the September 1999 sale of $1.8 billion of indirect automobile loans and the continued run off of the remaining portfolio.



    Noninterest expense (excluding amortization of intangible assets) increased 3 percent to $220.3 million in the first quarter 2000, compared with $213.3 million in the first quarter 1999. The Company is currently investing in a number of customer service initiatives and enhanced technology designed to improve the earnings growth of the Consumer Banking business line. These initiatives include incremental investment in technology and processes, and the hiring of additional sales and customer service employees. As with any investment, successful achievement of the anticipated deposit and loan growth and related contribution to earnings is subject to a number of uncertainties. Goodwill and other intangible asset expense increased $2.9 million or 32 percent for the first quarter of 2000 primarily due to the acquisition of Bank of Commerce in July 1999, Western Bancorp in November 1999, and Peninsula Bank of San Diego in January 2000.



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



     Fee-based noninterest income increased $37.4 million to $177.3 million in the first quarter of 2000, compared with $139.9 million in the first quarter of 1999. The increase reflects growth in credit card revenues and data processing fees related to ATM processing activities. Corporate and retail card product fees increased $31.6 million or 27 percent over the first quarter of 1999. Data processing fees related to ATM processing activities increased $13.4 million or 86 percent over the first quarter of 1999 primarily due to the acquisition of Mellon Network Services' electronic funds transfer processing unit in June 1999.



    Noninterest expense (excluding amortization of intangible assets) was $101.7 million in the first quarter 2000, compared with $83.2 million in first quarter 1999. The increase was primarily due to the Mellon Network Services acquisition, which added incremental direct expense of approximately $9.5 million in the first quarter of 2000, and expenditures supporting Internet initiatives designed to leverage the Company's electronic processing capabilities. Goodwill and other intangible assets expense increased $6.4 million or 99 percent for the first quarter of 2000 primarily due to the acquisition of Mellon Network Services' electronic funds transfer processing unit in June 1999.


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



    The business line's positive results were primarily due to increases in mutual fund fees and equity commissions, investment banking, trading profits, and growth in loans and deposits in its Private Financial Services. Total revenue increased by $130.4 million or 42 percent in the first quarter of 2000, compared with the first quarter of 1999. Mutual fund fees and equity commissions increased $25.7 million or 34 percent in the first quarter of 2000, compared with the first quarter of 1999, and investment banking and trading profits increased $93.5 million or 120 percent for the same period. Average loan balances in Private Financial Services increased $493.9 million or 24 percent over the first quarter 1999 while average deposit balances increased $318.5 million or 12 percent during the same period. The efficiency ratio was 75.7 percent in the first quarter of 2000, compared with 74.6 percent in the first quarter of 1999.



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


PROVISION FOR CREDIT LOSSES The provision for credit losses was $154.0 million in the first quarter of 2000, compared with $117.0 million in the same quarter of 1999. The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management. Refer to "Corporate Risk Profile" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.


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

CORPORATE RISK PROFILE


CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans including specialized lending categories such as mortgage banking, real estate construction and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain strong reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions. The Company utilizes a credit risk rating system in order to measure the credit quality of individual commercial loan transactions. The risk rating system is intended to identify and measure the credit quality of lending transactions. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly.


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


NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $154.0 million in the first quarter of 2000, compared with $139.6 million in the first quarter of 1999. The increase in net charge-offs was primarily due to commercial loan charge-offs, the growing small business lending portfolio and an expected increase in losses on several consumer loan portfolios purchased in late 1998. This is offset somewhat by lower net charge-offs on credit card portfolios. The ratio of total net charge-offs to average loans was relatively flat at .97 percent in the first quarter of 2000, compared with .96 percent in the


 8                                                                  U.S. Bancorp

     TABLE 6
         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

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


    The allowance for credit losses provides coverage for probable losses inherit in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including regulatory guidance and economic conditions.



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


nonperforming loans was 310 percent at March 31, 2000, down slightly from the ratio of 321 percent at December 31, 1999. Management has determined that the allowance for credit losses is adequate.


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


         On February 16, 2000, the Company announced a share repurchase program of up to $2.5 billion of common stock over the period ending March 31, 2002. The new share repurchase program replaced a program that was scheduled to expire March 31, 2000. The purpose of these share repurchase programs is to ensure that appropriate capital levels are maintained. Shares acquired under the programs may be used for; 1) dividend reinvestment programs; 2) employee stock purchase and option programs; and 3) business acquisitions. During the first quarter of 2000, the Company repurchased 10.0 million shares under these programs for a total dollar value of $205.3 million. On January 14, 2000, the Company issued
4.0 million shares related to the acquisition of Peninsula Bank of San Diego.


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


             NOTE C
            BUSINESS COMBINATIONS

The following table summarizes acquisitions by the Company completed during the past two years:

                                                                                  GOODWILL &
                                                                                  INTANGIBLES                   ACCOUNTING
(Dollars in Millions)                           DATE       ASSETS      DEPOSITS    RECORDED     SHARES ISSUED     METHOD
--------------------------------------------------------------------------------------------------------------------------
Oliver-Allen Corporation                        4/7/00        280          --         34           2,642,708      Purchase
Peninsula Bank                                 1/14/00        491         452         71           4,041,568      Purchase
Western Bancorp                               11/15/99      2,508       2,105        773          27,768,465      Purchase
Voyager Fleet Systems, Inc.                    9/13/99         43          --         25                  --      Purchase
Bank of Commerce                               7/15/99        638         529        269           9,287,960      Purchase
Mellon Network Services' Electronic            6/30/99         --          --         78                  --      Purchase
  Funds Transfer Processing Unit
Libra Investments, Inc.                         1/4/99         33          --          4           1,027,276      Purchase



 18                                                                 U.S. Bancorp

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

 20                                                                 U.S. Bancorp

     NOTE H
        MERGER AND INTEGRATION CHARGES


During the first quarter of 2000, the Company recorded $13.1 million of expense related to the integration of the Company's various acquisitions. The Company determines merger-related charges based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process. Severance charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were approximately 3,635 for U.S. Bancorp ("USBC"), 75 for Piper Jaffray Companies Inc. ("Piper"), 175 for Western Bancorp ("Western"), and 300 for other acquisitions. Premises and equipment writedowns represent lease termination costs and impairment of assets for redundant office space, equipment and branches that will be vacated and disposed of as part of the integration plan. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's significant acquisitions:

                                                                                      Other**
(Dollars in Millions)                            USBC     Piper Jaffray   Western   Acquisitions     Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $15.9        $17.5        $20.8        $17.7        $71.9
Provision charged to operating expense*             --          1.7          4.5          6.9         13.1
Additions related to purchase acquisitions          --           --          2.3          8.9         24.1
Cash outlays                                      (5.4)        (2.9)       (10.7)       (12.4)       (31.4)
Noncash writedowns and other                        --           --          (.1)         (.5)         (.6)
                                                 -----        -----        -----        -----        -----
Balance at March 31,2000                         $10.5        $16.3        $16.8        $20.6        $64.2
                                                 =====        =====        =====        =====        =====


*Merger-related charges in operating expenses for other acquisitions for the three months ending March 31, 2000, included $5.1 million for Mellon Network Services, $3.1 million for Peninsula Bank of San Diego, $2.1 million related to a division of John Nuveen Company and $5.3 million for other entities.

The components of the merger and integration accrual were as follows:

                                          March 31  December 31
(Dollars in Millions)                         2000         1999
---------------------------------------------------------------
Severance                                   $31.4       $34.6
Other employee related costs                 14.5        16.6
Lease terminations and facility costs         8.3         9.5
Contracts and system writeoffs                7.0         6.4
Other                                         3.0         4.8
                                            -----       -----
Total                                       $64.2       $71.9


(Dollars in Millions)
---------------------------------------------------------------
USBC*                                       $10.5       $15.9
Piper Jaffray                                16.3        17.5
Western Bancorp                              16.8        20.8
Peninsula Bank                                6.8          --
Bank of Commerce                              6.6         7.5
Zappco, Inc.                                  4.0         4.1
Northwest Bancshares, Inc.                    3.1         3.5
Other acquisitions                             .1         2.6
                                            -----       -----
Total                                       $64.2       $71.9
                                            =====       =====

* The USBC accrual represented severance related amounts only. With respect to completed acquisitions, additional merger-related charges of approximately $45 million on a pre-tax basis are expected to be incurred in 2000.



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
DATE: January 10, 2001


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