Form 10-Q/A
period 2000-06-30
US BANCORP \DE\
filed 2001-01-10
CIK 36104

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

                      Class                                    Outstanding as of July 31, 2000
          Common Stock, $1.25 Par Value                               745,804,608 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL SUMMARY


                                                                                        Three Months Ended      Six Months Ended
                                                                                      ---------------------------------------------
                                                                                       June 30     June 30     June 30     June 30
(Dollars in Millions, Except Per Share Data)                                              2000        1999        2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
Income before merger-related charges and available-for-sale securities transactions   $   402.6   $   383.8   $   790.2   $   752.4
Merger-related charges and available-for-sale securities transactions                      (9.5)       (9.5)      (18.1)      (11.3)
                                                                                      ---------   ---------   ---------   ---------
Net income                                                                            $   393.1   $   374.3   $   772.1   $   741.1
                                                                                      =========   =========   =========   =========

PER COMMON SHARE
Earnings per share                                                                    $     .53   $     .52   $    1.03   $    1.03
Diluted earnings per share                                                                  .52         .51        1.03        1.02
Dividends paid                                                                             .215        .195         .43         .39
Common shareholders' equity                                                               10.62        8.70

FINANCIAL RATIOS
Return on average assets                                                                   1.88%       1.97%       1.87%       1.98%
Return on average common equity                                                            20.1        23.8        19.9        24.1
Efficiency ratio                                                                           53.0        50.9        53.7        50.8
Net interest margin (taxable-equivalent basis)                                             4.75        4.86        4.78        4.84
                                                                                      =========   =========   =========   =========

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
   AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets                                                                   1.93%       2.02%       1.92%       2.01%
Return on average common equity                                                            20.5        24.4        20.4        24.5
Efficiency ratio                                                                           52.1        49.9        52.8        50.1
Banking efficiency ratio*                                                                  44.7        42.4        45.0        42.9
                                                                                      ---------   ---------   ---------   ---------

                                                                                       June 30     December 31
                                                                                          2000            1999
                                                                                      ------------------------

PERIOD END
Loans                                                                                 $  67,384    $   62,885
Allowance for credit losses                                                               1,039           995
Assets                                                                                   86,174        81,530
Total shareholders' equity                                                                7,931         7,638
Tangible common equity to total assets**                                                    6.4%          6.5%
Tier 1 capital ratio                                                                        6.6           6.8
Total risk-based capital ratio                                                             10.7          11.1
Leverage ratio                                                                              7.2           7.4
--------------------------------------------------------------------------------------------------------------------------------

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



FORWARD-LOOKING STATEMENTS

    This Form 10-Q/A contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future expenses and revenues, the future prospects of U.S. Bancorp's (the "Company's") consumer banking business and estimated spending on growth initiatives. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained elsewhere in this Form 10-Q/A and in the Company's other reports on file with the SEC: (i) the Company's investments in its consumer banking, payment systems and wealth management businesses and in its Internet development could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to Company earnings; (ii) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (iii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;
(iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company's on-balance sheet and off-balance sheet assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations;
(vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.


U.S. Bancorp                                                                   1

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW


EARNINGS SUMMARY U.S. Bancorp (the "Company") reported net income of $393.1 million in the second quarter of 2000, or $.52 per diluted share, compared with $374.3 million, or $.51 per diluted share, in the second quarter of 1999.
Return on average assets and return on average common equity were 1.88 percent and 20.1 percent, respectively, in the second quarter of 2000, compared with returns of 1.97 percent and 23.8 percent in the second quarter of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of $9.5 million ($14.7 million on a pre-tax basis) in the second quarter of 2000 compared with $9.5 million ($15.0 million on a pre-tax basis) in the second quarter of 1999.



     The Company reported second quarter of 2000 operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $402.6 million, compared with $383.8 million for the second quarter of 1999. On a diluted share basis, operating earnings were $.54 in the second quarter of 2000, compared with $.53 in the second quarter of 1999, an increase of 2 percent. Operating earnings on a cash basis were $.62 per diluted share in the second quarter of 2000, compared with $.58 per diluted share in the second quarter of 1999, an increase of 7 percent. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 1.93 percent and 20.5 percent, respectively, in the second quarter of 2000, compared with returns of 2.02 percent and 24.4 percent, respectively, in the second quarter of 1999. The reduction in the Company's return on average common equity from the second quarter of 1999 reflects the impact of recent acquisitions, which were accounted for using the purchase method of accounting. Excluding merger-related charges, the efficiency ratio (the ratio of expenses to revenues) was 52.1 percent in the second quarter of 2000, compared with 49.9 percent in the second quarter of 1999. The change in the efficiency ratio was related to continuing investments in sales, service quality and technology. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger-related charges was 44.7 percent in the second quarter of 2000, compared with 42.4 percent in the second quarter of 1999.


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


     The provision for credit losses of $163 million was an increase of $37 million from $126 million in the same quarter of 1999. Nonperforming assets increased from $366.6 million at March 31, 2000, to $404.4 million at June 30, 2000, principally due to one commercial credit. The ratio of allowance for credit losses to nonperforming loans was 285 percent at June 30, 2000, compared with 310 percent at March 31, 2000 and 321 percent at December 31, 1999.



     Net income in the first six months of 2000 was $772.1 million or $1.03 per diluted share, compared with $741.1 million, or $1.02 per diluted share, in the first six months of 1999. Return on average assets and return on average common equity were 1.87 percent and 19.9 percent, respectively, in the first six months of 2000, compared with returns of 1.98 percent and 24.1 percent, respectively, in the same period of 1999. Net income reflects merger-related charges of $18.1 million ($28.1 million on a pre-tax basis) in the first half of 2000, compared with $11.3 million ($17.9 million on a pre-tax basis) in the first half of 1999.


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


    The Company analyzes its performance based on amounts determined in accordance with generally accepted accounting principles as well as on an operating basis before merger-related charges and available-for-sale securities transactions referred to in this analysis as "operating earnings". Operating earnings and related per share amounts are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, its core financial results including the nonrecurring effects of discreet business acquisitions and other transactions. The Company has included these additional disclosures of operations before merger-related charges to meet the requests of analysts, investors and other readers that require additional information related to the comparability of the Company's performances without the effect of these items. Operating earnings and related per share information should not be viewed as a substitute for net income and earnings per share as determined in accordance with generally accepted accounting principles. Merger-related charges and other items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.


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


    Net interest income increased 17 percent in the second quarter and 16 percent in the first six months of 2000, compared with the same periods of 1999. Strong growth in net interest income was primarily due to core commercial loan growth and bank acquisitions. Average loan balances increased 18 percent in the second quarter and 18 percent in the first six months of 2000, compared with the same periods of 1999. Excluding acquisitions, average loan balances increased
11.0 percent and 10.6 percent for the same periods. The increase in the provision for credit losses of 18 percent for the second quarter of 2000 and 17 percent for the first six months also reflects growth in the loan portfolio.



    Noninterest income increased 29 percent in the second quarter and 14 percent in the first six months of 2000, compared with the same periods of the prior year. The increase in noninterest income is primarily due to bank and leasing acquisitions, the timing of ongoing sales of SBA loans, and earnings from relationship-based equity investments. Acquisitions provided incremental noninterest income of $9.1 million and $11.0 million for the second quarter and first six months of 2000, respectively.



    Noninterest expense (excluding amortization of intangible assets) increased 15 percent in the second quarter and 15 percent in the first six months of 2000, compared with the same periods of 1999. The increase in noninterest expense was primarily due to acquisitions. Acquisitions added incremental noninterest expense of $14.3 million and $26.3 million in the second quarter and first six months of 2000, respectively. Goodwill and other intangible asset expense increased 72 percent for the second quarter of 2000, compared with the second quarter of 1999 primarily due to the acquisitions of Bank of Commerce in July 1999, Western Bancorp in November 1999, Peninsula Bank of San Diego in January 2000, and Oliver Allen in April 2000. The efficiency ratio on a cash basis improved to 38.6 percent in the second quarter and 39.9 percent in the first six months of 2000, compared with 40.3 percent and 40.2 percent in the same periods of 1999.


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

    Total revenue grew 6 percent in both the second quarter and first six months of 2000 compared with the same periods in 1999. The increased value of deposits in a rising interest rate environment and growth in fee income and home equity lending more than offset the

 6                                                                  U.S. Bancorp
reduction in the indirect automobile loan portfolio. Deposit service charges and debit card fees increased $9.4 million or 10 percent over the second quarter 1999 and $16 million or 9 percent over the first six months of 1999. Average home equity loan and line balances increased 14 percent in the second quarter and 15 percent in the first six months of 2000, compared with the same period in 1999. Average balances for the indirect automobile loan portfolio decreased 75 percent and 74 percent for the same periods, due to the September 1999 sale of $1.8 billion of indirect automobile loans and the continued run off of the remaining portfolio. Total revenue from the indirect automobile portfolio decreased $14.8 million or 56 percent in the second quarter and $30.2 million or 55 percent in the first six months of 2000, compared with the same periods in 1999.



A reduction in the business line's provision for credit losses, primarily due to improved deposit fraud management and the divestiture of the indirect automobile portfolio, also contributed to the increase in operating earnings over the second quarter and first six months of 1999. Noninterest expense (excluding amortization of intangible assets) for the second quarter of 2000 increased 8 percent over the second quarter of 1999, and 6 percent for the first six months of 2000 compared with the same period of 1999. The Company is currently investing in a number of customer service initiatives and enhanced technology designed to improve the earnings growth of the Consumer Banking business line. These initiatives include incremental investment in technology and processes and the hiring of additional sales and customer service employees. As with any investment, successful achievement of the anticipated deposit and loan growth and related contribution to earnings is subject to a number of uncertainties. Goodwill and other intangible asset expense increased 4.1 million or 43 percent for the second quarter and $8.0 million or 42 percent for the first six months of 2000, compared with the same periods of the prior year primarily due to the acquisition of Bank of Commerce in July 1999, Western Bancorp in November 1999 and Peninsula Bank of San Diego in January 2000.


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


    Total revenue grew 19 percent and 21 percent over the second quarter and first six months of 1999, respectively. Strong growth in corporate and retail card product fees and ATM processing-related revenue was partially offset by a slight reduction in net interest income, reflecting the growth in the business line's noninterest-bearing corporate card loans. Corporate and retail card product fees increased $20.8 million or 15 percent and $52.4 million or 21 percent over the second quarter and first six months of 1999, respectively. ATM processing-related revenue increase $17.2 million or 115 percent and $30.6 million or 100 percent over the second quarter and first six months of 1999, respectively. This increase is due to the Mellon Network Services acquisition in June 1999. Average noninterest-bearing corporate-card loan balances increased $231 million or 16 percent and $178 million or 13 percent over the second quarter and first six months of 1999, respectively.



    Payment Systems' revenue growth was partially offset by increases in the provision for credit losses and noninterest expense, reflecting continued growth in transaction volume, marketing and investments in new products and technology. The Mellon Network Services' electronic funds transfer processing unit acquired in June 1999 added incremental direct noninterest expense of $6.6 million and $16.1 million in the second quarter and first six months of 2000, respectively. Marketing expenses increased $4.0 million or 115 percent in the second quarter and $1.0 million or 11 percent in the first six months of 2000, compared to the same period in 1999.



WEALTH MANAGEMENT AND CAPITAL MARKETS Wealth Management and Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of banking centers and brokerage offices. It also offers institutional trust, investment management services, and private banking and personal trust services. The business line contributed operating earnings of $45.3 million in the second quarter of 2000, a decrease of
7.7 percent compared with the second quarter of 1999, and $114.3 million for the first six months of 2000, a 16.0 percent increase over the first six months of 1999. Return on average common equity decreased to 13.8 percent, compared with 17.2 percent in the second quarter of the prior year. The return on average common equity improved slightly to 17.7 percent from 17.5 percent in the first six months of 2000, compared with the same period of 1999.



    During the second quarter of 2000, total revenue grew by 10 percent over the second quarter of 1999 and 26 percent over the first six months of 1999 due to increases in investment banking, trading account profits and commissions, and growth in loans and deposits in Private Financial Services. Investment banking, trading account profits and commissions increased $23.7 million or 12 percent over the second quarter of 1999 and $148.8 million or 40 percent over the first six months of 1999. Average loan balances in Private Financial Services increased $387.2 million or 17 percent over second quarter 1999 and $434.4 million or 20 percent over the first six months of 1999, while average deposit balances increased $235.7 million or 8 percent over second quarter 1999 and $208.7 million or 7 percent over the first six months of 1999.



    Offsetting the positive impact of revenue growth, noninterest expense (excluding amortization of intangible assets) increased 15 percent in the second quarter and 29 percent in the first six months of 2000, compared with the same periods of 1999. The increases are primarily due to the increase in investment banking and brokerage revenue, incremental office expansion and other growth initiatives.


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


NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $163.2 million and $317.2 million in the second quarter and first six months of 2000, respectively, compared with $140.3 million and $279.9 million in the same periods of 1999. The ratio of total net charge-offs to average loans was .99 percent and .98 percent in the second quarter and first half of 2000, respectively, compared with .93 and .95 percent in the same periods in 1999. Net charge-offs in the first quarter of 2000 were $154.0 million. Nearly one-half of the increase in net charge-offs from the first quarter of 2000 and second quarter of 1999 was due to an expected increase in losses on the growing credit-scored small business lending portfolio. Commercial loan net charge-offs were $57.5 million and $102.3 million in the second quarter and first half of 2000, respectively, compared with $29.9 million and $53.8 million in the same periods of 1999. Commercial loan net charge-offs, excluding net charge-offs of credit-scored small business and commercial payment systems products, were $34.5 million, or .32 percent of average loans outstanding for the second quarter of 2000, and $58.6 million, or .28 percent of average loans outstanding in the first half of 2000.


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


    The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including regulatory guidance and economic conditions.



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

The following table summarizes acquisitions by the Company completed during the past two years:

                                                                                  GOODWILL &
                                                                                  INTANGIBLES                   ACCOUNTING
(Dollars in Millions)                           DATE       ASSETS      DEPOSITS    RECORDED     SHARES ISSUED     METHOD
--------------------------------------------------------------------------------------------------------------------------
Oliver-Allen Corporation                        4/7/00        280          --         34           2,642,708      Purchase
Peninsula Bank                                 1/14/00        491         452         71           4,041,568      Purchase
Western Bancorp                               11/15/99      2,508       2,105        773          27,768,465      Purchase
Voyager Fleet Systems, Inc.                    9/13/99         43          --         25                  --      Purchase
Bank of Commerce                               7/15/99        638         529        269           9,287,960      Purchase
Mellon Network Services' Electronic            6/30/99         --          --         78                  --      Purchase
  Funds Transfer Processing Unit
Libra Investments, Inc.                         1/4/99         33          --          4           1,027,276      Purchase


U.S. Bancorp                                                                  21

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

     NOTE H
        MERGER AND INTEGRATION CHARGES

During 2000, the Company recorded $28.1 million of expense related to the integration of the Company's various acquisitions. The Company determines merger-related charges based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process. Severance charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were approximately 3,635 for U.S. Bancorp ("USBC"), 75 for Piper Jaffray Companies Inc. ("Piper"), 175 for Western Bancorp ("Western"), and 300 for other acquisitions. Premises and equipment writedowns represent lease termination costs and impairment of assets for redundant office space, equipment and branches that will be vacated and disposed of as part of the integration plan. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's significant acquisitions:

                                                                                       Other**
(Dollars in Millions)                           USBC      Piper Jaffray   Western     Acquisitions     Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $     15.9    $     17.5    $     20.8    $     17.7    $     71.9
Provision charged to operating expense*              --           4.6           7.9          15.6          28.1
Additions related to purchase acquisitions           --            --           2.3          15.9          18.2
Cash outlays                                       (7.5)         (6.8)        (17.3)        (27.2)        (58.8)
Noncash writedowns and other                         --           (.1)          (.2)         (1.8)         (2.1)
                                             ----------    ----------    ----------    ----------    ----------
Balance at June 30, 2000                     $      8.4    $     15.2    $     13.5    $     20.2    $     57.3
                                             ==========    ==========    ==========    ==========    ==========

*Merger-related charges in operating expenses for other acquisitions for the six months ending June 30, 2000, included $5.1 million for Mellon Network Services, $3.1 million for Peninsula Bank of San Diego, $2.1 million related to a division of John Nuveen Company and $5.3 million for other entities.

The components of the merger and integration accrual were as follows:

                                            June 30     December 31
(Dollars in Millions)                          2000            1999
-------------------------------------------------------------------

Severance                                  $     26.7   $     34.6
Other employee related costs                     12.8         16.6
Lease terminations and facility costs             8.5          9.5
Contracts and system writeoffs                    6.4          6.4
Other                                             2.9          4.8
                                           ----------   ----------
Total                                      $     57.3   $     71.9

(Dollars in Millions)
------------------------------------------------------------------
USBC*                                      $      8.4   $     15.9
Piper Jaffray                                    15.2         17.5
Western Bancorp                                  13.5         20.8
Peninsula Bank                                    5.3          --
Bank of Commerce                                  5.3          7.5
Zappco, Inc.                                      4.0          4.1
Northwest Bancshares, Inc.                        3.0          3.5
Other acquisitions                                2.6          2.6
                                           ----------   ----------
Total                                      $     57.3   $     71.9
                                           ==========   ==========

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