Form 10-Q/A
period 2000-09-30
US BANCORP \DE\
filed 2001-01-10
CIK 36104

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

                      Class                                   Outstanding as of October 31, 2000
          Common Stock, $1.25 Par Value                               751,560,810 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL  SUMMARY

                                                                     Three Months Ended                 Nine Months Ended
                                                                ---------------------------------------------------------------
                                                                September 30    September 30       September 30    September 30
(Dollars in Millions, Except Per Share Data)                            2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Income before merger-related charges and available-for-sale
   securities transactions..................................      $  410.9        $  409.0           $1,201.1        $1,161.4
Merger-related charges and available-for-sale securities
   transactions.............................................          (9.6)          (12.6)             (27.7)          (23.9)
                                                                ---------------------------------------------------------------
Net income..................................................      $  401.3        $  396.4           $1,173.4        $1,137.5
                                                                ---------------------------------------------------------------
PER COMMON SHARE
Earnings per share..........................................      $    .54        $    .55           $   1.58        $   1.57
Diluted earnings per share..................................           .54             .54               1.57            1.56
Dividends paid..............................................          .215            .195               .645            .585
Common shareholders' equity.................................         10.95            9.20

FINANCIAL RATIOS
Return on average assets....................................          1.88%           2.02%              1.87%           1.99%
Return on average common equity.............................          19.9            23.9               19.9            24.0
Efficiency ratio............................................          52.7            50.2               53.3            50.6
Net interest margin (taxable-equivalent basis)..............          4.64            4.84               4.73            4.84

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES AND
   AVAILABLE-FOR-SALE SECURITIES TRANSACTIONS
Return on average assets....................................          1.92%           2.09%              1.92%           2.04%
Return on average common equity.............................          20.4            24.6               20.4            24.5
Efficiency ratio............................................          51.7            49.2               52.5            49.8
Banking efficiency ratio*...................................          43.1            42.3               44.3            42.7
                                                                ---------------------------------------------------------------



                                                                September 30    December 31
                                                                        2000           1999
                                                                  -------------------------
PERIOD END
Loans.......................................................      $ 68,266       $ 62,885
Allowance for credit losses.................................         1,059            995
Assets......................................................        86,349         81,530
Total shareholders' equity..................................         8,142          7,638
Tangible common equity to total assets**....................           6.5%           6.5%
Tier 1 capital ratio........................................           6.7            6.8
Total risk-based capital ratio..............................          10.7           11.1
Leverage ratio..............................................           7.3            7.4
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

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW


EARNINGS SUMMARY U.S. Bancorp (the "Company") reported net income of $401.3 million in the third quarter of 2000, or $.54 per diluted share, compared with $396.4 million, or $.54 per diluted share, in the third quarter of 1999. The increase in earnings reflects total revenue growth of $145.2 million or 9 percent primarily offset by an increase in provision for credit losses of $31.0 million or 22 percent, and an increase in noninterest expense of $115.9 million, or 15 percent, from the third quarter of 1999. Return on average assets and return on average common equity were 1.88 percent and 19.9 percent, respectively, in the third quarter of 2000, compared with returns of 2.02 percent and 23.9 percent in the third quarter of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of $9.6 million ($14.7 million on a pre-tax basis) in the third quarter of 2000 and $12.6 million ($20.2 million on a pre-tax basis) in the third quarter of 1999. The efficiency ratio was 52.7 percent in the third quarter of 2000 compared with
50.2 percent in the third quarter of 1999. The increase in the efficiency ratio reflects additional investments in sales, service quality and technology.



    The Company reported third quarter of 2000 operating earnings (net income excluding merger-related charges and available-for-sale securities transactions) of $410.9 million, compared with $409.0 million for the third quarter of 1999. On a diluted share basis, operating earnings were $.55 in the third quarter of 2000, compared with $.56 in the third quarter of 1999, a decrease of 2 percent. Operating earnings on a cash basis increased to $.63 per diluted share in the third quarter of 2000, compared with $.62 per diluted share in the third quarter of 1999, an increase of 2 percent. Return on average assets and return on average common equity, excluding merger-related charges and available-for-sale securities transactions, were 1.92 percent and 20.4 percent, respectively, in the third quarter of 2000, compared with returns of 2.09 percent and 24.6 percent, respectively, in the third quarter of 1999. The reduction in the Company's return on average common equity from the third quarter of 1999 reflects the impact of recent acquisitions, which were accounted for using the purchase method of accounting. Excluding merger-related charges, the efficiency ratio (the ratio of expenses to revenues) was 51.7 percent in the third quarter of 2000, compared with 49.2 percent in the third quarter of 1999. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity), before merger-related charges, was 43.1 percent in the third quarter of 2000, compared with 42.3 percent in the third quarter of 1999.



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



    The provision for credit losses of $173.0 million in the third quarter of 2000 was an increase of $31.0 million from $142.0 million in the same quarter of
1999.   Nonperforming assets increased from $404.4 million at June 30, 2000, to
$425.3 million at September 30, 2000, due to one commercial credit. The ratio of allowance for credit losses to nonperforming loans was 272 percent at September 30, 2000, compared with 285 percent at June 30, 2000, and 321 percent at December 31, 1999.



    Net income in the first nine months of 2000 was $1.17 billion, or $1.57 per diluted share, compared with $1.14 billion, or $1.56 per diluted share, in the first nine months of 1999. Return on average assets and return on average common equity were 1.87 percent and 19.9 percent, respectively, in the first nine months of 2000, compared with returns of 1.99 percent and 24.0 percent, respectively, in the same period of 1999. Net income reflects merger-related charges and available-for-sale securities transactions of 27.7 million ($42.8 million on a pre-tax basis) in the first nine months of 2000, compared with $23.9 million ($38.1 million on a pre-tax basis) in the first nine months of 1999.


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


    The Company analyzes its performance based on amounts determined in accordance with generally accepted accounting principles, as well as on an operating basis before merger-related charges and available-for-sale securities transactions referred to in this analysis as "operating earnings". Operating earnings and related per share amounts are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, its core financial results including the non-recurring effects of discreet business acquisitions and other transactions. The Company has included these additional disclosures of operations before merger-related charges to meet the requests of analysts, investors and other readers that require additional information relating to the comparability of the Company's performance without the effect of these items. Operating earnings and related per share information should not be viewed as a substitute for net income and earnings per share as determined in accordance with generally accepted accounting principles. Merger-related charges and other items excluded from net income to derive operating earnings may be significant, and may not be comparable to other companies.


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


    Net interest income increased 14 percent in the third quarter and 15 percent in the first nine months of 2000, compared with the same periods of 1999. Strong growth in net interest income was primarily due to core commercial loan growth and bank acquisitions. Average loan balances increased 17 percent in the third quarter and 18 percent in the first nine months of 2000, compared with the same periods of 1999. Excluding acquisitions, average loan balances increased approximately 12 percent for the same periods. The increase in the provision for credit losses of 18 percent for the third quarter and 19 percent for the first nine months of 2000 reflected the growth in the loan portfolio.



    Noninterest income increased 17 percent in the third quarter and 14 percent in the first nine months of 2000, compared with the same periods of the prior year. The increase in noninterest income was primarily related to leasing activities, the timing of ongoing sales of SBA loans, growth in collection and other commercial banking fees and acquisitions. Noninterest income from leasing activities increased $5.4 million in the third quarter and $6.5 million for the first nine months of 2000 primarily due to the acquisition of Oliver-Allen in April 2000. Ongoing sales of SBA loans generated noninterest income of $7.6 million and $15.4 million in the third quarter and first nine months of 2000, respectively, as compared to nominal gains in the third quarter and the first nine months of 1999. The Company sells SBA loans on a recurring basis based on market conditions. Commercial banking fees increased $2.7 million or 12 percent in the third quarter of 2000 and $16.1 million or 23 percent in the first nine months of 2000, compared with the same periods of 1999. Bank acquisitions provided incremental noninterest income of $1.4 million and $5.6 million in the third quarter and first nine months of 2000, respectively.



    Noninterest expense (excluding amortization of intangible assets) increased 18 percent in the third quarter and 14 percent in the first nine months of 2000, compared with the same periods of 1999. The increase in noninterest expense was primarily due to acquisitions and growth in Wholesale Banking's business activities. Acquisitions added incremental noninterest expense of $8.4 million and $35.5 million in the third quarter and first nine months of 2000, respectively. Goodwill and other intangible asset expense increased $6.7 million or 41 percent in the third quarter and $21.5 million or 45 percent in the first nine months of 2000, compared with the same period in 1999 primarily due to the acquisitions of Bank of Commerce in July 1999, Western Bancorp in November 1999 and Peninsula Bank of San Diego in January 2000. The efficiency ratio on a cash basis was 41.6 percent in the third quarter and 40.5 percent in the first nine months of 2000, compared with 40.3 percent and 40.7 percent in the same periods of 1999.


CONSUMER BANKING Consumer Banking delivers products and services to the broad consumer market and small-businesses through branch offices, telemarketing, online services, direct mail and automated teller machines ("ATMs"). The business line contributed operating earnings of $114.5 million during the third quarter of 2000, a 7 percent decrease from the third quarter of 1999, and $335.2 million for the first nine months of 2000, a slight increase compared with the same period of 1999. Third quarter

 6                                                                  U.S. Bancorp
and year-to-date return on average assets improved to 3.58 percent and 3.61 percent, respectively, compared with 3.47 percent and 3.19 percent in the same periods of the prior year. Return on average common equity was 36.6 percent for the third quarter and 36.5 percent for the first nine months of 2000, compared with 42.7 percent and 39.0 percent in the same periods of 1999.


    Total revenue in the third quarter of 2000 was essentially equal to total revenue in the third quarter of 1999, primarily due to growth in consumer loans, deposits and related fees offset by the expected reduction in the indirect automobile portfolio, a gain from the sale of student loans in the third quarter of 1999 and a third quarter of 2000 loss on the Company's equity investment in New Century Financial Corporation accounted for under the equity method based on New Century's reported earnings. Average consumer loan balances (excluding the indirect automobile portfolio) increased $557 million or 6 percent in the third quarter of 2000, as compared with the same period in 1999, while average consumer deposit balances increased $1.4 million or 5 percent for the same period resulting in incremental net interest income of approximately $15.7 million. Deposit services charges and debit card fees increased $12.8 million or 13 percent in the third quarter of 2000, as compared with the same period in 1999. Total revenue from the indirect automobile portfolio decreased $15.5 million or 61 percent in the third quarter of 2000, as compared with the same period in 1999. After consideration of the timing of revenues derived from student loan sales and the loss associated with New Century, the growth in revenue would have approximated prior quarters' revenue growth. For the first nine months of 2000 total revenue improved 4 percent over the same period in 1999.



    A reduction in the business line's provision for credit losses, primarily due to improved deposit fraud management and the divestiture of the indirect automobile portfolio, was more than offset by an increase in noninterest expense. Noninterest expense (excluding amortization of intangible expense) increased 8 percent for the third quarter of 2000 and 7 percent in the first nine months of 2000 compared with the same periods of 1999. The Company is currently investing in a number of customer service quality initiatives and enhanced technology designed to improve the earnings growth of the Consumer Banking business line. As with any investment, successful achievement of the anticipated deposit and loan growth and related contribution to earnings is subject to a number of uncertainties. Technology-related expenses increased $5.4 million in the third quarter of 2000 and $6.0 million for the first nine months of 2000, as compared with the same periods in 1999. Goodwill and other intangible asset expense increased 37 percent for the third quarter of 2000 and 41 percent for the first nine months of 2000, compared with the same periods of 1999, primarily due to the acquisitions of Bank of Commerce in July 1999, Western Bancorp in November 1999 and Peninsula Bank of San Diego in January 2000.


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


    Total revenue increased 14 percent and 19 percent over the third quarter and first nine months of 1999, respectively. Strong growth in corporate and retail card product fees and ATM processing-related revenue was partially offset by a slight reduction in net interest income, in the third quarter, reflecting the growth in the business line's noninterest-bearing corporate-card loans. Corporate and retail card product fees increased $16.7 million or 11 percent and $69.1 million or 17 percent over the third quarter and first nine months of 2000, respectively, as compared with the same periods in 1999. ATM processing-related revenue increased $4.7 million or 26 percent and $37.1 million or 133 percent over the third quarter and first nine months of 2000, as compared with the same periods in 1999. Average noninterest-bearing corporate-card loan balances increased $346 million or 32 percent and $234 million or 23 percent over the third quarter and first nine months of 2000, as compared with the same periods in 1999.


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


    During the third quarter of 2000, total revenue grew by 20 percent over the third quarter of 1999 and 24 percent over the first nine months of 1999 primarily due to increases in investment banking, trading account profits and commissions, trust fees and growth in loans and deposits in private banking. Investment banking, trading account profits and commissions increased $50.5 million or 27 percent in the third quarter of 2000, as compared with the same period in 1999, and $199.3 million or 36 percent over the first nine months of
2000, as compared with the same period in 1999.   Trust and investment
management fees increased $6.2 million or 7 percent in the third quarter of 2000, as compared with the same period in 1999, and $10.2 million or 4 percent over the first nine months of 2000, as compared with the same period in 1999. Average loan balances in private banking increased $552.7 million or 24 percent in the third quarter of 2000, as compared with the same period in 1999, and $537.8 million or 25 percent over the first nine months of 2000, as compared with the same period in 1999, while average deposit balances increased $387.2 million or 13 percent in the third quarter of 2000, as compared with the same period in 1999, and $324.4 million or 12 percent over the first nine months of 2000, as compared with the same period in 1999.




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
-------------------------------------------------------------------------------------------------------------------------------

    Offsetting the positive impact of revenue growth, noninterest expense (including amortization of intangible assets) increased 24 percent in the third quarter and 27 percent in the first nine months of 2000, compared with the same periods of 1999. The increases were primarily due to the increase in investment banking and brokerage activity, office expansion and other growth initiatives.

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


PROVISION FOR CREDIT LOSSES In the third quarter of 2000, the provision for credit losses was $173.0 million, an increase of $31 million (22 percent) from $142.0 million in the same quarter of 1999. The provision for credit losses in the first nine months of 2000 was $490.0 million, an increase of $105 million (27 percent) from $385.0 million in the same period of 1999. The provision for


 8                                                                  U.S. Bancorp

     TABLE 4
         NONINTEREST INCOME

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


was $2.69 billion, compared with $2.26 billion in the first nine months of 1999. Noninterest expense in the third quarter and first nine months of 2000 included nonrecurring merger-related charges of $15.7 million and $43.8 million, compared with merger-related charges of $16.8 million and $34.7 million in the third quarter and first nine months of 1999. Merger-related charges of $43.8 million incurred in 2000 were related to the integration of the Company's various acquisitions, including $9.6 million for Western Bancorp, $8.5 million for Piper Jaffray, and $25.7 million for other acquisitions completed in the past two years. Approximately $39 million represents system conversion costs which are recorded as incurred and are associated with the preparation and mailing of customer communications, conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals to new employees, outside consulting fees and similar expenses related to the conversion and integration of acquired branches and operations.


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


NET CHARGE-OFFS AND ALLOWANCE FOR CREDIT LOSSES Net loan charge-offs totaled $172.9 million and $490.1 million in the third quarter and first nine months of 2000, respectively, compared with $141.8 million and $421.7 million in the same periods of 1999. Net charge-offs in the second quarter of 2000 were $163.2 million. A portion of the increase in net charge-offs over the third quarter of 1999 was due to an expected increase in losses on the growing credit-scored small business lending portfolio. Relative to the second quarter of 2000, the increase in net charge-offs partially reflects higher losses on the credit-scored small business lending portfolio, as well as an increase in consumer fraud losses. On a year-to-date basis, the increase in net charge-offs was primarily due to commercial loan charge-offs including the growing credit-scored small business lending portfolio, partially offset by lower consumer loan charge-offs. The ratio of total net charge-offs to average loans was 1.02 percent and 1.00 percent in the third quarter and first nine months of 2000, respectively, compared with .92 and .94 percent in the same periods in 1999. Commercial loan net charge-offs were $63.9 million and $166.2 million in the third quarter and first nine months of 2000, respectively, compared with $32.7 million and $86.5 million in the same periods of 1999. The increase reflects the impact of acquisitions, the current economic conditions and growth in small business and corporate payment systems portfolios. Excluding net charge-offs of credit-scored small business and corporate payment systems products, commercial loan net charge-offs were $36.4 million, or .33 percent of the associated average loans outstanding, compared with $34.4 million, or .32 percent on the same basis, in the second quarter of 2000.


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

NOTE H   MERGER AND INTEGRATION CHARGES


During 2000, the Company recorded $43.8 million of expense related to the integration of the Company's various acquisitions. The Company determines merger-related charges based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process. Severance charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were 3,635 for U.S. Bancorp ("USBC"), 75 for Piper Jaffray Companies Inc. ("Piper"), 175 for Western Bancorp ("Western"), and 300 for other acquisitions. Premises and equipment writedowns represent lease termination costs and impairment of assets for redundant office space, equipment and branches that will be vacated and disposed of as part of the integration plan. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. The following table presents a summary of activity with respect to the Company's significant acquisitions:



                                                                     Piper                      Other
(Dollars in Millions)                                    USBC       Jaffray      Western    Acquisitions**   Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                            $15.9        $17.5        $20.8         $17.7        $71.9
Provision charged to operating expense*                  ---           8.5          9.6          25.7         43.8
Additions related to purchase acquisitions               ---           ---          2.3          19.2         21.5
Cash outlays                                             (8.4)       (11.9)       (20.4)        (33.9)       (74.6)
Noncash writedowns and other                              (.1)         (.1)        (2.0)         (2.1)        (4.3)
                                                     ----------------------------------------------------------------
Balance at September 30, 2000                            $7.4        $14.0        $10.3         $26.6        $58.3
---------------------------------------------------------------------------------------------------------------------


*Merger-related charges in operating expenses for other acquisitions for the nine months ending September 30, 2000, included $7.2 million for Mellon Network Services, $4.5 million for Peninsula Bank of San Diego, $2.1 million related to a division of John Nuveen Company and $11.9 million for other entities.

The components of the merger and integration accrual were as follows:



                                                   September 30                    December 31
(Dollars in Millions)                                      2000                           1999
----------------------------------------------------------------------------------------------
Severance                                                 $20.6                          $34.6
Other employee related costs                               12.1                           16.6
Lease terminations and facility costs                       8.5                            9.5
Contracts and system writeoffs                              7.6                            6.4
Other                                                       9.5                            4.8
                                              ------------------------------------------------
Total                                                     $58.3                          $71.9

(Dollars in Millions)
----------------------------------------------------------------------------------------------
USBC*                                                     $ 7.4                          $15.9
Piper Jaffray                                              14.0                           17.5
Western Bancorp                                            10.3                           20.8
Peninsula Bank                                              4.4                             --
Bank of Commerce                                            5.2                            7.5
Zappco, Inc.                                                3.8                            4.1
Northwest Bancshares, Inc.                                  2.8                            3.5
Lyon Financial Services, Inc.                               3.3                             --
Other Acquisitions                                          7.1                            2.6
                                              ------------------------------------------------
Total                                                     $58.3                          $71.9
----------------------------------------------------------------------------------------------



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

                                    U.S. BANCORP

                                    By: /s/ TERRANCE R. DOLAN
                                      ------------------------------------------

                                        Terrance R. Dolan

                                        Senior Vice President and Controller


                                        (Chief Accounting Officer and Duly
DATE: January 10, 2001                  Authorized Officer)


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