Form 10-K405
period 2000-12-31
US BANCORP \DE\
filed 2001-03-01
CIK 36104

                                                                       2000
                                               ANNUAL REPORT ON FORM 10-K

                                                            [US BANCORP LOGO(R)]

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained elsewhere in this Form 10-K and in the Company's other reports on file with the SEC: (i) the Company's investments in its businesses and in its Internet development could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to Company earnings; (ii) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (iii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company's on-balance sheet and off-balance sheet assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

ANNUAL  REPORT  ON  FORM  10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

Commission File Number 1-6880

U.S. BANCORP
Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 601 Second Avenue South
Minneapolis, Minnesota 55402-4302
Telephone: (612) 973-1111

Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, Par Value $.01. Prior to the merger of U.S. Bancorp with Firstar Corporation, the par value of U.S. Bancorp common stock was $1.25.

    Securities registered pursuant to section 12(g) of the Act: None.

    As of January 31, 2001, U.S. Bancorp had 752,745,506 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 2001, was approximately $21,450,000,000.

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

    The financial information included within this Form 10-K does not reflect the merger of U.S. Bancorp with Firstar Corporation.

Index                                                          Page
-------------------------------------------------------------------
PART I
ITEM 1      Business
            General..............................................66
            Distribution of Assets, Liabilities and Stockholders'
             Equity; Interest Rates and Interest
            Differential.................................8-9, 62-63
            Investment Portfolio.........................14, 37, 59
            Loan Portfolio.................11-13, 15-20, 32, 38, 65
            Summary of Loan Loss Experience.....9, 15-20, 32, 38-39
            Deposits..............................14, 41, 62-63, 65
            Return on Equity and Assets..........................64
            Short-Term Borrowings............................14, 65
ITEM 2      Properties...........................................66
ITEM 3      Legal Proceedings..................................none
ITEM 4      Submission of Matters to a Vote of Security
             Holders...........................................none
PART II
ITEM 5      Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................1, 23-24, 64
ITEM 6      Selected Financial Data...............................3
ITEM 7      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............2-26
ITEM 7A     Quantitative and Qualitative Disclosures About Market
             Risk..................................................
ITEM 8      Financial Statements and Supplementary Data......61, 67
ITEM 9      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............none
PART III
ITEM 10     Directors and Executive Officers of the Registrant....*
ITEM 11     Executive Compensation................................*
ITEM 12     Security Ownership of Certain Beneficial Owners and
             Management...........................................*
ITEM 13     Certain Relationships and Related Transactions........*
PART IV
ITEM 14     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K............................................67

*U.S. Bancorp's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Compensation and Human Resources Committee on Executive Compensation" and "Comparative Stock Performance."

U.S. Bancorp                                                                   1

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW

SUMMARY OF 2000 RESULTS U.S. Bancorp (the "Company") reported net income of $1.59 billion in 2000, or $2.13 per diluted share, compared with $1.51 billion, or $2.06 per diluted share, in 1999. Return on average assets and return on average common equity were 1.89 percent and 19.9 percent in 2000, compared with returns of 1.96 percent and 23.0 percent in 1999. The year-over-year increase in earnings per diluted share reflected a 12 percent growth in total revenue on a taxable-equivalent basis, partially offset by higher growth rates in noninterest expense and provision for credit losses. The reduction in the Company's return on average common equity reflects the impact of recent acquisitions, which were accounted for using purchase accounting. Net income reflects merger-related charges of $39.6 million ($61.3 million on a pre-tax basis) in 2000 and $39.2 million ($62.4 million on a pre-tax basis) in 1999. The efficiency ratio (the ratio of expenses to revenues) was 53.0 percent in 2000 compared with 51.6 percent in 1999.

    The Company had operating earnings (net income excluding merger-related charges) of $1.63 billion in 2000, up 6 percent from 1999 operating earnings of $1.55 billion. On a diluted share basis, operating earnings were $2.18 in 2000, compared with $2.11 in 1999. Operating earnings on a cash basis (calculated by adding amortization of goodwill and other intangible assets to operating earnings) were $2.50 per diluted share in 2000, compared with $2.33 per diluted share in 1999. Return on average assets and return on average common equity, excluding merger-related charges, were 1.93 percent and 20.4 percent in 2000, compared with returns of 2.01 percent and 23.6 percent in 1999. Excluding merger-related charges, the efficiency ratio was 52.1 percent in 2000, compared with 50.5 percent in 1999. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger-related charges, was 43.6 percent in 2000, compared with 43.2 percent in 1999. See page 10 for further discussion on merger-related charges.

    The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger-related charges referred to in this analysis as "operating earnings." Operating earnings and related discussions are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the nonrecurring effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger-related charges excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

ACQUISITION AND DIVESTITURE ACTIVITY Operating results for 2000 reflect purchase and divestiture transactions from or to the date of completion. On October 13, 2000, the Company acquired Scripps Financial Corporation of San Diego, which has ten branches in San Diego county and total assets of $650 million. On September 28, 2000, the Company acquired Lyon Financial Services, Inc., a wholly owned subsidiary of the privately held Schwan's Sales Enterprises Inc. in Marshall, Minnesota. Lyon Financial specializes in small-ticket lease transactions and had $1.3 billion in assets. On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology leasing company with total assets of $280 million. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, which had 11 branches in San Diego county and total assets of $491 million. On November 15, 1999, the Company completed the acquisition of Western Bancorp. Western Bancorp had $2.5 billion in total assets with 31 branches in southern California in Los Angeles, Orange and San Diego counties. The purchase price of approximately $932 million was allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa with aggregate deposits of $364 million. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans. On September 13, 1999, the Company completed its acquisition of Voyager Fleet Systems, Inc., which is now part of the Payment Systems business unit. On July 15, 1999, the Company

 2                                                                  U.S. Bancorp

     TABLE 1
         SELECTED FINANCIAL DATA

(Dollars in Millions, Except Per Share Data)                        2000        1999        1998        1997        1996
------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis)..............    $3,540.8    $3,302.7    $3,111.9    $3,106.0    $3,034.7
Provision for credit losses.................................       670.0       531.0       379.0       460.3       271.2
                                                                --------------------------------------------------------
   Net interest income after provision for credit losses....     2,870.8     2,771.7     2,732.9     2,645.7     2,763.5
Available-for-sale securities gains (losses)................         7.0        (1.3)       12.6         3.6        20.8
Merger-related gains........................................          --          --          --          --       235.8
Other noninterest income....................................     3,251.4     2,760.0     2,244.0     1,611.6     1,526.5
Merger-related charges......................................        61.3        62.4       216.5       511.6       127.7
Other noninterest expense...................................     3,537.1     3,064.5     2,627.8     2,300.7     2,410.4
                                                                --------------------------------------------------------
   Income before income taxes...............................     2,530.8     2,403.5     2,145.2     1,448.6     2,008.5
Taxable-equivalent adjustment...............................        69.5        42.0        51.3        57.9        64.1
Income taxes................................................       869.3       855.0       766.5       552.2       725.7
                                                                --------------------------------------------------------
   Net income...............................................    $1,592.0    $1,506.5    $1,327.4    $  838.5    $1,218.7
                                                                --------------------------------------------------------
FINANCIAL RATIOS
Return on average assets....................................        1.89%       1.96%       1.85%       1.22%       1.81%
Return on average common equity.............................        19.9        23.0        21.9        14.6        21.1
Efficiency ratio............................................        53.0        51.6        53.1        59.6        52.9
Net interest margin (taxable-equivalent basis)..............        4.73        4.83        4.87        5.04        5.04
PER COMMON SHARE
Earnings per share..........................................    $   2.14    $   2.07    $   1.81    $   1.13    $   1.60
Diluted earnings per share..................................        2.13        2.06        1.78        1.11        1.57
Dividends paid*.............................................         .86         .78         .70         .62         .55
SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED ITEMS
Return on average assets....................................        1.93%       2.01%       2.04%       1.84%       1.73%
Return on average common equity.............................        20.4        23.6        24.2        22.1        20.2
Efficiency ratio............................................        52.1        50.5        49.1        48.8        52.8
Banking efficiency ratio**..................................        43.6        43.2        44.2        47.8        52.2
AVERAGE BALANCE SHEET DATA
Loans.......................................................    $ 66,439    $ 60,578    $ 55,979    $ 53,513    $ 50,855
Earning assets..............................................      74,863      68,392      63,868      61,675      60,201
Assets......................................................      84,438      76,947      71,791      68,771      67,402
Deposits....................................................      50,681      48,099      47,327      47,336      47,252
Long-term debt..............................................      18,571      15,077      11,481       7,527       4,908
Common equity...............................................       8,009       6,540       6,049       5,667       5,679
Total shareholders' equity..................................       8,009       6,540       6,049       5,798       5,919
Average shares outstanding..................................       745.1       727.5       733.9       733.6       749.2
Average diluted shares outstanding..........................       747.9       733.0       744.2       742.9       766.2
YEAR-END BALANCE SHEET DATA
Loans.......................................................    $ 69,091    $ 62,885    $ 59,122    $ 54,708    $ 52,355
Assets......................................................      87,336      81,530      76,438      71,295      69,749
Deposits....................................................      53,257      51,530      50,034      49,027      49,356
Long-term debt..............................................      18,566      16,563      13,781      10,247       5,369
Common equity...............................................       8,640       7,638       5,970       5,890       5,613
Total shareholders' equity..................................       8,640       7,638       5,970       5,890       5,763
------------------------------------------------------------------------------------------------------------------------

 *Dividends per share have not been restated for the Company's 1997 merger with the former U.S. Bancorp ("USBC"). USBC paid common dividends of $139.1 million through July of 1997 ($.62 per share) and $168.7 million in 1996 ($1.18 per share).

**Without investment banking and brokerage activity.

completed its acquisition of the San Diego-based Bank of Commerce, one of the nation's largest U.S. Small Business Administration ("SBA") lenders. On June 30, 1999, the Company completed its acquisition of Mellon Network Services' electronic funds transfer processing unit. On March 16, 1999, the Company completed its acquisition of Reliance Trust Company's corporate trust business, which operates offices in Georgia, Florida and Tennessee. On January 4, 1999, the Company acquired Libra Investments, Inc., an investment banking business that specializes in underwriting and trading high yield and mezzanine securities for middle-market companies. These transactions were all accounted for as purchase acquisitions.

    On October 4, 2000, the Company announced that it had signed a definitive agreement to be acquired by Firstar Corporation of Milwaukee, Wisconsin in a tax-free exchange of shares. U.S. Bancorp shareholders received 1.265 shares of the combined company stock for every share of U.S. Bancorp stock. The transaction closed on February 27, 2001, and was accounted for as a pooling-of-interests. Refer to Note C and Note D of the Notes to Consolidated Financial Statements for additional information regarding acquisitions and divestitures.

U.S. Bancorp                                                                   3

     TABLE 2
         LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                Wholesale Banking                                  Consumer Banking
                                   ----------------------------------------------------------------------------------------------
                                                                      1999-2000                                         1999-2000
(Dollars in Millions)                2000          1999        1998    % Change          2000        1999        1998    % Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
   (taxable-equivalent basis)....  $1,675.0    $1,456.1    $1,369.0        15.0%     $1,364.1    $1,315.1    $1,253.9         3.7%
Provision for credit losses......     126.9       105.4        93.8        20.4         210.1       207.5       136.5         1.3
Noninterest income...............     484.3       428.3       372.7        13.1         517.8       480.7       471.2         7.7
Noninterest expense..............     861.0       754.9       689.9        14.1         881.0       837.2       851.0         5.2
Goodwill and other intangible
   assets expense................      93.9        68.7        59.3        36.7          60.3        45.3        39.9        33.1
                                   --------------------------------                  --------------------------------
Income before taxes..............   1,077.5       955.4       898.7        12.8         730.5       705.8       697.7         3.5
Income taxes and
   taxable-equivalent
   adjustment....................     398.7       353.5       341.5        12.8         270.3       261.2       265.1         3.5
                                   --------------------------------                  --------------------------------
Income before merger-related
   charges.......................  $  678.8    $  601.9    $  557.2        12.8      $  460.2    $  444.6    $  432.6         3.5
                                   --------------------------------                  --------------------------------
Net merger-related charges
   (after-tax)*..................
Net income.......................
AVERAGE BALANCE SHEET DATA
Loans............................  $ 41,482    $ 35,432    $ 31,672        17.1      $ 11,150    $ 12,357    $ 11,176        (9.8)
Assets...........................    46,123      39,302      35,181        17.4        13,076      14,010      12,665        (6.7)
Deposits.........................    11,841      10,990      10,767         7.7        31,218      30,163      31,668         3.5
Common equity....................     4,452       3,664       3,034        21.5         1,037       1,109       1,004        (6.5)
                                   --------------------------------                  --------------------------------
Return on average assets.........      1.47%       1.53%       1.58%                     3.52%       3.17%       3.42%
Return on average common
   equity........................      15.2        16.4        18.4                      44.4        40.1        43.1
Efficiency ratio.................      44.1        43.7        43.0                      50.0        49.1        51.6
Efficiency ratio on a cash
   basis**.......................      39.8        40.0        39.6                      46.8        46.6        49.3
---------------------------------------------------------------------------------------------------------------------------------

 *Merger-related charges are not allocated to the business lines. All ratios are calculated without the effect of merger-related charges.
 **Calculated by excluding the amortization of goodwill and other intangibles. ***Not meaningful.

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

BASIS OF FINANCIAL PRESENTATION Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. The provision for credit losses recorded by each operating segment is primarily based on the net charge-offs of each line of business. Based on management's judgment, the provision may be adjusted to consider expected losses for certain products that have a longer business cycle and for economic conditions. The difference between the provision for credit losses determined in accordance with accounting principles generally accepted in the United States recognized by the Company on a consolidated basis and the provision recorded by the business lines is recorded in Corporate Support. Noninterest income and expenses directly related to each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Also, the business unit is allocated the tax-equivalent benefit of tax-exempt products. Noninterest expenses incurred by centrally managed operations units that directly support business lines' operations are charged to the business lines based on standard unit costs and volume measurements. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Corporate Support. Merger-related charges are not identified by or allocated to lines of business. Because the Company's decision-making process emphasizes the creation of shareholder value, capital is allocated to each line of business based on its inherent risks, including credit, operational and other business risks. On- and off-balance sheet assets subject to credit risk are assigned risk factors based upon expected loss experience and volatility taking into consideration changes in business practices that may introduce more

 4                                                                  U.S. Bancorp

                                                                                          Wealth Management and
                                                   Payment Systems                          Capital Markets
-------------------------------------------------------------------------------------------------------------------------
                                                                    1999-2000                                   1999-2000
                                           2000     1999     1998    % Change        2000       1999     1998    % Change
-------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
   (taxable-equivalent basis).........    $365.4   $354.8   $285.3      3.0%      $  196.7   $  165.4   $150.8     18.9%
Provision for credit losses...........     327.5    300.1    261.7      9.1            5.6        4.5      3.8     24.4
Noninterest income....................     776.9    617.7    603.6     25.8        1,401.8    1,187.5    784.0     18.0
Noninterest expense...................     406.1    333.1    319.6     21.9        1,218.4    1,020.3    667.9     19.4
Goodwill and other intangible
   assets expense.....................      56.0     35.2     31.3     59.1           25.3       16.4     13.2     54.3
                                          ------------------------                ----------------------------
Income before taxes...................     352.7    304.1    276.3     16.0          349.2      311.7    249.9     12.0
Income taxes and taxable-
   equivalent adjustment..............     130.5    112.5    105.0     16.0          129.2      115.3     95.0     12.1
                                          ------------------------                ----------------------------
Income before merger-related
   charges............................    $222.2   $191.6   $171.3     16.0       $  220.0   $  196.4   $154.9     12.0
                                          ------------------------                ----------------------------
Net merger-related charges
   (after-tax)*.......................
Net income............................

AVERAGE BALANCE SHEET DATA
Loans.................................    $8,719   $7,968   $7,751      9.4       $  3,008   $  2,361   $1,996     27.4
Assets................................     9,615    8,698    8,417     10.5          7,268      5,836    4,682     24.5
Deposits..............................       120      100       87     20.0          3,815      3,304    2,551     15.5
Common equity.........................       951      742      719     28.2          1,295      1,162      951     11.4
                                          ------------------------                ----------------------------
Return on average assets..............      2.31%    2.20%    2.04%                   3.03%      3.37%    3.31%
Return on average common equity.......      23.4     25.8     23.8                    17.0       16.9     16.3
Efficiency ratio......................      40.5     37.9     39.5                    77.8       76.6     72.9
Efficiency ratio on a cash basis**....      35.6     34.3     36.0                    76.2       75.4     71.4
-------------------------------------------------------------------------------------------------------------------------


                                            Corporate Support                      Consolidated Company
---------------------------------------------------------------------------------------------------------------
                                                                                                      1999-2000
                                          2000     1999      1998        2000       1999       1998    % Change
---------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
   (taxable-equivalent basis).........   $(60.4)  $ 11.3   $  52.9      $3,540.8   $3,302.7   $3,111.9      7.2%
Provision for credit losses...........     (0.1)   (86.5)   (116.8)        670.0      531.0      379.0     26.2
Noninterest income....................     77.6     44.5      25.1       3,258.4    2,758.7    2,256.6     18.1
Noninterest expense...................    (64.9)   (46.6)    (44.3)      3,301.6    2,898.9    2,484.1     13.9
Goodwill and other intangible
   assets expense.....................       --       --        --         235.5      165.6      143.7     42.2
                                         -------------------------      ------------------------------
Income before taxes...................     82.2    188.9     239.1       2,592.1    2,465.9    2,361.7      5.1
Income taxes and taxable-
   equivalent adjustment..............     31.8     77.7      91.3         960.5      920.2      897.9      4.4
                                         -------------------------      ------------------------------
Income before merger-related
   charges............................   $ 50.4   $111.2   $ 147.8       1,631.6    1,545.7    1,463.8      5.6
                                         -------------------------
Net merger-related charges
   (after-tax)*.......................                                     (39.6)     (39.2)    (136.4)     1.0
Net income............................                                  ------------------------------
                                                                        $1,592.0   $1,506.5   $1,327.4      5.7
                                                                        ------------------------------
AVERAGE BALANCE SHEET DATA
Loans.................................   $2,080   $2,460   $ 3,384      $ 66,439   $ 60,578   $ 55,979      9.7
Assets................................    8,356    9,101    10,846        84,438     76,947     71,791      9.7
Deposits..............................    3,687    3,542     2,254        50,681     48,099     47,327      5.4
Common equity.........................      274     (137)      341         8,009      6,540      6,049     22.5
                                         -------------------------      ------------------------------
Return on average assets..............                                       1.93%      2.01%      2.04%
Return on average common equity.......                                       20.4       23.6       24.2
Efficiency ratio......................                                       52.1       50.5       49.1
Efficiency ratio on a cash basis**....                                       48.6       47.8       46.4
---------------------------------------------------------------------------------------------------------------

or less risk into the portfolio. Certain lines of business with fee-based activities, such as Wealth Management and Capital Markets, have no significant balance sheet components. For these business lines, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory minimum requirements. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 2000, certain organization and methodology changes were made, and 1999 and 1998 results are presented on a comparable basis.

WHOLESALE BANKING Wholesale Banking includes lending, treasury management, corporate trust and other financial services to middle-market, large corporate and public sector clients. Operating earnings increased $76.9 million (13 percent) to $678.8 million in 2000, compared with $601.9 million in 1999 and $557.2 million in 1998. Return on average assets was 1.47 percent in 2000, compared with 1.53 percent in 1999 and 1.58 percent in 1998, and return on average common equity was 15.2 percent in 2000, compared with 16.4 and 18.4 percent in 1999 and 1998, respectively.

    Net interest income increased $218.9 million (15 percent) in 2000 to $1,675.0 million compared with $1,456.1 million in 1999 and $1,369.0 million in 1998. In 2000, the increase reflected core growth in average loan and deposit balances, the margin benefit of deposits in a rising rate environment and the impact of acquisitions. In 1999, the increase was also due to core growth in average loan and deposit balances, but was partially offset by margin compression in the commercial loan and deposit portfolios. During 2000, average loan balances increased by 17 percent compared with 12 percent in 1999, while average deposit balances increased 8 percent (2 percent in 1999), increasing net interest income and loan fees by $140.1 million in 2000 and $125.7 million in 1999. The incremental funding benefit of deposits contributed $51.8 million in 2000.

    The provision for credit losses increased $21.5 million (20 percent) to $126.9 million in 2000 compared with $105.4 million in 1999 and $93.8 million in 1998. The increase primarily reflects growth in the loan portfolio.

    Noninterest income increased $56.0 million (13 percent) in 2000 to $484.3 million, compared with $428.3 million in 1999 and $372.7 million in 1998. The increase in 2000 reflects higher noninterest income from leasing acquisitions of $21.6 million, revenue from sales of SBA loans of $13.8 million and other commercial banking fees of $11.8 million. The $55.6 million increase in noninterest income in 1999 as compared with 1998 primarily reflects core fee growth and $36.5 million of revenue from the acquisition of Libra Investments, Inc. in January 1999.

U.S. Bancorp                                                                   5

    Noninterest expense, excluding goodwill and other intangible assets expense, increased $106.1 million (14 percent) in 2000 to $861.0 million, as compared with $754.9 million in 1999 and $689.9 million in 1998. Goodwill and other intangible assets expense increased $25.2 million (37 percent) in 2000 to $93.9 million, as compared with $68.7 million in 1999 and $59.3 million in 1998. Acquisitions represent approximately $71.7 million of the $131.3 million increase in total non-interest expense. The efficiency ratio for Wholesale Banking, on a cash basis, was 39.8 percent in 2000 and 40.0 percent in 1999, as compared with 39.6 percent in 1998.

CONSUMER BANKING Consumer Banking delivers products and services to the broad consumer market and small businesses through branch offices, telemarketing, online services, direct mail and automated teller machines ("ATMs"). Operating earnings were $460.2 million in 2000, compared with $444.6 million in 1999 and $432.6 million in 1998. Return on average assets increased to 3.52 percent from
3.17 percent in 1999 and 3.42 percent in 1998. Return on average common equity was 44.4 percent in 2000, compared with 40.1 percent in 1999 and 43.1 percent in 1998.

    Net interest income increased $49.0 million (4 percent) in 2000 as compared with 1999 primarily reflecting core growth in home equity loans, consumer deposits, bank acquisitions and the increased value of deposits in a rising rate environment partially offset by the expected reduction in the indirect automobile portfolio.

    The provision for credit losses increased a modest 1 percent in 2000 to $210.1 million, compared with $207.5 million in 1999 and $136.5 million in 1998. The slight increase in 2000 primarily reflects increasing charge-offs in the home equity loan portfolio due to growth, partially offset by declining consumer loan charge offs related to the divestiture of the indirect automobile portfolio and improved fraud management.

    Noninterest income increased $37.1 million (8 percent) in 2000 to $517.8 million, compared with $480.7 million in 1999 and $471.2 million in 1998, primarily reflecting growth in deposit charges and debit card fees of $46.2 million in 2000, partially offset by lower revenues of $13.0 million from the sale of student loans relative to 1999. Excluding acquisitions the growth rate of noninterest income in 2000 as compared with 1999 was approximately 6 percent.

    Noninterest expense, excluding goodwill and other intangible asset expense, increased $43.8 million (5 percent) to $881.0 million in 2000, compared with $837.2 million in 1999 and $851.0 million in 1998. Goodwill and other intangible asset expense increased $15.0 million (33 percent) in 2000 to $60.3 million, as compared with $45.3 million in 1999 and $39.9 million in 1998. The increase in total noninterest expenses of $58.8 million in 2000 includes the impact of acquisitions of approximately $37.2 million. Also during 2000, the Company invested in a number of customer service quality initiatives and technology enhancements designed to improve the earnings growth of the Consumer Banking business line. As with any investment, successful achievement of the anticipated deposit and loan growth and related contribution to earning is subject to a number of uncertainties. The decrease in noninterest expense in 1999 as compared with 1998 reflects cost benefits from integration of banking acquisitions. The efficiency ratio, on a cash basis, remained relatively flat at 46.8 percent in 2000, compared with 46.6 percent in 1999 and declined from 49.3 percent in 1998.

PAYMENT SYSTEMS Payment Systems includes consumer and business credit cards, corporate and purchasing card services, card-accessed secured and unsecured lines of credit, ATM processing and merchant processing. Operating earnings increased $30.6 million (16 percent) to $222.2 million in 2000, compared with $191.6 million in 1999 and $171.3 million in 1998. Return on average assets was
2.31 percent in 2000, compared with 2.20 percent in 1999 and 2.04 percent in 1998. Return on average common equity was 23.4 percent in 2000, compared with
25.8 percent in 1999 and 23.8 percent in 1998.

    Total revenue increased $169.8 million (17 percent) in 2000 and $83.6 million (9 percent) in 1999, reflecting strong growth in corporate and retail card product fees and data processing-related revenue. Credit card fees increased $97.9 million (17 percent) to $667.1 million in 2000 compared with $569.3 million in 1999 and $553.8 million in 1998. Data processing revenues increased $27.2 million in 2000, primarily attributed to the acquisition of Mellon Network Services' electronic funds transfer processing unit in June 1999. Growth in small business and retail credit card balances increased net interest income approximately $28.1 million in 2000 while growth in credit card loan fees added $14.0 million. In 1999, total revenue increased 9 percent from 1998 despite the loss of approximately one-half of the U.S. Government purchasing card business in late 1998.

    The provision for credit losses increased by $27.4 million (9 percent) in 2000 and by $38.4 million (15 percent) in 1999. The increases were primarily due

 6                                                                  U.S. Bancorp
to increased net charge-offs in credit-scored small business loans and credit cards.

    Noninterest expense, excluding goodwill and other intangible asset expense, increased $73.0 million (22 percent) in 2000 and $13.5 million (4 percent) in 1999. The increase in 2000 was primarily due to continued growth in key strategic co-brand partnerships, new products and technology, as well as transaction volume. The lower growth rate of expenses in 1999 was impacted by the loss of the U.S. Government purchasing card business. Goodwill and other intangible asset expense increased $20.8 million (59 percent) in 2000 to $56.0 million from $35.2 million in 1999 and $31.3 million in 1998, primarily reflecting strategic portfolio acquisitions during 2000 and the acquisition of Mellon Network Services' electronic funds transfer processing unit in June 1999. The efficiency ratio, on a cash basis, increased to 35.6 percent in 2000, compared with 34.3 percent in 1999 and 36.0 percent in 1998.

WEALTH MANAGEMENT AND CAPITAL MARKETS Wealth Management and Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of banking centers and brokerage offices. It also offers institutional trust, investment management services, and private banking and personal trust services. The business line contributed operating earnings of $220.0 million in 2000, compared with $196.4 million in 1999 and $154.9 million in 1998. The return on average common equity improved slightly to 17.0 percent in 2000, compared with 16.9 percent and 16.3 percent in 1999 and 1998, respectively.

    During 2000, total revenue grew $245.6 million (18 percent) to $1.6 billion compared with $1.4 billion in 1999 and $934.8 million in 1998, primarily due to revenue growth in investment banking, trading account profits and commissions, and trust fees and growth in loans and deposits in private banking. Investment banking and brokerage revenues increased $197.7 million (25 percent) in 2000 compared with 1999 and $377.5 million (89 percent) in 1999 compared with 1998. The growth in 1999 reflected the acquisition of Piper Jaffray Companies, Inc. in May 1998. Trust and investment management fees increased $13.0 million (3 percent) in 2000 and $43.4 million (13 percent) in 1999. Slower growth in 2000 reflected the impact on assets under management of the volatility in the financial markets experienced in the latter part of the year. During 2000, average loan balances in private banking increased $567 million (25 percent) compared with $309 million (16 percent) in 1999, while average deposit balances increased $400 million (14 percent) in 2000 and $678 million (31 percent) in 1999.

    Offsetting the positive impact of revenue growth, noninterest expense (including goodwill and other intangible asset expense) increased $207.0 million (20 percent) in 2000 and $355.6 million (52 percent) in 1999. The increase in 2000 was primarily due to the increase in investment banking and brokerage activity, office expansion and other growth initiatives. The increase in 1999 is attributed to the acquisition of Piper Jaffray Companies Inc. effective in May 1998.

CORPORATE SUPPORT Corporate Support includes the net effect of support units after internal revenue and expense allocations, treasury management and other corporate activities. Net interest income primarily relates to the Company's investment and residential mortgage portfolios, and the net effect of transfer pricing related to loan and deposit balances. The provision for credit losses represents the residual aggregate of the credit provision allocated to the reportable business units and the Company's recorded provision which is determined in accordance with accounting principles generally accepted in the United States. Refer to "Corporate Risk Profile" on pages 15 to 20 for further discussion on the allowance for credit losses and changes in the provision for credit losses. Noninterest income and noninterest expenses primarily reflect certain business activities managed on a corporate basis and the elimination of intersegment revenue and expense. Noninterest income included $55.0 million of gains on the disposition of office buildings in Portland, Boise and Minneapolis during 2000. Provisions for income taxes reflect the difference between the income tax expense or benefit allocated to the other business units (37 percent of pretax earnings in 2000, compared with 37 percent and 38 percent of pretax earnings in 1999 and 1998, respectively) and the effective tax rate on a consolidated basis. Refer to "Income Tax Expense" on page 10 for discussion of the effective tax rate on a consolidated basis.

U.S. Bancorp                                                                   7

     TABLE 3
         ANALYSIS OF NET INTEREST INCOME

(Dollars in Millions)                                               2000           1999           1998
------------------------------------------------------------------------------------------------------
Net interest income, as reported............................    $3,471.3       $3,260.7       $3,060.6
   Taxable-equivalent adjustment............................        69.5           42.0           51.3
                                                                --------------------------------------
Net interest income (taxable-equivalent basis)..............    $3,540.8       $3,302.7       $3,111.9
                                                                --------------------------------------
Average yields and weighted average rates
 (taxable-equivalent basis)
   Earning assets yield.....................................        9.05%          8.36%          8.55%
   Rate paid on interest-bearing liabilities................        5.45           4.45           4.70
                                                                --------------------------------------
Gross interest margin.......................................        3.60%          3.91%          3.85%
                                                                --------------------------------------
Net interest margin.........................................        4.73%          4.83%          4.87%
                                                                --------------------------------------
Net interest margin without taxable-equivalent increments...        4.64%          4.77%          4.79%
------------------------------------------------------------------------------------------------------
Average Balances:
   Loans....................................................    $ 66,439       $ 60,578       $ 55,979
   Earning assets...........................................      74,863         68,392         63,868
   Deposits.................................................      50,681         48,099         47,327
------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $3.54 billion in 2000, compared with $3.30 billion in 1999 and $3.11 billion in 1998. The 7 percent increase in 2000 as compared with 1999 was primarily due to growth in earning assets. The net interest margin declined from 4.83 percent in 1999 to
4.73 percent in 2000, as lagging deposit growth relative to the growth in total earning assets increased the Company's incremental cost of funding. Average earning assets increased $6.5 billion (9 percent) in 2000, primarily due to strong core loan growth and acquisitions partially offset by reductions in indirect automobile loans, securities and residential mortgages. Average loans were up $5.9 billion (10 percent) from 1999. Excluding indirect automobile and residential mortgage loans, average loans in 2000 were higher by $7.9 billion (14 percent) than 1999, reflecting growth in commercial loans, home equity and second mortgages and acquisitions (see Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 62 and 63).

     TABLE 4
         NET INTEREST INCOME -- CHANGES DUE TO RATE AND VOLUME

                                                2000 Compared with 1999                          1999 Compared with 1998
                                        -----------------------------------------------------------------------------------------
(Dollars in Millions)                   Volume         Yield/Rate          Total         Volume         Yield/Rate          Total
---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in
   Interest income
      Loans......................       $526.9          $ 425.5           $952.4         $398.3          $(115.8)          $282.5
      Taxable securities.........        (27.8)             7.6            (20.2)         (39.7)           (13.3)           (53.0)
      Nontaxable securities......         (3.8)            (1.0)            (4.8)          (8.5)            (2.8)           (11.3)
      Federal funds sold and
         resale agreements.......          3.2              5.9              9.1           (6.3)            (5.7)           (12.0)
      Other......................         79.1             42.3            121.4           52.6              1.2             53.8
                                        -----------------------------------------------------------------------------------------
         Total...................        577.6            480.3           1,057.9         396.4           (136.4)           260.0
   Interest expense
      Savings deposits and time
         deposits less than
         $100,000................         15.8            209.4            225.2          (28.8)          (123.4)          (152.2)
      Time deposits over
       $100,000..................        102.8             48.7            151.5           68.2            (15.8)            52.4
      Short-term borrowings......        (34.2)            53.7             19.5            8.6             (7.2)             1.4
      Long-term debt.............        215.2            208.4            423.6          200.6            (39.9)           160.7
      Mandatorily redeemable
         preferred securities....           --               --               --            6.9               --              6.9
                                        -----------------------------------------------------------------------------------------
         Total...................        299.6            520.2            819.8          255.5           (186.3)            69.2
                                        -----------------------------------------------------------------------------------------
      Increase (decrease) in net
         interest income.........       $278.0          $ (39.9)          $238.1         $140.9          $  49.9           $190.8
---------------------------------------------------------------------------------------------------------------------------------

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

 8                                                                  U.S. Bancorp

    Average available-for-sale securities were $487 million (9 percent) lower in 2000 compared with 1999, reflecting both maturities and sales of securities.

    Net interest income on a taxable-equivalent basis increased $190.8 million (6 percent) from 1998 to 1999. Net interest margin remained relatively flat from
4.87 percent in 1998 to 4.83 percent in 1999. Average earning assets increased $4.5 billion (7 percent) in 1999, primarily due to strong core loan growth and consumer loan portfolio purchases in late 1998, partially offset by reductions in securities, the sale of indirect automobile loans and continued runoff of residential mortgages. Average loans were up $4.6 billion (8 percent) from 1998 to 1999, reflecting the impact of acquisitions and core loan growth offset by declining residential mortgages and indirect automobile loan balances.

PROVISION FOR CREDIT LOSSES The provision for credit losses was $670.0 million in 2000, compared with $531.0 million in 1999 and $379.0 million in 1998. The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in "Analysis and Determination of Allowance for Credit Losses" on pages 19 and 20.

    Refer to "Corporate Risk Profile" for further information on the factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

NONINTEREST INCOME Noninterest income in 2000 was $3.26 billion, compared with $2.76 billion in 1999 and $2.26 billion in 1998. The increase of $499.7 million (18 percent) in 2000 as compared with 1999 was primarily driven by a $147.5 million (32 percent) increase in investment banking and trading activity, credit card fee revenue growth of $120.1 million (20 percent), increased service charges on deposit accounts of $34.7 million (8 percent), gains of $55.0 million on the disposal of the Company's ownership in office buildings in Portland, Boise and Minneapolis, the impact of acquisitions, revenues associated with equity investments and other fees, partially offset by a $20.0 million gain-on-sale of branches in Kansas and Iowa completed in 1999. Excluding the impact of acquisitions and divestitures, noninterest income for 2000 would have been approximately 15 percent higher than 1999.

    Noninterest income in 1999 was $2.76 billion, compared with $2.26 billion in 1998, an increase of $502.1 million (22 percent). The increase was driven primarily by the full year impact and continued growth in fee income generated by U.S. Bancorp Piper Jaffray in its investment banking and brokerage activities. Revenue growth related to investment banking and brokerage activities for 1999 approximated $414.0 million. Trust and investment management fees, acquisitions and service charges on deposit accounts also contributed to the year-over-year growth in noninterest income. Credit card fee revenue increased by 5 percent from 1998 despite the loss of approximately one-half of the U.S. Government purchasing card business in late 1998.

NONINTEREST EXPENSE Noninterest expense in 2000 was $3.60 billion compared with $3.13 billion in 1999 and $2.84 billion in 1998. Excluding merger-related charges, noninterest expense on an operating basis was $3.54 billion in 2000, compared with $3.06 billion in 1999 and $2.63 billion in 1998. The increase in noninterest expenses on an operating basis, of $472.6 million (15 percent) is primarily attributable to growth in expenses related to investment banking and brokerage activity of $228.6 million, the impact of acquisitions and divestitures of $175.9 million and the planned spending on service-quality technology and other customer initiatives. The full year 2000 also included approximately $33.0 million of Internet infrastructure-related expense. The efficiency ratio

     TABLE 5
         NONINTEREST INCOME

(Dollars in Millions)                                             2000             1999           1998
------------------------------------------------------------------------------------------------------
Credit card fee revenue.....................................    $  723.2       $  603.1       $  574.8
Trust and investment management fees........................       473.9          459.7          413.0
Service charges on deposit accounts.........................       469.3          434.6          406.0
Investment products fees and commissions....................       359.1          347.7          229.7
Investment banking revenue..................................       356.3          245.4          100.4
Trading account profits and commissions.....................       252.5          215.9          118.1
Available-for-sale securities gains (losses)................         7.0           (1.3)          12.6
Other.......................................................       617.1          453.6          402.0
                                                                --------------------------------------
   Total noninterest income.................................    $3,258.4       $2,758.7       $2,256.6
------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                   9

     TABLE 6
         NONINTEREST EXPENSE

(Dollars in Millions)                                               2000        1999        1998
------------------------------------------------------------------------------------------------
Salaries....................................................    $1,677.0    $1,460.9    $1,210.9
Employee benefits...........................................       279.0       248.4       222.3
Net occupancy...............................................       236.9       204.6       187.4
Furniture and equipment.....................................       167.4       160.1       153.4
Professional services.......................................        90.7        74.1        71.3
Telephone...................................................        88.4        75.4        69.7
Advertising and marketing...................................        73.0        64.3        67.2
Other personnel costs.......................................        61.5        63.2        53.0
Goodwill and other intangible assets........................       235.5       165.6       143.7
Other.......................................................       627.7       547.9       448.9
                                                                --------------------------------
   Total operating noninterest expense......................     3,537.1     3,064.5     2,627.8
Merger-related charges......................................        61.3        62.4       216.5
                                                                --------------------------------
   Total noninterest expense................................    $3,598.4    $3,126.9    $2,844.3
                                                                --------------------------------
Efficiency ratio*...........................................        53.0%       51.6%       53.1%
Efficiency ratio before merger-related charges..............        52.1        50.5        49.1
Banking efficiency ratio before merger-related charges**....        43.6        43.2        44.2
Average number of full-time equivalent employees............      28,949      26,891      26,526
------------------------------------------------------------------------------------------------

 *Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding available-for-sale securities gains and losses.

**Without investment banking and brokerage activity.

before merger-related charges increased slightly to 52.1 percent in 2000 compared with 50.5 percent in 1999 due to investments in Internet technology and other customer-related initiatives.

    Without the effect of investment banking and brokerage activities, noninterest expense, on an operating basis, increased by $244.0 million in 2000. The banking efficiency ratio before merger-related charges was 43.6 percent for 2000, essentially unchanged from 43.2 percent in 1999 and slightly improved from
44.2 percent in 1998. The improved banking efficiency ratio in 1999 compared with 1998 reflects the results of integrating acquired banking businesses.

    The Company has incurred merger-related charges in each of the last three years in conjunction with its acquisitions. Noninterest expense included merger-related charges of $61.3 million in 2000, compared with $62.4 million in 1999 and $216.5 million in 1998. Merger-related charges in 2000, primarily system conversions and integration costs associated with consolidating redundant operations, related to the Company's recent acquisitions. Merger-related charges in 1999 related to the integration of the Company's various acquisitions, including finalizing the integration of the former U.S. Bancorp ("USBC") after its 1997 merger with the Company, and ongoing activities related to Piper Jaffray and nine other acquired entities. During 1998, the Company incurred $203.8 million of merger-related charges to integrate USBC and $11.7 million related to the acquisition of Piper Jaffray. In 1998, employee benefit curtailment gains of $25.6 million were offset against merger-related charges. Refer to Note D of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger-related charges.

INCOME TAX EXPENSE The provision for income taxes was $869.3 million in 2000, compared with $855.0 million in 1999 and $766.5 million in 1998. The Company's effective tax rate was 35.3 percent in 2000, compared with 36.2 percent in 1999 and 36.6 percent in 1998. The effective rate declined in 2000 as compared with 1999 and 1998, primarily due to an increase in tax-exempt income, incremental tax credits and a decrease in the effective rate for state income taxes resulting from changes in business mix during the year.

    At December 31, 2000, the Company's net deferred tax asset was $13.2 million, compared with $158.4 million at December 31, 1999. In determining that realization of the deferred tax asset was more likely than not, the Company gave consideration to a number of factors, including taxable income during carryback periods, recent earnings history, expectations for earnings in the future and, where applicable, the expiration dates associated with tax carrybacks and carryforwards. For further information on income taxes, refer to Note P of the Notes to Consolidated Financial Statements.

 10                                                                 U.S. Bancorp

     TABLE 7
         LOAN PORTFOLIO DISTRIBUTION

                                                   2000                  1999                  1998                  1997
                                            ------------------------------------------------------------------------------------
                                                       Percent               Percent               Percent               Percent
At December 31 (Dollars in Millions)        Amount    of Total     Amount   of Total     Amount   of Total     Amount   of Total
--------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...........................    $29,920       43.3%   $26,491       42.1%   $23,703       40.1%   $21,393       39.1%
   Real estate
      Commercial mortgage...............     10,208       14.8      9,784       15.5      8,193       13.9      8,025       14.7
      Construction......................      4,443        6.4      4,322        6.9      3,069        5.2      2,359        4.3
   Lease financing......................      4,096        5.9      2,372        3.8      2,271        3.8      2,006        3.7
                                            ------------------------------------------------------------------------------------
         Total commercial...............     48,667       70.4     42,969       68.3     37,236       63.0     33,783       61.8
CONSUMER
   Home equity and second mortgage......      9,438       13.7      8,681       13.8      7,409       12.5      5,815       10.6
   Credit card..........................      4,499        6.5      4,313        6.9      4,221        7.1      4,200        7.7
   Revolving credit.....................      1,868        2.7      1,815        2.9      1,686        2.9      1,567        2.9
   Installment..........................        896        1.3        999        1.6      1,168        2.0      1,199        2.2
   Automobile...........................        564         .8        884        1.4      3,413        5.8      3,227        5.9
   Student *............................        674        1.0        563         .9        829        1.4        686        1.2
                                            ------------------------------------------------------------------------------------
      Subtotal..........................     17,939       26.0     17,255       27.5     18,726       31.7     16,694       30.5
   Residential mortgage.................      2,485        3.6      2,661        4.2      3,160        5.3      4,231        7.7
                                            ------------------------------------------------------------------------------------
      Total consumer....................     20,424       29.6     19,916       31.7     21,886       37.0     20,925       38.2
                                            ------------------------------------------------------------------------------------
         Total loans....................    $69,091      100.0%   $62,885      100.0%   $59,122      100.0%   $54,708      100.0%
--------------------------------------------------------------------------------------------------------------------------------

                                                 1996
                                          ------------------
                                                     Percent
At December 31 (Dollars in Millions)       Amount   of Total
----------------------------------------  ------------------
COMMERCIAL
   Commercial...........................  $19,545       37.3%
   Real estate
      Commercial mortgage...............    8,022       15.3
      Construction......................    2,125        4.1
   Lease financing......................    1,848        3.5
                                          ------------------
         Total commercial...............   31,540       60.2
CONSUMER
   Home equity and second mortgage......    5,271       10.1
   Credit card..........................    3,632        6.9
   Revolving credit.....................    1,581        3.0
   Installment..........................    1,463        2.8
   Automobile...........................    3,388        6.5
   Student *............................      580        1.1
                                          ------------------
      Subtotal..........................   15,915       30.4
   Residential mortgage.................    4,900        9.4
                                          ------------------
      Total consumer....................   20,815       39.8
                                          ------------------
         Total loans....................  $52,355      100.0%
-----------------------------------------------------------------------

*All or part of the student loan portfolio may be sold when the repayment period begins.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio increased $6.2 billion to $69.1 billion at December 31, 2000, from $62.9 billion at December 31, 1999. Average loans increased 10 percent to $66.4 billion in 2000 compared with $60.6 billion in 1999. Excluding indirect automobile and residential mortgages, average loans for 2000 were $7.9 billion (14 percent) higher than 1999, reflecting core loan growth of 10 percent and the impact of acquisitions. The Company's loan portfolio inherently has credit risk which may ultimately result in loan charge-offs. The Company manages this risk through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. See "Corporate Risk Profile" for a more detailed discussion of the management of credit risk including the allowance for credit losses.

COMMERCIAL Commercial loans, including lease financing, totaled $34.0 billion at December 31, 2000, up $5.2 billion (18 percent) from year-end 1999. The increase reflects core growth in commercial loans, the impact of bank acquisitions and approximately $1.4 billion of leases related to the acquisition of Lyon Financial Services, Inc. and Oliver-Allen Corporation during 2000. At December 31, 1999, commercial loans were $28.9 billion, up $2.9 billion (11 percent) from year-end 1998.

    The Company offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, lease financing, agricultural credit, correspondent banking and energy lending. The Company monitors and manages the portfolio diversification by industry, customer and geography. The commercial portfolio reflects the Company's focus of serving small business customers, middle-market and larger corporate businesses throughout its 16 state banking region and national customers within certain niche industry groups.

    The Company also provides financing to enable customers to grow their businesses through acquisitions of existing businesses, buyouts or other recapitalizations. Such leveraged financings approximated $3.2 billion at December 31, 2000, compared with $2.4 billion at December 31, 1999. During a business cycle with slower economic growth, businesses with leveraged capital structures may experience insufficient cashflows to service their debt. The Company manages its exposure to leveraged financing loans by maintaining strong underwriting standards, portfolio diversification and effectively managing the relationship with the customer either directly or through a reputable financial intermediary. At December 31, 2000, approximately 96 percent of such loans outstanding were made to existing customers or were sponsored by financial intermediaries with an established relationship with the Company. These leveraged financings are diversified among industry groups with no significant industry concentrations as a percentage of these loans. The Company's underwriting standards require businesses to maintain acceptable capital levels and have demonstrated sufficient cash flows to support debt service of the loans.
U.S. Bancorp                                                                  11

    Table 8 provides a summary of the significant industry groups and geographic locations of commercial loans outstanding at December 31, 2000, and 1999. This diverse mix of industries and geographic locations is similar to 1998. Certain industry segments, including agricultural, paper and forestry and mortgage banking, continue to experience economic stress. At December 31, 2000, the Company's agricultural portfolio is diversified with 36 percent of agricultural loans to livestock producers, 27 percent to crop producers, 24 percent to food processors and 13 percent to wholesalers of agricultural products. Volatility in crop and livestock prices in 2000 continued to adversely affect this category of loans. Food processors and wholesalers have been less negatively affected by commodity pricing. The paper and forestry sector has been stressed due to excess capacity and softening domestic demand. This industry represents 2.7 percent of commercial loans at December 31, 2000. The mortgage banking sector represents approximately 2.7 percent of commercial loans at December 31, 2000, compared with 3.5 percent at December 31, 1999. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its collateral position to manage its risk exposure.

COMMERCIAL REAL ESTATE The Company's portfolio of commercial real estate mortgages and construction loans grew to $14.7 billion at December 31, 2000, compared with $14.1 billion at December 31, 1999. Commercial mortgages outstanding increased to $10.2 billion at December 31, 2000, compared with $9.8 billion at December 31, 1999. Real estate construction loans at December 31, 2000, totaled $4.5 billion compared with $4.3 billion at year-end 1999. Table 9 provides a summary of real estate exposures by property type and geographic location. The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time, if retained, the loan is transferred to the commercial mortgage portfolio. Approximately $242.6 million of construction loans were transferred to the commercial mortgage portfolio in 2000.

    At year-end 2000, real estate secured $175 million of tax-exempt industrial development loans and $1.1 billion of standby letters of credit. At year-end 1999, these exposures totaled $161 million and $920 million, respectively. The Company's commercial real estate mortgages and construction loans had combined unfunded commitments of $3.27 billion at December 31, 2000, and $3.61 billion at December 31, 1999.

    The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans are included in the commercial loan category and totaled $1.90 billion at December 31, 2000, and $1.85 billion at December 31, 1999.

     TABLE 8
         COMMERCIAL LOAN EXPOSURE BY INDUSTRY GROUP AND GEOGRAPHY

                                                                   Percentage of Total
                                                                     at December 31
                                                                  ---------------------
INDUSTRY TYPE                                                     2000             1999
---------------------------------------------------------------------------------------
Consumer cyclical products and services.....................       18.0%           17.5%
Capital goods...............................................       11.9            12.6
Financials..................................................       10.2            10.0
Consumer staples............................................        9.7            10.1
Agricultural................................................        8.6             8.8
Transportation..............................................        4.5             4.8
Paper and forest products, mining and basic materials.......        4.4             4.8
Mortgage banking............................................        2.7             3.5
Other.......................................................       30.0            27.9
                                                                  ---------------------
                                                                  100.0%          100.0%
---------------------------------------------------------------------------------------
GEOGRAPHY
---------------------------------------------------------------------------------------
Minnesota...................................................       22.1%           23.2%
Washington..................................................       14.2            16.2
California..................................................        9.9             8.6
Oregon......................................................        8.2             8.7
Other states within banking region..........................       27.5            28.1
                                                                  ---------------------
   Total banking region.....................................       81.9            84.8
Other regions...............................................       18.1            15.2
                                                                  ---------------------
                                                                  100.0%          100.0%
---------------------------------------------------------------------------------------

 12                                                                 U.S. Bancorp

     TABLE 9
         COMMERCIAL REAL ESTATE EXPOSURE BY PROPERTY TYPE AND GEOGRAPHY

                                                                   Percentage of Total
                                                                   at December 31
                                                                   -------------------
PROPERTY TYPE                                                      2000          1999
--------------------------------------------------------------------------------------
Business owner occupied.....................................        23.7%         25.0%
Multi-family................................................        14.1          13.2
Commercial property -- office...............................        12.2          12.3
Commercial property -- retail...............................        10.2          10.2
Homebuilders................................................         8.2           9.3
Commercial property -- industrial...........................         8.2           6.6
Hotel/motel.................................................         8.1           7.7
Other.......................................................        15.3          15.7
                                                                   -------------------
                                                                   100.0%        100.0%
--------------------------------------------------------------------------------------
GEOGRAPHY
--------------------------------------------------------------------------------------
California..................................................        23.7%         22.1%
Washington..................................................        21.4          21.2
Oregon......................................................        11.9          12.6
Minnesota...................................................         7.8           9.1
Other states within banking region..........................        29.0          29.6
                                                                   -------------------
   Total banking region.....................................        93.8          94.6
Other regions...............................................         6.2           5.4
                                                                   -------------------
                                                                   100.0%        100.0%
--------------------------------------------------------------------------------------

CONSUMER Total consumer loan outstandings increased $508 million to $20.4 billion at December 31, 2000, from $19.9 billion at December 31, 1999. Excluding indirect automobile loans and residential mortgage loans, consumer loans increased $993 million (6 percent). This increase reflected growth in home equity and second mortgage loans of $757 million (9 percent), credit card loans of $186 million (4 percent), revolving credit loans of $53 million (3 percent), and student loans of $111 million (20 percent) from December 31, 1999, offset by a decrease in installment loans from December 31, 1999. The decline in residential mortgages and indirect automobile loans reflects the Company's objective of exiting these businesses due to their lower returns.

    Of the total consumer loan balances outstanding, approximately 84 percent are to customers located in the Company's banking region.

U.S. Bancorp                                                                  13

    TABLE 10
         AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AVERAGE MATURITY

At December 31, 2000                                             Average Maturity
---------------------------------------------------------------------------------
U.S. Treasury...............................................     2 years, 1 month
Mortgage-backed.............................................    6 years, 3 months
Other U.S. agencies.........................................    3 years, 6 months
State and political.........................................    5 years, 0 months
Other*......................................................    8 years, 0 months
   Total....................................................    5 years, 6 months
---------------------------------------------------------------------------------

* Excludes equity securities that have no stated maturity.

  The average maturity shown above is contractual maturity for all securities except for mortgage-backed securities. The average maturity for mortgage-backed securities includes expected prepayments reflecting current market conditions.

SECURITIES At December 31, 2000, available-for-sale securities totaled $4.3 billion, compared with $4.9 billion at December 31, 1999, primarily reflecting maturities and prepayments of securities. The relative mix of the type of available-for-sale securities did not change significantly from the prior year. The primary objectives of the Company's investment portfolio are to meet business line collateral needs and reduce overall interest rate risk.

DEPOSITS Total deposits were $53.3 billion at December 31, 2000, up $1.7 billion (3 percent) from year-end 1999. Noninterest-bearing deposits were $15.7 billion at December 31, 2000, compared with $16.1 billion at December 31, 1999. Interest-bearing deposits totaled $37.6 billion at December 31, 2000, compared with $35.5 billion at December 31, 1999. The increase in interest-bearing deposit balances is primarily due to acquisitions.

BORROWINGS The Company utilized both short-term and long-term borrowings to fund core loan growth in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $2.8 billion at December 31, 2000, up from $2.3 billion at year-end 1999. The increase was primarily due to higher federal funds purchased balances partially offset by a decline in securities sold under agreements to repurchase.

    Long-term debt was $18.6 billion at December 31, 2000, up from $16.6 billion at December 31, 1999. During 2000, the Company issued $5.2 billion of debt with an average original maturity of 2.2 years under its medium term and bank note programs. The Company also borrowed $400 million of variable-rate advances from the Federal Home Loan Bank. These issuances were partially offset by maturities of $3.3 billion of medium-term and bank notes, $238 million of Federal Home Loan Bank advances and $250 million of putable asset trust securities.

    Due to lagging deposit growth, the Company continues to utilize long-term debt to fund core asset growth.

    TABLE 11
         AVAILABLE-FOR-SALE SECURITIES PORTFOLIO AMORTIZED COST, FAIR VALUE AND YIELD BY MATURITY DATE

Maturing:                              Within 1 Year                 1-5 Years                   5-10 Years
------------------------------------------------------------------------------------------------------------------
                                   Amor-                       Amor-                        Amor-
At December 31, 2000               tized    Fair               tized     Fair               tized     Fair
(Dollars in Millions)               Cost   Value   Yield        Cost    Value   Yield        Cost    Value   Yield
------------------------------------------------------------------------------------------------------------------
U.S. Treasury....................  $ 65    $ 65    5.48%      $ 291    $  294   5.68%      $   2    $    2   6.41%
Mortgage-backed*.................   357     357    6.84       1,013     1,013   6.78         596       594   6.78
Other U.S. agencies..............    35      36    7.55          77        79   7.56          30        30   7.61
State and political**............   151     152    7.34         405       412   7.39         384       393   7.41
Other............................     2       2    8.92           7         7   3.89           5         5   3.42
                                   -------------------------------------------------------------------------------
  Total..........................  $610    $612    6.87%      $1,793   $1,805   6.76%      $1,017   $1,024   7.03%
------------------------------------------------------------------------------------------------------------------

Maturing:                              Over 10 Years                    Total
---------------------------------  ----------------------------------------------------
                                   Amor-                        Amor-
At December 31, 2000               tized    Fair                tized     Fair
(Dollars in Millions)               Cost   Value    Yield        Cost    Value    Yield
---------------------------------  ----------------------------------------------------
U.S. Treasury....................  $ --    $ --        --%     $ 358    $  361     5.65%
Mortgage-backed*.................   529     529      6.89      2,495     2,493     6.81
Other U.S. agencies..............     7       7      7.62        149       152     7.57
State and political**............    80      82      7.83      1,020     1,039     7.43
Other............................   222     223     11.13***     236       237     7.15***
                                   ----------------------------------------------------
  Total..........................  $838    $841      7.08%***  $4,258   $4,282     6.89%***
---------------------------------------------------------------------------------------

 *Variable rate mortgage-backed securities represented 6% of the balance of mortgage-backed securities.
 **Yields on state and political obligations that are not subject to federal income tax have been adjusted to taxable-equivalent using a 35% tax rate. ***Average yield calculations exclude equity securities that have no stated yield.

 14                                                                 U.S. Bancorp

CORPORATE RISK PROFILE

OVERALL RISK PROFILE Managing risk is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit quality, interest rate sensitivity, market and liquidity. Credit quality risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates and equity prices that may result in changes in the values of financial instruments, such as trading account securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers.

CREDIT RISK MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies and uniform underwriting criteria for all loans, including specialized lending categories such as mortgage banking, real estate construction and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain strong reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle-market companies within their regions. The Company utilizes a credit risk rating system intended to measure the credit quality of individual commercial loans. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly.

    In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage, and macroeconomic factors. Generally, the domestic economy has experienced slower growth in 2000. Corporate earnings growth rates have slowed and credit quality indicators among certain industry sectors have deteriorated slightly. Approximately 55 percent of the Company's loan portfolio consists of credit to businesses and consumers in Minnesota, Oregon, Washington and California. Although the financial markets have experienced more volatility in 2000, most economic indicators in the Company's operating regions are similar to or slightly favorable with national trends. According to federal and state government agencies, unemployment rates in Minnesota, Oregon, Washington and California were 3.1 percent, 4.2 percent,
4.9 percent and 4.6 percent, respectively, for the month of December 2000, compared with the national unemployment rate of 4.0 percent. At September 30, 2000, the national residential foreclosure rate was .84 percent, compared with
 .35 percent in Minnesota, .55 percent in Oregon, .61 percent in Washington and .62 percent in California.

    TABLE 12
         NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                2000    1999    1998    1997    1996
----------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................     .74%    .50%    .33%    .68%    .15%
   Real estate:
      Commercial mortgage...................................    (.01)    .01    (.20)   (.20)   (.11)
      Construction..........................................     .14     .01     .11     .16     .08
   Lease financing..........................................     .46     .26     .20     .28     .10
                                                                ------------------------------------
      Total commercial......................................     .50     .34     .18     .41     .08
CONSUMER
   Credit card..............................................    4.29    4.23    4.36    4.11    3.88
   Other....................................................    1.93    1.84    1.45    1.28     .85
                                                                ------------------------------------
      Subtotal..............................................    2.50    2.37    2.14    1.93    1.54
   Residential mortgage.....................................     .15     .10     .17     .12     .08
                                                                ------------------------------------
      Total consumer........................................    2.19    2.07    1.79    1.53    1.16
                                                                ------------------------------------
     Total..................................................    1.01%    .94%    .78%    .84%    .51%
----------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  15

    The Company also engages in nonlending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans. For additional information on interest rate swaps, see "Interest Rate Risk Management."

ANALYSIS OF NET LOAN CHARGE-OFFS Net loan charge-offs increased $102.2 million to $669.9 million in 2000, compared with $567.7 million in 1999 and $434.2 million in 1998. The ratio of total net charge-offs to average loans was 1.01 percent in 2000, compared with .94 percent in 1999 and .78 percent in 1998.

    Commercial loan net charge-offs for 2000 were $233.0 million, compared with $133.5 million in 1999 and $65.2 million in 1998. The increase in commercial loan net charge-offs in 2000 included higher losses on a growing portfolio of small business products, growth in the corporate card portfolio, credit losses related to the acquired leasing businesses and lower levels of recoveries compared with 1999.

    Consumer loan net charge-offs in 2000 were $436.9 million, compared with $434.2 million in 1999 and $369.0 million in 1998. The ratio of consumer net charge-offs to average loans in 2000 was 2.19 percent, up from 2.07 percent in 1999 and 1.79 percent in 1998. The $2.7 million increase in consumer loan net charge-offs in 2000 reflects expected losses associated with consumer portfolio purchases during late 1998, offset by lower losses related to the indirect automobile portfolio.

    The increase in consumer loan net charge-offs of $168.8 million in 1999, relative to 1998, reflects higher overdraft fraud losses in addition to expected losses associated with consumer portfolio purchases. During 1999, the Company modified its charge-off policy to conform with regulatory guidelines for consumer loans. Without the change in policy, total consumer net charge-offs as a percent of average loans outstanding would have been 2.09 percent.

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. Interest payments (currently received on approximately 30 percent of the Company's nonperforming loans) are typically applied against the principal balance and not recorded as income.

    TABLE 13
         NONPERFORMING ASSETS*

                                                                                At December 31
                                                                ----------------------------------------------
(Dollars in Millions)                                            2000       1999      1998      1997      1996
--------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $232.8    $142.5    $154.4    $170.4    $138.4
   Real estate:
      Commercial mortgage...................................      61.3      78.9      35.5      45.4      44.4
      Construction..........................................      27.3      25.3      17.2      14.9      18.8
   Lease financing..........................................      38.1      18.7      11.3       8.7       5.3
                                                                ----------------------------------------------
      Total commercial......................................     359.5     265.4     218.4     239.4     206.9
CONSUMER
   Residential mortgage.....................................      30.3      36.0      46.6      52.1      57.6
   Other....................................................       7.5       8.6      13.9       5.6       4.8
                                                                ----------------------------------------------
      Total consumer........................................      37.8      44.6      60.5      57.7      62.4
                                                                ----------------------------------------------
            Total nonperforming loans.......................     397.3     310.0     278.9     297.1     269.3
OTHER REAL ESTATE...........................................      40.1      20.7      14.3      30.1      43.2
OTHER NONPERFORMING ASSETS..................................      17.5      16.8      11.1      12.3       7.5
                                                                ----------------------------------------------
            Total nonperforming assets......................    $454.9    $347.5    $304.3    $339.5    $320.0
                                                                ----------------------------------------------
Accruing loans 90 days or more past due**...................    $187.1    $125.8    $106.8    $ 93.8    $ 90.6
Nonperforming loans to total loans..........................       .58%      .49%      .47%      .54%      .51%
Nonperforming assets to total loans plus other real
 estate.....................................................       .66       .55       .51       .62       .61
Net interest lost on nonperforming loans....................    $ 30.9    $ 19.7    $ 14.9    $ 17.1    $ 24.8
--------------------------------------------------------------------------------------------------------------

 *Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
**These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

 16                                                                 U.S. Bancorp

    TABLE 14
         DELINQUENT LOAN RATIOS*

                                                                           At December 31
                                                                ------------------------------------
90 days or more past due                                        2000    1999    1998    1997    1996
----------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................     .88%    .57%    .66%    .81%    .74%
   Real estate:
      Commercial mortgage...................................     .62     .84     .44     .57     .55
      Construction..........................................     .61     .59     .56     .67     .91
   Lease financing..........................................     .97     .80     .55     .44     .33
                                                                ------------------------------------
      Total commercial......................................     .81     .65     .60     .72     .68
CONSUMER
   Credit card..............................................    1.24     .96     .74     .69     .88
   Other....................................................     .75     .57     .51     .41     .34
                                                                ------------------------------------
      Subtotal..............................................     .87     .67     .56     .48     .46
   Residential mortgage.....................................    1.44    1.57    1.86    1.58    1.48
                                                                ------------------------------------
      Total consumer........................................     .94     .79     .75     .70     .70
                                                                ------------------------------------
         Total..............................................     .85%    .69%    .65%    .71%    .69%
----------------------------------------------------------------------------------------------------

*Ratios include nonperforming loans and are expressed as a percentage of ending loan balances.

    At December 31, 2000, nonperforming assets totaled $454.9 million, compared with $347.5 million at year-end 1999 and $304.3 million at year-end 1998. The ratio of nonperforming assets to loans plus other real estate was .66 percent at December 31, 2000, compared with .55 percent at year-end 1999 and .51 percent at year-end 1998.

    In 2000, nonperforming commercial loans increased $94.1 million, reflecting stress in agricultural and paper and forestry portfolios. Nonperforming consumer loans declined approximately $6.8 million, primarily related to lower levels of nonperforming residential mortgage loans at year-end. Other real estate increased $19.4 million, which included an agricultural-related credit that was transferred to other real estate in the fourth quarter of 2000.

    Accruing loans 90 days or more past due totaled $187.1 million, compared with $125.8 million at December 31, 1999, and $106.8 million at December 31, 1998. The increase reflected the impact of an acquired small-ticket leasing portfolio, higher consumer delinquencies and the economic business cycle in the commercial portfolio. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Consumer loans 30 days or more past due were 2.84 percent of the total consumer portfolio at December 31, 2000, compared with 2.65 percent and 2.39 percent of the total consumer portfolio at December 31, 1999, and 1998, respectively. Consumer loans 90 days or more past due (including non-performing loans) totaled .94 percent of the total consumer loan portfolio at December 31, 2000, compared with .79 percent of the total consumer loan portfolio at December 31, 1999, and .75 percent at December 31, 1998.

U.S. Bancorp                                                                  17

    TABLE 15
         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

(Dollars in Millions)                                             2000          1999        1998        1997      1996
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of year................................    $  995.4    $1,000.9    $1,008.7    $  992.5    $908.0
CHARGE-OFFS
   Commercial
      Commercial............................................       245.8       184.6       129.7       178.1      84.1
      Real estate:
         Commercial mortgage................................         5.6        10.4         7.5        14.3      17.0
         Construction.......................................         8.3         1.1         4.6         4.3       2.3
      Lease financing.......................................        18.5         8.0         4.5         6.3       2.3
                                                                ------------------------------------------------------
         Total commercial...................................       278.2       204.1       146.3       203.0     105.7
   Consumer
      Credit card...........................................       193.2       188.5       196.8       172.4     150.4
      Other.................................................       309.8       331.5       241.7       194.3     134.3
                                                                ------------------------------------------------------
         Subtotal...........................................       503.0       520.0       438.5       366.7     284.7
      Residential mortgage..................................         4.8         3.6         7.3         6.7       6.8
                                                                ------------------------------------------------------
         Total consumer.....................................       507.8       523.6       445.8       373.4     291.5
                                                                ------------------------------------------------------
            Total...........................................       786.0       727.7       592.1       576.4     397.2
RECOVERIES
   Commercial
      Commercial............................................        30.9        58.2        55.1        37.7      55.4
      Real estate:
         Commercial mortgage................................         6.9         9.6        23.8        30.5      25.7
         Construction.......................................         2.1          .6         1.7          .8       1.0
      Lease financing.......................................         5.3         2.2          .5         1.1        .6
                                                                ------------------------------------------------------
         Total commercial...................................        45.2        70.6        81.1        70.1      82.7
   Consumer
      Credit card...........................................        14.0        18.2        21.4        20.2      16.6
      Other.................................................        55.9        70.3        54.4        35.1      34.0
                                                                ------------------------------------------------------
         Subtotal...........................................        69.9        88.5        75.8        55.3      50.6
      Residential mortgage..................................         1.0          .9         1.0         1.3       2.4
                                                                ------------------------------------------------------
         Total consumer.....................................        70.9        89.4        76.8        56.6      53.0
                                                                ------------------------------------------------------
            Total...........................................       116.1       160.0       157.9       126.7     135.7
NET CHARGE-OFFS
   Commercial
      Commercial............................................       214.9       126.4        74.6       140.4      28.7
      Real estate:
         Commercial mortgage................................        (1.3)         .8       (16.3)      (16.2)     (8.7)
         Construction.......................................         6.2          .5         2.9         3.5       1.3
      Lease financing.......................................        13.2         5.8         4.0         5.2       1.7
                                                                ------------------------------------------------------
         Total commercial...................................       233.0       133.5        65.2       132.9      23.0
   Consumer
      Credit card...........................................       179.2       170.3       175.4       152.2     133.8
      Other.................................................       253.9       261.2       187.3       159.2     100.3
                                                                ------------------------------------------------------
         Subtotal...........................................       433.1       431.5       362.7       311.4     234.1
      Residential mortgage..................................         3.8         2.7         6.3         5.4       4.4
                                                                ------------------------------------------------------
         Total consumer.....................................       436.9       434.2       369.0       316.8     238.5
                                                                ------------------------------------------------------
            Total...........................................       669.9       567.7       434.2       449.7     261.5
Provision charged to operating expense......................       670.0       531.0       379.0       460.3     271.2
Acquisitions and other changes..............................        71.3        31.2        47.4         5.6      74.8
                                                                ------------------------------------------------------
Balance at end of year......................................    $1,066.8    $  995.4    $1,000.9    $1,008.7    $992.5
                                                                ------------------------------------------------------
Allowance as a percentage of:
   Period-end loans.........................................        1.54%       1.58%       1.69%       1.84%     1.90%
   Nonperforming loans......................................         269         321         359         340       369
   Nonperforming assets.....................................         235         286         329         297       310
   Net charge-offs..........................................         159         175         231         224       380
----------------------------------------------------------------------------------------------------------------------

 18                                                                 U.S. Bancorp

ANALYSIS AND DETERMINATION OF ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including regulatory guidance and economic conditions. Management has determined that the allowance for credit losses is adequate.

    At December 31, 2000, the allowance was $1.07 billion, or 1.54 percent of loans. This compares with an allowance of $995.4 million, or 1.58 percent of loans, at year-end 1999, and $1.00 billion, or 1.69 percent of loans, at December 31, 1998. The ratio of the allowance for credit losses to nonperforming loans was 269 percent at December 31, 2000, compared with 321 percent at year-end 1999 and 359 percent at year-end 1998. The ratio of the allowance for credit losses to net charge-offs was 159 percent at December 31, 2000, compared with 175 percent at year-end 1999 and 231 percent at year-end 1998. The Company considers historical charge-off levels in addition to existing conditions and other factors when establishing the allowance for credit losses.

    The recent trend of slower economic growth, financial market volatility and softening of corporate earnings may impact the required level of the allowance for credit losses.

    Management determines the amount of allowance required for certain loan categories based on relative risk characteristics of the loan portfolio. Table 16 shows the amount of the allowance for credit losses by loan category. The allowance recorded for commercial loans is based on a quarterly review of individual loans outstanding and binding commitments to lend, including standby letters of credit. The Company's regular risk rating process is an integral component of the methodology utilized in determining the allowance for credit losses. An analysis of the migration of commercial loans and actual loss experience throughout the business cycle is also conducted quarterly to assess reserves established for credits with similar risk characteristics. An allowance is established for pools of commercial loans based on the risk ratings assigned. The amount is supported by the results of the migration analysis that considers historical loss experience by risk rating, as well as current and historical economic conditions and industry risk factors. The Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established for impaired loans. The allowance established for commercial loan portfolios and impaired commercial loans increased $80.8 million to $431.6 million in 2000. The change reflected growth in the commercial portfolio during 2000, higher levels of non-performing commercial loans, increasing sector risk in the health care industry, continued stress in the paper and forest products sector due to excess capacity and softening domestic demand and the deterioration in credit risk ratings associated with participation in Shared National Credits that experienced stress during the year.

    The allowance recorded for consumer portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous category or group of loans. Based on this information and analysis, an allowance is established approximating a rolling twelve-month estimate of net charge-offs. The allowance recorded for consumer loans declined $4.8 million to $442.2 million in 2000. The decline primarily reflects changes in the mix of consumer loans including an increase in home equity loans that experience lower charge-off ratios, the impact of product mix within co-branded credit card portfolios, lower levels of installment and automobile loans and the seasoning of consumer loan portfolios acquired in late 1998.

    Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans among other factors. For each of these factors, the estimated inherent loss is recorded as unallocated allowance. The Company estimates a range of inherent losses related to the existence of these exposures and for the risk in concentrations to specific borrowers, financings of highly leveraged transactions, products or industries. The estimates are based upon the Company's

U.S. Bancorp                                                                  19

    TABLE 16
         ELEMENTS OF ALLOWANCE FOR CREDIT LOSSES

                                                   Allocation Amount At December 31
                                         ----------------------------------------------------
(Dollars in Millions)                      2000        1999        1998        1997      1996
---------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial........................    $  362.3    $284.4    $  190.7    $  215.1    $222.1
   Real estate
      Commercial mortgage............        35.9      43.3        25.8        29.7      42.4
      Construction...................        17.3      10.9        10.9        15.9      12.5
   Lease financing...................        16.1      12.2        15.2        11.1      10.8
                                         ----------------------------------------------------
      Total commercial...............       431.6     350.8       242.6       271.8     287.8
CONSUMER
   Credit card.......................       155.4     161.1       177.0       137.6     132.1
   Other.............................       280.8     280.4       283.0       206.5     164.9
                                         ----------------------------------------------------
      Subtotal.......................       436.2     441.5       460.0       344.1     297.0
   Residential mortgage..............         6.0       5.5        10.0         8.9       9.9
                                         ----------------------------------------------------
      Total consumer.................       442.2     447.0       470.0       353.0     306.9
                                         ----------------------------------------------------
      Total allocated................       873.8     797.8       712.6       624.8     594.7
      Unallocated portion............       193.0     197.6       288.3       383.9     397.8
                                         ----------------------------------------------------
      Total allowance................    $1,066.8    $995.4    $1,000.9    $1,008.7    $992.5
---------------------------------------------------------------------------------------------

                                       Allocation as a Percent of Loans Outstanding
                                       --------------------------------------------
(Dollars in Millions)                  2000      1999      1998      1997      1996
-----------------------------------------------------------------------------------
COMMERCIAL
   Commercial........................  1.21%     1.07%      .80%     1.01%     1.14%
   Real estate
      Commercial mortgage............   .35       .44       .31       .37       .53
      Construction...................   .39       .25       .36       .67       .59
   Lease financing...................   .39       .51       .67       .55       .58
                                       --------------------------------------------
      Total commercial...............   .89       .82       .65       .80       .91
CONSUMER
   Credit card.......................  3.45      3.74      4.19      3.28      3.64
   Other.............................  2.09      2.17      1.95      1.65      1.34
                                       --------------------------------------------
      Subtotal.......................  2.43      2.56      2.46      2.06      1.87
   Residential mortgage..............   .24       .21       .32       .21       .20
                                       --------------------------------------------
      Total consumer.................  2.17      2.24      2.15      1.69      1.47
                                       --------------------------------------------
      Total allocated................  1.26      1.27      1.21      1.14      1.14
      Unallocated portion............   .28       .31       .49       .70       .76
                                       --------------------------------------------
      Total allowance................  1.54%     1.58%     1.69%     1.84%     1.90%
-----------------------------------------------------------------------------------

evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment on portfolio segments or concentrations. The unallocated allowance decreased slightly to $193.0 million at year-end 2000 from $197.6 million and $288.3 million at December 31, 1999, and 1998, respectively. Although the Company determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts. The Company's methodology includes several factors intended to minimize the differences in estimated and actual losses. These factors allow the Company to adjust its estimate of losses based on the most recent information available. Refer to Note A of the Notes to Consolidated Financial Statements for accounting policies related to the allowance for credit losses.

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

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate near-term (next 24 months) risk due to changes in interest rates. The model, which is updated monthly, incorporates substantially all of the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 1 percent, 2 percent and 3 percent as well as the effect of immediate and sustained flattening or steepening of the yield curve. ALCO also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALCO monthly and are used to guide ALCO's hedging strategies. ALCO guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income to 1.5 percent of forecasted net interest income over the succeeding 12 months and 3 percent of forecasted net interest income over the second 12 months given a 1 percent change in interest rates. At December 31, 2000, forecasted net interest income for the next 12 months would decrease $12 million from an immediate 100 basis point upward parallel shift in rates and increase $7 million from a downward shift of the same magnitude. Forecasted net interest income for the second 12 months would increase $1 million from an immediate 100 basis point upward parallel shift in rates and decrease $25 million from a downward shift of the same magnitude.

 20                                                                 U.S. Bancorp

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

REPRICING MISMATCH ANALYSIS: A traditional gap analysis provides a static measurement of the relationship between the amounts of interest rate sensitive assets and liabilities repricing in a given time period. While the analysis provides a useful snapshot of interest rate risk, it does not capture all aspects of interest rate risk. As a result, ALCO uses the repricing mismatch analysis primarily for managing intermediate-term interest rate risk and has established limits, approved by the Company's Board of Directors, for the 2 to 3 year gap position of 5 percent of assets.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's

    TABLE 17
         INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                           Repricing Maturities
                                      ---------------------------------------------------------------
At December 31, 2000                  Less Than          3-6         6-12          1-5      More Than
(dollars in millions)                  3 Months       Months       Months        Years        5 Years
-----------------------------------------------------------------------------------------------------
Assets
   Loans..........................     $38,948       $ 3,591      $ 4,105      $16,531       $ 5,894
   Available-for-sale
    securities....................         381           174          319        1,790         1,594
   Other earning assets...........       2,249            38           75          535           695
   Nonearning assets..............         622            19          324        1,490         2,230
                                      ---------------------------------------------------------------
      Total assets................     $42,200       $ 3,822      $ 4,823      $20,346       $10,413
                                      ---------------------------------------------------------------
Liabilities and Equity
   Deposits.......................     $23,842       $ 3,095      $ 3,188      $12,917       $10,215
   Other purchased funds..........       2,800            --            1            1             7
   Long-term debt.................      13,479           239          571        2,475         1,802
   Company-obligated mandatorily
      redeemable preferred
      securities of subsidiary
      trusts holding solely the
      junior subordinated
      debentures of the parent
      company.....................          --            --           --           --           950
   Other liabilities..............          39            --          383          192            --
   Equity.........................          --            --           --           --            --
                                      ---------------------------------------------------------------
      Total liabilities and
       equity.....................     $40,160       $ 3,334      $ 4,143      $15,585       $12,974
                                      ---------------------------------------------------------------
Effect of off-balance sheet
 hedging instruments
   Receiving fixed................     $   328       $   348      $   451      $ 4,116       $ 1,375
   Receiving floating.............       1,500            --           --           --            --
   Paying fixed...................          --            --         (500)          --            --
   Paying floating................      (7,618)           --           --           --            --
                                      ---------------------------------------------------------------
      Total effect of off-balance
         sheet hedging
         instruments..............     $(5,790)      $   348      $   (49)     $ 4,116       $ 1,375
                                      ---------------------------------------------------------------
Repricing gap.....................     $(3,750)      $   836      $   631      $ 8,877       $(1,186)
Cumulative repricing gap..........      (3,750)       (2,914)      (2,283)       6,594         5,408
-----------------------------------------------------------------------------------------------------

                                     Repricing Maturities
                                    ----------------------
At December 31, 2000                 Non-Rate
(dollars in millions)               Sensitive        Total
----------------------------------
Assets
   Loans..........................   $    22       $69,091
   Available-for-sale
    securities....................        24         4,282
   Other earning assets...........        --         3,592
   Nonearning assets..............     5,686        10,371
                                    ----------------------
      Total assets................   $ 5,732       $87,336
                                    ----------------------
Liabilities and Equity
   Deposits.......................   $    --       $53,257
   Other purchased funds..........        --         2,809
   Long-term debt.................        --        18,566
   Company-obligated mandatorily
      redeemable preferred
      securities of subsidiary
      trusts holding solely the
      junior subordinated
      debentures of the parent
      company.....................        --           950
   Other liabilities..............     2,500         3,114
   Equity.........................     8,640         8,640
                                    ----------------------
      Total liabilities and
       equity.....................   $11,140       $87,336
                                    ----------------------
Effect of off-balance sheet
 hedging instruments
   Receiving fixed................   $    --       $ 6,618
   Receiving floating.............        --         1,500
   Paying fixed...................        --          (500)
   Paying floating................        --        (7,618)
                                    ----------------------
      Total effect of off-balance
         sheet hedging
         instruments..............   $    --       $    --
                                    ----------------------
Repricing gap.....................   $(5,408)      $    --
Cumulative repricing gap..........        --            --
----------------------------------------------------------

This table estimates the repricing maturities of the Company's assets, liabilities and hedging instruments based upon the Company's assessment of the repricing characteristics of contractual and non-contractual instruments. Non-contractual deposit liabilities are allocated among the various maturity categories as follows: approximately 30 percent of regular savings, 20 percent of interest-bearing checking, 40 percent of non-indexed money market checking and 50 percent of money market savings balances are reflected in the Less Than 3 Months category, with 67 percent of the remainder placed in the 1-5 Years category and 33 percent in the More Than 5 Years category. Approximately 57 percent of demand deposits and related nonearning asset accounts is allocated in the More Than 5 Years category, 34 percent is allocated in the 1-5 Years category with the remaining allocated in the Less Than 3 Months category.

U.S. Bancorp                                                                  21

    TABLE 18
         INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At December 31, 2000 (Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Weighted            Weighted
                                                                                        Average             Average
                                                                   Notional       Interest Rate       Interest Rate
Maturity Date                                                        Amount            Received                Paid
-------------------------------------------------------------------------------------------------------------------
2001........................................................        $  790            6.69%               6.88%
2002........................................................           544            6.22                6.74
2003........................................................         1,674            6.02                6.69
2004........................................................         1,475            6.60                6.72
2005........................................................           700            6.48                6.69
Thereafter..................................................         1,935            6.41                6.73
                                                                    ------
Total.......................................................        $7,118            6.38%               6.73%
-------------------------------------------------------------------------------------------------------------------

*At December 31, 2000, the Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio. In addition, the Company had $1.0 billion in basis swaps maturing in 2002.

interest rate risk over various time intervals. The Company manages its interest rate risk by entering into off-balance sheet transactions, primarily receive-fixed interest rate swaps and, to a lesser degree, basis swaps and interest rate caps and floors.

    In 2000, the Company executed $770.0 million of new interest rate swaps to reduce its interest rate risk. This was largely offset by $674.0 million of swap terminations and $55.0 million of interest rate swap maturities. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of December 31, 2000, the Company received and made payments on $7.1 billion notional amount of interest rate swaps. These swaps had a weighted average interest rate received of 6.38 percent and a weighted average interest rate paid of 6.73 percent. The remaining maturity of these swaps ranges from 3 months to 14.6 years with an average remaining maturity of 4.3 years. In 2000, swaps decreased net interest income by $17.1 million, and in 1999 and 1998, swaps increased net income by $60.7 million and $37.9 million, respectively.

    The Company also purchases interest rate caps and floors and executes basis swaps to minimize the impact of fluctuating interest rates on earnings. To hedge against rising interest rates, the Company may use interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at December 31, 2000. To hedge against falling interest rates, the Company uses interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of December 31, 2000, all of which were LIBOR-indexed, was $500 million. Basis swaps help the Company manage the monthly interest income at risk within each year. At December 31, 2000, the notional amount of the Company's basis swaps totaled $1.0 billion. The impact of basis swaps and interest rate caps and floors on net interest income was not significant in 2000, 1999 and 1998. See Note A of the Notes to Consolidated Financial Statements for the Company's accounting policy related to these types of transactions.

MARKET RISK MANAGEMENT Market risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and assumes a ninety-ninth percentile adverse move in the underlying markets. Market risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at December 31, 2000. The estimate of market risk in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange, as estimated by the VaR analysis, was $15 million at December 31, 2000.

    In addition to the VaR analysis, the Company imposes stop loss limits and position limits. A stress-test model is used to provide management with perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

LIQUIDITY RISK MANAGEMENT The objective of liquidity risk management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. ALCO is responsible for structuring the balance sheet to meet these needs. It regularly reviews current and forecasted funding needs as well as market

 22                                                                 U.S. Bancorp
conditions for issuing debt to wholesale investors. Based on this information, ALCO supervises wholesale funding activity as well as the maintenance of contingent funding sources. A majority of the Company's funding comes from customer deposits within its operating region.

    The Company's ability to raise negotiated funding at competitive prices is influenced by rating agencies' views of the Company's credit quality, liquidity, capital and earnings. As of December 31, 2000, Moody's Investors Services, Standard & Poors, Inc. and Fitch rated the Company's senior debt as "A1," "A" and "A+," respectively. The debt ratings reflect the agencies' recognition of the strong, consistent financial performance of the Company and quality of the balance sheet.

    At the parent company, funding primarily consists of long-term debt and equity. At December 31, 2000, parent company long-term debt outstanding was $5.1 billion, compared with $3.8 billion at December 31, 1999. The parent company issued $1.8 billion of medium-term notes during 2000, which was partially offset by $518.2 million of debt maturities and other repayments.

    Total parent company debt maturing in 2001 is $870.0 million. These debt obligations are expected to be met through medium-term note issuances, as well as from the approximately $1.4 billion of parent company cash and cash equivalents at December 31, 2000. It is the Company's practice to maintain liquid assets at the parent company sufficient to fund its operating cash needs and prefund debt maturities for the next twelve months.

CAPITAL MANAGEMENT

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. At December 31, 2000, tangible common equity (common equity less goodwill) was $5.9 billion, or
7.0 percent of assets, compared with 6.5 percent at year-end 1999 and 6.0 percent at year-end 1998. The tier 1 capital ratio was 7.1 percent at December 31, 2000, compared with 6.8 percent at December 31, 1999, and 6.4 percent at December 31, 1998. The total risk-based capital ratio was 10.9 percent at December 31, 2000, compared with 11.1 percent at December 31, 1999, and 10.9 percent at December 31, 1998. The leverage ratio was 7.6 percent at December 31, 2000, compared with 7.4 percent and 6.8 percent at December 31, 1999, and December 31, 1998, respectively.

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

    On June 8, 1998, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock through March 31, 2000. On February 16, 2000, the Company's Board of Directors replaced the authorization with a new authorization to repurchase up to $2.5 billion of the Company's stock through March 31, 2002. The purpose of these share repurchase programs was to ensure that appropriate capital levels are maintained. Shares acquired under the programs may be used for: 1) dividend reinvestment programs; 2) employee stock purchase and option programs; and 3) business acquisitions. The shares were repurchased in the open market or through negotiated transactions. The Company repurchased 20.2 million shares for $432.2 million in 2000 and 16.6 million shares for $560.8 million in 1999. The share repurchase program was rescinded on January 17, 2001, in anticipation of the Company's merger with Firstar Corporation.

    TABLE 19
         CAPITAL RATIOS

At December 31 (Dollars in Millions)                             2000         1999        1998
----------------------------------------------------------------------------------------------
Tangible common equity*.....................................    $5,887      $5,134      $4,465
   As a percent of assets...................................       7.0%        6.5%        6.0%

Tier 1 capital..............................................    $6,322      $5,631      $4,917
   As a percent of risk-adjusted assets.....................       7.1%        6.8%        6.4%

Total risk-based capital....................................    $9,772      $9,281      $8,343
   As a percent of risk-adjusted assets.....................      10.9%       11.1%       10.9%

Leverage ratio..............................................       7.6         7.4         6.8
----------------------------------------------------------------------------------------------

*Defined as common equity less goodwill.

U.S. Bancorp                                                                  23

    TABLE 20
         SUBSIDIARY CAPITAL RATIOS

                                                                            At December 31, 2000
                                                                ---------------------------------------------
                                                                                 Total
                                                                  Tier 1    Risk-based                  Total
(Dollars in Millions)                                            Capital       Capital    Leverage     Assets
-------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL REQUIREMENTS
Minimum.....................................................         4.0%         8.0%         3.0%
Well-Capitalized............................................         6.0         10.0          5.0

SIGNIFICANT BANK SUBSIDIARIES
U.S. Bank National Association..............................         7.3         11.2          7.9    $82,023
U.S. Bank National Association ND...........................        10.3         15.6         10.2      2,474
U.S. Bank National Association MT...........................        14.9         17.6         12.0      1,097
-------------------------------------------------------------------------------------------------------------

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

DIVIDENDS During 2000, total dividends on common stock were $644.7 million compared with $573.1 million in 1999 and $516.4 million in 1998. The Company has raised its quarterly dividend rate in each of the past five years. On a per share basis, dividends paid to common shareholders totaled $.86 in 2000, $.78 in 1999 and $.70 in 1998. On February 27, 2001, the Board of Directors set the quarterly dividend rate for the common stock of the combined company resulting from the merger of U.S. Bancorp with Firstar Corporation at $.1875 per share. In the merger, holders of shares of U.S. Bancorp common stock received 1.265 shares of the combined company common stock for each share of U.S. Bancorp common stock they held.

    The Company's primary funding sources for common stock dividends are dividends received from its bank and nonbank subsidiaries. Payment of dividends to the Company by its depository subsidiaries is subject to ongoing review by banking regulators and to various statutory limitations. For further information, see Note U of the Notes to Consolidated Financial Statements.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 as of January 1, 2001. The balance sheet impact for the adoption of SFAS 133 included: a $37.5 million increase to other assets for the fair value of interest rate swaps designated as fair value hedges of fixed-rate debt and certificates of deposit with a corresponding increase to the related hedged liabilities, a $12.1 million increase to other assets and a $4.1 million increase in other liabilities for the fair value of interest rate swaps designated as cash flow hedges of floating rate commercial loans and debt with a corresponding net increase of $8.0 million to other comprehensive income and deferred tax liabilities. The cumulative-effect adjustment recorded on the income statement was not material.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," established accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interests retained. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures required for financial statements were effective for fiscal years ending after December 15, 2000.
 24                                                                 U.S. Bancorp

    TABLE 21
         FOURTH QUARTER SUMMARY

                                                                   Three Months Ended
                                                                       December 31
                                                                  ---------------------
(Dollars in Millions, Except Per Share Data)                       2000            1999
---------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis)..............      $915.7         $841.0
Provision for credit losses.................................       180.0          146.0
                                                                  ---------------------
   Net interest income after provision for credit losses....       735.7          695.0
Available-for-sale securities gains.........................         6.0            2.1
Other noninterest income....................................       828.3          761.8
Merger-related charges......................................        17.5           27.7
Other noninterest expense...................................       888.2          843.4
                                                                  ---------------------
   Income before income taxes...............................       664.3          587.8
Taxable-equivalent adjustment...............................        17.6           10.3
Income taxes................................................       228.1          208.5
                                                                  ---------------------
   Net income...............................................      $418.6         $369.0
                                                                  ---------------------

FINANCIAL RATIOS
Return on average assets....................................        1.92%          1.86%
Return on average common equity.............................        19.8           20.4
Net interest margin (taxable-equivalent basis)..............        4.73           4.80
Efficiency ratio............................................        51.9           54.3

PER COMMON SHARE
Earnings per share..........................................      $  .56         $  .50
Diluted earnings per share..................................         .56            .50
Dividends paid..............................................        .215           .195

SELECTED FINANCIAL RATIOS BEFORE MERGER-RELATED CHARGES
Return on average assets....................................        1.97%          1.94%
Return on average common equity.............................        20.3           21.4
Efficiency ratio............................................        50.9           52.6
Banking efficiency ratio*...................................        41.4           44.7
---------------------------------------------------------------------------------------

*Without investment banking and brokerage activity.

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

FOURTH QUARTER SUMMARY

In the fourth quarter of 2000, the Company had net income of $418.6 million ($.56 per diluted share), compared with $369.0 million ($.50 per diluted share) in the fourth quarter of 1999, including merger-related charges. The Company also reported operating earnings of $429.9 million ($.57 per diluted share) in the fourth quarter of 2000, compared with operating net income of $386.4 million ($.52 per diluted share) in the fourth quarter of 1999. Fourth quarter net interest income on a taxable-equivalent basis increased $74.7 million to $915.7 million, compared with fourth quarter of 1999, primarily reflecting increased earning assets driven by core commercial, home equity and second mortgage loan growth and bank acquisitions partially offset by a reduction in indirect auto and residential mortgage loans. The net interest margin on a taxable-equivalent basis decreased in the fourth quarter of 2000 to 4.73 percent, compared with
4.80 percent in the fourth quarter of 1999, as lagging deposit growth relative to the growth in total earning assets has increased the Company's incremental cost of funding.

U.S. Bancorp                                                                  25

    The provision for credit losses increased to $180.0 million in the fourth quarter of 2000, compared with $146.0 million in the fourth quarter of 1999. Noninterest income increased $70.4 million from the same quarter a year ago, to $834.3 million. Credit card fee revenue was higher quarter over quarter by $27.5 million, or 17 percent, reflecting continued growth in corporate and retail card product fees, merchant and ATM processing-related revenue. Investment banking revenue, investment products fees and commissions and trading account profits and commissions in the fourth quarter of 2000 grew in total by $9.6 million, or 4 percent, over the same period of 1999 due primarily to market-related activity at U.S. Bancorp Piper Jaffray. Other income increased by $34.7 million, or 28 percent, over the fourth quarter of 1999, primarily reflecting the impact of acquisitions, U.S. Bancorp Piper Jaffray managed account fees, the timing of loan sales, and a gain from the sale of an office building located in Minneapolis.

    Fourth quarter noninterest expense, before merger-related charges, totaled $888.2 million, an increase of $44.8 million, or 5 percent, from the fourth quarter of 1999. Excluding the impact of acquisitions and divestitures, noninterest expense, before merger-related charges, in the fourth quarter of 2000 would have been approximately 2 percent higher than the fourth quarter of 1999. The increase in expense over the fourth quarter of 1999 was primarily the result of acquisitions and investment banking and brokerage activity. In addition to ongoing investments in Internet-related products and services, the fourth quarter of 2000 included approximately $2.3 million of incremental spending on Internet infrastructure-related initiatives.

 26                                                                 U.S. Bancorp

CONSOLIDATED  BALANCE  SHEET

At December 31 (Dollars in Millions)                               2000          1999
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.....................................    $ 4,142       $ 4,036
Federal funds sold..........................................        108           713
Securities purchased under agreements to resell.............        349           324
Trading account securities..................................        753           617
Available-for-sale securities...............................      4,282         4,871
Loans.......................................................     69,091        62,885
   Less allowance for credit losses.........................      1,067           995
                                                                ---------------------
   Net loans................................................     68,024        61,890
Premises and equipment......................................        857           862
Interest receivable.........................................        525           433
Customers' liability on acceptances.........................        163           152
Goodwill and other intangible assets........................      3,296         3,066
Other assets................................................      4,837         4,566
                                                                ---------------------
      Total assets..........................................    $87,336       $81,530
                                                                ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................    $15,653       $16,050
   Interest-bearing.........................................     31,176        29,671
   Time certificates of deposit greater than $100,000.......      6,428         5,809
                                                                ---------------------
      Total deposits........................................     53,257        51,530
Federal funds purchased.....................................        978           297
Securities sold under agreements to repurchase..............        965         1,235
Other short-term funds borrowed.............................        866           724
Long-term debt..............................................     18,566        16,563
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............        950           950
Acceptances outstanding.....................................        163           152
Other liabilities...........................................      2,951         2,441
                                                                ---------------------
      Total liabilities.....................................     78,696        73,892
Shareholders' equity
   Common stock, par value $1.25 a share -- authorized
     1,500,000,000 shares; issued: 2000 -- 758,194,161
     shares; 1999 -- 754,368,668 shares.....................        948           943
   Capital surplus..........................................      1,473         1,399
   Retained earnings........................................      6,336         5,389
   Accumulated other comprehensive income...................         15           (62)
   Less cost of common stock in treasury: 2000 -- 6,134,300
    shares; 1999 -- 1,038,456 shares........................       (132)          (31)
                                                                ---------------------
      Total shareholders' equity............................      8,640         7,638
                                                                ---------------------
      Total liabilities and shareholders' equity............    $87,336       $81,530
-------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  27

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31 (Dollars in Millions, Except Per Share Data)        2000        1999        1998
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans..........................................................        $6,162.0    $5,208.6    $4,921.8
Securities
   Taxable.....................................................           230.3       250.6       303.6
   Exempt from federal income taxes............................            54.4        57.3        62.8
Other interest income..........................................           260.4       160.2       119.2
                                                                       --------------------------------
      Total interest income....................................         6,707.1     5,676.7     5,407.4
INTEREST EXPENSE
Deposits.......................................................         1,667.9     1,291.2     1,391.0
Federal funds purchased and repurchase agreements..............           177.4       164.2       153.6
Other short-term funds borrowed................................            56.2        49.9        59.1
Long-term debt.................................................         1,257.0       833.4       672.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated
 debentures of the parent company..............................            77.3        77.3        70.4
                                                                       --------------------------------
      Total interest expense...................................         3,235.8     2,416.0     2,346.8
                                                                       --------------------------------
Net interest income............................................         3,471.3     3,260.7     3,060.6
Provision for credit losses....................................           670.0       531.0       379.0
                                                                       --------------------------------
Net interest income after provision for credit losses..........         2,801.3     2,729.7     2,681.6
NONINTEREST INCOME
Credit card fee revenue........................................           723.2       603.1       574.8
Trust and investment management fees...........................           473.9       459.7       413.0
Service charges on deposit accounts............................           469.3       434.6       406.0
Investment products fees and commissions.......................           359.1       347.7       229.7
Investment banking revenue.....................................           356.3       245.4       100.4
Trading account profits and commissions........................           252.5       215.9       118.1
Available-for-sale securities gains (losses)...................             7.0        (1.3)       12.6
Other..........................................................           617.1       453.6       402.0
                                                                       --------------------------------
      Total noninterest income.................................         3,258.4     2,758.7     2,256.6
NONINTEREST EXPENSE
Salaries.......................................................         1,677.0     1,460.9     1,210.9
Employee benefits..............................................           279.0       248.4       222.3
Net occupancy..................................................           236.9       204.6       187.4
Furniture and equipment........................................           167.4       160.1       153.4
Goodwill and other intangible assets...........................           235.5       165.6       143.7
Merger-related charges.........................................            61.3        62.4       216.5
Other..........................................................           941.3       824.9       710.1
                                                                       --------------------------------
      Total noninterest expense................................         3,598.4     3,126.9     2,844.3
                                                                       --------------------------------
Income before income taxes.....................................         2,461.3     2,361.5     2,093.9
Applicable income taxes........................................           869.3       855.0       766.5
                                                                       --------------------------------
Net income.....................................................        $1,592.0    $1,506.5    $1,327.4
                                                                       --------------------------------
Earnings per share.............................................        $   2.14    $   2.07    $   1.81
Diluted earnings per share.....................................        $   2.13    $   2.06    $   1.78
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

 28                                                                 U.S. Bancorp

CONSOLIDATED  STATEMENT  OF SHAREHOLDERS'  EQUITY

                                                                                         Accumulated
                                                                                               Other
Year Ended December 31              Common Shares    Common     Capital    Retained    Comprehensive    Treasury
(Dollars in Millions)                Outstanding*     Stock     Surplus    Earnings           Income     Stock**       Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997.......     739,933,014     $924.9    $1,261.1    $3,644.8        $ 59.3       $     --    $5,890.1
Common dividends declared.......                                             (516.4)                                  (516.4)
Purchase of treasury stock......     (24,658,162)                                                         (964.0)     (964.0)
Issuance of common stock
   Dividend reinvestment........         574,168         .3         8.9                                     12.7        21.9
   Stock option and stock
      purchase plans............       9,912,698        5.8       (22.8)                                   215.5       198.5
                                    ----------------------------------------------------------------------------------------
                                     725,761,718      931.0     1,247.2     3,128.4          59.3         (735.8)    4,630.1
Comprehensive income
Net income......................                                            1,327.4                                  1,327.4
Other comprehensive income
   Unrealized gains on
      securities of $23.6 (net
      of $14.0 tax expense) net
      of reclassification
      adjustment for gains
      included in net income of
      $11.1 (net of $6.4 tax
      expense)..................                                                             12.5                       12.5
                                                                                                                    --------
         Total comprehensive
          income................                                                                                     1,339.9
                                    ----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998.......     725,761,718     $931.0    $1,247.2    $4,455.8        $ 71.8       $ (735.8)   $5,970.0
----------------------------------------------------------------------------------------------------------------------------
Common dividends declared.......                                             (573.1)                                  (573.1)
Purchase of treasury stock......     (16,644,892)                                                         (560.8)     (560.8)
Issuance of common stock
   Acquisitions.................      37,798,319       11.6       233.6                                  1,030.3     1,275.5
   Dividend reinvestment........         800,809                   (5.6)                                    29.1        23.5
   Stock option and stock
      purchase plans............       5,614,258         .4       (76.4)                                   205.7       129.7
                                    ----------------------------------------------------------------------------------------
                                     753,330,212      943.0     1,398.8     3,882.7          71.8          (31.5)    6,264.8
Comprehensive income
Net income......................                                            1,506.5                                  1,506.5
Other comprehensive income
   Unrealized losses on
      securities of $134.2 (net
      of $82.3 tax benefit) net
      of reclassification
      adjustment for losses
      included in net income of
      $.6 (net of $.3 tax
      benefit)..................                                                           (133.6)                    (133.6)
                                                                                                                    --------
         Total comprehensive
          income................                                                                                     1,372.9
                                    ----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999.......     753,330,212     $943.0    $1,398.8    $5,389.2        $(61.8)      $  (31.5)   $7,637.7
----------------------------------------------------------------------------------------------------------------------------
Common dividends declared.......                                             (644.7)                                  (644.7)
Purchase of treasury stock......     (20,248,002)                                                         (432.2)     (432.2)
Issuance of common stock
   Acquisitions.................      14,405,249        4.0        47.6                                    246.0       297.6
   Dividend reinvestment........         900,792                    (.3)                                    19.2        18.9
   Stock option and stock
      purchase plans............       3,671,610         .7        27.0                                     66.1        93.8
                                    ----------------------------------------------------------------------------------------
                                     752,059,861      947.7     1,473.1     4,744.5         (61.8)        (132.4)    6,971.1
Comprehensive income
Net income......................                                            1,592.0                                  1,592.0
Other comprehensive income
   Unrealized gains on
      securities of $101.9 (net
      of $62.6 tax expense) net
      of reclassification
      adjustment for gains
      included in net income of
      $25.1 (net of $15.4 tax
      expense)..................                                                             76.8                       76.8
   Foreign currency translation
      adjustments...............                                                              (.3)                       (.3)
                                                                                                                    --------
         Total comprehensive
          income................                                                                                     1,668.5
                                    ----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000.......     752,059,861     $947.7    $1,473.1    $6,336.5        $ 14.7       $ (132.4)   $8,639.6
----------------------------------------------------------------------------------------------------------------------------

 *Defined as total common shares less common stock held in treasury. **Ending treasury shares were 6,134,300 at December 31, 2000; 1,038,456 at
  December 31, 1999; and 19,036,139 at December 31, 1998.

See Notes to Consolidated Financial Statements.
U.S. Bancorp                                                                  29

CONSOLIDATED  STATEMENT  OF CASH  FLOWS

Year Ended December 31 (Dollars in Millions)                         2000         1999         1998
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................    $ 1,592.0    $ 1,506.5    $ 1,327.4
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for credit losses..............................        670.0        531.0        379.0
   Depreciation and amortization of premises and
    equipment...............................................        151.8        142.5        130.4
   Provision for deferred income taxes......................         44.6         55.7         25.9
   Amortization of goodwill and other intangible assets.....        235.5        165.6        143.7
   Changes in operating assets and liabilities, excluding
    the effects of purchase acquisitions:
      Increase in trading account securities................       (135.6)       (64.8)      (141.1)
      (Increase) decrease in loans held for sale............       (116.2)       294.8         13.4
      Decrease (increase) in accrued receivables............          2.9       (208.2)      (160.7)
      Decrease (increase) in prepaid expenses...............        102.9         75.6        (59.7)
      Increase in accrued liabilities.......................        314.6        114.9         20.3
   Other -- net.............................................       (279.4)        72.7       (306.1)
                                                                -----------------------------------
         Net cash provided by operating activities..........      2,583.1      2,686.3      1,372.5
INVESTING ACTIVITIES
Net cash (used) provided by:
   Loans outstanding........................................     (4,957.1)    (3,950.3)    (3,021.1)
   Securities purchased under agreements to resell..........        (25.3)       136.6        224.2
Available-for-sale securities
   Sales....................................................        624.2      1,000.7        226.4
   Maturities...............................................        690.8      1,403.6      1,755.4
   Purchases................................................       (324.9)    (1,773.0)      (603.5)
Proceeds from sales of other real estate....................         25.8         33.2         46.3
Proceeds from sales of premises and equipment...............        193.9         40.0         44.1
Purchases of premises and equipment.........................       (221.0)      (134.0)      (155.8)
Sales of loans..............................................        616.9      1,720.9          4.9
Purchases of loans..........................................       (658.1)      (254.6)    (1,575.7)
Divestitures of branches....................................           --       (352.0)          --
Acquisitions, net of cash received..........................       (296.0)      (220.5)      (780.2)
Cash and cash equivalents of acquired subsidiaries..........         63.5        462.4           --
Other -- net................................................       (234.9)      (834.5)       (70.2)
                                                                -----------------------------------
         Net cash used by investing activities..............     (4,502.2)    (2,721.5)    (3,905.2)
FINANCING ACTIVITIES
Net cash provided (used) by:
   Deposits.................................................        656.4       (736.6)       668.4
   Federal funds purchased and securities sold under
    agreements to repurchase................................       (157.5)    (1,150.2)       321.8
   Short-term borrowings....................................        137.2         33.9       (909.1)
Proceeds from long-term debt................................      5,563.9      5,815.1      6,427.5
Principal payments on long-term debt........................     (3,815.5)    (3,052.8)    (3,011.6)
Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding solely
   the junior subordinated debentures of the parent
   company..................................................           --           --        350.0
Proceeds from dividend reinvestment, stock option and stock
 purchase plans.............................................        112.7        153.2        220.4
Repurchase of common stock..................................       (432.2)      (560.8)      (964.0)
Cash dividends..............................................       (644.7)      (573.1)      (516.4)
                                                                -----------------------------------
         Net cash provided (used) by financing activities...      1,420.3        (71.3)     2,587.0
                                                                -----------------------------------
         Change in cash and cash equivalents................       (498.8)      (106.5)        54.3
Cash and cash equivalents at beginning of year..............      4,748.8      4,855.3      4,801.0
                                                                -----------------------------------
         Cash and cash equivalents at end of year...........    $ 4,250.0    $ 4,748.8    $ 4,855.3
---------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

 30                                                                 U.S. Bancorp

NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS

             NOTE A
            SIGNIFICANT ACCOUNTING POLICIES

U.S. Bancorp (the "Company") is a financial services holding company offering a full range of financial services through banking offices in 16 states including Minnesota, Oregon, Washington, Colorado, California, Idaho, Nebraska, North Dakota, Nevada, South Dakota, Montana, Iowa, Illinois, Utah, Wisconsin and Wyoming. The Company also engages in credit card and merchant processing, insurance, trust and investment management, brokerage, leasing and investment banking activities principally in domestic markets.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidation eliminates all significant intercompany accounts and transactions. Certain items in prior periods have been reclassified to conform to the current presentation.

USES OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual experience could differ from those estimates.

BUSINESS SEGMENTS

Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. The Company has four reportable operating segments:

    Wholesale Banking includes lending, treasury management, corporate trust, and other financial services to middle-market, large corporate and public sector clients.

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

SEGMENT RESULTS Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. For detail of these methodologies see "Basis for Financial Presentation" on page 4. Table 2 "Line of Business Financial Performance" on pages 4 through 7 provides details of segment results. This information is incorporated by reference into these Notes to the Consolidated Financial Statements.

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

U.S. Bancorp                                                                  31

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

    The Company determines the amount of the allowance required for certain sectors based on relative risk characteristics of the loan portfolio and other financial instruments with credit exposure. The allowance recorded for commercial loans is based on quarterly reviews of individual loans outstanding and binding commitments to lend and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for consumer portfolios is based on an analysis of product mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogenous category or group of loans. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS AND CONTRACTS The Company uses interest rate swaps and contracts (forwards, options, caps and floors) to manage its interest rate risk and as a financial intermediary. The Company does not enter into these contracts for speculative purposes. The Company utilizes simulation modeling and analysis of repricing mismatches to identify exposure to changes in interest rates and assess the effectiveness of interest rate swaps and contracts in reducing that risk. Interest rate swaps and contracts are designated as hedges of assets or liabilities and the Company evaluates hedge effectiveness of the derivative instruments relative to the underlying hedged item on a regular basis. Income or expense on swaps and contracts designated as hedges of assets or liabilities is recorded as an adjustment to interest income or expense. If the swap or contract is terminated, the gain or loss is deferred and amortized over the shorter of the remaining life of the swap or the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with the gain or loss from the disposition.

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

 32                                                                 U.S. Bancorp

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

             NOTE B
            ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an Amendment to FASB Statement No. 133," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 as of January 1, 2001. The balance sheet impact for the adoption of SFAS 133 included: a $37.5 million increase to other assets for the fair value of interest rate swaps designated as fair value hedges of fixed rate debt and certificates of deposit with a corresponding increase to the related hedged liabilities, a $12.1 million increase to other assets and a $4.1 million increase in other liabilities for the fair value of interest rate swaps designated as cash flow hedges of floating rate commercial loans and debt with a corresponding net increase of $8.0 million to other comprehensive income and deferred tax liabilities. The cumulative-effect adjustment recorded on the income statement was not material.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," established accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interests retained. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures required for financial statements were effective for fiscal years ending after December 15, 2000.

U.S. Bancorp                                                                  33

     NOTE C
        BUSINESS COMBINATIONS AND DIVESTITURES

FIRSTAR CORPORATION On October 4, 2000, the Company announced that it had signed a definitive agreement to be acquired by Firstar Corporation of Milwaukee, Wisconsin in a tax-free exchange of shares. U.S. Bancorp shareholders will receive 1.265 shares of the combined company stock for every share of U.S. Bancorp stock. The transaction closed on February 27, 2001 and was accounted for as a pooling-of-interests.

Separate results of operations for the periods prior to the merger as originally reported and on a combined proforma basis were as follows:

(Dollars in Millions)                                                2000               1999           1998
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME*
   Firstar Corporation......................................       $ 2,744.1       $ 2,697.4       $2,595.6
   U.S. Bancorp.............................................         3,540.8         3,302.7        3,111.9
                                                                   ----------------------------------------
      Proforma combined.....................................       $ 6,284.9       $ 6,000.1       $5,707.5
                                                                   ----------------------------------------
TOTAL REVENUE*
   Firstar Corporation......................................       $ 4,250.3       $ 4,100.0       $3,960.9
   U.S. Bancorp.............................................         6,799.2         6,061.4        5,368.5
                                                                   ----------------------------------------
      Proforma combined                                            $11,049.5       $10,161.4       $9,329.4
                                                                   ----------------------------------------
NET INCOME
   Firstar Corporation......................................       $ 1,283.6       $   875.3       $  805.5
   U.S. Bancorp.............................................         1,592.0         1,506.5        1,327.4
                                                                   ----------------------------------------
      Proforma combined                                            $ 2,875.6       $ 2,381.8       $2,132.9
                                                                   ----------------------------------------
EARNINGS PER COMMON SHARE
   Firstar Corporation......................................       $    1.33       $     .89       $    .83
   U.S. Bancorp.............................................       $    2.14       $    2.07       $   1.81
      Proforma combined.....................................       $    1.51       $    1.25       $   1.12
DILUTED EARNINGS PER COMMON SHARE
   Firstar Corporation......................................       $    1.32       $     .87       $    .81
   U.S. Bancorp.............................................       $    2.13       $    2.06       $   1.78
      Proforma combined.....................................       $    1.50       $    1.23       $   1.10
-----------------------------------------------------------------------------------------------------------

*Net interest income and total revenue were stated on a taxable-equivalent basis.

ACQUISITIONS During the past three years, the Company has completed several strategic acquisitions to enhance its presence in certain growth markets and businesses. The acquisitions of Scripps Financial Corporation, Peninsula Bank of San Diego and Western Bancorp added 52 branches in southern California including Los Angeles, Orange and San Diego counties. The acquisitions of Bank of Commerce, Oliver-Allen Corporation and Lyon Financial Services, Inc., expanded the Company's SBA lending and leasing capabilities. Additionally, the Payment Systems business line completed strategic acquisitions of Voyager Fleet Systems Inc. and the Mellon Network Services' Electronic Fund Transfer Processing unit in 1999 intended to enhance its payment processing capabilities.

The following table summarizes acquisitions by the Company completed during the past three years:

                                                                                  Goodwill &
                                                                                 Intangibles                           Accounting
(Dollars in Millions)                     Date       Assets       Deposits          Recorded       Shares Issued           Method
---------------------------------------------------------------------------------------------------------------------------------
Scripps Financial Corporation.......  10/13/00       $  650       $   618          $   113           7,435,591          Purchase
Lyon Financial Services, Inc........   9/28/00        1,289            --              124                  --          Purchase
Oliver-Allen Corporation............    4/7/00          280            --               34           2,642,708          Purchase
Peninsula Bank......................   1/14/00          491           452               71           4,041,568          Purchase
Western Bancorp.....................  11/15/99        2,508         2,105              773          27,768,465          Purchase
Voyager Fleet Systems, Inc..........   9/13/99           43            --               25                  --          Purchase
Bank of Commerce....................   7/15/99          638           529              269           9,287,960          Purchase
Mellon Network Services' Electronic
   Funds Transfer Processing Unit...   6/30/99           --            --               78                  --          Purchase
Libra Investments, Inc..............    1/4/99           33            --                4           1,027,276          Purchase
Northwest Bancshares, Inc...........  12/15/98          377           344               90                  --          Purchase
Piper Jaffray Companies, Inc........    5/1/98        1,272            --              555                  --          Purchase
---------------------------------------------------------------------------------------------------------------------------------

DIVESTITURES On September 24, 1999, the Company completed the sale of 28 branches in Kansas and Iowa representing $364 million of deposits. On September 23, 1999, the Company sold $1.8 billion of indirect automobile loans and is in the process of exiting this business.

 34                                                                 U.S. Bancorp

     NOTE D
         MERGER-RELATED CHARGES

The Company recorded merger-related charges of $61.3 million, $62.4 million and $216.5 million in 2000, 1999 and 1998, respectively. Merger-related charges in 2000 and 1999 related to the Company's various acquisitions (see Note C) and included primarily system conversion costs and integration costs associated with consolidating redundant operations. Merger-related charges in 1998 were primarily due to conversion costs related to the U.S. Bancorp ("USBC") and Piper Jaffray Companies Inc. ("Piper") acquisitions. The components of the charges are shown below:

                                                                                           Western
(Dollars in Millions)                                            USBC     Piper Jaffray    Bancorp    Other     Total
---------------------------------------------------------------------------------------------------------------------
2000
Severance...................................................    $   --        $  --         $  --     $  --    $   --
Premises and equipment writedowns...........................        --           --            --        --        --
Systems conversions.........................................        --         15.2          10.5      28.7      54.4
Benefit curtailment gains...................................        --           --            --        --        --
Other merger-related charges................................        --          1.9            --       5.0       6.9
                                                                -----------------------------------------------------
Total 2000..................................................    $   --        $17.1         $10.5     $33.7    $ 61.3
1999
Severance...................................................    $  8.0        $  --         $  --     $  --    $  8.0
Premises and equipment writedowns...........................       1.6           --            --        --       1.6
Systems conversions.........................................       4.4         12.5           3.3      14.0      34.2
Benefit curtailment gains...................................        --           --            --        --        --
Other merger-related charges*...............................      18.6           --            --        --      18.6
                                                                -----------------------------------------------------
Total 1999..................................................    $ 32.6        $12.5         $ 3.3     $14.0    $ 62.4
1998
Severance...................................................    $   --        $  --         $  --     $  --    $   --
Premises and equipment writedowns...........................        --           --            --        --        --
Systems conversions.........................................     229.4          7.5            --        --     236.9
Benefit curtailment gains...................................     (25.6)          --            --        --     (25.6)
Other merger-related charges................................        --          4.2            --       1.0       5.2
                                                                -----------------------------------------------------
Total 1998..................................................    $203.8        $11.7         $  --     $ 1.0    $216.5
---------------------------------------------------------------------------------------------------------------------

*Other merger-related charges for USBC in 1999 included $11.3 million of consulting costs and $7.3 million of system contract and other asset writeoffs associated with conversion of ATM deposit processing systems.

    The Company determines merger-related charges and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process. Severance charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were approximately 3,635 for USBC, 75 for Piper, 175 for Western Bancorp, and 270 for other acquisitions. Premises and equipment writedowns represent lease termination costs and impairment of assets for redundant office space, equipment and branches that will be vacated and disposed of as part of the integration plan. Systems conversions and other merger-related expenses are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and similar expenses relating to the conversions and integration of acquired branches and operations. In 1999, the Company recognized an $8.0 million charge to establish severance associated with the consolidation of redundant functions and other displaced employees not considered in the initial USBC integration plan but eligible for severance under the change-in-control provisions triggered by the merger. Other merger-related charges for USBC in 1999 included $11.3 million of consulting costs and $7.3 million of system contract and other asset writeoffs associated with Company's conversion of ATM processing systems. These actions completed the integration activities related to USBC. The merger-related severance accrual will be paid in accordance with the terms of the severance

U.S. Bancorp                                                                  35
programs through 2001. The following table presents a summary of activity with respect to the Company's significant acquisitions:

                                                                            Piper    Western
(Dollars in Millions)                                             USBC    Jaffray    Bancorp    Other     Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997................................    $189.0    $   --     $   --     $15.6    $204.6
   Provision charged to operating expense...................     203.8      11.7         --       1.0     216.5
   Additions related to purchase acquisitions...............        --      30.5         --      24.8      55.3
   Cash outlays.............................................    (273.6)    (19.4)        --     (17.2)   (310.2)
   Noncash writedowns and other.............................     (37.9)     (1.4)        --       (.2)    (39.5)
                                                                -----------------------------------------------
Balance at December 31, 1998................................    $ 81.3    $ 21.4     $   --     $24.0    $126.7
   Provision charged to operating expense...................      32.6      12.5        3.3      14.0      62.4
   Additions related to purchase acquisitions...............        --       2.4       47.7      20.1      70.2
   Cash outlays.............................................     (36.0)    (17.9)     (16.3)    (28.2)    (98.4)
   Transfer to tax liability*...............................     (33.8)       --         --        --     (33.8)
   Noncash writedowns and other.............................     (28.2)      (.9)     (13.9)    (12.2)    (55.2)
                                                                -----------------------------------------------
Balance at December 31, 1999................................    $ 15.9    $ 17.5     $ 20.8     $17.7    $ 71.9
   Provision charged to operating expense...................        --      17.1       10.5      33.7      61.3
   Additions related to purchase acquisitions...............        --        --        7.6      38.5      46.1
   Cash outlays.............................................     (11.2)    (18.8)     (26.4)    (50.7)   (107.1)
   Noncash writedowns and other.............................      (4.7)      (.8)      (7.4)    (16.2)    (29.1)
                                                                -----------------------------------------------
Balance at December 31, 2000                                    $   --    $ 15.0     $  5.1     $23.0    $ 43.1
---------------------------------------------------------------------------------------------------------------

*The liability relates to certain severance related items.

The following table provides a rollforward of the merger-related accrual for USBC throughout the integration timeframe:

                                                Severance
                                              By Programs
                                          ---------------        Total     Investment      Lease Cancellations
(Dollars in millions)                       1997     1999    Severance    Banker Fees    and related Writeoffs    Other     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997..........    $166.4    $  --    $  166.4      $    1.8             $   20.6          $0.2     $189.0
Provision charged to operating
 expense..............................        --       --          --          (1.8)                  --            --       (1.8)
Cash Outlays..........................     (85.1)      --       (85.1)           --                (10.6)           --      (95.7)
Noncash items.........................        --       --          --            --                (10.0)         (0.2)     (10.2)
                                          ---------------------------------------------------------------------------------------
Balance at December 31, 1998..........      81.3       --        81.3            --                   --            --       81.3
Provision charged to operating
 expense..............................        --      8.0         8.0            --                   --            --        8.0
Cash Outlays..........................     (34.4)    (5.2)      (39.6)           --                   --            --      (39.6)
Transfer to tax liability.............     (33.8)      --       (33.8)           --                   --            --      (33.8)
                                          ---------------------------------------------------------------------------------------
Balance at December 31, 1999..........      13.1      2.8        15.9            --                   --            --       15.9
Provision charged to operating
 expense..............................        --       --          --            --                   --            --         --
Cash Outlays..........................      (8.4)    (2.8)      (11.2)           --                   --            --      (11.2)
Noncash items.........................      (4.7)      --        (4.7)           --                   --            --       (4.7)
                                          ---------------------------------------------------------------------------------------
Balance at December 31, 2000..........    $   --    $  --    $     --      $     --             $     --          $ --     $   --
---------------------------------------------------------------------------------------------------------------------------------

The components of the merger-related accrual were as follows:

                                                                    Year Ended
                                                                   December 31
                                                                --------------
(Dollars in Millions)                                            2000     1999
------------------------------------------------------------------------------
Severance...................................................    $13.8    $34.6
Other employee-related costs*...............................      6.8     16.6
Lease termination and facility costs........................      8.4      9.5
Contracts and system writeoffs..............................      7.4      6.4
Other.......................................................      6.7      4.8
                                                                --------------
   Total....................................................    $43.1    $71.9
------------------------------------------------------------------------------

*Other employee-related costs in 1999 included $9.3 million for non-compete arrangements.

 36                                                                 U.S. Bancorp

The merger-related accrual by significant acquisition was as follows:

                                                                  Year Ended
                                                                 December 31
                                                                --------------
(Dollars in Millions)                                            2000     1999
------------------------------------------------------------------------------
Piper Jaffray...............................................    $15.0    $17.5
Western Bancorp.............................................      5.1     20.8
Scripps Bank................................................      4.6       --
Bank of Commerce............................................      4.1      7.5
Zappco, Inc.................................................      3.3      4.1
Peninsula Bank..............................................      3.0       --
Lyon Financial Services, Inc................................      2.7       --
Northwest Bancshares, Inc...................................      2.3      3.5
USBC........................................................       --     15.9
Other acquisitions..........................................      3.0      2.6
                                                                --------------
   Total....................................................    $43.1    $71.9
------------------------------------------------------------------------------

    The Company expects to incur an additional $30.6 million, pretax, of merger-related expenses in 2001. This does not include estimated expense for the merger with Firstar Corporation.

     NOTE E
         AVAILABLE-FOR-SALE SECURITIES

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31 was as follows:

                                                                      2000                                         1999
                                              ------------------------------------------------------------------------------------
                                                                  Gross           Gross                                      Gross
                                                             Unrealized      Unrealized                                 Unrealized
                                              Amortized         Holding         Holding        Fair      Amortized         Holding
(Dollars in Millions)                              Cost           Gains          Losses       Value           Cost           Gains
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury.............................     $  358           $ 3             $--          $  361       $  388           $--
Mortgage-backed...........................      2,495            14             (16)          2,493        2,971             9
Other U.S. agencies.......................        149             3              --             152          195             3
State and political.......................      1,020            20              (1)          1,039        1,132            11
Other.....................................        236            15             (14)            237          288             3
                                              ------------------------------------------------------------------------------------
   Total..................................     $4,258           $55             $(31)        $4,282       $4,974           $26
----------------------------------------------------------------------------------------------------------------------------------

                                                     1999
                                            ----------------------
                                                 Gross
                                            Unrealized
                                               Holding        Fair
(Dollars in Millions)                           Losses       Value
------------------------------------------------------------------
U.S. Treasury.............................     $(7)         $  381
Mortgage-backed...........................     (74)          2,906
Other U.S. agencies.......................      (2)            196
State and political.......................      (8)          1,135
Other.....................................     (38)            253
                                            ----------------------
   Total..................................    ($129)        $4,871
------------------------------------------------------------------

    Securities carried at $3.7 billion at December 31, 2000, and $4.1 billion at December 31, 1999, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase, with an amortized cost of $1.0 billion and $1.2 billion at December 31, 2000, and 1999, respectively, were collateralized by securities and securities purchased under agreements to resell.

Gross realized gains and losses on securities were as follows:

(Dollars in Millions)                                            2000        1999        1998
---------------------------------------------------------------------------------------------
Gross realized gains........................................    $14.6       $14.7       $14.5
Gross realized losses.......................................     (7.6)      (16.0)       (1.9)
                                                                -----------------------------
   Net realized gains (losses)..............................    $ 7.0       $(1.3)      $12.6
                                                                -----------------------------
Income taxes on realized gains (losses).....................    $ 2.5       $ (.5)      $ 4.7
---------------------------------------------------------------------------------------------

    For amortized cost, fair value and yield by maturity date of available-for-sale securities outstanding as of December 31, 2000, see Table 11 on page 14 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  37

     NOTE F
        RESTRICTIONS ON CASH AND DUE FROM BANKS

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $118 million at December 31, 2000, with an average balance of $158 million during the year ended December 31, 2000.

     NOTE G
        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio at December 31 was as follows:

(Dollars in Millions)                                              2000          1999
-------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $29,920       $26,491
   Real estate
      Commercial mortgage...................................     10,208         9,784
      Construction..........................................      4,443         4,322
   Lease financing..........................................      4,096         2,372
                                                                ---------------------
         Total commercial...................................     48,667        42,969
CONSUMER
   Home equity and second mortgage..........................      9,438         8,681
   Credit card..............................................      4,499         4,313
   Revolving credit.........................................      1,868         1,815
   Installment..............................................        896           999
   Automobile...............................................        564           884
   Student *................................................        674           563
                                                                ---------------------
      Subtotal..............................................     17,939        17,255
   Residential mortgage.....................................      2,485         2,661
                                                                ---------------------
         Total consumer.....................................     20,424        19,916
                                                                ---------------------
            Total loans.....................................    $69,091       $62,885
-------------------------------------------------------------------------------------

*All or part of the student loan portfolio may be sold when the repayment period begins. Loans held for sale were $724 at December 31, 2000, and $608 at December 31, 1999.

    Loans of $6.5 billion at December 31, 2000, and $6.3 billion at December 31, 1999, were pledged at the Federal Home Loan Bank and the Federal Reserve. Nonaccrual and renegotiated loans totaled $397 million, $310 million, and $279 million at December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, and 1999, the Company had $359 million and $265 million, respectively, of loans considered impaired under SFAS 114 included in its nonaccrual loans. The carrying value of the impaired loans was less than or equal to the appraised collateral value or the present value of expected future cash flows and, accordingly, no allowance for credit losses was specifically allocated to impaired loans. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans was approximately $327 million, $255 million and $214 million, respectively. The effect of nonaccrual and renegotiated loans on interest income was as follows:

                                                                   Year ended December 31
                                                                -----------------------------
(Dollars in Millions)                                            2000        1999        1998
---------------------------------------------------------------------------------------------
Interest income that would have been accrued at original
   contractual rates........................................    $44.0       $32.7       $22.5
Amount recognized as interest income........................     13.1        13.0         7.6
                                                                -----------------------------
Foregone revenue............................................    $30.9       $19.7       $14.9
---------------------------------------------------------------------------------------------

    Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 2000, totaled $22.3 million. During 2000, there were no loans that were restructured at market interest rates and returned to a fully performing status.

 38                                                                 U.S. Bancorp

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)                                               2000           1999           1998
------------------------------------------------------------------------------------------------------
Balance at beginning of year................................    $  995.4       $1,000.9       $1,008.7
Add:
   Provision charged to operating expense...................       670.0          531.0          379.0
Deduct:
   Loans charged off........................................       786.0          727.7          592.1
   Less recoveries of loans charged off.....................       116.1          160.0          157.9
                                                                --------------------------------------
   Net loans charged off....................................       669.9          567.7          434.2
Acquisitions and other changes..............................        71.3           31.2           47.4
                                                                --------------------------------------
Balance at end of year......................................    $1,066.8       $  995.4       $1,000.9
------------------------------------------------------------------------------------------------------

     NOTE H
        TRANSFERS AND SERVICING OF FINANCIAL ASSETS

When the Company sells selected financial assets, it may retain interest-only strips, servicing rights, assets and/or other retained interests in the receivables. The gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Market prices are used to determine retained interest fair values when readily available. However, quotes are generally not available for retained interests, so the Company estimates fair value based on the present value of future expected cash flows using management's best estimates of certain key assumptions including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Retained interests recorded to date have been valued using a discounted cash flow methodology.

    At least quarterly, the Company revalues the retained interests by obtaining market prices if available or by calculating the present value of estimated remaining cash flows. When using a present value methodology, key assumptions from the most recent valuation, including asset specific characteristics, are reviewed for appropriateness and updated as necessary.

    During 2000, the Company sold $255.7 million of the U.S. government guaranteed portions of loans originated under Small Business Administration
(SBA) programs, recognizing a pre-tax gain on sale of $10.6 million. The SBA covers losses occurring on these guaranteed portions. Although the Company has no credit recourse relating to these sales, it does continue to own a portion of the non-guaranteed elements of the loans.

    The Company continues to service the loans and is required under the SBA programs to retain specified yield amounts. A portion of the yield is recognized as servicing fee income as it occurs, the remainder is recorded as a servicing asset and is included in the gain on sale calculation.

SERVICING ASSET POSITION

                                                              SBA
(Dollars in Millions)                                       Loans
-----------------------------------------------------------------
Servicing assets at December 31, 1999...................    $ 4.3
Servicing assets recognized during the period...........      4.0
Amortization............................................     (1.4)
                                                            -----
Servicing assets at December 31, 2000...................    $ 6.9
-----------------------------------------------------------------

No valuation allowances were required during 2000. Servicing assets are reported in aggregate but measured on a transaction-specific basis. Market values were determined using discounted cash flows, utilizing the assumptions noted in the table below. Key economic assumptions used in valuing servicing assets at the date of sale resulting from sales completed during 2000 were as follows:

                                                              2000
(Dollars in Millions)                                 SBA Loans(1)
------------------------------------------------------------------
Fair value of assets recognized.................              $7.9
Prepayment speed(2).............................            21 CPR
Weighted average life (years)...................               3.9
Expected credit losses..........................    Not Applicable
Discount rate...................................               12%
Variable returns to transferees.................    Not Applicable
------------------------------------------------------------------

1. All loans were adjustable based on the Wall Street Journal Prime rate.
2. The Company used a prepayment vector based on loan seasoning for valuation. The given speed was the effective prepayment speed that yields the same weighted average life calculated using the prepayment vector.

U.S. Bancorp                                                                  39

RESIDUAL ECONOMIC ASSUMPTIONS AND SENSITIVITY ANALYSIS

The Company has retained interests on the following asset sales: $1.8 billion sale of indirect automobile loans on September 24, 1999, $420 million sale of corporate and purchasing card receivables on February 27, 1997, and sales of SBA loans since 1988.

At December 31, 2000, key economic assumptions and the sensitivity of the value of the retained interest to immediate 10 percent and 20 percent adverse changes in those assumptions were as follows:

                                                                  Indirect                     Corporate
                                                                Automobile         SBA              Card
At December 31, 2000 (Dollars in Millions)                           Loans    Loans(1)    Receivables(2)
--------------------------------------------------------------------------------------------------------
Carrying amount/fair value of retained interests............        $46.2        $4.2             $8.4
Weighted-average life (in years)............................          1.0         3.9               .1

PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)(3,4)..............      1.5 ABS      21 CPR               --
   Impact on fair value of 10% adverse change...............         $(.3)       $(.3)              --
   Impact on fair value of 20% adverse change...............         $(.7)       $(.6)              --

EXPECTED CREDIT LOSSES (CUMULATIVE).........................          1.6%         --               --
   Impact on fair value of 10% adverse change...............        $(1.2)         --               --
   Impact on fair value of 20% adverse change...............        $(2.4)         --               --

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)..................         12.0%       12.0%              --
   Impact on fair value of 10% adverse change...............         $(.6)       $(.2)              --
   Impact on fair value of 20% adverse change...............        $(1.2)       $(.3)              --

INTEREST RATES ON VARIABLE AND ADJUSTABLE CONTRACTS.........           NA          NA               --
   Impact on fair value of 10% adverse change...............           NA          NA               --
   Impact on fair value of 20% adverse change...............           NA          NA               --
--------------------------------------------------------------------------------------------------------

1. Credit losses are covered by the appropriate SBA loan program and are not included in retained interests. Principal reductions caused by defaults are included in the prepayment assumption.
2. Retained interest is effectively a single period receivable that is paid and renewed each month during the revolving period. Therefore, no assumptions are used in its estimate. Losses are recognized in the period they occur.
3. The Company uses prepayment vectors based on loan seasoning for valuation. The given speed is the effective prepayment speed that yields the same weighted average life calculated using the prepayment vector.
4. ABS is the absolute prepayment rate and is the auto industry's standard measure of prepayment speed. CPR is the constant prepayment rate.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; however, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

OTHER INFORMATION

The table below summarizes certain cash flows received from and paid to special purpose entities for the loan sales described above:

                                                                 Year Ended
                                                                December 31
(Dollars in Millions)                                                  2000
---------------------------------------------------------------------------
Proceeds from new sales.....................................     $   266.3
Proceeds from corporate card securitization(1)..............       7,433.4
Reinvestment in corporate card securitization
 receivables(2).............................................      (7,328.2)
Servicing fees received.....................................          16.9
Other cash flows received on retained interests(2)..........          34.2
Purchases of delinquent or foreclosed assets................            --
---------------------------------------------------------------------------

1. The corporate card securitization is a revolving transaction where proceeds are reinvested until its legal termination. The indirect automobile and SBA loan sales are amortizing transactions where the cash flow is used to pay off amounts due to investors.
2. This amount represents total cash flows received from retained interests by the Company other than servicing fees. Other cash flows include, for example, all cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

 40                                                                 U.S. Bancorp

Quantitative information relating to loan sales and managed assets are given below:

                                                                                      December 31, 2000
                                                            ---------------------------------------------------------------------
                                                                         Period Ended                            Year Ended
                                                            ---------------------------------------------------------------------
                                                            Total Principal                                 Average    Net Credit
Asset Type (Dollars in Millions)                                    Balance    Delinquent Balance*          Balance        Losses
---------------------------------------------------------------------------------------------------------------------------------
Indirect automobile loans...............................       $1,242.4               $21.0                $1,638.4      $37.6
Guaranteed SBA loans....................................          827.8                10.6                   688.5         --
Corporate card receivables..............................          815.4                27.3                   958.2        8.6
                                                            ---------------------------------------------------------------------
Total loans managed.....................................       $2,885.6               $58.9                $3,285.1      $46.2
Less:
   Loans sold or securitized............................        1,850.8                                     1,992.6
                                                               --------                                    --------
   Loans held in portfolio..............................       $1,034.8                                    $1,292.5
---------------------------------------------------------------------------------------------------------------------------------

*Principal amount 60 days or more past due.

     NOTE I
         PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)                                             2000      1999
--------------------------------------------------------------------------------
Land........................................................    $  131    $  133
Buildings and improvements..................................       710       886
Furniture, fixtures and equipment...........................       957       824
Capitalized building and equipment leases...................       171       108
                                                                ----------------
                                                                 1,969     1,951
Less accumulated depreciation and amortization..............     1,112     1,089
                                                                ----------------
Total.......................................................    $  857    $  862
--------------------------------------------------------------------------------

     NOTE J
         DEPOSITS

The following is a summary of the Company's total deposits as of December 31:

(Dollars in Millions)                                              2000       1999
----------------------------------------------------------------------------------
Noninterest-bearing deposits................................    $15,653    $16,050
Savings accounts............................................      1,801      2,096
NOW accounts................................................      7,022      6,160
Money market deposit accounts...............................     13,032     12,487
Time deposits $100,000 and over.............................      5,784      5,595
Foreign deposits $100,000 and over..........................        644        214
All other time deposits.....................................      9,321      8,928
                                                                ------------------
   Total interest-bearing deposits..........................     37,604     35,480
                                                                ------------------
   Total deposits...........................................    $53,257    $51,530
----------------------------------------------------------------------------------

U.S. Bancorp                                                                  41

     NOTE K
         LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)                                          2000      1999
-------------------------------------------------------------------------------
U.S. BANCORP (Parent Company)
Fixed-rate subordinated notes
   8.125% due May 15, 2002..................................  $   150   $   150
   7.00% due March 15, 2003.................................      150       150
   6.625% due May 15, 2003..................................      100       100
   8.00% due July 2, 2004...................................      125       125
   7.625% due May 1, 2005...................................      150       150
   6.75% due October 15, 2005...............................      300       300
   6.875% due September 15, 2007............................      250       250
   7.50% due June 1, 2026...................................      200       200
Medium-term notes...........................................    3,577     2,310
Capitalized lease obligations, mortgage indebtedness and
 other......................................................      126        70
                                                              -----------------
                                                                5,128     3,805
SUBSIDIARIES
Fixed-rate subordinated notes
   6.00% due October 15, 2003...............................      100       100
   7.55% due June 15, 2004..................................      100       100
   8.35% due November 1, 2004...............................      100       100
   7.30% due August 15, 2005................................      100       100
   6.875% due April 1, 2006.................................      125       125
   6.50% due February 1, 2008...............................      300       300
   6.30% due July 15, 2008..................................      300       300
   5.70% due December 15, 2008..............................      400       400
Federal Home Loan Bank advances.............................    2,156     1,998
Bank notes..................................................    9,051     8,459
Euro medium-term notes due April 13, 2004...................      400       400
Floating-rate notes due February 27, 2000...................       --       250
Capitalized lease obligations, mortgage indebtedness and
 other......................................................      306       126
                                                              -----------------
     Total..................................................  $18,566   $16,563
-------------------------------------------------------------------------------

    Medium-term notes outstanding at December 31, 2000, mature from January 2001 through December 2004. The notes bear fixed or floating interest rates ranging from 6.00 percent to 7.50 percent. The weighted average interest rate at December 31, 2000, was 6.84 percent. Federal Home Loan Bank (FHLB) advances outstanding at December 31, 2000, mature from March 2001 through October 2026. The advances bear fixed or floating interest rates ranging from 5.54 percent to
8.25 percent. The Company has an arrangement with the FHLB whereby based on the collateral available (residential and commercial mortgages), the Company could have borrowed an additional $6.7 billion at December 31, 2000. The weighted average interest rate at December 31, 2000, was 6.64 percent. Bank notes outstanding at December 31, 2000, mature from January 2001 through November 2005. The notes bear fixed or floating interest rates ranging from 5.25 percent to 7.02 percent. The weighted average interest rate at December 31, 2000, was
6.73 percent. Euro medium-term notes outstanding at December 31, 2000, bear floating rate interest at three-month LIBOR plus .15 percent. The interest rate at December 31, 2000, was 6.95 percent.

 42                                                                 U.S. Bancorp

Maturities of long-term debt outstanding at December 31, 2000, were:

                                                                             Parent
                   (Dollars in Millions)                      Consolidated   Company
------------------------------------------------------------------------------------
2001........................................................    $ 6,977      $   877
2002........................................................      3,883        1,061
2003........................................................      2,663        1,408
2004........................................................      1,694          782
2005........................................................      1,425          457
Thereafter..................................................      1,924          543
                                                              ----------------------
Total.......................................................    $18,566      $ 5,128
------------------------------------------------------------------------------------

             NOTE L
            COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY

The Company issued $950 million of preferred securities (the "Preferred Securities") through three separate issuances by three wholly-owned subsidiary grantor trusts, FBS Capital I, U.S. Bancorp Capital I and USB Capital II (the "Trusts"). The Preferred Securities accrue and pay distributions periodically at specified rates as provided in the indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Preferred Securities, but only to the extent of funds held by the Trusts. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company used the proceeds from the sales of the Debentures for general corporate purposes.

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

             NOTE M
            SHAREHOLDERS' EQUITY

COMMON STOCK At December 31, 2000, the Company had 95.6 million shares of common stock reserved for future issuances (see Note O).

    The Company issued 14.4 million and 37.8 million shares of common stock with an aggregate value of $.3 billion and $1.3 billion in connection with purchase acquisitions during 2000 and 1999, respectively (see Note C).

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

    On February 16, 2000, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's common stock over a two-year period ending March 31, 2002. The new share

U.S. Bancorp                                                                  43
repurchase program replaced a program which was scheduled to expire on March 31, 2000. The shares were repurchased in the open market or through negotiated transactions. The Company repurchased 20.2 million shares for $432.2 million in 2000; 16.6 million shares for $560.8 million in 1999 and 24.7 million shares for $964.0 million in 1998. On January 17, 2001, the stock repurchase program was rescinded in connection with the proposed merger with Firstar Corporation.

    The Company's Dividend Reinvestment Plan providing for automatic reinvestment of dividends and optional cash purchases was suspended on November 9, 2000, following the announcement of the definitive agreement to merge with Firstar Corporation.

     NOTE N
        EARNINGS PER SHARE

The components of earnings per share were:

(Dollars in Millions, Except Per Share Data)                           2000           1999           1998
---------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income to common stockholders...........................       $1,592.0       $1,506.5       $1,327.4
                                                                -----------------------------------------
Average shares outstanding..................................    745,093,996    727,530,843    733,897,845
                                                                -----------------------------------------
Earnings per share..........................................        $  2.14        $  2.07        $  1.81
                                                                -----------------------------------------
DILUTED EARNINGS PER SHARE
Net income to common stockholders...........................       $1,592.0       $1,506.5       $1,327.4
                                                                -----------------------------------------
Average shares outstanding..................................    745,093,996    727,530,843    733,897,845
Net effect of the assumed purchase of stock under the stock
   option and stock purchase plans -- based on the treasury
   stock method using average market price..................      2,761,628      5,459,968     10,280,298
                                                                -----------------------------------------
Dilutive common shares outstanding..........................    747,855,624    732,990,811    744,178,143
                                                                -----------------------------------------
Diluted earnings per share..................................        $  2.13        $  2.06        $  1.78
---------------------------------------------------------------------------------------------------------

     NOTE O
        EMPLOYEE BENEFITS

RETIREMENT PLANS Pension benefits are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service. The Company's funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute the pension liabilities and expense is the projected unit credit method. Prior to their acquisition dates, employees of certain acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. During 1998, the Company merged all the acquired companies' plans into its own plan with the exception of the FirsTier plan, which was merged in 1999. Prior to their merger into the Company's plan, the former USBC and West One Bancorp pension plans determined retirement benefits of participants based on their years of service and final average compensation. Under the new plan, participant's retirement benefits are based on a participant's average annual compensation over his or her career with the Company. These changes resulted in a reduction of the benefit obligation during 1998. The Company also maintains several unfunded, nonqualified, supplemental executive retirement programs that provide additional defined pension benefits for certain employees. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plans.

OTHER POSTRETIREMENT PLANS In addition to providing pension benefits, the Company provides certain health care and death benefits to retired employees. Nearly all employees may become eligible for health care benefits at or after age 55 if they have completed at least five years of service and their age plus years of service is equal to or exceeds 65 while working for the Company. The Company subsidizes the cost of coverage for employees who retire before age 65 with at least 10 years of service. The amount of the subsidy is based on the employee's age and service at the time of retirement and remains fixed until the retiree reaches

 44                                                                 U.S. Bancorp
age 65. After age 65 the retiree assumes responsibility for the full cost of the coverage. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company continues to subsidize the coverage for employees over age 65 who retired before a plan change eliminated the subsidy. The estimated cost of these retiree benefit payments is accrued during the employees' active service.

Information presented in the tables below reflects a measurement date of September 30. The following table sets forth the components of net periodic benefit cost for the retirement plans.

                                                                      Pension Plans                 Other Postretirement Benefits
                                                            ---------------------------------------------------------------------
(Dollars in Millions)                                          2000         1999         1998        2000        1999        1998
---------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost                                             $  47.8       $ 46.3       $ 44.3       $ 1.8       $ 2.8       $ 2.2
   Interest cost                                               66.5         61.0         61.8        10.4        10.7        10.7
   Expected return on plan assets                            (102.9)       (98.3)       (90.7)        (.6)        (.5)        (.4)
   Amortization of transition (asset) obligation               (2.9)        (3.9)        (4.0)         .7          .8          .8
   Amortization of prior service cost                          (7.7)        (8.2)        (2.8)        (.7)        (.7)        (.8)
   Recognized actuarial loss                                     .7          1.9          1.9        (1.4)         .2          --
                                                            ---------------------------------------------------------------------
Net periodic benefit cost                                       1.5         (1.2)        10.5        10.2        13.3        12.5
   Curtailment and settlement (gains)                         (11.1)        (2.0)       (22.6)         --          --        (4.3)
                                                            ---------------------------------------------------------------------
Net periodic benefit cost after curtailment and
 settlement (gains)                                         $  (9.6)      $ (3.2)      $(12.1)      $10.2       $13.3       $ 8.2
---------------------------------------------------------------------------------------------------------------------------------

The following tables summarize benefit obligation and plan asset activity for the retirement plans.

                                                                ---------------------------------------------------------
                                                                     Pension Plans            Other Postretirement Plans
(Dollars in Millions)                                               2000           1999             2000             1999
-------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of measurement period        $  903.8       $  930.0        $ 149.2          $ 164.6
   Service cost                                                     47.8           46.3            1.8              2.8
   Interest cost                                                    66.5           61.0           10.4             10.7
   Plan participants' contributions                                   --             --            6.8              3.1
   Plan amendments                                                    --           (6.4)            --              (.9)
   Actuarial (gain) loss                                            16.8          (49.2)          12.9            (17.2)
   Acquisitions and special termination benefits                      --             --             --              2.9
   Benefit payments                                                (45.2)         (43.0)         (18.1)           (16.8)
   Settlements                                                     (51.6)         (34.9)            --               --
                                                                ---------------------------------------------------------
   Benefit obligation at end of measurement period              $  938.1       $  903.8        $ 163.0          $ 149.2
-------------------------------------------------------------------------------------------------------------------------
CHANGE IN FAIR VALUE OF PLAN ASSETS
   Fair value at beginning of measurement period                $1,152.5       $1,065.0        $  13.4          $  11.2
   Actual return on plan assets                                    206.8          159.1             .9               .6
   Employer contributions                                           10.4            6.3           18.8             15.3
   Plan participants' contributions                                   --             --            6.8              3.1
   Settlements                                                     (51.6)         (34.9)            --               --
   Benefit payments                                                (45.2)         (43.0)         (18.1)           (16.8)
                                                                ---------------------------------------------------------
   Fair value at end of measurement period                      $1,272.9       $1,152.5        $  21.8          $  13.4
-------------------------------------------------------------------------------------------------------------------------
FUNDED STATUS
   Funded status at end of measurement period                   $  334.8       $  248.7        $(141.2)         $(135.8)
   Unrecognized transition (asset) obligation                         --           (3.1)           8.8              9.5
   Unrecognized prior service cost                                 (76.1)         (83.7)          (7.8)            (8.4)
   Unrecognized net (gain)                                        (143.7)         (68.6)          (9.3)           (23.4)
   Fourth quarter contribution                                       1.2             .7           14.2             11.4
                                                                ---------------------------------------------------------
   Net amount recognized                                        $  116.2       $   94.0        $(135.3)         $(146.7)
-------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF STATEMENT OF FINANCIAL POSITION:
   Prepaid benefit cost                                         $  203.9       $  171.2        $    --          $    --
   Accrued benefit liability                                       (87.7)         (77.2)        (135.3)          (146.7)
                                                                ---------------------------------------------------------
   Net amount recognized                                        $  116.2       $   94.0        $(135.3)         $(146.7)
-------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  45

The following table sets forth the weighted average plan assumptions:

                                                                  2000        1999        1998
----------------------------------------------------------------------------------------------
Pension Plan Actuarial Computations Discount rate in
 determining benefit obligations............................       7.8%        7.5%        6.5%
   Expected long-term return on plan assets.................       9.5         9.5         9.5
   Rate of increase in future compensation..................       5.6         5.6         5.6
Other Postretirement Plan Actuarial Computations
   Discount rate in determining benefit obligations.........       7.8%        7.5%        6.5%
   Expected long-term return on plan assets.................       5.0         5.0         5.0
   Health care cost trend rate(1)
      Prior to age 65.......................................       7.7         7.0         7.0
      After age 65..........................................       7.7         5.5         6.4
Effect of One Percent Increase in Health Care Cost Trend
 Rate
   Service and interest costs...............................    $  1.0       $ 1.3       $ 1.2
   Accumulated postretirement benefit obligation............      13.1        12.4        13.1
Effect of One Percent Decrease in Health Care Cost Trend
 Rate
   Service and interest costs...............................    $  (.9)      $(1.0)      $(1.0)
   Accumulated postretirement benefit obligation............     (11.6)      (10.9)      (11.8)
----------------------------------------------------------------------------------------------

(1) Both rates are assumed to decrease gradually to 5.5% by 2008 and remain at that level thereafter.

The following table provides information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in Millions)                               2000     1999
-----------------------------------------------------------------
Projected benefit obligation..................    $115.7    $95.5
Accumulated benefit obligation................      94.3     72.8
Fair value of plan assets.....................        --       --
-----------------------------------------------------------------

EMPLOYEE INVESTMENT PLAN The Company provides a 401(k) Savings Plan formerly known as the Capital Accumulation Plan which allows qualified employees, at their option, to make contributions up to certain percentages of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. A portion of these contributions is matched by the Company. All of the Company's matching contributions are invested in USB common stock. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Total expense was $39.4 million, $34.7 million and $16.6 million in 2000, 1999 and 1998, respectively.

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

    The Employee Stock Purchase Plan ("ESPP") permits all eligible employees with at least one year of service and directors to purchase common stock. Plan participants can purchase stock for 85 percent to 100 percent of the fair market value, which is based on the price at the beginning or the end of the purchase period, whichever is lower. Any discount is determined by a committee of the Board of Directors. In 2000 and 1999, the purchase price was 85 percent of fair market value. The plan results in no compensation expense to the Company. Due to the merger with Firstar Corporation, the ESPP was terminated effective October 13, 2000.

    In April 1999, the shareholders approved the 1999 Stock Incentive Plan ("1999 Plan") whereby all former stock incentive plans of U.S. Bancorp and Piper Jaffray ("Prior Plans") were incorporated into the 1999 plan. All outstanding options, restricted stock and other awards subject to the terms of the Prior Plans will remain outstanding and subject to the terms and conditions of those plans, but are counted as part of the total number of common shares awarded under the 1999 Plan. An additional 45 million shares were approved for issuance by the shareholders under the

 46                                                                 U.S. Bancorp

1999 Plan. The 1999 Plan allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock or stock units ("RSUs"), performance awards, and other stock-based awards at or above 100 percent of the market price at the date of grant. The 1999 Plan also provides automatic grants of stock options to nonemployee directors. The rights of restricted stock and RSU holders to transfer shares are generally limited during the restriction period. At December 31, 2000, there were 14.0 million shares (subject to adjustment for forfeitures) available for grant under the 1999 Plan.

    Options granted are generally exercisable up to 10 years from the date of grant and vest over three to five years. Restricted shares vest over three to seven years. The vesting of certain options and restricted shares accelerate based on growth in diluted operating earnings per share and on the performance of the Company in comparison to the performance of a predetermined group of regional banks. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. For the performance-based restricted shares, compensation expense is amortized using the estimated vesting period. Compensation expense related to the restricted stock was $39.4 million, $36.6 million and $27.8 million in 2000, 1999 and 1998, respectively.

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

                                                                                          Weighted        Restricted
                                                                       Options       Average Price            Shares
                                                                   Outstanding           Per Share       Outstanding
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997...........................................        40,866,960          $23.62            2,614,182
Granted:
   Stock options............................................         8,844,793           40.37                   --
   Restricted stock.........................................                --                            1,605,649
Piper Jaffray options converted.............................         1,155,054           16.28                   --
Exercised...................................................       (15,083,962)          21.88                   --
Canceled/vested.............................................        (1,315,908)          29.62             (984,907)
                                                                   -------------------------------------------------
DECEMBER 31, 1998...........................................        34,466,937           28.18            3,234,924
Granted:
   Stock options............................................        46,614,828           35.86                   --
   Restricted stock.........................................                --                              742,932
1999 Acquisitions converted.................................           957,105           20.97                   --
Exercised...................................................        (7,168,493)          21.42                   --
Canceled/vested.............................................        (3,334,629)          35.76             (978,931)
                                                                   -------------------------------------------------
DECEMBER 31, 1999...........................................        71,535,748           33.41            2,998,925
Granted:
   Stock options............................................         7,800,805           21.46
   Restricted stock.........................................                --                            3,191,721
2000 Acquisitions converted.................................           353,629            8.67
Exercised...................................................        (1,339,645)          15.05
Canceled/vested.............................................        (5,464,350)          21.82           (1,289,565)
                                                                   -------------------------------------------------
DECEMBER 31, 2000...........................................        72,886,187          $32.29            4,901,081
--------------------------------------------------------------------------------------------------------------------

Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                                                             Options Outstanding              Exercisable Options
                                                   ---------------------------------------------       --------------------------
                                                                       Weighted-
                                                                         Average       Weighted-                        Weighted-
                                                                       Remaining         Average                          Average
Range of                                                             Contractual        Exercise                         Exercise
Exercise Prices                                        Shares       Life (Years)           Price           Shares           Price
---------------------------------------------------------------------------------------------------------------------------------
$1.82 -- $9.99..............................          930,829             3.0           $ 7.73            917,022        $ 7.73
$10.00 -- $19.99............................        4,458,787             6.7            16.15          2,276,553         13.59
$20.00 -- $29.99............................       13,558,828             7.6            23.75          7,458,898         24.34
$30.00 -- $39.99............................       49,942,857             8.0            35.64         13,580,941         33.84
$40.00 -- $47.06............................        3,994,886             7.5            43.00          3,826,381         43.01
                                                   ------------------------------------------------------------------------------
                                                   72,886,187             7.8           $32.29         28,059,795        $30.07
---------------------------------------------------------------------------------------------------------------------------------

    Pro forma information regarding net income and earnings per share is required by SFAS 123, "Accounting and Disclosure of Stock-Based Compensation" and has been determined as if the

U.S. Bancorp                                                                  47

Company had accounted for its employee stock option and stock purchase plans (options) under the fair value method of SFAS 123. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require the use of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The pro forma disclosures include options granted in 2000, 1999 and 1998 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is amortized to expense over the options' vesting period.

                                                          Year Ended December 31
                                                --------------------------------
(Dollars in Millions, Except Per Share Data)        2000        1999        1998
--------------------------------------------------------------------------------
Pro forma net income.................           $1,521.7    $1,418.8    $1,254.0
Pro forma earnings per share:
   Earnings per share................           $   2.04    $   1.95    $   1.71
   Diluted earnings per share........               2.03        1.94        1.69
--------------------------------------------------------------------------------
Weighted average assumptions in option
 valuation
Risk-free interest rates.............                6.1%        5.4%        5.4%
Dividend yields......................                3.0         3.5         2.3
Stock volatility factor..............                .37         .27         .25
Expected life of options (in years)...               4.7         6.1         2.3
--------------------------------------------------------------------------------

     NOTE P
        INCOME TAXES

The components of income tax expense were:

(Dollars in Millions)                                             2000         1999         1998
------------------------------------------------------------------------------------------------
FEDERAL
Current tax.................................................    $701.1       $681.5       $612.9
Deferred tax provision......................................      37.4         46.7         28.2
                                                                --------------------------------
   Federal income tax.......................................     738.5        728.2        641.1
STATE
Current tax.................................................     123.6        117.8        127.7
Deferred tax provision (credit).............................       7.2          9.0         (2.3)
                                                                --------------------------------
   State income tax.........................................     130.8        126.8        125.4
                                                                --------------------------------
   Total income tax provision...............................    $869.3       $855.0       $766.5
------------------------------------------------------------------------------------------------

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

(Dollars in Millions)                                             2000         1999         1998
------------------------------------------------------------------------------------------------
Tax at statutory rate (35%).................................    $861.5       $826.5       $732.9
State income tax, at statutory rates, net of federal tax
 benefit....................................................      85.0         82.4         81.5
Tax effect of:
   Tax-exempt interest:
      Loans.................................................      (8.3)        (8.7)       (10.9)
      Securities............................................     (23.3)       (22.7)       (23.2)
   Amortization of nondeductible goodwill...................      61.1         43.9         32.5
   Tax credits and other items..............................    (106.7)       (66.4)       (46.3)
                                                                --------------------------------
Applicable income taxes.....................................    $869.3       $855.0       $766.5
------------------------------------------------------------------------------------------------

    At December 31, 2000, for income tax purposes, the Company had federal net operating loss carryforwards of $2.8 million available, which expire in years 2001 through 2009.

    Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

 48                                                                 U.S. Bancorp

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(Dollars in Millions)                                              2000       1999
----------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Loan loss reserves..........................................    $ 377.7    $ 382.8
Deferred fees...............................................       75.0       60.3
Postretirement liability....................................       73.9       69.9
Real estate and other asset basis differences...............       31.9       29.0
Federal operating loss carryforward.........................        1.0         .9
Other deferred tax assets...................................      164.7      168.2
                                                                ------------------
   Gross deferred tax assets................................      724.2      711.1
DEFERRED TAX LIABILITIES
Leasing activities..........................................     (525.7)    (504.8)
Accelerated depreciation....................................      (57.0)     (32.5)
Other investment basis differences..........................      (26.2)     (16.8)
Unrealized (gain) loss on available-for-sale securities.....       (9.2)      38.0
Accrued severance, pension and retirement benefits..........       (5.9)      44.4
Other deferred tax liabilities..............................      (87.0)     (81.0)
                                                                ------------------
   Gross deferred tax liabilities                                (711.0)    (552.7)
                                                                ------------------
NET DEFERRED TAX ASSETS.....................................    $  13.2    $ 158.4
----------------------------------------------------------------------------------

    Realization of the deferred tax assets over time is dependent upon the existence of taxable income in carryback periods or the Company generating sufficient taxable earnings in future periods. In determining that realization of the deferred tax assets was more likely than not, the Company gave consideration to a number of factors, including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carrybacks and carryforwards.

     NOTE Q
        FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CREDIT CONCENTRATIONS

In the normal course of business, the Company uses various off-balance sheet financial instruments to manage its interest rate and market risk and to meet the needs of its customers. These instruments carry varying degrees of credit, interest rate or liquidity risk. The contract or notional amounts of these financial instruments at December 31 were as follows:

(Dollars In Millions)                                               2000            1999
----------------------------------------------------------------------------------------
Commitments to extend credit
   Commercial...............................................       $28,193       $28,222
   Corporate and purchasing cards...........................        21,236        18,503
   Consumer credit cards....................................        14,622        14,991
   Other consumer...........................................         6,049         6,388
Letters of credit
   Standby..................................................         3,631         3,222
   Commercial...............................................           379           317
Swap contracts
   Interest rate hedges.....................................         7,118         7,743
   Basis swap hedges........................................         1,000            --
   Intermediated............................................         2,412           556
Options contracts
   Hedge interest rate floors purchased.....................           500           500
   Intermediated interest rate and foreign exchange caps and
    floors purchased........................................           405           453
   Intermediated interest rate and foreign exchange caps and
    floors written..........................................           405           453
Futures and forward contracts...............................            25            34
Recourse on assets sold.....................................            76           117
Foreign currency commitments
   Commitments to purchase..................................         1,412         1,137
   Commitments to sell......................................         1,407         1,141
Commitments from securities lending.........................         1,037           717
----------------------------------------------------------------------------------------

U.S. Bancorp                                                                  49

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

INTEREST RATE SWAPS AND OPTIONS Interest rate swaps are contracts to exchange fixed- and variable-rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates and as an intermediary for customers. At December 31, 2000, and 1999, interest rate swaps totaling $7.1 billion and $7.7 billion, respectively, hedged loans, deposits and long-term debt.

The Company received fixed-rate interest and paid floating-rate interest on substantially all swaps in its hedging portfolio as of December 31, 2000. Activity with respect to interest rate swap hedges was as follows:

(Dollars In Millions)                    2000       1999       1998
-------------------------------------------------------------------
Notional amount outstanding at
 beginning of year.................    $7,743    $ 7,239    $ 5,315
Additions..........................       770      4,382      3,140
Maturities.........................       (55)    (2,142)    (1,213)
Amortization.......................      (666)      (143)        --
Terminations.......................      (674)    (1,593)        (3)
                                       ----------------------------
Notional amount outstanding at end
 of year...........................    $7,118    $ 7,743    $ 7,239
-------------------------------------------------------------------
At December 31:
Weighted average interest rate
 paid..............................      6.73%      6.45%      5.53%
Weighted average interest rate
 received..........................      6.38       6.22       6.17
-------------------------------------------------------------------

    For the hedging portfolio's notional balances and yields by maturity date as of year-end 2000, see Table 18 on page 22. For a description of the Company's objectives for using derivative financial instruments, refer to Use of Derivatives to Manage Interest Rate Risk on pages 21 and 22. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

    At December 31, 2000, and 1999, LIBOR-based interest rate floors totaling $500 million with an average remaining maturity of .7 years and $500 million with an average remaining maturity of 1.7 years, respectively, hedged floating rate commercial loans. The strike rate on these LIBOR-based floors was 4.625 percent at December 31, 2000 and December 31, 1999. The premium on floors is amortized over the life of the contract. The impact of the floors on net interest income was not significant in 2000, 1999 and 1998.

    For swaps and options used as hedges, the Company recognizes interest income or expense as it is accrued over the terms of the hedge. The gain or loss on a terminated hedge is amortized over the remaining life of the original swap or remaining life of the hedged item, whichever is shorter. The impact of the amortization of deferred gains and losses on hedges on net interest income was not significant in 2000, 1999 and 1998. Net unamortized deferred losses were $22.7 million at December 31, 2000.

    In addition to utilizing swaps and options as part of its asset/liability management strategy, the Company acts as an intermediary for swap and option agreements on behalf of its customers. To reduce its market risk exposure, the Company generally enters into offsetting positions. The total notional amount of customer and trading swap agreements, including the offsetting positions, was $2.4 billion and $556 million at December 31, 2000, and 1999, respectively. The total notional amount of customer option agreements,

 50                                                                 U.S. Bancorp
including the offsetting positions, was $810 million and $906 million at December 31, 2000, and 1999, respectively. Market value changes on intermediated swaps, options and futures contracts are recognized in income in the period of change. Realized gains or losses on intermediated transactions were not significant in 2000, 1999 and 1998.

    The credit risk related to interest rate swap and option agreements is that counterparties may be unable to meet the contractual terms. The Company estimates this risk by calculating the present value of the cost to replace all outstanding contracts in a gain position at current market rates, reported on a net basis by each counterparty. At December 31, 2000, and 1999, the gain position of these contracts, in the aggregate, was approximately $87 million and $19 million, respectively.

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

FUTURES AND FORWARD CONTRACTS Futures and forward contracts are agreements for the delayed delivery of securities or cash settlement money market instruments. The Company enters into futures contracts to hedge the market risk on its fixed income inventory positions. The Company enters into forward contracts to hedge the interest rate risk of its mortgage loans held for sale. At December 31, 2000, and 1999, futures contracts outstanding were $25 million and $15 million, respectively. There were no forward contracts outstanding at December 31, 2000. Forward contracts outstanding at December 31, 1999 were $19 million. At December 31, 2000, net unamortized deferred gains on the forward agreements were not significant. The Company manages its credit risk on forward contracts, which arises from nonperformance by counterparties, through credit approval and limit procedures.

RECOURSE ON ASSETS SOLD The Company is obligated under recourse provisions related to the sale of certain loans. The contract amount of these loans was $1.4 billion at December 31, 2000, and $2.0 billion at December 31, 1999. The maximum contractual amount of recourse on these loans was $76 million at December 31, 2000, and $117 million at December 31, 1999.

FOREIGN CURRENCY COMMITMENTS The Company uses foreign currency commitments to help customers reduce the risks associated with changes in foreign currency exchange rates. Through these contracts, the Company exchanges currencies at specified rates on specified dates with various counterparties. The Company minimizes the market and liquidity risks by taking offsetting positions. In addition, the Company controls the market risks by limiting the net exposure through policies, procedures, and monitoring. The Company manages its credit risk, or potential risk of loss from default by a counterparty, through credit limit approval and monitoring procedures. The aggregate replacement cost of contracts in a gain position at December 31, 2000, was not significant.

COMMITMENTS FROM SECURITIES LENDING The Company participates in securities lending activities by acting as a customer's agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. These transactions are collateralized by cash.

CREDIT CONCENTRATIONS The Company primarily lends to borrowers in the 16 states where it has banking offices. Approximately 85 percent of the Company's commercial loans were made to borrowers, representing a diverse range of industries, in this operating region. Collateral may include marketable securities, accounts receivable, inventory and equipment. For detail of the Company's commercial portfolio by industry type and geography as of December 31, 2000, and 1999, see Table 8 on page 12.

    For detail of the Company's real estate portfolio by property type and geography as of December 31, 2000, and 1999, see Table 9 on page 13. This information is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.

    Approximately 84 percent of the total consumer portfolio consists of loans to customers in the Company's operating region. Residential mortgages, home equity and auto loans are secured, but other consumer loans are generally not secured. For detail of the Company's consumer loan portfolio referenced here, see Table 7 on page 11 under the category "Consumer" as of December 31, 2000, and 1999, which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  51

             NOTE R
            FAIR VALUES OF FINANCIAL INSTRUMENTS

Due to the nature of its business and its customers' needs, the Company offers a large number of financial instruments, most of which are not actively traded. When market quotes are unavailable, valuation techniques including discounted cash flow calculations and pricing models or services are used. The Company also uses various aggregation methods and assumptions, such as the discount rate and cash flow timing and amounts. As a result, the fair value estimates can neither be substantiated by independent market comparisons, nor realized by the immediate sale or settlement of the financial instrument. Also, the estimates reflect a point in time and could change significantly based on changes in economic factors such as interest rates. Furthermore, the disclosure of certain financial and nonfinancial assets and liabilities are not required. Finally, the fair value disclosure is not intended to estimate a market value of the Company as a whole. A summary of the Company's valuation techniques and assumptions follows.

CASH AND CASH EQUIVALENTS The carrying value of cash, federal funds sold and securities purchased under resale agreements was assumed to approximate fair value.

SECURITIES Generally, trading account securities and available-for-sale securities were valued using available market quotes. In some instances, such as for securities that are not widely traded, market quotes for comparable securities were used.

LOANS The loan portfolio consists of both floating and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows were reduced for estimated historical prepayment experience. Projected cash flows on nonaccrual loans were further reduced by the amount of the estimated losses on the portfolio and discounted over an assumed average remaining life of less than one year.

COMMERCIAL The fixed-rate loans in the commercial portfolio (excluding nonaccrual loans) had a weighted average interest rate of 8.1 percent in 2000 and 7.7 percent in 1999. The duration was 1.8 years in 2000 and 1.9 years in 1999. The floating-rate loans had a weighted average interest rate of 9.2 percent in 2000 and 8.5 percent in 1999. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

COMMERCIAL REAL ESTATE AND CONSTRUCTION The fixed-rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of 8.3 percent, with a duration of 3.4 years in 2000; and a weighted average interest rate of 8.2 percent, with a duration of 3.4 years in 1999. The floating-rate loans (excluding nonaccrual loans) had a weighted average interest rate of 9.1 percent in 2000 and 8.6 percent in 1999. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

LEASE FINANCING The fixed-rate portion of this portfolio (excluding nonaccrual loans) had a weighted average interest rate of 9.1 percent, with a duration of
2.7 years in 2000; and a weighted average interest rate of 7.3 percent, with a duration of 3.1 years in 1999. The high-grade corporate bond yield curve was used to arrive at the discount rates applied to these loans.

RESIDENTIAL FIRST MORTGAGES These loans were segregated into pools of similar coupons and maturities. The pools were matched to similar mortgage-backed securities, and market quotes were obtained. The fixed-rate portion of this portfolio had a weighted average interest rate of 7.6 percent in 2000 and 7.4 percent in 1999. The duration was 2.2 years in 2000 and 3.1 years in 1999. The floating rate loans (excluding nonaccrual loans) had a weighted average interest rate of 7.6 percent in 2000 and 7.1 percent in 1999.

HOME EQUITY LINES AND LOANS, SECOND MORTGAGES AND CONSUMER LINES The home equity lines had a weighted average interest rate of 10.0 percent in 2000 and 9.3 percent in 1999. Fixed-rate home equity loans and second mortgages had a weighted average interest rate of 9.9 percent in 2000 and 10.0 percent in 1999. The duration was 1.1 years in 2000 and 1.4 years in 1999. Retail credit cards had a weighted average interest rate of 12.6 percent in 2000 and 1999, with a duration of 1.2 years in 2000 and 1.5 years in 1999. Other revolving lines had a weighted average interest rate of 13.7 percent in 2000 and 11.9 percent in 1999. Estimated cash flows net of funding and operational costs were discounted using an estimated cost of capital

CONSUMER INSTALLMENT Prepayment assumptions ranging from 15 to 23 percent were applied to scheduled cash flows, based on the Company's experience. On the fixed-rate portion, the weighted average rate was 9.4 percent in 2000 and 1999. The duration was 1.5 years in 2000 and 1.4 years in 1999. The floating-rate portion of the consumer installment portfolio had a weighted average interest rate of 8.8 percent in 2000 and 7.5 percent in 1999.

 52                                                                 U.S. Bancorp

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

DEPOSIT LIABILITIES The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand at year-end. The fair value of fixed-rate certificates of deposit was estimated by discounting the contractual cash flow using the discount rates implied by the high-grade corporate bond yield curve.

SHORT-TERM BORROWINGS Federal funds purchased, securities sold under agreements to repurchase and other short-term funds borrowed are at floating rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY Medium-term notes, Euro medium-term notes, bank notes, Federal Home Loan Bank Advances, capital lease obligations and mortgage note obligations totaled $15,251 million in 2000 and $13,237 million in 1999.

    Their estimated fair value was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities. Other long-term debt instruments and company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company were valued using available market quotes.

INTEREST RATE SWAPS, BASIS SWAPS AND OPTIONS The interest rate options and swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Eurodollar futures, swap and Treasury Note yield curves.

LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES The Company's commitments have floating rates and do not expose the Company to interest rate risk. No premium or discount was ascribed to the loan commitments because virtually all funding would be at current market rates.

U.S. Bancorp                                                                  53

The estimated fair values of the Company's financial instruments are shown in the table below.

                                                                       2000                   1999
                                                                ------------------------------------------
                                                                Carrying       Fair    Carrying       Fair
(Dollars in Millions)                                             Amount      Value      Amount      Value
----------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
   Cash and due from banks..................................    $ 4,142     $ 4,142    $ 4,036     $ 4,036
   Federal funds sold and resale agreements.................        457         457      1,037       1,037
   Trading account securities...............................        753         753        617         617
   Available-for-sale securities............................      4,282       4,282      4,871       4,871
   Loans
      Commercial
         Commercial.........................................     29,920      31,072     26,491      27,286
         Commercial real estate and construction............     14,651      15,290     14,106      14,717
         Lease financing....................................      4,096       4,190      2,372       2,300
      Consumer
         Residential mortgage...............................      2,485       2,566      2,661       2,672
         Home equity and second mortgage....................      9,438       9,886      8,681       8,918
         Credit card and revolving credit...................      6,367       7,448      6,128       6,865
         Other consumer installment.........................      2,134       2,240      2,446       2,484
      Allowance for credit losses...........................     (1,067)         --       (995)         --
                                                                ------------------------------------------
         Net loans..........................................     68,024      72,692     61,890      65,242
                                                                ------------------------------------------
         Total financial assets.............................     77,658      82,326     72,451      75,803
NONFINANCIAL ASSETS
   Core deposit intangible..................................        172       5,053        176       4,837
                                                                ------------------------------------------
         Total..............................................     77,830     $87,379     72,627     $80,640
                                                                            -------                -------
   Other assets.............................................      9,506                  8,903
                                                                 ------                --------
         Total assets.......................................    $87,336                $81,530
                                                                  ------               --------
FINANCIAL LIABILITIES
   Deposits
      Noninterest-bearing...................................    $15,653     $15,653    $16,050     $16,050
      Interest-bearing checking and other savings...........     31,176      31,176     29,671      29,671
      Time deposits . $100,000..............................      6,428       6,495      5,809       5,869
                                                                ------------------------------------------
         Total deposits.....................................     53,257      53,324     51,530      51,590
      Federal funds purchased...............................        978         978        297         297
      Securities sold under agreements to repurchase........        965         965      1,235       1,235
      Other short-term funds borrowed.......................        866         866        724         724
      Long-term debt........................................     18,566      18,658     16,563      16,602
      Company-obligated mandatorily redeemable preferred
      securities of subsidiary trusts holding solely the
      junior subordinated debentures of the parent
      company...............................................        950         905        950         844
                                                                ------------------------------------------
         Total financial liabilities........................     75,582     $75,696     71,299     $71,292
                                                                            -------                -------
NONFINANCIAL LIABILITIES....................................      3,114                  2,593
SHAREHOLDERS' EQUITY........................................      8,640                  7,638
                                                                 ------                --------
         Total liabilities and shareholders' equity.........    $87,336                $81,530
                                                                 ------                --------
Off-balance sheet financial instruments
      Unrecognized gain on interest rate swaps, basis swaps
      and options...........................................        N/A     $    79        N/A     $     6
      Unrecognized loss on interest rate swaps, basis swaps
      and options...........................................        N/A          56        N/A         240
      Loan commitments......................................        N/A          --        N/A          --
      Letters of credit.....................................        N/A          --        N/A          --
----------------------------------------------------------------------------------------------------------

 54                                                                 U.S. Bancorp

     NOTE S
         COMMITMENTS AND CONTINGENT LIABILITIES

Rental expense for operating leases amounted to $130.4 million in 2000, $111.2 million in 1999, and $121.0 million in 1998. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2000:

                                                                Capitalized    Operating
(Dollars in Millions)                                             Leases          Leases
----------------------------------------------------------------------------------------
2001........................................................      $ 11.4       $  149.5
2002........................................................        10.3          137.1
2003........................................................         8.7          117.3
2004........................................................         7.9           90.9
2005........................................................         6.6           77.5
Thereafter..................................................        56.5          470.6
                                                                ------------------------
Total minimum lease payments................................      $101.4       $1,042.9
                                                                               --------
Less amount representing interest...........................        42.3
                                                                  ------
Present value of net minimum lease payments.................      $ 59.1
----------------------------------------------------------------------------------------

    Various legal proceedings are currently pending against the Company. Due to their complex nature, it may be years before some matters are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

     NOTE T
         SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows.

Year Ended December 31 (Dollars in Millions)                      2000          1999         1998
-------------------------------------------------------------------------------------------------
Income taxes paid...........................................    $  746.9    $  701.7    $   552.8
Interest paid...............................................     3,018.4     2,342.9      2,324.1
Net noncash transfers to foreclosed property................        42.5        31.6         25.0
Change in unrealized gain (loss) on available-for-sale
 securities, net of taxes of $47.2 in 2000, $82.0 in 1999
 and $7.6 in 1998...........................................        76.8      (133.6)        12.5
                                                                ---------------------------------
Cash acquisitions of businesses:
   Fair value of noncash assets acquired....................    $  945.1    $  250.3    $ 2,249.7
   Liabilities assumed......................................      (649.1)      (29.8)    (1,469.5)
                                                                ---------------------------------
      Net...................................................    $  296.0    $  220.5    $   780.2
                                                                ---------------------------------
Stock acquisitions of businesses:
   Fair value of noncash assets acquired....................    $1,561.2    $3,521.2    $      --
   Net cash acquired........................................        63.5       462.4           --
   Liabilities assumed......................................    (1,327.1)   (2,708.1)          --
                                                                ---------------------------------
      Net value of common stock issued......................    $  297.6    $1,275.5    $      --
-------------------------------------------------------------------------------------------------

REGULATORY CAPITAL The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the "well capitalized" designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 2000, for the Company and its significant bank subsidiaries, see Tables 19 and 20 from which such information is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  55

     NOTE U
         U.S. BANCORP (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31 (Dollars in Millions)                                2000            1999
-------------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary banks, principally
 interest-bearing...........................................    $ 1,408       $   469
Available-for-sale securities...............................        288           309
Investments in:
   Bank affiliates..........................................      9,120         8,128
   Nonbank affiliates.......................................        880           669
Advances to:
   Bank affiliates..........................................      1,071         1,016
   Nonbank affiliates.......................................      1,361         1,357
Other assets................................................      1,368         1,236
                                                                ---------------------
      Total assets..........................................    $15,496       $13,184
                                                                ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed...................................    $    --       $    31
Advances from subsidiaries..................................         97           111
Long-term debt..............................................      5,128         3,805
Junior subordinated debentures issued to subsidiary
 trusts.....................................................        979           979
Other liabilities...........................................        652           620
Shareholders' equity........................................      8,640         7,638
                                                                ---------------------
      Total liabilities and shareholders' equity............    $15,496       $13,184
-------------------------------------------------------------------------------------

CONDENSED STATEMENT OF INCOME

Year Ended December 31 (Dollars in Millions)                        2000           1999         1998
------------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $915.0, $995.0 and
   $1,290.0 from bank subsidiaries).........................    $  923.5       $1,026.3       $1,387.1
Interest from subsidiaries..................................       234.8          177.2          159.3
Service and management fees from subsidiaries...............       213.8          191.5          240.4
Other income................................................       152.1          110.8          119.7
                                                                --------------------------------------
      Total income..........................................     1,524.2        1,505.8        1,906.5
EXPENSES
Interest on short-term funds borrowed.......................         5.0           15.5           16.9
Interest on long-term debt..................................       341.0          217.9          187.2
Interest on junior subordinated debentures issued to
 subsidiary trusts..........................................        76.6           76.6           70.1
Operating expenses paid to subsidiaries.....................        15.5            9.6           78.9
Merger-related charges......................................        20.8           13.9           25.6
Other expenses..............................................       153.8          166.5          197.9
                                                                --------------------------------------
      Total expenses........................................       612.7          500.0          576.6
                                                                --------------------------------------
Income before income taxes and equity in undistributed
   income of subsidiaries...................................       911.5        1,005.8        1,329.9
Income tax credit...........................................        (8.3)         (17.1)         (71.0)
                                                                --------------------------------------
Income of parent company....................................       919.8        1,022.9        1,400.9
Equity (deficiency) in undistributed income of subsidiaries:
   Bank affiliates..........................................       640.1          438.1         (101.6)
   Nonbank affiliates.......................................        32.1           45.5           28.1
                                                                --------------------------------------
                                                                   672.2          483.6          (73.5)
                                                                --------------------------------------
      Net income............................................    $1,592.0       $1,506.5       $1,327.4
------------------------------------------------------------------------------------------------------

 56                                                                 U.S. Bancorp

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31 (Dollars in Millions)                        2000           1999           1998
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................    $1,592.0       $1,506.5       $1,327.4
Adjustments to reconcile net income to net cash provided by
 operating activities:
   (Equity) deficiency in undistributed income of
    subsidiaries............................................      (672.2)        (483.6)          73.5
   Losses (gains) on available-for-sale securities..........         4.1           (8.6)         (12.5)
   Depreciation and amortization of premises and
    equipment...............................................        11.2           12.5           12.9
   Provision for deferred income taxes......................        36.3           17.0            4.4
   Amortization of goodwill and other intangible assets.....        11.7           11.5           11.0
   Decrease (increase) in accrued receivables...............        19.9          (19.4)          (3.9)
   Increase (decrease) in accrued liabilities...............        41.7           86.7         (124.0)
   Other -- net.............................................      (204.7)         (30.8)         (67.0)
                                                                --------------------------------------
      Net cash provided by operating activities.............       840.0        1,091.8        1,221.8
INVESTING ACTIVITIES
Available-for-sale securities
   Sales and maturities.....................................        88.6          127.5           83.0
   Purchases................................................       (49.4)        (323.5)         (59.9)
Investments in subsidiaries.................................        (4.6)         (26.0)      (1,114.6)
Equity distributions from subsidiaries......................          --          145.0          325.0
Net decrease (increase) in short-term advances to
 affiliates.................................................        97.2          (79.4)        (496.5)
Long-term advances made to affiliates.......................      (200.0)        (595.0)        (330.0)
Principal collected on long-term advances made to
 affiliates.................................................        40.0          285.0          295.0
Other -- net................................................      (127.0)        (157.0)          (6.8)
                                                                --------------------------------------
      Net cash used by investing activities.................      (155.2)        (623.4)      (1,304.8)
FINANCING ACTIVITIES
Net (decrease) increase in short-term advances from
 subsidiaries...............................................       (15.6)          62.6           21.4
Net (decrease) increase in short-term funds borrowed........       (31.0)         (16.8)          47.7
Proceeds from long-term debt................................     1,792.5        1,068.5        1,218.3
Principal payments on long-term debt........................      (526.9)        (737.7)        (190.5)
Issuance of junior subordinated debentures to subsidiary
 trusts.....................................................          --             --          360.8
Proceeds from dividend reinvestment, stock option and stock
 purchase plans.............................................       112.7          153.2          220.4
Repurchase of common stock..................................      (432.2)        (560.8)        (964.0)
Cash dividends..............................................      (644.7)        (573.1)        (516.4)
                                                                --------------------------------------
      Net cash provided (used) by financing activities......       254.8         (604.1)         197.7
                                                                --------------------------------------
      Change in cash and cash equivalents...................       939.6         (135.7)         114.7
Cash and cash equivalents at beginning of year..............       468.5          604.2          489.5
                                                                --------------------------------------
      Cash and cash equivalents at end of year..............    $1,408.1       $  468.5       $  604.2
------------------------------------------------------------------------------------------------------

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

U.S. Bancorp                                                                  57

REPORT  OF  MANAGEMENT

The financial statements of U.S. Bancorp were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and include amounts that are based on management's best estimates and judgment. All financial information throughout the Annual Report on Form 10-K is consistent with that in the financial statements.

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


/s/ John F. Grundhofer               /s/ Jerry A. Grundhofer

JOHN F. GRUNDHOFER                   JERRY A. GRUNDHOFER
Chairman                             President and
                                     Chief Executive Officer

/s/ David M. Moffett                 /s/ Terrance R. Dolan

DAVID M. MOFFETT                     TERRANCE R. DOLAN
Vice Chairman and                    Senior Vice President and
Chief Financial Officer              Controller

REPORT  OF  INDEPENDENT AUDITORS

The Board of Directors and Shareholders

U.S. Bancorp

We have audited the accompanying consolidated balance sheets of U.S. Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG, LLP

Minneapolis, Minnesota

January 18, 2001,
except for Note C, as to which
the date is February 27, 2001

 58                                                                 U.S. Bancorp

CONSOLIDATED BALANCE SHEET --

FIVE-YEAR SUMMARY

                                                                                                                         % Change
December 31 (Dollars in Millions)                                2000       1999       1998       1997       1996       1999-2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks...................................    $ 4,142    $ 4,036    $ 4,772    $ 4,739    $ 4,813           2.6%
Federal funds sold and resale agreements..................        457      1,037        544        692        898         (55.9)
Trading account securities................................        753        617        537        195        231          22.0
Held-to-maturity securities...............................         --         --         --         --        797            --
Available-for-sale securities
   U.S. Treasury..........................................        361        381        500        628      1,028          (5.2)
   Mortgage-backed........................................      2,493      2,906      3,438      4,366      4,104         (14.2)
   State and political....................................      1,039      1,135      1,255      1,331        573          (8.5)
   U.S. agencies and other................................        389        449        384        560        768         (13.4)
                                                              ---------------------------------------------------
      Total available-for-sale securities.................      4,282      4,871      5,577      6,885      6,473         (12.1)
Loans.....................................................     69,091     62,885     59,122     54,708     52,355           9.9
   Less allowance for credit losses.......................      1,067        995      1,001      1,009        993           7.2
                                                              ---------------------------------------------------
      Net loans...........................................     68,024     61,890     58,121     53,699     51,362           9.9
Other assets..............................................      9,678      9,079      6,887      5,085      5,175           6.6
                                                              ---------------------------------------------------
      Total assets........................................    $87,336    $81,530    $76,438    $71,295    $69,749           7.1%
                                                              ---------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing....................................    $15,653    $16,050    $16,377    $14,544    $14,344          (2.5)%
   Interest-bearing.......................................     37,604     35,480     33,657     34,483     35,012           6.0
                                                              ---------------------------------------------------
      Total deposits......................................     53,257     51,530     50,034     49,027     49,356           3.4
Short-term borrowings.....................................      2,809      2,256      3,365      3,292      6,592          24.5
Long-term debt............................................     18,566     16,563     13,781     10,247      5,369          12.1
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the
   junior subordinated debentures of the parent company...        950        950        950        600        600            --
Other liabilities.........................................      3,114      2,593      2,338      2,239      2,069          20.1
                                                              ---------------------------------------------------
      Total liabilities...................................     78,696     73,892     70,468     65,405     63,986           6.5
Shareholders' equity......................................      8,640      7,638      5,970      5,890      5,763          13.1
                                                              ---------------------------------------------------
      Total liabilities and shareholders' equity..........    $87,336    $81,530    $76,438    $71,295    $69,749           7.1%
---------------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  59

CONSOLIDATED STATEMENT OF INCOME -- FIVE-YEAR SUMMARY

                                                                                                                         % Change
Year Ended December 31 (Dollars in Millions)                 2000        1999        1998        1997        1996       1999-2000
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans................................................    $6,162.0    $5,208.6    $4,921.8    $4,784.5    $4,537.7         18.3%
Securities
   Taxable...........................................       230.3       250.6       303.6       371.5       420.5         (8.1)
   Exempt from federal income taxes..................        54.4        57.3        62.8        68.1        71.0         (5.1)
Other interest income................................       260.4       160.2       119.2        69.5        85.2         62.5
                                                         --------------------------------------------------------
      Total interest income..........................     6,707.1     5,676.7     5,407.4     5,293.6     5,114.4         18.2
INTEREST EXPENSE
Deposits.............................................     1,667.9     1,291.2     1,391.0     1,436.8     1,441.3         29.2
Federal funds purchased and repurchase agreements....       177.4       164.2       153.6       183.0       197.9          8.0
Other short-term funds borrowed......................        56.2        49.9        59.1       117.6       198.0         12.6
Long-term debt.......................................     1,257.0       833.4       672.7       459.0       303.8         50.8
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the
   junior subordinated debentures of the parent
   company...........................................        77.3        77.3        70.4        49.1         2.8           --
                                                         --------------------------------------------------------
      Total interest expense.........................     3,235.8     2,416.0     2,346.8     2,245.5     2,143.8         33.9
                                                         --------------------------------------------------------
Net interest income..................................     3,471.3     3,260.7     3,060.6     3,048.1     2,970.6          6.5
Provision for credit losses..........................       670.0       531.0       379.0       460.3       271.2         26.2
                                                         --------------------------------------------------------
Net interest income after provision for credit
   losses............................................     2,801.3     2,729.7     2,681.6     2,587.8     2,699.4          2.6
NONINTEREST INCOME
Credit card fee revenue..............................       723.2       603.1       574.8       418.8       351.5         19.9
Trust and investment management fees.................       473.9       459.7       413.0       348.0       302.3          3.1
Service charges on deposit accounts..................       469.3       434.6       406.0       396.2       377.2          8.0
Investment products fees and commissions.............       359.1       347.7       229.7        65.7        59.7          3.3
Investment banking revenue...........................       356.3       245.4       100.4          --          --         45.2
Trading account profits and commissions..............       252.5       215.9       118.1        30.9        29.0         17.0
Available-for-sale securities gains (losses).........         7.0        (1.3)       12.6         3.6        20.8            *
Gain on sale of mortgage banking operations..........          --          --          --          --        45.8           --
Termination fee......................................          --          --          --          --       190.0           --
Other................................................       617.1       453.6       402.0       352.0       406.8         36.0
                                                         --------------------------------------------------------
      Total noninterest income.......................     3,258.4     2,758.7     2,256.6     1,615.2     1,783.1         18.1
NONINTEREST EXPENSE
Salaries.............................................     1,677.0     1,460.9     1,210.9       969.3       964.5         14.8
Employee benefits....................................       279.0       248.4       222.3       217.4       220.3         12.3
Net occupancy........................................       236.9       204.6       187.4       182.0       179.4         15.8
Furniture and equipment..............................       167.4       160.1       153.4       165.4       175.2          4.6
Goodwill and other intangible assets.................       235.5       165.6       143.7       113.3       130.1         42.2
Merger-related charges...............................        61.3        62.4       216.5       511.6        88.1         (1.8)
Other................................................       941.3       824.9       710.1       653.3       780.5         14.1
                                                         --------------------------------------------------------
      Total noninterest expense......................     3,598.4     3,126.9     2,844.3     2,812.3     2,538.1         15.1
                                                         --------------------------------------------------------
Income before income taxes...........................     2,461.3     2,361.5     2,093.9     1,390.7     1,944.4          4.2
Applicable income taxes..............................       869.3       855.0       766.5       552.2       725.7          1.7
                                                         --------------------------------------------------------
Net income...........................................    $1,592.0    $1,506.5    $1,327.4    $  838.5    $1,218.7          5.7
                                                         --------------------------------------------------------
Net income applicable to common equity...............    $1,592.0    $1,506.5    $1,327.4    $  827.9    $1,200.3          5.7%
---------------------------------------------------------------------------------------------------------------------------------

* Not meaningful

 60                                                                 U.S. Bancorp

QUARTERLY  CONSOLIDATED FINANCIAL  DATA

                                                       2000                                              1999
                                   ----------------------------------------------------------------------------------------------
(Dollars in Millions, Except         Fourth       Third      Second       First        Fourth       Third      Second       First
Per Share Data)                     Quarter     Quarter     Quarter     Quarter       Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans..........................    $1,634.7    $1,582.9    $1,517.5    $1,426.9      $1,364.6    $1,333.3    $1,272.2    $1,238.5
Securities
   Taxable.....................        54.8        56.7        58.5        60.3          62.0        64.2        59.8        64.6
   Exempt from federal income
    taxes......................        13.1        13.5        13.8        14.0          14.1        14.2        14.3        14.7
Other interest income..........        65.9        67.2        64.9        62.4          47.3        40.1        38.6        34.2
                                   ----------------------------------------------------------------------------------------------
      Total interest income....     1,768.5     1,720.3     1,654.7     1,563.6       1,488.0     1,451.8     1,384.9     1,352.0
INTEREST EXPENSE
Deposits.......................       450.8       442.0       402.2       372.9         352.1       318.7       308.8       311.6
Federal funds purchased and
   repurchase agreements.......        50.9        37.0        45.7        43.8          32.8        48.4        43.6        39.4
Other short-term funds
 borrowed......................        14.7        12.9        15.0        13.6          12.0        12.9        12.1        12.9
Long-term debt.................       334.7       343.5       310.2       268.6         241.1       217.8       188.4       186.1
Company-obligated mandatorily
   redeemable preferred
   securities of subsidiary
   trusts holding solely the
   junior subordinated
   debentures of the parent
   company.....................        19.3        19.4        19.3        19.3          19.3        19.3        19.4        19.3
                                   ----------------------------------------------------------------------------------------------
      Total interest expense...       870.4       854.8       792.4       718.2         657.3       617.1       572.3       569.3
                                   ----------------------------------------------------------------------------------------------
Net interest income............       898.1       865.5       862.3       845.4         830.7       834.7       812.6       782.7
Provision for credit losses....       180.0       173.0       163.0       154.0         146.0       142.0       126.0       117.0
                                   ----------------------------------------------------------------------------------------------
Net interest income after
 provision for credit losses...       718.1       692.5       699.3       691.4         684.7       692.7       686.6       665.7
NONINTEREST INCOME
Credit card fee revenue........       193.8       192.8       177.1       159.5         166.3       161.3       148.7       126.8
Trust and investment management
 fees..........................       119.9       119.9       117.0       117.1         116.5       113.8       112.2       117.2
Service charges on deposit
 accounts......................       122.0       120.8       117.5       109.0         111.5       112.2       107.5       103.4
Investment products fees and
 commissions...................        79.8        81.3        81.8       116.2          88.0        79.5        91.6        88.6
Investment banking revenue.....        92.2        97.3        72.8        94.0          88.8        60.1        60.3        36.2
Trading account profits and
 commissions...................        60.7        50.0        58.2        83.6          65.5        48.4        50.5        51.5
Available-for-sale securities
 gains (losses)................         6.0         1.0          .3         (.3)          2.1        (3.4)         --          --
Other..........................       159.9       163.9       177.0       116.3         125.2       140.7        85.1       102.6
                                   ----------------------------------------------------------------------------------------------
      Total noninterest
       income..................       834.3       827.0       801.7       795.4         763.9       712.6       655.9       626.3
NONINTEREST EXPENSE
Salaries.......................       413.3       417.5       414.1       432.1         397.7       352.4       356.7       354.1
Employee benefits..............        70.6        63.0        69.3        76.1          65.0        59.8        53.6        70.0
Net occupancy..................        65.1        59.5        55.2        57.1          52.8        51.9        49.9        50.0
Furniture and equipment........        42.1        43.7        40.5        41.1          42.1        40.9        39.0        38.1
Goodwill and other intangible
 assets........................        61.6        58.9        58.4        56.6          49.6        41.6        36.6        37.8
Merger-related charges.........        17.5        15.7        15.0        13.1          27.7        16.8        15.0         2.9
Other..........................       235.5       241.8       239.1       224.9         236.2       220.8       202.0       165.9
                                   ----------------------------------------------------------------------------------------------
      Total noninterest
       expense.................       905.7       900.1       891.6       901.0         871.1       784.2       752.8       718.8
                                   ----------------------------------------------------------------------------------------------
Income before income taxes.....       646.7       619.4       609.4       585.8         577.5       621.1       589.7       573.2
Applicable income taxes........       228.1       218.1       216.3       206.8         208.5       224.7       215.4       206.4
                                   ----------------------------------------------------------------------------------------------
Net income.....................    $  418.6    $  401.3    $  393.1    $  379.0      $  369.0    $  396.4    $  374.3    $  366.8
                                   ----------------------------------------------------------------------------------------------
Earnings per share.............    $    .56    $    .54    $    .53    $    .51      $    .50    $    .55    $    .52    $    .51
Diluted earnings per share.....    $    .56    $    .54    $    .52    $    .51      $    .50    $    .54    $    .51    $    .50
SELECTED AVERAGE BALANCES
Loans..........................    $ 68,782    $ 67,233    $ 65,998    $ 63,709      $ 61,523    $ 61,349    $ 60,321    $ 59,081
Earning assets.................      77,015      75,713      74,545      72,144        69,540      69,271      67,979      66,738
Total assets...................      86,755      85,108      84,085      81,771        78,859      77,700      76,072      75,107
Deposits.......................      51,696      50,912      50,399      49,703        49,071      47,716      47,979      47,620
Long-term debt.................      18,967      19,592      18,627      17,082        16,161      15,733      14,416      13,967
Common equity..................       8,417       8,032       7,884       7,697         7,159       6,588       6,312       6,088
---------------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  61

CONSOLIDATED DAILY AVERAGE BALANCE

Year Ended December 31                             2000                                    1999
-------------------------------------------------------------------------------------------------------------------


                                                              Yields                                  Yields
(Dollars in Millions)                Balance    Interest   and Rates         Balance    Interest   and Rates
-------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale securities
   U.S. Treasury.................    $   378    $   21.4        5.66%        $   425    $   24.1        5.67%
   Mortgage-backed...............      2,755       186.8        6.78           3,138       206.9        6.59
   State and political...........      1,088        81.4        7.48           1,140        86.2        7.56
   U.S. agencies and other.......        445        21.1        4.74             450        18.5        4.11
                                       -----------------                     -------------------
      Total available-for-sale
         securities..............      4,666       310.7        6.66           5,153       335.7        6.51
      Unrealized (loss) gain on
         available-for-sale
         securities..............        (99)                                     18
                                      ------                                 -------
      Net available-for-sale
         securities..............      4,567                                   5,171
Held-to-maturity securities......         --          --          --              --          --          --
Trading account securities.......        779        57.6        7.39             630        41.3        6.56
Federal funds sold and resale
   agreements....................        604        32.1        5.31             535        23.0        4.30
Loans
   Commercial
      Commercial.................     29,074     2,518.1        8.66          25,030     1,920.1        7.67
      Real estate
         Commercial mortgage.....     10,123       894.9        8.84           8,645       730.9        8.45
         Construction............      4,440       427.1        9.62           3,661       324.9        8.87
      Lease financing............      2,890       227.8        7.88           2,251       160.8        7.14
                                       -----------------                     -------------------
         Total commercial........     46,527     4,067.9        8.74          39,587     3,136.7        7.92
   Consumer
      Home equity and second
         mortgage................      9,051       876.1        9.68           8,039       758.4        9.43
      Credit card................      4,173       580.0       13.90           4,029       528.7       13.12
      Other......................      4,114       446.9       10.86           6,134       581.4        9.48
                                       -----------------                     -------------------
         Subtotal................     17,338     1,903.0       10.98          18,202     1,868.5       10.27
      Residential mortgage.......      2,574       201.5        7.83           2,789       214.8        7.70
                                       -----------------                     -------------------
         Total consumer..........     19,912     2,104.5       10.57          20,991     2,083.3        9.92
                                       -----------------                     -------------------
         Total loans.............     66,439     6,172.4        9.29          60,578     5,220.0        8.62
   Allowance for credit losses...      1,062                                     998
                                      ------                                 -------
         Net loans...............     65,377                                  59,580
Other earning assets.............      2,375       203.8        8.58           1,496        98.7        6.60
                                       -----------------                     -------------------
         Total earning assets*...     74,863     6,776.6        9.05          68,392     5,718.7        8.36
Other assets.....................     10,736                                   9,535
                                      ------                                 -------
         Total assets............    $84,438                                 $76,947
                                      ------                                 -------
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Noninterest-bearing deposits.....    $14,196                                 $13,760
Interest-bearing deposits
   Interest checking.............      6,427       150.0        2.33           6,044       110.3        1.82
   Money market accounts.........     12,679       547.6        4.32          12,141       428.5        3.53
   Other savings accounts........      1,941        33.5        1.73           2,223        40.1        1.80
   Savings certificates..........      9,378       552.0        5.89           9,575       479.0        5.00
   Certificates over $100,000....      6,060       384.8        6.35           4,356       233.3        5.36
                                       -----------------                     -------------------
         Total interest-bearing
          deposits...............     36,485     1,667.9        4.57          34,339     1,291.2        3.76
Short-term borrowings............      3,321       233.6        7.03           3,887       214.1        5.51
Long-term debt...................     18,571     1,257.0        6.77          15,077       833.4        5.53
Company-obligated mandatorily
   redeemable preferred
   securities....................        950        77.3        8.14             950        77.3        8.14
                                       -----------------                     -------------------
         Total interest-bearing
          liabilities............     59,327     3,235.8        5.45          54,253     2,416.0        4.45
Other liabilities................      2,906                                   2,394
Preferred equity.................         --                                      --
Common equity....................      8,067                                   6,528
Accumulated other comprehensive
   income........................        (58)                                     12
                                      ------                                 -------
         Total liabilities and
          shareholders' equity...    $84,438                                 $76,947
                                      ------                                 -------
Net interest income..............               $3,540.8                                $3,302.7
                                                 -------                                 -------
Gross interest margin............                               3.60%                                   3.91%
                                                              --------                                --------
Gross interest margin without
   taxable-equivalent
   increments....................                               3.51%                                   3.85%
                                                              --------                                --------
PERCENT OF EARNING ASSETS
Interest income..................                               9.05%                                   8.36%
Interest expense.................                               4.32                                    3.53
                                                              --------                                --------
Net interest margin..............                               4.73                                    4.83
                                                              --------                                --------
Net interest margin without
   taxable-equivalent
   increments....................                               4.64%                                   4.77%
-------------------------------------------------------------------------------------------------------------------

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
 *Before deducting the allowance for credit losses and excluding the unrealized
  (loss) gain on available-for-sale securities.
**Not meaningful.

 62                                                                 U.S. Bancorp

SHEET AND RELATED YIELDS AND RATES

               1998                                 1997                                 1996                  1999-2000
------------------------------------------------------------------------------------------------------------------------
                                                                                                                       %
                                                                                                                  Change
                         Yields                               Yields                               Yields        Average
  Balance   Interest  and Rates        Balance   Interest  and Rates        Balance   Interest  and Rates        Balance
------------------------------------------------------------------------------------------------------------------------


  $   565   $   32.8      5.81%        $   734   $   42.7      5.82%        $ 1,255   $   74.3      5.92%        (11.1)%
    3,667      247.1      6.74           4,239      290.5      6.85           4,158      279.7      6.73         (12.2)
    1,260       98.2      7.79             889       69.8      7.85             555       47.0      8.47          (4.6)
      403       21.9      5.43             595       36.1      6.07             978       65.7      6.72          (1.1)
--------------------                   ------------------                   ------------------

    5,895      400.0      6.79           6,457      439.1      6.80           6,946      466.7      6.72          (9.5)


       97                                    3                                  (21)                                **
---------                              -------                              -------

    5,992                                6,460                                6,925                              (11.7)
       --         --        --             449       35.5      7.91             834       64.0      7.67           --
      290       18.7      6.45             168        9.7      5.77             233       13.2      5.67          23.7

      667       35.0      5.25             577       31.6      5.48             872       46.5      5.33          12.9


   22,608    1,794.6      7.94          20,578    1,690.0      8.21          19,211    1,583.0      8.24          16.2

    8,129      712.8      8.77           8,037      728.5      9.06           7,630      687.5      9.01          17.1
    2,652      240.1      9.05           2,255      216.9      9.62           1,707      165.4      9.69          21.3
    2,000      151.1      7.56           1,888      139.8      7.40           1,699      125.0      7.36          28.4
--------------------                   ------------------                   ------------------
   35,389    2,898.6      8.19          32,758    2,775.2      8.47          30,247    2,560.9      8.47          17.5


    6,130      585.0      9.54           5,555      532.6      9.59           4,708      441.4      9.38          12.6
    4,021      508.3     12.64           3,702      462.9     12.50           3,452      444.0     12.86           3.6
    6,803      656.0      9.64           6,894      673.2      9.77           7,037      680.6      9.67         (32.9)
--------------------                   ------------------                   ------------------
   16,954    1,749.3     10.32          16,151    1,668.7     10.33          15,197    1,566.0     10.30          (4.7)
    3,636      289.6      7.96           4,604      363.3      7.89           5,411      435.7      8.05          (7.7)
--------------------                   ------------------                   ------------------
   20,590    2,038.9      9.90          20,755    2,032.0      9.79          20,608    2,001.7      9.71          (5.1)
--------------------                   ------------------                   ------------------
   55,979    4,937.5      8.82          53,513    4,807.2      8.98          50,855    4,562.6      8.97           9.7
      997                                  998                                  973                                6.4
---------                              ------------------                   -------
   54,982                               52,515                               49,882                                9.7
    1,037       67.5      6.51             511       28.4      5.56             461       25.5      5.53          58.8
--------------------                   ------------------                   ------------------
   63,868    5,458.7      8.55          61,675    5,351.5      8.68          60,201    5,178.5      8.60           9.5
    8,823                                8,091                                8,195                               12.6
---------                              -------                              -------
  $71,791                              $68,771                              $67,402                                9.7%
---------                              -------                              -------


  $13,497                              $12,680                              $11,970                                3.2%

    5,754      104.2      1.81           5,561       92.2      1.66           5,678       90.1      1.59           6.3
   11,201      437.9      3.91          10,440      401.9      3.85          10,068      379.4      3.77           4.4
    2,465       51.2      2.08           2,799       61.2      2.19           3,157       70.7      2.24         (12.7)
   11,309      616.8      5.45          12,278      668.9      5.45          12,985      703.2      5.42          (2.1)
    3,101      180.9      5.83           3,578      212.6      5.94           3,394      197.9      5.83          39.1
--------------------                   ------------------                   ------------------

   33,830    1,391.0      4.11          34,656    1,436.8      4.15          35,282    1,441.3      4.09           6.2
    3,733      212.7      5.70           5,314      300.6      5.66           7,187      395.9      5.51         (14.6)
   11,481      672.7      5.86           7,527      459.0      6.10           4,908      303.8      6.19          23.2


      864       70.4      8.15             600       49.1      8.18              36        2.8      8.18            --
--------------------                   ------------------                   ------------------

   49,908    2,346.8      4.70          48,097    2,245.5      4.67          47,413    2,143.8      4.52           9.4
    2,337                                2,196                                2,100                               21.4
       --                                  131                                  240                                 --
    5,989                                5,665                                5,693                               23.6

       60                                    2                                  (14)                                **
---------                              -------                              -------

  $71,791                              $68,771                              $67,402                                9.7%
---------                              -------                              -------                              -----
            $3,111.9                             $3,106.0                             $3,034.7
            --------                             --------                             --------
                          3.85%                                4.01%                                4.08%
                        --------                             --------                             --------


                          3.77%                                3.91%                                3.98%
                        --------                             --------                             --------

                          8.55%                                8.68%                                8.60%
                          3.68                                 3.64                                 3.56
                        --------                             --------                             --------
                          4.87                                 5.04                                 5.04
                        --------                             --------                             --------


                          4.79%                                4.94%                                4.93%
----------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  63

SUPPLEMENTAL  FINANCIAL  DATA

EARNINGS PER SHARE SUMMARY                                       2000           1999           1998           1997           1996
---------------------------------------------------------------------------------------------------------------------------------
Earnings per share....................................          $2.14          $2.07          $1.81          $1.13          $1.60
Diluted earnings per share............................           2.13           2.06           1.78           1.11           1.57
---------------------------------------------------------------------------------------------------------------------------------
RATIOS
---------------------------------------------------------------------------------------------------------------------------------
Return on average assets..............................           1.89%          1.96%          1.85%          1.22%          1.81%
Return on average common equity.......................           19.9           23.0           21.9           14.6           21.1
Average total equity to average assets................            9.5            8.5            8.4            8.4            8.8
Dividends per share to net income per share...........           40.2           37.7           38.7           54.9           34.4
---------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
---------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding -- year-end *...............    752,059,861    753,330,212    725,761,718    739,933,014    738,017,970
Average common shares outstanding and common stock
   equivalents
      Earnings per share..............................    745,093,996    727,530,843    733,897,845    733,550,892    749,178,474
      Diluted earnings per share......................    747,855,624    732,990,811    744,178,143    742,913,736    766,172,004
Number of shareholders -- year-end**..................         47,094         38,104         38,069         41,657         43,353
Average number of employees (full-time equivalents)...         28,949         26,891         26,526         25,858         27,157
Common dividends paid (millions)......................         $644.7         $573.1         $516.4         $445.7         $406.9
---------------------------------------------------------------------------------------------------------------------------------

*Defined as total common shares less common stock held in treasury. **Based on number of common stock shareholders of record.

STOCK PRICE RANGE AND DIVIDENDS

                                                         2000                                             1999
                                      -------------------------------------------------------------------------------------------
                                             Sales Price                                      Sales Price
                                      --------------------------       Dividends       --------------------------       Dividends
                                        High                 Low            Paid         High                 Low            Paid
---------------------------------------------------------------------------------------------------------------------------------
First quarter.....................    $24.00              $16.88       $   .215        $37.94              $30.13       $   .195
Second quarter....................     27.38               19.13           .215         37.81               30.50           .195
Third quarter.....................     23.25               18.00           .215         34.81               28.06           .195
Fourth quarter....................     30.44               19.38           .215         38.06               21.88           .195
Closing price -- December 31......               29.19                                            23.81
---------------------------------------------------------------------------------------------------------------------------------

The common stock of U.S. Bancorp is traded on the New York Stock Exchange, under the ticker symbol "USB."

 64                                                                 U.S. Bancorp

COMMERCIAL LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                              December 31, 2000
                                                                ---------------------------------------------
                                                                In 1 Year       After 1 Year
(Dollars in Millions)                                             or Less    Through 5 Years    After 5 Years
-------------------------------------------------------------------------------------------------------------
Commercial..................................................      $26,200            $ 3,387          $   333
Real estate
   Commercial mortgage......................................        4,788              3,818            1,602
   Construction.............................................        4,114                245               84
Lease financing.............................................          956              2,403              737
                                                                ---------------------------------------------
      Total.................................................      $36,058            $ 9,853          $ 2,756
-------------------------------------------------------------------------------------------------------------
                                                                   Due in          Due After
                                                                 One Year           One Year            Total
-------------------------------------------------------------------------------------------------------------
Loans at fixed interest rates...............................      $ 4,384            $ 9,453          $13,837
Loans at variable interest rates............................       31,674              3,156           34,830
                                                                ---------------------------------------------
      Total.................................................      $36,058            $12,609          $48,667
-------------------------------------------------------------------------------------------------------------

TIME CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE AT DECEMBER 31

                                                                                            Maturing
                                                               ------------------------------------------------------------------
                                                                Under          Three         Six to           Over
                                                                Three         to Six         Twelve         Twelve
(Dollars in Millions)                                          Months         Months         Months         Months          Total
---------------------------------------------------------------------------------------------------------------------------------
2000....................................................       $3,615         $ 929          $1,038          $846          $6,428
1999....................................................        3,474         1,193             566           576           5,809
1998....................................................        1,541           365             439           478           2,823
---------------------------------------------------------------------------------------------------------------------------------

SHORT-TERM FUNDS BORROWED

                                                                Average           Maximum             Average            Weighted
                                                                  Daily       Outstanding       Interest Rate             Average
                                          Outstanding            Amount         Month End         Paid During       Interest Rate
(Dollars in Millions)                     at Year End       Outstanding           Balance            the Year         at Year End
---------------------------------------------------------------------------------------------------------------------------------
2000
Federal funds purchased and
   securities sold under agreements
   to repurchase...................          $ 1,943           $ 2,386        $    3,748                7.44%               5.93%
Other..............................              866               935             1,109                6.01                5.63
                                             --------------------------
         Total.....................          $ 2,809           $ 3,321             4,857                7.03                5.83
                                             --------------------------
1999
Federal funds purchased and
   securities sold under agreements
   to repurchase...................          $ 1,532           $ 2,877        $    3,701                5.71%               4.74%
Other..............................              724             1,010             1,254                4.94                4.95
                                             --------------------------
         Total.....................          $ 2,256           $ 3,887             4,752                5.51                4.80
                                             --------------------------
1998
Federal funds purchased and
   securities sold under agreements
   to repurchase...................          $ 2,682           $ 2,582        $    2,775                5.95%               4.60%
Other..............................              683             1,151             1,500                5.13                4.54
                                             --------------------------
         Total.....................          $ 3,365           $ 3,733             3,909                5.70                4.59
---------------------------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  65

BUSINESS

GENERAL U.S. Bancorp (the "Company") is a multi-state bank holding company headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1929. In February 2001, the Company completed a merger with Firstar Corporation of Milwaukee, Wisconsin. Following the merger, the Company owns 100 percent of the capital stock of each of seven banks and eleven trust companies having approximately 2,200 banking offices in 24 Midwestern and Western states. The Company offers full-service brokerage services at approximately 100 offices through a wholly owned subsidiary. The Company also has various nonbank subsidiaries engaged in financial services.

    The banks are engaged in general commercial banking business, principally in domestic markets. They range in size from less than $1.0 million to $53.5 billion in deposits and provide a wide variety of services to individuals, businesses, industry, institutional organizations, governmental entities and other financial institutions. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as treasury management and receivable lockbox collection are provided for corporate customers. The Company's bank and trust subsidiaries provide a full range of fiduciary activities for individuals, estates, foundations, business corporations and charitable organizations.

    The Company provides banking services through its subsidiary banks to both domestic and foreign customers and correspondent banks. These services include consumer banking, commercial lending, financing of import/export trade, foreign exchange and investment services.

    The Company, through its subsidiaries, also provides services in trust, commercial and agricultural finance, data processing, leasing and brokerage services.

    On a full-time equivalent basis during 2000, employment of the Company prior to the merger with Firstar Corporation averaged a total of 28,949 employees.

COMPETITION The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies.

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

    Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking. The Company must obtain the prior approval of the Board before acquiring more than five percent of the outstanding shares of another bank or bank holding company, and must provide notice to, and in some situations obtain the prior approval of, the Board in connection with the acquisition of more than five percent of the outstanding shares of a company engaged in a "bank-related" business.

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

    The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified bank holding companies. Effective March 11, 2000, a bank holding company can qualify as a "financial holding company" and expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the Board. The Company qualified as a financial holding company on March 13, 2000.

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

PROPERTIES

The Company and its significant subsidiaries occupy their headquarter offices through both ownership and under long-term leases. The Company leases seven freestanding operations centers in St. Paul, Milwaukee, Nashville and Denver, and owns operations centers in Cincinnati, Kansas City, St. Louis, Fargo and Portland. At December 31, 2000, the subsidiaries of the Company prior to the merger with Firstar Corporation owned and operated a total of 599 facilities and leased an additional 780 facilities, all of which are well maintained. Additional information with respect to premises and equipment is presented in Notes I and S to Consolidated Financial Statements.

 66                                                                 U.S. Bancorp

EXHIBITS

FINANCIAL STATEMENTS FILED                                  Page
----------------------------------------------------------------
U.S. Bancorp and Subsidiaries Consolidated Financial
 Statements                                                  27
Notes to Consolidated Financial Statements                   31
Report of Independent Auditors                               58

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

    During the three months ended December 31, 2000, the Company filed the following Current Reports on Form 8-K:

    Form 8-K filed October 4, 2000 announcing entry into an Agreement and Plan of Merger with Firstar Corporation; and

    Form 8-K filed October 12, 2000 attaching copy of Agreement and Plan of Merger with Firstar Corporation.

    The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

 (1)2.1   Agreement and Plan of Merger, dated as of October 3,
          2000, as amended, between U.S. Bancorp and Firstar
          Corporation. Filed as Exhibits 2.1, 2.2 and 2.3 to
          Registration Statement on Form S-4, File No.
          333-48532.
 (1)2.2   Stock Option Agreement, dated October 3, 2000, between
          Firstar Corporation and U.S. Bancorp. Filed as Exhibit
          2.4 to Registration Statement on Form S-4, File No.
          333-48532.
 (1)2.3   Stock Option Agreement, dated October 3, 2000, between
          U.S. Bancorp and Firstar Corporation. Filed as Exhibit
          2.5 to Registration Statement on Form S-4, File No.
          333-48532.
    3.1   Restated Certificate of Incorporation, as amended.
    3.2   Restated Bylaws.
    4.1   [Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K,
          copies of instruments defining the rights of holders
          of long-term debt are not filed. U.S. Bancorp agrees
          to furnish a copy thereof to the Securities and
          Exchange Commission upon request.]
 (1)4.2   Warrant Agreement, dated as of October 2, 1995,
          between U.S. Bancorp and First Chicago Trust Company
          of New York, as Warrant Agent and Form of Warrant.
          Filed as Exhibits 4.18 and 4.19 to Registration
          Statement on Form S-3, File No. 33-61667.
 (1)4.3   Certificate of Designation and Terms of Term
          Participating Preferred Stock of U.S. Bancorp. Filed
          as Exhibit 4.1 to Registration Statement on Form S-4,
          File No. 333-75603.
 (1)4.4   Forms of Warrant Agreements, dated as of November 5,
          1996, between Monarch Bancorp (predecessor of Western
          Bancorp) and certain Warrantholders, and accompanying
          Forms of Warrants, assumed by U.S. Bancorp upon its
          acquisition of Western Bancorp on November 15, 1999.
          Filed as Exhibit 4.5 to report on Form 10-K for the
          year ended December 31, 1999.
(1)(2)10.1 U.S. Bancorp 1999 Stock Incentive Plan, as amended.
          Filed as Exhibit 10.2 to report on Form 10-K for the
          year ended December 31, 1999.
(1)(2)10.2 Description of U.S. Bancorp Stock Option Loan Policy.
          Filed as Exhibit 10M to report on Form 10-K for the
          year ended December 31, 1996.
(1)(2)10.3 U.S. Bancorp 1995 Executive Incentive Plan, as
          amended. Filed as Exhibit 10A to report on Form 10-Q
          for the quarter ended March 31, 1997.
(1)(2)10.4 U.S. Bancorp Annual Incentive Plan, as amended. Filed as Exhibit 10E to report on Form 10-K for the year
          ended December 31, 1996.
(1)(2)10.5 U.S. Bancorp Executive Deferral Plan, as amended.
          Filed as Exhibit 10.7 to report on Form 10-K for the
          year ended December 31, 1999.
(1)(2)10.6 U.S. Bancorp Nonqualified Supplemental Executive
          Retirement Plan, as amended. Filed as Exhibit 10.8 to
          report on Form 10-K for the year ended December 31,
          1999.
(1)(2)10.7 U.S. Bancorp Special Executive Deferral Plan, as
          amended. Filed as Exhibit 10.9 to report on Form 10-K
          for the year ended December 31, 1999.
(1)(2)10.8 Amended and Restated Supplemental Benefits Plan of the
          former U.S. Bancorp. Filed as Exhibit 10.10 to report
          on Form 10-K for the year ended December 31, 1997.
(1)(2)10.9 1991 Executive Deferred Compensation Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.11 to
          report on Form 10-K for the year ended December 31,
          1997.
(1)(2)10.10 Deferred Compensation Trust Agreement of the former
          U.S. Bancorp. Filed as Exhibit 10.12 to report on Form
          10-K for the year ended December 31, 1997.
(1)(2)10.11 1991 Performance and Equity Incentive Plan of the
          former U.S. Bancorp. Filed as Exhibit 10.13 to report
          on Form 10-K for the year ended December 31, 1997.
(1)(2)10.12 Description of Retirement Benefits of Joshua Green
          III. Filed as Exhibit 10.14 to report on Form 10-K for
          the year ended December 31, 1997.
(1)(2)10.13 Form of Director Indemnification Agreement entered into with former Directors of the former U.S. Bancorp.
          Filed as Exhibit 10.15 to report on Form 10-K for the
          year ended December 31, 1997.
(1)(2)10.14 Description of health insurance premium reimbursement plan for former Directors of West One Bancorp. Filed
          as Exhibit 10.16 to report on Form 10-K for the year
          ended December 31, 1997.
(1)(2)10.15 U.S. Bancorp Independent Director Retirement and Death
          Benefit Plan, as amended. Filed as Exhibit 10.17 to
          report on Form 10-K for the year ended December 31,
          1999.
(1)(2)10.16 U.S. Bancorp Deferred Compensation Plan for Directors,
          as amended. Filed as Exhibit 10.18 to report on Form
          10-K for the year ended December 31, 1999.
(1)(2)10.17 Form of Change-in-Control Agreement between U.S.
          Bancorp and certain officers of the Company. Filed as
          Exhibit 10.19 to report on Form 10-K for the year
          ended December 31, 1999.
(1)(2)10.18 Amended and Restated Employment Agreement with John F.
          Grundhofer. Filed as Exhibit 10.1 to report on Form
          10-Q for the quarter ended June 30, 2000.
(1)(2)10.19 Employment Agreement with Andrew S. Duff. Filed as
          Exhibit 10.24 to report on Form 10-K for the year
          ended December 31, 1999.
(2)10.20  Separation Agreement and General Release with Philip
          G. Heasley.
   12     Statement re: Computation of Ratio of Earnings to
          Fixed Charges.
   21     Subsidiaries of the Registrant.
   23     Consent of Ernst & Young LLP.

(1) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

(2) Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

U.S. Bancorp                                                                  67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2001, on its behalf by the undersigned thereunto duly authorized.

U.S. Bancorp

By: John F. Grundhofer

Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

JERRY A. GRUNDHOFER
President, Chief Executive Officer and Director
(principal executive officer)

DAVID M. MOFFETT
Vice Chairman and Chief Financial Officer
(principal financial officer)

TERRANCE R. DOLAN
Senior Vice President and Controller
(principal accounting officer)

JOHN F. GRUNDHOFER
Chairman and Director

LINDA L. AHLERS
Director

ARTHUR D. COLLINS, JR.
Director

PETER H. COORS
Director

JOHN C. DANNEMILLER
Director

VICTORIA BUYNISKI GLUCKMAN
Director

JOSHUA GREEN III
Director

J.P. HAYDEN, JR.
Director

ROGER L. HOWE
Director

THOMAS H. JACOBSEN
Director

DELBERT W. JOHNSON
Director

JOEL W. JOHNSON
Director

JERRY W. LEVIN
Director

SHELDON B. LUBAR
Director

FRANK LYON, JR.
Director

DANIEL F. MCKEITHAN, JR.
Director

DAVID B. O'MALEY
Director

O'DELL M. OWENS, M.D., M.P.H.
Director

THOMAS E. PETRY
Director

RICHARD G. REITEN
Director

S. WALTER RICHEY
Director

WARREN R. STALEY
Director

JOHN J. STOLLENWERK
Director

PATRICK T. STOKES
Director

 68                                                                 U.S. Bancorp