Form 10-Q
period 2001-03-31
US BANCORP \DE\
filed 2001-05-15
CIK 36104

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                        OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM (NOT APPLICABLE)

                         COMMISSION FILE NUMBER 1-6880

                                  U.S. BANCORP
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                           41-0255900
(State or other jurisdiction of incorporation or                    (I.R.S. Employer
                 organization)                                   Identification Number)

                                U.S. BANK PLACE,
                            601 SECOND AVENUE SOUTH,
                       MINNEAPOLIS, MINNESOTA 55402-4302
             (Address of principal executive offices and Zip Code)

                                 (612) 973-1111
              (Registrant's telephone number, including area code)

                                (NOT APPLICABLE)
              (Former name, former address and former fiscal year,
                         if changed since last report)
                          ---------------------------

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

                     Class                                  Outstanding as of April 30, 2001
          Common Stock, $.01 Par Value                            1,905,611,475 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition          3
  and Results of Operations (Item 2)........................
Quantitative and Qualitative Disclosures About Market Risk          16
 (Item 3)...................................................
Financial Statements (Item 1)...............................        20
PART II -- OTHER INFORMATION
Changes in Securities (Item 2)..............................        34
Submission of Matters to a Vote of Security Holders (Item           34
 4).........................................................
Exhibits and Reports on Form 8-K (Item 6)...................        34
Signature...................................................        34

Exhibit 12 -- Computation of Ratio of Earnings to Fixed              Inside Back
 Charges....................................................               Cover

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, projected earnings growth, anticipated future expenses and revenues, and the future prospects of the Company. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in the Company's reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company's on-balance sheet and off-balance sheet assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet, or bank regulatory reform; and (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp                                                                   1

FINANCIAL  SUMMARY

                                                                Three Months Ended
                                                                         March 31,
                                                              --------------------
(Dollars in Millions, Except Per Share Data)                      2001        2000
----------------------------------------------------------------------------------
Operating earnings*.........................................  $  797.3    $  729.8
Merger and restructuring-related charges (after-tax)........     387.2        43.0
                                                              --------------------
 Net income.................................................  $  410.1    $  686.8
                                                              --------------------
PER COMMON SHARE
Earnings per share..........................................  $    .22    $    .36
Diluted earnings per share..................................       .21         .36
Dividends declared**........................................     .1875       .1625
Book value per share........................................      8.00        7.31
Market value per share......................................     23.20       22.94
FINANCIAL RATIOS
Return on average assets....................................      1.02%       1.79%
Return on average equity....................................      10.8        19.6
Net interest margin (taxable-equivalent basis)..............      4.41        4.44
Efficiency ratio............................................      65.2        52.8
SELECTED FINANCIAL RATIOS EXCLUDING MERGER AND
 RESTRUCTURING-RELATED CHARGES*
Return on average assets....................................      1.98%       1.90%
Return on average equity....................................      20.9        20.8
Efficiency ratio............................................      50.5        50.4
Banking efficiency ratio***.................................      45.7        45.4
AVERAGE BALANCE SHEET DATA
Loans.......................................................  $121,769    $114,553
Earning assets..............................................   143,859     136,609
Assets......................................................   163,123     154,121
Deposits....................................................   104,484     101,510
Total shareholders' equity..................................    15,467      14,101
                                                              --------------------

                                                              March 31    December 31
                                                                  2001           2000
                                                                 --------------------
PERIOD END
Loans.......................................................  $119,649     $122,365
Allowance for credit losses.................................     1,729        1,787
Assets......................................................   160,274      164,921
Deposits....................................................   104,842      109,535
Total shareholders' equity..................................    15,243       15,168
Tangible common equity****..................................       7.2%         6.8%
Tier 1 capital ratio........................................       7.4          7.2
Total risk-based capital ratio..............................      10.7         10.6
Leverage ratio..............................................       7.5          7.4
-------------------------------------------------------------------------------------

 *The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related charges referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the impact of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.
 **Dividends per share have not been restated for the Company's 2001 merger with the former U.S. Bancorp ("USBM").
 ***Without investment banking and brokerage activity.
****Defined as shareholders' equity less goodwill as a percentage of total assets less goodwill.

 2                                                                  U.S. Bancorp

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported net income of $410.1 million in the first quarter of 2001, or $.21 per diluted share, compared with $686.8 million, or $.36 per diluted share, in the first quarter of 2000. Return on average assets and return on average common equity were 1.02 percent and 10.8 percent in the first quarter of 2001, compared with 1.79 percent and 19.6 percent for the same period of 2000. Net income reflects after-tax merger and restructuring-related charges of $387.2 million ($570.8 million on a pretax basis) in the first quarter of 2001 compared with $43.0 million ($65.0 on a pre-tax basis) in the first quarter of 2000. Total merger and restructuring-related charges on a pre-tax basis included $356.5 million of noninterest expense and $166.6 million of provision for credit losses associated with the merger of Firstar and USBM, $22.6 million of restructuring charges for U.S. Bancorp Piper Jaffray and $25.1 million of noninterest expense for other recent acquisitions including the merger with Mercantile Bancorporation, Scripps Financial Corporation and the purchase of 41 branches in Tennessee from First Union National Bank.

    The Company reported operating earnings (net income excluding merger and restructuring-related charges) of $797.3 million for the first quarter of 2001, compared with $729.8 million for the first quarter of 2000. Operating earnings of $.42 per diluted share in the first quarter of 2001 were $.04, or 10.5 percent, higher than the same period of 2000. On a cash basis, operating earnings increased to $.48 per diluted share in the first quarter of 2001 from $.43 in the first quarter of 2000. Return on average common equity and return on average assets, excluding merger and restructuring-related charges, were 20.9 percent and 1.98 percent, respectively, in the first quarter of 2001, compared with returns of 20.8 percent and 1.90 percent in the first quarter of 2000. Excluding merger and restructuring-related charges, the efficiency ratio (the ratio of expenses to revenues) was 50.5 percent in the first quarter of 2001, compared with 50.4 percent in the first quarter of 2000. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity) before merger and restructuring-related charges was 45.7 percent in first quarter of 2001 compared with 45.4 percent for the same period in 2000.

    Operating earnings for the first quarter of 2001 included a number of significant unusual gains and losses (summarized in Table 2). The net impact of the unusual items was not material to the Company's operating earnings in the first quarter of 2001. However, individual revenue and expense categories were materially affected. Net revenue on a taxable-equivalent basis for the first quarter of 2001 grew by $282.0 million, or 10.5 percent, over the first quarter of 2000. The increase is primarily due to $216.0 million of securities gains during the first quarter of 2001 compared with $.3 million of securities losses and a $10.8 million gain on the sale of a building in the first quarter of 2000. These net gains are somewhat offset by adverse capital markets conditions during the first quarter of 2001 relative to the same period of a year ago. As a result of these conditions, capital markets revenues and trust and asset management-related revenues declined approximately $100 million from a year ago. Excluding the impact of gains from securities and other asset sales and the impact of market conditions on capital markets, trust and asset management revenues, total revenue for the first quarter of 2001 grew by approximately $180 million, or 8.5%, over the same period of 2000. This reflects core-bank revenue growth of approximately 6.1 percent and the impact of acquisitions. Total noninterest expense, excluding merger and restructuring-related charges of $404.2 million, increased over the first quarter of 2000 by $36.7 million, or
2.7 percent, primarily due to $55.8 million of unusual expense items. Without these expense items, noninterest expense would have decreased in the first quarter of 2001 by $19.1 million, or 1.4 percent, from the first quarter of 2000, reflecting a decline in expenses of $55.6 million directly related to a reduction in capital markets revenues offset by the impact of recent acquisitions. Refer to "Acquisition and Divestiture Activity" for further information on the timing of acquisitions and "Noninterest Expense" for further discussion of merger and restructuring-related charges. The provision for credit losses for the first quarter of 2001, excluding merger and restructuring-related charges of $166.6 million, increased by $182.6 million over the first quarter of 2000. The increase is primarily due to a $160.0 million charge to the provision for credit losses incurred in connection with an accelerated loan workout strategy. Refer to "Corporate Risk Profile" for further information on provision for credit losses, net charge-offs, nonperforming

U.S. Bancorp                                                                   3

     TABLE 1
         SUMMARY OF CONSOLIDATED INCOME

                                                                 Three Months Ended
                                                                     March 31,
(Taxable-Equivalent Basis;                                      --------------------
Dollars in Millions, Except Per Share Data)                         2001        2000
--------------------
CONDENSED INCOME STATEMENT
Interest income.............................................    $3,037.3    $2,861.2
Interest expense............................................     1,463.2     1,349.6
                                                                --------------------
   Net interest income......................................     1,574.1     1,511.6
Securities gains (losses), net..............................       216.0         (.3)
Noninterest income..........................................     1,184.9     1,181.7
                                                                --------------------
   Net revenue..............................................     2,975.0     2,693.0
Noninterest expense.........................................     1,394.3     1,357.6
Provision for credit losses.................................       365.8       183.2
                                                                --------------------
   Income before taxes and merger and restructuring-related
    charges.................................................     1,214.9     1,152.2
Taxable-equivalent adjustment...............................        18.5        22.0
Income taxes................................................       399.1       400.4
                                                                --------------------
Operating earnings*.........................................       797.3       729.8
Merger and restructuring-related charges (after-tax)........       387.2        43.0
                                                                --------------------
   Net income in accordance with GAAP.......................    $  410.1    $  686.8
                                                                --------------------
PER COMMON SHARE
Basic earnings per share....................................    $    .22    $    .36
Diluted earnings per share..................................         .21         .36
Dividends declared**........................................       .1875       .1625
                                                                --------------------
FINANCIAL RATIOS
Return on average assets....................................        1.02%       1.79%
Return on average equity....................................        10.8        19.6
Net interest margin (taxable-equivalent basis)..............        4.41        4.44
Efficiency ratio............................................        65.2        52.8
                                                                --------------------
FINANCIAL RATIOS EXCLUDING MERGER AND RESTRUCTURING-RELATED
 CHARGES*
Return on average assets....................................        1.98%       1.90%
Return on average equity....................................        20.9        20.8
Efficiency ratio............................................        50.5        50.4
Banking efficiency ratio***.................................        45.7        45.4
                                                                --------------------
RECONCILIATION OF OPERATING EARNINGS* TO NET INCOME IN
 ACCORDANCE WITH GAAP
Operating earnings..........................................    $  797.3    $  729.8
Merger and restructuring-related items
   Merger and restructuring-related charges.................      (404.2)      (65.0)
   Provision for credit losses..............................      (166.6)         --
   Applicable tax benefit...................................       183.6        22.0
                                                                --------------------
Net income in accordance with GAAP..........................    $  410.1    $  686.8
------------------------------------------------------------------------------------

 *The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related charges referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the impact of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.
 **Dividends per share have not been restated for the Company's 2001 merger with USBM.

***Without investment banking and brokerage activity.

assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

    The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related charges referred to in this analysis as "operating earnings". Operating earnings and related discussions are presented as supplementary information

 4                                                                  U.S. Bancorp

     TABLE 2
         SIGNIFICANT ITEMS IN OPERATING EARNINGS

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
(Dollars in Millions)                                                  2001
----------------------------------------------------------------------------------
Securities gains, net.......................................          $208.3
Principal-only residuals and other..........................             7.7
                                                                    --------------
      Total significant gains                                         $216.0
                                                                    --------------
Provision for accelerated workout strategy..................           160.0
Partnership and equity investments..........................            36.8
Mortgage servicing rights impairment........................             7.4
Other, net..................................................            11.6
                                                                    --------------
      Total significant losses                                        $215.8
----------------------------------------------------------------------------------

in this analysis to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the non-recurring effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related charges excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

ACQUISITION AND DIVESTITURE ACTIVITY The Company is the organization created by the merger of Firstar Corporation ("Firstar") of Milwaukee, Wisconsin and the former U.S. Bancorp ("USBM") of Minneapolis, Minnesota. The merger was completed on February 27, 2001, as a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies.

    Operating results for the first quarter of 2001 reflect the following transactions accounted for as purchases in 2000. On October 13, 2000, the Company acquired Scripps Financial Corporation of San Diego, California, which has 10 branches in San Diego county and total assets of $650 million. On September 28, 2000, the Company acquired Lyon Financial Services, Inc., a wholly owned subsidiary of the privately held Schwan's Sales Enterprises Inc. in Marshall, Minnesota. Lyon Financial specializes in small-ticket lease transactions and had $1.3 billion in assets. On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology leasing company with total assets of $280 million. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, California, which had 11 branches in San Diego county and total assets of $491 million. In addition to these business combinations, the Company purchased 41 branches in Tennessee from First Union National Bank on December 8, 2000 representing approximately $424 million in loans and $1.78 billion in deposits. Refer to Note 3 and Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business which include: Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets and Treasury and Corporate Support. Business line results are derived from the Company's profitability reporting systems. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced, product lines change or business segments are realigned to better respond to our diverse customer base. During the first quarter of 2001, certain organizations and methodology changes were made to reflect the recent merger. Accordingly, all results for 2001 and 2000 have been restated and presented on a consistent basis.

    Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $518.7 million of the Company's pre-tax operating income in the first quarter of 2001, a 13.0 percent increase over the same period of 2000. Total revenue grew by 14.2 percent from the first quarter of 2000 to the first quarter of 2001, the result of core loan and deposit growth, as well as the impact of acquisitions in the equipment finance division, and an increase in noninterest income (17.5 percent), primarily due to cash management-related fees and growth in international banking fees. Deposit growth was driven by the Company's Pay.gov program which contributed $325 million of deposit balances. Offsetting the favorable variance in revenue was an increase in noninterest expense (20.6 percent), primarily due to the

U.S. Bancorp                                                                   5

     TABLE 3
        LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                 Wholesale                          Consumer
                                                  Banking                           Banking
                                      -----------------------------------------------------------------
For the Three Months Ended March 31                           Percent                          Percent
(Dollars in Millions)                     2001        2000     Change       2001        2000    Change
-------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
 (taxable-equivalent basis)...        $  499.3    $  440.3       13.4%   $ 752.4    $  744.7        1.0%
Noninterest income...                    131.3       111.7       17.5      315.3       256.7       22.8
                                      --------------------                 -----------------
     Total revenue...                    630.6       552.0       14.2    1,067.7     1,001.4        6.6
Noninterest expense...                   108.5        91.1       19.1      438.4       431.1        1.7
Other intangible amortization...            .3          .4      (25.0)      23.3        16.1       44.7
Goodwill amortization...                   3.1         1.3         **        1.0         1.2      (16.7)
                                      --------------------                 -----------------
     Total noninterest expense...        111.9        92.8       20.6      462.7       448.4        3.2
                                      --------------------                 -----------------
       Operating income...               518.7       459.2       13.0      605.0       553.0        9.4
Provision for credit losses...             6.8        30.5         **      114.0        75.7       50.6
                                      --------------------                 -----------------
Income before income taxes...            511.9       428.7       19.4      491.0       477.3        2.9
Income taxes and taxable-equivalent
 adjustment...                           186.4       156.0       19.5      178.7       173.7        2.9
                                      --------------------                 -----------------
Operating earnings, before merger
 and restructuring- related
 charges...                           $  325.5    $  272.7       19.4    $ 312.3    $  303.6        2.9
                                      --------------------                 -----------------
Merger and restructuring-related
 charges (after-tax)*...
Net income...
AVERAGE BALANCE SHEET DATA
Loans......                           $ 57,861    $ 53,553        8.0    $42,110    $ 40,853        3.1
Assets.....                             63,644      58,413        9.0     47,857      46,221        3.5
Noninterest-bearing deposits...          9,927       9,476        4.8     11,299      11,665       (3.1)
Interest-bearing deposits...             5,549       4,733       17.2     62,851      62,912        (.1)
                                      --------------------                 -----------------
     Total deposits...                $ 15,476    $ 14,209        8.9    $74,150    $ 74,577        (.6)
-------------------------------------------------------------------------------------------------------

                                          Private Client, Trust
                                          and Asset Management
                                     -------------------------------
For the Three Months Ended March 31                          Percent
(Dollars in Millions)                    2001        2000     Change
CONDENSED INCOME STATEMENT
Net interest income
 (taxable-equivalent basis)...       $   59.0    $   50.1       17.8%
Noninterest income...                   219.3       226.6       (3.2)
                                         ----------------
     Total revenue...                   278.3       276.7         .6
Noninterest expense...                  121.8       116.9        4.2
Other intangible amortization...          4.9         5.0       (2.0)
Goodwill amortization...                   .3          .3         --
                                         ----------------
     Total noninterest expense...       127.0       122.2        3.9
                                         ----------------
       Operating income...              151.3       154.5       (2.1)
Provision for credit losses...            3.4          .8         **
                                         ----------------
Income before income taxes...           147.9       153.7       (3.8)
Income taxes and taxable-equivalent
 adjustment...                           53.8        55.9       (3.8)
                                         ----------------
Operating earnings, before merger
 and restructuring- related
 charges...                          $   94.1    $   97.8       (3.8)
                                         ----------------
Merger and restructuring-related
 charges (after-tax)*...
Net income...
AVERAGE BALANCE SHEET DATA
Loans......                          $  4,114    $  3,658       12.5
Assets.....                             5,522       5,008       10.3
Noninterest-bearing deposits...         2,285       1,560       46.5
Interest-bearing deposits...            5,029       4,772        5.4
                                         ----------------
     Total deposits...               $  7,314    $  6,332       15.5
-------------------------------------------------------------------------------

 *Merger and restructuring-related charges are not allocated to the business lines.

**Not meaningful.

leasing acquisitions and planned growth in targeted markets.

    Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines ("ATMs"). It encompasses community banking, metropolitan banking, small business banking, consumer banking and investment sales. Consumer Banking contributed $605.0 million of the Company's pre-tax operating income in the first quarter of 2001, a 9.4 percent increase over the same period of 2000. Total revenue growth of 6.6 percent in the first quarter of 2001 over the same quarter of 2000 can be primarily attributed to an increase in retail deposit and cash management fees, the result of core account growth, product pricing enhancements and the acquisition of 41 branches in Tennessee during the fourth quarter of 2000 and growth in other fee-based product revenues. Mortgage banking and investment product revenues also contributed to the favorable variance. Partially offsetting the increase in revenue was an increase in noninterest expense (3.2 percent) primarily related to the Tennessee branch acquisition.

    Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody, and Mutual Fund Services, LLC. The business segment also offers investment management services to several client segments including mutual funds, institutional customers, and private asset management. Private Client, Trust and Asset Management contributed $151.3 million of the Company's pre-tax operating income in the first quarter of 2001, a 2.1 percent decline from the same period of 2000. Strong growth in net interest income (17.8 percent) in the first quarter of 2001 from the first quarter of 2000, the result of core loan and deposit growth, was offset by a decrease in noninterest income (3.2 percent) due to lower asset management and trust fee revenues adversely affected by

 6                                                                  U.S. Bancorp

                   Payment                             Capital                     Treasury and
                   Services                            Markets                  Corporate Support
---------------------------------------------------------------------------------------------------
                                Percent                             Percent
           2001        2000      Change        2001        2000      Change        2001        2000
---------------------------------------------------------------------------------------------------
       $  141.2    $  132.9         6.2%   $    5.4    $    9.3       (41.9%)  $  116.8    $  134.3
          245.6       213.3        15.1       222.2       319.2       (30.4)      267.2        53.9
           ----------------                    ----------------                  ------------------
          386.8       346.2        11.7       227.6       328.5       (30.7)      384.0       188.2
           93.2        94.0         (.9)      191.8       256.9       (25.3)      326.2       271.8
            6.2         5.4        14.8          --          --          --         9.2        10.5
            3.4         1.9        78.9          .1          .2       (50.0)       62.6        53.5
           ----------------                    ----------------                  ------------------
          102.8       101.3         1.5       191.9       257.1       (25.4)      398.0       335.8
           ----------------                    ----------------                  ------------------
          284.0       244.9        16.0        35.7        71.4       (50.0)      (14.0)     (147.6)
           91.7        81.4        12.7         (.3)        (.1)         **       150.2        (5.2)
           ----------------                    ----------------                  ------------------
          192.3       163.5        17.6        36.0        71.5       (49.6)     (164.2)     (142.4)
           70.0        59.5        17.6        13.1        26.2       (49.6)      (84.4)      (48.7)
           ----------------                    ----------------                  ------------------
       $  122.3    $  104.0        17.6    $   22.9    $   45.3       (49.6)   $  (79.8)   $  (93.7)
           ----------------                    ----------------                  ------------------
       $  9,890    $  8,342        18.6    $    483    $    255        89.4    $  7,311    $  7,892
         10,540       8,845        19.2       3,367       3,284         2.5      32,193      32,350
            152         142         7.0         160         154         3.9        (232)        762
              1          --          --           1           1          --       7,463       5,334
           ----------------                    ----------------                  ------------------
       $    153    $    142         7.7    $    161    $    155         3.9    $  7,231    $  6,096
---------------------------------------------------------------------------------------------------

               Consolidated
                 Company
---  --------------------------------
                              Percent
         2001        2000      Change
     $1,574.1    $1,511.6         4.1%
      1,400.9     1,181.4        18.6
     --------------------
      2,975.0     2,693.0        10.5
      1,279.9     1,261.8         1.4
         43.9        37.4        17.4
         70.5        58.4        20.7
     --------------------
      1,394.3     1,357.6         2.7
     --------------------
      1,580.7     1,335.4        18.4
        365.8       183.2        99.7
     --------------------
      1,214.9     1,152.2         5.4
        417.6       422.4        (1.1)
     --------------------
        797.3       729.8         9.2
     --------------------
       (387.2)      (43.0)
     --------------------
     $  410.1    $  686.8
     --------------------
     $121,769    $114,553         6.3
      163,123     154,121         5.8
       23,591      23,759         (.7)
       80,893      77,751         4.0
     --------------------
     $104,484    $101,510         2.9
------------------------------------------------

recent capital market conditions and a general increase in noninterest expense (3.9 percent).

    Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $284.0 million of the Company's pre-tax operating income in the first quarter of 2001, a 16.0 percent increase over the same period of 2000. Strong revenue growth of 11.7 percent, primarily due to growth in credit card and payment processing fees, was partially offset by an increase in noninterest expense (1.5 percent).

    Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of brokerage offices. Capital Markets contributed $35.7 million of the Company's pre-tax operating income in the first quarter of 2001, a 50.0 percent decline from the first quarter of 2000. The unfavorable variances in pre-tax operating income from the first of 2000 were due to significant decreases in fees related to trading, investment product fees and commissions and investment banking revenues.

    Treasury and Corporate Support includes the Company's investment and residential mortgage portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to loan and deposit balances, and the change in residual allocations associated with the provision for credit losses. It also includes business activities managed on a corporate basis, including income and expense of enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded a pre-tax operating loss of $14.0 million in the first quarter of 2001, compared to a loss of $147.6 million in the first quarter of 2000. Included in this business segment in the first quarter of 2001 were approximately $208.0 million of securities gains partially offset by $36.8 million of unusual expense items related to the write-down of certain partnerships and equity

U.S. Bancorp                                                                   7
investments. Additionally, a $160.0 million charge to the provision for credit losses was recorded in this business unit in connection with an accelerated loan workout strategy. Pretax operating results in the first quarter of 2000 includes approximately $.3 million of securities losses and a $10.8 million gain on the sale of an office tower in Boise, Idaho.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME First quarter net interest income on a taxable-equivalent basis was $1,574.1 million, compared with $1,511.6 million recorded in the first quarter of 2000. Average earning assets for the period increased over the first quarter of 2000 by $7.3 billion, or 5.3 percent, primarily driven by core commercial and retail loan growth of $9.3 billion and the impact of acquisitions, offset by a $3.7 billion decline in lower margin residential mortgages. The net interest margin was essentially flat in the first quarter of 2001 at 4.41 percent, compared with 4.44 percent in the first quarter of 2000. Excluding residential mortgage loans, average loans for the first quarter were higher by $10.9 billion, or 10.6 percent, than the first quarter of 2000, reflecting both core loan growth and acquisitions. In addition, $3.0 billion of short term, high quality, low yielding commercial loans were funded in the loan conduit, Stellar Funding Group, Inc. in the first quarter of 2001. Total average loans for the first quarter, excluding residential mortgage loans, but including loans funded in the loan conduit, grew by $11.7 billion, or 11.1 percent, over the first quarter of 2000.

    Average investment securities were $17.9 billion during the first quarter of 2001 compared to $17.8 billion in the first quarter of 2000. Investment securities at March 31, 2001, were $1.1 billion less than at December 31, 2000, primarily reflecting net sales of securities. During the first quarter of 2001, the Company sold $9.3 billion of investment securities recognizing gains of $208.3 million and purchased $8.7 billion of investment securities.

    Average interest-bearing deposits grew by $3.1 billion, or 4.0 percent, over the first quarter of 2000, reflecting bank acquisitions, growth in core money market deposits and increases in time deposits greater than $100,000. Average net free funds increased $652 million to $24.8 billion for the first quarter compared with a year ago. However, average noninterest-bearing deposits in the first quarter of 2001 were slightly lower than the first quarter of 2000.

PROVISION FOR CREDIT LOSSES The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management. During the first quarter of 2001, the provision was $532.4 million, compared with $183.2 million for the first quarter of 2000. Included in the provision for credit losses for the first quarter of 2001 is a merger-related charge totaling $166.6 million consisting of: a $90.0 million charge to align risk management

     TABLE 4
         ANALYSIS OF NET INTEREST INCOME

                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
(Dollars in Millions)                                               2001        2000
------------------------------------------------------------------------------------
Components of net interest income
   Income on earning assets.................................    $3,037.3    $2,861.2
   Expenses on interest-bearing liabilities.................     1,463.2     1,349.6
                                                                  ------------------
Net interest income (taxable-equivalent basis)..............    $1,574.1    $1,511.6
                                                                  ------------------
Net interest income, as reported............................    $1,555.6    $1,489.6
                                                                  ------------------
Average yields and rates paid (taxable-equivalent basis)
   Earning assets yield.....................................        8.53%       8.41%
   Rate paid on interest-bearing liabilities................        4.98        4.82
                                                                  ------------------
Gross interest margin.......................................        3.55%       3.59%
                                                                  ------------------
Net interest margin.........................................        4.41%       4.44%
                                                                  ------------------
Average balances
   Investment securities....................................    $ 17,875    $ 17,778
   Loans....................................................     121,769     114,553
   Earning assets...........................................     143,859     136,609
   Interest-bearing liabilities.............................     119,055     112,457
   Net free funds*..........................................      24,804      24,152
------------------------------------------------------------------------------------

*Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

 8                                                                  U.S. Bancorp
practices, align chargeoff policies and to expedite the transition out of a specific segment of the health care industry not meeting the risk profile of the new company; and, a $76.6 provision for losses related to the sale of consumer loans. The consumer loan portfolios sold represent high loan-to-value home equity loans and the indirect automobile loan portfolio of the former USBM. Excluding the merger and restructuring-related provision of $166.6 million, the provision for credit losses for the first quarter of 2001 increased by $182.6 million over the first quarter of 2000 primarily due to a $160.0 million charge incurred in connection with an accelerated loan workout strategy. The additional provision for credit losses was taken after an extensive review of the Company's commercial portfolio in light of recent declining economic conditions and company-specific trends. In connection with this strategy, the Company has written down the carrying values of these loans to estimated secondary market prices or liquidation values and intends to aggressively pursue the disposition or restructuring of these loans in a relatively short period of time.

    Refer to "Corporate Risk Profile" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

NONINTEREST INCOME First quarter 2001 noninterest income was $1,400.9 million, an increase of $219.5 million, or 18.6 percent, from the same quarter of 2000. Noninterest income during the first quarter of 2001 included $216.0 million of gains related to the sale of investment securities and principal-only residuals. Noninterest income for the same period in 2000 had $10.5 million of net gains from asset sales, including securities losses of $.3 million and a $10.8 million gain related to the sale of an office tower. Excluding the impact of these net gains, noninterest income in the first quarter of 2001 increased approximately $14.0 million, or 1.2 percent, compared to the first quarter of 2000. Credit card and payment processing revenue was higher in the first quarter of 2001 over the same period of 2000 by $30.8 million, or 14.1 percent, reflecting continued growth in corporate, merchant and retail card product fees. Deposit service charges, cash management fees, commercial product revenue, and mortgage banking revenue also improved in the first quarter of 2001 over the first quarter of 2000 by $23.1 million (18.7 percent), $5.0 million (7.0 percent), $14.5 million (23.5 percent), and $5.5 million (12.9 percent), respectively. The increases in deposit service charges, cash management fees and commercial product revenue were primarily driven by growth in core business and product fee enhancements during 2000. The increase in mortgage banking revenue in the first quarter of 2001 over the first quarter of 2000 was due to an increase in origination fees, partially offset by a decrease in gains on the sale of servicing rights. Offsetting the growth in these items, year-over-year, was a reduction in capital markets (primarily U.S. Bancorp Piper Jaffray and U.S. Bancorp Libra) and trust and asset management-related revenues, which declined by approximately $100 million from the first quarter of 2000, reflecting adverse equity capital market conditions and declining asset values. Excluding the impact of the net gains from asset sales and these market-driven revenues, first quarter of 2001 noninterest income would have increased by approximately $114 million, or 18.2 percent.

     TABLE 5
         NONINTEREST INCOME

                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
(Dollars in Millions)                                                2001         2000
--------------------------------------------------------------------------------------
Credit card and payment processing revenue..................    $   249.7    $   218.9
Trust and investment management fees........................        225.0        230.9
Deposit service charges.....................................        146.5        123.4
Cash management fees........................................         76.8         71.8
Mortgage banking revenue....................................         48.2         42.7
Trading account profits and commissions.....................         71.9         85.3
Investment products fees and commissions....................        125.7        140.8
Investment banking revenue..................................         60.2         94.0
Insurance product revenue...................................         39.6         33.3
Commercial product revenue..................................         76.1         61.6
Retail product revenue......................................         17.9         18.3
Securities gains (losses), net..............................        216.0          (.3)
Other.......................................................         47.3         60.7
                                                                     -----------------
   Total noninterest income.................................    $ 1,400.9    $ 1,181.4
--------------------------------------------------------------------------------------

U.S. Bancorp                                                                   9

     TABLE 6
         NONINTEREST EXPENSE

                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
(Dollars in Millions)                                               2001        2000
------------------------------------------------------------------------------------
Salaries....................................................    $  590.5    $  629.6
Employee benefits...........................................       108.1       111.9
Net occupancy...............................................       110.1        97.2
Furniture and equipment.....................................        76.9        76.7
Professional services.......................................        30.6        23.3
Advertising and marketing...................................        32.2        27.2
Travel and entertainment....................................        25.1        22.5
Software....................................................        30.1        27.6
Data processing.............................................        26.8        34.9
Communication...............................................        38.7        33.6
Postage.....................................................        46.9        44.6
Printing....................................................        21.1        21.9
Goodwill....................................................        70.5        58.4
Other intangible assets.....................................        43.9        37.4
Other.......................................................       142.8       110.8
                                                                   -----------------
   Total operating noninterest expense......................     1,394.3     1,357.6
Merger and restructuring-related charges....................       404.2        65.0
                                                                   -----------------
   Total noninterest expense................................    $1,798.5    $1,422.6
                                                                   -----------------
Efficiency ratio*...........................................        65.2%       52.8%
Efficiency ratio, before merger and restructuring-related
 charges....................................................        50.5        50.4
Banking efficiency ratio, before merger and
 restructuring-related charges**............................        45.7        45.4
------------------------------------------------------------------------------------

 *Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

**Without investment banking and brokerage activity.

NONINTEREST EXPENSE First quarter 2001 noninterest expense was $1,798.5 million, an increase of $375.9 million, or 26.4 percent, from the same quarter of 2000. During the first quarter of 2001, noninterest expense included $404.2 million of merger and restructuring related charges compared with $65.0 million in the first quarter of 2000. Excluding merger and restructuring-related charges, noninterest expense for the first quarter of 2001 totaled $1,394.3 million, an increase of $36.7 million, or 2.7 percent, from the first quarter of 2000. The increase in noninterest expense on an operating basis, was primarily the result of unusual expense items totaling $55.8 million and the impact of recent acquisitions offset by a decline of approximately $55.6 million in expenses associated with the slow-down in capital market-related activities. Net occupancy, goodwill and other intangible expenses increased primarily due to the purchase of 41 branches in Tennessee completed in the fourth quarter of 2000. Excluding the $55.8 million of unusual expense items and merger and restructuring-related charges, noninterest expense would have decreased in the first quarter of 2001 by $19.1 million, or 1.4 percent, from the first quarter of 2000.

    In the first quarter of 2001, merger and restructuring-related charges consisted of $356.5 million of expenses associated with the merger of Firstar and USBM, $22.6 million of restructuring expense for U.S. Bancorp Piper Jaffray and $25.1 million of noninterest expense for other recent acquisitions. Other acquisitions primarily represent Mercantile Bancorporation, the Tennessee branch purchase and Scripps Financial Corporation.

    With respect to the Firstar/USBM merger, the $356.5 million of merger and restructuring-related expenses included $123.6 million of severance and employee-related costs, $23.6 million of building and equipment costs and $60.6 million of investment banking and transaction costs. The charges also included $76.0 million of contributions to charitable foundations, $15.0 million of non-credit related restructurings, $38.4 million for asset impairments and related costs and $19.3 million of conversion and integration expenses. Total merger and restructuring-related expenses associated with the merger of Firstar and USBM are expected to be $970 million, exceeding the original estimate of $800 million by $170 million. The majority of the increase is due to risk management policy conformance and the restructuring of the credit portfolio, which were not anticipated at the time the merger was announced. This credit portfolio restructuring, however, is expected to enhance the

 10                                                                 U.S. Bancorp
overall credit risk profile of the Company. In addition, cost savings associated with the merger of Firstar and USBM are also expected to be higher than the original estimate of $266 million. The Company now anticipates that cost savings from the merger will be approximately $325 million, with an accelerated phase-in of the cost savings in 2001. Along with the additional cost savings, the Company has identified revenue enhancements that were not originally included in the transaction economics.

    In response to significant changes in the securities markets during the past six months, including increased volatility, changes in equity valuations, a slow down in the market for new and secondary issuances of equity, and the increasingly competitive environment for the industry, U.S. Bancorp Piper Jaffray is restructuring its operations. The restructuring is expected to improve the operating efficiency of the individual businesses by removing excess capacity from the product distribution system and by implementing new, more effective operating models. Of the estimated $26.0 million of total restructuring expense to be incurred in 2001, $22.6 million, representing primarily employee severance costs and certain asset impairments, was expensed in the first quarter of 2001.

INCOME TAX EXPENSE The provision for income taxes was $215.5 million (an effective rate of 34.4 percent) in the first quarter of 2001 compared with $378.4 million (an effective rate of 35.5 percent) for the first quarter of 2000. On an operating basis (excluding impact of merger and restructuring charges), the provision for income taxes was $399.1 million (an effective rate of 33.4 percent) in the first quarter of 2001 and $400.4 million (an effective rate of 35.4 percent) for the same period last year.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $119.7 billion at March 31, 2001, a decrease of $2.7 billion from $122.4 billion at December 31, 2000. Commercial loans, including lease financing, totaled $51.9 billion at March 31, 2001, a decline of $884 million (1.7 percent) from year-end 2000. This decrease in commercial loans occurred as a result of the Company funding $3.0 billion of short term, high quality, low yielding, commercial loans into the loan conduit, Stellar Funding Group, Inc. in the first quarter of 2001. The Company's portfolio of commercial real estate mortgages and construction loans remained stable at $26.4 billion at March 31, 2001 and December 31, 2000. Residential mortgages, held in the loan portfolio, continued to decline in the first quarter of 2001, decreasing to $7.4 billion at March 31, 2001, from $7.8 billion at December 31, 2000. Total retail loan outstandings, which includes credit card, retail leasing, home equity and other retail loans, decreased $1.5 billion to $33.9 billion at March 31, 2001, from $35.4 billion at December 31, 2000. In the first quarter of 2001, the Company sold $1.3 billion of high loan-to-value home equity loans and the indirect automobile portfolio, both held by the former USBM, causing the decline in outstanding retail loans balances from year-end.

LOANS HELD FOR SALE Outstanding balances of loans held for sale, primarily residential mortgage loans to be sold in the secondary markets, increased 58.4 percent from December 31, 2000 to $1.2 billion. This increase reflects the surge in residential mortgage production volume in the first quarter of 2001, as production increased to $2.7 billion, up from $1.8 billion in the fourth quarter of 2000.

SECURITIES At March 31, 2001, investment securities, both available-for-sale and held-to-maturity, totaled $16.5 billion, compared with $17.6 billion at December 31, 2000, primarily reflecting the net sales of available-for-sale securities. During the first quarter of 2001, the Company sold $9.3 billion of available-for-sale securities and purchased $8.7 billion of investment securities.

DEPOSITS Total deposits were $104.8 billion at March 31, 2001, down $4.7 billion (4.3 percent) from year-end 2000. Noninterest-bearing deposits were $24.8 billion at March 31, 2001, compared with $26.6 billion at December 31, 2000. Interest-bearing deposits, including time deposits greater than $100,000, totaled $80.0 billion at March 31, 2001, compared with $82.9 billion at December 31, 2000. The decrease in noninterest-bearing deposit balances is primarily attributable to seasonality. The decrease in interest-bearing was primarily due to decreases in time deposits greater than $100,000, in response to the lower funding requirements of the Company in the first quarter as a result of the loan sales previously described.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $11.7 billion at March 31, 2001, down from $11.8 billion at year-end 2000. Long-term debt was $21.7 billion at March 31, 2001, down from $21.9 billion at December 31, 2000.

CORPORATE RISK PROFILE

CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit

U.S. Bancorp                                                                  11
policies, and uniform underwriting criteria for all loans including specialized lending categories such as mortgage banking, real estate construction and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions. The Company utilizes a credit risk rating system in order to measure the credit quality of individual commercial loan transactions. The risk rating system is intended to identify and measure the credit quality of lending relationships. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in nonlending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans.

    In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage, and macroeconomic factors. Generally, the domestic economy experienced slower growth in 2000. During the first quarter of 2001, corporate earnings growth rates have continued to decline and credit quality indicators among certain industry sectors have continued to deteriorate. Large corporate and middle-market commercial businesses have announced or begun to implement restructuring activities in an effort to improve operating margins. The stagnate economic growth is evidenced by the Federal Reserve Board's recent actions during late 2000 and throughout the first quarter of 2001 to stimulate economic growth through a series of interest rate reductions. In response to declining economic conditions, company-specific portfolio trends, and the merger, the Company has undertaken an extensive review of its commercial and consumer loan portfolios. As a result of this review, the Company has taken several actions during the first quarter of 2001 including aligning the risk management practices and chargeoff policies of the companies, restructuring a specific segment of its healthcare portfolio and selling certain consumer loan portfolios of the former USBM. The Company also implemented an accelerated loan workout strategy for certain commercial credits. The impact of these actions is discussed throughout the following sections.

ANALYSIS OF NET CHARGE-OFFS Total net loan charge-offs were $477.1 million in the first quarter of 2001 compared with $183.1 million in the first quarter of 2000. The increase in net charge-offs of $294.0 million was due to actions taken by the Company during the quarter, deterioration in economic conditions affecting the commercial loan portfolio and a seasonal increase in credit card net charge-offs. Included in net charge-offs are $90.0 million of write-offs to conform risk management practices, align charge-off policies and expedite the transition out a specific segment of the health care portfolio not meeting the risk profile of the combined company. On an operating basis, net loan charge-offs (excluding merger and restructuring-related items) in the first quarter of 2001 were $387.1 million. Total net charge-offs, excluding merger-related items, included $160.0 million of charge-offs taken on commercial credits with pre-charge off commitments totaling $480 million related to the Company's accelerated loan workout strategy.

    Commercial and commercial real estate loan net charge-offs were $319.2 million for the first quarter of 2001, or 1.64 percent of average loans outstanding, compared with $86.9 million, or .44 percent, in the fourth quarter of 2000 and $52.3 million, or .29 percent, of average loans outstanding, in the first quarter of 2000. Commercial and commercial real estate loan net charge-offs in the first quarter of 2001 included $255.0 million in merger and restructuring-related charge-offs and charge-offs associated with the Company's accelerated loan workout strategy. Excluding net charge-offs associated with the merger and accelerated workout strategy, commercial and commercial real estate loan net charge-offs were .33 percent of average loans outstanding. The Company expects total net charge-offs in the second quarter of 2001 to increase modestly from the net charge-offs, excluding those associated with the merger and accelerated workout strategy, reported in the first quarter of 2001.

 12                                                                 U.S. Bancorp

     TABLE 7
         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
(Dollars in Millions)                                               2001        2000
------------------------------------------------------------------------------------
Balance at beginning of period..............................    $1,786.9    $1,710.3
CHARGE-OFFS
   Commercial
      Commercial............................................       283.2        66.4
      Lease financing.......................................        29.1         3.9
                                                                   -----------------
         Total commercial...................................       312.3        70.3
   Commercial real estate
      Commercial mortgages..................................        31.5         2.3
      Construction and development..........................         1.4          --
                                                                   -----------------
         Total commercial real estate.......................        32.9         2.3
   Residential mortgages....................................         3.9         5.1
   Retail
      Credit card...........................................        64.5        55.6
      Retail leasing........................................         6.9         2.3
      Other retail..........................................       115.2        96.4
                                                                   -----------------
         Total retail.......................................       186.6       154.3
                                                                   -----------------
            Total charge-offs...............................       535.7       232.0
RECOVERIES
   Commercial
      Commercial............................................        12.9        17.0
      Lease financing.......................................         9.5          .8
                                                                   -----------------
         Total commercial...................................        22.4        17.8
   Commercial real estate
      Commercial mortgages..................................         3.0         2.1
      Construction and development..........................          .6          .4
                                                                   -----------------
         Total commercial real estate.......................         3.6         2.5
   Residential mortgages....................................          .7          .3
   Retail
      Credit card...........................................         6.7         6.9
      Retail leasing........................................          .7          .4
      Other retail..........................................        24.5        21.0
                                                                   -----------------
         Total retail.......................................        31.9        28.3
                                                                   -----------------
            Total recoveries................................        58.6        48.9
NET CHARGE-OFFS
   Commercial
      Commercial............................................       270.3        49.4
      Lease financing.......................................        19.6         3.1
                                                                   -----------------
         Total commercial...................................       289.9        52.5
   Commercial real estate
      Commercial mortgages..................................        28.5          .2
      Construction and development..........................          .8         (.4)
                                                                   -----------------
         Total commercial real estate.......................        29.3         (.2)
   Residential mortgages....................................         3.2         4.8
   Retail
      Credit card...........................................        57.8        48.7
      Retail leasing........................................         6.2         1.9
      Other retail..........................................        90.7        75.4
                                                                   -----------------
         Total retail.......................................       154.7       126.0
                                                                   -----------------
            Total net charge-offs...........................       477.1       183.1
                                                                   -----------------
Provision for credit losses.................................       532.4       183.2
Losses from consumer loan sales.............................      (113.6)         --
Acquisitions and other changes..............................          .5        15.7
                                                                   -----------------
Balance at end of period....................................    $1,729.1    $1,726.1
                                                                   -----------------
Allowance as a percentage of:
   Period-end loans.........................................        1.45%       1.50%
   Nonperforming loans......................................         176         315
   Nonperforming assets.....................................         159         277
   Annualized net charge-offs...............................          89         234
------------------------------------------------------------------------------------

U.S. Bancorp                                                                  13

    Retail loan net charge-offs of $154.7 million were higher than the same period of 2000 by $28.7 million, or 22.8 percent, and $15.1 million, or 10.8 percent, more than the fourth quarter of 2000. Included in the first quarter of 2001 retail loan charge-offs were $21.3 million of charge-offs associated with portfolios sold at the end of the quarter. Retail loan net charge-offs as a percent of average loans outstanding were 1.79 percent in the first quarter of 2001, compared with 1.62 percent and 1.64 percent in the fourth quarter of 2000 and first quarter of 2000, respectively. Excluding the net charge-offs related to the sold portfolios, retail loan net charge-offs as a percent of average loans outstanding would have been 1.54 percent.

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets at March 31, 2001 totaled $1,090.8 million, compared with $867.0 million at December 31, 2000, and $622.4 million at March 31, 2000. The increase of $223.8 million in nonperforming assets from December 31, 2000 to March 31, 2001 was primarily due to the merger and restructuring-related and risk management actions taken during the quarter, as credits were reduced to secondary market value and placed on nonperforming status. The ratio of nonperforming assets to loans and other real estate was .91 percent at March 31, 2001, compared with .71 percent at December 31, 2000 and
 .54 percent at March 31, 2000. Although the Company has credit and non-credit relationships with companies in the energy industry, the Company does not have direct credit exposure to troubled California utilities. Given management's accelerated loan workout strategy, the Company expects nonperforming loans to decline modestly from the March 31, 2001 totals through the remainder of 2001.

    Accruing loans 90 days or more past due at March 31, 2001, totaled $390.7 million, compared with $385.2 million at December 31, 2000. These loans are not included in nonperforming assets because they are expected to be returned to current status. Retail loans 30 to 89 days past due were 1.73 percent of the retail loan portfolio at March 31, 2001 compared with 2.02 percent at December 31, 2000. The percentage of retail loans 90 days or more past due totaled .84 percent of total retail loans at March 31, 2001, compared with .79 percent at December 31, 2000. The increase is primarily due to the seasonality of credit card delinquencies.

ANALYSIS AND DETERMINATION OF THE ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses provides coverage for probable losses inherit in the Company's loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including regulatory guidance and economic conditions.

    The allowance for credit losses was $1,729.1 million at March 31, 2001, lower than the allowance for credit losses of $1,786.9 million at December 31, 2000. Several factors impacted the allowance for credit losses during the quarter including

     TABLE 8
         NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
                                                                    2001        2000
------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................        2.34%        .46%
   Lease financing..........................................        1.38         .33
                                                                    ----------------
      Total commercial......................................        2.24         .45
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................         .60          --
   Construction and development.............................         .05        (.02)
                                                                    ----------------
      Total commercial real estate..........................         .45          --

RESIDENTIAL MORTGAGES.......................................         .17         .17
RETAIL
   Credit card..............................................        4.15        4.13
   Retail leasing...........................................         .59         .33
   Other retail.............................................        1.46        1.27
                                                                    ----------------
      Total retail..........................................        1.79        1.64
                                                                    ----------------
         Total loans........................................        1.59%        .64%
------------------------------------------------------------------------------------

 14                                                                 U.S. Bancorp

     TABLE 9
         NONPERFORMING ASSETS*

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $  631.9        $470.4
   Lease financing..........................................       103.8          70.5
                                                                     --------------------
      Total commercial......................................       735.7         540.9
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................        98.5         105.5
   Construction and development.............................        57.8          38.2
                                                                     --------------------
      Total commercial real estate..........................       156.3         143.7
RESIDENTIAL MORTGAGES.......................................        64.8          56.9
RETAIL
   Credit card..............................................          --           8.8
   Retail leasing...........................................         4.5            --
   Other retail.............................................        20.6          15.0
                                                                     --------------------
      Total retail..........................................        25.1          23.8
                                                                     --------------------
            Total nonperforming loans.......................       981.9         765.3
OTHER REAL ESTATE...........................................        55.0          61.1
OTHER ASSETS................................................        53.9          40.6
                                                                     --------------------
            Total nonperforming assets......................    $1,090.8        $867.0
                                                                     --------------------
Accruing loans 90 days or more past due**...................    $  390.7        $385.2
Nonperforming loans to total loans..........................         .82%          .63%
Nonperforming assets to total loans plus other real
 estate.....................................................         .91           .71
-----------------------------------------------------------------------------------------

DELINQUENT LOAN RATIOS***

                                                                March 31,    December 31,
90 days or more past due                                             2001            2000
-----------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................      1.47%          1.11%
   Lease financing..........................................      1.78           1.24
                                                                     --------------------
      Total commercial......................................      1.51           1.13
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................       .56            .61
   Construction and development.............................       .93            .57
                                                                     --------------------
      Total commercial real estate..........................       .66            .60
RESIDENTIAL MORTGAGES.......................................      1.77           1.49
RETAIL
   Credit card..............................................      2.00           1.85
   Retail leasing...........................................       .26            .20
   Other retail.............................................       .68            .64
                                                                     --------------------
      Total retail..........................................       .84            .79
                                                                     --------------------
            Total...........................................      1.15%           .94%
-----------------------------------------------------------------------------------------

 *Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
 **These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
***Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

merger and restructuring-related credit actions, management's extensive review of the commercial loans portfolio in light of recent economic conditions, risk rating changes by regulators of shared national credits agented by other banks and company-specific portfolio trends. The Company also considered the extent of charge-offs taken in connection with management's decision to accelerate it's commercial loan workout strategy which reduced carrying values of these loans to estimated secondary market prices or liquidation values in order to aggressively pursue their disposition or restructuring. The ratio of allowance for credit losses to

U.S. Bancorp                                                                  15
nonperforming loans was 176 percent at March 31, 2001, down from the ratio of 233 percent at December 31, 2000. The decline in the ratio of allowance for credit losses to nonperforming loans considers the impact of charge-offs taken during the quarter with credits being reduced to secondary market values and placed on nonperforming status. The ratio of allowance for credit losses to period-end loans was relatively stable at 1.45 percent of loans at March 31, 2001, compared with the ratio of 1.46 percent at December 31, 2000. Management has determined that the allowance for credit losses is adequate.

INTEREST RATE RISK MANAGEMENT The Company manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset/Liability Policy Committee ("ALPC"). The Company limits the exposure of net interest income associated with interest rate movements through asset/liability management strategies. The ALPC uses net interest income simulation modeling and market value of equity as the primary methods for measuring and managing consolidated interest rate risk.

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate the impact on net interest income and net interest margin due to changes in interest rates. The model, which is updated monthly, incorporates substantially all of the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALPC also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALPC monthly and are used to guide ALPC's hedging strategies. ALPC guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income to 7.5 percent of forecasted net interest income given a 3 percent change in interest rates occurring over a 12 month time period. Forecasted net interest income for the next 12 months would decrease approximately 1.83 percent from an upward parallel shift in rates and would increase approximately 1.49 percent from a downward shift of similar magnitude.

MARKET VALUE OF EQUITY: The Company also uses market value of equity as an interest rate risk management tool. The market value of equity measures the changes in the value of the Company's assets and liabilities to changes in interest rates. This model estimates the effect of 1 percent, 2 percent and 3 percent rate shocks on the present value of substantially all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. ALPC also calculates the sensitivity of the simulation results to changes in key assumptions, such as core deposit repricing and core deposit life. The amount of market value risk is subject to a limit, approved by the Company's Board of Directors, of 15 percent change for an immediate 200 basis point rate shock. The Company's market value risk position continues to be substantially lower than its limits.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its risk by entering into interest rate derivative contracts, primarily receive fixed interest rate swaps and, to a lesser degree basis swaps and interest rate caps and floors.

    Interest rate swap agreements involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of March 31, 2001, the Company received and made payments on $8.0 billion notional amount of interest rate swap agreements. These swaps had a weighted average interest rate received of 6.46 percent and a weighted average interest rate paid of 5.34 percent. The remaining maturity of these agreements ranges from 1 month to 25.7 years with an average remaining maturity of 4.7 years.

    The Company also purchases interest rate caps, floors and basis swaps to minimize the impact of fluctuating interest rates on earnings. To reduce it's exposure to rising interest rates, the Company may use interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at March 31, 2001. To reduce it's exposure to declining interest rates, the Company uses interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. The total notional amount of floor agreements purchased as of March 31, 2001, all of which were LIBOR-indexed, was $500 million. Basis swaps help the Company manage the monthly interest income at risk within each year. At March 31, 2001, the notional amount of the Company's basis swaps

 16                                                                 U.S. Bancorp

    TABLE 10
         INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At March 31, 2001 (Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Weighted            Weighted
                                                                                        Average             Average
                                                                   Notional       Interest Rate       Interest Rate
Maturity Date                                                        Amount            Received                Paid
-------------------------------------------------------------------------------------------------------------------
2001........................................................        $  862            6.08%               6.21%
2002........................................................           545            6.22                5.21
2003........................................................         1,532            6.02                5.13
2004........................................................         1,475            6.60                5.18
2005........................................................         1,000            6.88                5.49
Thereafter..................................................         2,585            6.66                5.24
                                                                     -----
Total.......................................................        $7,999            6.46%               5.34%
-------------------------------------------------------------------------------------------------------------------

*At March 31, 2001, the Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio. The

 Company had $1.0 billion in basis swaps maturing in 2002.

totaled $1.0 billion. The impact of basis swaps, and interest rate caps and floors was not significant to the results of operations for the first quarters of 2001 and 2000.

    All derivative transactions that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet. The derivatives are classified as either a hedge of the fair value of a recognized fixed rate asset or liability ("fair value" hedge) or as a hedge of the variability of cash flows related to a recognized asset or liability or a forecasted transaction ("cash flow" hedge).

    Changes in the fair value of derivatives designated as fair value hedges and the offsetting changes in the fair value of the hedged items are recorded in income. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items are recorded. The Company performs an assessment, both at the inception of the hedge and on an ongoing basis, to determine whether these derivatives are highly effective in offsetting changes in the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is immediately recorded in noninterest income.

    For a fair value hedge, if the swap or contract is terminated, or ceases to be highly effective, the gain or loss recorded as an adjustment to the carrying amount of the hedged item is amortized to earnings over the remaining life of the hedged asset or liability. If the hedged item is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included in the gain or loss from the disposition.

    For a cash flow hedge, if the swap or contract is terminated, or ceases to be highly effective, the gain or loss recorded in other comprehensive income is amortized into income during the same period(s) that the forecasted hedged transaction impacts earnings. If the hedged item is disposed of, and the forecasted transactions are no longer probable, the swap or contract agreement is marked to market with any resulting gain or loss included in the gain or loss from the disposition.

    Intermediated swaps and all other derivative contracts are marked to market and resulting gains or losses are recorded in trading account profits and commissions. The Company's derivative trading activities are not material to the consolidated financial statements.

MARKET RISK MANAGEMENT Market risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. Market risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at March 31, 2001. The market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange, as estimated by the VaR analysis, was $16.0 million at March 31, 2001.

    In addition to the VaR analysis, the Company imposes stop loss limits and position limits. A stress-test model is used to provide management with perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

CAPITAL MANAGEMENT Total shareholder's equity was $15.2 billion at March 31, 2001, an increase of $1.2 billion from the $14.0 billion reported at March 31, 2000. The increase was the result of strong corporate earnings, including merger and restructuring-

U.S. Bancorp                                                                  17

    TABLE 11
         CAPITAL RATIOS

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
Tangible common equity*.....................................     $11,242       $ 10,856
   As a percent of tangible assets..........................         7.2%           6.8%
Tier 1 capital..............................................     $11,831       $ 11,602
   As a percent of risk-weighted assets.....................         7.4%           7.2%
   As a percent of adjusted quarterly average assets
    (Leverage ratio)........................................         7.5%           7.4%
Total risk-based capital....................................     $17,135       $ 17,038
   As a percent of risk-weighted assets.....................        10.7%          10.6%
-----------------------------------------------------------------------------------------

*Defined as shareholders' equity less goodwill.

related charges, offset by dividend payments and share buybacks in the second and third quarters of 2000.

    Tangible common equity to assets was 7.2 percent at March 31, 2001, compared with 6.8 percent at December 31, 2000 and 6.7 percent at March 31, 2000. The Tier 1 capital ratio was 7.4 percent at March 31, 2001, compared with 7.2 percent at December 31, 2000, and at March 31, 2000. The total risk-based capital ratio was 10.7 percent at March 31, 2001, compared with 10.6 percent at December 31, 2000, and 10.8 percent at March 31, 2000, and the leverage ratio was 7.5 percent at March 31, 2001, compared with 7.4 percent at December 31, 2000, and at March 31, 2000. All regulatory ratios continue to be in excess of stated "well capitalized" requirements.

    The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the planned merger of the two companies.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. On January 1, 2001, the Company adopted SFAS 133. Translation adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million to net income and an after-tax increase of $5.2 million to other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements; and, although recorded, were not separately reported in the consolidated statement of income.

 18                                                                 U.S. Bancorp

                 (This page has been left blank intentionally.)

U.S. Bancorp                                                                  19

CONSOLIDATED  BALANCE  SHEET

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-------------------------
                                                                (Unaudited)
ASSETS
Cash and due from banks.....................................    $  7,252       $  8,475
Money market investments....................................         523            657
Trading account securities..................................         811            753
Investment securities
   Held-to-maturity (fair value $271 and $257,
    respectively)...........................................         260            252
   Available-for-sale.......................................      16,251         17,390
Loans held for sale.........................................       1,210            764
Loans
   Commercial...............................................      51,933         52,817
   Commercial real estate...................................      26,376         26,443
   Residential mortgages....................................       7,433          7,753
   Retail...................................................      33,907         35,352
                                                                -------------------------
      Total loans...........................................     119,649        122,365
         Less allowance for credit losses...................       1,729          1,787
                                                                -------------------------
         Net loans..........................................     117,920        120,578
Premises and equipment......................................       1,787          1,836
Customers' liability on acceptances.........................         145            183
Goodwill and other intangible assets........................       5,211          5,309
Other assets................................................       8,904          8,724
                                                                -------------------------
      Total assets..........................................    $160,274       $164,921
                                                                -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................    $ 24,797       $ 26,633
   Interest-bearing.........................................      67,686         68,177
   Time deposits greater than $100,000......................      12,359         14,725
                                                                -------------------------
      Total deposits........................................     104,842        109,535
Short-term borrowings.......................................      11,665         11,833
Long-term debt..............................................      21,717         21,876
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............       1,408          1,400
Acceptances outstanding.....................................         145            183
Other liabilities...........................................       5,254          4,926
                                                                -------------------------
      Total liabilities.....................................     145,031        149,753
Shareholders' equity
   Common stock, par value $.01 a share
      authorized:
      3/31/01 -- 4,000,000,000 shares;
      12/31/00 -- 2,000,000,000 shares
      issued:
      3/31/01 -- 1,907,945,380 shares;
      12/31/00 -- 1,943,541,593 shares......................          19             19
   Capital surplus..........................................       3,500          4,276
   Retained earnings........................................      11,711         11,658
   Less cost of common stock in treasury:
      3/31/01 -- 2,685,147 shares; 12/31/00 -- 41,458,159
      shares................................................         (38)          (880)
   Other comprehensive income...............................          51             95
                                                                -------------------------
      Total shareholders' equity............................      15,243         15,168
                                                                -------------------------
      Total liabilities and shareholders' equity............    $160,274       $164,921
-----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

 20                                                                 U.S. Bancorp

CONSOLIDATED STATEMENT OF INCOME

                                                              Three Months Ended
                                                                   March 31,
(Dollars and Shares in Millions, Except Per Share Data)       -------------------
(Unaudited)                                                       2001       2000
---------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................  $2,660.9   $2,472.1
Loans held for sale.........................................      16.6       12.0
Investment securities
   Taxable..................................................     253.3      251.0
   Non-taxable..............................................      31.2       38.9
Money market investments....................................       8.9       13.6
Trading securities..........................................      15.9       14.3
Other interest income.......................................      32.0       37.3
                                                                -----------------
      Total interest income.................................   3,018.8    2,839.2
INTEREST EXPENSE
Deposits....................................................     883.7      813.2
Short-term borrowings.......................................     219.1      171.1
Long-term debt..............................................     332.8      336.9
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company..............      27.6       28.4
                                                                -----------------
      Total interest expense................................   1,463.2    1,349.6
                                                                -----------------
Net interest income.........................................   1,555.6    1,489.6
Provision for credit losses.................................     532.4      183.2
                                                                -----------------
Net interest income after provision for credit losses.......   1,023.2    1,306.4
NONINTEREST INCOME
Credit card and payment processing revenue..................     249.7      218.9
Trust and investment management fees........................     225.0      230.9
Deposit service charges.....................................     146.5      123.4
Cash management fees........................................      76.8       71.8
Mortgage banking revenue....................................      48.2       42.7
Trading account profits and commissions.....................      71.9       85.3
Investment products fees and commissions....................     125.7      140.8
Investment banking revenue..................................      60.2       94.0
Commercial product revenue..................................      76.1       61.6
Securities gains (losses), net..............................     216.0        (.3)
Other.......................................................     104.8      112.3
                                                                -----------------
      Total noninterest income..............................   1,400.9    1,181.4
NONINTEREST EXPENSE
Salaries....................................................     590.5      629.6
Employee benefits...........................................     108.1      111.9
Net occupancy...............................................     110.1       97.2
Furniture and equipment.....................................      76.9       76.7
Postage.....................................................      46.9       44.6
Goodwill....................................................      70.5       58.4
Other intangible assets.....................................      43.9       37.4
Merger and restructuring-related charges....................     404.2       65.0
Other.......................................................     347.4      301.8
                                                                -----------------
      Total noninterest expense.............................   1,798.5    1,422.6
                                                                -----------------
Income before income taxes..................................     625.6    1,065.2
Applicable income taxes.....................................     215.5      378.4
                                                                -----------------
Net income..................................................  $  410.1   $  686.8
                                                                -----------------
Earnings per share..........................................  $    .22   $    .36
Diluted earnings per share..................................  $    .21   $    .36
                                                                -----------------
Average common shares.......................................   1,901.1    1,921.7
Average diluted common shares...............................   1,915.7    1,933.4
---------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  21

CONSOLIDATED  STATEMENT  OF SHAREHOLDERS'  EQUITY

                                                                                                           Other            Total
(Dollars in Millions)              Common Shares    Common     Capital     Retained    Treasury    Comprehensive    Shareholders'
(Unaudited)                          Outstanding     Stock     Surplus     Earnings       Stock           Income           Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999......    1,928,509,178    $19.4     $4,258.6    $10,049.4    $(224.3)       $(156.6)        $13,946.5
Net income.....................                                               686.8                                       686.8
Unrealized loss on securities
 available for sale............                                                                        (119.6)           (119.6)
Reclassification adjustment for
 losses realized in net
 income........................                                                                            .3                .3
Income taxes...................                                                                          42.2              42.2
                                                                                                                     ----------
      Total other comprehensive
       income..................                                                                                           (77.1)
Cash dividends declared on
 common stock..................                                              (318.5)                                     (318.5)
Issuance of common stock and
 treasury shares...............       10,295,144                  32.1                   131.3                            163.4
Purchase of treasury stock.....      (21,277,725)                                       (388.2)                          (388.2)
Shares reserved to meet
 deferred compensation
 obligations...................                                    2.3                    (2.3)                              --
Amortization of restricted
 stock.........................                                     .6                                                       .6
                                          ---------------------------------------------------------------------------------------
BALANCE MARCH 31, 2000.........    1,917,526,597    $19.4     $4,293.6    $10,417.7    $(483.5)       $(233.7)        $14,013.5
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000......    1,902,083,434    $19.4     $4,275.6    $11,658.0    $(880.1)       $  95.5         $15,168.4
Net income.....................                                               410.1                                       410.1
Unrealized gain on securities
 available for sale............                                                                         112.0             112.0
Foreign currency translation
 adjustment....................                                                                          (1.2)             (1.2)
Unrealized gain on
 derivatives...................                                                                          33.5              33.5
Reclassification adjustment for
 gains realized in net
 income........................                                                                        (216.0)           (216.0)
Income taxes...................                                                                          27.0              27.0
                                                                                                                     ----------
      Total other comprehensive
       income..................                                                                                           (44.7)
Cash dividends declared on
 common stock..................                                              (357.2)                                     (357.2)
Issuance of common stock and
 treasury shares...............        3,176,799       .1         10.4                    18.8                             29.3
Retirement of treasury stock...                       (.4)      (823.2)                  823.6                               --
Shares reserved to meet
 deferred compensation
 obligations...................                                     .4                     (.4)                              --
Amortization of restricted
 stock*........................                                   36.8                                                     36.8
                                          ---------------------------------------------------------------------------------------
BALANCE MARCH 31, 2001.........    1,905,260,233    $19.1     $3,500.0    $11,710.9    $ (38.1)       $  50.8         $15,242.7
---------------------------------------------------------------------------------------------------------------------------------

*Includes the impact of $26.7 million related to the accelerated vesting of restricted stock associated with the merger of Firstar and USBM.
See Notes to Consolidated Financial Statements.

 22                                                                 U.S. Bancorp

CONSOLIDATED  STATEMENT  OF CASH  FLOWS

                                                                    Three Months Ended
                                                                             March 31,
(Dollars in Millions)                                           ----------------------
(Unaudited)                                                          2001         2000
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net cash provided by operating activities................    $   713.9    $   706.4
                                                                    ------------------
INVESTING ACTIVITIES
Securities
   Sales....................................................      9,322.0      1,333.8
   Maturities...............................................        651.5        510.8
   Purchases................................................     (8,727.1)    (2,115.3)
Loans
   Sales....................................................      4,346.0      1,457.3
   Purchases................................................        (33.3)      (189.7)
Net increase in loans outstanding...........................     (2,218.5)    (3,609.3)
Net purchases of bank premises and equipment................        (31.4)       (76.7)
Divestitures of branches....................................           --        (78.2)
Cash and cash equivalents of acquired subsidiaries..........           --         67.0
Other - net.................................................        (47.9)      (216.8)
                                                                    ------------------
   Net cash provided by (used in) investing activities......      3,261.3     (2,917.1)
                                                                    ------------------
FINANCING ACTIVITIES
Net change in
   Deposits.................................................     (4,694.3)    (1,295.3)
   Short-term borrowings....................................        (60.9)     2,070.8
Principal payments on long-term debt........................     (1,440.0)      (694.3)
Proceeds from long-term debt................................      1,000.0      1,107.0
Proceeds from issuance of common stock......................         17.5         53.6
Repurchase of common stock..................................           --       (388.2)
Cash dividends paid.........................................       (154.1)      (320.0)
                                                                    ------------------
   Net cash (used in) provided by financing activities......     (5,331.8)       533.6
                                                                    ------------------
   Change in cash and cash equivalents......................     (1,356.6)    (1,677.1)
Cash and cash equivalents at beginning of period............      9,131.6      9,257.5
                                                                    ------------------
   Cash and cash equivalents at end of period...............    $ 7,775.0    $ 7,580.4
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  23

NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS

(Unaudited)
     NOTE 1
        BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Current Report on Form 8-K dated April 17, 2001, which includes the Company's restated financial statements and footnotes for the year ended December 31, 2000. The financial statements give effect to the merger of U.S. Bancorp and Firstar Corporation as discussed in Note 3. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 3 "Line of Business Financial Performance" on pages 5 through 8 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

     NOTE 2
         ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. The Company adopted SFAS 133 as of January 1, 2001. Translation adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million to net income and an after-tax increase of $5.2 million to other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements; and although recorded, were not separately reported in the consolidated statement of income.

     NOTE 3
         BUSINESS COMBINATIONS

On February 27, 2001, Firstar and USBM merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was converted into and exchanged for one share of the Company's common stock while each share of USBM stock was converted into and exchanged for 1.265 shares of the Company's common stock. The new Company retained the U.S. Bancorp name.

    On September 20, 1999, Firstar and Mercantile Bancorporation, Inc., merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Mercantile Bancorporation stock was converted into and exchanged for
2.091 shares of Firstar common stock.

 24                                                                 U.S. Bancorp

    In addition to these mergers, the Company has completed several strategic acquisitions to enhance its presence in certain growth markets and businesses. The following table summarizes acquisitions by the Company and its acquirees completed since January 1, 1999, treating Firstar as the original acquiring company:

                                                                                       Goodwill &
                                                                                            Other
(Dollars and Shares in Millions)                 Date       Assets      Deposits      Intangibles      Cash Paid      Shares Issued
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Bancorp.........................   February 2001      $86,602      $51,335         $    --         $    --            952.4
Scripps Financial Corporation........    October 2000          650          618             113              --              9.4
Lyon Financial Services, Inc.........  September 2000        1,289           --             124             307               --
Oliver-Allen Corporation.............      April 2000          280           --              34              --              3.3
Peninsula Bank.......................    January 2000          491          452              71              --              5.1
Western Bancorp......................   November 1999        2,508        2,105             773              --             35.1
Mercantile Bancorporation............  September 1999       35,520       24,334              --              --            331.8
Voyager Fleet Systems, Inc...........  September 1999           43           --              25              27               --
Bank of Commerce.....................       July 1999          638          529             269              --             11.8
Mellon Network Services' Electronic
 Funds Transfer Processing Unit......       June 1999           --           --              78             170               --
Libra Investments, Inc...............    January 1999           33           --               4              --              1.3
Branches of First Union..............   December 2000          424        1,779             359             342               --


                                       Accounting
(Dollars and Shares in Millions)           Method
-------------------------------------  ----------
U.S. Bancorp.........................    Pooling
Scripps Financial Corporation........   Purchase
Lyon Financial Services, Inc.........   Purchase
Oliver-Allen Corporation.............   Purchase
Peninsula Bank.......................   Purchase
Western Bancorp......................   Purchase
Mercantile Bancorporation............    Pooling
Voyager Fleet Systems, Inc...........   Purchase
Bank of Commerce.....................   Purchase
Mellon Network Services' Electronic
 Funds Transfer Processing Unit......   Purchase
Libra Investments, Inc...............   Purchase
Branches of First Union..............   Purchase

Separate results of operations as originally reported on a condensed basis of Firstar and USBM, for the period prior to the merger were as follows:

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
(Dollars in Millions)                                                         2000
----------------------------------------------------------------------------------
NET INTEREST INCOME
   Firstar..................................................         $    670
   USBM.....................................................              845
                                                                     --------
      Total.................................................         $  1,515
                                                                     --------
NET INCOME
   Firstar..................................................         $    308
   USBM.....................................................              379
                                                                     --------
      Total.................................................         $    687
                                                                     --------
TOTAL ASSETS AT PERIOD END
   Firstar..................................................         $ 73,060
   USBM.....................................................           83,072
                                                                     --------
     Total..................................................         $156,132
----------------------------------------------------------------------------------

     NOTE 4
         MERGER AND RESTRUCTURING-RELATED CHARGES

The Company recorded merger and restructuring-related charges of $570.8 million in the first three months of 2001. These charges were primarily related to the merger of Firstar and USBM. Other merger and restructuring-related charges in 2001 were related to the Company's various prior acquisitions and included primarily system conversion costs and integration costs associated with consolidating redundant operations. The components of the charges are shown below:

                                                                            Three Months Ended
                                                                              March 31, 2001
                                                                ------------------------------------------
                                                                                  Piper
(Dollars in Millions)                                            USBM     Restructuring    Other     Total
----------------------------------------------------------------------------------------------------------
Severance...................................................    $123.6        $10.4        $ 9.1    $143.1
Systems conversions.........................................      19.3           --         14.1      33.4
Asset writedowns and lease terminations.....................      42.4         12.2          (.3)     45.2
Charitable contributions....................................      76.0           --           --      76.0
Balance sheet restructurings................................     181.6           --           --     181.6
Other merger-related charges................................      80.2           --          2.2      91.5
                                                                ------------------------------------------
Total.......................................................    $523.1        $22.6        $25.1    $570.8
----------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  25

    The Company determines merger-related charges and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process.

    Severance charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. It is anticipated that approximately 2,500 employees will be included in the Firstar and USBM merger and restructuring-related severance charges. The adequacy of the accrued severance liability is reviewed periodically taking into consideration actual payments and remaining projected payment liabilities. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

    Systems conversion costs are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and other expenses related to the system conversions and the integration of acquired branches and operations.

    Asset writedowns and lease terminations represent lease termination costs and impairment of assets for redundant office space, branches that will be vacated and equipment disposed of as part of the integration plan.

    In connection with the merger of Firstar and USBM, the Company made charitable contributions of $76.0 million to reaffirm the Company's commitment to its market or as part of specific conditions necessary to achieve regulatory approval. These contributions were funded up-front and represent costs that would not have been incurred had the merger not occurred. Charitable contributions are charged to merger and restructuring expenses or considered in determining the acquisition cost at the applicable closing date.

    Balance sheet restructuring charges of $181.6 million are comprised of $90.0 million of charge-offs to align risk management practices, align charge-off policies and to expedite the Company's transition out of a segment of the health care industry; $76.6 million of losses related to retail loan portfolio sales of USBM; and, $15.0 million of charges related to the planned disposition of certain equity investments that no longer align with the long-term strategy of the Company. The alignment of risk management practice included a write-down of several large commercial loans, loans originally held separately by both Firstar and USBM, primarily taken to allow the Company to exit or reduce these credits to conform with the credit exposure policy of the combined entity.

    Other merger-related expenses of $60.6 million primarily include investment banking fees, legal fees, and stock registration fees associated with the merger of Firstar and USBM.

    The following table presents a summary of activity with respect to the Company's merger of Firstar and USBM:

                                           Severance
                                           and other                          Lease
                                           employee-                   cancellation
                                             related     Investment     and related                   Total    Systems
(Dollars in Millions)                          costs    banker fees       writeoffs     Other*    accruable      costs      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000...........     $   --        $   --          $   --       $    --     $    --     $    --    $    --
   Provision charged to operating
    expense............................      123.6          60.6            23.6         296.0       503.8        19.3      523.1
   Cash outlays........................      (61.4)        (37.5)            (.2)        (76.0)     (175.1)      (19.3)    (194.4)
   Noncash writedowns and other........         --            --            (9.2)       (220.0)     (229.2)         --     (229.2)
                                           ---------------------------------------------------------------------------------------
Balance at March 31, 2001..............     $ 62.2        $ 23.1          $ 14.2       $    --     $  99.5     $    --    $  99.5
---------------------------------------------------------------------------------------------------------------------------------

*Other accruable merger and restructuring-related charges included charitable contributions of $76.0 million, balance sheet restructuring of $181.6 million and other of $38.4 million.

 26                                                                 U.S. Bancorp

The components of the merger and restructuring-related accrual were as follows:

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
Severance...................................................     $ 79.7         $13.8
Other employee-related costs................................        9.6           6.8
Lease termination and facility costs........................       23.2           8.4
Contracts and system writeoffs..............................        2.3           7.4
Investment banker fees......................................       23.1            --
Other.......................................................       11.5          13.4
                                                                     --------------------
      Total.................................................     $149.4         $49.8
-----------------------------------------------------------------------------------------

The merger and restructuring-related accrual by significant acquisition was as follows:

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
USBM........................................................    $   99.5       $     --
Piper Jaffray...............................................        22.9           15.0
Western Bancorp.............................................         4.1            5.1
Scripps Bank................................................         3.0            4.6
Bank of Commerce............................................         2.6            4.1
Lyon Financial Services, Inc................................         2.5            2.7
Peninsula Bank..............................................         2.4            3.0
Northwest Bancshares, Inc...................................         2.1            2.3
Other acquisitions..........................................        10.3           13.0
                                                                     --------------------
      Total.................................................    $  149.4       $   49.8
-----------------------------------------------------------------------------------------

    In connection with the merger of Firstar and USBM, management estimates the Company will incur additional pre-tax merger-related charges of $446.9 million, approximately $242.9 million in 2001 and $204.0 million in 2002. These are currently estimated to include $63.8 million in employee-related costs, $307.5 million for conversions of systems and consolidations of operations, $79.9 million in occupancy and equipment charges related to the elimination of duplicate facilities and write-off of equipment, and a net credit of ($4.3) million related to branch sales and other merger-related charges.

    In addition to the estimated expenses of the Firstar and USBM merger, the Company expects to incur an additional $53.3 million, pretax, of merger and restructuring-related expenses, primarily in 2001, in connection with its other acquisitions.

     NOTE 5
         SECURITIES

The detail of the amortized cost and fair value of held-to-maturity and available-for-sale securities consisted of the following:

                                                                   March 31, 2001        December 31, 2000
                                                                --------------------------------------------
                                                                Amortized       Fair    Amortized       Fair
(Dollars in Millions)                                                Cost      Value         Cost      Value
------------------------------------------------------------------------------------------------------------
Held-to-maturity
   Mortgage-backed securities...............................     $    33     $    33     $    36     $    36
   Obligations of state and political subdivisions..........         227         238         216         221
                                                                --------------------------------------------
   Total held-to-maturity securities........................     $   260     $   271     $   252     $   257
------------------------------------------------------------------------------------------------------------
Available-for-sale
   U.S. Treasuries and agencies.............................     $ 1,292     $ 1,296     $ 1,600     $ 1,624
   Mortgage-backed securities...............................      11,827      11,852      11,800      11,893
   Obligations of state and political subdivisions..........       2,179       2,232       2,370       2,409
   Other....................................................         903         871       1,472       1,464
                                                                --------------------------------------------
   Total available-for-sale securities......................     $16,201     $16,251     $17,242     $17,390
------------------------------------------------------------------------------------------------------------

U.S. Bancorp                                                                  27

     NOTE 6
         LOANS

The composition of the loan portfolio was as follows:

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $ 46,075       $ 47,041
   Lease financing..........................................       5,858          5,776
                                                                -------------------------
      Total commercial......................................      51,933         52,817
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................      19,131         19,466
   Construction and development.............................       7,245          6,977
                                                                -------------------------
      Total commercial real estate..........................      26,376         26,443
RESIDENTIAL MORTGAGES.......................................       7,433          7,753
RETAIL
   Credit card..............................................       5,593          6,012
   Retail leasing...........................................       4,380          4,153
   Other retail.............................................      23,934         25,187
                                                                -------------------------
      Total retail..........................................      33,907         35,352
                                                                -------------------------
         Total loans........................................    $119,649       $122,365
-----------------------------------------------------------------------------------------

    Loans are presented net of unearned interest which amounted to $1.8 billion and $1.7 billion at March 31, 2001, and December 31, 2000, respectively.

     NOTE 7
         DEPOSITS BY TYPE

The composition of deposits was as follows:

                                                                     March 31,    December 31,
                   (Dollars in Millions)                               2001               2000
----------------------------------------------------------------------------------------------
Non interest-bearing deposits...............................         $ 24,797       $ 26,633
Interest-bearing deposits
   Savings accounts.........................................            4,549          4,516
   Interest checking........................................           13,920         13,982
   Money market accounts....................................           24,660         23,899
Time certificates of deposit less than $100,000.............           24,557         25,780
Time deposits greater than $100,000
   Domestic.................................................           10,314         11,221
   Foreign..................................................            2,045          3,504
                                                                     -------------------------
      Total deposits........................................         $104,842       $109,535
----------------------------------------------------------------------------------------------

                Percent of deposits by type
--------------------------------------------------------------------------------------------
Non interest-bearing deposits...............................             23.7%          24.3%
Interest-bearing deposits
   Savings accounts.........................................              4.3            4.1
   Interest checking........................................             13.3           12.8
   Money market accounts....................................             23.5           21.8
Time certificates of deposit less than $100,000.............             23.4           23.5
Time deposits greater than $100,000
   Domestic.................................................              9.8           10.3
   Foreign..................................................              2.0            3.2
                                                                     -----------------------
      Total deposits........................................            100.0%         100.0%
--------------------------------------------------------------------------------------------

 28                                                                 U.S. Bancorp

     NOTE 8
         LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70% to 8.35%) -- maturities
 to June 2026...............................................     $ 4,458       $ 4,458
Medium-term notes (4.96% to 7.50%) -- maturities to December
 2004.......................................................       4,413         4,634
Federal Home Loan Bank advances (primarily 4.95% to
 8.25%) -- maturities to October 2026.......................       3,656         2,753
Bank notes (4.99% to 6.88%) -- maturities to November
 2005.......................................................       8,301         9,300
Euro medium-term notes -- due April 13, 2004................         400           400
Other.......................................................         489           331
                                                                -------------------------
   Total....................................................     $21,717       $21,876
-----------------------------------------------------------------------------------------

     NOTE 9
         COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY

The following table is a summary of the Trust Preferred Securities as of March 31, 2001:

                                                             Trust
                                                         Preferred
                                            Issuance    Securities    Debentures        Rate    Rate at    Maturity    Redemption
Issuance Trust (Dollars in Millions)            Date        Amount        Amount       Type*    3/31/01        Date        Date**
---------------------------------------------------------------------------------------------------------------------------------
USB Capital II.........................     03/1998           $350          $361       Fixed    7.20%      04/2028     04/01/2003
USB Capital I..........................     12/1996            300           309       Fixed    8.27%      12/2026     12/15/2006
FBS Capital I..........................     11/1996            300           309       Fixed    8.09%      11/2026     11/15/2006
Star Capital I.........................     06/1997            150           155    Variable    5.80%      06/2027     06/15/2007
Firstar Capital Trust I................     12/1996            150           155       Fixed    8.32%      12/2026     12/15/2006
Mercantile Capital Trust I.............     02/1997            150           155    Variable    6.38%      02/2027     02/01/2007
---------------------------------------------------------------------------------------------------------------------------------

 * The variable rate Trust Preferred Securities re-price quarterly. ** Earliest date of redemption.

    On May 4, 2001, the Company issued an additional $700 million of Trust Preferred Securities through an issuance by USB Capital III, a wholly-owned subsidiary grantor trust. The Debentures, in the amount of $722 million, bear a fixed rate of 7.75%, have a redemption date of May 4, 2006, and mature on May 1, 2031.

     NOTE 10
         INCOME TAXES

The components of income tax expense were:

                                                              Three Months Ended
                                                                   March 31,
                                                              -------------------
(Dollars in Millions)                                             2001       2000
---------------------------------------------------------------------------------
FEDERAL
Current.....................................................  $  104.3   $  248.5
Deferred....................................................      82.0       78.8
                                                              -------------------
   Federal income tax.......................................     186.3      327.3
STATE
Current.....................................................      28.0       41.0
Deferred....................................................       1.2       10.1
                                                              -------------------
   State income tax.........................................      29.2       51.1
                                                              -------------------
   Total income tax expense.................................  $  215.5   $  378.4
---------------------------------------------------------------------------------

U.S. Bancorp                                                                  29

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              -------------------
(Dollars in Millions)                                             2001       2000
---------------------------------------------------------------------------------
Tax at statutory rate (35%).................................  $  219.0   $  372.8
State income tax, at statutory rates, net of federal tax
 benefit....................................................      19.0       33.2
Tax effect of
   Tax-exempt interest, net.................................     (12.0)     (15.8)
   Amortization of nondeductible goodwill...................      22.8       22.4
   Tax credits..............................................     (17.6)     (13.1)
   Nondeductible merger charges.............................      35.0         .5
   Other items..............................................     (50.7)     (21.6)
                                                              -------------------
Applicable income taxes.....................................  $  215.5   $  378.4
---------------------------------------------------------------------------------

The Company's net deferred tax liability was $581.4 million at March 31, 2001, and $512.8 million at December 31, 2000.

     NOTE 11
         SHAREHOLDERS' EQUITY

At December 31, 2000 the Company had authority to issue 2 billion shares of common stock and 10 million shares of preferred stock. In connection with the merger of Firstar and USBM, on February 27, 2001, the number of authorized common shares for the Company was increased to 4 billion. Additionally, on February 27, 2001 in connection with the merger of Firstar and USBM, the par value of the Company's common stock was reduced from $1.25 per share to $.01 per share. The Company had 1,905.3 million and 1,902.1 million shares of common stock outstanding at March 31, 2001 and December 31, 2000, respectively.

    All treasury shares, except those acquired to meet obligations arising from deferred compensation plans, were retired effective February 27, 2001.

    The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000 and January 17, 2001, respectively, in connection with their merger. No shares were repurchased by Firstar or USBM from those dates to February 27, 2001, nor were any shares repurchased by the Company from February 27, 2001 to March 31, 2001.

     NOTE 12
         MORTGAGE SERVICING RIGHTS

Changes in capitalized mortgage servicing rights are summarized as follows:

                                                                Three Months Ended     Year Ended
                                                                    March 31,         December 31,
                                                                ----------------------------------
(Dollars in Millions)                                                         2001            2000
--------------------------------------------------------------------------------------------------
Balance at beginning of period..............................           $229              $  213
Rights purchased............................................             18                  16
Rights capitalized..........................................             43                 137
Amortization................................................             (9)                (35)
Rights sold.................................................            (18)               (101)
Impairment..................................................             (7)                 (1)
                                                                ----------------------------------
Balance at end of period....................................           $256              $  229
--------------------------------------------------------------------------------------------------

    The fair value of capitalized mortgage servicing rights was $258.9 million at March 31, 2001, and $244.8 million at December 31, 2000. At March 31, 2001, the reduction in the current fair value of mortgage servicing rights to immediate 25 and 50 basis point adverse interest rate changes would be approximately $18.3 million and $34.0 million, respectively. The Company has purchased principal-only securities that act as a partial economic hedge to this possible adverse interest rate change. The Company serviced $18.1 billion and $17.0 billion of mortgage loans for other investors as of March 31, 2001, and December 31, 2000, respectively.

 30                                                                 U.S. Bancorp

     NOTE 13
         EARNINGS PER SHARE

The components of earnings per share were:

                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
  (Dollars and Shares in Millions, Except Per Share Data)          2001           2000
--------------------------------------------------------------------------------------
Net income..................................................    $410.1        $  686.8
                                                                ----------------------
Weighted average common shares outstanding (in millions)....    1,901.1        1,921.7
Net effect of the assumed purchase of stock based on the
 treasury stock method for options and stock plans..........      14.6            11.7
                                                                ----------------------
Dilutive common shares outstanding..........................    1,915.7        1,933.4
                                                                ----------------------
Earnings per share
 Basic......................................................      $.22            $.36
 Diluted....................................................      $.21            $.36
--------------------------------------------------------------------------------------

     NOTE 14
         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement requires the recognition of all derivative instruments as either assets or liabilities and the measurement of those instruments at fair value. Subsequent changes in the derivatives' fair values are recognized currently in earnings unless specific hedge accounting criteria are met.

    The derivatives that qualify for hedge accounting are classified either as a hedge of the fair value of a recognized asset or liability ("fair value" hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability, or a forecasted transaction ("cash flow" hedge). Changes in the fair value of derivatives designated as fair value hedges and the offsetting changes in the fair value of the hedged items are recorded in noninterest income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income from the cash flows of the hedged item are recognized. All hedge transactions are reviewed on a quarterly basis to determine whether they are highly effective; any change in fair value resulting from hedge ineffectiveness is recorded in noninterest income.

FAIR VALUE HEDGES At March 31, 2001, the Company had interest rate swaps with a fair value of $191.3 million recorded in other assets and designated as fair value hedges of underlying fixed rate debt, trust preferred securities, and deposit obligations. At the same time, fair value adjustments have been recorded as a reduction to the related debt, trust preferred securities, and deposit obligations. Each period the changes in fair value of both the hedge instruments and the underlying debt obligations are recorded as gains or losses in the noninterest income component of the income statement. These hedge transactions were highly effective for the quarter ended March 31, 2001 and the change in fair value of the swaps attributed to hedge ineffectiveness was not material.

    In addition, the Company enters into forward commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Specific forward commitments are designated as a hedge against changes in fair value of fixed rate mortgage loans held for sale attributed to changes in interest rates. The fair value of these forward commitments was $1.0 billion at March 31, 2001. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the quarter ended March 31, 2001.

CASH FLOW HEDGES At March 31, 2001, the Company had interest swaps with a fair value of $33.7 million designated as cash flow hedges linked to the cash flows of variable rate loans and variable rate debt. The swaps are recorded in other assets with an offsetting entry to other comprehensive income. The gain will be reclassified from other comprehensive income into earnings during the same period the forecasted transactions occur and are recorded. The estimated amount of the gain expected to be reclassified into earnings within the next 12 months is $13.5 million. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the quarter ended March 31, 2001. The Company has determined that the occurrence of the hedged forecasted transactions remains probable.

U.S. Bancorp                                                                  31

OTHER DERIVATIVE ACTIVITY The Company acts as an intermediary for interest rate swaps, caps, floors, foreign exchange contracts on behalf of its customers. To reduce its market risk exposure, the Company generally enters into offsetting positions. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. Realized gains or losses on intermediated transactions were not significant for the quarter ended March 31, 2001.

    In addition, the Company enters into interest rate swaps and other derivative contracts to protect against interest rate risk and credit risk but do not meet the criteria to receive hedge accounting treatment. These derivatives are recorded at fair value on the balance sheet as trading account assets or liabilities and any changes in fair value are recorded in income.

    The Company also enters into forward commitments to protect against changes in fair value of fixed rate mortgage loan commitments not yet funded. These forward commitment transactions and unfunded loan commitments are recorded on the balance sheet at fair value and changes in fair value are recorded through earnings. The fair value of both the forward commitments and the loan commitments was $1.3 billion at March 31, 2001.

     NOTE 15
         SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
(Dollars in Millions)                                           2001          2000
----------------------------------------------------------------------------------
Acquisitions and divestitures
   Assets acquired..........................................    $ --     $  519.0
   Liabilities assumed......................................      --       (332.5)
                                                                ------------------
      Net...................................................    $ --     $  186.5
----------------------------------------------------------------------------------

MONEY MARKET INVESTMENTS are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

                                                                March 31,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
Interest-bearing deposits...................................      $  90         $  82
Federal funds sold..........................................        106           203
Securities purchased under agreements to resell.............        327           372
                                                                -------------------------
   Total money market investments...........................      $ 523         $ 657
-----------------------------------------------------------------------------------------

TRANSFERS AND SERVICING OF FINANCIAL ASSETS The Company transferred $3.0 billion of short-term, high quality, low yielding commercial loans into the conduit, Stellar Funding Group, Inc., in the first quarter of 2001.

 32                                                                 U.S. Bancorp

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                         For the Three Months Ended March 31,
                                                       2001                                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Yields                               Yields       % Change
(Dollars in Millions)                                                and                                  and        Average
(Unaudited)                                Balance    Interest     Rates        Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market investments..............    $    727    $    8.9     4.96%       $  1,030    $   13.6     5.33%          (29.4)%
Trading account securities............         736        16.3     8.88             699        17.3     9.88             5.3
Taxable securities....................      15,331       252.3     6.58          14,914       249.9     6.70             2.8
Nontaxable securities.................       2,544        46.3     7.28           2,864        55.5     7.75           (11.2)
Loans held for sale...................         903        16.6     7.33             646        12.0     7.42            39.8
Loans
   Commercial.........................      52,573     1,080.3     8.32          46,881       956.0     8.20            12.1
   Commercial real estate.............      26,456       554.9     8.51          25,386       538.3     8.53             4.2
   Residential mortgages..............       7,618       146.8     7.71          11,342       212.5     7.50           (32.8)
   Retail.............................      35,122       882.8    10.17          30,944       768.7     9.98            13.5
                                            ------------------                 --------------------
     Total loans......................     121,769     2,664.8     8.86         114,553     2,475.5     8.68             6.3
                                           -------                             --------
Other earning assets..................       1,849        32.1     7.03           1,903        37.4     7.90            (2.8)
   Allowance for credit losses........       1,821                                1,738                                  4.8
                                            ------------------                 --------------------
     Total earning assets*............     143,859     3,037.3     8.53         136,609     2,861.2     8.41             5.3
Other assets..........................      21,085                               19,250                                  9.5
                                           -------                             --------
     Total assets.....................    $163,123                             $154,121                                  5.8
                                           -------                             --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits..........    $ 23,591                             $ 23,759                                  (.7)
Interest-bearing deposits
 Interest checking....................      13,723        70.4     2.08          13,037        63.4     1.96             5.3
 Money market accounts................      24,285       245.9     4.11          22,834       233.5     4.11             6.4
 Savings accounts.....................       4,497        12.7     1.14           5,406        21.5     1.60           (16.8)
 Time certificates of deposit less
   than $100,000......................      25,296       362.5     5.81          25,941       340.9     5.29            (2.5)
 Time deposits greater than
   $100,000...........................      13,092       192.2     5.95          10,533       153.8     5.87            24.3
                                            ------------------                 --------------------
     Total interest-bearing
       deposits.......................      80,893       883.7     4.43          77,751       813.1     4.21             4.0
Short-term borrowings.................      15,421       219.1     5.76          11,890       171.2     5.79            29.7
Long-term debt........................      21,341       332.8     6.30          21,416       336.9     6.30             (.4)
Company-obligated mandatorily
 redeemable preferred securities......       1,400        27.6     8.01           1,400        28.4     8.44              --
                                            ------------------                 --------------------
     Total interest-bearing
       liabilities....................     119,055     1,463.2     4.98         112,457     1,349.6     4.82             5.9
Other liabilities.....................       5,010                                3,804                                 31.7
Shareholders' equity..................      15,467                               14,101                                  9.7
                                           -------                             --------
     Total liabilities and
       shareholders' equity...........    $163,123                             $154,121                                 5.8%
                                           -------                             --------                                ----------
Net interest income...................                $1,574.1                             $1,511.6
                                                       -------                              -------
Gross interest margin.................                             3.55%                                3.59%
                                                                  ------                               ------
Gross interest margin without
 taxable-equivalent
 increments...........................                             3.50                                 3.53
                                                                  ------                               ------
PERCENT OF EARNING ASSETS
Interest income.......................                             8.53%                                8.41%
Interest expense......................                             4.12                                 3.97
                                                                  ------                               ------
Net interest margin...................                             4.41                                 4.44
                                                                  ------                               ------
Net interest margin without
 taxable-equivalent increments........                             4.36%                                4.38%
-------------------------------------------------------------------------------------------------------------

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
*Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

U.S. Bancorp                                                                  33

PART  II -- OTHER  INFORMATION

ITEM 2. CHANGES IN SECURITIES -- On February 27, 2001, Firstar and USBM completed the merger transaction. Firstar shareholders received one share, and USBM shareholders received 1.265 shares of U.S. Bancorp common stock. USBM had 752,921,723 shares of common stock outstanding at February 27, 2001, which was exchanged for approximately 952,445,980 shares of U.S. Bancorp common stock. Subsequent to the merger, U.S. Bancorp had approximately 1,904,056,390 shares of common stock outstanding.

    In connection with the merger of Firstar and USBM, on February 27, 2001, the par value of U.S. Bancorp common stock was reduced from $1.25 per share to $.01 per share. Additionally, on February 27, 2001, the number of authorized common shares for U.S. Bancorp was increased from 2 billion to 4 billion.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- The 2001 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 17, 2001, at the Minneapolis Convention Center. John F. Grundhofer, Chairman, presided and Jerry
A. Grundhofer, Chief Executive Officer, presented.

    The holders of 1,543,086,841 shares of common stock, 81.1 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms expiring at the annual shareholders' meeting in 2004. The proposals to approve the U.S. Bancorp Executive Incentive Plan and the U.S. Bancorp 2001 Stock Incentive Plan were approved. The shareholder proposal for the annual election of all Directors and the elimination of the Company's classified board of Directors was approved.

SUMMARY OF MATTERS VOTED UPON BY SHAREHOLDERS

                                                                             Number of Shares
                                                                ------------------------------------------
                                                                     For          Withheld
--------------------------------------------------------------------------------------------
Election of Class III Directors:
   Arthur D. Collins, Jr....................................    1,527,653,624     15,433,217
   John C. Dannemiller......................................    1,527,800,583     15,286,258
   Victoria Buyniski Gluckman...............................    1,527,682,982     15,403,859
   John F. Grundhofer.......................................    1,524,959,241     18,127,600
   Delbert W. Johnson.......................................    1,527,882,167     15,204,674
   Jerry W. Levin...........................................    1,527,242,315     15,844,526
   Richard G. Reiten........................................    1,527,579,916     15,506,925
   Thomas E. Petry..........................................    1,527,613,764     15,473,077

                                                                     For           Against       Abstain
----------------------------------------------------------------------------------------------------------

Approval of Executive Incentive Plan........................    1,372,379,538    155,552,917    13,865,434
Approval of 2001 Stock Incentive Plan.......................    1,085,363,874    209,984,088    10,105,898
Proposal for Annual election of all Directors...............      665,095,960    611,380,794    22,497,216
----------------------------------------------------------------------------------------------------------

    For a copy of the meeting minutes, please write to the Office of the Secretary, U.S. Bancorp, 601 Second Avenue South, Minneapolis, Minnesota 55402-4302.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    12 Computation of Ratio of Earnings to Fixed Charges

(A) REPORTS ON FORM 8-K

    During the three months ended March 31, 2001, the Company filed the following Current Reports or Amended Current Report on Form 8-K and 8-K/A:

    - Form 8-K dated February 28, 2001, relating to the Company's Rights Agreement plan

    - Form 8-K dated March 6, 2001, relating to the Company's change in certifying accountants

    - Form 8-K dated March 12, 2001, relating to the announcement of the merger of Firstar and the registrant, and the unaudited pro forma combined financial statements of Firstar and the registrant.

    - Form 8-K/A dated March 16, 2001 relating to the audited financial statements for 2000 of Firstar

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

                                    U.S. BANCORP

                                    By: /s/ TERRANCE R. DOLAN
                                      ------------------------------------------

                                        Terrance R. Dolan

                                        Senior Vice President and Controller

                                        (Chief Accounting Officer and Duly
                                        Authorized Officer)
DATE: May 14, 2001

 34                                                                 U.S. Bancorp

EXHIBIT 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
(Dollars in Millions)                                                  2001
----------------------------------------------------------------------------------
EARNINGS
 1. Net income..............................................         $  410.1
 2. Applicable income taxes.................................            215.5
                                                                --------------
 3. Net income before taxes (1 + 2).........................         $  625.6
                                                                --------------
 4. Fixed charges:
    a. Interest expense excluding interest on deposits......         $  579.5
    b. Portion of rents representative of interest and
     amortization of debt expense...........................             22.2
                                                                --------------
    c. Fixed charges excluding interest on deposits (4a +
     4b)....................................................            601.7
    d. Interest on deposits.................................            883.7
                                                                --------------
    e. Fixed charges including interest on deposits (4c +
     4d)....................................................         $1,485.4
                                                                --------------
 5. Amortization of interest capitalized....................         $     --
 6. Earnings excluding interest on deposits (3 + 4c + 5)....          1,227.3
 7. Earnings including interest on deposits (3 + 4e + 5)....          2,111.0
 8. Fixed charges excluding interest on deposits (4c).......            601.7
 9. Fixed charges including interest on deposits (4e).......          1,485.4

RATIO OF EARNINGS TO FIXED CHARGES
10. Excluding interest on deposits (line 6/line 8)..........             2.04
11. Including interest on deposits (line 7/line 9)..........             1.42
----------------------------------------------------------------------------------

CORPORATE INFORMATION

EXECUTIVE OFFICES
U.S. Bancorp
U.S. Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402-4302

COMMON STOCK TRANSFER AGENT AND REGISTRAR
Firstar Bank, N.A., a subsidiary of U.S. Bancorp, acts as transfer agent and registrar, dividend paying agent and dividend reinvestment plan agent for U.S. Bancorp and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, changes of address and dividend payment should be sent to the transfer agent at the following address:

Firstar Bank, N.A.
1555 North River Center Drive, Suite 301
Milwaukee, WI 53212
Phone: 1-800-637-7549
Fax: 414-276-4226
Email: firstarinvestorservice@firstar.com

INDEPENDENT PUBLIC ACCOUNTANTS
The independent public accountants of U.S. Bankcorp are PricewaterhouseCoopers LLP.

COMMON STOCK LISTING AND TRADING
U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

DIVIDEND REINVESTMENT PLAN
U.S. Bancorp shareholders can take advantage of a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact:

Firstar Bank, N.A.
Dividend Reinvestment Department
1555 North River Center Drive, Suite 301
Milwaukee, WI 53212
or call 1-800-637-7549

INVESTMENT COMMUNITY CONTACTS
Howell D. McCullough
Senior Vice President, Investor Relations
612-973-2261
howell.mccullough@usbank.com

Judith T. Murphy
Vice President, Investor Relations
612-973-2254
judith.murphy@usbank.com

[US BANCORP LOGO]

For product and service information, locations and other information about our U.S. Bank and Firstar banks and lines of business:

www.usbank.com
www.firstar.com
FINANCIAL INFORMATION
U.S. Bancorp news and financial results are available through the company's web site and mail.

Web site. For information about U.S. Bancorp, including news and financial results and online annual reports, access our home page on the Internet at www.usbank.com

Mail. At your request, we will mail to you our quarterly earnings news releases, quarterly financial data on Form 10-Q and additional annual reports. To be added to U.S. Bancorp's mailing list for quarterly earnings news releases, or to request other information, please contact:

U.S. Bancorp Investor Relations
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
612-973-2263
corporaterelations@usbank.com

MEDIA REQUESTS
Wendy Raway
Vice President, Public Relations
612-973-2429
wendy.raway@usbank.com

DIVERSITY
U.S. Bancorp and its subsidiaries are committed to developing and maintaining a workplace that reflects the diversity of the communities we serve. We support a work environment where individual differences are valued and respected and where each individual who shares the fundamental values of the company has an opportunity to contribute and grow based on individual merit.

EQUAL EMPLOYMENT OPPORTUNITY/AFFIRMATIVE ACTION
U.S. Bancorp and its subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this, employment decisions are made based upon job-related knowledge, skills and abilities rather that race, color, religion, national origin, gender, age, marital status, disability, veteran status, sexual orientation, gender identity or any other characteristic protected by law. The corporation complies with municipal, state, and federal Fair Employment Laws, including regulations applying to federal contractors.

COMMUNITY ANNUAL REPORT
To requires copies of the U.S. Bancorp Community Annual Report, published separately from our U.S. Bancorp Annual Report and Form 10-K, please call U.S. Bancorp Community Development at 612-973-4996. To request copies of the Firstar Community Partnership Report, please call Firstar Community Development at (513) 632-4030.

U.S. Bancorp, including each of its subsidiaries, is an Equal Opportunity Employer and a Drug-Free Workplace.

This report has been produced on recycled paper.(LOGO)