Form 10-Q
period 2001-06-30
US BANCORP \DE\
filed 2001-08-14
CIK 36104

                             2
                                                         FORM 10-Q/JUNE 30, 2001

                                                            [US BANCORP LOGO(R)]

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                     Class                                  Outstanding as of July 31, 2001
          Common Stock, $.01 Par Value                            1,965,598,235 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition          3
  and Results of Operations (Item 2)........................
Quantitative and Qualitative Disclosures About Market Risk          20
 (Item 3)...................................................
Financial Statements (Item 1)...............................        24
PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)...................        39
Signature...................................................        39
Exhibit 12 -- Computation of Ratio of Earnings to Fixed         Inside
 Charges....................................................      Back
                                                                 Cover

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

FINANCIAL  SUMMARY

                                                               Three Months Ended      Six Months Ended
                                                                    June 30,               June 30,
                                                              -------------------------------------------
(Dollars in Millions, Except Per Share Data)                      2001        2000       2001        2000
---------------------------------------------------------------------------------------------------------
Operating earnings*.........................................  $  818.6    $  764.1   $1,615.9    $1,493.9
Merger and restructuring-related items (after-tax)..........    (256.3)      (54.3)    (643.5)      (97.3)
                                                              -------------------------------------------
 Net income.................................................  $  562.3    $  709.8   $  972.4    $1,396.6
                                                              ===========================================
PER COMMON SHARE
Basic earnings per share....................................  $    .30    $    .37   $    .51    $    .73
Diluted earnings per share..................................       .29         .37        .51         .72
Dividends declared**........................................     .1875       .1625       .375        .325
Book value per share........................................      8.10        7.42
Market value per share......................................     22.79       21.06
FINANCIAL RATIOS
Return on average assets....................................      1.37%       1.81%      1.20%       1.80%
Return on average equity....................................      14.4        20.0       12.6        19.8
Net interest margin (taxable-equivalent basis)..............      4.37        4.37       4.39        4.41
Efficiency ratio............................................      55.3        51.7       60.2        52.3
SELECTED FINANCIAL RATIOS EXCLUDING MERGER
 AND RESTRUCTURING-RELATED ITEMS*
Return on average assets....................................      1.99%       1.95%      1.99%       1.93%
Return on average equity....................................      21.0        21.6       21.0        21.2
Efficiency ratio............................................      47.6        48.7       49.1        49.5
Banking efficiency ratio***.................................      41.7        44.1       43.6        44.7
AVERAGE BALANCE SHEET DATA
Loans.......................................................  $119,469    $117,008   $120,613    $115,780
Earning assets..............................................   145,289     140,091    144,581     138,350
Assets......................................................   164,807     157,993    163,985     156,055
Deposits....................................................   107,268     103,161    105,884     102,336
Total shareholders' equity..................................    15,609      14,259     15,538      14,180
                                                              ===========================================

                                                              June 30,    December 31,
                                                                  2001            2000
                                                                  --------------------
PERIOD END
Loans.......................................................  $118,512      $122,365
Allowance for credit losses.................................     1,716         1,787
Assets......................................................   165,156       164,921
Deposits....................................................   106,944       109,535
Total shareholders' equity..................................    15,456        15,168
Tangible common equity ratio................................       6.6%          6.3%
Tier 1 capital ratio........................................       8.0           7.2
Total risk-based capital ratio..............................      11.2          10.6
Leverage ratio..............................................       8.0           7.4
=============================================================================================================

  *The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the impact of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.
 **Dividends per share have not been restated for the Company's 2001 merger with the former U.S. Bancorp ("USBM").
***Without investment banking and brokerage activity.

 2                                                                  U.S. Bancorp

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported net income of $562.3 million in the second quarter of 2001, or $.29 per diluted share, compared with $709.8 million, or $.37 per diluted share, in the second quarter of 2000. Return on average assets and return on average common equity were 1.37 percent and 14.4 percent in the second quarter of 2001, compared with 1.81 percent and 20.0 percent for the same period of 2000. Net income reflects after-tax merger and restructuring-related charges of $256.3 million ($391.9 million on a pretax basis) in the second quarter of 2001 compared with $54.3 million ($81.9 on a pre-tax basis) in the second quarter of 2000. Merger and restructuring-related items on a pre-tax basis included a $62.2 million gain on the sale of branches offset by $233.2 million of noninterest expenses and $201.3 million of provision for credit losses associated with the merger of Firstar and the former U.S. Bancorp ("USBM"). Merger and restructuring-related items also included $5.4 million of restructuring charges for U.S. Bancorp Piper Jaffray and $14.2 million of noninterest expense for other recent acquisitions including the merger with Mercantile Bancorporation, Scripps Financial Corporation and the purchase of 41 branches in Tennessee from First Union National Bank.

    The Company reported operating earnings (net income excluding merger and restructuring-related charges) of $818.6 million for the second quarter of 2001, compared with $764.1 million for the second quarter of 2000. Operating earnings of $.43 per diluted share in the second quarter of 2001 were $.03, or 7.5 percent, higher than the same period of 2000. On a cash basis, operating earnings increased to $.49 per diluted share in the second quarter of 2001 from $.45 in the second quarter of 2000. Return on average common equity and return on average assets, excluding merger and restructuring-related charges, were 21.0 percent and 1.99 percent, respectively, in the second quarter of 2001, compared with returns of 21.6 percent and 1.95 percent in the second quarter of 2000. Excluding merger and restructuring-related charges, the efficiency ratio (the ratio of expenses to revenues) was 47.6 percent in the second quarter of 2001, compared with 48.7 percent in the second quarter of 2000. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity) before merger and restructuring-related charges was 41.7 percent in second quarter of 2001 compared with 44.1 percent for the same period in 2000.

    Operating earnings for the first six months of 2001 included a number of significant unusual gains and losses (summarized in Table 2). The net impact of the unusual items was not material to the Company's operating earnings; however, individual revenue and expense items were materially affected.

    Total revenue on a taxable-equivalent basis was $2.9 billion for the second quarter of 2001 compared with $2.7 billion in second quarter of 2000, a 6.7 percent increase from a year ago. Total revenue, excluding merger and restructuring-related gains of $62.2 million, on a taxable-equivalent basis for the second quarter of 2001 grew by $120.3 million, or 4.4 percent, over the second quarter of 2000. The increase reflects a 3.9 percent growth in net interest income and a 5.1 percent increase in fee-based revenues. Included in second quarter of 2001 revenues are $31.3 million of securities gains offset by a $35 million gain on the disposal of an office building in second quarter of 2000. Core banking revenue, (revenue excluding capital markets activities, nonrecurring income, acquisitions and divestitures) on a taxable-equivalent basis, however, grew by approximately 6.5 percent quarter over second quarter of 2000. Total noninterest expense was $1.6 billion in second quarter of 2001 compared with $1.4 billion in second quarter of 2000. Total noninterest expense, excluding merger and restructuring-related charges of $252.8 million, increased over the second quarter of 2000 by $12.7 million, or 1.0 percent. The slight increase primarily reflects growth in the core banking businesses and acquisitions, principally offset by the reduction in capital markets activity and cost savings from the integration of recent acquisitions. Refer to "Acquisition and Divestiture Activity" for further information on the timing of acquisitions and "Noninterest Expenses" for further discussion of merger and restructuring-related charges. Provision for credit losses was $441.3 million in the second quarter of 2001 compared with $201.3 million in the second quarter of 2000. Provision for credit losses, excluding merger and related-restructuring items of $201.3 million, for the second quarter of 2001 increased by $38.7 million over the second quarter of 2000, reflecting the increase in nonperforming assets

U.S. Bancorp                                                                   3

     TABLE 1
         SUMMARY OF CONSOLIDATED INCOME

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
(Taxable-Equivalent Basis;                                      --------------------------------------------
Dollars in Millions, Except Per Share Data)                       2001          2000        2001        2000
------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Interest income.............................................    $2,843.8    $3,002.0    $5,881.1    $5,863.4
Interest expense............................................     1,257.8     1,475.2     2,721.0     2,824.8
                                                                --------------------------------------------
   Net interest income......................................     1,586.0     1,526.8     3,160.1     3,038.6
Securities gains, net.......................................        31.3          .3       247.3          --
Noninterest income..........................................     1,233.1     1,203.0     2,418.0     2,384.7
                                                                --------------------------------------------
   Total revenue............................................     2,850.4     2,730.1     5,825.4     5,423.3
Noninterest expense.........................................     1,341.9     1,329.2     2,736.2     2,686.8
Provision for credit losses.................................       240.0       201.3       605.8       384.5
                                                                --------------------------------------------
   Income before taxes and merger and restructuring-related
    items...................................................     1,268.5     1,199.6     2,483.4     2,352.0
Taxable-equivalent adjustment...............................        16.8        21.3        35.3        43.5
Income taxes................................................       433.1       414.2       832.2       814.6
                                                                --------------------------------------------
Operating earnings*.........................................       818.6       764.1     1,615.9     1,493.9
Merger and restructuring-related items (after-tax)..........      (256.3)      (54.3)     (643.5)      (97.3)
                                                                --------------------------------------------
   Net income in accordance with GAAP.......................    $  562.3    $  709.8    $  972.4    $1,396.6
                                                                ============================================
PER COMMON SHARE
Basic earnings per share....................................    $    .30    $    .37    $    .51    $    .73
Diluted earnings per share..................................         .29         .37         .51         .72
Dividends declared**........................................       .1875       .1625        .375        .325
                                                                ============================================
FINANCIAL RATIOS
Return on average assets....................................        1.37%       1.81%       1.20%       1.80%
Return on average equity....................................        14.4        20.0        12.6        19.8
Net interest margin (taxable-equivalent basis)..............        4.37        4.37        4.39        4.41
Efficiency ratio............................................        55.3        51.7        60.2        51.7
                                                                ============================================
FINANCIAL RATIOS EXCLUDING MERGER AND RESTRUCTURING-RELATED
 ITEMS*
Return on average assets....................................        1.99%       1.95%       1.99%       1.93%
Return on average equity....................................        21.0        21.6        21.0        21.2
Efficiency ratio............................................        47.6        48.7        49.1        49.5
Banking efficiency ratio***.................................        41.7        44.1        43.6        44.7
                                                                ============================================
RECONCILIATION OF OPERATING EARNINGS* TO NET INCOME IN
 ACCORDANCE WITH GAAP
Operating earnings..........................................    $  818.6    $  764.1    $1,615.9    $1,493.9
Merger and restructuring-related items
   Merger and restructuring-related gains...................        62.2          --        62.2          --
   Merger and restructuring-related charges.................      (252.8)      (81.9)     (657.0)     (146.9)
   Provision for credit losses..............................      (201.3)         --      (367.9)         --
   Applicable tax benefit...................................       135.6        27.6       319.2        49.6
                                                                --------------------------------------------
Net income in accordance with GAAP..........................    $  562.3    $  709.8    $  972.4    $1,396.6
============================================================================================================

  *The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the impact of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.

 **Dividends per share have not been restated for the Company's 2001 merger with USBM.

***Without investment banking and brokerage activity.

and charge-offs quarter over quarter. Refer to "Corporate Risk Profile" for further information on provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

    Net income for the first six months of 2001 was $972.4 million, or $.51 per diluted share, compared with $1,396.6 million, or $.72 per diluted share, for the first six months of 2000. Return on average common

 4                                                                  U.S. Bancorp

     TABLE 2
         SIGNIFICANT ITEMS IN OPERATING EARNINGS

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                                --------------------------------------
(Dollars in Millions)                                            2001       2000       2001      2000
------------------------------------------------------------------------------------------------------
Securities gains, net.......................................    $ 31.3     $   .3     $239.6    $   --
Principal-only residuals and other..........................        --         --        7.7        --
Disposal of office buildings................................        --       35.0         --      45.3
                                                                --------------------------------------
       Total significant gains                                  $ 31.3     $ 35.3     $247.3    $ 45.3
                                                                --------------------------------------
Provision for accelerated workout strategy..................    $   --     $   --     $160.0    $   --
Partnership and equity investments..........................        --         --       36.8        --
Mortgage servicing rights impairment........................        --         --        7.4        --
Other, net..................................................        --         --       11.6        --
                                                                --------------------------------------
       Total significant losses                                 $   --     $   --     $215.8    $   --
======================================================================================================

equity and return on average assets were 12.6 percent and 1.20 percent, respectively, for the first six months of 2001, compared with returns of 19.8 percent and 1.80 percent, for the same period of 2000. Net income reflects merger and restructuring-related charges of $643.5 million ($962.7 million on a pre-tax basis) in the first half of 2001, compared with $97.3 million ($146.9 million on pre-tax basis) in the first half of 2000. Operating earnings for the first six months of 2001 were $1,615.9 million compared with $1,493.9 million for the first six months of 2000. On a diluted per share basis, operating earnings were $.84 for the first half of 2001, compared with $.77 for the first half of 2000. On a cash basis, operating earnings increased to $.96 per diluted share in the first six months of 2001 from $.87 for the first six months of 2000. Year-to-date return on average common equity and return on average assets, excluding merger and restructuring-related charges, were 21.0 percent and 1.99 percent, respectively, compared with returns of 21.2 percent and 1.93 percent, respectively, in the first half of 2000. Excluding merger and restructuring-related charges, the efficiency ratio (the ratio of expenses to revenues) was 49.1 percent for the first six months of 2001, compared with 49.5 percent for the first six months of 2000. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity) before merger and restructuring-related charges was 43.6 percent for the first six months of 2001, compared with 44.7 percent for the same period in 2000.

    Total revenue on a taxable-equivalent basis was $5.9 billion for the six months ended June 30, 2001 compared with $5.4 billion in the same period of 2000, a 8.6 percent increase from a year ago. Total revenue, excluding merger and restructuring-related items, on a taxable-equivalent basis for the six months ended June 30, 2001 was $5.8 billion compared with $5.4 billion, a 7.4 percent increase from a year ago. The increase reflects securities gains of $247.3 million in 2001 compared with approximately $45.3 million of unusual gains in 2000 including gains on the disposal of two office buildings. These net gains are somewhat offset by adverse capital markets conditions during the first six months of 2001 relative to the same period of a year ago. As a result of these conditions, capital markets revenues and trust and asset management-related revenues declined approximately $145 million from a year ago. Core banking revenue on a taxable-equivalent basis for the six-month period grew by
6.9 percent over 2000. Total noninterest expense was $3.4 billion in first six months of 2001 compared with $2.8 billion in the same period of 2000. Total noninterest expense, excluding merger and restructuring-related charges of $657.0 million, increased over the second quarter of 2000 by $49.4 million, or
1.8 percent. The increase primarily reflects $44.2 million of unusual expense items, growth in the core banking businesses and acquisitions, principally offset by the reduction in capital markets activity and cost savings from the integration of recent acquisitions. Provision for credit losses was $973.7 million in first six months of 2001 compared with $384.5 million in the same period of 2000. Provision for credit losses, excluding merger and restructuring-related items of $367.9 million, for the first six months of 2001 increased by $221.3 million over the second quarter of 2000, reflecting the increase in nonperforming assets and charge-offs from a year ago. Included in the first quarter of 2001 provision was a $160.0 million provision related to the Company's previously announced accelerated loan workout strategy.

    The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to in this analysis as "operating earnings". Operating earnings and related

U.S. Bancorp                                                                   5
discussions are presented as supplementary information in this analysis to enhance the reader's understanding of, and highlight trends in, the Company's core financial results excluding the non-recurring effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related charges excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

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

    Operating results for the first six months of 2001 reflect the following transactions accounted for as purchases in 2000. On October 13, 2000, the Company acquired Scripps Financial Corporation of San Diego, California, which has 10 branches in San Diego county and total assets of $650 million. On September 28, 2000, the Company acquired Lyon Financial Services, Inc., a wholly owned subsidiary of the privately held Schwan's Sales Enterprises Inc. in Marshall, Minnesota. Lyon Financial specializes in small-ticket lease transactions and had $1.3 billion in assets. On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology leasing company with total assets of $280 million. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, California, which had 11 branches in San Diego county and total assets of $491 million. In addition to these business combinations, the Company purchased 41 branches in Tennessee from First Union National Bank on December 8, 2000 representing approximately $424 million in loans and $1.78 billion in deposits.

    On May 7, 2001, the Company announced an agreement to acquire NOVA Corporation (NYSE: NIS) in a stock and cash transaction valued at approximately $2.1 billion. The transaction was completed on July 24, 2001 and will be accounted for as a purchase. On June 5, 2001, the Company announced an agreement to purchase 20 branches from Pacific Century Bank in a cash transaction. The acquisition includes approximately $640 million in deposits, $570 million in loans and 300 employees. The transaction is expected to close by the end of the third quarter of 2001.

    During the second quarter of 2001, the Company completed the sale of 14 branches in connection with the merger of USBM and Firstar representing $771 million of deposits and recognizing a $62.2 million merger-related gain. The branches were principally located in Minnesota and Iowa. Refer to Note 3 and
Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

LINE OF BUSINESS FINANCIAL REVIEW

    Within the Company, financial performance is measured by major lines of business which include: Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets and Treasury and Other Corporate Support. Business line results are derived from the Company's profitability reporting systems. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced, product lines change or business segments are realigned to better respond to our diverse customer base. During the first and second quarters of 2001, certain organizational and methodology changes were made to reflect the recent merger of Firstar and USBM. All results for 2001 and 2000 have been restated to present consistent methodologies for all business lines.

    Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $440.7 million of the Company's pre-tax income in the second quarter of 2001 and $890.9 million in the first six months of 2001, a
5.9 percent and 9.1 percent increase, respectively, over the same periods of 2000. Total revenue grew by 7.6 percent and 10.7 percent from the second quarter and first six months of 2000 to the second quarter and first six months of 2001. Net interest income increased 4.4 percent for the second quarter and 8.2 percent for the first six months of 2001 primarily due to core deposit growth and the acquisition of Lyon Financial offset somewhat by the impact of declining rates on the funding benefit of deposits. Noninterest income increased 18.2 percent in the second quarter and 19.5 percent in the first six months of 2001 reflecting revenue related to the leasing acquisition, core growth in syndication and cash management-related fees, and securitization income related to commercial loans transferred to an off-balance sheet loan conduit. Offsetting the favorable variance in total revenue was an increase in noninterest expense (11.2 percent in the second quarter and 14.7 percent in the first six months of 2001), primarily due to the leasing acquisitions and planned growth in targeted markets.

 6                                                                  U.S. Bancorp

Additionally, the provision for credit losses increased $13.2 million, or 16.7 percent, during the second quarter of 2001 compared with the same period of a year ago and $13.5 million, or 18.3 percent during the first six months of 2001. The increase reflects deterioration in nonperforming commercial loans and economic trends impacting this business unit's loan portfolio.

    Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines ("ATMs"). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking and investment sales. Consumer Banking contributed $505.7 million and $968.5 million of the Company's pre-tax income in the second quarter and first six months of 2001, a 3.6 percent decrease from both the second quarter and the first six months of 2000. Total revenue grew by 3.1 percent in the second quarter of 2001 and 3.4 percent in the first six months of 2001 over the same periods of 2000. Fee based revenue increased 25.3 percent for the second quarter and 24.0 percent for the first six months of 2001 as compared with the same periods of 2000, while net interest income declined 4.7 percent and 3.5 percent, in the second quarter and first six months of 2001, respectively. The decline in net interest income reflects the impact of declining rates on the funding benefit of consumer deposits. It also reflect the divestiture of home equity and indirect automobile loans in the first quarter of 2001 and branch divestitures completed during the second quarter of 2001 in connection with the merger of Firstar and USBM. The decline was partially offset by a funding benefit of approximately $14 million related to the acquisition of 41 branches in Tennessee. Growth in fee-based revenue is primarily attributed to an increase in retail deposit and cash management fees, the result of process changes, product-related pricing enhancements and fee revenue related to the Tennessee branch acquisition. Mortgage banking revenue also contributed to the favorable variance. Partially offsetting the increase in revenue was an increase in noninterest expense (8.1 percent for the second quarter and 6.0 percent for the first six months) primarily related to growth in mortgage banking activities and the Tennessee branch acquisition. Additionally, the provision for credit losses increased $16.6 million, or 20.1 percent, during the second quarter of 2001 compared with the same period of a year ago and $53.6 million, or 33.9 percent during the first six months of 2001. The increase reflects deterioration in nonperforming loans, higher consumer bankruptcies and economic trends impacting the business unit's loan and retail leasing portfolios.

    Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody, and Mutual Fund Services, LLC. The business segment also offers investment management services to several client segments including mutual funds, institutional customers, and private asset management. Private Client, Trust and Asset Management contributed $159.3 million of the Company's pre-tax income in the second quarter of 2001 and $307.7 million in the first six months of 2001, a 2.0 percent and 3.6 percent decline, respectively, from the same periods of 2000. Strong growth in net interest income in the second quarter and first six months of 2001 from the same periods of 2000, was driven by core loan and deposit growth partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income declined during the second quarter and or the first six months of 2001 compared with a year ago primarily due to lower trust and investment management fees being adversely affected by current capital market conditions. Noninterest expense decreased .7 percent in the second quarter of 2001 compared with a year ago while increasing 2.1 percent during the first six months of 2001 as compared with the same period of 2000. The increase in noninterest expenses is primarily driven by changes in compensation for investment managers to meet competitive salary structures offset by cost savings from integration activities.

    Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $173.8 million of the Company's pre-tax income in the second quarter of 2001, a .1 percent decline from second quarter of 2000. For the six months ended June 30, 2001, the business unit contributed $354.8 million, representing a 6.3 percent increase over the same period of 2000. Total revenue growth was 8.2 percent and 10.0 percent for the second quarter and first six months of 2001, respectively. The growth in net interest income was primarily due to repricing characteristics of the credit card portfolio during the recent declining rate environment and a co-branded portfolio acquisition completed in 2000. Growth in noninterest income represents primarily credit card and payment processing fees, particularly in corporate payment and debit card products. Revenue growth was partially offset by an increase in noninterest expense (9.7 percent for the

U.S. Bancorp                                                                   7

     TABLE 3
         LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                  Wholesale                       Consumer                Private Client, Trust
                                                   Banking                        Banking                 and Asset Management
                                         ----------------------------------------------------------------------------------------
For the Three Months Ended June 30                           Percent                         Percent                      Percent
(Dollars in Millions)                       2001      2000    Change        2001      2000   Change       2001     2000    Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent
 basis)................................  $ 439.6   $ 421.1     4.4%     $  721.6   $ 757.2    (4.7%)    $ 58.6   $ 53.9     8.7%
Noninterest income.....................    148.8     125.9    18.2         331.1     264.2    25.3       223.5    225.1     (.7)
                                         -----------------              ------------------              ---------------
     Total revenue.....................    588.4     547.0     7.6       1,052.7   1,021.4     3.1       282.1    279.0     1.1
Noninterest expense....................     93.9      85.5     9.8         420.9     398.2     5.7       114.4    115.2     (.7)
Other intangible amortization..........       .3        .3      --          23.7      15.2    55.9         4.9      5.0    (2.0)
Goodwill amortization..................      3.1       1.7    82.4           3.3       1.1      **          .3       .3      --
                                         -----------------              ------------------              ---------------
     Total noninterest expense.........     97.3      87.5    11.2         447.9     414.5     8.1       119.6    120.5     (.7)
                                         -----------------              ------------------              ---------------
       Operating income................    491.1     459.5     6.9         604.8     606.9     (.3)      162.5    158.5     2.5
Provision for credit losses............     50.4      43.2    16.7          99.1      82.5    20.1         3.2     (4.1)     **
                                         -----------------              ------------------              ---------------
Income before income taxes.............    440.7     416.3     5.9         505.7     524.4    (3.6)      159.3    162.6    (2.0)
Income taxes and taxable-equivalent
 adjustment............................    160.4     151.5     5.9         184.0     190.9    (3.6)       58.0     59.2    (2.0)
                                         -----------------              ------------------              ---------------
Operating earnings, before merger and
 restructuring-related items...........  $ 280.3   $ 264.8     5.9      $  321.7   $ 333.5    (3.5)     $101.3   $103.4    (2.0)
                                         =================              ==================              ===============
Merger and restructuring-related items
 (after-tax)*..........................
Net income.............................
AVERAGE BALANCE SHEET DATA
Loans..................................  $55,970   $55,040     1.7      $ 42,321   $41,142     2.9      $4,057   $3,686    10.1
Assets.................................   62,160    60,321     3.0        49,111    47,072     4.3       5,473    4,974    10.0
Noninterest-bearing deposits...........   10,464     9,487    10.3        11,719    11,800     (.7)      2,485    2,056    20.9
Interest-bearing deposits..............    6,301     4,486    40.5        61,327    62,195    (1.4)      4,990    4,737     5.3
                                         -----------------              ------------------              ---------------
     Total deposits....................  $16,765   $13,973    20.0      $ 73,046   $73,995    (1.3)     $7,475   $6,793    10.0
=================================================================================================================================

                                                 Wholesale                       Consumer                 Private Client, Trust
                                                  Banking                         Banking                 and Asset Management
                                        -----------------------------------------------------------------------------------------
For the Six Months Ended June 30                            Percent                          Percent                      Percent
(Dollars in Millions)                      2001      2000    Change        2001       2000   Change       2001     2000    Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income
 (taxable-equivalent basis)...........  $ 899.2   $ 831.1      8.2%    $1,450.2   $1,502.9    (3.5%)    $113.0   $102.1    10.7%
Noninterest income....................    279.4     233.8     19.5        624.6      503.6    24.0       443.3    451.6    (1.8)
                                        -----------------              -------------------              ---------------
     Total revenue....................  1,178.6   1,064.9     10.7      2,074.8    2,006.5     3.4       556.3    553.7      .5
Noninterest expense...................    193.7     171.1     13.2        843.5      810.3     4.1       232.1    226.9     2.3
Other intangible amortization.........       .6        .7    (14.3)        45.6       31.2    46.2         9.8     10.0    (2.0)
Goodwill amortization.................      6.2       3.0       **          5.7        2.3      **          .6       .7   (14.3)
                                        -----------------              -------------------              ---------------
     Total noninterest expense........    200.5     174.8     14.7        894.8      843.8     6.0       242.5    237.6     2.1
                                        -----------------              -------------------              ---------------
       Operating income...............    978.1     890.1      9.9      1,180.0    1,162.7     1.5       313.8    316.1     (.7)
Provision for credit losses...........     87.2      73.7     18.3        211.5      157.9    33.9         6.1     (3.0)     **
                                        -----------------              -------------------              ---------------
Income before income taxes............    890.9     816.4      9.1        968.5    1,004.8    (3.6)      307.7    319.1    (3.6)
Income taxes and taxable-equivalent
 adjustment...........................    324.3     297.2      9.1        352.5      365.7    (3.6)      112.0    116.2    (3.6)
                                        -----------------              -------------------              ---------------
Operating earnings, before merger and
 restructuring-related items..........  $ 566.6   $ 519.2      9.1     $  616.0   $  639.1    (3.6)     $195.7   $202.9    (3.5)
                                        =================              ===================              ===============
Merger and restructuring-related items
 (after-tax)*.........................
Net income............................
AVERAGE BALANCE SHEET DATA
Loans.................................  $56,676   $53,833      5.3     $ 42,595   $ 41,310     3.1      $4,023   $3,617    11.2
Assets................................   62,820    58,931      6.6       48,761     46,878     4.0       5,427    4,932    10.0
Noninterest-bearing deposits..........   10,196     9,388      8.6       11,578     11,801    (1.9)      2,372    1,794    32.2
Interest-bearing deposits.............    5,970     4,515     32.2       61,936     62,326     (.6)      4,967    4,720     5.2
                                        -----------------              -------------------              ---------------
     Total deposits...................  $16,166   $13,903     16.3     $ 73,514   $ 74,127     (.8)     $7,339   $6,514    12.7
=================================================================================================================================

 *Merger and restructuring-related items are not allocated to the business lines.
**Not meaningful.

 8                                                                  U.S. Bancorp

               Payment                             Capital                          Treasury and
              Services                             Markets                        Corporate Support
---------------------------------------------------------------------------------------------------------
                          Percent                             Percent                             Percent
       2001       2000     Change          2001       2000     Change          2001       2000     Change
---------------------------------------------------------------------------------------------------------
    $ 121.5    $ 100.9       20.4%      $   5.2    $  11.3      (54.0%)     $ 239.5    $ 182.4       31.3%
      280.9      270.9        3.7         219.8      254.8      (13.7)         60.3       62.4       (3.4)
    ------------------                  ------------------                  ------------------
      402.4      371.8        8.2         225.0      266.1      (15.4)        299.8      244.8       22.5
      111.4      101.7        9.5         192.9      206.9       (6.8)        295.8      324.9       (9.0)
        6.2        6.0        3.3            --         --         --          16.3       10.5       55.2
        3.4        2.6       30.8            --         .2         **          51.1       53.9       (5.2)
    ------------------                  ------------------                  ------------------
      121.0      110.3        9.7         192.9      207.1       (6.9)        363.2      389.3       (6.7)
    ------------------                  ------------------                  ------------------
      281.4      261.5        7.6          32.1       59.0      (45.6)        (63.4)    (144.5)      56.1
      107.6       87.5       23.0           (.3)        --         **         (20.0)      (7.8)        **
    ------------------                  ------------------                  ------------------
      173.8      174.0        (.1)         32.4       59.0      (45.1)        (43.4)    (136.7)      68.3
       63.3       63.3         --          11.8       21.5      (45.1)        (27.6)     (50.9)      45.8
    ------------------                  ------------------                  ------------------
    $ 110.5    $ 110.7        (.2)      $  20.6    $  37.5      (45.1)      $ (15.8)   $ (85.8)      81.6
    ==================                  ==================                  ==================
    $ 9,964    $ 9,334        6.7       $   487    $   240         **       $ 6,670    $ 7,566      (11.8)
     11,066     10,480        5.6         3,362      3,391        (.9)       33,635     31,755        5.9
        165        169       (2.4)          164        156        5.1          (485)       330         **
         --         --         --            --         --         --        10,138      7,745       30.9
    ------------------                  ------------------                  ------------------
    $   165    $   169       (2.4)      $   164    $   156        5.1       $ 9,653    $ 8,075       19.5
=========================================================================================================

              Consolidated
                 Company
------------------------------------
                             Percent
         2001        2000     Change
     $1,586.0    $1,526.8        3.9%
      1,264.4     1,203.3        5.1
     --------------------
      2,850.4     2,730.1        4.4
      1,229.3     1,232.4        (.3)
         51.4        37.0       38.9
         61.2        59.8        2.3
     --------------------
      1,341.9     1,329.2        1.0
     --------------------
      1,508.5     1,400.9        7.7
        240.0       201.3       19.2
     --------------------
      1,268.5     1,199.6        5.7
        449.9       435.5        3.3
     --------------------
        818.6       764.1        7.1
     ====================
       (256.3)      (54.3)
     --------------------
     $  562.3    $  709.8
     ====================
     $119,469    $117,008        2.1
      164,807     157,993        4.3
       24,512      23,998        2.1
       82,756      79,163        4.5
     --------------------
     $107,268    $103,161        4.0
====================================

               Payment                             Capital                          Treasury and
              Services                             Markets                        Corporate Support
---------------------------------------------------------------------------------------------------------
                          Percent                             Percent                             Percent
       2001       2000     Change          2001       2000     Change          2001       2000     Change
---------------------------------------------------------------------------------------------------------
    $ 244.7    $ 214.4       14.1%      $  10.3    $  20.6      (50.0%)     $ 442.7    $ 367.5       20.5%
      548.1      506.5        8.2         442.0      574.2      (23.0)        327.9      115.0         **
    ------------------                  ------------------                  ------------------
      792.8      720.9       10.0         452.3      594.8      (24.0)        770.6      482.5       59.7
      219.6      201.8        8.8         385.2      464.2      (17.0)        635.1      619.9        2.5
       12.4       11.4        8.8            --         --         --          26.9       21.1       27.5
        6.8        4.5       51.1            .1         .4      (75.0)        112.3      107.3        4.7
    ------------------                  ------------------                  ------------------
      238.8      217.7        9.7         385.3      464.6      (17.1)        774.3      748.3        3.5
    ------------------                  ------------------                  ------------------
      554.0      503.2       10.1          67.0      130.2      (48.5)         (3.7)    (265.8)      98.6
      199.2      169.4       17.6           5.3         --         **          96.5      (13.5)        **
    ------------------                  ------------------                  ------------------
      354.8      333.8        6.3          61.7      130.2      (52.6)       (100.2)    (252.3)      60.3
      129.1      121.5        6.3          22.5       47.4      (52.5)        (72.9)     (89.9)      18.9
    ------------------                  ------------------                  ------------------
    $ 225.7    $ 212.3        6.3       $  39.2    $  82.8      (52.7)      $ (27.3)   $(162.4)      83.2
    ==================                  ==================                  ==================
    $ 9,927    $ 9,158        8.4       $   485    $   247       96.4       $ 6,907    $ 7,615       (9.3)
     11,041     10,249        7.7         3,375      3,339        1.1        32,561     31,726        2.6
        161        158        1.9           162        155        4.5          (415)       583         **
         --         --         --            --         --         --         8,957      6,896       29.9
    ------------------                  ------------------                  ------------------
    $   161    $   158        1.9       $   162    $   155        4.5       $ 8,542    $ 7,479       14.2
=========================================================================================================

              Consolidated
                 Company
-------------------------
                             Percent
         2001        2000     Change
----------------------------------------------
     $3,160.1    $3,038.6        4.0%
      2,665.3     2,384.7       11.8
     --------------------
      5,825.4     5,423.3        7.4
      2,509.2     2,494.2         .6
         95.3        74.4       28.1
        131.7       118.2       11.4
     --------------------
      2,736.2     2,686.8        1.8
     --------------------
      3,089.2     2,736.5       12.9
        605.8       384.5       57.6
     --------------------
      2,483.4     2,352.0        5.6
        867.5       858.1        1.1
     --------------------
      1,615.9     1,493.9        8.2
     ====================
       (643.5)      (97.3)
     --------------------
     $  972.4    $1,396.6
     ====================
     $120,613    $115,780        4.2
      163,985     156,055        5.1
       24,054      23,879         .7
       81,830      78,457        4.3
     --------------------
     $105,884    $102,336        3.5
====================================

U.S. Bancorp                                                                   9
second quarter and 9.7 percent for the first six months of 2001) primarily related to merchant and debit card processing costs. Additionally, the provision for credit losses increased $20.1 million, or 23.0 percent, during the second quarter of 2001 compared with the same period of a year ago and $29.8 million, or 17.6 percent during the first six months of 2001. The increase in provision reflects deterioration in delinquencies, higher bankruptcies and credit losses in the credit card portfolio and the economic slowdown impacting consumers.

    Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of brokerage offices. Capital Markets contributed $32.4 million of the Company's pre-tax income in the second quarter and $61.7 million for the first six months of 2001, a 45.1 percent and 52.6 percent decline, respectively, from the second quarter and first six months of 2000. The unfavorable variances in pre-tax income from the second quarter of 2000 were due to significant decreases in fees related to trading, investment product fees and commissions and investment banking revenues reflecting recent adverse capital market conditions. In response to significant changes in the securities markets including increased volatility, changes in equity valuations, a slow down in the market for new and secondary issuances of equity and the increasingly competitive environment for the industry, U.S. Bancorp Piper Jaffray began restructuring its operations during the first quarter 2001. Additionally in June 2001, the Company decided to discontinue U.S. Bancorp Libra operations, a business unit that specializes in underwriting and trading high-yield debt and mezzanine securities. Refer to "Noninterest Expenses" on page 13 for further discussion.

    Treasury and Corporate Support includes the Company's investment and residential mortgage portfolios, funding, capital management and asset securitization activities, interest rate risk management, and the net effect of transfer pricing related to loan and deposit balances. The provision for credit losses represents the residual aggregate of the credit losses allocated to the reportable business units and the Company's recorded provision determined in accordance with generally accepted accounting principles in the United States. It also includes business activities managed on a corporate basis, including income and expense of enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded a pre-tax loss of $43.4 million in the second quarter of 2001 and $100.2 million in the first six months of 2001, compared to losses of $136.7 million in the second quarter of 2000 and $252.3 million in the first six

     TABLE 4
         ANALYSIS OF NET INTEREST INCOME

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                                --------------------------------------------
(Dollars in Millions)                                               2001        2000        2001        2000
------------------------------------------------------------------------------------------------------------
Components of net interest income
   Income on earning assets.................................    $2,843.8    $3,002.0    $5,881.1    $5,863.4
   Expenses on interest-bearing liabilities.................     1,257.8     1,475.2     2,721.0     2,824.8
                                                                --------------------------------------------
Net interest income (taxable-equivalent basis)..............    $1,586.0    $1,526.8    $3,160.1    $3,038.6
                                                                ============================================
Net interest income, as reported............................    $1,569.2    $1,505.5    $3,124.8    $2,995.1
                                                                ============================================
Average yields and rates paid (taxable-equivalent basis)
   Earning assets yield.....................................        7.84%       8.61%       8.18%       8.51%
   Rate paid on interest-bearing liabilities................        4.21        5.12        4.59        4.97
                                                                --------------------------------------------
Gross interest margin.......................................        3.63%       3.49%       3.59%       3.54%
                                                                ============================================
Net interest margin.........................................        4.37%       4.37%       4.39%       4.41%
                                                                ============================================
Average balances
   Investment securities....................................    $ 21,257    $ 17,565    $ 19,575    $ 17,672
   Loans....................................................     119,469     117,008     120,613     115,780
   Earning assets...........................................     145,289     140,091     144,581     138,350
   Interest-bearing liabilities.............................     119,877     115,885     119,471     114,171
   Net free funds*..........................................      25,412      24,206      25,110      24,179
============================================================================================================

*Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

 10                                                                 U.S. Bancorp
months of 2000. During the second quarter, total revenue was $299.8 million compared with $244.8 million a year ago. The $55.0 million increase is primarily due to higher average investments from a year ago due to net purchases during the first and second quarter of 2001 and the benefit of declining interest rates given the existing interest rate risk management position. Included in the second quarter 2001 was $31.3 million of securities gains compared to $.3 million in the second quarter of 2000. On a comparative basis, the second quarter of 2000 included a $35.0 million gain on the disposal of an office building. Noninterest expenses were $363.2 million in the second quarter of 2001 compared with $389.3 million for the same period of 2000. The decline is primarily due to cost savings from previously completed acquisitions and merger integration activities. Noninterest expenses for the six months ended June 30, 2001 were $774.3 million compared with $748.3 million for the first six months of 2000. The increase of $25.7 million is primarily related to $36.8 million of partnership and equity losses recognized in the first quarter of 2001 partially offset by cost savings from merger integration activities. Refer to Table 2 "Significant Items in Operating Earnings" on page 5 and "Noninterest Expenses" on page 13 for further discussion. Provision for credit losses for the six months ended June 30, 2001 was $96.5 million compared with a net recovery of $13.5 million in 2000. Included in the provision for credit losses in 2001 was $130.0 million in connection with an accelerated loan workout strategy.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Second quarter net interest income on a taxable-equivalent basis was $1,586.0 million, compared with $1,526.8 million recorded in the second quarter of 2000. Year-to-date net interest income on a taxable-equivalent basis was $3,160.1 million, compared with $3,038.6 million for the first six months of 2000. The second quarter and year-to-date average earning assets increased $5.2 billion or 3.7 percent, and $6.2 billion, or 4.5 percent, respectively, over the comparable periods of 2000. These increases are primarily driven by increases in the investment portfolio, core commercial and retail loan growth, and the impact of acquisitions. This growth is partially offset by a $2.1 billion decline in lower margin residential mortgages and a $4.2 billion reduction related to transfers of low margin, higher quality, commercial loans to Stellar Funding Group, Inc. ("loan conduit"). The net interest margin was flat in the second quarter of 2001 at 4.37 percent, compared with second quarter of 2000 while the year-to-date net interest margin decreased from 4.41 percent in 2000 to 4.39 percent in 2001. The relatively flat net interest margin reflects the funding benefit of the declining rate environment, product repricing dynamics and loan conduit activities, offset by the first quarter 2001 sale of the high loan-to-value home equity and indirect automobile portfolios and lower yields on the investment portfolio. Total average loans for the second quarter of 2001 were $2.5 billion higher, or 2.1 percent, higher than the second quarter of 2000 and year-to-date average loans were $4.8 billion higher, or 4.2 percent, higher than the first half of 2000. Year-over-year loan growth was impacted by several management actions, including the first quarter of 2001 sale of the home equity and indirect automobile loan portfolios, recent acquisitions, branch divestitures, and funding of short-term, high quality, commercial loans through the loan conduit. In addition, the Company continued to reduce its lower margin residential mortgage portfolio. Excluding residential mortgage loans, average loans for the second quarter were higher by $4.5 billion, or 4.2 percent, than the second quarter of 2000, reflecting both core loan growth and acquisitions. Core loan growth (total average loans for the second quarter, excluding residential mortgage loans and the impact of acquisitions and loan sales, but including loans funded in the loan conduit) grew by $6.7 billion, or
6.2 percent, over the second quarter of 2000.

    Investment securities at June 30, 2001, were $4.0 billion more than at June 30, 2000, and $4.6 billion higher than at March 31, 2001, reflecting net purchases of securities. Average investment securities for the second quarter and first six months of 2001 were $3.7 billion higher (21.0 percent) and $1.9 billion higher (10.8 percent), respectively, than the same periods of 2000.

    Average noninterest-bearing deposits, excluding the impact of branch divestitures, in the second quarter of 2001 were higher that the second quarter of 2000 by $563 million, or 2.4 percent. Average interest-bearing deposits, excluding the impact of branch divestitures, grew by $4.0 billion, or 5.1 percent, over the second quarter of 2000, reflecting bank and branch acquisitions, growth in core money market deposits and increases in time deposits greater than $100,000.

PROVISION FOR CREDIT LOSSES The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management. During the second quarter of 2001, the provision was

U.S. Bancorp                                                                  11

$441.3 million, compared with $201.3 million for the second quarter of 2000. Included in the provision for credit losses in the second quarter of 2001 is a merger-related provision of $201.3 million associated with the Company's integration of certain small business products and management's decision to discontinue an unsecured small business product of USBM. The Company plans to sell the related portfolio by the fourth quarter of 2001 and, as such, has transferred product balances of approximately $680 million to loans held for sale. Excluding the merger-related provision, the provision for credit losses increased $38.7 million from a year ago. The provision for credit losses in the first six months of 2001 was $973.7 million, an increase of $589.2 million from $384.5 million in the same period of 2000. Included in the provision for credit losses for the first half of 2001 are merger-related provisions totaling $367.9 million consisting of: a $90.0 million charge to align risk management practices, align chargeoff policies and to expedite the transition out of a specific segment of the health care industry not meeting the risk profile of the new company; a $76.6 million provision for losses related to the sale of high loan-to-value home equity loans and the indirect automobile loan portfolio of the former USBM; and the $201.3 million provision associated with the discontinued unsecured small business product of USBM. Excluding the merger and restructuring-related provision of $367.9 million, the provision for credit losses for the first half of 2001 increased by $221.3 million over the first half of 2000 primarily due to a $160.0 million charge incurred in connection with an accelerated loan workout strategy. The additional provision for credit losses was taken after an extensive review of the Company's commercial portfolio in light of recent declining economic conditions and company-specific trends. In connection with this strategy, the Company has written down the carrying values of these loans to estimated secondary market prices or liquidation values and intends to aggressively pursue the disposition or restructuring of these loans in a relatively short period of time.

    Refer to "Corporate Risk Profile" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

NONINTEREST INCOME Second quarter 2001 noninterest income was $1,326.6 million, an increase of $123.3 million from the second quarter of 2000. For the six months ended June 30, 2001, noninterest income was $2,727.5 million compared with $2,384.7 million in 2000. During the second quarter and for the first six months, noninterest income included a $62.2 million of merger and restructuring-related gains in connection with the sale of 14 branches representing $771 million in deposits.

    Excluding merger and restructuring-related items, second quarter 2001 noninterest income was $1.3 billion, an increase of $61.1 million, or 5.1 percent, from the same quarter of 2000. Year-to-date noninterest income, excluding merger and restructuring-related items, was $2.7 billion, an increase of $280.6 million, or 11.8 percent, from $2.4 billion in the first six months of 2000. Noninterest income during the second quarter and first half of 2001 included $31.3 million and

     TABLE 5
         NONINTEREST INCOME

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                ---------------------------------------------------
(Dollars in Millions)                                                2001         2000            2001         2000
-------------------------------------------------------------------------------------------------------------------
Credit card and payment processing revenue..................    $   260.6    $   247.3       $   510.3    $   466.2
Trust and investment management fees........................        228.0        230.4           453.0        461.3
Deposit service charges.....................................        176.7        138.0           323.2        261.4
Cash management fees........................................         84.9         74.1           161.7        145.9
Mortgage banking revenue....................................         57.0         48.1           105.2         90.8
Trading account profits and commissions.....................         55.8         59.8           127.7        145.1
Investment products fees and commissions....................        114.2        109.1           239.9        249.9
Investment banking revenue..................................         71.1         72.9           131.3        166.9
Insurance product revenue...................................         41.3         33.3            80.9         66.6
Commercial product revenue..................................         93.8         71.6           169.9        133.2
Retail product revenue......................................         20.1         18.1            38.0         36.4
Securities gains, net.......................................         31.3           .3           247.3           --
Other.......................................................         29.6        100.3            76.9        161.0
                                                                ---------------------------------------------------
   Total operating noninterest income.......................      1,264.4      1,203.3         2,665.3      2,384.7
Merger and restructuring-related gains......................         62.2           --            62.2           --
                                                                ---------------------------------------------------
   Total noninterest income.................................    $ 1,326.6    $ 1,203.3       $ 2,727.5    $ 2,384.7
===================================================================================================================

 12                                                                 U.S. Bancorp

     TABLE 6
         NONINTEREST EXPENSE

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                ---------------------------------------------------
(Dollars in Millions)                                                2001         2000            2001         2000
-------------------------------------------------------------------------------------------------------------------
Salaries....................................................    $   570.5    $   601.4       $ 1,161.0    $ 1,231.0
Employee benefits...........................................         90.7        100.3           198.8        212.2
Net occupancy...............................................        101.4         95.7           211.5        192.9
Furniture and equipment.....................................         74.9         75.7           151.8        152.4
Professional services.......................................         30.6         28.9            61.2         52.2
Advertising and marketing...................................         32.7         34.2            64.9         61.4
Travel and entertainment....................................         24.6         28.8            49.7         51.3
Software....................................................         33.2         26.5            63.3         54.1
Data processing.............................................         14.5         36.0            41.3         70.9
Communication...............................................         50.3         33.8            89.0         67.4
Postage.....................................................         43.8         42.6            90.7         87.2
Printing....................................................         18.3         21.9            39.4         43.8
Goodwill....................................................         61.2         59.8           131.7        118.2
Other intangible assets.....................................         51.4         37.0            95.3         74.4
Other.......................................................        143.8        106.6           286.6        217.4
                                                                ---------------------------------------------------
   Total operating noninterest expense......................      1,341.9      1,329.2         2,736.2      2,686.8
Merger and restructuring-related charges....................        252.8         81.9           657.0        146.9
                                                                ---------------------------------------------------
   Total noninterest expense................................    $ 1,594.7    $ 1,411.1       $ 3,393.2    $ 2,833.7
                                                                ===================================================
Efficiency ratio*...........................................         55.3%        51.7%           60.2%        52.3%
Efficiency ratio, before merger and restructuring-related
 charges....................................................         47.6         48.7            49.1         49.5
Banking efficiency ratio, before merger and
 restructuring-related charges**............................         41.7         44.1            43.6         44.7
===================================================================================================================

 *Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

**Without investment banking and brokerage activity.

$247.3 million, respectively, of gains related to the sale of investment securities and principal only residuals. Included in noninterest income for second quarter of 2000 was a $35.0 million gain associated with the disposal of an office building. The first six months of 2000 included a total of $45.3 million of building gains. Excluding the impact of securities gains, merger and restructuring-related items and the building gains, noninterest income in the second quarter and for the first six months of 2001 was $65.1 million, or 5.6 percent, and $68.3 million, or 2.9 percent, higher, respectively, than the same periods of 2000. Credit card and payment processing revenue was higher in the second quarter and first six months of 2001 over the same period of 2000 by $13.3 million, (5.4 percent) and $44.1 million (9.5 percent) respectively, reflecting continued growth in corporate, merchant and retail card product fees. Deposit service charges, commercial product revenue, cash management fees, and mortgage banking revenue also improved $80.6 million (24.3 percent) in the second quarter and $128.7 million (20.4 percent) for the first six months of 2001 over the same periods of 2000. The increase in deposit service charges was primarily due to the alignment and re-design of products and features following the Firstar/U.S. Bancorp merger and pricing enhancements during 2000. The increase in cash management fees and commercial product revenue was primarily driven by growth in core business, the impact of fees generated by the loan conduit, and product fee enhancements during 2000. The increase in mortgage banking revenue in the second quarter of 2001 over the second quarter of 2000 was due to increases in origination and sales fees, reflecting increased origination volume in the declining rate environment, and loan servicing revenue, partially offset by a decrease in gains on the sale of servicing rights. Partially offsetting the increases in these items year-over-year was a reduction in Capital Markets (primarily U.S. Bancorp Piper Jaffray and U.S. Bancorp Libra) and trust and investment management fees of $71.3 million (7 percent). Declines in capital markets revenues reflects the adverse market conditions since late 2000.

NONINTEREST EXPENSE Second quarter 2001 noninterest expense was $1,594.7 million, an increase of $183.6 million, or 13.0 percent, from the second quarter of 2000. During the second quarter of 2001, noninterest expense included $252.8 million of merger and restructuring-related charges compared with $81.9 million in the second quarter of 2000. Year-to-date noninterest expense was $3,393.2 million, an increase of $559.5 million, or 19.7 percent, from the first six

U.S. Bancorp                                                                  13
months of 2000. Year-to-date noninterest expense included $657.0 million of merger and restructuring-related charges compared with $146.9 million for the same period of 2000.

    Second quarter 2001 noninterest expense, excluding merger and restructuring-related charges, totaled $1,341.9 million, an increase of $12.7 million, or 1.0 percent, from the second quarter of 2000. On a year-to-date basis, noninterest expense, excluding merger and restructuring-related charges, totaled $2,736.2 million, an increase of $49.4 million, or 1.8 percent, from the first half of 2000. The second quarter increase in noninterest expense, on an operating basis, was primarily the result of approximately $26 million related to recent acquisitions, including Scripps Financial, Lyon Financial and 41 branches in Tennessee, partially offset by lower capital market related expenses and cost savings related to merger integration and restructuring activities. The increase in noninterest expenses, on an operating basis, for the six months ended June 30, 2001 was primarily the result of unusual expense items totaling $44.2 million and the impact of recent acquisitions offset by a decline of approximately $79.3 million in expenses associated with the slow-down in capital market-related activities. Net occupancy, goodwill and other intangible expenses increased primarily due to the purchase of 41 branches in Tennessee completed in the fourth quarter of 2000. Excluding the $44.2 million of unusual expense items and merger and restructuring-related charges, noninterest expense would have decreased during the first six months of 2001 by $6.4 million for the same period of 2000.

    In the second quarter of 2001, merger and restructuring-related charges consisted of $233.2 million of expenses associated with the merger of Firstar and USBM, $5.4 million of restructuring expenses for U.S. Bancorp Piper Jaffray and $14.2 million for other recent acquisitions. Other acquisitions primarily represent Mercantile Bancorporation, the Tennessee branch purchase and Scripps Financial Corporation.

    With respect to the Firstar/USBM merger, the $233.2 million of merger and restructuring-related charges included $98.1 million of severance and employee-related costs, $7.7 million of building and equipment costs, $45.4 million of other restructuring expense, $53.0 million of conversion and integration costs, and $29.0 million of miscellaneous other expense. Total merger and restructuring-related charges associated with the Firstar/U.S. Bancorp merger are expected to reach $1,400.5 million, exceeding the original estimate of $800 million by $600.5 million. The majority of the increase is due to risk management policy conformance, the restructuring of the credit portfolio and discontinuing products or exiting businesses that do not correspond with the newly combined Company's strategic direction. These actions were not anticipated at the time the merger was announced. The actions are expected, however, to reduce the overall risk profile of the Company, as well as lead to higher cost savings than originally anticipated. Included in the Firstar/USBM merger and restructuring-related charges is $82 million associated with the closing of U.S. Bancorp Libra, a business unit that specializes in underwriting and trading high yield debt and mezzanine securities. At this time, management does not believe the business unit fits the longer-term strategic direction of the Company. The charge includes the cost of contractual obligations, liquidation of trading inventory and investments, severance and other miscellaneous items. In response to significant changes in the securities market during the past nine months and the increasingly competitive environment for the industry, U.S. Bancorp Piper Jaffray is restructuring it operations. The restructuring is expected to improve the operating efficiency of the business by removing excess capacity from the product distribution system and by implementing new, more effective operating models. Of the estimated $28.9 million of restructuring expense to be incurred, $28.0 million was expensed in the first six months of 2001.

INCOME TAX EXPENSE The provision for income taxes was $297.5 million (an effective rate of 34.6 percent) for the second quarter of 2001 and $513.0 million (an effective rate of 34.5 percent) for the first six months of 2001, compared with $386.6 million (an effective rate of 35.3 percent) and $765.0 million (an effective rate of 35.4 percent) for the same periods of 2000. On an operating basis (excluding the impact of merger and restructuring items), the provision for income taxes was $433.1 million (an effective rate of 34.6 percent) in the second quarter of 2001 and $832.2 million (an effective rate of
34.0 percent) for the first six months of 2001, compared with $414.2 million (an effective rate of 35.2 percent) and $814.6 million (an effective rate of 35.3 percent) for the same periods of 2000.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $118.5 billion at June 30, 2001, a decrease of $3.9 billion from $122.4 billion at December 31, 2000. Commercial loans, including lease financing, totaled $50.5 billion at June 30, 2001, a decline of $2.3 billion (4.4 percent) from year-end 2000. This decrease in commercial loans occurred as a result of the Company funding

 14                                                                 U.S. Bancorp

$2.2 billion of short term, high quality, low yielding, commercial loans into the loan conduit, Stellar Funding Group, Inc. in the first quarter of 2001 and the second quarter transfer of $680 million in unsecured small business product to Loans Held for Sale. The Company's portfolio of commercial real estate mortgages and construction loans was $26.1 billion at June 30, 2001, a decline of $318 million from December 31, 2000. Residential mortgages, held in the loan portfolio, continued to decline in the second quarter of 2001, decreasing to $6.9 billion at June 30, 2001, from $7.8 billion at December 31, 2000. Total retail loan outstandings, which includes credit card, retail leasing, home equity and other retail loans, decreased $404 million to $34.9 billion at June 30, 2001, from $35.4 billion at December 31, 2000. In the first quarter of 2001, the Company sold $1.3 billion of high loan-to-value home equity loans and the indirect automobile portfolio, both held by the former USBM, causing the decline in outstanding retail loans balances from year-end.

LOANS HELD FOR SALE At June 30, 2001 loans held for sale, primarily an unsecured small business product and residential mortgage loans to be sold in the secondary markets, were $2.4 billion compared with $764 million at December 31, 2000. The increase reflects the surge in residential mortgage production volume in the first quarter of 2001 as well as the second quarter transfer of approximately $680 million of unsecured small business product of the former U.S. Bancorp. As part of realigning its small business products, management has decided in discontinue this specific product offering. Residential mortgage production increased to $4.3 billion in the second quarter 2001 compared with $2.7 billion in the first quarter of 2001 and $1.8 billion in the fourth quarter of 2000.

SECURITIES At June 30, 2001, investment securities, both available-for-sale and held-to-maturity, totaled $21.1 billion, compared with $17.6 billion at December 31, 2000, primarily reflecting the net purchases of available-for-sale securities. During the first six months, the Company has sold $11.7 billion of securities and purchased $16.4 billion of investment securities. Securities sold in the second quarter primarily represent tax exempt municipal securities.

DEPOSITS Total deposits were $106.9 billion at June 30, 2001, down $2.6 billion (2.4 percent) from year-end 2000. Noninterest-bearing deposits were $26.1 billion at June 30, 2001, compared with $26.6 billion at December 31, 2000. Interest-bearing deposits, including time deposits greater than $100,000, totaled $80.8 billion at June 30, 2001, compared with $82.9 billion at December 31, 2000. The slight decrease in noninterest-bearing deposit balances is primarily attributable to seasonality. The change in interest-bearing deposits was primarily due to the impact of branch divestitures and pricing decisions related to savings certificates within the Company's markets and lower foreign deposits.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $14.0 billion at June 30, 2001, up from $11.8 billion at year-end 2000. The increase reflects funding requirements associated with investment portfolio purchases and a reduction in foreign deposits. Long-term debt was $21.4 billion at June 30, 2001, down from $21.9 billion at December 31, 2000.

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

U.S. Bancorp                                                                  15

    In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage, and macroeconomic factors. Generally, the domestic economy experienced slower growth in 2000. During 2001, corporate earnings have continued to weaken and credit quality indicators among certain industry sectors have continued to deteriorate. Large corporate and middle-market commercial businesses have announced or continue to implement restructuring activities in an effort to improve operating margins. The stagnate economic growth is evidenced by the Federal Reserve Board's recent actions during late 2000 and throughout the first six months of 2001 to stimulate economic growth through a series of interest rate reductions. In response to declining economic conditions, company-specific portfolio trends, and the Firstar/USBM merger, the Company has undertaken an extensive review of its commercial and consumer loan portfolios. As a result of this review, the Company has taken several actions during the first six months of 2001 including aligning the risk management practices and chargeoff policies of the combining companies, restructuring a specific segment of its healthcare portfolio, selling certain consumer loan portfolios of the former USBM and discontinuing an unsecured small business product that does not align with the product offerings of the combined company. The Company also implemented an accelerated loan workout strategy for certain commercial credits. The impact of these actions is discussed throughout the following sections.

ANALYSIS OF NET CHARGE-OFFS Total net loan chargeoffs were $240.3 million and $717.4 million during the second quarter and first six months of 2001, respectively, compared with $198.9 million and $382.0 in the same periods of 2000. The increase in net charge-offs for the quarter compared with second quarter of 2000 is primarily related to continued deterioration due to the economic slow-down offset somewhat by the impact of the sale of high loan-to-value home equity and indirect automobile portfolios in the first quarter. The increase in year-to-date net charge-offs of $335.4 million was due to actions taken by the Company during the first half of 2001, deterioration in economic conditions affecting the commercial loan portfolio and a seasonal increase in credit card net chargeoffs. Included in year-to-date net charge-offs are $90.0 million of write-offs to conform risk management practices, align chargeoff policies and expedite the transition out a specific segment of the health care portfolio not meeting the risk profile of the combined company. Total net charge-offs for the six months ended June 30 2001, excluding merger-related items, also included $160.0 million of charge-offs taken in the first quarter of 2001 related to the Company's accelerated loan workout strategy.

    Commercial and commercial real estate loan net charge-offs were $86.9 million for the second quarter of 2001, or .45 percent of average loans outstanding, compared with $69.8 million, or .37 percent, of average loans outstanding, in the second quarter of 2000. Commercial and commercial real estate loan net charge-offs for the first half of 2001 were $406.1 million, or
1.04 percent of average loans outstanding, compared with $122.1 million, or .33 percent, of average loans outstanding for the first half of 2000. Commercial and commercial real estate loan net charge-offs in the first quarter of 2001 included $255.0 million in merger and restructuring-related charge-offs and charge-offs associated with the Company's accelerated loan workout strategy. Excluding net charge-offs associated with the merger and accelerated workout strategy, commercial and commercial real estate loan year-to-date net charge-offs were .39 percent of average loans outstanding. The Company expects total net charge-offs in the third and fourth quarters of 2001 to increase modestly from net charge-offs reported in the second quarter of 2001.

    Retail loan net charge-offs of $150.1 million in the second quarter of 2001 were higher than the same period of 2000 by $23.3 million, or 18.4 percent. For the six months ended June 30 2001, retail loan net charge-offs of $304.8 million were higher by $52 million, or 20.6 percent, than the same period of 2000. Included in the first quarter of 2001 net retail charge-offs were $21.3 million of charge-offs associated with portfolios sold at the end of the quarter. Retail loan net charge-offs as a percent of average loans outstanding were 1.75 percent in the second quarter and 1.77 in the first half of 2001, compared with 1.59 percent and 1.61 percent in the second quarter and first half of 2000, respectively. The increase is primarily due to the economic slow-down and higher bankruptcies offset somewhat by the impact of the portfolios sold in the first quarter of 2001.

 16                                                                 U.S. Bancorp

     TABLE 7
         SUMMARY OF ALLOWANCE FOR CREDIT LOSSES

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                ---------------------------------------------------
(Dollars in Millions)                                                2001         2000            2001         2000
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period..............................    $ 1,729.1    $ 1,726.1       $ 1,786.9    $ 1,710.3
CHARGE-OFFS
   Commercial
      Commercial............................................         86.2         81.7           369.4        148.1
      Lease financing.......................................         15.3          6.4            44.4         10.3
                                                                ---------------------------------------------------
         Total commercial...................................        101.5         88.1           413.8        158.4
   Commercial real estate
      Commercial mortgages..................................          4.0          3.4            35.5          5.7
      Construction and development..........................          2.7           .1             4.1           .1
                                                                ---------------------------------------------------
         Total commercial real estate.......................          6.7          3.5            39.6          5.8
   Residential mortgages....................................          4.3          2.5             8.2          7.6
   Retail
      Credit card...........................................         74.7         59.7           139.2        115.3
      Retail leasing........................................          8.2          3.0            15.1          5.3
      Other retail..........................................         95.4         90.9           210.6        187.3
                                                                ---------------------------------------------------
         Total retail.......................................        178.3        153.6           364.9        307.9
                                                                ---------------------------------------------------
            Total charge-offs...............................        290.8        247.7           826.5        479.7
RECOVERIES
   Commercial
      Commercial............................................         10.7         13.2            23.6         30.2
      Lease financing.......................................          6.2           .8            15.7          1.6
                                                                ---------------------------------------------------
         Total commercial...................................         16.9         14.0            39.3         31.8
   Commercial real estate
      Commercial mortgages..................................          4.2          6.1             7.2          8.2
      Construction and development..........................           .2          1.7              .8          2.1
                                                                ---------------------------------------------------
         Total commercial real estate.......................          4.4          7.8             8.0         10.3
   Residential mortgages....................................          1.0           .2             1.7           .5
   Retail
      Credit card...........................................          6.2          6.9            12.9         13.8
      Retail leasing........................................          1.2           .4             1.9           .8
      Other retail..........................................         20.8         19.5            45.3         40.5
                                                                ---------------------------------------------------
         Total retail.......................................         28.2         26.8            60.1         55.1
                                                                ---------------------------------------------------
            Total recoveries................................         50.5         48.8           109.1         97.7
NET CHARGE-OFFS
   Commercial
      Commercial............................................         75.5         68.5           345.8        117.9
      Lease financing.......................................          9.1          5.6            28.7          8.7
                                                                ---------------------------------------------------
         Total commercial...................................         84.6         74.1           374.5        126.6
   Commercial real estate
      Commercial mortgages..................................          (.2)        (2.7)           28.3         (2.5)
      Construction and development..........................          2.5         (1.6)            3.3         (2.0)
                                                                ---------------------------------------------------
         Total commercial real estate.......................          2.3         (4.3)           31.6         (4.5)
   Residential mortgages....................................          3.3          2.3             6.5          7.1
   Retail
      Credit card...........................................         68.5         52.8           126.3        101.5
      Retail leasing........................................          7.0          2.6            13.2          4.5
      Other retail..........................................         74.6         71.4           165.3        146.8
                                                                ---------------------------------------------------
         Total retail.......................................        150.1        126.8           304.8        252.8
                                                                ---------------------------------------------------
            Total net charge-offs...........................        240.3        198.9           717.4        382.0
                                                                ---------------------------------------------------
Provision for credit losses.................................        441.3        201.3           973.7        384.5
Losses from loan sales/transfers............................       (214.4)          --          (328.0)          --
Acquisitions and other changes..............................           --         28.5              .5         44.2
                                                                ---------------------------------------------------
Balance at end of period....................................    $ 1,715.7    $ 1,757.0       $ 1,715.7    $ 1,757.0
                                                                ===================================================
Allowance as a percentage of:
   Period-end loans.........................................         1.45%        1.48%
   Nonperforming loans......................................          156          295
   Nonperforming assets.....................................          141          263
   Annualized net charge-offs...............................          178          220
===================================================================================================================

U.S. Bancorp                                                                  17

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets at June 30, 2001 totaled $1,215.1 million, compared with $867.0 million at December 31, 2000. The $348.1 million increase in nonperforming assets from December 31, 2000 to June 30, 2001 was primarily due to merger and restructuring-related and risk management actions taken in the first quarter, as credits were reduced to secondary market valuations and placed on nonperforming status, and continuing stress in sectors of the economy, particularly in manufacturing, automobile and transportation. The increase is partially offset by the disposition of nonperforming assets identified as part of the Company's accelerated workout program in the first quarter of 2001. The ratio of nonperforming assets to loans and other real estate was 1.02 percent at June 30, 2001, compared with .71 percent at December 31, 2000. Given continued economic stress in various industry sectors, the Company may experience higher levels of nonperforming assets during the next several quarters.

    Accruing loans 90 days or more past due at June 30, 2001, totaled $395.9 million, compared with $385.2 million at December 31, 2000. These loans are not included in nonperforming assets because they are expected to be returned to current status. Retail loans 30 to 89 days past due were 1.76 percent of the retail loan portfolio at June 30, 2001 compared with 2.02 percent at December 31, 2000. The percentage of retail loans 90 days or more past due totaled .82 percent of total retail loans at June 30, 2001, relatively flat compared with
 .79 percent at December 31, 2000.

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

    The allowance for credit losses was $1,715.7 million at June 30, 2001, lower than the allowance for credit losses of $1,786.9 million at December 31, 2000. Several factors impacted the allowance for credit losses during the first half of 2001 including merger and

     TABLE 8
         NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                ---------------------------------------------------
                                                                     2001         2000            2001         2000
-------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................          .66%         .60%           1.51%         .54%
   Lease financing..........................................          .62          .54             .99          .44
                                                                ---------------------------------------------------
      Total commercial......................................          .66          .60            1.45          .53
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................           --         (.06)            .30         (.03)
   Construction and development.............................          .14         (.09)            .09         (.06)
                                                                ---------------------------------------------------
      Total commercial real estate..........................          .04         (.07)            .24         (.04)

RESIDENTIAL MORTGAGES.......................................          .18          .10             .18          .14
RETAIL
   Credit card..............................................         4.86         4.36            4.51         4.25
   Retail leasing...........................................          .63          .37             .61          .35
   Other retail.............................................         1.23         1.18            1.35         1.22
                                                                ---------------------------------------------------
      Total retail..........................................         1.75         1.59            1.77         1.61
                                                                ---------------------------------------------------
         Total loans........................................          .81%         .68%           1.20%         .66%
===================================================================================================================

 18                                                                 U.S. Bancorp

     TABLE 9
         NONPERFORMING ASSETS*

                                                                June 30,    December 31,
(Dollars in Millions)                                               2001            2000
----------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $  724.1       $470.4
   Lease financing..........................................       126.4         70.5
                                                                ------------------------
      Total commercial......................................       850.5        540.9
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................       114.4        105.5
   Construction and development.............................        37.3         38.2
                                                                ------------------------
      Total commercial real estate..........................       151.7        143.7
RESIDENTIAL MORTGAGES.......................................        67.7         56.9
RETAIL
   Credit card..............................................          --          8.8
   Retail leasing...........................................         4.6           --
   Other retail.............................................        25.4         15.0
                                                                ------------------------
      Total retail..........................................        30.0         23.8
                                                                ------------------------
            Total nonperforming loans.......................     1,099.9        765.3
OTHER REAL ESTATE...........................................        52.7         61.1
OTHER ASSETS................................................        62.5         40.6
                                                                ------------------------
            Total nonperforming assets......................    $1,215.1       $867.0
                                                                ------------------------
Accruing loans 90 days or more past due**...................    $  395.9       $385.2
Nonperforming loans to total loans..........................         .93%         .63%
Nonperforming assets to total loans plus other real
 estate.....................................................        1.02          .71
========================================================================================

DELINQUENT LOAN RATIOS***

                                                                June 30,    December 31,
90 days or more past due                                            2001            2000
----------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................      1.74%         1.11%
   Lease financing..........................................      2.15          1.24
                                                                ------------------------
      Total commercial......................................      1.79          1.13
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................       .67           .61
   Construction and development.............................       .63           .57
                                                                ------------------------
      Total commercial real estate..........................       .66           .60
RESIDENTIAL MORTGAGES.......................................      1.91          1.49
RETAIL
   Credit card..............................................      1.87          1.85
   Retail leasing...........................................       .24           .20
   Other retail.............................................       .68           .64
                                                                ------------------------
      Total retail..........................................       .82           .79
                                                                ------------------------
            Total...........................................      1.26%          .94%
========================================================================================

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

restructuring-related credit actions, management's extensive review of the commercial loan portfolio in light of recent economic conditions, risk rating changes by regulators of shared national credits agented by other banks, company-specific portfolio trends, and the transfer of the unsecured small business line of credit portfolio to Loans Held for Sale. The Company also considered the extent of chargeoffs taken in connection with management's decision to accelerate its commercial loan workout strategy which reduced carrying values of these loans to estimated secondary
U.S. Bancorp                                                                  19
market prices or liquidation values in order to aggressively pursue their disposition or restructuring. The ratio of allowance for credit losses to nonperforming loans was 156 percent at June 30, 2001, down from the ratio of 233 percent at December 31, 2000. The decline in the ratio of allowance for credit losses to nonperforming loans considers the impact of chargeoffs taken during the first half of 2001 with credits being reduced to secondary market values and placed on nonperforming status. The ratio of allowance for credit losses to period-end loans was relatively stable at 1.45 percent of loans at June 30, 2001, compared with the ratio of 1.46 percent at December 31, 2000.

    During the second quarter, management has changed its methodology for allocating specific allowances to elements of the loan portfolio. The change was made to conform risk management practices of the former Firstar and USBM. While both companies utilized credit risk rating processes, migration analysis and historical loss experience to determine each element of its allowance for credit losses, Firstar specifically determined its commercial allowance based on its net loss experience ("Net") while USBM utilized its gross loss experience ("Gross") . Although diversity exists in practice, the Company has adopted a net loss experience methodology in evaluating the adequacy of its allowance for credit losses based, in part, on regulatory guidelines promulgated with respect to methodologies for evaluating the allowance for credit losses. The following table provides an analysis of the impact of adopting this methodology.

ALLOWANCE ALLOCATIONS:

                                                                          June 30,               December 31,
(Dollars in Millions)                                                       2001                     2000
-------------------------------------------------------------------------------------------------------------
                                                                        Net          Gross              Gross
-------------------------------------------------------------------------------------------------------------
Allocated...................................................       $1,350.6       $1,592.3           $1,397.3
Unallocated.................................................          365.1          123.4              389.6
                                                                   ------------------------------------------
   Total Allowance..........................................       $1,715.7       $1,715.7           $1,786.9
Unallocated to Total Allowance..............................           21.3%           7.2%              21.8%
=============================================================================================================

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

NET INTEREST INCOME SIMULATION MODELING: The Company uses a net interest income simulation model to estimate the impact on net interest income and net interest margin due to changes in interest rates. The model, which is updated monthly, incorporates substantially all of the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALPC also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALPC monthly and are used to guide ALPC's hedging strategies. ALPC guidelines, approved by the Company's Board of Directors, limit the estimated change in net interest income to 7.5 percent of forecasted net interest income given a 3 percent change in interest rates occurring over a 12 month time period. Forecasted net interest income for the next 12 months would decrease approximately .33 percent from an upward parallel shift in rates and would increase approximately .15 percent from a downward shift of similar magnitude.

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

 20                                                                 U.S. Bancorp

    TABLE 10
         INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At June 30, 2001 (Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Weighted            Weighted
                                                                                        Average             Average
                                                                   Notional       Interest Rate       Interest Rate
Maturity Date                                                        Amount            Received                Paid
-------------------------------------------------------------------------------------------------------------------
2001........................................................       $   697            5.00%               6.14%
2002........................................................         2,595            4.81                3.95
2003........................................................         1,903            5.66                3.96
2004........................................................         3,225            5.78                3.94
2005........................................................         2,000            6.08                4.12
Thereafter..................................................         3,970            6.64                4.00
                                                                    ------
Total.......................................................       $14,390            5.83%               4.09%
===================================================================================================================

*At June 30, 2001, the Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio. The

 Company had $1.0 billion in basis swaps maturing in 2002.

rate shock. The Company's market value risk position continues to be substantially lower than its limits.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK: While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its risk by entering into derivative contracts, primarily receive fixed interest rate swaps and to a lesser degree basis swaps and interest rate caps and floors.

    Interest rate swap agreements involve the exchange of fixed and variable rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of June 30, 2001, the Company received and made payments on $14.4 billion notional amount of interest rate swap agreements. These swaps had a weighted average interest rate received of 5.83 percent and a weighted average interest rate paid of 4.09 percent. The remaining maturity of these agreements ranges from 1 month to 29.9 years with an average remaining maturity of 5.0 years.

    The Company also purchases interest rate caps, floors, and basis swaps to minimize the impact of fluctuating interest rates on earnings. To reduce it's exposure to rising interest rates, the Company may use interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at June 30, 2001. To reduce its exposure to declining interest rates, the Company may use interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no floors outstanding at June 30, 2000. Basis swaps help the Company manage the monthly interest income risk within each year. At June 30, 2001, the notional amount of the Company's basis swaps totaled $1.0 billion. The impact of basis swaps, and interest rate caps and floors was not significant to the results of operations for the second quarters of 2001 and 2000.

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

    For a cash flow hedge, if the swap or contract is terminated, or ceases to be highly effective, the gain or loss recorded in other comprehensive income is amortized into income during the same period(s) that the forecasted hedged transaction impacts earnings. If the hedged item is disposed of, and the forecasted
U.S. Bancorp                                                                  21

    TABLE 11
         CAPITAL RATIOS

                                                                June 30, December 31,
(Dollars in Millions)                                               2001         2000
-------------------------------------------------------------------------------------
Tangible common equity......................................    $10,587    $ 10,045
   As a percent of tangible assets..........................        6.6%        6.3%
Tier 1 capital..............................................    $12,860    $ 11,602
   As a percent of risk-weighted assets.....................        8.0%        7.2%
   As a percent of adjusted quarterly average assets
    (Leverage ratio)........................................        8.0%        7.4%
Total risk-based capital....................................    $18,066    $ 17,038
   As a percent of risk-weighted assets.....................       11.2%       10.6%
=====================================================================================

transactions are no longer probable, the swap or contract agreement is marked to market with any resulting gain or loss included in the gain or loss from the disposition.

    Intermediated swaps and all other derivative contracts are marked to market and resulting gains or losses are recorded in trading account profits and commissions. The Company's derivative trading activities are not material to the consolidated financial statements. The Company's interest rate swaps designated as fair value hedges of underlying fixed rate debt, trust preferred securities, and deposit obligations have a fair value of $112.3 million at June 30, 2001, which includes the addition of $700 million notional amount of interest rate swaps that are designated as a hedge of trust preferred securities issued in May 2001.

    In addition, the Company enters into forward commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. The fair value of the forward commitments at June 30, 2001 was $6.9 million.

    The Company has interest rate swaps designated as cash flow hedges linked to the cash flows of variable rate loans and variable rate debt. The swaps have a fair value of $9.6 million at June 30, 2001, which includes $4.0 billion notional amount of interest rate swaps added as a hedge of variable rate loans during the second quarter of 2001. No significant changes have occurred in the Company's derivatives not treated as hedges for accounting purposes in the second quarter of 2001.

MARKET RISK MANAGEMENT Market risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its broker/dealer activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. Market risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at June 30, 2001. The market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange, as estimated by the VaR analysis, was $16.0 million at June 30, 2001.

    In addition to the VaR analysis, the Company imposes stop loss limits and position limits. A stress-test model is used to provide management with perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

CAPITAL MANAGEMENT Total shareholders' equity was $15.5 billion at June 30, 2001, compared with $15.2 billion reported at December 31, 2000. The increase was the result of corporate earnings, including merger and restructuring-related items, offset by dividend payments.

    Tangible common equity to assets was 6.6 percent at June 30, 2001, compared with 6.3 percent at December 31, 2000. The Tier 1 capital ratio was 8.0 percent at June 30, 2001, compared with 7.2 percent at December 31, 2000. The increase primarily reflects the issuance of $700 million of Company obligated mandatorily redeemable preferred securities ("trust preferred securities") during the second quarter of 2001. The total risk-based capital ratio was 11.2 percent at June 30, 2001, compared with 10.6 percent at December 31, 2000. The improvement in the total risk-based capital ratio during 2001 primarily reflects the changes in the mix of investment securities in addition to the issuance of trust preferred securities. The leverage ratio was 8.0 percent at June 30, 2001, compared with
7.4 percent at December 31, 2000. All regulatory ratios continue to be in excess of stated "well capitalized" requirements.

    The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the planned merger of the two companies.

 22                                                                 U.S. Bancorp

    On July 17, 2001, the Company's Board of Directors authorized the repurchase of up to 56.4 million shares of the Company's common stock in connection with the July 24, 2001 acquisition of Nova Corporation. The shares will be repurchased in the open market or through negotiated transactions on a "spot" or forward basis.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. On January 1, 2001, the Company adopted SFAS 133. Transition adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million recognized in net income and an after-tax increase of $5.2 million to other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements; and, although recorded, were not separately reported in the consolidated statement of income.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (Statement 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. Statement 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company is required to adopt Statement 142 on January 1, 2002. The most significant changes made by Statement 142 are that goodwill and indefinite lived intangible assets will no longer be amortized, but will be tested for impairment at least annually. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. The Company has not yet determined the impact that these standards could have on its financial position or results of operations.

U.S. Bancorp                                                                  23

CONSOLIDATED  BALANCE  SHEET

                                                                June 30,    December 31,
(Dollars in Millions)                                               2001            2000
----------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS
Cash and due from banks.....................................    $  7,032      $  8,475
Money market investments....................................       1,045           657
Trading account securities..................................         805           753
Investment securities
   Held-to-maturity (fair value $280 and $257,
    respectively)...........................................         271           252
   Available-for-sale.......................................      20,813        17,390
Loans held for sale.........................................       2,400           764
Loans
   Commercial...............................................      50,489        52,817
   Commercial real estate...................................      26,125        26,443
   Residential mortgages....................................       6,950         7,753
   Retail...................................................      34,948        35,352
                                                                -------------------------
      Total loans...........................................     118,512       122,365
         Less allowance for credit losses...................       1,716         1,787
                                                                -------------------------
         Net loans..........................................     116,796       120,578
Premises and equipment......................................       1,746         1,836
Customers' liability on acceptances.........................         151           183
Goodwill and other intangible assets........................       5,202         5,309
Other assets................................................       8,895         8,724
                                                                -------------------------
      Total assets..........................................    $165,156      $164,921
                                                                ========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................    $ 26,122      $ 26,633
   Interest-bearing.........................................      66,084        68,177
   Time deposits greater than $100,000......................      14,738        14,725
                                                                -------------------------
      Total deposits........................................     106,944       109,535
Short-term borrowings.......................................      14,012        11,833
Long-term debt..............................................      21,425        21,876
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............       2,039         1,400
Acceptances outstanding.....................................         151           183
Other liabilities...........................................       5,129         4,926
                                                                -------------------------
      Total liabilities.....................................     149,700       149,753
Shareholders' equity
   Common stock, par value $0.01 a share
      authorized:
      6/30/01 -- 4,000,000,000 shares;
      12/31/00 -- 2,000,000,000 shares issued:
      6/30/01 -- 1,909,593,616 shares;
      12/31/00 -- 1,943,541,593 shares......................          19            19
   Capital surplus..........................................       3,534         4,276
   Retained earnings........................................      11,916        11,658
   Less cost of common stock in treasury:
      6/30/01 -- 2,035,089 shares; 12/31/00 -- 41,458,159
      shares................................................         (26)         (880)
   Other comprehensive income...............................          13            95
                                                                -------------------------
      Total shareholders' equity............................      15,456        15,168
                                                                -------------------------
      Total liabilities and shareholders' equity............    $165,156      $164,921
========================================================================================

See Notes to Consolidated Financial Statements.

 24                                                                 U.S. Bancorp

CONSOLIDATED STATEMENT OF INCOME

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
(Dollars and Shares in Millions, Except Per Share Data)         ---------------------------------------------------
(Unaudited)                                                          2001         2000            2001         2000
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................    $ 2,437.9    $ 2,591.8       $ 5,098.8    $ 5,063.9
Loans held for sale.........................................         25.9         35.2            42.5         47.2
Investment securities
   Taxable..................................................        287.8        255.6           541.1        506.6
   Non-taxable..............................................         27.8         33.5            59.0         72.4
Money market investments....................................          7.4         15.0            16.3         28.6
Trading securities..........................................         14.1         12.6            30.0         26.9
Other interest income.......................................         26.1         37.0            58.1         74.3
                                                                ---------------------------------------------------
      Total interest income.................................      2,827.0      2,980.7         5,845.8      5,819.9
INTEREST EXPENSE
Deposits....................................................        783.0        875.9         1,666.7      1,689.1
Short-term borrowings.......................................        157.6        198.7           376.7        369.8
Long-term debt..............................................        281.8        371.3           614.6        708.2
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company..............         35.4         29.3            63.0         57.7
                                                                ---------------------------------------------------
      Total interest expense................................      1,257.8      1,475.2         2,721.0      2,824.8
                                                                ---------------------------------------------------
Net interest income.........................................      1,569.2      1,505.5         3,124.8      2,995.1
Provision for credit losses.................................        441.3        201.3           973.7        384.5
                                                                ---------------------------------------------------
Net interest income after provision for credit losses.......      1,127.9      1,304.2         2,151.1      2,610.6
NONINTEREST INCOME
Credit card and payment processing revenue..................        260.6        247.3           510.3        466.2
Trust and investment management fees........................        228.0        230.4           453.0        461.3
Deposit service charges.....................................        176.7        138.0           323.2        261.4
Cash management fees........................................         84.9         74.1           161.7        145.9
Mortgage banking revenue....................................         57.0         48.1           105.2         90.8
Trading account profits and commissions.....................         55.8         59.8           127.7        145.1
Investment products fees and commissions....................        114.2        109.1           239.9        249.9
Investment banking revenue..................................         71.1         72.9           131.3        166.9
Commercial product revenue..................................         93.8         71.6           169.9        133.2
Securities gains, net.......................................         31.3           .3           247.3           --
Merger and restructuring-related gains......................         62.2           --            62.2           --
Other.......................................................         91.0        151.7           195.8        264.0
                                                                ---------------------------------------------------
      Total noninterest income..............................      1,326.6      1,203.3         2,727.5      2,384.7
NONINTEREST EXPENSE
Salaries....................................................        570.5        601.4         1,161.0      1,231.0
Employee benefits...........................................         90.7        100.3           198.8        212.2
Net occupancy...............................................        101.4         95.7           211.5        192.9
Furniture and equipment.....................................         74.9         75.7           151.8        152.4
Communication...............................................         50.3         33.8            89.0         67.4
Postage.....................................................         43.8         42.6            90.7         87.2
Goodwill....................................................         61.2         59.8           131.7        118.2
Other intangible assets.....................................         51.4         37.0            95.3         74.4
Merger and restructuring-related charges....................        252.8         81.9           657.0        146.9
Other.......................................................        297.7        282.9           606.4        551.1
                                                                ---------------------------------------------------
      Total noninterest expense.............................      1,594.7      1,411.1         3,393.2      2,833.7
                                                                ---------------------------------------------------
Income before income taxes..................................        859.8      1,096.4         1,485.4      2,161.6
Applicable income taxes.....................................        297.5        386.6           513.0        765.0
                                                                ---------------------------------------------------
Net income..................................................    $   562.3    $   709.8       $   972.4    $ 1,396.6
                                                                ===================================================
Earnings per share..........................................    $     .30    $     .37       $     .51    $     .73
Diluted earnings per share..................................    $     .29    $     .37       $     .51    $     .72
                                                                ===================================================
Average common shares.......................................      1,905.3      1,911.4         1,903.2      1,916.5
Average diluted common shares...............................      1,917.2      1,925.9         1,916.4      1,929.7
===================================================================================================================

See Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  25

CONSOLIDATED  STATEMENT  OF SHAREHOLDERS'  EQUITY

                                                                                                           Other            Total
(Dollars in Millions)              Common Shares    Common     Capital     Retained    Treasury    Comprehensive    Shareholders'
(Unaudited)                          Outstanding     Stock     Surplus     Earnings       Stock           Income           Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999......    1,928,509,178    $19.4     $4,258.6    $10,049.4    $(224.3)       $(156.6)        $13,946.5
Net income.....................                                             1,396.6                                     1,396.6
Unrealized loss on securities
 available for sale............                                                                         (57.8)            (57.8)
Reclassification adjustment for
 losses realized in net
 income........................                                                                           1.1               1.1
Income taxes...................                                                                          19.9              19.9
                                                                                                                     ----------
      Total other comprehensive
       income..................                                                                                           (36.8)
Cash dividends declared on
 common stock..................                                              (635.9)                                     (635.9)
Issuance of common stock and
 treasury shares...............       18,474,970      (.3)         9.4                   290.3                            299.4
Purchase of treasury stock.....      (41,531,945)                                       (833.7)                          (833.7)
Shares reserved to meet
 deferred compensation
 obligations...................                                    6.2                    (6.2)                              --
Amortization of restricted
 stock.........................                                    1.1                                                      1.1
                                   ----------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2000..........    1,905,452,203    $19.1     $4,275.3    $10,810.1    $(773.9)       $(193.4)        $14,137.2
=================================================================================================================================
BALANCE DECEMBER 31, 2000......    1,902,083,434    $19.4     $4,275.6    $11,658.0    $(880.1)       $  95.5         $15,168.4
Net income.....................                                               972.4                                       972.4
Unrealized gain on securities
 available for sale............                                                                         106.4             106.4
Foreign currency translation
 adjustment....................                                                                           (.5)              (.5)
Unrealized gain on
 derivatives...................                                                                           8.9               8.9
Reclassification adjustment for
 gains realized in net
 income........................                                                                        (247.3)           (247.3)
Income taxes...................                                                                          50.2              50.2
                                                                                                                     ----------
      Total other comprehensive
       income..................                                                                                           (82.3)
Cash dividends declared on
 common stock..................                                              (714.9)                                     (714.9)
Issuance of common stock and
 treasury shares...............        5,475,093       .1         39.1                    31.4                             70.6
Retirement of treasury stock...                       (.4)      (823.2)                  823.6                               --
Shares reserved to meet
 deferred compensation
 obligations...................                                     .5                     (.5)                              --
Amortization of restricted
 stock.........................                                   42.1                                                     42.1
                                   ----------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2001..........    1,907,558,527    $19.1     $3,534.1    $11,915.5    $ (25.6)       $  13.2         $15,456.3
=================================================================================================================================

See Notes to Consolidated Financial Statements.

 26                                                                 U.S. Bancorp

CONSOLIDATED  STATEMENT  OF CASH  FLOWS

                                                                    Six Months Ended
                                                                        June 30,
(Dollars in Millions)                                           ------------------------
(Unaudited)                                                           2001          2000
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net cash provided by operating activities................    $    829.0    $  2,139.4
                                                                ------------------------
INVESTING ACTIVITIES
Securities
   Sales....................................................      11,735.3       5,468.2
   Maturities...............................................       1,377.5       1,051.3
   Purchases................................................     (16,449.3)     (5,992.6)
Loans
   Sales....................................................       1,870.4       1,771.2
   Purchases................................................         (38.5)       (592.9)
Net decrease (increase) in loans outstanding................         111.1      (7,844.9)
Net purchases of bank premises and equipment................         (67.6)        (43.9)
Divestitures of branches....................................        (340.0)        (78.2)
Cash and cash equivalents of acquired subsidiaries..........            --          24.0
Other - net.................................................        (131.7)       (308.0)
                                                                ------------------------
   Net cash used in investing activities....................      (1,932.8)     (6,545.8)
                                                                ------------------------
FINANCING ACTIVITIES
Net change in
   Deposits.................................................      (1,820.7)      1,533.0
   Short-term borrowings....................................       2,286.0       1,143.2
Principal payments on long-term debt........................      (3,876.6)     (2,424.6)
Proceeds from long-term debt................................       3,225.0       4,815.5
Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding solely
   the junior subordinated debentures of the parent
   company..................................................         700.0            --
Proceeds from issuance of common stock......................          47.6         129.6
Repurchase of common stock..................................            --        (833.7)
Cash dividends paid.........................................        (511.6)       (638.9)
                                                                ------------------------
   Net cash provided by financing activities................          49.7       3,724.1
                                                                ------------------------
   Change in cash and cash equivalents......................      (1,054.1)       (682.3)
Cash and cash equivalents at beginning of period............       9,131.6       9,257.5
                                                                ------------------------
   Cash and cash equivalents at end of period...............    $  8,077.5    $  8,575.2
========================================================================================

See Notes to Consolidated Financial Statements.

U.S. Bancorp                                                                  27

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

    Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 3 "Line of Business Financial Performance" on pages 8 through 9 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

     NOTE 2
         ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. The Company adopted SFAS 133 as of January 1, 2001. Transition adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million to net income and an after-tax increase of $5.2 million to other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements; and although recorded, were not separately reported in the consolidated statement of income.

    In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (Statement 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. Statement 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company is required to adopt Statement 142 on January 1, 2002. The most significant changes made by Statement 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. The Company has not yet determined the impact that these standards could have on its financial position or results of operations.

     NOTE 3
         BUSINESS COMBINATIONS

On February 27, 2001, Firstar and USBM merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was converted into and exchanged for one share of the Company's common stock while each share of USBM stock

 28                                                                 U.S. Bancorp
was converted into and exchanged for 1.265 shares of the Company's common stock. The new Company retained the U.S. Bancorp name.

    On September 20, 1999, Firstar and Mercantile Bancorporation, Inc., merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Mercantile Bancorporation stock was converted into and exchanged for
2.091 shares of Firstar common stock.

    On May 7, 2001, the Company announced an agreement to acquire NOVA Corporation in a stock and cash transaction valued at approximately $2.1 billion. The transaction was completed on July 24, 2001 and will be accounted for as a purchase.

    On June 5, 2001, the Company announced an agreement to purchase 20 branches in Southern California from Pacific Century Bank in a cash transaction. The acquisition includes approximately $640 million in deposits, $570 million in loans and 300 employees. The transaction is expected to close during the third quarter of 2001.

    In addition to these mergers, the Company has completed several strategic acquisitions to enhance its presence in certain growth markets and businesses. The following table summarizes acquisitions by the Company and its acquirees completed since January 1, 1999, treating Firstar as the original acquiring company:


                                                                                       Goodwill &
                                                                                            Other
(Dollars and Shares in Millions)                 Date       Assets      Deposits      Intangibles      Cash Paid      Shares Issued
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Bancorp.........................   February 2001      $86,602      $51,335         $    --         $    --            952.4
Scripps Financial Corporation........    October 2000          650          618             113              --              9.4
Lyon Financial Services, Inc. .......  September 2000        1,289           --             124             307               --
Oliver-Allen Corporation.............      April 2000          280           --              34              --              3.3
Peninsula Bank.......................    January 2000          491          452              71              --              5.1
Western Bancorp......................   November 1999        2,508        2,105             773              --             35.1
Mercantile Bancorporation............  September 1999       35,520       24,334              --              --            331.8
Voyager Fleet Systems, Inc. .........  September 1999           43           --              25              27               --
Bank of Commerce.....................       July 1999          638          529             269              --             11.8
Mellon Network Services' Electronic
 Funds Transfer Processing Unit......       June 1999           --           --              78             170               --
Libra Investments, Inc. .............    January 1999           33           --               4              --              1.3
Branches of First Union..............   December 2000          424        1,779             359             342               --


                                       Accounting
(Dollars and Shares in Millions)           Method
-------------------------------------  ----------
U.S. Bancorp.........................    Pooling
Scripps Financial Corporation........   Purchase
Lyon Financial Services, Inc. .......   Purchase
Oliver-Allen Corporation.............   Purchase
Peninsula Bank.......................   Purchase
Western Bancorp......................   Purchase
Mercantile Bancorporation............    Pooling
Voyager Fleet Systems, Inc. .........   Purchase
Bank of Commerce.....................   Purchase
Mellon Network Services' Electronic
 Funds Transfer Processing Unit......   Purchase
Libra Investments, Inc. .............   Purchase
Branches of First Union..............   Purchase

Separate results of operations as originally reported on a condensed basis of Firstar and USBM, for periods prior to the merger were as follows:

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                                --------------------------------------
(Dollars in Millions)                                                         2000                2000
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
   Firstar..................................................         $    674             $  1,344
   USBM.....................................................              863                1,708
                                                                     --------             --------
      Total.................................................         $  1,537             $  3,052
                                                                     ========             ========
NET INCOME
   Firstar..................................................         $    317             $    625
   USBM.....................................................              393                  772
                                                                     --------             --------
      Total.................................................         $    710             $  1,397
                                                                     ========             ========

                                                                            June 30,
                                                                                2000
                                                                            --------
TOTAL ASSETS AT PERIOD END
   Firstar..................................................                $ 74,430
   USBM.....................................................                  86,174
                                                                            --------
      Total.................................................                $160,604
                                                                            ========

U.S. Bancorp                                                                  29

     NOTE 4
         MERGER AND RESTRUCTURING-RELATED CHARGES

The Company recorded merger and restructuring-related charges of $962.7 million in the first six months of 2001. These charges were primarily related to the merger of Firstar and USBM. Other merger and restructuring-related charges in 2001 were related to both companies various prior acquisitions and included primarily system conversion costs and integration costs associated with consolidating redundant operations. The components of the charges are shown below:

                                                                             Six Months Ended
                                                                              June 30, 2001
                                                                ------------------------------------------
                                                                                  Piper
(Dollars in Millions)                                            USBM     Restructuring    Other     Total
----------------------------------------------------------------------------------------------------------
Severance...................................................    $221.7        $11.6        $14.8    $248.1
Systems conversions.........................................      72.5           --         19.8      92.3
Asset writedowns and lease terminations.....................      77.8         16.4           .2      94.4
Charitable contributions....................................      76.0           --           --      76.0
Balance sheet restructurings................................     428.3           --           --     428.3
Branch sale gain............................................     (62.2)          --           --     (62.2)
Other merger-related charges................................      81.3           --          4.5      85.8
                                                                ------------------------------------------
Total.......................................................    $895.4        $28.0        $39.3    $962.7
==========================================================================================================

    The Company determines merger-related charges and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process.

    Severance charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. It is anticipated that approximately 2,770 employees will be included in the Firstar and USBM merger and restructuring-related severance charges. The adequacy of the accrued severance liability is reviewed periodically taking into consideration actual payments and remaining projected payment liabilities. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

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

    Balance sheet restructuring charges of $428.3 million are comprised of a $201.3 million provision associated with the Company's integration of certain small business products and management's decision to discontinue an unsecured small business product of USBM; $90.0 million of charge-offs to align risk management practices, align charge-off policies and to expedite the Company's transition out of a segment of the health care industry; $76.6 million of losses related to retail loan portfolio sales of USBM; $45.4 million of charges associated with the Company's decision to discontinue business operations of U.S. Bancorp, Libra; and, $15.0 million of charges related to the planned disposition of certain equity investments that no longer align with the long-term strategy of the Company. The alignment of risk management practice included a write-down of several large commercial loans, loans originally held separately by both Firstar and USBM, primarily taken to allow the Company to exit or reduce these credits to conform with the credit exposure policy of the combined entity.

    Other merger-related expenses of $61.6 million primarily include investment banking fees, legal fees, and stock registration fees associated with the merger of Firstar and USBM.

 30                                                                 U.S. Bancorp

    The following table presents a summary of activity with respect to the Company's merger of Firstar and USBM:

                                           Severance
                                           and other                          Lease
                                           employee-                   cancellation
                                             related     Investment     and related                   Total    Systems
(Dollars in Millions)                          costs    banker fees       writeoffs     Other*    accruable      costs      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000...........     $   --        $   --          $   --       $    --     $    --     $   --     $    --
   Provision charged to operating
    expense............................      123.6          60.6            23.6         296.0       503.8       19.3       523.1
   Cash outlays........................      (61.4)        (37.5)            (.2)        (76.0)     (175.1)     (19.3)     (194.4)
   Noncash writedowns and other........         --            --            (9.2)       (220.0)     (229.2)        --      (229.2)
                                           ---------------------------------------------------------------------------------------
Balance at March 31, 2001..............     $ 62.2        $ 23.1          $ 14.2       $    --     $  99.5     $   --     $  99.5
   Provision charged to operating
    expense............................       98.1           1.0             7.4         212.5       319.0       53.3       372.3
   Cash outlays........................      (32.1)        (23.3)            (.6)           --       (56.0)     (53.3)     (109.3)
   Noncash writedowns and other........         --            --             (.8)       (139.9)     (140.7)        --      (140.7)
                                           ---------------------------------------------------------------------------------------
Balance at June 30, 2001...............     $128.2        $   .8          $ 20.2       $  72.6     $ 221.8     $   --     $ 221.8
=================================================================================================================================

*Other accruable merger and restructuring-related charges for the first six months of 2001 included charitable contributions of $76.0 million, balance sheet restructuring of $366.1 million and other charges of $66.4 million.

The components of the merger and restructuring-related accrual were as follows:

                                                                June 30,    December 31,
(Dollars in Millions)                                               2001            2000
----------------------------------------------------------------------------------------
Severance...................................................     $141.6        $13.8
Other employee-related costs................................        9.0          6.8
Lease termination and facility costs........................       60.4          8.4
Contracts and system writeoffs..............................        2.5          7.4
Investment banker fees......................................         .8           --
Other.......................................................       56.8         13.4
                                                                ------------------------
      Total.................................................     $271.1        $49.8
========================================================================================

The merger and restructuring-related accrual by significant acquisition was as follows:

                                                              June 30,    December 31,
(Dollars in Millions)                                             2001            2000
--------------------------------------------------------------------------------------
USBM........................................................  $  221.8      $     --
Piper Jaffray...............................................      23.6          15.0
Western Bancorp.............................................       3.8           5.1
Scripps Bank................................................       2.6           4.6
Bank of Commerce............................................       2.5           4.1
Lyon Financial Services, Inc. ..............................       2.5           2.7
Peninsula Bank..............................................       2.1           3.0
Northwest Bancshares, Inc. .................................       1.9           2.3
Other acquisitions..........................................      10.3          13.0
                                                              ------------------------
      Total.................................................  $  271.1      $   49.8
======================================================================================

    In connection with the merger of Firstar and USBM, management estimates the Company will incur additional pre-tax merger-related charges of $505.1 million, approximately $263.6 million in 2001 and $241.5 million in 2002. These are currently estimated to include $4.2 million in employee-related costs, $295.2 million for conversions of systems and consolidations of operations, $74.0 million in occupancy and equipment charges related to the elimination of duplicate facilities and write-off of equipment, and $131.7 million related to branch sales and other merger-related charges.

    In addition to the estimated expenses of the Firstar and USBM merger, the Company expects to incur an additional $47.0 million, pretax, of merger and restructuring-related expenses, primarily in 2001, in connection with its other acquisitions.

U.S. Bancorp                                                                  31

     NOTE 5
         SECURITIES

The detail of the amortized cost and fair value of held-to-maturity and available-for-sale securities consisted of the following:

                                                                   June 30, 2001         December 31, 2000
                                                                --------------------------------------------
                                                                Amortized       Fair    Amortized       Fair
(Dollars in Millions)                                                Cost      Value         Cost      Value
------------------------------------------------------------------------------------------------------------
Held-to-maturity
   Mortgage-backed securities...............................     $    29     $    29     $    36     $    36
   Obligations of state and political subdivisions..........         242         251         216         221
                                                                --------------------------------------------
   Total held-to-maturity securities........................     $   271     $   280     $   252     $   257
============================================================================================================
Available-for-sale
   U.S. Treasuries and agencies.............................     $ 1,294     $ 1,299     $ 1,600     $ 1,624
   Mortgage-backed securities...............................      17,772      17,787      11,800      11,893
   Obligations of state and political subdivisions..........       1,076       1,095       2,370       2,409
   Other....................................................         658         632       1,472       1,464
                                                                --------------------------------------------
   Total available-for-sale securities......................     $20,800     $20,813     $17,242     $17,390
============================================================================================================

     NOTE 6
         LOANS

The composition of the loan portfolio was as follows:

                                                                June 30,     December 31,
(Dollars in Millions)                                             2001               2000
-----------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $ 44,534       $ 47,041
   Lease financing..........................................       5,955          5,776
                                                                -------------------------
      Total commercial......................................      50,489         52,817
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................      18,814         19,466
   Construction and development.............................       7,311          6,977
                                                                -------------------------
      Total commercial real estate..........................      26,125         26,443
RESIDENTIAL MORTGAGES.......................................       6,950          7,753
RETAIL
   Credit card..............................................       5,812          6,012
   Retail leasing...........................................       4,542          4,153
   Other retail.............................................      24,594         25,187
                                                                -------------------------
      Total retail..........................................      34,948         35,352
                                                                -------------------------
         Total loans........................................    $118,512       $122,365
=========================================================================================

    Loans are presented net of unearned interest which amounted to $1.8 billion and $1.7 billion at June 30, 2001, and December 31, 2000, respectively.

 32                                                                 U.S. Bancorp

     NOTE 7
         DEPOSITS BY TYPE

The composition of deposits was as follows:

                                                                     June 30,    December 31,
                   (Dollars in Millions)                               2001              2000
---------------------------------------------------------------------------------------------
Non interest-bearing deposits...............................         $ 26,122      $ 26,633
Interest-bearing deposits
   Savings accounts.........................................            4,525         4,516
   Interest checking........................................           13,571        13,982
   Money market accounts....................................           25,041        23,899
Time certificates of deposit less than $100,000.............           22,947        25,780
Time deposits greater than $100,000
   Domestic.................................................           12,985        11,221
   Foreign..................................................            1,753         3,504
                                                                     ------------------------
      Total deposits........................................         $106,944      $109,535
=============================================================================================

                Percent of deposits by type
--------------------------------------------------------------------------------------------
Non interest-bearing deposits...............................             24.4%          24.3%
Interest-bearing deposits
   Savings accounts.........................................              4.2            4.1
   Interest checking........................................             12.7           12.8
   Money market accounts....................................             23.4           21.8
Time certificates of deposit less than $100,000.............             21.5           23.5
Time deposits greater than $100,000
   Domestic.................................................             12.2           10.3
   Foreign..................................................              1.6            3.2
                                                                     -----------------------
      Total deposits........................................            100.0%         100.0%
============================================================================================

     NOTE 8
         LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                 June 30,    December 31,
(Dollars in Millions)                                                2001            2000
-----------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70% to 8.35%) -- maturities
 to June 2026...............................................     $ 4,458       $ 4,458
Medium-term notes (3.95% to 7.50%) -- maturities to December
 2004.......................................................       3,887         4,634
Federal Home Loan Bank advances (primarily 3.69% to
 8.25%) -- maturities to October 2026.......................       4,828         2,753
Bank notes (3.93% to 6.57%) -- maturities to November
 2005.......................................................       7,456         9,300
Euro medium-term notes -- due April 13, 2004................         400           400
Other.......................................................         396           331
                                                                -------------------------
   Total....................................................     $21,425       $21,876
=========================================================================================

U.S. Bancorp                                                                  33

     NOTE 9
         COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY

The following table is a summary of the Trust Preferred Securities as of June 30, 2001:

                                                             Trust
                                                         Preferred
                                            Issuance    Securities    Debentures        Rate    Rate at    Maturity    Redemption
Issuance Trust (Dollars in Millions)            Date        Amount        Amount       Type*    6/30/01        Date        Date**
---------------------------------------------------------------------------------------------------------------------------------
USB Capital III........................     05/2001           $700          $722       Fixed    7.75%      05/2031     05/04/2006
USB Capital II.........................     03/1998            350           361       Fixed    7.20%      04/2028     04/01/2003
USB Capital I..........................     12/1996            300           309       Fixed    8.27%      12/2026     12/15/2006
FBS Capital I..........................     11/1996            300           309       Fixed    8.09%      11/2026     11/15/2006
Star Capital I.........................     06/1997            150           155    Variable    4.66%      06/2027     06/15/2007
Firstar Capital Trust I................     12/1996            150           155       Fixed    8.32%      12/2026     12/15/2006
Mercantile Capital Trust I.............     02/1997            150           155    Variable    5.16%      02/2027     02/01/2007
=================================================================================================================================

 * The variable rate Trust Preferred Securities re-price quarterly. ** Earliest date of redemption.

     NOTE 10
         INCOME TAXES

The components of income tax expense were:

                                                              Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                              -----------------------------------------
(Dollars in Millions)                                             2001       2000       2001       2000
-------------------------------------------------------------------------------------------------------
FEDERAL
Current.....................................................  $  220.8   $  254.1   $  325.1   $  502.6
Deferred....................................................      39.1       82.4      121.1      161.2
                                                              -----------------------------------------
   Federal income tax.......................................     259.9      336.5      446.2      663.8
STATE
Current.....................................................      23.3       41.3       51.3       82.3
Deferred....................................................      14.3        8.8       15.5       18.9
                                                              -----------------------------------------
   State income tax.........................................      37.6       50.1       66.8      101.2
                                                              -----------------------------------------
   Total income tax expense.................................  $  297.5   $  386.6   $  513.0   $  765.0
=======================================================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                              Three Months Ended     Six Months Ended
                                                                   March 31,             June 30,
                                                              -----------------------------------------
(Dollars in Millions)                                             2001       2000       2001       2000
-------------------------------------------------------------------------------------------------------
Tax at statutory rate (35%).................................  $  300.9   $  383.7   $  519.9   $  756.5
State income tax, at statutory rates, net of federal tax
 benefit....................................................      24.4       40.8       43.4       74.0
Tax effect of
   Tax-exempt interest, net.................................     (11.2)     (13.3)     (23.2)     (29.1)
   Amortization of nondeductible goodwill...................      22.8       22.5       45.6       44.9
   Tax credits..............................................     (17.4)     (13.7)     (35.0)     (26.8)
   Nondeductible merger charges.............................      14.0         --       49.0         .5
   Sale of preferred minority interest......................        --      (50.0)        --      (50.0)
   Other items..............................................     (36.0)      16.6      (86.7)      (5.0)
                                                              -----------------------------------------
Applicable income taxes.....................................  $  297.5   $  386.6   $  513.0   $  765.0
=======================================================================================================

The Company's net deferred tax liability was $616.1 million at June 30, 2001, and $512.8 million at December 31, 2000.

 34                                                                 U.S. Bancorp

     NOTE 11
         SHAREHOLDERS' EQUITY

At December 31, 2000, the Company had authority to issue 2 billion shares of common stock and 10 million shares of preferred stock. In connection with the merger of Firstar and USBM, on February 27, 2001, the number of authorized common shares for the Company was increased to 4 billion. Additionally, on February 27, 2001, in connection with the merger of Firstar and USBM, the par value of the Company's common stock was reduced from $1.25 per share to $.01 per share. The Company had 1,907.6 million and 1,902.1 million shares of common stock outstanding at June 30, 2001 and December 31, 2000, respectively.

    All treasury shares, except those acquired to meet obligations arising from deferred compensation plans, were retired effective February 27, 2001.

    The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with their merger. No shares were repurchased by Firstar or USBM from those dates to February 27, 2001, nor were any shares repurchased by the Company from February 27, 2001, to June 30, 2001. On July 17, 2001, the Company's Board of Directors authorized the repurchase of up to 56.4 million shares of the Company's common stock to replace shares issued in connection with the July 24, 2001, acquisition of NOVA Corporation. The stock repurchase authorization will expire on July 23, 2003.

     NOTE 12
         MORTGAGE SERVICING RIGHTS

Changes in capitalized mortgage servicing rights are summarized as follows:

                                                                Six Months Ended     Year Ended
                                                                    June 30,        December 31,
                                                                --------------------------------
(Dollars in Millions)                                                       2001            2000
------------------------------------------------------------------------------------------------
Balance at beginning of period..............................          $229             $  213
Rights purchased............................................            26                 16
Rights capitalized..........................................           131                137
Amortization................................................           (21)               (35)
Rights sold.................................................           (38)              (101)
Impairment..................................................            (9)                (1)
                                                                --------------------------------
Balance at end of period....................................          $318             $  229
================================================================================================

    The fair value of capitalized mortgage servicing rights was $332 million at June 30, 2001, and $244.8 million at December 31, 2000. At June 30, 2001, the reduction in the current fair value of mortgage servicing rights to immediate 25 and 50 basis point adverse interest rate changes would be approximately $18.3 million and $40.9 million, respectively. The Company has purchased principal-only securities that act as a partial economic hedge to this possible adverse interest rate change. The Company serviced $19.2 billion and $17.0 billion of mortgage loans for other investors as of June 30, 2001, and December 31, 2000, respectively.

     NOTE 13
         EARNINGS PER SHARE

The components of earnings per share were:

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                                --------------------------------------------
(Dollars and Shares in Millions, Except Per Share Data)           2001          2000        2001        2000
------------------------------------------------------------------------------------------------------------
Net income..................................................    $  562.3    $  709.8    $  972.4    $1,396.6
                                                                ============================================
Weighted average common shares outstanding..................     1,905.3     1,911.4     1,903.2     1,916.5
Net effect of the assumed purchase of stock based on the
 treasury stock method for options and stock plans..........        11.9        14.5        13.2        13.2
                                                                --------------------------------------------
Dilutive common shares outstanding..........................     1,917.2     1,925.9     1,916.4     1,929.7
                                                                ============================================
Earnings per share Basic....................................        $.30        $.37        $.51        $.73
   Diluted..................................................        $.29        $.37        $.51        $.72
============================================================================================================

U.S. Bancorp                                                                  35

     NOTE 14
         SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                 Six Months Ended
                                                                     June 30,
                                                                ------------------
(Dollars in Millions)                                            2001         2000
----------------------------------------------------------------------------------
Acquisitions and divestitures
   Assets (sold) acquired...................................    $(369.7)   $ 787.5
   Liabilities sold (assumed)...............................      771.1     (553.3)
                                                                ------------------
      Net...................................................    $ 401.4    $ 234.2
==================================================================================

MONEY MARKET INVESTMENTS are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

                                                                June 30,    December 31,
(Dollars in Millions)                                               2001            2000
----------------------------------------------------------------------------------------
Interest-bearing deposits...................................     $   91         $ 82
Federal funds sold..........................................        652          203
Securities purchased under agreements to resell.............        302          372
                                                                ------------------------
   Total money market investments...........................     $1,045         $657
========================================================================================

TRANSFERS AND SERVICING OF FINANCIAL ASSETS The Company transferred $31 billion of short-term, high quality, low yielding commercial loans into the conduit, Stellar Funding Group, Inc., in the first six months of 2001.

 36                                                                 U.S. Bancorp

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                          For the Three Months Ended June 30,
                                                       2001                                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Yields                               Yields       % Change
(Dollars in Millions)                                                and                                  and        Average
(Unaudited)                                Balance    Interest     Rates        Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market investments..............    $    637    $    7.3     4.62%       $  1,025    $   15.0     5.88%          (37.9)%
Trading account securities............         769        14.9     7.72             756        11.7     6.18             1.7
Taxable securities....................      19,064       288.8     6.06          14,772       254.5     6.89            29.1
Nontaxable securities.................       2,193        39.1     7.13           2,793        51.2     7.33           (21.5)
Loans held for sale...................       1,500        25.9     6.92           1,856        35.3     7.61           (19.2)
Loans
   Commercial.........................      51,497       961.6     7.49          49,736     1,053.7     8.52             3.5
   Commercial real estate.............      26,351       519.7     7.91          25,945       566.3     8.78             1.6
   Residential mortgages..............       7,189       136.8     7.62           9,269       175.2     7.56           (22.4)
   Retail.............................      34,432       823.7     9.59          32,058       802.1    10.05             7.4
                                            ------------------                 --------------------
     Total loans......................     119,469     2,441.8     8.19         117,008     2,597.3     8.92             2.1
                                           -------                             --------
Other earning assets..................       1,657        26.0     6.29           1,881        37.0     7.92           (11.9)
   Allowance for credit losses........       1,764                                1,767                                  (.2)
                                            ------------------                 --------------------
     Total earning assets*............     145,289     2,843.8     7.84         140,091     3,002.0     8.61             3.7
Other assets..........................      21,282                               19,669                                  8.2
                                           -------                             --------
     Total assets.....................    $164,807                             $157,993                                  4.3
                                          ========                             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits..........    $ 24,512                             $ 23,998                                  2.1
Interest-bearing deposits
 Interest checking....................      13,846        55.2     1.60          13,201        66.8     2.03             4.9
 Money market accounts................      25,020       199.0     3.19          22,397       238.8     4.29            11.7
 Savings accounts.....................       4,533        11.6     1.03           5,190        19.0     1.47           (12.7)
 Time certificates of deposit less
   than $100,000......................      23,933       327.2     5.48          25,902       357.5     5.55            (7.6)
 Time deposits greater than
   $100,000...........................      15,424       190.0     4.94          12,473       193.8     6.25            23.7
                                            ------------------                 --------------------
     Total interest-bearing
       deposits.......................      82,756       783.0     3.79          79,163       875.9     4.45             4.5
Short-term borrowings.................      13,394       157.6     4.72          12,852       198.7     6.22             4.2
Long-term debt........................      21,902       281.8     5.16          22,470       371.3     6.66            (2.5)
Company-obligated mandatorily
 redeemable preferred securities......       1,825        35.4     7.78           1,400        29.3     8.01            30.4
                                            ------------------                 --------------------
     Total interest-bearing
       liabilities....................     119,877     1,257.8     4.21         115,885     1,475.2     5.12             3.4
Other liabilities.....................       4,809                                3,851                                 24.9
Shareholders' equity..................      15,609                               14,259                                  9.5
                                           -------                             --------
     Total liabilities and
       shareholders' equity...........    $164,807                             $157,993                                  4.3%
                                          ========                             ========                             =============
Net interest income...................                $1,586.0                             $1,526.8
                                                      ========                             ========
Gross interest margin.................                             3.63%                                3.49%
                                                                  ======                               ======
Gross interest margin without
 taxable-equivalent
 increments...........................                             3.58                                 3.43
                                                                  ======                               ======
PERCENT OF EARNING ASSETS
Interest income.......................                             7.84%                                8.61%
Interest expense......................                             3.47                                 4.24
                                                                  ======                               ======
Net interest margin...................                             4.37                                 4.37
                                                                  ======                               ======
Net interest margin without
 taxable-equivalent increments........                             4.32%                                4.31%
=============================================================================================================

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
*Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

U.S. Bancorp                                                                  37

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                           For the Six Months Ended June 30,
                                                       2001                                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Yields                               Yields       % Change
(Dollars in Millions)                                                and                                  and        Average
(Unaudited)                                Balance    Interest     Rates        Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market investments..............    $    685    $   16.2     4.78%       $  1,027    $   28.6     5.60%          (33.3)%
Trading account securities............         752        31.2     8.29             728        29.0     7.96             3.3
Taxable securities....................      17,233       541.1     6.28          14,901       504.4     6.77            15.6
Nontaxable securities.................       2,342        85.4     7.29           2,771       106.7     7.70           (15.5)
Loans held for sale...................       1,203        42.5     7.07           1,251        47.3     7.56            (3.8)
Loans
   Commercial.........................      52,032     2,041.9     7.91          48,309     2,010.0     8.37             7.7
   Commercial real estate.............      26,404     1,074.6     8.21          25,665     1,104.6     8.65             2.9
   Residential mortgages..............       7,402       283.6     7.66          10,305       387.7     7.52           (28.2)
   Retail.............................      34,775     1,706.5     9.88          31,501     1,570.7    10.01            10.4
                                            ------------------                 --------------------
     Total loans......................     120,613     5,106.6     8.52         115,780     5,073.0     8.80             4.2
                                           -------                             --------
Other earning assets..................       1,753        58.1     6.68           1,892        74.4     7.91            (7.3)
   Allowance for credit losses........       1,792                                1,753                                  2.2
                                            ------------------                 --------------------
     Total earning assets*............     144,581     5,881.1     8.18         138,350     5,863.4     8.51             4.5
Other assets..........................      21,196                               19,458                                  8.9
                                           -------                             --------
     Total assets.....................    $163,985                             $156,055                                  5.1
                                          ========                             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits..........    $ 24,054                             $ 23,879                                   .7
Interest-bearing deposits
 Interest checking....................      13,787       125.6     1.84          13,117       130.2     2.00             5.1
 Money market accounts................      24,635       444.9     3.64          22,601       472.3     4.20             9.0
 Savings accounts.....................       4,515        24.3     1.09           5,298        40.5     1.54           (14.8)
 Time certificates of deposit less
   than $100,000......................      24,629       689.7     5.65          25,938       698.5     5.42            (5.0)
 Time deposits greater than
   $100,000...........................      14,264       382.2     5.40          11,503       347.6     6.08            24.0
                                            ------------------                 --------------------
     Total interest-bearing
       deposits.......................      81,830     1,666.7     4.11          78,457     1,689.1     4.33             4.3
Short-term borrowings.................      14,405       376.7     5.27          12,371       369.8     6.01            16.4
Long-term debt........................      21,621       614.6     5.72          21,943       708.2     6.49            (1.5)
Company-obligated mandatorily
 redeemable preferred securities......       1,615        63.0     7.87           1,400        57.7     8.22            15.4
                                            ------------------                 --------------------
     Total interest-bearing
       liabilities....................     119,471     2,721.0     4.59         114,171     2,824.8     4.97             4.6
Other liabilities.....................       4,922                                3,825                                 28.7
Shareholders' equity..................      15,538                               14,180                                  9.6
                                           -------                             --------
     Total liabilities and
       shareholders' equity...........    $163,985                             $156,055                                  5.1%
                                          ========                             ========                             =============
Net interest income...................                $3,160.1                             $3,038.6
                                                      ========                             ========
Gross interest margin.................                             3.59%                                3.54%
                                                                  ======                               ======
Gross interest margin without
 taxable-equivalent increments........                             3.54                                 3.48
                                                                  ======                               ======
PERCENT OF EARNING ASSETS
Interest income.......................                             8.18%                                8.51%
Interest expense......................                             3.79                                 4.10
                                                                  ======                               ======
Net interest margin...................                             4.39                                 4.41
                                                                  ======                               ======
Net interest margin without
 taxable-equivalent increments........                             4.34%                                4.35%
=============================================================================================================

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
*Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

 38                                                                 U.S. Bancorp

PART  II -- OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    12 Computation of Ratio of Earnings to Fixed Charges

(b) REPORTS ON FORM 8-K

    During the three months ended June 30, 2001, the Company filed the following Current Reports on Form 8-K:

    - Form 8-K dated April 17, 2001, relating to the restated 2000 audited financial statements reflecting the merger of Firstar and the registrant.

    - Form 8-K dated April 17, 2001, relating to the Company's first quarter, 2001 earnings results.

    - Form 8-K dated April 23, 2001, relating to the consent of the certifying accountants regarding the restated consolidated financial statements for 2000 of the registrant.

    - Form 8-K dated May 3, 2001 relating to the public offering of $700,000,000 of Trust Preferred Securities.

    - Form 8-K dated July 17, 2001, relating to the Company's second quarter, 2001 earning results.

    - Form 8-K dated July 24, 2001, relating to the registrant's announced plan to repurchase 56.4 million shares and closure of the NOVA transaction.

    - Form 8-K dated July 31, 2001, relating to the Company raising $1.1 billion through the offering of the registrant's zero-coupon convertible senior notes.

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

                                    U.S. BANCORP

                                    By: /s/ TERRANCE R. DOLAN
                                      ------------------------------------------

                                        Terrance R. Dolan

                                        Senior Vice President and Controller

                                        (Chief Accounting Officer and Duly
                                        Authorized Officer)
DATE: August 14, 2001

U.S. Bancorp                                                                  39

EXHIBIT 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                                --------------------------------------
(Dollars in Millions)                                                         2001                2001
------------------------------------------------------------------------------------------------------
EARNINGS
 1. Net income..............................................         $  562.3             $  972.4
 2. Applicable income taxes.................................            297.5                513.0
                                                                --------------------------------------
 3. Net income before taxes (1 + 2).........................         $  859.8             $1,485.4
                                                                ======================================
 4. Fixed charges:
    a. Interest expense excluding interest on deposits......         $  474.8             $1,054.3
    b. Portion of rents representative of interest and
       amortization of debt expense.........................             23.1                 45.3
                                                                --------------------------------------
    c. Fixed charges excluding interest on deposits (4a +
       4b)..................................................            497.9              1,099.6
    d. Interest on deposits.................................            783.0              1,666.7
                                                                --------------------------------------
    e. Fixed charges including interest on deposits (4c +
       4d)..................................................         $1,280.9             $2,766.3
                                                                ======================================
 5. Amortization of interest capitalized....................         $     --             $     --
 6. Earnings excluding interest on deposits (3 + 4c + 5)....          1,357.7              2,585.0
 7. Earnings including interest on deposits (3 + 4e + 5)....          2,140.7              4,251.7
 8. Fixed charges excluding interest on deposits (4c).......            497.9              1,099.6
 9. Fixed charges including interest on deposits (4e).......          1,280.9              2,766.3

RATIO OF EARNINGS TO FIXED CHARGES
10. Excluding interest on deposits (line 6/line 8)..........             2.73                 2.35
11. Including interest on deposits (line 7/line 9)..........             1.67                 1.54
======================================================================================================

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

INDEPENDENT PUBLIC ACCOUNTANTS
The independent public accountants of U.S. Bancorp are PricewaterhouseCoopers LLP.

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

U.S. Bancorp Investor Relations
601 Second Avenue South
Minneapolis, Minnesota 55402-4302
612-973-2263
corporaterelations@usbank.com

MEDIA REQUESTS
Steve Dale
Senior Vice President, Media Relations
612-973-0898
steve.dale@firstar.com

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

COMMUNITY ANNUAL REPORT
To requires copies of the U.S. Bancorp Community Annual Report, published separately from our U.S. Bancorp Annual Report and Form 10-K, please call U.S. Bancorp Community Development at 612-973-4996. To request copies of the Firstar Community Partnership Report, please call Firstar Community Development at 513-632-4030.

U.S. Bancorp, including each of its subsidiaries, is an Equal Opportunity Employer and a Drug-Free Workplace.

This report has been produced on recycled paper.(RECYCLING LOGO)
--------------------
First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN
--------------------