Form 10-Q
period 2001-09-30
US BANCORP \DE\
filed 2001-11-14
CIK 36104

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                     Class                                 Outstanding as of October 31, 2001
          Common Stock, $.01 Par Value                            1,950,887,907 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

PART I -- FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition
 and Results of Operations (Item 2).........................                     3
Quantitative and Qualitative Disclosures About Market Risk
 (Item 3)...................................................                    21
Financial Statements (Item 1)...............................                    25

PART II -- OTHER INFORMATION
Exhibits and Reports on Form 8-K (Item 6)...................                    41
Signature...................................................                    41
Exhibit 12 -- Computation of Ratio of Earnings to Fixed
 Charges....................................................     Inside Back Cover

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

FINANCIAL  SUMMARY

                                                                 Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                --------------------------------------------
(Dollars in Millions, Except Per Share Data)                      2001        2000        2001        2000
------------------------------------------------------------------------------------------------------------
Operating earnings*.........................................    $  149.7    $  788.8    $1,765.6    $2,282.7
Merger and restructuring-related items (after-tax)..........      (111.0)      (78.5)     (754.5)     (175.8)
                                                                --------------------------------------------
   Net income...............................................    $   38.7    $  710.3    $1,011.1    $2,106.9
                                                                ============================================
PER COMMON SHARE
Basic earnings per share....................................    $    .02    $    .37    $    .53    $   1.10
Diluted earnings per share..................................         .02         .37         .52        1.10
Dividends declared**........................................       .1875       .1625       .5625       .4875
Book value per share........................................        8.54        7.58
Market value per share......................................       22.18       22.38
                                                                ============================================
FINANCIAL RATIOS
Return on average assets....................................         .09%       1.77%        .82%       1.79%
Return on average equity....................................          .9        19.6         8.4        19.7
Net interest margin (taxable-equivalent basis)..............        4.42        4.32        4.40        4.38
Efficiency ratio............................................        54.6        52.5        58.3        52.3
                                                                ============================================
FINANCIAL RATIOS EXCLUDING MERGER AND RESTRUCTURING-RELATED
   ITEMS*
Return on average assets....................................         .35%       1.97%       1.43%       1.94%
Return on average equity....................................         3.5        21.8        14.7        21.4
Efficiency ratio............................................        49.5        48.2        49.2        49.1
Banking efficiency ratio***.................................        45.7        42.8        44.7        44.1
                                                                ============================================
AVERAGE BALANCE SHEET DATA
Loans.......................................................    $117,414    $119,390    $119,535    $116,992
Earning assets..............................................     145,828     141,684     145,001     139,470
Assets......................................................     167,451     159,252     165,148     157,129
Deposits....................................................     105,231     104,050     105,663     102,911
Total shareholders' equity..................................      16,945      14,408      16,012      14,257
                                                                ============================================

                                                                September 30,    December 31,
                                                                         2001            2000
                                                                -----------------------------
PERIOD END
Loans.......................................................      $114,567         $122,365
Allowance for credit losses.................................         2,458            1,787
Assets......................................................       167,830          164,921
Deposits....................................................       103,805          109,535
Total shareholders' equity..................................        16,817           15,168
Tangible common equity ratio................................           5.9%             6.3%
Tier 1 capital ratio........................................           7.2              7.2
Total risk-based capital ratio..............................          11.5             10.6
Leverage ratio..............................................           7.4              7.4
=====================================================================================================================

 *The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.
 **Dividends per share have not been restated for the Company's 2001 merger with the former U.S. Bancorp ("USBM").
***Without investment banking and brokerage activity.


 2                                                                  U.S. Bancorp

MANAGEMENT'S  DISCUSSION  AND ANALYSIS

OVERVIEW

EARNINGS SUMMARY U.S. Bancorp (the "Company") reported net income of $38.7 million in the third quarter of 2001, or $.02 per diluted share, compared with $710.3 million, or $.37 per diluted share, in the third quarter of 2000. Return on average assets and return on average common equity were .09 percent and .9 percent in the third quarter of 2001, compared with 1.77 percent and 19.6 percent for the same period of 2000. Net income includes after-tax merger and restructuring-related charges of $111.0 million ($163.1 million on a pretax basis) in the third quarter of 2001 compared with $78.5 million ($117.7 on a pre-tax basis) in the third quarter of 2000. Merger and restructuring-related items, on a pre-tax basis, included $125.6 million of noninterest expenses and $14.3 million of provision for credit losses associated with the merger of Firstar Corporation ("Firstar") and the former U.S. Bancorp ("USBM"). Merger and restructuring-related items also included $17.6 million of expense for restructuring operations of U.S. Bancorp Piper Jaffray, and $5.6 million related to the acquisition of NOVA Corporation ("NOVA") and other recent acquisitions.

    The Company reported operating earnings (net income excluding merger and restructuring-related charges) of $149.7 million for the third quarter of 2001, compared with $788.8 million for the third quarter of 2000. Operating earnings of $.08 per diluted share in the third quarter of 2001 were $.33, or 80.5 percent, lower than the same period of 2000. Return on average common equity and return on average assets, excluding merger and restructuring-related charges, were 3.5 percent and .35 percent, respectively, in the third quarter of 2001, compared with returns of 21.8 percent and 1.97 percent in the third quarter of 2000. Excluding merger and restructuring-related charges, the efficiency ratio (the ratio of expenses to revenues) was 49.5 percent in the third quarter of 2001, compared with 48.2 percent in the third quarter of 2000. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity) before merger and restructuring-related charges was 45.7 percent in third quarter of 2001 compared with 42.8 percent for the same period in 2000.

    Net income and operating earnings for third quarter of 2001 included a number of significant items (summarized in Table 2). The Company's third quarter results included an incremental provision for credit losses of $1,025 million, or approximately $655 million after tax. Results for the third quarter of 2001 also reflect the impact of a $36.0 million impairment of commercial and retail leasing residuals, recognition of $24.7 million of mortgage servicing rights ("MSR") impairment, and approximately $14.0 million of writedowns of commercial leasing partnerships and repossessed tractor/trailer property, partially offset by gains on the sale of securities of $59.8 million. In addition, the Company's level of third quarter earnings was less than expected due to a slowdown in capital markets activity and payment processing volumes during the last three weeks of September 2001.

    Total net revenue on a taxable-equivalent basis was $2.9 billion for the third quarter of 2001 compared with $2.8 billion in the third quarter of 2000, an $160.3 million (5.8 percent) increase from a year ago. The increase reflected a 5.6 percent growth in net interest income and a 6.1 percent increase in fee-based revenues. Excluding securities gains of $59.8 million, total net revenue on a taxable-equivalent basis for the third quarter of 2001 grew by $101.6 million, or 3.7 percent, over the third quarter of 2000. Revenue growth, relative to the third quarter of 2000, continued to be adversely impacted by economic conditions affecting the capital markets. Total noninterest expense was $1.6 billion in the third quarter of 2001 compared with $1.5 billion in the third quarter of 2000. Total noninterest expense, excluding merger and restructuring-related charges of $148.8 million, was $1.4 billion, an increase over the third quarter of 2000 of $85.0 million, or 6.4 percent. The increase primarily reflects acquisitions, mortgage servicing rights impairment, and the write-down of commercial lease assets, partially offset by a reduction in compensation expense related to capital markets activity and cost savings from the integration of recent acquisitions. Refer to "Acquisition and Divestiture Activity" for further information on the timing of acquisitions and "Noninterest Expenses" for further discussion of merger and restructuring-related charges. Provision for credit losses was $1,289.3 million in the third quarter of 2001 compared with $214.0 million in the third quarter of 2000. The provision for credit losses included a $14.3 million merger-related charge due to the release of certain credit quality indemnifications in connection with restructuring a co-branding relationship. Provision for credit losses,

U.S. Bancorp                                                                   3
excluding merger and restructuring-related items, for the third quarter of 2001 was $1,275.0 million, an increase of $1,061.0 million over the third quarter of 2000. The change reflects an increase in charge-offs quarter over quarter and a $712 million net addition to the allowance for credit losses. The increase to the allowance recognized the impact of recent world events and the increasing probability that the current economic slowdown will accelerate or be more prolonged as a result of these events. Refer to "Corporate Risk Profile" for further information on provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

    Net income for the first nine months of 2001 was $1,011.1 million, or $.52 per diluted share, compared with $2,106.9 million, or $1.10 per diluted share, for the first nine months of 2000. Return on average common equity and return on average assets were 8.4 percent and .82 percent, respectively, for the first nine months of 2001, compared with returns of 19.7 percent and 1.79 percent, for the same period of 2000. Net income reflected merger and restructuring-related items of $754.5 million ($1,125.8 million on a pre-tax basis) in the first nine months of 2001, compared with $175.8 million ($264.6 million on pre-tax basis) in the first nine months of 2000. Operating earnings for the first nine months of 2001 were $1,765.6 million compared with $2,282.7 million for the first nine months of 2000. On a diluted per share basis, operating earnings were $.91 for the first nine months of 2001, compared with $1.19 for the first nine months of 2000. Year-to-date return on average common equity and return on average assets, excluding merger and restructuring-related charges, were 14.7 percent and 1.43 percent, respectively, compared with returns of 21.4 percent and 1.94 percent, respectively, in the first nine months of 2000. Excluding merger and restructuring-related items, the efficiency ratio (the ratio of expenses to revenues) was 49.2 percent for the first nine months of 2001, compared with 49.1 percent for the first nine months of 2000. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity) before merger and restructuring-related items was 44.7 percent for the first nine months of 2001, compared with 44.1 percent for the same period in 2000.

    Net income and operating earnings for the first nine months of 2001 included a number of significant items (summarized in Table 2). The Company's results for the nine months ended September 30, 2001, included $1.2 billion of provision for credit losses representing the incremental third quarter provision of $1,025 million and a $160.0 million increase in the first quarter of 2001 in connection with the acceleration of certain workout strategies. Results for the first nine months of 2001 also reflect $34.5 million of MSR impairments, $36.0 million of leasing residual impairments, $40.2 million of writedowns of commercial leasing partnerships and $22.2 million of asset writedowns of tractor/trailer inventory and other items. These losses were offset somewhat by $307.1 million of gains on the sale of securities.

    Total net revenue on a taxable-equivalent basis was $8.8 billion for the nine months ended September 30, 2001 compared with $8.2 billion in the same period of 2000, a 6.9 percent increase from a year ago. Total net revenue, excluding merger and restructuring-related items, on a taxable-equivalent basis for the nine months ended September 30, 2001 was $8,753.5 million compared with $8,191.1 million, a 6.1 percent increase from a year ago. The increase reflected core business growth, the impact of acquisitions and securities gains of $307.1 million in 2001 compared with approximately $46.9 million of unusual gains in 2000 including gains on the disposal of two office buildings. These net gains are somewhat offset by adverse capital markets conditions during the first nine months of 2001 relative to the same period of a year ago. As a result of these conditions, capital markets revenues and trust and asset management-related revenues declined approximately $127 million from a year ago. Total noninterest expense was $5.0 billion in the first nine months of 2001 compared with $4.3 billion in the same period of 2000. Total noninterest expense, excluding merger and restructuring-related charges of $805.8 million, was $4.2 billion, an increase over the same period of 2000 of $134.4 million, or 3.3 percent. The increase in noninterest expense was primarily the result of core business growth and approximately $85 million related to recent acquisitions, including NOVA, Scripps Financial Corporation, Lyon Financial Services, Inc. and 41 branches in Tennessee, MSR impairment related to the declining rate environment, and asset write-downs including lease residuals of commercial leasing partnerships and repossessed tractor/trailer property, partially offset by cost savings related to merger integration and restructuring activities and a reduction in expense related to capital markets activity. Provision for credit losses was $2,263.0 million in the first nine months of 2001 compared with $598.5 million in the same period of 2000. Provision for credit losses, excluding merger and restructuring-related items of $382.2 million, for the first nine months of 2001 was $1,880.8, an increase of $1,282.3 million over the same

 4                                                                  U.S. Bancorp

     TABLE 1
         SUMMARY OF CONSOLIDATED INCOME

                                                                 Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
(Taxable-Equivalent Basis;                                      --------------------------------------------
Dollars in Millions, Except Per Share Data)                       2001          2000        2001        2000
------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Interest income.............................................    $2,729.1    $3,114.8    $8,610.2    $8,978.2
Interest expense............................................     1,109.3     1,580.6     3,830.3     4,405.4
                                                                --------------------------------------------
   Net interest income......................................     1,619.8     1,534.2     4,779.9     4,572.8
Securities gains, net.......................................        59.8         1.1       307.1         1.1
Noninterest income..........................................     1,248.5     1,232.5     3,666.5     3,617.2
                                                                --------------------------------------------
   Net revenue..............................................     2,928.1     2,767.8     8,753.5     8,191.1
Noninterest expense.........................................     1,418.7     1,333.7     4,154.9     4,020.5
Provision for credit losses.................................     1,275.0       214.0     1,880.8       598.5
                                                                --------------------------------------------
   Income before taxes and merger and restructuring-related
    items...................................................       234.4     1,220.1     2,717.8     3,572.1
Taxable-equivalent adjustment...............................        10.7        21.2        46.0        64.7
Income taxes................................................        74.0       410.1       906.2     1,224.7
                                                                --------------------------------------------
Operating earnings*.........................................       149.7       788.8     1,765.6     2,282.7
Merger and restructuring-related items (after-tax)..........      (111.0)      (78.5)     (754.5)     (175.8)
                                                                --------------------------------------------
   Net income in accordance with GAAP.......................    $   38.7    $  710.3    $1,011.1    $2,106.9
                                                                ============================================
PER COMMON SHARE
Basic earnings per share....................................    $    .02    $    .37    $    .53    $   1.10
Diluted earnings per share..................................         .02         .37         .52        1.10
Dividends declared**........................................       .1875       .1625       .5625       .4875
                                                                ============================================
FINANCIAL RATIOS
Return on average assets....................................         .09%       1.77%        .82%       1.79%
Return on average equity....................................          .9        19.6         8.4        19.7
Net interest margin (taxable-equivalent basis)..............        4.42        4.32        4.40        4.38
Efficiency ratio............................................        54.6        52.5        58.3        52.3
                                                                ============================================
FINANCIAL RATIOS EXCLUDING MERGER AND RESTRUCTURING-RELATED
 ITEMS*
Return on average assets....................................         .35%       1.97%       1.43%       1.94%
Return on average equity....................................         3.5        21.8        14.7        21.4
Efficiency ratio............................................        49.5        48.2        49.2        49.1
Banking efficiency ratio***.................................        45.7        42.8        44.7        44.1
                                                                ============================================
RECONCILIATION OF OPERATING EARNINGS* TO NET INCOME IN
 ACCORDANCE WITH GAAP
Operating earnings..........................................    $  149.7    $  788.8    $1,765.6    $2,282.7
Merger and restructuring-related items
   Merger and restructuring-related gains...................          --          --        62.2          --
   Merger and restructuring-related charges.................      (148.8)     (117.7)     (805.8)     (264.6)
   Provision for credit losses..............................       (14.3)         --      (382.2)         --
   Applicable tax benefit...................................        52.1        39.2       371.3        88.8
                                                                --------------------------------------------
Net income in accordance with GAAP..........................    $   38.7    $  710.3    $1,011.1    $2,106.9
============================================================================================================

 *The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.
 **Dividends per share have not been restated for the Company's 2001 merger with USBM.

***Without investment banking and brokerage activity.

period of 2000. The change reflects an increasing level of nonperforming assets and charge-offs from a year ago, the third quarter net addition to the allowance for credit losses of $712 million, and the first quarter of 2001 provision of $160.0 million related to the Company's previously announced accelerated loan workout strategy.

    The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to in this analysis as "operating earnings". Operating earnings and related discussions are presented as supplementary information

U.S. Bancorp                                                                   5

     TABLE 2
         SIGNIFICANT ITEMS IN OPERATING EARNINGS*

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                ------------------------------------------------
(Dollars in Millions)                                             2001            2000         2001         2000
----------------------------------------------------------------------------------------------------------------
Securities gains, net.......................................    $    53.1    $     1.1    $   292.7    $     1.1
Sale of principal-only residuals............................          6.7           --         14.4           --
Disposal of office buildings................................           --           --           --         45.8
                                                                ------------------------------------------------
      Total significant gains...............................    $    59.8    $     1.1    $   307.1    $    46.9
                                                                ------------------------------------------------
Credit provision and portfolio realignment**................    $ 1,025.0    $      --    $ 1,185.0    $      --
Mortgage servicing rights impairment........................         24.7           --         34.5           --
Leasing residual impairment.................................         36.0           --         36.0           --
Tractor/trailer inventory...................................         10.6           --         10.6           --
Partnership and equity investment losses....................          3.4           --         40.2           --
Other, net..................................................           --           --         11.6           --
                                                                ------------------------------------------------
      Total significant losses..............................    $ 1,099.7    $      --    $ 1,317.9    $      --
================================================================================================================

 *Table 2 is provided as supplemental information to enhance the reader's understanding of, and highlight trends in, the Company's financial results. The presentation of these items should not be construed as a representation of their recurring or non-recurring nature.
**Represents an amount of provision in excess of management's best estimate of a baseline level of net charge-offs or losses related to specific events or realignment actions.

in this analysis to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the non-recurring effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

ACQUISITION AND DIVESTITURE ACTIVITY The Company is the organization created by the merger of Firstar Corporation of Milwaukee, Wisconsin and the former U.S. Bancorp of Minneapolis, Minnesota. The merger was completed on February 27, 2001, as a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies.

    Operating results for the first nine months of 2001 reflect the following transactions accounted for as purchases in 2000. On October 13, 2000, the Company acquired Scripps Financial Corporation of San Diego, California, which had 10 branches in San Diego county and total assets of $650 million. On September 28, 2000, the Company acquired Lyon Financial Services, Inc., a wholly owned subsidiary of the privately held Schwan's Sales Enterprises Inc. in Marshall, Minnesota. Lyon Financial Services, Inc. specializes in small-ticket lease transactions and had $1.3 billion in assets. On April 7, 2000, the Company acquired Oliver-Allen Corporation, a privately held information technology leasing company with total assets of $280 million. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, California, which had 11 branches in San Diego county and total assets of $491 million. In addition to these business combinations, the Company purchased 41 branches in Tennessee from First Union National Bank on December 8, 2000 representing approximately $450 million in assets and $1.78 billion in deposits.

    On May 7, 2001, the Company announced an agreement to acquire NOVA in a stock and cash transaction valued at approximately $2.1 billion. The transaction was completed on July 24, 2001 and was accounted for as a purchase. On June 5, 2001, the Company announced an agreement to purchase 20 branches in southern California from Pacific Century Bank in a cash transaction. The acquisition, accounted for as a purchase, included approximately $712 million in deposits, and $570 million in assets and was completed on September 7, 2001. Refer to Note 3 and Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

LINE OF BUSINESS FINANCIAL REVIEW

    Within the Company, financial performance is measured by major lines of business which include: Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets and Treasury and Corporate Support. Business line results are derived from the Company's profitability reporting systems. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced, product lines change or business segments are realigned to better respond to our diverse customer base. During the first nine months of 2001, certain organizational and methodology changes were made to reflect the recent

 6                                                                  U.S. Bancorp
merger. All results for 2001 and 2000 have been restated to present consistent methodologies for all business lines.

    Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $158.4 million of the Company's pre-tax income in the third quarter of 2001 and $930.3 million in the first nine months of 2001, a
61.4 percent and 24.8 percent decrease from the same periods of 2000. The decline is primarily driven by an increase in the provision for credit losses and certain asset write-downs taken by the Company. The line of business generated operating income of $483.3 million in the third quarter of 2001 and $1,471.9 million in the first nine months of the year, a 5.8 percent and 8.6 percent increase from the same periods of 2000. Total revenue grew by 7.9 percent and 9.8 percent from the third quarter and first nine months of 2000 to the third quarter and first nine months of 2001. Net interest income on a tax equivalent basis increased 3.8 percent for the third quarter and 7.5 percent for the first nine months of 2001 primarily due to core deposit growth, as well as the impact of banking and equipment finance leasing acquisitions. The increase is offset somewhat by the transfer of lower margin, higher quality commercial loans to Stellar Funding Group, Inc. ("loan conduit") and the impact of declining rates on funding benefit of deposits. Noninterest income increased
21.7 percent in the third quarter and 17.5 percent in the first nine months of 2001 reflecting revenue related to the leasing acquisition, core growth in syndication and cash management-related fees and growth in securitization fee income related to the loan conduit. Net fee income growth includes a $6.0 million impairment of commercial leasing residuals. Offsetting the net growth in revenue was an increase in noninterest expenses (18.6 percent in the third quarter and 15.9 percent in the first nine months of 2001), primarily due to the bank and lease acquisitions, planned growth in targeted markets and certain asset write-downs. This expense growth is partially offset by cost savings from integration activities. Included in expenses during the third quarter and the first nine months of 2001 are asset write-downs of repossessed tractor/trailer and other related property of $14.0 million. Additionally, the provision for credit losses increased $278.9 million during the third quarter of 2001 compared with the same period of a year ago and $423.4 million during the first nine months of 2001. The increase reflects increasing net chargeoffs due to the deterioration in credit quality reflected by an increase in nonperforming commercial loans. Refer to "Corporate Risk Profile" for further information of factors impacting the credit quality of the loan portfolios.

    Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines ("ATMs"). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking and investment product sales. Consumer Banking contributed $447.2 million and $1,428.1 million of the Company's pre-tax income in the third quarter and first nine months of 2001, a 14.6 percent and 6.7 percent decrease from the same periods of 2000. The decline is, in part, driven by an increase in the provision for credit losses and certain asset write-downs taken by the Company. The line of business generated operating income of $554.4 million in the third quarter of 2001 and $1,747.3 million in the first nine months of the year, a 9.5 percent and 1.8 percent decline from the same periods of 2000. Total revenue declined by 1.1 percent in the third quarter of 2001 and grew by 2.4 percent in the first nine months of 2001 over the same periods of 2000. Fee based revenue increased 13.7 percent for the third quarter and 21.3 percent for the first nine months of 2001 as compared with the same periods of 2000, while net interest income declined 6.2 percent and 3.9 percent, in the third quarter and first nine months of 2001, respectively. The decline in net interest income reflects the impact of declining interest rates on the funding benefit of consumer deposits. It also reflects the sale of approximately $1.3 billion of home equity and indirect automobile loans in the first quarter of 2001, and the divestiture of branches with $771 million of deposits during the second quarter of 2001 in connection with the merger of Firstar and USBM. The decline was partially offset by a funding benefit of deposits related to the acquisition of 41 branches in Tennessee. Growth in fee-based revenue is primarily attributed to an increase in retail deposit and cash management fees, mortgage banking originations, core retail loan and deposit growth, the alignment and re-design of products and features in connection with the merger, and fee revenue related to the Tennessee branch acquisition. Fee income growth for the third quarter and first nine months of 2001 is tempered somewhat by the recognition of an impairment of retail leasing residuals of $30.0 million during the third quarter. Consumer Banking results reflect an increase in noninterest expense (11.2 percent for the third quarter and 8.4 percent for the first nine months) primarily related to asset impairments of mortgage servicing rights ("MSR") and the Tennessee branch acquisition.

U.S. Bancorp                                                                   7

     TABLE 3
         LINE OF BUSINESS FINANCIAL PERFORMANCE

                                                      Wholesale                    Consumer               Private Client, Trust
                                                       Banking                      Banking                and Asset Management
                                             ------------------------------------------------------------------------------------
For the Three Months Ended September 30                          Percent                      Percent                     Percent
(Dollars in Millions)                          2001        2000   Change      2001      2000   Change      2001     2000   Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent
 basis)..................................... $  436.1  $  420.2      3.8% $  718.6  $  766.0     (6.2%)  $ 61.2   $ 60.4      1.3%
Noninterest income..........................    151.7     124.7     21.7     302.0     265.7     13.7     219.8    228.3     (3.7)
                                               ----------------           ------------------             ---------------
      Total revenue.........................    587.8     544.9      7.9   1,020.6   1,031.7     (1.1)    281.0    288.7     (2.7)
Noninterest expense.........................    101.0      86.1     17.3     415.3     402.9      3.1     112.7    115.2     (2.2)
Other intangible amortization...............       .3        .3       --      47.6      14.0       **       5.1      4.9      4.1
Goodwill amortization.......................      3.2       1.7     88.2       3.3       2.5     32.0        .3       .3       --
                                               ----------------           ------------------             ---------------
      Total noninterest expense.............    104.5      88.1     18.6     466.2     419.4     11.2     118.1    120.4     (1.9)
                                               ----------------           ------------------             ---------------
         Operating income...................    483.3     456.8      5.8     554.4     612.3     (9.5)    162.9    168.3     (3.2)
Provision for credit losses.................    324.9      46.0       **     107.2      88.5     21.1       2.7      3.3    (18.2)
                                               ----------------           ------------------             ---------------
Income before income taxes..................    158.4     410.8    (61.4)    447.2     523.8    (14.6)    160.2    165.0     (2.9)
Income taxes and taxable-equivalent
 adjustment.................................     57.6     149.4    (61.4)    162.7     193.3    (15.8)     58.3     60.1     (3.0)
                                               ----------------           ------------------             ---------------
Operating earnings, before merger and
 restructuring-related items................ $  100.8  $  261.4    (61.4) $  284.5  $  330.5    (13.9)   $101.9   $104.9     (2.9)
                                             ==================           ==================             ===============
Merger and restructuring-related items
 (after-tax)*...............................
Net income..................................
AVERAGE BALANCE SHEET DATA
Loans....................................... $ 53,907  $ 55,475     (2.8) $ 42,755  $ 42,266      1.2    $4,254   $3,813     11.6
Assets......................................   59,744    60,556     (1.3)   50,497    48,116      4.9     5,286    4,819      9.7
Noninterest-bearing deposits................   10,367     9,073     14.3    12,210    11,872      2.8     2,277    2,103      8.3
Interest-bearing deposits...................    6,730     4,860     38.5    60,905    61,529     (1.0)    4,843    4,669      3.7
                                               ----------------           ------------------             ---------------
      Total deposits........................ $ 17,097  $ 13,933     22.7  $ 73,115  $ 73,401      (.4)   $7,120   $6,772      5.1
=================================================================================================================================

                                                     Wholesale                    Consumer                Private Client, Trust
                                                      Banking                      Banking                and Asset Management
                                            -------------------------------------------------------------------------------------
For the Nine Months Ended September 30                          Percent                      Percent                      Percent
(Dollars in Millions)                           2001      2000   Change      2001      2000   Change      2001      2000   Change
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent
 basis).................................... $1,344.1  $1,249.8      7.5% $2,189.2  $2,277.9     (3.9%)  $176.0    $163.8      7.4%
Noninterest income.........................    429.6     365.6     17.5     928.2     765.3     21.3     663.1     679.9     (2.5)
                                              ----------------           ------------------              ---------------
      Total revenue........................  1,773.7   1,615.4      9.8   3,117.4   3,043.2      2.4     839.1     843.7      (.5)
Noninterest expense........................    291.5     254.5     14.5   1,260.3   1,214.6      3.8     339.6     341.6      (.6)
Other intangible amortization..............       .9        .9       --      99.2      37.8       **      15.0      14.9       .7
Goodwill amortization......................      9.4       4.9     91.8      10.6      11.9    (10.9)       .8        .9    (11.1)
                                              ----------------           ------------------              ---------------
      Total noninterest expense............    301.8     260.3     15.9   1,370.1   1,264.3      8.4     355.4     357.4      (.6)
                                              ----------------           ------------------              ---------------
         Operating income..................  1,471.9   1,355.1      8.6   1,747.3   1,778.9     (1.8)    483.7     486.3      (.5)
Provision for credit losses................    541.6     118.2       **     319.2     247.6     28.9       8.8       1.9       **
                                              ----------------           ------------------              ---------------
Income before income taxes.................    930.3   1,236.9    (24.8)  1,428.1   1,531.3     (6.7)    474.9     484.4     (2.0)
Income taxes and taxable-equivalent
 adjustment................................    338.5     450.1    (24.8)    519.7     565.0     (8.0)    172.8     176.3     (2.0)
                                              ----------------           ------------------              ---------------
Operating earnings, before merger and
 restructuring-related items............... $  591.8  $  786.8    (24.8) $  908.4  $  966.3     (6.0)   $302.1    $308.1     (1.9)
                                            ==================           ==================             ================
Merger and restructuring-related items
 (after-tax)*..............................
Net income.................................
AVERAGE BALANCE SHEET DATA
Loans...................................... $ 55,398  $ 54,014      2.6  $ 43,012  $ 41,962      2.5    $4,158    $3,722     11.7
Assets.....................................   61,425    59,088      4.0    49,631    47,644      4.2     5,190     5,169       .4
Noninterest-bearing deposits...............   10,205     9,227     10.6    11,875    11,882      (.1)    2,081     2,134     (2.5)
Interest-bearing deposits..................    6,417     4,591     39.8    61,855    62,098      (.4)    4,980     4,703      5.9
                                              ----------------           ------------------              ---------------
      Total deposits....................... $ 16,622  $ 13,818     20.3  $ 73,730  $ 73,980      (.3)   $7,061    $6,837      3.3
=================================================================================================================================

 *Merger and restructuring-related items are not allocated to the business lines.
**Not meaningful.

 8                                                                  U.S. Bancorp

           Payment                      Capital                     Treasury and                 Consolidated
          Services                      Markets                  Corporate Support                  Company
 ------------------------------------------------------------------------------------------------------------------------------
                     Percent                     Percent                         Percent                      Percent
     2001      2000   Change      2001     2000   Change       2001        2000   Change      2001      2000   Change
 ------------------------------------------------------------------------------------------------------------------------------
 $  103.0  $  105.3     (2.2%)  $   .5   $  4.7    (89.4%)  $ 300.4    $  177.6     69.1% $1,619.8  $1,534.2      5.6%
    353.2     287.3     22.9     190.6    255.5    (25.4)      91.0        72.1     26.2   1,308.3   1,233.6      6.1
  -----------------             ---------------             -------------------           ------------------
    456.2     392.6     16.2     191.1    260.2    (26.6)     391.4       249.7     56.7   2,928.1   2,767.8      5.8
    139.8     106.2     31.6     171.1    220.8    (22.5)     331.7       304.8      8.8   1,271.6   1,236.0      2.9
     18.7       6.2       **        --       --       --       10.5        11.9    (11.8)     82.2      37.3       **
      2.9       3.5    (17.1)       --       .2       **       55.2        52.2      5.7      64.9      60.4      7.5
  -----------------             ---------------             -------------------           ------------------
    161.4     115.9     39.3     171.1    221.0    (22.6)     397.4       368.9      7.7   1,418.7   1,333.7      6.4
  -----------------             ---------------             -------------------           ------------------
    294.8     276.7      6.5      20.0     39.2    (49.0)      (6.0)     (119.2)      **   1,509.4   1,434.1      5.3
    113.9      91.2     24.9      15.9       --       **      710.4       (15.0)      **   1,275.0     214.0       **
  -----------------             ---------------             -------------------           ------------------
    180.9     185.5     (2.5)      4.1     39.2    (89.5)    (716.4)     (104.2)      **     234.4   1,220.1    (80.8)
     65.8      67.5     (2.5)      1.5     14.3    (89.5)    (261.2)      (53.3)      **      84.7     431.3    (80.4)
  -----------------             ---------------             -------------------           ------------------
 $  115.1  $  118.0     (2.5)   $  2.6   $ 24.9    (89.6)   $(455.2)   $  (50.9)      **     149.7     788.8    (81.0)
 ==================             ===============             ===================           ==================
                                                                                            (111.0)    (78.5)
                                                                                          ------------------
                                                                                          $   38.7  $  710.3
                                                                                          ==================
 $ 10,031  $  9,802      2.3    $  493   $  243       **    $ 5,974    $  7,791    (23.3) $117,414  $119,390     (1.7)
   13,031    10,997     18.5     3,555    3,444      3.2     35,338      31,320     12.8   167,451   159,252      5.1
      164       250    (34.4)      176      150     17.3        (88)        174       **    25,106    23,622      6.3
       --        --       --        --       --       --      7,647       9,370    (18.4)   80,125    80,428      (.4)
  -----------------             ---------------             -------------------           ------------------
 $    164  $    250    (34.4)   $  176   $  150     17.3    $ 7,559    $  9,544    (20.8) $105,231  $104,050      1.1
 ==============================================================================================================================

           Payment                    Capital                    Treasury and                 Consolidated
          Services                    Markets                 Corporate Support                  Company
 ---------------------------------------------------------------------------------------------------------------------------
                     Percent                  Percent                         Percent                      Percent
     2001      2000   Change    2001    2000   Change        2001       2000   Change      2001      2000   Change
 ---------------------------------------------------------------------------------------------------------------------------
 $  348.7  $  320.4      8.8% $ 11.0  $ 21.2    (48.1%)  $  710.9   $  539.7     31.7% $4,779.9  $4,572.8      4.5%
    901.3     793.7     13.6   632.6   829.7    (23.8)      418.8      184.1       **   3,973.6   3,618.3      9.8
  -----------------           --------------             -------------------           ------------------
  1,250.0   1,114.1     12.2   643.6   850.9    (24.4)    1,129.7      723.8     56.1   8,753.5   8,191.1      6.9
    355.2     305.6     16.2   555.0   683.6    (18.8)      979.2      930.3      5.3   3,780.8   3,730.2      1.4
     31.1      17.6     76.7      --      --       --        31.3       40.5    (22.7)    177.5     111.7     58.9
      9.7       8.0     21.3      .1      .6    (83.3)      166.0      152.3      9.0     196.6     178.6     10.1
  -----------------           --------------             -------------------           ------------------
    396.0     331.2     19.6   555.1   684.2    (18.9)    1,176.5    1,123.1      4.8   4,154.9   4,020.5      3.3
  -----------------           --------------             -------------------           ------------------
    854.0     782.9      9.1    88.5   166.7    (46.9)      (46.8)    (399.3)    88.3   4,598.6   4,170.6     10.3
    313.2     258.2     21.3    21.2      --       **       676.8      (27.4)      **   1,880.8     598.5       **
  -----------------           --------------             -------------------           ------------------
    540.8     524.7      3.1    67.3   166.7    (59.6)     (723.6)    (371.9)      **   2,717.8   3,572.1    (23.9)
    196.8     191.0      3.0    24.5    60.7    (59.6)     (300.1)    (153.7)      **     952.2   1,289.4    (26.2)
  -----------------           --------------             -------------------           ------------------
 $  344.0  $  333.7      3.1  $ 42.8  $106.0    (59.6)   $ (423.5)  $ (218.2)      **   1,765.6   2,282.7    (22.7)
 ==================           ==============             ===================           ==================
                                                                                         (754.5)   (175.8)
                                                                                       ------------------
                                                                                       $1,011.1  $2,106.9
                                                                                       ==================
 $  9,963  $  9,374      6.3  $  488  $  246     98.4    $  6,516   $  7,674    (15.1) $119,535  $116,992      2.2
   11,707    10,485     11.7   3,435   3,374      1.8      33,760     31,369      7.6   165,148   157,129      5.1
      162       187    (13.4)    166     153      8.5         (81)       209       **    24,408    23,792      2.6
       --        --       --      --      --       --       8,003      7,727      3.6    81,255    79,119      2.7
  -----------------           --------------             -------------------           ------------------
 $    162  $    187    (13.4) $  166  $  153      8.5    $  7,922   $  7,936      (.2) $105,663  $102,911      2.7
 ===========================================================================================================================


U.S. Bancorp                                                                   9

Noninterest expenses included MSR impairments of $24.7 million for the third quarter of 2001 and $34.5 million for the first nine months of 2001. The branch acquisition increased expenses during the third quarter and first nine months of 2001 by approximately 2.4 percent and 2.7 percent, compared with the same periods of a year ago. Additionally, the provision for credit losses increased $18.7 million, or 21.1 percent, during the third quarter of 2001 compared with the same period of a year ago and $71.6 million, or 28.9 percent during the first nine months of 2001. The increase reflects deterioration in nonperforming loans, higher consumer bankruptcies and economic trends impacting the business unit's loan and retail leasing portfolios.

    Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody, and Mutual Fund Services, LLC. The business segment also offers investment management services to several client segments including mutual funds, institutional customers, and private asset management. Private Client, Trust and Asset Management contributed $160.2 million of the Company's pre-tax income in the third quarter of 2001 and $474.9 million for the first nine months of 2001, a 2.9 percent and 2.0 percent decline, respectively, from the same periods of 2000. Growth in net interest income in the third quarter and first nine months of 2001 compared with the same periods of 2000, was driven by core loan and deposit growth partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income declined during the third quarter and for the first nine months of 2001 compared with a year ago primarily due to lower trust and investment management fees being adversely affected by the current capital markets conditions. Noninterest expense decreased 1.9 percent and .6 percent in the third quarter and first nine months of 2001 from the same periods of 2000. Cost savings related to integration activities primarily drove the decline in noninterest expense.

    Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $180.9 million of the Company's pre-tax income in the third quarter of 2001, a 2.5 percent decline from the third quarter of 2000. For the nine months ended September 30, 2001, the business unit contributed $540.8 million, representing a 3.1 percent increase over the same period of 2000. The business unit's financial results were, in part, driven by an increase in the provision for credit losses and the impact of the NOVA acquisition completed during the third quarter of 2001. The line of business generated operating income of $294.8 million in the third quarter of 2001 and $854.0 million in the first nine months of the year, a 6.5 percent and 9.1 percent increase from the same periods of 2000. Total revenue growth was 16.2 percent and 12.2 percent for the third quarter and first nine months respectively. Third quarter 2001 growth was primarily driven by the impact of the NOVA acquisition. Total revenue growth for Payment Services, excluding the NOVA acquisition, was approximately 2.3 percent and 7.3 percent for the third quarter and first nine months of 2001, respectively. Total revenue growth was partially offset by an increase in noninterest expense (39.3 percent for the third quarter and 19.6 percent for the first nine months of 2001), primarily driven by the NOVA acquisition. Excluding the impact of the NOVA acquisition, noninterest expenses for the division were essentially flat relative to a year ago. Additionally, the provision for credit losses increased $22.7 million, or
24.9 percent, during the third quarter of 2001 compared with the same period of a year ago and $55.0 million, or 21.3 percent during the first nine months of 2001. The increase in provision reflects deterioration in delinquencies, higher bankruptcies and credit losses in the credit card portfolio and the economic slowdown impacting consumers.

    Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of brokerage offices. Capital Markets contributed $4.1 million of the Company's pre-tax income in the third quarter and $67.3 million for the first nine months of 2001, compared with $39.2 million and $166.7 million, respectively, for the third quarter and first nine months of 2000. The unfavorable variances in pre-tax income from the third quarter of 2000 were due to significant decreases in fees related to trading, investment product fees and commissions and investment banking revenues reflecting the recent adverse capital markets conditions. In response to significant changes in the securities markets including increased volatility, changes in equity valuations, a slow-down in the market for new and secondary issuances of equity and the increasingly competitive environment for the industry, U.S. Bancorp Piper Jaffray began restructuring its operations during 2001. Additionally, in June 2001, the Company decided

 10                                                                 U.S. Bancorp
to discontinue its U.S. Bancorp Libra operations, a business unit that specializes in underwriting and trading high-yield debt and mezzanine securities. These restructuring activities are expected to improve operating efficiency of the business unit by removing excess capacity from the product distribution system and brokerage operations.

    Treasury and Corporate Support includes the Company's investment and residential mortgage portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to loan and deposit balances, and the change in residual allocations associated with the provision for loan losses. It also includes business activities managed on a corporate basis, including income and expense of enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded pre-tax losses of $716.4 million in the third quarter of 2001 and $723.6 million in the first nine months of 2001, compared to losses of $104.2 million in the third quarter of 2000 and $371.9 million in the first nine months of 2000. The decline was driven by an increase in the provision for credit losses and certain asset write-downs taken by the Company. During the third quarter, total revenue was $391.4 million compared with $249.7 million a year ago. The $141.7 million increase was primarily due to an increase in average investments from a year ago related to net purchases during the first nine months of 2001 and the benefit of declining interest rates given the existing interest rate risk management position. Included in the third quarter 2001 were $59.8 million of securities gains compared with $1.1 million in the third quarter of 2000. Noninterest expenses were $397.4 million in the third quarter of 2001 compared with $368.9 million for the same period of 2000. The increase of $28.5 million from third quarter of 2000 was primarily due to business growth. Noninterest expenses for the nine months ended September 30, 2001 were $1,176.5 million compared with $1,123.1 million for the first nine months of 2000. The increase of $53.4 million was primarily related to $36.8 million of partnership and equity investment losses recognized in the first nine months of 2001. Provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units (based on net chargeoffs for the accounting period) and the Company's recorded provision determined in accordance with generally accepted accounting principles in the United States. Provision for credit losses for the nine months ended September 30, 2001 was $676.8 million compared with a net recovery of $27.4 million in 2000. The change in the provision reflects the Company's decision in the third quarter of 2001 to recognize an incremental provision for credit losses in light of recent events, declining economic conditions and deterioration in the credit quality of the loan portfolios from a year ago. Refer to "Corporate Risk Profile" for further information on provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Third quarter net interest income on a taxable-equivalent basis was $1,619.8 million, compared with $1,534.2 million recorded in the third quarter of 2000. Year-to-date net interest income on a taxable-equivalent basis was $4,779.9 million, compared with $4,572.8 million for the first nine months of 2000. The third quarter and year-to-date average earning assets increased $4.1 billion or 2.9 percent, and $5.5 billion or 4.0 percent, over the comparable periods of 2000. These increases were primarily driven by increases in the investment portfolio, core commercial and retail loan growth, and the impact of acquisitions. This growth is partially offset by a $2.3 billion decline in lower margin residential mortgages and a $1.8 billion reduction related to transfers of low margin, higher quality, commercial loans to Stellar Funding Group, Inc. ("loan conduit"). The net interest margin in the third quarter of 2001 was 4.42 percent, compared with 4.32 percent in the third quarter of 2000 while the year-to-date net interest margin increased from 4.38 percent in 2000 to 4.40 percent in 2001. The improvement in the net interest margin reflects the funding benefit of the declining rate environment and improving spreads due to product re-pricing dynamics and loan conduit activities, offset by the first quarter 2001 sale of the high loan-to-value home equity and indirect automobile portfolios and lower yields on the investment portfolio. Total average loans for the third quarter of 2001 were $2.0 billion lower, or 1.7 percent, than the third quarter of 2000 and year-to-date average loans were $2.5 billion higher, or 2.2 percent, than the first nine months of 2000. Year-over-year loan growth was impacted by several management actions, including the first quarter of 2001 sale of the home equity and indirect automobile loan portfolios, recent acquisitions, branch divestitures, and transfers of short-term, high quality, commercial loans to the loan conduit. In addition, the Company continued to reduce its lower margin residential

U.S. Bancorp                                                                  11
mortgage portfolio. Excluding residential mortgage loans, average loans for the third quarter were higher by $361 million, or .3 percent, than the third quarter of 2000.

    Investment securities at September 30, 2001, were $8.9 billion more than at September 30, 2000, and $4.5 billion higher than at June 30, 2001, reflecting net purchases of securities. Average investment securities for the third quarter and first nine months of 2001 were $5.9 billion higher (35.0 percent) and $3.3 billion higher (18.7 percent), respectively, than the same periods of 2000.

    Average noninterest-bearing deposits in the third quarter of 2001 were higher than the third quarter of 2000 by $1.5 billion, or 6.3 percent. Average interest-bearing deposits declined by $303 million, or .4 percent, from the third quarter of 2000. Growth in average interest checking and money market deposits was more than offset by reductions in the average balances of higher cost savings and time deposits. The reduction in savings certificates and time deposits primarily reflects pricing decisions during the declining rate environment.

PROVISION FOR CREDIT LOSSES The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management. During the third quarter of 2001, the provision was $1,289.3 million, compared with $214.0 million for the third quarter of 2000. Included in the provision for credit losses for the third quarter of 2001 is an incremental provision of approximately $1,025 million and a merger-related provision of $14.3 million related to the restructuring of an existing co-branding relationship of USBM. The restructuring included the release of certain credit quality indemnifications from the original contract. Excluding the merger-related provision, the provision for credit losses increased $1,061.0 million from a year ago. The provision for credit losses in the first nine months of 2001 was $2,263.0 million, an increase of $1,664.5 million from $598.5 million in the same period of 2000. Included in the provision for credit losses for the first nine months of 2001 were merger-related provisions totaling $382.2 million consisting of: a $90.0 million charge to align risk management practices, align chargeoff policies and to expedite the transition out of a specific segment of the health care industry not meeting the risk appetite of the combined company; a $76.6 million provision for losses related to the sale of high loan-to-value home equity loans and the indirect automobile loan portfolio of USBM; a $201.3 million provision associated with management's decision to discontinue an unsecured small business product of USBM; and a $14.3 million charge related to restructuring the co-branding relationship. Excluding the merger and restructuring-related provision of $382.2 million, the provision for credit losses for the first nine months of 2001 increased by $1,282.3 million over the first nine months of 2000 primarily due to a $1,025.0 million incremental provision recognized in the third quarter of 2001 and a $160.0 million charge during the first quarter of 2001


     TABLE 4
         ANALYSIS OF NET INTEREST INCOME

                                                                 Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                --------------------------------------------
(Dollars in Millions)                                             2001          2000        2001        2000
------------------------------------------------------------------------------------------------------------
Components of net interest income
   Income on earning assets.................................    $2,729.1    $3,114.8    $8,610.2    $8,978.2
   Expenses on interest-bearing liabilities.................     1,109.3     1,580.6     3,830.3     4,405.4
                                                                --------------------------------------------
Net interest income (taxable-equivalent basis)..............    $1,619.8    $1,534.2    $4,779.9    $4,572.8
                                                                ============================================
Net interest income, as reported............................    $1,609.1    $1,513.0    $4,773.9    $4,508.1
                                                                ============================================
Average yields and rates paid (taxable-equivalent basis)
   Earning assets yield.....................................        7.44%       8.76%       7.93%       8.59%
   Rate paid on interest-bearing liabilities................        3.67        5.38        4.28        5.11
                                                                --------------------------------------------
Gross interest margin.......................................        3.77%       3.38%       3.65%       3.48%
                                                                ============================================
Net interest margin.........................................        4.42%       4.32%       4.40%       4.38%
                                                                ============================================
Average balances
   Investment securities....................................    $ 22,951    $ 17,005    $ 20,712    $ 17,448
   Loans....................................................     117,414     119,390     119,535     116,992
   Earning assets...........................................     145,828     141,684     145,001     139,470
   Interest-bearing liabilities.............................     119,933     117,009     119,626     115,124
   Net free funds*..........................................      25,895      24,675      25,375      24,346
============================================================================================================

*Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

 12                                                                 U.S. Bancorp

     TABLE 5
         NONINTEREST INCOME

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                -----------------------------------------------
(Dollars in Millions)                                             2001          2000           2001        2000
---------------------------------------------------------------------------------------------------------------
Credit card fee revenue.....................................    $  192.2    $  208.2       $  588.9    $  569.0
Merchant and ATM processing revenue.........................       138.5        53.0          252.1       158.4
Trust and investment management fees........................       226.2       231.1          679.2       692.4
Deposit service charges.....................................       168.7       144.3          491.9       405.7
Cash management fees........................................        89.7        74.7          251.4       220.6
Mortgage banking revenue....................................        60.3        44.7          165.5       135.5
Trading account profits and commissions.....................        43.6        50.9          171.3       196.0
Investment products fees and commissions....................       108.0       107.8          347.9       357.7
Investment banking revenue..................................        56.9       100.6          188.2       267.5
Insurance product revenue...................................        42.5        37.4          123.4       104.0
Commercial product revenue..................................        96.2        86.0          266.1       219.2
Retail product revenue......................................       (17.2)       17.9           20.8        54.3
Securities gains, net.......................................        59.8         1.1          307.1         1.1
Other.......................................................        42.9        75.9          119.8       236.9
                                                                -----------------------------------------------
   Total operating noninterest income.......................     1,308.3     1,233.6        3,973.6     3,618.3
Merger and restructuring-related gains......................          --          --           62.2          --
                                                                -----------------------------------------------
   Total noninterest income.................................    $1,308.3    $1,233.6       $4,035.8    $3,618.3
===============================================================================================================

in connection with an accelerated workout strategy. The additional provision for credit losses were taken after extensive reviews of the Company's commercial portfolio in light of recent world events, declining economic conditions, and company-specific trends. This action recognized an increasing probability that the current economic slowdown will accelerate or be more prolonged as a result of recent events.

    Refer to "Corporate Risk Profile" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

NONINTEREST INCOME Third quarter 2001 noninterest income was $1,308.3 million, an increase of $74.7 million from the third quarter of 2000. For the nine months ended September 30, 2001, noninterest income was $4,035.8 million compared with $3,618.3 million in 2000. During the first nine months, noninterest income included $62.2 million of merger and restructuring-related gains in connection with the sale of 14 branches representing $771 million in deposits. Year-to-date noninterest income, excluding merger and restructuring-related items, was $3,973.6 million, an increase of $355.3 million, or 9.8 percent, from $3,618.3 million in the first nine months of 2000.

    Noninterest income during the third quarter and first nine months of 2001 included $59.8 million and $307.1 million, respectively, of gains related to the sale of investment securities and principal-only residuals. The first nine months of 2000 included a total of $46.9 million of securities gains and gains associated with the disposal of two office buildings. Excluding the impact of securities gains, merger and restructuring-related items and the building gains, noninterest income increased in the third quarter and for the first nine months of 2001 by $16.0 million, or 1.3 percent, and $68.3 million, or 1.4 percent, respectively, compared with the same periods of 2000. Credit card fee revenue declined $16.0 million, or 7.7 percent, in the third quarter of 2001 and increased $19.9 million, or 3.5 percent, in first nine months of 2001 over the same periods of 2000. The decline during the third quarter of 2001 is primarily due to lower corporate, purchasing and retail card transaction volumes that, in part, reflects lower charge volumes during the last three weeks of September. Merchant and ATM processing revenue was higher in the third quarter and first nine months of 2001 over the same period of 2000 by $85.5 million, or 161.3 percent, and $93.7 million, or 59.2 percent, principally due to the NOVA acquisition. Deposit service charges, commercial product revenue, cash management fees, and mortgage banking revenue improved $65.2 million (18.6 percent) in the third quarter and $193.9 million (19.8 percent) for the first nine months of 2001 over the same periods of 2000. The increase in deposit service charges was primarily due to the alignment and re-design of products and features following the Firstar/USBM merger and pricing enhancements during 2000. The increase in cash management fees and commercial product revenue was primarily driven by growth in core business, the impact of fees generated by the loan conduit, and product fee enhancements during 2000. Mortgage banking revenue

U.S. Bancorp                                                                  13

     TABLE 6
         NONINTEREST EXPENSE

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                -----------------------------------------------
(Dollars in Millions)                                             2001          2000           2001        2000
---------------------------------------------------------------------------------------------------------------
Salaries....................................................    $  580.3    $  602.4       $1,741.3    $1,833.4
Employee benefits...........................................        85.4        89.4          284.2       301.6
Net occupancy...............................................       102.5        99.8          314.0       292.7
Furniture and equipment.....................................        74.9        79.6          226.7       232.0
Professional services.......................................        23.6        28.0           84.8        80.2
Advertising and marketing...................................        28.3        33.4           93.3        94.8
Travel and entertainment....................................        19.5        25.7           69.2        77.0
Software....................................................        33.9        27.5           97.2        81.6
Data processing.............................................        17.6        37.2           58.9       108.1
Communication...............................................        49.4        35.7          138.4       103.1
Postage.....................................................        44.7        43.1          135.4       130.3
Printing....................................................        17.8        20.7           57.2        64.5
Goodwill....................................................        64.9        60.4          196.6       178.6
Other intangible assets.....................................        82.2        37.3          177.5       111.7
Other.......................................................       193.7       113.5          480.2       330.9
                                                                -----------------------------------------------
   Total operating noninterest expense......................     1,418.7     1,333.7        4,154.9     4,020.5
Merger and restructuring-related charges....................       148.8       117.7          805.8       264.6
                                                                -----------------------------------------------
   Total noninterest expense................................    $1,567.5    $1,451.4       $4,960.7    $4,285.1
                                                                ===============================================
Efficiency ratio*...........................................        54.6%       52.5%          58.3%       52.3%
Efficiency ratio, before merger and restructuring-related
 items......................................................        49.5        48.2           49.2        49.1
Banking efficiency ratio, before merger and
 restructuring-related items**..............................        45.7        42.8           44.7        44.1
===============================================================================================================

 *Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

**Without investment banking and brokerage activity.

increased in the third quarter of 2001 compared with the third quarter of 2000 due to increases in origination and sales fees and loan servicing revenue, partially offset by a decrease in gain on sale of servicing rights. Partially offsetting the increases in these items year-over-year was a reduction in capital markets revenues (primarily U.S. Bancorp Piper Jaffray and U.S. Bancorp Libra) and trust and investment management fees of $127.0 million (8.4 percent). Declines in capital markets revenues and asset management fees reflected the adverse market conditions since late 2000. Other income, including insurance and retail product revenues, declined $63.0 million for the third quarter and $131.2 million for the first nine months from a year ago. The decline in other revenue primarily reflected growth in insurance fees offset by a $36.0 million impairment of commercial and retail leasing residuals in the third quarter of 2001 and a decline in the level of gains on equity investments compared with the third quarter of 2000. Lower other income for the nine months ended September 30, 2001, also reflected a decline in building gains of $45.8 million from a year ago.

NONINTEREST EXPENSE Third quarter 2001 noninterest expense was $1,567.5 million, an increase of $116.1 million, or 8.0 percent, from the third quarter of 2000. During the third quarter of 2001, noninterest expense included $148.8 of merger and restructuring-related charges compared with $117.7 million in the third quarter of 2000. Year-to-date noninterest expense was $4,960.7 million, an increase of $675.6 million, or 15.8 percent, from the first nine months of 2000. Year-to-date noninterest expense included $805.8 million of merger and restructuring-related charges compared with $264.6 million for the same period of 2000.

    Third quarter 2001 noninterest expense, excluding merger and restructuring-related charges, totaled $1,418.7 million, an increase of $85.0 million, or 6.4 percent, from the third quarter of 2000. During the first nine months of 2001, noninterest expense, excluding merger and restructuring-related charges, totaled $4,154.9 million, an increase of $134.4 million, or 3.3 percent, from the first nine months of 2000. The third quarter increase in noninterest expense, on an operating basis, was primarily the result of core business growth and approximately $85 million related to recent acquisitions, including NOVA, Scripps Financial Corporation, Lyon Financial Service, Inc. and 41 branches in Tennessee, $24.7 million of MSR impairment related to the declining rate environment, and asset write-downs of $14.0 million of commercial leasing partnerships and repossessed tractor/trailer

 14                                                                 U.S. Bancorp
property. These items were partially offset by cost savings related to merger integration and restructuring activities and a reduction in expenses related to capital markets activity. The increase in noninterest expenses, on an operating basis, for the nine months ended September 30, 2001 was primarily the result of the impact of the NOVA acquisition, the MSR impairment and the asset write-downs. The increase was partially offset by integration cost savings and a reduction in expenses related to capital markets activity. Net occupancy, goodwill and other intangible expenses increased primarily due to the NOVA acquisition and the purchase of 41 branches in Tennessee completed in the fourth quarter of 2000.

    In the third quarter of 2001, merger and restructuring-related items were $163.1 million, including $148.8 million of noninterest expenses and a $14.3 million charge to the provision for credit losses. The total merger and restructuring items consisted of $139.9 million of expenses associated with the merger of Firstar and USBM, $17.6 million of restructuring expenses for U.S. Bancorp Piper Jaffray and $5.7 million for other recent acquisitions. Other acquisitions primarily represent NOVA, Mercantile Bancorporation, the Tennessee branch purchase and Scripps Financial Corporation.

    With respect to the Firstar/USBM merger, the $139.9 million of merger and restructuring-related charges included $51.9 million to restructure a co-branding relationship of USBM. The restructuring charge primarily consisted of a $14.3 million provision for credit losses related to the release of certain credit quality indemnifications in the original contract and $35.7 million for the impairment of intangibles. Merger and restructuring-related charges also included $22.5 million of severance and employee-related costs, $4.6 million of building and equipment costs, $51.9 million of conversion and integration costs, and $9.0 million of other restructuring expenses. Total merger and restructuring-related charges associated with the Firstar and USBM merger are expected to reach $1,400.5 million, exceeding the original estimate of $800 million by $600.5 million. The majority of the increase is due to risk management policy conformance, the restructuring of the credit portfolio and discontinuing products or exiting businesses that do not correspond with the newly combined Company's strategic direction. These actions were not anticipated at the time the merger was announced. The actions are expected, however, to reduce the overall risk profile of the Company, as well as lead to higher cost savings than originally anticipated. In response to significant changes in the securities market during the past nine months and the increasingly competitive environment for the industry, U.S. Bancorp Piper Jaffray is restructuring its operations. The restructuring is expected to improve the operating efficiency of the business by removing the excess capacity from the product distribution system and by implementing new, more effective operating models. Of the estimated $45.6 million of restructuring expense to be incurred, $17.6 million and $45.6 million was expensed in the third quarter of 2001 and the first nine months of 2001, respectively. In connection with the acquisition of NOVA, the Company anticipates total merger and restructuring-related charges of $100 million to be incurred primarily in late 2001 and 2002.

INCOME TAX EXPENSE The provision for income taxes was $21.9 million (an effective rate of 33.1 percent) for the third quarter of 2001 and $534.9 million (an effective rate of 34.6 percent) for the first nine months of 2001, compared with $370.9 million (an effective rate of 34.3 percent) and $1,135.9 million (an effective rate of 35.0 percent) for the same periods of 2000. On an operating basis (excluding impact of merger and restructuring items), the provision for income taxes was $74.0 million (an effective rate of 31.6 percent) in the third quarter of 2001 and $906.2 million (an effective rate of 33.3 percent) for the first nine months of 2001, compared with $410.1 million (an effective rate of 33.6 percent) and $1,224.7 million (an effective rate of 34.3 percent) for the same periods of 2000.

BALANCE SHEET ANALYSIS

LOANS The Company's loan portfolio was $114.6 billion at September 30, 2001, a decrease of $7.8 billion from $122.4 billion at December 31, 2000. Commercial loans, including lease financing, totaled $47.3 billion at September 30, 2001, a decline of $5.5 billion (10.4 percent) from year-end 2000. This change in commercial loans reflects the impact of equipment lease acquisitions offset by the Company's transfer of $4.8 billion of short term, high quality, low yielding, commercial loans into the loan conduit in the first nine months of 2001 and the second quarter transfer of $680 million in unsecured small business product to loans held for sale. The Company's portfolio of commercial real estate mortgages and construction loans was $25.5 billion at September 30, 2001, a decline of $908 million from December 31, 2000. Residential mortgages, held in the loan portfolio, continued to decline in the third quarter of 2001, decreasing to $6.3 billion at September 30, 2001, from $7.8 billion at December 31, 2000. The decline reflected management's decision to reduce portfolio balances in this loan

U.S. Bancorp                                                                  15
category. Total retail loan outstandings, which includes credit card, retail leasing, home equity and other retail loans, increased $142 million to $35.5 billion at September 30, 2001, from $35.4 billion at December 31, 2000.

LOANS HELD FOR SALE At September 30, 2001, loans held for sale, primarily comprising an unsecured small business product and residential mortgage loans to be sold in the secondary markets, were $2.4 billion compared with $764 million at December 31, 2000. The increase reflected the surge in residential mortgage production volume in 2001 due to declining interest rates as well as the second quarter transfer of approximately $680 million of unsecured small business loans of the USBM. As part of realigning its small business products, management has decided to discontinue this specific product offering. Residential mortgage production increased to $3.9 billion in the third quarter 2001 compared with $1.8 billion in the fourth quarter of 2000.

SECURITIES At September 30, 2001, investment securities, both available-for-sale and held-to-maturity, totaled $25.6 billion, compared with $17.6 billion at December 31, 2000, primarily reflecting net purchases of available-for-sale securities. During the first nine months, the Company has sold $18.5 billion of securities and purchased $28.5 billion of investment securities. Securities sold in the third quarter primarily represented tax exempt municipal securities.

DEPOSITS Total deposits were $103.8 billion at September 30, 2001, down $5.7 billion (5.2 percent) from December 31, 2000. Noninterest-bearing deposits were $27.1 billion at September 30, 2001, compared with $26.6 billion at December 31, 2000. Interest-bearing deposits, including time deposits greater than $100,000, totaled $76.7 billion at September 30, 2001, compared with $82.9 billion at December 31, 2000. The increase in noninterest-bearing deposit balances was primarily attributable to core business growth offset somewhat by branch divestitures. The change in interest-bearing deposits was primarily due to the impact of branch divestitures and pricing decisions related to savings certificates within the Company's markets and lower foreign deposits.

BORROWINGS Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $12.6 billion at September 30, 2001, up from $11.8 billion at year-end 2000. The slight increase reflected funding requirements associated with investment portfolio purchases and a reduction in foreign deposits. Long-term debt was $26.9 billion at September 30, 2001, up from $21.9 billion at December 31, 2000. The increase reflected the issuance of $1.5 billion of fixed-rate subordinated notes and $1.1 billion of senior contingent convertible debt as well as funding decisions given the declining rate environment during the year.

CORPORATE RISK PROFILE

CREDIT MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans including specialized lending categories such as mortgage banking, real estate construction and consumer credit. The strategy also emphasizes diversification on both a geographic and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the Company's commercial lenders generally focus on middle market companies within their regions. The Company utilizes a credit risk rating system in order to measure the credit quality of individual commercial loan transactions. The risk rating system is intended to identify and measure the credit quality of lending relationships. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in nonlending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans.

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

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                -----------------------------------------------
(Dollars in Millions)                                             2001          2000           2001        2000
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period..............................    $1,715.7    $1,757.0       $1,786.9    $1,710.3
CHARGE-OFFS
   Commercial
      Commercial............................................       323.8        79.9          693.2       228.0
      Lease financing.......................................        84.9         5.6          129.3        15.9
                                                                -----------------------------------------------
         Total commercial...................................       408.7        85.5          822.5       243.9
   Commercial real estate
      Commercial mortgages..................................         8.7         1.8           44.2         7.5
      Construction and development..........................         3.4         6.1            7.5         6.2
                                                                -----------------------------------------------
         Total commercial real estate.......................        12.1         7.9           51.7        13.7
   Residential mortgages....................................         4.5         3.0           12.7        10.6
   Retail
      Credit card...........................................        77.1        58.2          216.3       173.5
      Retail leasing........................................         8.2         4.2           23.3         9.5
      Other retail..........................................       110.1        94.1          320.7       281.4
                                                                -----------------------------------------------
         Total retail.......................................       195.4       156.5          560.3       464.4
                                                                -----------------------------------------------
            Total charge-offs...............................       620.7       252.9        1,447.2       732.6
RECOVERIES
   Commercial
      Commercial............................................        16.6        11.0           40.2        41.2
      Lease financing.......................................         6.7          .8           22.4         2.4
                                                                -----------------------------------------------
         Total commercial...................................        23.3        11.8           62.6        43.6
   Commercial real estate
      Commercial mortgages..................................         1.8         1.1            9.0         9.3
      Construction and development..........................          --          .3             .8         2.4
                                                                -----------------------------------------------
         Total commercial real estate.......................         1.8         1.4            9.8        11.7
   Residential mortgages....................................          .9          .7            2.6         1.2
   Retail
      Credit card...........................................         5.6         5.8           18.5        19.6
      Retail leasing........................................         1.1          .5            3.0         1.3
      Other retail..........................................        24.7        18.8           70.0        59.3
                                                                -----------------------------------------------
         Total retail.......................................        31.4        25.1           91.5        80.2
                                                                -----------------------------------------------
            Total recoveries................................        57.4        39.0          166.5       136.7
NET CHARGE-OFFS
   Commercial
      Commercial............................................       307.2        68.9          653.0       186.8
      Lease financing.......................................        78.2         4.8          106.9        13.5
                                                                -----------------------------------------------
         Total commercial...................................       385.4        73.7          759.9       200.3
   Commercial real estate
      Commercial mortgages..................................         6.9          .7           35.2        (1.8)
      Construction and development..........................         3.4         5.8            6.7         3.8
                                                                -----------------------------------------------
         Total commercial real estate.......................        10.3         6.5           41.9         2.0
   Residential mortgages....................................         3.6         2.3           10.1         9.4
   Retail
      Credit card...........................................        71.5        52.4          197.8       153.9
      Retail leasing........................................         7.1         3.7           20.3         8.2
      Other retail..........................................        85.4        75.3          250.7       222.1
                                                                -----------------------------------------------
         Total retail.......................................       164.0       131.4          468.8       384.2
                                                                -----------------------------------------------
            Total net charge-offs...........................       563.3       213.9        1,280.7       595.9
                                                                -----------------------------------------------
Provision for credit losses.................................     1,289.3       214.0        2,263.0       598.5
Losses from loan sales/transfers............................        (1.3)         --         (329.3)         --
Acquisitions and other changes..............................        17.6        19.5           18.1        63.7
                                                                -----------------------------------------------
Balance at end of period....................................    $2,458.0    $1,776.6       $2,458.0    $1,776.6
                                                                ===============================================
Allowance as a percentage of:
   Period-end loans.........................................        2.15%       1.46%
   Nonperforming loans......................................         243         267
   Nonperforming assets.....................................         217         240
   Annualized net charge-offs...............................         110         209
===============================================================================================================


U.S. Bancorp                                                                  17
deteriorate. Large corporate and middle-market commercial businesses have announced or continue to implement restructuring activities in an effort to improve operating margins. The stagnant economic growth is evidenced by the Federal Reserve Board's recent actions during late 2000 and 2001 to stimulate economic growth through a series of interest rate reductions. In response to declining economic conditions, company-specific portfolio trends, and the Firstar/USBM merger, the Company undertook an extensive review of its commercial and consumer loan portfolios in early 2001. As a result of this review, the Company initiated several actions during the first six months of 2001 including aligning the risk management practices and chargeoff policies of the companies, restructuring a specific segment of its healthcare portfolio, selling certain consumer loan portfolios of USBM and discontinuing an unsecured small business product that does not align with the product offerings of the combined company. The Company also implemented an accelerated loan workout strategy for certain commercial credits. By the end of the second quarter of 2001, economic stimulus by the Federal Reserve Board as well as management's actions appeared to have reduced the rate of credit quality deterioration. However, recent events during the third quarter of 2001 have resulted in an increasing probability that the current economic slowdown will accelerate or be more prolonged than previously estimated by management. As a result, the Company conducted an additional review of its credit portfolios and recognized the need to address the impact that these events are expected to have on its credit portfolios. As a result, the Company recorded an incremental provision for credit losses of approximately $1,025 million in the third quarter of 2001. The impact of these actions is discussed throughout the following sections.

ANALYSIS OF NET CHARGE-OFFS Total net loan charge-offs were $563.3 million and $1,280.7 million in the third quarter and first nine months of 2001, respectively, compared with $213.9 million and $595.9 in the same periods of 2000. The increase in net charge-offs for the quarter compared with third quarter of 2000 is primarily due to $313.2 million of commercial charge-offs related to specific events or credit initiatives taken by management during the third quarter. The increase in year-to-date net charge-offs of $684.8 million was due to deterioration in economic conditions affecting the commercial loan portfolio, actions taken by the Company during the first nine months of 2001, and an increase in credit card net charge-offs. Also, included in year-to-date net charge-offs are $90.0 million of write-offs to conform risk management practices, align charge-off policies and expedite the transition out a specific segment of the health care portfolio not meeting the risk profile of the combined company.

    Commercial and commercial real estate loan net charge-offs were $395.7 million for the third quarter of 2001, or 2.07 percent of average loans outstanding, compared with $80.2 million, or .40 percent, of average loans outstanding, in the third quarter of 2000. Approximately $313.2 million of the increase in charge-offs reflected several factors including: a large cattle


     TABLE 8
         NET CHARGE-OFFS AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,            September 30,
                                                                -------------------------------------------
                                                                  2001         2000       2001         2000
-----------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................     2.79%         .59%       1.92%         .55%
   Lease financing..........................................     5.24          .43        2.44          .43
                                                                -------------------------------------------
      Total commercial......................................     3.08          .57        1.98          .54
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................      .14          .01         .25         (.01)
   Construction and development.............................      .19          .33         .12          .07
                                                                -------------------------------------------
      Total commercial real estate..........................      .16          .10         .21          .01

RESIDENTIAL MORTGAGES.......................................      .22          .10         .19          .13
RETAIL
   Credit card..............................................     4.97         4.16        4.67         4.23
   Retail leasing...........................................      .61          .43         .61          .38
   Other retail.............................................     1.37         1.22        1.35         1.22
                                                                -------------------------------------------
     Total retail...........................................     1.85         1.58        1.80         1.60
                                                                -------------------------------------------
       Total loans..........................................     1.90%         .71%       1.43%         .68%
===========================================================================================================


 18                                                                 U.S. Bancorp

     TABLE 9
         NONPERFORMING ASSETS*

                                                                September 30,    December 31,
(Dollars in Millions)                                                    2001            2000
---------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................    $       580.8    $      470.4
   Lease financing..........................................            136.6            70.5
                                                                -----------------------------
      Total commercial......................................            717.4           540.9
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................            124.7           105.5
   Construction and development.............................             55.5            38.2
                                                                -----------------------------
      Total commercial real estate..........................            180.2           143.7
RESIDENTIAL MORTGAGES.......................................             76.7            56.9
RETAIL
   Credit card..............................................               --             8.8
   Retail leasing...........................................              5.3              --
   Other retail.............................................             31.7            15.0
                                                                -----------------------------
      Total retail..........................................             37.0            23.8
                                                                -----------------------------
            Total nonperforming loans.......................          1,011.3           765.3
OTHER REAL ESTATE...........................................             55.4            61.1
OTHER ASSETS................................................             65.7            40.6
                                                                -----------------------------
            Total nonperforming assets......................    $     1,132.4    $      867.0
                                                                -----------------------------
Accruing loans 90 days or more past due**...................    $       483.8    $      385.2
Nonperforming loans to total loans..........................              .88%            .63%
Nonperforming assets to total loans plus other real
 estate.....................................................              .99             .71
=============================================================================================

DELINQUENT LOAN RATIOS***
                                                                September 30,    December 31,
90 days or more past due                                                 2001            2000
---------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................             1.60%           1.11%
   Lease financing..........................................             2.83            1.24
                                                                -----------------------------
      Total commercial......................................             1.76            1.13
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................              .73             .61
   Construction and development.............................             1.32             .57
                                                                -----------------------------
      Total commercial real estate..........................              .88             .60
RESIDENTIAL MORTGAGES.......................................             2.07            1.49
RETAIL
   Credit card..............................................             2.08            1.85
   Retail leasing...........................................              .25             .20
   Other retail.............................................              .71             .64
                                                                -----------------------------
      Total retail..........................................              .87             .79
                                                                -----------------------------
            Total...........................................             1.31%            .94%
=============================================================================================

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

fraud, recent collateral deterioration specific to transportation equipment caused by the impact of fuel prices and the economy, further deterioration in the manufacturing, communications and technology sectors and specific management decisions to accelerate its workout strategy for certain borrowers. Commercial and commercial real estate loan net charge-offs for the first nine months of 2001 were $801.8 million, or 1.38 percent of average loans outstanding, compared with $202.3 million, or .36 percent, of average loans outstanding for the first nine months of 2000. In addition to specific actions taken in the third quarter,

U.S. Bancorp                                                                  19
commercial and commercial real estate loan net charge-offs for the first nine months of 2001 included $255.0 million in merger and restructuring-related charge-offs and $160.0 million of charge-offs associated with accelerated loan workout strategy announced in the first quarter.

    Retail loan net charge-offs of $164.0 million in the third quarter of 2001 were higher than the same period of 2000 by $32.6 million, or 24.8 percent. For the nine months ended September 30, 2001, retail loan net charge-offs of $468.8 million were higher by $84.6 million, or 22.0 percent, than the same period of 2000. Included in the first quarter of 2001 net retail charge-offs were $21.3 million of charge-offs associated with portfolios sold at the end of the quarter. Retail loan net charge-offs as a percent of average loans outstanding were 1.85 percent in the third quarter and 1.80 percent in the first nine months of 2001, compared with 1.58 percent and 1.60 percent in the third quarter and first nine months of 2000, respectively. The increase in retail chargeoffs during the third quarter and the first nine months of 2001 was primarily due to higher bankruptcies and consumer delinquencies, reflecting the continuing downturn in economic conditions.

    In assessing the impacts of specific events and credit initiatives, management attempts to determine the level of net chargeoffs on a "normalized" basis. Excluding net chargeoffs associated with specific events or credit initiatives, management estimates that normalized net chargeoffs would be approximately $250.1 million during the third quarter of 2001. Given the increasing probability that the current economic slowdown will accelerate or be more prolonged by recent events, there is still significant uncertainty as to the level and timing of commercial charge-offs over the next several quarters.

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets at September 30, 2001, totaled $1,132.4 million, compared with $867.0 million at December 31, 2000. The $265.4 million increase in nonperforming assets from December 31, 2000, to September 30, 2001, was primarily due to merger and restructuring-related and risk management actions taken during the year, credits being reduced to secondary market valuations and placed on nonperforming status, and continuing stress in sectors of the economy, particularly in manufacturing, automobile and transportation. The increase was partially offset by the disposition of nonperforming assets identified as part of the Company's accelerated workout program in the first quarter of 2001 and commercial charge-offs taken during the third quarter of 2001. The ratio of nonperforming assets to loans and other real estate owned was .99 percent at September 30, 2001, compared with .71 percent at December 31, 2000. Given continued economic stress in various industry sectors, the Company may experience higher levels of nonperforming assets during the next several quarters.

    Accruing loans 90 days or more past due at September 30, 2001, totaled $483.8 million, compared with $385.2 million at December 31, 2000. These loans were not included in nonperforming assets because they were secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or be returned to current status. Retail loans 30 to 89 days past due were 1.99 percent of the retail loan portfolio at September 30, 2001, compared with 2.02 percent at December 31, 2000. The percentage of retail loans 90 days or more past due was .87 percent of total retail loans at September 30, 2001, compared with .79 percent at December 31, 2000.

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

    The allowance for credit losses was $2,458.0 million at September 30, 2001, $671.1 million higher than the allowance for credit losses of $1,786.9 million at December 31, 2000. Several factors impacted the allowance for credit losses during the first nine months of 2001 including merger and restructuring-related credit actions, management's extensive review of the commercial loans portfolio in light of current economic conditions, risk rating changes by regulators of shared national credits agented by other banks, Company-specific portfolio trends, and the transfer of the unsecured small business line of credit portfolio to loans held for sale. During the third quarter of 2001, the Company recognized an incremental provision for credit losses to strengthen allowance coverage ratios. This action recognizes an increasing probability that the current economic slowdown will accelerate or be more prolonged as a result of recent events. This action also reflects increasing uncertainties surrounding the timing of an economic recovery and its impact on the credit quality of the loan portfolio. Given recent events, deterioration in the manufacturing and transportation sectors is now expected to continue. Uncertainty with respect to the airline industry, travel and entertainment and consumer-related businesses also

 20                                                                 U.S. Bancorp

    TABLE 10
         INTEREST RATE SWAP HEDGING PORTFOLIO NOTIONAL BALANCES AND YIELDS BY MATURITY DATE

At September 30, 2001 (Dollars in Millions)
----------------------------------------------------------------------------------------------------------------
                                                                                    Weighted            Weighted
                                                                                     Average             Average
                                                                Notional       Interest Rate       Interest Rate
Maturity Date                                                     Amount            Received                Paid
----------------------------------------------------------------------------------------------------------------
2001........................................................    $    15                 6.22%               2.61%
2002........................................................      3,295                 4.57                3.31
2003........................................................      2,516                 4.97                3.18
2004........................................................      2,975                 5.35                3.28
2005........................................................      1,984                 6.07                3.46
Thereafter..................................................      5,355                 6.43                3.54
                                                                -------
Total.......................................................    $16,140                 5.58%               3.38%
================================================================================================================

*At September 30, 2001, the Company received fixed-rate interest and paid variable-rate interest on substantially all swaps in its hedging portfolio. The Company had $1.0 billion in basis swaps maturing in 2002.

has been considered by management in determining the allowance for credit losses as of September 30, 2001. The ratio of allowance for credit losses to nonperforming loans was 243 percent at September 30, 2001, up from the ratio of 233 percent at December 31, 2000. The ratio of allowance for credit losses to period-end loans was 2.15 percent of loans at September 30, 2001, compared with the ratio of 1.46 percent at December 31, 2000. Management has determined that the allowance for credit losses is adequate.

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

MARKET VALUE OF EQUITY The Company also uses market value of equity as an interest rate risk management tool. The market value of equity measures the changes in the value of the Company's assets and liabilities to changes in interest rates. This model estimates the effect of 1 percent, 2 percent and 3 percent rate shocks on the present value of substantially all future cash flows of the Company's outstanding assets, liabilities and off-balance sheet instruments. ALPC also calculates the sensitivity of the simulation results to changes in key assumptions, such as core deposit repricing and core deposit life. The amount of market value risk is subject to a limit, approved by the Company's Board of Directors, of 15 percent change for an immediate 200 basis point rate shock. The Company's market value risk position continues to be substantially lower than its limits.

USE OF DERIVATIVES TO MANAGE INTEREST RATE RISK While each of the interest rate risk measurements has limitations, taken together they represent a comprehensive view of the magnitude of the Company's interest rate risk over various time intervals. The Company manages its risk by entering into derivative contracts, primarily receive fixed interest rate swaps and to a lesser degree basis swaps and interest rate caps and floors.

    Interest rate swap agreements involve the exchange of fixed and variable rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. As of September 30, 2001, the Company received and made payments on $16.1 billion notional amount of interest

U.S. Bancorp                                                                  21

    TABLE 11
         CAPITAL RATIOS

                                                                September 30,    December 31,
(Dollars in Millions)                                                    2001            2000
---------------------------------------------------------------------------------------------
Tangible common equity......................................    $       9,524    $     10,045
   As a percent of tangible assets..........................              5.9%            6.3%
Tier 1 capital..............................................    $      11,802    $     11,602
   As a percent of risk-weighted assets.....................              7.2%            7.2%
   As a percent of adjusted quarterly average assets
    (leverage ratio)........................................              7.4%            7.4%
Total risk-based capital....................................    $      18,687    $     17,038
   As a percent of risk-weighted assets.....................             11.5%           10.6%
=============================================================================================

rate swap agreements. These swaps had a weighted average interest rate received of 5.58 percent and a weighted average interest rate paid of 3.38 percent. The remaining maturity of these agreements ranges from 2 months to 25.2 years with an average remaining maturity of 5.0 years.

    The Company also purchases interest rate caps, floors, and basis swaps to minimize the impact of fluctuating interest rates on earnings. To reduce its exposure to rising interest rates, the Company may use interest rate caps. Counterparties to these interest rate cap agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no caps outstanding at September 30, 2001. To reduce its exposure to declining interest rates, the Company uses interest rate floors. Like caps, counterparties to interest rate floor agreements pay the Company based on the notional amount and the difference between current rates and strike rates. There were no floors outstanding at September 30, 2001. Basis swaps help the Company manage the interest income risk associated with LIBOR-based funding of prime based lending relationships. At September 30, 2001, the notional amount of the Company's basis swaps totaled $1.0 billion. The impact of basis swaps, and interest rate caps and floors was not significant to the results of operations for the third quarters of 2001 and 2000.

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

    For a cash flow hedge, if the swap or contract is terminated, or ceases to be highly effective, the gain or loss recorded in other comprehensive income is amortized into income during the same period(s) that the forecasted hedged transaction impacts earnings. If the hedged item is disposed of, or a forecasted transaction is no longer probable, the swap or contract agreement is marked to market with any resulting gain or loss included in the gain or loss from the disposition.

    Intermediated swaps and all other derivative contracts are marked to market and resulting gains or losses are recorded in trading account profits and commissions. The Company's derivative trading activities are not material to the consolidated financial statements.

    The Company's interest rate swaps designated as fair value hedges of underlying fixed rate debt, trust preferred securities, and deposit obligations have a fair value of $478.4 million at September 30, 2001, which includes the addition of $2.2 billion notional amount of interest rate swaps that are designated as a hedge of fixed rate debt issued in third quarter 2001. In addition, the Company enters into forward commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. The fair value of the forward commitments at September 30, 2001 was ($6.5) million.

 22                                                                 U.S. Bancorp

    The Company has interest rate swaps designated as cash flow hedges linked to the cash flows of variable rate loans. The swaps have a fair value of $170.3 million at September 30, 2001, which includes $1.5 billion notional amount of interest rate swaps added as a hedge of variable rate loans during the third quarter of 2001. No significant changes have occurred in the Company's derivatives not treated as hedges for accounting purposes in the third quarter of 2001.

MARKET RISK MANAGEMENT Market risk is subject to regular monitoring by management. The Company uses a value-at-risk ("VaR") model to measure and manage market risk in its trading activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. Market risk limits are established subject to approval by the Company's Board of Directors. The Company's VaR limit was $40 million at September 30, 2001. The market valuation risk inherent in its broker/dealer activities, including equities, fixed income, high yield securities and foreign exchange, as estimated by the VaR analysis, was $12.3 million at September 30, 2001.

    In addition to the VaR analysis, the Company imposes stop loss limits and position limits. A stress-test model is used to provide management with perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

CAPITAL MANAGEMENT Total shareholders' equity was $16.8 billion at September 30, 2001, compared with $15.2 billion at December 31, 2000. The increase was the result of corporate earnings, including merger and restructuring-related items, offset by common stock dividends declared.

    Tangible common equity to assets was 5.9 percent at September 30, 2001, compared with 6.3 percent at December 31, 2000. The Tier 1 capital ratio was 7.2 percent at September 30, 2001, remaining flat compared to December 31, 2000. The total risk-based capital ratio was 11.5 percent at September 30, 2001, compared with 10.6 percent at December 31, 2000. The improvement in the total risk-based capital ratio during 2001 primarily reflected the changes in the mix of investment securities in addition to the issuance of trust preferred securities. The leverage ratio was 7.4 percent at September 30, 2001, and December 31, 2000. All regulatory ratios continue to be in excess of stated "well capitalized" requirements.

    The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the planned merger of the two companies.

    On July 17, 2001, the Company's Board of Directors authorized the repurchase of up to 56.4 million shares of the Company's common stock in connection with the July 24, 2001 acquisition of NOVA. During the third quarter of 2001, the Company repurchased 1.3 million shares of common stock in both public and private transactions. The Company also entered into forward contracts to repurchase the majority of the remaining shares authorized for repurchase. These contracts include agreements to repurchase 18.4 million shares in the fourth quarter of 2001, 17.8 million shares in the first quarter of 2002 and 8.9 million shares in the second quarter of 2002.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. On January 1, 2001, the Company adopted SFAS 133. Transition adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million recorded in net income and an after-tax increase of $5.2 million to other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements; and, although recorded, were not separately reported in the consolidated statement of income.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible

U.S. Bancorp                                                                  23
assets subsequent to their acquisition. The Company is required to adopt SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at adoption and at least annually, thereafter. Any impairment changes resulting from the initial adoption would be recognized as a "cumulative effect of accounting change" in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142. The Company has not yet fully determined the impact these standards may have on its financial position or results of operations.


 24                                                                 U.S. Bancorp

CONSOLIDATED  BALANCE  SHEET

                                                                September 30,    December 31,
(Dollars in Millions)                                                    2001            2000
---------------------------------------------------------------------------------------------
                                                                  (Unaudited)
ASSETS
Cash and due from banks.....................................    $       7,570    $      8,475
Money market investments....................................              763             657
Trading account securities..................................              746             753
Investment securities
   Held-to-maturity (fair value $291 and $257,
    respectively)...........................................              279             252
   Available-for-sale.......................................           25,349          17,390
Loans held for sale.........................................            2,407             764
Loans
   Commercial...............................................           47,259          52,817
   Commercial real estate...................................           25,535          26,443
   Residential mortgages....................................            6,279           7,753
   Retail...................................................           35,494          35,352
                                                                -----------------------------
      Total loans...........................................          114,567         122,365
         Less allowance for credit losses...................            2,458           1,787
                                                                -----------------------------
         Net loans..........................................          112,109         120,578
Premises and equipment......................................            1,773           1,836
Customers' liability on acceptances.........................              150             183
Goodwill and other intangible assets........................            7,448           5,309
Other assets................................................            9,236           8,724
                                                                -----------------------------
      Total assets..........................................    $     167,830    $    164,921
                                                                =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................    $      27,074    $     26,633
   Interest-bearing.........................................           65,874          68,177
   Time deposits greater than $100,000......................           10,857          14,725
                                                                -----------------------------
      Total deposits........................................          103,805         109,535
Short-term borrowings.......................................           12,614          11,833
Long-term debt..............................................           26,881          21,876
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............            2,115           1,400
Acceptances outstanding.....................................              150             183
Other liabilities...........................................            5,448           4,926
                                                                -----------------------------
      Total liabilities.....................................          151,013         149,753
Shareholders' equity
   Common stock, par value $0.01 a share
      authorized: 9/30/01 -- 4,000,000,000 shares;
     12/31/00 -- 2,000,000,000 shares
      issued: 9/30/01 -- 1,972,454,062 shares;
     12/31/00 -- 1,943,541,593 shares.......................               20              19
   Capital surplus..........................................            4,918           4,276
   Retained earnings........................................           11,585          11,658
   Less cost of common stock in treasury:
      9/30/01 -- 3,488,518 shares; 12/31/00 -- 41,458,159
      shares................................................              (62)           (880)
   Other comprehensive income...............................              356              95
                                                                -----------------------------
      Total shareholders' equity............................           16,817          15,168
                                                                -----------------------------
      Total liabilities and shareholders' equity............    $     167,830    $    164,921
=============================================================================================

See Notes to Consolidated Financial Statements.


U.S. Bancorp                                                                  25

CONSOLIDATED STATEMENT OF INCOME

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
(Dollars and Shares in Millions, Except Per Share Data)         -----------------------------------------------
(Unaudited)                                                         2001        2000           2001        2000
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................    $2,285.6    $2,710.7       $7,384.4    $7,774.6
Loans held for sale.........................................        53.9        32.7           96.4        79.9
Investment securities
   Taxable..................................................       321.2       250.4          862.3       757.0
   Non-taxable..............................................        15.9        34.8           74.9       107.2
Money market investments....................................         6.3        14.5           22.6        43.1
Trading securities..........................................        11.2        12.8           41.2        39.7
Other interest income.......................................        24.3        37.7           82.4       112.0
                                                                -----------------------------------------------
      Total interest income.................................     2,718.4     3,093.6        8,564.2     8,913.5
INTEREST EXPENSE
Deposits....................................................       670.0       954.0        2,336.7     2,643.1
Short-term borrowings.......................................       122.9       191.2          433.5       561.0
Long-term debt..............................................       276.7       403.9          957.4     1,112.1
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely the junior
 subordinated debentures of the parent company..............        39.7        31.5          102.7        89.2
                                                                -----------------------------------------------
      Total interest expense................................     1,109.3     1,580.6        3,830.3     4,405.4
                                                                -----------------------------------------------
Net interest income.........................................     1,609.1     1,513.0        4,733.9     4,508.1
Provision for credit losses.................................     1,289.3       214.0        2,263.0       598.5
                                                                -----------------------------------------------
Net interest income after provision for credit losses.......       319.8     1,299.0        2,470.9     3,909.6
NONINTEREST INCOME
Credit card fee revenue.....................................       192.2       208.2          588.9       569.0
Merchant and ATM processing revenue.........................       138.5        53.0          252.1       158.4
Trust and investment management fees........................       226.2       231.1          679.2       692.4
Deposit service charges.....................................       168.7       144.3          491.9       405.7
Cash management fees........................................        89.7        74.7          251.4       220.6
Mortgage banking revenue....................................        60.3        44.7          165.5       135.5
Trading account profits and commissions.....................        43.6        50.9          171.3       196.0
Investment products fees and commissions....................       108.0       107.8          347.9       357.7
Investment banking revenue..................................        56.9       100.6          188.2       267.5
Commercial product revenue..................................        96.2        86.0          266.1       219.2
Securities gains, net.......................................        59.8         1.1          307.1         1.1
Merger and restructuring-related gains......................          --          --           62.2          --
Other.......................................................        68.2       131.2          264.0       395.2
                                                                -----------------------------------------------
      Total noninterest income..............................     1,308.3     1,233.6        4,035.8     3,618.3
NONINTEREST EXPENSE
Salaries....................................................       580.3       602.4        1,741.3     1,833.4
Employee benefits...........................................        85.4        89.4          284.2       301.6
Net occupancy...............................................       102.5        99.8          314.0       292.7
Furniture and equipment.....................................        74.9        79.6          226.7       232.0
Communication...............................................        49.4        35.7          138.4       103.1
Postage.....................................................        44.7        43.1          135.4       130.3
Goodwill....................................................        64.9        60.4          196.6       178.6
Other intangible assets.....................................        82.2        37.3          177.5       111.7
Merger and restructuring-related charges....................       148.8       117.7          805.8       264.6
Other.......................................................       334.4       286.0          940.8       837.1
                                                                -----------------------------------------------
      Total noninterest expense.............................     1,567.5     1,451.4        4,960.7     4,285.1
                                                                -----------------------------------------------
Income before income taxes..................................        60.6     1,081.2        1,546.0     3,242.8
Applicable income taxes.....................................        21.9       370.9          534.9     1,135.9
                                                                -----------------------------------------------
Net income..................................................    $   38.7    $  710.3       $1,011.1    $2,106.9
                                                                -----------------------------------------------
Earnings per share..........................................    $    .02    $    .37       $    .53    $   1.10
Diluted earnings per share..................................    $    .02    $    .37       $    .52    $   1.10
                                                                ===============================================
Average common shares.......................................     1,952.7     1,895.6        1,919.9     1,909.5
Average diluted common shares...............................     1,965.4     1,907.1        1,932.9     1,922.1
===============================================================================================================

See Notes to Consolidated Financial Statements.

 26                                                                 U.S. Bancorp

CONSOLIDATED  STATEMENT  OF SHAREHOLDERS'  EQUITY

                                                                                                           Other            Total
(Dollars in Millions)             Common Shares    Common     Capital     Retained     Treasury    Comprehensive    Shareholders'
(Unaudited)                         Outstanding     Stock     Surplus     Earnings        Stock           Income           Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999.....    1,928,509,178    $ 19.4    $4,258.6    $10,049.4    $  (224.3)   $      (156.6)   $    13,946.5
Net income....................                                             2,106.9                                        2,106.9
Unrealized loss on securities
 available for sale...........                                                                             123.5            123.5
Reclassification of losses
 realized in net income.......                                                                               (.6)             (.6)
Tax benefit...................                                                                             (44.7)           (44.7)
                                                                                                                    -------------
      Total other
       comprehensive income...                                                                                               78.2
Cash dividends declared on
 common stock.................                                              (950.4)                                        (950.4)
Issuance of common stock and
 treasury shares..............       20,430,293                   1.5                     331.3                             332.8
Purchase of treasury stock....      (58,633,923)                                       (1,182.2)                         (1,182.2)
Shares reserved to meet
 deferred compensation
 obligations..................                                    6.8                      (6.8)                               --
Amortization of restricted
 stock........................                                    1.7                                                         1.7
                                  -----------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2000....    1,890,305,548    $ 19.4    $4,268.6    $11,205.9    $(1,082.0)   $       (78.4)   $    14,333.5
=================================================================================================================================
BALANCE DECEMBER 31, 2000.....    1,902,083,434    $ 19.4    $4,275.6    $11,658.0    $  (880.1)   $        95.5    $    15,168.4
Net income....................                                             1,011.1                                        1,011.1
Unrealized gain on securities
 available for sale...........                                                                             530.5            530.5
Unrealized gain on
 derivatives..................                                                                             189.7            189.7
Reclassification of gains
 realized in net income.......                                                                            (307.1)          (307.1)
Foreign currency translation
 adjustment...................                                                                              (4.1)            (4.1)
Tax cost......................                                                                            (148.4)          (148.4)
                                                                                                                    -------------
      Total other
       comprehensive income...                                                                                              260.6
Cash dividends declared on
 common stock.................                                            (1,084.1)                                      (1,084.1)
Issuance of common stock and
 treasury shares..............       68,215,250        .7     1,402.4                      27.5                           1,430.6
Retirement of treasury
 stock........................                        (.4)     (823.2)                    823.6                                --
Purchase of treasury stock....       (1,333,140)                                          (32.3)                            (32.3)
Shares reserved to meet
 deferred compensation
 obligations..................                                     .4                       (.4)                               --
Amortization of restricted
 stock........................                                   62.2                                                        62.2
                                  -----------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2001....    1,968,965,544    $ 19.7    $4,917.4    $11,585.0    $   (61.7)   $       356.1    $    16,816.5
=================================================================================================================================

See Notes to Consolidated Financial Statements.


U.S. Bancorp                                                                  27

CONSOLIDATED  STATEMENT  OF CASH  FLOWS

                                                                   Nine Months Ended
                                                                     September 30,
(Dollars in Millions)                                           -----------------------
(Unaudited)                                                           2001         2000
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net cash provided by operating activities................    $  2,324.5    $ 3,667.4
                                                                -----------------------
INVESTING ACTIVITIES
Securities
   Sales....................................................      18,491.5      9,228.6
   Maturities...............................................       2,701.3      1,587.0
   Purchases................................................     (28,454.7)    (9,678.2)
Loans
   Sales....................................................       2,599.4      2,268.2
   Purchases................................................         (44.0)      (592.9)
Net decrease (increase) in loans outstanding................       3,286.7     (9,520.9)
Net purchases of bank premises and equipment................        (104.2)      (117.9)
Acquisitions, net of cash acquired..........................        (740.4)      (272.0)
Divestitures of branches....................................        (340.0)       (78.2)
Other - net.................................................        (125.6)      (362.6)
                                                                -----------------------
   Net cash used in investing activities....................      (2,730.0)    (7,538.9)
                                                                -----------------------
FINANCING ACTIVITIES
Net change in
   Deposits.................................................      (5,671.6)       940.3
   Short-term borrowings....................................       3,188.1      1,594.3
Principal payments on long-term debt........................      (6,540.8)    (3,853.2)
Proceeds from long-term debt................................       8,704.3      5,540.5
Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding solely
   the junior subordinated debentures of the parent
   company..................................................         700.0           --
Proceeds from issuance of common stock......................         127.9        156.6
Repurchase of common stock..................................         (32.3)    (1,182.2)
Cash dividends paid.........................................        (869.4)      (955.1)
                                                                -----------------------
   Net cash (used in) provided by financing activities......        (393.8)     2,241.2
                                                                -----------------------
   Change in cash and cash equivalents......................        (799.3)    (1,630.3)
Cash and cash equivalents at beginning of period............       9,131.6      9,257.5
                                                                -----------------------
   Cash and cash equivalents at end of period...............    $  8,332.3    $ 7,627.2
=======================================================================================

See Notes to Consolidated Financial Statements.


 28                                                                 U.S. Bancorp

NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS

(Unaudited)
     NOTE 1
        BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company's Current Report on Form 8-K dated April 17, 2001, which includes the Company's restated financial statements and footnotes for the year ended December 31, 2000. The financial statements give effect to the merger of the former U.S. Bancorp ("USBM") and Firstar Corporation ("Firstar") as discussed in Note 3. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 3 "Line of Business Financial Performance" on pages 8 and 9 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

     NOTE 2
         ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. The Company adopted SFAS 133 as of January 1, 2001. Transition adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million recorded in net income and an after-tax increase of $5.2 million recorded in other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements; and although recorded, were not separately reported in the consolidated statement of income.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets" SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at adoption and at least annually, thereafter. Any impairment changes resulting from the initial adoption would be recognized as a "cumulative effect of accounting changes" in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142. The Company has not yet fully determined the impact that these standards may have on its financial position or results of operations.

U.S. Bancorp                                                                  29

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

    On September 20, 1999, Firstar and Mercantile Bancorporation, Inc., ("Mercantile") merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Mercantile stock was converted into and exchanged for 2.091 shares of Firstar common stock.

    On July 24, 2001, the Company acquired NOVA Corporation ("NOVA"), a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction representing total assets of $2.9 billion and total liabilities of $773 million, was accounted for as a purchase. Included in total assets are merchant contracts and other intangibles of $650 million and the excess of the purchase price over identifiable assets ("goodwill") of $1.6 billion.

    On September 7, 2001, the Company acquired 20 branches in Southern California from Pacific Century Bank in a cash transaction. The transaction was accounted for as a purchase.

    In addition to these mergers, the Company has completed several strategic acquisitions to enhance its presence in certain growth markets and businesses. The following table summarizes acquisitions by the Company and its acquirees completed since January 1, 1999, treating Firstar as the original acquiring company:


                                                                               Goodwill &
                                                                                    Other  Cash Paid/                 Accounting
(Dollars and Shares in Millions)               Date         Assets  Deposits  Intangibles  (Received)  Shares Issued      Method
--------------------------------------------------------------------------------------------------------------------------------
Pacific Century Bank Branches.......        September 2001 $   570  $   712   $      138   $      (40)            --    Purchase
NOVA Corporation....................             July 2001     949       --        1,932          842           56.9    Purchase
U.S. Bancorp........................         February 2001  86,602   51,335           --           --          952.4     Pooling
First Union Branches................         December 2000     450    1,779          347       (1,123)            --    Purchase
Scripps Financial Corporation.......          October 2000     650      618          113           --            9.4    Purchase
Lyon Financial Services, Inc........        September 2000   1,289       --          124          307             --    Purchase
Oliver-Allen Corporation............            April 2000     280       --           34           --            3.3    Purchase
Peninsula Bank......................          January 2000     491      452           71           --            5.1    Purchase
Western Bancorp.....................         November 1999   2,508    2,105          773           --           35.1    Purchase
Mercantile Bancorporation...........        September 1999  35,520   24,334           --           --          331.8     Pooling
Voyager Fleet Systems, Inc..........        September 1999      43       --           25           27             --    Purchase
Bank of Commerce....................             July 1999     638      529          269           --           11.8    Purchase
Mellon Network Services' Electronic
   Funds Transfer Processing Unit...             June 1999      --       --           78          170             --    Purchase
Libra Investments, Inc..............          January 1999      33       --            4           --            1.3    Purchase
================================================================================================================================


 30                                                                 U.S. Bancorp

Separate results of operations as originally reported on a condensed basis of Firstar and USBM, for the period prior to the merger were as follows:

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                                ---------------------------------------
(Dollars in Millions)                                                         2000                 2000
-------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
   Firstar..................................................    $              679    $           2,023
   USBM.....................................................                   866                2,573
                                                                ---------------------------------------
      Total.................................................    $            1,545    $           4,596
                                                                =======================================
NET INCOME
   Firstar..................................................    $              309    $             934
   USBM.....................................................                   401                1,173
                                                                ---------------------------------------
      Total.................................................    $              710    $           2,107
                                                                =======================================
                                                                                          September 30,
                                                                                                   2000
                                                                                      -----------------
TOTAL ASSETS AT PERIOD END
   Firstar..................................................                          $          74,506
   USBM.....................................................                                     86,349
                                                                                      -----------------
      Total.................................................                          $         160,855
=======================================================================================================


     NOTE 4
         MERGER AND RESTRUCTURING-RELATED ITEMS

The Company recorded merger and restructuring-related items of $1,125.8 million in the first nine months of 2001. These charges were primarily related to the merger of Firstar and USBM. Other merger and restructuring-related charges in 2001 were related to both companies various prior acquisitions and included primarily system conversion costs and integration costs associated with consolidating redundant operations.

The components of the merger and restructuring-related items are shown below:

                                                                                 Nine Months Ended
                                                                                 September 30, 2001
                                                                ----------------------------------------------------
                                                                                           Piper
(Dollars in Millions)                                             USBM      NOVA   Restructuring   Other*      Total
--------------------------------------------------------------------------------------------------------------------
Severance...................................................    $  244.2   $21.5   $        25.0   $22.1    $  312.8
Systems conversions.........................................       124.1     3.0              --    21.4       148.5
Asset writedowns and lease terminations.....................        97.8    39.3            20.6     6.2       163.9
Charitable contributions....................................        76.0      --              --      --        76.0
Balance sheet restructurings................................       480.2      --              --      --       480.2
Branch sale gain............................................       (62.2)     --              --      --       (62.2)
Other merger-related charges................................        75.2    21.4              --     4.6       101.2
                                                                ----------------------------------------------------
Total.......................................................    $1,035.3   $85.2   $        45.6   $54.3    $1,220.4
====================================================================================================================

                                                                                           Piper
(Dollars in Millions)                                               USBM    NOVA   Restructuring   Other*      Total
--------------------------------------------------------------------------------------------------------------------
Provision for credit losses.................................    $  382.2   $  --   $          --   $  --    $  382.2
Non-interest income.........................................       (62.2)     --              --      --       (62.2)
Non-interest expenses.......................................       715.3     3.0            45.6    41.9       805.8
                                                                ----------------------------------------------------
      Merger-related charges................................     1,035.3     3.0            45.6    41.9     1,125.8
Balance sheet recognition...................................          --    82.2              --    12.4        94.6
                                                                ----------------------------------------------------
      Merger-related items..................................    $1,035.3   $85.2   $        45.6   $54.3    $1,220.4
====================================================================================================================

*Other includes merger and restructuring items related to the merger of Firstar and Mercantile, the First Union branch acquisition, and the Pacific Century Bank branch acquisition.

    The Company determines merger-related charges and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process.

U.S. Bancorp                                                                  31

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

    In connection with the merger of Firstar and USBM, the Company made charitable contributions of $76.0 million to reaffirm the Company's commitment to its markets or as part of specific conditions necessary to achieve regulatory approval. These contributions were funded up-front and represent costs that would not have been incurred had the merger not occurred. Charitable contributions are charged to merger and restructuring expenses or considered in determining the acquisition cost at the applicable closing date.

    Balance sheet restructuring charges of $480.2 million are comprised of a $201.3 million provision associated with the Company's integration of certain small business products and management's decision to discontinue an unsecured small business product of USBM; $90.0 million of charge-offs to align risk management practices, align charge-off policies and to expedite the Company's transition out of a segment of the health care industry; $76.6 million of losses related to retail loan portfolio sales of USBM; $45.4 million of charges associated with the Company's decision to discontinue business operations of U.S. Bancorp Libra; $15.0 million of charges related to the planned disposition of certain equity investments that no longer align with the long-term strategy of the Company; and, $51.9 million to restructure a co-branding relationship of USBM. The alignment of risk management practice included a write-down of several large commercial loans, loans (originally held separately by both Firstar and USBM), primarily taken to allow the Company to exit or reduce these credits to conform with the credit exposure policy of the combined entity.

    Other merger-related expenses of $101.2 million primarily include investment banking fees, legal fees, and stock registration fees associated with the merger of Firstar and USBM and the acquisition of NOVA Corporation.

    The following table presents a summary of activity with respect to the Company's significant acquisition and restructuring related accruals:

                                                                                      Piper
(Dollars in Millions)                                               USBM     NOVA   Jaffray    Other      Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000................................    $     --   $   --   $ 15.0    $ 34.8   $   49.8
   Provision charged to operations..........................     1,035.3      3.0     45.6      41.9    1,125.8
   Additions related to purchase acquisitions...............          --     82.2       --      12.4       94.6
   Cash outlays.............................................      (413.3)   (14.2)   (14.5)    (55.0)    (497.0)
   Non-cash writedowns and other............................      (497.4)      --     (9.3)      8.7     (498.0)
                                                                -----------------------------------------------
Balance at September 30, 2001...............................    $  124.6   $ 71.0   $ 36.8    $ 42.8   $  275.2
===============================================================================================================


 32                                                                 U.S. Bancorp

    The following table presents a summary of activity with respect to the merger of Firstar and USBM:

                                           Severance
                                           and other                          Lease
                                           employee-                   cancellation
                                             related     Investment     and related                   Total    Systems
(Dollars in Millions)                          costs    banker fees       writeoffs     Other*    accruable      costs      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000...........    $      --    $        --    $         --    $    --    $      --    $    --    $    --
   Provision charged to operating
    expense............................        123.6           60.6            23.6      296.0        503.8       19.3      523.1
   Cash outlays........................        (61.4)         (37.5)            (.2)     (76.0)      (175.1)     (19.3)    (194.4)
   Noncash writedowns and other........           --             --            (9.2)    (220.0)      (229.2)        --     (229.2)
                                           --------------------------------------------------------------------------------------
Balance at March 31, 2001..............    $    62.2    $      23.1    $       14.2    $    --    $    99.5    $    --    $  99.5
   Provision charged to operating
    expense............................         98.1            1.0             7.4      212.5        319.0       53.3      372.3
   Cash outlays........................        (32.1)         (23.3)            (.6)        --        (56.0)     (53.3)    (109.3)
   Noncash writedowns and other........           --             --             (.8)    (139.9)      (140.7)        --     (140.7)
                                           --------------------------------------------------------------------------------------
Balance at June 30, 2001...............    $   128.2    $        .8    $       20.2    $  72.6    $   221.8    $    --    $ 221.8
   Provision charged to operating
    expense............................         22.5            1.3             4.6       59.6         88.0       51.9      139.9
   Cash outlays........................        (52.8)          (1.3)           (1.7)      (1.9)       (57.7)     (51.9)    (109.6)
   Noncash writedowns and other........           --             --            (0.2)    (127.3)      (127.5)        --     (127.5)
                                           --------------------------------------------------------------------------------------
Balance at September 30, 2001..........    $    97.9    $        .8    $       22.9    $   3.0    $   124.6    $    --    $ 124.6
=================================================================================================================================

*Other accruable merger and restructuring-related charges included charitable contributions of $76.0 million, balance sheet restructuring of $418.0 million and other of $74.1 million.

The components of the merger and restructuring-related accrual were as follows:

                                                                September 30,    December 31,
(Dollars in Millions)                                                    2001            2000
---------------------------------------------------------------------------------------------
Severance...................................................    $       143.7    $       13.8
Other employee-related costs................................              8.7             6.8
Lease termination and facility costs........................             69.0             8.4
Contracts and system writeoffs..............................             25.2             7.4
Investment banker fees......................................             16.0              --
Other.......................................................             12.6            13.4
                                                                -----------------------------
      Total.................................................    $       275.2    $       49.8
=============================================================================================

The merger and restructuring-related accrual by significant acquisition or business restructuring was as follows:

                                                              September 30,   December 31,
(Dollars in Millions)                                                  2001           2000
------------------------------------------------------------------------------------------
USBM........................................................  $       124.6   $         --
NOVA Corporation............................................           71.0             --
Piper Jaffray...............................................           36.8           15.0
Pacific Century Bank Branches...............................           11.8             --
Scripps Financial Corporation...............................            4.8            4.6
Western Bancorp.............................................            3.3            5.1
Peninsula Bank..............................................            2.8            3.0
Lyon Financial Services, Inc. ..............................            2.5            2.7
Northwest Bancshares, Inc. .................................            1.7            2.3
Bank of Commerce............................................            1.0            4.1
Other acquisitions..........................................           14.9           13.0
                                                              ----------------------------
      Total.................................................  $       275.2   $       49.8
==========================================================================================

    In connection with the merger of Firstar and USBM, management estimates the Company will incur additional pre-tax merger-related charges of $365.2 million, including approximately $134.6 million in 2001 and $230.6 million in 2002. These are currently estimated to include $222.4 million for conversions of systems and consolidations of operations, $71.1 million in occupancy and equipment charges related to the elimination of duplicate facilities and write-off of equipment, and $71.7 million related to branch sales and other merger-related charges.


U.S. Bancorp                                                                  33

    In addition to the estimated expenses of the Firstar and USBM merger, the Company expects to incur an additional $130.5 million, pretax, of merger and restructuring-related expenses, primarily in 2002, in connection with its other acquisitions and business restructurings.

     NOTE 5
         SECURITIES

The detail of the amortized cost and fair value of held-to-maturity and available-for-sale securities consisted of the following:

                                                                 September 30, 2001      December 31, 2000
                                                                --------------------------------------------
                                                                Amortized       Fair    Amortized       Fair
(Dollars in Millions)                                                Cost      Value         Cost      Value
------------------------------------------------------------------------------------------------------------
Held-to-maturity
   Mortgage-backed securities...............................     $    27     $    27     $    36     $    36
   Obligations of state and political subdivisions..........         252         264         216         221
                                                                --------------------------------------------
   Total held-to-maturity securities........................     $   279     $   291     $   252     $   257
============================================================================================================
Available-for-sale
   U.S. Treasuries and agencies.............................     $ 1,537     $ 1,563     $ 1,600     $ 1,624
   Mortgage-backed securities...............................      21,611      21,972      11,800      11,893
   Obligations of state and political subdivisions..........         996       1,024       2,370       2,409
   Other....................................................         827         790       1,472       1,464
                                                                --------------------------------------------
   Total available-for-sale securities......................     $24,971     $25,349     $17,242     $17,390
============================================================================================================


     NOTE 6
         LOANS

The composition of the loan portfolio was as follows:

                                                              September 30,    December 31,
(Dollars in Millions)                                             2001                 2000
-------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................  $      41,333    $     47,041
   Lease financing..........................................          5,926           5,776
                                                              -----------------------------
      Total commercial......................................         47,259          52,817
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................         18,861          19,466
   Construction and development.............................          6,674           6,977
                                                              -----------------------------
      Total commercial real estate..........................         25,535          26,443
RESIDENTIAL MORTGAGES.......................................          6,279           7,753
RETAIL
   Credit card..............................................          5,700           6,012
   Retail leasing...........................................          4,708           4,153
   Other retail.............................................         25,086          25,187
                                                              -----------------------------
      Total retail..........................................         35,494          35,352
                                                              -----------------------------
      Total loans...........................................  $     114,567    $    122,365
===========================================================================================

    Loans are presented net of unearned interest which amounted to $1.7 billion at September 30, 2001, and December 31, 2000.


 34                                                                 U.S. Bancorp

     NOTE 7
         DEPOSITS

The composition of deposits was as follows:

                                                                September 30,    December 31,
(Dollars in Millions)                                                    2001            2000
---------------------------------------------------------------------------------------------
Non interest-bearing deposits...............................    $      27,074    $     26,633
Interest-bearing deposits
   Savings accounts.........................................            4,631           4,516
   Interest checking........................................           13,881          13,982
   Money market accounts....................................           25,192          23,899
Time certificates of deposit less than $100,000.............           22,170          25,780
Time deposits greater than $100,000
   Domestic.................................................            9,454          11,221
   Foreign..................................................            1,403           3,504
                                                                -----------------------------
      Total deposits........................................    $     103,805    $    109,535
=============================================================================================
Percent of deposits
---------------------------------------------------------------------------------------------
Non interest-bearing deposits...............................             26.1%           24.3%
Interest-bearing deposits
   Savings accounts.........................................              4.4             4.1
   Interest checking........................................             13.4            12.8
   Money market accounts....................................             24.3            21.8
Time certificates of deposit less than $100,000.............             21.4            23.5
Time deposits greater than $100,000
   Domestic.................................................              9.1            10.3
   Foreign..................................................              1.3             3.2
                                                                -----------------------------
      Total deposits........................................            100.0%          100.0%
=============================================================================================


     NOTE 8
         LONG-TERM DEBT

Long-term debt (debt with original maturities of more than one year) consisted of the following:

                                                                September 30,    December 31,
(Dollars in Millions)                                                    2001            2000
---------------------------------------------------------------------------------------------
Fixed-rate subordinated notes (5.70% to 8.35%) -- maturities
 to June 2026...............................................    $       5,921    $      4,458
Medium-term notes (3.45% to 7.50%) -- maturities to December
 2004.......................................................            3,349           4,634
Senior contingent convertible debt -- due August 6, 2021....            1,100              --
Federal Home Loan Bank advances (primarily 2.51% to
 8.25%) -- maturities to October 2026.......................            9,177           2,753
Bank notes (2.74% to 6.57%) -- maturities to November
 2005.......................................................            6,251           9,300
Euro medium-term notes -- due April 13, 2004................              400             400
Other.......................................................              683             331
                                                                -----------------------------
   Total....................................................    $      26,881    $     21,876
=============================================================================================

    In July 2001, the Company issued $1.5 billion of fixed-rate subordinated notes due August 1, 2011. The interest rate is 6.375% per annum.

    In August 2001, the Company issued $1.1 billion of senior contingent convertible debt due August 6, 2021. The interest rate is 1.50% per annum. The debt would be convertible into the Company's common stock only if the Company's stock price increases to the contractual price. The convertible strike price decreases over the term of the bond. The notes are callable on August 6, 2003 and putable in August 2002 and specified dates thereafter.


U.S. Bancorp                                                                  35

     NOTE 9
         COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY

The following table is a summary of the Trust Preferred Securities as of September 30, 2001:

                                                                       Trust
                                                                   Preferred
                                                        Issuance  Securities  Debentures      Rate  Rate at  Maturity  Redemption
Issuance Trust (Dollars in Millions)                        Date      Amount      Amount     Type*  9/30/01      Date      Date**
---------------------------------------------------------------------------------------------------------------------------------
USB Capital III........................................ 05/2001   $      700  $      722     Fixed    7.75%  05/2031   05/04/2006
USB Capital II......................................... 03/1998          350         361     Fixed    7.20%  04/2028   04/01/2003
USB Capital I.......................................... 12/1996          300         309     Fixed    8.27%  12/2026   12/15/2006
FBS Capital I.......................................... 11/1996          300         309     Fixed    8.09%  11/2026   11/15/2006
Star Capital I......................................... 06/1997          150         155  Variable    3.92%  06/2027   06/15/2007
Firstar Capital Trust I................................ 12/1996          150         155     Fixed    8.32%  12/2026   12/15/2006
Mercantile Capital Trust I............................. 02/1997          150         155  Variable    4.53%  02/2027   02/01/2007
=================================================================================================================================

 *The variable rate Trust Preferred Securities re-price quarterly. **Earliest date of redemption.

    On November 1, 2001, the Company issued an additional $500 million of Trust Preferred Securities through an issuance by USB Capital IV, a wholly owned subsidiary grantor trust. The debentures, in the amount of $515 million, bear interest at an annual rate of 7.35%, have a redemption date of November 1, 2006 and mature on November 1, 2031.

     NOTE 10
         INCOME TAXES

The components of income tax expense were:

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30,        September 30,
                                                              ---------------------------------------
(Dollars in Millions)                                           2001         2000     2001       2000
-----------------------------------------------------------------------------------------------------
FEDERAL
Current.....................................................   $(71.6)    $271.1    $253.5   $  773.7
Deferred....................................................     89.2       42.8     210.3      204.0
                                                              ---------------------------------------
   Federal income tax.......................................     17.6      313.9     463.8      977.7
STATE
Current.....................................................     (7.9)      49.5      43.4      131.8
Deferred....................................................     12.2        7.5      27.7       26.4
                                                              ---------------------------------------
   State income tax.........................................      4.3       57.0      71.1      158.2
                                                              ---------------------------------------
   Total income tax expense.................................   $ 21.9     $370.9    $534.9   $1,135.9
=====================================================================================================

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30,        September 30,
                                                              ---------------------------------------
(Dollars in Millions)                                             2001       2000     2001       2000
-----------------------------------------------------------------------------------------------------
Tax at statutory rate (35%).................................   $ 21.2     $378.5    $541.1   $1,135.0
State income tax, at statutory rates, net of federal tax
 benefit....................................................      2.9       28.8      46.3      102.8
Tax effect of
   Tax-exempt interest, net.................................     (8.3)     (19.8)    (31.5)     (48.9)
   Amortization of nondeductible goodwill...................     19.5       23.1      65.1       68.0
   Tax credits..............................................    (17.5)     (14.3)    (52.5)     (41.1)
   Nondeductible merger charges.............................     10.5         --      59.5         .5
   Sale of preferred minority interest......................       --         --        --      (50.0)
   Other items..............................................     (6.4)     (25.4)    (93.1)     (30.4)
                                                              ---------------------------------------
Applicable income taxes.....................................   $ 21.9     $370.9    $534.9   $1,135.9
=====================================================================================================

The Company's net deferred tax liability was $990.6 million at September 30, 2001, and $512.8 million at December 31, 2000.

 36                                                                 U.S. Bancorp

     NOTE 11
         SHAREHOLDERS' EQUITY

At December 31, 2000, the Company had authority to issue 2 billion shares of common stock and 10 million shares of preferred stock. In connection with the merger of Firstar and USBM, on February 27, 2001, the number of authorized common shares for the Company was increased to 4 billion. Additionally, on February 27, 2001, in connection with the merger of Firstar and USBM, the par value of the Company's common stock was reduced from $1.25 per share to $.01 per share. The Company had 1,969.0 million and 1,902.1 million shares of common stock outstanding at September 30, 2001, and December 31, 2000, respectively.

    All treasury shares, except those acquired to meet obligations arising from deferred compensation plans, were retired effective February 27, 2001.

    The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with their merger. No shares were repurchased by Firstar or USBM from those dates to February 27, 2001, nor were any shares repurchased by the Company from February 27, 2001, to June 30, 2001. On July 17, 2001, the Company's Board of Directors authorized the repurchase of up to 56.4 million shares of the Company's common stock to replace shares issued in connection with the July 24, 2001, acquisition of NOVA Corporation. The stock repurchase authorization will expire on July 23, 2003. Under this program the Company has repurchased 1.3 million shares for $32.3 million in the third quarter of 2001. The Company also entered into forward contracts to repurchase the majority of remaining shares authorized for repurchase. These contracts include agreements to repurchase 18.4 million shares in the fourth quarter of 2001, 17.8 million shares in the first quarter of 2002 and 8.9 million shares in the second quarter of 2002.

     NOTE 12
         MORTGAGE SERVICING RIGHTS

Changes in capitalized mortgage servicing rights are summarized as follows:

                                                                Nine Months Ended     Year Ended
                                                                  September 30,      December 31,
                                                                ---------------------------------
(Dollars in Millions)                                                 2001                   2000
-------------------------------------------------------------------------------------------------
Balance at beginning of period..............................    $             229    $        213
Rights purchased............................................                   25              16
Rights capitalized..........................................                  211             137
Amortization................................................                  (31)            (35)
Rights sold.................................................                  (73)           (101)
Impairment..................................................                  (35)             (1)
                                                                ---------------------------------
Balance at end of period....................................    $             326    $        229
=================================================================================================

    The fair value of capitalized mortgage servicing rights was $326 million at September 30, 2001, and $245 million at December 31, 2000. At September 30, 2001, the reduction in the current fair value of mortgage servicing rights to immediate 25 and 50 basis point adverse interest rate changes would be approximately $36 million and $67 million, respectively. The Company has purchased principal-only securities that act as a partial economic hedge to this possible adverse interest rate change. The Company serviced $20.8 billion and $17.0 billion of mortgage loans for other investors as of September 30, 2001, and December 31, 2000, respectively.


U.S. Bancorp                                                                  37

     NOTE 13
         EARNINGS PER SHARE

The components of earnings per share were:

                                                                 Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                --------------------------------------------
(Dollars and Shares in Millions, Except Per Share Data)           2001          2000        2001        2000
------------------------------------------------------------------------------------------------------------
Net income..................................................    $   38.7    $  710.3    $1,011.1    $2,106.9
                                                                ============================================
Weighted average common shares outstanding..................     1,952.7     1,895.6     1,919.9     1,909.5
Net effect of the assumed purchase of stock based on the
   treasury stock method for options and stock plans........        12.7        11.5        13.0        12.6
                                                                --------------------------------------------
Dilutive common shares outstanding..........................     1,965.4     1,907.1     1,932.9     1,922.1
                                                                ============================================
Earnings per share
   Basic....................................................        $.02        $.37        $.53       $1.10
   Diluted..................................................        $.02        $.37        $.52       $1.10
============================================================================================================


     NOTE 14
         SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ---------------------
(Dollars in Millions)                                             2001           2000
-------------------------------------------------------------------------------------
Acquisitions and divestitures
   Assets acquired..........................................    $1,150.5    $ 1,732.6
   Liabilities assumed......................................      (508.9)    (1,202.4)
                                                                ---------------------
      Net...................................................    $  641.6    $   530.2
=====================================================================================

MONEY MARKET INVESTMENTS are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

                                                                September 30,    December 31,
(Dollars in Millions)                                                    2001            2000
---------------------------------------------------------------------------------------------
Interest-bearing deposits...................................    $         101    $         82
Federal funds sold..........................................              180             203
Securities purchased under agreements to resell.............              482             372
                                                                -----------------------------
   Total money market investments...........................    $         763    $        657
=============================================================================================

TRANSFERS AND SERVICING OF FINANCIAL ASSETS The Company transferred $50 billion of short-term, high quality, low yielding commercial loans into the conduit, (Stellar Funding Group, Inc.), in the first nine months of 2001. The amount of these transfers are reported on a gross basis representing new participations and the renewal of participations. The amount of loan transfers net of repayments was approximately $4.8 billion.


 38                                                                 U.S. Bancorp

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                       For the Three Months Ended September 30,
                                                       2001                                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Yields                               Yields       % Change
(Dollars in Millions)                                                and                                  and        Average
(Unaudited)                                Balance    Interest     Rates        Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market investments..............    $    659    $    6.4     3.80%       $    895    $   14.5     6.45%          (26.4)%
Trading account securities............         703        11.5     6.58             866        14.0     6.46           (18.8)
Taxable securities....................      21,661       321.2     5.93          14,236       249.4     7.01            52.2
Nontaxable securities.................       1,290        22.7     7.02           2,769        51.0     7.37           (53.4)
Loans held for sale...................       2,482        53.9     8.69           1,623        32.7     8.06            52.9
Loans
   Commercial.........................      49,623       865.1     6.95          51,137     1,116.3     8.70            (3.0)
   Commercial real estate.............      26,058       495.5     7.50          26,214       582.0     8.83             (.6)
   Residential mortgages..............       6,634       120.3     7.36           8,971       171.3     7.64           (26.1)
   Retail.............................      35,099       808.2     9.16          33,068       845.8    10.18             6.1
                                            ------------------                 --------------------
      Total loans.....................     117,414     2,289.1     7.75         119,390     2,715.4     9.06            (1.7)
                                           -------                             --------
Other earning assets..................       1,619        24.3     5.97           1,905        37.8     7.90           (15.0)
   Allowance for credit losses........       1,798                                1,795                                   .2
                                            ------------------                 --------------------
      Total earning assets*...........     145,828     2,729.1     7.44         141,684     3,114.8     8.76             2.9
Other assets..........................      23,421                               19,363                                 21.0
                                           -------                             --------
      Total assets....................    $167,451                             $159,252                                  5.1
                                          ========                             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits..........    $ 25,106                             $ 23,622                                  6.3
Interest-bearing deposits
   Interest checking..................      13,842        44.7     1.28          12,834        68.9     2.13             7.9
   Money market accounts..............      25,168       164.3     2.59          22,518       256.0     4.52            11.8
   Savings accounts...................       4,587        10.5      .91           4,886        17.5     1.42            (6.1)
   Time certificates of deposit less
    than $100,000.....................      22,641       295.9     5.18          25,826       376.5     5.80           (12.3)
   Time deposits greater than
    $100,000..........................      13,887       154.6     4.42          14,364       235.1     6.51            (3.3)
                                            ------------------                 --------------------
      Total interest-bearing
       deposits.......................      80,125       670.0     3.32          80,428       954.0     4.72             (.4)
Short-term borrowings.................      12,662       122.9     3.85          11,837       191.2     6.42             7.0
Long-term debt........................      25,058       276.7     4.39          23,344       403.9     6.88             7.3
Company-obligated mandatorily
   redeemable preferred securities....       2,088        39.7     7.53           1,400        31.5     8.95            49.1
                                            ------------------                 --------------------
      Total interest-bearing
       liabilities....................     119,933     1,109.3     3.67         117,009     1,580.6     5.38             2.5
Other liabilities.....................       5,467                                4,213                                 29.8
Shareholders' equity..................      16,945                               14,408                                 17.6
                                           -------                             --------
      Total liabilities and
       shareholders' equity...........    $167,451                             $159,252                                  5.1%
                                          ========                             ========                             =============
Net interest income...................                $1,619.8                             $1,534.2
                                                      ========                             ========
Gross interest margin.................                             3.77%                                3.38%
                                                                  ======                               ======
Gross interest margin without
   taxable-equivalent increments......                             3.74                                 3.32
                                                                  ======                               ======
PERCENT OF EARNING ASSETS
Interest income.......................                             7.44%                                8.76%
Interest expense......................                             3.02                                 4.44
                                                                  ======                               ======
Net interest margin...................                             4.42                                 4.32
                                                                  ======                               ======
Net interest margin without
 taxable-equivalent increments........                             4.39%                                4.26%
=============================================================================================================

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
*Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.


U.S. Bancorp                                                                  39

CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES

                                                        For the Nine Months Ended September 30,
                                                       2001                                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Yields                               Yields       % Change
(Dollars in Millions)                                                and                                  and        Average
(Unaudited)                                Balance    Interest     Rates        Balance    Interest     Rates        Balance
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Money market investments..............    $    676    $   22.6     4.46%       $    983    $   43.1     5.86%          (31.2)%
Trading account securities............         736        42.7     7.74             774        43.0     7.40            (4.9)
Taxable securities....................      18,725       862.3     6.14          14,697       753.8     6.84            27.4
Nontaxable securities.................       1,987       108.1     7.25           2,751       157.7     7.64           (27.8)
Loans held for sale...................       1,634        96.4     7.87           1,376        80.0     7.75            18.8
Loans
   Commercial.........................      51,235     2,907.0     7.60          49,276     3,126.3     8.49             4.0
   Commercial real estate.............      26,287     1,570.1     7.99          25,850     1,686.6     8.72             1.7
   Residential mortgages..............       7,143       403.9     7.54           9,857       559.0     7.56           (27.5)
   Retail.............................      34,870     2,514.7     9.64          32,009     2,416.5    10.08             8.9
                                            ------------------                 --------------------
      Total loans.....................     119,535     7,395.7     8.27         116,992     7,788.4     8.89             2.2
                                           -------                             --------
Other earning assets..................       1,708        82.4     6.45           1,897       112.2     7.91           (10.0)
   Allowance for credit losses........       1,794                                1,767                                  1.5
                                            ------------------                 --------------------
      Total earning assets*...........     145,001     8,610.2     7.93         139,470     8,978.2     8.59             4.0
Other assets..........................      21,941                               19,426                                 12.9
                                           -------                             --------
      Total assets....................    $165,148                             $157,129                                  5.1
                                          ========                             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits..........    $ 24,408                             $ 23,792                                  2.6
Interest-bearing deposits
   Interest checking..................      13,805       170.3     1.65          13,029       199.1     2.04             6.0
   Money market accounts..............      24,815       609.2     3.28          22,561       728.3     4.31            10.0
   Savings accounts...................       4,539        34.8     1.02           5,160        58.0     1.50           (12.0)
   Time certificates of deposit less
    than $100,000.....................      23,959       985.6     5.50          25,905     1,075.0     5.54            (7.5)
   Time deposits greater than
    $100,000..........................      14,137       536.8     5.08          12,464       582.7     6.24            13.4
                                            ------------------                 --------------------
      Total interest-bearing
       deposits.......................      81,255     2,336.7     3.84          79,119     2,643.1     4.46             2.7
Short-term borrowings.................      12,293       433.5     4.72          12,192       561.0     6.15              .8
Long-term debt........................      24,304       957.4     5.26          22,413     1,112.1     6.63             8.4
Company-obligated mandatorily
   redeemable preferred securities....       1,774       102.7     7.74           1,400        89.2     8.51            26.7
                                            ------------------                 --------------------
      Total interest-bearing
       liabilities....................     119,626     3,830.3     4.28         115,124     4,405.4     5.11             3.9
Other liabilities.....................       5,102                                3,956                                 29.0
Shareholders' equity..................      16,012                               14,257                                 12.3
                                           -------                             --------
      Total liabilities and
       shareholders' equity...........    $165,148                             $157,129                                  5.1%
                                          ========                             ========                             =============
Net interest income...................                $4,779.9                             $4,572.8
                                                      ========                             ========
Gross interest margin.................                             3.65%                                3.48%
                                                                  ======                               ======
Gross interest margin without
   taxable-equivalent increments......                             3.61                                 3.42
                                                                  ======                               ======
PERCENT OF EARNING ASSETS
Interest income.......................                             7.93%                                8.59%
Interest expense......................                             3.53                                 4.21
                                                                  ======                               ======
Net interest margin...................                             4.40                                 4.38
                                                                  ======                               ======
Net interest margin without
 taxable-equivalent increments........                             4.36%                                4.32%
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


 40                                                                 U.S. Bancorp

PART  II -- OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    3.1 Restated Certificate of Incorporation. Filed as Exhibit 3.1 to report on Form 10-K for the year end December 31, 2000.

    3.2 Restated Bylaws. Filed as Exhibit 3.2 to report on Form 10-K for the year end December 31, 2000.

    12  Computation of Ratio of Earnings to Fixed Charges

(B) REPORTS ON FORM 8-K

    During the three months ended September 30, 2001, the Company filed the following Current Reports on Form 8-K:

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

    - Form 8-K dated October 17, 2001, relating to the Company's third quarter, 2001 earning results.

    - Form 8-K dated October 31, 2001, relating to the public offering of $500,000,000 of Trust Preferred Securities.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. BANCORP

                                    By: /s/ TERRANCE R. DOLAN
                                      ------------------------------------------
                                      Terrance R. Dolan
                                      Executive Vice President and Controller
                                      (Chief Accounting Officer and Duly
DATE: November 14, 2001                 Authorized Officer)


U.S. Bancorp                                                                  41

EXHIBIT 12

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                                ---------------------------------------
(Dollars in Millions)                                                         2001                 2001
-------------------------------------------------------------------------------------------------------
EARNINGS
 1. Net income..............................................    $             38.7    $        1,011.1
 2. Applicable income taxes.................................                  21.9               534.9
                                                                ---------------------------------------
 3. Net income before taxes (1 + 2).........................    $             60.6    $        1,546.0
                                                                =======================================
 4. Fixed charges:
    a. Interest expense excluding interest on deposits......    $            439.3    $        1,493.6
    b. Portion of rents representative of interest and
  amortization of debt expense..............................                  20.9                66.2
                                                                ---------------------------------------
    c. Fixed charges excluding interest on deposits (4a +
  4b).......................................................                 460.2             1,559.8
    d. Interest on deposits.................................                 670.0             2,336.7
                                                                ---------------------------------------
    e. Fixed charges including interest on deposits (4c +
  4d).......................................................    $          1,130.2    $        3,896.5
                                                                =======================================
 5. Amortization of interest capitalized....................    $               --    $             --
 6. Earnings excluding interest on deposits (3 + 4c + 5)....                 520.8             3,105.8
 7. Earnings including interest on deposits (3 + 4e + 5)....               1,190.8             5,442.5
 8. Fixed charges excluding interest on deposits (4c).......                 460.2             1,559.8
 9. Fixed charges including interest on deposits (4e).......               1,130.2             3,896.5

RATIO OF EARNINGS TO FIXED CHARGES
10. Excluding interest on deposits (line 6/line 8)..........                  1.13                1.99
11. Including interest on deposits (line 7/line 9)..........                  1.05                1.40
=======================================================================================================

--------------------------------------------------------------------------------
                                                           First Class
                                                           U.S. Postage
                                                           PAID
                                                           Permit No. 2440
                                                           Minneapolis, MN
--------------------------------------------------------------------------------
CORPORATE INFORMATION

EXECUTIVE OFFICES
U.S. Bancorp
U.S. Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402-4302

COMMON STOCK TRANSFER AGENT AND REGISTRAR
U.S. Bank, N.A., a subsidiary of U.S. Bancorp, acts as transfer agent and registrar, dividend paying agent and dividend reinvestment plan agent for U.S. Bancorp and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, changes of address and dividend payment should be sent to the transfer agent at the following address:

U.S. Bank, N.A.
1555 North River Center Drive, Suite 301
Milwaukee, WI 53212
Phone: 1-800-637-7549
Fax: 414-276-4226
Email: firstarinvestorservice@firstar.com

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

U.S. Bank, N.A.
Dividend Reinvestment Department
1555 North River Center Drive, Suite 301
Milwaukee, WI 53212
or call 1-800-637-7549

INVESTMENT COMMUNITY CONTACTS
Howell D. McCullough
Senior Vice President, Investor Relations
612-973-2261
howell.mccullough@usbank.com

Judith T. Murphy
Vice President, Investor Relations
612-973-2264
judith.murphy@usbank.com

[US BANCORP LOGO(R)]

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