Form 10-K
period 2001-12-31
US BANCORP \DE\
filed 2002-02-28
CIK 36104

                                     USBANK
                                       SERVICE GUARANTEED [GRAPHIC]


                         This changes banking forever.
                                   2001 ANNUAL REPORT AND FORM 10-K

























                                        usbancorp(R)
                                          Five Star Service Guaranteed [GRAPHIC]

            Contents

            The New U.S. Bancorp

         1  Delivering Five Star
            Service Guaranteed

         2  Graphs of Selected
            Financial Highlights

         3  Financial Summary

         5  Letter to Shareholders

         6  Growing Diversified Businesses

         8  Providing Convenient Access

        10  Building the Best Bank
            in America

        12  Capitalizing on Growth
            Opportunities

        14  Providing Local Market
            Leadership and Community
            Support


            Financial Section

        16  Management's Discussion
            and Analysis

        48  Responsibility for
            Financial Statements

        48  Report of Independent
            Accountants

        49  Consolidated Financial
            Statements

        53  Notes to Consolidated
            Financial Statements

        84  Five-Year Consolidated
            Financial Statements

        88  Quarterly Consolidated
            Financial Data

        89  Supplemental Financial Data

        90  Annual Report on Form 10-K

        94  Executive Officers

        96  Directors

    Inside
back cover  Corporation Information

Back cover  Corporate Profile

DELIVERING

Five Star Service Guaranteed
This changes banking forever. Guaranteed customer service by every business line and every employee for every transaction, every day. Our exclusive Five Star Service Guarantee puts customer needs first and foremost.

     Outstanding customer service is so fundamental to the way we do business that our employees wear lapel pins with the inscription "Service Guaranteed" as a visible symbol of our commitment to customers. A replica of that pin is on the cover of this report, signifying its importance to U.S. Bank(R).

     In 1996, we created the original Five Star Service Guarantee for all of our customers who bank in a branch office. Our goal: to bring customers the highest level of service they have ever experienced from a financial institution. Since then, our pursuit of excellence has expanded to every line of business and department at U.S. Bank. Each one has its own set of Five Star Service Guarantees -- more than 80 guarantees in all, delivered by all business lines throughout our organization.

     This means that every employee is working every day not just to meet customer needs, but to exceed them. And, if anyone at U.S. Bank fails to keep any of our guarantees, we pay the customer for the inconvenience.

     We recognize that our service is what differentiates U.S. Bank from our competition. Product features and rates may be similar among banks, but guaranteed, outstanding service makes U.S. Bank unique. We say that some banks talk about great service, but only U.S. Bank guarantees it.

Circle of Service Excellence

     Our Five Star Service Guarantee is built on the outstanding efforts of our employees and their commitment and contribution to delivering the highest level of quality service for our customers.

     Each quarter we choose a select few employees who exemplify outstanding service for induction into the Circle of Service Excellence. We honor them at a luncheon hosted by U.S. Bancorp executives and at a Board of Directors meeting. We prominently display their portraits at our Five Star Halls of Fame, located in seven major markets. Stock options and local recognition are among the other ways we reward these top performers. We invite you to nominate an outstanding employee for our Circle of Service Excellence using the attached self-addressed, postage-paid nomination form.


                                                                  U.S. Bancorp 1

NET INCOME
(In millions of dollars)

       Operating Earnings(a)             Net Income
97        2,123.9                           1,599.3
98        2,519.3                           2,123.9
99        2,799.0                           2,381.8
00        3,106.9                           2,875.6
01        2,550.8                           1,706.5




DILUTED EARNINGS PER COMMON SHARE
(In dollars)

      Diluted Earnings Per Common Share      Diluted Earnings Per Common Share
            (Operating Basis)(a)
97               1.13                                      .85
98               1.30                                     1.10
99               1.45                                     1.23
00               1.62                                     1.50
01               1.32                                      .88

DIVIDENDS DECLARED PER COMMON SHARE (b)
(In dollars)

97                      .27
98                      .33
99                      .46
00                      .65
01                      .75

RETURN ON AVERAGE ASSETS
(In percents)


      Return on Average Assets            Return on Average
       (Operating Basis)(a)                    Assets
97              1.64                            1.24
98              1.76                            1.49
99              1.86                            1.59
00              1.96                            1.81
01              1.54                            1.03

RETURN ON AVERAGE COMMON EQUITY
(In percents)

     Return on Average Common Equity         Return on Average Common Equity
          (Operating Basis)(a)
97              19.5                                    14.7
98              20.3                                    17.2
99              21.2                                    18.0
00              21.6                                    20.0
01              15.7                                    10.5

DIVIDEND PAYOUT RATIO
(In percents)


      Dividend Payout Ratio                     Dividend Payout Ratio
      (Operating Basis)(a)
97              23.8                                    31.6
98              25.3                                    29.9
99              31.7                                    37.3
00              40.1                                    43.4
01              57.0                                    85.2

NET INTEREST MARGIN
(In percents)

97      4.72
98      4.44
99      4.44
00      4.36
01      4.45

EFFICIENCY RATIO
(In percents)

          Efficiency Ratio       Efficiency Ratio
        (Operating Basis)(a)
97              52.2                    59.9
98              52.2                    58.3
99              50.5                    55.7
00              48.8                    51.9
01              49.5                    57.5

BANKING EFFICIENCY RATIO (c)
(In percents)

         Banking Efficiency Ratio            Banking Efficiency Ratio
          (Operating Basis)(a)
97              51.7                                    59.5
98              49.7                                    56.1
99              46.3                                    52.1
00              43.5                                    46.8
01              45.2                                    52.5

AVERAGE ASSETS
(In millions of dollars)

97      129,493
98      142,887
99      150,167
00      158,481
01      165,944

AVERAGE SHAREHOLDERS' EQUITY
(In millions of dollars)

97      10,882
98      12,383
99      13,221
00      14,365
01      16,201

AVERAGE EQUITY TO AVERAGE ASSETS
(In percents)

97              8.40
98              8.67
99              8.80
00              9.06
01              9.76



2 U.S. Bancorp

FINANCIAL SUMMARY

                                                                                                      Percent Change  Percent Change
(Dollars in Millions, Except Per Share Data)                     2001           2000         1999          2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Operating earnings (a)......................................  $ 2,550.8     $ 3,106.9     $ 2,799.0        (17.9)%          11.0%
Merger and restructuring-related items (after-tax)..........     (844.3)       (231.3)       (417.2)
                                                              --------------------------------------
  Net income................................................  $ 1,706.5     $ 2,875.6     $ 2,381.8        (40.7)           20.7
                                                              --------------------------------------
PER COMMON SHARE
Earnings per share..........................................  $     .89     $    1.51     $    1.25        (41.1)%          20.8%
Diluted earnings per share..................................        .88          1.50          1.23        (41.3)           22.0
Dividends declared per share (b)............................        .75           .65           .46         15.4            41.3
Book value per share........................................       8.43          7.97          7.23          5.8            10.2
Market value per share......................................      20.93         23.25         21.13        (10.0)           10.0

FINANCIAL RATIOS
Return on average assets....................................       1.03%         1.81%         1.59%
Return on average equity....................................       10.5          20.0          18.0
Net interest margin (taxable-equivalent basis)..............       4.45          4.36          4.44
Efficiency ratio............................................       57.5          51.9          55.7

FINANCIAL RATIOS EXCLUDING MERGER AND
  RESTRUCTURING-RELATED ITEMS (A)
Return on average assets....................................       1.54%         1.96%         1.86%
Return on average equity....................................       15.7          21.6          21.2
Efficiency ratio............................................       49.5          48.8          50.5
Banking efficiency ratio (c)................................       45.2          43.5          46.3

AVERAGE BALANCES
Loans.......................................................  $ 118,177     $ 118,317     $ 109,638          (.1)%           7.9%
Earning assets..............................................    145,165       140,606       133,757          3.2             5.1
Assets......................................................    165,944       158,481       150,167          4.7             5.5
Deposits....................................................    104,956       103,426        99,920          1.5             3.5
Total shareholders' equity..................................     16,201        14,365        13,221         12.8             8.7

PERIOD END BALANCES
Loans.......................................................  $ 114,405     $ 122,365      $113,229         (6.5)%           8.1%
Allowance for credit losses.................................      2,457         1,787         1,710         37.5             4.5
Assets......................................................    171,390       164,921       154,318          3.9             6.9
Deposits....................................................    105,219       109,535       103,417         (3.9)            5.9
Total shareholders' equity..................................     16,461        15,168        13,947          8.5             8.8
Regulatory capital ratios
  Tangible common equity....................................        5.7%          6.3%          6.7%
  Tier 1 capital............................................        7.7           7.2           7.4
  Total risk-based capital..................................       11.7          10.6          11.0
  Leverage..................................................        7.7           7.4           7.5
------------------------------------------------------------------------------------------------------------------------------------

(a) The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the reader's understanding of, and highlight trends in, the Company's financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

(b) Dividends per share have not been restated for the 2001 merger of Firstar and the former U.S. Bancorp ("USBM").

(c)  Without investment banking and brokerage activity.

FORWARD-LOOKING STATEMENTS

This Annual Report and Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in the Company's reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) the Company could encounter unforeseen complications in connection with the ongoing integration of the products, operations and information systems of Firstar with USBM that could adversely affect the Company's operations or customer relationships; (iii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company's assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company's business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform;
(viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; and (ix) capital investments in the Company's businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

                                                                  U.S. Bancorp 3

                             [U.S. BANCORP PICTURE]







4 U.S. Bancorp

DEAR FELLOW SHAREHOLDERS:

     We are pleased to tell you that the seamless integration of Firstar and U.S. Bancorp proceeds on schedule to be completed by the end of the third quarter of 2002. We continue to successfully convert major systems and products to single operating platforms with virtually no customer disruption. The integration process has been thoughtful and intentional. We have worked very diligently to blend the best practices, people and products of both organizations.

     Your corporation ended 2001 with strong fourth quarter performance, highlighted by revenue momentum, margin improvement and a companywide focus on customer service quality. We are committed to seeing these trends continue through 2002.

     The year 2001 brought unprecedented challenges for our country and our company. During the third quarter, we took action to increase our reserves for potential loan losses and to strengthen our balance sheet. While we were disappointed in the resulting adverse effect on earnings, U.S. Bancorp now ranks among the top of our peer group in the strength of our credit reserves. We prudently recognized the economic slowdown and our inability to predict its length or the timing of a genuine recovery.

     For a company that prides itself on consistent earnings, our third quarter action was not an easy step to take. However, it helped us accomplish one of our primary objectives: having a balance sheet and a risk profile among the strongest in the industry. We have positioned ourselves to manage through the current economic cycle. Our credit quality remained stable in the fourth quarter, but we are prepared for the likelihood that nonperforming loans and charge-offs will increase throughout 2002.

     Providing outstanding service to all customers, backed by our exclusive Five Star Service Guarantee, is an ongoing priority at U.S. Bancorp, as is selling more of our products and services. You can read more about our Five Star Service Guarantee at the front of this report. Our operating revenue growth in the fourth quarter is a sure sign that our sales and service culture is taking effect.

     Although our combined franchise has yet to fulfill all of its potential, we are off to a strong start on a solid foundation. The success of our integration to date and the benefits of the merger became evident in our year-end results. We operate in stable, moderately growing and fast-growing markets, and we have a multi-tiered and comprehensive distribution system throughout those markets. Our scope and scale make us a low-cost provider with significant competitive advantages. We have a proven track record and skilled professionals who are the best in the industry running our businesses.

     We assure you that, as always, our highest priority is to increase the value of your investment in U.S. Bancorp. It is the reason we come to work each day.


Sincerely,

/s/ Jerry A. Grundhofer
Jerry A. Grundhofer
President and Chief Executive Officer

/s/ John F. Grundhofer
John F. Grundhofer
Chairman


February 22, 2002


U.S. Bancorp is well positioned to capitalize on growth opportunities.


                                                                  U.S. Bancorp 5

GROWING DIVERSIFIED BUSINESSES

Each U. S. Bancorp business line focuses on unique customer segments, enabling us to best meet the needs of our broad customer base.


* Treasury and Corporate Support contributed (1.0)% of 2001 operating income. Operating income represents pretax earnings before the provision for credit losses and merger and restructuring-related items.

** Assets are as of December 31, 2001 and reflect U.S. Bancorp Asset Management, Inc. and its affiliated private asset management group within U.S. Bank National Association. Investment products, including shares of mutual funds, are not obligations of, or guaranteed by, any bank, including U.S. Bank or any U.S. Bancorp affiliate, nor are they insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. An investment in such products involves investment risk, including possible loss of principal.

[PICTURE]

Consumer Banking

Delivers comprehensive financial products and services to the broad consumer and small business markets through 2,147 banking offices, telesales and telephone customer service, online banking, direct mail and 4,904 automated teller machines (ATMs)

[PICTURE]

Wholesale Banking

Offers relationship-based lending, depository, treasury management, foreign exchange, international banking, leasing and other financial services primarily to middle market, large corporate, financial institution and public sector clients

[PICTURE]

Payment Services

Includes consumer and business credit and debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing

[PICTURE]

Private Client, Trust and Asset Management

Provides a comprehensive array of private banking, personal, corporate and institutional trust, investment management, financial advisory, mutual fund and asset management services to affluent individuals, businesses, institutions and mutual funds

[PICTURE]

Capital Markets

Under the U.S. Bancorp Piper Jaffray(R) brand, provides financial advisory and securities brokerage services, mutual funds, annuities and insurance products to individuals and businesses; for corporate and public sector clients, engages in equity and fixed income trading activities and investment banking and underwriting services

KEY BUSINESS UNITS [Consumer Banking]

- Community Banking serves smaller and non-urban markets

- Metropolitan Banking serves larger urban and high-growth markets

- In-Store Banking complements traditional branches with accessible facilities in supermarkets, convenience stores and other locations

- Small Business Banking provides comprehensive financial solutions to businesses with annual revenue up to $5 million

- Consumer Lending provides student loans and serves consumers purchasing or leasing vehicles or marine equipment through franchised dealers

- Consumer Finance serves customers outside the traditional bank credit profile

- Home Mortgage Lending originates, purchases, sells and services residential mortgage loans

- Retail Brokerage and Insurance provides mutual funds, variable and fixed annuities, general securities and discount brokerage

STRENGTHS AND SUCCESSES

- Segmented business model

- Strong sales culture

- Top 3 small business lender

- Top 3 Small Business Administration bank lender

- Top 4 bank branch network

- Top 7 home equity lender

- Top 8 consumer lender

CONTRIBUTION TO
2001 U.S. BANCORP
OPERATING INCOME*

     37.5%
    [GRAPH]

KEY BUSINESS UNITS [Wholesale Banking]

- Commercial Banking serves middle market clients with annual sales between $5 million and $250 million, and clients in the commercial real estate, commercial vehicle dealership and energy industries

- Corporate Banking serves clients with annual sales greater than $250 million, those with specialized lending, equipment finance and leasing needs, companies in diverse specialty industries (such as agribusiness, health care, mortgage banking and media/communications), correspondent banks, government entities, and all wholesale clients in our headquarters market

- Treasury Management provides comprehensive cash management solutions to business clients, facilitating their deposits and the collection of funds, payments, and information to assist in the management and optimization of their cash position

STRENGTHS AND SUCCESSES

- Strong distribution system

- Comprehensive product set

- Relationship manager tenure and expertise

- Leading depository bank for federal, state and municipal governments

- Top 5 bank-owned leasing company

- Top 7 treasury management provider

CONTRIBUTION TO
2001 U.S. BANCORP
OPERATING INCOME*

     32.1%
    [GRAPH]

KEY BUSINESS UNITS [Payment Services]

- Corporate Payment Systems provides Visa(R) corporate and purchasing cards and other payment solutions to companies with annual sales greater than $50 million, as well as federal, state and local governments

- Card Services provides credit and debit card products to consumer and small business customers of U.S. Bancorp, correspondent financial institutions and co-brand partners

- NOVA Information Systems, Inc. specializes in integrated credit and debit card payment processing services, related software application products and value-added services for more than 650,000 U.S. merchant locations

- Transaction Services specializes in ATM processing, supporting U.S. Bank ATMs and facilitating electronic transactions for other financial institutions and corporations through ATMs, debit cards, two proprietary regional networks and a network gateway

STRENGTHS AND SUCCESSES

- Industry-leading products

- Proprietary technology

- Operational economies of scale

- No. 1 Visa commercial card issuer

- Top 2 universal fleet card provider

- Top 3 bank-owned ATM network

- Top 3 merchant processor

- Top 6 Visa and MasterCard(R) issuer

CONTRIBUTION TO
2001 U.S. BANCORP
OPERATING INCOME*

     18.9%
    [GRAPH]

KEY BUSINESS UNITS [Private Client, Trust and Asset Management]

- Private Client Group fulfills private banking, personal trust and investment management needs for affluent clients and has $79 billion in assets under administration

- Corporate Trust Services provides trustee services for more than $650 billion in municipal, corporate, asset-backed and international bonds

- Institutional Trust and Custody provides retirement, investment and custodian services to institutional clients

- Fund Services provides transfer agent, fund accounting, fund administration/ compliance and distribution to mutual fund complexes

- U.S. Bancorp Asset Management, Inc., with more than $121 billion** in assets under management, advises the $54 billion** First American(R) family of mutual funds and provides customized portfolio management for individuals, corporations, endowments, foundations, pension funds, public entities and labor unions

STRENGTHS AND SUCCESSES

- Creative, needs-based solutions

- Leading technology and operational economies of scale

- Breadth of asset management products

- Top 2 municipal trustee

- Top 3 transfer agent

- Top 5 bank-affiliated U.S. mutual fund family

- Top 6 among banks in record keeping assets

CONTRIBUTION TO
2001 U.S. BANCORP
OPERATING INCOME*

     10.7%
    [GRAPH]

KEY BUSINESS UNITS {Capital Markets]

- Private Advisory Services helps affluent clients meet their financial goals through a network of 123 brokerage offices

- Equity Capital Markets provides research, trading, sales and equity investment banking activities, including public offerings and advisory services for mergers and acquisitions, with niches in communications, consumer, health care, financial institutions, industrial growth and technology

- Fixed Income Capital Markets provides financing and investment expertise to public finance issuers, corporate debt issuers and institutional investors

STRENGTHS AND SUCCESSES

- Strong retail distribution network

- "Middle Market Mergers & Acquisitions Bank of the Year," Mergers & Acquisitions magazine, February 2001

- Top-performing equity bookrunner for lead-managed IPOs and follow-on offerings

- Record year for Fixed Income Capital Markets

- Leading manager of fixed income new issuance, underwriting $11.5 billion in agency securities and $6.3 billion in municipal bonds

CONTRIBUTION TO
2001 U.S. BANCORP
OPERATING INCOME*

     1.8%
   [GRAPH]

                                                                  U.S. Bancorp 7

PROVIDING
CONVENIENT ACCESS

                                   [PICTURE]

Our customers can choose the easiest way to bank, whether in person, by telephone, via ATM or online.

CUTTING-EDGE
DELIVERY TECHNOLOGIES

     24-Hour Banking: Our Consumer Banking customer service call centers handled 126,207,713 inbound inquiries in 2001, including 99,783,801 served by our interactive voice response system.

     ATM Banking: 4,904 leading-edge terminals are available around the clock throughout our 24-state banking region.

     Internet Banking: 1,155,733 consumer and small business customers are registered to conduct most transactions and inquiries at the click of a mouse.



8 U.S. Bancorp

     Consumer and business customers alike increasingly use technology to access their accounts with us. They also frequent our extensive network of bank branches and specialized offices, which remain the foundation of our commanding presence in many of the highest growth, most diversified markets in the United States. Wherever customers interact with us, they can count on consistent, leading-edge service.

BRANCH BANKING

     Our Community and Metropolitan Banking branches deliver all the products and services U.S. Bank has to offer. In our larger markets, branch staff act as concierges, connecting customers with experts across the company for specialized services. Nontraditional branch locations bring banking directly to where our customers live, work, study and shop inside retirement centers, workplaces and corporate sites, colleges and universities, and grocery and convenience stores. These dynamic locations feature special products, services and hours geared to the unique needs of local customers. Additionally, many specialized offices within and beyond our 24-state region serve unique customer segments such as brokerage, home mortgage and trust.

TELEPHONE BANKING

     Using 24-Hour Banking, consumers have anytime, anywhere access to their accounts by telephone, including Spanish language options. Dedicated call centers provide expertise to various business customer segments and others with specialized needs. Our telesales efforts offer customers new products and services to meet more of their financial needs while generating revenue growth for the company. Consumer Banking alone handled 1,402,849 inbound and outbound telesales calls in 2001.

ATM BANKING

     Our ATM network is great in number as well as functionality. We are upgrading approximately 1,500 branch terminals to Super ATMs, bringing the total number of Super ATMs to 3,444. These state-of-the-art ATMs enable customers not only to access funds, check balances and make deposits, but also to obtain statements, order checks, request check copies, purchase stamps and phone minutes... and more. Updated ATMs feature the new bright and colorful U.S. Bank look--signaling the best ATM service available.

INTERNET BANKING

     We offer comprehensive, fast, secure online service on all accounts across all business lines. Consumers enjoy the latest Internet banking capabilities available on www.usbank.com or www.firstar.com, where they can learn about products, open deposit accounts in real time, apply for loans and lines of credit, access account information, pay bills and more.

     Businesses and investors also benefit from increasingly sophisticated, specialized online tools. For example, we offer advanced capabilities to deliver check images to commercial customers via the Internet. Our Customer Automation Reporting Environment (C.A.R.E.) provides Internet access for corporate and purchasing card customers, merchants and government clients, who can generate customized reports at any time. And we recently became the first institution to offer complete Web-based reporting and processing for money market instrument issuers. It's all part of "e-enabling" our customers and employees with the latest technology.

RELATIONSHIP BANKING

     Relationships, complemented by comprehensive products and services, drive several of our key businesses, including Wholesale Banking, Private Client, Trust and Asset Management, and U.S. Bancorp Piper Jaffray. Clients of these businesses not only want quick, convenient access to conduct transactions, they also need expert advice and support. We offer both. Clients always have access to an experienced relationship manager--an ambassador who can help fulfill their day-to-day needs or direct them, as needed, to appropriate specialists across our organization in areas as diverse as asset management, investment banking and leasing.

                BRANCH BANKING AND SPECIALIZED SERVICES/OFFICES

                                     [MAP]


Branch Banking        Specialized Services/Offices

/ / 2,147 branch      - Commercial Banking              - Hong Kong
    banking offices   - Consumer Banking                - Canada
    in 24 states      - Corporate Banking               - Buenos Aires
                      - Payment Services                - Cayman Islands
    All Firstar       - Private Client, Trust and       - London
    locations will      Asset Management                - Tel Aviv
    operate as        - Technology and Operations
    U.S. Bank           Services
    by mid-2002       - U.S. Bancorp Piper Jaffray


                                                                  U.S. Bancorp 9

BUILDING THE
BEST BANK IN AMERICA

DISCIPLINED. DETAILED. DELIBERATE.

THE ONGOING INTEGRATION OF FIRSTAR AND U.S. BANK IS SEAMLESSLY CREATING ONE FINANCIAL POWERHOUSE, UNITED BY A SINGLE BRAND.

STRUCTURE AND PROCESS

     Every week for more than a year, corporate and line-of-business leaders from across U.S. Bancorp have been gathering to execute our comprehensive plan to integrate Firstar and U.S. Bank. They are united by a common goal: to ensure a flawless, cost-effective integration for the benefit of customers, shareholders and employees. Their stellar track record--years of experience executing dozens of successful mergers--produces outstanding results.

     The integration has been a textbook example of careful planning and smooth execution. Thorough preparation, employee training, systems testing and customer communication has ensured success. A series of systems conversions is bringing all our markets together on common operating and delivery platforms. Together we are equipped to handle increased capacity, enhanced functionality, and high-quality, consistent service wherever customers interact with us.


                                   [PICTURE]

10 U.S. Bancorp

QUALITY CONTROL AND MONITORING

     Exacting quality control and monitoring--before and after conversion events--ensure that our conversions proceed smoothly. Command centers track any issues so that customer service continues uninterrupted.

     Branch employee "ambassadors" with expert knowledge of our combined products, systems and processes are on location at newly converted branches and other front-office operations after conversion. They provide ongoing training and support for employees and ensure that customers experience business as usual. "Mystery shoppers" measure service levels before and after conversion events.

KEY ACCOMPLISHMENTS

     During the past year, we have worked diligently to combine our two predecessor organizations into an even stronger company. Together, we have created a better way to do business.

     We have established a new, efficient organizational structure. We have developed common employee benefits, programs and policies, including incentives that drive employees to generate revenue while fulfilling customers' needs. We have selected the best products and services from our combined resources-- or, through expanded capabilities, created new ones.

     Along the way, we have invested in cutting-edge, fully automated infrastructure that lays a solid foundation for growth. In migrating to new, cost-effective network technology, we have established greater connectivity between our front and back offices. We have e-enabled employees and customers to access information and conduct transactions with unprecedented accuracy and efficiency. Gone are closed-end, self-contained processing systems. Evolving is a dedicated open Internet protocol network that supports more than 300 million transactions a month and is backed by the Five Star Service Guarantee--testament to our confidence in our systems and staff.

COMPLETING THE INTEGRATION

     Our entire organization has embraced our exclusive Five Star Service Guarantee. Soon we'll be completely united under one strong brand--the new U.S. Bank.

     Starting in January and continuing through July 2002, the distinctive new red, white and blue U.S. Bank signs are rising market-by-market. All locations, including our ATM network, are in the process of displaying the updated identity, which promises "Five Star Service Guaranteed." In addition, all advertising and marketing materials, business supplies and customer documents reinforce our new brand.

     After final systems conversions in the third quarter of 2002, all customers will have convenient access to our new, improved product and service offerings wherever we operate. They will be able to make deposits and conduct other transactions at any of our branches across 24 states.

     Including our specialized businesses, the new U.S. Bank brand is recognizable from coast to coast. When customers see the U.S. Bank name, they can expect familiar faces, convenient access, top-quality solutions and unmatched service excellence--guaranteed!


INTEGRATION HIGHLIGHTS

                      3Q01
                      o U.S. Bancorp closes acquisition of NOVA
                        Corporation
                      o U.S. Bancorp closes acquisition of 20 Southern        1Q02
                        California branches from Pacific Century Bank         o Name change begins in selected markets
1Q01                  o Commercial loan centers consolidate                   o Integration of major deposit-related systems
o Firstar and         o Firstar Funds merge into First American Funds(R)        begins in selected markets
  U.S. Bancorp                      |                                         o Major trust systems convert to
  join forces                       |                                           common platform
  |                                 |                                           |
  |                                 |                                           |
----------------------------------------------------------------------------------------------------------------------------------
               |                                        |                                    |                 |
               |                                        |                                    |                 |
    2Q01                                           4Q01                                      |        3Q02
    o First American Asset Management              o Branded credit cards merge              |        o Name change and deposit
      and FIRMCO merge into U.S. Bancorp             onto common platform                    |          integrations to be completed
      Asset Management, Inc.                       o Consumer loans convert to               |        o Teller and personal banker
    o Mortgage loans convert to common               common platform                         |          system upgrades to be
      platform                                     o Five Star Service Guarantee             |          completed
                                                     promotion launches across all           |
                                                     business lines                         2Q02
                                                   o Human Resources systems                o Teller and personal banker system
                                                     convert to common platform               upgrades begin in selected markets
                                                                                            o Name change and deposit integrations
                                                                                              continue in selected markets


                                                                 U.S. Bancorp 11

CAPITALIZING
ON GROWTH OPPORTUNITIES

     The combination of Firstar and U.S. Bancorp has created a larger, stronger company with a solid foundation for growth. We will grow by using strategic cost advantage to gain market share, emphasizing customer service and investing in higher-growth businesses.

     Our future begins with our basic banking operations. We already rank among the top three commercial banks in 50 metropolitan areas based on deposits. We are penetrating all our markets even further with our expanded, improved set of high-quality products--backed everywhere by our Five Star Service Guarantee.

     Consumers enjoy expanded access through 2,147 branches and 4,904 ATMs in 24 states, plus state-of-the-art telephone and Internet banking channels. Businesses also benefit from our expanded geographic reach and technology investments.

                                   [PICTURE]

Outstanding products. High-growth markets. Flourishing businesses. Convenient, efficient delivery. U.S. Bancorp is positioned to soar.

12 U.S. Bancorp

National retailers, in particular, are benefiting from enhanced depository and treasury management products accessible through common accounts across the region, including the expansion of our cash vault capabilities to new markets. Trust customers benefit from our greater economies of scale and state-of-the-art products and systems.

     We continually strive to serve customers across business lines, gaining more of their business. In 2001, for example, U.S. Bancorp Piper Jaffray Fixed Income Capital Markets had a record year in corporate debt issuance, managing 35 issues with a par amount of more than $19 billion, including preferred stock and note issues for U.S. Bancorp. Meanwhile, customers deposited more than $490 million into U.S. Bancorp Piper Jaffray Prime Accounts(SM) and other brokerage accounts through U.S. Bank branches and ATMs--up over 134 percent from a year earlier. When the integration is completed, investors will have access to their brokerage accounts at all of our bank branches.

     Ultimately, our growth depends on our people. We have created a sales culture driven by customer needs and rewarded by incentives for outstanding, measurable performance. Every employee, from the front line to the back office, is eligible for incentives to strengthen existing customer relationships, build new ones, and provide outstanding guaranteed service to all customers, whether external or internal.

HISPANIC INITIATIVE TAPS SUCCESS

     The U.S. Hispanic community numbers more than 35 million consumers with $450 billion in spending and investment power. Approximately 1.2 million Hispanic businesses have $200 billion in revenues. It's a remarkable success story--and opportunity.

     Our Hispanic Initiative, launched in 2001, is our coordinated program to be an outstanding bank, responsive business partner and superior employer in key markets. It focuses on more than 300 branches serving communities with large Hispanic populations, both English- and Spanish-speaking. More than ever before, we are hiring additional Hispanic employees who reflect the diversity of their local communities and who communicate more effectively with customers. Our employees are visible community leaders who have strong relationships with Hispanic individuals, businesses and community organizations.

     Our ATMs and 24-Hour Banking system feature expanded Spanish language options. Additionally, we have telephone customer service representatives who speak Spanish and other foreign languages. We also are displaying more signs and materials in Spanish.

     We offer many programs that help meet the needs of various segments of Hispanic customers. To help first-time borrowers, we created the Credit Builder Secured Loan. We also accept identification issued by the Consulate of Mexico, issue the Visa(R) Payroll Card and offer a low-cost money transfer program.

     Our Hispanic Initiative extends to partnerships with Hispanic Chambers of Commerce and other organizations, and to community service. Free seminars, for example, cover topics ranging from the basics of banking in the United States (especially geared to Spanish-speaking immigrants) to first-time home ownership. Hispanic customers know they can turn to U.S. Bank to turn their American Dream into reality.

PAYMENT SERVICES: GROWTH ENGINE

     Payment Services represents one of our greatest growth opportunities. We continue to build our core commercial and consumer card businesses while investing in other industry-leading, payment-related businesses.

     PowerTrack(R), our innovative online payment processing and transaction tracking system, has seemingly unlimited potential. First introduced to the freight industry, this single-source information center provides powerful control for the logistics process. On the Internet or via a private network, shipment information is stored as a single electronic document that is instantly available to both shipper and carrier. By eliminating manual reconciliation of invoices and freight bills, companies can save significantly on each transaction. With expansion into other industries, PowerTrack delivers the future--faster, more accurate payments and exceptional analytical reporting tools for better management decisions. The result is more efficiency and control for both buyer and seller.

     In 2001 we closed on our purchase of NOVA Corporation, now known as NOVA Information Systems, Inc., a wholly owned subsidiary of U.S. Bancorp. This merchant payment processor ranks as the third-largest in the United States, serving 650,000 businesses of all sizes. Merchants benefit from our industry-leading product offerings, including electronic check processing, a variety of Web-enabled tools, and a full array of point-of-sale applications in addition to credit card and debit card processing.

     Within our Transaction Services division, Elan Financial Services serves more than 3,000 financial institutions through a complete range of products and services including credit card issuing, and ATM, debit card and merchant processing. Elan also provides full-service support and management tools that are offered uniquely through a single source. The suite of products enables small- to mid-sized financial institution clients to compete effectively with larger institutions. Elan leverages these unique capabilities to also provide ATM driving and deployment, and debit gateway services to large corporate clients.

                                                                 U.S. Bancorp 13

                                   [PICTURE]

Providing Local Market Leadership and Community Support




14 U.S. Bancorp

Local management. Local decisions. Local involvement. At U.S. Bancorp, we are deeply rooted in the communities we serve, and we recognize that the best solutions come most often from those who are closest to the market.

LOCAL MARKET LEADERSHIP

     U.S. Bank markets are segmented into Metropolitan Banking in large urban areas and Community Banking in smaller urban and non-urban locales. U.S. Bank maximizes its ability to serve our Metropolitan Banking markets through the independent management of our major lines of business. In Community Banking markets, however, all lines of business are offered and marketed through branch offices. In every market, large or small, our local management teams make the decisions that most directly affect their customers. Local autonomy in resource allocation, community affairs, pricing and business development enhances local market control.

LOCAL BANK BOARDS

     The best decisions and the best customer service come from knowing our markets and our customers. To enhance our own management's understanding of local economies, critical issues, business and public affairs, we have established local bank boards throughout our markets. The boards include local business and civic leaders in addition to U.S. Bank executives. The perspective of these board members is invaluable.

COMMUNITY INVOLVEMENT

     At U.S. Bancorp, community is more than a location. Community is the corporate spirit of accepting the role as a facilitator for the people, businesses and nonprofit organizations in our markets to achieve their financial goals and enrich their lives.

     To that end, we provide both corporate and local leadership on issues of community importance; we tailor our products and services to our communities' diverse needs; our local managers are visible and involved in community organizations and economic development efforts; and we encourage and support our employees' ongoing volunteer efforts. We believe that our success depends on the vitality of the communities we serve, and we bring together many resources to help make possible economic, educational and cultural development.

U.S. BANCORP FOUNDATION
2001 Charitable Contributions
by Program Area

   [GRAPH]


- 32% United Way & Human Services

- 28% Economic Opportunity

- 18% Arts & Culture

- 16% Education

- 5%  Employee Matching Gifts

- 1%  Miscellaneous

     Through the U.S. Bancorp Foundation, we contribute millions of dollars back to the communities in which we do business through charitable grants to nonprofit organizations. We provide critical financing for revitalization efforts, job programs and affordable housing. We sponsor the United Way at generous levels to meet critical human service needs. We sponsor a wide variety of amateur and professional artistic groups; professional, college and high school sporting events and teams; and neighborhood and civic events. From the smallest towns to the largest cities, U.S. Bancorp is an integral part of the fabric of every hometown.

DEVELOPMENT NETWORK

     The U.S. Bancorp Development Network comprises 35 geographically based employee chapters with a common mission--to promote the personal and professional development of our employees, to provide networking opportunities within our organization and to offer a framework for involvement in community service. Individual Development Network chapters recruit public school tutors and mentors from our employee base, raise funds for many charitable causes and community efforts, participate in various walkathons and races, assist elderly residents with simple home repairs and maintenance, build Habitat for Humanity homes, and become involved in other community services.



                                                                 U.S. Bancorp 15

Management's Discussion and Analysis

OVERVIEW

U.S. Bancorp and its subsidiaries ("the Company") compose the organization created by the acquisition by Firstar Corporation ("Firstar") of the former U.S. Bancorp of Minneapolis, Minnesota ("USBM"). The merger was completed on February 27, 2001, as a pooling-of-interests, and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was exchanged for one share of the Company's common stock while each share of USBM stock was exchanged for 1.265 shares of the Company's common stock. The new Company retained the U.S. Bancorp name.

EARNINGS SUMMARY The Company reported net income of $1.7 billion in 2001, or $.88 per diluted share, compared with $2.9 billion, or $1.50 per diluted share, in 2000. Return on average assets and return on average common equity were 1.03 percent and 10.5 percent in 2001, compared with returns of 1.81 percent and 20.0 percent in 2000. The year-over-year decline in earnings per diluted share and return on average assets was primarily due to a decline in capital markets activities, merger and restructuring-related items and a higher provision for credit losses which reflected deterioration in economic conditions and credit quality relative to a year ago. The reduction in the Company's return on average common equity also reflected the impact of recent acquisitions, which were accounted for using the purchase method. Net income included after-tax merger and restructuring-related items of $844.3 million ($1.3 billion on a pre-tax basis) in 2001 compared with $231.3 million ($348.7 million on a pre-tax basis) in 2000. Merger and restructuring-related items, on a pre-tax basis, included a $62.2 million gain on the sale of branches, $847.2 million of noninterest expenses and $382.2 million of provision for credit losses associated with the merger of Firstar and USBM. Merger and restructuring-related items also included $50.7 million of expense for restructuring operations of U.S. Bancorp Piper Jaffray, and $48.5 million related to the acquisition of NOVA Corporation ("NOVA") and other recent acquisitions. The efficiency ratio (the ratio of expenses to revenues) increased to 57.5 percent in 2001 compared with 51.9 percent in 2000 primarily due to the impact of merger and restructuring-related items. Refer to page 22 for further discussion of merger and restructuring-related items.

    The Company had operating earnings (net income excluding merger and restructuring-related items) of $2.6 billion in 2001, or $1.32 per diluted share, compared with $3.1 billion, or $1.62 per diluted share in 2000. Operating earnings on a "cash basis" (calculated by adding amortization of goodwill and other intangible assets to operating earnings) was $1.59 per diluted share in 2001, compared with $1.82 per diluted share in 2000. Return on average assets and return on average common equity, excluding merger-related items, were 1.54 percent and 15.7 percent in 2001, compared with returns of 1.96 percent and 21.6 percent in 2000. Operating earnings in 2001 reflected total net revenue growth on a taxable-equivalent basis, excluding merger-related gains, of 6.7 percent, offset by growth in noninterest expenses, excluding merger and restructuring-related charges, of 5.4 percent. On an operating basis, the efficiency ratio was 49.5 percent in 2001, compared with 48.8 percent in 2000. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity) before merger and restructuring-related charges was 45.2 percent in 2001, compared with 43.5 percent in 2000. The increase in the banking efficiency ratio was primarily due to the impact of recent acquisitions including NOVA.

    Net income and operating earnings for 2001 included a number of significant items. During 2001, the provision for credit losses was $2.5 billion, an increase of $1.7 billion from a year ago. The change was due to an increased level of nonperforming assets and charge-offs, deterioration in specific credit portfolios, merger-related portfolio restructurings and specific actions taken by management to accelerate the Company's workout strategy for nonperforming assets. Results for 2001 also reflect the impairment of retail leasing residuals due to sluggish pre-owned car markets, recognition of mortgage servicing rights ("MSR") impairment during the declining rate environment and asset write-downs of commercial leasing partnerships and repossessed tractor/trailer property. These asset impairments were partially offset by gains related to sales of buildings and investment securities.

    The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger-related charges referred to in this analysis as "operating earnings". Operating earnings and related discussions are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the non-recurring

U.S. Bancorp
effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

TABLE 1 Selected Financial Data

Year Ended December 31
(Dollars and Shares in Millions, Except Per Share Data)           2001         2000        1999        1998        1997
-----------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Interest income (taxable-equivalent basis).................  $11,139.5    $12,157.9   $10,723.0   $10,535.9   $ 9,921.8
Interest expense...........................................    4,674.8      6,022.9     4,790.3     4,859.7     4,389.8
                                                             ----------------------------------------------------------
   Net interest income.....................................    6,464.7      6,135.0     5,932.7     5,676.2     5,532.0
Securities gains, net......................................      329.1          8.1        13.2        29.1         7.3
Noninterest income(a)......................................    4,968.1      4,875.1     4,231.7     3,572.8     2,711.3
                                                             ----------------------------------------------------------
   Total net revenue.......................................   11,761.9     11,018.2    10,177.6     9,278.1     8,250.6
Noninterest expense(a).....................................    5,658.8      5,368.3     5,128.5     4,829.6     4,306.7
Provision for credit losses(a).............................    2,146.6        828.0       638.5       453.4       619.6
                                                             ----------------------------------------------------------
   Income before taxes and merger and restructuring-related
   items...................................................    3,956.5      4,821.9     4,410.6     3,995.1     3,324.3
Taxable-equivalent adjustment..............................       55.9         85.4        96.3       111.2       121.1
Income taxes...............................................    1,349.8      1,629.6     1,515.3     1,364.6     1,079.3
                                                             ----------------------------------------------------------
Operating earnings(a)......................................    2,550.8      3,106.9     2,799.0     2,519.3     2,123.9
Merger and restructuring-related items (after-tax).........     (844.3)      (231.3)     (417.2)     (386.4)     (524.6)
                                                             ----------------------------------------------------------
   Net income in accordance with GAAP......................  $ 1,706.5    $ 2,875.6   $ 2,381.8   $ 2,132.9   $ 1,599.3
                                                             ----------------------------------------------------------
PER COMMON SHARE
Earnings per share.........................................  $     .89    $    1.51   $    1.25   $    1.12   $     .86
Diluted earnings per share.................................        .88         1.50        1.23        1.10         .85
Dividends declared per share(b)............................        .75          .65         .46         .33         .27
Average shares outstanding.................................    1,927.9      1,906.0     1,907.8     1,898.8     1,841.0
Average diluted shares outstanding.........................    1,939.5      1,918.5     1,930.0     1,930.5     1,872.2
FINANCIAL RATIOS
Return on average assets...................................       1.03%        1.81%       1.59%       1.49%       1.24%
Return on average equity...................................       10.5         20.0        18.0        17.2        14.7
Net interest margin (taxable-equivalent basis).............       4.45         4.36        4.44        4.44        4.72
Efficiency ratio...........................................       57.5         51.9        55.7        58.3        59.9
FINANCIAL RATIOS EXCLUDING MERGER AND RESTRUCTURING-RELATED
   ITEMS(A)
Return on average assets...................................       1.54%        1.96%       1.86%       1.76%       1.64%
Return on average equity...................................       15.7         21.6        21.2        20.3        19.5
Efficiency ratio...........................................       49.5         48.8        50.5        52.2        52.2
Banking efficiency ratio(c)................................       45.2         43.5        46.3        49.7        51.7
AVERAGE BALANCE SHEET
Loans......................................................  $ 118,177    $ 118,317   $ 109,638   $ 102,451   $  95,149
Loans held for sale........................................      1,911        1,303       1,450       1,264         549
Investment securities......................................     21,916       17,311      19,271      21,114      19,123
Earning assets.............................................    145,165      140,606     133,757     127,738     117,173
Assets.....................................................    165,944      158,481     150,167     142,887     129,493
Noninterest-bearing deposits...............................     25,109       23,820      23,556      23,011      20,984
Deposits...................................................    104,956      103,426      99,920      98,940      93,322
Short-term borrowings......................................     12,980       12,586      11,707      11,102      11,791
Long-term debt.............................................     24,608       22,410      20,248      15,732       9,481
Total shareholders' equity.................................     16,201       14,365      13,221      12,383      10,882
YEAR-END BALANCE SHEET
Loans......................................................  $ 114,405    $ 122,365   $ 113,229   $ 106,958   $  99,029
Investment securities......................................     26,608       17,642      17,449      20,965      20,442
Assets.....................................................    171,390      164,921     154,318     150,714     137,488
Deposits...................................................    105,219      109,535     103,417     104,346      98,323
Long-term debt.............................................     25,716       21,876      21,027      18,679      13,181
Total shareholders' equity.................................     16,461       15,168      13,947      12,574      11,402
-----------------------------------------------------------------------------------------------------------------------

(a) The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

(b) Dividends per share have not been restated for the 2001 merger of Firstar and USBM.

(c) Without investment banking and brokerage activity.

                                                                    U.S. Bancorp

ACQUISITION AND DIVESTITURE ACTIVITY In addition to restating all prior periods to reflect the merger of Firstar and USBM, operating results for 2001 reflect the following transactions accounted for as purchases from the date of completion. On July 24, 2001, the Company acquired NOVA, the nation's third largest merchant processing service provider, in a stock and cash transaction valued at approximately $2.1 billion. On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern California with approximately $712 million in deposits and $570 million in loans. On October 13, 2000, the Company acquired Scripps Financial Corporation of San Diego, which had 10 branches in San Diego County and total assets of $650 million. On September 28, 2000, the Company acquired Lyon Financial Services, Inc., a wholly owned subsidiary of the privately held Schwan's Sales Enterprises Inc. in Marshall, Minnesota. Lyon Financial specializes in small-ticket lease transactions and had $1.3 billion in assets. On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology equipment leasing company with total assets of $280 million. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, which had 11 branches in San Diego County and total assets of $491 million. In addition to these business combinations, the Company purchased 41 branches in Tennessee from First Union National Bank on December 8, 2000, representing approximately $450 million in assets and $1.8 billion in deposits.

    On September 20, 1999, Firstar and Mercantile Bancorporation, Inc. ("Mercantile") merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Mercantile stock was exchanged for 2.091 shares of Firstar common stock. Refer to Note 3 and Note 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

    On January 18, 2002, the Company announced a definitive agreement to acquire The Leader Mortgage Company, LLC ("Leader"), a wholly owned subsidiary of First Defiance Financial Corporation, in a cash transaction. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. Leader had $506 million in assets at December 31, 2001. In 2001, it had $2.1 billion in mortgage production and an $8.6 billion servicing portfolio at December 31, 2001. The transaction is expected to close in the second quarter of 2002.

STATEMENT OF INCOME ANALYSIS

NET INTEREST INCOME Net interest income on a taxable-equivalent basis was $6.5 billion in 2001, compared with $6.1 billion in 2000 and $5.9 billion in 1999. The 5.4 percent increase in 2001 as compared with 2000 was due to improving net interest margin and growth in average earning assets. The net interest margin in 2001 was 4.45 percent, compared with 4.36 percent in 2000. The improvement in the net interest margin was due to the funding benefit of the declining rate environment and improved spreads due to product re-pricing dynamics and loan conduit activities. This was offset somewhat by the first quarter 2001 sales of the high loan-to-value ("LTV") home equity portfolios and lower yields on the investment portfolio. Average earning assets for 2001 increased $4.6 billion (3.2 percent) over 2000. The increase was primarily driven by increases in the investment portfolio, core retail loan growth and the impact of acquisitions. This growth was partially offset by a $2.7 billion decline in lower margin residential mortgages and a $2.2 billion

TABLE 2 Reconciliation of Operating Earnings(a) to Net Income in Accordance with
        GAAP

Year Ended December 31 (Dollars in Millions)                      2001        2000        1999        1998        1997
----------------------------------------------------------------------------------------------------------------------
Operating earnings.........................................  $ 2,550.8    $3,106.9    $2,799.0    $2,519.3    $2,123.9
Merger and restructuring-related items
   Gains on the sale of branches...........................       62.2          --          --        48.1          --
   Integration, conversion and other charges...............     (946.4)     (348.7)     (355.1)     (593.8)     (633.0)
   Securities losses to restructure portfolio..............         --          --      (177.7)         --          --
   Provision for credit losses(b)..........................     (382.2)         --        (7.5)      (37.9)      (20.3)
                                                             ---------------------------------------------------------
   Pretax impact...........................................   (1,266.4)     (348.7)     (540.3)     (583.6)     (653.3)
   Applicable tax benefit..................................      422.1       117.4       123.1       197.2       128.7
                                                             ---------------------------------------------------------
Net income in accordance with GAAP.........................  $ 1,706.5    $2,875.6    $2,381.8    $2,132.9    $1,599.3
----------------------------------------------------------------------------------------------------------------------

(a) The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

(b) Provision for credit losses in 2001 includes losses of $201.3 million on the disposition of an unsecured small business credit line portfolio, losses of $76.6 million on the sales of high loan-to-value home equity and indirect automobile loan portfolios, $90.0 million of charges to align credit policies and risk management practices, and $14.3 million to restructure a co-branding credit card relationship.

U.S. Bancorp
reduction related to transfers of short-term, high credit quality, low margin commercial loans to Stellar Funding Group, Inc. ("loan conduit").

    Average investment securities were $4.6 billion (26.6 percent) higher in 2001 compared with 2000, reflecting net purchases of securities.

    Average interest-bearing deposits increased $241 million (.3 percent) from 2000. Growth in average interest checking and money market deposits was more than offset by reductions in the average balances of higher cost time certificates of deposit less than $100,000. The decline in time certificates of deposit less than $100,000 reflects funding decisions toward more favorably priced wholesale funding sources given the interest rate environment during 2001.

    Average net free funds increased $1.2 billion from a year ago including an increase in noninterest-bearing deposits of $1.3 billion (5.4 percent) compared with 2000.

    Net interest income on a taxable-equivalent basis increased $202.3 million (3.4 percent) in 2000 compared with 1999. The increase was primarily due to growth in earning assets offset somewhat by a declining net interest margin. Average earning assets increased $6.8 billion (5.1 percent) in 2000, primarily due to strong core loan growth and acquisitions partially offset by reductions in residential mortgages and securities. Average loans for 2000 were up $8.7 billion (7.9 percent) from 1999, reflecting growth in commercial loans, retail loans, and acquisitions, offset by reductions in residential mortgage loans. Average investment securities were $2.0 billion (10.2 percent) lower in 2000 compared with 1999, reflecting both maturities and sales of securities. Average interest-bearing deposits increased $3.2 billion (4.2 percent) from 1999. This increase in interest-bearing deposits was primarily due to a $4.2 billion increase (48.8 percent) in time deposits greater than $100,000 reflecting the rising interest rate environment during 2000. Average net free funds increased $566 million in 2000 including an increase in noninterest-bearing deposits of $264 million (1.1 percent) compared with 1999. The net interest margin declined from 4.44 percent in 1999 to 4.36 percent in 2000, as lagging deposit growth in 2000 relative to total earning assets increased the Company's incremental cost of funding. Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 86 and 87 for further interest margin detail.

PROVISION FOR CREDIT LOSSES The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in "Analysis and Determination of Allowance for Credit Losses" on pages 34 through 36. During 2001, the provision for credit losses was $2,528.8 million, compared with $828.0 million in 2000 and $646.0 million in 1999.

    Included in the provision for credit losses for 2001 was a merger and restructuring-related provision of $382.2 million. The merger and restructuring-related provision consisted of: a $201.3 million provision for losses related to the disposition of an unsecured small business product; a $90.0 million charge to align risk management practices, align charge-off policies and expedite the transition out of a specific segment of the healthcare industry not meeting the risk appetite of the Company; a $76.6 million provision for losses related to the sales of high LTV home equity loans and the indirect automobile loan portfolio of USBM; and a $14.3 million charge related

TABLE 3 Analysis of Net Interest Income

                                                                                                              2001           2000
(Dollars in Millions)                                            2001            2000            1999       v 2000         v 1999
---------------------------------------------------------------------------------------------------------------------------------
Components of net interest income
   Income on earning assets..........................       $11,139.5    $   12,157.9    $   10,723.0    $(1,018.4)      $1,434.9
   Expenses on interest bearing liabilities..........         4,674.8         6,022.9         4,790.3     (1,348.1)       1,232.6
                                                            ---------------------------------------------------------------------
Net interest income (taxable-equivalent basis).......       $ 6,464.7    $    6,135.0    $    5,932.7    $   329.7       $  202.3
                                                            ---------------------------------------------------------------------
Net interest income, as reported.....................       $ 6,408.8    $    6,049.6    $    5,836.4    $   359.2       $  213.2
                                                            ---------------------------------------------------------------------
Average yields and rates paid (taxable-equivalent
 basis)
   Earning assets yield..............................            7.67%           8.65%           8.02%        (.98)%          .63%
   Rate paid on interest-bearing liabilities.........            3.92            5.19            4.37        (1.27)           .82
                                                            ---------------------------------------------------------------------
Gross interest margin................................            3.75%           3.46%           3.65%         .29%          (.19)%
                                                            ---------------------------------------------------------------------
Net interest margin..................................            4.45%           4.36%           4.44%         .09%          (.08)%
                                                            ---------------------------------------------------------------------
Average balances
   Investment securities.............................       $  21,916    $     17,311    $     19,271    $   4,605       $ (1,960)
   Loans.............................................         118,177         118,317         109,638         (140)         8,679
   Earning assets....................................         145,165         140,606         133,757        4,559          6,849
   Interest-bearing liabilities......................         119,390         116,002         109,719        3,388          6,283
   Net free funds(a).................................          25,775          24,604          24,038        1,171            566
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

                                                                    U.S. Bancorp
to the restructuring of a co-branding credit card relationship. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information on merger and restructuring-related items.

    The provision for credit losses in 2001, excluding merger and restructuring-related items, was $2,146.6 million, an increase of $1,318.6 million over 2000. The increase was primarily due to a $160.0 million charge during the first quarter of 2001 in connection with an accelerated loan workout strategy and a $1,025.0 million incremental provision recognized in the third quarter of 2001. The third quarter incremental provision for credit losses was taken after extensive reviews of the Company's commercial portfolio in light of declining economic conditions and company-specific trends. This action recognized an increasing probability that the economic slowdown already occurring had accelerated and may be more prolonged than previously anticipated. Given the continuing economic stress in various industry sectors, increasing unemployment and trends in consumer delinquencies and charge-offs, the Company may experience higher levels of nonperforming loans and volatility in net charge-offs during the next several quarters.

    Refer to "Corporate Risk Profile" on pages 29 through 36, for further information on the factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

NONINTEREST INCOME Noninterest income in 2001 was $5.4 billion, compared with $4.9 billion in 2000 and $4.2 billion in 1999. The increase of $476.2 million (9.8 percent) in 2001 compared with 2000 included $62.2 million of merger and restructuring-related gains in connection with the required sale of 14 branches associated with the merger of Firstar and USBM. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information on merger and restructuring-related items. Excluding merger and restructuring-related gains, noninterest income was $5.3 billion in 2001, an increase of $414.0 million (8.5 percent) from 2000. Credit card fee revenue increased $12.5 million (1.6 percent) in 2001 compared to revenue growth of $113.6 million

TABLE 4 Net Interest Income -- Changes Due to Rate and Volume

                                                              2001 v 2000                                 2000 v 1999
                                                   ------------------------------------------------------------------------------
(Dollars in Millions)                               Volume    Yield/Rate        Total           Volume    Yield/Rate        Total
---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in
   Interest income
      Commercial loans......................       $    .9    ( $ 615.6)    ($  614.7)         $ 511.1     $ 457.8      $   968.9
      Commercial real estate................           3.6       (297.9)       (294.3)           249.2       116.0          365.2
      Residential mortgages.................        (204.6)        (5.1)       (209.7)          (233.3)        3.0         (230.3)
      Retail loans..........................         254.4       (247.1)          7.3            202.0       130.0          332.0
                                                   ------------------------------------------------------------------------------
         Total loans........................          54.3     (1,165.7)     (1,111.4)           729.0       706.8        1,435.8
      Loans held for sale...................          47.7         (2.9)         44.8            (10.5)        8.7           (1.8)
      Investment securities.................         314.1       (190.5)        123.6           (128.2)       71.9          (56.3)
      Money market investments..............         (12.7)       (14.6)        (27.3)            (6.3)       15.3            9.0
      Trading securities....................           (.6)         2.3           1.7             11.3        (1.5)           9.8
      Other earning assets..................         (22.1)       (27.7)        (49.8)            18.7        19.7           38.4
                                                   ------------------------------------------------------------------------------
         Total..............................         380.7     (1,399.1)     (1,018.4)           614.0       820.9        1,434.9
   Interest expense
      Interest checking.....................          19.2        (86.0)        (66.8)             2.5        36.9           39.4
      Money market accounts.................          94.7       (383.7)       (289.0)             9.0       148.8          157.8
      Savings accounts......................          (6.7)       (24.8)        (31.5)           (17.5)      (20.4)         (37.9)
      Time certificates of deposit less than
         $100,000...........................        (142.9)       (74.0)       (216.9)           (21.9)      157.6          135.7
      Time deposits greater than $100,000...           9.2       (195.7)       (186.5)           225.6       128.2          353.8
                                                   ------------------------------------------------------------------------------
         Total interest-bearing deposits....         (26.5)      (764.2)       (790.7)           197.7       451.1          648.8
      Short-term borrowings.................          24.5       (272.1)       (247.6)            43.7       155.6          199.3
      Long-term debt........................         148.1       (495.8)       (347.7)           120.3       263.2          383.5
      Company obligated mandatorily
         redeemable preferred securities....          44.4         (6.5)         37.9               --         1.0            1.0
                                                   ------------------------------------------------------------------------------
         Total..............................         190.5     (1,538.6)     (1,348.1)           361.7       870.9        1,232.6
                                                   ------------------------------------------------------------------------------
      Increase (decrease) in net interest
         income.............................       $ 190.2    $   139.5     $   329.7          $ 252.3     ($ 50.0)     $   202.3
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

U.S. Bancorp

(17.5 percent) in 2000 reflecting slower growth in corporate, purchasing and retail card transaction volumes during the year. Corporate card transaction volumes declined somewhat in late 2001 principally due to slower economic conditions and declining business travel since the events of September 11, 2001. Merchant and ATM processing revenue increased $198.5 million, or 86.2 percent, principally due to the NOVA acquisition. Deposit service charges, commercial product revenue, cash management fees, and mortgage banking revenue also improved in 2001 compared with 2000 by $109.5 million (19.9 percent), $81.5 million (26.8 percent), $54.9 million (18.8 percent), and $44.1 million (23.2 percent), respectively. The increase in deposit service charges was primarily due to the alignment and re-design of products and features following the merger of Firstar and USBM. The increase in commercial product revenue and cash management fees was primarily driven by the growth in core business, loan conduit activities and product enhancements. Mortgage banking revenue increased in 2001 compared with 2000 due to increased origination and sales fees and loan servicing revenue, partially offset by a decrease in gains on the sale of servicing rights. Trust and investment management fees declined $31.8 million (3.4 percent) and capital markets-related revenue declined $145.4 million (13.4 percent) reflecting softness in equity capital markets since late 2000. Included in noninterest income for 2001 was $329.1 million of gains on the sale of investment securities and principal-only residuals compared with $8.1 million of similar gains in 2000. Other income declined $179.9 million from a year ago, primarily reflecting a $125.0 million decline in the level of earnings from equity investments compared with 2000 and a $40.0 million impairment of retail leasing residuals in 2001. The decline in other income for 2001 also reflected a decline in building-related gains of $42.5 million from 2000.

    Noninterest income in 2000 increased $638.3 million (15.0 percent) compared with 1999. The increase was driven by a $165.5 million (18.0 percent) increase in capital markets-related revenue, credit card fee revenue growth of $113.6 million (17.5 percent), increased commercial product revenue of $88.7 million (41.1 percent), increased service charges on deposit accounts of $53.9 million (10.8 percent), gains of $55.0 million on the disposal of the Company's ownership in office buildings in Portland, Boise and Minneapolis, merchant and ATM processing revenue growth of $40.7 million (21.5 percent), due in part to the acquisition of the Mellon Network Services processing business, increased insurance product revenue of $40.0 million (38.0 percent), growth in trust and investment management revenue of $39.1 million (4.4 percent), and revenues associated with equity investments, partially offset by a $20.0 million gain on the sale of branches in Kansas and Iowa completed in 1999.

NONINTEREST EXPENSE Noninterest expense in 2001 was $6.6 billion compared with $5.7 billion in both 2000 and 1999. Noninterest expense included merger and restructuring-related charges of $946.4 million in 2001, compared with $348.7 million in 2000 and $532.8 million in 1999. Excluding merger and restructuring-related charges, noninterest expense on an operating basis was $5.7 billion in 2001, compared with $5.4 billion in 2000 and $5.1 billion in 1999. The increase in 2001 noninterest expense, on an operating basis, of $290.5 million (5.4 percent) was primarily the result of recent acquisitions, including NOVA, Scripps Financial Corporation, Pacific Century Bank, Lyon Financial Services, Inc. and 41 branches in Tennessee representing an aggregate increase of

TABLE 5 Noninterest Income

(Dollars in Millions)                                                   2001        2000        1999
----------------------------------------------------------------------------------------------------
Credit card fee revenue.....................................       $   774.3    $  761.8    $  648.2
Merchant and ATM processing revenue.........................           428.8       230.3       189.6
Trust and investment management fees........................           894.4       926.2       887.1
Deposit service charges.....................................           660.6       551.1       497.2
Cash management fees........................................           347.3       292.4       280.6
Mortgage banking revenue....................................           234.0       189.9       190.4
Trading account profits and commissions.....................           221.6       258.4       222.4
Investment products fees and commissions....................           460.1       466.6       450.8
Investment banking revenue..................................           258.2       360.3       246.6
Insurance product revenue...................................           145.4       145.3       105.3
Commercial product revenue..................................           385.9       304.4       215.7
Retail product revenue......................................            18.1        69.1        78.0
Securities gains, net.......................................           329.1         8.1        13.2
Other.......................................................           139.4       319.3       219.8
                                                                   ---------------------------------
   Total operating noninterest income.......................         5,297.2     4,883.2     4,244.9
Merger and restructuring-related gains......................            62.2          --          --
                                                                   ---------------------------------
   Total noninterest income.................................       $ 5,359.4    $4,883.2    $4,244.9
----------------------------------------------------------------------------------------------------

                                                                    U.S. Bancorp
approximately $241.7 million. In addition to the impact of acquisitions, noninterest expense increased over 2000 due to recognition of mortgage servicing rights ("MSR") impairments of $60.8 million related to increasing mortgage prepayments during the declining rate environment, and asset write-downs of $52.6 million related to commercial leasing partnerships and repossessed tractor/trailer property. These increases were partially offset by a reduction in expenses related to capital markets activity of $108.0 million and cost savings related to merger and restructuring-related activities.

    The increase in 2000 noninterest expenses, on an operating basis, of $239.8 million (4.7 percent) was primarily attributed to growth in expenses related to investment banking and brokerage activity of $228.6 million, the impact of purchase acquisitions and divestitures of $175.9 million and planned spending on service-quality technology and other customer service initiatives of USBM. These increases were somewhat offset by cost savings related to the integration of Mercantile.

    The efficiency ratio before merger-related charges increased slightly to
49.5 percent in 2001 compared with 48.8 percent in 2000 and 50.5 percent in 1999. The banking efficiency ratio before merger-related charges was 45.2 percent for 2001, compared with 43.5 percent in 2000 and 46.3 percent in 1999. Both the efficiency ratio and the banking efficiency ratio increased in 2001 primarily due to the NOVA acquisition. The improved banking efficiency ratio in 2000 compared with 1999 reflects the results of integrating acquired banking businesses.

MERGER AND RESTRUCTURING-RELATED ITEMS The Company incurred merger and restructuring-related items in each of the last three years in conjunction with its acquisitions. In 2001, merger and restructuring-related items included in pretax earnings were $1,266.4 million, including $382.2 million in the provision for credit losses, a $62.2 million gain on the required sale of branches and $946.4 million of noninterest expense. The total merger and restructuring-related items consisted of $1,167.2 million related to the Firstar and USBM merger, $50.7 million of restructuring expenses for U.S. Bancorp Piper Jaffray and $48.5 million related to NOVA and other acquisitions. With respect to the Firstar and USBM merger, the $1,167.2 million of merger and restructuring-related items included $268.2 million for severance and employee-related costs and $477.6 million of charges to exit business lines and products, sell credit portfolios or otherwise realign business practices in the new Company. The Company also incurred $208.1 million of systems conversion and business integration costs, $48.7 million for lease cancellation and other building-related costs, $226.8 million for transaction costs, funding a charitable foundation to reaffirm a commitment to its markets and other costs, and a $62.2 million gain related to the required sale of branches. Total merger and restructuring-related items associated with the Firstar and USBM merger are expected to reach

TABLE 6 Noninterest Expense

(Dollars in Millions)                                                  2001        2000        1999
---------------------------------------------------------------------------------------------------
Salaries....................................................       $2,347.1    $2,427.1    $2,355.3
Employee benefits...........................................          366.2       399.8       410.1
Net occupancy...............................................          417.9       396.9       371.8
Furniture and equipment.....................................          305.5       308.2       307.9
Professional services.......................................          123.8       109.0        95.7
Advertising and marketing...................................          121.6       122.1       124.1
Travel and entertainment....................................           90.6       107.0        88.4
Software....................................................          136.1       111.9        72.2
Data processing.............................................           80.0       149.7       133.7
Communication...............................................          181.4       138.8       123.4
Postage.....................................................          179.8       174.5       170.7
Printing....................................................           77.9        86.5        90.7
Goodwill....................................................          251.1       235.0       175.8
Other intangible assets.....................................          278.4       157.3       154.0
Other.......................................................          701.4       444.5       454.7
                                                                   --------------------------------
   Total operating noninterest expense......................        5,658.8     5,368.3     5,128.5
Merger and restructuring-related charges....................          946.4       348.7       532.8
                                                                   --------------------------------
   Total noninterest expense................................       $6,605.2    $5,717.0    $5,661.3
                                                                   --------------------------------
Efficiency ratio(a).........................................           57.5%       51.9%       55.7%
Efficiency ratio, before merger and restructuring-related
   items....................................................           49.5        48.8        50.5
Banking efficiency ratio, before merger and
   restructuring-related items(b)...........................           45.2        43.5        46.3
---------------------------------------------------------------------------------------------------

(a) Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net

(b) Without investment banking and brokerage activity.

U.S. Bancorp

$1.4 billion with integration activities substantively being completed in the third quarter of 2002.

    In response to significant changes in the securities markets during 2001, including increased volatility, changes in equity valuations and the increasingly competitive environment for the industry, U.S. Bancorp Piper Jaffray restructured it operations. The restructuring is expected to improve the operating efficiency of the business by removing excess capacity from its product distribution network and by implementing more effective business processes. These restructuring activities were completed in 2001.

    In 2000, merger and restructuring-related items included noninterest expenses consisting of $227.0 million related to the merger of Firstar and Mercantile, $52.6 million related to the merger of Firstar and Star Banc and $69.1 million primarily related to other acquisitions of USBM. Included in merger and restructuring-related items were $59.4 for severance and employee-related costs, $193.5 million for systems conversions, $47.3 million for lease cancellations and other building-related costs and $48.5 million of other business integration costs.

    In 1999, merger and restructuring-related items included noninterest expenses consisting of $417.0 million related to the merger of Firstar and Mercantile, $95.9 million related to the merger of Firstar and Star Banc and $27.4 million primarily related to other acquisitions by USBM. Included in merger and restructuring-related items were $149.6 for severance and employee-related costs, $132.5 million for systems conversions, $177.7 million related to the restructuring of Mercantile's securities portfolio, $6.2 million for lease cancellations and other building-related costs and $66.8 million to fund charitable foundations and other business integration costs.

    Refer to Note 3 and Note 4 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

INCOME TAX EXPENSE The provision for income taxes was $927.7 million in 2001, compared with $1,512.2 million in 2000 and $1,392.2 million in 1999. The Company's effective tax rate was 35.2 percent in 2001, compared with 34.5 percent in 2000 and 36.9 percent in 1999. The effective tax rate increased in 2001 compared with 2000 primarily due to a decline in tax-exempt interest related to sales of investment securities, the impact of unitary state tax apportionment factors on the Company, non-deductible merger-related costs and the acquisition of NOVA.

    At December 31, 2001, the Company's net deferred tax liability was $573.2 million, compared with $512.8 million at December 31, 2000. For further information on income

TABLE 7 Loan Portfolio Distribution

                                                2001                      2000                      1999
                                       --------------------------------------------------------------------------
                                                      Percent                   Percent                   Percent
At December 31 (Dollars in Millions)     Amount      of Total      Amount      of Total      Amount      of Total
-----------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial........................  $ 40,472          35.4%   $ 47,041          38.5%   $ 42,021          37.1%
   Lease financing...................     5,858           5.1       5,776           4.7       3,835           3.4
                                       --------------------------------------------------------------------------
         Total commercial............    46,330          40.5      52,817          43.2      45,856          40.5
COMMERCIAL REAL ESTATE
   Commercial mortgages..............    18,765          16.4      19,466          15.9      18,636          16.5
   Construction and development......     6,608           5.8       6,977           5.7       6,506           5.7
                                       --------------------------------------------------------------------------
         Total commercial real
            estate...................    25,373          22.2      26,443          21.6      25,142          22.2
RESIDENTIAL MORTGAGES................     5,746           5.0       7,753           6.3      11,395          10.1
RETAIL
   Credit card.......................     5,889           5.1       6,012           4.9       5,004           4.4
   Retail leasing....................     4,906           4.3       4,153           3.4       2,123           1.9
   Other retail
      Home equity and second
         mortgage....................    14,318          12.5      13,600          11.1           *             *
      Revolving credit...............     2,673           2.3       2,750           2.2           *             *
      Installment....................     2,292           2.0       2,186           1.8           *             *
      Automobile.....................     5,660           5.0       5,609           4.6           *             *
      Student........................     1,218           1.1       1,042            .9           *             *
                                       --------------------------------------------------------------------------
            Total other retail.......    26,161          22.9      25,187          20.6      23,709          20.9
                                       --------------------------------------------------------------------------
         Total retail................    36,956          32.3      35,352          28.9      30,836          27.2
                                       --------------------------------------------------------------------------
            Total loans..............  $114,405         100.0%   $122,365         100.0%   $113,229         100.0%
-----------------------------------------------------------------------------------------------------------------

                                              1998                    1997
                                       --------------------------------------------
                                                   Percent                  Percent
At December 31 (Dollars in Millions)     Amount   of Total     Amount      of Total
-----------------------------------------------------------------------------------
COMMERCIAL
   Commercial........................  $ 37,777       35.3%   $33,662          34.0%
   Lease financing...................     3,291        3.1      2,667           2.7
                                       --------------------------------------------
         Total commercial............    41,068       38.4     36,329          36.7
COMMERCIAL REAL ESTATE
   Commercial mortgages..............    16,602       15.5     15,739          15.9
   Construction and development......     5,206        4.9      4,059           4.1
                                       --------------------------------------------
         Total commercial real
            estate...................    21,808       20.4     19,798          20.0
RESIDENTIAL MORTGAGES................    13,980       13.1     15,892          16.0
RETAIL
   Credit card.......................     4,856        4.5      4,993           5.1
   Retail leasing....................     1,621        1.5      1,087           1.1
   Other retail
      Home equity and second
         mortgage....................         *          *          *             *
      Revolving credit...............         *          *          *             *
      Installment....................         *          *          *             *
      Automobile.....................         *          *          *             *
      Student........................         *          *          *             *
                                       --------------------------------------------
            Total other retail.......    23,625       22.1     20,930          21.1
                                       --------------------------------------------
         Total retail................    30,102       28.1     27,010          27.3
                                       --------------------------------------------
            Total loans..............  $106,958      100.0%   $99,029         100.0%
-----------------------------------------------------------------------------------

*Information not available

                                                                    U.S. Bancorp
taxes, refer to Note 19 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Average earning assets were $145.2 billion in 2001 compared with $140.6 billion in 2000. The increase of $4.6 billion (3.2 percent) was primarily driven by increases in the investment portfolio, core retail loan growth, and the impact of acquisitions. This growth was partially offset by a $2.7 billion decline in lower margin residential mortgages and a $2.2 billion reduction related to transfers of short-term, high credit quality, low margin commercial loans to the loan conduit. The increase was funded with an increase in average interest-bearing liabilities of $3.4 billion consisting principally of more favorably priced long-term wholesale funds and an increase in net free funds of $1.2 billion including an increase in average noninterest-bearing deposits of $1.3 billion.

    For average balance information, refer to Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 86 and 87.

LOANS The Company's loan portfolio decreased $8.0 billion to $114.4 billion at December 31, 2001, from $122.4 billion at December 31, 2000. The change in loans outstanding was impacted by several management actions, including the sale of high LTV home equity and indirect automobile portfolios, the transfer of a discontinued unsecured small business product to loans held for sale, branch divestitures required by the merger of Firstar and USBM, and transfers of short-term, high credit quality, low margin commercial loans to the loan conduit. In addition, the Company continued its business strategy to reduce the lower margin residential mortgage portfolio. Average total loans decreased less than one percent to $118.2 billion in 2001 compared with $118.3 billion in 2000. Excluding residential mortgages, average loans for 2001 were $2.6 billion (2.4 percent) higher than 2000. Average loans on a core basis (excluding loan conduit activities, transfer of loans to held for sale and residential mortgages) increased by $4.6 billion (4.3 percent) relative to the prior year.

    The Company's loan portfolio inherently has credit risk, which may ultimately result in loan charge-offs. The Company manages this risk through stringent, centralized credit policies and review procedures, as well as diversification along geographic and customer lines. Refer to "Corporate Risk Profile" on pages 29 through 36, for a more detailed discussion of the management of credit risk including the allowance for credit losses.

COMMERCIAL Commercial loans, including lease financing, totaled $46.3 billion at December 31, 2001, down $6.5 billion (12.3 percent) from year-end 2000. The decline in commercial loans reflected tighter credit underwriting throughout 2001, slower economic growth, the Company's transfer of approximately $3.7 billion of short-term, high credit quality, low margin commercial loans into the loan conduit and the transfer of $680 million in unsecured small business product to loans held for sale. This was offset somewhat by core growth in equipment lease financing and bank acquisitions. Average commercial loans in 2001 were flat compared with 2000. On a core basis (without loan conduit activities and transfers to loans held for sale), average commercial loans increased by 2.1 percent from a year ago.

    The Company offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, lease financing, agricultural credit and correspondent banking. The Company monitors and manages the portfolio diversification by industry, customer and geography. The commercial portfolio reflects the Company's focus of serving small business customers, middle market and larger corporate businesses throughout its 24 state banking region and national customers within certain niche industry groups.

    Table 9 provides a summary of the significant industry groups and geographic locations of commercial loans outstanding at December 31, 2001 and 2000. The commercial loan portfolio is diversified among various industries with somewhat higher concentrations in consumer products and services, capital goods (including manufacturing and commercial construction-related

TABLE 8 Selected Loan Maturity Distribution

                                                                                 Over One
                                                                   One Year       Through    Over Five
At December 31, 2001 (Dollars in Millions)                          or Less    Five Years        Years       Total
------------------------------------------------------------------------------------------------------------------
Commercial..................................................       $ 25,761     $ 17,896     $  2,673     $ 46,330
Commercial real estate......................................          7,256       12,238        5,879       25,373
Residential mortgages.......................................            495          954        4,297        5,746
Retail......................................................         13,452       13,417       10,087       36,956
                                                                   -----------------------------------------------
      Total loans...........................................       $ 46,964     $ 44,505     $ 22,936     $114,405
Total of loans due after one year with
 Predetermined interest rates...............................                                              $ 37,420
 Floating interest rates....................................                                              $ 30,021
------------------------------------------------------------------------------------------------------------------

U.S. Bancorp
businesses), and consumer staples industries. Additionally, the commercial portfolio is diversified across the Company's geographical markets with 81.7 percent of total commercial loans within the 24 state banking region. Credit relationships outside of the Company's banking region are typically niche businesses including the mortgage banking and the leasing businesses. The mortgage banking sector represented approximately 3.0 percent of commercial loans at December 31, 2001, compared with 1.8 percent at December 31, 2000. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its mortgage collateral position to manage its risk exposure.

    The Company provides financing to enable customers to grow their businesses through acquisitions of existing businesses, buyouts or other recapitalizations. Such leveraged financings approximated $3.9 billion in loans outstanding at December 31, 2001, compared with approximately $4.9 billion outstanding at December 31, 2000. The decline was primarily due to tighter credit underwriting, payoffs and the Company's aggressive workout strategies during 2001. During a business cycle with slower economic growth, businesses with leveraged capital structures may experience insufficient cash flows to service their debt. The Company manages its exposure to leveraged financings by maintaining strong underwriting standards, portfolio diversification and effectively managing the relationship with the customer either directly or through reputable financial intermediaries. At inception of the credit relationship, the Company's underwriting standards require the businesses to have acceptable capital levels and demonstrated sufficient cash flows to support debt service of the loans. The Company's portfolio of leveraged financings is included in Table 9 and is diversified among industry groups similar to the total commercial loan portfolio.

COMMERCIAL REAL ESTATE The Company's portfolio of commercial real estate mortgages and construction loans declined to $25.4 billion at December 31, 2001, compared with $26.4 billion at December 31, 2000. Commercial mortgages outstanding decreased to $18.8 billion at

TABLE 9 Commercial Loan Exposure by Industry Group and Geography

                                                                    December 31, 2001       December 31, 2000
                                                                   --------------------------------------------
INDUSTRY GROUP(Dollars in Millions)                                 Loans       Percent     Loans       Percent
---------------------------------------------------------------------------------------------------------------
Consumer products and services..............................       $ 8,591        18.5%    $ 9,791        18.4%
Capital goods...............................................         6,270        13.5       6,984        13.2
Consumer staples............................................         4,638        10.0       5,427        10.3
Financials..................................................         4,291         9.3       5,438        10.3
Agriculture.................................................         3,340         7.2       4,177         7.9
Transportation..............................................         2,544         5.5       2,775         5.3
Paper and forestry products, mining and basic materials.....         1,931         4.2       2,249         4.3
Private investors...........................................         1,803         3.9       2,405         4.6
Healthcare..................................................         1,424         3.1       1,631         3.1
Mortgage banking............................................         1,400         3.0         961         1.8
Technology..................................................         1,094         2.4       1,223         2.3
Energy......................................................           405          .9         742         1.4
Other.......................................................         8,599        18.5       9,014        17.1
                                                                   --------------------------------------------
   Total....................................................       $46,330       100.0%    $52,817       100.0%
---------------------------------------------------------------------------------------------------------------
GEOGRAPHY
---------------------------------------------------------------------------------------------------------------
California..................................................       $ 3,969         8.6%    $ 3,174         6.0%
Colorado....................................................         2,008         4.3       2,661         5.0
Illinois....................................................         2,339         5.0       3,336         6.3
Minnesota...................................................         6,511        14.1       8,724        16.5
Missouri....................................................         2,104         4.5       2,163         4.1
Ohio........................................................         2,896         6.3       2,269         4.3
Oregon......................................................         2,014         4.3       2,769         5.2
Washington..................................................         3,882         8.4       4,860         9.2
Wisconsin...................................................         3,115         6.7       3,153         6.0
Iowa, Kansas, Nebraska, North Dakota, South Dakota..........         5,059        10.9       4,547         8.6
Arkansas, Indiana, Kentucky, Tennessee......................         1,897         4.1       2,230         4.2
Idaho, Montana, Wyoming.....................................         1,014         2.2       1,316         2.5
Arizona, Nevada, Utah.......................................         1,057         2.3       1,460         2.8
                                                                   --------------------------------------------
      Total banking region..................................        37,865        81.7      42,662        80.8
Outside the Company's banking region........................         8,465        18.3      10,155        19.2
                                                                   --------------------------------------------
   Total....................................................       $46,330       100.0%    $52,817       100.0%
---------------------------------------------------------------------------------------------------------------

                                                                    U.S. Bancorp

December 31, 2001, compared with $19.5 billion at December 31, 2000. Real estate construction and development loans at December 31, 2001, totaled $6.6 billion compared with $7.0 billion at year-end 2000. Average commercial real estate loans were $26.1 billion in 2001; essentially flat compared with a year ago.

    Table 10 provides a summary of commercial real estate exposures by property type and geographic location. The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time, if retained, the loan is transferred to the commercial mortgage portfolio. Approximately $601 million of construction loans were transferred to the commercial mortgage portfolio in 2001.

    At year-end 2001, real estate secured $207 million of tax-exempt industrial development loans. The Company's commercial real estate mortgages and construction loans had unfunded commitments of $6.0 billion at December 31, 2001.

    The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans were included in the commercial loan category and totaled $1.4 billion at December 31, 2001.

RESIDENTIAL MORTGAGES Residential mortgages, held in the loan portfolio, decreased to $5.7 billion at December 31, 2001, from $7.8 billion at December 31, 2000. The decline reflected management's decision to reduce these lower yielding loans and the related adverse prepayment risk by selling most single-family residential real estate loan originations into the secondary market.

RETAIL Total retail loans outstanding, which includes credit card, retail leasing, home equity, and other retail loans, increased $1.6 billion (4.5 percent) to $37.0 billion at December 31, 2001, from $35.4 billion at December 31, 2000. This increase was primarily related to growth in retail leases of $753 million, and home equity lines and loans of $718 million. This growth was tempered somewhat by

TABLE 10 Commercial Real Estate Exposure by Property Type and Geography

                                                                    December 31, 2001       December 31, 2000
                                                                   --------------------------------------------
PROPERTY TYPE (Dollars in Millions)                                 Loans       Percent     Loans       Percent
---------------------------------------------------------------------------------------------------------------
Business owner occupied.....................................       $ 5,159        20.3%    $ 6,245        23.6%
Multi-family................................................         2,842        11.2       3,908        14.8
Commercial property
   Industrial...............................................         1,995         7.9       1,923         7.3
   Office...................................................         2,948        11.6       2,761        10.4
   Retail...................................................         2,704        10.7       2,537         9.6
   Other....................................................         1,949         7.7       2,755        10.4
Homebuilders................................................         1,417         5.6       1,521         5.8
Hotel/motel.................................................         1,985         7.8       1,916         7.2
Healthcare facilities.......................................         1,183         4,7       1,084         4.1
Other.......................................................         3,191        12.5       1,793         6.8
                                                                   --------------------------------------------
   Total....................................................       $25,373       100.0%    $26,443       100.0%
---------------------------------------------------------------------------------------------------------------
GEOGRAPHY
---------------------------------------------------------------------------------------------------------------
California..................................................       $ 3,399        13.4%    $ 3,255        12.3%
Colorado....................................................           840         3.3         855         3.2
Illinois....................................................         1,581         6.2         836         3.2
Minnesota...................................................         1,401         5.5       1,088         4.1
Missouri....................................................         2,439         9.6       2,842        10.7
Ohio........................................................         2,274         9.0       2,425         9.2
Oregon......................................................         1,427         5.6       1,638         6.2
Washington..................................................         2,671        10.5       2,937        11.1
Wisconsin...................................................         2,128         8.4       2,113         8.0
Iowa, Kansas, Nebraska, North Dakota, South Dakota..........         2,016         8.0       2,982        11.3
Arkansas, Indiana, Kentucky, Tennessee......................         2,055         8.1       1,798         6.8
Idaho, Montana, Wyoming.....................................           690         2.7         573         2.2
Arizona, Nevada, Utah.......................................         1,182         4.7       1,264         4.8
                                                                   --------------------------------------------
      Total banking region..................................        24,103        95.0      24,606        93.1
Outside the Company's banking region........................         1,270         5.0       1,837         6.9
                                                                   --------------------------------------------
   Total....................................................       $25,373       100.0%    $26,443       100.0%
---------------------------------------------------------------------------------------------------------------

U.S. Bancorp
portfolio sales of $1.3 billion related to the high LTV home equity portfolio and indirect automobile loans completed in the first quarter of 2001. Average retail loans increased $2.5 billion (7.7 percent) to $35.2 billion in 2001. On a core basis, average retail loans increased 12.2 percent from a year ago with growth in most retail loan categories. Of the total retail loans and residential mortgages outstanding, approximately 93 percent are to customers located in the Company's banking region.

LOANS HELD FOR SALE At December 31, 2001, loans held for sale ("LHFS"), which consisted primarily of residential mortgage loans to be sold in the secondary markets, were $2.8 billion compared with $764 million at December 31, 2000. The increase reflected the surge in residential mortgage production volume in 2001 due to declining interest rates. Residential mortgage production increased to $15.6 billion in 2001 compared with $6.7 billion in 2000.

SECURITIES The Company uses its investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds depending on loan demand, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and wholesale funding sources.

    At December 31, 2001, investment securities of $26.6 billion consisted of securities available-for-sale ($26.3 billion) and held-to-maturity ($.3 billion), compared with total investment securities of $17.6 billion at December 31, 2000. During the year, management realigned the portfolio to hedge against interest rate changes and the

TABLE 11 Investment Securities

                                                              Available-for-Sale
                                                --------------------------------------------------
                                                                           Weighted
                                                                            Average    Weighted
                                                Amortized       Fair    Maturity in     Average
December 31, 2001 (Dollars in Millions)              Cost      Value          Years       Yield
-----------------------------------------------------------------------------------------------
U.S. Treasuries and agencies
   Maturing in one year or less..........        $   105     $   106         .37         4.29%
   Maturing after one year through five
      years..............................            290         298        2.35         4.74
   Maturing after five years through ten
      years..............................             44          45        5.83         4.86
   Maturing after ten years..............             --          --          --           --
                                                -----------------------------------------------
         Total...........................        $   439     $   449        2.22         4.64
                                                -----------------------------------------------
Mortgage and asset-backed securities
   Maturing in one year or less..........        $    40     $    40         .61         5.59
   Maturing after one year through five
      years..............................         13,626      13,704        3.90         5.91
   Maturing after five years through ten
      years..............................          8,786       8,718        5.84         5.44
   Maturing after ten years..............          1,576       1,566       14.57         3.37
                                                -----------------------------------------------
         Total...........................        $24,028     $24,028        5.30         5.57
                                                -----------------------------------------------
Obligations of states and political subdivisions
   Maturing in one year or less..........        $   185     $   187         .46         7.26
   Maturing after one year through five
      years..............................            384         393        2.79         7.33
   Maturing after five years through ten
      years..............................            228         231        7.00         7.01
   Maturing after ten years..............             80          80       16.05         8.68
                                                -----------------------------------------------
         Total...........................        $   877     $   891        4.60         7.35
                                                -----------------------------------------------
Other debt securities
   Maturing in one year or less..........        $   137     $   138         .53         2.84
   Maturing after one year through five
      years..............................             69          70        1.93         6.11
   Maturing after five years through ten
      years..............................              7           6        6.46         8.03
   Maturing after ten years..............            262         235       25.35         3.03
                                                -----------------------------------------------
         Total...........................        $   475     $   449       14.51         3.49
                                                -----------------------------------------------
Other investments........................        $   475     $   492          --           --
                                                -----------------------------------------------
Total investment securities..............        $26,294     $26,309        5.40         5.58%
-----------------------------------------------------------------------------------------------

                                                         Held-to-Maturity
                                           --------------------------------------------
                                                                   Weighted
                                                                    Average    Weighted
                                             Amortized  Fair    Maturity in     Average
December 31, 2001 (Dollars in Millions)           Cost Value          Years       Yield
---------------------------------------------------------------------------------------
U.S. Treasuries and agencies
   Maturing in one year or less..........  $        -- $ --           --           --%
   Maturing after one year through five
      years..............................           --   --           --           --
   Maturing after five years through ten
      years..............................           --   --           --           --
   Maturing after ten years..............           --   --           --           --
                                           --------------------------------------------
         Total...........................  $        -- $ --           --           --
                                           --------------------------------------------
Mortgage and asset-backed securities
   Maturing in one year or less..........  $        -- $ --           --           --
   Maturing after one year through five
      years..............................           28   28         4.05         7.67
   Maturing after five years through ten
      years..............................           --   --           --           --
   Maturing after ten years..............           --   --           --           --
                                           --------------------------------------------
         Total...........................  $        28 $ 28         4.05         7.67
                                           --------------------------------------------
Obligations of states and political subdi
   Maturing in one year or less..........  $        83 $ 84          .54         4.30
   Maturing after one year through five
      years..............................           67   69         3.11         6.31
   Maturing after five years through ten
      years..............................           64   67         7.74         6.58
   Maturing after ten years..............           57   58        15.04         6.87
                                           --------------------------------------------
         Total...........................  $       271 $278         5.91         5.87
                                           --------------------------------------------
Other debt securities
   Maturing in one year or less..........  $        -- $ --           --           --
   Maturing after one year through five
      years..............................           --   --           --           --
   Maturing after five years through ten
      years..............................           --   --           --           --
   Maturing after ten years..............           --   --           --           --
                                           --------------------------------------------
         Total...........................  $        -- $ --           --           --
                                           --------------------------------------------
Other investments........................  $        -- $ --           --           --
                                           --------------------------------------------
Total investment securities..............  $       299 $306         5.74         6.04%
-------------------------------------------------------------------------------------

Note: Information related to asset-backed securities included above is presented based upon weighted average maturities anticipating future prepayments. Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale securities are computed based on historical cost balances.

                                                                            2001                                 2000
                                                                 ----------------------------------------------------------------
                                                                 Amortized           Percent          Amortized           Percent
At December 31 (Dollars in Millions)                                  Cost          of Total               Cost          of Total
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries and agencies..............................        $   439               1.7%           $ 1,600               9.1%
Asset-backed securities
   Collateralized mortgage obligations....................         15,178              57.1              6,264              35.8
   Mortgage-backed securities.............................          8,878              33.4              5,572              31.9
                                                                 ----------------------------------------------------------------
      Total asset-backed securities.......................         24,056              90.5             11,836              67.7
Obligations of states and political subdivisions..........          1,148               4.3              2,586              14.8
Other securities and investments..........................            950               3.5              1,472               8.4
                                                                 ----------------------------------------------------------------
   Total investment securities............................        $26,593             100.0%           $17,494             100.0%
---------------------------------------------------------------------------------------------------------------------------------

                                                                    U.S. Bancorp
impact of prepayments in the mortgage servicing rights portfolio. The Company purchased $32.3 billion and sold $19.2 billion of investment securities during the realignment process and generated $329.1 million in securities gains in the declining interest rate environment.

    The weighted-average yield of the available-for-sale portfolio was 5.58 percent at December 31, 2001, compared with 7.23 percent at December 31, 2000. The average maturity of the available-for-sale portfolio dropped to 5.4 years at December 31, 2001, down from 9.5 years at December 31, 2000. The relative mix of the type of investment securities maintained in the portfolio is provided in Table 11. The change in investment portfolio mix reflected sales of tax-exempt municipal securities which were replaced by collateralized mortgage obligations. At December 31, 2001, the investment portfolio included a $15 million net unrealized gain, compared with a net unrealized gain of $148 million at December 31, 2000.

DEPOSITS Total deposits were $105.2 billion at December 31, 2001, down $4.3 billion (3.9 percent) from $109.5 billion at year-end 2000. The decline since December 31, 2000, was primarily due to the required sale of 14 branches related to the merger of Firstar and USBM as well as management's funding decisions to reduce higher cost time deposits greater than $100,000.

    Noninterest-bearing deposits were $31.2 billion at December 31, 2001, compared with $26.6 billion at December 31, 2000. Average noninterest-bearing deposits increased to $25.1 billion in 2001 compared with $23.8 billion in 2000. The increase in noninterest-bearing deposits was primarily attributable to business demand accounts that maintain compensating balances with the Company and to bank acquisitions. Core interest-bearing deposits, including savings accounts, interest checking and money market accounts, increased $2.3 billion (5.5 percent) from a year ago. Average core interest-bearing deposits increased $2.6 billion (6.4 percent) during

TABLE 12 Deposits

The composition of deposits was as follows:

December 31 (Dollars in Millions)                                  2001        2000        1999        1998        1997
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits............................       $ 31,212    $ 26,633    $ 26,350    $ 27,479    $ 24,062
Interest-bearing deposits
   Savings accounts.....................................          4,637       4,516       5,445       6,352       6,414
   Interest checking....................................         15,251      13,982      13,141      13,385      12,212
   Money market accounts................................         24,835      23,899      22,751      22,086      18,672
                                                               --------------------------------------------------------
      Subtotal..........................................         44,723      42,397      41,337      41,823      37,298
Time certificates of deposit less than $100,000.........         20,724      25,780      25,394      27,935      29,548
Time deposits greater than $100,000
   Domestic.............................................          7,286      11,221       9,348       6,261       6,622
   Foreign..............................................          1,274       3,504         988         848         793
                                                               --------------------------------------------------------
      Total deposits....................................       $105,219    $109,535    $103,417    $104,346    $ 98,323
-----------------------------------------------------------------------------------------------------------------------

Percent of total deposits                                          2001        2000        1999        1998        1997
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits............................           29.7%       24.3%       25.5%       26.3%       24.5%
Interest-bearing deposits
   Savings accounts.....................................            4.4         4.1         5.3         6.1         6.5
   Interest checking....................................           14.5        12.8        12.7        12.8        12.4
   Money market accounts................................           23.6        21.8        22.0        21.2        19.0
                                                               --------------------------------------------------------
      Subtotal..........................................           42.5        38.7        40.0        40.1        37.9
Time certificates of deposit less than $100,000.........           19.7        23.5        24.5        26.8        30.1
Time deposits greater than $100,000
   Domestic.............................................            6.9        10.3         9.0         6.0         6.7
   Foreign..............................................            1.2         3.2         1.0          .8          .8
                                                               --------------------------------------------------------
      Total deposits....................................          100.0%      100.0%      100.0%      100.0%      100.0%
-----------------------------------------------------------------------------------------------------------------------

The maturity of time deposits greater than $100,000 was as follows:

December 31 (Dollars in Millions)                                   2001
-------------------------------------------------------------------------
Three months or less........................................       $4,060
Over three months through six months........................        1,903
Over six months through twelve months.......................        1,200
Over twelve months..........................................        1,397
                                                                   ------
   Total....................................................       $8,560
-------------------------------------------------------------------------

U.S. Bancorp

2001. The downturn in equity capital markets in 2001 and the current interest rate environment have prompted many customers to increase their liquidity in accessible deposits. Time certificates of deposit less than $100,000 declined $5.1 billion (19.6 percent) during the year. Large denomination deposits, both domestic and foreign, decreased $6.2 billion (41.9 percent). These deposits are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. Average time certificates of deposit less than $100,000 declined $2.5 billion (9.8 percent) and average large denomination deposits were essentially flat compared with 2000. The decline in average time certificates of deposit less than $100,000 reflected the net impact of bank acquisitions and branch divestitures and management's pricing decisions to change the mix of funding toward lower rate wholesale funding sources.

    Table 12 provides a summary of total deposits by type of deposit.

BORROWINGS The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $14.7 billion at December 31, 2001, up $2.8 billion (24.0 percent) from $11.8 billion at year-end 2000. Short-term funding is managed to levels deemed appropriate given alternative funding sources.

    Long-term debt was $25.7 billion at December 31, 2001, up from $21.9 billion at December 31, 2000. The increase in long-term funding reflects favorable funding costs during the declining rate environment relative to rate reductions for shorter-term borrowings or large denomination deposits. During 2001, the Company issued $1.1 billion of senior contingent convertible debt as well as $1.5 billion of "Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company" commonly referred to as "Trust Preferred Securities". The Company's subsidiary U.S. Bank National Association issued $1.5 billion of fixed-rate subordinated notes. In addition, the Company's bank subsidiaries obtained $5.3 billion of long-term Federal Home Loan Bank advances in 2001. Refer to "Liquidity Risk Management" on pages 38 through 40 for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

OVERVIEW Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, interest rate, market and liquidity. The Company also has exposure related to changes in residual valuations and ongoing operational activities. Credit risk is the risk of not collecting interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading account and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers. Residual risk is the potential reduction in the "end-of-term" value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk represents the possibility that transactions are processed erroneously and that material errors are not detected by the systems of internal accounting controls.

CREDIT RISK MANAGEMENT The Company's strategy for credit risk management includes stringent, centralized credit policies and uniform underwriting criteria for all loans, including specialized lending categories such as mortgage banking, energy, commercial real estate and real estate construction, leveraged financing and consumer credit. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations, and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly, and maintain adequate reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions or niche national markets. The Company utilizes a credit risk rating system in order to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. The risk rating system is intended to identify and measure the credit quality of lending relationships. In the Company's retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for customers or balance sheet hedging purposes, foreign exchange transactions, and the processing of credit card transactions for merchants. These activities are subject to the similar credit review, analysis and approval processes as those applied to commercial loans.

                                                                    U.S. Bancorp

    In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, and macroeconomic factors. Generally, the domestic economy has experienced slower growth since late 2000. Accordingly, the Company began to re-evaluate underwriting activities to tighten credit availability to certain types of lending, industries and customers. Additionally, in connection with the merger of Firstar and USBM, the Company has continued to integrate underwriting standards throughout the organization. Core loan growth for the Company was 4.3 percent in 2001 with the majority of this growth in retail lending.

    During 2001, corporate earnings growth rates continued to weaken and credit quality indicators among certain industry sectors have continued to deteriorate. Large corporate and middle market commercial businesses announced or continued to implement restructuring activities in an effort to improve operating margins. The stagnant economic growth is evidenced by the Federal Reserve Board's ("FRB") recent actions during late 2000 and 2001 to stimulate economic growth through a series of interest rate reductions. In response to declining economic conditions, company-specific portfolio trends, and the Firstar/USBM merger, the Company undertook an extensive review of its commercial and consumer loan portfolios in early 2001. As a result of this review, the Company initiated several actions during the first six months of 2001 including aligning the risk management practices and charge-off policies of the companies and restructuring and disposing of certain portfolios that did not align with the credit risk profile of the combined company. Credit portfolio restructuring activities included a specific segment of the Company's healthcare portfolio, selling certain consumer loan portfolios of USBM, renegotiating a credit card co-branding relationship and discontinuing an unsecured small business product that did not align with the product offerings of the combined company. The Company also implemented accelerated loan workout strategies for certain commercial credits. By the end of the second quarter of 2001, economic stimulus by the FRB as well as management's actions appeared to have reduced the rate of credit quality deterioration. However, world events during the third quarter of 2001 had a profound impact on consumer confidence and related spending, governmental priorities and business activities. As a result of these events, the Company expected the economic slowdown to accelerate or be more prolonged than originally estimated by management. Since September 11, 2001, the FRB has reduced the discount rate four times in an effort to stabilize the financial markets and economic growth. Accordingly, the Company conducted an additional review of its credit portfolios and recognized the need to address the impact that these events are expected to have on its credit portfolios. In response to this evaluation, the Company increased the provision for credit losses approximately $1,025.0 million in the third quarter of 2001 beyond expected levels.

CREDIT DIVERSIFICATION Tables 7, 9 and 10 provide information with respect to the overall diversification of the credit portfolio and changes in mix during 2001. Certain industry segments, including transportation, manufacturing, and technology sectors have experienced economic stress in 2001. At December 31, 2001, the transportation sector represented 5.5 percent of the total commercial loan portfolio. It has been impacted by reduced airline travel, slower economic activity and higher fuel costs that adversely impacted trucking businesses. At year-end 2001, the Company's transportation portfolio consisted of airline and airfreight businesses (28.8 percent of the sector), trucking businesses (53.2 percent) and railroad and shipping. Capital goods represented 13.5 percent of the total commercial portfolio at December 31, 2001. Included in this sector were approximately 29.2 percent of loans to diversified manufacturing businesses while engineering and construction equipment and machinery businesses were 30.7 percent and 22.8 percent, respectively, of the capital goods portfolio. Manufacturing production levels and inventory reductions caused some deterioration in these portfolios during late 2000 and 2001. During 2001, the technology sector was adversely impacted by lower capital investments by businesses over the past twelve to eighteen months. At December 31, 2001, the technology industry represented only 2.4 percent of the commercial loan portfolio.

    Since mid-2000, the agriculture and paper and forestry products sectors have been stressed. However, these sectors have improved relative to a year ago. At December 31, 2001, the Company's agricultural portfolio was diversified with
36.9 percent of agricultural loans to livestock producers, 27.3 percent to crop producers, 20.3 percent to food processors and 15.5 percent to wholesalers of agricultural products. Volatility in crop prices continues to adversely affect the cash flows of crop producers. Food processors and wholesalers have been less negatively affected by commodity pricing and a rebound in livestock prices in 2001 has improved the credit exposure within this sector. At December 31, 2001, loans to paper and forestry products businesses represented 2.2 percent of the commercial loan portfolio. The industry continues to be adversely impacted by foreign supplies and over-capacity within the industry; however, workout strategies continue to reduce the credit exposure to this industry.

U.S. Bancorp

ANALYSIS OF NET CHARGE-OFFS Net charge-offs increased $721.1 million to $1,546.5 million in 2001, compared with $825.4 million in 2000 and $672.6 million in 1999. The ratio of total net charge-offs to average loans was 1.31 percent in 2001, compared with .70 percent in 2000 and .61 percent in 1999. The increase in 2001 net charge-offs was due to deterioration in economic conditions affecting the commercial loan portfolio, actions taken by the Company during 2001, and an increase in credit card net charge-offs. Also included in 2001 net charge-offs were $90.0 million of write-offs to conform risk management practices, align charge-off policies and expedite the transition out of a specific segment of the healthcare portfolio not meeting the risk profile of the Company.

    Commercial and commercial real estate loan net charge-offs for 2001 were $884.6 million, compared with $289.2 million in 2000 and $179.3 million in 1999. Approximately $313.2 million of the increase in charge-offs reflected several factors including: a large cattle fraud, recent collateral deterioration specific to transportation equipment caused by the impact of higher fuel prices and the economy, further deterioration in the manufacturing, communications and technology sectors and specific management decisions to accelerate its workout strategy for certain borrowers. Commercial and commercial real estate net charge-offs for 2001 also included $255.0 million in merger and restructuring-related charge-offs and charge-offs associated with the accelerated loan workout strategy announced in the first quarter of 2001. The increase in commercial loan net charge-offs in 2000 included higher losses on a growing portfolio of small business products, growth in the corporate card portfolio, credit losses related to acquired leasing businesses and lower levels of recoveries compared with 1999.

    Retail loan net charge-offs in 2001 were $649.3 million, compared with $523.8 million in 2000 and $478.5 million in 1999. The ratio of retail loan net charge-offs to average loans in 2001 was 1.85 percent, up from 1.60 percent in 2000 and 1.57 percent in 1999. The increase in retail loan net charge-offs in 2001 was primarily due to higher bankruptcies and consumer delinquencies reflecting the continuing downturn in economic conditions.

TABLE 13 Net Charge-offs as a Percentage of Average Loans Outstanding

Year Ended December 31                                             2001    2000    1999    1998    1997
-------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................       1.62%    .56%    .41%      *%      *%
   Lease financing..........................................       1.95     .46     .24       *       *
                                                                   ------------------------------------
      Total commercial......................................       1.66     .55     .40     .31     .50
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................        .21     .03     .02       *       *
   Construction and development.............................        .17     .11     .03       *       *
                                                                   ------------------------------------
      Total commercial real estate..........................        .20     .05     .02    (.04)   (.05)
RESIDENTIAL MORTGAGES.......................................        .18     .13     .12     .08     .06
RETAIL
   Credit card..............................................       4.80    4.18    4.00    4.02    4.57
   Retail leasing...........................................        .65     .41     .28       *       *
   Other retail.............................................       1.40    1.23    1.19       *       *
                                                                   ------------------------------------
      Total retail..........................................       1.85    1.60    1.57    1.51    1.65
                                                                   ------------------------------------
         Total loans........................................       1.31%    .70%    .61%    .53%    .63%
-------------------------------------------------------------------------------------------------------

*Information not available

ANALYSIS OF NONPERFORMING ASSETS Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. Interest payments are typically applied against the principal balance and not recorded as income.

    At December 31, 2001, nonperforming assets totaled $1,120.0 million, compared with $867.0 million at year-end 2000 and $588.5 million at year-end 1999. The $253.0 million increase in nonperforming assets from December 31, 2000 reflects an increase of $190.0 million of nonperforming commercial and commercial real estate loans, a $22.2 million increase in nonperforming residential mortgages and a $23.8 million increase in nonperforming retail loans. The increase in nonperforming commercial loans was primarily due to: merger and restructuring-related and risk management actions taken during the year; loans being written down to secondary market valuations and placed on nonperforming status; and continuing stress in sectors of the economy. The increase was partially offset by the disposition of nonperforming loans identified as part of the Company's accelerated workout programs and commercial charge-offs taken during 2001. Certain industry sectors, including agriculture, have stabilized or improved from a year ago. The increase in nonperforming residential mortgages and retail loans generally reflects changes in portfolio delinquencies and the national trends in

                                                                    U.S. Bancorp
unemployment and personal bankruptcies during 2001. The ratio of nonperforming assets to loans plus other real estate was .98 percent at December 31, 2001, compared with .71 percent at year-end 2000 and .52 percent at year-end 1999. Given the continued economic stress in various industry sectors, the Company may experience higher levels of nonperforming assets during the next several quarters.

    Accruing loans 90 days or more past due totaled $462.9 million at December 31, 2001, compared with $385.2 million at December 31, 2000, and $248.6 million at December 31, 1999. These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result

TABLE 14 Nonperforming Assets(a)

                                                                                 At December 31,
                                                 --------------------------------------------------------------------------------
(Dollars in Millions)                                2001              2000              1999              1998              1997
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial.............................       $  526.6          $  470.4          $  219.0          $  230.4          $  263.9
   Lease financing........................          180.8              70.5              31.5              17.7               9.8
                                                 --------------------------------------------------------------------------------
      Total commercial....................          707.4             540.9             250.5             248.1             273.7
COMMERCIAL REAL ESTATE
   Commercial mortgages...................          131.3             105.5             138.2              86.9              94.9
   Construction and development...........           35.9              38.2              31.6              28.4              19.5
                                                 --------------------------------------------------------------------------------
      Total commercial real estate........          167.2             143.7             169.8             115.3             114.4
RESIDENTIAL MORTGAGES.....................           79.1              56.9              72.8              98.7              95.0
RETAIL
   Credit card............................             --               8.8               5.0               2.6                 *
   Retail leasing.........................            6.5                --                .4                .5                .5
   Other retail...........................           41.1              15.0              21.1              30.4              17.1
                                                 --------------------------------------------------------------------------------
      Total retail........................           47.6              23.8              26.5              33.5              17.6
                                                 --------------------------------------------------------------------------------
         Total nonperforming loans........        1,001.3             765.3             519.6             495.6             500.7
OTHER REAL ESTATE.........................           43.8              61.1              40.0              35.1              57.0
OTHER ASSETS..............................           74.9              40.6              28.9              16.9              17.4
                                                 --------------------------------------------------------------------------------
         Total nonperforming assets.......       $1,120.0          $  867.0          $  588.5          $  547.6          $  575.1
                                                 --------------------------------------------------------------------------------
Accruing loans 90 days or more past
 due(b)...................................       $  462.9          $  385.2          $  248.6          $  252.9          $  213.7
Nonperforming loans to total loans........            .88%              .63%              .46%              .46%              .51%
Nonperforming assets to total loans plus
   other real estate......................            .98               .71               .52               .51               .58
Net interest lost on nonperforming
 loans....................................       $   63.0          $   50.8          $   29.5          $   21.3          $   32.1
                                                 --------------------------------------------------------------------------------

Delinquent Loan Ratios(c)

                                                                                 At December 31,
                                                 --------------------------------------------------------------------------------
90 days or more past due                             2001              2000              1999              1998              1997
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial.............................           1.44%             1.11%              .57%              .69%                *%
   Lease financing........................           3.53              1.24               .82               .57                 *
                                                 --------------------------------------------------------------------------------
      Total commercial....................           1.71              1.13               .59               .68               .84
COMMERCIAL REAL ESTATE
   Commercial mortgages...................            .73               .61               .82               .59                 *
   Construction and development...........            .56               .57               .53               .60                 *
                                                 --------------------------------------------------------------------------------
      Total commercial real estate........            .68               .60               .74               .59               .67
RESIDENTIAL MORTGAGES.....................           2.44              1.49              1.11              1.26               .89
RETAIL
   Credit card............................           2.18              1.85              1.33              1.07                 *
   Retail leasing.........................            .24               .20               .14               .13                 *
   Other retail...........................            .84               .64               .47               .47                 *
                                                 --------------------------------------------------------------------------------
      Total retail........................            .98               .79               .59               .55               .50
                                                 --------------------------------------------------------------------------------
         Total............................           1.28%              .94%              .68%              .70%              .72%
---------------------------------------------------------------------------------------------------------------------------------

(a) Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.

(b) These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

(c) Ratios include nonperforming loans and are expressed as a percentage of ending loan balances.

 * Information not available

U.S. Bancorp

TABLE 15 Summary of Allowance for Credit Losses

(Dollars in Millions)                                               2001        2000        1999        1998        1997
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year.............................       $1,786.9    $1,710.3    $1,705.7    $1,665.8    $1,600.1
CHARGE-OFFS
   Commercial
      Commercial.........................................          779.0       319.8       250.1           *           *
      Lease financing....................................          144.4        27.9        12.4           *           *
                                                                --------------------------------------------------------
         Total commercial................................          923.4       347.7       262.5       202.3       232.8
   Commercial real estate
      Commercial mortgages...............................           49.5        15.8        19.1           *           *
      Construction and development.......................           12.6        10.3         2.6           *           *
                                                                --------------------------------------------------------
         Total commercial real estate....................           62.1        26.1        21.7        23.6        27.3
   Residential mortgages.................................           15.8        13.7        16.2        14.4        11.1
   Retail
      Credit card........................................          294.1       235.8       220.2       223.9       258.3
      Retail leasing.....................................           34.2        14.8         6.2           *           *
      Other retail.......................................          441.8       379.5       376.0           *           *
                                                                --------------------------------------------------------
         Total retail....................................          770.1       630.1       602.4       533.4       522.4
                                                                --------------------------------------------------------
            Total charge-offs............................        1,771.4     1,017.6       902.8       773.7       793.6
RECOVERIES
   Commercial
      Commercial.........................................           60.6        64.0        84.8           *           *
      Lease financing....................................           30.4         7.2         4.0           *           *
                                                                --------------------------------------------------------
         Total commercial................................           91.0        71.2        88.8        81.9        59.3
   Commercial real estate
      Commercial mortgages...............................            9.1        10.8        15.1           *           *
      Construction and development.......................             .8         2.6         1.0           *           *
                                                                --------------------------------------------------------
         Total commercial real estate....................            9.9        13.4        16.1        31.0        37.7
   Residential mortgages.................................            3.2         1.3         1.4         3.0         2.5
   Retail
      Credit card........................................           23.4        27.5        34.6        36.9        38.3
      Retail leasing.....................................            4.5         2.0         1.1           *           *
      Other retail.......................................           92.9        76.8        88.2           *           *
                                                                --------------------------------------------------------
         Total retail....................................          120.8       106.3       123.9       112.6        93.1
                                                                --------------------------------------------------------
            Total recoveries.............................          224.9       192.2       230.2       228.5       192.6
NET CHARGE-OFFS
   Commercial
      Commercial.........................................          718.4       255.8       165.3           *           *
      Lease financing....................................          114.0        20.7         8.4           *           *
                                                                --------------------------------------------------------
         Total commercial................................          832.4       276.5       173.7       120.4       173.5
   Commercial real estate
      Commercial mortgages...............................           40.4         5.0         4.0           *           *
      Construction and development.......................           11.8         7.7         1.6           *           *
                                                                --------------------------------------------------------
         Total commercial real estate....................           52.2        12.7         5.6        (7.4)      (10.4)
   Residential mortgages.................................           12.6        12.4        14.8        11.4         8.6
   Retail
      Credit card........................................          270.7       208.3       185.6       187.0       220.0
      Retail leasing.....................................           29.7        12.8         5.1           *           *
      Other retail.......................................          348.9       302.7       287.8           *           *
                                                                --------------------------------------------------------
         Total retail....................................          649.3       523.8       478.5       420.8       429.3
                                                                --------------------------------------------------------
            Total net charge-offs........................        1,546.5       825.4       672.6       545.2       601.0
                                                                --------------------------------------------------------
Provision for credit losses..............................        2,528.8       828.0       646.0       491.3       639.9
Losses from loan sales/transfers.........................         (329.3)         --          --          --          --
Acquisitions and other changes...........................           17.4        74.0        31.2        93.8        26.8
                                                                --------------------------------------------------------
Balance at end of year...................................       $2,457.3    $1,786.9    $1,710.3    $1,705.7    $1,665.8
                                                                --------------------------------------------------------
Allowance as a percentage of:
   Period-end loans......................................           2.15%       1.46%       1.51%       1.59%       1.68%
   Nonperforming loans...................................            245         233         329         344         333
   Nonperforming assets..................................            219         206         291         312         290
   Net charge-offs.......................................            159         216         254         313         277
------------------------------------------------------------------------------------------------------------------------

*Information not available

                                                                    U.S. Bancorp
in repayment or restoration to current status. Retail loans 30 days to 89 days or more past due were 3.11 percent of the total retail portfolio at December 31, 2001, compared with 2.82 percent of the total retail portfolio at December 31, 2000. Retail loans 90 days or more past due totaled .98 percent of the total retail loan portfolio at December 31, 2001, compared with .79 percent of the total retail loan portfolio at December 31, 2000, and .59 percent at December 31, 1999. The increase in retail loan delinquencies was primarily related to the credit card, home equity and revolving credit line portfolios and reflects the economic slowdown and unemployment trends during 2001.

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

    At December 31, 2001, the allowance was $2.5 billion (2.15 percent of loans). This compares with an allowance of $1.8 billion (1.46 percent of loans), at year-end 2000, and $1.7 billion (1.51 percent of loans), at December 31, 1999. The ratio of the allowance for credit losses to nonperforming loans was 245 percent at December 31, 2001, compared with 233 percent at year-end 2000 and 329 percent at year-end 1999. The ratio of the allowance for credit losses to net charge-offs was 159 percent at December 31, 2001, compared with 216 percent at year-end 2000 and 254 percent at year-end 1999. The Company considers historical charge-off levels in addition to existing conditions, among other factors, when establishing the allowance for credit losses.

    Several factors impacted the allowance for credit losses during 2001, including merger and restructuring-related credit actions and management's extensive review of the commercial loan portfolio in light of current economic conditions. The level of the allowance was also impacted by risk rating changes by regulators of shared national credits agented by other banks, Company-specific portfolio trends discussed previously, and the transfer of the unsecured small business product portfolio to loans held for sale. The increase in the allowance for credit losses reflects the impact of changes in the economy since December 31, 2000, and related deterioration in certain sectors of the Company's credit portfolio. It also reflects management's recognition that the current economic slowdown has accelerated and may be more prolonged as a result of world events occurring in the third quarter of 2001.

    Management determines the amount of allowance that is required for certain loan categories based on relative risk characteristics of the loan portfolio. Table 16 shows the amount of the allowance for credit losses by loan category. During 2001, the Company, in connection with the merger of Firstar and USBM, conformed its methodology for determining specific allowances for the elements of the loan portfolio. While both predecessor companies utilized credit risk rating processes, migration analysis and historical loss experience to determine each element of its allowance for credit losses, Firstar specifically determined its commercial allowance based on its net loss experience, while USBM utilized its gross loss experience. Although diversity exists in practice, the Company has adopted a net loss experience methodology in determining the allowance for commercial credit losses. Adopting the net loss experience methodology is based, in part, on regulatory guidelines promulgated with respect to evaluating the allowance for credit losses. In addition to adopting a net loss experience method, the Company enhanced its commercial migration methods for higher quality commercial loan categories to better differentiate historical loss factors within those categories. Also, given the current business cycle, historical loss factors utilized in determining the allowance for commercial loans were weighted to reflect the adverse impact of recent losses. Table 16 shows the determination of each element of the allowance for credit losses on a consistent basis for 2001 and 2000. Due to the Company's inability to gather historical loss data on a combined basis for 1997 through 1999, the methodologies and amounts assigned to each element of the loan portfolio for these years have not been conformed.

    The allowance recorded for commercial loans is based on a quarterly review of individual credit relationships. The Company's regular risk rating process is an integral component of the methodology utilized in determining the allowance for credit losses. An analysis of the migration of commercial and commercial real estate loans and actual loss experience throughout the business cycle is also conducted quarterly to assess reserves established for credits with similar risk characteristics. An allowance is established for pools of commercial and commercial real estate loans based on the risk ratings assigned. The amount is supported by the results of the migration analysis that considers historical loss experience by risk rating, as well as current and historical economic conditions and industry risk factors. The Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established

U.S. Bancorp
for impaired loans. The allowance established for commercial and commercial real estate loan portfolios, including impaired commercial and commercial real estate loans, increased $931.7 million to $1,428.6 million in 2001. The change reflected higher levels of nonperforming loans, increased loss severity reflected in the historical migration, increasing sector risk in certain industries and deterioration in credit risk ratings from a year ago.

    The allowance recorded for retail portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous category or group of loans. Based on this information and analysis, an allowance is established approximating a rolling twelve-month estimate of net charge-offs. The allowance for retail loans increased $58.3 million to $711.1 million in 2001. The increase primarily reflected the continuing downturn in economic conditions.

    Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. For each of these factors, the estimated inherent loss is recorded as an unallocated allowance. The Company estimates a range of inherent losses related to the existence of these exposures and for the risk in concentrations to specific borrowers, financings of highly leveraged transactions, products or industries. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and retail allowance levels and the estimated impact of the current economic environment on portfolio segments or concentrations. The unallocated allowance decreased to $301.5 million at December 31, 2001, from $627.6 million at December 31, 2000. The change in unallocated allowance reflects deterioration in credit quality during 2001. Although the Company determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the recorded amounts. The Company's methodology includes several factors intended to minimize the differences in recorded and actual losses. These factors allow the Company to adjust its estimate of losses based on the most recent information available. Refer to Note 1 of the Notes to Consolidated

TABLE 16 Elements of the Allowance for Credit Losses(a)


                                                             Allowance Amount
                                         --------------------------------------------------------
December 31 (Dollars in Millions)            2001        2000        1999        1998        1997
-------------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial.....................       $1,068.1    $  418.8    $  408.3    $  343.7    $  370.5
   Lease financing................          107.5        17.7        20.2        21.5        16.4
                                         --------------------------------------------------------
      Total commercial............        1,175.6       436.5       428.5       365.2       386.9
COMMERCIAL REAL ESTATE
   Commercial mortgages...........          176.6        42.7       110.4       105.2       105.6
   Construction and development...           76.4        17.7        22.5        25.9        27.7
                                         --------------------------------------------------------
      Total commercial real
       estate.....................          253.0        60.4       132.9       131.1       133.3
RESIDENTIAL MORTGAGES.............           16.1         9.6        18.6        27.2        36.9
RETAIL
   Credit card....................          295.2       265.6       320.8       304.3       217.4
   Retail leasing.................           38.7        27.2        18.6         6.5         4.9
   Other retail...................          377.2       360.0       389.2       365.6       257.9
                                         --------------------------------------------------------
      Total retail................          711.1       652.8       728.6       676.4       480.2
                                         --------------------------------------------------------
      Total allocated allowance...        2,155.8     1,159.3     1,308.6     1,199.9     1,037.3
      Unallocated portion.........          301.5       627.6       401.7       505.8       628.5
                                         --------------------------------------------------------
Total allowance...................       $2,457.3    $1,786.9    $1,710.3    $1,705.7    $1,665.8
-------------------------------------------------------------------------------------------------

                                                 Allowance as a Percent of Total Loans
                                         ----------------------------------------------------
December 31                              2001         2000       1999         1998       1997
---------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial.....................       2.64%       .90%        .97%        .91%        1.10%
   Lease financing................       1.84        .29         .53         .65          .61
                                         ----------------------------------------------------
      Total commercial............       2.54        .83         .93         .89         1.06
COMMERCIAL REAL ESTATE
   Commercial mortgages...........        .94        .22         .59         .63          .67
   Construction and development...       1.16        .25         .35         .50          .68
                                         ----------------------------------------------------
      Total commercial real
       estate.....................       1.00        .23         .53         .60          .67
RESIDENTIAL MORTGAGES.............        .28        .12         .16         .19          .23
RETAIL
   Credit card....................       5.01       3.95        6.41        6.27         4.35
   Retail leasing.................        .79        .65         .88         .40          .45
   Other retail...................       1.44       1.47        1.64        1.55         1.23
                                         ----------------------------------------------------
      Total retail................       1.92       1.85        2.36        2.25         1.78
                                         ----------------------------------------------------
      Total allocated allowance...       1.89        .95        1.16        1.12         1.05
      Unallocated portion.........        .26        .51         .35         .47          .63
                                         ----------------------------------------------------
Total allowance...................       2.15%      1.46%       1.51%       1.59%        1.68%
---------------------------------------------------------------------------------------------

(a) During 2001, the Company changed its methodology for determining the specific allowance for elements of the loan portfolio. Table 16 has been restated for 2000. Due to the Company's inability to gather historical loss data on a combined basis for 1997 through 1999, the methodologies and amounts assigned to each element of the loan portfolio for these years have not been conformed. Utilizing the prior methods the total assigned allowance for 2000 was $1,397.3 million and the unallocated portion was $389.6 million. Refer to paragraph four in the section captioned "Analysis and Determination of Allowance for Credit Losses" on page 34.

                                                                    U.S. Bancorp

Financial Statements for accounting policies related to the allowance for credit losses.

RESIDUAL RISK MANAGEMENT The Company manages its risk to changes in the value of lease residual assets through disciplined residual setting and valuation at the inception of a lease, diversification of its vehicles, a focus on longer term vehicle leases, effective end-of-term marketing of off-leased vehicles, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. To reduce the financial impact of potential changes in vehicle residuals, the Company maintains residual value risk insurance. Also, equipment lease originations are subject to the same stringent underwriting standards referred to in the segment captioned "Credit Risk Management".

    Included in the retail leasing portfolio was approximately $2.8 billion of retail leasing residuals at December 31, 2001, compared with $2.4 billion at December 31, 2000. The Company monitors concentrations of leases by manufacturer, vehicle "make" and vehicle type. At year-end 2001, no vehicle-type concentration exceeded five percent of the aggregate portfolio. Because retail residual valuations tend to be less volatile for longer-term leases, relative to the estimated residual at inception of the lease, management actively manages lease origination production to achieve a longer-term portfolio. At December 31, 2001, the weighted-average term of the portfolio was 51 months. Since 1998, the used vehicle market has experienced a decline in used car prices. Several factors have contributed to this deflationary cycle. Aggressive leasing programs by automobile manufacturers and competitors within the banking industry included a marketing focus on monthly lease payments, enhanced residuals at lease inception, shorter-term leases and low mileage leases. These practices have created a cyclical oversupply of certain off-lease vehicles. Recently, automobile manufacturers and others have retreated from these marketing programs or begun to exit the leasing business. Another factor impacting the used vehicle market has been the trend in new vehicle prices that decreased in the late 1990's. This trend has been driven by surplus automobile manufacturing capacity and related production and highly competitive Internet sales programs. Recessionary factors are expected to moderate new car production during the next several quarters. Also, many Internet marketers failed or transformed into distribution channels of dealers rather than direct competitors. These recent trends are expected to abate the deflationary pricing pressures of the past few years. In response to factors impacting used vehicle prices, the Company recognized a retail lease impairment of $40.0 million in 2001. Given the current economic environment, it is difficult to assess the timing and degree of changes in residual values that may impact financial results over the next several quarters.

    At December 31, 2001, the commercial leasing portfolio had $984.6 million of residuals. At year-end 2001, lease residuals related to railcars were 16.2 percent. Trucks and other transportation equipment represented 30.2 percent of the aggregate portfolio while aircraft and manufacturing were 14.9 percent and
12.7 percent, respectively. No other significant concentrations of more than 10 percent existed at December 31, 2001. During 2001, reduced airline travel and higher fuel costs adversely impacted aircraft and transportation equipment lease residual values. Although impairment of equipment lease residuals was not significant in 2001, continuing economic stress in certain industries may further impact used equipment values into next year.

INTEREST RATE RISK MANAGEMENT In the banking industry, a major risk exposure is changing interest rates. To minimize the volatility of net interest income and exposure to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee ("ALPC") and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate risk exposure, off-balance sheet activity and the investment portfolio. The Company uses three methods for measuring and analyzing consolidated interest rate risk: Net Interest Income Simulation Analysis, Market Value of Equity Modeling and Repricing Mismatch Analysis.

NET INTEREST INCOME SIMULATION ANALYSIS One of the primary tools used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is simulation analysis. The monthly analysis incorporates substantially all of the Company's assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or downward gradual change of market interest rates over a one year period. The simulations also estimate the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management's outlook and repricing strategies. Loan prepayment and other options risks are developed

U.S. Bancorp
from industry estimates of prepayment speeds. Because the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation's results to changes in key assumptions.

    The results from the simulation are reviewed by ALPC monthly and are used to guide hedging strategies. ALPC policy guidelines limit the estimated change in net interest income to 5.0 percent of forecasted net interest income over the succeeding 12 months. In simulations as of December 31, 2001, the interest rate risk position of the Company was relatively neutral as the impact of a downward movement in rates or an upward movement in rates of 300 basis points over a twelve month period resulted in less than 1.0 percent change in net interest income. At December 31, 2001, the Company was well within policy guidelines.

MARKET VALUE OF EQUITY MODELING The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company's assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the base case. Given the low level of rates currently the down 200 basis point scenario cannot be computed. ALPC reviews other down rate scenarios to evaluate the impact of falling rates.

    The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management's expectation of rate behavior. The results of the valuation analysis as of December 31, 2001, were well within policy guidelines.

REPRICING MISMATCH ANALYSIS The Company also evaluates its interest rate sensitivity position to maintain a balance between the amounts of interest-bearing assets and interest-bearing liabilities which are expected to mature or reprice at any point in time. While a traditional repricing mismatch analysis ("gap analysis") provides a snapshot of interest rate risk, it does not take into consideration that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. Also, it does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

TABLE 17 Derivative Positions
ASSET AND LIABILITY MANAGEMENT POSITIONS



                                                                           Maturing

December 31, 2001                             -------------------------------------------------------------------
(Dollars in Millions)                          2002       2003       2004       2005       2006        Thereafter     Total
----------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating swaps
   Notional amount..........................  $ 3,295    $ 1,625    $ 3,223    $ 1,861    $   875       $ 5,240      $16,119
   Weighted-average
      Receive rate..........................     4.57%      6.04%      5.06%      6.05%      5.73%         6.68%        5.74%
      Pay rate..............................     2.00       1.97       2.10       2.14       2.11          2.07         2.06
Pay fixed/receive floating swaps
   Notional amount..........................  $   500    $   962    $   500    $    --    $    --       $    --      $ 1,962
   Weighted-average
      Receive rate..........................     1.79%      1.90%      1.87%        --%        --%           --%        1.86%
      Pay rate..............................     2.08       4.24       3.98         --         --            --         3.62
Basis swaps.................................  $ 1,000    $    --    $    --    $    --    $    --       $    --      $ 1,000
Future and forwards.........................    4,087         --         --         --         --            --        4,087
Options.....................................       --         --         --         --         45            --           45
----------------------------------------------------------------------------------------------------------------------------

                                                         Weighted-
                                                          Average
                                                         Remaining
December 31, 2001                              Fair      Maturity
(Dollars in Millions)                          Value     in Years
-------------------------------------------------------------------
Receive fixed/pay floating swaps
   Notional amount..........................  $ 329.6        6.30
   Weighted-average
      Receive rate..........................
      Pay rate..............................
Pay fixed/receive floating swaps
   Notional amount..........................  $  (2.1)       1.74
   Weighted-average
      Receive rate..........................
      Pay rate..............................
Basis swaps.................................  $    .2        0.69
Future and forwards.........................     71.7          --
Options.....................................       --         4.9
-------------------------------------------------------------------

CUSTOMER INTERMEDIATED POSITIONS

                                                                           Maturing

December 31, 2001                             -------------------------------------------------------------------
(Dollars in Millions)                          2002       2003       2004       2005       2006        Thereafter     Total
----------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay floating swaps
   Notional amount..........................  $   218    $   408    $   386    $   276    $   424       $   425      $ 2,137
Pay fixed/receive floating swaps
   Notional amount..........................      217        409        386        276        424           425        2,137
Basis swaps.................................       --         --          2         --         --            --            2
Options.....................................      514        615         78         --         --             4        1,211
Foreign exchange contracts
   Purchase.................................    1,810         26         --         --         --            --        1,836
   Sell.....................................    1,801         26         --         --         --            --        1,827
----------------------------------------------------------------------------------------------------------------------------

                                                         Weighted-
                                                          Average
                                                         Remaining
December 31, 2001                              Fair      Maturity
(Dollars in Millions)                          Value     In Years
-------------------------------------------------------------------
Receive fixed/pay floating swaps
   Notional amount..........................  $  63.5        3.83
Pay fixed/receive floating swaps
   Notional amount..........................    (53.4)       3.83
Basis swaps.................................       --        2.67
Options.....................................       --        1.29
Foreign exchange contracts
   Purchase.................................     60.0         .25
   Sell.....................................    (58.0)        .25
-------------------------------------------------------------------

                                                                    U.S. Bancorp

USE OF DERIVATIVES TO MANAGE MARKET AND INTEREST RATE RISK In the ordinary course of business, the Company enters into derivative transactions to manage its market and prepayment risks and to accommodate the business requirements of its customers. By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. To manage its interest rate risk, the Company may enter into interest rate swap agreements and, to a lesser degree, basis swaps, and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate caps protect against rising interest rates while interest rate floors protect against falling interest rates. In connection with its mortgage banking business, the Company may enter into forward commitments, futures and options to hedge interest rate risk of fixed-rate mortgage loans held for sale and unfunded commitments. All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and designated as either "fair value" or "cash flow" hedges. The Company performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is immediately recorded in noninterest income.

    The Company also enters into derivative contracts to accommodate the business requirements of its customers. Customer intermediated transactions may include interest rate derivatives and foreign exchange forward contracts and options. Foreign exchange-based forward contracts provide for the delayed delivery of a purchase or sale of foreign currency. Generally, the Company enters into offsetting derivative positions to mitigate its market risk associated with customer-based contracts. Intermediated interest rate swaps, foreign exchange contracts and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in trading account profits and commissions. Derivative instruments are subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contracts. The Company manages this risk through diversification of its derivative positions among dealers, primarily commercial banks, broker-dealers and corporations, with established relationships and requiring collateral to support credit exposures in excess of established guidelines. To minimize the risk, the Company enters into legally enforceable master netting agreements, which permit the close out and netting of transactions with the same counterparty upon the occurrence of certain events. Also, a portion of the derivative activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is substantively reduced.

    Table 17 summarizes information on derivative positions as of December 31, 2001.

MARKET RISK MANAGEMENT In addition to interest rate risk and market risk associated with derivatives, the Company is exposed to other forms of market risk as a consequence of conducting normal business activities. Business activities that contribute to market risk include, among other things, market making, underwriting, proprietary trading and foreign exchange positions. Value at Risk ("VaR") is a key measure of market risk for the Company. VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-nine percent degree of confidence, in the course of its risk taking activities. Its purpose is to describe the amount of earnings at risk due to potential losses from adverse market movements.

    VaR modeling on trading activities is subject to certain limitations. Additionally, it should be recognized that there are assumptions and estimates associated with VaR modeling and actual results could differ from these assumptions and estimates. The Company mitigates these uncertainties through regular monitoring of trading activities by management and other risk management practices including stop-loss limits and position limits. A stress-test model is used to provide management with a perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

    ALPC establishes market risk limits subject to approval by the Company's Board of Directors. The Company's VaR limit was $40.0 million at December 31, 2001. The market risk inherent in the Company's customer-based derivative trading, mortgage banking pipeline, broker-dealer activities, including equities, fixed income, high yield securities and foreign exchange, as estimated by the VaR analysis, was $10.9 million at December 31, 2001.

LIQUIDITY RISK MANAGEMENT ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is

U.S. Bancorp
maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The Company's performance in these areas has enabled it to develop a large and reliable base of core funding within its market areas and in domestic and global capital markets. Liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, yield and rate behaviors, and loan and deposit forecasts to minimize funding risk.

    The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. ALPC periodically reviews the Company's ability to meet funding deficiencies due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various Federal Home Loan Banks that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman office for issuing eurodollar certificates of deposit. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short-and medium-term bank notes. Also, the Company's subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable regionally based certificates of deposit.

    Asset securitization and conduits represent another source of funding the Company's growth through off-balance sheet structures. The Company has two off-balance sheet conduits that hold high-grade assets. The conduits, which are funded by issuing commercial paper, held average assets of $14.8 billion including short-term participations in commercial loans, commercial paper and investment securities. The Company provides liquidity facilities to both conduits and credit enhancement to the loan conduit that may be triggered by certain events. Based on the current performance of each structure the Company does not anticipate these triggers will occur in the foreseeable future. Included in noninterest income was $132.7 million of revenue related to these conduits in 2001 including fees for servicing activities and liquidity facilities and credit enhancements.

    In November 2001, the Company established a $738 million securitization structure related to an unsecured small business credit product that was being discontinued. Additionally, the Company previously created asset-backed securitizations to fund the noninterest-bearing corporate card loan portfolio and indirect automobile loans. The corporate card securitization held $403 million in average assets in 2001 and is scheduled to be liquidated in February 2002. The indirect automobile securitization held $655 million of average assets in 2001. The Company provided credit enhancements in the form of subordination and reserve accounts at the inception of the transactions. The Company's risk, primarily for losses in the underlying assets, is considered in determining the fair value of the Company's retained interests in these securitizations. The Company recognized income from residual interests and servicing fees for these securitizations of $15.5 million in 2001. Refer to Note 8 of the Notes to Consolidated Financial Statements for further information on these off-balance sheet structures.

    With respect to real estate and certain equipment, the Company enters into capital or operating leases to meet its business requirements. Certain operating lease arrangements involve third party lessors that acquire these business assets through leveraged financing structures commonly referred to as "synthetic leases". At December 31, 2001, synthetic lease structures held real estate assets of $372.7 million and equipment of $41.6 million. The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price. The Company's minimum lease obligations for capital and operating arrangements, including those related to synthetic leases, are disclosed in Note 22 of the Notes to Consolidated Financial Statements.

    Credit, liquidity, operational and legal structural risks exist due to the nature and complexity of asset securitizations and other off-balance sheet structures. ALPC regularly monitors the performance of each off-balance sheet structure in an effort to minimize these risks and ensure compliance with the requirements of the structures. The Company utilizes its credit risk management systems to evaluate credit quality of underlying assets and regularly forecasts cash flows to evaluate any potential impairment of retained interests. Also, regulatory guidelines require consideration of asset securitizations in the determination of risk-based capital ratios.

    The Company's ability to raise negotiated funding at competitive prices is influenced by rating agencies' views of the Company's credit quality, liquidity, capital and earnings. The debt ratings noted in Table 18 reflect the rating agencies' recognition of the strong, consistent financial performance of the Company and quality of the balance sheet.

                                                                    U.S. Bancorp

    The parent company's routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities. Subsidiary management fees fund operating expenses, while shareholder dividends and debt service are satisfied primarily through dividends from its subsidiaries.

    At December 31, 2001, parent company long-term debt outstanding was $6.1 billion, compared with $6.6 billion at December 31, 2000. In 2001, the parent company issued $1.1 billion of senior contingent convertible debt, offset by $1.6 billion of maturities and other repayments of long-term debt. Total parent company debt maturing in 2002 is $1.5 billion. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from the approximately $3.2 billion of parent company cash and cash equivalents at December 31, 2001. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was $1.2 billion at December 31, 2001. For further information, see Note 23 of the Notes to Consolidated Financial Statements.

CAPITAL MANAGEMENT

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders' equity was $16.5 billion at December 31, 2001, compared with $15.2 billion at December 31, 2000. The increase was primarily the result of corporate earnings and the issuance of stock in connection with the NOVA acquisition, offset by dividend payments, merger and restructuring-related items and share repurchases.

    On February 27, 2001, the Company increased its dividend rate per common share 15.4 percent from $.1625 per quarter to $.1875 per quarter. Excluding merger and restructuring-related charges, the dividend payout ratio for 2001 increased to 57.0 percent compared with payout ratios of 40.1 percent in 2000 and 31.7 percent in 1999.

    Management has established financial objectives which provide a framework to monitor future capital needs. The Company's dividend policy is influenced by the belief that most shareholders are interested in long-term performance as well as current dividend yields. The current dividend payout level is considered reasonable given the Company's present cash flow position, level of earnings and the strength of its subsidiary banks' capital ratios. Future dividends will be determined based on results of operations, growth expectations, financial condition, regulatory constraints and other factors deemed relevant by the Board of Directors.

    On July 17, 2001, the Company's Board of Directors authorized the repurchase of up to 56.4 million shares of the Company's common stock in connection with the July 24, 2001, acquisition of NOVA. During 2001, the Company repurchased
19.7 million shares of common stock in both public and private transactions in connection with this authorization. The Company had forward contracts to purchase 26.7 million shares within this authorization. These contracts were settled in January 2002. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of common stock through 2003.

    On February 16, 2000, the Board of Directors of USBM authorized the repurchase of up to $2.5 billion of its common stock over a two year period ending March 31, 2002. On April 11, 2000, Firstar's Board of Directors approved a common stock repurchase program of 100 million shares. The stock repurchase programs of both Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the planned merger of the formerly separate companies. For a complete analysis of activities impacting shareholders' equity

TABLE 18 Debt Ratings

                                                                              Standard &
At December 31, 2001                                               Moody's         Poors       Fitch
----------------------------------------------------------------------------------------------------
U.S. BANCORP
   Short-term borrowings....................................                                      F1
   Senior debt and medium-term notes........................            A1          A             A+
   Subordinated debt........................................            A2         A-              A
   Preferred stock..........................................            A3       BBB+              A
   Commercial paper.........................................           P-1        A-1             F1
U.S. BANK NATIONAL ASSOCIATION
   Short-term time deposits.................................           P-1        A-1            F1+
   Long-term time deposits..................................           Aa3         A+            AA-
   Bank notes...............................................       Aa3/P-1     A+/A-1         A+/F1+
   Subordinated debt........................................            A1          A              A
----------------------------------------------------------------------------------------------------

U.S. Bancorp
and capital management programs, refer to Note 15 of the Notes to Consolidated Financial Statements.

    Banking regulators define minimum capital requirements for banks and financial services holding companies. Additionally, credit rating agencies evaluate capital adequacy including tangible common equity as a percentage of tangible assets. The Company manages various capital ratios to maintain appropriate capital levels in accordance with Board-approved capital guidelines. At December 31, 2001, tangible common equity was $9.4 billion (5.7 percent of tangible assets), compared with 6.3 percent at year-end 2000. The decline in the tangible common equity ratio was primarily due to the acquisition of NOVA during the third quarter of 2001. As of December 31, 2001, tier 1 and total risk-based capital ratios were 7.7 percent and 11.7 percent, respectively, well above the minimum regulatory requirements of 4.0 percent for tier 1 and 8.0 percent for total risk-based capital. This compared to tier 1 and total risk-based capital ratios of 7.2 percent and 10.6 percent at December 31, 2000. The improvement in the total risk-based capital ratio during 2001 primarily reflected changes in the mix of investment securities in addition to the issuance of Trust Preferred Securities. Regulatory authorities have also established a minimum "leverage" ratio of 4.0 percent, which is defined as tier 1 equity to average quarterly assets. For the fourth quarter of 2001, the Company's leverage ratio improved to
7.7 percent compared with 7.4 percent in the fourth quarter of a year ago.

    With respect to each of its banking subsidiaries, the Company intends to maintain sufficient capital to be "well capitalized" as defined by the regulatory agencies. The "well capitalized" category requires tier 1 and total risk-based capital ratios of at least 6.0 percent and 10.0 percent, respectively, and a minimum leverage ratio of 5.0 percent. All banking subsidiaries are considered "well capitalized" at December 31, 2001.

    Table 19 provides a summary of tier 1 and total risk-based capital ratios as of December 31, 2001 and 2000, as defined by the regulatory agencies.

FOURTH QUARTER SUMMARY

In the fourth quarter of 2001, the Company had net income of $695.4 million ($.36 per diluted share), compared with $768.7 million ($.40 per diluted share) in the fourth quarter of 2000. The Company reported operating earnings (net income excluding merger and restructuring-related items) of $785.2 million ($.40 per diluted share) in the fourth quarter of 2001, compared with operating earnings of $824.2 million ($.43 per diluted share) in the fourth quarter of 2000. Fourth quarter net interest income on a taxable-equivalent basis increased $122.6 million to $1,684.8 million, compared with the fourth quarter of

TABLE 19 Regulatory Capital Ratios

At December 31 (Dollars in Millions)                                     2001            2000
---------------------------------------------------------------------------------------------
U.S. BANCORP
Tangible common equity......................................       $    9,374     $    10,045
   As a percent of tangible assets..........................              5.7%            6.3%
Tier 1 capital..............................................       $   12,488     $    11,602
   As a percent of risk-weighted assets.....................              7.7%            7.2%
   As a percent of adjusted quarterly average assets
    (leverage ratio)........................................              7.7%            7.4%
Total risk-based capital....................................       $   19,148     $    17,038
   As a percent of risk-weighted assets.....................             11.7%           10.6%
BANK SUBSIDIARIES(A)
   U.S. BANK NATIONAL ASSOCIATION
      Tier 1 capital........................................              7.5%            7.3%
      Total risk-based capital..............................             11.8            11.2
      Leverage..............................................              7.7             7.9
   U.S. BANK NATIONAL ASSOCIATION ND
      Tier 1 capital........................................             18.1%           10.3%
      Total risk-based capital..............................             23.1            15.6
      Leverage..............................................             17.9            10.2
   U.S. BANK NATIONAL ASSOCIATION MT
      Tier 1 capital........................................             19.4%           14.9%
      Total risk-based capital..............................             20.5            17.6
      Leverage..............................................             14.0            12.0

                                                                                        Well-
BANK REGULATORY CAPITAL REQUIREMENTS                                  Minimum     Capitalized
                                                                   --------------------------
   Tier 1 capital...........................................              4.0%            6.0%
   Total risk-based capital.................................              8.0            10.0
   Leverage.................................................              4.0             5.0
---------------------------------------------------------------------------------------------

(a) These balances and ratios were prepared in accordance with regulatory accounting principles as disclosed in the subsidiaries' regulatory reports.

                                                                    U.S. Bancorp

2000, primarily reflecting increased earning assets driven by increases in the investment portfolio, core retail loan growth and acquisitions, partially offset by a $4.3 billion reduction in loans related to transfers of short-term, high credit quality, low margin commercial loans to the loan conduit, a $2.8 billion decline in residential mortgage loans, and the sale of indirect automobile and high LTV home equity loans in the first quarter of 2001. The net interest margin on a taxable-equivalent basis increased in the fourth quarter of 2001 to 4.60 percent, compared with 4.33 percent in the fourth quarter of 2000, reflecting funding benefits during the declining rate environment, a more favorable funding mix and improving loan spreads, partially offset by lower yields on the investment portfolio.

    The provision for credit losses increased to $265.8 million in the fourth quarter of 2001, compared with $229.5 million in the fourth quarter of 2000. The increase was the result of higher charge-offs from a year ago due to deterioration in economic conditions and credit quality in the loan portfolio.

    Noninterest income increased $58.7 million from the same quarter a year ago, to $1,323.6 million. Credit card fee revenue declined quarter over quarter by $18.6 million (8.8 percent) reflecting lower corporate card transaction volumes. Merchant and ATM processing revenue increased $116.0 million principally due to the acquisition of NOVA. Deposit service charges, cash management fees, commercial product revenue and mortgage banking revenue improved in the fourth quarter of 2001 from a year ago. The

TABLE 20 Fourth Quarter Summary

                                                                    Three Months Ended
                                                                       December 31,
                                                                   --------------------
(Dollars in Millions, Except Per Share Data)                           2001        2000
---------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Interest income (taxable-equivalent basis)..................       $2,529.3    $3,179.7
Interest expense............................................          844.5     1,617.5
                                                                   --------------------
   Net interest income......................................        1,684.8     1,562.2
Securities gains, net.......................................           22.0         7.0
Noninterest income..........................................        1,301.6     1,257.9
                                                                   --------------------
   Total net revenue........................................        3,008.4     2,827.1
Noninterest expense(a)......................................        1,503.9     1,347.8
Provision for credit losses.................................          265.8       229.5
                                                                   --------------------
   Income before taxes and merger and restructuring-related
    items...................................................        1,238.7     1,249.8
Taxable-equivalent adjustment...............................            9.9        20.7
Income taxes................................................          443.6       404.9
                                                                   --------------------
Operating earnings(a).......................................          785.2       824.2
Merger and restructuring-related items (after-tax)..........          (89.8)      (55.5)
                                                                   --------------------
   Net income in accordance with GAAP.......................       $  695.4    $  768.7
                                                                   --------------------
PER COMMON SHARE
Earnings per share..........................................       $    .36    $    .41
Diluted earnings per share..................................            .36         .40
Dividends declared per share(b).............................          .1875       .1625

FINANCIAL RATIOS
Return on average assets....................................           1.64%       1.89%
Return on average equity....................................           16.5        20.7
Net interest margin (taxable-equivalent basis)..............           4.60        4.33
Efficiency ratio............................................           55.1        50.8

FINANCIAL RATIOS EXCLUDING MERGER AND RESTRUCTURING-RELATED
   ITEMS(A)
Return on average assets....................................           1.85%       2.02%
Return on average equity....................................           18.6        22.2
Efficiency ratio............................................           50.4        47.8
Banking efficiency ratio(c).................................           46.6        41.9
---------------------------------------------------------------------------------------

(a) The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items referred to as "operating earnings." Operating earnings are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

(b) Dividends per share have not been restated for the 2001 merger of Firstar and USBM.

(c) Without investment banking and brokerage activity.

U.S. Bancorp
improvements reflected core business growth, product enhancements, loan conduit activities and strong mortgage originations. Capital markets-related revenue declined $31.6 million (12.0 percent) reflecting softness in equity capital markets since late 2000. Other income declined $99.6 million from the same quarter a year ago primarily due to a $10.0 million retail lease residual impairment recognized in the fourth quarter of 2001 and a decline in the level of equity investment earnings.

    Fourth quarter noninterest expense totaled $1,644.5 million in the fourth quarter of 2001 compared with $1,431.9 million in the fourth quarter of 2000. Excluding merger-related charges, noninterest expense totaled $1,503.9 million, an increase of $156.1 million (11.6 percent) from the fourth quarter of 2000. Approximately $100 million of the increase was the result of acquisitions. In addition to the impact of acquisitions, noninterest expenses were higher due to recognizing a $27.3 million MSR impairment in the fourth quarter of 2001 and increases due to core business growth, offset somewhat by a reduction in expenses related to capital markets activities.

LINE OF BUSINESS FINANCIAL REVIEW

Operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. Prior to the merger of Firstar and USBM, the Company operated its business units separately in 2000 and 1999 and the basis of financial presentation differed significantly. Accordingly, the presentation of comparative business line results for 1999 is not practicable at this time.

    At the date of the merger of Firstar and USBM, the Company reorganized into the following operating segments: Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets, and Treasury and Corporate Support. Units providing central support and other corporate activities are reported as part of Treasury and Corporate Support and allocated as appropriate. For detailed descriptions of these operating segments see "BUSINESS SEGMENTS" in Note 1 of the Notes to Consolidated Financial Statements.

BASIS OF FINANCIAL PRESENTATION Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. The provision for credit losses recorded by each operating segment was primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses determined in accordance with accounting principles generally accepted in the United States recognized by the Company on a consolidated basis and the provision recorded by the business lines is recorded in Treasury and Corporate Support. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Noninterest expenses incurred by centrally managed operations or a business line that directly supports another business line's operations are not charged to the applicable business line. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Merger and restructuring-related items are not identified by or allocated to lines of business. Because capital levels are evaluated and managed centrally, capital is not allocated to the business units. Designations, assignments and allocations may change from time to time as management accounting systems are enhanced or product lines change. During 2001, certain organization and methodology changes were made to reflect the merger. All results for 2001 and 2000 have been restated to present consistent methodologies for all business lines.

WHOLESALE BANKING offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $1,364.4 million of the Company's pre-tax income in 2001, compared with $1,667.3 million in 2000, a decrease of $302.9 million (18.2 percent). The decline was primarily driven by an increase in the provision for credit losses and certain asset write-downs taken by the business line. The line of business generated operating income of $1,956.8 million in 2001 and $1,827.8 million in 2000, a 7.1 percent increase. Total net revenue grew by $175.9 million (8.0 percent) in 2001. Net interest income on a taxable-equivalent basis increased 4.7 percent for the year primarily due to core deposit growth, as well as the impact of banking and equipment finance leasing acquisitions. The increase is offset somewhat by the transfer of short-term, high credit quality, low margin commercial loans to the loan conduit and the impact of declining rates on the funding benefit of deposits. Noninterest income increased 19.4 percent in 2001 reflecting revenue related to the leasing acquisitions, core growth in syndication and cash management-related fees and growth in securitization fee

                                                                    U.S. Bancorp
income related to the loan conduit. Net fee income growth included a $6.0 million impairment of commercial leasing residuals and lower earnings of approximately $33.4 million from relationship-based equity investments managed by the line of business. Offsetting the net growth in revenue was an increase in noninterest expenses of $46.9 million (12.9 percent), primarily due to bank and lease acquisitions, planned growth in targeted markets and certain asset write-downs. Included in expenses during the year were asset write-downs of commercial leasing partnerships of $38.4 million and repossessed tractor/trailer and other related property of $14.0 million. Cost savings from business integration activities during 2001 substantively offset the core and acquisition-related expense growth. Additionally, the provision for credit losses increased $431.9 million during 2001. The increase reflected increasing net charge-offs due to the deterioration in credit quality reflected by an increase in nonperforming commercial loans. Refer to "Corporate Risk Profile" on pages 29 through 36 for further information on factors impacting the credit quality of the loan portfolios.

CONSUMER BANKING delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines ("ATMs"). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking and investment product sales. Consumer Banking contributed $1,866.4 million of the Company's pre-tax income in 2001 compared with $2,039.4 million in 2000, a decrease of 8.5 percent. The decline was driven by the impact of declining rates on the funding benefit of deposits, an increase in the provision for credit losses, banking acquisitions and certain asset write-downs taken by the Company. The line of business generated operating income of $2,287.7 million in 2001, a decline of 4.2 percent from 2000. Total net revenue grew by 1.3 percent during 2001, or $53.9 million over 2000. Fee-based revenue growth was strong, increasing by 19.0 percent over 2000, while net interest income declined 4.7 percent. The decline in net interest income reflected the impact of declining interest rates on the funding benefit of consumer deposits. It also reflects the sale of approximately $1.3 billion of high LTV home equity and indirect automobile loans in the first quarter of 2001, and the divestiture of branches with $771.0 million of deposits during the second quarter of 2001 in connection with the merger of Firstar and USBM.

TABLE 21 Line of Business Financial Performance

                                                                        Wholesale                        Consumer
                                                                         Banking                          Banking
                                                              --------------------------------------------------------------
                                                                                    Percent                          Percent
Year Ended December 31 (Dollars in Millions)                      2001       2000    Change        2001       2000    Change
----------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENT
Net interest income (taxable-equivalent basis)..............  $1,774.4   $1,695.0     4.7%     $2,895.1   $3,039.3     (4.7%)
Noninterest income..........................................     594.2      497.7    19.4       1,242.6    1,044.5     19.0
                                                              -------------------              -------------------
   Total net revenue........................................   2,368.6    2,192.7     8.0       4,137.7    4,083.8      1.3
Noninterest expense.........................................     397.9      355.6    11.9       1,685.3    1,628.7      3.5
Other intangible amortization...............................       1.4        1.3     7.7         150.4       62.3        *
Goodwill amortization.......................................      12.5        8.0    56.3          14.3        4.4        *
                                                              -------------------              -------------------
   Total noninterest expense................................     411.8      364.9    12.9       1,850.0    1,695.4      9.1
                                                              -------------------              -------------------
      Operating income......................................   1,956.8    1,827.8     7.1       2,287.7    2,388.4     (4.2)
Provision for credit losses.................................     592.4      160.5       *         421.3      349.0     20.7
                                                              -------------------              -------------------
Income before income taxes..................................   1,364.4    1,667.3   (18.2)      1,866.4    2,039.4     (8.5)
Income taxes and taxable-equivalent adjustment..............     496.5      606.8   (18.2)        679.2      742.1     (8.5)
                                                              -------------------              -------------------
Operating earnings, before merger and restructuring-related
   items....................................................  $  867.9   $1,060.5   (18.2)     $1,187.2   $1,297.3     (8.5)
                                                              -------------------              -------------------
Merger and restructuring-related items (after-tax)(a).......
Net income..................................................

AVERAGE BALANCE SHEET DATA
Loans.......................................................  $ 54,036   $ 55,106    (1.9)     $ 43,017   $ 42,306      1.7
Assets......................................................    60,174     60,296     (.2)       49,919     47,943      4.1
Noninterest-bearing deposits................................    10,687      9,434    13.3        11,999     11,935       .5
Interest-bearing deposits...................................     6,536      4,938    32.4        61,358     62,266     (1.5)
                                                              -------------------              -------------------
   Total deposits...........................................  $ 17,223   $ 14,372    19.8      $ 73,357   $ 74,201     (1.1)
----------------------------------------------------------------------------------------------------------------------------

(a) Merger and restructuring-related items are not allocated to the business lines.

 *  Not meaningful.

U.S. Bancorp

The decline was partially offset by a funding benefit of deposits related to the acquisition of 41 branches in Tennessee. Growth in fee-based revenue was primarily attributed to an increase in retail deposit and cash management fees, mortgage banking originations, the alignment and redesign of products and features in connection with the merger of Firstar and USBM, and fee revenue related to the Tennessee branch acquisition. Fee income growth for 2001 was tempered somewhat by the recognition of an impairment of retail leasing residuals of $40.0 million during the third and fourth quarters. Consumer Banking results reflect an increase in noninterest expense of $154.6 million (9.1 percent) primarily related to impairments of MSRs of $60.8 million and the Tennessee branch acquisition. Additionally, the provision for credit losses increased $72.3 million (20.7 percent) during the year. The increase reflects deterioration in asset quality, higher consumer bankruptcies and economic trends impacting the business unit's loan and retail leasing portfolios.

PRIVATE CLIENT, TRUST AND ASSET MANAGEMENT provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust Services, Institutional Trust and Custody, and Fund Services. The business segment also offers investment management services to several client segments including mutual funds, institutional customers, and private asset management. Private Client, Trust and Asset Management contributed $641.3 million of the Company's pre-tax income in 2001 compared with $649.2 million in 2000, a 1.2 percent decline. Growth in net interest income during 2001 compared with 2000, was driven by core loan and deposit growth partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income declined
3.5 percent during 2001 compared with a year ago primarily due to trust and investment management fees being adversely affected by the current capital markets conditions. Noninterest expense decreased 2.3 percent ($11.1 million) in 2001. Cost savings related to integration activities primarily drove the decline in noninterest expense.

PAYMENT SERVICES includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $724.3 million of the Company's pre-tax income in 2001 compared with $708.6 million in 2000, a 2.2 percent increase. The business unit's financial results were, in part, impacted by an increase in the provision for credit losses and the NOVA acquisition


        Private Client, Trust                   Payment                         Capital
        and Asset Management                   Services                         Markets
-------------------------------------------------------------------------------------------------
                          Percent                          Percent                        Percent
        2001       2000    Change        2001       2000    Change      2001       2000    Change
-------------------------------------------------------------------------------------------------
    $  244.4   $  223.6     9.3%     $  459.6   $  428.6      7.2%    $ 17.8   $   24.9    (28.5)%
       876.3      908.1    (3.5)      1,289.0    1,080.6     19.3      831.2    1,097.6    (24.3)
    -------------------              -------------------              -----------------
     1,120.7    1,131.7    (1.0)      1,748.6    1,509.2     15.9      849.0    1,122.5    (24.4)
       448.2      459.4    (2.4)        525.2      412.8     27.2      738.2      907.4    (18.6)
        20.8       20.7      .5          55.4       23.8        *         --         .1       --
          .4         .4      --          11.9       11.4      4.4         .1         .7    (85.7)
    -------------------              -------------------              -----------------
       469.4      480.5    (2.3)        592.5      448.0     32.3      738.3      908.2    (18.7)
    -------------------              -------------------              -----------------
       651.3      651.2      --       1,156.1    1,061.2      8.9      110.7      214.3    (48.3)
        10.0        2.0       *         431.8      352.6     22.5       17.6         --        *
    -------------------              -------------------              -----------------
       641.3      649.2    (1.2)        724.3      708.6      2.2       93.1      214.3    (56.6)
       233.4      236.2    (1.2)        263.6      257.9      2.2       33.9       78.0    (56.5)
    -------------------              -------------------              -----------------
    $  407.9   $  413.0    (1.2)     $  460.7   $  450.7      2.2     $ 59.2   $  136.3    (56.6)
    -------------------              -------------------              -----------------
    $  4,370   $  3,794    15.2      $  9,972   $  9,531      4.6     $  483   $    263     83.7
       5,424      5,130     5.7        12,142     10,652     14.0      3,478      3,394      2.5
       2,134      2,119      .7           168        188    (10.6)       174        154     13.0
       4,916      4,722     4.1            --         --       --         --         --       --
    -------------------              -------------------              -----------------
    $  7,050   $  6,841     3.1      $    168   $    188    (10.6)    $  174   $    154     13.0
-------------------------------------------------------------------------------------------------

             Treasury and                        Consolidated
           Corporate Support                        Company
---  ------------------------------------------------------------------
                           Percent                              Percent
         2001       2000    Change           2001        2000    Change
     $1,073.4   $  723.6     48.3%      $ 6,464.7   $ 6,135.0      5.4%
        463.9      254.7     82.1         5,297.2     4,883.2      8.5
     -------------------                ---------------------
      1,537.3      978.3     57.1        11,761.9    11,018.2      6.7
      1,334.5    1,212.1     10.1         5,129.3     4,976.0      3.1
         50.4       49.1      2.6           278.4       157.3     77.0
        211.9      210.1       .9           251.1       235.0      6.9
     -------------------                ---------------------
      1,596.8    1,471.3      8.5         5,658.8     5,368.3      5.4
     -------------------                ---------------------
        (59.5)    (493.0)   (87.9)        6,103.1     5,649.9      8.0
        673.5      (36.1)       *         2,146.6       828.0        *
     -------------------                ---------------------
       (733.0)    (456.9)    60.4         3,956.5     4,821.9    (17.9)
       (300.9)    (206.0)    46.1         1,405.7     1,715.0    (18.0)
     -------------------                ---------------------
     $ (432.1)  $ (250.9)    72.2         2,550.8     3,106.9    (17.9)
     -------------------                ---------------------
                                           (844.3)     (231.3)
                                        ---------------------
                                        $ 1,706.5   $ 2,875.6
                                        ---------------------
     $  6,299   $  7,317    (13.9)      $ 118,177   $ 118,317      (.1)
       34,807     31,066     12.0         165,944     158,481      4.7
          (53)       (10)       *          25,109      23,820      5.4
        7,037      7,680     (8.4)         79,847      79,606       .3
     -------------------                ---------------------
     $  6,984   $  7,670     (8.9)      $ 104,956   $ 103,426      1.5
--------------------------------------------------------------------------------

                                                                    U.S. Bancorp
completed during the third quarter of 2001. The line of business generated operating income of $1,156.1 million in 2001, an 8.9 percent increase compared with 2000. Total net revenue growth was 15.9 percent, or $239.4 million, compared with 2000 including the impact of the NOVA acquisition of $134.3 million. Excluding the NOVA acquisitions, total net revenue growth was approximately 7.0 percent. Total net revenue growth was partially offset by increased in noninterest expense of 32.3 percent, primarily driven by the NOVA acquisition. Excluding the impact of the NOVA acquisition, noninterest expenses for the business line were essentially flat relative to a year ago. Additionally, the provision for credit losses increased $79.2 million (22.5 percent) in 2001. The increase in provision reflects deterioration in delinquencies, higher bankruptcies and credit losses in the credit card portfolio and the economic slowdown impacting consumers.

CAPITAL MARKETS engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices. Capital Markets contributed $93.1 million of the Company's pre-tax income in 2001, compared with $214.3 million in 2000, a decrease of 56.6 percent. The unfavorable variance in pre-tax income from 2000 was due to significant decreases in fees related to trading, investment product fees and commissions and investment banking revenues reflecting the recent adverse capital markets conditions. In response to significant changes in the securities markets including increased volatility, changes in equity valuations, a slowdown in the market for new and secondary issuances of equity and the increasingly competitive environment for the industry, U.S. Bancorp Piper Jaffray restructured its operations during 2001. Additionally, in June 2001, the Company decided to discontinue its U.S. Bancorp Libra operations, a business unit that specialized in underwriting and trading high-yield debt and mezzanine securities. These restructuring activities are expected to improve operating efficiency of the business unit by removing excess capacity from the product distribution system and brokerage operations.

TREASURY AND CORPORATE SUPPORT includes the Company's investment and residential mortgage portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to loan and deposit balances, and the change in residual allocations associated with the provision for loan losses. It also includes business activities managed on a corporate basis, including income and expense of enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded a pre-tax loss of $733.0 million in 2001, compared to a loss of $456.9 million in 2000. The incremental loss was driven by an increase in the provision for credit losses, lower earnings from equity investments and non-recurring gains from the disposal of office buildings in 2000. During 2001, total net revenue was $1,537.3 million compared with $978.3 million a year ago. The $559.0 million increase was primarily due to an increase in average investment securities and the residual benefit of declining interest rates given the Company's interest rate risk management position. Also included in 2001 were approximately $289.8 million of securities gains compared with $8.1 million in 2000, offset somewhat by lower earnings from equity investments of $78.0 million and gains from the disposal of office buildings in 2000. Noninterest expenses were $1,596.8 million in 2001 compared with $1,471.3 million for the same period of 2000. The increase was primarily related to core business operations and higher costs related to increased affordable housing projects. Provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units (based on net charge-offs for the accounting period) and the Company's recorded provision determined in accordance with generally accepted accounting principles in the United States. Provision for credit losses for the year ended December 31, 2001, was $673.5 million compared with a net recovery of $36.1 million in 2000. The change in the provision reflects the Company's decision in the third quarter of 2001 to increase the allowance for credit losses in light of recent events, declining economic conditions and deterioration in the credit quality of the loan portfolio from a year ago. Refer to "Corporate Risk Profile" for further information on provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. On

U.S. Bancorp

January 1, 2001, the Company adopted SFAS 133. Transition adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million recorded in net income and an after-tax increase of $5.2 million to other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements, and as such, were not separately reported in the consolidated statement of income.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually, thereafter. Any impairment charges from the initial impairment test at the time of adoption would be recognized as a "cumulative effect of change in accounting principles" in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142.

    The Company will apply the amortization provisions of SFAS 142 during the first quarter of 2002. Management anticipates that applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, will increase after-tax income for the year ending December 31, 2002, by approximately $200 to $210 million, or $.10 per diluted share. This considers the application of SFAS 142's definition of a business and the impact of reclassifying certain assets from goodwill to intangibles and changes in estimated useful lives of certain intangible assets. The Company has not yet fully determined the impact on earnings of impairments related to goodwill and indefinite lived intangible assets under the new guidelines required by SFAS 142. Any material impairment charge resulting from these transitional accounting rules will be reflected as a "cumulative effect of a change in accounting principles" in the first quarter of 2002. Because banking regulations exclude 100 percent of goodwill from the determination of capital adequacy, the impact of any impairment on the Company's capital adequacy will not be significant.

                                                                    U.S. Bancorp

Responsibility for Financial

Statements of U.S. Bancorp

    Responsibility for the financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of U.S. Bancorp. The Company believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and present fairly the substance of transactions based on the circumstances and management's best estimates and judgment. All financial information throughout the Annual Report on Form 10-K is consistent with that in the financial statements.

In meeting its responsibilities for the reliability of the financial statements, the Company depends on its system of internal controls. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of the financial statements. To test compliance, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control systems. Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal accounting control and, as such, errors and irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. The Company believes that its system of internal controls provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors of the Company has an Audit Committee composed of directors who are not officers or employees of U.S. Bancorp. The committee meets periodically with management, the internal auditors and the independent accountants to consider audit results and to discuss internal accounting control, auditing and financial reporting matters.

The Company's independent accountants, PricewaterhouseCoopers LLP, have been engaged to render an independent professional opinion on the financial statements and to assist in carrying out certain aspects of the audit program described above. Their opinion on the financial statements is based on procedures conducted in accordance with auditing standards generally accepted in the United States and forms the basis for their report as to the fair presentation, in the financial statements, of the Company's financial position, operating results and cash flows.


/s/ Jerry A. Grundhofer     /s/ David M. Moffett
Jerry A. Grundhofer         David M. Moffett
President and               Vice Chairman and
Chief Executive Officer     Chief Financial Officer

Report of Independent Accountants

To the Shareholders and Board of Directors of U.S. Bancorp:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of U.S. Bancorp and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Minneapolis, Minnesota

January 15, 2002

U.S. Bancorp

Consolidated Balance Sheet

At December 31 (Dollars in Millions)                                   2001        2000
---------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.....................................       $  9,120    $  8,475
Money market investments....................................            625         657
Trading account securities..................................            982         753
Investment securities
   Held-to-maturity (fair value $306 and $257,
     respectively)..........................................            299         252
   Available-for-sale.......................................         26,309      17,390
Loans held for sale.........................................          2,820         764
Loans
   Commercial...............................................         46,330      52,817
   Commercial real estate...................................         25,373      26,443
   Residential mortgages....................................          5,746       7,753
   Retail...................................................         36,956      35,352
                                                                   --------------------
      Total loans...........................................        114,405     122,365
         Less allowance for credit losses...................          2,457       1,787
                                                                   --------------------
         Net loans..........................................        111,948     120,578
Premises and equipment......................................          1,741       1,836
Customers' liability on acceptances.........................            178         183
Goodwill....................................................          5,488       4,312
Other intangible assets.....................................          1,924         997
Other assets................................................          9,956       8,724
                                                                   --------------------
      Total assets..........................................       $171,390    $164,921
                                                                   --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing......................................       $ 31,212    $ 26,633
   Interest-bearing.........................................         65,447      68,177
   Time certificates of deposit greater than $100,000.......          8,560      14,725
                                                                   --------------------
      Total deposits........................................        105,219     109,535
Short-term borrowings.......................................         14,670      11,833
Long-term debt..............................................         25,716      21,876
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company............          2,826       1,400
Acceptances outstanding.....................................            178         183
Other liabilities...........................................          6,320       4,926
                                                                   --------------------
      Total liabilities.....................................        154,929     149,753
Shareholders' equity
   Common stock, par value $0.01 a share
      authorized: 2001 -- 4,000,000,000 shares;
     2000 -- 2,000,000,000 shares
      issued: 2001 -- 1,972,777,763 shares;
     2000 -- 1,943,541,593 shares...........................             20          19
   Capital surplus..........................................          4,906       4,276
   Retained earnings........................................         11,918      11,658
   Less cost of common stock in treasury: 2001 -- 21,068,251
     shares; 2000 -- 41,458,159 shares......................           (478)       (880)
   Other comprehensive income...............................             95          95
                                                                   --------------------
      Total shareholders' equity............................         16,461      15,168
                                                                   --------------------
      Total liabilities and shareholders' equity............       $171,390    $164,921
---------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                    U.S. Bancorp

Consolidated Statement of Income

Year Ended December 31 (Dollars and Shares in Millions, Except Per Share Data)            2001          2000        1999
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans................................................................                $ 9,455.4    $ 10,562.5    $9,122.7
Loans held for sale..................................................                    146.9         102.1       103.9
Investment securities
   Taxable...........................................................                  1,206.1       1,008.3     1,047.1
   Non-taxable.......................................................                     89.5         140.6       150.1
Money market investments.............................................                     26.6          53.9        44.9
Trading securities...................................................                     57.5          53.7        45.0
Other interest income................................................                    101.6         151.4       113.0
                                                                                     -----------------------------------
      Total interest income..........................................                 11,083.6      12,072.5    10,626.7
INTEREST EXPENSE
Deposits.............................................................                  2,828.1       3,618.8     2,970.0
Short-term borrowings................................................                    534.1         781.7       582.4
Long-term debt.......................................................                  1,162.7       1,510.4     1,126.9
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent
 company.............................................................                    149.9         112.0       111.0
                                                                                     -----------------------------------
      Total interest expense.........................................                  4,674.8       6,022.9     4,790.3
                                                                                     -----------------------------------
Net interest income..................................................                  6,408.8       6,049.6     5,836.4
Provision for credit losses..........................................                  2,528.8         828.0       646.0
                                                                                     -----------------------------------
Net interest income after provision for credit losses................                  3,880.0       5,221.6     5,190.4
NONINTEREST INCOME
Credit card fee revenue..............................................                    774.3         761.8       648.2
Merchant and ATM processing revenue..................................                    428.8         230.3       189.6
Trust and investment management fees.................................                    894.4         926.2       887.1
Deposit service charges..............................................                    660.6         551.1       497.2
Cash management fees.................................................                    347.3         292.4       280.6
Mortgage banking revenue.............................................                    234.0         189.9       190.4
Trading account profits and commissions..............................                    221.6         258.4       222.4
Investment products fees and commissions.............................                    460.1         466.6       450.8
Investment banking revenue...........................................                    258.2         360.3       246.6
Commercial product revenue...........................................                    385.9         304.4       215.7
Securities gains, net................................................                    329.1           8.1        13.2
Merger and restructuring-related gains...............................                     62.2            --          --
Other................................................................                    302.9         533.7       403.1
                                                                                     -----------------------------------
      Total noninterest income.......................................                  5,359.4       4,883.2     4,244.9
NONINTEREST EXPENSE
Salaries.............................................................                  2,347.1       2,427.1     2,355.3
Employee benefits....................................................                    366.2         399.8       410.1
Net occupancy........................................................                    417.9         396.9       371.8
Furniture and equipment..............................................                    305.5         308.2       307.9
Communication........................................................                    181.4         138.8       123.4
Postage..............................................................                    179.8         174.5       170.7
Goodwill.............................................................                    251.1         235.0       175.8
Other intangible assets..............................................                    278.4         157.3       154.0
Merger and restructuring-related charges.............................                    946.4         348.7       532.8
Other................................................................                  1,331.4       1,130.7     1,059.5
                                                                                     -----------------------------------
      Total noninterest expense......................................                  6,605.2       5,717.0     5,661.3
                                                                                     -----------------------------------
Income before income taxes...........................................                  2,634.2       4,387.8     3,774.0
Applicable income taxes..............................................                    927.7       1,512.2     1,392.2
                                                                                     -----------------------------------
Net income...........................................................                $ 1,706.5    $  2,875.6    $2,381.8
                                                                                     -----------------------------------
Earnings per share...................................................                $     .89    $     1.51    $   1.25
Diluted earnings per share...........................................                $     .88    $     1.50    $   1.23
                                                                                     -----------------------------------
Average common shares................................................                  1,927.9       1,906.0     1,907.8
Average diluted common shares........................................                  1,939.5       1,918.5     1,930.0
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

U.S. Bancorp

Consolidated Statement of Shareholders' Equity


                                              Common
                                              Shares Common      Capital      Retained
(Dollars in Millions)                    Outstanding  Stock      Surplus      Earnings
--------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998..........    1,903,461,698 $ 19.3    $ 4,338.7    $  8,758.4
Net income.........................                                            2,381.8
Unrealized loss on securities
 available for sale................
Reclassification adjustment for
 losses realized in net income.....
Income taxes.......................
      Total comprehensive income...
Cash dividends declared on common
 stock.............................                                           (1,090.8)
Issuance of common stock and
 treasury shares...................       69,705,239     .2        213.8
Purchase of treasury stock.........      (44,636,116)
Retirement of treasury stock.......                     (.1)      (343.8)
Shares reserved to meet deferred
 compensation obligations..........          (21,643)                2.1
Amortization of restricted stock...                                 47.8
                                       -----------------------------------------------
BALANCE DECEMBER 31, 1999..........    1,928,509,178 $ 19.4    $ 4,258.6    $ 10,049.4
--------------------------------------------------------------------------------------
Net income.........................                                            2,875.6
Unrealized gain on securities
 available for sale................
Foreign currency translation
 adjustment........................
Reclassification adjustment for
 gains realized in net income......
Income taxes.......................
      Total comprehensive income...
Cash dividends declared on common
 stock.............................                                           (1,267.0)
Issuance of common stock and
 treasury shares...................       32,652,574               (35.0)
Purchase of treasury stock.........      (58,633,923)
Shares reserved to meet deferred
 compensation obligations..........         (444,395)                8.5
Amortization of restricted stock...                                 43.5
                                       -----------------------------------------------
BALANCE DECEMBER 31, 2000..........    1,902,083,434 $ 19.4    $ 4,275.6    $ 11,658.0
--------------------------------------------------------------------------------------
Net income.........................                                            1,706.5
Unrealized gain on securities
 available for sale................
Unrealized gain on derivatives.....
Foreign currency translation
 adjustment........................
Realized gain on derivatives.......
Reclassification adjustment for
 gains realized in net income......
Income taxes.......................
      Total comprehensive income...
Cash dividends declared on common
 stock.............................                                           (1,446.5)
Issuance of common stock and
 treasury shares...................       69,502,689     .7      1,383.7
Purchase of treasury stock.........      (19,743,672)
Retirement of treasury stock.......                     (.4)      (823.2)
Shares reserved to meet deferred
 compensation obligations..........         (132,939)                3.0
Amortization of restricted stock...                                 67.1
                                       -----------------------------------------------
BALANCE DECEMBER 31, 2001..........    1,951,709,512 $ 19.7    $ 4,906.2    $ 11,918.0
--------------------------------------------------------------------------------------

                                                         Other         Total
                                        Treasury Comprehensive Shareholders'
(Dollars in Millions)                      Stock        Income        Equity
----------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998..........  $    (755.4)   $   212.9   $  12,573.9
Net income.........................                                 2,381.8
Unrealized loss on securities
 available for sale................                   (743.9)        (743.9)
Reclassification adjustment for
 losses realized in net income.....                    163.9          163.9
Income taxes.......................                    210.5          210.5
                                                                   --------
      Total comprehensive income...                                 2,012.3
Cash dividends declared on common
 stock.............................                                (1,090.8)
Issuance of common stock and
 treasury shares...................      1,377.0                    1,591.0
Purchase of treasury stock.........     (1,187.9)                  (1,187.9)
Retirement of treasury stock.......        344.0                         .1
Shares reserved to meet deferred
 compensation obligations..........         (2.0)                        .1
Amortization of restricted stock...                                    47.8
                                     ---------------------------------------
BALANCE DECEMBER 31, 1999..........  $    (224.3)   $  (156.6)  $  13,946.5
----------------------------------------------------------------------------
Net income.........................                                 2,875.6
Unrealized gain on securities
 available for sale................                    436.0          436.0
Foreign currency translation
 adjustment........................                      (.5)           (.5)
Reclassification adjustment for
 gains realized in net income......                    (41.6)         (41.6)
Income taxes.......................                   (141.8)        (141.8)
                                                                   --------
      Total comprehensive income...                                 3,127.7
Cash dividends declared on common
 stock.............................                                (1,267.0)
Issuance of common stock and
 treasury shares...................        534.9                      499.9
Purchase of treasury stock.........     (1,182.2)                  (1,182.2)
Shares reserved to meet deferred
 compensation obligations..........         (8.5)                        --
Amortization of restricted stock...                                    43.5
                                     ---------------------------------------
BALANCE DECEMBER 31, 2000..........  $    (880.1)   $    95.5   $  15,168.4
----------------------------------------------------------------------------
Net income.........................                                 1,706.5
Unrealized gain on securities
 available for sale................                    194.5          194.5
Unrealized gain on derivatives.....                    106.0          106.0
Foreign currency translation
 adjustment........................                     (4.0)          (4.0)
Realized gain on derivatives.......                     42.4           42.4
Reclassification adjustment for
 gains realized in net income......                   (333.1)        (333.1)
Income taxes.......................                     (5.9)          (5.9)
                                                                   --------
      Total comprehensive income...                                 1,706.4
Cash dividends declared on common
 stock.............................                                (1,446.5)
Issuance of common stock and
 treasury shares...................         49.3                    1,433.7
Purchase of treasury stock.........       (467.9)                    (467.9)
Retirement of treasury stock.......        823.6                         --
Shares reserved to meet deferred
 compensation obligations..........         (3.0)                        --
Amortization of restricted stock...                                    67.1
                                     ---------------------------------------
BALANCE DECEMBER 31, 2001..........  $    (478.1)   $    95.4   $  16,461.2
----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                    U.S. Bancorp

Consolidated Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)                             2001          2000         1999
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................       $  1,706.5    $  2,875.6    $ 2,381.8
Adjustments to reconcile net income to net cash provided by
 operating activities
   Provision for credit losses..............................          2,528.8         828.0        646.0
   Depreciation and amortization of premises and
    equipment...............................................            284.0         262.6        270.6
   Amortization of goodwill and other intangibles...........            529.5         392.3        329.8
   Provision for deferred income taxes......................           (184.0)        357.1        252.9
   Net (increase) decrease in trading securities............           (229.1)       (135.6)        65.6
   (Gain) loss on sale of securities and other assets,
    net.....................................................           (428.7)        (47.3)       149.9
   Mortgage loans originated for sale in the secondary
    market..................................................        (15,500.2)     (5,563.3)    (6,117.1)
   Proceeds from sales of mortgage loans....................         13,483.0       5,475.0      7,229.3
   Other assets and liabilities, net........................             (7.9)         (1.8)      (242.2)
                                                                   -------------------------------------
      Net cash provided by operating activities.............          2,181.9       4,442.6      4,966.6
INVESTING ACTIVITIES
Securities
   Sales....................................................         19,240.2      10,194.0      6,819.7
   Maturities...............................................          4,572.2       2,127.7      5,290.7
   Purchases................................................        (32,278.6)    (12,161.3)    (9,135.8)
Loans
   Sales and securitization.................................          7,387.9       6,655.8      5,013.7
   Purchases................................................            (87.5)       (688.4)      (254.6)
Net increase in loans outstanding...........................         (1,126.5)    (13,511.0)    (9,880.0)
Proceeds from sales of premises and equipment...............            166.3         212.9         64.2
Purchases of premises and equipment.........................           (299.2)       (382.8)      (289.0)
Acquisitions, net of cash acquired..........................           (741.4)        904.4        241.9
Divestitures of branches....................................           (340.0)        (78.2)      (469.0)
Other, net..................................................           (143.9)       (289.1)      (961.3)
                                                                   -------------------------------------
      Net cash used in investing activities.................         (3,650.5)     (7,016.0)    (3,559.5)
FINANCING ACTIVITIES
Net change in
   Deposits.................................................         (4,258.1)      3,403.7     (3,034.9)
   Short-term borrowings....................................          5,244.3         702.1        544.9
Principal payments on long-term debt........................        (10,539.6)     (5,277.5)    (5,706.1)
Proceeds from long-term debt issuance.......................         11,702.3       5,862.7      8,067.5
Proceeds from issuance of Company-obligated mandatorily
 redeemable preferred securities of subsidiary trusts
 holding solely the junior subordinated debentures of the
 parent company.............................................          1,500.0            --           --
Proceeds from issuance of common stock......................            136.4         210.0        275.5
Repurchase of common stock..................................           (467.9)     (1,182.2)    (1,187.9)
Cash dividends paid.........................................         (1,235.1)     (1,271.3)    (1,029.7)
                                                                   -------------------------------------
      Net cash provided by (used in) financing activities...          2,082.3       2,447.5     (2,070.7)
                                                                   -------------------------------------
      Change in cash and cash equivalents...................            613.7        (125.9)      (663.6)
Cash and cash equivalents at beginning of year..............          9,131.6       9,257.5      9,921.1
                                                                   -------------------------------------
      Cash and cash equivalents at end of year..............       $  9,745.3    $  9,131.6    $ 9,257.5
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

U.S. Bancorp

Notes to Consolidated Financial Statements

NOTE 1 Significant Accounting Policies

U.S. Bancorp and its subsidiaries (the "Company") compose the organization created by the acquisition by Firstar Corporation ("Firstar") of the former U.S. Bancorp ("USBM"). The new Company retained the U.S. Bancorp name. The Company is a multi-state financial services holding company headquartered in Minneapolis, Minnesota. The Company provides a full range of financial services including lending and depository services through banking offices principally in 24 states. The Company also engages in credit card, merchant, and ATM processing, mortgage banking, insurance, trust and investment management, brokerage, leasing and investment banking activities principally in domestic markets.

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

BUSINESS SEGMENTS

Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. The Company has six reportable operating segments:

    Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients.

    Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines ("ATMs"). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking, and investment product sales.

    Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses including: the Private Client Group, Corporate Trust Services, Institutional Trust and Custody and Fund Services. The business segment also offers investment management services to several client segments including mutual funds, institutional customers, and private asset management.

    Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing.

    Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices.

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

SEGMENT RESULTS Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. For details of these methodologies and segment results, see "Basis for Financial Presentation" on page 43 and Table 21 "Line of Business Financial Performance" included in Management's Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

SECURITIES

TRADING ACCOUNT SECURITIES Debt and equity securities held for resale are classified as trading account securities and reported at fair value. Realized and unrealized gains or losses are determined on a trade date basis and reported in noninterest income.

AVAILABLE-FOR-SALE SECURITIES These securities are not trading account securities but may be sold before maturity in response to changes in the Company's interest rate risk

                                                                    U.S. Bancorp
profile or demand for collateralized deposits by public entities. Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders' equity. When sold, the amortized cost of the specific securities is used to compute the gain or loss.

HELD-TO-MATURITY SECURITIES Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at historical cost adjusted for amortization of premiums and accretion of discounts.

LOANS

Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

ALLOWANCE FOR CREDIT LOSSES Management determines the adequacy of the allowance for credit losses based on evaluations of the loan portfolio, recent loss experience, and other pertinent factors, including economic conditions. This evaluation is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans, that may be susceptible to significant change. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

    The Company determines the amount of the allowance required for certain sectors based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on quarterly reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of product mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogenous category or group of loans. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

NONACCRUAL LOANS Generally commercial loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid interest is reversed. Future interest payments are generally applied against principal. Revolving consumer lines and credit cards are charged off by 180 days past due and closed-end consumer loans other than loans secured by 1-4 family properties are charged off at 120 days past due and are, therefore, not placed on nonaccrual status.

IMPAIRED LOANS A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.

LEASES The Company engages in both direct and leveraged lease financing. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is added to interest income over the terms of the leases to produce a level yield.

    The investment in leveraged leases is the sum of all lease payments (less nonrecourse debt payments) plus estimated residual values, less unearned income. Income from leveraged leases is recognized over the term of the leases based on the unrecovered equity investment.

LOANS HELD FOR SALE Loans held for sale ("LHFS") represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or market value as determined on an aggregate basis by type of loan. In the event management decides to sell loans receivable, the loans are transferred at the lower of cost or fair value. Any credit-related loss at the time of transfer is recorded as a reduction in the allowance for credit losses. Subsequent decreases in fair value are recognized in noninterest income.

OTHER REAL ESTATE Other real estate ("ORE"), which is included in other assets, is property acquired through foreclosure or other proceedings. ORE is carried at the lower of cost or fair value, less estimated selling costs. The property is evaluated regularly and any decreases in the carrying amount are included in noninterest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

In the ordinary course of business, the Company enters into derivative transactions to manage its market and prepayment risks and to accommodate the business requirements of its customers. All derivative instruments are recorded as either assets or liabilities at fair value. Subsequent changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

    All derivative instruments that qualify for specific hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability ("fair value" hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction ("cash flow" hedge).

U.S. Bancorp

Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income from the cash flows of the hedged item are recognized. The Company performs an assessment, both at the inception of the hedge and on a quarterly basis thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in noninterest income.

    If a derivative designated as a hedge is terminated or ceases to be highly effective, the gain or loss is amortized to earnings over the remaining life of the hedged asset or liability (fair value hedge) or over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, the derivative is recorded at fair value with any resulting gain or loss included in the gain or loss from the disposition of the hedged item or, in the case of a forecasted transaction that is no longer probable, included in earnings immediately.

OTHER SIGNIFICANT POLICIES

PREMISES AND EQUIPMENT Premises and equipment are stated at cost less accumulated depreciation and depreciated primarily on a straight-line basis over the estimated life of the assets.

    Capital leases, less accumulated amortization, are included in premises and equipment. The lease obligations are included in long-term debt. Capitalized leases are amortized on a straight-line basis over the lease term and the amortization is included in depreciation expense.

MORTGAGE SERVICING RIGHTS Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of these capitalized servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these rights is periodically reviewed for impairment based on fair value. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets.

INTANGIBLE ASSETS For all purchase acquisitions completed prior to July 1, 2001, the price paid over the net fair value of the acquired businesses ("goodwill") is amortized over periods ranging up to 25 years. For purchase acquisitions completed subsequent to June 30, 2001, goodwill is not amortized. Other intangible assets are amortized over their estimated useful lives, which range from seven to fifteen years, using straight-line and accelerated methods. The recoverability of goodwill and other intangible assets is evaluated if events or circumstances indicate a possible inability to realize the carrying amount. The evaluation includes assessing the estimated fair value of the intangible asset based on market prices for similar assets, where available, and the present value of the estimated future cash flows associated with the intangible asset.

INCOME TAXES Deferred taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end.

STATEMENT OF CASH FLOWS For purposes of reporting cash flows, cash and cash equivalents include cash and money market investments, defined as interest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell.

STOCK-BASED COMPENSATION The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and accordingly recognizes no compensation expense for the stock option grants.

PER SHARE CALCULATIONS Earnings per share is calculated by dividing net income (less preferred stock dividends) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method. All per share amounts have been restated for stock splits.

                                                                    U.S. Bancorp

NOTE 2 Accounting Changes

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. On January 1, 2001, the Company adopted SFAS 133. Transition adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million recorded in net income and an after-tax increase of $5.2 million recorded in other comprehensive income. The transition adjustments related to adoption were not material to the Company's financial statements, and as such, were not separately reported in the consolidated statement of income.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually, thereafter. Any impairment charges from the initial impairment test at the date of adoption would be recognized as a "cumulative effect of change in accounting principles" in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142.

    The Company will apply the amortization provisions of SFAS 142 during the first quarter of 2002. Management anticipates that applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, will increase after-tax income for the year ending December 31, 2002, by approximately $200 to $210 million, or $.10 per diluted share. This considers the application of SFAS 142's definition of a business and the impact of reclassifying certain assets from goodwill to intangibles and changes in estimated useful lives of certain intangible assets. The Company has not yet fully determined the impact on earnings of impairments related to goodwill and indefinite lived intangible assets under the new guidelines required by SFAS 142. Any material impairment charge resulting from these transitional accounting rules will be reflected as a "cumulative effect of a change in accounting principles" in the first quarter of 2002. Because banking regulations exclude 100 percent of goodwill from the determination of capital adequacy, the impact of any impairment on the Company's capital adequacy will not be significant.

U.S. Bancorp

NOTE 3 Business Combinations

On February 27, 2001, Firstar and USBM merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was exchanged for one share of the Company's common stock while each share of USBM stock was exchanged for 1.265 shares of the Company's common stock. The new Company retained the U.S. Bancorp name.

    On September 20, 1999, Firstar and Mercantile Bancorporation, Inc., ("Mercantile") merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Mercantile stock was exchanged for 2.091 shares of Firstar common stock.

    On July 24, 2001, the Company acquired NOVA Corporation ("NOVA"), a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction, representing total assets acquired of $2.9 billion and total liabilities assumed of $773 million, was accounted for as a purchase. Included in total assets are merchant contracts and other intangibles of $650 million and the excess of the purchase price over the fair value of identifiable net assets ("goodwill") of $1.6 billion.

    In addition to these mergers, the Company has completed several strategic acquisitions to enhance its presence in certain growth markets and businesses. The following table summarizes acquisitions by the Company and its acquirees completed since January 1, 1999, treating Firstar as the original acquiring company:

                                                                                         Goodwill
                                                                                        and Other    Cash Paid/
(Dollars and Shares in Millions)                      Date      Assets    Deposits    Intangibles    (Received)    Shares Issued
--------------------------------------------------------------------------------------------------------------------------------
Pacific Century Bank..................      September 2001    $    570    $    712      $    138      $    (40)            --
NOVA Corporation......................           July 2001         949          --         1,932           842           56.9
U.S. Bancorp..........................       February 2001      86,602      51,335            --            --          952.4
First Union branches..................       December 2000         450       1,779           347        (1,123)            --
Scripps Financial Corporation.........        October 2000         650         618           113            --            9.4
Lyon Financial Services, Inc..........      September 2000       1,289          --           124           307             --
Oliver-Allen Corporation..............          April 2000         280          --            34            --            3.6
Peninsula Bank........................        January 2000         491         452            71            --            5.1
Western Bancorp.......................       November 1999       2,508       2,105           773            --           35.1
Mercantile Bancorporation.............      September 1999      35,520      24,334            --            --          331.8
Voyager Fleet Systems, Inc............      September 1999          43          --            25            27             --
Bank of Commerce......................           July 1999         638         529           269            --           11.8
Mellon Network Services' Electronic
 Funds Transfer Processing Unit.......           June 1999          --          --            78           170             --
Libra Investments, Inc................        January 1999          33          --             4            --            1.3
--------------------------------------------------------------------------------------------------------------------------------


                                        Accounting
(Dollars and Shares in Millions)            Method
--------------------------------------
Pacific Century Bank..................   Purchase
NOVA Corporation......................   Purchase
U.S. Bancorp..........................    Pooling
First Union branches..................   Purchase
Scripps Financial Corporation.........   Purchase
Lyon Financial Services, Inc..........   Purchase
Oliver-Allen Corporation..............   Purchase
Peninsula Bank........................   Purchase
Western Bancorp.......................   Purchase
Mercantile Bancorporation.............    Pooling
Voyager Fleet Systems, Inc............   Purchase
Bank of Commerce......................   Purchase
Mellon Network Services' Electronic
 Funds Transfer Processing Unit.......   Purchase
Libra Investments, Inc................   Purchase
--------------------------------------

Separate results of operations as originally reported on a condensed basis of Firstar and USBM, for the period prior to the merger, were as follows:

                                          Year Ended December 31
                                          ----------------------
(Dollars in Millions)                          2000         1999
----------------------------------------------------------------
NET INTEREST INCOME
   Firstar.........................       $  2,699     $  2,643
   USBM............................          3,471        3,261
                                          ----------------------
      Total........................       $  6,170     $  5,904
                                          ----------------------
NET INCOME
   Firstar.........................       $  1,284     $    875
   USBM............................          1,592        1,507
                                          ----------------------
      Total........................       $  2,876     $  2,382
                                          ----------------------
TOTAL ASSETS AT YEAR END
   Firstar.........................       $ 77,585     $ 72,788
   USBM............................         87,336       81,530
                                          ----------------------
      Total........................       $164,921     $154,318
----------------------------------------------------------------

    On January 18, 2002, the Company announced a definitive agreement to acquire The Leader Mortgage Company, LLC ("Leader"), a wholly owned subsidiary of First Defiance Financial Corporation, in a cash transaction. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. Leader had $506 million in assets at December 31, 2001. In 2001, it had $2.1 billion in mortgage production and an $8.6 billion servicing portfolio at December 31, 2001. The transaction is expected to close in the second quarter of 2002.

                                                                    U.S. Bancorp

NOTE 4 Merger and Restructuring-related Items

The Company recorded in pre-tax earnings merger and restructuring-related items of $1,266.4 million, $348.7 million and $540.3 million in 2001, 2000, and 1999, respectively. In 2001, merger-related items were primarily incurred in connection with the merger of Firstar and USBM, the NOVA acquisition and the Company's various other acquisitions noted below and in Note 3 -- Business Combinations. In response to significant changes in the securities markets during 2001, including increased volatility, declines in equity valuations and the increasingly competitive environment for the industry, the Company also incurred a charge to restructure its subsidiary, U.S. Bancorp PiperJaffray, Inc. ("Piper Restructuring"). The components of the merger and restructuring-related items are shown below:

                                                                       Piper
(Dollars in Millions)                         USBM     NOVA    Restructuring    Mercantile    Firstar(a)    Other(b)        Total
---------------------------------------------------------------------------------------------------------------------------------
2001
Severance and employee-related.........  $   268.2    $23.3        $28.8          $ 13.2        $  1.3       $  3.3     $   338.1
Systems conversions and integration....      208.1      1.6           --             7.3            .7         18.0         235.7
Asset write-downs and lease
   terminations........................      130.4     34.7         11.9             (.3)           .4          5.6         182.7
Charitable contributions...............       76.0       --           --              --            --           --          76.0
Balance sheet restructurings...........      457.6       --           --              --            --           --         457.6
Branch sale gain.......................      (62.2)      --           --              --            --           --         (62.2)
Branch consolidations..................       20.0       --           --              --            --           --          20.0
Other merger-related charges...........       69.1     24.2         10.0             2.5            .8          1.5         108.1
                                         ----------------------------------------------------------------------------------------
Total 2001.............................  $ 1,167.2    $83.8        $50.7          $ 22.7        $  3.2       $ 28.4     $ 1,356.0
                                         ----------------------------------------------------------------------------------------
Provision for credit losses............  $   382.2    $  --        $  --          $   --        $   --       $   --     $   382.2
Noninterest income.....................      (62.2)      --           --              --            --           --         (62.2)
Noninterest expense....................      847.2      1.6         50.7            22.7           3.2         21.0         946.4
                                         ----------------------------------------------------------------------------------------
   Merger-related items................    1,167.2      1.6         50.7            22.7           3.2         21.0       1,266.4
Balance sheet recognition..............         --     82.2           --              --            --          7.4          89.6
                                         ----------------------------------------------------------------------------------------
 Merger-related items -- 2001..........  $ 1,167.2    $83.8        $50.7          $ 22.7        $  3.2       $ 28.4     $ 1,356.0
                                         ----------------------------------------------------------------------------------------
2000
Severance and employee-related.........                                           $ 43.0        $ 16.3       $   .1     $    59.4
Systems conversions....................                                            115.2          19.0         59.3         193.5
Asset write-downs and lease
   terminations........................                                             42.7           4.6           --          47.3
Charitable contributions...............                                               --            --          2.5           2.5
Other merger-related charges...........                                             26.1          12.7          7.2          46.0
                                                                                -------------------------------------------------
Total 2000.............................                                           $227.0        $ 52.6       $ 69.1     $   348.7
                                                                                -------------------------------------------------
1999
Severance and employee-related.........                                           $131.0        $ 10.6       $  8.0     $   149.6
Systems conversions....................                                             19.5          78.9         34.1         132.5
Asset write-downs and lease
   terminations........................                                               .2           4.4          1.6           6.2
Charitable contributions...............                                             35.0            --           --          35.0
Securities losses to restructure
   portfolio...........................                                            177.7            --           --         177.7
Provision for credit losses............                                              7.5            --           --           7.5
Other merger-related charges...........                                             46.1           2.0        (16.3)         31.8
                                                                                -------------------------------------------------
Total 1999.............................                                           $417.0        $ 95.9       $ 27.4     $   540.3
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents the 1998 acquisition of the former Firstar Corporation by Star Banc. Star Banc was renamed Firstar Corporation.

(b) In 2001, "Other" includes merger and restructuring-related items pertaining to the First Union branch acquisition and the Pacific Century Bank acquisition.

    The Company determines merger and restructuring-related charges and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process.

    Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company's existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were approximately 2,820 for USBM, 2,400 for Mercantile, 2,000 for Firstar, 160 for NOVA, 300 for the Piper Restructuring and 520 for all other acquisitions. Severance and employee-related costs are included in the determination of goodwill for groups of acquired employees identified at closing to be severed. Severance and employee-related costs are recorded

U.S. Bancorp
as incurred for groups of employees not specifically identified at the time of closing or acquired in business combinations accounted for as "poolings".

    Systems conversion and integration costs are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and other expenses related to systems conversions and the integration of acquired branches and operations.

    Asset writedowns and lease terminations represent lease termination costs and impairment of assets for redundant office space, branches that will be vacated and equipment disposed of as part of the integration plan. These costs are recognized in the accounting period that contract terminations occur or the asset becomes impaired and is abandoned.

    In connection with certain mergers, the Company has made charitable contributions to reaffirm a commitment to its market or as part of specific conditions necessary to achieve regulatory approval. These contributions were funded up front and represent costs that would not have been incurred had the merger not occurred. Charitable contributions are charged to merger and restructuring expenses or considered in determining the acquisition cost at the applicable closing date.

    Balance sheet restructurings primarily represent gains or losses incurred by the Company related to the disposal of certain businesses, products, or customer and business relationships that no longer align with the long-term strategy of the Company. It may also include charges to realign risk management practices related to certain credit portfolios. In connection with the merger of Firstar and USBM, balance sheet restructuring charges of $457.6 million were comprised of a $201.3 million provision associated with the Company's integration of certain small business products and management's decision to discontinue an unsecured small business product of USBM; $90.0 million of charge-offs to align risk management practices, align charge-off policies and to expedite the Company's transition out of a specific segment of the healthcare industry; and $76.6 million of losses related to the sales of two higher credit risk retail loan portfolios of USBM. Also, the amount included $89.7 million related to the Company's decision to discontinue a high-yield investment banking business, to restructure a co-branding credit card relationship of USBM, and for the planned disposition of certain equity investments that no longer align with the long-term strategy of the Company. The alignment of risk management practices included a write-down of several large commercial loans originally held separately by both Firstar and USBM, primarily to allow the Company to exit or reduce these credits to conform with the credit exposure policy of the combined entity.

    Other merger-related expenses of $108.1 million primarily included $69.1 million and $24.2 million of investment banking fees, legal fees and stock registration fees associated with the merger of Firstar and USBM and the acquisition of NOVA Corporation, respectively. Also, it included $10.0 million of goodwill impairment related to the Piper Restructuring and $4.8 million of other costs.

The following table presents a summary of activity with respect to the merger and restructuring-related accruals:

                                                                            Piper
(Dollars in Millions)                             USBM      NOVA    Restructuring    Mercantile    Firstar    Other(a)      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998...........      $      --    $   --       $   --         $    --      $ 125.2    $ 227.3     $ 352.5
   Provision charged to operating
      expense..........................             --        --           --           417.0         95.9       27.4       540.3
   Additions related to purchase
      acquisitions.....................             --        --           --              --           --       70.2        70.2
   Cash outlays........................             --        --           --          (182.8)      (176.5)    (148.5)     (507.8)
   Noncash write-downs and other.......             --        --           --           (35.3)       (44.6)     (60.6)     (140.5)
   Securities losses to restructure
      portfolio........................             --        --           --          (177.7)          --         --      (177.7)
   Transfer of tax liability(b)........             --        --           --              --           --      (33.8)      (33.8)
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1999...........             --        --           --            21.2           --       82.0       103.2
   Provision charged to operating
      expense..........................             --        --           --           227.0         52.6       69.1       348.7
   Additions related to purchase
      acquisition......................             --        --           --              --           --       46.0        46.0
   Cash outlays........................             --        --           --          (197.9)       (52.6)    (117.1)     (367.6)
   Noncash write-downs and other.......             --        --           --           (50.3)          --      (30.2)      (80.5)
                                             ------------------------------------------------------------------------------------
Balance at December 31, 2000...........             --        --           --              --           --       49.8        49.8
   Provision charged to operating
      expense..........................        1,167.2       1.6         50.7            22.7          3.2       21.0     1,266.4
   Additions related to purchase
      acquisitions.....................             --      82.2           --              --           --        7.4        89.6
   Cash outlays........................         (532.5)    (32.4)       (22.3)          (23.8)        (3.2)     (50.6)     (664.8)
   Noncash write-downs and other.......         (510.4)     (3.0)       (10.3)            1.1           --      (13.0)     (535.6)
                                             ------------------------------------------------------------------------------------
Balance at December 31, 2001...........      $   124.3    $ 48.4       $ 18.1         $    --      $    --    $  14.6     $ 205.4
---------------------------------------------------------------------------------------------------------------------------------

(a) "Other" includes the 1997 acquisition of the former U.S. Bancorp of Portland, Oregon by First Bank System, Inc. ("FBS"). FBS was renamed U.S. Bancorp. "Other" also includes the 1998 acquisition of Piper Jaffray, Inc., the 1999 acquisitions of Libra Investments, Inc., Bank of Commerce, and Western Bancorp, and the 2000 acquisitions of Peninsula Bank, Oliver-Allen Corporation, Lyon Financial Services, Inc., Scripps Financial Corporation and 41 branches acquired from First Union. Refer to Note 3 for further information.

(b) The liability relates to certain severance-related items.

                                                                    U.S. Bancorp

    The adequacy of the accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The following table presents a summary of activity with respect to the merger of Firstar and USBM:

                                Severance                          Lease                          Systems
                                      and                   Cancellation           Balance    Conversions
                                Employee-     Investment     and Related             Sheet            and
(Dollars in Millions)             related    Banker Fees       Writeoffs    Restructurings    Integration    Other(a)       Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 2000.....................       $    --       $   --          $   --          $    --          $    --       $   --     $     --
   Provision charged to
      operating expense...         268.2         66.2            48.7            457.6            208.1        118.4      1,167.2
   Cash outlays...........        (175.6)       (65.7)           (5.2)              --           (208.1)       (77.9)      (532.5)
   Non-cash write-downs
      and other...........          (4.3)          .3           (10.4)          (455.5)              --        (40.5)      (510.4)
                                -------------------------------------------------------------------------------------------------
Balance at December 31,
 2001.....................       $  88.3       $   .8          $ 33.1          $   2.1          $    --       $   --     $  124.3
---------------------------------------------------------------------------------------------------------------------------------

(a) Other accruable merger and restructuring-related items included charitable contributions of $76.0 million, a branch sale gain of ($62.2) million, $20.0 million to consolidate and rationalize the branch network, capitalized software impairments of $81.7 million, and other charges of $2.9 million.

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

                                            December 31
                                            ------------
(Dollars in Millions)                         2001  2000
--------------------------------------------------------
Severance............................       $106.3 $13.8
Other employee-related costs.........          4.7   6.8
Lease termination and facility
 costs...............................         64.3   8.4
Contracts and system write-offs......         18.3   7.4
Other................................         11.8  13.4
                                            ------------
   Total.............................       $205.4 $49.8
--------------------------------------------------------

The merger and restructuring-related accrual by significant acquisition or business restructuring was as follows:

                                            December 31
                                            ------------
(Dollars in Millions)                         2001  2000
--------------------------------------------------------
USBM.................................       $124.3 $  --
NOVA.................................         48.4    --
Piper Jaffray Companies, Inc. .......         20.8  15.0
Pacific Century Bank.................          3.1    --
Lyon Financial Services, Inc. .......          1.0   2.7
Western Bancorp......................           --   5.1
Scripps Financial Corporation........           --   4.6
Bank of Commerce.....................           --   4.1
Peninsula Bank.......................           --   3.0
Other acquisitions...................          7.8  15.3
                                            ------------
   Total.............................       $205.4 $49.8
--------------------------------------------------------

    In connection with the merger of Firstar and USBM, management estimates the Company will incur pre-tax merger-related charges of approximately $271.1 million in 2002. These are currently estimated to include $14.0 million in employee-related costs, $170.9 million for conversions of systems and consolidation of operations, $57.8 million in occupancy and equipment charges (elimination of duplicate facilities and write-off of equipment) and $28.4 million in other merger-related costs (including legal fees, balance sheet restructuring charges and other costs).

    With respect to the NOVA acquisition, the Company expects to incur approximately $68.3 million of merger-related charges through 2003. The Piper Restructuring was substantially completed by December 31, 2001. In addition, the Company anticipates an additional $15.1 million of merger-related expenses in 2002 as a result of other acquisitions.

NOTE 5 Restrictions on Cash and Due from Banks

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $916 million at December 31, 2001.

U.S. Bancorp

NOTE 6 Investment Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities at December 31 was as follows:


                                                                    2001
                                               -------------------------------------------------
                                                              Gross         Gross
                                                         Unrealized    Unrealized
                                               Amortized    Holding       Holding        Fair
(Dollars in Millions)                               Cost      Gains        Losses       Value
---------------------------------------------------------------------------------------------
Held-to-maturity
   Asset-backed securities..............       $      28  $     --      $     --     $     28
   Obligations of state and political
      subdivisions......................             271         9            (2)         278
                                               ----------------------------------------------
   Total held-to-maturity securities....       $     299  $      9      $     (2)    $    306
---------------------------------------------------------------------------------------------
Available-for-sale
   U.S. Treasuries and agencies.........       $     439  $     10      $     --     $    449
   Asset-backed securities..............          24,028       114          (114)      24,028
   Obligations of state and political
      subdivisions......................             877        16            (2)         891
   Other................................             950        35           (44)         941
                                               ----------------------------------------------
     Total available-for-sale
       securities.......................       $  26,294  $    175      $   (160)    $ 26,309
---------------------------------------------------------------------------------------------

                                                               2000
                                          ----------------------------------------------
                                                         Gross         Gross
                                                    Unrealized    Unrealized
                                          Amortized    Holding       Holding        Fair
(Dollars in Millions)                          Cost      Gains        Losses       Value
----------------------------------------------------------------------------------------
Held-to-maturity
   Asset-backed securities..............  $      36  $     --      $     --     $     36
   Obligations of state and political
      subdivisions......................        216         5            --          221
                                          ----------------------------------------------
   Total held-to-maturity securities....  $     252  $      5      $     --     $    257
----------------------------------------------------------------------------------------
Available-for-sale
   U.S. Treasuries and agencies.........  $   1,600  $     27      $     (3)    $  1,624
   Asset-backed securities..............     11,800       128           (35)      11,893
   Obligations of state and political
      subdivisions......................      2,370        41            (2)       2,409
   Other................................      1,472        21           (29)       1,464
                                          ----------------------------------------------
     Total available-for-sale
       securities.......................  $  17,242  $    217      $    (69)    $ 17,390
----------------------------------------------------------------------------------------

    Securities carried at $18.1 billion at December 31, 2001, and $13.3 billion at December 31, 2000, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $3.0 billion and $1.0 billion at December 31, 2001, and 2000, respectively.

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities.

(Dollars in Millions)                                                  2001        2000        1999
---------------------------------------------------------------------------------------------------
Gross realized gains........................................       $  333.1    $   23.1    $   31.1
Gross realized losses(a)....................................           (4.0)      (15.0)     (195.6)
                                                                   --------------------------------
   Net realized gains (losses)..............................       $  329.1    $    8.1    $ (164.5)
                                                                   --------------------------------
Income tax (benefit) on realized gains (losses).............       $  115.2    $    2.8    $  (57.9)
---------------------------------------------------------------------------------------------------

(a) Included in the gross realized losses for 1999 is $177.7 million related to the Mercantile balance sheet restructuring. These losses were included in merger and restructuring-related expense.

    For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding as of December 31, 2001, see Table 11 included in Management's Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

                                                                    U.S. Bancorp

NOTE 7 Loans and Allowance for Credit Losses

The composition of the loan portfolio at December 31 was as follows:

(Dollars in Millions)                                                  2001        2000
---------------------------------------------------------------------------------------
COMMERCIAL
   Commercial...............................................       $ 40,472    $ 47,041
   Lease financing..........................................          5,858       5,776
                                                                   --------------------
      Total commercial......................................         46,330      52,817
COMMERCIAL REAL ESTATE
   Commercial mortgages.....................................         18,765      19,466
   Construction and development.............................          6,608       6,977
                                                                   --------------------
      Total commercial real estate..........................         25,373      26,443
RESIDENTIAL MORTGAGES.......................................          5,746       7,753
RETAIL
   Credit card..............................................          5,889       6,012
   Retail leasing...........................................          4,906       4,153
   Other retail
      Home equity and second mortgage.......................         14,318      13,600
      Revolving credit......................................          2,673       2,750
      Installment...........................................          2,292       2,186
      Automobile............................................          5,660       5,609
      Student...............................................          1,218       1,042
                                                                   --------------------
         Total other retail.................................         26,161      25,187
                                                                   --------------------
      Total retail..........................................         36,956      35,352
                                                                   --------------------
         Total loans........................................       $114,405    $122,365
---------------------------------------------------------------------------------------

    Loans are presented net of unearned interest which amounted to $1.6 billion and $1.7 billion at December 31, 2001 and 2000, respectively. The Company had loans of $28.0 billion at December 31, 2001, and $7.8 billion at December 31, 2000, pledged at the Federal Home Loan Bank. Loans of $7.2 billion at December 31, 2001, and $3.6 billion at December 31, 2000, were pledged at the Federal Reserve Bank.

    The Company primarily lends to borrowers in the 24 states where it has banking offices. Collateral for commercial loans may include marketable securities, accounts receivable, inventory and equipment. For detail of the Company's commercial portfolio by industry type and geography as of December 31, 2001, and 2000, see Table 9 included in Management's Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

    For detail of the Company's commercial real estate portfolio by property type and geography as of December 31, 2001, and 2000, see Table 10 included in Management's Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.

The following table lists information related to nonperforming loans as of December 31:

(Dollars in Millions)                                                  2001        2000
---------------------------------------------------------------------------------------
Loans on nonaccrual status..................................       $1,001.3    $  765.3
Renegotiated loans..........................................             --          --
                                                                   --------------------
Total nonperforming loans...................................       $1,001.3    $  765.3
---------------------------------------------------------------------------------------
Interest income that would have been recognized at original
   contractual terms........................................       $  109.2    $   72.2
Amount recognized as interest income........................           46.2        21.4
                                                                   --------------------
Forgone revenue.............................................       $   63.0    $   50.8
---------------------------------------------------------------------------------------

U.S. Bancorp

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)                                                  2001        2000        1999
---------------------------------------------------------------------------------------------------
Balance at beginning of year................................       $1,786.9    $1,710.3    $1,705.7
Add
   Provision charged to operating expense(a)................        2,528.8       828.0       646.0
Deduct
   Loans charged off........................................        1,771.4     1,017.6       902.8
   Less recoveries of loans charged off.....................          224.9       192.2       230.2
                                                                   --------------------------------
   Net loans charged off....................................        1,546.5       825.4       672.6
Losses from loan sales/transfers............................         (329.3)         --          --
Acquisitions and other changes..............................           17.4        74.0        31.2
                                                                   --------------------------------
Balance at end of year......................................       $2,457.3    $1,786.9    $1,710.3
---------------------------------------------------------------------------------------------------

(a) In 2001, $382.2 million of the provision for credit losses was incurred in connection with the merger of Firstar and USBM.

A portion of the allowance for credit losses is allocated to loans deemed impaired. All impaired loans are included in non-performing assets. A summary of these loans and their related allowance for loan losses is as follows:

                                                        2001                       2000                       1999
                                               -----------------------------------------------------------------------------
                                                 Recorded    Valuation      Recorded    Valuation      Recorded    Valuation
(Dollars in Millions)                          Investment    Allowance    Investment    Allowance    Investment    Allowance
----------------------------------------------------------------------------------------------------------------------------
Impaired Loans
   Valuation allowance required.........        $    694     $    125      $    487     $     57      $    257     $      8
   No valuation allowance required......              --           --           127           --           132           --
                                               -----------------------------------------------------------------------------
Total impaired loans....................        $    694     $    125      $    614     $     57      $    389     $      8
                                               -----------------------------------------------------------------------------
Average balance of impaired loans during
 the year...............................        $    780                   $    526                   $    408
Interest income recognized on impaired
 loans during the year..................            25.0                        7.8                        3.3
----------------------------------------------------------------------------------------------------------------------------

    Commitments to lend additional funds to customers whose loans were classified as nonaccrual or renegotiated at December 31, 2001, totaled $82.5 million. During 2001 there were no loans that were restructured at market interest rates and returned to a fully performing status.

NOTE 8 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

RECEIVABLE SALES

When the Company sells receivables, it may retain interest-only strips, servicing rights, a cash reserve account, and/or other interests in the receivables. The gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, and is allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Market prices are used to determine retained interest fair values when readily available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions--credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Retained interests are valued at inception and updated quarterly using a discounted cash flow methodology.

    On November 16, 2001, the Company sold $737.8 million of unsecured small business receivables. The transaction generated a loss on sale of $64.7 million. The Company retained interest-only strips, a cash collateral reserve, and subordinated securities. Key assumptions used in measuring retained interests at the date of securitization are consistent with those presented in the table below captioned "Residual Economic Assumptions and Adverse Changes." These products are similar in nature to revolving credit card receivables. Each month new advances on these accounts are sold. The proceeds from these sales are netted against the cash collected for the month. The net cash collected is distributed accordingly to pay down the outstanding securities. The Company receives a fee to continue to service the receivables. Since the Company receives adequate compensation relative to current market servicing prices, no servicing asset or liability regarding this securitization is recognized.

    During 2001 and 2000, the Company administered a loan conduit which holds short-term participations in commercial loans originated by the Company. These loans totaled $5.9 billion at December 31, 2001 and included net sales of originated loans to the loan conduit of

                                                                    U.S. Bancorp
approximately $3.7 billion during 2001. The Company received fee revenue of $57.6 million and $18.0 million from the loan conduit in 2001 and 2000, respectively. Under a credit enhancement agreement with the conduit, the Company would be required to make payments to the conduit in specified amounts if the conduit experiences payment defaults on its loans. No credit enhancements were needed during 2001 or 2000. In addition, the Company maintains a reserve to reflect its obligation to provide credit enhancements to the conduit.
    For the years ended December 31, 2001 and 2000, the Company sold $147.5 million and $255.7 million of the U.S. government guaranteed portions of loans originated under Small Business Administration (SBA) programs, recognizing a pre-tax gain on sale of $6.3 million and $10.6 million, respectively. The SBA covers losses occurring on these guaranteed portions. Although the Company retains no credit recourse relating to these sales, it does continue to own a portion of the non-guaranteed elements of the loans. The Company continues to service the loans and is required under the SBA programs to retain specified yield amounts. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as a servicing asset, and included in the gain on sale calculation.

SERVICING ASSET POSITION

                                             2001         2000
(Dollars in Millions)                   SBA Loans    SBA Loans
--------------------------------------------------------------
Servicing assets at beginning of
 year............................          $6.9        $ 4.3
Servicing assets recognized
   during the year...............           2.8          4.0
Amortization.....................          (2.2)        (1.4)
                                        ----------------------
Servicing assets at end of
 year............................          $7.5        $ 6.9
--------------------------------------------------------------

    No valuation allowances were required during 2001 or 2000 on servicing assets. Servicing assets are reported in aggregate but measured on a transaction specific basis. Market values were determined using discounted cash flows, utilizing the assumptions noted in the table below.

Key economic assumptions used in valuing servicing assets at the date of sale resulting from sales completed during 2001 and 2000 were as follows:

                                              2001            2000
(Dollars in Millions)                 SBA Loans(a)    SBA Loans(a)
------------------------------------------------------------------
Fair value of assets
   recognized..................               $9.1            $7.9
Prepayment speed(b)............             21 CPR          21 CPR
Weighted-average life
 (years).......................                3.7             3.9
Expected credit losses.........                 NA              NA
Discount rate..................                 12%             12%
Variable returns to
 transferees...................                 NA              NA
------------------------------------------------------------------

(a) All were adjustable rate loans based on the Wall Street Journal prime rate.

(b) The Company used a prepayment vector based on loan seasoning for valuation. The given speed was the effective prepayment speed that yields the same weighted-average life calculated using the prepayment vector.

    The Company also established a securitization trust which held credit card receivables originated by the Company. This trust was terminated in December 2000. At termination, $509 million of credit card receivables were transferred from the trust to the Company in exchange for the seller's certificates held by the Company. In 2000, $665 million of proceeds from collections of credit card receivables were reinvested in the trust. The Company received $18.0 million in servicing fee revenue from the trust in 2000 and recorded a $2.2 million gain upon the termination of the trust.

U.S. Bancorp

RESIDUAL ECONOMIC ASSUMPTIONS AND ADVERSE CHANGES

The Company has retained interests on the following asset sales: $1.8 billion sale of indirect automobile loans on September 24, 1999; $420 million sale of corporate and purchasing card receivables on February 27, 1997; $737.8 million sale of unsecured small business receivables on November 16, 2001; and sales of SBA loans since 1988. At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions were as follows:

                                                                     Indirect                     Corporate         Unsecured
                                                                   Automobile         SBA              Card    Small Business
At December 31, 2001 (Dollars in Millions)                              Loans    Loans(a)    Receivables(b)       Receivables
-----------------------------------------------------------------------------------------------------------------------------
Carrying amount/fair value of retained interests............           $23.1        $ 3.2       $    4.3          $  232.7
Weighted-average life (in years)............................             0.7          3.7            0.1               0.8
PREPAYMENT SPEED ASSUMPTION (ANNUAL)(C)(D)(E)...............         1.5 ABS       21 CPR             --               6.0%
   Impact on fair value of 10% adverse change...............           $(0.7)       $(0.2)      $     --          $   (3.1)
   Impact on fair value of 20% adverse change...............            (1.5)        (0.4)            --              (4.7)
EXPECTED CREDIT LOSSES (ANNUAL).............................             2.8%          --%            --%             13.5%
   Impact on fair value of 10% adverse change...............           $(0.7)        $ --       $     --          $   (8.7)
   Impact on fair value of 20% adverse change...............            (1.4)          --             --             (16.8)
RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)..................            12.0%        12.0%            --%             11.0%
   Impact on fair value of 10% adverse change...............           $(0.2)       $(0.1)      $     --          $   (2.6)
   Impact on fair value of 20% adverse change...............            (0.4)        (0.2)            --              (5.2)
INTEREST RATES ON VARIABLE AND ADJUSTABLE CONTRACTS.........              NA           NA             NA              10.5%
   Impact on fair value of 10% adverse change...............              NA           NA             NA          $   (6.7)
   Impact on fair value of 20% adverse change...............              NA           NA             NA             (12.9)
-----------------------------------------------------------------------------------------------------------------------------

(a) Credit losses are covered by the appropriate SBA loan program and are not included in retained interests. Principal reductions caused by defaults are included in the prepayment assumption.

(b) Residual interest is effectively a single period receivable that is paid and renewed each month during the revolving period. Therefore, no assumptions are used in its estimate. Losses are recognized in the period they occur.

(c) The Company uses prepayment vectors based on loan seasoning for valuation. The given speed is the effective prepayment speed that yields the same weighted-average life calculated using the prepayment vector.

(d) ABS = absolute prepayment rate and is the auto industry's standard measure of prepayment speed. CPR = constant prepayment rate.

(e) Monthly repayment rate on small business lines of credit.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The table below summarizes certain cash flows received from and paid to conduit or structured entities for the loan sales described above:

Year Ended December 31 (Dollars in Millions)                            2001         2000
-----------------------------------------------------------------------------------------
Proceeds from new sales(a)..................................       $70,209.4    $37,911.6
Proceeds from existing securitizations(b)...................         6,969.9      8,042.7
Reinvestment in existing securitizations(b).................        (6,547.8)    (7,972.9)
Servicing and other fees received...........................            73.9         52.9
Other cash flows received on retained interests(c)..........            29.9         34.2
Purchases of delinquent or foreclosed assets................              --           --
-----------------------------------------------------------------------------------------

(a) Gross proceeds from commercial loan sales were $69.5 billion for 2001. The net cash flows for these sales were $3.7 billion. For 2000, gross commercial loan sale proceeds were $37.6 billion, with net cash flows of ($30.3) million.

(b) The corporate card and unsecured small business receivables securitizations are revolving transactions where proceeds are reinvested until their legal terminations. The indirect automobile and SBA loan sales are amortizing transactions where the cash flow is used to pay off investors.

(c) This amount represents total cash flows received from retained interests by the transferor other than servicing fees. Other cash flows include, for example, all cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

                                                                    U.S. Bancorp

Quantitative information relating to loan sales and managed assets was as follows:


                                                               At December 31
                                             --------------------------------------------------
                                                    Total                 Principal Amount
                                              Principal Balance       90 Days or More Past Due
                                             --------------------------------------------------
Asset Type (Dollars in Millions)                 2001        2000           2001           2000
-----------------------------------------------------------------------------------------------
COMMERCIAL
   Commercial.........................        $47,867    $ 49,982     $    590       $    525
   Lease financing....................          5,858       5,776          207             72
                                             --------------------------------------------------
      Total commercial................         53,725      55,758          797            597
COMMERCIAL REAL ESTATE
   Commercial mortgages...............         18,765      19,466          136            118
   Construction and development.......          6,608       6,977           37             40
                                             --------------------------------------------------
      Total commercial real estate....         25,373      26,443          173            158
RESIDENTIAL MORTGAGES.................          5,746       7,753          140            116
RETAIL
   Credit card........................          5,889       6,012          128            111
   Retail leasing.....................          4,906       4,153           12              8
   Other retail.......................         26,593      26,100          224            165
                                             --------------------------------------------------
      Total retail....................         37,388      36,265          364            285
                                             --------------------------------------------------
         Total managed loans..........       $122,232    $126,219     $  1,474       $  1,155
Less:
   Loans sold or securitized..........          7,827       3,854
                                             --------------------
         Total loans held.............       $114,405    $122,365
                                             --------------------
SOLD OR SECURITIZED ASSETS
   Commercial loans...................         $5,868    $  2,003     $     --       $     --
   Indirect automobile loans(a).......            432         913            4              3
   Guaranteed SBA loans(b)............            582         518            2             --
   Corporate card receivables(b)......            214         420            1              1
   Credit card receivables............             --          --           --             --
   Unsecured small business
    receivables(b)....................            731          --            4             --
                                             --------------------------------------------------
      Total securitized assets........         $7,827    $  3,854     $     11       $      4
-----------------------------------------------------------------------------------------------

                                                   Year Ended December 31
                                        --------------------------------------------

                                          Average Balance        Net Credit Losses
                                        --------------------------------------------
Asset Type (Dollars in Millions)            2001        2000        2001        2000
------------------------------------------------------------------------------------
COMMERCIAL
   Commercial.........................  $ 49,672    $ 48,403    $    724    $    259
   Lease financing....................     5,852       4,512         114          21
                                        --------------------------------------------
      Total commercial................    55,524      52,915         838         280
COMMERCIAL REAL ESTATE
   Commercial mortgages...............    19,004      19,158          40           5
   Construction and development.......     7,077       6,882          12           8
                                        --------------------------------------------
      Total commercial real estate....    26,081      26,040          52          13
RESIDENTIAL MORTGAGES.................     6,868       9,578          13          12
RETAIL
   Credit card........................     5,645       5,490         271         238
   Retail leasing.....................     4,553       3,139          30          13
   Other retail.......................    25,613      25,729         360         319
                                        --------------------------------------------
      Total retail....................    35,811      34,358         661         570
                                        --------------------------------------------
         Total managed loans..........  $124,284    $122,891    $  1,564    $    875
Less:
   Loans sold or securitized..........     6,107       4,574
                                        --------------------
         Total loans held.............  $118,177    $118,317
                                        --------------------
SOLD OR SECURITIZED ASSETS
   Commercial loans...................  $  4,298    $  2,073    $     --    $     --
   Indirect automobile loans(a).......       655       1,213          11          16
   Guaranteed SBA loans(b)............       629         360          --          --
   Corporate card receivables(b)......       403         420           3           3
   Credit card receivables............        --         508          --          30
   Unsecured small business
    receivables(b)....................       122          --           3          --
                                        --------------------------------------------
      Total securitized assets........  $  6,107    $  4,574    $     17    $     49
------------------------------------------------------------------------------------

(a) Reported in "other retail" loans.

(b) Reported in "commercial" loans.

NOTE 9 Premises and Equipment

Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)                                                  2001        2000
---------------------------------------------------------------------------------------
Land........................................................       $    274    $    276
Buildings and improvements..................................          1,854       1,786
Furniture, fixtures and equipment...........................          2,012       1,888
Capitalized building and equipment leases...................            173         171
Construction in progress....................................              8          48
                                                                   --------------------
                                                                      4,321       4,169
Less accumulated depreciation and amortization..............          2,580       2,333
                                                                   --------------------
   Total....................................................       $  1,741    $  1,836
---------------------------------------------------------------------------------------

U.S. Bancorp

NOTE 10 Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights are summarized as follows:

                                                                    Year Ended December 31,
                                                                   ------------------------
(Dollars in Millions)                                                    2001          2000
-------------------------------------------------------------------------------------------
Balance at beginning of year................................        $    229      $    213
Rights purchased............................................              25            16
Rights capitalized..........................................             315           137
Amortization................................................             (45)          (35)
Rights sold.................................................            (103)         (101)
Impairment..................................................             (61)           (1)
                                                                   ------------------------
Balance at end of year......................................        $    360      $    229
-------------------------------------------------------------------------------------------

    The fair value of capitalized mortgage servicing rights was $360 million at December 31, 2001, and $245 million at December 31, 2000. At December 31, 2001, the reduction in the current fair value of mortgage servicing rights to immediate 25 and 50 basis point adverse interest rate changes would be approximately $32 million and $63 million, respectively. The Company has purchased principal-only securities that act as a partial economic hedge to this possible adverse interest rate change. The Company serviced $22.0 billion and $17.0 billion of mortgage loans for other investors as of December 31, 2001 and 2000, respectively.

NOTE 11 Intangible Assets

The following is a summary of intangible assets as of December 31, which are included in the consolidated balance sheet:

(Dollars in Millions)                                                  2001        2000
---------------------------------------------------------------------------------------
Goodwill....................................................       $  5,488    $  4,312
Core deposit benefits.......................................            530         374
Merchant processing contracts...............................            680          17
Mortgage servicing rights...................................            360         229
Other identified intangibles................................            354         377
                                                                   --------------------
   Total intangible assets..................................       $  7,412    $  5,309
---------------------------------------------------------------------------------------

NOTE 12 Short-Term Borrowings

The following table is a summary of short-term borrowings for the last three years:

                                                                     2001                     2000                     1999
                                                                -----------------------------------------------------------------
(Dollars in Millions)                                            Amount    Rate           Amount    Rate           Amount    Rate
---------------------------------------------------------------------------------------------------------------------------------
At year-end
   Federal funds purchased...............................       $ 1,146    1.1%          $ 2,849    5.8%          $ 5,489    4.7%
   Securities sold under agreements to repurchase........         3,001    1.1             3,347    4.6             3,174    3.8
   Commercial paper......................................           452    1.9               223    6.4               170    4.7
   Treasury, tax and loan notes..........................         4,038    1.3               776    5.2               619    5.0
   Other short-term borrowings...........................         6,033    2.5             4,638    6.1             1,106    5.6
                                                                -----------------------------------------------------------------
      Total..............................................       $14,670    1.8%          $11,833    5.6%          $10,558    4.6%
---------------------------------------------------------------------------------------------------------------------------------
Average for the year
   Federal funds purchased...............................       $ 4,997    5.0%          $ 5,690    6.2%          $ 5,898    5.0%
   Securities sold under agreements to repurchase........         2,657    2.9             3,028    4.8             3,128    4.0
   Commercial paper......................................           390    3.9               215    6.3               370    5.1
   Treasury, tax and loan notes..........................         1,321    3.5               912    6.1               577    4.5
   Other short-term borrowings...........................         3,615    4.0             2,741    7.7             1,734    6.9
                                                                -----------------------------------------------------------------
      Total..............................................       $12,980    4.1%          $12,586    6.2%          $11,707    5.0%
---------------------------------------------------------------------------------------------------------------------------------
Maximum month-end balance
   Federal funds purchased...............................       $ 7,829                  $ 7,807                  $ 7,080
   Securities sold under agreements to repurchase........         3,001                    3,415                    3,278
   Commercial paper......................................           590                      300                      397
   Treasury, tax and loan notes..........................         6,618                    3,578                    1,435
   Other short-term borrowings...........................         7,149                    4,920                    4,945
---------------------------------------------------------------------------------------------------------------------------------

                                                                    U.S. Bancorp

NOTE 13 Long-Term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)                                                  2001        2000
---------------------------------------------------------------------------------------
U.S. BANCORP (Parent Company)
Fixed-rate subordinated notes
   7.625% due 2002..........................................       $    150    $    150
   8.125% due 2002..........................................            150         150
   7.00% due 2003...........................................            150         150
   6.625% due 2003..........................................            100         100
   7.25% due 2003...........................................             32          32
   8.00% due 2004...........................................             73         125
   7.625% due 2005..........................................            121         150
   6.75% due 2005...........................................            191         300
   6.875% due 2007..........................................            250         250
   7.30% due 2007...........................................            200         200
   7.50% due 2026...........................................            200         200
Senior contingent convertible debt 1.50% due 2021...........          1,100          --
Medium-term notes...........................................          3,215       4,634
Capitalized lease obligations, mortgage indebtedness and
   other....................................................            142         122
                                                                   --------------------
      Subtotal..............................................          6,074       6,563
SUBSIDIARIES
Fixed-rate subordinated notes
   6.00% due 2003...........................................             79         100
   6.375% due 2004..........................................             75          75
   6.375% due 2004..........................................            150         150
   7.55% due 2004...........................................            100         100
   8.35% due 2004...........................................            100         100
   7.30% due 2005...........................................            100         100
   6.875% due 2006..........................................            125         125
   6.625% due 2006..........................................            100         100
   6.50% due 2008...........................................            300         300
   6.30% due 2008...........................................            300         300
   5.70% due 2008...........................................            400         400
   7.125% due 2009..........................................            500         500
   7.80% due 2010...........................................            300         300
   6.375% due 2011..........................................          1,500          --
Federal Home Loan Bank advances.............................          7,196       2,753
Bank notes..................................................          7,550       9,300
Euro medium-term notes due 2004.............................            400         400
Capitalized lease obligations, mortgage indebtedness and
   other....................................................            367         210
                                                                   --------------------
      Total.................................................       $ 25,716    $ 21,876
---------------------------------------------------------------------------------------

    In August 2001, the Company issued $1.1 billion of senior contingent convertible debt due August 6, 2021. The interest rate is 1.50% per annum. The debt would be convertible into the Company's stock only if the Company's stock price increases to the contractual strike price. The convertible strike price decreases over the term of the bond. The notes are callable in August 2003 and putable in August 2002 and on specified dates thereafter.

    In July 2001, the Company's subsidiary U.S. Bank National Association issued $1.5 billion of fixed-rate subordinated notes due August 1, 2011. The interest rate is 6.375% per annum.

    Medium-term notes ("MTNs") outstanding at December 31, 2001, mature from January 2002 through December 2004. The MTNs bear fixed or floating interest rates ranging from 2.01 percent to 7.50 percent. The weighted-average interest rate of MTNs at December 31, 2001, was 3.85 percent.

    Federal Home Loan Bank ("FHLB") advances outstanding at December 31, 2001, mature from February 2002 through October 2026. The advances bear fixed or floating interest rates ranging from 0.50 percent to 8.25 percent. The Company has an arrangement with the FHLB whereby based on collateral available (residential and commercial mortgages), the Company could have borrowed an additional $10.6 billion at December 31, 2001. The weighted-average interest rate of FHLB advances at December 31, 2001, was 3.36 percent.

    Bank notes outstanding at December 31, 2001, mature from January 2002 through November 2005. The Bank notes bear fixed or floating interest rates ranging from 1.79 percent to 6.30 percent. The weighted-average interest

U.S. Bancorp
rate of Bank notes at December 31, 2001, was 2.69 percent. Euro medium-term notes outstanding at December 31, 2001, bear floating rate interest at three-month LIBOR plus .15 percent. The interest rate at December 31, 2001, was
2.58 percent.

Maturities of long-term debt outstanding at December 31, 2001, were:

                                                         Parent
(Dollars in Millions)                  Consolidated     Company
---------------------------------------------------------------
2002............................         $  6,789      $  1,465
2003............................            3,970         1,545
2004............................            5,529           916
2005............................            3,533           336
2006............................              242             3
Thereafter......................            5,653         1,809
                                       ------------------------
Total...........................         $ 25,716      $  6,074
---------------------------------------------------------------

NOTE 14 Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

    The Company has issued $2.9 billion of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company ("Trust Preferred Securities") through nine separate issuances by nine wholly owned subsidiary grantor trusts ("Trusts"). The Trust Preferred Securities accrue and pay distributions periodically at specified rates as provided in the indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated deferrable interest debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements.

    The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trusts.

    The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem retail Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company has the right to redeem institutional Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Trust Preferred Securities are redeemable in whole or in part in 2003, 2006 and 2007 in the amounts of $350 million, $2,250 million and $300 million, respectively.

    The Trust Preferred Securities qualify as tier I capital of the Company for regulatory capital purposes. The Company used the proceeds from the sales of the Debentures for general corporate purposes.

The following table is a summary of the Trust Preferred Securities as of December 31, 2001:

                                                            Trust
                                                        Preferred
                                           Issuance    Securities    Debentures        Rate     Rate at    Maturity    Redemption
Issuance Trust (Dollars in Millions)           Date        Amount        Amount     Type(a)    12/31/01        Date       Date(b)
---------------------------------------------------------------------------------------------------------------------------------
RETAIL
   USB Capital V...................        12/2001      $    300      $    309        Fixed        7.25%    12/2031    12/07/2006
   USB Capital IV..................        11/2001           500           515        Fixed        7.35%    11/2031    11/01/2006
   USB Capital III.................        05/2001           700           722        Fixed        7.75%    05/2031    05/04/2006
   USB Capital II..................        03/1998           350           361        Fixed        7.20%    04/2028    04/01/2003
INSTITUTIONAL
   Star Capital I..................        06/1997           150           155     Variable        2.64%    06/2027    06/15/2007
   Mercantile Capital Trust I......        02/1997           150           155     Variable        3.08%    02/2027    02/01/2007
   USB Capital I...................        12/1996           300           309        Fixed        8.27%    12/2026    12/15/2006
   Firstar Capital Trust I.........        12/1996           150           155        Fixed        8.32%    12/2026    12/15/2006
   FBS Capital I...................        11/1996           300           309        Fixed        8.09%    11/2026    11/15/2006
---------------------------------------------------------------------------------------------------------------------------------

(a) The variable rate Trust Preferred Securities re-price quarterly.

(b) Earliest date of redemption.

                                                                    U.S. Bancorp

NOTE 15 Shareholders' Equity

At December 31, 2001 and 2000, the Company had authority to issue 4 billion and 2 billion shares of common stock, respectively, and 10 million shares of preferred stock. The Company had 1,951.7 million and 1,902.1 million shares of common stock outstanding at December 31, 2001 and 2000, respectively. At December 31, 2001, the Company had 279.1 million shares of common stock reserved for future issuances. These shares are primarily reserved for stock option plans, dividend reinvestment plans and deferred compensation plans. In connection with the merger of Firstar and USBM, the number of authorized common shares for U.S. Bancorp was increased from 2 billion to 4 billion effective February 27, 2001. Additionally, the par value of the Company's common stock was reduced from $1.25 per share to $.01 per share.

    The Company has a Preferred Share Purchase Rights Plan intended to preserve the long-term value of the Company by discouraging a hostile takeover of the Company. Under the plan, each share of common stock carries a right to purchase one one-thousandth of a share of preferred stock. The rights become exercisable in certain limited circumstances involving a potential business combination transaction or an acquisition of shares of the Company and are exercisable at a price of $100 per right, subject to adjustment. Following certain other events, each right entitles its holder to purchase for $100 an amount of common stock of the Company, or, in certain circumstances, securities of the acquirer, having a then-current market value of twice the exercise price of the right. The dilutive effect of the rights on the acquiring company is intended to encourage it to negotiate with the Company's Board of Directors prior to attempting a takeover. If the Board of Directors believes a proposed acquisition is in the best interests of the Company and its shareholders, the Board may amend the plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan. Until a right is exercised, the holder of a right has no rights as a shareholder of the Company. The rights expire on February 27, 2011.

    The Company issued 57.2 million and 18.2 million shares of common stock with an aggregate value of $1.9 billion and $298 million in connection with purchase acquisitions during 2001 and 2000, respectively.

    On February 16, 2000, USBM's Board of Directors authorized the repurchase of up to $2.5 billion of its common stock over a two-year period ending March 31, 2002. This USBM repurchase program replaced a program that was scheduled to expire on March 31, 2000. On April 11, 2000, Firstar's Board of Directors approved a common stock repurchase program of 100 million shares. The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the planned merger of the formerly separate companies. On July 17, 2001, the Company's Board of Directors authorized the repurchase of up to 56.4 million shares of the Company's common stock to replace shares issued in connection with the July 24, 2001 acquisition of NOVA Corporation. The stock repurchase authorization will expire on July 23, 2003. Under this program the Company has repurchased 19.7 million shares for $467.9 million in 2001. The Company had forward contracts to purchase 26.7 million shares within this authorization. These contracts were settled in January of 2002. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock over the following 24 months.

The following table summarizes the Company's common stock repurchased in each of the last three years:

(Dollars and Shares in Millions)            Shares       Value
--------------------------------------------------------------
2001.................................       19.7      $  467.9
2000.................................       58.6       1,182.2
1999.................................       44.6       1,187.9
--------------------------------------------------------------

    USBM offered employees and directors an Employee Stock Purchase Plan ("ESPP") that permitted all eligible employees with at least one year of service and directors to purchase common stock. In connection with the merger with Firstar, the ESPP was terminated effective October 13, 2000.

    USBM's Dividend Reinvestment Plan providing for automatic reinvestment of dividends and optional cash purchases was suspended on November 9, 2000, following the announcement of the definitive agreement to merge with Firstar.

U.S. Bancorp

Shareholders' equity is affected by transactions and valuations of asset and liability positions that require adjustments to Accumulated Other Comprehensive Income. The reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholders' equity for the years ended December 31, is as follows:

(Dollars in Millions)                                               Pre-tax    Tax-effect    Net-of-tax
-------------------------------------------------------------------------------------------------------
2001
Unrealized gain on securities available-for-sale............       $  194.5     $  (77.6)     $  116.9
Unrealized gain on derivatives..............................          106.0        (40.3)         65.7
Realized gain on derivatives................................           42.4        (16.1)         26.3
Reclassification adjustment for gains realized in net
   income...................................................         (333.1)       126.6        (206.5)
Foreign currency translation adjustments....................           (4.0)         1.5          (2.5)
                                                                   ------------------------------------
   Total....................................................       $    5.8     $   (5.9)     $    (.1)
                                                                   ------------------------------------
2000
Unrealized gain on securities available-for-sale............       $  436.0     $ (157.8)     $  278.2
Reclassification adjustment for gains realized in net
   income...................................................          (41.6)        15.8         (25.8)
Foreign currency translation adjustments....................            (.5)          .2           (.3)
                                                                   ------------------------------------
   Total....................................................       $  393.9     $ (141.8)     $  252.1
                                                                   ------------------------------------
1999
Unrealized loss on securities available-for-sale............       $ (743.9)    $  268.2      $ (475.7)
Reclassification adjustment for losses realized in net
   income...................................................          163.9        (57.7)        106.2
                                                                   ------------------------------------
   Total....................................................       $ (580.0)    $  210.5      $ (369.5)
-------------------------------------------------------------------------------------------------------

NOTE 16 Earnings Per Share

The components of earnings per share were:

(Dollars and Shares in Millions, Except Per Share Data)                2001        2000        1999
---------------------------------------------------------------------------------------------------
Net income..................................................       $1,706.5    $2,875.6    $2,381.8
                                                                   --------------------------------
Weighted-average common shares outstanding..................        1,927.9     1,906.0     1,907.8
Net effect of the assumed purchase of stock based on the
 treasury stock method for options and stock plans..........           11.6        12.5        22.2
                                                                   --------------------------------
Dilutive common shares outstanding..........................        1,939.5     1,918.5     1,930.0
                                                                   --------------------------------
Earnings per share
 Basic......................................................       $    .89    $   1.51    $   1.25
 Diluted....................................................       $    .88    $   1.50    $   1.23
---------------------------------------------------------------------------------------------------

NOTE 17 Employee Benefits

RETIREMENT PLANS Pension benefits are provided to substantially all employees based on years of service and employees' compensation while employed with the Company. Employees are fully vested after five years of service. The Company's funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The actuarial cost method used to compute the pension liabilities and expense is the projected unit credit method. Prior to their acquisition dates, employees of certain acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. Generally, the Company merges plans of acquired companies into its existing pension plans when it becomes practicable.

    As a result of the Firstar and USBM merger, the Company maintained two different qualified pension plans, with three different pension benefit structures during 2001: the former USBM's cash balance pension benefit structure, a final average pay benefit structure for the former Firstar organization, and a cash balance pension benefit structure related to the Mercantile acquisition. The two pension plans were merged as of January 1, 2002, under a new final average pay benefit structure; however, the benefit structure of the new plan does not become effective for the Mercantile acquisition until January 1, 2003. Under the new plan's benefit structure, a participant's future retirement benefits are based on a participant's highest five-year average annual compensation during his or her last 10 years before retirement or termination from the Company. Generally, under the two previous cash balance pension benefit structures the participants' earned retirement benefits were based on their average compensation over their career. Retirement benefits under the former Firstar benefit

                                                                    U.S. Bancorp
structure were earned based on final average pay and years of service, similar to the new plan. Plan assets primarily consist of various equity mutual funds, listed stocks and other miscellaneous assets.

    The Company also maintains several unfunded, non-qualified, supplemental executive retirement programs that provide additional defined pension benefits for senior managers and executive employees. Because all the non-qualified plans are unfunded, the aggregate accumulated benefit obligations exceed the assets. A supplemental executive retirement plan of USBM was frozen for substantially all participants as of September 30, 2001, but with service credit running through December 31, 2001. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plans. The Company anticipates recognizing curtailment gains of approximately $11.7 million in early 2002 in connection with changes to non-qualified pension plans.

POST-RETIREMENT MEDICAL PLANS In addition to providing pension benefits, the Company provides health care and death benefits to certain retired employees through several retiree medical programs. As a result of the merger of USBM with Firstar, there were three major retiree medical programs in place during 2001 with various terms and subsidy schedules. Effective January 1, 2002, the Company adopted one retiree medical program for all future retirees. For certain eligible employees, the provisions of the USBM retiree medical plan and the Mercantile retiree medical plan will remain in place until December 31, 2002. Generally, all employees may become eligible for retiree health care benefits by meeting defined age and service requirements. The Company may also subsidize the cost of coverage for employees meeting certain age and service requirements. The medical plan contains other cost-sharing features such as deductibles and coinsurance. The estimated cost of these retiree benefit payments is accrued during the employees' active service.

Information presented in the four tables below reflects a measurement date of September 30.

The following table sets forth the components of net periodic benefit cost for the retirement plans:

                                                                     Pension Plans                  Post-Retirement Medical Plans
                                                             --------------------------------------------------------------------
(Dollars in Millions)                                           2001       2000       1999             2001       2000       1999
---------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service cost.......................................       $  61.0    $  65.4    $  70.1          $   2.1    $   2.0    $   3.8
   Interest cost......................................         118.7      117.3      107.1             17.9       16.3       16.5
   Expected return on plan assets.....................        (232.6)    (201.6)    (177.5)            (1.0)       (.6)       (.5)
   Net amortization and deferral......................         (10.7)     (13.2)       1.3               .2         .2        2.0
   Recognized actuarial loss..........................          (1.2)        .7        1.9              (.1)      (1.4)        .2
                                                             --------------------------------------------------------------------
Net periodic benefit cost.............................         (64.8)     (31.4)       2.9             19.1       16.5       22.0
   Curtailment and settlement (gain) loss.............            --      (17.0)      (6.2)              --       10.3         --
                                                             --------------------------------------------------------------------
Net periodic benefit cost after curtailment and
 settlement (gain) loss...............................       $ (64.8)     (48.4)   $  (3.3)         $  19.1    $  26.8    $  22.0
---------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the weighted average plan assumptions and other data:

                                                                            USBM                               Firstar
                                                                -----------------------------------------------------------------
(Dollars in Millions)                                              2001       2000       1999          2001       2000       1999
---------------------------------------------------------------------------------------------------------------------------------
Pension plan actuarial computations
   Discount rate in determining benefit obligations.........        7.5%       7.8%       7.5%          7.5%       8.0%       6.6%
   Expected long-term return on plan assets(b)..............       11.0        9.5        9.5          12.2       12.2       11.4
   Rate of increase in future compensation..................        3.5        5.6        5.6           3.5        4.0        4.1
Post-retirement medical plan actuarial computations
   Discount rate in determining benefit obligations.........        7.5%       7.8%       7.5%          7.5%       8.0%       6.8%
   Expected long-term return on plan assets.................        5.0        5.0        5.0             *          *          *
   Health care cost trend rate(a)
      Prior to age 65.......................................       10.5%       7.7%       7.0%         10.5%       7.5%       7.7%
      After age 65..........................................       13.0        7.7        5.5          13.0        7.5        7.7
Effect of one percent increase in health care cost trend
 rate
   Service and interest costs...............................    $   1.2    $   1.0    $   1.3       $    .4    $    .4    $    .4
   Accumulated post-retirement benefit obligation...........       13.1       13.1       12.4           6.0        5.2        4.0
Effect of one percent decrease in health care cost trend
 rate
   Service and interest costs...............................    $  (1.0)   $   (.9)   $  (1.0)      $   (.4)   $   (.4)   $   (.4)
   Accumulated post-retirement benefit obligation...........      (13.6)     (11.6)     (10.9)         (5.7)      (4.6)      (3.6)
---------------------------------------------------------------------------------------------------------------------------------

 *  The Firstar plan had no assets as of December 31, 2001, 2000 and 1999.

(a) The pre-65 and post-65 rates are assumed to decrease gradually to 5.5% and 6.0% respectively by 2011 and remain at these levels thereafter.

(b) In connection with the merger of Firstar and USBM, the asset management practices and investment strategies of the plan were conformed. At December 31, 2001, the investment asset allocation was weighted toward equities and diversified by industry and companies with varying market capitalization levels.

U.S. Bancorp

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

                                                                      Pension Plans              Post-Retirement Medical Plans
                                                                   ------------------------------------------------------------
(Dollars in Millions)                                                  2001        2000                   2001             2000
-------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of measurement period....       $1,595.4    $1,580.3            $  244.1         $  225.0
   Service cost.............................................           61.0        65.4                 2.1              2.0
   Interest cost............................................          118.7       117.3                17.9             16.3
   Plan participants' contributions.........................             --          --                10.3              6.8
   Plan amendments..........................................            4.0          --                (2.4)              --
   Actuarial loss...........................................           47.7          .1                24.9             19.8
   Benefit payments.........................................         (170.4)     (111.7)              (31.8)           (25.8)
   Curtailments.............................................             --        (4.4)                 --               --
   Settlements..............................................             --       (51.6)                 --               --
                                                                   ------------------------------------------------------------
   Benefit obligation at end of measurement period..........       $1,656.4    $1,595.4            $  265.1         $  244.1
-------------------------------------------------------------------------------------------------------------------------------
CHANGE IN FAIR VALUE OF PLAN ASSETS
   Fair value at beginning of measurement period............       $2,283.2    $1,985.3            $   21.8         $   13.4
   Actual return on plan assets.............................         (531.8)      443.8                 1.8               .9
   Employer contributions...................................           30.1        16.3                33.3             26.5
   Plan participants' contributions.........................             --          --                10.3              6.8
   Acquisitions/divestitures................................             --         1.1                  --               --
   Settlements..............................................             --       (51.6)                 --               --
   Benefit payments.........................................         (170.4)     (111.7)              (31.8)           (25.8)
                                                                   ------------------------------------------------------------
   Fair value at end of measurement period..................       $1,611.1    $2,283.2            $   35.4         $   21.8
-------------------------------------------------------------------------------------------------------------------------------
FUNDED STATUS
   Funded status at end of measurement period...............       $  (45.3)   $  687.8            $ (229.7)        $ (222.3)
   Unrecognized transition (asset) obligation...............             --        (1.8)                8.1              9.0
   Unrecognized prior service cost..........................          (74.8)      (87.6)               (9.5)            (7.8)
   Unrecognized net (gain) loss.............................          473.2      (338.6)               16.6             (7.6)
   Fourth quarter contribution..............................            6.7         3.7                 5.7             15.9
                                                                   ------------------------------------------------------------
   Net amount recognized....................................       $  359.8    $  263.5            $ (208.8)        $ (212.8)
-------------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF STATEMENT OF FINANCIAL POSITION
   Prepaid benefit cost.....................................       $  531.7    $  433.1            $     --         $     --
   Accrued benefit liability................................         (171.8)     (169.6)             (208.8)          (212.8)
                                                                   ------------------------------------------------------------
   Net amount recognized....................................       $  359.8    $  263.5            $ (208.8)        $ (212.8)
-------------------------------------------------------------------------------------------------------------------------------

The following table provides information for pension plans with benefit obligations in excess of plan assets:

(Dollars in Millions)              2001        2000
---------------------------------------------------
Benefit obligation............ $  227.5    $  216.5
Accumulated benefit
      obligation..............    220.6       193.9
Fair value of plan assets.....       --          --
---------------------------------------------------

EMPLOYEE INVESTMENT PLAN The Company has defined contribution retirement savings plans which allow qualified employees, at their option, to make contributions up to certain percentages of pre-tax base salary through salary deductions under
Section 401(k) of the Internal Revenue Code. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Employee contributions are 100 percent matched by the Company, up to the first four percent of an employee's compensation. The Company's matching contribution vests immediately; however, a participant must be employed on December 31st to receive that year's matching contribution. Although the matching contribution is initially invested in the Company's common stock, effective in 2002 an employee will be allowed to reinvest the matching contributions among various investment alternatives. Total expense was $53.7 million, $53.6 million and $57.3 million in 2001, 2000 and 1999, respectively.

NOTE 18 Stock Options and Compensation Plans

As part of its employee and director compensation programs, the Company may grant certain stock awards under the provisions of the existing stock option and compensation plans. The Company has stock options outstanding under various plans at December 31, 2001, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock generally at the stock's fair market value at the date of

                                                                    U.S. Bancorp
grant. In addition, the plans provide for grants of shares of common stock which are subject to restriction on transfer and to forfeiture if certain vesting requirements are not met.

    With respect to stock option and stock compensation plans, the Company has elected to follow APB 25 in accounting for its employee stock incentive and purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On the date exercised, if new shares are issued, the option proceeds equal to the par value of the shares are credited to common stock and additional proceeds are credited to capital surplus. If treasury shares are issued, the option proceeds equal to the average treasury share price are credited to treasury stock and additional proceeds are credited to capital surplus.

    Option grants are generally exercisable up to ten years from the date of grant and vest over three to five years. Restricted shares vest over three to seven years. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. Compensation expense related to the restricted stock was $71.9 million, $43.4 million and $69.5 million in 2001, 2000 and 1999, respectively.

    Stock incentive plans of acquired companies are generally terminated at the merger closing dates. Option holders under such plans receive the Company's common stock, or options to buy the Company's stock, based on the conversion terms of the various merger agreements. The historical option information presented below has been restated to reflect the options originally granted under acquired companies' plans.

    At December 31, 2001, there were 64.4 million shares (subject to adjustment for forfeitures) available for grant under various plans.

The following is a summary of stock options outstanding and exercised under various stock option plans of the Company:

                                             2001                                2000
                                  -----------------------------------------------------------------
                                                   Weighted-                           Weighted-
                                                     Average                             Average
                                                    Exercise                            Exercise
                                  Stock Options        Price          Stock Options        Price
------------------------------------------------------------------------------------------------
STOCK OPTION PLANS
Number outstanding at
 beginning of year.........        153,396,226     $  22.80            153,163,030     $  22.74
   Granted.................         65,144,310        21.25             22,633,170        19.64
   Assumed/converted.......          8,669,285        16.40                447,341         6.85
   Exercised...............        (12,775,067)       13.44            (10,017,357)       11.02
   Cancelled...............        (12,824,489)       23.29            (12,829,958)       19.91
                                  --------------------------------------------------------------
Number outstanding at end
 of year...................        201,610,265     $  22.58            153,396,226     $  22.80
Exercisable at end of
 year......................        117,534,343     $  22.36             68,870,745     $  19.78
------------------------------------------------------------------------------------------------
RESTRICTED SHARE PLANS
Number outstanding at
 beginning of year.........          6,377,137                           4,212,954
   Granted.................          1,021,887                           4,110,440
   Assumed/converted.......            298,988                                  --
   Cancelled/vested........         (5,520,424)                         (1,946,257)
                                  --------------------------------------------------------------
Number outstanding at end
 of year...................          2,177,588                           6,377,137
------------------------------------------------------------------------------------------------
Weighted-average fair value
 of shares granted.........                        $   6.76                            $   6.32
------------------------------------------------------------------------------------------------

                                      1999
                             -----------------------
                                           Weighted-
                                             Average
                                            Exercise
                             Stock Options     Price
----------------------------------------------------
STOCK OPTION PLANS
Number outstanding at
 beginning of year.........   107,405,102  $  17.97
   Granted.................    75,922,950     27.08
   Assumed/converted.......     1,210,738     16.58
   Exercised...............   (22,332,730)    13.03
   Cancelled...............    (9,043,030)    25.63
                             -----------------------
Number outstanding at end
 of year...................   153,163,030  $  22.74
Exercisable at end of
 year......................    70,527,758  $  18.00
----------------------------------------------------
RESTRICTED SHARE PLANS
Number outstanding at
 beginning of year.........     6,072,217
   Granted.................     1,379,808
   Assumed/converted.......            --
   Cancelled/vested........    (3,239,071)
                             -----------------------
Number outstanding at end
 of year...................     4,212,954
----------------------------------------------------
Weighted-average fair value
 of shares granted.........                $   7.20
----------------------------------------------------

U.S. Bancorp

Additional information regarding options outstanding as of December 31, 2001, is as follows:

                                                                      Options Outstanding                 Exercisable Options
                                                            ----------------------------------------    ------------------------
                                                                              Weighted-
                                                                                Average    Weighted-                   Weighted-
                                                                              Remaining      Average                     Average
                                                                            Contractual     Exercise                    Exercise
Range of Exercise Prices                                         Shares    Life (Years)        Price         Shares        Price
--------------------------------------------------------------------------------------------------------------------------------
$1.44 -- $10.00......................................         7,679,415            2.7     $   5.99       7,649,800    $   5.98
$10.01 -- $15.00.....................................         8,966,154            5.3        11.78       7,366,306       11.76
$15.01 -- $20.00.....................................        51,659,341            8.7        18.63      16,774,997       17.59
$20.01 -- $25.00.....................................        65,876,786            8.2        22.84      23,274,436       22.90
$25.01 -- $30.00.....................................        60,157,207            7.0        28.16      55,353,547       28.25
$30.01 -- $35.00.....................................         6,386,174            6.4        32.51       6,230,069       32.51
$35.01 -- $37.20.....................................           885,188            6.5        35.78         885,188       35.78
                                                            --------------------------------------------------------------------
                                                            201,610,265            7.6     $  22.58     117,534,343    $  22.36
--------------------------------------------------------------------------------------------------------------------------------

    Pro forma information regarding net income and earnings per share is required under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting and Disclosure of Stock-Based Compensation" and has been determined as if the Company accounted for its employee stock option plans under the fair value method of SFAS 123. The fair value of options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require use of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

    The pro forma disclosures include options granted in 2001, 2000, 1999 and 1998 and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is amortized to expense over the options' respective vesting periods.

                                                                   Year Ended December 31
                                                              --------------------------------
(Dollars in Millions, Except Per Share Data)                   2001(a)        2000        1999
----------------------------------------------------------------------------------------------
Pro forma net income........................................  $1,478.9    $2,752.1    $2,240.5
Pro forma earnings per share................................
   Earnings per share.......................................  $    .77    $   1.44    $   1.17
   Diluted earnings per share...............................       .76        1.43        1.16
==============================================================================================

(a) Pro forma earnings per share for 2001 was impacted by changes in control provisions that accelerated the vesting of stock options granted to USBM employees.

                                                         U.S. Bancorp               Firstar                        USBM
                                                         ------------       -----------------------       -----------------------
Weighted-average assumptions in option valuation             2001               2000           1999           2000           1999
---------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rates...............................         4.6%             5.4%           5.6%           6.1%           5.4%
Dividend yields........................................         3.0%             2.5%           2.0%           3.0%           3.5%
Stock volatility factor................................         .42              .37            .41            .37            .27
Expected life of options (in years)....................         4.5          2.5-5.5        2.5-5.5            4.7            6.1
---------------------------------------------------------------------------------------------------------------------------------

                                                                    U.S. Bancorp

NOTE 19 Income Taxes

The components of income tax expense were:

(Dollars in Millions)                                                  2001        2000        1999
---------------------------------------------------------------------------------------------------
FEDERAL
Current.....................................................       $  979.9    $  996.1    $1,036.0
Deferred....................................................         (164.5)      324.5       219.5
                                                                   --------------------------------
   Federal income tax.......................................          815.4     1,320.6     1,255.5
STATE
Current.....................................................          131.8       159.0       103.3
Deferred....................................................          (19.5)       32.6        33.4
                                                                   --------------------------------
   State income tax.........................................          112.3       191.6       136.7
                                                                   --------------------------------
   Total income tax provision...............................       $  927.7    $1,512.2    $1,392.2
---------------------------------------------------------------------------------------------------

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

(Dollars in Millions)                                                  2001        2000        1999
---------------------------------------------------------------------------------------------------
Tax at statutory rate (35%).................................       $  922.0    $1,535.8    $1,320.9
State income tax, at statutory rates, net of federal tax
   benefit..................................................           73.0       124.5        88.9
Tax effect of:
   Tax-exempt interest, net.................................          (38.9)      (56.0)      (60.3)
   Amortization of nondeductible goodwill...................           88.1        91.6        73.1
   Tax credits..............................................          (69.4)      (62.7)      (41.7)
   Nondeductible merger charges.............................           52.5         4.9        56.4
   Sale of preferred minority interest......................             --       (50.0)         --
   Other items..............................................          (99.6)      (75.9)      (45.1)
                                                                   --------------------------------
Applicable income taxes.....................................       $  927.7    $1,512.2    $1,392.2
---------------------------------------------------------------------------------------------------

    Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(Dollars in Millions)                                                   2001        2000
----------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Allowance for credit losses.................................       $ 1,043.9    $  637.0
Pension and post-retirement benefits........................            59.5        53.5
Real estate and other asset basis differences...............            32.6        31.9
State and federal operating loss carryforwards..............            24.4        25.0
Federal AMT credits and capital losses......................            22.0        22.0
Accrued severance, pension and retirement benefits..........             2.2        30.6
Charitable contributions....................................              --          .9
Other deferred tax assets, net..............................           234.0       196.0
                                                                   ---------------------
   Gross deferred tax assets................................         1,418.6       996.9
DEFERRED TAX LIABILITIES
Leasing activities..........................................        (1,642.5)   (1,218.1)
Accelerated depreciation....................................          (117.7)      (92.7)
Securities available-for-sale...............................           (59.7)      (52.2)
Deferred fees...............................................           (49.2)       35.0
Other investment basis differences..........................           (32.5)      (41.1)
Other deferred tax liabilities, net.........................           (73.6)     (124.0)
                                                                   ---------------------
   Gross deferred tax liabilities...........................        (1,975.2)   (1,493.1)
Valuation allowance.........................................           (16.6)      (16.6)
                                                                   ---------------------
NET DEFERRED TAX LIABILITY..................................       $  (573.2)   $ (512.8)
----------------------------------------------------------------------------------------

U.S. Bancorp

    At December 31, 2001, for income tax purposes, the Company had federal net operating loss carryforwards of $1.2 million available, which expire in years 2002 through 2009. A valuation allowance has been established to offset deferred tax assets related to state net operating loss carryforwards totaling approximately $437 million, which expire at various times within the next 15 years.

    Certain events covered by Internal Revenue Code section 593(e), which was not repealed, will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 2001, retained earnings included approximately $101.8 million of base year reserves for which no deferred federal income tax liability has been recognized.

NOTE 20 Derivative and Other Off-Balance Sheet Instruments

In the normal course of business, the Company uses various derivative and other off-balance sheet instruments to manage its interest rate risk and market risks and accommodate the business requirements of its customers. These instruments carry varying degrees of credit, interest rate, and market or liquidity risks.

DERIVATIVES

The Company requires the recognition of derivative instruments as either assets or liabilities and the measurement of those instruments at fair value. Subsequent changes in the derivatives' fair values are recognized currently in earnings unless specific hedge accounting criteria are met.

FAIR VALUE HEDGES The Company's interest rate swaps designated as fair value hedges of underlying fixed-rate debt and deposit obligations have a fair value of $276.5 million and fair value hedges of Trust Preferred Securities have a fair value of $(43.5) million at December 31, 2001. Each period the changes in fair value of both the hedge instruments and the underlying debt obligations are recorded as gains or losses in trading account profits and commissions. All fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The fair value hedge transactions were considered highly effective for the year ended December 31, 2001, and the change in fair value of the swaps attributed to hedge ineffectiveness was not material.

    The Company enters into forward commitments to sell groups of residential mortgage loans that it originates or purchases as part of its mortgage banking activities. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Specific forward commitments are designated as a hedge against changes in the fair value of fixed-rate mortgage loans held for sale attributed to changes in interest rates. The fair value of these forward commitments was $52.5 million at December 31, 2001. The change in fair value of the forward commitments attributed to hedge ineffectiveness recorded in noninterest income was $17.9 million for the year ended December 31, 2001.

CASH FLOW HEDGES The Company has interest rate swaps designated as cash flow hedges linked to the cash flows of variable rate LIBOR loans and floating rate debt. The swaps have a fair value of $106 million at December 31, 2001. The gain will be reclassified from other comprehensive income into earnings during the same period the forecasted transactions occur. The estimated amount of the gain to be reclassified into earnings within the next 12 months is $64.4 million, which includes cash flow hedges terminated early where the forecasted transaction is still probable. The Company has determined that the occurrence of the hedged forecasted transactions remains probable. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the year ended December 31, 2001.

OTHER DERIVATIVE ACTIVITY The Company acts as an intermediary for interest rate swaps, caps, floors and foreign exchange contracts on behalf of its customers. The Company minimizes its market and liquidity risks by taking offsetting positions. The Company manages its credit risk, or potential risk of loss from default by counterparties, through credit limit approval and monitoring procedures. Market value changes on intermediated swaps and other derivatives are recognized in income in the period of change. Gains or losses on intermediated transactions were not significant for the year ended December 31, 2001.

    In addition, the Company enters into interest rate swaps and other derivative contracts to protect against interest rate risk and credit risk that do not meet the criteria to receive hedge accounting treatment. These derivatives are recorded at fair value on the balance sheet as trading account assets or liabilities and any changes in fair value are recorded in trading profits/losses and commissions.

    The Company also enters into forward commitments to sell groups of residential mortgage loans to protect against changes in the fair value of fixed-rate mortgage loan commitments not yet funded. These forward commitment

                                                                    U.S. Bancorp
transactions and unfunded loan commitments are recorded on the balance sheet at fair value and changes in fair value are recorded in income. The fair value of the forward commitments and the loan commitments was $19.2 million and $(20.3) million, respectively, at December 31, 2001.

    Futures and forward contracts are agreements for the delayed delivery of securities or cash settlement money market instruments. The Company enters into futures contracts to reduce market risk on its fixed income inventory positions. The Company manages its credit risk on forward contracts, which arises from the potential nonperformance by counterparties, through credit approval and limit procedures.

OTHER OFF-BALANCE SHEET INSTRUMENTS

COMMITMENTS TO EXTEND CREDIT Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company's exposure to credit loss in the event of default by the borrower. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company's future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.

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

Notional amounts of commitments to extend credit and letters of credit were as follows:

                                                                    Expiring          Expiring
                                                                   Less Than             After
December 31, 2001 (Dollars in Millions)                             One Year          One Year              Total
-----------------------------------------------------------------------------------------------------------------
Commitments to extend credit
   Commercial...............................................       $ 14,969           $ 32,687          $  47,656
   Corporate and purchasing cards...........................         20,083              2,688             22,771
   Consumer credit cards....................................         19,059                 --             19,059
   Other consumer...........................................          6,254              5,836             12,090
Letters of credit
   Standby..................................................          3,691              4,054              7,745
   Commercial...............................................            406                 22                428
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS FROM SECURITIES LENDING The Company participates in securities lending activities by acting as the customer's agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions.

For further information on derivatives and other off-balance sheet instruments, see Table 17 included in Management's Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

NOTE 21 Fair Values of Financial Instruments

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

U.S. Bancorp

CASH AND CASH EQUIVALENTS The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements was assumed to approximate fair value.

SECURITIES Generally, trading account securities and investment securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

LOANS The loan portfolio consists of both floating and fixed-rate loans, the fair value of which was estimated using discounted cash flow analyses and other valuation techniques. To calculate discounted cash flows, the loans were aggregated into pools of similar types and expected repayment terms. The expected cash flows of loans considered historical prepayment experiences and estimated credit losses for nonperforming loans and were discounted using current rates offered to borrowers of similar credit characteristics.

DEPOSIT LIABILITIES The fair value of demand deposits, savings accounts and certain money market deposits is equal to the amount payable on demand at year-end. The fair value of fixed-rate certificates of deposit was estimated by discounting the contractural cash flow using the discount rates implied by the high-grade corporate bond yield curve.

SHORT-TERM BORROWINGS Federal funds purchased, securities sold under agreements to repurchase and other short-term funds borrowed are at floating rates or have short-term maturities. Their carrying value is assumed to approximate their fair value.

LONG-TERM DEBT AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE JUNIOR SUBORDINATED DEBENTURES OF THE PARENT COMPANY Estimated fair value for medium-term notes, Euro medium-term notes, bank notes, Federal Home Loan Bank advances, capital lease obligations and mortgage note obligations was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discounted cash flows. Other long-term debt instruments and company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company were valued using available market quotes.

INTEREST RATE SWAPS AND OPTIONS The interest rate swap cash flows were estimated using a third party pricing model and discounted based on appropriate LIBOR, Eurodollar futures and swap yield curves.

LOAN COMMITMENTS, LETTERS OF CREDIT AND GUARANTEES The Company's commitments have floating rates and do not expose the Company to interest rate risk, with the exception of mortgage commitments. No premium or discount was ascribed to the loan commitments because virtually all funding would be at current market rates.

                                                                    U.S. Bancorp

The estimated fair values of the Company's financial instruments at December 31 are shown in the table below.

                                                                         2001                         2000
                                                                   -----------------------------------------------
                                                                   Carrying     Fair          Carrying        Fair
(Dollars in Millions)                                                Amount    Value            Amount       Value
------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
   Cash and cash equivalents................................       $  9,745 $  9,745          $  9,132    $  9,132
   Trading account securities...............................            982      982               753         753
   Investment securities....................................         26,608   26,615            17,642      17,647
   Loans held for sale......................................          2,820    2,820               764         764
   Loans....................................................        111,948  112,236           120,578     121,139
                                                                   -----------------------------------------------
      Total financial assets................................        152,103 $152,398           148,869    $149,435
                                                                            --------                      --------
         Nonfinancial assets................................         19,287                     16,052
                                                                    -------                   --------
            Total assets....................................       $171,390                   $164,921
                                                                   --------                   --------
FINANCIAL LIABILITIES
   Deposits.................................................       $105,219 $105,561          $109,535    $109,593
   Short-term borrowings....................................         14,670   14,670            11,833      11,833
   Long-term debt...........................................         25,716   25,801            21,876      22,006
   Company-obligated mandatorily redeemable preferred
      securities of subsidiary trusts holding solely the
      junior subordinated debentures of the parent
      company...............................................          2,826    2,915             1,400       1,351
                                                                   -----------------------------------------------
      Total financial liabilities...........................        148,431 $148,947           144,644    $144,783
                                                                            --------                      --------
         Nonfinancial liabilities...........................          6,498                      5,109
         Shareholders' equity...............................         16,461                     15,168
                                                                    -------                   --------
            Total liabilities and shareholders' equity......       $171,390                   $164,921
                                                                   --------                   --------
DERIVATIVE POSITIONS
   Asset and liability management positions
         Interest rate swaps................................       $    339 $    339          $     --    $    107
         Forward commitments to sell residential
         mortgages..........................................             72       72               (14)        (14)
   Customer intermediated positions
         Interest rate contracts............................             10       10                 6           6
         Foreign exchange contracts.........................              2        2                 4           4
------------------------------------------------------------------------------------------------------------------

NOTE 22 Commitments and Contingent Liabilities

Rental expense for operating leases amounted to $165.2 million in 2001, $219.3 million in 2000 and $193.8 million in 1999. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2001:

                                                                   Capitalized    Operating
(Dollars in Millions)                                                   Leases       Leases
-------------------------------------------------------------------------------------------
2002........................................................        $   12.6      $  191.5
2003........................................................             9.0         164.4
2004........................................................             8.1         137.4
2005........................................................             6.9         113.6
2006........................................................             6.3          95.3
Thereafter..................................................            51.2         508.4
                                                                   ------------------------
Total minimum lease payments................................            94.1      $1,201.6
                                                                                  --------
Less amount representing interest...........................            38.4
                                                                    --------
Present value of net minimum lease payments.................        $   55.7
-------------------------------------------------------------------------------------------

    Various legal proceedings are currently pending against the Company. Due to their complex nature, it may be years before some matters are resolved. In the opinion of management, the aggregate liability, if any, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

U.S. Bancorp

NOTE 23 U.S. Bancorp (Parent Company)

CONDENSED BALANCE SHEET

December 31 (Dollars in Millions)                                     2001       2000
-------------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary banks, principally
 interest-bearing...........................................       $ 3,184    $ 1,714
Available-for-sale securities...............................           189        325
Investments in
   Bank affiliates..........................................        17,907     15,019
   Nonbank affiliates.......................................         1,291      1,059
Advances to
   Bank affiliates..........................................         1,214      1,971
   Nonbank affiliates.......................................           928      1,958
Other assets................................................         2,258      2,179
                                                                   ------------------
      Total assets..........................................       $26,971    $24,225
                                                                   ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term funds borrowed...................................       $   452    $   224
Advances from subsidiaries..................................            69         97
Long-term debt..............................................         6,074      6,563
Junior subordinated debentures issued to subsidiary
 trusts.....................................................         2,990      1,443
Other liabilities...........................................           925        730
Shareholders' equity........................................        16,461     15,168
                                                                   ------------------
      Total liabilities and shareholders' equity............       $26,971    $24,225
-------------------------------------------------------------------------------------

CONDENSED STATEMENT OF INCOME

Year Ended December 31 (Dollars in Millions)                           2001        2000        1999
---------------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiaries (including $1,300.1, $3,010.5
   and $1,661.0 from bank subsidiaries).....................       $1,310.2    $3,027.8    $1,704.3
Interest from subsidiaries..................................          272.8       234.8       177.2
Service and management fees from subsidiaries...............          221.8       246.0       229.1
Other income................................................           21.0       217.0       202.0
                                                                   --------------------------------
      Total income..........................................        1,825.8     3,725.6     2,312.6
EXPENSES
Interest on short-term funds borrowed.......................           18.5        19.3        26.8
Interest on long-term debt..................................          318.5       441.7       296.4
Interest on junior subordinated debentures issued to
   subsidiary trusts........................................          141.7       111.3       110.3
Merger and restructuring-related charges....................           49.5        21.3       103.8
Other expenses..............................................          322.5       225.2       307.7
                                                                   --------------------------------
      Total expenses........................................          850.7       818.8       845.0
                                                                   --------------------------------
Income before income taxes and equity in undistributed
   income of subsidiaries...................................          975.1     2,906.8     1,467.6
Income tax credit...........................................         (102.4)      (34.0)      (36.9)
                                                                   --------------------------------
Income of parent company....................................        1,077.5     2,940.8     1,504.5
Equity (deficiency) in undistributed income of
 subsidiaries...............................................          629.0       (65.2)      877.3
                                                                   --------------------------------
      Net income............................................       $1,706.5    $2,875.6    $2,381.8
---------------------------------------------------------------------------------------------------

                                                                    U.S. Bancorp

CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31 (Dollars in Millions)                           2001        2000        1999
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................       $1,706.5    $2,875.6    $2,381.8
Adjustments to reconcile net income to net cash provided by
   operating activities
   (Equity) deficiency in undistributed income of
   subsidiaries.............................................         (629.0)       65.2      (877.3)
   (Gain) loss on sale of securities, net...................           (8.2)        4.1        (7.0)
   Depreciation and amortization of premises and
   equipment................................................            8.7        51.7        76.2
   Other, net...............................................           71.2      (391.1)       (3.2)
                                                                   --------------------------------
      Net cash provided by operating activities.............        1,149.2     2,605.5     1,570.5
INVESTING ACTIVITIES
Securities
   Sales and maturities.....................................          254.9        92.2       128.9
   Purchases................................................          (73.5)      (59.4)     (334.3)
Investments in subsidiaries.................................       (1,941.0)       (4.6)      (26.0)
Equity distributions from subsidiaries......................          600.0          --       145.0
Net decrease (increase) in advances to affiliates...........        1,759.6      (829.0)       58.1
Other, net..................................................           34.7      (113.7)     (421.3)
                                                                   --------------------------------
      Net cash provided by (used in) investing activities...          634.7      (914.5)     (449.6)
FINANCING ACTIVITIES
Net (decrease) increase in short-term advances from
   subsidiaries.............................................          (10.6)      (15.6)       62.6
Net increase (decrease )in short-term funds borrowed........          228.9        53.3       (11.5)
Net (decrease) increase in long-term debt...................         (512.8)    1,183.7       824.8
Proceeds from issuance of junior subordinated debentures to
   subsidiary trusts........................................        1,546.4          --          --
Proceeds from issuance of common stock......................          136.4       210.0       277.6
Repurchase of common stock..................................         (467.9)   (1,182.2)   (1,187.9)
Cash dividends paid.........................................       (1,235.1)   (1,271.3)   (1,029.7)
                                                                   --------------------------------
      Net cash used in financing activities.................         (314.7)   (1,022.1)   (1,064.1)
                                                                   --------------------------------
      Change in cash and cash equivalents...................        1,469.2       668.9        56.8
Cash and cash equivalents at beginning of year..............        1,714.4     1,045.5       988.7
                                                                   --------------------------------
      Cash and cash equivalents at end of year..............       $3,183.6    $1,714.4    $1,045.5
---------------------------------------------------------------------------------------------------

    Transfer of funds (dividends, loans or advances) from bank subsidiaries to the Company is restricted. Federal law prohibits loans unless they are secured and generally limits any loan to the Company or individual affiliate to 10 percent of the bank's equity. In aggregate, loans to the Company and all affiliates cannot exceed 20 percent of the bank's equity.

    Dividend payments to the Company by its subsidiary banks are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank's net income for that year combined with its retained net income for the preceding two calendar years or if the bank's retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency's minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval. The amount of dividends available to the parent company from the bank subsidiaries at December 31, 2001, was $1,183 million.

U.S. Bancorp

NOTE 24 Supplemental Disclosures to the Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

Year Ended December 31 (Dollars in Millions)                            2001         2000         1999
------------------------------------------------------------------------------------------------------
Income taxes paid...........................................       $   658.1    $ 1,046.5    $   901.1
Interest paid...............................................         5,092.2      5,686.3      4,697.6
Net noncash transfers to foreclosed property................            59.9         94.3        102.9
                                                                   -----------------------------------
Acquisitions and divestitures
   Assets acquired..........................................       $ 1,150.8    $ 3,314.6    $ 4,229.3
   Liabilities assumed......................................          (509.0)    (3,755.9)    (2,610.0)
                                                                   -----------------------------------
      Net...................................................       $   641.8    $  (441.3)   $ 1,619.3
------------------------------------------------------------------------------------------------------

MONEY MARKET INVESTMENTS are included with cash and due from banks as part of cash and cash equivalents. Money market investments were comprised of the following at December 31:

(Dollars in Millions)                                                   2001               2000
-----------------------------------------------------------------------------------------------
Interest-bearing deposits...................................       $     104          $      82
Federal funds sold..........................................             123                203
Securities purchased under agreements to resell.............             398                372
                                                                   ----------------------------
     Total money market investments.........................       $     625          $     657
-----------------------------------------------------------------------------------------------

REGULATORY CAPITAL The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the "well capitalized" designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 2001 and 2000, for the Company and its bank subsidiaries, see Table 19 included in Management's Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

                                                                    U.S. Bancorp

Consolidated Balance Sheet -- Five-Year Summary

                                                                                                                         % Change
December 31 (Dollars in Millions)                               2001        2000        1999        1998        1997    2000-2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..............................       $  9,120    $  8,475    $  7,324    $  8,882    $  7,972         7.6%
Money market investments.............................            625         657       1,934       1,039       1,411        (4.9)
Trading account securities...........................            982         753         617         666         268        30.4
Held-to-maturity securities..........................            299         252         194         233       2,942        18.7
Available-for-sale securities........................         26,309      17,390      17,255      20,732      17,500        51.3
Loans held for sale..................................          2,820         764         670       1,794         743           *
Loans
   Commercial........................................         46,330      52,817      45,856      41,068      36,329       (12.3)
   Commercial real estate............................         25,373      26,443      25,142      21,808      19,798        (4.0)
   Residential mortgages.............................          5,746       7,753      11,395      13,980      15,892       (25.9)
   Retail............................................         36,956      35,352      30,836      30,102      27,010         4.5
                                                            --------------------------------------------------------
      Total loans....................................        114,405     122,365     113,229     106,958      99,029        (6.5)
         Less allowance for credit losses............          2,457       1,787       1,710       1,706       1,666        37.5
                                                            --------------------------------------------------------
         Net loans...................................        111,948     120,578     111,519     105,252      97,363        (7.2)
Other assets.........................................         19,287      16,052      14,805      12,116       9,289        20.2
                                                            --------------------------------------------------------
      Total assets...................................       $171,390    $164,921    $154,318    $150,714    $137,488         3.9%
                                                            --------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing...............................       $ 31,212    $ 26,633    $ 26,350    $ 27,479    $ 24,062        17.2%
   Interest-bearing..................................         74,007      82,902      77,067      76,867      74,261       (10.7)
                                                            --------------------------------------------------------
      Total deposits.................................        105,219     109,535     103,417     104,346      98,323        (3.9)
Short-term borrowings................................         14,670      11,833      10,558      10,011      10,385        24.0
Long-term debt.......................................         25,716      21,876      21,027      18,679      13,181        17.6
Company-obligated mandatorily redeemable preferred
 securities..........................................          2,826       1,400       1,400       1,400       1,050           *
Other liabilities....................................          6,498       5,109       3,969       3,704       3,147        27.2
                                                            --------------------------------------------------------
      Total liabilities..............................        154,929     149,753     140,371     138,140     126,086         3.5
Shareholders' equity.................................         16,461      15,168      13,947      12,574      11,402         8.5
                                                            --------------------------------------------------------
      Total liabilities and shareholders' equity.....       $171,390    $164,921    $154,318    $150,714    $137,488         3.9%
---------------------------------------------------------------------------------------------------------------------------------

*Not meaningful

U.S. Bancorp

Consolidated Statement of Income -- Five-Year Summary

                                                                                                                         % Change
Year Ended December 31 (Dollars in Millions)                 2001           2000        1999        1998        1997    2000-2001
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans............................................       $ 9,455.4    $  10,562.5    $9,122.7    $8,818.3    $8,419.0       (10.5)%
Loans held for sale..............................           146.9          102.1       103.9        91.9        40.0        43.9
Investment securities
   Taxable.......................................         1,206.1        1,008.3     1,047.1     1,179.5     1,060.7        19.6
   Non-taxable...................................            89.5          140.6       150.1       158.2       158.0       (36.3)
Money market investments.........................            26.6           53.9        44.9        63.0        63.6       (50.6)
Trading securities...............................            57.5           53.7        45.0        25.6        16.8         7.1
Other interest income............................           101.6          151.4       113.0        88.2        42.6       (32.9)
                                                        ------------------------------------------------------------
      Total interest income......................        11,083.6       12,072.5    10,626.7    10,424.7     9,800.7        (8.2)
INTEREST EXPENSE
Deposits.........................................         2,828.1        3,618.8     2,970.0     3,234.7     3,084.2       (21.8)
Short-term borrowings............................           534.1          781.7       582.4       594.7       643.3       (31.7)
Long-term debt...................................         1,162.7        1,510.4     1,126.9       926.5       586.0       (23.0)
Company-obligated mandatorily redeemable
   preferred securities..........................           149.9          112.0       111.0       103.8        76.3        33.8
                                                        ------------------------------------------------------------
      Total interest expense.....................         4,674.8        6,022.9     4,790.3     4,859.7     4,389.8       (22.4)
                                                        ------------------------------------------------------------
Net interest income..............................         6,408.8        6,049.6     5,836.4     5,565.0     5,410.9         5.9
Provision for credit losses......................         2,528.8          828.0       646.0       491.3       639.9          **
                                                        ------------------------------------------------------------
Net interest income after provision for credit
   losses........................................         3,880.0        5,221.6     5,190.4     5,073.7     4,771.0       (25.7)
NONINTEREST INCOME
Credit card fee revenue..........................           774.3          761.8       648.2       748.0       611.8         1.6
Merchant and ATM processing revenue..............           428.8          230.3       189.6           *           *        86.2
Trust and investment management fees.............           894.4          926.2       887.1       788.3       686.1        (3.4)
Deposit service charges..........................           660.6          551.1       497.2       470.3       450.6        19.9
Cash management fees.............................           347.3          292.4       280.6       242.0       214.2        18.8
Mortgage banking revenue.........................           234.0          189.9       190.4       244.6       137.9        23.2
Trading account profits and commissions..........           221.6          258.4       222.4       130.3        44.8       (14.2)
Investment products fees and commissions.........           460.1          466.6       450.8       306.9       110.4        (1.4)
Investment banking revenue.......................           258.2          360.3       246.6       100.4          --       (28.3)
Commercial product revenue.......................           385.9          304.4       215.7       121.9        97.9        26.8
Securities gains, net............................           329.1            8.1        13.2        29.1         7.3          **
Merger and restructuring-related gains...........            62.2             --          --        48.1          --          **
Other............................................           302.9          533.7       403.1       420.1       357.6       (43.2)
                                                        ------------------------------------------------------------
      Total noninterest income...................         5,359.4        4,883.2     4,244.9     3,650.0     2,718.6         9.8
NONINTEREST EXPENSE
Salaries.........................................         2,347.1        2,427.1     2,355.3     2,196.7     1,892.0        (3.3)
Employee benefits................................           366.2          399.8       410.1       424.9       424.0        (8.4)
Net occupancy....................................           417.9          396.9       371.8       356.9       335.0         5.3
Furniture and equipment..........................           305.5          308.2       307.9       314.1       312.3         (.9)
Communication....................................           181.4          138.8       123.4       114.2           *        30.7
Postage..........................................           179.8          174.5       170.7       155.4       106.6         3.0
Goodwill.........................................           251.1          235.0       175.8       176.0       114.1         6.9
Other intangible assets..........................           278.4          157.3       154.0       125.8        93.3        77.0
Merger and restructuring-related charges.........           946.4          348.7       532.8       593.8       633.0          **
Other............................................         1,331.4        1,130.7     1,059.5       965.6     1,029.4        17.8
                                                        ------------------------------------------------------------
      Total noninterest expense..................         6,605.2        5,717.0     5,661.3     5,423.4     4,939.7        15.5
                                                        ------------------------------------------------------------
Income before income taxes.......................         2,634.2        4,387.8     3,774.0     3,300.3     2,549.9       (40.0)
Applicable income taxes..........................           927.7        1,512.2     1,392.2     1,167.4       950.6       (38.7)
                                                        ------------------------------------------------------------
Net income.......................................       $ 1,706.5    $   2,875.6    $2,381.8    $2,132.9    $1,599.3       (40.7)
                                                        ------------------------------------------------------------
Net income applicable to common equity...........       $ 1,706.5    $   2,875.6    $2,381.8    $2,132.8    $1,588.2       (40.7)%
---------------------------------------------------------------------------------------------------------------------------------

 *Information not available

**Not meaningful

                                                                    U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates

Year Ended December 31                                2001
----------------------------------------------------------------------------
                                                                      Yields
(Dollars in Millions)                 Balance     Interest         and Rates
----------------------------------------------------------------------------
ASSETS
Money market investments.........    $    712    $    26.6         3.74%
Trading account securities.......         771         59.3         7.69
Taxable securities...............      20,129      1,206.1         5.99
Non-taxable securities...........       1,787        128.9         7.21
Loans held for sale..............       1,911        146.9         7.69
Loans
      Commercial.................      50,072      3,642.5         7.31
      Commercial real estate.....      26,081      2,011.2         7.71
      Residential mortgages......       6,868        513.7         7.48
      Retail.....................      35,156      3,302.7         9.39
                                     ---------------------
         Total loans.............     118,177      9,470.1         8.01
                                     --------
Other earning assets.............       1,678        101.6         6.05
   Allowance for credit losses...       1,979
                                     ---------------------
         Total earning
          assets(a)..............     145,165     11,139.5         7.67
Other assets.....................      22,758
                                     --------
         Total assets............    $165,944
                                     --------
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Noninterest-bearing deposits.....    $ 25,109
Interest-bearing deposits
   Interest checking.............      13,962        203.6         1.46
   Money market accounts.........      24,932        711.0         2.85
   Savings accounts..............       4,571         42.5          .93
   Time certificates of deposit
      less than $100,000.........      23,328      1,241.4         5.32
   Time deposits greater than
      $100,000...................      13,054        629.6         4.82
                                     ---------------------
         Total interest-bearing
          deposits...............      79,847      2,828.1         3.54
Short-term borrowings............      12,980        534.1         4.11
Long-term debt...................      24,608      1,162.7         4.72
Company-obligated mandatorily
   redeemable preferred
   securities....................       1,955        149.9         7.66
                                     ---------------------
         Total interest-bearing
          liabilities............     119,390      4,674.8         3.92
Other liabilities................       5,244
Shareholders' equity.............      16,201
                                     --------
         Total liabilities and
          shareholders' equity...    $165,944
                                     --------
Net interest income..............                $ 6,464.7
                                                 ---------
Gross interest margin............                                  3.75%
                                                              --------------
Gross interest margin without
   taxable-equivalent
   increments....................                                  3.71%
                                                              --------------
PERCENT OF EARNING ASSETS
Interest income..................                                  7.67%
Interest expense.................                                  3.22
                                                              --------------
Net interest margin..............                                  4.45
                                                              --------------
Net interest margin without
   taxable-equivalent
   increments....................                                  4.41%
----------------------------------------------------------------------------

Year Ended December 31                              2000
---------------------------------  --------------------------------------------
                                                                    Yields
(Dollars in Millions)               Balance     Interest         and Rates
ASSETS
Money market investments.........  $    931    $    53.9         5.79%
Trading account securities.......       779         57.6         7.39
Taxable securities...............    14,567      1,008.3         6.92
Non-taxable securities...........     2,744        203.1         7.40
Loans held for sale..............     1,303        102.1         7.84
Loans
      Commercial.................    50,062      4,257.2         8.50
      Commercial real estate.....    26,040      2,305.5         8.85
      Residential mortgages......     9,578        723.4         7.55
      Retail.....................    32,637      3,295.4        10.10
                                   ---------------------
         Total loans.............   118,317     10,581.5         8.94
                                   --------
Other earning assets.............     1,965        151.4         7.70
   Allowance for credit losses...     1,781
                                   ---------------------
         Total earning
          assets(a)..............   140,606     12,157.9         8.65
Other assets.....................    19,656
                                   --------
         Total assets............  $158,481
                                   --------
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Noninterest-bearing deposits.....  $ 23,820
Interest-bearing deposits
   Interest checking.............    13,035        270.4         2.07
   Money market accounts.........    22,774      1,000.0         4.39
   Savings accounts..............     5,027         74.0         1.47
   Time certificates of deposit
      less than $100,000.........    25,861      1,458.3         5.64
   Time deposits greater than
      $100,000...................    12,909        816.1         6.32
                                   ---------------------
         Total interest-bearing
          deposits...............    79,606      3,618.8         4.55
Short-term borrowings............    12,586        781.7         6.21
Long-term debt...................    22,410      1,510.4         6.74
Company-obligated mandatorily
   redeemable preferred
   securities....................     1,400        112.0         8.00
                                   ---------------------
         Total interest-bearing
          liabilities............   116,002      6,022.9         5.19
Other liabilities................     4,294
Shareholders' equity.............    14,365
                                   --------
         Total liabilities and
          shareholders' equity...  $158,481
                                   --------
Net interest income..............              $ 6,135.0
                                               ---------
Gross interest margin............                                3.46%
                                                            --------------
Gross interest margin without
   taxable-equivalent
   increments....................                                3.40%
                                                            --------------
PERCENT OF EARNING ASSETS
Interest income..................                                8.65%
Interest expense.................                                4.29
                                                            --------------
Net interest margin..............                                4.36
                                                            --------------
Net interest margin without
   taxable-equivalent
   increments....................                                4.30%
----------------------------------------------------------------------------

   Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

   Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

(a) Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates

                        1999                                    1998                          2000-2001
------------------------------------------------------------------------------------------------------------------
                                   Yields                                  Yields                 % Change
            Balance Interest    and Rates           Balance Interest    and Rates          Average Balance
------------------------------------------------------------------------------------------------------------------
           $  1,082 $   44.9        4.15%          $  1,170 $   63.0        5.38%                 (23.5)%
                630     47.8        7.59                428     27.6        6.45                   (1.0)
             16,301  1,047.1        6.42             17,977  1,179.5        6.56                   38.2
              2,970    220.6        7.43              3,137    238.2        7.59                  (34.9)
              1,450    103.9        7.17              1,264     91.9        7.27                   46.7
             43,328  3,288.3        7.59             38,983  3,110.4        7.98                     --
             23,076  1,940.3        8.41             20,458  1,784.1        8.72                     .2
             12,680    953.7        7.52             15,160  1,170.5        7.72                  (28.3)
             30,554  2,963.4        9.70             27,850  2,782.5        9.99                    7.7
           -----------------                       -----------------
            109,638  9,145.7        8.34            102,451  8,847.5        8.64                    (.1)
           --------                                --------
              1,686    113.0        6.70              1,311     88.2        6.73                  (14.6)
              1,709                                   1,688                                        11.1
           -----------------                       -----------------
            133,757 10,723.0        8.02            127,738 10,535.9        8.25                    3.2
             18,119                                  16,837                                        15.8
           --------                                --------
           $150,167                                $142,887                                         4.7
           --------                                --------
           $ 23,556                                $ 23,011                                         5.4
             12,898    231.0        1.79             12,263    230.9        1.88                    7.1
             22,534    842.2        3.74             20,337    825.1        4.06                    9.5
              5,961    111.9        1.88              6,504    146.7        2.26                   (9.1)
             26,296  1,322.6        5.03             29,583  1,622.7        5.49                   (9.8)
              8,675    462.3        5.33              7,242    409.3        5.65                    1.1
           -----------------                       -----------------
             76,364  2,970.0        3.89             75,929  3,234.7        4.26                     .3
             11,707    582.4        4.97             11,102    594.7        5.36                    3.1
             20,248  1,126.9        5.57             15,732    926.5        5.89                    9.8
              1,400    111.0        7.93              1,314    103.8        7.90                   39.6
           -----------------                       -----------------
            109,719  4,790.3        4.37            104,077  4,859.7        4.67                    2.9
              3,671                                   3,416                                        22.1
             13,221                                  12,383                                        12.8
           --------                                --------
           $150,167                                $142,887                                        4.7%
           --------                                --------                                -----------------------
                    $5,932.7                                $5,676.2
                    --------                                --------
                                    3.65%                                   3.58%
                                ---------                               ---------
                                    3.57%                                   3.49%
                                ---------                               ---------
                                    8.02%                                   8.25%
                                    3.58                                    3.81
                                ---------                               ---------
                                    4.44                                    4.44
                                ---------                               ---------
                                    4.36%                                   4.36%
---------------------------------------------------------------------------------

                                                                    U.S. Bancorp

Quarterly Consolidated Financial Data


                                                                         2001
                                                 --------------------------------------------------------
                                                    First         Second          Third         Fourth
(Dollars in Millions, Except Per Share Data)      Quarter        Quarter        Quarter        Quarter
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans........................................    $2,660.9       $2,437.9       $2,285.6       $2,071.0
Loans held for sale..........................        16.6           25.9           53.9           50.5
Investment securities
   Taxable...................................       253.3          287.8          321.2          343.8
   Non-taxable...............................        31.2           27.8           15.9           14.6
Money market investments.....................         8.9            7.4            6.3            4.0
Trading securities...........................        15.9           14.1           11.2           16.3
Other interest income........................        32.0           26.1           24.3           19.2
                                                 -----------------------------------------------------
      Total interest income..................     3,018.8        2,827.0        2,718.4        2,519.4
INTEREST EXPENSE
Deposits.....................................       883.7          783.0          670.0          491.4
Short-term borrowings........................       186.2          124.4          122.9          100.6
Long-term debt...............................       365.7          315.0          276.7          205.3
Company-obligated mandatorily redeemable
   preferred securities......................        27.6           35.4           39.7           47.2
                                                 -----------------------------------------------------
      Total interest expense.................     1,463.2        1,257.8        1,109.3          844.5
                                                 -----------------------------------------------------
Net interest income..........................     1,555.6        1,569.2        1,609.1        1,674.9
Provision for credit losses..................       532.4          441.3        1,289.3          265.8
                                                 -----------------------------------------------------
Net interest income after provision for
   credit losses.............................     1,023.2        1,127.9          319.8        1,409.1
NONINTEREST INCOME
Credit card fee revenue......................       191.7          198.2          192.2          192.2
Merchant and ATM processing revenue..........        58.0           62.4          138.5          169.9
Trust and investment management fees.........       225.0          228.0          226.2          215.2
Deposit service charges......................       146.5          176.7          168.7          168.7
Cash management fees.........................        76.8           84.9           89.7           95.9
Mortgage banking revenue.....................        48.2           57.0           60.3           68.5
Trading account profits and commissions......        71.9           55.8           43.6           50.3
Investment products fees and commissions.....       125.7          114.2          108.0          112.2
Investment banking revenue...................        60.2           71.1           56.9           70.0
Commercial product revenue...................        76.1           93.8           96.2          119.8
Securities gains (losses), net...............       216.0           31.3           59.8           22.0
Merger and restructuring-related gains.......          --           62.2             --             --
Other........................................       104.8           91.0           68.2           38.9
                                                 -----------------------------------------------------
      Total noninterest income...............     1,400.9        1,326.6        1,308.3        1,323.6
NONINTEREST EXPENSE
Salaries.....................................       590.5          570.5          580.3          605.8
Employee benefits............................       108.1           90.7           85.4           82.0
Net occupancy................................       110.1          101.4          102.5          103.9
Furniture and equipment......................        76.9           74.9           74.9           78.8
Communication................................        38.7           50.3           49.4           43.0
Postage......................................        46.9           43.8           44.7           44.4
Goodwill.....................................        67.8           58.6           62.3           62.4
Other intangible assets......................        46.6           54.0           84.8           93.0
Merger and restructuring-related charges.....       404.2          252.8          148.8          140.6
Other........................................       308.7          297.7          334.4          390.6
                                                 -----------------------------------------------------
      Total noninterest expense..............     1,798.5        1,594.7        1,567.5        1,644.5
                                                 -----------------------------------------------------
Income before income taxes...................       625.6          859.8           60.6        1,088.2
Applicable income taxes......................       215.5          297.5           21.9          392.8
                                                 -----------------------------------------------------
Net income...................................    $  410.1       $  562.3       $   38.7       $  695.4
                                                 -----------------------------------------------------
Earnings per share...........................    $    .22       $    .30       $    .02       $    .36
Diluted earnings per share...................    $    .21       $    .29       $    .02       $    .36
------------------------------------------------------------------------------------------------------

                                                                      2000
                                               --------------------------------------------------
                                                  First      Second          Third         Fourth
(Dollars in Millions, Except Per Share Data)    Quarter     Quarter        Quarter        Quarter
---------------------------------------------  --------------------------------------------------
INTEREST INCOME
Loans........................................  $2,472.1    $2,591.8       $2,710.7       $2,787.9
Loans held for sale..........................      12.0        35.2           32.7           22.2
Investment securities
   Taxable...................................     251.0       255.6          250.4          251.3
   Non-taxable...............................      38.9        33.5           34.8           33.4
Money market investments.....................      13.6        15.0           14.5           10.8
Trading securities...........................      14.3        12.6           12.8           14.0
Other interest income........................      37.3        37.0           37.7           39.4
                                               --------------------------------------------------
      Total interest income..................   2,839.2     2,980.7        3,093.6        3,159.0
INTEREST EXPENSE
Deposits.....................................     813.2       875.9          954.0          975.7
Short-term borrowings........................     171.1       198.7          191.2          220.7
Long-term debt...............................     336.9       371.3          403.9          398.3
Company-obligated mandatorily redeemable
   preferred securities......................      28.4        29.3           31.5           22.8
                                               --------------------------------------------------
      Total interest expense.................   1,349.6     1,475.2        1,580.6        1,617.5
                                               --------------------------------------------------
Net interest income..........................   1,489.6     1,505.5        1,513.0        1,541.5
Provision for credit losses..................     183.2       201.3          214.0          229.5
                                               --------------------------------------------------
Net interest income after provision for
   credit losses.............................   1,306.4     1,304.2        1,299.0        1,312.0
NONINTEREST INCOME
Credit card fee revenue......................     161.4       187.4          202.2          210.8
Merchant and ATM processing revenue..........      57.5        59.9           59.0           53.9
Trust and investment management fees.........     230.9       230.4          231.1          233.8
Deposit service charges......................     123.4       138.0          144.3          145.4
Cash management fees.........................      71.8        74.1           74.7           71.8
Mortgage banking revenue.....................      42.7        48.1           44.7           54.4
Trading account profits and commissions......      85.3        59.8           50.9           62.4
Investment products fees and commissions.....     140.8       109.1          107.8          108.9
Investment banking revenue...................      94.0        72.9          100.6           92.8
Commercial product revenue...................      61.6        71.6           86.0           85.2
Securities gains (losses), net...............       (.3)         .3            1.1            7.0
Merger and restructuring-related gains.......        --          --             --             --
Other........................................     112.3       151.7          131.2          138.5
                                               --------------------------------------------------
      Total noninterest income...............   1,181.4     1,203.3        1,233.6        1,264.9
NONINTEREST EXPENSE
Salaries.....................................     629.6       601.4          602.4          593.7
Employee benefits............................     111.9       100.3           89.4           98.2
Net occupancy................................      97.2        95.7           99.8          104.2
Furniture and equipment......................      76.7        75.7           79.6           76.2
Communication................................      33.6        33.8           35.7           35.7
Postage......................................      44.6        42.6           43.1           44.2
Goodwill.....................................      56.5        57.8           58.5           62.2
Other intangible assets......................      39.3        39.0           39.2           39.8
Merger and restructuring-related charges.....      65.0        81.9          117.7           84.1
Other........................................     268.2       282.9          286.0          293.6
                                               --------------------------------------------------
      Total noninterest expense..............   1,422.6     1,411.1        1,451.4        1,431.9
                                               --------------------------------------------------
Income before income taxes...................   1,065.2     1,096.4        1,081.2        1,145.0
Applicable income taxes......................     378.4       386.6          370.9          376.3
                                               --------------------------------------------------
Net income...................................  $  686.8    $  709.8       $  710.3       $  768.7
                                               --------------------------------------------------
Earnings per share...........................  $    .36    $    .37       $    .37       $    .41
Diluted earnings per share...................  $    .36    $    .37       $    .37       $    .40
-------------------------------------------------------------------------------------------------

U.S. Bancorp

Supplemental Financial Data

EARNINGS PER SHARE SUMMARY                                       2001           2000           1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------------
Earnings per share....................................            $89          $1.51          $1.25          $1.12           $.86
Diluted earnings per share............................            .88           1.50           1.23           1.10            .85
---------------------------------------------------------------------------------------------------------------------------------
RATIOS
---------------------------------------------------------------------------------------------------------------------------------
Return on average assets..............................           1.03%          1.81%          1.59%          1.49%          1.24%
Return on average equity..............................           10.5           20.0           18.0           17.2           14.7
Average total equity to average assets................            9.8            9.1            8.8            8.7            8.4
Dividends per share to net income per share...........           84.3           43.0           36.8           29.5           31.4
---------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS (Shares in Millions)
---------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding -- year end(a)..............        1,951.7        1,902.1        1,928.5        1,903.5        1,864.0
Average common shares outstanding and common stock
   equivalents
      Earnings per share..............................        1,927.9        1,906.0        1,907.8        1,898.8        1,841.0
      Diluted earnings per share......................        1,939.5        1,918.5        1,930.0        1,930.5        1,872.2
Number of shareholders -- year end(b).................         76,395         46,052         45,966         17,523         12,010
Common dividends declared (millions)..................       $1,446.5       $1,267.0       $1,090.8         $977.6         $801.9
---------------------------------------------------------------------------------------------------------------------------------

(a) Defined as total common shares less common stock held in treasury.

(b) Based on number of common stock shareholders of record.

STOCK PRICE RANGE AND DIVIDENDS

                                                          2001                                             2000
                                         ----------------------------------------------------------------------------------------
                                                Sales Price                                      Sales Price
                                         --------------------------    Dividends          --------------------------    Dividends
                                           High                 Low     Declared            High                 Low     Declared
---------------------------------------------------------------------------------------------------------------------------------
First quarter.....................       $26.06              $18.49     $.1875            $24.88              $16.38     $.1625
Second quarter....................        23.60               20.71      .1875             28.00               20.88      .1625
Third quarter.....................        25.24               18.25      .1875             25.00               19.25      .1625
Fourth quarter....................        22.95               16.50      .1875             24.31               15.38      .1625
Closing price -- December 31                        20.93                                            23.25
---------------------------------------------------------------------------------------------------------------------------------

The common stock of U.S. Bancorp is traded on the New York Stock Exchange, under the ticker symbol "USB."

                                                                    U.S. Bancorp

Annual Report on Form 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

Commission File Number 1-6880

U.S. BANCORP
Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 225 South Sixth Street
Minneapolis, Minnesota 55402-4302
Telephone: (612) 973-1111

Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, Par Value $.01. Prior to the merger of U.S. Bancorp with Firstar Corporation, the par value of U.S. Bancorp common stock was $1.25.

    Securities registered pursuant to section 12(g) of the Act: None.

    As of January 31, 2002, U.S. Bancorp had 1,918,425,072 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of January 31, 2002, was approximately $39.0 billion.

    U.S. Bancorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

    Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K and any amendment to this Form 10-K.

    This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption "Forward-Looking Statements" are incorporated in the Form 10-K.

Index                                                          Page
-------------------------------------------------------------------
PART I
ITEM 1      Business
            General...........................................91-92
            Distribution of Assets, Liabilities and
               Stockholders' Equity; Interest Rates
               and Interest Differential...............18-20, 86-87
            Investment Portfolio..........................27-28, 61
            Loan Portfolio..................23-27, 29-36, 54, 62-63
            Summary of Loan Loss Experience..............29-36, 54,
               62-63
            Deposits..........................................28-29
            Return on Equity and Assets......................17, 88
            Short-Term Borrowings............................29, 67
ITEM 2      Properties...........................................92
ITEM 3      Legal Proceedings..................................none
ITEM 4      Submission of Matters to a Vote of
               Security Holders................................none
PART II
ITEM 5      Market for the Registrant's Common Equity
               and Related Stockholder Matters.....3, 40-41, 69-71,
               73-75, 89, 90
ITEM 6      Selected Financial Data..............................17
ITEM 7      Management's Discussion and Analysis of
               Financial Condition and Results of Operations..16-47
ITEM 7A     Quantitative and Qualitative Disclosures About
               Market Risk....................................36-40
ITEM 8      Financial Statements and Supplementary Data.......49-89
ITEM 9      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............none
PART III
ITEM 10     Directors and Executive Officers of the Registrant..94-
               96*
ITEM 11     Executive Compensation................................*
ITEM 12     Security Ownership of Certain Beneficial Owners
               and Management.....................................*
ITEM 13     Certain Relationships and Related Transactions........*
PART IV
ITEM 14     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................92-93
-------------------------------------------------------------------

*U.S. Bancorp's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Compensation and Human Resources Committee on Executive Compensation" and "Comparative Stock Performance."

U.S. Bancorp

GENERAL U.S. Bancorp is a multi-state financial services holding company headquartered in Minneapolis, Minnesota and was created by the acquisition by Firstar Corporation of the former U.S. Bancorp of Minneapolis, Minnesota. The merger was completed on February 27, 2001, and the combined company retained the U.S. Bancorp name. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, foreign exchange and trust and investment management services. It also engages in credit card services, merchant and automated teller machine ("ATM") processing, mortgage banking, insurance, brokerage, leasing and investment banking.

    U.S. Bancorp's banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $312 million to $108 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company's domestic markets, to domestic customers with foreign operations and within certain niche national venues. Lending services include traditional credit products as well as credit card services, financing and import/export trade, asset-backed lending, agricultural finance and other products. Leasing products are offered through non-bank subsidiaries. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as foreign exchange, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp's bank and trust subsidiaries provide a full range of fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.

    Banking and investment services are provided through a network of 2,147 banking offices principally operating in 24 states in the Midwest and West. The Company operates a network of 4,904 branded ATMs and provides 24-hour, seven days-a-week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company's markets.

    The Company is one of the largest providers of Visa(R) corporate and purchasing card services and corporate trust services in the United States. Its wholly owned subsidiary Nova Information Systems, Inc. provides merchant processing services directly to merchants and through a network of banking affiliations.

    U.S. Bancorp's other non-banking subsidiaries offer a variety of products and services to the Company's customers. Its wholly-owned subsidiary U.S. Bancorp Piper Jaffray Inc. engages in equity and fixed income trading activities and offers investment banking and underwriting services to corporate and public sector customers. This non-bank subsidiary also provides brokerage products, including securities, mutual funds and annuities, and insurance products to consumers and regionally based businesses through a network of 123 brokerage offices.

    On a full-time equivalent basis, employment during 2001 averaged a total of 50,461 employees.

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

GOVERNMENT POLICIES The operations of the Company's various operating units are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the numerous states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

SUPERVISION AND REGULATION U.S. Bancorp is a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956 (the "Act") and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board").

    Under the Act, a financial holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting other financial activities. U.S. Bancorp must obtain the prior approval of the Board before acquiring more than 5 percent of the outstanding shares of another bank or bank holding company, and must provide notice to, and in some situations obtain the prior approval of, the Board in connection with engaging in, or acquiring more than 5 percent of the outstanding shares of a company engaged in, a new financial activity.

    Under the Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), U.S. Bancorp may acquire banks throughout the United States, subject only to state or

                                                                    U.S. Bancorp
federal deposit caps and state minimum age requirements. The Interstate Act authorizes interstate branching by acquisition and consolidations in those states that have not opted out of interstate branching.

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

PROPERTIES U.S. Bancorp and its significant subsidiaries occupy their headquarter offices under long-term leases and are located in Minneapolis, Minnesota and Cincinnati, Ohio. The Company also leases seven principal freestanding operations centers in St. Paul, Portland, Nashville and Denver, and owns five principal freestanding operations centers in Cincinnati, Kansas City, St. Louis, Fargo and Milwaukee. At December 31, 2001, U.S. Bancorp's subsidiaries owned and operated a total of 1,383 facilities and leased an additional 1,388 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 9 and 22 of the Notes to Consolidated Financial Statements.

EXHIBITS

              Financial Statements Filed                      Page
------------------------------------------------------------------
U.S. Bancorp and Subsidiaries
   Consolidated Financial Statements..................          49
Notes to Consolidated Financial Statements............          53
Report of Independent Accountants.....................          48

    Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

    During the three months ended December 31, 2001, the Company filed the following Current Reports on Form 8-K:

    Form 8-K filed October 17, 2001, relating to third quarter 2001 and anticipated full year 2001 earnings;

    Form 8-K filed October 31, 2001, announcing commencement of an underwritten offering of trust preferred securities;

    Form 8-K filed December 6, 2001, announcing commencement of an underwritten offering of trust preferred securities.

    The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

    (1)3.1 Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2000.
       3.2        Restated bylaws, as amended.
       4.1        [Pursuant to Item 601(b)(4)(iii)(A) of
                  Regulation S-K, copies of instruments
                  defining the rights of holders of
                  long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]
    (1)4.2        Warrant Agreement, dated as of October 2,
                  1995, between U.S. Bancorp and First
                  Chicago Trust Company of New York, as
                  Warrant Agent and Form of Warrant. Filed as Exhibits 4.18 and 4.19 to Registration
                  Statement on Form S-3, File No. 33-61667.
   (2)10.1        U.S. Bancorp 2001 Stock Incentive Plan.
   (2)10.2        U.S. Bancorp Executive Incentive Plan.
(1)(2)10.3 U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form
                  10-K for the year ended December 31, 1999.
   (2)10.4        Summary of Nonqualified Supplemental
                  Executive Retirement Plan, as amended, of the former U.S. Bancorp.
(1)(2)10.5 1991 Performance and Equity Incentive Plan of the former U.S. Bancorp. Filed as
                  Exhibit 10.13 to Form 10-K for the year
                  ended December 31, 1997.
(1)(2)10.6        Description of Retirement Benefits of
                  Joshua Green III. Filed as Exhibit 10.14 to Form 10-K for the year ended December
                  31, 1997.
(1)(2)10.7 Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit
                  10.15 to Form 10-K for the year ended
                  December 31, 1997.
(1)(2)10.8        U.S. Bancorp Independent Director
                  Retirement and Death Benefit Plan, as
                  amended. Filed as Exhibit 10.17 to Form
                  10-K for the year ended December 31, 1999.
(1)(2)10.9        U.S. Bancorp Deferred Compensation Plan
                  for Directors, as amended. Filed as
                  Exhibit 10.18 to Form 10-K for the year
                  ended December 31, 1999.

U.S. Bancorp

   (2)10.10  Summary of U.S. Bancorp Supplemental Executive
             Retirement Plan.
   (2)10.11  U.S. Bancorp Deferred Compensation Plan.
   (2)10.12  Form of Change in Control Agreement, effective
             November 16, 2001, between U.S. Bancorp and
             certain executive officers of U.S. Bancorp.
   (2)10.13  Employment Agreement with Jerry A. Grundhofer.
   (2)10.14  Employment Agreement with John F. Grundhofer.
      12     Statement re: Computation of Ratio of Earnings to
             Fixed Charges.
      21     Subsidiaries of the Registrant.
      23     Consent of PricewaterhouseCoopers LLP.

(1) Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

(2) Management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 28, 2002, on its behalf by the undersigned thereunto duly authorized.

U.S. Bancorp

By: Jerry A. Grundhofer

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

JERRY A. GRUNDHOFER
President, Chief Executive Officer and Director
(principal executive officer)

DAVID M. MOFFETT
Vice Chairman and Chief Financial Officer
(principal financial officer)

TERRANCE R. DOLAN
Executive Vice President and Controller
(principal accounting officer)

JOHN F. GRUNDHOFER
Chairman

LINDA L. AHLERS
Director

VICTORIA BUYNISKI GLUCKMAN
Director

ARTHUR D. COLLINS, JR.
Director

PETER H. COORS
Director

JOHN C. DANNEMILLER
Director

JOSHUA GREEN III
Director

J.P. HAYDEN, JR.
Director

ROGER L. HOWE
Director

THOMAS H. JACOBSEN
Director

DELBERT W. JOHNSON
Director

JOEL W. JOHNSON
Director

JERRY W. LEVIN
Director

SHELDON B. LUBAR
Director

FRANK LYON, JR.
Director

DANIEL F. MCKEITHAN, JR.
Director

DAVID B. O'MALEY
Director

O'DELL M. OWENS, M.D., M.P.H.
Director

THOMAS E. PETRY
Director

RICHARD G. REITEN
Director

S. WALTER RICHEY
Director

WARREN R. STALEY
Director

PATRICK T. STOKES
Director

JOHN J. STOLLENWERK
Director

                                                                    U.S. Bancorp

EXECUTIVE OFFICERS

JERRY A. GRUNDHOFER

Mr. Grundhofer, 57, has served as President and Chief Executive Officer of U.S. Bancorp and Chairman, President and Chief Executive Officer of U.S. Bank National Association since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, Mr. Grundhofer was President and Chief Executive Officer of Firstar Corporation, having served as Chairman, President and Chief Executive Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

JENNIE P. CARLSON

Ms. Carlson, 41, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation, a predecessor company, as well as Senior Vice President from 1994 to 1999 and Executive Vice President from 1999 to 2001.

ANDREW CECERE

Mr. Cecere, 41, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. He assumed responsibility for Private Client and Trust Services in February 2001 and U.S. Bancorp Asset Management in November 2001. Previously, he had served as Chief Financial Officer of U.S. Bancorp from May 2000 through February 2001. Additionally, he served as Vice Chairman of U.S. Bank with responsibility for Commercial Services from 1999 to 2001, having been a Senior Vice President of Finance since 1992.

WILLIAM L. CHENEVICH

Mr. Chenevich, 58, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he had served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001. Prior to joining Firstar he was Group Executive Vice President at Visa International from 1994 to 1999.

RICHARD K. DAVIS

Mr. Davis, 44, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Consumer Banking and Payment Services. Previously, he had been Vice Chairman of Consumer Banking of Firstar Corporation from 1998 until 2001 and Executive Vice President, Consumer Banking of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

ANDREW S. DUFF

Mr. Duff, 44, has served as Vice Chairman of U.S. Bancorp, responsible for Private Advisory Services, Equity Capital Markets and Fixed Income Capital Markets, since November 2001, and until that time as Vice Chairman responsible for Wealth Management and Capital Markets since 1999. He has served as President and Chief Executive Officer of U.S. Bancorp Piper Jaffray since January 2000. Prior to that time, he had served as President of Piper Jaffray Inc., the broker-dealer subsidiary of Piper Jaffray Companies, since January 1996.

U.S. Bancorp

EDWARD GRZEDZINSKI

Mr. Grzedzinski, 46, has served as Vice Chairman of U.S. Bancorp since July 2001. He is President and Chief Executive Officer of NOVA Information Systems, which he co-founded in 1991 and which became a wholly owned subsidiary of U.S. Bancorp in connection with the acquisition of NOVA Corporation in July 2001. Mr. Grzedzinski served as Chairman of NOVA Corporation from 1995 until July 2001.

JOSEPH E. HASTEN

Mr. Hasten, 50, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Corporate Banking. Previously, he had been Vice Chairman of Wholesale Banking of Firstar Corporation, after joining Mercantile Bancorporation, a predecessor company, as President of its St. Louis bank and of Corporate Banking in 1995.

J. ROBERT HOFFMANN

Mr. Hoffman, 56, has served as Executive Vice President and Chief Credit Officer of U.S. Bancorp since 1990.

LEE R. MITAU

Mr. Mitau, 53, has served as Executive Vice President and General Counsel of U.S. Bancorp since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

DAVID M. MOFFETT

Mr. Moffett, 50, has served as Vice Chairman and Chief Financial Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Firstar Corporation, and had served as Chief Financial Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

DANIEL M. QUINN

Mr. Quinn, 45, Vice Chairman of U.S. Bancorp, assumed responsibility for Commercial Banking in April 1999 and for Regional Commercial Real Estate in August 1999. Previously, he had been President of U.S. Bank in Colorado (formerly Colorado National Bank) since 1996.

STEPHEN E. SMITH

Mr. Smith, 54, has served as Executive Vice President and Director of Human Resources of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Executive Vice President and Corporate Director of Human Resources of Firstar Corporation and Star Banc Corporation, a predecessor company, since 1995, having served as Director of Human Resources of Star Banc Corporation since 1993.

                                                                    U.S. Bancorp

DIRECTORS

JOHN F. GRUNDHOFER(1)
Chairman
U.S. Bancorp

JERRY A. GRUNDHOFER(1)
President and Chief Executive Officer
U.S. Bancorp

LINDA L. AHLERS(3,4)
President
Marshall Field's
Minneapolis, Minnesota

VICTORIA BUYNISKI GLUCKMAN(3,4)
President and Chief Executive Officer
United Medical Resources, Inc.
Cincinnati, Ohio

ARTHUR D. COLLINS, JR.(1,2,5)
President and Chief Executive Officer
Medtronic, Inc.
Minneapolis, Minnesota

PETER H. COORS(2,4,5)
Chairman
Coors Brewing Company
Golden, Colorado

JOHN C. DANNEMILLER(4,5)
Retired Chairman
Applied Industrial Technologies
Cleveland, Ohio

JOSHUA GREEN III(3,4)
Chairman and Chief Executive Officer
Joshua Green Corporation
Seattle, Washington

J.P. HAYDEN, JR.(1,2,5)
Chairman of the Executive Committee
The Midland Company
Amelia, Ohio

ROGER L. HOWE(1,2,3)
Chairman Emeritus
U.S. Precision Lens, Inc.
Cincinnati, Ohio

THOMAS H. JACOBSEN(4)
Former Chairman
Firstar Corporation
Milwaukee, Wisconsin

DELBERT W. JOHNSON(1,3,4)
Vice President
Safeguard Scientifics, Inc.
Wayne, Pennsylvania

JOEL W. JOHNSON(4,5)
Chairman, President and
Chief Executive Officer
Hormel Foods Corporation
Austin, Minnesota

JERRY W. LEVIN(2,5)
Chairman and Chief Executive Officer
Sunbeam Corporation
Boca Raton, Florida

SHELDON B. LUBAR(1,5)
Chairman
Lubar & Company
Milwaukee, Wisconsin

FRANK LYON, JR.(2,4)
President
Wingmead Farms
North Little Rock, Arkansas

DANIEL F. MCKEITHAN, JR.(1,3,5)
President and Chief Executive Officer
Tamarack Petroleum Company, Inc.
Milwaukee, Wisconsin

DAVID B. O'MALEY(1,2)
Chairman, President and
Chief Executive Officer
Ohio National Financial Services
Cincinnati, Ohio

O'DELL M. OWENS, M.D., M.P.H.(3,4)
Medical Director
United Healthcare
Cincinnati, Ohio

THOMAS E. PETRY(1,2,3)
Retired Chairman and
Chief Executive Officer
Eagle-Picher Industries, Inc.
Cincinnati, Ohio

RICHARD G. REITEN(1,2,3)
Chairman and Chief Executive Officer
Northwest Natural Gas Company
Portland, Oregon

S. WALTER RICHEY(1,2)
Former Chairman and
Chief Executive Officer
Meritex, Inc.
Roseville, Minnesota

WARREN R. STALEY(1,3)
Chairman and Chief Executive Officer
Cargill, Inc.
Minneapolis, Minnesota

PATRICK T. STOKES(1,5)
President and Chief Executive Officer
Anheuser-Busch, Inc.
St. Louis, Missouri

JOHN J. STOLLENWERK(2,3,4)
President and Chief Executive Officer
Allen-Edmonds Shoe Corporation
Port Washington, Wisconsin

1. Executive Committee

2. Compensation Committee

3. Audit Committee

4. Community Outreach and Fair Lending Committee

5. Governance Committee

U.S. Bancorp

Corporate Information




EXECUTIVE OFFICES
U.S. Bancorp
225 South Sixth Street
Minneapolis, Minnesota 55402

After June 2002
800 Nicollet Mall
Minneapolis, Minnesota 55402

COMMON STOCK TRANSFER AGENT AND REGISTRAR
U.S. Bank National Association, a subsidiary of U.S. Bancorp, acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan agent, and maintains all shareholder records, stock transfers, changes of ownership, changes of address and dividend payment should be sent to the transfer agent at the following address:

U.S. Bank National Association
1555 North River Center Drive, Suite 301
Milwaukee, Wisconsin 53212
Phone: 800-637-7549
Fax:   414-905-5049
Internet: www.investorservice.usbank.com

INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP serves as the independent accountants of U.S.
Bancorp.

COMMON STOCK LISTING AND TRADING
U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

DIVIDENDS AND DIVIDEND REINVESTMENT PLAN
U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to prior approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact:

U.S. Bank National Association
Dividend Reinvestment Department
1555 North River Center Drive, Suite 301
Milwaukee, Wisconsin 53212
Phone: 800-637-7549

INVESTMENT COMMUNITY CONTACTS
Howell D. McCullough
Senior Vice President, Investor Relations howell.mccullough@usbank.com
Phone: 612-973-2261

Judith T. Murphy
Vice President, Investor Relations
judith.murphy@usbank.com
Phone: 612-973-2264

FINANCIAL INFORMATION
U.S. Bancorp news and financial results are available through our Web site and by mail.

WEB SITE. For information about U.S. Bancorp, including news and financial results and online annual reports, access our home page on the Internet at www.usbank.com.

MAIL. At your request, we will mail to you our quarterly earnings news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports. To be added to the U.S. Bancorp mailing list for quarterly earnings news releases or to request other information, please contact:

U.S. Bancorp Investor Relations
225 South Sixth Street
Minneapolis, Minnesota 55402
Phone: 612-973-2263
corporaterelations@usbank.com

MEDIA REQUESTS
Steve Dale
Senior Vice President, Media Relations
Phone: 612-973-0898

OTHER BUSINESS INFORMATION
For product and service information, branch office and ATM locations, information about lines of business, account access, employment opportunities and more, visit www.usbank.com or www.firstar.com.

DIVERSITY
U.S. Bancorp and our subsidiaries are committed to developing and maintaining a workplace that reflects the diversity of the communities we serve. We support a work environment where individual differences are valued and respected and where each individual who shares the fundamental values of the company has an opportunity to contribute and grow based on individual merit.

EQUAL EMPLOYMENT OPPORTUNITY/AFFIRMATIVE ACTION
U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based upon performance, skill and abilities, rather than race, color, religion, nation origin or ancestry, sex, age, disability, veteran status, sexual orientation or any other factors protected by law. The corporation complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.

U.S. Bancorp, including each of our subsidiaries, is an Equal Opportunity Employer and a Drug-Free Workplace.

[LOGO]
Equal        U.S. Bank and Firstar Bank
Housing      Members FDIC
LENDER

[RECYCLING   This report is printed on recycled paper containing
LOGO]        a minimum 10 percent post-consumer recycled waste.

 [GRAPHIC]    Corporate Profile
                   U.S. Bancorp is a multi-state financial holding company with headquarters in Minneapolis, Minnesota. The merger of Firstar
              Corporation and the former U.S. Bancorp closed on February 27, 2001, making the new U.S. Bancorp the 8TH LARGEST financial holding company in the United States, with total assets exceeding
              $171 BILLION. We place NO. 41 in The Super 100, a Forbes magazine composite ranking based on sales, profits, assets and market value.
                   Through U.S. Bank, First Bank and other subsidiaries, U.S.
              Bancorp serves more than 10 MILLION CUSTOMERS principally through 2,147 full-service branch offices in 24 STATES, additional specialized offices across the country and in several foreign countries, 4,904 ATMs, and Internet and telephone banking.
                   U.S. Bancorp and our subsidiaries provide a comprehensive
              selection of premium financial products and services to individuals, businesses, nonprofit organizations, institutions and government entities.
                   U.S. Bancorp, our subsidiary full-service banks and other
              subsidiaries operate the following major lines of business:
              Consumer Banking, Wholesale Banking, Payment Services, and Private
              Client, Trust and Asset Management. U.S. Bancorp Piper Jaffray offers full securities brokerage, equity capital, fixed income capital and individual investment services.
                   U.S. Bancorp is home of the exclusive FIVE STAR SERVICE
              GUARANTEE, which assures customers of certain key banking standards.


usbancorp(R)
  Five Star Service Guaranteed [GRAPHIC]

  U.S. Bancorp
  225 South Sixth Street
  Minneapolis, Minnesota 55402

  www.usbank.com
  www.firstar.com