Form 10-Q
period 2002-03-31
US BANCORP \DE\
filed 2002-05-15
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the transition period from (not applicable)

Commission file number 1-6880

U.S. BANCORP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0255900 (I.R.S. Employer Identification Number)

225 South Sixth Street

Minneapolis, Minnesota 55402
(Address of principal executive offices and Zip Code)

(612) 973-1111

(Registrant’s telephone number, including area code)

U.S. Bank Place

601 Second Avenue South
Minneapolis, Minnesota 55402-4302
(Former name, former address and former fiscal year
if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the 90 days.

YES   X   NO

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2002 1,911,706,605 shares

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1) Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
a)	Overview	3
b)	Statement of Income Analysis	6
c)	Balance Sheet Analysis	9
d)	Accounting Changes	23
2) Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
a)	Overview	10
b)	Credit Risk Management	10
c)	Interest Rate Risk Management	13
d)	Market Risk Management	16
e)	Liquidity Risk Management	16
f)	Residual Risk Management	17
g)	Operational Risk Management	18
h)	Capital Management	18
3) Line of Business Financial Review		19
4) Financial Statements (Item 1)		24

Part II — Other Information
1) Submission of Matters to a Vote of Security Holders (Item 4)		38
2) Exhibits and Reports on Form 8-K (Item 6)		38
3) Signature		38
4) Exhibit 12 — Computation of Earnings to Fixed Charges		Inside Back Cover

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in U.S. Bancorp’s (the “Company”) reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) the Company could encounter unforeseen complications in connection with the ongoing integration of the products, operations and information systems of Firstar Corporation with the former U.S. Bancorp that could adversely affect the Company’s operations or customer relationships; (iii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iv) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company’s business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; and (ix) capital investments in the Company’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Financial Summary

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions, Except Per Share Data)	2002	2001	Change

Operating earnings (a)	$841.6	$797.3	5.6%
Merger and restructuring-related items (after-tax)	(48.4)	(387.2)
Cumulative effect of change in accounting principles (after-tax)	(37.2)	—

Net income	$756.0	$410.1	84.3

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.41	$.22	86.4%
Diluted earnings per share before cumulative effect of change in accounting principles	.41	.21	95.2
Earnings per share	.39	.22	77.3
Diluted earnings per share	.39	.21	85.7
Dividends declared per share	.195	.1875	4.0
Book value per share	8.30	8.00	3.8
Market value per share	22.57	23.20	(2.7)
Average shares outstanding	1,919.8	1,901.1	1.0
Average diluted shares outstanding	1,930.1	1,915.7	.8

Financial Ratios
Return on average assets	1.83%	1.02%
Return on average equity	19.0	10.8
Net interest margin (taxable-equivalent basis)	4.62	4.38
Efficiency ratio	48.7	65.2

Financial Ratios Excluding Merger and Restructuring-Related Items and Cumulative Effect of Change in Accounting Principles (a)
Return on average assets	2.03%	1.98%
Return on average equity	21.1	20.9
Efficiency ratio	46.1	50.5
Banking efficiency ratio (b)	42.4	45.7

Average Balances
Loans	$113,708	$121,769	(6.6)%
Loans held for sale	2,354	903	*
Investment securities	26,626	17,875	49.0
Earning assets	145,937	143,859	1.4
Assets	167,772	163,123	2.8
Noninterest-bearing deposits	27,485	23,591	16.5
Deposits	102,012	104,484	(2.4)
Short-term borrowings	14,564	13,121	11.0
Long-term debt	26,450	23,641	11.9
Total shareholders’ equity	16,159	15,467	4.5

	March 31,	December 31,
	2002	2001

Period End Balances
Loans	$114,747	$114,405	.3%
Allowance for credit losses	2,462	2,457	.2
Investment securities	24,790	26,608	(6.8)
Assets	164,745	171,390	(3.9)
Deposits	102,462	105,219	(2.6)
Long-term debt	27,054	25,716	5.2
Total shareholders’ equity	15,892	16,461	(3.5)
Regulatory capital ratios
Tangible common equity	5.8%	5.7%
Tier 1 capital	7.7	7.7
Total risk-based capital	12.4	11.7
Leverage	7.6	7.7

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Without investment banking and brokerage activity.
*	Not meaningful.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp (the “Company”) reported net income of $756.0 million for the first quarter of 2002, or $.39 per diluted share, compared with $410.1 million, or $.21 per diluted share, for the first quarter of 2001. Return on average assets and return on average equity were 1.83 percent and 19.0 percent for the first quarter of 2002, compared with 1.02 percent and 10.8 percent for the first quarter of 2001. Net income includes after-tax merger and restructuring-related items of $48.4 million ($74.2 million on a pre-tax basis) and a cumulative effect of change in accounting principles of $37.2 million (or $.02 per diluted share) for the first quarter of 2002, compared with $387.2 million ($570.8 million on a pre-tax basis) of merger and restructuring-related items for the first quarter of 2001. For the first quarter of 2002, total merger and restructuring-related items on a pre-tax basis included $64.4 million of net expenses associated with the merger of Firstar Corporation (“Firstar”) and the former U.S. Bancorp (“USBM”) and $9.8 million associated with NOVA Corporation (“NOVA”) and other smaller acquisitions. For the first quarter of 2001, merger and restructuring-related items on a pre-tax basis included $356.5 million of noninterest expense and $166.6 million of provision for credit losses associated with the merger of Firstar and USBM. For the first quarter of 2001, merger and restructuring-related items also included $22.6 million of expense for restructuring operations of U.S. Bancorp Piper Jaffray and $25.1 million related to other acquisitions.

     The Company reported operating earnings (net income excluding merger and restructuring-related items and cumulative effect of change in accounting principles) of $841.6 million for the first quarter of 2002, compared with $797.3 million for the first quarter of 2001. Operating earnings of $.44 per diluted share for the first quarter of 2002 were $.02, or 4.8 percent higher than the first quarter of 2001. Return on average assets and return on average equity, excluding merger and restructuring-related items and cumulative effect of change in accounting principles, were 2.03 percent and 21.1 percent, for the first quarter of 2002, compared with returns of 1.98 percent and 20.9 percent for the first quarter of 2001. Excluding merger and restructuring-related items, the efficiency ratio (the ratio of expenses to revenues) was 46.1 percent for the first quarter of 2002 compared with 50.5 percent for the first quarter of 2001. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity), excluding merger and restructuring-related items, was 42.4 percent in first quarter of 2002, compared with 45.7 percent for the first quarter of 2001. Improvement in the efficiency ratios reflect, in part, the impact in the first quarter of 2002 of adopting new accounting principles that reduced amortization expense by approximately $48 million. The after-tax impact of adopting these accounting principles was an increase in net operating earnings of approximately $.02 per diluted share for the first quarter 2002, compared with fourth quarter 2001. Table 2 provides a reconciliation of operating earnings to net income in accordance with GAAP. Refer to the “Accounting Changes” section for further discussion of the earnings impact of changes in accounting principles.
     Total net revenue on a taxable-equivalent basis was $2,997.3 million for the first quarter of 2002 compared with $2,975.0 million for the first quarter of 2001, a $22.3 million (.7 percent) increase from a year ago. The increase was the net result of a 6.8 percent growth in net interest income and a 5.9 percent decrease in fee-based revenues. Excluding securities gains of $44.1 million for 2002 and $216.0 million for 2001, total net revenue on a taxable-equivalent basis for the first quarter of 2002 grew by $194.2 million (7.0 percent) over the first quarter of 2001. Revenue growth was primarily due to improvement in the net interest margin, acquisitions and core banking growth, partially offset by the impact of portfolio and branch sales and capital markets-related revenue.
     Total noninterest expense was $1,436.8 million in first quarter of 2002, compared with $1,798.5 million in first quarter of 2001. Total noninterest expense, before merger and restructuring-related items of $74.2 million in 2002 and $404.2 million in 2001 was $1,362.6 million for first quarter 2002 compared with $1,394.3 million for first quarter of 2001. The year-over-year decrease of $31.7 million (2.3 percent) primarily reflects the impact to goodwill and intangible expense with the required adoption of the new accounting standards, lower expense related to capital markets activities and cost savings from the Company’s ongoing integration efforts, partially offset by acquisitions and core banking growth. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of

U.S. Bancorp	3

Table 1	Selected Financial Data

	Three Months Ended March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001

Condensed Income Statement
Interest income (taxable-equivalent basis)	$2,371.7	$3,027.5
Interest expense	701.3	1,463.2

Net interest income (taxable-equivalent basis)	1,670.4	1,564.3
Securities gains, net	44.1	216.0
Noninterest income	1,282.8	1,194.7

Total net revenue	2,997.3	2,975.0
Noninterest expense (a)	1,362.6	1,394.3
Provision for credit losses (a)	335.0	365.8

Income before taxes, merger and restructuring-related items and cumulative effect of change in accounting principles	1,299.7	1,214.9
Taxable-equivalent adjustment	9.1	18.5
Income taxes	449.0	399.1

Operating earnings (a)	841.6	797.3
Merger and restructuring-related items (after-tax)	(48.4)	(387.2)
Cumulative effect of change in accounting principles (after-tax)	(37.2)	—

Net income in accordance with GAAP	$756.0	$410.1

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.41	$.22
Diluted earnings per share before cumulative effect of change in accounting principles	.41	.21
Earnings per share	.39	.22
Diluted earnings per share	.39	.21
Dividends declared per share	.195	.1875
Book value per share	8.30	8.00
Market value per share	22.57	23.20
Average shares outstanding	1,919.8	1,901.1
Average diluted shares outstanding	1,930.1	1,915.7

Financial Ratios
Return on average assets	1.83%	1.02%
Return on average equity	19.0	10.8
Net interest margin (taxable-equivalent basis)	4.62	4.38
Efficiency ratio	48.7	65.2

Financial Ratios Excluding Merger and Restructuring-Related Items and Cumulative Effect of Change in Accounting Principles (a)
Return on average assets	2.03%	1.98%
Return on average equity	21.1	20.9
Efficiency ratio	46.1	50.5
Banking efficiency ratio (b)	42.4	45.7

Average Balances
Loans	$113,708	$121,769
Loans held for sale	2,354	903
Investment securities	26,626	17,875
Earning assets	145,937	143,859
Assets	167,772	163,123
Noninterest-bearing deposits	27,485	23,591
Deposits	102,012	104,484
Short-term borrowings	14,564	13,121
Long-term debt	26,450	23,641
Total shareholders’ equity	16,159	15,467

	March 31,	December 31,
	2002	2001

Period End Balances
Loans	$114,747	$114,405
Allowance for credit losses	2,462	2,457
Investment securities	24,790	26,608
Assets	164,745	171,390
Deposits	102,462	105,219
Long-term debt	27,054	25,716
Total shareholders’ equity	15,892	16,461
Regulatory capital ratios
Tangible common equity	5.8%	5.7%
Tier 1 capital	7.7	7.7
Total risk-based capital	12.4	11.7
Leverage	7.6	7.7

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Without investment banking and brokerage activity.

4	U.S. Bancorp

Table 2	Reconciliation of Operating Earnings to Net Income in Accordance with GAAP

	Three Months Ended
	March 31,

(Dollars in Millions)	2002	2001

Operating earnings (a)	$841.6	$797.3
Merger and restructuring-related items
Integration, conversion and other charges	(74.2)	(404.2)
Provision for credit losses (b)	—	(166.6)

Pretax impact	(74.2)	(570.8)
Applicable tax benefit	25.8	183.6

Total merger and restructuring-related items	(48.4)	(387.2)
Cumulative effect of change in accounting principles (after-tax)	(37.2)	—

Net income in accordance with GAAP	$756.0	$410.1

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Provision for credit losses in 2001 includes losses of $76.6 million on the sales of high loan-to-value home equity and indirect automobile loan portfolios and $90.0 million of charges to align credit policies and risk management practices.

acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items.
     The provision for credit losses was $335.0 million for the first quarter of 2002, compared with $532.4 million for the first quarter of 2001. The provision for credit losses for the first quarter of 2001 included $166.6 million of merger and restructuring-related items to align risk management practices and charge-off policies and to expedite the transition out of a specific segment of the healthcare industry and certain consumer loan portfolios of USBM not meeting the risk profile of the Company. The provision for credit losses, excluding merger and restructuring-related items, for the first quarter of 2002 of $335.0 million and $365.8 million for first quarter 2001 represents a decrease of $30.8 million (8.4 percent).
     The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to in this analysis as “operating earnings.” Operating earnings and related discussions are presented as supplementary information in this analysis to enhance the reader’s understanding of, and highlight trends in, the Company’s core financial results excluding the effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

Acquisition and Divestiture Activity U.S. Bancorp and its subsidiaries compose the organization created by the acquisition by Firstar of USBM. The merger was completed on February 27, 2001, as a pooling-of-interests, and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was exchanged for one share of the Company’s common stock while each share of USBM stock was exchanged for 1.265 shares of the Company’s common stock. The Company retained the U.S. Bancorp name.

     Operating results for the first quarter of 2002 reflect the following transactions accounted for as purchases in 2001. On July 24, 2001, the Company acquired NOVA, the nation’s third largest merchant processing service provider, in a stock and cash transaction valued at approximately $2.1 billion. The transaction resulted in total assets acquired of $2.9 billion and total liabilities assumed of $773 million. On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern California with approximately $712 million in deposits and $570 million in assets.
     On April 1, 2002, the Company completed its acquisition of Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly owned subsidiary of First Defiance Financial Corporation, in a cash transaction. Leader specializes in acquiring servicing of loans originated for state and local housing authorities.

U.S. Bancorp	5

Leader had $506 million in assets at December 31, 2001. In 2001, it had $2.1 billion in mortgage production and an $8.6 billion servicing portfolio at December 31, 2001. Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

STATEMENT OF INCOME ANALYSIS

Net Interest Income First quarter 2002 net interest income, on a taxable-equivalent basis, of $1,670.4 million, compared with $1,564.3 million for the first quarter of 2001, represents a $106.1 million (6.8 percent) increase from a year ago. Average earning assets for the period increased over the first quarter of 2001 by $2.1 billion (1.4 percent), primarily driven by increases in the investment portfolio, core retail loan growth and the impact of acquisitions. Growth in average earning assets was partially offset by declining corporate loan balances, a $3.5 billion reduction related to transfers of short-term, high credit quality, low margin commercial loans to Stellar Funding Group, Inc. (the “loan conduit”), a $1.3 billion decline in residential mortgages, the sale of indirect automobile and high LTV home equity loans and the securitization of a discontinued unsecured small business product. The net interest margin for the first quarter of 2002 was 4.62 percent, compared with 4.38 percent for the first quarter of 2001. The improvement in the net interest margin reflected the funding benefit of the declining rate environment, a more favorable funding mix and improving spreads due to product repricing dynamics and loan conduit transfers, partially offset by lower yields on the investment portfolio.

     Total average loans for the first quarter of 2002 were $8.1 billion (6.6 percent) lower than the first quarter of 2001. Year-over-year loan growth was impacted by several management actions, including the first quarter of 2001 sale of indirect automobile and high LTV home equity loans, the securitization of a discontinued unsecured small business product, branch divestitures, and transfers of short-term, high credit quality, low margin commercial loans to the loan conduit. In addition, the Company continued to reduce its lower margin residential mortgage portfolio. Excluding residential mortgage loans, average loans for the first quarter of 2002 were lower by $6.8 billion (6.0 percent) than the first quarter of 2001. On a core basis, average loans declined approximately $1.7 billion (1.5 percent) with growth in average retail loans more than offset by a decline in average commercial loans.
     Average investment securities for the first quarter of 2002 were $8.8 billion (49.0 percent) higher than the first quarter of 2001, reflecting the reinvestment of proceeds from loan sales and declines in commercial and commercial real estate loan balances. During the first quarter of 2002, the Company sold $3.7 billion of fixed-rate securities, generating the majority of the securities gains of $44.1 million. A portion of the fixed-rate securities sold was replaced with floating-rate securities in conjunction with the Company’s interest rate risk management strategies.

Table 3	Analysis of Net Interest Income

	Three Months Ended
	March 31,

			2002
(Dollars in Millions)	2002	2001	v 2001

Components of net interest income
Income on earning assets (taxable-equivalent basis)	$2,371.7	$3,027.5	$(655.8)
Expenses on interest-bearing liabilities	701.3	1,463.2	(761.9)

Net interest income (taxable-equivalent basis)	$1,670.4	$1,564.3	$106.1

Net interest income, as reported	$1,661.3	$1,545.8	$115.5

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	6.57%	8.50%	(1.93)%
Rate paid on interest-bearing liabilities	2.40	4.98	(2.58)

Gross interest margin	4.17%	3.52%	.65%

Net interest margin	4.62%	4.38%	.24%

Average balances
Investment securities	$26,626	$17,875	$8,751
Loans	113,708	121,769	(8,061)
Earning assets	145,937	143,859	2,078
Interest-bearing liabilities	118,379	119,055	(676)
Net free funds (a)	27,558	24,804	2,754

(a)	Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

6	U.S. Bancorp

Table 4	Noninterest Income

	Three Months Ended
	March 31,

(Dollars in Millions)	2002	2001

Credit card fee revenue	$186.9	$191.7
Merchant and ATM processing revenue	162.1	58.0
Trust and investment management fees	224.3	225.0
Deposit service charges	152.6	146.5
Cash management fees	104.2	76.8
Mortgage banking revenue	52.0	48.2
Trading account profits and commissions	49.9	71.9
Investment products fees and commissions	111.1	125.7
Investment banking revenue	53.2	60.2
Insurance product revenue	40.6	39.6
Commercial product revenue	118.9	85.9
Retail product revenue	8.1	17.9
Securities gains, net	44.1	216.0
Other	18.9	47.3

Total noninterest income	$1,326.9	$1,410.7

     Average noninterest-bearing deposits for the first quarter of 2002 were higher than the first quarter of 2001 by $3.9 billion (16.5 percent). Average interest-bearing deposits for the first quarter of 2002 declined by $6.4 billion (7.9 percent) from the first quarter of 2001. Growth in average interest checking, money market deposits and savings accounts year-over-year was more than offset by reductions in the average balances of higher cost savings certificates and time deposits greater than $100,000. The decline in savings certificates and time deposits greater than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources.
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on page 37 for further information on interest margin detail.

Provision for Credit Losses The provision for credit losses was $335.0 million for the first quarter of 2002, compared with $532.4 million for the first quarter of 2001. The provision for credit losses for first quarter 2001 included $166.6 million of merger and restructuring-related items consisting of a $90.0 million charge to align risk management practices and charge-off policies and to expedite the transition out of a specific segment of the healthcare industry not meeting the risk profile of the new company and a $76.6 million provision for credit losses related to the sales of a high LTV home equity portfolio and an indirect automobile loan portfolio of USBM. The provision for credit losses, excluding merger and restructuring-related items, for the first quarter of 2002 was $335.0 million, compared with $365.8 million for first quarter 2001 represented a decrease of $30.8 million (8.4 percent). The change reflects a decrease in net charge-offs year-over-year, a slight decline in nonperforming assets and a moderate improvement in the risk profile of the commercial lending portfolio. Refer to the “Corporate Risk Profile” section for further information on provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income First quarter of 2002 noninterest income was $1,326.9 million, a decrease of $83.8 million (5.9 percent) from the first quarter of 2001. A $171.9 million reduction in net securities gains was the primary contributor to the decrease in noninterest income year-over-year. Credit card fee revenue was lower in the first quarter of 2002 than in the same period of 2001 by $4.8 million (2.5 percent), primarily due to lower corporate card transaction volumes. Merchant and ATM processing revenue was higher in the first quarter of 2002 over the same period of 2001 by $104.1 million, principally due to the acquisition of NOVA in July of 2001. Commercial product revenue, cash management fees, deposit service charges, and mortgage banking revenue also improved in the first quarter of 2002 over the first quarter of 2001 by $33.0 million (38.4 percent), $27.4 million (35.7 percent), $6.1 million (4.2 percent), and $3.8 million (7.9 percent), respectively. The increase in cash management fees and commercial product revenue was primarily driven by the growth in core business, loan conduit activities and product enhancements. The increase in deposit service charges was primarily due to

U.S. Bancorp	7

the alignment and re-design of products and features following the Firstar/ USBM merger. Mortgage banking revenue increased in the first quarter of 2002, compared with the first quarter of 2001, due to higher loan servicing fees. Offsetting the growth in these categories, year-over-year, was a reduction in capital markets related revenue and lower retail product and other revenue. Capital markets related revenue declined $43.6 million (16.9 percent) from the first quarter of 2001, reflecting softness in equity capital markets. Retail product revenue was lower primarily due to interest-rate sensitive fee income. Other income declined $28.4 million from a year ago, primarily reflecting a decline in the level of earnings from equity investments.

Noninterest Expense First quarter of 2002 noninterest expense was $1,436.8 million, a decrease of $361.7 million (20.1 percent), from the first quarter of 2001. During the first quarter of 2002, noninterest expense included $74.2 million of merger and restructuring-related items, compared with $404.2 million for the first quarter of 2001. Excluding merger and restructuring-related charges, noninterest expense for the first quarter of 2002 totaled $1,362.6 million, a decrease of $31.7 million (2.3 percent) from the first quarter of 2001. The overall decrease in noninterest expense, on an operating basis, from a year ago was due to several factors including, cost savings from the Company’s ongoing integration activities, lower expenses related to capital market activities of $32.3 million and the impact of applying the provisions of SFAS 141 to recent acquisitions and SFAS 142 to purchase acquisitions completed prior to July 1, 2001 (approximately $48 million). Offsetting these cost reductions was the impact of recent acquisitions, including NOVA and Pacific Century Bank, increasing first quarter of 2002 noninterest expense by approximately $115 million, compared with the first quarter of 2001.

Merger and Restructuring-Related Items Earnings in the first quarter of 2002 included pre-tax merger and restructuring-related items of $74.2 million compared with $570.8 million in the same quarter of a year ago. The total merger and restructuring-related items for first quarter 2002 included $64.4 million of net expense associated with the Firstar/ USBM merger. In addition, $9.8 million of expense was included in the first quarter of 2002 related to the integration of NOVA and other smaller acquisitions.

     The $64.4 million of net merger and restructuring-related items associated with the Firstar/ USBM merger

Table 5	Noninterest Expense

	Three Months Ended
	March 31,

(Dollars in Millions)	2002	2001

Salaries	$588.3	$590.5
Employee benefits	96.4	108.1
Net occupancy	100.1	110.1
Furniture and equipment	76.9	76.9
Professional services	27.5	30.6
Advertising and marketing	23.5	32.2
Travel and entertainment	18.1	25.1
Capitalized software	38.4	30.1
Data processing	25.1	26.8
Communication	45.7	38.7
Postage	46.6	46.9
Printing	20.7	21.1
Goodwill	—	67.8
Other intangible assets	80.2	46.6
Other	175.1	142.8

Total operating noninterest expense	1,362.6	1,394.3
Merger and restructuring-related charges	74.2	404.2

Total noninterest expense	$1,436.8	$1,798.5

Efficiency ratio (a)	48.7%	65.2%
Efficiency ratio, operating basis (b)	46.1	50.5
Banking efficiency ratio, operating basis (b) (c)	42.4	45.7

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
(b)	Operating basis represents the efficiency ratios excluding merger and restructuring-related items.
(c)	Without investment banking and brokerage activity.

8	U.S. Bancorp

in the first quarter of 2002 was primarily related to systems conversions and integration costs offset by net curtailment and settlement gains of $9.0 million recognized in connection with changes to certain non-qualified pension plans. Total merger and restructuring-related items associated with the Firstar/ USBM merger are expected to reach $1.4 billion, exceeding the original estimate of $800 million by $638.3 million. The majority of the increase is due to risk management policy conformance, the restructuring of the credit portfolio and discontinuing products or exiting businesses that do not correspond with the combined Company’s strategic direction. These actions were not anticipated at the time the merger was announced. The actions are expected, however, to reduce the overall risk profile of the Company, as well as lead to higher cost savings than originally anticipated. In connection with the acquisition of NOVA, the Company anticipates total merger and restructuring-related items of approximately $70.3 million to be incurred through 2003.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for further information on these acquired business and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $423.2 million (an effective rate of 34.8 percent) for the first quarter of 2002, compared with $215.5 million (an effective rate of 34.4 percent) for the first quarter of 2001. On an operating basis (excluding the impact of merger and restructuring items and the cumulative effect of change in accounting principles), the provision for income taxes was $449.0 million (an effective rate of 34.8 percent) for the first quarter of 2002 compared with $399.1 million (an effective rate of 33.4 percent) for the first quarter of 2001.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $114.7 billion at March 31, 2002, compared with $114.4 billion at December 31, 2001, an increase of $342 million (.3 percent). Commercial loans, including lease financing, totaled $46.4 billion at March 31, 2002, essentially flat, compared with $46.3 billion at December 31, 2001. The Company’s portfolio of commercial real estate mortgages and construction loans was $25.1 billion at March 31, 2002, compared with $25.4 billion at December 31, 2001. The decrease of $224 million (.9 percent) was driven by seasonality and slower loan growth under the current economic environment. Residential mortgages held in the loan portfolio were $7.9 billion at March 31, 2002, compared with $7.8 billion at December 31, 2001, an increase of $73 million (.9 percent). Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $35.3 billion at March 31, 2002, compared with $34.9 billion at December 31, 2001. The increase of $468 million (1.3 percent) was driven by an increase in home equity loan originations during the recent declining rate environment and an increase in the retail leasing business. This growth was partially offset by a decline in credit card activity due to seasonality.

Loans Held for Sale At March 31, 2002, loans held for sale, consisting primarily of residential mortgages to be sold in the secondary markets, were $1.9 billion, compared with $2.8 billion at December 31, 2001. The $896 million (31.8 percent) decrease primarily reflects the strong mortgage loan origination volume in late 2001 relative to the first quarter of 2002.

Investment Securities At March 31, 2002, investment securities, both available-for-sale and held-to-maturity, totaled $24.8 billion, compared with $26.6 billion at December 31, 2001. This $1.8 billion (6.8 percent) decrease was driven by the sale of $3.7 billion in fixed-rate, mortgage-backed securities during first quarter of 2002 partially offset by purchases of floating-rate securities.

Deposits Total deposits were $102.5 billion at March 31, 2002, compared with $105.2 billion at December 31, 2001. This represented a decline in total deposits of $2.8 billion (2.6 percent) from December 31, 2001. Noninterest-bearing deposits were $28.1 billion at March 31, 2002, compared with $31.2 billion at December 31, 2001, reflecting seasonality among business-related deposit accounts. Interest-bearing deposits totaled $74.3 billion at March 31, 2002, compared with $74.0 billion at December 31, 2001. Growth in interest checking, savings accounts, and money market accounts from year-end was partially offset by reductions in higher-cost savings certificates and domestic time deposits greater than $100,000. The decline in savings certificates and time deposits greater than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources given the recent rate environment.

Borrowings Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $10.6 billion at March 31, 2002, compared with $14.7 billion at December 31, 2001. The decrease of $4.0 billion (27.4 percent) in short-term

U.S. Bancorp	9

borrowings reflected lower balance sheet funding requirements. Long-term debt was $27.1 billion at March 31, 2002, compared with $25.7 billion at December 31, 2001. The $1.3 billion (5.2 percent) increase in long-term debt was primarily driven by the issuance of $1.0 billion of fixed-rate subordinated notes in February 2002.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, interest rate, market and liquidity. The Company also has exposure related to changes in residual valuations and ongoing operational activities. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading account and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers. Residual risk is the potential reduction in the “end-of-term” value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk represents the possibility that transactions are processed erroneously and that “material” accounting errors are not detected by the systems of internal accounting controls.

Credit Risk Management The Company’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans, including specialized lending categories such as mortgage banking, commercial real estate and real estate construction financing, leveraged financing and consumer credit. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions or niche national markets. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. The risk rating system is intended to identify and measure the credit quality of lending relationships. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in nonlending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are subject to the same credit review, analysis and approval processes as those applied to commercial loans.

     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Generally, the domestic economy has experienced slower growth since late 2000. During 2001, corporate earnings weakened and credit quality indicators among certain industry sectors deteriorated. Large corporate and middle market commercial businesses announced or continued to implement restructuring activities in an effort to improve operating margins. In response to declining economic conditions, company-specific portfolio trends, and other adverse changes in the credit portfolios during 2001, the Company initiated several actions during 2001, including aligning the risk management practices and charge-off policies of the Company, restructuring a specific segment of its healthcare portfolio, selling certain consumer loan portfolios and discontinuing an unsecured small business product that did not align with the product offerings of the Company. The Company also implemented accelerated loan workout strategies for certain commercial credits and increased the allowance for credit losses. In 2001, the Federal Reserve Board initiated actions to stimulate economic growth through a series of interest rate reductions. During the first quarter of 2002, economic conditions have improved somewhat and Company-specific portfolio trends have stabilized relative to the third and fourth quarters of 2001. As a result of the Company’s accelerated work-out strategies and other credit related initiatives, unfunded commitments to higher risk customers or industries have been reduced, and the risk profile of the

10	U.S. Bancorp

Table 6	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,

	2002	2001

Commercial
Commercial	1.23%	2.34%
Lease financing	2.27	1.38

Total commercial	1.36	2.24
Commercial real estate
Commercial mortgages	.19	.60
Construction and development	.12	.05

Total commercial real estate	.17	.45

Residential mortgages	.14	.14
Retail
Credit card	4.82	4.15
Retail leasing	.84	.59
Home equity and second mortgages	.85	.90
Other retail	2.21	2.24

Total retail	1.95	1.87

Total loans	1.19%	1.59%

commercial loan portfolio has improved since December 31, 2001.

Analysis of Net Loan Charge-offs Total net loan charge-offs were $335.0 million for the first quarter of 2002, compared with net charge-offs of $477.1 million in the first quarter of 2001, a decrease of $142.1 million. Included in net charge-offs for the first quarter of 2001 were $90.0 million of merger and restructuring-related write-offs to conform risk management practices, align charge-off policies and expedite the transition out of a specific segment of the healthcare portfolio not meeting the risk profile of the combined Company. Management expects net charge-offs to trend downward from first quarter of 2002 levels throughout the remainder of the year.

     Commercial and commercial real estate loan net charge-offs were $163.3 million (.94 percent of average loans outstanding) for the first quarter of 2002, compared with $319.2 million (1.64 percent of average loans outstanding) for the first quarter of 2001. The $155.9 million decrease in net charge-offs reflected $160.0 million of commercial charge-offs taken in the first quarter of 2001 related to specific credit initiatives taken by management and the $90.0 million of merger and restructuring-related charge-offs taken during the first quarter of 2001. Net charge-offs in the first quarter of 2002 reflected continued weakness in the transportation, manufacturing, communications and technology sectors.
     Retail loan net charge-offs were $169.0 million for the first quarter of 2002, compared with $154.7 million for the first quarter of 2001. As a percent of average retail loans outstanding, retail loan net charge-offs were 1.95 percent for the first quarter of 2002, compared with 1.87 percent for the first quarter of 2001. The increase was primarily driven by higher consumer bankruptcies and credit card losses relative to a year ago. Net charge-offs for home equity and other retail loan categories have improved slightly since 2001.

U.S. Bancorp	11

Table 7	Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2002	2001

Commercial
Commercial	$529.9	$526.6
Lease financing	203.2	180.8

Total commercial	733.1	707.4
Commercial real estate
Commercial mortgages	121.4	131.3
Construction and development	32.3	35.9

Total commercial real estate	153.7	167.2
Residential mortgages	63.7	79.1
Retail
Retail leasing	.9	6.5
Other retail	31.7	41.1

Total retail	32.6	47.6

Total nonperforming loans	983.1	1,001.3
Other real estate	42.6	43.8
Other assets	85.1	74.9

Total nonperforming assets	$1,110.8	$1,120.0

Accruing loans 90 days or more past due (b)	$426.8	$462.9
Nonperforming loans to total loans	.86%	.88%
Nonperforming assets to total loans plus other real estate	.97	.98

Delinquent Loan Ratios (c)

	March 31,	December 31,
90 days or more past due	2002	2001

Commercial
Commercial	1.44%	1.44%
Lease financing	3.59	3.53

Total commercial	1.70	1.71
Commercial real estate
Commercial mortgages	.71	.73
Construction and development	.67	.56

Total commercial real estate	.70	.68
Residential mortgages	1.65	1.79
Retail
Credit card	2.14	2.18
Retail leasing	.16	.24
Other retail	.77	.92

Total retail	.89	1.03

Total loans	1.23%	1.28%

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
(c)	Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

Analysis of Nonperforming Assets Nonperforming assets at March 31, 2002, totaled $1,110.8 million, compared with $1,120.0 million at December 31, 2001. The level of nonperforming assets has continued to decline since the second quarter of 2001 reflecting actions taken by management to reduce the overall risk profile of the loan portfolios. The ratio of nonperforming assets to loans and other real estate was ..97 percent at March 31, 2002, essentially unchanged, compared with a ratio of .98 percent at December 31, 2001. Although the risk profile of the loan portfolios appears to have stabilized somewhat from year-end, the Company does not expect a significant change in the level of nonperforming assets during the next several quarters due to continued stress in certain industry sectors.

12	U.S. Bancorp

     Accruing loans 90 days or more past due at March 31, 2002, totaled $426.8 million, compared with $462.9 million at December 31, 2001. These loans were not included in nonperforming assets and continue to accrue interest because they were secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Retail loans 30 to 89 days or more past due were 2.63 percent of the retail loan portfolio at March 31, 2002, compared with 3.30 percent at December 31, 2001. The percentage of retail loans 90 days or more past due was .89 percent of total retail loans at March 31, 2002, compared with 1.03 percent at December 31, 2001. The improvement in retail loan delinquencies primarily reflected continued focus on collection efforts.

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans and related off-balance sheet items, recent loss experience, and other factors, including regulatory guidance and economic conditions.

     The allowance for credit losses was $2,461.5 million (2.15 percent of total loans) at March 31, 2002, compared with $2,457.3 million (2.15 percent of total loans) at December 31, 2001. Several factors were taken into consideration in evaluating the allowance for credit losses including the extent of net charge-offs during the quarter, the slight decrease in nonperforming assets, the decline in accruing loans 90 days past due, the improvement in retail delinquencies from 30 to 89 days and the slight improvement in economic trends since year-end. The ratio of allowance for credit losses to nonperforming loans was 250 percent at March 31, 2002, up from a coverage ratio of 245 percent at December 31, 2001. The Company has determined that the allowance for credit losses is adequate.

Interest Rate Risk Management The Company manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset/ Liability Policy Committee (“ALPC”). The Company limits the exposure of interest rate sensitive revenues, which includes both net interest income and selected other income, associated with interest rate movements through asset/ liability management strategies. ALPC uses simulation modeling and market value of equity as the primary methods for measuring and managing consolidated interest rate risk.

Interest Sensitive Revenue Simulation. The Company performs simulation analysis to estimate the impact of changes in interest rates on net interest income and interest sensitive revenue. The model, which is updated monthly, incorporates substantially all of the Company’s assets and liabilities, off-balance sheet instruments and selected fee based revenues, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALPC also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/ LIBOR spread or core deposit repricing. The results from the simulation are reviewed by ALPC monthly and are used to guide ALPC’s hedging strategies. ALPC guidelines, approved by the Company’s Board of Directors, limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted rate sensitive revenue given a 300 basis point change in interest rates occurring over a 12-month time period. Given the low level of rates, currently the down 300 basis points scenario cannot be computed. In simulations as of March 31, 2002, the interest rate risk position of the Company was relatively neutral as the impact of an upward movement in rates of 300 basis points over a 12-month period resulted in less than 1.0 percent change in net interest income. At March 31, 2002, the Company was well within policy guidelines.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The amount of market value risk is subject to a limit, approved by the Company’s Board of Directors, of 15 percent change for an immediate 200 basis point rate shock. Given the low level of rates, currently the down 200 basis point scenario cannot be computed. ALPC reviews other down rate scenarios to evaluate the impact of falling rates.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. The results of the valuation analysis as of March 31, 2002, were well within policy guidelines.

U.S. Bancorp	13

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,

(Dollars in Millions)	2002	2001

Balance at beginning of period	$2,457.3	$1,786.9
Charge-offs
Commercial
Commercial	131.0	283.2
Lease financing	42.0	29.1

Total commercial	173.0	312.3
Commercial real estate
Commercial mortgages	10.0	31.5
Construction and development	2.0	1.4

Total commercial real estate	12.0	32.9
Residential mortgages	4.1	3.9
Retail
Credit card	72.9	64.5
Retail leasing	11.7	6.9
Home equity and second mortgages	27.8	30.7
Other retail	84.2	84.5

Total retail	196.6	186.6

Total charge-offs	385.7	535.7
Recoveries
Commercial
Commercial	10.5	12.9
Lease financing	9.9	9.5

Total commercial	20.4	22.4
Commercial real estate
Commercial mortgages	1.2	3.0
Construction and development	.1	.6

Total commercial real estate	1.3	3.6
Residential mortgages	1.4	.7
Retail
Credit card	5.9	6.7
Retail leasing	1.2	.7
Home equity and second mortgages	1.7	4.2
Other retail	18.8	20.3

Total retail	27.6	31.9

Total recoveries	50.7	58.6
Net Charge-offs
Commercial
Commercial	120.5	270.3
Lease financing	32.1	19.6

Total commercial	152.6	289.9
Commercial real estate
Commercial mortgages	8.8	28.5
Construction and development	1.9	.8

Total commercial real estate	10.7	29.3
Residential mortgages	2.7	3.2
Retail
Credit card	67.0	57.8
Retail leasing	10.5	6.2
Home equity and second mortgages	26.1	26.5
Other retail	65.4	64.2

Total retail	169.0	154.7

Total net charge-offs	335.0	477.1

Provision for credit losses	335.0	532.4
Losses from loan sales/transfers	—	(113.6)
Acquisitions and other changes	4.2	.5

Balance at end of period	$2,461.5	$1,729.1

Allowance as a percentage of:
Period-end loans	2.15%	1.45%
Nonperforming loans	250	176
Nonperforming assets	222	159
Annualized net charge-offs	181	89

14	U.S. Bancorp

Table 9	Derivative Positions

									Weighted-
Asset and Liability Management Positions									Average
	Maturing								Remaining
								Fair	Maturity
March 31, 2002 (Dollars in Millions)	2002	2003	2004	2005	2006	Thereafter	Total	Value	In Years

Receive fixed/pay floating swaps
Notional amount	$3,148	$1,068	$2,973	$2,111	$1,120	$8,670	$19,090	$49.9	6.42
Weighted-average
Receive rate	4.56%	6.05%	5.20%	5.91%	5.32%	6.09%	5.63%
Pay rate	1.89	1.91	1.90	2.08	1.87	2.16	2.04
Pay fixed/receive floating swaps
Notional amount	$—	$—	$800	$365	$—	$—	$1,165	$13.4	2.67
Weighted-average
Receive rate	—%	—%	1.96%	1.87%	—%	—%	1.93%
Pay rate	—	—	3.82	4.28	—	—	3.96
Basis swaps	$500	$—	$—	$—	$—	$—	$500	$—	.48
Future and forwards	2,888	—	—	—	—	—	2,888	10.0	.08
Options	—	—	—	—	45	—	45	—	4.63

Customer Intermediated Positions
Receive fixed/pay floating swaps
Notional amount	$197	$831	$430	$452	$460	$713	$3,083	$43.5	3.50
Pay fixed/receive floating swaps
Notional amount	196	830	430	452	460	726	3,094	(31.0)	3.50
Basis swaps	—	—	2	—	—	—	2	—	2.42
Options	474	606	76	—	30	54	1,240	—	1.33
Foreign exchange contracts
Purchase	1,945	67	—	—	—	—	2,012	53.5	.25
Sell	1,968	66	—	—	—	—	2,034	(66.1)	.25

Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage interest rate risk, and to accommodate the business requirements of its customers. To manage its interest rate risk, the Company may enter into interest rate swap agreements, and to a lesser degree, basis swaps, and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments.

     The Company acts as intermediary for interest rate swaps, options, caps, floors, and foreign exchange contracts on behalf of customers. The Company minimizes its market and liquidity risks by taking offsetting positions.
     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges are immediately recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items are recorded. Intermediated interest rate swaps, foreign exchange contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in trading account gains or losses.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $23.7 billion of total notional amount of non-intermediated derivative positions, $23.3 billion are designated as either fair value or cash flow hedges of certain variable rate LIBOR loans, fixed- or floating-rate debt and deposit obligations, trust preferred securities, and fixed-rate mortgage loans.

U.S. Bancorp	15

     Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. The Company manages this risk through diversification of its derivative positions among various counterparties, requiring collateral to support certain credit exposures, entering into master netting agreements in certain cases, and having a portion of its derivatives in exchange-traded instruments.
     An increased interest rate environment at March 31, 2002, as compared to December 31, 2001, gave rise to a decrease in the fair value of certain “receive fixed/pay floating” interest rate swaps designated as cash flow hedges, resulting in a $103.4 million unrealized loss on derivatives being recorded in other comprehensive income during the period ending March 31, 2002. The loss will be reclassified from other comprehensive income into earnings when the transactions occur for which the hedged items relate. The Company has determined that the occurrence of the transactions for which the hedged items relate continues to be probable. The estimated amount of the loss to be reclassified from other comprehensive income into earnings during the remainder of 2002 is $25.9 million.
     Gains or losses on intermediated for customers derivative positions were not significant for the period ending March 31, 2002. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was $10.3 million for the period ending March 31, 2002. The change in the fair value of all other non-intermediated derivative positions attributed to hedge ineffectiveness was not material for the period ending March 31, 2002.
     Table 9 summarizes information on the Company’s derivative positions at March 31, 2002.

Market Risk Management Market risk is subject to regular monitoring by management. The Company uses a value-at-risk (“VaR”) model to measure and manage market risk in its trading activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40 million at March 31, 2002. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline, broker-dealer activities (including equities, fixed-income, and high-yield securities) and foreign exchange, as estimated by the VaR analysis, was $13 million at March 31, 2002.

     In addition to the VaR analysis, the Company imposes stop loss limits and position limits. A stress-test model is used to provide management with perspective on market events that a VaR model does not capture. In each case, the historical worst performance of each asset class is observed and applied to current trading positions.

Liquidity Risk Management ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The Company’s performance in these areas has enabled it to develop a large and reliable base of core funding within its market areas and in domestic and global capital markets. Liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk.

     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. ALPC periodically reviews the Company’s ability to meet funding deficiencies due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various Federal Home Loan Banks that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman office for issuing eurodollar time deposits. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short-and medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit.
     Asset securitization and conduits represent another source of funding the Company’s growth through off-balance sheet structures. At March 31, 2002, the Company had two off-balance sheet conduits that hold

16	U.S. Bancorp

high-grade assets. The conduits, which are funded by issuing commercial paper, held average assets of $16.6 billion during the first quarter of 2002, including short-term participations in commercial loans, commercial paper and investment securities. The Company provides liquidity facilities to both conduits and credit enhancement to the loan conduit that may be triggered by certain events. Based on the current performance of each structure, the Company does not anticipate these triggers will occur in the foreseeable future. Included in noninterest income was $44 million of revenue related to these conduits in first quarter 2002, including fees for servicing activities, liquidity facilities and credit enhancements.
     At March 31, 2002, the Company had two asset-backed securitizations to fund certain indirect automobile loans and an unsecured small business credit product. The indirect automobile securitization held $388 million of average assets in first quarter of 2002, compared with $484 million during the fourth quarter of 2001. The unsecured small business credit securitization held $510 million of average assets in first quarter of 2002, compared with $516 million during the fourth quarter of 2001. The Company provided credit enhancements in the form of subordination and reserve accounts at the inception of the transactions. The Company’s risk, primarily from losses in the underlying assets, is considered in determining the fair value of the Company’s retained interests in these securitizations. The Company recognized income from residual interests and servicing fees from these securitizations of $3.8 million in first quarter of 2002.
     With respect to real estate and certain equipment, the Company enters into capital or operating leases to meet its business requirements. Certain operating lease arrangements involve third party lessors that acquire these business assets through leveraged financing structures commonly referred to as “synthetic leases.” At March 31, 2002, synthetic lease structures held real estate assets of $384 million and equipment of $42 million. The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price.
     Credit, liquidity, operational and legal structural risks exist due to the nature and complexity of asset securitizations and other off-balance sheet structures. ALPC regularly monitors the performance of each off-balance sheet structure in an effort to minimize these risks and ensure compliance with the requirements of these structures. The Company utilizes its credit risk management systems to evaluate the credit quality of underlying assets and regularly forecasts cash flows to evaluate any potential impairment of retained interests. Also, regulatory guidelines require consideration of asset securitizations in the determination of risk-based capital ratios.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities. Subsidiary management fees fund operating expenses, while shareholder dividends and debt service are satisfied primarily through dividends from its subsidiaries.
     At March 31, 2002, parent company long-term debt outstanding was $6.5 billion, compared with $6.1 billion at December 31, 2001. The increase in long-term debt was driven by the issuance of $500 million of fixed- and variable-rate medium-term notes in March 2002. At March 31, 2002, total parent company debt maturing in the remainder of 2002 was $1.4 billion. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was $1,073 million at March 31, 2002.

Residual Risk Management The Company manages its risk to changes in the value of lease residual assets through disciplined residual setting and valuation at the inception of a lease, diversification of its vehicles, a focus on a longer term vehicle leases, effective end-of-term marketing of off-leased vehicles, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. To reduce the financial impact of potential changes in vehicle residuals, the Company maintains residual value risk insurance. Also, equipment lease originations are subject to the same stringent underwriting standards referred to in the segment captioned “Credit Risk Management.”

     Included in the retail leasing portfolio was approximately $3.0 billion of retail leasing residuals at March 31, 2002, compared with $2.8 billion at December 31, 2001. At March 31, 2002, the commercial leasing portfolio had $995 million of residuals, compared with $985 million at December 31, 2001.

U.S. Bancorp	17

Table 10	Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2002	2001

Tangible common equity	$9,130	$9,374
As a percent of tangible assets	5.8%	5.7%
Tier 1 capital	$12,246	$12,488
As a percent of risk-weighted assets	7.7%	7.7%
As a percent of adjusted quarterly average assets (leverage ratio)	7.6%	7.7%
Total risk-based capital	$19,722	$19,148
As a percent of risk-weighted assets	12.4%	11.7%

Operational Risk Management Operational risk represents the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.

     The Company operates in many different businesses in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. In the event of a breakdown in the internal control system, improper operation of systems or improper employees’ actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.
     The Company manages operational risk through a risk management framework and effective internal control processes. The framework involves the business lines, corporate risk management personnel and executive management. Under this framework, business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risk. Clear structures and processes with defined responsibilities are in place. Business managers maintain a system of controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. Business managers ensure that the controls are appropriate and are implemented as designed.
     Each business line within the Company has designated risk managers. These risk managers are responsible, among other things, for coordinating the completion of ongoing risk assessments. The Company’s internal audit function validates the system of internal controls through regular and ongoing audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders’ equity was $15.9 billion at March 31, 2002, compared with $16.5 billion at December 31, 2001. The net decrease was driven by treasury stock repurchases and common stock dividends declared, partially offset by corporate earnings.

     Tangible common equity to assets was 5.8 percent at March 31, 2002, compared with 5.7 percent at December 31, 2001. The tier 1 capital ratio was 7.7 percent at March 31, 2002, unchanged from December 31, 2001. The total risk-based capital ratio was 12.4 percent at March 31, 2002, compared with 11.7 percent at December 31, 2001. The improvement in the total risk-based capital ratio in the first quarter of 2002 was primarily due to an issuance of subordinated debt of $1.0 billion. The leverage ratio was 7.6 percent at March 31, 2002, compared with 7.7 at December 31, 2001. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.
     On July 17, 2001, the Company’s Board of Directors approved a plan to repurchase 56.4 million shares of the Company’s outstanding common stock to replace the shares issued in connection with the acquisition of NOVA. On December 18, 2001, the Company’s Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock through 2003. During the first quarter of 2002, the Company repurchased 40.0 million shares of common stock in both public and private transactions related to these authorizations, effectively completing the July 17, 2001, authorization.

18	U.S. Bancorp

LINE OF BUSINESS FINANCIAL REVIEW

     Within the Company, financial performance is measured by major lines of business which include Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. Business line results are derived from the Company’s business unit profitability reporting systems.
     Designations, assignments and allocations may change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2002, certain organization and methodology changes were made and, accordingly, 2001 results were restated and presented on a comparable basis.
     In 2002, the Company changed certain methods for evaluating the performance of the lines of business. The provision for credit losses for each business unit is now based on its net charge-offs adjusted for changes in the allowance for credit losses necessary to reflect improvement or deterioration in the risk profile of the business lines’ loan portfolios. In connection with the adoption of SFAS 142, goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. To enhance analysis of core business line results, the amortization of goodwill for all prior periods is now reported within Treasury and Corporate Support. Within the Company, capital levels are evaluated and managed centrally; however, capital is now allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on their level of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as trust, asset management and capital markets, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses and regulatory requirements.

Wholesale Banking Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $390.0 million of the Company’s net operating earnings in the first quarter of 2002, a 117.8 percent increase over the first quarter of 2001. The increase was primarily driven by a $345.4 million year-over-year reduction in the provision for credit losses.

     Total net revenue declined 3.4 percent from the first quarter of 2001 to the first quarter of 2002. Net interest income on a taxable-equivalent basis decreased 12.1 percent in the first quarter of 2002 due to an $8.4 billion decline in average loans, offset somewhat by improved spreads on average loan balances and a decrease in the funding cost related to non-earning assets. The decrease in net interest income also reflected the adverse impact of declining interest rates on the funding benefits of customer deposits, which was partially offset by the growth in total business deposits of $3.7 billion, or 23.4 percent. Additionally, a decline in required capital for Wholesale Banking driven by lower commercial loan balances and unfunded commitments reduced the earnings credit in the first quarter of 2002, compared with the same period last year. The decline in commercial loans was driven by $3.5 billion of transfers of short-term, high credit quality, low margin commercial loans to the loan conduit, the Company’s decision in 2001 to tighten credit availability to certain types of lending, industries and customers, and reductions due to asset workout strategies. Noninterest income increased 31.7 percent for the first quarter of 2002, reflecting revenue related to core growth in cash management-related fees driven by lower earnings credit rates and new account growth, an increase in fee income related to the loan conduit and growth in commercial leasing income. Noninterest expense was $97.3 million in the first quarter of 2002 compared with $107.2 million in the same quarter of 2001. The $9.9 million reduction in noninterest expense was substantially due to merger integration cost savings. During the first quarter 2002, the provision for credit losses was a net recovery of $39.9 million, compared with a provision for credit losses of $305.5 million in the first quarter of 2001. The reduction of $345.4 million reflected a decline in net charge-offs of $64.8 million from a year ago and improvements in the credit risk profile of the commercial loan portfolio. The improvement in credit quality was driven by the Company’s asset workout strategies, reductions in commitments to certain industries and customers and slightly improving loss ratios. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking,

U.S. Bancorp	19

Table 11	Line of Business Financial Performance

	Wholesale			Consumer			Private Client, Trust
	Banking			Banking			and Asset Management

			Percent			Percent			Percent
For the Three Months Ended March 31 (Dollars in Millions)	2002	2001	Change	2002	2001	Change	2002	2001	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$489.8	$557.0	(12.1)%	$790.7	$815.4	(3.0)%	$83.3	$80.7	3.2%
Noninterest income	180.8	137.3	31.7	293.8	294.6	(.3)	221.0	220.2	.4

Total net revenue	670.6	694.3	(3.4)	1,084.5	1,110.0	(2.3)	304.3	300.9	1.1
Noninterest expense	92.1	101.2	(9.0)	412.8	425.6	(3.0)	112.0	124.0	(9.7)
Other intangible amortization	5.2	6.0	(13.3)	28.5	25.8	10.5	7.6	7.5	1.3
Goodwill amortization	—	—	*	—	—	*	—	—	*

Total noninterest expense	97.3	107.2	(9.2)	441.3	451.4	(2.2)	119.6	131.5	(9.0)

Operating income	573.3	587.1	(2.4)	643.2	658.6	(2.3)	184.7	169.4	9.0
Provision for credit losses	(39.9)	305.5	*	120.0	112.3	6.9	3.7	1.9	94.7

Income before income taxes	613.2	281.6	*	523.2	546.3	(4.2)	181.0	167.5	8.1
Income taxes and taxable-equivalent adjustment	223.2	102.5	*	190.4	198.8	(4.2)	65.9	61.0	8.0

Operating earnings, before merger and restructuring- related items and cumulative effect of change in accounting principles	$390.0	$179.1	*	$332.8	$347.5	(4.2)	$115.1	$106.5	8.1

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles
Net income

Average Balance Sheet Data
Loans	$49,199	$57,600	(14.6)	$49,419	$49,762	(.7)	$4,542	$4,250	6.9
Goodwill	1,380	1,470	(6.1)	1,699	1,742	(2.5)	287	304	(5.6)
Other intangible assets	135	183	(26.2)	784	485	61.6	233	269	(13.4)
Assets	55,986	64,856	(13.7)	57,832	56,761	1.9	5,779	5,642	2.4
Noninterest-bearing deposits	12,269	9,795	25.3	12,353	11,570	6.8	2,303	1,912	20.4
Interest-bearing deposits	7,080	5,880	20.4	59,142	62,838	(5.9)	4,700	5,015	(6.3)

Total deposits	19,349	15,675	23.4	71,495	74,408	(3.9)	7,003	6,927	1.1
Shareholders’ equity	5,269	6,480	(18.7)	4,453	4,757	(6.4)	1,619	1,715	(5.6)

*	Not meaningful

metropolitan banking, small business banking, consumer lending, mortgage banking and investment product and insurance sales. Consumer Banking contributed $332.8 million of the Company’s net operating earnings for the first quarter of 2002, a 4.2 percent decrease from the first quarter of 2001.
     Total net revenue declined by 2.3 percent in the first quarter of 2002 from the first quarter of 2001. Fee-based revenue remained relatively unchanged from the first quarter of 2001, while net interest income declined 3.0 percent from the first quarter of 2001. The decrease in net interest income reflected slightly lower average loans and the impact of declining interest rates on the funding benefit of consumer deposits, partially offset by improved spreads related to a favorable change in the deposit mix of interest bearing deposits. The decline in the funding benefit of consumer deposits was also offset by a decrease in the funding cost related to non-earning assets, improved loan spreads and an increase in the mortgages held for sale portfolio. The decline in average loan balances reflected the sale of approximately $1.3 billion of home equity and indirect automobile loans in the first quarter of 2001, the securitization of a discontinued unsecured small business product and the divestiture of branches in connection with the merger of Firstar and USBM. These asset reductions were offset somewhat by core retail loan growth of 8.3 percent. The change in average deposits included core growth in noninterest bearing, interest checking and savings account balances, offset by a reduction in balances associated with certificates of deposit. The decline in lower margin certificates of deposit primarily reflected funding decisions of the Company toward lower cost wholesale funding given the rate environment in late 2001. Fee-based revenue results were driven by an increase in treasury management revenue, mortgage

20	U.S. Bancorp

Payment			Capital			Treasury and			Consolidated
Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent
2002	2001	Change	2002	2001	Change	2002	2001	Change	2002	2001	Change

$172.2	$145.7	18.2%	$8.0	$8.6	(7.0)%	$126.4	$(43.1)	* %	$1,670.4	$1,564.3	6.8%
367.9	267.2	37.7	170.6	221.4	(22.9)	92.8	270.0	(65.6)	1,326.9	1,410.7	(5.9)

540.1	412.9	30.8	178.6	230.0	(22.3)	219.2	226.9	(3.4)	2,997.3	2,975.0	.7
162.9	106.4	53.1	155.0	193.6	(19.9)	347.6	329.1	5.6	1,282.4	1,279.9	.2
38.6	6.3	*	—	—	*	.3	1.0	(70.0)	80.2	46.6	72.1
—	—	*	—	—	*	—	67.8	*	—	67.8	*

201.5	112.7	78.8	155.0	193.6	(19.9)	347.9	397.9	(12.6)	1,362.6	1,394.3	(2.3)

338.6	300.2	12.8	23.6	36.4	(35.2)	(128.7)	(171.0)	24.7	1,634.7	1,580.7	3.4
109.8	86.9	26.4	—	—	*	141.4	(140.8)	*	335.0	365.8	(8.4)

228.8	213.3	7.3	23.6	36.4	(35.2)	(270.1)	(30.2)	*	1,299.7	1,214.9	7.0
83.3	77.6	7.3	8.6	13.2	(34.8)	(113.3)	(35.5)	*	458.1	417.6	9.7

$145.5	$135.7	7.2	$15.0	$23.2	(35.3)	$(156.8)	$5.3	*	841.6	797.3	5.6

									(48.4)	(387.2)
									(37.2)	—

									$756.0	$410.1

$10,029	$9,889	1.4	$248	$180	37.8	$271	$88	*	$113,708	$121,769	(6.6)
1,820	314	*	306	353	(13.3)	—	11	*	5,492	4,194	30.9
799	135	*	—	—	*	6	—	*	1,957	1,072	82.6
13,246	10,734	23.4	3,220	3,156	2.0	31,709	21,974	44.3	167,772	163,123	2.8
328	157	*	215	159	35.2	17	(2)	*	27,485	23,591	16.5
3	4	(25.0)	—	—	*	3,602	7,156	(49.7)	74,527	80,893	(7.9)

331	161	*	215	159	35.2	3,619	7,154	(49.4)	102,012	104,484	(2.4)
3,180	1,000	*	427	497	(14.1)	1,211	1,018	19.0	16,159	15,467	4.5

banking servicing revenue and a slight increase in mortgage banking production revenue. Additionally, an increase in retail deposit revenue related to core retail deposit growth, was offset by a decline in official check revenues due to the declining rate environment and an increase in end of term losses on the retail leasing portfolio. Included in the first quarter of 2001 were $7.8 million of securities gains within the mortgage banking division utilized to hedge the impact of MSR impairments recognized in 2001. Noninterest expense was $441.3 million in the first quarter of 2002 compared with $451.4 million in the same quarter of a year ago. The reduction in noninterest expense was primarily due to cost savings and a reduction of mortgage servicing rights (“MSR”) impairments recognized in first quarter of 2001. The provision for credit losses increased $7.7 million, (6.9 percent) in the first quarter of 2002 from the same period of a year ago. The increase in the provision primarily reflected growth in retail loan balances and deterioration in credit loss ratios related to home equity loans relative to a year ago, partially offset by improvement in the credit risk profile of the community banking commercial loan portfolios. The improvement in credit quality within the community bank was driven by a reduction in loan commitments to certain customers, improving loss ratios and slightly lower levels of nonperforming assets.

Private Client, Trust and Asset Management Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody, and Mutual Fund Services, LLC. The business segment also offers investment management services to several client segments including mutual funds, institutional customers, and private asset management. Private

U.S. Bancorp	21

Client, Trust and Asset Management contributed $115.1 million of the Company’s net operating earnings for the first quarter of 2002, an 8.1 percent increase over the first quarter of 2001.
     Total net revenue was $304.3 million in the first quarter of 2002, an increase of 1.1 percent over a year ago. The increase was driven by core loan and deposit growth, partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income was essentially unchanged from 2001. Core account growth was approximately 4.4% over the first quarter of last year. This growth was offset by a decrease in the value of assets under management driven by adverse capital market conditions relative to the first quarter of 2001. Noninterest expense decreased $11.9 million, or 9.0 percent from the first quarter of 2001. Cost savings related to integration activities primarily drove the decrease in noninterest expense.

Payment Services Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $145.5 million of the Company’s net operating earnings in the first quarter of 2002, a 7.2 percent increase over the first quarter of 2001. The business unit’s financial results were, in part, driven by the impact of the NOVA acquisition completed during the third quarter of 2002, offset somewhat by an increase in the provision for credit losses.

     Total net revenue was $540.1 million, representing a 30.8 percent increase over the first quarter of 2001. Net interest income increased 18.2 percent, while fee-based income increased 37.7 percent over the first quarter of 2001. Excluding the NOVA acquisition, total net revenue increased approximately 1.9 percent in the first quarter of 2002, primarily due to growth in net interest income of 10.5 percent. Net interest income improved primarily due to an increase of 1.4 percent in average loans and lower funding costs of the noninterest-bearing corporate card loan portfolio. Noninterest income, however, was down 2.8 percent, reflecting softness in credit card and corporate payment sales volumes. Total revenue growth was partially offset by an increase in noninterest expense of $88.8 million (78.8 percent), primarily driven by the NOVA acquisition. Excluding the impact of the NOVA acquisition, noninterest expense for the division was $8.4 million (7.5 percent) lower relative to a year ago. The provision for credit losses was $109.8 million in the first quarter of 2002, an increase of $22.9 million (26.4 percent) compared with the first quarter of 2001. The increase in provision reflected deterioration since first quarter of 2001 in delinquencies, higher levels of bankruptcies and credit losses in the credit card portfolio and the economic slowdown impacting consumers.

Capital Markets Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally-based businesses through a network of brokerage offices. Capital Markets contributed $15.0 million of the Company’s net operating earnings for the first quarter of 2002, compared with $23.2 million for the first quarter of 2001. The unfavorable variance in net operating income from the first quarter of 2001 was due to a decline in fees related to trading, investment product fees and commissions and investment banking revenues, reflecting the recent adverse capital markets conditions. Capital markets activities continued to experience weak sales volumes and lower levels of investment banking and merger and acquisition transactions. Management anticipates continued softness in sales activities and related revenue growth throughout the next several quarters. In response to the adverse market conditions, the Company restructured the division beginning in the first quarter of 2001 to improve the operating model and rationalize the distribution network.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances, and the change in residual allocations associated with the provision for loan losses. It also includes business activities managed on a corporate basis, including income and expense of enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded a net operating loss of $156.8 million in the first quarter of 2002 compared with net operating earnings of $5.3 million in the first quarter of 2001. During the first quarter of 2002, total net revenue was $219.2 million compared with $226.9 million in the first quarter of 2001. The $7.7 million decline consisted of a reduction in securities gains, offset somewhat by an increase in net interest income. The increase in net interest income was primarily due to an increase in average investments of $8.8 billion from a year ago and the benefit of changes in the mix of funding during the declining rate environment. Included for the first quarter of 2002 were

22	U.S. Bancorp

$43.5 million of securities gains, compared with $207.4 million for the first quarter of 2001. Noninterest expense was $347.9 million in the first quarter of 2002 compared with $397.9 million in the first quarter of 2001. The decrease of $50.0 million from first quarter of 2001 was primarily due to the elimination of goodwill amortization related to the adoption of SFAS 142 by the Company in the first quarter of 2002. Operating expense before goodwill amortization increased $18.9 million, primarily due to core business growth. Provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with generally accepted accounting principles in the United States. Provision for credit losses for the first quarter of 2002 was $141.4 million, compared with a net recovery of $140.8 million in 2001. The change primarily reflected improvement in the credit risk profile of the commercial loan portfolios relative to a year ago. Refer to the “Corporate Risk Profile” section for further information on provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

Accounting for Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually, thereafter. Any impairment charges from the initial impairment test would be recognized as a “cumulative effect of change in accounting principles” in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142.

     Management anticipates that applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, will increase after-tax income for the year ending December 31, 2002, by approximately $200 million, or $.10 per diluted share. The after-tax impact in the first quarter of 2002 resulting from applying the provision of these statements was approximately $48 million, or $.02 per diluted common share, relative to the fourth quarter of 2001. During the first quarter of 2002, the Company completed its initial impairment test as required by SFAS 142. As a result of this initial impairment test, the Company recognized an after-tax goodwill impairment charge of $37.2 million as a “cumulative effect of change in accounting principles” in the income statement in the first quarter of 2002. The impairment was primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. Banking regulations exclude 100 percent of goodwill from the determination of capital adequacy; therefore, the impact of this impairment on the Company’s capital adequacy was not significant.
     Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

U.S. Bancorp	23

Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2002	2001

	(Unaudited)
Assets
Cash and due from banks	$6,499	$9,120
Money market investments	538	625
Trading account securities	699	982
Investment securities
Held-to-maturity (fair value $302 and $306, respectively)	299	299
Available-for-sale	24,491	26,309
Loans held for sale	1,924	2,820
Loans
Commercial	46,355	46,330
Commercial real estate	25,149	25,373
Residential mortgages	7,902	7,829
Retail	35,341	34,873

Total loans	114,747	114,405
Less allowance for credit losses	2,462	2,457

Net loans	112,285	111,948
Premises and equipment	1,737	1,741
Customers’ liability on acceptances	118	178
Goodwill	5,427	5,459
Other intangible assets	1,998	1,953
Other assets	8,730	9,956

Total assets	$164,745	$171,390

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$28,146	$31,212
Interest-bearing	65,020	65,447
Time deposits greater than $100,000	9,296	8,560

Total deposits	102,462	105,219
Short-term borrowings	10,644	14,670
Long-term debt	27,054	25,716
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,820	2,826
Acceptances outstanding	118	178
Other liabilities	5,755	6,320

Total liabilities	148,853	154,929
Shareholders’ equity
Common stock, par value $0.01 a share authorized: 3/31/02 and 12/31/01 — 4,000,000,000 shares issued: 3/31/02 — 1,972,773,508 shares; 12/31/01 — 1,972,777,763 shares	20	20
Capital surplus	4,894	4,906
Retained earnings	12,306	11,918
Less cost of common stock in treasury: 3/31/02 — 57,658,131 shares; 12/31/01 — 21,068,251 shares	(1,322)	(478)
Other comprehensive income	(6)	95

Total shareholders’ equity	15,892	16,461

Total liabilities and shareholders’ equity	$164,745	$171,390

See Notes to Consolidated Financial Statements.

24	U.S. Bancorp

Consolidated Statement of Income

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2002	2001

Interest Income
Loans	$1,931.9	$2,651.1
Loans held for sale	39.2	16.6
Investment securities
Taxable	347.8	253.3
Non-taxable	13.2	31.2
Money market investments	3.3	8.9
Trading securities	8.2	15.9
Other interest income	19.0	32.0

Total interest income	2,362.6	3,009.0

Interest Expense
Deposits	395.5	883.7
Short-term borrowings	78.9	186.2
Long-term debt	173.1	365.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	53.8	27.6

Total interest expense	701.3	1,463.2

Net interest income	1,661.3	1,545.8
Provision for credit losses	335.0	532.4

Net interest income after provision for credit losses	1,326.3	1,013.4

Noninterest Income
Credit card fee revenue	186.9	191.7
Merchant and ATM processing revenue	162.1	58.0
Trust and investment management fees	224.3	225.0
Deposit service charges	152.6	146.5
Cash management fees	104.2	76.8
Mortgage banking revenue	52.0	48.2
Trading account profits and commissions	49.9	71.9
Investment products fees and commissions	111.1	125.7
Investment banking revenue	53.2	60.2
Insurance product revenue	40.6	39.6
Commercial product revenue	118.9	85.9
Securities gains, net	44.1	216.0
Other	27.0	65.2

Total noninterest income	1,326.9	1,410.7

Noninterest Expense
Salaries	588.3	590.5
Employee benefits	96.4	108.1
Net occupancy	100.1	110.1
Furniture and equipment	76.9	76.9
Capitalized software	38.4	30.1
Communication	45.7	38.7
Postage	46.6	46.9
Goodwill	—	67.8
Other intangible assets	80.2	46.6
Merger and restructuring-related charges	74.2	404.2
Other	290.0	278.6

Total noninterest expense	1,436.8	1,798.5

Income before income taxes and cumulative effect of change in accounting principles	1,216.4	625.6
Applicable income taxes	423.2	215.5

Income before cumulative effect of change in accounting principles	793.2	410.1
Cumulative effect of change in accounting principles	(37.2)	—

Net income	$756.0	$410.1

Earnings per share
Income before cumulative effect of change in accounting principle	$.41	$.22
Cumulative effect of change in accounting principles	(.02)	—

Net income	$.39	$.22

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$.41	$.21
Cumulative effect of change in accounting principles	(.02)	—

Net income	$.39	$.21

Average common shares	1,919.8	1,901.1
Average diluted common shares	1,930.1	1,915.7

See Notes to Consolidated Financial Statements.

U.S. Bancorp	25

Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2000	1,902,083,434	$19.4	$4,275.6	$11,658.0	$(880.1)	$95.5	$15,168.4
Net income				410.1			410.1
Unrealized gain on securities available for sale						112.0	112.0
Unrealized gain on derivatives						33.5	33.5
Foreign currency translation adjustment						(1.2)	(1.2)
Reclassification adjustment for gains realized in net income						(216.0)	(216.0)
Income taxes						27.0	27.0

Total comprehensive income							365.4
Cash dividends declared on common stock				(357.2)			(357.2)
Issuance of common and treasury stock	3,176,799	.1	10.4		18.8		29.3
Retirement of treasury stock		(.4)	(823.2)		823.6		—
Shares reserved to meet deferred compensation obligations			.4		(.4)		—
Amortization of restricted stock			36.8				36.8

Balance March 31, 2001	1,905,260,233	$19.1	$3,500.0	$11,710.9	$(38.1)	$50.8	$15,242.7

Balance December 31, 2001	1,951,709,512	$19.7	$4,906.2	$11,918.0	$(478.1)	$95.4	$16,461.2
Net income				756.0			756.0
Unrealized loss on securities available for sale						(30.3)	(30.3)
Unrealized loss on derivatives						(103.4)	(103.4)
Foreign currency translation adjustment						—	—
Realized gain on derivatives						.9	.9
Reclassification adjustment for gains realized in net income						(30.6)	(30.6)
Income taxes						62.1	62.1

Total comprehensive income							654.7
Cash dividends declared on common stock				(367.7)			(367.7)
Issuance of common and treasury stock	3,451,272		(19.5)		81.5		62.0
Purchase of treasury stock	(40,014,685)				(923.2)		(923.2)
Shares reserved to meet deferred compensation obligations	(30,722)		1.8		(1.8)		—
Amortization of restricted stock			5.2				5.2

Balance March 31, 2002	1,915,115,377	$19.7	$4,893.7	$12,306.3	$(1,321.6)	$(5.9)	$15,892.2

See Notes to Consolidated Financial Statements.

26	U.S. Bancorp

Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
(Dollars in Millions)
(Unaudited)	2002	2001

Operating Activities
Net cash provided by (used in) operating activities	$2,708.9	$713.9
Investing Activities
Securities
Sales	3,862.9	9,322.0
Maturities	1,667.3	651.5
Purchases	(3,719.1)	(8,727.1)
Loans
Sales and securitization	437.3	3,395.3
Purchases	(1,628.3)	(33.3)
Net (increase) decrease in loans outstanding	619.5	(1,267.8)
Net (purchases) sales of bank premises and equipment	(66.4)	(31.4)
Other, net	(40.1)	(47.9)

Net cash provided by (used in) investing activities	1,133.1	3,261.3
Financing Activities
Net increase (decrease) in deposits	(2,747.7)	(4,694.3)
Net increase (decrease) in short-term borrowings	(4,026.0)	(60.9)
Principal payments on long-term debt	(912.2)	(1,440.0)
Proceeds from issuance of long-term debt	2,365.0	1,000.0
Proceeds from issuance of common stock	53.8	17.5
Repurchase of common stock	(923.2)	—
Cash dividends paid	(360.2)	(154.1)

Net cash provided by (used in) financing activities	(6,550.5)	(5,331.8)

Change in cash and cash equivalents	(2,708.5)	(1,356.6)
Cash and cash equivalents at beginning of period	9,745.3	9,131.6

Cash and cash equivalents at end of period	$7,036.8	$7,775.0

See Notes to Consolidated Financial Statements.

U.S. Bancorp	27

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 11 “Line of Business Financial Performance” on pages 20 and 21 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 2	Accounting Changes

Accounting for Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually, thereafter. Any impairment charges from the initial impairment test would be recognized as a “cumulative effect of change in accounting principles” in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142.

     Management anticipates that applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, will increase after-tax income for the year ending December 31, 2002, by approximately $200 million, or $.10 per diluted share. The after-tax impact in the first quarter of 2002 resulting from applying the provision of these statements was approximately $48 million, or $.02 per diluted common share, relative to the fourth quarter of 2001. During the first quarter of 2002, the Company completed its initial impairment test as required by SFAS 142. As a result of this initial impairment test, the Company recognized an after-tax goodwill impairment charge of $37.2 million as a “cumulative effect of change in accounting principles” in the income statement in the first quarter of 2002. The impairment was primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. Banking regulations exclude 100 percent of goodwill from the determination of capital adequacy; therefore, the impact of this impairment on the Company’s capital adequacy was not significant.
     Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

28	U.S. Bancorp

Note 3	Business Combinations

On February 27, 2001, Firstar and USBM merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was exchanged for one share of the Company’s common stock while each share of USBM stock was exchanged for 1.265 shares of the Company’s common stock. The new Company retained the U.S. Bancorp name.

     On July 24, 2001, the Company acquired NOVA, a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction, representing total assets acquired of $2.9 billion and total liabilities assumed of $773 million, was accounted for as a purchase. Included in total assets were merchant contracts and other intangibles of $650 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $1.6 billion.
     On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern California with approximately $712 million in deposits and $570 million in assets.
     On April 1, 2002, the Company completed its acquisition of Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly owned subsidiary of First Defiance Financial Corporation, in a cash transaction. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. Leader had $506 million in assets at December 31, 2001. In 2001, it had $2.1 billion in mortgage production and an $8.6 billion servicing portfolio at December 31, 2001.

The following table summarizes acquisitions by the Company completed since January 1, 2001, treating Firstar as the original acquiring company:

				Goodwill and
				Other	Cash Paid/		Accounting
(Dollars and Shares in Millions)	Date	Assets	Deposits	Intangibles	(Received)	Shares Issued	Method

Pacific Century Bank	September 2001	$570	$712	$138	$(40)	—	Purchase
NOVA Corporation	July 2001	949	—	1,932	842	56.9	Purchase
U.S. Bancorp	February 2001	86,602	51,335	—	—	952.4	Pooling

Note 4	Merger and Restructuring-related Items

The Company recorded pre-tax merger and restructuring-related items of $74.2 million in the first three months of 2002. In 2002, merger-related items were primarily incurred in connection with the merger of Firstar and USBM, the NOVA acquisition and the Company’s various other acquisitions. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

The components of the merger and restructuring-related items are shown below:

	Three Months Ended
	March 31, 2002

(Dollars in Millions)	USBM	NOVA	Other (a)	Total

Severance and employee-related	$(6.7)	$—	$—	$(6.7)
Systems conversions and integration	57.6	5.4	4.4	67.4
Asset write-downs and lease terminations	14.8	—	—	14.8
Balance sheet restructurings	(3.8)	—	—	(3.8)
Other merger-related charges	2.5	—	—	2.5

Total	$64.4	$5.4	$4.4	$74.2

(a)	“Other” primarily includes merger and restructuring-related items pertaining to the Lyon Financial Services, Inc. and Pacific Century Bank acquisitions.

The Company determines merger and restructuring-related charges and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and regularly evaluated during the integration process.

     Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number

U.S. Bancorp	29

of employees included in severance amounts has not changed significantly from estimates as of December 31, 2001. In the first quarter of 2002, the Company recognized net curtailment and settlement gains of $9.0 million in connection with changes to certain non-qualified pension plans. Severance and employee-related costs are included in the determination of goodwill for groups of acquired employees identified at closing to be severed. Severance and employee-related costs are recorded as incurred for groups of employees not specifically identified at the time of closing or acquired in business combinations accounted for as “poolings.”
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
     Asset write-downs and lease terminations represent lease termination costs and impairment of assets for redundant office space, branches that will be vacated and equipment disposed of as part of the integration plan. These costs are recognized in the accounting period that contract terminations occur or the asset becomes impaired and is abandoned.
     Balance sheet restructurings primarily represent gains or losses incurred by the Company related to the disposal of certain businesses, products, or customer and business relationships that no longer align with the long-term strategy of the Company. It may also include charges to realign risk management practices related to certain credit portfolios. During the first quarter of 2002, the Company recognized asset gains related to the sale of a non-strategic investment in a sub-prime lending business.
     Other merger-related expenses of $2.5 million primarily included accounting policy changes related to the merger of Firstar and USBM.

The following table presents a summary of activity with respect to the merger and restructuring-related accruals:

			Piper
(Dollars in Millions)	USBM	NOVA	Restructuring	Other (a)	Total

Balance at December 31, 2001	$124.3	$48.4	$18.1	$14.6	$205.4
Provision charged to operating expense	64.4	5.4	—	4.4	74.2
Additions related to purchase acquisitions	—	.2	—	—	.2
Cash outlays	(98.4)	(5.9)	(4.2)	(8.5)	(117.0)
Noncash write-downs and other	(4.2)	—	(1.4)	(.6)	(6.2)

Balance at March 31, 2002	$86.1	$48.1	$12.5	$9.9	$156.6

(a)	“Other” primarily includes the acquisitions of Lyon Financial Services, Inc. and Pacific Century Bank.

The adequacy of the accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The following table presents a summary of activity with respect to the merger of Firstar and USBM:

	Severance	Systems	Asset
	and	Conversions	Write-downs	Balance
	Employee-	and	and Lease	Sheet
(Dollars in Millions)	Related	Integration	Terminations	Restructurings	Other	Total

Balance at December 31, 2001	$88.3	$—	$33.1	$2.1	$.8	$124.3
Provision charged to operating expense	(6.7)	57.6	14.8	(3.8)	2.5	64.4
Cash outlays	(37.6)	(57.6)	(3.1)	—	(.1)	(98.4)
Noncash write-downs and other	9.0	—	(14.5)	3.8	(2.5)	(4.2)

Balance at March 31, 2002	$53.0	$—	$30.3	$2.1	$.7	$86.1

30	U.S. Bancorp

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

	March 31,	December 31,
(Dollars in Millions)	2002	2001

Severance	$66.7	$106.3
Other employee-related costs	3.8	4.7
Lease termination and facility costs	58.6	64.3
Contracts and system write-offs	18.5	18.3
Other	9.0	11.8

Total	$156.6	$205.4

The merger and restructuring-related accrual by significant acquisition or business restructuring was as follows:

	March 31,	December 31,
(Dollars in Millions)	2002	2001

USBM	$86.1	$124.3
NOVA	48.1	48.4
Piper Jaffray Companies, Inc.	12.9	20.8
Pacific Century Bank	1.9	3.1
Lyon Financial Services, Inc.	1.0	1.0
Other acquisitions	6.6	7.8

Total	$156.6	$205.4

In connection with the merger of Firstar and USBM, management estimates the Company will incur pre-tax merger-related charges of approximately $206.7 million for the remainder of 2002. These are currently estimated to include $114.1 million for conversions of systems and consolidation of operations, $99.1 million in occupancy and equipment charges (elimination of duplicate facilities and write-offs of equipment) and $(6.5) million in other merger-related costs (primarily balance sheet restructuring charges).

     With respect to the NOVA acquisition, the Company expects to incur approximately $63.3 million of additional merger-related charges through 2003. In addition, the Company anticipates an additional $10.7 million of merger-related expenses in the remainder of 2002 as a result of other acquisitions.

Note 5	Investment Securities

The amortized cost and fair value of held-to-maturity and available-for-sale securities consisted of the following:

	March 31, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(Dollars in Millions)	Cost	Value	Cost	Value

Held-to-maturity (a)
Mortgage-backed securities	$25	$25	$28	$28
Obligations of state and political subdivisions	274	277	271	278

Total held-to-maturity securities	$299	$302	$299	$306

Available-for-sale (b)
U.S. Treasuries and agencies	$446	$452	$439	$449
Mortgage-backed securities	20,756	20,695	21,937	21,964
Other asset-backed securities	1,671	1,650	2,091	2,064
Obligations of state and political subdivisions	783	799	877	891
Other	874	895	950	941

Total available-for-sale securities	$24,530	$24,491	$26,294	$26,309

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

U.S. Bancorp	31

Note 6	Loans

The composition of the loan portfolio was as follows:

	March 31, 2002		December 31, 2001

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$40,679	35.5%	$40,472	35.4%
Lease financing	5,676	4.9	5,858	5.1

Total commercial	46,355	40.4	46,330	40.5
Commercial real estate
Commercial mortgages	18,776	16.4	18,765	16.4
Construction and development	6,373	5.5	6,608	5.8

Total commercial real estate	25,149	21.9	25,373	22.2
Residential mortgages	7,902	6.9	7,829	6.8
Retail
Credit card	5,437	4.7	5,889	5.1
Retail leasing	5,187	4.5	4,906	4.3
Home equity and second mortgages	12,777	11.2	12,235	10.7
Other retail
Revolving credit	2,600	2.3	2,673	2.3
Installment	2,219	1.9	2,292	2.0
Automobile	5,714	5.0	5,660	5.0
Student	1,407	1.2	1,218	1.1

Total other retail	11,940	10.4	11,843	10.4

Total retail	35,341	30.8	34,873	30.5

Total loans	$114,747	100.0%	$114,405	100.0%

Loans are presented net of unearned interest which amounted to $1.6 billion at March 31, 2002, and December 31, 2001.

Note 7	Intangible Assets

Amortizable intangible assets consisted of the following:

	March 31,	December 31,
(Dollars in Millions)	2002	2001

Merchant processing contracts	$652	$680
Core deposit benefits	510	530
Mortgage servicing rights	449	360
Other identified intangibles	387	383

Total	$1,998	$1,953

Below is the estimated amortization expense for the years ended:

(Dollars in Millions)

Remaining	2002	$237.2
	2003	295.6
	2004	267.9
	2005	243.5
	2006	216.9

The following table reflects the changes in the carrying value of goodwill by line of business:

			Private Client,
			Trust
	Wholesale	Consumer	and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2001	$1,348	$1,706	$289	$1,811	$305	$5,459
Goodwill acquired	25	—	—	2	—	27
Impairment losses	(59)	—	—	—	—	(59)

Balance at March 31, 2002	$1,314	$1,706	$289	$1,813	$305	$5,427

32	U.S. Bancorp

Prior to the adoption of SFAS 142, the Company evaluated goodwill for impairment under a projected undiscounted cash flow model. As a result of the initial impairment test from the adoption of SFAS 142, the Company recognized an impairment loss of $58.8 million resulting in an after-tax loss of $37.2 million. The impairment was primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. This charge is recognized as a “cumulative effect of change in accounting principles” in the income statement. The fair value of that reporting unit was estimated using the present value of future expected cash flows.

     Goodwill acquired in first quarter 2002 related to an earn-out provision connected with the Oliver-Allen acquisition.

Note 8	Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended	Year-Ended
(Dollars in Millions)	March 31, 2002	December 31, 2001

Balance at beginning of period	$360	$229
Rights purchased	15	25
Rights capitalized	88	315
Amortization	(14)	(45)
Rights sold	—	(103)
Impairment	—	(61)

Balance at end of period	$449	$360

The fair value of capitalized mortgage servicing rights was $466 million at March 31, 2002, and $360 million at December 31, 2001. At March 31, 2002, the reduction in the current fair value of mortgage servicing rights to immediate 25 and 50 basis point adverse interest rate changes would be approximately $28 million and $74 million, respectively. The Company has purchased principal-only securities that act as a partial economic hedge to this possible adverse interest rate change. The Company serviced $25.4 billion and $22.0 billion of mortgage loans for other investors as of March 31, 2002, and December 31, 2001, respectively.

     On April 1, 2002, the Company completed its acquisition of Cleveland-based The Leader Mortgage Company, LLC, a wholly owned subsidiary of First Defiance Financial Corporation, in a cash transaction. In 2001, Leader had $2.1 billion in mortgage production and an $8.6 billion servicing portfolio at December 31, 2001.

Note 9	Deposits

The composition of deposits was as follows:

	March 31, 2002		December 31, 2001

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$28,146	27.5%	$31,212	29.7%
Interest-bearing deposits
Savings accounts	4,913	4.8	4,637	4.4
Interest checking	15,285	14.9	15,251	14.5
Money market accounts	24,991	24.4	24,835	23.6

Subtotal	45,189	44.1	44,723	42.5
Time certificates of deposit less than $100,000	19,831	19.3	20,724	19.7
Time deposits greater than $100,000
Domestic	6,952	6.8	7,286	6.9
Foreign	2,344	2.3	1,274	1.2

Total interest-bearing deposits	74,316	72.5	74,007	70.3

Total deposits	$102,462	100.0%	$105,219	100.0%

U.S. Bancorp	33

Note 10	Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

	March 31,	December 31,
(Dollars in Millions)	2002	2001

Fixed-rate subordinated notes (5.70% to 8.35%) — maturities to June 2026	$6,661	$5,746
Medium-term notes (1.99% to 7.50%) — maturities to June 2005	3,638	3,215
Senior contingent convertible debt 1.50% — due August 2021	1,108	1,100
Federal Home Loan Bank advances (.50% to 8.25%) — maturities to October 2026	7,056	7,196
Bank notes (1.80% to 6.25%) — maturities to November 2005	7,833	7,550
Euro medium-term notes 1.98% — due April 2004	400	400
Other	358	509

Total	$27,054	$25,716

In February 2002, the Company’s subsidiary U.S. Bank National Association issued $1.0 billion of fixed-rate subordinated notes due February 4, 2014. The interest rate is 6.30% per annum.

Note 11	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The following table is a summary of the Trust Preferred Securities at March 31, 2002:

		Trust
		Preferred			Rate at
	Issuance	Securities	Debentures	Rate	March 31,		Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount	Type (a)	2002	Maturity Date	Date (b)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35%	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75%	May 2031	May 4, 2006
USB Capital II	March 1998	350	361	Fixed	7.20%	April 2028	April 1, 2003
Institutional
Star Capital I	June 1997	150	155	Variable	2.77%	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.71%	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27%	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32%	December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09%	November 2026	November 15, 2006

(a)	The variable-rate Trust Preferred Securities re-price quarterly.
(b)	Earliest date of redemption.

Note 12	Shareholders’ Equity

At December 31, 2000, the Company had the authority to issue 2 billion shares of common stock and 10 million shares of preferred stock. In connection with the merger of Firstar and USBM, on February 27, 2001, the number of authorized common shares for the Company was increased to 4 billion. Additionally, on February 27, 2001, in connection with the merger of Firstar and USBM, the par value of the Company’s common stock was reduced from $1.25 per share to $.01 per share. The Company had 1,915.1 million and 1,951.7 million shares of common stock outstanding at March 31, 2002, and December 31, 2001, respectively.

     All treasury shares, except those acquired to meet obligations arising from deferred compensation plans, were retired effective February 27, 2001. The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the merger. No shares were repurchased by Firstar or USBM from those dates to February 27, 2001, nor were any shares repurchased by the Company from February 27, 2001, to June 30, 2001. On July 17, 2001, the Company’s Board of Directors authorized the repurchase of up to 56.4 million shares of the Company’s common stock to replace shares issued in connection with the July 24, 2001, acquisition of NOVA Corporation. The stock repurchase authorization will expire on July 23, 2003. On December 18, 2001, the Company’s Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock through 2003. During the first quarter of 2002, the Company repurchased 40.0 million shares of common stock in both public and private transactions related to these authorizations, effectively completing the July 17, 2001, authorization.

34	U.S. Bancorp

Note 13	Earnings Per Share

The components of earnings per share were:

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001

Income before cumulative effect of change in accounting principles	$793.2	$410.1
Cumulative effect of change in accounting principles	(37.2)	—

Net income	$756.0	$410.1

Weighted average common shares outstanding	1,919.8	1,901.1
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	10.3	14.6

Dilutive common shares outstanding	1,930.1	1,915.7

Earnings per share
Income before cumulative effect of change in accounting principles	$.41	$.22
Cumulative effect of change in accounting principles	(.02)	—

Net income	$.39	$.22

Diluted earnings per share
Income before cumulative effect of change in accounting principles	$.41	$.21
Cumulative effect of change in accounting principles	(.02)	—

Net income	$.39	$.21

Note 14	Income Taxes

The components of income tax expense were:

	Three Months Ended
	March 31,

(Dollars in Millions)	2002	2001

Federal
Current	$331.5	$104.3
Deferred	57.1	82.0

Federal income tax	388.6	186.3
State
Current	23.0	28.0
Deferred	11.6	1.2

State income tax	34.6	29.2

Total income tax provision	$423.2	$215.5

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

	Three Months Ended
	March 31,

(Dollars in Millions)	2002	2001

Tax at statutory rate (35%)	$425.7	$219.0
State income tax, at statutory rates, net of federal tax benefit	23.6	19.0
Tax effect of
Tax-exempt interest, net	(6.6)	(12.0)
Amortization of nondeductible goodwill	—	22.8
Tax credits	(20.8)	(17.6)
Nondeductible merger charges	—	35.0
Other items	1.3	(50.7)

Applicable income taxes	$423.2	$215.5

The Company’s net deferred tax liability was $578.7 million at March 31, 2002, and $573.2 million at December 31, 2001.

U.S. Bancorp	35

Note 15	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

Money Market Investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	March 31,	December 31,
(Dollars in Millions)	2002	2001

Interest-bearing deposits	$97	$104
Federal funds sold	63	123
Securities purchased under agreements to resell	378	398

Total money market investments	$538	$625

Transfers and Servicing of Financial Assets The Company transferred $15.1 billion and $13.2 billion of short-term, high-quality, low-yielding commercial loans into the conduit, Stellar Funding Group, Inc., in the first three months of 2002 and 2001, respectively. The amount of these transfers are reported on a gross basis representing new participations and the renewal of participations. The amount of loan transfers net of repayments was approximately $(1.6) billion and $2.0 billion in the first three months of 2002 and 2001, respectively.

36	U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates

	For the Three Months Ended March 31,

	2002			2001

			Yields			Yields	% Change
(Dollars in Millions)			and			and	Average
(Unaudited)	Balance	Interest	Rates	Balance	Interest	Rates	Balance

Assets
Money market investments	$713	$3.3	1.90%	$727	$8.9	4.96%	(1.9)%
Trading account securities	904	8.5	3.76	736	16.3	8.88	22.8
Taxable securities	25,549	347.8	5.45	15,381	253.3	6.59	66.1
Non-taxable securities	1,077	18.7	6.94	2,494	45.3	7.27	(56.8)
Loans held for sale	2,354	39.2	6.65	903	16.6	7.33	*
Loans
Commercial	45,381	670.2	6.01	52,573	1,072.4	8.26	(13.7)
Commercial real estate	25,186	407.2	6.56	26,456	553.1	8.48	(4.8)
Residential mortgages	7,962	143.8	7.26	9,239	181.5	7.87	(13.8)
Retail	35,179	714.0	8.23	33,501	848.1	10.23	5.0

Total loans	113,708	1,935.2	6.89	121,769	2,655.1	8.82	(6.6)

Other earning assets	1,632	19.0	4.72	1,849	32.0	7.03	(11.7)
Allowance for credit losses	2,535			1,821			39.2

Total earning assets (a)	145,937	2,371.7	6.57	143,859	3,027.5	8.50	1.4
Other assets	24,370			21,085			15.6

Total assets	$167,772			$163,123			2.8

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,485			$23,591			16.5
Interest-bearing deposits
Interest checking	15,152	26.3	.70	13,723	70.4	2.08	10.4
Money market accounts	24,797	75.6	1.24	24,285	245.9	4.11	2.1
Savings accounts	4,773	6.5	.55	4,497	12.7	1.14	6.1
Time certificates of deposit less than $100,000	20,464	214.4	4.25	25,296	362.5	5.81	(19.1)
Time deposits greater than $100,000	9,341	72.7	3.16	13,092	192.2	5.95	(28.7)

Total interest-bearing deposits	74,527	395.5	2.15	80,893	883.7	4.43	(7.9)
Short-term borrowings	14,564	78.9	2.20	13,121	186.2	5.75	11.0
Long-term debt	26,450	173.1	2.64	23,641	365.7	6.25	11.9
Company-obligated mandatorily redeemable preferred securities	2,838	53.8	7.69	1,400	27.6	8.01	*

Total interest-bearing liabilities	118,379	701.3	2.40	119,055	1,463.2	4.98	(.6)
Other liabilities	5,749			5,010			14.8
Shareholders’ equity	16,159			15,467			4.5

Total liabilities and shareholders’ equity	$167,772			$163,123			2.8%

Net interest income		$1,670.4			$1,564.3

Gross interest margin			4.17%			3.52%

Gross interest margin without taxable-equivalent increments			4.14%			3.47%

Percent of Earning Assets
Interest income			6.57%			8.50%
Interest expense			1.95			4.12

Net interest margin			4.62%			4.38%

Net interest margin without taxable-equivalent increments			4.59%			4.33%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

*	Not meaningful.

(a)	Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

U.S. Bancorp	37

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders — The 2002 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 16, 2002, at the Americas Center in St. Louis, Missouri. John F. Grundhofer, Chairman, presided and Jerry A. Grundhofer, President and Chief Executive Officer, presented.

     The holders of 1,585,456,441 shares of common stock, 83.1 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class I Directors listed in the proxy statement were elected to serve three-year terms expiring at the annual shareholders’ meeting in 2005. The shareholder proposal for the elimination of the supermajority voting provisions in the Company’s Restated Articles of Incorporation was approved.

Summary of Matters Voted Upon by Shareholders

	Number of Shares

	For	Withheld

Election of Class I Directors:
Linda L. Ahlers	1,518,371,451	67,084,990
Joel W. Johnson	1,518,283,467	67,172,974
David B. O’Maley	1,518,323,939	67,132,502
O’dell M. Owens, M.D., M.P.H.	1,518,154,348	67,302,093
Craig D. Schnuck	1,518,191,845	67,264,596
Warren R. Staley	1,518,237,429	67,219,012

	For	Against	Abstain

Ratification of Independent Auditors	1,524,656,822	50,179,637	10,619,982
Proposal for Elimination of Supermajority Voting	749,046,830	495,224,481	30,278,466

     For a copy of the meeting minutes, please write to the Office of the Secretary, U.S. Bancorp, 225 South Sixth Street, Minneapolis, Minnesota 55402.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     12 Computation of Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K

     During the three months ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K dated January 31, 2002, relating to the Company’s fourth quarter and full year 2001 financial results.
•	Form 8-K dated April 16, 2002, relating to the Company’s first quarter, 2002 financial results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

DATE: May 15, 2002

38	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

Three Months Ended
March 31,

(Dollars in Millions)	2002

Earnings
1. Income before cumulative effect of change in accounting principles	$793.2
2. Applicable income taxes	423.2

3. Income before income taxes and cumulative effect of change in accounting principles (1 + 2)	$1,216.4

4. Fixed charges
a. Interest expense excluding interest on deposits	$305.8
b. Portion of rents representative of interest and amortization of debt expense	19.5

c. Fixed charges excluding interest on deposits (4a + 4b)	325.3
d. Interest on deposits	395.5

e. Fixed charges including interest on deposits (4c + 4d)	$720.8

5. Amortization of interest capitalized	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	1,541.7
7. Earnings including interest on deposits (3 + 4e + 5)	1,937.2
8. Fixed charges excluding interest on deposits (4c)	325.3
9. Fixed charges including interest on deposits (4e)	720.8

Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/ line 8)	4.74
11. Including interest on deposits (line 7/ line 9)	2.69

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

Corporate Information

Executive Offices

U.S. Bancorp

225 South Sixth Street
Minneapolis, Minnesota 55402

After June 2002:

800 Nicollet Mall
Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar

U.S. Bank National Association, a subsidiary of U.S. Bancorp, acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan agent, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, changes of address and dividend payment should be sent to the transfer agent at the following address:

U.S. Bank National Association

1555 North River Center Drive, Suite 301
Milwaukee, WI 53212
Phone: 800-637-7549
Fax: 414-905-5049
Internet: investorservice.usbank.com

Independent Public Accountants

PricewaterhouseCoopers LLP serves as the independent accountants of U.S. Bancorp.

Common Stock Listing and Trading

U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

Dividends and Reinvestment Plan

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

Web site. For information about U.S. Bancorp, including news and financial results and online annual reports, access our home page on the Internet at usbank.com.

Mail. At your request, we will mail to you our quarterly earnings news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports. To be added to U.S. Bancorp mailing list for quarterly earnings news releases or to request other information, please contact:

U.S. Bancorp Investor Relations

225 South Sixth Street
Minneapolis, Minnesota 55402
corporaterelations@usbank.com
Phone: 612-973-2263

Media Requests

Steve Dale
Senior Vice President, Media Relations
Phone: 612-973-0898

Other Business Information

For product and service information, branch office and ATM locations, information about lines of business, account access, employment opportunities and more, visit usbank.com or firstar.com.

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

Equal Employment Opportunity/Affirmative Action

U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based upon performance, skills and abilities rather than race, color, religion, national origin or ancestry, sex, age, disability, veteran status, sexual orientation or any other characteristic protected by law. The corporation complies with municipal, state, and federal fair employment laws, including regulations applying to federal contractors.

U.S. Bancorp, including each of our subsidiaries, is an Equal Opportunity Employer and a Drug-Free Workplace.

       U.S. Bank and Firstar Bank
       Members FDIC

This report has been produced on recycled paper.