Form 10-Q
period 2002-06-30
US BANCORP \DE\
filed 2002-08-13
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2002

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

612-973-1111

(Registrant’s telephone number, including area code)

(not applicable)

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2002 1,914,433,862 shares

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1) Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
a)	Overview	3
b)	Statement of Income Analysis	7
c)	Balance Sheet Analysis	11
d)	Accounting Changes	26
2) Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
a)	Overview	12
b)	Credit Risk Management	12
c)	Interest Rate Risk Management	14
d)	Market Risk Management	18
e)	Liquidity Risk Management	18
f)	Residual Risk Management	20
g)	Operational Risk Management	20
h)	Capital Management	20
3) Line of Business Financial Review		21
4) Financial Statements (Item 1)		28

Part II — Other Information
1) Exhibits and Reports on Form 8-K (Item 6)		44
2) Signature		44
3) Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges		Inside Back Cover

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

U.S. Bancorp	1

Financial Summary

	Three Months Ended June 30,			Six Months Ended June 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	Change	2002	2001	Change

Operating earnings (a)	$869.8	$818.6	6.3%	$1,711.4	$1,615.9	5.9%
Merger and restructuring-related items (after-tax)	(46.7)	(256.3)		(95.1)	(643.5)
Cumulative effect of change in accounting principles (after-tax)	—	—		(37.2)	—

Net income	$823.1	$562.3	46.4	$1,579.1	$972.4	62.4

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.43	$.30	43.3%	$.84	$.51	64.7%
Diluted earnings per share before cumulative effect of change in accounting principles	.43	.29	48.3	.84	.51	64.7
Earnings per share	.43	.30	43.3	.82	.51	60.8
Diluted earnings per share	.43	.29	48.3	.82	.51	60.8
Dividends declared per share	.195	.1875	4.0	.39	.375	4.0
Book value per share	8.70	8.10	7.4
Market value per share	23.35	22.79	2.5
Average shares outstanding	1,913.2	1,905.3	.4	1,916.5	1,903.2	.7
Average diluted shares outstanding	1,926.9	1,917.2	.5	1,928.5	1,916.4	.6

Financial Ratios
Return on average assets	1.95%	1.37%		1.89%	1.20%
Return on average equity	20.0	14.4		19.5	12.6
Net interest margin (taxable-equivalent basis)	4.59	4.34		4.60	4.36
Efficiency ratio	49.1	55.3		48.9	60.2

Financial Ratios Excluding Merger and Restructuring-Related Items and Cumulative Effect of Change in Accounting Principles (a)
Return on average assets	2.06%	1.99%		2.05%	1.99%
Return on average equity	21.2	21.0		21.1	21.0
Efficiency ratio	46.8	47.6		46.5	49.1
Banking efficiency ratio (b)	43.3	42.7		42.9	44.2

Average Balances
Loans	$114,017	$119,469	(4.6)%	$113,866	$120,613	(5.6)%
Loans held for sale	2,142	1,500	42.8	2,248	1,203	86.9
Investment securities	28,016	21,257	31.8	27,325	19,575	39.6
Earning assets	147,641	145,289	1.6	146,797	144,581	1.5
Assets	169,147	164,807	2.6	168,466	163,985	2.7
Noninterest-bearing deposits	27,267	24,512	11.2	27,375	24,054	13.8
Deposits	102,450	107,268	(4.5)	102,232	105,884	(3.4)
Short-term borrowings	11,650	11,094	5.0	13,099	12,105	8.2
Long-term debt	30,152	24,202	24.6	28,311	23,921	18.4
Total shareholders’ equity	16,475	15,609	5.5	16,318	15,538	5.0

	June 30, 2002	December 31, 2001

Period End Balances
Loans	$114,570	$114,405	.1%
Allowance for credit losses	2,466	2,457	.4
Investment securities	30,674	26,608	15.3
Assets	172,956	171,390	.9
Deposits	105,056	105,219	(.2)
Long-term debt	33,008	25,716	28.4
Total shareholders’ equity	16,650	16,461	1.1
Regulatory capital ratios
Tangible common equity	5.7%	5.7%
Tier 1 capital	7.9	7.7
Total risk-based capital	12.5	11.7
Leverage	7.8	7.7

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Without investment banking and brokerage activity.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp (the “Company”) reported net income of $823.1 million for the second quarter of 2002, or $.43 per diluted share, compared with $562.3 million, or $.29 per diluted share, for the second quarter of 2001. Return on average assets and return on average equity were 1.95 percent and 20.0 percent, respectively, for the second quarter of 2002, compared with 1.37 percent and 14.4 percent, respectively, for the second quarter of 2001. Net income includes after-tax merger and restructuring-related items of $46.7 million ($71.6 million on a pre-tax basis) for the second quarter of 2002, compared with $256.3 million ($391.9 million on a pre-tax basis) for the second quarter of 2001. For the second quarter of 2002, total merger and restructuring-related items on a pre-tax basis included $60.5 million of net expenses associated with the merger of Firstar Corporation (“Firstar”) and the former U.S. Bancorp (“USBM”) and $11.1 million associated with the acquisition of NOVA Corporation (“NOVA”) and other smaller acquisitions. For the second quarter of 2001, merger and restructuring-related items on a pre-tax basis included $62.2 million in gains on the sale of branches offset by $233.2 million of noninterest expenses and $201.3 million of provision for credit losses associated with the merger of Firstar and USBM. The second quarter of 2001 merger and restructuring-related items also included $5.4 million of restructuring charges for U.S. Bancorp Piper Jaffray and $14.2 million of noninterest expense for other acquisitions including the merger with Mercantile Bancorporation, Scripps Financial Corporation and the purchase of 41 branches in Tennessee from First Union National Bank.

     The Company reported operating earnings (net income excluding merger and restructuring-related items and cumulative effect of change in accounting principles) of $869.8 million for the second quarter of 2002, compared with $818.6 million for the second quarter of 2001. Operating earnings of $.45 per diluted share for the second quarter of 2002 were $.02, or 4.7 percent, higher than the second quarter of 2001. Return on average assets and return on average equity, excluding merger and restructuring-related items and cumulative effect of change in accounting principles, were 2.06 percent and 21.2 percent, respectively, for the second quarter of 2002, compared with returns of 1.99 percent and 21.0 percent, respectively, for the second quarter of 2001. Excluding merger and restructuring-related items, the efficiency ratio (the ratio of expenses to revenues) was 46.8 percent for the second quarter of 2002, compared with 47.6 percent for the second quarter of 2001. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity), excluding merger and restructuring-related items, was 43.3 percent for the second quarter of 2002, compared with 42.7 percent for the second quarter of 2001. The change in the banking efficiency ratio reflected the impact of acquisitions, growth in core banking operations and the impairment of mortgage servicing rights (“MSRs”) in 2002, offset somewhat by the impact in the second quarter of 2002 of adopting new accounting principles related to business combinations and the amortization of intangibles. Refer to the “Accounting Changes” section for further discussion of the earnings impact of changes in accounting principles.
     Total net revenue, on a taxable-equivalent basis, was $3,127.1 million for the second quarter of 2002, compared with $2,912.6 million in the second quarter of 2001, a 7.4 percent increase from a year ago. Total net revenue, on a taxable-equivalent basis, before merger and restructuring-related gains of $62.2 million for the second quarter of 2001, represented a $276.7 million (9.7 percent) increase year-over-year. The increase was the net result of a 7.3 percent increase in net interest income and a 12.7 percent increase in fee-based revenues. Included in total revenue were net securities gains of $30.6 million and $31.3 million for the second quarter of 2002 and 2001, respectively. Revenue growth was primarily due to improvement in the net interest margin, acquisitions and core banking growth, partially offset by the impact of portfolio sales in 2001 and capital markets-related revenue.
     Total noninterest expense was $1,520.4 million in the second quarter of 2002, compared with $1,594.7 million in the second quarter of 2001. Total noninterest expense, before merger and restructuring-related items of $71.6 million in 2002 and $252.8 million in 2001, was $1,448.8 million for the second quarter 2002, compared with $1,341.9 million for the second quarter of 2001. The year-over-year increase of $106.9 million (8.0 percent) in noninterest expense, before merger and restructuring-related items, primarily reflected the impact of acquisitions, core banking growth and impairment of MSRs, partially offset by the impact to goodwill and other intangible expense with the required adoption of new accounting

U.S. Bancorp	3

Table 1	Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2002	2001

Condensed Income Statement
Interest income (taxable-equivalent basis)	$2,384.6	$2,832.6	$4,756.3	$5,860.1
Interest expense	694.8	1,257.8	1,396.1	2,721.0

Net interest income (taxable-equivalent basis)	1,689.8	1,574.8	3,360.2	3,139.1
Securities gains, net	30.6	31.3	74.7	247.3
Noninterest income (a)	1,406.7	1,244.3	2,689.5	2,439.0

Total net revenue	3,127.1	2,850.4	6,124.4	5,825.4
Noninterest expense (a)	1,448.8	1,341.9	2,811.4	2,736.2
Provision for credit losses (a)	335.0	240.0	670.0	605.8

Income before taxes, merger and restructuring-related items and cumulative effect of change in accounting principles	1,343.3	1,268.5	2,643.0	2,483.4
Taxable-equivalent adjustment	9.0	16.8	18.1	35.3
Income taxes	464.5	433.1	913.5	832.2

Operating earnings (a)	869.8	818.6	1,711.4	1,615.9
Merger and restructuring-related items (after-tax)	(46.7)	(256.3)	(95.1)	(643.5)
Cumulative effect of change in accounting principles (after-tax)	—	—	(37.2)	—

Net income in accordance with GAAP	$823.1	$562.3	$1,579.1	$972.4

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.43	$.30	$.84	$.51
Diluted earnings per share before cumulative effect of change in accounting principles	.43	.29	.84	.51
Earnings per share	.43	.30	.82	.51
Diluted earnings per share	.43	.29	.82	.51
Dividends declared per share	.195	.1875	.39	.375
Book value per share	8.70	8.10
Market value per share	23.35	22.79
Average shares outstanding	1,913.2	1,905.3	1,916.5	1,903.2
Average diluted shares outstanding	1,926.9	1,917.2	1,928.5	1,916.4

Financial Ratios
Return on average assets	1.95%	1.37%	1.89%	1.20%
Return on average equity	20.0	14.4	19.5	12.6
Net interest margin (taxable-equivalent basis)	4.59	4.34	4.60	4.36
Efficiency ratio	49.1	55.3	48.9	60.2

Financial Ratios Excluding Merger and Restructuring-Related Items and Cumulative Effect of Change in Accounting Principles (a)
Return on average assets	2.06%	1.99%	2.05%	1.99%
Return on average equity	21.2	21.0	21.1	21.0
Efficiency ratio	46.8	47.6	46.5	49.1
Banking efficiency ratio (b)	43.3	42.7	42.9	44.2

Average Balances
Loans	$114,017	$119,469	$113,866	$120,613
Loans held for sale	2,142	1,500	2,248	1,203
Investment securities	28,016	21,257	27,325	19,575
Earning assets	147,641	145,289	146,797	144,581
Assets	169,147	164,807	168,466	163,985
Noninterest-bearing deposits	27,267	24,512	27,375	24,054
Deposits	102,450	107,268	102,232	105,884
Short-term borrowings	11,650	11,094	13,099	12,105
Long-term debt	30,152	24,202	28,311	23,921
Total shareholders’ equity	16,475	15,609	16,318	15,538

	June 30, 2002	December 31, 2001

Period End Balances
Loans	$114,570	$114,405
Allowance for credit losses	2,466	2,457
Investment securities	30,674	26,608
Assets	172,956	171,390
Deposits	105,056	105,219
Long-term debt	33,008	25,716
Total shareholders’ equity	16,650	16,461
Regulatory capital ratios
Tangible common equity	5.7%	5.7%
Tier 1 capital	7.9	7.7
Total risk-based capital	12.5	11.7
Leverage	7.8	7.7

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Without investment banking and brokerage activity.

4	U.S. Bancorp

standards and cost savings from the Company’s ongoing integration efforts. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items.
     The provision for credit losses was $335.0 million for the second quarter of 2002, compared with $441.3 million for the second quarter of 2001. The provision for credit losses for the second quarter of 2001 included $201.3 million of merger and restructuring-related items. The provision for credit losses, excluding merger and restructuring-related items, for the second quarter of 2002 increased by $95.0 million (39.6 percent) from the second quarter of 2001, primarily reflecting higher net charge-offs given the sluggish economic conditions. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Net income for the first six months of 2002 was $1,579.1 million, or $.82 per diluted share, compared with $972.4 million, or $.51 per diluted share, for the first six months of 2001. Return on average assets and return on average equity were 1.89 percent and 19.5 percent, respectively, for the first six months of 2002, compared with 1.20 percent and 12.6 percent, respectively, for the first six months of 2001. Net income includes after-tax merger and restructuring-related items of $95.1 million ($145.8 million on a pre-tax basis) and a cumulative effect of change in accounting principles of $37.2 million, or $.02 per diluted share, for the first six months of 2002, compared with $643.5 million ($962.7 million on a pre-tax basis) of merger and restructuring-related items for the first six months of 2001.
     The Company reported operating earnings (net income excluding merger and restructuring-related items and cumulative effect of change in accounting principles) of $1,711.4 million for the first six months of 2002, compared with $1,615.9 million for the first six months of 2001. Operating earnings of $.89 per diluted share for the first six months of 2002 were $.05 (6.0 percent) higher than the first six months of 2001. Year-to-date return on average assets and return on average equity, excluding merger and restructuring-related items and cumulative effect of change in accounting principles, were 2.05 percent and 21.1 percent, respectively, compared with returns of 1.99 percent and 21.0 percent, respectively, for the first half of 2001. Excluding merger and restructuring-related items, the efficiency ratio (the ratio of expenses to revenues) was 46.5 percent for the first six months of 2002, compared with 49.1 percent for the first six months of 2001. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity), excluding merger and restructuring-related items, was 42.9 percent for the first six months of 2002, compared with 44.2 percent for the first six months of 2001. Improvement in the efficiency ratios reflected, in part, the impact in the first six months of 2002 of adopting the new accounting principles and cost savings from ongoing integration efforts, partially offset by the cost of acquisitions and expenses resulting from core banking growth. Table 2 provides a reconciliation of operating earnings to net income in accordance with GAAP. Refer to the “Accounting Changes” section for further discussion of the earnings impact of changes in accounting principles.
     Total net revenue on a taxable-equivalent basis was $6,124.4 million for the first six months of 2002, compared with $5,887.6 million for the first six months of 2001, a $236.8 million (4.0 percent) increase from a year ago. Included in total net revenue were net securities gains of $74.7 million and $247.3 million, respectively, for the first six months of 2002 and 2001 and merger and restructuring-related gains of $62.2 million for the first six months of 2001. Total net revenue, on a taxable-equivalent basis, before net securities gains and merger and restructuring-related gains, was $6,049.7 million for the first six months of 2002, compared with $5,578.1 million for the first six months of 2001, representing a $471.6 million (8.5 percent) increase year-over-year. Total net revenue growth was primarily due to improvement in the net interest margin, increased revenue resulting from acquisitions and core banking growth, partially offset by the impact of portfolio sales in 2001 and capital markets-related revenue.
     Total noninterest expense was $2,957.2 million in the first six months of 2002, compared with $3,393.2 million in the first six months of 2001. Total noninterest expense, before merger and restructuring-related items of $145.8 million in 2002 and $657.0 million in 2001, was $2,811.4 million for the first six months 2002, compared with $2,736.2 million for the first six months of 2001. The year-over-year increase in operating noninterest expense of $75.2 million (2.7 percent) primarily reflected the impact of acquisitions, core banking growth and MSR impairments. The increase was partially offset by the impact to goodwill and other intangible expense with the required adoption of new accounting standards and cost savings from the

U.S. Bancorp	5

Company’s ongoing integration efforts. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items.
     The provision for credit losses was $670.0 million for the first six months of 2002, compared with $973.7 million for the first six months of 2001. The provision for credit losses for the first six months of 2001 included $367.9 million of merger and restructuring-related items and a $160.0 million provision in the first quarter of 2001 related to an accelerated loan workout strategy. The provision for credit losses, excluding merger and restructuring-related items, for the first six months of 2002 increased by $64.2 million (10.6 percent) from the first six months of 2001, primarily reflecting higher net charge-offs given the sluggish economic conditions.
     The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to in this analysis as “operating earnings.” Operating earnings and related discussions are presented as supplemental information in this analysis to enhance the reader’s understanding of, and highlight trends in, the Company’s core financial results excluding the effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

Acquisition and Divestiture Activity U.S. Bancorp and its subsidiaries compose the organization created by the acquisition by Firstar of USBM. The merger was completed on February 27, 2001, and was accounted for as a pooling-of-interests. Accordingly, all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was exchanged for one share of the Company’s common stock while each share of USBM stock was exchanged for 1.265 shares of the Company’s common stock. The Company retained the U.S. Bancorp name.

     Operating results for the first six months of 2002 reflected the following transactions accounted for as purchases. On July 24, 2001, the Company acquired NOVA, a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction, representing total assets acquired of $2.9 billion and total liabilities assumed of $773 million, was accounted for as a purchase. Included in total assets were merchant contracts and other intangibles of $650 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $1.6 billion.
     On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern

Table 2	Reconciliation of Operating Earnings to Net Income in Accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2002	2001	2002	2001

Operating earnings (a)	$869.8	$818.6	$1,711.4	$1,615.9
Merger and restructuring-related items
Gains on the sale of branches	—	62.2	—	62.2
Integration, conversion and other charges	(71.6)	(252.8)	(145.8)	(657.0)
Provision for credit losses (b)	—	(201.3)	—	(367.9)

Pre-tax impact	(71.6)	(391.9)	(145.8)	(962.7)
Applicable tax benefit	24.9	135.6	50.7	319.2

Total merger and restructuring-related items (after-tax)	(46.7)	(256.3)	(95.1)	(643.5)
Cumulative effect of change in accounting principles (after-tax)	—	—	(37.2)	—

Net income in accordance with GAAP	$823.1	$562.3	$1,579.1	$972.4

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Provision for credit losses in 2001 includes losses of $201.3 million on the disposition of an unsecured small business credit line portfolio, losses of $76.6 million on the sales of high loan-to-value home equity and indirect automobile loan portfolios and $90.0 million of charges to align credit policies and risk management practices.

6	U.S. Bancorp

California with approximately $712 million in deposits and $570 million in assets.
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly owned subsidiary of First Defiance Financial Corp., in a cash transaction. The transaction, representing total assets acquired of $527 million and total liabilities assumed of $446 million, was accounted for as a purchase. Included in total assets were MSRs and other intangibles of $173 million and goodwill of $12 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. The purchase agreement allows for an additional payment of up to $5 million if certain performance criteria are met.
     On July 22, 2002, the Company announced a definitive agreement to acquire 57 branches in California from Bay View Bank, a wholly owned subsidiary of Bay View Capital Corporation, in a cash transaction. This acquisition includes approximately $3 billion in retail and small business deposits and $376 million in selected loans, including single-family residential mortgages, home equity loans and small business loans primarily with depository relationships. The transaction is subject to certain conditions but is anticipated to close in the fourth quarter of 2002.
     On August 13, 2002, the Company announced a definitive agreement to acquire the corporate trust business of State Street Bank and Trust Company in a cash transaction valued at $725 million. This business is a leading provider of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. After the acquisition, the Company will be among the nation’s leading providers of a full range of corporate trust products and services. The transaction is subject to certain regulatory approvals and is expected to close in the fourth quarter of 2002.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

STATEMENT OF INCOME ANALYSIS

Net Interest Income The second quarter of 2002 net interest income, on a taxable-equivalent basis, of $1,689.8 million, compared with $1,574.8 million for the second quarter of 2001, represented a $115.0 million (7.3 percent) increase from a year ago. Year-to-date net interest income on a taxable-equivalent basis was $3,360.2 million, compared with $3,139.1 million for the first six months of 2001. The second quarter and year-to-date average earning assets increased $2.4 billion (1.6 percent) and $2.2 billion (1.5 percent), respectively, over the comparable periods of 2001. The growth in net interest income for the second quarter was primarily driven by increases in the investment portfolio, core retail loan growth and the impact of acquisitions, partially offset by a $1.0 billion reduction related to transfers of high credit quality, low margin commercial loans to Stellar Funding Group, Inc. (the “loan conduit”), a decline in residential mortgages and the securitization of a discontinued unsecured small business product in 2001. The net interest margin for the second quarter of 2002 was 4.59 percent, compared with 4.34 percent for the second quarter of 2001, while the year-to-date net interest margin increased from 4.36 percent in 2001 to 4.60 percent in 2002. The improvement in the net interest margin reflected the funding benefit of the declining rate environment, a more favorable funding mix and improving spreads due to product repricing dynamics and loan conduit transfers, partially offset by lower yields on the investment portfolio.

     Total average loans for the second quarter of 2002 were $5.5 billion (4.6 percent) lower than the second quarter of 2001 and year-to-date average loans were $6.7 billion (5.6 percent) lower than the first half of 2001. Year-over-year loan growth was impacted by several management actions, including sales of indirect automobile and high loan-to-value (“LTV”) home equity loans during the first quarter of 2001, the securitization of a discontinued unsecured small business product, branch divestitures, and transfers of high credit quality, low margin commercial loans to the loan conduit. In addition, the Company continued to reduce its lower margin residential mortgage portfolio. Excluding residential mortgage loans, average loans for the second quarter and year-to-date for 2002 were lower by $4.8 billion (4.4 percent) and $5.8 billion (5.2 percent), respectively, than the same periods of 2001. On a core basis, average loans declined approximately $3.9 billion (3.2 percent) for the second quarter of 2002, compared with the second quarter of 2001, with growth in average retail loans more than offset by declines in average residential mortgages and commercial and commercial real estate loans.
     Average investment securities for the second quarter and the first six months of 2002 were higher by $6.8 billion (31.8 percent) and $7.8 billion (39.6 percent), respectively, than the same periods of 2001, reflecting the reinvestment of proceeds from loan sales and declines in commercial and commercial real estate loan balances. During the second quarter of 2002, the Company sold $2.4 billion of fixed-rate

U.S. Bancorp	7

securities. A portion of the fixed-rate securities sold was replaced with floating-rate securities in conjunction with the Company’s interest rate risk management strategies.
     Average noninterest-bearing deposits for the second quarter and the first six months of 2002 were higher by $2.8 billion (11.2 percent) and $3.3 billion (13.8 percent), respectively, than the same periods of 2001. Average interest-bearing deposits for the second quarter and the first six months of 2002 were lower by $7.6 billion (9.2 percent) and $7.0 billion (8.5 percent), respectively, than the same periods of 2001. Growth in average savings products year-over-year was more than offset by reductions in the average balances of higher cost time certificates and time deposits greater than $100,000. The decline in time certificates and time deposits greater than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources given the recent rate environment. Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 42 and 43 for further information on interest margin detail.

Provision for Credit Losses The provision for credit losses was $335.0 million for the second quarter of 2002, compared with $441.3 million for the second quarter of 2001. The provision for credit losses for the second quarter of 2001 included $201.3 million of merger and restructuring-related items primarily related to discontinuing an unsecured small business product. The provision for credit losses, excluding merger and restructuring-related items, for the second quarter of 2002 increased by $95.0 million (39.6 percent), from the second quarter of 2001, primarily reflecting higher net charge-offs given the sluggish economic conditions. The provision for credit losses in the first six months of 2002 was $670.0 million, a decrease of $303.7 million from $973.7 million in the same period of 2001. Included in the provision for credit losses during the first six months of 2001 were merger and restructuring-related provisions totaling $367.9 million consisting of: a $90.0 million charge to align risk management practices and charge-off policies and to expedite the transition out of a specific segment of the healthcare industry not meeting the risk profile of the Company; a $76.6 million provision for losses related to the sales of a high LTV home equity portfolio and an indirect automobile loan portfolio; and the $201.3 million provision associated with the discontinued unsecured small business product. Excluding the merger and restructuring-related provision, the provision for credit losses for the first half of 2002 increased by $64.2 million over the first half of 2001. Refer to the “Corporate Risk Profile” section for further information on provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income during the second quarter of 2002 was $1,437.3 million, an increase of $99.5 million (7.4 percent) from the second

Table 3	Analysis of Net Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in Millions)	2002	2001	Change	2002	2001	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis)	$2,384.6	$2,832.6	$(448.0)	$4,756.3	$5,860.1	$(1,103.8)
Expenses on interest-bearing liabilities	694.8	1,257.8	(563.0)	1,396.1	2,721.0	(1,324.9)

Net interest income (taxable-equivalent basis)	$1,689.8	$1,574.8	$115.0	$3,360.2	$3,139.1	$221.1

Net interest income, as reported	$1,680.8	$1,558.0	$122.8	$3,342.1	$3,103.8	$238.3

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	6.47%	7.81%	(1.34)%	6.52%	8.15%	(1.63)%
Rate paid on interest-bearing liabilities	2.32	4.21	(1.89)	2.36	4.59	(2.23)

Gross interest margin (taxable-equivalent basis)	4.15%	3.60%	.55%	4.16%	3.56%	.60%

Net interest margin (taxable-equivalent basis)	4.59%	4.34%	.25%	4.60%	4.36%	.24%

Average balances
Investment securities	$28,016	$21,257	$6,759	$27,325	$19,575	$7,750
Loans	114,017	119,469	(5,452)	113,866	120,613	(6,747)
Earning assets	147,641	145,289	2,352	146,797	144,581	2,216
Interest-bearing liabilities	119,851	119,877	(26)	119,119	119,471	(352)
Net free funds (a)	27,790	25,412	2,378	27,678	25,110	2,568

(a)	Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

8	U.S. Bancorp

quarter of 2001. For the six months ended June 30, 2002, noninterest income was $2,764.2 million, compared with $2,748.5 million in 2001. During the second quarter and for the first six months of 2001, noninterest income included $62.2 million of merger and restructuring-related gains in connection with the sale of 14 branches representing $771 million in deposits. Included in noninterest income during the second quarter of 2002 and 2001 were net securities gains of $30.6 million and $31.3 million, respectively. For the first six months of 2002 and 2001, noninterest income included net securities gains of $74.7 million and $247.3 million, respectively.
     Excluding merger and restructuring-related gains and securities gains, second quarter 2002 noninterest income was $1,406.7 million, an increase of $162.4 million (13.1 percent) from the same quarter of 2001. For the first six months of 2002, noninterest income, excluding merger and restructuring-related gains and securities gains, was $2,689.5 million, an increase of $250.5 million (10.3 percent) from $2,439.0 million in the first six months of 2001. The growth in noninterest income over the second quarter and for the first six months of 2001 was primarily driven by acquisitions, including NOVA, Pacific Century Bank and Leader, which contributed approximately $127.3 million of the favorable variance in the second quarter. Increases in revenue associated with the Company’s core banking products also contributed to the strong revenue growth over the same periods of 2001. Credit and debit card revenue, corporate payment products revenue and ATM processing services were higher in the second quarter and the first six months of 2002, compared with the same periods of 2001, by $18.0 million (7.9 percent) and $14.0 million (3.1 percent), respectively, primarily reflecting growth in card usage. Merchant processing services revenue grew by $113.0 million and $216.3 million, respectively, for the second quarter and first six months year-over-year, primarily due to the acquisition of NOVA. Trust and investment management fees improved in the second quarter and first six months of 2002 relative to a year ago by $6.9 million (3.0 percent) and $6.2 million (1.4 percent), respectively, primarily due to growth in new business. Cash management fees and commercial product revenue grew by $19.4 million (22.9 percent) and $22.0 million (21.0 percent), respectively, for the second quarter of 2002, and $46.8 million (28.9 percent) and $55.0 million (28.8 percent), respectively, for the first six months of 2002, compared with the same periods of 2001. The increase in cash management fees and commercial product revenue was primarily driven by growth in core business, loan conduit activities and product enhancements. In addition to the impact of the acquisition of Leader, mortgage banking revenue increased in the second quarter and the first six months of 2002, compared with the same periods of 2001, primarily due to gains on the sale of servicing rights of $5.9 million during the second quarter of 2002. Offsetting these favorable variances were declining capital markets-related revenue of $13.7 million (5.7 percent) and $57.3 million

Table 4	Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2002	2001	2002	2001

Credit and debit card revenue	$131.2	$118.8	$240.5	$227.8
Corporate payment products revenue	82.5	77.4	157.7	156.2
Merchant processing services	144.4	31.4	278.0	61.7
ATM processing services	33.5	33.0	64.4	64.6
Trust and investment management fees	234.9	228.0	459.2	453.0
Deposit service charges	170.2	176.7	322.8	323.2
Cash management fees	104.3	84.9	208.5	161.7
Mortgage banking revenue	75.4	57.0	127.4	105.2
Trading account profits and commissions	49.5	55.8	99.4	127.7
Investment products fees and commissions	107.4	114.2	218.5	239.9
Investment banking revenue	70.5	71.1	123.7	131.3
Commercial product revenue	127.0	105.0	245.9	190.9
Securities gains, net	30.6	31.3	74.7	247.3
Other	75.9	91.0	143.5	195.8

Total operating noninterest income	1,437.3	1,275.6	2,764.2	2,686.3
Merger and restructuring-related gains	—	62.2	—	62.2

Total noninterest income	$1,437.3	$1,337.8	$2,764.2	$2,748.5

U.S. Bancorp	9

(11.5 percent) for the second quarter and first six months of 2002, respectively, compared with the same periods of 2001, reflecting softness in the equity capital markets, and a decline in deposit service charges of $6.5 million (3.7 percent) during the second quarter of 2002. Although essentially unchanged for the second quarter, net securities gains for the first six months of 2002 declined $172.6 million (69.8 percent), compared with the first six months of 2001.

Noninterest Expense Second quarter of 2002 noninterest expense was $1,520.4 million, a decrease of $74.3 million (4.7 percent) from the second quarter of 2001. During the second quarter of 2002, noninterest expense included $71.6 million of merger and restructuring-related charges, compared with $252.8 million for the second quarter of 2001. Year-to-date noninterest expense was $2,957.2 million, a decrease of $436.0 million (12.8 percent) from the first six months of 2001. Year-to-date noninterest expense included $145.8 million of merger and restructuring-related charges, compared with $657.0 million for the same period of 2001. Also included in the June 30, 2001, year-to-date noninterest expense was $36.8 million relating to partnership and equity investments. Second quarter of 2002 noninterest expense, excluding merger and restructuring-related charges, totaled $1,448.8 million, an increase of $106.9 million (8.0 percent) from the second quarter of 2001. On a year-to-date basis, noninterest expense, excluding merger and restructuring-related charges, totaled $2,811.4 million, an increase of $75.2 million (2.7 percent) from the first half of 2001. The increase in noninterest expense from a year ago was primarily due to the costs associated with recent acquisitions, including NOVA, Pacific Century and Leader, which accounted for approximately $113.5 million of the increase in the second quarter of 2002. In addition, the second quarter of 2002 included $14.3 million of MSR impairment and higher expenses due to core banking growth. Offsetting the increases in expense were cost savings attributable to the Company’s ongoing integration activities and the impact of adopting new accounting standards relating to business combinations and the amortization of intangibles.

Merger and Restructuring-Related Items Earnings in the second quarter of 2002 included pre-tax merger and restructuring-related items of $71.6 million ($46.7 million after taxes), compared with $391.9 million ($256.3 million after taxes) in the same quarter a year ago. Total merger and restructuring-related items for the

Table 5	Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2002	2001	2002	2001

Salaries	$607.6	$570.5	$1,195.9	$1,161.0
Employee benefits	91.1	90.7	187.5	198.8
Net occupancy	101.8	101.4	201.9	211.5
Furniture and equipment	77.0	74.9	153.9	151.8
Professional services	36.2	30.6	63.7	61.2
Advertising and marketing	27.7	32.7	51.2	64.9
Travel and entertainment	23.1	24.6	41.2	49.7
Capitalized software	37.7	33.2	76.1	63.3
Data processing	26.6	14.5	51.7	41.3
Communication	44.1	50.3	89.8	89.0
Postage	44.4	43.8	91.0	90.7
Printing	18.2	18.3	38.9	39.4
Goodwill	—	58.6	—	126.4
Other intangible assets	104.7	54.0	184.9	100.6
Other	208.6	143.8	383.7	286.6

Total operating noninterest expense	1,448.8	1,341.9	2,811.4	2,736.2
Merger and restructuring-related charges	71.6	252.8	145.8	657.0

Total noninterest expense	$1,520.4	$1,594.7	$2,957.2	$3,393.2

Efficiency ratio (a)	49.1%	55.3%	48.9%	60.2%
Efficiency ratio, operating basis (b)	46.8	47.6	46.5	49.1
Banking efficiency ratio, operating basis (b) (c)	43.3	42.7	42.9	44.2

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
(b)	Operating basis represents the efficiency ratios excluding merger and restructuring-related items.
(c)	Without investment banking and brokerage activity.

10	U.S. Bancorp

second quarter of 2002 included $60.5 million of net expense associated with the Firstar/ USBM merger. In addition, $11.1 million of expense was included in the second quarter of 2002 related to the integration of NOVA and other smaller acquisitions. On a year-to-date basis, merger and restructuring-related items, on a pre-tax basis, totaled $145.8 million ($95.1 million after taxes), compared with $962.7 million ($643.5 million after taxes) for the same period of 2001.
     Merger and restructuring-related items associated with the Firstar/ USBM merger in the second quarter of 2002 were primarily related to systems conversions and integration and asset write-downs and lease terminations. Offsetting a portion of these costs were asset gains on the sale of a non-strategic investment in a sub-prime mortgage lending business. Total merger and restructuring-related items associated with the Firstar/ USBM merger are expected to approximate $1.4 billion. In connection with the acquisition of NOVA, the Company anticipates total merger and restructuring-related items of approximately $70.3 million to be incurred through 2003.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $439.6 million (an effective rate of 34.8 percent) for the second quarter of 2002 and $862.8 million (an effective rate of 34.8 percent) for the first six months of 2002, compared with $297.5 million (an effective rate of 34.6 percent) and $513.0 million (an effective rate of 34.5 percent) for the same periods of 2001. On an operating basis (excluding the impact of merger and restructuring-related items and the cumulative effect of change in accounting principles), the provision for income taxes was $464.5 million (an effective rate of 34.8 percent) for the second quarter of 2002 and $913.5 million (an effective rate of 34.8 percent) for the first six months of 2002, compared with $433.1 million (an effective rate of 34.6 percent) and $832.2 million (an effective rate of 34.0 percent) for the same periods of 2001. The increase in the effective rate is primarily due to the impact of adopting new accounting standards related to the amortization of goodwill.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $114.6 billion at June 30, 2002, compared with $114.4 billion at December 31, 2001, an increase of $165 million (.1 percent). Commercial loans, including lease financing, totaled $44.5 billion at June 30, 2002, compared with $46.3 billion at December 31, 2001, a decrease of $1,839 million (4.0 percent). The Company’s portfolio of commercial mortgages and construction loans was $25.3 billion at June 30, 2002, essentially flat, compared with $25.4 billion at December 31, 2001. The decrease in commercial and commercial real estate loans was primarily driven by lower loan origination and lending activity given the current economic environment. Residential mortgages held in the loan portfolio were $8.1 billion at June 30, 2002, compared with $7.8 billion at December 31, 2001, an increase of $278 million (3.6 percent). Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $36.7 billion at June 30, 2002, compared with $34.9 billion at December 31, 2001. The increase of $1.8 billion (5.2 percent) was driven by an increase in home equity lines during the recent declining rate environment and an increase in the retail leasing business. This growth was partially offset by a decline in credit card activity due to seasonality.

Loans Held for Sale At June 30, 2002, loans held for sale, consisting primarily of residential mortgages to be sold in the secondary markets, were $1.9 billion, compared with $2.8 billion at December 31, 2001. The $890 million (31.6 percent) decrease primarily reflected the strong mortgage loan origination volume in late 2001 driven by record low rate levels and high refinancing activity relative to the first six months of 2002.

Investment Securities At June 30, 2002, investment securities, both available-for-sale and held-to-maturity, totaled $30.7 billion, compared with $26.6 billion at December 31, 2001. This $4.1 billion (15.3 percent) increase reflected the reinvestment of proceeds from loan sales and declines in commercial and commercial real estate loan balances. During the first six months of 2002, the Company sold $6.1 billion of fixed-rate securities. A portion of the fixed-rate securities sold was replaced with floating-rate securities in conjunction with the Company’s interest rate risk management strategies.

Deposits Total deposits were $105.1 billion at June 30, 2002, essentially flat, compared with $105.2 billion at December 31, 2001. Noninterest-bearing deposits were also essentially flat at $31.3 billion at June 30, 2002, compared with $31.2 billion at December 31, 2001. Interest-bearing deposits totaled $73.8 billion at June 30, 2002, compared with $74.0 billion at December 31, 2001. The decline in interest-bearing deposits was driven by declines in higher cost time certificates (7.6 percent) and money market accounts

U.S. Bancorp	11

(3.8 percent), which were partially offset by an increase in domestic time deposits greater than $100,000 (27.0 percent). The decline in time certificates of deposits less than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources given the recent lower rate environment.

Borrowings Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $9.2 billion at June 30, 2002, compared with $14.7 billion at December 31, 2001. The decrease of $5.5 billion (37.6 percent) in short-term borrowings reflected a shift toward longer-term funding sources in connection with certain asset/liability decisions related to the management of interest rate risk given the historically low rate environment. Long-term debt was $33.0 billion at June 30, 2002, compared with $25.7 billion at December 31, 2001. The $7.3 billion (28.4 percent) increase in long-term debt included the issuance of $1.0 billion of fixed-rate subordinated notes in February 2002, the $5.4 billion issuance of medium-term and long-term bank notes and the issuance of $3.1 billion in long-term Federal Home Loan Bank advances in the first six months of 2002. The increase in long-term debt was partially offset by repayments and maturities of $2.4 billion during the first six months of 2002.

     On August 6, 2002, the Company repurchased approximately $1.4 billion in aggregate principle at maturity of its convertible senior notes. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, interest rate, market and liquidity. The Company also has exposure related to changes in residual valuations and ongoing operational activities. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading account and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers. Residual risk is the potential reduction in the “end-of-term” value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks such as fraud, legal risk, processing errors and breaches of internal controls.

Credit Risk Management The Company’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans, including specialized lending categories such as mortgage banking, commercial real estate and real estate construction financing, leveraged financing and consumer credit. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large loans and loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. In addition, the commercial lenders generally focus on middle market companies within their regions or niche national markets. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. The risk rating system is intended to identify and measure the credit quality of lending relationships. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in nonlending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are also subject to a credit review, analysis and approval processes.

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

12	U.S. Bancorp

and middle market commercial businesses announced or continued to implement restructuring activities in an effort to improve operating margins. In response to declining economic conditions and Company-specific portfolio trends, the Company initiated several actions during 2001, including aligning the risk management practices and charge-off policies of the Company, restructuring a specific segment of its healthcare portfolio, selling certain consumer loan portfolios and discontinuing an unsecured small business product that was not aligned with the product offerings of the Company. The Company also implemented accelerated loan workout strategies for certain commercial credits and increased the allowance for credit losses. In 2001, the Federal Reserve Board initiated actions to stimulate economic growth through a series of interest rate reductions. During the first six months of 2002, economic conditions have improved somewhat and Company-specific portfolio trends have stabilized relative to the third and fourth quarters of 2001. As a result of the Company’s accelerated workout strategies and other credit related initiatives, unfunded commitments to higher risk customers or industries have been reduced, and the risk profile of the commercial loan portfolio has improved since December 31, 2001. However, trends in net charge-offs may continue at elevated levels until the economy is more robust and experiences sustainable growth.

Analysis of Net Loan Charge-offs Total net loan charge-offs were $330.5 million and $665.5 million during the second quarter and the first six months of 2002, respectively, compared with net charge-offs of $240.3 million and $717.4 million, respectively, for the same periods of 2001. Included in the 2001 year-to-date net charge-offs were $90.0 million of merger and restructuring-related write-offs taken to conform risk management practices, align charge-off policies and expedite the transition out of a specific segment of the healthcare portfolio not meeting the risk profile of the Company. The 2001 year-to-date net charge-offs also included $160.0 million of charge-offs taken in the first quarter of 2001 related to the Company’s accelerated loan workout strategy. The level of net charge-offs during the second quarter and the first six months of 2002 reflected the impact of economic conditions and continued stress in various industry sectors. Management expects net charge-offs to remain at elevated levels but expects a lower trend by the end of the year.

     Commercial and commercial real estate loan net charge-offs were $152.2 million (.88 percent of average loans outstanding) for the second quarter of 2002, compared with $86.9 million (.45 percent of average loans outstanding) for the second quarter of 2001. Commercial and commercial real estate loan net charge-offs for the first half of 2002 were $315.5 million (.91 percent of average loans outstanding), compared with $406.1 million (1.04 percent of average loans outstanding) for the first half of 2001. Commercial and commercial real estate loan net charge-offs during the first six months of 2001 included $255.0 million in merger and restructuring-related charge-offs and

Table 6	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Commercial
Commercial	1.14%	.66%	1.19%	1.51%
Lease financing	2.52	.62	2.39	.99

Total commercial	1.32	.66	1.34	1.45
Commercial real estate
Commercial mortgages	.13	—	.16	.30
Construction and development	.02	.14	.07	.09

Total commercial real estate	.10	.04	.14	.24

Residential mortgages	.19	.15	.16	.15
Retail
Credit card	5.23	4.86	5.03	4.51
Retail leasing	.62	.63	.73	.61
Home equity and second mortgages	.77	.66	.81	.78
Other retail	2.24	1.98	2.23	2.11

Total retail	1.93	1.83	1.94	1.85

Total loans	1.16%	.81%	1.18%	1.20%

U.S. Bancorp	13

charge-offs associated with the Company’s accelerated loan workout strategy. Excluding net charge-offs associated with merger and restructuring-related items, commercial and commercial real estate loan net charge-offs were ..91 percent of average loans outstanding for the first six months of 2002, compared with .80 percent for the first six months of 2001. The increase in commercial and commercial real estate loan net charge-offs reflected continued stress in the transportation, manufacturing, communications and technology sectors as well as leveraged enterprise financings.
     Retail loan net charge-offs were $174.4 million and $343.4 million during the second quarter and the first six months of 2002, respectively, compared with $150.1 million and $304.8 million, respectively, for the same periods of 2001. As a percent of average retail loans outstanding, retail loan net charge-offs were 1.93 percent and 1.94 percent, respectively, for the second quarter and the first six months of 2002, compared with 1.83 percent and 1.85 percent, respectively, for the second quarter and the first six months of 2001. Higher net charge-offs were experienced in credit card, home equity and second mortgages and other retail loan categories relative to a year ago driven by the deterioration in economic conditions impacting consumers.

Analysis of Nonperforming Assets Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. Interest payments are typically applied against the principal balance and not recorded as income. At June 30, 2002, nonperforming assets totaled $1,147.7 million, compared with $1,120.0 million at December 31, 2001. The ratio of nonperforming assets to loans and other real estate was 1.00 percent at June 30, 2002, compared with a ratio of .98 percent at December 31, 2001. Nonperforming assets are expected to remain at elevated levels for the remainder of the year and may increase in the third quarter of 2002, primarily related to the telecommunications and cable industry sectors and leveraged enterprise financings. The Company does not expect to see a significant reduction in the level of nonperforming assets until the economy rebounds.

     Accruing loans 90 days or more past due at June 30, 2002, totaled $392.6 million, compared with $462.9 million at December 31, 2001. These loans were not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Retail loans 30 to 89 days or more past due were 2.51 percent of the retail loan portfolio at June 30, 2002, compared with 3.30 percent at December 31, 2001. The percentage of retail loans 90 days or more past due was .74 percent of total retail loans at June 30, 2002, compared with 1.03 percent at December 31, 2001. The improvement in retail loan delinquencies primarily reflected continued focus on collection efforts.

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans and related off-balance sheet items, recent loss experience and other factors, including regulatory guidance and economic conditions.

     The allowance for credit losses was $2,466.4 million (2.15 percent of total loans) at June 30, 2002, compared with $2,457.3 million (2.15 percent of total loans) at December 31, 2001. Several factors were taken into consideration in evaluating the allowance for credit losses including the risk profile, extent of net charge-offs during the quarter, the trends in nonperforming assets, the decline in accruing loans 90 days past due and the improvement in retail delinquencies from the 30 to 89 days category. Management also considers recent changes in economic trends including corporate earnings, unemployment rates, bankruptcies and economic growth since December 31, 2001. The ratio of allowance for credit losses to nonperforming loans was 241 percent at June 30, 2002, relatively unchanged from a coverage ratio of 245 percent at December 31, 2001. The Company has determined that the allowance for credit losses is adequate.

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

Interest Sensitive Revenue Simulation The Company performs simulation analysis to estimate the impact of changes in interest rates on net interest income and

14	U.S. Bancorp

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

Table 7	Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2002	2001

Commercial
Commercial	$549.9	$526.6
Lease financing	202.0	180.8

Total commercial	751.9	707.4
Commercial real estate
Commercial mortgages	133.6	131.3
Construction and development	43.4	35.9

Total commercial real estate	177.0	167.2
Residential mortgages	62.0	79.1
Retail
Retail leasing	.4	6.5
Other retail	33.9	41.1

Total retail	34.3	47.6

Total nonperforming loans	1,025.2	1,001.3
Other real estate	49.8	43.8
Other assets	72.7	74.9

Total nonperforming assets	$1,147.7	$1,120.0

Accruing loans 90 days or more past due (b)	$392.6	$462.9
Nonperforming loans to total loans	.89%	.88%
Nonperforming assets to total loans plus other real estate	1.00	.98

Delinquent Loan Ratios (c)

	June 30,	December 31,
90 days or more past due	2002	2001

Commercial
Commercial	1.53%	1.44%
Lease financing	3.61	3.53

Total commercial	1.79	1.71
Commercial real estate
Commercial mortgages	.78	.73
Construction and development	1.07	.56

Total commercial real estate	.85	.68
Residential mortgages	1.64	1.79
Retail
Credit card	1.76	2.18
Retail leasing	.11	.24
Other retail	.64	.92

Total retail	.74	1.03

Total loans	1.24%	1.28%

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
(c)	Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

U.S. Bancorp	15

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2002	2001	2002	2001

Balance at beginning of period	$2,461.5	$1,729.1	$2,457.3	$1,786.9
Charge-offs
Commercial
Commercial	136.6	86.2	267.6	369.4
Lease financing	45.4	15.3	87.4	44.4

Total commercial	182.0	101.5	355.0	413.8
Commercial real estate
Commercial mortgages	8.3	4.0	18.3	35.5
Construction and development	.5	2.7	2.5	4.1

Total commercial real estate	8.8	6.7	20.8	39.6
Residential mortgages	4.8	4.3	8.9	8.2
Retail
Credit card	79.8	74.7	152.7	139.2
Retail leasing	11.0	8.2	22.7	15.1
Home equity and second mortgages	27.4	22.1	55.2	52.8
Other retail	79.2	73.3	163.4	157.8

Total retail	197.4	178.3	394.0	364.9

Total charge-offs	393.0	290.8	778.7	826.5
Recoveries
Commercial
Commercial	26.0	10.7	36.5	23.6
Lease financing	10.2	6.2	20.1	15.7

Total commercial	36.2	16.9	56.6	39.3
Commercial real estate
Commercial mortgages	2.3	4.2	3.5	7.2
Construction and development	.1	.2	.2	.8

Total commercial real estate	2.4	4.4	3.7	8.0
Residential mortgages	.9	1.0	2.3	1.7
Retail
Credit card	6.4	6.2	12.3	12.9
Retail leasing	2.7	1.2	3.9	1.9
Home equity and second mortgages	2.1	3.4	3.8	7.6
Other retail	11.8	17.4	30.6	37.7

Total retail	23.0	28.2	50.6	60.1

Total recoveries	62.5	50.5	113.2	109.1
Net Charge-offs
Commercial
Commercial	110.6	75.5	231.1	345.8
Lease financing	35.2	9.1	67.3	28.7

Total commercial	145.8	84.6	298.4	374.5
Commercial real estate
Commercial mortgages	6.0	(.2)	14.8	28.3
Construction and development	.4	2.5	2.3	3.3

Total commercial real estate	6.4	2.3	17.1	31.6
Residential mortgages	3.9	3.3	6.6	6.5
Retail
Credit card	73.4	68.5	140.4	126.3
Retail leasing	8.3	7.0	18.8	13.2
Home equity and second mortgages	25.3	18.7	51.4	45.2
Other retail	67.4	55.9	132.8	120.1

Total retail	174.4	150.1	343.4	304.8

Total net charge-offs	330.5	240.3	665.5	717.4

Provision for credit losses	335.0	441.3	670.0	973.7
Losses from loan sales/transfers	—	(214.4)	—	(328.0)
Acquisitions and other changes	.4	—	4.6	.5

Balance at end of period	$2,466.4	$1,715.7	$2,466.4	$1,715.7

Allowance as a percentage of:
Period-end loans	2.15%	1.45%
Nonperforming loans	241	156
Nonperforming assets	215	141
Annualized net charge-offs	186	178

16	U.S. Bancorp

Board of Directors, limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted rate sensitive revenue given a 300 basis point change in interest rates occurring over a 12-month time period. Given the low level of rates, currently the down 300 basis points scenario cannot be computed. In simulations as of June 30, 2002, the interest rate risk position of the Company was relatively neutral as the impact of an upward movement in rates of 300 basis points over a 12-month period resulted in less than 1.0 percent change in net interest income. Given the current low level of rates, the down 300 basis point scenario cannot be computed. At June 30, 2002, the Company was well within policy guidelines.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The amount of market value risk is subject to a limit, approved by the Company’s Board of Directors, of a 15 percent change for an immediate 200 basis point rate shock. Given the low level of rates, currently the down 200 basis point scenario cannot be computed. ALPC reviews other down-rate scenarios to evaluate the impact of falling rates.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. The results of the valuation analysis as of June 30, 2002, were well within policy guidelines.

Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage interest rate risk and to accommodate the business requirements of its customers. To manage its interest rate risk, the Company may enter into interest rate swap agreements and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to

Table 9	Derivative Positions

Asset and Liability Management Positions									Weighted-
	Maturing								Average
									Remaining
								Fair	Maturity
June 30, 2002 (Dollars in Millions)	2002	2003	2004	2005	2006	Thereafter	Total	Value	In Years

Receive fixed/pay floating swaps
Notional amount	$5,273	$736	$473	$1,361	$370	$10,060	$18,273	$449.4	6.25
Weighted-average
Receive rate	4.98%	6.01%	6.86%	6.00%	4.83%	5.85%	5.62%
Pay rate	1.86	1.89	1.87	2.05	1.84	2.10	2.01
Pay fixed/receive floating swaps
Notional amount	$—	$2,200	$2,050	$365	$—	$—	$4,615	$(39.2)	1.67
Weighted-average
Receive rate	—%	1.84%	1.85%	1.98%	—%	—%	1.86%
Pay rate	—	2.74	3.81	4.28	—	—	3.34
Future and forwards	$2,846	$—	$—	$—	$—	$—	$2,846	$(27.7)	$.13
Options	—	—	—	—	45	—	45	—	4.38

Intermediated for Customers
Receive fixed/pay floating swaps
Notional amount	$155	$778	$407	$551	$491	$886	$3,268	$99.0	3.83
Pay fixed/receive floating swaps
Notional amount	155	773	407	551	491	944	3,321	(85.3)	3.92
Basis swaps	—	—	2	—	—	—	2	—	2.18
Options	391	603	74	21	30	73	1,192	—	1.25
Foreign exchange contracts
Purchase	1,110	874	1	—	—	—	1,985	99.7	.25
Sell	1,117	847	1	—	—	—	1,965	(108.9)	.25

U.S. Bancorp	17

fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments.
     The Company acts as an intermediary for interest rate swaps, options, caps, floors and foreign exchange contracts on behalf of customers. The Company minimizes its market and liquidity risks by taking offsetting positions.
     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges are immediately recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items are recorded. Intermediated interest rate swaps, foreign exchange contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in the trading account gains or losses.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $25.8 billion of total notional amount of non-intermediated derivative positions at June 30, 2002, $25.7 billion was designated as either fair value or cash flow hedges of certain variable-rate LIBOR loans, fixed- or floating-rate debt and deposit obligations, trust preferred securities and fixed-rate mortgage loans.
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
     Of the Company’s $339.7 million of accumulated other comprehensive income at June 30, 2002, $71.2 million was related to unrealized gain on derivatives classified as cash flow hedges. The gain will be reclassified from accumulated other comprehensive income into earnings when the related cash flows or transactions occur. The reclassifications from other comprehensive income into interest income are offset by the related hedged item. The Company has determined that the occurrence of these transactions continues to be probable. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2002 and the next 12 months is $9.2 million and $18.3 million, respectively.
     Gains or losses on intermediated derivative positions for customers were not material for the period ending June 30, 2002. The change in the fair value of non-intermediated derivative positions attributed to hedge ineffectiveness was not material for the period ending June 30, 2002.
     Table 9 summarizes information on the Company’s derivative positions at June 30, 2002.

Market Risk Management Market risk is subject to regular monitoring by management. The Company uses a value-at-risk (“VaR”) model to measure and manage market risk in its trading activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40 million at June 30, 2002. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline, broker-dealer activities (including equities, fixed-income, and high-yield securities) and foreign exchange, as estimated by the VaR analysis, was $11.2 million at June 30, 2002.

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

18	U.S. Bancorp

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
     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. ALPC periodically reviews the Company’s ability to meet funding deficiencies due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various Federal Home Loan Banks that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman office for issuing eurodollar time deposits. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short- and medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit.
     Asset securitization and conduits represent another source of funding the Company’s growth through off-balance sheet structures. At June 30, 2002, the Company had two off-balance sheet conduits that hold high-grade assets. The conduits, which are funded by issuing commercial paper, held average assets of $15.9 billion during the second quarter of 2002, including participations in commercial loans, commercial paper and investment securities. The Company provides liquidity facilities to both conduits and credit enhancement to the loan conduit that may be triggered by certain events. Based on the current performance of each structure, the Company does not anticipate that these triggers will occur in the foreseeable future. Included in noninterest income in the second quarter and first six months of 2002 was $40 million and $84 million, respectively, of revenue related to these conduits, including fees for servicing activities, liquidity facilities and credit enhancements.
     At June 30, 2002, the Company had two asset-backed securitizations to fund certain indirect automobile loans and an unsecured small business credit product. The indirect automobile securitization held $271 million in assets at June 30, 2002, compared with $432 million at December 31, 2001. The unsecured small business credit securitization held $497 million in assets at June 30, 2002, compared with $514 million at December 31, 2001. The Company provided credit enhancements in the form of subordination and reserve accounts at the inception of the transactions. The Company’s risk, primarily from losses in the underlying assets, is considered in determining the fair value of the Company’s retained interests in these securitizations. The Company recognized income from residual interests and servicing fees from these securitizations of $15.7 million in the second quarter and $19.5 million in the first six months of 2002.
     With respect to real estate and certain equipment, the Company enters into capital or operating leases to meet its business requirements. Certain operating lease arrangements involve third party lessors that acquire these business assets through leveraged financing structures commonly referred to as “synthetic leases.” At June 30, 2002, synthetic lease structures held real estate assets of $395 million and equipment assets of $47 million, compared with $372.7 million and $41.6 million, respectively at December 31, 2001. The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price.
     Credit, liquidity, operational and legal structural risks exist due to the nature and complexity of asset securitizations and other off-balance sheet structures. ALPC regularly monitors the performance of each off-balance sheet structure in an effort to minimize these risks and ensure compliance with the requirements of these structures. The Company utilizes its credit risk management systems to evaluate the credit quality of underlying assets and regularly forecast cash flows to evaluate any potential impairment of retained interests. Also, regulatory guidelines require consideration of asset securitizations in the determination of risk-based capital ratios.
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

U.S. Bancorp	19

satisfied primarily through dividends from its subsidiaries.
     At June 30, 2002, parent company long-term debt outstanding was $6.6 billion, compared with $6.1 billion at December 31, 2001. The increase in long-term debt was driven by the issuance of $1.0 billion of fixed- and variable-rate medium-term notes, which was partially offset by medium-term note maturities of $374 million during the first six months of 2002. At June 30, 2002, total parent company debt maturing in the remainder of 2002 was $939 million. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was $963 million at June 30, 2002.

Residual Risk Management The Company manages its risk to changes in the value of lease residual assets through disciplined residual setting and valuation at the inception of a lease, diversification of its vehicles, a focus on a longer term vehicle leases, effective end-of-term marketing of off-lease vehicles, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. To reduce the financial impact of potential changes in vehicle residuals, the Company maintains residual value risk insurance. Also, equipment lease originations are subject to the same stringent underwriting standards referred to in the segment captioned “Credit Risk Management.”

     Included in the retail leasing portfolio was approximately $3.1 billion of retail leasing residuals at June 30, 2002, compared with $2.8 billion at December 31, 2001. At June 30, 2002, the commercial leasing portfolio had $988 million of residuals, compared with $985 million at December 31, 2001.

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

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders’ equity was $16.7 billion at June 30, 2002, compared with $16.5 billion at December 31, 2001. The increase was the result of increased corporate earnings, including merger and restructuring-related items and cumulative effect of change in accounting principles, offset by dividends, share buybacks and acquisitions.

     Tangible common equity to assets was 5.7 percent at June 30, 2002, unchanged from December 31, 2001. The tier 1 capital ratio was 7.9 percent at June 30, 2002, compared with 7.7 percent at December 31, 2001. The total risk-based capital ratio was 12.5 percent at June 30, 2002, compared with 11.7 percent at December 31, 2001. The improvement in the total risk-based capital ratio from December 31, 2001, to June 30, 2002, was driven by the issuance of $1.0 billion of fixed-rate subordinated notes during the

20	U.S. Bancorp

first quarter of 2002. The leverage ratio was 7.8 percent at June 30, 2002, compared with 7.7 at December 31, 2001. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.
     On July 17, 2001, the Company’s Board of Directors approved a plan to repurchase 56.4 million shares of the Company’s outstanding common stock in connection with the acquisition of NOVA. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock through 2003. During the first quarter of 2002, the Company repurchased 40.0 million shares of common stock in both public and private transactions related to these authorizations, effectively completing the July 17, 2001, authorization. During the second quarter of 2002, the Company repurchased an additional 4.8 million shares of common stock under the December 2001 plan.

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
     In 2002, the Company changed certain methods for evaluating the performance of the lines of business. The provision for credit losses for each business unit is based on its net charge-offs adjusted for changes in the allowance for credit losses reflecting improvement or deterioration in the risk profile of the business lines’ loan portfolios. In connection with the adoption of SFAS 142, goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. To enhance analysis of core business line results, the amortization of goodwill for all prior periods is now reported within Treasury and Corporate Support. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as trust, asset management and capital markets, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses and regulatory requirements. Merger and restructuring-related items and cumulative effect of change in accounting principles are not recorded within the lines of business.

Wholesale Banking Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $378.9 million of the Company’s net operating earnings in the second quarter of 2002 and $771.7 million in the first six months of 2002, a 5.2 percent decrease and 32.9 percent increase, respectively, over the same periods of 2001.

     Total net revenue declined 3.4 percent from the second quarter of 2001 and 3.3 percent from the first six months of 2001. Net interest income, on a taxable-equivalent basis, decreased 9.7 percent and 10.7 percent, respectively, compared with the second

Table 10	Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2002	2001

Tangible common equity	$9,511	$9,374
As a percent of tangible assets	5.7%	5.7%
Tier 1 capital	$12,628	$12,488
As a percent of risk-weighted assets	7.9%	7.7%
As a percent of adjusted quarterly average assets (leverage ratio)	7.8%	7.7%
Total risk-based capital	$19,937	$19,148
As a percent of risk-weighted assets	12.5%	11.7%

U.S. Bancorp	21

Table 11	Line of Business Financial Performance

	Wholesale			Consumer			Private Client, Trust
	Banking			Banking			and Asset Management

			Percent			Percent			Percent
For the Three Months Ended June 30 (Dollars in Millions)	2002	2001	Change	2002	2001	Change	2002	2001	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$492.7	$545.6	(9.7)%	$820.2	$820.5	—%	$81.5	$78.6	3.7%
Noninterest income	185.3	156.6	18.3	344.2	333.8	3.1	226.9	224.0	1.3

Total net revenue	678.0	702.2	(3.4)	1,164.4	1,154.3	.9	308.4	302.6	1.9
Noninterest expense	107.0	94.8	12.9	414.3	423.8	(2.2)	111.0	102.4	8.4
Other intangible amortization	5.2	6.5	(20.0)	52.5	33.1	58.6	7.9	7.7	2.6
Goodwill amortization	—	—	—	—	—	—	—	—	—

Total noninterest expense	112.2	101.3	10.8	466.8	456.9	2.2	118.9	110.1	8.0

Operating income	565.8	600.9	(5.8)	697.6	697.4	—	189.5	192.5	(1.6)
Provision for credit losses	(29.8)	(27.3)	9.2	73.2	88.3	(17.1)	2.2	4.0	(45.0)

Income before income taxes	595.6	628.2	(5.2)	624.4	609.1	2.5	187.3	188.5	(.6)
Income taxes and taxable-equivalent adjustment	216.7	228.6	(5.2)	227.2	221.7	2.5	68.1	68.6	(.7)

Operating earnings, before merger and restructuring- related items and cumulative effect of change in accounting principles	$378.9	$399.6	(5.2)	$397.2	$387.4	2.5	$119.2	$119.9	(.6)

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles
Net income

Average Balance Sheet Data
Commercial	$32,054	$38,606	(17.0)	$7,366	$8,779	(16.1)	$1,829	$1,726	6.0
Commercial real estate	15,899	17,332	(8.3)	8,501	8,144	4.4	593	578	2.6
Residential mortgages	174	155	12.3	7,775	8,475	(8.3)	237	170	39.4
Retail	165	226	(27.0)	26,635	23,246	14.6	2,030	1,875	8.3

Total loans	48,292	56,319	(14.3)	50,277	48,644	3.4	4,689	4,349	7.8
Goodwill	1,314	1,360	(3.4)	1,720	1,717	.2	289	278	4.0
Other intangible assets	130	146	(11.0)	1,000	721	38.7	232	249	(6.8)
Assets	54,497	63,514	(14.2)	58,387	56,444	3.4	5,730	5,678	.9
Noninterest-bearing deposits	11,966	10,366	15.4	12,549	11,848	5.9	2,330	2,046	13.9
Savings products	4,912	4,111	19.5	35,275	34,270	2.9	4,268	4,516	(5.5)
Time deposits	2,292	2,481	(7.6)	22,905	27,379	(16.3)	489	571	(14.4)

Total deposits	19,170	16,958	13.0	70,729	73,497	(3.8)	7,087	7,133	(.6)
Shareholders’ equity	5,340	6,402	(16.6)	4,698	5,076	(7.4)	1,351	1,407	(4.0)

	Wholesale			Consumer			Private Client, Trust
	Banking			Banking			and Asset Management

			Percent			Percent			Percent
For the Six Months Ended June 30 (Dollars in Millions)	2002	2001	Change	2002	2001	Change	2002	2001	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$986.7	$1,105.3	(10.7)%	$1,619.8	$1,638.4	(1.1)%	$162.1	$154.8	4.7%
Noninterest income	366.3	294.2	24.5	637.9	629.1	1.4	448.0	444.2	.9

Total net revenue	1,353.0	1,399.5	(3.3)	2,257.7	2,267.5	(.4)	610.1	599.0	1.9
Noninterest expense	199.2	196.0	1.6	826.9	849.4	(2.6)	222.9	226.6	(1.6)
Other intangible amortization	10.4	12.5	(16.8)	81.0	60.4	34.1	15.5	15.2	2.0
Goodwill amortization	—	—	—	—	—	—	—	—	—

Total noninterest expense	209.6	208.5	.5	907.9	909.8	(.2)	238.4	241.8	(1.4)

Operating income	1,143.4	1,191.0	(4.0)	1,349.8	1,357.7	(.6)	371.7	357.2	4.1
Provision for credit losses	(69.7)	278.2	*	193.2	200.6	(3.7)	5.9	5.8	1.7

Income before income taxes	1,213.1	912.8	32.9	1,156.6	1,157.1	—	365.8	351.4	4.1
Income taxes and taxable-equivalent adjustment	441.4	332.2	32.9	420.9	421.1	—	133.1	127.9	4.1

Operating earnings, before merger and restructuring- related items and cumulative effect of change in accounting principles	$771.7	$580.6	32.9	$735.7	$736.0	—	$232.7	$223.5	4.1

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles
Net income

Average Balance Sheet Data
Commercial	$32,521	$39,202	(17.0)	$7,477	$8,764	(14.7)	$1,819	$1,714	6.1
Commercial real estate	15,886	17,393	(8.7)	8,506	8,130	4.6	595	575	3.5
Residential mortgages	157	159	(1.3)	7,689	8,684	(11.5)	226	171	32.2
Retail	174	224	(22.3)	26,179	23,597	10.9	1,982	1,842	7.6

Total loans	48,738	56,978	(14.5)	49,851	49,175	1.4	4,622	4,302	7.4
Goodwill	1,347	1,415	(4.8)	1,709	1,731	(1.3)	288	291	(1.0)
Other intangible assets	132	165	(20.0)	892	604	47.7	233	259	(10.0)
Assets	55,233	64,204	(14.0)	58,101	56,577	2.7	5,760	5,662	1.7
Noninterest-bearing deposits	12,119	10,083	20.2	12,450	11,709	6.3	2,315	1,978	17.0
Savings products	4,873	3,750	29.9	35,308	34,121	3.5	4,258	4,466	(4.7)
Time deposits	2,271	2,488	(8.7)	23,346	28,115	(17.0)	473	589	(19.7)

Total deposits	19,263	16,321	18.0	71,104	73,945	(3.8)	7,046	7,033	.2
Shareholders’ equity	5,362	6,507	(17.6)	4,617	4,962	(7.0)	1,352	1,424	(5.1)

*	Not meaningful

22	U.S. Bancorp

Payment			Capital			Treasury and			Consolidated
Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent
2002	2001	Change	2002	2001	Change	2002	2001	Change	2002	2001	Change

$168.4	$145.9	15.4%	$3.8	$9.0	(57.8)%	$123.2	$(24.8)	* %	$1,689.8	$1,574.8	7.3%
406.2	275.5	47.4	194.0	217.5	(10.8)	80.7	68.2	18.3	1,437.3	1,275.6	12.7

574.6	421.4	36.4	197.8	226.5	(12.7)	203.9	43.4	*	3,127.1	2,850.4	9.7
161.6	108.7	48.7	180.9	195.5	(7.5)	369.3	304.1	21.4	1,344.1	1,229.3	9.3
38.8	6.3	*	—	—	—	.3	.4	(25.0)	104.7	54.0	93.9
—	—	—	—	—	—	—	58.6	*	—	58.6	*

200.4	115.0	74.3	180.9	195.5	(7.5)	369.6	363.1	1.8	1,448.8	1,341.9	8.0

374.2	306.4	22.1	16.9	31.0	(45.5)	(165.7)	(319.7)	48.2	1,678.3	1,508.5	11.3
108.1	130.3	(17.0)	—	—	—	181.3	44.7	*	335.0	240.0	39.6

266.1	176.1	51.1	16.9	31.0	(45.5)	(347.0)	(364.4)	4.8	1,343.3	1,268.5	5.9
96.8	64.1	51.0	6.1	11.3	(46.0)	(141.4)	(144.4)	2.1	473.5	449.9	5.2

$169.3	$112.0	51.2	$10.8	$19.7	(45.2)	$(205.6)	$(220.0)	6.5	869.8	818.6	6.3

									(46.7)	(256.3)

									$823.1	$562.3

$2,807	$2,574	9.1	$243	$187	29.9	$128	$(375)	*	$44,427	$51,497	(13.7)
—	—	—	—	—	—	236	297	(20.5)	25,229	26,351	(4.3)
—	—	—	—	—	—	8	10	(20.0)	8,194	8,810	(7.0)
7,291	7,394	(1.4)	1	1	—	45	69	(34.8)	36,167	32,811	10.2

10,098	9,968	1.3	244	188	29.8	417	1	*	114,017	119,469	(4.6)
1,813	298	*	306	311	(1.6)	—	—	—	5,442	3,964	37.3
773	130	*	—	—	—	14	—	*	2,149	1,246	72.5
13,157	10,767	22.2	3,184	3,065	3.9	34,192	25,339	34.9	169,147	164,807	2.6
219	165	32.7	204	164	24.4	(1)	(77)	(98.7)	27,267	24,512	11.2
4	3	33.3	—	—	—	200	499	(59.9)	44,659	43,399	2.9
—	—	—	—	—	—	4,838	8,926	(45.8)	30,524	39,357	(22.4)

223	168	32.7	204	164	24.4	5,037	9,348	(46.1)	102,450	107,268	(4.5)
3,216	1,030	*	437	461	(5.2)	1,433	1,233	16.2	16,475	15,609	5.5

Payment			Capital			Treasury and			Consolidated
Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent
2002	2001	Change	2002	2001	Change	2002	2001	Change	2002	2001	Change

$340.9	$291.9	16.8%	$11.9	$17.7	(32.8)%	$238.8	$(69.0)	* %	$3,360.2	$3,139.1	7.0%
770.8	538.2	43.2	364.6	438.9	(16.9)	176.6	341.7	(48.3)	2,764.2	2,686.3	2.9

1,111.7	830.1	33.9	376.5	456.6	(17.5)	415.4	272.7	52.3	6,124.4	5,825.4	5.1
324.5	215.2	50.8	336.9	389.8	(13.6)	716.1	632.2	13.3	2,626.5	2,509.2	4.7
77.4	12.5	*	—	—	—	.6	—	*	184.9	100.6	83.8
—	—	—	—	—	—	—	126.4	*	—	126.4	*

401.9	227.7	76.5	336.9	389.8	(13.6)	716.7	758.6	(5.5)	2,811.4	2,736.2	2.7

709.8	602.4	17.8	39.6	66.8	(40.7)	(301.3)	(485.9)	38.0	3,313.0	3,089.2	7.2
217.9	217.3	.3	—	—	—	322.7	(96.1)	*	670.0	605.8	10.6

491.9	385.1	27.7	39.6	66.8	(40.7)	(624.0)	(389.8)	(60.1)	2,643.0	2,483.4	6.4
179.0	140.1	27.8	14.4	24.3	(40.7)	(257.2)	(178.1)	(44.4)	931.6	867.5	7.4

$312.9	$245.0	27.7	$25.2	$42.5	(40.7)	$(366.8)	$(211.7)	(73.3)	1,711.4	1,615.9	5.9

									(95.1)	(643.5)
									(37.2)	—

									$1,579.1	$972.4

$2,762	$2,533	9.0	$245	$183	33.9	$78	$(364)	*	$44,902	$52,032	(13.7)
—	—	—	—	—	—	220	306	(28.1)	25,207	26,404	(4.5)
—	—	—	—	—	—	6	9	(33.3)	8,078	9,023	(10.5)
7,301	7,396	(1.3)	1	1	—	42	94	(55.3)	35,679	33,154	7.6

10,063	9,929	1.3	246	184	33.7	346	45	*	113,866	120,613	(5.6)
1,817	307	*	306	331	(7.6)	—	3	*	5,467	4,078	34.1
786	132	*	—	—	—	11	—	*	2,054	1,160	77.1
13,201	10,751	22.8	3,202	3,109	3.0	32,969	23,682	39.2	168,466	163,985	2.7
273	161	69.6	210	162	29.6	8	(39)	*	27,375	24,054	13.8
3	3	—	—	—	—	249	597	(58.3)	44,691	42,937	4.1
—	—	—	—	—	—	4,076	7,701	(47.1)	30,166	38,893	(22.4)

276	164	68.3	210	162	29.6	4,333	8,259	(47.5)	102,232	105,884	(3.4)
3,208	1,024	*	434	480	(9.6)	1,345	1,141	17.9	16,318	15,538	5.0

U.S. Bancorp	23

quarter and the first six months of 2001 as average loans declined $8.0 billion and $8.2 billion over the same periods. The impact of declining average loans on net interest income was offset somewhat by improving spreads on average loan balances and a decrease in the funding cost related to non-earning assets. The decrease in net interest income also reflected the adverse impact of declining interest rates on the funding benefits of customer deposits which was partially offset by the growth in total business deposits of 13.0 percent in the second quarter of 2002 and 18.0 percent in the first six months of 2002 over the same periods of 2001. Additionally, a decline in required capital for Wholesale Banking, driven by lower commercial loan balances and unfunded commitments, reduced the earnings credit in the second quarter and the first six months of 2002, compared with the same periods last year. The decline in commercial loans was due in part to the Company’s decisions in 2001 to tighten credit availability to certain types of lending, industries and customers, and reductions due to asset workout strategies. Also contributing to the decline were the transfers of high credit quality, low margin commercial loans to the loan conduit which reduced the average outstanding commercial loans by $1.1 billion and $2.2 billion, respectively, for the second quarter and the first six months of 2002. Noninterest income increased 18.3 percent in the second quarter of 2002 to $185.3 million and 24.5 percent in the first six months of 2002 to $366.3 million, reflecting core growth in cash management-related fees, driven by lower earnings credit rates and new account growth, an increase in fee income related to the loan conduit and growth in commercial leasing income. Noninterest expense was $112.2 million in the second quarter of 2002, compared with $101.3 million in the same quarter of 2001. The $10.9 million increase in noninterest expense was due in part to equipment financing related write-downs. During the second quarter 2002 and 2001, the provision for credit losses was a net recovery of $29.8 million and $27.3 million, respectively. While provision expense remained relatively flat year-over-year, net charge-offs increased by $62.2 million, offset by improvement in the credit risk profile of the commercial loan portfolio. The improvement in credit quality was driven by the Company’s asset workout strategies, reductions in commitments to certain industries and customers and slightly improving loss ratios. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $397.2 million of the Company’s net operating earnings for the second quarter of 2002 and $735.7 million for the first six months of 2002, a 2.5 percent increase and no change, respectively, over the same periods of 2001.

     Total net revenue was relatively flat in the second quarter of 2002 and in the first six months of 2002, compared with the same periods of 2001. Fee-based revenue grew by 3.1 percent for the second quarter and 1.4 percent for the first six months of 2002, compared with the same periods of 2001, while net interest income remained unchanged and declined 1.1 percent, in the second quarter and the first six months of 2001, respectively. The decrease in net interest income reflected the impact of declining interest rates on the funding benefit of consumer deposits, partially offset by improved spreads related to a favorable change in the mix of earning assets. The decline in the funding benefit of consumer deposits was also offset by a decrease in the funding cost related to non-earning assets, improved loan spreads and an increase in the mortgages held for sale portfolio. The increase in average loan balances of 3.4 percent reflected core retail loan growth of 9.1 percent for the second quarter of 2002, compared with the same period of 2001. The increase in average loans of 1.4 percent for the first six months of 2002 was primarily due to the increase in core retail loan growth offset by the sale of approximately $1.3 billion of home equity and indirect automobile loans in the first quarter of 2001, the securitization of a discontinued unsecured small business product and the divestiture of branches in connection with the merger of Firstar and USBM. The change in average deposits included core growth in noninterest-bearing, interest checking and savings account balances, offset by a reduction in balances associated with time deposits. The decline in lower margin time deposits primarily reflected funding decisions of the Company toward lower cost wholesale funding given the rate environment in late 2001. Fee-based revenue growth for the second quarter of 2002 was driven by an increase in treasury management revenue, mortgage banking servicing revenue, mortgage banking production revenue and investment product revenue, partially offset by lower deposit service charge and insurance revenues and higher end-of-term lease losses. The growth in mortgage banking servicing and production revenue was partially

24	U.S. Bancorp

attributable to the acquisition of Leader in the second quarter of 2002, which contributed $12.4 million in the second quarter of 2002, compared with the same period of 2001. Noninterest expense was $466.8 million in the second quarter of 2002 and $907.9 million in the first six months of 2002, compared with $456.9 million and $909.8 million over the same periods of 2001, respectively. The increase in noninterest expense for the second quarter of 2002 was attributable to the $11.3 million of expenses for the Leader acquisition and higher mortgage servicing rights impairments recognized in second quarter of 2002, partially offset by expense control initiatives. The provision for credit losses decreased $15.1 million (17.1 percent) and $7.4 million (3.7 percent) in the second quarter of 2002 and the first six months of 2002, respectively, compared with the same periods of a year ago. The decrease in the provision primarily reflected improvement in the credit risk profile of the community banking commercial loan portfolios and lower commercial loan net charge-offs. The improvement in credit quality within the community bank was driven by a reduction in loan commitments to certain customers, improving loss ratios and slightly lower levels of nonperforming assets.

Private Client, Trust and Asset Management Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody, and Mutual Fund Services, LLC. The business segment also offers investment management services to several client segments including mutual funds, institutional customers, and private asset management. Private Client, Trust and Asset Management contributed $119.2 million of the Company’s net operating earnings for the second quarter of 2002 and $232.7 million in the first six months of 2002, a .6 percent decrease and 4.1 percent increase, respectively, from the same periods in 2001.

     Total net revenue was $308.4 million in the second quarter of 2002 and $610.1 million in the first six months of 2002, an increase of 1.9 percent, compared to the same periods of 2001. The increase was driven by core loan and deposit growth, partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income increased 1.3 percent, compared with the same quarter for 2001 and .9 percent, compared with the first six months of 2001. Core account growth was approximately 2.8 percent over the second quarter of 2001 and 3.1 percent over the first six months of 2001, contributing $6.2 million and $13.8 million, respectively. This growth was offset by a decrease in the value of assets under management driven by adverse capital market conditions relative to the second quarter of 2001, primarily due to a favorable loss recovery in the second quarter of 2001. Noninterest expense increased $8.8 million (8.0 percent), compared with the second quarter of 2001 but decreased $3.4 million (1.4 percent), compared with the first six months of 2001.

Payment Services Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $169.3 million of the Company’s net operating earnings for the second quarter of 2002 and $312.9 million for the first six months of 2002, a 51.2 percent and 27.7 percent increase, respectively, over the second quarter and the first six months of 2001. The business unit’s financial results were, in part, driven by the impact of the NOVA acquisition completed during the third quarter of 2001.

     Total net revenue was $574.6 million for the second quarter and $1,111.7 million for the first six months of 2002, representing a 36.4 percent and 33.9 percent increase, respectively, over the comparable periods of 2001. Net interest income increased 15.4 percent, while fee-based income increased 47.4 percent over the second quarter of 2001. Net interest income increased 16.8 percent, while fee-based income increased 43.2 percent over the first six months of 2001. Excluding the NOVA acquisition, total net revenue increased approximately 5.6 percent in the second quarter of 2002 and 4.2 percent in the first six months of 2002, compared with the same periods in 2001, primarily due to growth in net interest income of 7.0 percent and 8.7 percent, respectively. Net interest income, excluding NOVA, improved primarily due to an increase in average loans and lower funding costs of the noninterest-bearing corporate card loan portfolio. Noninterest income, excluding NOVA, was up 4.8 percent and 1.6 percent, respectively, for the second quarter and first six months of 2002, primarily due to increases in credit and debit card revenue. Total revenue growth was partially offset by an increase in noninterest expense of $85.4 million (74.3 percent) and $174.2 million (76.5 percent) over the second quarter and the first six months of 2001, respectively, primarily due to the NOVA acquisition. Excluding the impact of the NOVA acquisition, noninterest expense for the division was $8.2 million (8.2 percent) and $14.5 million (7.3 percent) lower, compared with the second quarter and the first six months of 2001,

U.S. Bancorp	25

respectively. The provision for credit losses was $108.1 million in the second quarter of 2002, a decrease of $22.2 million (17.0 percent), compared with the second quarter of 2001. The decrease in provision was primarily a reflection of the improvement in projected loss rates.

Capital Markets Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices. Capital Markets contributed $10.8 million of the Company’s net operating earnings for the second quarter of 2002 and $25.2 million for the first six months of 2002, a 45.2 percent and 40.7 percent decline, respectively, from the second quarter and the first six months of 2001. The unfavorable variance in net operating income from the second quarter and the first six months of 2001 was due to a decline in fees related to trading, investment product fees and commissions, investment banking fees and mark to market valuation adjustments reflecting the recent adverse capital markets conditions. Capital markets activities continued to experience weak sales volumes and lower levels of investment banking and merger and acquisition transactions. Management anticipates continued softness in sales activities and related revenue growth throughout the next several quarters. In response to the adverse market conditions, the Company restructured the division beginning in the second quarter of 2001 to improve the operating model and rationalize the distribution network.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances, and the change in residual allocations associated with the provision for loan losses. It also includes business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded net operating losses of $205.6 million in the second quarter of 2002 and $366.8 million for the first six months of 2002, a 6.5 percent improvement and 73.3 percent decline, respectively, from the comparable periods of 2001. During the second quarter of 2002, total net revenue was $203.9 million, compared with $43.4 million in the second quarter of 2001. The $160.5 million increase was attributable to an increase in net interest income. The increase in net interest income was primarily due to an increase in average investments of $6.7 billion from a year ago and the benefit of changes in the mix of funding during the declining rate environment. Noninterest income decreased $165.1 million during the first six months of 2002, compared with the same period for 2001 with securities gains of $73.3 million and $238.2 million, respectively. Noninterest expense was $369.6 million in the second quarter of 2002, compared with $363.1 million for the same period of 2001. The provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with generally accepted accounting principles in the United States. The provision for credit losses was $181.3 million for the second quarter of 2002 and $322.7 million for the first six months of 2002, compared with $44.7 million and a net recovery of $96.1 million, respectively, for the comparable periods in 2001. The increase in provision expense period over period reflected continued elevated levels of net charge-offs and nonperforming assets on a consolidated level, despite the improving credit risk profile in the other reportable business units which was driven by reductions in higher risk loan commitments and the Company’s workout strategies. Refer to the “Corporate Risk Profile” section for further information on provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

Accounting for Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and will be tested for impairment at least

26	U.S. Bancorp

annually, thereafter. Impairment charges from the initial impairment test were recognized as a “cumulative effect of change in accounting principles” in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.
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
     Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2002	2001

	(Unaudited)
Assets
Cash and due from banks	$7,531	$9,120
Money market investments	1,113	625
Trading account securities	703	982
Investment securities
Held-to-maturity (fair value $296 and $306, respectively)	290	299
Available-for-sale	30,384	26,309
Loans held for sale	1,930	2,820
Loans
Commercial	44,491	46,330
Commercial real estate	25,300	25,373
Residential mortgages	8,107	7,829
Retail	36,672	34,873

Total loans	114,570	114,405
Less allowance for credit losses	2,466	2,457

Net loans	112,104	111,948
Premises and equipment	1,718	1,741
Customers’ liability on acceptances	157	178
Goodwill	5,442	5,459
Other intangible assets	2,176	1,953
Other assets	9,408	9,956

Total assets	$172,956	$171,390

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$31,272	$31,212
Interest-bearing	63,172	65,447
Time deposits greater than $100,000	10,612	8,560

Total deposits	105,056	105,219
Short-term borrowings	9,156	14,670
Long-term debt	33,008	25,716
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,894	2,826
Acceptances outstanding	157	178
Other liabilities	6,035	6,320

Total liabilities	156,306	154,929
Shareholders’ equity
Common stock, par value $0.01 a share authorized: 6/30/02 and 12/31/01 — 4,000,000,000 shares issued: 6/30/02 — 1,972,773,566 shares; 12/31/01 — 1,972,777,763 shares	20	20
Capital surplus	4,875	4,906
Retained earnings	12,756	11,918
Less cost of common stock in treasury: 6/30/02 — 58,593,417 shares; 12/31/01 — 21,068,251 shares	(1,341)	(478)
Other comprehensive income	340	95

Total shareholders’ equity	16,650	16,461

Total liabilities and shareholders’ equity	$172,956	$171,390

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2002	2001	2002	2001

Interest Income
Loans	$1,936.9	$2,426.7	$3,868.8	$5,077.8
Loans held for sale	36.6	25.9	75.8	42.5
Investment securities
Taxable	346.1	287.8	693.9	541.1
Non-taxable	11.7	27.8	24.9	59.0
Money market investments	2.2	7.4	5.5	16.3
Trading securities	9.4	14.1	17.6	30.0
Other interest income	32.7	26.1	51.7	58.1

Total interest income	2,375.6	2,815.8	4,738.2	5,824.8

Interest Expense
Deposits	375.8	783.0	771.3	1,666.7
Short-term borrowings	68.3	124.4	147.2	310.6
Long-term debt	197.9	315.0	371.0	680.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	52.8	35.4	106.6	63.0

Total interest expense	694.8	1,257.8	1,396.1	2,721.0

Net interest income	1,680.8	1,558.0	3,342.1	3,103.8
Provision for credit losses	335.0	441.3	670.0	973.7

Net interest income after provision for credit losses	1,345.8	1,116.7	2,672.1	2,130.1

Noninterest Income
Credit and debit card revenue	131.2	118.8	240.5	227.8
Corporate payment products revenue	82.5	77.4	157.7	156.2
Merchant processing services	144.4	31.4	278.0	61.7
ATM processing services	33.5	33.0	64.4	64.6
Trust and investment management fees	234.9	228.0	459.2	453.0
Deposit service charges	170.2	176.7	322.8	323.2
Cash management fees	104.3	84.9	208.5	161.7
Mortgage banking revenue	75.4	57.0	127.4	105.2
Trading account profits and commissions	49.5	55.8	99.4	127.7
Investment products fees and commissions	107.4	114.2	218.5	239.9
Investment banking revenue	70.5	71.1	123.7	131.3
Commercial product revenue	127.0	105.0	245.9	190.9
Securities gains, net	30.6	31.3	74.7	247.3
Merger and restructuring-related gains	—	62.2	—	62.2
Other	75.9	91.0	143.5	195.8

Total noninterest income	1,437.3	1,337.8	2,764.2	2,748.5

Noninterest Expense
Salaries	607.6	570.5	1,195.9	1,161.0
Employee benefits	91.1	90.7	187.5	198.8
Net occupancy	101.8	101.4	201.9	211.5
Furniture and equipment	77.0	74.9	153.9	151.8
Capitalized software	37.7	33.2	76.1	63.3
Communication	44.1	50.3	89.8	89.0
Postage	44.4	43.8	91.0	90.7
Goodwill	—	58.6	—	126.4
Other intangible assets	104.7	54.0	184.9	100.6
Merger and restructuring-related charges	71.6	252.8	145.8	657.0
Other	340.4	264.5	630.4	543.1

Total noninterest expense	1,520.4	1,594.7	2,957.2	3,393.2

Income before income taxes and cumulative effect of change in accounting principles	1,262.7	859.8	2,479.1	1,485.4
Applicable income taxes	439.6	297.5	862.8	513.0

Income before cumulative effect of change in accounting principles	823.1	562.3	1,616.3	972.4
Cumulative effect of change in accounting principles	—	—	(37.2)	—

Net income	$823.1	$562.3	$1,579.1	$972.4

Earnings Per Share
Income before cumulative effect of change in accounting principles	$.43	$.30	$.84	$.51
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.43	$.30	$.82	$.51

Diluted Earnings Per Share
Income before cumulative effect of change in accounting principles	$.43	$.29	$.84	$.51
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.43	$.29	$.82	$.51

Dividends declared per share	.195	.1875	.39	.375
Average common shares	1,913.2	1,905.3	1,916.5	1,903.2
Average diluted common shares	1,926.9	1,917.2	1,928.5	1,916.4

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2000	1,902,083,434	$19.4	$4,275.6	$11,658.0	$(880.1)	$95.5	$15,168.4
Net income				972.4			972.4
Unrealized gain on securities available for sale						106.4	106.4
Unrealized gain on derivatives						8.9	8.9
Foreign currency translation adjustment						(.5)	(.5)
Reclassification adjustment for gains realized in net income						(247.3)	(247.3)
Income taxes						50.2	50.2

Total comprehensive income							890.1
Cash dividends declared on common stock				(714.9)			(714.9)
Issuance of common and treasury stock	5,475,093	.1	39.1		31.4		70.6
Retirement of treasury stock		(.4)	(823.2)		823.6		—
Shares reserved to meet deferred compensation obligations			.5		(.5)		—
Amortization of restricted stock			42.1				42.1

Balance June 30, 2001	1,907,558,527	$19.1	$3,534.1	$11,915.5	$(25.6)	$13.2	$15,456.3

Balance December 31, 2001	1,951,709,512	$19.7	$4,906.2	$11,918.0	$(478.1)	$95.4	$16,461.2
Net income				1,579.1			1,579.1
Unrealized gain on securities available for sale						490.0	490.0
Unrealized loss on derivatives						(82.9)	(82.9)
Foreign currency translation adjustment						8.2	8.2
Realized gain on derivatives						63.2	63.2
Reclassification adjustment for gains realized in net income						(84.6)	(84.6)
Income taxes						(149.6)	(149.6)

Total comprehensive income							1,823.4
Cash dividends declared on common stock				(741.1)			(741.1)
Issuance of common and treasury stock	7,333,432		(42.2)		171.5		129.3
Purchase of treasury stock	(44,814,685)				(1,032.3)		(1,032.3)
Shares reserved to meet deferred compensation obligations	(48,110)		2.2		(2.2)		—
Amortization of restricted stock			9.0				9.0

Balance June 30, 2002	1,914,180,149	$19.7	$4,875.2	$12,756.0	$(1,341.1)	$339.7	$16,649.5

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,

(Dollars in Millions)
(Unaudited)	2002	2001

Operating Activities
Net cash provided by (used in) operating activities	$4,045.3	$829.0
Investing Activities
Securities
Sales	6,407.3	11,735.3
Maturities	3,094.7	1,377.5
Purchases	(13,076.3)	(16,449.3)
Loans
Sales and securitization	952.6	3,451.0
Purchases	(1,655.0)	(38.5)
Net (increase) decrease in loans outstanding	74.1	(1,469.5)
Net (purchases) sales of bank premises and equipment	(115.1)	(67.6)
Acquisitions, net of cash acquired	(62.7)	—
Divestitures of branches	—	(340.0)
Other, net	(121.8)	(131.7)

Net cash provided by (used in) investing activities	(4,502.2)	(1,932.8)
Financing Activities
Net increase (decrease) in deposits	(154.2)	(1,820.7)
Net increase (decrease) in short-term borrowings	(5,956.9)	2,286.0
Principal payments on long-term debt	(2,391.0)	(3,876.6)
Proceeds from issuance of long-term debt	9,515.0	3,225.0
Proceeds from issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	—	700.0
Proceeds from issuance of common stock	109.1	47.6
Repurchase of common stock	(1,032.3)	—
Cash dividends paid	(733.8)	(511.6)

Net cash provided by (used in) financing activities	(644.1)	49.7

Change in cash and cash equivalents	(1,101.0)	(1,054.1)
Cash and cash equivalents at beginning of period	9,745.3	9,131.6

Cash and cash equivalents at end of period	$8,644.3	$8,077.5

See Notes to Consolidated Financial Statements.

U.S. Bancorp	31

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 11 “Line of Business Financial Performance” on pages 22 and 23 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 2	Accounting Changes

Accounting for Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and will be tested for impairment at least annually, thereafter. Impairment charges from the initial impairment test were recognized as a “cumulative effect of change in accounting principles” in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.

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
     Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

32	U.S. Bancorp

Note 3	Business Combinations

On February 27, 2001, Firstar Corporation (“Firstar”) and the former U.S. Bancorp (“USBM”) merged in a pooling-of-interests transaction and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was exchanged for one share of the Company’s common stock while each share of USBM stock was exchanged for 1.265 shares of the Company’s common stock. The new Company retained the U.S. Bancorp name.

     On July 24, 2001, the Company acquired NOVA Corporation (“NOVA”), a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction, representing total assets acquired of $2.9 billion and total liabilities assumed of $773 million, was accounted for as a purchase. Included in total assets were merchant contracts and other intangibles of $650 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $1.6 billion.
     On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern California with approximately $712 million in deposits and $570 million in assets.
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly owned subsidiary of First Defiance Financial Corp., in a cash transaction. The transaction, representing total assets acquired of $527 million and total liabilities assumed of $446 million, was accounted for as a purchase. Included in total assets were mortgage servicing rights and other intangibles of $173 million and goodwill of $12 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. The purchase agreement allows for an additional payment of up to $5 million if certain performance criteria are met.
     On July 22, 2002, the Company announced a definitive agreement to acquire 57 branches in California from Bay View Bank, a wholly owned subsidiary of Bay View Capital Corporation, in a cash transaction. This acquisition includes approximately $3 billion in retail deposits and small business deposits and $376 million in selected loans, including single-family residential mortgages, home equity loans and small business loans primarily with depository relationships. The transaction is subject to certain conditions but is anticipated to close in the fourth quarter of 2002.
     On August 13, 2002, the Company announced a definitive agreement to acquire the corporate trust business of State Street Bank and Trust Company in a cash transaction valued at $725 million. This business is a leading provider of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. After the acquisition, the Company will be among the nation’s leading providers of a full range of corporate trust products and services. The transaction is subject to certain regulatory approvals and is expected to close in the fourth quarter of 2002.

The following table summarizes acquisitions by the Company completed since January 1, 2001, treating Firstar as the original acquiring company:

(Dollars and Shares in Millions)	Date	Assets (a	)	Deposits	Goodwill and Other Intangibles	Cash Paid/ (Received	)	Shares Issued	Accounting Method

The Leader Mortgage Company, LLC	April 2002	$517		$—	$185	$81		—	Purchase
Pacific Century Bank	September 2001	570		712	134	(43)		—	Purchase
NOVA Corporation	July 2001	949		—	2,231	842		56.9	Purchase
U.S. Bancorp	February 2001	86,602		51,335	—	—		952.4	Pooling

(a)	Assets acquired do not include purchase accounting adjustments.

Note 4	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related items of $145.8 million in the first six months of 2002. In 2002, merger-related items were primarily incurred in connection with the merger of Firstar and USBM, the NOVA acquisition and the Company’s various other acquisitions. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

U.S. Bancorp	33

The components of the merger and restructuring-related items are shown below:

	Six Months Ended
	June 30, 2002

(Dollars in Millions)	USBM	NOVA	Other (a)	Total

Severance and employee-related	$(4.5)	$—	$—	$(4.5)
Systems conversions and integration	122.5	14.0	6.9	143.4
Asset write-downs and lease terminations	32.2	—	—	32.2
Balance sheet restructurings	(28.7)	—	—	(28.7)
Other merger-related items	3.4	—	—	3.4

Total	$124.9	$14.0	$6.9	$145.8

(a)	“Other” primarily includes merger and restructuring-related items pertaining to the Leader, Lyon Financial Services, Inc. and Pacific Century Bank acquisitions.

The Company determines merger and restructuring-related items and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and are regularly evaluated during the integration process.

     Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts has not changed significantly from estimates as of December 31, 2001. In the first quarter of 2002, the Company recognized net curtailment and settlement gains of $9.0 million in connection with changes to certain non-qualified pension plans. Severance and employee-related costs are included in the determination of goodwill for groups of acquired employees identified at closing to be severed. Severance and employee-related costs are recorded as incurred for groups of employees not specifically identified at the time of closing or acquired in business combinations accounted for as “poolings.”
     Systems conversions and integration costs are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and other expenses related to systems conversions and the integration of acquired branches and operations.
     Asset write-downs and lease terminations represent lease termination costs and impairment of assets for redundant office space, branches that will be vacated and equipment disposed of as part of the integration plan. These costs are recognized in the accounting period that contract terminations occur or the asset becomes impaired and is abandoned.
     Balance sheet restructurings primarily represent gains or losses incurred by the Company related to the disposal of certain businesses, products, or customer and business relationships that no longer align with the long-term strategy of the Company. It may also include charges to realign risk management practices related to certain credit portfolios. During the first six months of 2002, the Company recognized asset gains related to the sale of a non-strategic investment in a sub-prime lending business.
     Other merger-related items of $3.4 million primarily represents changes to conform accounting policies implemented at the time of systems conversions related to the merger of Firstar and USBM.

The following table presents a summary of activity with respect to the merger and restructuring-related accruals:

			Piper
(Dollars in Millions)	USBM	NOVA	Restructuring	Other (a)	Total

Balance at December 31, 2001	$124.3	$48.4	$18.1	$14.6	$205.4
Provision charged to operating expense	124.9	14.0	—	6.9	145.8
Additions related to purchase acquisitions	—	.4	—	2.7	3.1
Cash outlays	(189.1)	(15.1)	(6.2)	(12.3)	(222.7)
Noncash write-downs and other	2.3	—	(1.4)	(1.4)	(.5)

Balance at June 30, 2002	$62.4	$47.7	$10.5	$10.5	$131.1

(a)	“Other” primarily includes the acquisitions of Leader, Lyon Financial Services, Inc. and Pacific Century Bank.

34	U.S. Bancorp

The adequacy of the accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The following table presents a summary of activity with respect to the merger of Firstar and USBM:

	Severance	Systems	Asset
	and	Conversions	Write-downs	Balance
	Employee-	and	and Lease	Sheet
(Dollars in Millions)	Related	Integration	Terminations	Restructurings	Other	Total

Balance at December 31, 2001	$88.3	$—	$33.1	$2.1	$.8	$124.3
Provision charged to operating expense	(6.7)	57.6	14.8	(3.8)	2.5	64.4
Cash outlays	(37.6)	(57.6)	(3.1)	—	(.1)	(98.4)
Noncash write-downs and other	9.0	—	(14.5)	3.8	(2.5)	(4.2)

Balance at March 31, 2002	$53.0	$—	$30.3	$2.1	$.7	$86.1
Provision charged to operating expense	2.2	64.9	17.4	(24.9)	.9	60.5
Cash outlays	(21.1)	(64.9)	(4.7)	—	—	(90.7)
Noncash write-downs and other	—	—	(17.5)	24.9	(.9)	6.5

Balance at June 30, 2002	$34.1	$—	$25.5	$2.1	$.7	$62.4

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

	June 30,	December 31,
(Dollars in Millions)	2002	2001

Severance	$46.0	$106.3
Other employee-related costs	3.7	4.7
Lease termination and facility costs	54.0	64.3
Contracts and system write-offs	18.7	18.3
Other	8.7	11.8

Total	$131.1	$205.4

The merger and restructuring-related accrual by significant acquisition or business restructuring was as follows:

	June 30,	December 31,
(Dollars in Millions)	2002	2001

USBM	$62.4	$124.3
NOVA	47.7	48.4
Piper Jaffray Companies, Inc.	10.9	20.8
Leader	2.0	—
Pacific Century Bank	1.8	3.1
Lyon Financial Services, Inc.	1.0	1.0
Other acquisitions	5.3	7.8

Total	$131.1	$205.4

In connection with the merger of Firstar and USBM, management estimates the Company will incur pre-tax merger-related charges of approximately $126.0 million for the remainder of 2002. These are currently estimated to include $71.7 in occupancy and equipment charges (elimination of duplicate facilities and write-offs of equipment), $49.2 million for conversions of systems and consolidation of operations, and $5.1 million in severance and employee-related costs.

     With respect to the NOVA acquisition, the Company expects to incur approximately $54.7 million of additional pre-tax merger-related charges through 2003. In addition, the Company anticipates an additional $9.4 million of pre-tax merger-related expenses in the remainder of 2002 as a result of other acquisitions.

U.S. Bancorp	35

Note 5	Investment Securities

The amortized cost and fair value of held-to-maturity and available-for-sale securities consisted of the following:

	June 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(Dollars in Millions)	Cost	Value	Cost	Value

Held-to-maturity (a)
Mortgage-backed securities	$23	$23	$28	$28
Obligations of state and political subdivisions	267	273	271	278

Total held-to-maturity securities	$290	$296	$299	$306

Available-for-sale (b)
U.S. Treasuries and agencies	$423	$434	$439	$449
Mortgage-backed securities	26,349	26,751	21,937	21,964
Other asset-backed securities	1,715	1,739	2,091	2,064
Obligations of state and political subdivisions	685	705	877	891
Other	797	755	950	941

Total available-for-sale securities	$29,969	$30,384	$26,294	$26,309

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

Note 6	Loans

The composition of the loan portfolio was as follows:

	June 30, 2002		December 31, 2001

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$38,889	33.9%	$40,472	35.4%
Lease financing	5,602	4.9	5,858	5.1

Total commercial	44,491	38.8	46,330	40.5
Commercial real estate
Commercial mortgages	18,875	16.5	18,765	16.4
Construction and development	6,425	5.6	6,608	5.8

Total commercial real estate	25,300	22.1	25,373	22.2
Residential mortgages	8,107	7.1	7,829	6.8
Retail
Credit card	5,699	5.0	5,889	5.1
Retail leasing	5,466	4.8	4,906	4.3
Home equity and second mortgages	13,434	11.7	12,235	10.7
Other retail
Revolving credit	2,638	2.3	2,673	2.3
Installment	2,259	2.0	2,292	2.0
Automobile	5,811	5.1	5,660	5.0
Student	1,365	1.1	1,218	1.1

Total other retail	12,073	10.5	11,843	10.4

Total retail	36,672	32.0	34,873	30.5

Total loans	$114,570	100.0%	$114,405	100.0%

Loans are presented net of unearned interest which amounted to $1.6 billion at June 30, 2002, and December 31, 2001.

36	U.S. Bancorp

Note 7	Intangible Assets

Amortizable intangible assets consisted of the following:

	June 30,	December 31,
(Dollars in Millions)	2002	2001

Merchant processing contracts	$649	$680
Core deposit benefits	490	530
Mortgage servicing rights	656	360
Other identified intangibles	381	383

Total	$2,176	$1,953

Below is the estimated amortization expense for the years ended:

(Dollars in Millions)

Remaining 2002	$188.7
2003	356.7
2004	338.1
2005	324.3
2006	309.9

The following table reflects the changes in the carrying value of goodwill for the six months ended June 30, 2002:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2001	$1,348	$1,706	$289	$1,811	$305	$5,459
Goodwill acquired	25	15	—	2	—	42
Impairment losses	(59)	—	—	—	—	(59)

Balance at June 30, 2002	$1,314	$1,721	$289	$1,813	$305	$5,442

Prior to the adoption of SFAS 142, the Company evaluated goodwill for impairment under a projected undiscounted cash flow model. As a result of the initial impairment test from the adoption of SFAS 142, the Company recognized an impairment loss of $58.8 million resulting in an after-tax loss of $37.2 million in the first quarter of 2002. The impairment was primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. This charge was recognized as a “cumulative effect of change in accounting principles” in the income statement. The fair value of that reporting unit was estimated using the present value of future expected cash flows.

     Of the goodwill acquired in the first six months of 2002, $25 million related to an earn-out provision connected with the acquisition of Oliver-Allen Corporation, Inc. in April of 2000 in Wholesale Banking and $17 million related to the purchase of Leader in Consumer Banking and other miscellaneous purchase accounting adjustments in Consumer Banking and Payment Services.

Note 8	Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights are summarized as follows:

	Six Months Ended	Year Ended
(Dollars in Millions)	June 30, 2002	December 31, 2001

Balance at beginning of period	$360	$229
Rights purchased	203	25
Rights capitalized	169	315
Amortization	(38)	(45)
Rights sold	(24)	(103)
Impairment	(14)	(61)

Balance at end of period	$656	$360

During the second quarter of 2002, the Company purchased $188 million in mortgage servicing rights, primarily resulting from the Leader acquisition, and recognized MSR amortization and impairments of $24 million and $14 million, respectively.

U.S. Bancorp	37

     The fair value of capitalized mortgage servicing rights was $663 million at June 30, 2002, and $360 million at December 31, 2001. At June 30, 2002, the reduction in the current fair value of mortgage servicing rights to immediate 25 and 50 basis point adverse interest rate changes would be approximately $53 million and $118 million, respectively. The Company has purchased principal-only securities that act as a partial economic hedge to this possible adverse interest rate change. The Company serviced $37.1 billion and $22.0 billion of mortgage loans for other investors as of June 30, 2002, and December 31, 2001, respectively.

Note 9	Deposits

The composition of deposits was as follows:

	June 30, 2002		December 31, 2001

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$31,272	29.8%	$31,212	29.7%
Interest-bearing deposits
Savings accounts	4,951	4.7	4,637	4.4
Interest checking	15,168	14.4	15,251	14.5
Money market accounts	23,898	22.8	24,835	23.6

Subtotal	44,017	41.9	44,723	42.5
Time certificates of deposit less than $100,000	19,155	18.2	20,724	19.7
Time deposits greater than $100,000
Domestic	9,250	8.8	7,286	6.9
Foreign	1,362	1.3	1,274	1.2

Total interest-bearing deposits	73,784	70.2	74,007	70.3

Total deposits	$105,056	100.0%	$105,219	100.0%

Note 10	Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

	June 30,	December 31,
(Dollars in Millions)	2002	2001

Fixed-rate subordinated notes (5.70% to 8.35%) — maturities to June 2026	$6,511	$5,746
Medium-term notes (1.99% to 7.50%) — maturities to July 2007	3,841	3,215
Convertible senior notes (1.50%) — due August 2021	1,108	1,100
Federal Home Loan Bank advances (.50% to 8.25%) — maturities to October 2026	9,755	7,196
Bank notes (1.76% to 6.25%) — maturities to November 2005	10,763	7,550
Euro medium-term notes (2.13%) — due April 2004	400	400
Other	630	509

Total	$33,008	$25,716

In February 2002, the Company’s subsidiary U.S. Bank National Association issued $1.0 billion of fixed-rate subordinated notes due February 4, 2014. The interest rate is 6.30% per annum. Also during the first six months of 2002, the Company issued $5.4 billion of medium-term and long-term bank notes, $3.1 billion in long-term Federal Home Loan Bank advances and had debt repayments and maturities of $2.4 billion.

     On August 6, 2002, the Company repurchased for cash approximately $1.4 billion aggregate principal amount at maturity of its convertible senior notes due in 2021 (the “CZARS”), in accordance with the terms of the indenture governing the CZARS. Approximately $76 million in aggregate principal amount at maturity of the CZARS remain outstanding.

38	U.S. Bancorp

Note 11	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The following table is a summary of the Trust Preferred Securities at June 30, 2002:

		Trust
		Preferred			Rate at
	Issuance	Securities	Debentures	Rate	June 30,		Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount	Type (a)	2002	Maturity Date	Date (b)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75	May 2031	May 4, 2006
USB Capital II	April 1998	350	361	Fixed	7.20	April 2028	April 1, 2003
Institutional
Star Capital I	June 1997	150	155	Variable	2.65	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.76	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32	December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09	November 2026	November 15, 2006

(a)	The variable-rate Trust Preferred Securities reprice quarterly.
(b)	Earliest date of redemption.

Note 12	Shareholders’ Equity

At December 31, 2000, the Company had the authority to issue 2 billion shares of common stock and 10 million shares of preferred stock. In connection with the merger of Firstar and USBM, on February 27, 2001, the number of authorized common shares for the Company was increased to 4 billion. Additionally, on February 27, 2001, in connection with the merger of Firstar and USBM, the par value of the Company’s common stock was reduced from $1.25 per share to $.01 per share. The Company had 1,914.2 million and 1,951.7 million shares of common stock outstanding at June 30, 2002, and December 31, 2001, respectively.

     All treasury shares, except those acquired to meet obligations arising from deferred compensation plans, were retired effective February 27, 2001. The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the merger. No shares were repurchased by Firstar or USBM from those dates to February 27, 2001, nor were any shares repurchased by the Company from February 27, 2001, to June 30, 2001. On July 17, 2001, the Company’s Board of Directors approved a plan to repurchase 56.4 million shares of the Company’s outstanding common stock to replace shares issued in connection with the acquisition of NOVA. On December 18, 2001, the Company’s Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock through 2003. During the first quarter of 2002, the Company repurchased 40.0 million shares of common stock in both public and private transactions related to these authorizations, effectively completing the July 17, 2001, authorization. During the second quarter of 2002, the Company repurchased an additional 4.8 million shares of common stock under the December 2001 plan.

U.S. Bancorp	39

Note 13	Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2002	2001

Income before cumulative effect of change in accounting principles	$823.1	$562.3	$1,616.3	$972.4
Cumulative effect of change in accounting principles	—	—	(37.2)	—

Net income	$823.1	$562.3	$1,579.1	$972.4

Weighted average common shares outstanding	1,913.2	1,905.3	1,916.5	1,903.2
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	13.7	11.9	12.0	13.2

Weighted average dilutive common shares outstanding	1,926.9	1,917.2	1,928.5	1,916.4

Earnings per share
Income before cumulative effect of change in accounting principles	$.43	$.30	$.84	$.51
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.43	$.30	$.82	$.51

Diluted earnings per share
Income before cumulative effect of change in accounting principles	$.43	$.29	$.84	$.51
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.43	$.29	$.82	$.51

Note 14	Income Taxes

The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2002	2001	2002	2001

Federal
Current	$299.7	$220.8	$631.2	$325.1
Deferred	101.4	39.1	158.5	121.1

Federal income tax	401.1	259.9	789.7	446.2
State
Current	26.9	23.3	49.9	51.3
Deferred	11.6	14.3	23.2	15.5

State income tax	38.5	37.6	73.1	66.8

Total income tax provision	$439.6	$297.5	$862.8	$513.0

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2002	2001	2002	2001

Tax at statutory rate (35%)	$442.0	$300.9	$867.7	$519.9
State income tax, at statutory rates, net of federal tax benefit	25.0	24.4	48.6	43.4
Tax effect of
Tax-exempt interest, net	(7.5)	(11.2)	(14.1)	(23.2)
Amortization of nondeductible goodwill	—	22.8	—	45.6
Tax credits	(21.7)	(17.4)	(42.5)	(35.0)
Nondeductible merger charges	2.1	14.0	2.1	49.0
Other items	(.3)	(36.0)	1.0	(86.7)

Applicable income taxes	$439.6	$297.5	$862.8	$513.0

The Company’s net deferred tax liability was $900.0 million at June 30, 2002, and $573.2 million at December 31, 2001.

40	U.S. Bancorp

Note 15	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

	Six Months Ended
	June 30,

(Dollars in Millions)	2002	2001

Acquisitions and divestitures
Assets acquired (sold)	$534.6	$(369.7)
Liabilities (assumed) sold	(446.2)	771.1

Net	$88.4	$401.4

Money Market Investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	June 30,	December 31,
(Dollars in Millions)	2002	2001

Interest-bearing deposits	$100	$104
Federal funds sold	760	123
Securities purchased under agreements to resell	253	398

Total money market investments	$1,113	$625

Transfers and Servicing of Financial Assets The Company transferred $32.1 billion and $30.9 billion of high credit quality, low margin commercial loans to the conduit, Stellar Funding Group, Inc., in the first six months of 2002 and 2001, respectively. The amount of these transfers are reported on a gross basis representing new participations and the renewal of participations. The amount of loan transfers net of repayments was approximately $(1.5) billion and $1.6 billion in the first six months of 2002 and 2001, respectively.

U.S. Bancorp	41

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates

	For the Three Months Ended June 30,

	2002			2001

			Yields			Yields	% Change
(Dollars in Millions)			and			and	Average
(Unaudited)	Balance	Interest	Rates	Balance	Interest	Rates	Balance

Assets
Money market investments	$779	$2.2	1.09%	$637	$7.4	4.62%	22.3%
Trading account securities	1,022	10.1	3.96	769	14.9	7.72	32.9
Taxable securities	27,051	346.1	5.12	19,064	287.8	6.04	41.9
Non-taxable securities	965	16.5	6.87	2,193	40.1	7.32	(56.0)
Loans held for sale	2,142	36.6	6.84	1,500	25.9	6.92	42.8
Loans
Commercial	44,427	670.0	6.05	51,497	952.6	7.42	(13.7)
Commercial real estate	25,229	403.4	6.41	26,351	517.3	7.87	(4.3)
Residential mortgages	8,194	147.1	7.18	8,810	171.6	7.80	(7.0)
Retail	36,167	719.9	7.98	32,811	788.9	9.64	10.2

Total loans	114,017	1,940.4	6.82	119,469	2,430.4	8.16	(4.6)

Other earning assets	1,665	32.7	7.88	1,657	26.1	6.29	.5
Allowance for credit losses	2,546			1,764			44.3

Total earning assets (a)	147,641	2,384.6	6.47	145,289	2,832.6	7.81	1.6
Other assets	24,052			21,282			13.0

Total assets	$169,147			$164,807			2.6

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,267			$24,512			11.2
Interest-bearing deposits
Interest checking	15,318	25.4	.67	13,846	55.2	1.60	10.6
Money market accounts	24,384	76.3	1.26	25,020	199.0	3.19	(2.5)
Savings accounts	4,957	6.6	.54	4,533	11.6	1.03	9.4
Time certificates of deposit less than $100,000	19,653	192.8	3.93	23,933	327.2	5.48	(17.9)
Time deposits greater than $100,000	10,871	74.7	2.76	15,424	190.0	4.94	(29.5)

Total interest-bearing deposits	75,183	375.8	2.00	82,756	783.0	3.79	(9.2)
Short-term borrowings	11,650	68.3	2.35	11,094	124.4	4.49	5.0
Long-term debt	30,152	197.9	2.63	24,202	315.0	5.22	24.6
Company-obligated mandatorily redeemable preferred securities	2,866	52.8	7.39	1,825	35.4	7.78	57.0

Total interest-bearing liabilities	119,851	694.8	2.32	119,877	1,257.8	4.21	—
Other liabilities	5,554			4,809			15.5
Shareholders’ equity	16,475			15,609			5.5

Total liabilities and shareholders’ equity	$169,147			$164,807			2.6%

Net interest income		$1,689.8			$1,574.8

Gross interest margin			4.15%			3.60%

Gross interest margin without taxable-equivalent increments			4.13			3.55

Percent of Earning Assets
Interest income			6.47%			7.81%
Interest expense			1.88			3.47

Net interest margin			4.59			4.34

Net interest margin without taxable-equivalent increments			4.57%			4.29%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

(a)	Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

42	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates

	For the Six Months Ended June 30,

	2002			2001

			Yields			Yields	% Change
(Dollars in Millions)			and			and	Average
(Unaudited)	Balance	Interest	Rates	Balance	Interest	Rates	Balance

Assets
Money market investments	$746	$5.5	1.47%	$685	$16.3	4.78%	8.9%
Trading account securities	963	18.6	3.87	752	31.2	8.29	28.1
Taxable securities	26,304	693.9	5.28	17,233	541.1	6.28	52.6
Non-taxable securities	1,021	35.2	6.91	2,342	85.4	7.29	(56.4)
Loans held for sale	2,248	75.8	6.75	1,203	42.5	7.07	86.9
Loans
Commercial	44,902	1,340.2	6.01	52,032	2,025.0	7.84	(13.7)
Commercial real estate	25,207	810.6	6.48	26,404	1,070.4	8.17	(4.5)
Residential mortgages	8,078	290.9	7.22	9,023	353.1	7.84	(10.5)
Retail	35,679	1,433.9	8.10	33,154	1,637.0	9.94	7.6

Total loans	113,866	3,875.6	6.86	120,613	5,085.5	8.49	(5.6)

Other earning assets	1,649	51.7	6.33	1,753	58.1	6.68	(5.9)
Allowance for credit losses	2,540			1,792			41.7

Total earning assets (a)	146,797	4,756.3	6.52	144,581	5,860.1	8.15	1.5
Other assets	24,209			21,196			14.2

Total assets	$168,466			$163,985			2.7

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,375			$24,054			13.8
Interest-bearing deposits
Interest checking	15,236	51.7	.68	13,787	125.6	1.84	10.5
Money market accounts	24,589	151.9	1.25	24,635	444.9	3.64	(.2)
Savings accounts	4,866	13.1	.54	4,515	24.3	1.09	7.8
Time certificates of deposit less than $100,000	20,056	407.2	4.09	24,629	689.7	5.65	(18.6)
Time deposits greater than $100,000	10,110	147.4	2.94	14,264	382.2	5.40	(29.1)

Total interest-bearing deposits	74,857	771.3	2.08	81,830	1,666.7	4.11	(8.5)
Short-term borrowings	13,099	147.2	2.27	12,105	310.6	5.17	8.2
Long-term debt	28,311	371.0	2.64	23,921	680.7	5.73	18.4
Company-obligated mandatorily redeemable preferred securities	2,852	106.6	7.54	1,615	63.0	7.87	76.6

Total interest-bearing liabilities	119,119	1,396.1	2.36	119,471	2,721.0	4.59	(.3)
Other liabilities	5,654			4,922			14.9
Shareholders’ equity	16,318			15,538			5.0

Total liabilities and shareholders’ equity	$168,466			$163,985			2.7%

Net interest income		$3,360.2			$3,139.1

Gross interest margin			4.16%			3.56%

Gross interest margin without taxable-equivalent increments			4.14			3.51

Percent of Earning Assets
Interest income			6.52%			8.15%
Interest expense			1.92			3.79

Net interest margin			4.60			4.36

Net interest margin without taxable-equivalent increments			4.58%			4.31%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

(a)	Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

U.S. Bancorp	43

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     12 Computation of Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K

     During the six months ended June 30, 2002, the Company filed the following current reports on Form 8-K:

•	Form 8-K dated April 16, 2002, relating to the Company’s first quarter 2002 financial results.
•	Form 8-K dated July 17, 2002, relating to the Company’s second quarter 2002 financial results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

44	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

	Three Months Ended	Six Months Ended
	June 30,	June 30,

(Dollars in Millions)	2002	2002

Earnings
1. Income before cumulative effect of change in accounting principles	$823.1	$1,616.3
2. Applicable income taxes	439.6	862.8

3. Income before income taxes and cumulative effect of change in accounting principles (1 + 2)	$1,262.7	$2,479.1

4. Fixed charges:
a. Interest expense excluding interest on deposits	$319.0	$624.8
b. Portion of rents representative of interest and amortization of debt expense	19.7	39.1

c. Fixed charges excluding interest on deposits (4a + 4b)	338.7	663.9
d. Interest on deposits	375.8	771.3

e. Fixed charges including interest on deposits (4c + 4d)	$714.5	$1,435.2

5. Amortization of interest capitalized	$—	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	1,601.4	3,143.0
7. Earnings including interest on deposits (3 + 4e + 5)	1,977.2	3,914.3
8. Fixed charges excluding interest on deposits (4c)	338.7	663.9
9. Fixed charges including interest on deposits (4e)	714.5	1,435.2

Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/ line 8)	4.73	4.73
11. Including interest on deposits (line 7/ line 9)	2.77	2.73

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

Corporate Information

Executive Offices

U.S. Bancorp

225 South Sixth Street
Minneapolis, Minnesota 55402

After August 2002:

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

Mail. At your request, we will mail to you our quarterly earnings news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports. To be added to U.S. Bancorp’s mailing list for quarterly earnings news releases or to request other information, please contact:

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

       U.S. Bancorp
       Member FDIC

This report has been produced on recycled paper.