Form 10-Q
period 2002-09-30
US BANCORP \DE\
filed 2002-11-15
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the transition period from (not applicable)

Commission file number 1-6880

U.S. BANCORP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0255900 (I.R.S. Employer Identification Number)

800 Nicollet Mall

Minneapolis, Minnesota 55402
(Address of principal executive offices and Zip Code)

612-973-1111

(Registrant’s telephone number, including area code)

225 South Sixth Street

Minneapolis, Minnesota 55402
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2002 1,915,562,985 shares

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1) Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
a)	Overview	3
b)	Statement of Income Analysis	8
c)	Balance Sheet Analysis	16
d)	Accounting Changes	34
e)	Critical Accounting Policies	34
f)	Controls and Procedures (Item 4)	36
2) Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
a)	Overview	17
b)	Credit Risk Management	17
c)	Interest Rate Risk Management	21
d)	Market Risk Management	24
e)	Liquidity Risk Management	24
f)	Residual Risk Management	26
g)	Operational Risk Management	26
h)	Capital Management	27
3) Line of Business Financial Review		27
4) Financial Statements (Item 1)		37

Part II — Other Information
1) Exhibits and Reports on Form 8-K (Item 6)		55
2) Signature		55
3) CEO and CFO Certifications		56
4) Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges		Inside Back Cover

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of the Company. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in U.S. Bancorp’s (the “Company”) reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; and (viii) capital investments in the Company’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Financial Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	Change	2002	2001	Change

Operating earnings (a)	$ 906.2	$ 149.7	* %	$2,617.6	$1,765.6	48.3%
Merger and restructuring-related items (after-tax)	(45.9)	(111.0)		(141.0)	(754.5)
Cumulative effect of change in accounting principles (after-tax)	—	—		(37.2)	—

Net income	$ 860.3	$ 38.7	*	$2,439.4	$1,011.1	*

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$ .45	$ .02	* %	$1.29	$.53	* %
Diluted earnings per share before cumulative effect of change in accounting principles	.45	.02	*	1.29	.52	*
Earnings per share	.45	.02	*	1.27	.53	*
Diluted earnings per share	.45	.02	*	1.27	.52	*
Dividends declared per share	.195	.1875	4.0	.585	.5625	4.0
Book value per share	9.15	8.54	7.1
Market value per share	18.58	22.18	(16.2)
Average shares outstanding	1,915.0	1,952.7	(1.9)	1,916.0	1,919.9	(.2)
Average diluted shares outstanding	1,923.3	1,965.4	(2.1)	1,926.7	1,932.9	(.3)

Financial Ratios
Return on average assets	1.97%	.09%		1.92%	.82%
Return on average equity	19.8	.9		19.6	8.4
Net interest margin (taxable-equivalent basis)	4.61	4.40		4.60	4.37
Efficiency ratio	51.6	54.6		49.8	58.3

Financial Ratios Excluding Merger and Restructuring-Related Items and Cumulative Effect of Change in Accounting Principles (a)
Return on average assets	2.08%	.35%		2.06%	1.43%
Return on average equity	20.8	3.5		21.0	14.7
Efficiency ratio	49.4	49.5		47.5	49.2
Banking efficiency ratio (b)	46.1	45.7		44.0	44.7

Average Balances
Loans	$114,664	$117,414	(2.3)%	$114,135	$119,535	(4.5)%
Loans held for sale	2,264	2,482	(8.8)	2,256	1,634	38.1
Investment securities	30,219	22,951	31.7	28,300	20,712	36.6
Earning assets	150,336	145,828	3.1	147,992	145,001	2.1
Assets	173,067	167,451	3.4	170,017	165,148	2.9
Noninterest-bearing deposits	28,838	25,106	14.9	27,872	24,408	14.2
Deposits	104,912	105,231	(.3)	103,139	105,663	(2.4)
Short-term borrowings	9,641	12,662	(23.9)	11,934	12,293	(2.9)
Long-term debt	32,089	25,058	28.1	29,584	24,304	21.7
Total shareholders’ equity	17,275	16,945	1.9	16,640	16,012	3.9

	September 30, 2002	December 31, 2001

Period End Balances
Loans	$115,934	$114,405	1.3%
Allowance for credit losses	2,461	2,457	.2
Investment securities	28,494	26,608	7.1
Assets	174,006	171,390	1.5
Deposits	107,426	105,219	2.1
Long-term debt	31,685	25,716	23.2
Total shareholders’ equity	17,518	16,461	6.4
Regulatory capital ratios
Tangible common equity	6.1%	5.7%
Tier 1 capital	8.1	7.7
Total risk-based capital	12.6	11.7
Leverage	7.9	7.7

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Without investment banking and brokerage activity.
*	Not meaningful

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp (the “Company”) reported net income of $860.3 million for the third quarter of 2002, or $.45 per diluted share, compared with $38.7 million, or $.02 per diluted share, for the third quarter of 2001. Return on average assets and return on average equity were 1.97 percent and 19.8 percent, respectively, for the third quarter of 2002, compared with ..09 percent and .9 percent, respectively, for the third quarter of 2001. Net income includes after-tax merger and restructuring-related items of $45.9 million ($70.4 million on a pre-tax basis) for the third quarter of 2002, compared with $111.0 million ($163.1 million on a pre-tax basis) for the third quarter of 2001. For the third quarter of 2002, total merger and restructuring-related items on a pre-tax basis included $58.2 million of net expenses associated with the merger of Firstar Corporation (“Firstar”) and the former U.S. Bancorp (“USBM”) and $12.2 million associated with the acquisition of NOVA Corporation (“NOVA”) and other smaller acquisitions. For the third quarter of 2001, merger and restructuring-related items, on a pre-tax basis, included $125.6 million of noninterest expenses and $14.3 million of provision for credit losses associated with the merger of Firstar and USBM. The third quarter of 2001 merger and restructuring-related items also included $17.6 million of expense for restructuring operations of U.S. Bancorp Piper Jaffray and $5.6 million related to the acquisition of NOVA and other acquisitions.

     The Company reported operating earnings (net income excluding merger and restructuring-related items and cumulative effect of change in accounting principles) of $906.2 million for the third quarter of 2002, compared with $149.7 million for the third quarter of 2001. Operating earnings of $.47 per diluted share for the third quarter of 2002 were $.39 higher than the third quarter of 2001. Return on average assets and return on average equity, excluding merger and restructuring-related items and cumulative effect of change in accounting principles, were 2.08 percent and 20.8 percent, respectively, for the third quarter of 2002, compared with returns of .35 percent and 3.5 percent, respectively, for the third quarter of 2001. On an operating basis, the efficiency ratio (the ratio of expenses to revenues) was 49.4 percent for the third quarter of 2002, compared with 49.5 percent for the third quarter of 2001. On an operating basis, the banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity) was 46.1 percent for the third quarter of 2002, compared with 45.7 percent for the third quarter of 2001. The change in the banking efficiency ratio reflected the impact of acquisitions, growth in core banking operations and the impairment of mortgage servicing rights (“MSRs”) in 2002, offset somewhat by the impact in the third quarter of 2002 of adopting new accounting principles related to business combinations and the amortization of intangibles. Refer to the “Accounting Changes” section for further discussion of the earnings impact of changes in accounting principles.
     The Company’s results for the third quarter of 2002 improved significantly over the same period of 2001, primarily due to credit-related actions taken in the third quarter of 2001 and strong core revenue growth year-over-year despite the current economic conditions. Notable items in the third quarter of 2002 included gains on the sale of securities of $119.0 million, an increase of $59.2 million over the third quarter of 2001, offset by the recognition of $117.7 million of MSR impairment, an increase of $93.0 million over the third quarter of 2001. Net income and operating earnings for the third quarter of 2001 also included a number of significant charges such as an incremental provision for credit losses of $1,025 million ($655 million after-tax), a $36.0 million impairment of commercial and retail leasing residuals and approximately $14.0 million of write-downs of commercial leasing partnerships and repossessed tractor/trailer property. In addition, the Company’s level of earnings for the third quarter of 2001 was less than expected due to a slowdown in capital markets activity and payment processing volumes during the last three weeks of September 2001.
     Total net revenue, on a taxable-equivalent basis, was $3,299.4 million for the third quarter of 2002, compared with $2,928.1 million for the third quarter of 2001, a 12.7 percent increase from a year ago. This growth was comprised of an 8.2 percent increase in net interest income and an 18.2 percent increase in fee-based revenues. Included in total net revenue were net securities gains of $119.0 million and $59.8 million for the third quarter of 2002 and 2001, respectively, an increase of $59.2 million. The increase in net interest income was driven by a $4.5 billion increase in average earning assets and a 21 basis point improvement in the net interest margin. Fee-based revenue growth was primarily due to improvement in mortgage banking

U.S. Bancorp	3

Table 1	Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2002	2001

Condensed Income Statement
Interest income (taxable-equivalent basis)	$2,429.3	$2,719.0	$7,185.6	$8,579.1
Interest expense	688.2	1,109.3	2,084.3	3,830.3

Net interest income (taxable-equivalent basis)	1,741.1	1,609.7	5,101.3	4,748.8
Securities gains, net	119.0	59.8	193.7	307.1
Noninterest income	1,439.3	1,258.6	4,128.8	3,759.8

Total net revenue	3,299.4	2,928.1	9,423.8	8,815.7
Noninterest expense	1,640.3	1,567.5	4,597.5	4,960.7
Provision for credit losses	330.0	1,289.3	1,000.0	2,263.0

Income before taxes and cumulative effect of change in accounting principles	1,329.1	71.3	3,826.3	1,592.0
Taxable-equivalent adjustment	9.3	10.7	27.4	46.0
Income taxes	459.5	21.9	1,322.3	534.9

Income before cumulative effect of change in accounting principles	860.3	38.7	2,476.6	1,011.1
Cumulative effect of change in accounting principles (after-tax)	—	—	(37.2)	—

Net income	$860.3	$38.7	$2,439.4	$1,011.1

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.45	$.02	$1.29	$.53
Diluted earnings per share before cumulative effect of change in accounting principles	.45	.02	1.29	.52
Earnings per share	.45	.02	1.27	.53
Diluted earnings per share	.45	.02	1.27	.52
Dividends declared per share	.195	.1875	.585	.5625
Book value per share	9.15	8.54
Market value per share	18.58	22.18
Average shares outstanding	1,915.0	1,952.7	1,916.0	1,919.9
Average diluted shares outstanding	1,923.3	1,965.4	1,926.7	1,932.9

Financial Ratios
Return on average assets	1.97%	.09%	1.92%	.82%
Return on average equity	19.8	.9	19.6	8.4
Net interest margin (taxable-equivalent basis)	4.61	4.40	4.60	4.37
Efficiency ratio	51.6	54.6	49.8	58.3

Average Balances
Loans	$114,664	$117,414	$114,135	$119,535
Loans held for sale	2,264	2,482	2,256	1,634
Investment securities	30,219	22,951	28,300	20,712
Earning assets	150,336	145,828	147,992	145,001
Assets	173,067	167,451	170,017	165,148
Noninterest-bearing deposits	28,838	25,106	27,872	24,408
Deposits	104,912	105,231	103,139	105,663
Short-term borrowings	9,641	12,662	11,934	12,293
Long-term debt	32,089	25,058	29,584	24,304
Total shareholders’ equity	17,275	16,945	16,640	16,012

	September 30, 2002	December 31, 2001

Period End Balances
Loans	$115,934	$114,405
Allowance for credit losses	2,461	2,457
Investment securities	28,494	26,608
Assets	174,006	171,390
Deposits	107,426	105,219
Long-term debt	31,685	25,716
Total shareholders’ equity	17,518	16,461
Regulatory capital ratios
Tangible common equity	6.1%	5.7%
Tier 1 capital	8.1	7.7
Total risk-based capital	12.6	11.7
Leverage	7.9	7.7

4	U.S. Bancorp

Selected Financial Data — Supplemental Information

Financial Results and Ratios on an Operating Basis	Three Months Ended
(Excluding Merger and Restructuring-Related Items and Cumulative Effect of	September 30,		Nine Months Ended
Change in Accounting Principles) (a)			September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2002	2001

Condensed Income Statement
Interest income (taxable-equivalent basis)	$2,429.3	$2,719.0	$7,185.6	$8,579.1
Interest expense	688.2	1,109.3	2,084.3	3,830.3

Net interest income (taxable-equivalent basis)	1,741.1	1,609.7	5,101.3	4,748.8
Securities gains, net	119.0	59.8	193.7	307.1
Noninterest income	1,439.3	1,258.6	4,128.8	3,697.6

Total net revenue	3,299.4	2,928.1	9,423.8	8,753.5
Noninterest expense	1,569.9	1,418.7	4,381.3	4,154.9
Provision for credit losses	330.0	1,275.0	1,000.0	1,880.8

Income before taxes, merger and restructuring-related items and cumulative effect of change in accounting principles	1,399.5	234.4	4,042.5	2,717.8
Taxable-equivalent adjustment	9.3	10.7	27.4	46.0
Income taxes	484.0	74.0	1,397.5	906.2

Operating earnings	906.2	149.7	2,617.6	1,765.6
Merger and restructuring-related items (after-tax)	(45.9)	(111.0)	(141.0)	(754.5)
Cumulative effect of change in accounting principles (after-tax)	—	—	(37.2)	—

Net income in accordance with GAAP	$860.3	$38.7	$2,439.4	$1,011.1

Financial Ratios
Return on average assets	2.08%	.35%	2.06%	1.43%
Return on average equity	20.8	3.5	21.0	14.7
Efficiency ratio	49.4	49.5	47.5	49.2
Banking efficiency ratio (b)	46.1	45.7	44.0	44.7

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Without investment banking and brokerage activity.

activities, gains on the sale of securities, core banking growth and acquisitions, partially offset by adverse capital markets-related revenue. Excluding the impact of acquisitions and securities gains, revenue growth was 7.4 percent relative to the third quarter of 2001.
     Total noninterest expense was $1,640.3 million in the third quarter of 2002, compared with $1,567.5 million in the third quarter of 2001. Total noninterest expense, before merger and restructuring-related items of $70.4 million in 2002 and $148.8 million in 2001, was $1,569.9 million for the third quarter 2002, compared with $1,418.7 million for the third quarter of 2001. Included in noninterest expense were MSR impairments of $117.7 million and $24.7 million for the third quarter of 2002 and 2001, respectively. The year-over-year increase in total noninterest expense of $151.2 million (10.7 percent), before merger and restructuring-related items, primarily reflected the impact of the MSR impairment, acquisitions and core banking growth, partially offset by the impact to goodwill and other intangible expense with the required adoption of new accounting standards and cost savings from the Company’s ongoing integration efforts. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items.
     The provision for credit losses was $330.0 million for the third quarter of 2002, compared with $1,289.3 million for the third quarter of 2001. The provision for credit losses for the third quarter of 2001 included a $14.3 million merger and restructuring-related charge due to the release of credit quality indemnifications in connection with restructuring a co-branding relationship. The provision for credit losses, excluding merger and restructuring-related items, for the third quarter of 2002 decreased by $945.0 million (74.1 percent) from the third quarter of 2001. The significant year-over-year improvement was driven by an incremental provision for credit losses of $1,025 million taken in the third quarter of 2001 that reflected management’s expectation at the time of a prolonged economic slowdown and recovery. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp	5

     Net income for the first nine months of 2002 was $2,439.4 million, or $1.27 per diluted share, compared with $1,011.1 million, or $.52 per diluted share, for the first nine months of 2001. Return on average assets and return on average equity were 1.92 percent and 19.6 percent, respectively, for the first nine months of 2002, compared with .82 percent and 8.4 percent, respectively, for the first nine months of 2001. Net income for the first nine months of 2002 included after-tax merger and restructuring-related items of $141.0 million ($216.2 million on a pre-tax basis) and a cumulative effect of change in accounting principles of $37.2 million, or $.02 per diluted share, compared with $754.5 million ($1,125.8 million on a pre-tax basis) of merger and restructuring-related items for the first nine months of 2001.
     The Company reported operating earnings (net income excluding merger and restructuring-related items and the cumulative effect of change in accounting principles) of $2,617.6 million for the first nine months of 2002, compared with $1,765.6 million for the first nine months of 2001. Operating earnings of $1.36 per diluted share for the first nine months of 2002 were $.45 (49.5 percent) higher than the first nine months of 2001. Year-to-date return on average assets and return on average equity, excluding merger and restructuring-related items and cumulative effect of change in accounting principles, were 2.06 percent and 21.0 percent, respectively, compared with returns of 1.43 percent and 14.7 percent, respectively, for the first nine months of 2001. Excluding merger and restructuring-related items, the efficiency ratio (the ratio of expenses to revenues) was 47.5 percent for the first nine months of 2002, compared with 49.2 percent for the first nine months of 2001. The banking efficiency ratio (the efficiency ratio without the impact of investment banking and brokerage activity), on an operating basis, was 44.0 percent for the first nine months of 2002, compared with 44.7 percent for the first nine months of 2001. Improvement in the efficiency ratios reflected, in part, the impact in the first nine months of 2002 of adopting the new accounting principles and cost savings from ongoing integration efforts, partially offset by an increase in MSR impairments, incremental operating costs related to acquisitions and expenses resulting from core banking growth. Table 2 provides a reconciliation of operating earnings to net income in accordance with GAAP. Refer to the “Accounting Changes” section for further discussion of the earnings impact of changes in accounting principles.
     The Company’s results for the first nine months of 2002 improved significantly over the same period of 2001, primarily due to credit-related actions taken in the third quarter of 2001 and strong core revenue growth year-over-year despite the current economic conditions. Notable items in the first nine months of 2002 included gains on the sale of securities of $193.7 million, a decrease of $113.4 million, compared with the same period of 2001 and the recognition of $132.0 million of MSR impairment during the first nine months of 2002, an increase of $97.5 million, compared with same period of 2001. Net income and operating earnings for the first nine months of 2001 also included a number of significant items such as $1.2 billion in provision for credit losses representing the incremental third quarter provision of $1,025.0 million and a $160.0 million increase in the first quarter of 2001 in connection with the acceleration of certain workout strategies. Results for the first nine months of 2001 also reflected $36.0 million of leasing residual impairments, $40.2 million of write-downs of commercial leasing partnerships and $22.2 million of asset write-downs of tractor/trailer inventory and other items.
     Total net revenue, on a taxable-equivalent basis, was $9,423.8 million for the first nine months of 2002, compared with $8,815.7 million for the first nine months of 2001, a $608.1 million (6.9 percent) increase from a year ago. Included in total net revenue were merger and restructuring-related gains of $62.2 million for the first nine months of 2001. Total net revenue, on a taxable-equivalent basis, excluding merger and restructuring-related gains, was $9,423.8 million for the first nine months of 2002, compared with $8,753.5 million for the first nine months of 2001, representing a $670.3 million (7.7 percent) increase year-over-year. Total net revenue growth, excluding merger and restructuring-related gains, was comprised of a 7.4 percent increase in net interest income and a 7.9 percent increase in noninterest income. The increase in the net interest income was driven by growth in average earning assets of $3.0 billion and a 23 basis point improvement in net interest margin. Fee-based income increased primarily due to strong mortgage banking activities, core banking growth, the impact of lease residual impairments of $36.0 million taken in 2001 and acquisitions, partially offset by a decline in net securities gains of $113.4 million and lower capital markets-related revenue.
     Total noninterest expense was $4,597.5 million in the first nine months of 2002, compared with $4,960.7 million in the first nine months of 2001. Total noninterest expense, before merger and restructuring-related items of $216.2 million in 2002 and $805.8 million in 2001, was $4,381.3 million for the first nine months 2002, compared with $4,154.9 million

6	U.S. Bancorp

for the first nine months of 2001. The year-over-year increase in operating noninterest expense of $226.4 million (5.4 percent) primarily reflected an increase in MSR impairments of $97.5 million, incremental operating expenses related to acquisitions of approximately $277.2 million and core banking growth. The increases were partially offset by the impact to goodwill and other intangible expense with the required adoption of new accounting standards and cost savings from the Company’s ongoing integration efforts. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items.
     The provision for credit losses was $1,000.0 million for the first nine months of 2002, compared with $2,263.0 million for the first nine months of 2001. The provision for credit losses for the first nine months of 2001 included $382.2 million of merger and restructuring-related items. The provision for credit losses, excluding merger and restructuring-related items, for the first nine months of 2002 decreased by $880.8 million (46.8 percent) from the first nine months of 2001. The significant year-over-year improvement was primarily driven by an incremental provision for credit losses of $1,025 million taken in the third quarter of 2001 that reflected management’s expectation at the time of a prolonged economic slowdown and recovery. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
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

Table 2	Reconciliation of Operating Earnings to Net Income in Accordance with GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2002	2001	2002	2001

Operating earnings (a)	$906.2	$149.7	$2,617.6	$1,765.6
Merger and restructuring-related items
Gains on the sale of branches	—	—	—	62.2
Integration, conversion and other charges	(70.4)	(148.8)	(216.2)	(805.8)
Provision for credit losses (b)	—	(14.3)	—	(382.2)

Pre-tax impact	(70.4)	(163.1)	(216.2)	(1,125.8)
Applicable tax benefit	24.5	52.1	75.2	371.3

Total merger and restructuring-related items (after-tax)	(45.9)	(111.0)	(141.0)	(754.5)
Cumulative effect of change in accounting principles (after-tax)	—	—	(37.2)	—

Net income in accordance with GAAP	$860.3	$38.7	$2,439.4	$1,011.1

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Provision for credit losses in 2001 includes losses of $201.3 million on the disposition of an unsecured small business credit line portfolio, losses of $76.6 million on the sales of high loan-to-value home equity and indirect automobile loan portfolios, $90.0 million of charges to align credit policies and risk management practices, and $14.3 million to restructure a co-branding credit card relationship.

U.S. Bancorp	7

     Operating results for the first nine months of 2001 and 2002 reflected the following transactions accounted for as purchases. On July 24, 2001, the Company acquired NOVA, a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction represented total assets acquired of $2.9 billion and total liabilities assumed of $773 million. Included in total assets were merchant contracts and other intangibles of $650 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $1.6 billion. The goodwill reflects NOVA’s leadership position in the merchant processing market and its ability to provide a technologically superior product that is enhanced by a high level of customer service. U.S. Bancorp believes that these factors, among others, will allow NOVA to generate sufficient positive cash flows from new business in future periods to support the goodwill recorded in connection with the acquisition.
     On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern California with approximately $712 million in deposits and $570 million in assets.
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly owned subsidiary of First Defiance Financial Corp., in a cash transaction. The transaction represented total assets acquired of $527 million and total liabilities assumed of $446 million. Included in total assets were MSRs and other intangibles of $173 million and goodwill of $12 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. The purchase agreement allows for an additional payment of up to $5 million if certain performance criteria are met.
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
     On November 1, 2002, the Company completed its acquisition of 57 branches in California from Bay View Bank, a wholly owned subsidiary of Bay View Capital Corporation, in a cash transaction. This acquisition included approximately $3.3 billion in retail and small business deposits and $338 million in selected loans, including single-family residential mortgages, home equity loans and small business loans primarily with depository relationships.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

STATEMENT OF INCOME ANALYSIS

Net Interest Income The third quarter of 2002 net interest income, on a taxable-equivalent basis, of $1,741.1 million, compared with $1,609.7 million for the third quarter of 2001, represented a $131.4 million (8.2 percent) increase from a year ago. Year-to-date net interest income on a taxable-equivalent basis was $5,101.3 million, compared with $4,748.8 million for the first nine months of 2001. The third quarter and year-to-date average earning assets increased $4.5 billion (3.1 percent) and $3.0 billion (2.1 percent), respectively, over the comparable periods of 2001, primarily driven by increases in the investment portfolio and retail loan growth, partially offset by transfers of high credit quality, low margin commercial loans to Stellar Funding Group, Inc. (the “loan conduit”) and a decline in commercial and commercial real estate loans partially due to current economic conditions. The net interest margin for the third quarter of 2002 was 4.61 percent, compared with 4.40 percent for the third quarter of 2001, while the year-to-date net interest margin increased from 4.37 percent in 2001 to 4.60 percent in 2002. The improvement in the net interest margin reflected the funding benefits of the declining interest rate environment in late 2001, a more favorable funding mix and improving spreads due to product repricing dynamics, a shift in mix toward retail loans and loan conduit transfers, partially offset by lower yields on the investment portfolio.

     Total average loans for the third quarter of 2002 were $2.8 billion (2.3 percent) lower than the third quarter of 2001 and year-to-date average loans were $5.4 billion (4.5 percent) lower than the first nine months of 2001. Strong growth in average retail loans of $3.7 billion and $2.9 billion for the third quarter and first nine months of 2002, respectively, over the same periods of 2001 was more than offset by an overall decline in average commercial and commercial real estate loans of $6.6 billion and $7.8 billion, respectively, over the same periods of 2001. The decline in commercial and commercial real estate loans was primarily driven by softness in loan demand, workout activities and reclassifications and transfers to other loan categories.

8	U.S. Bancorp

Approximately $634 million of the change in average commercial loans year-over-year for the third quarter was due to the transfer of high credit quality, low margin commercial loans to the loan conduit. Also, included in the change in average commercial and commercial real estate loans outstanding in the third quarter of 2002 compared with the third quarter of 2001 was a reclassification of approximately $1.2 billion of commercial loans to the commercial real estate and residential mortgage loan categories in connection with conforming loan classifications at the time of system conversions. Prior quarters were not restated, as it was impractical to determine the extent of reclassification for all periods presented.
     Average investment securities for the third quarter and the first nine months of 2002 were higher by $7.3 billion (31.7 percent) and $7.6 billion (36.6 percent), respectively, compared with the same periods of 2001, reflecting the reinvestment of proceeds from loan sales and declines in commercial and commercial real estate loan balances. During the third quarter and first nine months of 2002, the Company sold $4.6 billion and $10.7 billion, respectively, of fixed-rate securities. A portion of the fixed-rate securities sold was replaced with floating-rate securities in conjunction with the Company’s interest rate risk management strategies.
     Average noninterest-bearing deposits for the third quarter and the first nine months of 2002 were higher by $3.7 billion (14.9 percent) and $3.5 billion (14.2 percent), respectively, than the same periods of 2001. Average interest-bearing deposits for the third quarter and the first nine months of 2002 were lower by $4.1 billion (5.1 percent) and $6.0 billion (7.4 percent), respectively, compared with the same periods of 2001. Growth in average savings products (3.3 percent) for the third quarter of 2002 was more than offset by reductions in the average balances of higher cost time certificates (17.4 percent) and time deposits greater than $100,000 (11.1 percent). The decline in time certificates and time deposits greater than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources given the rate environment.
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 53 and 54 for further information on interest margin detail.

Provision for Credit Losses The provision for credit losses was $330.0 million for the third quarter of 2002, compared with $1,289.3 million for the third quarter of 2001. The provision for credit losses for the third quarter of 2001 included an incremental provision of $1,025 million and a merger-related provision of $14.3 million related to restructuring a co-branding relationship of USBM. The incremental provision for credit losses was taken after extensive reviews of the Company’s commercial portfolio in light of the dramatic world events that occurred in the third quarter of 2001, declining economic conditions, and company-specific trends. This action reflected management’s expectations at the time of a prolonged economic slowdown and recovery. The restructuring charge of

Table 3	Analysis of Net Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in Millions)	2002	2001	Change	2002	2001	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis)	$2,429.3	$2,719.0	$(289.7)	$7,185.6	$8,579.1	$(1,393.5)
Expense on interest-bearing liabilities	688.2	1,109.3	(421.1)	2,084.3	3,830.3	(1,746.0)

Net interest income (taxable-equivalent basis)	$1,741.1	$1,609.7	$131.4	$5,101.3	$4,748.8	$352.5

Net interest income, as reported	$1,731.8	$1,599.0	$132.8	$5,073.9	$4,702.8	$371.1

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	6.43%	7.42%	(.99)%	6.49%	7.90%	(1.41)%
Rate paid on interest-bearing liabilities	2.26	3.67	(1.41)	2.33	4.28	(1.95)

Gross interest margin (taxable-equivalent basis)	4.17%	3.75%	.42%	4.16%	3.62%	.54%

Net interest margin (taxable-equivalent basis)	4.61%	4.40%	.21%	4.60%	4.37%	.23%

Average balances
Investment securities	$30,219	$22,951	$7,268	$28,300	$20,712	$7,588
Loans	114,664	117,414	(2,750)	114,135	119,535	(5,400)
Earning assets	150,336	145,828	4,508	147,992	145,001	2,991
Interest-bearing liabilities	120,758	119,933	825	119,671	119,626	45
Net free funds (a)	29,578	25,895	3,683	28,321	25,375	2,946

(a)	Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

U.S. Bancorp	9

$14.3 million included the release of certain credit quality indemnifications from the original contract. The provision for credit losses, excluding merger and restructuring-related items, for the third quarter of 2002 decreased by $945.0 million (74.1 percent), from the third quarter of 2001 reflecting the incremental provision taken in 2001.
     The provision for credit losses in the first nine months of 2002 was $1,000.0 million, a decrease of $1,263.0 million from $2,263.0 million in the same period of 2001. Included in the provision for credit losses during the first nine months of 2001 were merger and restructuring-related provisions that totaled $382.2 million consisting of: a $90.0 million charge to align risk management practices and charge-off policies and to expedite the transition out of a specific segment of the healthcare industry not meeting the risk profile of the Company; a $76.6 million provision for losses related to the sale of a high loan-to-value home equity portfolio and an indirect automobile loan portfolio; a $201.3 million provision associated with a discontinued unsecured small business product; and a $14.3 million charge related to restructuring a co-branding relationship. Excluding the merger and restructuring-related provision of $382.2 million for the first nine months of 2001, the provision for credit losses for the first nine months of 2002 decreased by $880.8 million over the first nine months of 2001, primarily due to the $1,025 million incremental provision recognized in the third quarter of 2001 and a $160.0 million charge during the first quarter of 2001 in connection with an accelerated workout strategy.
     Refer to the “Corporate Risk Profile” section for further information on provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income during the third quarter of 2002 was $1,558.3 million, an increase of $239.9 million (18.2 percent) from the third quarter of 2001. For the nine months ended September 30, 2002, noninterest income was $4,322.5 million, compared with $4,066.9 million in 2001. During the first nine months of 2001, noninterest income included $62.2 million of merger and restructuring-related gains in connection with the sale of 14 branches representing $771 million in deposits. Also included in noninterest income during the third quarter and first nine months of 2002 were net securities gains of $119.0 million and $193.7, respectively, compared with net securities gains of $59.8 million and $307.1 million for the third quarter and first nine months of 2001, respectively. For the first nine months of 2002, noninterest income, excluding merger and restructuring-related gains, was $4,322.5 million, an increase of $317.8 million (7.9 percent) from the first nine months of 2001.

Table 4	Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(Dollars in Millions)	2002	2001	Change	2002	2001	Change

Credit and debit card revenue	$132.8	$116.8	$16.0	$373.3	$344.6	$28.7
Corporate payment products revenue	87.6	73.1	14.5	245.3	229.3	16.0
Merchant processing services	147.3	108.0	39.3	425.3	169.7	255.6
ATM processing services	36.7	32.8	3.9	101.1	97.4	3.7
Trust and investment management fees	225.2	226.2	(1.0)	684.4	679.2	5.2
Deposit service charges	192.7	170.1	22.6	521.7	495.7	26.0
Cash management fees	105.8	89.7	16.1	314.3	251.4	62.9
Commercial products revenue	125.0	108.7	16.3	370.9	304.3	66.6
Mortgage banking revenue	111.8	60.3	51.5	241.8	165.5	76.3
Trading account profits and commissions	52.6	43.6	9.0	152.0	171.3	(19.3)
Investment products fees and commissions	105.0	108.0	(3.0)	323.5	347.9	(24.4)
Investment banking revenue	35.7	56.9	(21.2)	159.4	188.2	(28.8)
Securities gains, net	119.0	59.8	59.2	193.7	307.1	(113.4)
Other	81.1	64.4	16.7	215.8	253.1	(37.3)

Total operating noninterest income	1,558.3	1,318.4	239.9	4,322.5	4,004.7	317.8
Merger and restructuring-related gains	—	—	—	—	62.2	(62.2)

Total noninterest income	$1,558.3	$1,318.4	$239.9	$4,322.5	$4,066.9	$255.6

10	U.S. Bancorp

     The growth in noninterest income over the third quarter of 2001 was primarily driven by growth in core banking product revenues of $90.6 million (7.5 percent), net securities gains and acquisitions, including NOVA, Pacific Century Bank and Leader, which contributed approximately $54.1 million of the favorable variance. Offsetting these favorable variances was a decline in capital markets-related revenue of $15.2 million reflecting softness in the equity capital markets that has reduced investment banking activities, brokerage transaction volumes and fees determined based on the valuation of assets under management. The growth for the first nine months of 2002 compared with a year ago was driven by similar factors.
     Revenue growth associated with the Company’s core banking products of 7.5 percent for the third quarter of 2002 contributed to the strong growth over the same period of a year ago. Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in the third quarter and the first nine months of 2002, compared with the same periods of 2001, by $34.4 million (15.4 percent) and $48.4 million (7.2 percent), respectively, primarily reflecting growth in sales and card usage. Merchant processing services revenue grew by $39.3 million and $255.6 million for the third quarter and first nine months in 2002, respectively, relative to prior year periods, primarily due to the acquisition of NOVA in July of 2001. Deposit service charges improved in the third quarter and first nine months of 2002 relative to a year ago by $22.6 million (13.3 percent) and $26.0 million (5.2 percent), respectively, primarily due to fee enhancements and new account growth. Cash management fees and commercial products revenue grew by $16.1 million (17.9 percent) and $16.3 million (15.0 percent), respectively, for the third quarter of 2002, and $62.9 million (25.0 percent) and $66.6 million (21.9 percent), respectively, for the first nine months of 2002, compared with the same periods of 2001, primarily driven by changes in the earning credit rate for business deposits, growth in commercial business activities, fees related to loan conduit activities and product enhancements. In addition to the impact of the acquisition of Leader, mortgage banking revenue increased primarily due to higher levels of mortgage originations and sales and loan servicing revenue in the third quarter and the first nine months of 2002, compared with the same periods of 2001. Offsetting these favorable variances were declining capital markets-related revenue of $15.2 million (7.3 percent) and $72.5 million (10.2 percent) for the third quarter and first nine months of 2002, respectively, compared with the same periods of 2001, reflecting softness in the equity capital markets. Somewhat offsetting the reduction in investment products fees and commissions within the Capital Markets group for the third quarter of 2002, was an increase in investment products fees and commissions of $6.3 million year-over-year within the Consumer Banking line of business, reflecting the expansion of investment product sales programs throughout the branch network. Net securities gains increased by $59.2 million (99.0 percent) and decreased $113.4 million (36.9 percent) for the third quarter of 2002 and the first nine months of 2002, respectively, compared with the same periods of 2001. Other fee income was higher in the third quarter of 2002 over the same quarter of 2001 by $16.7 million (25.9 percent), primarily due to a $30.0 million impairment of retail leasing residuals posted in the third quarter of 2001.

Noninterest Expense Third quarter of 2002 noninterest expense was $1,640.3 million, an increase of $72.8 million (4.6 percent) from the third quarter of 2001. During the third quarter of 2002, noninterest expense included $70.4 million of merger and restructuring-related charges, compared with $148.8 million for the third quarter of 2001. Year-to-date noninterest expense was $4,597.5 million, a decrease of $363.2 million (7.3 percent) from the first nine months of 2001. Year-to-date noninterest expense included $216.2 million of merger and restructuring-related charges, compared with $805.8 million for the same period of 2001.

     Excluding merger and restructuring-related charges, noninterest expense for the third quarter of 2002 totaled $1,569.9 million, an increase of $151.2 million (10.7 percent) from the third quarter of 2001. The expense increase reflected an increase in MSR impairments of $93.0 million in 2002, the impact of recent acquisitions and core banking growth. The increase in MSR impairments of $93.0 million reflected the impact of declining mortgage rates on prepayments due to refinancing activities. Recent acquisitions, including NOVA, Pacific Century Bank and Leader, accounted for approximately $60.2 million of the expense increase. In addition, the third quarter of 2002 included an increase to pension costs of approximately $10.0 million. Offsetting the increases in expense were cost savings attributable to the Company’s ongoing integration activities and the impact of adopting new accounting standards relating to business combinations and the amortization of intangibles. Additionally, noninterest expense for the third quarter of 2001 included approximately $14.0 million of write-downs of commercial leasing partnerships and repossessed

U.S. Bancorp	11

tractor/trailer inventory. Refer to the “Pension Plans” section for further information related to the impact of changes in pension plan assumptions.
     On a year-to-date basis, noninterest expense, excluding merger and restructuring-related charges, totaled $4,381.3 million, an increase of $226.4 million (5.4 percent) from the first nine months of 2001. The increase in noninterest expense from a year ago was primarily due to the impact of MSR impairments, incremental pension costs, core expense growth and costs associated with recent acquisitions. Included in noninterest expense for the first nine months of 2002 was $132.0 million in MSR impairments, compared with MSR impairments of $34.5 million for the first nine months of 2001. Recent acquisitions, including NOVA, Pacific Century and Leader, accounted for approximately $277.2 million of the increase for the first nine months of 2002, comprised primarily of increased intangible and personnel expenses. Offsetting these higher costs is the elimination of $188.7 million of goodwill amortization in connection with recently adopted changes in accounting principles. Also, included in noninterest expense for the first nine months of 2001 was $40.2 million of write-downs of commercial leasing partnerships and $22.2 million of asset writedowns of tractor/trailer inventory and other charges.

Pension Plans Because of the long-term nature of pension plans, the accounting for pensions is complex and can be impacted by several factors including accounting methods, investment and funding policies and the plan’s actuarial assumptions. The Company’s pension accounting policy complies with Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pension Plans” (“SFAS 87”) and reflects the long-term nature of benefit obligations and the investment horizon of plan assets. The Company has an established process for evaluating the plans, their performance and significant plan assumptions including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee in evaluating plan objectives, investment policies considering its long-term investment time horizon and asset allocation strategies, funding policies and significant plan assumptions. Although plan assumptions are established annually, the Company may update its analysis on an interim basis in order to be

Table 5	Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(Dollars in Millions)	2002	2001	Change	2002	2001	Change

Salaries	$606.0	$580.3	$25.7	$1,801.9	$1,741.3	$60.6
Employee benefits	93.8	85.4	8.4	281.3	284.2	(2.9)
Net occupancy	103.2	102.5	.7	305.1	314.0	(8.9)
Furniture and equipment	75.7	74.9	.8	229.6	226.7	2.9
Professional services	39.8	23.6	16.2	103.5	84.8	18.7
Advertising and marketing	32.4	28.3	4.1	83.6	93.3	(9.7)
Travel and entertainment	21.0	19.5	1.5	62.2	69.2	(7.0)
Capitalized software	36.8	33.9	2.9	112.9	97.2	15.7
Data processing	29.7	17.6	12.1	81.4	58.9	22.5
Communication	46.6	49.4	(2.8)	136.4	138.4	(2.0)
Postage	44.3	44.7	(.4)	135.3	135.4	(.1)
Printing	20.3	17.8	2.5	59.2	57.2	2.0
Goodwill	—	62.3	(62.3)	—	188.7	(188.7)
Other intangible assets	211.4	84.8	126.6	396.3	185.4	210.9
Other	208.9	193.7	15.2	592.6	480.2	112.4

Total operating noninterest expense	1,569.9	1,418.7	151.2	4,381.3	4,154.9	226.4
Merger and restructuring-related charges	70.4	148.8	(78.4)	216.2	805.8	(589.6)

Total noninterest expense	$1,640.3	$1,567.5	$72.8	$4,597.5	$4,960.7	$(363.2)

Efficiency ratio (a)	51.6%	54.6%		49.8%	58.3%
Efficiency ratio, operating basis (b)	49.4	49.5		47.5	49.2
Banking efficiency ratio, operating basis (b) (c)	46.1	45.7		44.0	44.7

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
(b)	Operating basis represents the efficiency ratios excluding merger and restructuring-related items.
(c)	Without investment banking and brokerage activity.

12	U.S. Bancorp

responsive to significant events that occur during the year, such as plan mergers and amendments.
     As disclosed in the Company’s Annual Report on Form 10-K for 2001, the Company’s pension plan measurement date for purposes of its financial statements is September 30. At the measurement date, plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on match-funding maturities and interest payments of high quality corporate bonds available in the market place to the projected cash flows of the plan as of the measurement date. At September 30, 2002 and 2001, the discount rate approximated the Moody’s Aa corporate bond rate for projected benefit distributions with duration of 11.6 years. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Accounting guidance provided within SFAS 87 has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value ratably over a five-year period. Any unrecognized gains or losses related to changes in the amount of the projected benefit obligation or plan assets resulting from experience different from the assumed discount rate or expected returns and from changes in assumptions are deferred. To the extent an unrecognized gain or loss, excluding the unrecognized asset gain or loss, exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets (“10 percent corridor”), the excess is recognized over the future service periods of active employees. At September 30, 2002 the accumulated unrecognized loss subject to minimum amortization requirements under SFAS 87 for 2003 approximated $173 million and was less than the 10 percent corridor. The total unrecognized asset loss approximated $670 million and will ratably decrease the actuarially derived market-related value of plan assets through 2007. The impact to pension expense of the net unrecognized losses will increase pension costs in each year from 2004 to 2007 by approximately $36.6 million, $41.9 million, $52.3 million and $18.0 million, respectively, during that timeframe. This assumes that the performance of plan assets meets the assumed LTROR. Actual results may vary depending on the performance of plan assets and changes to assumptions required in the future.
     In accordance with its existing practices, the independent pension consultant utilized by the Company updated the analysis of expected rates of return and evaluated peer group data, market conditions and other factors relevant to determining the long-term rate of return assumptions for determining pension costs for 2003. In light of recent market performance and the results of the independent analysis, the Company made a decision to re-measure its pension plans effective in the third quarter of 2002 based on current information with respect to asset values, a reduction in the LTROR, discount rates, census data and other relevant factors. The impact of changes to assumptions for the pension plans is not expected to have a material impact on the financial results of the Company. The funding policy is generally to maintain a funded status sufficient to meet participant benefit obligations. The Company contributed $150.0 million in 2002 to the pension plans in accordance with this policy. Future funding requirements are dependent on the performance of the pension plan but are not expected to have a material impact on the liquidity of the Company. The following table provides a summary of changes in pension plan assumptions as of September 30:

	Combined or Weighted Plan Assumptions				As Reported

					USBM		Firstar
	Preliminary	Revised	Original
	2003	2002 (a)	2002	2001	2001	2000	2001	2000

Expected long-term return on plan assets	9.9%	10.9%	11.9%	11.6%	11.0%	9.5%	12.2%	12.2%
Discount rate in determining benefit obligations	6.8	7.2	7.5	7.9	7.5	7.8	7.5	8.0
Rate of increase in future compensation	3.5	3.5	3.5	4.8	3.5	5.6	3.5	4.0

(a)	The revised weighted rates for 2002 represent a blended rate utilizing the original 2002 assumption for the first six months of 2002 and the preliminary rates for 2003 for the second six months of 2002. The preliminary rates for 2003 represent the most recent information available at the re-measurement date.

U.S. Bancorp	13

As a result of this interim period re-measurement and other factors, the Company expects its total pension cost for 2002 to increase by approximately $1.0 million, reducing the Company’s pension and profit sharing credit from $64.8 million in 2001 to $63.8 million in 2002. Pension costs will increase by $32.4 million related to a reduction in the expected rate of return on the Company’s pension plan assets, utilizing a lower discount rate to determine the projected benefit obligation given the declining rate environment and the impact of changes in employee demographics. Offsetting this increase were a one-time curtailment gain of $9.0 million related to freezing certain benefits of a non-qualified pension plan, a reduction in service costs of $11.9 million related to changes in the pension plans at the time of the plan mergers and a $10.5 million reduction in pension costs associated with establishing a profit sharing plan for employees of U.S. Bancorp Piper Jaffray, Inc. and discontinuing their participation in the defined benefit plan. Contributions to the profit sharing plan in 2002 are expected to be minimal given the lower than planned financial performance of the Capital Markets business line.
     For purposes of determining the periodic pension cost for 2002, the long-term rate of return declined from 12.2 percent for the Firstar pension plan and 11.0 percent for the USBM plan (a blended rate of approximately 11.6 percent) in 2001 to approximately 10.9 percent for 2002. This reflected utilizing a LTROR of 11.9 percent for the first six months of 2002 and 9.9 percent for the remainder of the year. The discount rate declined from 8.0 percent for the Firstar pension plan and 7.8 percent for the USBM pension plan (blended rate of approximately 7.9 percent) to 7.2 percent for 2002. This reflected utilizing a discount rate of 7.5 percent for the first six months of 2002 and 6.8 percent for the remainder of the year. Offsetting these factors somewhat was the expected benefit of merging the defined benefit pension plan of Firstar, which used a Final Average Pay formula for determining pension benefits, with the cash balance pension plan of USBM.
     In 2003, it is estimated that changes to the long-term rate of return and discount rate will increase 2003 pension costs by approximately $27.4 million. Offsetting much of this increase is an expected benefit of approximately $19.0 million associated with lower interest costs related to cash balance accounts and actual changes in employee demographics, such as retirement age. Excluding the impact of the one-time curtailment gain in 2002, the net increase relative to 2002 will be approximately $8.3 million.
     As discussed above, investment and funding policies and related pension plan assumptions can have an impact on the results of the Company. As such, U.S. Bancorp’s Compensation Committee regularly evaluates plan objectives, investment policies considering its long-term investment time horizon and asset allocation strategies, funding policies and significant plan assumptions. The Company’s pension plan objectives include maintaining a funded status sufficient to meet participant benefit obligations over time while reducing long-term funding requirements and pension costs. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The independent consultant performs stochastic modeling that projects numerous outcomes using a broad range of possible scenarios, including a mix of possible rates of inflation and economic growth. Some of the scenarios included are: low inflation and high growth (ideal growth), low inflation and low growth (recession), high inflation and low growth (stagflation), high inflation and high growth (inflationary growth). Starting with current economic information, the model bases its projections on past relationships between inflation, fixed income rates and equity returns when these types of economic conditions have existed over the previous 30 years, both in the U.S. and in foreign countries. Approximately five-hundred different scenarios are modeled and then the results are summarized into percentiles that are utilized to evaluate the potential performance of alternative asset allocation strategies under different scenarios.
     Based on an analysis of historical performance by asset class over any 20-year period since the mid-1940’s, investments in equities have outperformed other investment classes but are subject to higher volatility. While an asset allocation including bonds and other assets generally has lower volatility and may provide protection in a declining interest rate environment, it limits the pension plan’s long-term up-side potential. Given the pension plan’s investment horizon and the

14	U.S. Bancorp

financial viability of the Company to meet its funding objectives, the Committee has determined that an asset allocation strategy investing in 100% equities diversified among various domestic equity categories and international equities is appropriate. The following table provides a summary of asset allocations adopted by the Company compared with a typical asset allocation alternative:

				Expected Returns

				Asset Allocation
						Standard	Typical
Asset Class	Sept 2002	Target (a)		Compound	Average	Deviation	Asset Mix

Domestic Equities
Large Cap	36.8%	36.0%		8.5%	9.9%	18.0%	30%
Mid Cap	20.9	18.0		8.8	10.8	21.1	15
Small Cap	29.3	26.0		9.0	11.5	24.0	15

International Equities	8.8	20.0		8.7	10.8	21.9	10
Fixed Income	—	—					30
Other	4.2	—					—

Total mix or weighted rates	100.0%	100.0%		9.1%	10.7%	18.8%	100.0%

LTROR assumed		9.9	% (b)				8.1%
Standard deviation		18.8%					14.1%
Sharpe ratio (c)		.382					.409

(a)	The target asset allocation was modified slightly from the existing asset allocation at September 30, 2002, to enhance the portfolio’s diversification.
(b)	The LTROR assumed for the target asset allocation strategy of 9.9 percent is based on a range of estimates evaluated by the Company including the compound expected return of 9.1 percent and the average expected return of 10.7 percent.
(c)	The Sharpe ratio is a direct measure of reward-to-risk. The Sharpe ratio for these asset allocation strategies is considered to be within acceptable parameters.

Regardless of the extent of the Company’s analysis of alternative asset allocation strategies, economic scenarios and possible outcomes, plan assumptions developed are subject to imprecision and changes in economic factors. To illustrate, for the period from 1994 to 2001, the actual return on plan assets was 11.3 percent compared with an assumed LTROR of approximately 11.1 percent and an expected compound rate of return of 9.9 percent. As a result of the modeling imprecision and uncertainty, the Company considers a range of potential expected rates of return, economic conditions for several scenarios, historical performance relative to assumed rates of return and asset allocation and LTROR information for a peer group in establishing its assumptions. The Company has considered these factors, but has not established a final LTROR for 2003 and does not anticipate making a decision until additional market data is available, most likely sometime in the second quarter of 2003. The Company plans to use the 9.9 percent LTROR established in the recent re-measurement to initially estimate its periodic pension expense for 2003.

     Because of the subjective nature of plan assumptions, a sensitivity analysis to hypothetical changes in the LTROR and the discount rate is provided below:

			Base
LTROR	7.9%	8.9%	9.9%	10.9%	11.9%

Incremental benefit (cost)	$(40.7)	$(20.4)	$—	$20.4	$40.7
Percent of 2002 annualized net income (a)	(.80)%	(.40)%	—%	.40%	.80%

			Base
Discount rate	4.8%	5.8%	6.8%	7.8%	8.8%

Incremental benefit (cost)	$(49.3)	$(25.2)	$—	$9.9	$26.2
Percent of 2002 annualized net income (a)	(.97)%	(.50)%	—%	.19%	.52%

(a)	Annualized net income is based on actual results for nine months annualized through year-end.

Because of the complexity of forecasting pension plan activities, the accounting methods utilized for pensions, management’s ability to respond to factors impacting the plans and the hypothetical nature of this information, actual changes in periodic pension costs could be significantly different than the information provided in the sensitivity analysis.

Merger and Restructuring-Related Items Earnings in the third quarter of 2002 included pre-tax merger and restructuring-related items of $70.4 million ($45.9 million after-tax), compared with $163.1 million ($111.0 million after taxes) in the same quarter a year ago. Total merger and restructuring-related items for the third quarter of 2002 included $58.2 million of net

U.S. Bancorp	15

expense associated with the Firstar/USBM merger. In addition, $12.2 million of expense was included in the third quarter of 2002 related to the integration of NOVA and other smaller acquisitions. On a year-to-date basis, merger and restructuring-related items, on a pre-tax basis, totaled $216.2 million ($141.0 million after-tax), compared with $1,125.8 million ($754.5 million after-tax) for the same period of 2001.
     Merger and restructuring-related items associated with the Firstar/USBM merger in the third quarter of 2002 were primarily related to systems conversions and integration and asset write-downs and lease terminations. Offsetting a portion of these costs was a mark-to-market recovery associated with the liquidation of U.S. Bancorp Libra’s investment portfolio. The Company exited this business in 2001 and the liquidation efforts are substantively complete. Total merger and restructuring-related items associated with the Firstar/USBM merger are expected to approximate $1.4 billion. In connection with the acquisition of NOVA, the Company anticipates total merger and restructuring-related items of approximately $70 million to be incurred through 2003. Additionally, recently announced acquisitions of 57 branches in California from Bay View Bank and the corporate trust business of State Street Bank and Trust Company will result in approximately $23 million of merger and restructuring-related charges through 2003.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $459.5 million (an effective rate of 34.8 percent) for the third quarter of 2002 and $1,322.3 million (an effective rate of 34.8 percent) for the first nine months of 2002, compared with $21.9 million (an effective rate of 36.1 percent) and $534.9 million (an effective rate of 34.6 percent), respectively, for the same periods of 2001. On an operating basis (excluding the impact of merger and restructuring-related items and the cumulative effect of change in accounting principles), the provision for income taxes was $484.0 million (an effective rate of 34.8 percent) for the third quarter of 2002 and $1,397.5 million (an effective rate of 34.8 percent) for the first nine months of 2002, compared with $74.0 million (an effective rate of 33.1 percent) and $906.2 million (an effective rate of 33.9 percent), respectively, for the same periods of 2001.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $115.9 billion at September 30, 2002, compared with $114.4 billion at December 31, 2001, an increase of $1.5 billion (1.3 percent). The change in total loans was driven by strong retail loan growth, partially offset by a decline in commercial loans due in part to current economic conditions. During the third quarter of 2002, reclassifications between loan categories occurred in connection with conforming loan classifications at the time of system conversions. Prior quarters were not restated, as it was impractical to determine the extent of reclassification for all periods presented. Commercial loans, including lease financing, totaled $43.8 billion at September 30, 2002, compared with $46.3 billion at December 31, 2001, a decrease of $2.5 billion (5.4 percent). The decline was driven by softness in loan demand, workout activities, and reclassifications to other loan categories. Included in the change for commercial loans was a reclassification of approximately $1.2 billion from commercial loans predominately to the commercial real estate and residential mortgages loan categories. The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $26.3 billion at September 30, 2002, compared with $25.4 billion at December 31, 2001, an increase of $.9 billion (3.7 percent). Included in the change in commercial real estate loans was a net reclassification of approximately $.5 billion to the commercial real estate loan category predominately from the commercial loan category. Residential mortgages held in the loan portfolio were $8.4 billion at September 30, 2002, compared with $7.8 billion at December 31, 2001, an increase of $.6 billion (7.8 percent). The change in residential mortgages was driven by the Leader acquisition, an increase in refinancing given the current rate environment and a reclassification of approximately $.7 billion to the residential mortgages category predominately from the commercial loan category, partially offset by residential loan sales during the first nine months of 2002. Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $37.4 billion at September 30, 2002, compared with $34.9 billion at December 31, 2001. The increase of $2.5 billion (7.1 percent) was driven by an increase in home equity lines during the recent declining rate environment and an increase in the retail leasing portfolio. This growth was partially offset by a decline in credit card activity due to seasonality.

16	U.S. Bancorp

Loans Held for Sale At September 30, 2002, loans held for sale, consisting primarily of residential mortgages to be sold in the secondary markets, were $2.6 billion, compared with $2.8 billion at December 31, 2001. The $245 million (8.7 percent) decrease primarily reflected improvement in inventory turn related to residential mortgage loans, partially offset by strong mortgage loan origination volume in connection with refinancing activity during the third quarter of 2002 given declining interest rates for residential mortgage loans.

Investment Securities At September 30, 2002, investment securities, both available-for-sale and held-to-maturity, totaled $28.5 billion, compared with $26.6 billion at December 31, 2001. The $1.9 billion (7.1 percent) increase reflected the reinvestment of proceeds from loan sales and declines in commercial and commercial real estate loan balances. During the third quarter and first nine months of 2002, the Company sold $4.6 billion and $10.7 billion, respectively, of fixed-rate securities. A portion of the fixed-rate securities sold was replaced with floating-rate securities in conjunction with the Company’s interest rate risk management strategies. At September 30, 2002, approximately 27.0 percent of the investment securities portfolio represented adjustable rate financial instruments compared with 15.6 percent as of December 31, 2001.

Deposits Total deposits were $107.4 billion at September 30, 2002, compared with $105.2 billion at December 31, 2001, an increase of $2.2 billion (2.1 percent). The increase in total deposits was the result of continued desire by customers to maintain liquidity, specific deposit gathering initiatives and funding decisions during the third quarter of 2002. Noninterest-bearing deposits were $32.2 billion at September 30, 2002, compared with $31.2 billion at December 31, 2001, an increase of $1.0 billion (3.1 percent). Interest-bearing deposits totaled $75.2 billion at September 30, 2002, compared with $74.0 billion at December 31, 2001, an increase of $1.2 billion (1.7 percent). The increase in interest-bearing deposits was driven by increases in time deposits greater than $100,000 (35.5 percent), savings accounts (5.7 percent), interest checking (2.7 percent) and money market accounts (1.7 percent), partially offset by a decline in the higher cost time certificates of deposits less than $100,000 (14.0 percent). The decline in time certificates of deposits less than $100,000 reflected a shift in product mix toward savings products and funding decisions toward more favorably priced wholesale funding sources given the current interest rate environment.

Borrowings Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $7.5 billion at September 30, 2002, compared with $14.7 billion at December 31, 2001. The decrease of $7.2 billion (48.9 percent) in short-term borrowings reflected the impact of funding earning assets through growth in deposits and a shift toward longer-term funding sources. Long-term debt was $31.7 billion at September 30, 2002, compared with $25.7 billion at December 31, 2001. The $6.0 billion (23.2 percent) increase in long-term debt included the issuance of $1.0 billion of fixed-rate subordinated notes in February 2002, the issuance of $6.5 billion of medium-term notes and bank notes and the issuance of $3.1 billion of long-term Federal Home Loan Bank advances during the first nine months of 2002. The issuance of long-term debt was partially offset by repayments and maturities of $5.2 billion during the first nine months of 2002 including the repurchase on August 6, 2002, of approximately $1.1 billion accreted value of the Company’s convertible senior notes (the “CZARS”) due to mature in 2021. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, interest rate, market and liquidity. The Company also has exposure related to changes in residual valuations and ongoing operational activities. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading account and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors and borrowers. Residual risk is the potential reduction in the “end-of-term” value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks related to fraud, legal and compliance risk, processing errors and breaches of internal controls.

Credit Risk Management The Company’s strategy for credit risk management includes stringent, centralized

U.S. Bancorp	17

credit policies, and uniform underwriting criteria for all loans, including specialized lending categories such as mortgage banking, commercial real estate and real estate construction financing, leveraged financing and consumer credit. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. The risk rating system is intended to identify and measure the credit quality of lending relationships. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and the processing of credit card transactions for merchants. These activities are also subject to a credit review, analysis and approval processes.
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Generally, the domestic economy has experienced slower growth since late 2000. During 2001, corporate earnings weakened and credit quality indicators among certain industry sectors deteriorated. Large corporate and middle market commercial businesses announced or continued to implement restructuring activities in an effort to improve operating margins. In response to declining economic conditions and Company-specific portfolio trends, the Company initiated several actions during 2001, including aligning the risk management practices and charge-off policies of the Company, restructuring a specific segment of its healthcare portfolio, selling certain consumer loan portfolios and discontinuing an unsecured small business product that was not aligned with the product offerings of the Company. The Company also implemented accelerated loan workout strategies for certain commercial credits and increased the allowance for credit losses. In 2001, the Federal Reserve Board initiated actions to stimulate economic growth through a series of interest rate reductions. During the first nine months of 2002, economic conditions have stabilized somewhat relative to the third and fourth quarters of 2001. In 2002, equity capital markets have continued to experience significant declines in market valuations due to economic uncertainty and mixed corporate earnings results. Consumer spending has continued to support the broader economy. Unemployment levels and consumer bankruptcies have risen slightly from a year ago. As a result of the Company’s accelerated workout strategies and other credit-related initiatives, unfunded commitments to higher risk customers or industries have been reduced, relative to December 31, 2001, improving the risk profile of the commercial loan portfolio. Enhanced collection efforts, changes in portfolio mix and credit line management actions have improved the credit loss performance of the retail loan portfolio slightly since December 31, 2001.

Analysis of Net Loan Charge-offs Total net loan charge-offs were $329.0 million and $994.5 million during the third quarter and the first nine months of 2002, respectively, compared with net charge-offs of $563.3 million and $1,280.7 million, respectively, for the same periods of 2001. Included in the third quarter of 2001 net charge-offs were $313.2 million of commercial charge-offs related to specific events or credit initiatives taken by management. Additionally, year-to-date net charge-offs for 2001 included $160.0 million of charge-offs taken in the first quarter of 2001 related to the Company’s accelerated loan workout strategy and $90.0 million of write-offs to conform risk management practices, align charge-off policies and expedite the transition out of a specific segment of the health care portfolio not meeting the risk profile of the Company. The level of net charge-offs during the third quarter and the first nine months of 2002 reflected the impact of current economic conditions and continued weakness in the communications, transportation and manufacturing sectors, as well as the impact of the economy on highly leveraged enterprise value financings. Assuming no further deterioration in the economy, net charge-offs are expected to remain at current levels until the economy gains strength.

     Commercial and commercial real estate loan net charge-offs were $156.9 million (.90 percent of average loans outstanding) for the third quarter of 2002, compared with $395.7 million (2.07 percent of average loans outstanding) for the third quarter of 2001. Commercial and commercial real estate loan net charge-

18	U.S. Bancorp

offs for the first nine months of 2002 were $472.4 million (.91 percent of average loans outstanding), compared with $801.8 million (1.38 percent of average loans outstanding) for the first nine months of 2001. Commercial and commercial real estate loan net charge-offs during the third quarter of 2001 included $313.2 million relating to several factors including: a large cattle fraud, collateral deterioration specific to transportation equipment caused by the impact of fuel prices and the economy, deterioration in the manufacturing, communications and technology sectors and specific management decisions to accelerate its workout strategy for certain borrowers. In addition to specific actions taken in the third quarter of 2001, commercial and commercial real estate loan net charge-offs for the first nine months of 2001 included $95 million in merger and restructuring-related charge-offs and charge-offs of $160 million associated with an accelerated loan workout strategy. Excluding net charge-offs associated with merger and restructuring-related items of $95 million in 2001, commercial and commercial real estate loan net charge-offs were ..91 percent of average loans outstanding for the first nine months of 2002, compared with 1.22 percent for the first nine months of 2001. The decrease in commercial and commercial real estate loan net charge-offs for the third quarter and first nine months of 2002, compared with the same periods of 2001 was driven by the specific actions noted above taken in the third quarter of 2001.
     Retail loan net charge-offs were $166.2 million and $509.6 million during the third quarter and the first nine months of 2002, respectively, compared with $164.0 million and $468.8 million, respectively, for the same periods of 2001. As a percent of average retail loans outstanding, retail loan net charge-offs were 1.78 percent and 1.88 percent for the third quarter and the first nine months of 2002, respectively, compared with 1.95 percent and 1.89 percent, respectively, for the third quarter and the first nine months of 2001. The improvement in the retail loan net charge-off ratio relative to the third quarter of 2001 principally reflected changes in the mix of the retail loan portfolio and ongoing collection efforts.

Analysis of Nonperforming Assets Nonperforming assets include nonaccrual loans, restructured loans, other real estate and other nonperforming assets owned by the Company. Interest payments are typically applied against the principal balance and not recorded as income. At September 30, 2002, nonperforming assets totaled $1,344.4 million, compared with $1,120.0 million at December 31, 2001. The ratio of nonperforming assets to loans and other real estate has

Table 6	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Commercial
Commercial	1.31%	2.79%	1.23%	1.92%
Lease financing	1.67	5.24	2.16	2.44

Total commercial	1.35	3.08	1.34	1.98
Commercial real estate
Commercial mortgages	.07	.14	.13	.25
Construction and development	.37	.19	.17	.12

Total commercial real estate	.15	.16	.14	.21

Residential mortgages	.27	.17	.20	.15
Retail
Credit card	5.01	4.97	5.02	4.67
Retail leasing	.67	.61	.71	.61
Home equity and second mortgages	.63	.67	.74	.75
Other retail	2.07	2.27	2.17	2.17

Total retail	1.78	1.95	1.88	1.89

Total loans (a)	1.14%	1.90%	1.16%	1.43%

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of the transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses is reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $329.0 million (1.14 percent of average loans) and $564.6 million (1.91 percent of average loans) for the third quarter of 2002 and 2001, respectively. Additionally, the proforma net charge-offs would have been $994.5 million (1.16 percent of average loans) and $1,610.0 million (1.80 percent of average loans) for the nine months ended September 30, 2002 and 2001.

U.S. Bancorp	19

increased to 1.16 percent at September 30, 2002, compared with a ratio of ..98 percent at December 31, 2001, principally due to the Company’s exposure to certain communications, cable, manufacturing and highly leveraged enterprise value financings. The Company continues to remain cautious regarding the economy. Nonperforming assets are expected to remain at elevated levels until the economy rebounds.
     Accruing loans 90 days or more past due at September 30, 2002, totaled $387.9 million, compared with $462.9 million at December 31, 2001. These loans were not included in nonperforming assets and continue

Table 7	Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2002	2001

Commercial
Commercial	$745.2	$526.6
Lease financing	170.6	180.8

Total commercial	915.8	707.4
Commercial real estate
Commercial mortgages	157.6	131.3
Construction and development	49.1	35.9

Total commercial real estate	206.7	167.2
Residential mortgages	57.7	79.1
Retail
Retail leasing	.3	6.5
Other retail	26.8	41.1

Total retail	27.1	47.6

Total nonperforming loans	1,207.3	1,001.3
Other real estate	63.3	43.8
Other assets	73.8	74.9

Total nonperforming assets	$1,344.4	$1,120.0

Accruing loans 90 days or more past due (b)	$387.9	$462.9
Nonperforming loans to total loans	1.04%	.88%
Nonperforming assets to total loans plus other real estate	1.16	.98

Delinquent Loan Ratios (c)

	September 30,	December 31,
90 days or more past due	2002	2001

Commercial
Commercial	2.10%	1.44%
Lease financing	3.19	3.53

Total commercial	2.24	1.71
Commercial real estate
Commercial mortgages	.82	.73
Construction and development	.82	.56

Total commercial real estate	.82	.68
Residential mortgages	1.62	1.79
Retail
Credit card	1.82	2.18
Retail leasing	.13	.24
Other retail	.59	.92

Total retail	.70	1.03

Total loans	1.38%	1.28%

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
(c)	Ratios include nonperforming loans and are expressed as a percent of ending loan balances.

20	U.S. Bancorp

to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. Retail loans 30 to 89 days or more past due were 2.39 percent of the retail loan portfolio at September 30, 2002, compared with 3.30 percent at December 31, 2001. The percentage of retail loans 90 days or more past due was .70 percent of total retail loans at September 30, 2002, compared with 1.03 percent at December 31, 2001. The improvement in retail loan delinquencies primarily reflected continued focus on collection efforts.

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

     The allowance for credit losses was $2,460.5 million (2.12 percent of total loans) at September 30, 2002, compared with $2,457.3 million (2.15 percent of total loans) at December 31, 2001. Several factors were taken into consideration in evaluating the allowance for credit losses including changes in the risk profile of the portfolios, extent of net charge-offs during the period, the increasing trend in nonperforming assets, the decline in accruing loans 90 days past due and the improvement in retail delinquencies in the 30 to 89 days category. Management also considers recent changes in economic trends including corporate earnings, unemployment rates, bankruptcies and economic growth since December 31, 2001. The ratio of allowance for credit losses to nonperforming loans was 204 percent at September 30, 2002, compared with a coverage ratio of 245 percent at December 31, 2001. The Company has determined that the allowance for credit losses is adequate.

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

Interest Sensitive Revenue Simulation The Company performs simulation analysis to estimate the impact of changes in interest rates on net interest income and interest sensitive revenue. The model, which is updated monthly, incorporates substantially all of the Company’s assets and liabilities, off-balance sheet instruments and selected fee based revenues, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. ALPC also calculates the sensitivity of the simulation results to changes in key assumptions, such as the Prime/ LIBOR spread and core deposit repricing. The results from the simulation are reviewed by ALPC monthly and are used to guide ALPC’s hedging strategies. ALPC guidelines, approved by the Company’s Board of Directors, limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted rate sensitive revenue given a 300 basis point change in interest rates occurring over a 12-month time period. Based on interest rate sensitivity analysis, the interest rate risk position of the Company was relatively neutral as of September 30, 2002. The impact of an immediate upward movement in rates of 50 basis points was expected to increase net interest income by less than $15.0 million over a 12-month period. An immediate downward movement in rates of 50 basis points was expected to reduce net interest income by less than $15.0 million over a 12-month period. These estimates were based on the Company’s balance sheet at September 30, 2002, and reflect expectations regarding future changes in the balance sheet. At September 30, 2002, the Company was well within policy guidelines.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. The amount of market value risk is subject to a limit, approved by the Company’s Board of Directors, of a 15 percent change for an immediate 200 basis point rate shock. Given the low level of rates, currently the down 200 basis point scenario cannot be computed. ALPC reviews other down-rate scenarios, including a down 100 basis points scenario, to evaluate the impact of falling rates.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates

U.S. Bancorp	21

Table 8	Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2002	2001	2002	2001

Balance at beginning of period	$2,466.4	$1,715.7	$2,457.3	$1,786.9
Charge-offs
Commercial
Commercial	137.2	323.8	404.8	693.2
Lease financing	34.1	84.9	121.5	129.3

Total commercial	171.3	408.7	526.3	822.5
Commercial real estate
Commercial mortgages	6.9	8.7	25.2	44.2
Construction and development	6.1	3.4	8.6	7.5

Total commercial real estate	13.0	12.1	33.8	51.7
Residential mortgages	6.7	4.5	15.6	12.7
Retail
Credit card	77.1	77.1	229.8	216.3
Retail leasing	10.6	8.2	33.3	23.3
Home equity and second mortgages	25.5	22.6	80.7	75.4
Other retail	75.6	87.5	239.0	245.3

Total retail	188.8	195.4	582.8	560.3

Total charge-offs	379.8	620.7	1,158.5	1,447.2
Recoveries
Commercial
Commercial	13.2	16.6	49.7	40.2
Lease financing	10.7	6.7	30.8	22.4

Total commercial	23.9	23.3	80.5	62.6
Commercial real estate
Commercial mortgages	3.4	1.8	6.9	9.0
Construction and development	.1	—	.3	.8

Total commercial real estate	3.5	1.8	7.2	9.8
Residential mortgages	.8	.9	3.1	2.6
Retail
Credit card	6.3	5.6	18.6	18.5
Retail leasing	1.2	1.1	5.1	3.0
Home equity and second mortgages	4.0	3.0	7.8	10.6
Other retail	11.1	21.7	41.7	59.4

Total retail	22.6	31.4	73.2	91.5

Total recoveries	50.8	57.4	164.0	166.5
Net Charge-offs
Commercial
Commercial	124.0	307.2	355.1	653.0
Lease financing	23.4	78.2	90.7	106.9

Total commercial	147.4	385.4	445.8	759.9
Commercial real estate
Commercial mortgages	3.5	6.9	18.3	35.2
Construction and development	6.0	3.4	8.3	6.7

Total commercial real estate	9.5	10.3	26.6	41.9
Residential mortgages	5.9	3.6	12.5	10.1
Retail
Credit card	70.8	71.5	211.2	197.8
Retail leasing	9.4	7.1	28.2	20.3
Home equity and second mortgages	21.5	19.6	72.9	64.8
Other retail	64.5	65.8	197.3	185.9

Total retail	166.2	164.0	509.6	468.8

Total net charge-offs	329.0	563.3	994.5	1,280.7

Provision for credit losses	330.0	1,289.3	1,000.0	2,263.0
Losses from loan sales/transfers (a)	—	(1.3)	—	(329.3)
Acquisitions and other changes	(6.9)	17.6	(2.3)	18.1

Balance at end of period	$2,460.5	$2,458.0	$2,460.5	$2,458.0

Allowance as a percentage of:
Period-end loans	2.12%	2.15%
Nonperforming loans	204	243
Nonperforming assets	183	217
Annualized net charge-offs (a)	189	110

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of the transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses is reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/ transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $329.0 million and $564.6 million for the third quarter of 2002 and 2001, respectively. The proforma net charge-offs would have been $994.5 million and $1,610.0 million for the nine months ended September 30, 2002 and 2001. Additionally, the allowance as a percent of annualized net charge-offs would have been 189 percent and 110 percent for the three months ended September 30, 2002 and 2001, respectively.

22	U.S. Bancorp

the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. The results of the valuation analysis as of September 30, 2002, were well within policy guidelines.

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
     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is immediately recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items is recorded. Intermediated interest rate swaps, foreign exchange contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in the trading account gains or losses.

Table 9	Derivative Positions

									Weighted-
	Maturing								Average
Asset and Liability Management Positions									Remaining
								Fair	Maturity
September 30, 2002 (Dollars in Millions)	2002	2003	2004	2005	2006	Thereafter	Total	Value	In Years

Receive fixed/pay floating swaps
Notional amount	$785	$666	$473	$1,761	$3,320	$11,595	$18,600	$1,375	6.92
Weighted-average
Receive rate	4.45%	6.02%	6.86%	5.50%	3.98%	5.57%	5.28%
Pay rate	1.82	1.86	1.82	1.91	1.82	2.03	1.96
Pay fixed/receive floating swaps
Notional amount	$—	$2,200	$2,050	$1,615	$—	$157	$6,022	$(125)	1.81
Weighted-average
Receive rate	—%	1.82%	1.82%	1.82%	—%	1.35%	1.81%
Pay rate	—	2.74	3.81	3.10	—	4.46	3.25
Future and forwards	$6,008	$—	$—	$—	$—	$—	$6,008	$(70)	.13
Options	3,618	—	—	—	45	—	3,663	34	.13

Intermediated for Customers

Receive fixed/pay floating swaps
Notional amount	$107	$755	$393	$600	$543	$1,175	$3,573	$205	3.83
Pay fixed/receive floating swaps
Notional amount	$107	$746	$393	$600	$543	$1,175	$3,564	$(187)	3.94
Basis swaps	$—	$—	$1	$—	$—	$—	$1	$—	1.92
Options
Bought	$73	$299	$36	$10	$15	$54	$487	$4	1.50
Sold	73	293	36	10	15	54	481	(4)	1.50
Foreign exchange contracts
Purchase	$607	$2,478	$7	$—	$—	$—	$3,092	$99	.63
Sell	602	2,460	7	—	—	—	3,069	(102)	.63

U.S. Bancorp	23

     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $34.3 billion of total notional amount of non-intermediated derivative positions at September 30, 2002, $26.9 billion was designated as either fair value or cash flow hedges of certain variable-rate LIBOR loans, fixed- or floating-rate debt and deposit obligations, trust preferred securities and fixed-rate mortgage loans. Related to its mortgage banking operations, the Company held $6.0 billion of forward commitments to sell mortgage loans and $3.6 billion of unfunded mortgage loan commitments that are derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported as options in table 9 in the Management’s Discussion and Analysis at fair value.
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
     Of the Company’s $710.3 million of accumulated other comprehensive income at September 30, 2002, $277.9 million was related to the unrealized gain on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2002 and the next 12 months is $9.5 million and $37.9 million, respectively.
     Gains or losses on intermediated derivative positions for customers were not material for the period ending September 30, 2002. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was $14.8 million for the quarter ending September 30, 2002. The change in the fair value of all other non-intermediated derivative positions attributed to hedge ineffectiveness was not material for the period ending September 30, 2002.
     Table 9 summarizes information on the Company’s derivative positions at September 30, 2002.

Market Risk Management Market risk is subject to regular monitoring by management. The Company uses a value-at-risk (“VaR”) model to measure and manage market risk in its trading activities. The VaR model uses an estimate of volatility appropriate to each instrument and a ninety-ninth percentile adverse move in the underlying markets. The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40 million at September 30, 2002. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline, broker-dealer activities (including equities, fixed-income, and high-yield securities) and foreign exchange, as estimated by the VaR analysis, was $10.4 million at September 30, 2002.

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

24	U.S. Bancorp

medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit.
     Asset securitization and conduits represent a source of funding the Company’s growth through off-balance sheet structures. The Company sponsors two off-balance sheet conduits to which it transfers high-grade assets: a commercial loan conduit and an investment securities conduit. These conduits fund themselves by issuing commercial paper. The commercial loan conduit holds primarily high credit quality, low margin commercial loans and had average assets of $4.5 billion during the third quarter of 2002 and $6.9 billion in assets at December 31, 2001. The investment securities conduit holds high-grade investment securities and held average assets of $9.8 billion during the third quarter of 2002 and at December 31, 2001. These investment securities include primarily (i) private label collateralized mortgage obligations (CMOs) and other asset-backed securities, which are insurance “wrapped” by a AAA-rated monoline insurance company and (ii) government agency mortgage-backed securities and CMOs. The Company benefits by transferring these commercial loans and investment securities into conduits that provide diversification of funding sources in a capital-efficient manner and generate fee income.
     The Company provides liquidity facilities to both conduits. In addition, the Company retains the credit risk of the loans transferred to the commercial loan conduit through a credit enhancement agreement. Utilization of the liquidity facilities would be triggered by the existence of a shortfall in funds available to repay commercial paper investors. The credit enhancement provided to the loan conduit represents a recourse obligation under which the Company would be required to repurchase loans sold to the conduit if the principal or interest repayment from the conduit loan(s) is insufficient to repay the commercial paper investors. The liability for this recourse obligation is recorded at fair value. The Company recorded $37 million of noninterest income during the third quarter of 2002 and $122 million for the nine months ended September 30, 2002, for revenue related to these conduits including fees for servicing activities, liquidity facilities and credit enhancement.
     At September 30, 2002, the Company had two asset-backed securitizations to fund certain indirect automobile loans and an unsecured small business credit product. The indirect automobile securitization held $207 million in assets at September 30, 2002, compared with $432 million at December 31, 2001. The unsecured small business credit securitization held $476 million in sold and securitized assets at September 30, 2002, compared with $514 million at December 31, 2001. The Company provided credit enhancements in the form of subordination and reserve accounts at the inception of the transactions. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in these securitizations. The Company recognized income from credit enhancing interest-only strips and servicing fees from these securitizations of $7.3 million in the third quarter and $26.9 million in the first nine months of 2002.
     With respect to real estate and certain equipment, the Company enters into capital or operating leases to meet its business requirements. Certain operating lease arrangements involve third party lessors that acquire these business assets through leveraged financing structures commonly referred to as “synthetic leases.” At September 30, 2002, synthetic lease structures held real estate assets of $409.9 million and equipment assets of $55.4 million, compared with $372.7 million and $41.6 million, respectively at December 31, 2001. The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price. The maximum end-of-term guarantee, if the fair value of the assets is less than the purchase price, was $390.4 million at September 30, 2002. The Company performs an evaluation for possible declines in fair value of these assets on an annual basis and is not aware of any material declines in value of these assets.
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

U.S. Bancorp	25

subsidiaries and the issuance of debt securities. Subsidiary management fees fund operating expenses, while shareholder dividends and debt service are satisfied primarily through dividends from its subsidiaries.
     At September 30, 2002, parent company long-term debt outstanding was $6.4 billion, compared with $6.1 billion at December 31, 2001. The increase in long-term debt was driven by the issuance of $2.1 billion of fixed- and variable-rate medium-term notes, which was partially offset by medium-term note maturities of $648 million and the repurchase on August 6, 2002, of $1.1 billion accreted value of the CZARS. At September 30, 2002, total parent company debt maturing in the remainder of 2002 was $665 million. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was $953 million at September 30, 2002.

Residual Risk Management The Company manages its risk to changes in the value of lease residual assets through disciplined residual setting and valuation at the inception of a lease, diversification of its leased assets, a focus on longer term vehicle leases, effective end-of-term marketing of off-lease vehicles, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. To reduce the financial impact of potential changes in vehicle residuals, the Company maintains residual value risk insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds if, in the aggregate, there is a net loss for such period. Also, equipment lease originations are subject to the same stringent underwriting standards referred to in the segment captioned “Credit Risk Management.”

     Included in the retail leasing portfolio was approximately $3.2 billion of retail leasing residuals at September 30, 2002, compared with $2.8 billion at December 31, 2001. At September 30, 2002, the commercial leasing portfolio had $975 million of residuals, compared with $985 million at December 31, 2001. No significant change in the concentration of the portfolio has occurred since year-end.

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

26	U.S. Bancorp

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders’ equity was $17.5 billion at September 30, 2002, compared with $16.5 billion at December 31, 2001. The increase was the result of increased corporate earnings, including merger and restructuring-related items and cumulative effect of change in accounting principles, offset by dividends, share buybacks and acquisitions.

     Tangible common equity to assets was 6.1 percent at September 30, 2002, compared with 5.7 percent at December 31, 2001. The tier 1 capital ratio was 8.1 percent at September 30, 2002, compared with 7.7 percent at December 31, 2001. The total risk-based capital ratio was 12.6 percent at September 30, 2002, compared with 11.7 percent at December 31, 2001. The improvement in the total risk-based capital ratio from December 31, 2001, to September 30, 2002, was caused primarily by the issuance of $1.0 billion of fixed-rate subordinated notes during the first quarter of 2002. The leverage ratio was 7.9 percent at September 30, 2002, compared with 7.7 percent at December 31, 2001. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.
     On July 17, 2001, the Company’s Board of Directors approved a plan to repurchase 56.4 million shares of the Company’s outstanding common stock in connection with the acquisition of NOVA. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock through 2003. During the first quarter of 2002, the Company repurchased 40.0 million shares of common stock in both public and private transactions related to these authorizations, effectively completing the July 17, 2001, authorization. The Company repurchased an additional 4.8 million shares of common stock during the second quarter of 2002 and .4 million shares of common stock during the third quarter of 2002 under the December 2001 plan. There are approximately 91.5 million shares remaining to be purchased under this authorization.

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
     In 2002, the Company changed certain methods for evaluating the performance of the lines of business. The provision for credit losses for each business unit is based on its net charge-offs adjusted for changes in the allowance for credit losses reflecting improvement or deterioration in the risk profile of the business lines’ loan portfolios. In connection with the adoption of SFAS 142, goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. To enhance analysis of core business line results, the amortization of goodwill for all prior periods is reported within Treasury and Corporate Support. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet

Table 10	Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2002	2001

Tangible common equity	$10,055	$9,374
As a percent of tangible assets	6.1%	5.7%
Tier 1 capital	$13,172	$12,488
As a percent of risk-weighted assets	8.1%	7.7%
As a percent of adjusted quarterly average assets (leverage ratio)	7.9%	7.7%
Total risk-based capital	$20,420	$19,148
As a percent of risk-weighted assets	12.6%	11.7%

U.S. Bancorp	27

Table 11	Line of Business Financial Performance

	Wholesale			Consumer			Private Client, Trust
	Banking			Banking			and Asset Management

For the Three Months Ended September 30 (Dollars in			Percent			Percent			Percent
Millions)	2002	2001	Change	2002	2001	Change	2002	2001	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$509.5	$525.7	(3.1)%	$828.2	$810.9	2.1%	$80.2	$81.2	(1.2)%
Noninterest income	197.0	160.4	22.8	453.8	302.6	50.0	219.3	220.4	(.5)

Total net revenue	706.5	686.1	3.0	1,282.0	1,113.5	15.1	299.5	301.6	(.7)
Noninterest expense	98.6	103.6	(4.8)	425.5	418.4	1.7	115.7	112.3	3.0
Other intangible amortization	5.2	6.3	(17.5)	157.6	51.7	*	7.8	7.8	—
Goodwill amortization	—	—	—	—	—	—	—	—	—

Total noninterest expense	103.8	109.9	(5.6)	583.1	470.1	24.0	123.5	120.1	2.8

Operating income	602.7	576.2	4.6	698.9	643.4	8.6	176.0	181.5	(3.0)
Provision for credit losses	118.1	750.5	(84.3)	118.5	195.2	(39.3)	6.8	19.4	(64.9)

Income before income taxes	484.6	(174.3)	*	580.4	448.2	29.5	169.2	162.1	4.4
Income taxes and taxable-equivalent adjustment	176.3	(63.4)	*	211.2	163.1	29.5	61.6	59.0	4.4

Operating earnings, before merger and restructuring-related items and cumulative effect of change in accounting principles	$308.3	$(110.9)	*	$369.2	$285.1	29.5	$107.6	$103.1	4.4

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles (after-tax)
Net income

Average Balance Sheet Data
Commercial	$31,083	$37,479	(17.1)	$6,968	$7,915	(12.0)	$1,889	$1,789	5.6
Commercial real estate	16,177	16,921	(4.4)	8,815	8,330	5.8	581	581	—
Residential mortgages	170	156	9.0	8,092	8,002	1.1	242	190	27.4
Retail	117	233	(49.8)	27,501	23,811	15.5	2,149	1,902	13.0

Total loans	47,547	54,789	(13.2)	51,376	48,058	6.9	4,861	4,462	8.9
Goodwill	1,314	1,352	(2.8)	1,722	1,697	1.5	289	284	1.8
Other intangible assets	124	148	(16.2)	994	760	30.8	224	248	(9.7)
Assets	53,538	61,626	(13.1)	59,185	57,060	3.7	5,863	5,802	1.1
Noninterest-bearing deposits	13,205	10,280	28.5	13,255	12,270	8.0	2,251	2,283	(1.4)
Savings products	5,450	4,355	25.1	35,014	34,563	1.3	4,223	4,361	(3.2)
Time deposits	2,700	2,316	16.6	22,142	26,303	(15.8)	492	528	(6.8)

Total deposits	21,355	16,951	26.0	70,411	73,136	(3.7)	6,966	7,172	(2.9)
Shareholders’ equity	5,423	5,992	(9.5)	4,913	4,917	(.1)	1,341	1,386	(3.2)

	Wholesale			Consumer			Private Client, Trust
	Banking			Banking			and Asset Management

For the Nine Months Ended September 30 (Dollars in			Percent			Percent			Percent
Millions)	2002	2001	Change	2002	2001	Change	2002	2001	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,486.7	$1,627.0	(8.6)%	$2,425.7	$2,448.8	(.9)%	$238.4	$236.4	.8%
Noninterest income	564.5	455.2	24.0	1,090.5	933.0	16.9	667.3	664.7	.4

Total net revenue	2,051.2	2,082.2	(1.5)	3,516.2	3,381.8	4.0	905.7	901.1	.5
Noninterest expense	297.8	299.6	(.6)	1,253.5	1,269.8	(1.3)	338.6	338.0	.2
Other intangible amortization	15.6	18.8	(17.0)	238.6	111.4	*	23.3	23.1	.9
Goodwill amortization	—	—	—	—	—	—	—	—	—

Total noninterest expense	313.4	318.4	(1.6)	1,492.1	1,381.2	8.0	361.9	361.1	.2

Operating income	1,737.8	1,763.8	(1.5)	2,024.1	2,000.6	1.2	543.8	540.0	.7
Provision for credit losses	48.1	1,029.8	(95.3)	311.9	396.1	(21.3)	12.4	25.2	(50.8)

Income before income taxes	1,689.7	734.0	*	1,712.2	1,604.5	6.7	531.4	514.8	3.2
Income taxes and taxable-equivalent adjustment	614.9	267.1	*	623.1	583.9	6.7	193.4	187.3	3.3

Operating earnings, before merger and restructuring-related items and cumulative effect of change in accounting principles	$1,074.8	$466.9	*	$1,089.1	$1,020.6	6.7	$338.0	$327.5	3.2

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles (after-tax)
Net income

Average Balance Sheet Data
Commercial	$32,076	$38,659	(17.0)	$7,268	$8,441	(13.9)	$1,854	$1,751	5.9
Commercial real estate	15,943	17,199	(7.3)	8,654	8,235	5.1	588	575	2.3
Residential mortgages	164	161	1.9	7,824	8,452	(7.4)	230	177	29.9
Retail	154	226	(31.9)	26,630	23,670	12.5	2,034	1,862	9.2

Total loans	48,337	56,245	(14.1)	50,376	48,798	3.2	4,706	4,365	7.8
Goodwill	1,336	1,394	(4.2)	1,713	1,728	(.9)	289	289	—
Other intangible assets	130	159	(18.2)	927	656	41.3	230	255	(9.8)
Assets	54,703	63,341	(13.6)	58,471	56,737	3.1	5,804	5,724	1.4
Noninterest-bearing deposits	12,481	10,130	23.2	12,914	11,913	8.4	2,298	2,089	10.0
Savings products	5,059	3,945	28.2	35,060	34,252	2.4	4,268	4,456	(4.2)
Time deposits	2,423	2,430	(.3)	22,936	27,504	(16.6)	478	568	(15.8)

Total deposits	19,963	16,505	21.0	70,910	73,669	(3.7)	7,044	7,113	(1.0)
Shareholders’ equity	5,328	6,277	(15.1)	4,666	4,899	(4.8)	1,343	1,407	(4.5)

*	Not meaningful

28	U.S. Bancorp

Payment			Capital			Treasury and			Consolidated
Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent
2002	2001	Change	2002	2001	Change	2002	2001	Change	2002	2001	Change

$179.3	$156.5	14.6%	$9.7	$3.5	* %	$134.2	$31.9	* %	$1,741.1	$1,609.7	8.2%
442.0	348.4	26.9	165.2	183.1	(9.8)	81.0	103.5	(21.7)	1,558.3	1,318.4	18.2

621.3	504.9	23.1	174.9	186.6	(6.3)	215.2	135.4	58.9	3,299.4	2,928.1	12.7
157.2	140.4	12.0	163.3	174.6	(6.5)	398.2	322.3	23.5	1,358.5	1,271.6	6.8
40.5	18.8	*	—	—	—	.3	.2	50.0	211.4	84.8	*
—	—	—	—	—	—	—	62.3	*	—	62.3	*

197.7	159.2	24.2	163.3	174.6	(6.5)	398.5	384.8	3.6	1,569.9	1,418.7	10.7

423.6	345.7	22.5	11.6	12.0	(3.3)	(183.3)	(249.4)	26.5	1,729.5	1,509.4	14.6
111.3	128.9	(13.7)	(.1)	—	*	(24.6)	181.0	*	330.0	1,275.0	(74.1)

312.3	216.8	44.0	11.7	12.0	(2.5)	(158.7)	(430.4)	63.1	1,399.5	234.4	*
113.6	78.9	44.0	4.3	4.4	(2.3)	(73.7)	(157.3)	53.1	493.3	84.7	*

$198.7	$137.9	44.1	$7.4	$7.6	(2.6)	$(85.0)	$(273.1)	68.9	906.2	149.7	*

									(45.9)	(111.0)
									—	—

									$860.3	$38.7

$2,829	$2,599	8.8	$224	$179	25.1	$223	$(338)	*	$43,216	$49,623	(12.9)
—	—	—	—	—	—	245	226	8.4	25,818	26,058	(.9)
—	—	—	—	—	—	9	7	28.6	8,513	8,355	1.9
7,280	7,426	(2.0)	—	—	—	70	6	*	37,117	33,378	11.2

10,109	10,025	.8	224	179	25.1	547	(99)	*	114,664	117,414	(2.3)
1,811	1,411	28.3	306	312	(1.9)	—	—	—	5,442	5,056	7.6
765	702	9.0	—	—	—	16	—	*	2,123	1,858	14.3
13,433	12,734	5.5	3,011	3,070	(1.9)	38,037	27,159	40.1	173,067	167,451	3.4
198	163	21.5	206	172	19.8	(277)	(62)	*	28,838	25,106	14.9
8	6	33.3	—	—	—	320	312	2.6	45,015	43,597	3.3
—	—	—	—	—	—	5,725	7,381	(22.4)	31,059	36,528	(15.0)

206	169	21.9	206	172	19.8	5,768	7,631	(24.4)	104,912	105,231	(.3)
3,254	2,768	17.6	626	626	—	1,718	1,256	36.8	17,275	16,945	1.9

Payment			Capital			Treasury and			Consolidated
Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent
2002	2001	Change	2002	2001	Change	2002	2001	Change	2002	2001	Change

$515.5	$447.8	15.1%	$18.8	$17.3	8.7%	$416.2	$(28.5)	* %	$5,101.3	$4.748.8	7.4%
1,212.7	886.6	36.8	534.0	604.5	(11.7)	253.5	460.7	(45.0)	4,322.5	4,004.7	7.9

1,728.2	1,334.4	29.5	552.8	621.8	(11.1)	669.7	432.2	55.0	9,423.8	8,753.5	7.7
481.7	355.6	35.5	514.4	578.3	(11.0)	1,099.0	939.5	17.0	3,985.0	3,780.8	5.4
117.9	31.3	*	—	—	—	.9	.8	12.5	396.3	185.4	*
—	—	—	—	—	—	—	188.7	*	—	188.7	*

599.6	386.9	55.0	514.4	578.3	(11.0)	1,099.9	1,129.0	(2.6)	4,381.3	4,154.9	5.4

1,128.6	947.5	19.1	38.4	43.5	(11.7)	(430.2)	(696.8)	38.3	5,042.5	4,598.6	9.7
338.1	343.6	(1.6)	(.1)	—	*	289.6	86.1	*	1,000.0	1,880.8	(46.8)

790.5	603.9	30.9	38.5	43.5	(11.5)	(719.8)	(782.9)	8.1	4,042.5	2,717.8	48.7
287.6	219.8	30.8	14.0	15.8	(11.4)	(308.1)	(321.7)	4.2	1,424.9	952.2	49.6

$502.9	$384.1	30.9	$24.5	$27.7	(11.6)	$(411.7)	$(461.2)	10.7	2,617.6	1,765.6	48.3

									(141.0)	(754.5)
									(37.2)	—

									$2,439.4	$1,011.1

$2,779	$2,552	8.9	$225	$170	32.4	$132	$(338)	*	$44,334	$51,235	(13.5)
—	—	—	—	—	—	228	278	(18.0)	25,413	26,287	(3.3)
—	—	—	—	—	—	7	8	(12.5)	8,225	8,798	(6.5)
7,294	7,406	(1.5)	—	—	—	51	51	—	36,163	33,215	8.9

10,073	9,958	1.2	225	170	32.4	418	(1)	*	114,135	119,535	(4.5)
1,815	679	*	306	318	(3.8)	—	—	—	5,459	4,408	23.8
779	324	*	—	—	—	8	1	*	2,074	1,395	48.7
13,272	11,426	16.2	3,095	2,955	4.7	34,672	24,965	38.9	170,017	165,148	2.9
208	162	28.4	207	164	26.2	(236)	(50)	*	27,872	24,408	14.2
7	6	16.7	—	—	—	406	500	(18.8)	44,800	43,159	3.8
—	—	—	—	—	—	4,630	7,594	(39.0)	30,467	38,096	(20.0)

215	168	28.0	207	164	26.2	4,800	8,044	(40.3)	103,139	105,663	(2.4)
3,211	1,603	*	634	635	(.2)	1,458	1,191	22.4	16,640	16,012	3.9

U.S. Bancorp	29

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

Wholesale Banking Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $308.3 million of the Company’s net operating earnings in the third quarter of 2002 and $1,074.8 million in the first nine months of 2002. The significant increase in operating earnings for the third quarter and first nine months of 2002, compared with the same periods of 2001 was primarily driven by the incremental provision taken during the third quarter of 2001.

     Total net revenue increased 3.0 percent from the third quarter of 2001 and decreased 1.5 percent from the first nine months of 2001. Net interest income, on a taxable-equivalent basis, decreased 3.1 percent and 8.6 percent, respectively, compared with the third quarter and the first nine months of 2001, as average loans declined $7.2 billion and $7.9 billion, respectively, over the same periods. The impact of declining average loans on net interest income was offset somewhat by improving spreads and a decrease in the funding cost related to non-earning assets. The decrease in net interest income also reflected the adverse impact of declining interest rates on the funding benefits of customer deposits which was partially offset by growth in average deposits of 26.0 percent in the third quarter of 2002 and 21.0 percent in the first nine months of 2002 over the same periods of 2001. Additionally, a decline in required capital for Wholesale Banking, driven by lower commercial loan balances and unfunded commitments, reduced the related earnings credit in the third quarter and the first nine months of 2002, compared with the same periods last year. The decline in commercial loans was due in part to weak customer loan demand resulting from the current economic environment, in addition to the Company’s decisions in 2001 to tighten credit availability to certain types of lending, industries and customers, and reductions due to asset workout strategies. Also contributing to the decline were the transfers of high credit quality, low margin commercial loans to the loan conduit which reduced the average outstanding commercial loans by $.7 billion and $1.7 billion, respectively, for the third quarter and the first nine months of 2002. Noninterest income increased 22.8 percent in the third quarter of 2002 to $197.0 million and 24.0 percent in the first nine months of 2002 to $564.5 million, reflecting core growth in cash management-related fees, driven by lower earnings credit rates and new account growth, an increase in fee income related to the loan conduit and growth in commercial leasing income and international fee income.
     Noninterest expense was $103.8 million in the third quarter of 2002, compared with $109.9 million in the same quarter of 2001. The $6.1 million decrease was primarily due to a decline in equipment financing related write-downs. Noninterest expense was $313.4 million in the first nine months of 2002, compared with $318.4 million in the same period of 2001. The $5.0 million decrease was primarily due to the decline in personnel costs resulting from the merger of Firstar and USBM.
     During the third quarter of 2002 and 2001, the provision for credit losses was $118.1 million and $750.5 million, respectively. Included in the third quarter of 2001 was an incremental provision charge taken after extensive reviews of the Company’s commercial loan portfolio in light of the events that occurred in the third quarter of 2001, declining economic conditions, and company-specific trends. This action reflected management’s expectations at the time of a prolonged economic slowdown and recovery. In addition, net charge-offs were relatively high in the third quarter of 2001 due to specific actions taken by management in response to changes in economic conditions. The improvement in provision for credit losses reflected a reduction in net charge-offs, the impact of reductions in total loan commitments and an improvement in the projected loss ratios for commercial loan risk rating categories that has occurred. During the first nine months of 2002 and 2001, the provision for credit losses was $48.1 million and $1,029.8 million, respectively. The improvement in the provision for credit losses was due to a reduction in net charge-offs, a reduction in total loan commitments and an improvement in the projected loss ratios for commercial loan risk rating categories that had occurred since September 30, 2001. These trends were attributable to the improvement in credit quality driven by the Company’s asset workout strategies, reductions in commitments to certain industries and customers and lower net charge-offs. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

30	U.S. Bancorp

Consumer Banking Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $369.2 million of the Company’s net operating earnings for the third quarter of 2002 and $1,089.1 million for the first nine months of 2002, a 29.5 percent and 6.7 percent increase, respectively, over the same periods of 2001.

     Total net revenue increased 15.1 percent from the third quarter of 2001 and 4.0 percent from the first nine months of 2001. Fee-based revenue grew by 50.0 percent for the third quarter and 16.9 percent for the first nine months of 2002, compared with the same periods of 2001, while net interest income increased 2.1 percent and decreased .9 percent, in the third quarter and the first nine months of 2001, respectively. The increase in net interest income for the third quarter 2002 was due to average loan growth, improved spreads on retail loans and residential real estate loans, lower non-earning asset balances and growth in noninterest-bearing deposit balances and the related funding benefit. Partially offsetting the increase in net interest income was the impact of declining interest rates on the funding benefit of consumer deposits. The increase in average loan balances of 6.9 percent reflected core retail loan growth of 15.4 percent for the third quarter of 2002, compared with the same period of 2001. The increase in average loans of 3.2 percent for the first nine months of 2002 was primarily due to the increase in core retail loan growth offset by the sale of approximately $1.3 billion of home equity and indirect automobile loans in the first quarter of 2001, the securitization of a discontinued unsecured small business product and the divestiture of branches in connection with the merger of Firstar and USBM. The change in average deposits included core growth in noninterest-bearing, interest checking and savings account balances, offset by a reduction in balances associated with time deposits. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products. Fee-based revenue growth for the third quarter of 2002 and first nine months of 2002 was driven by increases in deposit service charge revenue, mortgage banking production and servicing revenue, investment product revenue, securities gains and lower end-of-term lease losses partially offset by lower insurance revenues. The growth in mortgage banking servicing and production revenue was partially attributable to the acquisition of Leader in the second quarter of 2002, which contributed $17.7 million and $31.3 million, respectively, in the third quarter of 2002 and first nine months of 2002, compared with the same periods of 2001. The additional growth in mortgage banking servicing and production revenue and the increase in securities gains partially offset the increased MSR impairments recognized in the third quarter of 2002.
     Noninterest expense was $583.1 million in the third quarter of 2002 and $1,492.1 million in the first nine months of 2002, compared with $470.1 million and $1,381.2 million in the same periods of 2001, respectively. The increase in noninterest expense for the third quarter of 2002 was attributable to the $17.4 million of expenses for the Leader acquisition and recognition of higher MSR impairments, partially offset by expense control initiatives. The increase during the first nine months of 2002 was due to similar factors.
     The provision for credit losses decreased $76.7 million (39.3 percent) and $84.2 million (21.3 percent) in the third quarter of 2002 and the first nine months of 2002, respectively, compared with the same periods of a year ago. The decrease in the provision primarily reflected improvement in the Community Banking commercial loan portfolio including lower net charge-offs, reductions in loan outstandings and improvement in loss ratios on risk rated loan commitments. The change in the provision also reflected an improvement in retail loss ratios due to enhancements in collection efforts and lower delinquency levels.

Private Client, Trust and Asset Management Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody, and Mutual Fund Services, LLC. The business segment also offers investment management services to several client segments, including mutual funds, institutional customers, and private asset management. Private Client, Trust and Asset Management contributed $107.6 million of the Company’s net operating earnings for the third quarter of 2002 and $338.0 million in the first nine months of 2002, an increase of 4.4 percent and 3.2 percent, respectively, from the same periods in 2001.

     Total net revenue was $299.5 million in the third quarter of 2002 and $905.7 million in the first nine months of 2002, essentially flat, compared with the same periods of 2001. Net interest income decreased

U.S. Bancorp	31

1.2 percent, compared with the same quarter of 2001 and increased .8 percent, compared with the first nine months of 2001. The decrease in net interest income in the third quarter of 2002 is due to lower average core deposit balances, the impact of declining rates on the funding benefit of deposits partially offset by core growth of 13.0 percent in retail loans and lower funding costs on non-earning assets. The .8 percent increase in net interest income for the first nine months of 2002, compared with the same period for 2001, is attributable to core loan growth, lower non-earning asset balances and related funding costs partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income decreased .5 percent, compared with the same quarter for 2001 and increased .4 percent, compared with the first nine months of 2001. Core account growth was approximately 1.0 percent over the third quarter of 2001 and approximately 2.0 percent over the first nine months of 2001, contributing $2.3 million and $13.6 million, respectively. This growth was offset by a decrease in the value of assets under management driven by adverse capital market conditions relative to the third quarter of 2001.
     Noninterest expense increased $3.4 million (2.8 percent), compared with the third quarter of 2001 and increased $.8 million (.2 percent), compared with the first nine months of 2001.
     The provision for credit losses decreased $12.6 million (64.9 percent) and $12.8 million (50.8 percent) in the third quarter of 2002 and the first nine months of 2002, respectively, compared with the same periods of a year ago. Net charges-off were $1.3 million lower for the first nine months of 2002, compared with the same period of 2001. The improvement in the provision for credit losses also reflected lower projected loss ratios during 2002 based on recent experience as compared with 2001, as well as a reduction in commercial loan commitments during the third quarter of 2002.

Payment Services Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $198.7 million of the Company’s net operating earnings for the third quarter of 2002 and $502.9 million for the first nine months of 2002, a 44.1 percent and 30.9 percent increase, respectively, over the third quarter and the first nine months of 2001. The business unit’s financial results were, in part, driven by the impact of the NOVA acquisition completed during the third quarter of 2001.

     Total net revenue was $621.3 million for the third quarter and $1,728.2 million for the first nine months of 2002, representing a 23.1 percent and 29.5 percent increase, respectively, over the comparable periods of 2001. Net interest income increased 14.6 percent, while fee-based income increased 26.9 percent over the third quarter of 2001. Net interest income increased 15.1 percent, while fee-based revenue increased 36.8 percent relative to the first nine months of 2001. Excluding the impact of NOVA, total net revenue increased approximately 18.3 percent in the third quarter of 2002 and 11.4 percent in the first nine months of 2002, compared with the same periods in 2001 primarily due to growth in noninterest income of 24.0 percent and 9.9 percent, respectively. Net interest income, excluding NOVA, was up 10.0 percent and 13.8 percent, respectively, for the third quarter and first nine months of 2002, primarily due to an increase in average loans and lower funding costs on the noninterest-bearing corporate card loan portfolio. Noninterest income, excluding NOVA, was up 24.0 percent and 9.9 percent, respectively, for the third quarter and first nine months of 2002, primarily due to increases in credit and debit card revenue, corporate payment product revenue and ATM servicing revenues.
     Total revenue growth was partially offset by an increase in noninterest expense of $38.5 million (24.2 percent) and $212.7 million (55.0 percent) over the third quarter and the first nine months of 2001, respectively, primarily due to the NOVA acquisition. Excluding the impact of the NOVA acquisition, noninterest expense for the segment was $2.1 million (2.4 percent) higher and $12.6 million (4.4 percent) lower, compared with the third quarter and the first nine months of 2001, respectively. Noninterest expense was $2.1 million higher in the third quarter of 2002, compared with the same period of 2001, primarily due to contractual marketing commitments with new credit card issuer relationships. Noninterest expense was $12.6 million lower for the first nine months of 2002 primarily due to personnel and other operating expense cost saves resulting from the merger of Firstar and USBM, compared with the same period of 2001.
     The provision for credit losses decreased $17.6 million (13.7 percent) and $5.5 million (1.6 percent), compared with the third quarter and first nine months of 2001, respectively. The decrease in provision was primarily a reflection of the improvement in projected loss rates partially offset by an increase in net charge-offs of $35.3 million for the first nine months of 2002, compared with the same period of 2001.

32	U.S. Bancorp

Capital Markets Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices. Capital Markets contributed $7.4 million of the Company’s net operating earnings for the third quarter of 2002 and $24.5 million for the first nine months of 2002, a 2.6 percent and 11.6 percent decline, respectively, from the third quarter and the first nine months of 2001. The unfavorable variance in net operating income from the third quarter and the first nine months of 2001 was due to a decline in fees related to trading, investment product fees and commissions, investment banking fees and mark-to-market valuation adjustments reflecting the recent adverse capital markets conditions. Capital markets activities continued to experience weak sales volumes and lower levels of investment banking and merger and acquisition transactions. Management anticipates continued softness in sales activities and related revenue growth throughout the next several quarters. In response to the adverse market conditions, the Company restructured the division beginning in the third quarter of 2001 to improve the operating model and rationalize the distribution network.

Treasury and Corporate Support Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances, and the change in residual allocations associated with the provision for loan losses. It also includes business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded net operating losses of $85.0 million in the third quarter of 2002 and $411.7 million for the first nine months of 2002, a 68.9 percent and 10.7 percent improvement, respectively, from the comparable periods of 2001.

     During the third quarter of 2002, total net revenue was $215.2 million, compared with $135.4 million in the third quarter of 2001. The $79.8 million increase was primarily attributable to an increase in net interest income of $102.3 million. The increase in net interest income was primarily due to an increase in average investments of $7.3 billion from a year ago and the benefit of changes in the mix of funding during the declining rate environment. Noninterest income decreased $207.2 million during the first nine months of 2002 primarily due to reductions in securities gains of $156.4 million, compared with the same period of 2001.
     Noninterest expense was $398.5 million in the third quarter of 2002, compared with $384.8 million for the same period of 2001, an increase of 3.6 percent. The increase was primarily to support growth in core banking products and services.
     The provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with generally accepted accounting principles in the United States. The provision for credit losses reflected within the other business units is based on its net charge-offs adjusting for changes in the allowance for credit losses necessary to reflect improvement or deterioration in the risk profile of its specific loan portfolios. Historical loss factors are applied to the outstanding commercial loan commitments stratified by risk rating plus the required amounts for homogeneous loan portfolios based on twelve month projected losses in computing the quarter end business unit allowance. The change in managerial allowance for credit losses for the business units is reflected within the applicable business unit’s provision for credit losses. The provision for credit losses was a net recovery of $24.6 million for the third quarter of 2002, compared with losses of $181.0 million for the third quarter of 2001. The decrease in provision for the third quarter of 2002 compared with the same period of 2001 was primarily due to the incremental provision for credit losses taken in the third quarter of 2001 that was not specifically assigned to the other lines of business. The provision for credit losses was $289.6 million for the first nine months of 2002, compared with $86.1 million for the first nine months of 2001. The increase in the provision for credit losses for the first nine months of 2002 over the same period of 2001 reflected the continued elevated levels of net charge-offs and nonperforming assets on a consolidated level, despite the declining credit risk in the other reportable business units. Improvements in the level of credit risk and mix of risk classifications within the portfolios of the other business units was driven by reductions in higher risk loan commitments due to the Company’s workout strategies and should manifest itself in lower nonperforming asset levels when the economy rebounds. Refer to the “Corporate Risk Profile” section for further information on provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan

U.S. Bancorp	33

portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

Accounting for Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and will be tested for impairment at least annually. Impairment charges from the initial impairment test were recognized as a “cumulative effect of change in accounting principles” in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.

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

Acquisitions of Certain Financial Institutions In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions,” an amendment of Statement of Financial Accounting Standards No. 72, No. 144 and Financial Accounting Standards Board Interpretation No. 9. In accordance with SFAS 147, the acquisition of all or a part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with SFAS 141. In addition, SFAS 147 provides that long-term customer-relationship intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, should be evaluated for impairment by the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The effective date of SFAS 147 is for acquisitions on or after October 1, 2002, and adoption is not expected to have a material impact on the Company.

CRITICAL ACCOUNTING POLICIES

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex. Management has discussed the development and the selection of critical accounting estimates with the Company’s Audit Committee.

Allowance for Credit Losses The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and macroeconomic factors. This

34	U.S. Bancorp

evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and macroeconomic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.
     The Company determines the amount of the allowance required for certain sectors based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on quarterly reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of product mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.
     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures and for the risk in concentrations to specific borrowers, financings of highly leveraged transactions, products or industries. The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and retail allowance levels and the estimated impact of the current economic environment on portfolio segments or concentrations.
     For further information related to the allowance for credit losses, refer to the Corporate Risk Profile section of the Management’s Discussion and Analysis.

Asset Impairment The Company is required to determine some assets based on a concept of fair value and complete periodic asset impairment evaluations. The initial valuation and subsequent impairment tests may require the use of significant management estimates.

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional information regarding mortgage servicing rights.

Goodwill and Other Intangibles The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is no longer amortized but is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgements concerning estimates of how the acquired asset will perform in the future using a discounted cash flow analysis. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry or market sector conditions and changes in cost structures.

U.S. Bancorp	35

     Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

     There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2002	2001

	(Unaudited)
Assets
Cash and due from banks	$8,705	$9,120
Money market investments	485	625
Trading account securities	848	982
Investment securities
Held-to-maturity (fair value $269 and $306, respectively)	257	299
Available-for-sale	28,237	26,309
Loans held for sale	2,575	2,820
Loans
Commercial	43,826	46,330
Commercial real estate	26,304	25,373
Residential mortgages	8,439	7,829
Retail	37,365	34,873

Total loans	115,934	114,405
Less allowance for credit losses	2,461	2,457

Net loans	113,473	111,948
Premises and equipment	1,706	1,741
Customers’ liability on acceptances	132	178
Goodwill	5,442	5,459
Other intangible assets	2,077	1,953
Other assets	10,069	9,956

Total assets	$174,006	$171,390

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,189	$31,212
Interest-bearing	63,639	65,447
Time deposits greater than $100,000	11,598	8,560

Total deposits	107,426	105,219
Short-term borrowings	7,499	14,670
Long-term debt	31,685	25,716
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,975	2,826
Acceptances outstanding	132	178
Other liabilities	6,771	6,320

Total liabilities	156,488	154,929
Shareholders’ equity
Common stock, par value $.01 a share authorized: 9/30/02 and 12/31/01 — 4,000,000,000 shares issued: 9/30/02 — 1,972,678,904 shares; 12/31/01 — 1,972,777,763 shares	20	20
Capital surplus	4,870	4,906
Retained earnings	13,243	11,918
Less cost of common stock in treasury: 9/30/02 — 57,964,687 shares; 12/31/01 — 21,068,251 shares	(1,325)	(478)
Other comprehensive income	710	95

Total shareholders’ equity	17,518	16,461

Total liabilities and shareholders’ equity	$174,006	$171,390

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2002	2001	2002	2001

Interest Income
Loans	$1,961.2	$2,275.5	$5,830.0	$7,353.3
Loans held for sale	37.3	53.9	113.1	96.4
Investment securities
Taxable	372.2	321.2	1,066.1	862.3
Non-taxable	10.9	15.9	35.8	74.9
Money market investments	3.3	6.3	8.8	22.6
Trading securities	9.7	11.2	27.3	41.2
Other interest income	25.4	24.3	77.1	82.4

Total interest income	2,420.0	2,708.3	7,158.2	8,533.1

Interest Expense
Deposits	370.3	670.0	1,141.6	2,336.7
Short-term borrowings	56.4	122.9	203.6	433.5
Long-term debt	208.0	276.7	579.0	957.4
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	53.5	39.7	160.1	102.7

Total interest expense	688.2	1,109.3	2,084.3	3,830.3

Net interest income	1,731.8	1,599.0	5,073.9	4,702.8
Provision for credit losses	330.0	1,289.3	1,000.0	2,263.0

Net interest income after provision for credit losses	1,401.8	309.7	4,073.9	2,439.8

Noninterest Income
Credit and debit card revenue	132.8	116.8	373.3	344.6
Corporate payment products revenue	87.6	73.1	245.3	229.3
Merchant processing services	147.3	108.0	425.3	169.7
ATM processing services	36.7	32.8	101.1	97.4
Trust and investment management fees	225.2	226.2	684.4	679.2
Deposit service charges	192.7	170.1	521.7	495.7
Cash management fees	105.8	89.7	314.3	251.4
Commercial products revenue	125.0	108.7	370.9	304.3
Mortgage banking revenue	111.8	60.3	241.8	165.5
Trading account profits and commissions	52.6	43.6	152.0	171.3
Investment products fees and commissions	105.0	108.0	323.5	347.9
Investment banking revenue	35.7	56.9	159.4	188.2
Securities gains, net	119.0	59.8	193.7	307.1
Merger and restructuring-related gains	—	—	—	62.2
Other	81.1	64.4	215.8	253.1

Total noninterest income	1,558.3	1,318.4	4,322.5	4,066.9

Noninterest Expense
Salaries	606.0	580.3	1,801.9	1,741.3
Employee benefits	93.8	85.4	281.3	284.2
Net occupancy	103.2	102.5	305.1	314.0
Furniture and equipment	75.7	74.9	229.6	226.7
Capitalized software	36.8	33.9	112.9	97.2
Communication	46.6	49.4	136.4	138.4
Postage	44.3	44.7	135.3	135.4
Goodwill	—	62.3	—	188.7
Other intangible assets	211.4	84.8	396.3	185.4
Merger and restructuring-related charges	70.4	148.8	216.2	805.8
Other	352.1	300.5	982.5	843.6

Total noninterest expense	1,640.3	1,567.5	4,597.5	4,960.7

Income before income taxes and cumulative effect of change in accounting principles	1,319.8	60.6	3,798.9	1,546.0
Applicable income taxes	459.5	21.9	1,322.3	534.9

Income before cumulative effect of change in accounting principles	860.3	38.7	2,476.6	1,011.1
Cumulative effect of change in accounting principles	—	—	(37.2)	—

Net income	$860.3	$38.7	$2,439.4	$1,011.1

Earnings Per Share
Income before cumulative effect of change in accounting principles	$.45	$.02	$1.29	$.53
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.45	$.02	$1.27	$.53

Diluted Earnings Per Share
Income before cumulative effect of change in accounting principles	$.45	$.02	$1.29	$.52
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.45	$.02	$1.27	$.52

Dividends declared per share	$.195	$.1875	$.585	$.5625

Average common shares	1,915.0	1,952.7	1,916.0	1,919.9
Average diluted common shares	1,923.3	1,965.4	1,926.7	1,932.9

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2000	1,902,083,434	$19.4	$4,275.6	$11,658.0	$(880.1)	$95.5	$15,168.4
Net income				1,011.1			1,011.1
Unrealized gain on securities available for sale						530.5	530.5
Unrealized gain on derivatives						189.7	189.7
Foreign currency translation adjustment						(4.1)	(4.1)
Reclassification adjustment for gains realized in net income						(307.1)	(307.1)
Income taxes						(148.4)	(148.4)

Total comprehensive income							1,271.7
Cash dividends declared on common stock				(1,084.1)			(1,084.1)
Issuance of common and treasury stock	68,215,250	.7	1,402.4		27.5		1,430.6
Retirement of treasury stock		(.4)	(823.2)		823.6		—
Purchase of treasury stock	(1,333,140)				(32.3)		(32.3)
Shares reserved to meet deferred compensation obligations			.4		(.4)		—
Amortization of restricted stock			62.2				62.2

Balance September 30, 2001	1,968,965,544	$19.7	$4,917.4	$11,585.0	$(61.7)	$356.1	$16,816.5

Balance December 31, 2001	1,951,709,512	$19.7	$4,906.2	$11,918.0	$(478.1)	$95.4	$16,461.2
Net income				2,439.4			2,439.4
Unrealized gain on securities available for sale						876.5	876.5
Unrealized gain on derivatives						259.7	259.7
Foreign currency translation adjustment						4.9	4.9
Realized gain on derivatives						63.2	63.2
Reclassification adjustment for gains realized in net income						(212.9)	(212.9)
Income taxes						(376.5)	(376.5)

Total comprehensive income							3,054.3
Cash dividends declared on common stock				(1,114.5)			(1,114.5)
Issuance of common and treasury stock	8,362,415		(51.6)		196.6		145.0
Purchase of treasury stock	(45,246,685)				(1,040.2)		(1,040.2)
Shares reserved to meet deferred compensation obligations	(111,025)		3.3		(3.3)		—
Amortization of restricted stock			12.3				12.3

Balance September 30, 2002	1,914,714,217	$19.7	$4,870.2	$13,242.9	$(1,325.0)	$710.3	$17,518.1

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,

(Dollars in Millions)
(Unaudited)	2002	2001

Operating Activities
Net cash provided by (used in) operating activities	$4,929.4	$2,324.5
Investing Activities
Securities
Sales	11,201.5	18,491.5
Maturities	5,556.8	2,701.3
Purchases	(17,759.2)	(28,454.7)
Loans
Sales and securitization	1,715.9	7,311.9
Purchases	(2,325.7)	(44.0)
Net (increase) decrease in loans outstanding	(1,469.4)	(1,425.8)
Net (purchases) sales of bank premises and equipment	(172.9)	(104.2)
Acquisitions, net of cash acquired	(62.7)	(740.4)
Divestitures of branches	—	(340.0)
Other, net	(123.2)	(125.6)

Net cash provided by (used in) investing activities	(3,438.9)	(2,730.0)

Financing Activities
Net increase (decrease) in deposits	2,217.8	(5,671.6)
Net increase (decrease) in short-term borrowings	(7,614.2)	3,188.1
Principal payments on long-term debt	(5,246.2)	(6,540.8)
Proceeds from issuance of long-term debt	10,621.7	8,704.3
Proceeds from issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	—	700.0
Proceeds from issuance of common stock	121.8	127.9
Repurchase of common stock	(1,040.2)	(32.3)
Cash dividends paid	(1,107.0)	(869.4)

Net cash provided by (used in) financing activities	(2,046.3)	(393.8)

Change in cash and cash equivalents	(555.8)	(799.3)
Cash and cash equivalents at beginning of period	9,745.3	9,131.6

Cash and cash equivalents at end of period	$9,189.5	$8,332.3

See Notes to Consolidated Financial Statements.

40	U.S. Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

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

     Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 11 “Line of Business Financial Performance” on pages 28 and 29 provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 2	Accounting Changes

Accounting for Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and will be tested for impairment at least annually. Impairment charges from the initial impairment test were recognized as a “cumulative effect of change in accounting principles” in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.

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

Acquisitions of Certain Financial Institutions In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions,” an amendment of Statement of Financial Accounting Standards No. 72, No. 144 and Financial Accounting Standards Board Interpretation No. 9. In accordance with SFAS 147, the acquisition of all or a part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with SFAS 141. In addition, SFAS 147 provides that long-term customer-relationship intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, should be evaluated for impairment by the provisions of Statement of Financial Accounting Standards No. 144, “Accounting

U.S. Bancorp	41

for the Impairment or Disposal of Long-Lived Assets.” The effective date of SFAS 147 is for acquisitions on or after October 1, 2002, and adoption is not expected to have a material impact on the Company.
     Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

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

     On July 24, 2001, the Company acquired NOVA Corporation (“NOVA”), a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction represented total assets acquired of $2.9 billion and total liabilities assumed of $773 million. Included in total assets were merchant contracts and other intangibles of $650 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $1.6 billion. The goodwill reflects NOVA’s leadership position in the merchant processing market and its ability to provide a technologically superior product that is enhanced by a high level of customer service. U.S. Bancorp believes that these factors, among others, will allow NOVA to generate sufficient positive cash flows from new business in future periods to support the goodwill recorded in connection with the acquisition.
     On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern California with approximately $712 million in deposits and $570 million in assets.
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly owned subsidiary of First Defiance Financial Corp., in a cash transaction. The transaction represented total assets acquired of $527 million and total liabilities assumed of $446 million. Included in total assets were mortgage servicing rights and other intangibles of $173 million and goodwill of $12 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. The purchase agreement allows for an additional payment of up to $5 million if certain performance criteria are met.

The following table summarizes acquisitions by the Company completed since January 1, 2001, treating Firstar as the original acquiring company:

(Dollars and Shares in Millions)	Date	Assets (a	)	Deposits	Goodwill and Other Intangibles	Cash Paid/ (Received	)	Shares Issued	Accounting Method

The Leader Mortgage Company, LLC	April 2002	$517		$—	$ 185	$ 81		—	Purchase
Pacific Century Bank	September 2001	570		712	134	(43)		—	Purchase
NOVA Corporation	July 2001	949		—	2,231	842		56.9	Purchase
U.S. Bancorp	February 2001	86,602		51,335	—	—		952.4	Pooling

(a)	Assets acquired do not include purchase accounting adjustments.

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

     On November 1, 2002, the Company completed its acquisition of 57 branches in California from Bay View Bank, a wholly owned subsidiary of Bay View Capital Corporation, in a cash transaction. This acquisition included approximately $3.3 billion in retail deposits and small business deposits and $338 million in selected loans, including single-family residential mortgages, home equity loans and small business loans primarily with depository relationships.
     Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

42	U.S. Bancorp

Note 4	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related items of $216.2 million in the first nine months of 2002. In 2002, merger-related items were primarily incurred in connection with the merger of Firstar and USBM, the NOVA acquisition and the Company’s various other acquisitions. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

The components of the merger and restructuring-related items are shown below:

	Nine Months Ended
	September 30, 2002

(Dollars in Millions)	USBM	NOVA	Other (a)	Total

Severance and employee-related	$(3.5)	$—	$—	$(3.5)
Systems conversions and integration	155.5	21.7	11.4	188.6
Asset write-downs and lease terminations	65.1	—	—	65.1
Balance sheet restructurings	(38.8)	—	—	(38.8)
Other merger-related items	4.8	—	—	4.8

Total	$183.1	$21.7	$11.4	$216.2

(a)	“Other” primarily includes merger and restructuring-related items pertaining to the Leader and Pacific Century Bank acquisitions.

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
     Systems conversions and integration costs are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisition and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and other expenses related to systems conversions and the integration of acquired branches and operations.
     Asset write-downs and lease terminations represent lease termination costs and impairment of assets for redundant office space, branches that will be vacated and equipment disposed of as part of the integration plan. These costs are recognized in the accounting period that contract terminations occur or the asset becomes impaired and is abandoned.
     Balance sheet restructurings primarily represent gains or losses incurred by the Company related to the disposal of certain businesses, products, or customer and business relationships that no longer align with the long-term strategy of the Company. It may also include charges to realign risk management practices related to certain credit portfolios. During the third quarter of 2002, the Company realized a mark-to-market recovery associated with the liquidation of U.S. Bancorp Libra’s investment portfolio. The Company exited this business in 2001 and the liquidation efforts are substantively complete. Also during the first nine months of 2002, the Company recognized asset gains related to the sale of a non-strategic investment in a sub-prime lending business.
     Other merger-related items of $4.8 million primarily represented changes to conform accounting policies implemented at the time of systems conversions related to the merger of Firstar and USBM.

U.S. Bancorp	43

The following table presents a summary of activity with respect to the merger and restructuring-related accruals:

			Piper
(Dollars in Millions)	USBM	NOVA	Restructuring	Other (a)	Total

Balance at December 31, 2001	$124.3	$48.4	$18.1	$14.6	$205.4
Provision charged to operating expense	183.1	21.7	—	11.4	216.2
Additions related to purchase acquisitions	—	3.8	—	2.8	6.6
Cash outlays	(258.6)	(25.0)	(8.4)	(17.2)	(309.2)
Noncash write-downs and other	(1.0)	(35.6)	(1.5)	(1.4)	(39.5)

Balance at September 30, 2002	$47.8	$13.3	$8.2	$10.2	$79.5

(a)	“Other” primarily includes the acquisitions of Leader and Pacific Century Bank.

The adequacy of the accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The following table presents a summary of activity with respect to the merger of Firstar and USBM:

	Severance	Systems	Asset
	and	Conversions	Write-downs	Balance
	Employee-	and	and Lease	Sheet
(Dollars in Millions)	Related	Integration	Terminations	Restructurings	Other	Total

Balance at December 31, 2001	$88.3	$—	$33.1	$2.1	$.8	$124.3
Provision charged to operating expense	(6.7)	57.6	14.8	(3.8)	2.5	64.4
Cash outlays	(37.6)	(57.6)	(3.1)	—	(.1)	(98.4)
Noncash write-downs and other	9.0	—	(14.5)	3.8	(2.5)	(4.2)

Balance at March 31, 2002	$53.0	$—	$30.3	$2.1	$.7	$86.1
Provision charged to operating expense	2.2	64.9	17.4	(24.9)	.9	60.5
Cash outlays	(21.1)	(64.9)	(4.7)	—	—	(90.7)
Noncash write-downs and other	—	—	(17.5)	24.9	(.9)	6.5

Balance at June 30, 2002	$34.1	$—	$25.5	$2.1	$.7	$62.4
Provision charged to operating expense	1.0	33.0	32.9	(10.1)	1.4	58.2
Cash outlays	(13.9)	(33.0)	(22.6)	—	—	(69.5)
Noncash write-downs and other	.7	—	(10.0)	8.0	(2.0)	(3.3)

Balance at September 30, 2002	$21.9	$—	$25.8	$—	$.1	47.8

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

	September 30,	December 31,
(Dollars in Millions)	2002	2001

Severance	$26.5	$106.3
Other employee-related costs	3.5	4.7
Lease termination and facility costs	48.6	64.3
Contracts and system write-offs	.2	18.3
Other	.7	11.8

Total	$79.5	$205.4

The merger and restructuring-related accrual by significant acquisition or business restructuring was as follows:

	September 30,	December 31,
(Dollars in Millions)	2002	2001

USBM	$47.8	$124.3
NOVA	13.3	48.4
Piper Jaffray Companies, Inc.	8.6	20.8
Leader	2.0	—
Pacific Century Bank	1.8	3.1
Other acquisitions	6.0	8.8

Total	$79.5	$205.4

44	U.S. Bancorp

In connection with the merger of Firstar and USBM, management estimates the Company will incur pre-tax merger-related charges of approximately $88.0 million for the remainder of 2002. These are currently estimated to include $44.6 million in occupancy and equipment charges (elimination of duplicate facilities and write-offs of equipment), $38.8 million for conversions of systems and consolidation of operations and $4.6 million in severance and employee-related costs.

     With respect to the NOVA acquisition, the Company expects to incur approximately $47.0 million of additional pre-tax merger-related charges through 2003. In addition, the Company anticipates an additional $8.8 million of pre-tax merger-related expenses in the remainder of 2002 as a result of other acquisitions.

Note 5	Investment Securities

The amortized cost and fair value of held-to-maturity and available-for-sale securities consisted of the following:

	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(Dollars in Millions)	Cost	Value	Cost	Value

Held-to-maturity (a)
Mortgage-backed securities	$22	$22	$28	$28
Obligations of state and political subdivisions	235	247	271	278

Total held-to-maturity securities	$257	$269	$299	$306

Available-for-sale (b)
U.S. Treasuries and agencies	$407	$421	$439	$449
Mortgage-backed securities	24,617	25,255	21,937	21,964
Other asset-backed securities	1,004	1,046	2,091	2,064
Obligations of state and political subdivisions	640	666	877	891
Other	887	849	950	941

Total available-for-sale securities	$27,555	$28,237	$26,294	$26,309

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

The following table represents realized gains and losses from available-for-sale securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2002	2001	2002	2001

Realized gains	$131.8	$61.1	$209.6	$310.7
Realized losses	(12.8)	(1.3)	(15.9)	(3.6)

Net realized gains (losses)	$119.0	$59.8	$193.7	$307.1

U.S. Bancorp	45

Note 6	Loans

The composition of the loan portfolio was as follows:

	September 30, 2002		December 31, 2001

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$38,330	33.1%	$40,472	35.4%
Lease financing	5,496	4.7	5,858	5.1

Total commercial	43,826	37.8	46,330	40.5
Commercial real estate
Commercial mortgages	19,774	17.1	18,765	16.4
Construction and development	6,530	5.6	6,608	5.8

Total commercial real estate	26,304	22.7	25,373	22.2
Residential mortgages	8,439	7.3	7,829	6.8
Retail
Credit card	5,608	4.8	5,889	5.1
Retail leasing	5,575	4.8	4,906	4.3
Home equity and second mortgages	13,668	11.8	12,235	10.7
Other retail
Revolving credit	2,708	2.3	2,673	2.3
Installment	2,336	2.0	2,292	2.0
Automobile	5,991	5.2	5,660	5.0
Student	1,479	1.3	1,218	1.1

Total other retail	12,514	10.8	11,843	10.4

Total retail	37,365	32.2	34,873	30.5

Total loans	$115,934	100.0%	$114,405	100.0%

During the third quarter of 2002, reclassifications between loan categories occurred in connection with conforming loan classifications at the time of system conversions. Prior quarters were not restated, as it was impractical to determine the extent of reclassification for all periods presented. Reclassifications included approximately $1.2 billion from the commercial loans category to the commercial real estate loan category ($.5 billion) and the residential mortgages category ($.7 billion). Loans are presented net of unearned interest which amounted to $1.6 billion at September 30, 2002, and December 31, 2001.

Note 7	Intangible Assets

The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and other indefinite lived intangible assets are no longer amortized and will be tested for impairment at least annually. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.

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

46	U.S. Bancorp

Net income and earnings per share adjusted for the exclusion of amortization expense (net of tax) and asset impairments related to goodwill are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions, Except Per Share Data)	2002	2001	2002	2001

Reported net income	$860.3	$38.7	$2,439.4	$1,011.1
Goodwill amortization, net of tax	—	59.5	—	181.7
Asset impairments, net of tax	—	—	37.2	—

Adjusted net income	$860.3	$98.2	$2,476.6	$1,192.8

Earnings per share
Reported net income	$.45	$.02	$1.27	$.53
Goodwill amortization, net of tax	—	.03	—	.09
Asset impairments, net of tax	—	—	.02	—

Adjusted net income	$.45	$.05	$1.29	$.62

Diluted earnings per share
Reported net income	$.45	$.02	$1.27	$.52
Goodwill amortization, net of tax	—	.03	—	.10
Asset impairments, net of tax	—	—	.02	—

Adjusted net income	$.45	$.05	$1.29	$.62

Management anticipates that applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, will increase after-tax income for the year ending December 31, 2002, by approximately $200 million, or $.10 per diluted share.

The following table reflects the changes in the carrying value of goodwill for the nine months ended September 30, 2002:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2001	$1,348	$1,706	$289	$1,811	$305	$5,459
Goodwill acquired	25	15		2		42
Impairment losses	(59)					(59)

Balance at September 30, 2002	$1,314	$1,721	$289	$1,813	$305	$5,442

Goodwill acquired in the first nine months of 2002 included $25 million in Wholesale Banking from an earn-out payment related to the acquisition of Oliver-Allen Corporation, Inc. in April of 2000 and $15 million in Consumer Banking related to the purchase of Leader in April of 2002.

Amortizable intangible assets consisted of the following:

			September 30,	December 31,
	Estimated	Amortization	2002	2001
(Dollars in Millions)	Life (b)	Method (c)	Balance	Balance

Goodwill (a)	—	—	$5,442	$5,459
Merchant processing contracts	11 years	AC	630	680
Core deposit benefits	10 years	SL	471	530
Mortgage servicing rights	5 years	AC	609	360
Other identified intangibles	10 years	SL/AC	367	383

Total			$7,519	$7,412

(a)	The Company adopted SFAS 142 on January 1, 2002, resulting in the elimination of amortization of goodwill and other indefinite lived intangible assets. Prior to adoption, goodwill was amortized over periods ranging up to 25 years.
(b)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted average amortization period for intangibles subject to accelerated methods.
(c)	Amortization methods:

SL = straight line method AC = accelerated methods generally based on cash flows

U.S. Bancorp	47

Aggregate amortization expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2002	2001	2002	2001

Goodwill (a)	$—	$62.3	$—	$188.7
Merchant processing contracts	34.0	13.4	98.4	14.6
Core deposit benefits	19.4	20.4	59.2	60.8
Mortgage servicing rights	143.7	36.5	195.9	66.0
Other identified intangibles	14.3	14.5	42.8	44.0

Total	$211.4	$147.1	$396.3	$374.1

(a)	The Company adopted SFAS 142 on January 1, 2002, resulting in the elimination of amortization of goodwill and other indefinite lived intangible assets.

Below is the estimated amortization expense for the years ended:

(Dollars in Millions)

Remaining 2002	$115.4
2003	357.5
2004	338.8
2005	324.9
2006	310.4

Note 8	Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights are summarized as follows:

	Nine Months Ended	Year Ended
(Dollars in Millions)	September 30, 2002	December 31, 2001

Balance at beginning of period	$360	$229
Rights purchased	217	25
Rights capitalized	252	315
Amortization	(64)	(45)
Rights sold	(24)	(103)
Impairment	(132)	(61)

Balance at end of period	$609	$360

The Company serviced $39.4 billion and $22.0 billion of mortgage loans for other investors as of September 30, 2002, and December 31, 2001, respectively.

     During the third quarter of 2002, the Company purchased $14 million in mortgage servicing rights and recognized mortgage servicing rights amortization and impairments of $26 and $118 million, respectively.
     The fair value of capitalized mortgage servicing rights was $621 million at September 30, 2002, and $360 million at December 31, 2001. At September 30, 2002, the reduction in the current fair value of mortgage servicing rights to immediate 25 and 50 basis point adverse interest rate changes would be approximately $46 million and $101 million, respectively. The Company utilizes the investment portfolio as an economic hedge to this possible adverse interest rate change. The Company also, from time to time, purchases principal-only securities that act as a partial economic hedge.

48	U.S. Bancorp

Note 9	Deposits

The composition of deposits was as follows:

	September 30, 2002		December 31, 2001

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$32,189	30.0%	$31,212	29.7%
Interest-bearing deposits
Interest checking	15,664	14.6	15,251	14.5
Money market accounts	25,246	23.5	24,835	23.6
Savings accounts	4,903	4.5	4,637	4.4

Subtotal	45,813	42.6	44,723	42.5
Time certificates of deposit less than $100,000	17,826	16.6	20,724	19.7
Time deposits greater than $100,000
Domestic	9,620	9.0	7,286	6.9
Foreign	1,978	1.8	1,274	1.2

Total interest-bearing deposits	75,237	70.0	74,007	70.3

Total deposits	$107,426	100.0%	$105,219	100.0%

Note 10	Long-Term Debt

Long-term debt (debt with original maturities of more than one year) consisted of the following:

	September 30,	December 31,
(Dollars in Millions)	2002	2001

Fixed-rate subordinated notes (5.70% to 8.35%) — maturities to June 2026	$6,511	$5,746
Federal Home Loan Bank advances (.50% to 8.25%) — maturities to October 2026	9,256	7,196
Bank notes (1.73% to 6.25%) — maturities to November 2005	9,755	7,550
Medium-term notes (1.97% to 7.50%) — maturities to August 2007	4,642	3,215
Euro medium-term notes (2.01%) — due April 2004	400	400
Convertible senior notes (1.50%) — due August 2021	57	1,100
Other	1,064	509

Total	$31,685	$25,716

In February 2002, the Company’s subsidiary U.S. Bank National Association issued $1.0 billion of fixed-rate subordinated notes due February 4, 2014. The interest rate is 6.30% per annum. Also during the first nine months of 2002, the Company issued $6.5 billion of medium-term notes and bank notes, $3.1 billion of long-term Federal Home Loan Bank advances and had debt repayments and maturities of $5.2 billion.

     On August 6, 2002, the Company repurchased for cash approximately $1.1 billion accreted value of its convertible senior notes due in 2021 (the “CZARS”), in accordance with the terms of the indenture governing the CZARS. Approximately $57 million in accreted value of the CZARS remains outstanding.

U.S. Bancorp	49

Note 11	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The following table is a summary of the Trust Preferred Securities at September 30, 2002:

		Trust
		Preferred			Rate at
	Issuance	Securities	Debentures	Rate	September 30,		Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount	Type (a)	2002	Maturity Date	Date (b)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75	May 2031	May 4, 2006
USB Capital II	April 1998	350	361	Fixed	7.20	April 2028	April 1, 2003
Institutional
Star Capital I	June 1997	150	155	Variable	2.59	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.67	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32	December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09	November 2026	November 15, 2006

(a)	The variable-rate Trust Preferred Securities reprice quarterly.
(b)	Earliest date of redemption.

Note 12	Shareholders’ Equity

At December 31, 2000, the Company had the authority to issue 2 billion shares of common stock and 10 million shares of preferred stock. In connection with the merger of Firstar and USBM, on February 27, 2001, the number of authorized common shares for the Company was increased to 4 billion. Additionally, on February 27, 2001, in connection with the merger of Firstar and USBM, the par value of the Company’s common stock was reduced from $1.25 per share to $.01 per share. The Company had 1,914.7 million and 1,951.7 million shares of common stock outstanding at September 30, 2002, and December 31, 2001, respectively.

     All treasury shares, except those acquired to meet obligations arising from deferred compensation plans, were retired effective February 27, 2001. The stock repurchase programs of Firstar and USBM were rescinded on October 4, 2000, and January 17, 2001, respectively, in connection with the merger. No shares were repurchased by Firstar or USBM from those dates to February 27, 2001, nor were any shares repurchased by the Company from February 27, 2001, to June 30, 2001. On July 17, 2001, the Company’s Board of Directors approved a plan to repurchase 56.4 million shares of the Company’s outstanding common stock to replace shares issued in connection with the acquisition of NOVA. On December 18, 2001, the Company’s Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock through 2003. During the first quarter of 2002, the Company repurchased 40.0 million shares of common stock in both public and private transactions related to these authorizations, effectively completing the July 17, 2001 authorization. During the second and third quarters of 2002, the Company repurchased an additional 5.2 million shares of common stock under the December 2001 plan.

50	U.S. Bancorp

Note 13	Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2002	2001

Income before cumulative effect of change in accounting principles	$860.3	$38.7	$2,476.6	$1,011.1
Cumulative effect of change in accounting principles	—	—	(37.2)	—

Net income	$860.3	$38.7	$2,439.4	$1,011.1

Weighted average common shares outstanding	1,915.0	1,952.7	1,916.0	1,919.9
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	8.3	12.7	10.7	13.0

Weighted average diluted common shares outstanding	1,923.3	1,965.4	1,926.7	1,932.9

Earnings per share
Income before cumulative effect of change in accounting principles	$.45	$.02	$1.29	$.53
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.45	$.02	$1.27	$.53

Diluted earnings per share
Income before cumulative effect of change in accounting principles	$.45	$.02	$1.29	$.52
Cumulative effect of change in accounting principles	—	—	(.02)	—

Net income	$.45	$.02	$1.27	$.52

For the three months ended September 30, 2002 and 2001, options to purchase 128 million and 82 million shares, respectively, and 119 million and 110 million shares for the nine months ended 2002 and 2001, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 14	Income Taxes

The components of income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2002	2001	2002	2001

Federal
Current	$337.8	$(71.6)	$969.0	$253.5
Deferred	84.5	89.2	243.0	210.3

Federal income tax	422.3	17.6	1,212.0	463.8
State
Current	26.2	(7.9)	76.1	43.4
Deferred	11.0	12.2	34.2	27.7

State income tax	37.2	4.3	110.3	71.1

Total income tax provision	$459.5	$21.9	$1,322.3	$534.9

U.S. Bancorp	51

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2002	2001	2002	2001

Tax at statutory rate (35%)	$461.9	$21.2	$1,329.6	$541.1
State income tax, at statutory rates, net of federal tax benefit	24.2	2.9	72.8	46.3
Tax effect of
Tax-exempt interest, net	(7.3)	(8.3)	(21.4)	(31.5)
Amortization of nondeductible goodwill	—	19.5	—	65.1
Tax credits	(23.6)	(17.5)	(66.1)	(52.5)
Nondeductible merger charges	1.7	10.5	3.8	59.5
Other items	2.6	(6.4)	3.6	(93.1)

Applicable income taxes	$459.5	$21.9	$1,322.3	$534.9

The Company’s net deferred tax liability was $1,222.1 million at September 30, 2002, and $573.2 million at December 31, 2001.

Note 15	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

	Nine Months Ended
	September 30,

(Dollars in Millions)	2002	2001

Acquisitions and divestitures
Assets acquired (sold)	$534.6	$1,150.5
Liabilities (assumed) sold	(446.2)	(508.9)

Net	$88.4	$641.6

Money Market Investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	September 30,	December 31,
(Dollars in Millions)	2002	2001

Interest-bearing deposits	$100	$104
Federal funds sold	68	123
Securities purchased under agreements to resell	317	398

Total money market investments	$485	$625

Transfers and Servicing of Financial Assets The Company transferred $45.4 billion and $50.4 billion of high credit quality, low margin commercial loans to the conduit, Stellar Funding Group, Inc., in the first nine months of 2002 and 2001, respectively. The amount of these transfers are reported on a gross basis representing new participations and the renewal of participations. The amount of loan transfers net of repayments was approximately $(2.1) billion and $4.7 billion in the first nine months of 2002 and 2001, respectively.

Note 16	Contingencies

Along with many other investment banking firms, the Company’s brokerage and investment banking subsidiary, U.S. Bancorp Piper Jaffray, has received subpoenas and requests for information from governmental and self-regulatory agencies in connection with the industry-wide investigations of research analyst independence and related issues. The Company is cooperating fully with these investigations. While the Company cannot determine the extent of any adverse judgements, penalties or fines, if any, that could result from the resolution of these matters, management does not believe that the financial impact of any resolution will be material.

     The Company is subject to various other litigation, investigations and legal and administrative cases and proceedings that arise in the ordinary course of its businesses. Due to their complex nature, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, the Company believes that the aggregate amount of such liabilities will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

52	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates

	For the Three Months Ended September 30,

	2002			2001

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Money market investments	$683	$3.3	1.92%	$659	$6.3	3.80%	3.6%
Trading account securities	915	11.0	4.79	703	11.5	6.58	30.2
Taxable securities	29,321	372.2	5.08	21,661	321.2	5.93	35.4
Non-taxable securities	898	15.5	6.86	1,290	22.7	7.02	(30.4)
Loans held for sale	2,264	37.3	6.59	2,482	53.9	8.69	(8.8)
Loans
Commercial	43,216	663.1	6.10	49,623	857.2	6.86	(12.9)
Commercial real estate	25,818	412.2	6.33	26,058	493.4	7.51	(.9)
Residential mortgages	8,513	150.6	7.06	8,355	156.7	7.48	1.9
Retail	37,117	738.7	7.90	33,378	771.8	9.19	11.2

Total loans	114,664	1,964.6	6.80	117,414	2,279.1	7.71	(2.3)

Other earning assets	1,591	25.4	6.34	1,619	24.3	5.97	(1.7)
Allowance for credit losses	2,545			1,798			41.5

Total earning assets (a)	150,336	2,429.3	6.43	145,828	2,719.0	7.42	3.1
Other assets	25,276			23,421			7.9

Total assets	$173,067			$167,451			3.4

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,838			$25,106			14.9
Interest-bearing deposits
Interest checking	15,534	25.8	.66	13,842	44.7	1.28	12.2
Money market accounts	24,512	80.5	1.30	25,168	164.3	2.59	(2.6)
Savings accounts	4,969	6.6	.52	4,587	10.5	.91	8.3
Time certificates of deposit less than $100,000	18,710	177.0	3.75	22,641	295.9	5.18	(17.4)
Time deposits greater than $100,000	12,349	80.4	2.58	13,887	154.6	4.42	(11.1)

Total interest-bearing deposits	76,074	370.3	1.93	80,125	670.0	3.32	(5.1)
Short-term borrowings	9,641	56.4	2.32	12,662	122.9	3.85	(23.9)
Long-term debt	32,089	208.0	2.58	25,058	276.7	4.39	28.1
Company-obligated mandatorily redeemable preferred securities	2,954	53.5	7.18	2,088	39.7	7.53	41.5

Total interest-bearing liabilities	120,758	688.2	2.26	119,933	1,109.3	3.67	.7
Other liabilities	6,196			5,467			13.3
Shareholders’ equity	17,275			16,945			1.9

Total liabilities and shareholders’ equity	$173,067			$167,451			3.4%

Net interest income		$1,741.1			$1,609.7

Gross interest margin			4.17%			3.75%

Gross interest margin without taxable-equivalent increments			4.15			3.72

Percent of Earning Assets
Interest income			6.43%			7.42%
Interest expense			1.82			3.02

Net interest margin			4.61			4.40

Net interest margin without taxable-equivalent increments			4.59%			4.37%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

(a)	Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

U.S. Bancorp	53

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates

	For the Nine Months Ended September 30,

	2002			2001

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Money market investments	$725	$8.8	1.62%	$676	$22.6	4.46%	7.2%
Trading account securities	947	29.6	4.16	736	42.7	7.74	28.7
Taxable securities	27,321	1,066.1	5.20	18,725	862.3	6.14	45.9
Non-taxable securities	979	50.7	6.90	1,987	108.1	7.25	(50.7)
Loans held for sale	2,256	113.1	6.69	1,634	96.4	7.87	38.1
Loans
Commercial	44,334	2,003.3	6.04	51,235	2,882.2	7.52	(13.5)
Commercial real estate	25,413	1,222.8	6.43	26,287	1,563.8	7.95	(3.3)
Residential mortgages	8,225	441.5	7.16	8,798	509.8	7.73	(6.5)
Retail	36,163	2,172.6	8.03	33,215	2,408.8	9.69	8.9

Total loans	114,135	5,840.2	6.84	119,535	7,364.6	8.23	(4.5)

Other earning assets	1,629	77.1	6.33	1,708	82.4	6.45	(4.6)
Allowance for credit losses	2,542			1,794			41.7

Total earning assets (a)	147,992	7,185.6	6.49	145,001	8,579.1	7.90	2.1
Other assets	24,567			21,941			12.0

Total assets	$170,017			$165,148			2.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$27,872			$24,408			14.2
Interest-bearing deposits
Interest checking	15,336	77.5	.68	13,805	170.3	1.65	11.1
Money market accounts	24,563	232.4	1.27	24,815	609.2	3.28	(1.0)
Savings accounts	4,901	19.7	.54	4,539	34.8	1.02	8.0
Time certificates of deposit less than $100,000	19,602	584.2	3.98	23,959	985.6	5.50	(18.2)
Time deposits greater than $100,000	10,865	227.8	2.80	14,137	536.8	5.08	(23.1)

Total interest-bearing deposits	75,267	1,141.6	2.03	81,255	2,336.7	3.84	(7.4)
Short-term borrowings	11,934	203.6	2.28	12,293	433.5	4.72	(2.9)
Long-term debt	29,584	579.0	2.61	24,304	957.4	5.26	21.7
Company-obligated mandatorily redeemable preferred securities	2,886	160.1	7.42	1,774	102.7	7.74	62.7

Total interest-bearing liabilities	119,671	2,084.3	2.33	119,626	3,830.3	4.28	—
Other liabilities	5,834			5,102			14.3
Shareholders’ equity	16,640			16,012			3.9

Total liabilities and shareholders’ equity	$170,017			$165,148			2.9%

Net interest income		$5,101.3			$4,748.8

Gross interest margin			4.16%			3.62%

Gross interest margin without taxable-equivalent increments			4.14			3.58

Percent of Earning Assets
Interest income			6.49%			7.90%
Interest expense			1.89			3.53

Net interest margin			4.60			4.37

Net interest margin without taxable-equivalent increments			4.58%			4.33%

Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.

Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

(a)	Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

54	U.S. Bancorp

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     12 Computation of Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K

     During the three months ended September 30, 2002, and through the date of this report, the Company filed the following current reports on Form 8-K:

•	Form 8-K dated July 17, 2002, relating to the Company’s second quarter 2002 financial results.
•	Form 8-K dated October 16, 2002, relating to the Company’s third quarter 2002 financial results.
•	Form 8-K dated November 8, 2002, relating to the change in the Company’s certifying accountants.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN Terrance R. Dolan Executive Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

U.S. Bancorp	55

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chief Executive Officer

Dated: November 14, 2002

56	U.S. Bancorp

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Moffett, Chief Financial Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID M. MOFFETT

David M. Moffett
Chief Financial Officer

Dated: November 14, 2002

U.S. Bancorp	57

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

(Dollars in Millions)	2002	2002

Earnings
1. Income before cumulative effect of change in accounting principles	$860.3	$2,476.6
2. Applicable income taxes	459.5	1,322.3

3. Income before income taxes and cumulative effect of change in accounting principles (1 + 2)	$1,319.8	$3,798.9

4. Fixed charges:
a. Interest expense excluding interest on deposits	$317.9	$942.7
b. Portion of rents representative of interest and amortization of debt expense	19.6	58.7

c. Fixed charges excluding interest on deposits (4a + 4b)	337.5	1,001.4
d. Interest on deposits	370.3	1,141.6

e. Fixed charges including interest on deposits (4c + 4d)	$707.8	$2,143.0

5. Amortization of interest capitalized	$—	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	1,657.3	4,800.3
7. Earnings including interest on deposits (3 + 4e + 5)	2,027.6	5,941.9
8. Fixed charges excluding interest on deposits (4c)	337.5	1,001.4
9. Fixed charges including interest on deposits (4e)	707.8	2,143.0

Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/ line 8)	4.91	4.79
11. Including interest on deposits (line 7/line 9)	2.86	2.77

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

Corporate Information

Executive Offices

U.S. Bancorp

800 Nicollet Mall
Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar

Mellon Investor Services acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan agent, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

Mellon Investor Services

P.O. Box 3315
South Hackensack, NJ 07606-1915
Phone: 888-778-1311
Internet: melloninvestor.com

For Registered or Certified Mail:

Mellon Investor Services
85 Challenger Road
Ridgefield Park, NJ 07660

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. central time and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Mellon’s internet site by clicking on the “InvestorServices Direct” link.

Independent Accountants

PricewaterhouseCoopers LLP serves as the independent accountants of U.S. Bancorp.

Common Stock Listing and Trading

U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

Dividends and Reinvestment Plan

U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to prior approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, Mellon Investor Services.

Investment Community Contacts

Howell D. McCullough
Senior Vice President, Investor Relations
howell.mccullough@usbank.com
Phone: 612-303-0786

Judith T. Murphy

Vice President, Investor Relations
judith.murphy@usbank.com
Phone: 612-303-0783

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

U.S. Bancorp Investor Relations

800 Nicollet Mall
Minneapolis, Minnesota 55402
corporaterelations@usbank.com
Phone: 612-303-0799

Media Requests

Steve Dale
Senior Vice President, Media Relations
Phone: 612-303-0784

Other Business Information

For product and service information, branch office and ATM locations, information about lines of business, account access, employment opportunities and more, visit usbank.com.

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