Form 10-K
period 2002-12-31
US BANCORP \DE\
filed 2003-02-28
CIK 36104

Five Star

Service Guaranteed

The U.S. Bank Five Star Service Guarantee

Our service is what ultimately differentiates U.S. Bank from our competitors. Every day. Every transaction. To win customers, satisfy them, keep them and expand their business relationship with U.S. Bank, we strive to deliver outstanding service to every customer.
If we fall short in keeping our service guarantees, and the customer tells us they did not get the service they expected and deserved, we pay the customer for the inconvenience. We consider it a privilege to serve our customers; they are the reason we are in business and because of them, our bank succeeds.
Our service guarantees apply to every line of business, and we pledge outstanding service to every customer—from personal checking account customers to large corporate banking clients; from small business partners to private banking clients. Every one of our ten million customers is covered by one or more guarantees that encompass accuracy, accessibility, timeliness and responsiveness.
The U.S. Bank Five Star Service Guarantee is fundamental to the way we do business. Evaluating outstanding customer service is a key element in our recruiting practices, our training programs and our employee compensation structure.

Corporate Profile

U.S. Bancorp is a multi-state financial holding company with headquarters in Minneapolis, Minnesota. U.S. Bancorp is the 8th largest financial holding company in the United States with total assets exceeding $180 billion at year-end 2002.
     Through U.S. Bank® and other subsidiaries, U.S. Bancorp serves more than 10 million customers, principally through 2,142 full-service branch offices in 24 states. In addition, specialized offices across the country and in several foreign countries provide corporate, loan, private client and brokerage services. Customers also access their accounts at U.S. Bancorp through 4,604 U.S. Bank ATMs and telephone banking. More than 1,300,000 customers also do all or part of their banking with U.S. Bancorp via U.S. Bank Internet Banking.
     U.S. Bancorp and its subsidiaries provide a comprehensive selection of premium financial products and services to individuals, businesses, nonprofit organizations, institutions, government entities and public sector clients.
     Major lines of business provided by U.S. Bancorp through U.S. Bank and other subsidiaries include Consumer Banking, Payment Services, Wholesale Banking and Private Client, Trust & Asset Management. All products and services are backed by the exclusive U.S. Bank Five Star Service Guarantee.

Recent announcement regarding our capital markets business: On February 19, 2003, U.S. Bancorp announced its plans to spin-off to U.S. Bancorp shareholders its capital markets business unit, including the investment banking and brokerage activities primarily conducted by its wholly owned subsidiary, U.S. Bancorp Piper Jaffray®. As a result, U.S. Bancorp shareholders would receive shares of the new Piper Jaffray company in a tax-free stock dividend distribution. It is anticipated that the spin-off will be completed in the third quarter of 2003. Once the spin-off is completed, our capital markets business will be owned 100 percent by U.S. Bancorp shareholders, and will become an independent publicly traded company. U.S. Bancorp will hold no continuing equity interest in the company.
     U.S. Bancorp will continue to offer a comprehensive range of investment and financial solutions through U.S. Bank, U.S. Bancorp Asset Management and U.S. Bancorp Investments. U.S. Bancorp Piper Jaffray, through its Capital Markets and Private Advisory Services operations, provides a full range of investment products and services to individuals, institutions and businesses.

1 U.S. Bancorp

Graphs of Selected Financial Highlights
Financial Summary
Letter to Shareholders
Corporate Governance
Outstanding Service and Convenience
Growing Core Revenue
Lines of Business Highlights:
Consumer Banking
Payment Services
Private Client, Trust & Asset Management
Wholesale Banking
Capital Markets
U.S. Bank Hispanic Initiative
Every Community Counts
Management’s Discussion and Analysis
Responsibility for Financial Statements of U.S. Bancorp
Report of Independent Accountants
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Shareholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Consolidated Balance Sheet -- Five-Year Summary
Consolidated Statement of Income -- Five-Year Summary
Quarterly Consolidated Financial Data
Supplemental Financial Data
Consolidated Daily Average Balance Sheet and Related Yields and Rates
Annual Report on Form 10-K
Executive Officers
Directors
EX-10.02 Amendment 1 to 2001 Stock Incentive Plan
EX-10.03 1998 Executive Stock Incentive Plan
EX-10.04 Summary 1991 Exec. Stock Incentive Plan
EX-10.05 2001 Employee Stock Incentive Plan
EX-10.06 Firstar 1999 Emp. Stock Incentive Plan
EX-10.07 Firstar 1998 Emp. Stock Incentive Plan
EX-10.08 Star Banc 1996 Starshare Stock Incentive
EX-10.16 Non Qualified Executive Retirement Plan
EX-10.18 Amendment 1 to Deferred Compensation Plan
EX-10.22 Employment Agreement - Edward Grzedzinski
EX-12 Computation of Ratio of Earnings to Fixed
EX-21 Subsidiaries of the Registrant
EX-23 Consent of PricewaterhouseCoopers LLP

Graphs of Selected Financial Highlights

2 U.S. Bancorp

Financial Summary

				2002	2001
Year Ended December 31 (Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2000	v 2001	v 2000

Total net revenue (taxable-equivalent basis)	$12,744.9	$11,761.9	$11,018.2	8.4%	6.7%
Noninterest expense	5,932.5	5,658.8	5,368.3	4.8	5.4
Provision for credit losses	1,349.0	2,146.6	828.0
Income taxes	1,925.7	1,405.7	1,715.0

Operating earnings (a)	$3,537.7	$2,550.8	$3,106.9	38.7%	(17.9)%
Merger and restructuring-related items (after-tax)	(211.3)	(844.3)	(231.3)
Cumulative effect of change in accounting principles (after-tax)	(37.2)	—	—

Net income	$3,289.2	$1,706.5	$2,875.6	92.7%	(40.7)%

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$1.74	$.89	$1.51	95.5%	(41.1)%
Diluted earnings per share before cumulative effect of change in accounting principles	1.73	.88	1.50	96.6	(41.3)
Earnings per share	1.72	.89	1.51	93.3	(41.1)
Diluted earnings per share	1.71	.88	1.50	94.3	(41.3)
Dividends declared per share (b)	.78	.75	.65	4.0	15.4
Book value per share	9.44	8.43	7.97	12.0	5.8
Market value per share	21.22	20.93	23.25	1.4	(10.0)
Average shares outstanding	1,916.0	1,927.9	1,906.0	(.6)	1.1
Average diluted shares outstanding	1,926.1	1,939.5	1,918.5	(.7)	1.1

Financial Ratios
Return on average assets	1.91%	1.03%	1.81%
Return on average equity	19.4	10.5	20.0
Net interest margin (taxable-equivalent basis)	4.61	4.42	4.33
Efficiency ratio	50.3	57.5	51.9

Financial Ratios Excluding Merger and Restructuring-Related Items and Cumulative Effect of Change in Accounting Principles (a)
Return on average assets	2.06%	1.54%	1.96%
Return on average equity	20.9	15.7	21.6
Efficiency ratio	47.7	49.5	48.8
Banking efficiency ratio (c)	44.0	45.2	43.5

Average Balances
Loans	$114,456	$118,177	$118,317	(3.1)%	(.1)%
Investment securities	28,829	21,916	17,311	31.5	26.6
Earning assets	149,143	145,165	140,606	2.7	3.2
Assets	171,948	165,944	158,481	3.6	4.7
Deposits	105,124	104,956	103,426	.2	1.5
Total shareholders’ equity	16,963	16,201	14,365	4.7	12.8

Period End Balances
Loans	$116,251	$114,405	$122,365	1.6%	(6.5)%
Allowance for credit losses	2,422	2,457	1,787	(1.4)	37.5
Investment securities	28,488	26,608	17,642	7.1	50.8
Assets	180,027	171,390	164,921	5.0	3.9
Deposits	115,534	105,219	109,535	9.8	(3.9)
Total shareholders’ equity	18,101	16,461	15,168	10.0	8.5
Regulatory capital ratios Tangible common equity	5.6%	5.7%	6.3%
Tier 1 capital	7.8	7.7	7.2
Total risk-based capital	12.2	11.7	10.6
Leverage	7.5	7.7	7.4

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to in this Annual Report and Form 10-K as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.

(b)	Dividends per share have not been restated for the 2001 merger of Firstar and the former U.S. Bancorp.

(c)	Without investment banking and brokerage activity.

Forward-Looking Statements

This Annual Report and Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of the Company. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in U.S. Bancorp’s reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties; and (viii) capital investments in the Company’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp 3

Fellow Shareholders:

I am pleased to tell you that U.S. Bancorp achieved its goals for the year 2002—to successfully complete the systems integration of Firstar and the “old” U.S. Bancorp without any disruption of superior service to our customers; to reduce the risk profile of our corporation; and to improve customer service throughout our entire franchise

First, it is not overstating to say that the integration process was virtually flawless and transparent to our more than ten million customers. The integration was completed on schedule and met or exceeded our high expectations. We are now a rarity in our industry—a 24-state, $180 billion corporation doing business on a totally unified, single operating system for all of our markets and all of our customers. The service, cost, accuracy and responsiveness advantages of that are enormous, and we are already putting our new capabilities to work for our customers.
     Second, during the year, we continued to reduce the risk profile of our corporation. We exited higher risk businesses; we intensified and improved collection efforts; and we put improved credit and underwriting policies into effect across the corporation. While our credit costs are still too high, reflecting the nation’s current economic condition, it appears credit quality has stabilized, and the improvements we have made put us in a position of strength to take every advantage of our skill and expertise, our products and services, our markets and an economic recovery.
     Third, a re-energized culture of outstanding customer service is growing appreciably throughout our company, which is especially gratifying in those markets where our relentless pursuit of unparalleled service is a newer concept. We are pleased that our employees embrace customer service as the single most important factor in our ongoing and future success.
     Our goals for 2003 are to generate increased organic growth, maximize our operating leverage, skillfully manage credit quality, continue the reduction of our risk profile—and, as always, grow revenues faster than expenses. We are persistent and disciplined in our approach to these goals—we have specific initiatives in process, and fully anticipate achieving our goals.
     Despite a challenging economy, we ended 2002 seeing an increase in core revenue growth, a decrease in total noninterest expense, improvement in the net interest margin and a significant increase in deposits. Though 2003 will most certainly present its own demands, we have the pieces in place to grow and the momentum to meet whatever challenges may lie ahead.
     Please know that, as always, our highest priority is increasing the value of your investment in U.S. Bancorp. It is the reason we come to work each day.

Sincerely,

Jerry A. Grundhofer

Chairman, President and
Chief Executive Officer

February 28, 2003

In Remembrance

September 26, 2002, was a sad day for all members of the U.S. Bank family. Four of our U.S. Bank colleagues and a valued customer were victims of a fatal robbery attempt at a U.S. Bank branch office in Norfolk, Nebraska.
     Our hearts are still heavy with the pain of this tragedy, and our thoughts and prayers continue to go out to the families, friends and co-workers of Lisa, Lola, Jo, Samuel and Evonne.

Lisa Bryant	Lola Elwood	Jo Mausbach	Samuel Sun	Evonne Tuttle

4 U.S. Bancorp

Corporate Governance

Good corporate governance promotes ethical business practices, demands meticulous accounting policies and procedures, and includes a structure with effective checks and balances. Corporate governance is vital to the continued success of U.S. Bancorp and the entire financial services industry.
     Our ethical standards have rewarded us with an enviable reputation in today’s marketplace—a marketplace where trust is hard to earn. Our shareholders, customers, communities and employees demand—and deserve—to do business with companies they can trust.
     U.S. Bancorp operates with uncompromising honesty and integrity. Our Board of Directors has had a Corporate Governance Committee for many years. We have adopted new Corporate Governance Guidelines in response to today’s heightened concern. Our Corporate Governance Guidelines are available for you to view on our Internet web site at usbank.com.
     Following are some of the important elements of our Corporate Governance practices.

Independent Oversight
Our Audit Committee is composed entirely of independent outside directors. In addition, the Board, the Audit Committee and the other committees of the Board meet in “executive session” without management in attendance at every meeting. The presiding director at every executive session of the Board is an independent director. The Board and each committee also have express authority to engage outside advisors to provide additional independent expertise for their deliberations.

Board of Directors’ Focus on U.S. Bancorp
To ensure that our directors are able to focus effectively on our business, we limit the number of other public company boards a director may serve on to three. The Chairman, President and Chief Executive Officer of U.S. Bancorp serves on only two other public company boards. Audit Committee members may serve on no more than three other public company audit committees, and the chairman of the Audit Committee serves on no other audit committees.

Board of Directors’ Knowledge and Expertise
All of our directors are skilled business leaders. Directors are encouraged to attend continuing director education seminars in order to keep a sharp focus on current good governance practices. In addition, the Board and each committee have express authority to retain outside advisors.

     The Board and each committee perform annual self-evaluations in order to assess their performance and to ensure that the Board and committee structure is providing effective oversight of corporate management. You may review the charters of each of our Board committees on our Internet web site at usbank.com.

Management’s Vested Interest in U.S. Bancorp
We understand clearly that U.S. Bancorp shareholders are the primary beneficiaries of management’s actions. All U.S. Bancorp executive officers and directors own shares of company stock, and in order to further emphasize the alignment of management’s interests with those of our shareholders, we have established stock ownership guidelines for our executive officers.

Disclosure Controls
We have established rigorous procedures to ensure that we provide complete and accurate disclosure in our publicly filed documents. We have also established a telephone hotline for employees to anonymously submit any concern they may have regarding corporate controls or ethical breaches. Management investigates all complaints and directs to our Audit Committee any relating to concerns about our financial statements or public disclosures.

Shareholder Approval of Equity Compensation Plans
All equity compensation plans under which future grants may be made have been shareholder approved. In addition, no options issued under any current plans have been repriced.

U.S. Bancorp Code of Ethics and Business Conduct
Each year, we reiterate the vital importance of our Code of Ethics and Business Conduct. The Code applies to directors, officers and all employees, who must certify annually their compliance with the standards of the Code. The content of the Code is based not solely on what we have the right to do, but, even more importantly, on what is the right thing to do. Our standards are higher than any legal minimum because our business is built on trust. You may review our Code of Ethics and Business Conduct on our Internet web site at usbank.com. Click on About U.S. Bancorp and then on Ethics at U.S. Bank.

U.S. Bancorp 5

Outstanding Service and Convenience

Choices. Flexibility. Availability. U.S. Bank customers bank on their own schedules and on their own terms. Whether it’s visiting one of our 2,142 branch offices in 24 states, logging onto U.S. Bank Internet Banking from the comfort of home, or stopping by a U.S. Bank ATM while traveling, our customers enjoy the ease and convenience of financial services delivered when, where and how they want them. And, regardless of the distribution system they choose, we deliver responsive, prompt and helpful service—guaranteed.

Broadening Relationships Across Our Branch Network
Our expansive scope multiplies our sales opportunities, and enhances the access our customers have to bank when and where they want.
     Local decision-making, combined with the strength of our company’s extensive resources, is the hallmark of Community Banking. Smaller, non-urban communities enjoy our full array of financial products and services delivered by local people living and working in their communities and responding to local situations with autonomy. In our larger and urban locations, Metropolitan Banking staff deliver products and services as separate lines of business, partnering with all areas of the bank to provide customers with the specialized services they need, such as Commercial Banking, Corporate Banking, Trust or Treasury Management. Banking with us doesn’t stop with brick and mortar buildings. In-Store and Corporate On-Site Banking brings banking right to customers, inside grocery and convenience stores, colleges and universities, workplaces, retirement centers and other high-traffic locations. Specialized trust, home mortgage and brokerage offices across the country and in several international cities add to the extensive network of locations U.S. Bank operates.

Delivering Anytime ATM Access
Customers enjoy 24-hour access to 4,604 U.S. Bank ATMs, making ours the third largest bank-owned ATM network in the nation. But our ATM network isn’t just big; it’s the best in the business. Customers can withdraw funds, make deposits, check balances, receive statements, order checks, purchase phone minutes and stamps, transfer funds between accounts and request check copies. To deliver on our commitment of convenience, nearly one-half of the ATMs owned by U.S. Bank are located in non-bank settings, including corporate offices, manufacturing facilities, shopping centers, gas stations, medical facilities and airports. We deliver convenient access where our customers need it.

Providing Anytime Phone Banking Options
Around the clock, our 24-hour call center bankers are ready to take customers’ calls. Our service centers in Cincinnati, Milwaukee, St. Paul, Denver and Portland handled over 126 million inbound inquiries in 2002, including those served by our interactive voice response system. These centers also handled over one million inbound

6 U.S. Bancorp

and outbound telesales calls, offering customers new products and services to meet their needs while generating revenue growth. Spanish language options and multilingual call center bankers are always available to meet the needs of our non-English-speaking customers. In 2002, an average of 50,000 callers each month chose to use the Spanish version of 24-Hour Banking, representing a 90 percent increase over 2001. The number of customer service calls to our multilingual call center bankers reached an average of 15,000 each month, representing a 131 percent annual increase. Personalized service, account information, product sales, and more—all with one phone call to U.S. Bank.

E-Enabling Customers with Online Capabilities
Our nationally recognized Internet web site, usbank.com, makes it easier than ever for customers to review account balances, make transfers, open checking accounts, apply for loans and more—anywhere they have Internet access. With a host of new features introduced in 2002, including a streamlined transfer function and online account opening, U.S. Bank Internet Banking was ranked in the elite top 10 Internet banking sites by Gomez.com, an independent quality measurement company. More than 1.3 million customers have selected U.S. Bank Internet Banking to meet their need for easy-to-use, comprehensive and secure online services. In 2002, enrollment in U.S. Bank Bill Pay, our online bill payment product, increased by 25 percent, showing that online banking is quickly becoming the most active banking delivery channel.
     Among other new benefits and functionality introduced in the past year, Trust customers can now enjoy the convenience of U.S. Bank TrustNow Essentials, a way to retrieve account information and reports via the Internet. Corporate Payment Systems has significantly enhanced the capabilities of PowerTrack®, our innovative online business to business payment and transaction system, giving corporate customers even greater control of costs in the supply and payment process. And U.S. Bank AccessOnline, a web-based program management and reporting tool, is the next generation in our complete suite of commercial products.

U.S. Bank operates branches across 24 states in a wide variety of traditional offices and non-traditional locations. Our Pike Place Market office matches the excitement, traffic and customer service renown of the Pike Place Fish Market. Pictured from U.S. Bank in Seattle are (left) Jeff Shular, region manager, and (center) Julie Jin, assistant branch manager.

U.S. Bancorp 7

Growing Core Revenue

Attracting. Retaining. Expanding. These are the building blocks we will use to grow core revenue, the foundation for creating and sustaining shareholder value. Ultimately, growth depends on our employees fulfilling the financial needs of our customers. By tapping into the tremendous potential of our employee sales force, focusing on the highest level of service, building cross-market and cross-business partnerships and developing new products and services, we are exceeding customers’ needs, positioning us for superior revenue growth.

Taking Ownership of Our Business
Employees, shareholders and customers are all linked by a common interest—achieving our goals and performance expectations. Ownership of these goals exists at the business line level. Business lines have the autonomy to implement industry-competitive business models and strategies. Resources are allocated based on growth and return expectations, and monthly financial reviews track results. This environment creates a front line accountability where every employee understands and contributes to sales volume targets, service standards and profit objectives. Results are measured quickly and widely shared. National sales management calls provide a forum to communicate sales opportunities and best practices among business lines.

Developing a Superior Sales Culture
Customer needs drive our business. U.S. Bank continues to develop a sales culture designed to proactively identify sales opportunities based on customer needs. Every employee contributes to the revenue growth of our company through sales production, superior customer service, efficiency and a continuous focus on shareholder value. Employees know what is expected within this dynamic sales environment, where everyone takes ownership of our business and is held accountable for the results. And every employee can stand proudly behind our Five Star Service Guaranteed products and services because they are among the finest in the industry, backed by up-to-date processing and technology, personalized training, ongoing product education, effective marketing campaigns and competitive performance incentives. Our Pay for Performance compensation program rewards employees financially and personally for their achievements in sales and customer service and for their contributions to company earnings.

Introducing a New FOCUS
Recognizing the power of the primary checking customer, on April 1, 2002, U.S. Bank introduced a dedicated and focused strategy across the entire franchise to attract, retain and expand the core U.S. Bank customer base, specifically those customers who maintain a primary checking account with U.S. Bank. This initiative, called FOCUS, involves dramatically modifying our activities, investments and attention to increase our demand deposit account base. By concentrating on this critical segment, we are more likely to grow and strengthen a customer’s existing banking relationship with us, providing opportunities for increased sales and service across every line of business, from credit cards and trust products to home mortgages and investments and insurance products.
     Among other support programs, employees are regularly supplied with specialized tools designed to drive growth, build new customer relationships and enhance existing relationships. We are extremely pleased with the exceptional results of our first year’s FOCUS efforts, which have energized us for an even more powerful FOCUS commitment in 2003.

8 U.S. Bancorp

Partnering Across Our Company
We have the power to share ideas, best practices, capabilities and sales opportunities across business lines throughout 24 states. Local relationship management, combined with expert advice and support from across our organization, truly gives our customers an advantage—personalized service and increased resources. A great partnership in our Private Client Group shows the power of cross-business cooperation. In 2002, the collaboration among Private Banking, Personal Trust and Asset Management was strengthened, allowing clients to manage all their complex financial needs in one place. Significantly more referrals among these business lines resulted in a 28 percent increase in Personal Trust sales.

Providing Innovative Products and Services
We continuously expand our line of superior, competitive products and services to fulfill the financial needs of our broad customer base. In 2002, U.S. Bank introduced a variety of financial services that are helping to fuel revenue and customer growth, while providing first-rate benefits our customers expect and deserve.
     •     Checking That Pays® Rewards customers for using their U.S. Bank Check Card by giving them up to a one percent cash rebate for certain purchases, such as groceries or gas.
     •     Cash Rewards Visa® Card Allows consumer customers to earn a cash rebate of up to one percent on all purchases made with their U.S. Bank Cash Rewards Visa Card.
     •     Verified By Visa® A new security feature that lets customers add a personal password to their existing U.S. Bank Check Card and U.S. Bank Credit Card.
     •     Private Select Platinum Services A comprehensive, integrated approach to financial management in the areas of private banking, personal trust and investments offered through our Private Client Group.
     •     PowerTrack® The newest release in November 2002, significantly enhances customer capability to control costs in the supply chain and payment process.
     •     U.S. Bank Access Online A web-based program management and reporting tool that can be configured to best support customers’ business processes.
     •     Quick Credit Line A one-application line, loan or lease solution for small business credit needs under $50,000.
     •     SBA Express Provides streamlined loan processing for Small Business Administration loans under $250,000.
     •     U.S. Bank TrustNow Essentials A way for Trust customers to retrieve and customize account information and reports via the Internet.
     •     FACTS 529 Trust and Agency Accounts Unique products combining the benefits of a 529 Savings Plan with the value of a fiduciary relationship.

     •     First American Funds™ Enhanced family of funds with three new fixed income funds—Intermediate Government Bond Fund, Short Tax Free Fund and Ohio Tax Free Fund.

U.S. Bancorp 9

Lines of Business

Diversified. Specialized. Extensive. U.S. Bancorp is among the leaders in virtually every segment of the financial services industry. Each U.S. Bancorp line of business works strategically with customers to meet their needs, deepening each relationship with best-in-class products and comprehensive service.

Consumer Banking
Consumer Banking delivers an extensive array of products and services to the consumer and small business markets. Our multiple delivery channels include full-service banking offices, ATMs, telephone customer service and telesales, highly-ranked online banking and direct mail. These channels ensure customers have anytime, all-the-time access to all of their U.S. Bank accounts. Our Consumer Banking business is a recognized industry leader with its mandate for service and convenience, new products and other competitive advantages.

Strengths		Key Business Units
-	2,142 full-service branch banking offices	-	Community Branch Banking
-	4,604 ATMs	-	Metropolitan Branch Banking
-	Top 2 bank lessor	-	In-Store and Corporate On-Site Banking
-	Top 3 Small Business Administration (SBA) bank	-	24-Hour Banking and Financial Sales
	lender by volume	-	Consumer Lending
-	Top 3 small business lender	-	Home Mortgage
-	Top 4 branch network	-	Investments and Insurance
-	Top 4 Small Business Internet Banking site as rated by	-	Group Sales and Student Banking
	by Speer and Associates	-	Small Business Banking
-	Top 9 student loan provider
-	Top 9 Internet Banking site as rated by Gomez.com
-	Unparalleled sales and service culture built on customer needs

Successes

•	Enhanced usbank.com with a host of new features, including easy-to-use customer screens, a streamlined transfer function, online account opening and the ability to nickname accounts.
•	U.S. Bank Internet Bill Pay reached 100,000 subscribers in 2002 as enrollment grew by 25 percent.
•	In the August 12, 2002, issue of BtoB magazine, usbank.com was named one of the 100 best business to business sites in the country.
•	U.S. Bank SBA Division provided an all-time record $416.9 million in SBA loans, a 24 percent increase over 2001; originated a record 1,127 loans to small businesses nationwide, a 91 percent increase over 2001.
•	Introduced the innovative “Free x 3” checking program, offering free checking for small business owners, their businesses and their employees.
•	Home Mortgage realized its fifth straight year of increased profitability, with an average annual growth rate of 23 percent.
•	Consumer Finance achieved a record $5 billion in receivables. Consumer Finance, a nationally recognized Home Equity mortgage lender, provides an additional level of credit to U.S. Bank customers not served by traditional products.
•	Group Sales and Student Banking reached a milestone of over 500 Campus Banking relationships with colleges and universities, and over 6,000 Group Sales workplace banking relationships with companies across the country.

*	Total net revenue is on a taxable-equivalent basis. Treasury and Corporate Support contributed 7.2% of 2002 total net revenue.

10 U.S. Bancorp

Payment Services
Our unique payment services business specializes in credit and debit card products, corporate and purchasing card services and ATM and merchant processing. Customized products and services, coupled with cutting-edge technology, provide consumers, small and large merchants, government entities, financial institutions, small businesses, large corporations and co-brand partners with the most advanced payment services tools available. Revenue growth in this business is accelerating and its ultimate long-term potential is virtually limitless.

	Strengths				Key Business Units
•	Top commercial bankcard issuer	•	Processor of 6 percent of all	•	Corporate Payment Systems
•	Top purchasing bankcard		ATM/debit point of sale		– Travel and entertainment, purchasing, fleet,
	provider		transactions in the U.S.		freight payment systems and business to business
•	Top corporate bankcard	•	Processor of		payments
	provider		ATM/debit/credit	•	Transaction Services
•	Top 2 fleet card		transactions for more than		– ATM banking
	provider		21 percent of all banks in the		– Elan Financial Services
•	Top 2 freight payments provider	•	U.S.	•	NOVA Information Systems, Inc.
•	Top 3 bank-owned ATM network	•	Proprietary technology		– Merchant processing with top 3 market share
•	Top 3 merchant payment		Industry-leading	•	Retail Payment Solutions
	processor		implementation and service		– Relationship-based retail payment solutions;
•	Top 6 U.S. credit and debit card		models		includes credit, debit and stored value cards
	issuer in total sales volume				through U.S. Bank, correspondent agent banks
•	Top 9 ATM processor				and co-brand partners
•	Top 8 worldwide credit and debit
card issuer in total sales volume

Successes

•	We upgraded an additional 1,376 ATMs to meet the enhanced functionality of our network of 3,408 Super ATMs. Innovative products and services available include stamp dispensing, event ticket sales, voice guidance, multi-language support, pre-paid phone minutes, PIN changes, statements, check reorders and check copy requests.
•	More than 3,300 financial institutions, located in every state and Puerto Rico, choose Elan Financial Services for credit card issuing and to fulfill their ATM, debit card and merchant processing needs.
•	PowerTrack, our innovative online business to business payment and transaction processing system, is our fastest growing Corporate Payment Systems product, with 2002 revenue growth of 25 percent and income contribution growth of 60 percent.
•	Leading the industry, Corporate Payment Systems successfully held its first ever Financial Supply Chain conference, attended by 1,000 clients.
•	Corporate Payment Systems signed its first Global Corporate Payment Systems client, marking the start of exciting new growth and revenue potential.
•	Introduced eCommerce Suite, an e-procurement product that helps businesses empower their employees to make company purchases while simplifying the procurement process.
•	Retail Payment Solutions launched the U.S. Bank Payroll (AccelaPay) and Child Support (ReliaCard) products in 2002; one of the first four issuers to launch payroll product.
•	Retail Payment Solutions successfully launched REI® Visa and Korean Air SKYPASS® co-brand credit card programs.
•	Continued to expand U.S. Bank ATM convenience in non-bank locations such as corporate offices, manufacturing facilities, shopping centers, retailers, supermarkets, gas and convenience stores, colleges and universities, medical facilities, airports and more.

Private Client, Trust & Asset Management

To help individual and institutional clients build, manage and preserve wealth, Private Client, Trust & Asset Management provides mutual fund processing, trust, private banking, financial advisory, retirement, trustee, custody and investment management services. Experienced, committed advisors and relationship managers offer thoughtful solutions based on a highly sophisticated understanding of client needs.

Key Business Units						Strengths
•	Corporate Trust Services		•	Private Client Group		•	Top municipal finance trustee
	-	Escrow		-	Private Banking	•	Top 5 in corporate and asset-backed bond issues
	-	Public Finance/Structured Finance/Corporate Finance		- -	Personal Trust Investment Management	• •	Top 5 bank-affiliated U.S. mutual fund family Top 5 full-service, third-party provider of mutual fund services
	-	Document Custody		-	Financial and Estate Planning	•	Top 6 bank provider of recordkeeping by assets
•	Institutional Trust & Custody		•	U.S. Bancorp Asset Management, Inc.		•	Private Client Group has $63.2 billion in assets under administration
	- -	Retirement Plans Institutional Custody		- -	Private Asset Management Securities Lending	•	U.S. Bancorp Asset Management has more than $113 billion in assets under management**; ranks as the 37th largest asset manager domiciled in the U.S.
	-	Master Trust		-	Institutional Advisory	•	First American Funds family includes open-end funds with assets of more
				-	First American FundsTM		than $52 billion**
			•	U.S. Bancorp Fund Services, LLC		•	24 First American Funds named Lipper leaders as of December 31, 2002
				-	Mutual Fund Administration and Compliance	•	Easy access, flexibility and creative customization of products and services
				-	Transfer Agent
				-	Mutual Fund Accounting
				-	Fund Distribution
				-	Partnership Administration
				-	Offshore Trust Administration

Successes

•	Introduced Private Select Platinum Services, an innovative and comprehensive approach to financial and estate management.
•	Private Client Group implemented new financial and estate planning software tools, enhancing our ability to provide sophisticated planning for clients.
•	Launched broker resource site within First American Funds Internet web site.
•	Automation of the U.S. Bancorp Fund Services compliance and financial reporting in 2002, coupled with the development of online client service tools, increased efficiencies and accuracy and enhanced client convenience.
•	Fund Services grew core revenue by 10 percent due to expansion of services offered, a solid and winning client base and a strong competitive position.
•	Corporate Trust Services introduced U.S. Bank SPANS Online, a state-of-the-art Internet reporting and processing system for commercial paper and medium-term issuing and paying agency clients.
•	Institutional Trust & Custody introduced Solution Online, an online, fully automated, multifund-family retirement product.
•	Asset Management introduced the FACTS 529 Plan and Oregon College Savings Plan, and the Private Client Group introduced new FACTS 529 Trust and Agency Accounts, new tax-efficient ways to save for college expenses.

*	Total net revenue is on a taxable-equivalent basis. Treasury and Corporate Support contributed 7.2% of 2002 total net revenue.

**	Assets are as of December 31, 2002, and reflect U.S. Bancorp Asset Management, Inc. and its affiliated private asset management group within U.S. Bank National Association. Investment products, including shares of mutual funds, are not obligations of, or guaranteed by, any bank, including U.S. Bank or any U.S. Bancorp affiliate, nor are they insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. An investment in such products involves investment risk, including possible loss of principal.

Wholesale Banking

U.S. Bank is a full financial partner with the expertise, flexibility and responsiveness to make a difference. We offer lending, depository, treasury management and other financial solutions to meet the complex needs of middle market, large corporate, financial institution and public sector clients. Whether working with local or global clients, U.S. Bank understands industries and markets, and has enormous resources to help our customers grow. Partnering with all areas of U.S. Bank, including Corporate Payment Systems, ATM and Merchant Processing, Trust, e-Commerce and more, we deliver all the financial “pieces” that can mean success.

	Key Business Units		Strengths
•	Commercial Banking	•	Leading depository bank for federal, state and municipal governments
•	Corporate Banking	•	Leading correspondent banking depository for community banks
•	Government Banking	•	Top 5 bank-owned leasing company
•	International Banking	•	Top 7 treasury management provider
•	Real Estate Banking	•	Locally based relationship managers
•	Treasury Management U.S. Bancorp Equipment Finance	•	Combine superior relationship-based partnerships with the most effective new electronic systems and technology platforms
		•	Strategic solutions driven by customer need

Successes

•	Launched U.S. Bank E-Payment Service, allowing government entities and businesses to accept or collect payments via the Internet (e-check).
•	Enhanced imaging functionality and Internet access for lockbox customers.
•	U.S. Bancorp Equipment Finance ended 2002 with record bookings in the small ticket leasing group.
•	Corporate Banking Capital Markets had a record year using interest rate risk management products to help customers take full advantage of the historical low interest rates.
•	Record spread on new business volume in U.S. Bancorp Equipment Finance.
•	Launched U.S. Bank Global Trade Works, an Internet-based international trade solution for initiating and reviewing import, export and standby letters of credit, as well as documentary collections.

Capital Markets

Under the U.S. Bancorp Piper Jaffray brand, the division engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector clients and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices.

	Key Business Units		Strengths
•	Equity Capital Markets	•	Leading provider of fixed-income investment banking services
•	Fixed Income Capital Markets	•	Leading growth company investment bank
•	Private Advisory Services	•	Experienced, trusted advisors
•	Venture Capital	•	Offers personalized guidance and convenient financial products and services to meet investment needs
		•	Provides in-depth research in the communications, consumer, health care, financial institutions, industrial growth and technology industries

Successes

•	Private Advisory Services enhanced financial advisor tools and streamlined back office systems, creating greater client convenience and satisfaction.
•	Equity Capital Markets continued to gain share in merger and acquisition product area, despite a decline in the overall industry.
•	Expanded in various strategic product categories, including a significant addition to convertible securities investment banking and trading product offering.
•	Record year for Fixed Income Capital Markets in public finance deal volume.
•	Fixed Income taxable co-managed deals doubled over 2001.

U.S. Bancorp 13

U.S. Bank Hispanic Initiative
You have friends at U.S. Bank.

Our vision is to become the Best Bank in America for Hispanics. To deliver on our commitment of providing unparalleled products, service and support to the Hispanic market, the coordinated U.S. Bank Hispanic Initiative focuses our strategies on four impact areas: staffing, marketing, products and community involvement.
     Hiring Spanish-speaking branch staff and call center representatives is a priority. Our employees reflect the diversity of their local communities, maintain strong relationships with Hispanic individuals, businesses and community organizations and communicate most effectively with customers.
     Any employee across our company can contact bilingual bankers using an internal directory, so customers who speak another language can be served anywhere, anytime.
     Spanish-language marketing tools assist our employees in fulfilling the financial needs of Spanish-speaking customers. Branch signage, brochures, bilingual direct mail, billboards and print and radio advertisements communicate our products, services and commitment to the Hispanic market.
     We offer many products and services tailored to meet the specific needs of Hispanic customers. Our ATMs and 24-Hour Banking system feature complete Spanish language options. Product information in Spanish is also available on our web site at usbank.com/espanol. We accept identification issued by the Consulate of Mexico to open an account. First-time borrowers can qualify for credit using our Credit Builder Secured Loan and the Secured Visa Card, and U.S. Bank is a partner in the En Su Casa program to provide homeownership counseling and flexible mortgages. We reach out to Hispanic-owned businesses in face-to-face meetings, calling sessions and letters.
     U.S. Bank also sponsors a variety of cultural and community events of importance to Hispanic communities, including events during Cinco de Mayo and Hispanic Heritage Month. We sponsor and partner with local and national Hispanic organizations, including the United States Hispanic Chamber of Commerce (USHCC), the National Council of La Raza (NCLR) and the Latin Business Association (LBA).

Iniciativa Hispana de U.S. Bank
Usted tiene amigos en U.S. Bank.

Nuestra vision es convertirnos en el Mejor Banco de los Estados Unidos de America para la comunidad hispana. Para poder cumplir con nuestro compromiso de brindar productos, servicios y asistencia inigualables al mercado de la comunidad hispana, la coordinada Iniciativa Hispana de U.S. Bank concentra su estrategia en cuatro areas de impacto: contratacion de personal, mercadeo, productos y compromiso con la comunidad.
     Una de nuestras prioridades es la contratacion de personal que hable espanol para las sucursales y centros de atencion telefonica. Nuestros empleados reflejan la diversidad de sus comunidades locales, mantienen solidas relaciones con particulares, empresas y organizaciones comunitarias hispanas y se comunican de un modo muy eficaz con los clientes. Todos los empleados de nuestra empresa pueden ponerse en contacto con agentes bilingües por medio de un directorio interno, para que los clientes que hablan otros idiomas puedan recibir atencion en cualquier lugar y en cualquier momento.
     Las herramientas de mercadeo en espanol ayudan a nuestros empleados a satisfacer las necesidades financieras de los clientes de habla hispana. Los carteles publicitarios de las sucursales, los folletos, la correspondencia directa bilingüe, las carteleras y la publicidad en medios graficos y radiofonicos difunden nuestros productos, servicios y compromiso con el mercado hispano.
     Ofrecemos multiples productos y servicios personalizados para satisfacer las necesidades especificas de los clientes hispanos. Nuestros cajeros automaticos y nuestro Servicio bancario las 24 horas (24-Hour Banking) presentan todo el menu de opciones en espanol. La informacion de productos en espanol tambien esta disponible en nuestro sitio de Internet: usbank.com/espanol. Aceptamos documentos de identidad emitidos por el Consulado de Mexico para abrir una cuenta. Quienes solicitan un credito por primera vez pueden calificar para dicho credito utilizando nuestro Prestamo Asegurado para el Desarrollo de Historial de Credito y la Tarjeta Visa Asegurada. U.S. Bank es socio del programa En Su Casa que brinda asesoramiento e hipotecas flexibles a los propietarios. Llegamos a las empresas cuyos duenos son hispanos a traves de reuniones personales, sesiones telefonicas y correspondencia.
     U.S. Bank tambien es patrocinador de una variedad de acontecimientos culturales y comunitarios de importancia para la poblacion hispana, entre los cuales se incluyen los eventos del Cinco de Mayo y del Mes de la Herencia Hispana. Patrocinamos y nos asociamos con organizaciones hispanas locales y nacionales, incluyendo la Camara de Comercio Hispana de los Estados Unidos de America (USHCC, por sus siglas en ingles), el Consejo Nacional de la Raza (NCLR) y la Asociacion de Empresas Latinas/os (LBA).

14 U.S. Bancorp

U.S. Bank supports a wide range of community events and activities, including (above) the U.S. Bank Junior Padres program for youngsters in San Diego and (left) U.S. Bank Wild Lights at the St. Louis Zoo.

Every Community Counts

From Seattle to Sioux Falls, from San Diego to Paducah, from Minneapolis to Missoula, U.S. Bank values each community we serve. Recognizing that we are only as successful as the communities in which we operate, we take a leadership position in economic development, quality of life issues and cultural and charitable endeavors.
     We offer customers in all our markets top quality financial products and services, and we offer specialized products for those customers who may just be starting out or who need extra help in getting established or reestablished financially.
     Among those specialized products are our innovative programs for first-time home buyers, small businesses and affordable housing developers. In 2002, we made over a billion dollars in loans and investments to support the creation of affordable housing, to launch businesses and to foster economic revitalization.

U.S. Bancorp Continues Our Long Tradition of Charitable Giving
Through the U.S. Bancorp Foundation, in 2002, we provided more than $22 million in cash grants to a wide range of qualified nonprofit organizations. From affordable housing to art museums, from youth mentorship to United Way, U.S. Bancorp Foundation helped communities achieve their dreams in 2002.
     In addition to cash grants, we provide loan assistance, expertise, more than 150 sponsor relationships across our banking region, in-kind donations and tens of thousands of hours of volunteering by our employees.

Local Bank Management and Bank Advisory Boards Ensure Focus on Each Market
Our bank is structured so that every community has seasoned leaders, capable managers and an employee base committed to their local market. These leadership teams know their markets and the people in them; they know the community needs and what it takes to build a strong economic base; they understand the businesses and the industries that make their communities strong. In addition, we have more than 174 local advisory boards whose 1,266 members are respected business leaders of the cities, towns and rural areas in which we do business. Our advisory boards offer us valuable insights and perspective..

U.S. Bancorp 15

Management’s Discussion and Analysis

OVERVIEW

U.S. Bancorp and its subsidiaries (the “Company”) comprise the organization created by the acquisition by Firstar Corporation of the former U.S. Bancorp of Minneapolis, Minnesota (“USBM”). The merger was completed on February 27, 2001, as a pooling-of-interests, and accordingly all financial information has been restated to include the historical information of both companies. Each share of Firstar stock was exchanged for one share of the Company’s common stock while each share of USBM stock was exchanged for 1.265 shares of the Company’s common stock. The new company retained the U.S. Bancorp name.

     The Company began 2002 with several specific goals. The first goal was to successfully complete the integration of Firstar and the former U.S. Bancorp. The second goal was to reduce the overall risk profile of the Company. Third, the Company was determined to improve customer service throughout the franchise in an effort to enhance customer retention and longer-term revenue growth opportunities. Finally, despite the efforts to complete these goals, the Company had an additional objective, to grow revenues faster than expenses. The Company’s results for 2002 largely reflected the achievement of these goals and improved significantly over 2001 despite the current economic conditions.

Earnings Summary The Company reported net income of $3.3 billion in 2002, or $1.71 per diluted share, compared with $1.7 billion, or $.88 per diluted share, in 2001. Return on average assets and return on average equity were 1.91 percent and 19.4 percent in 2002, compared with returns of 1.03 percent and 10.5 percent in 2001. The increase in earnings per diluted share, return on average assets and return on average equity was primarily due to total net revenue growth, lower noninterest expense and a reduction in the provision for credit losses. Net income in 2002 included after-tax merger and restructuring-related items of $211.3 million ($324.1 million on a pre-tax basis) and a cumulative effect of change in accounting principles of $37.2 million, or $0.2 per diluted share, compared with after-tax merger and restructuring-related items of $844.3 million ($1.3 billion on a pre-tax basis) in 2001. Refer to the “Accounting Changes” section for further discussion of the earnings impact of changes in accounting principles. Merger and restructuring-related items in 2002, on a pre-tax basis, included $271.1 million of net expenses associated with the Firstar/USBM merger and $53.0 million associated with the acquisition of NOVA Corporation and other smaller acquisitions. In 2001, merger and restructuring-related items, on a pre-tax basis, included a $62.2 million gain on the sale of branches, $847.2 million of noninterest expense and $382.2 million of provision for credit losses associated with the Firstar/USBM merger. Merger and restructuring-related items in 2001 also included $50.7 million of expense for restructuring operations of U.S. Bancorp Piper Jaffray, and $48.5 million related to the acquisition of NOVA and other smaller acquisitions. Refer to the “Merger and Restructuring-Related Items” section for further discussion.

     The Company reported operating earnings (net income excluding merger and restructuring-related items and cumulative effect of change in accounting principles) of $3.5 billion in 2002, or $1.84 per diluted share, compared with $2.6 billion, or $1.32 per diluted share in 2001. Return on average assets and return on average equity, excluding merger and restructuring-related items and cumulative effect of change in accounting principles, were 2.06 percent and 20.9 percent in 2002, respectively, compared with returns of 1.54 percent and 15.7 percent in 2001. Operating earnings in 2002 reflected total net revenue growth, on a taxable-equivalent basis, excluding merger and restructuring-related gains, of 8.4 percent. This growth was driven by strong core growth in consumer and payment processing revenues, cash management fees, and mortgage banking as well as the impact of acquisitions. This revenue growth was offset somewhat by growth of 4.8 percent in noninterest expense, excluding merger and restructuring-related charges. The change in noninterest expense, excluding merger and restructuring-related charges, reflected the impact of acquired businesses and a higher level of impairments of mortgage servicing rights (“MSRs”), offset by cost savings and the elimination of goodwill amortization upon adopting new accounting principles for business combinations. As a result, the efficiency ratio on an operating basis was 47.7 percent in 2002, compared with 49.5 percent in 2001. The banking efficiency ratio (the ratio of expenses to revenues without the impact of investment banking and brokerage activity), on an operating basis, was 44.0 percent in 2002, compared with 45.2 percent in 2001. The change in the banking efficiency ratio reflected the favorable impact in 2002 of adopting new accounting principles and cost savings from ongoing integration efforts, partially offset by an increase in MSR impairments and the impact of acquisitions of fee-based businesses that have higher efficiency ratios than the core banking business. The provision for credit losses, on an operating basis, declined by $797.6 million from a year ago primarily reflecting credit related actions taken in 2001.
     While net income and operating earnings for 2002 and 2001 included a number of significant items, core growth was strong. Notable items in 2002 included net gains on the sale of securities of $299.9 million, a decrease of

16 U.S. Bancorp

Table 1	Selected Financial Data

Year Ended December 31
(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2000	1999	1998

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$6,876.3	$6,423.0	$6,091.8	$5,888.0	$5,659.9
Noninterest income	5,568.7	5,072.0	4,918.3	4,276.4	3,637.2
Securities gains, net	299.9	329.1	8.1	13.2	29.1

Total net revenue	12,744.9	11,824.1	11,018.2	10,177.6	9,326.2
Noninterest expense	6,256.6	6,605.2	5,717.0	5,661.3	5,423.4
Provision for credit losses	1,349.0	2,528.8	828.0	646.0	491.3

Income before taxes and cumulative effect of change in accounting principles	5,139.3	2,690.1	4,473.2	3,870.3	3,411.5
Taxable-equivalent adjustment	36.6	55.9	85.4	96.3	111.2
Income taxes	1,776.3	927.7	1,512.2	1,392.2	1,167.4

Income before cumulative effect of change in accounting principles	3,326.4	1,706.5	2,875.6	2,381.8	2,132.9
Cumulative effect of change in accounting principles (after-tax)	(37.2)	—	—	—	—

Net income	$3,289.2	$1,706.5	$2,875.6	$2,381.8	$2,132.9

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$1.74	$.89	$1.51	$1.25	$1.12
Diluted earnings per share before cumulative effect of change in accounting principles	1.73	.88	1.50	1.23	1.10
Earnings per share	1.72	.89	1.51	1.25	1.12
Diluted earnings per share	1.71	.88	1.50	1.23	1.10
Dividends declared per share (b)	.78	.75	.65	.46	.33
Book value per share	9.44	8.43	7.97	7.23	6.61
Market value per share	21.22	20.93	23.25	21.13	31.00
Average shares outstanding	1,916.0	1,927.9	1,906.0	1,907.8	1,898.8
Average diluted shares outstanding	1,926.1	1,939.5	1,918.5	1,930.0	1,930.5

Financial Ratios
Return on average assets	1.91%	1.03%	1.81%	1.59%	1.49%
Return on average equity	19.4	10.5	20.0	18.0	17.2
Net interest margin (taxable-equivalent basis)	4.61	4.42	4.33	4.40	4.43
Efficiency ratio	50.3	57.5	51.9	55.7	58.3

Average Balances
Loans	$114,456	$118,177	$118,317	$109,638	$102,451
Loans held for sale	2,644	1,911	1,303	1,450	1,264
Investment securities	28,829	21,916	17,311	19,271	21,114
Earning assets	149,143	145,165	140,606	133,757	127,738
Assets	171,948	165,944	158,481	150,167	142,887
Noninterest-bearing deposits	28,715	25,109	23,820	23,556	23,011
Deposits	105,124	104,956	103,426	99,920	98,940
Short-term borrowings	11,304	12,980	12,586	11,707	11,102
Long-term debt	29,604	24,608	22,410	20,248	15,732
Total shareholders’ equity	16,963	16,201	14,365	13,221	12,383

Period End Balances
Loans	$116,251	$114,405	$122,365	$113,229	$106,958
Allowance for credit losses	2,422	2,457	1,787	1,710	1,706
Investment securities	28,488	26,608	17,642	17,449	20,965
Assets	180,027	171,390	164,921	154,318	150,714
Deposits	115,534	105,219	109,535	103,417	104,346
Long-term debt	28,588	25,716	21,876	21,027	18,679
Total shareholders’ equity	18,101	16,461	15,168	13,947	12,574
Regulatory capital ratios
Tangible common equity	5.6%	5.7%	6.3%	*	*
Tier 1 capital	7.8	7.7	7.2	7.4	*
Total risk-based capital	12.2	11.7	10.6	11.0	*
Leverage	7.5	7.7	7.4	7.5	*

*	Information was not available to compute pre-merger proforma percentages.

U.S. Bancorp  17

$29.2 million, compared with 2001, and the recognition of $186.0 million in MSR impairments in 2002, an increase of $125.2 million, compared with 2001. Results for 2002 also reflected $67.4 million in gains from credit card portfolio sales; a $50.0 million litigation charge, including investment banking regulatory matters at Piper; incremental personnel costs of $46.4 million, in part to rationalize post-integration technology, operations and support functions; and $25.5 million in leasing residual impairments. Notable items in 2001 included $1.2 billion in the provision for credit losses representing an incremental third quarter provision of $1,025 million and a $160 million increase in the first quarter of 2001 in connection with the acceleration of certain workout strategies. Results for 2001 also reflected $36.0 million of leasing residual impairments, $40.2 million of write-downs of commercial leasing partnerships and $22.2 million of asset write-downs of tractor/trailer inventory and other items. Excluding the impact of these items, accounting changes and acquisitions, the Company’s revenue growth in 2002 was 5.4 percent while noninterest expense was essentially flat.

     The Company analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles, referred to in this Annual Report and Form 10-K as “operating earnings.” Management believes that separately capturing merger and restructuring-related items in the income statement is important because each acquisition transaction is discrete, and the amount and nature of the non-recurring items related to the integration can vary significantly from transaction to transaction. Moreover, merger and restructuring-related items are not incurred in connection with the core operations of the business and their separate disclosure provides more transparent financial information about the Company. Operating earnings and related discussions are presented as supplementary information to enhance the reader’s understanding of, and highlight trends in, the Company’s core financial results by excluding the effects of discrete business acquisitions and restructuring activities. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
     Table 2 provides a reconciliation of operating earnings to net income in accordance with GAAP.

Table 1	Selected Financial Data — Supplemental Information

Financial Results and Ratios on an Operating Basis (c)

Year Ended December 31
(Dollars and Shares in Millions)	2002	2001	2000	1999	1998

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$6,876.3	$6,423.0	$6,091.8	$5,888.0	$5,659.9
Noninterest income	5,568.7	5,009.8	4,918.3	4,276.4	3,589.1
Securities gains, net	299.9	329.1	8.1	13.2	29.1

Total net revenue	12,744.9	11,761.9	11,018.2	10,177.6	9,278.1
Noninterest expense	5,932.5	5,658.8	5,368.3	5,128.5	4,829.6
Provision for credit losses	1,349.0	2,146.6	828.0	638.5	453.4

Income before taxes and merger and restructuring- related items and cumulative effect of change in accounting principles	5,463.4	3,956.5	4,821.9	4,410.6	3,995.1
Taxable-equivalent adjustment	36.6	55.9	85.4	96.3	111.2
Income taxes	1,889.1	1,349.8	1,629.6	1,515.3	1,364.6

Operating earnings	3,537.7	2,550.8	3,106.9	2,799.0	2,519.3
Merger and restructuring-related items (after-tax)	(211.3)	(844.3)	(231.3)	(417.2)	(386.4)
Cumulative effect of change in accounting principles (after-tax)	(37.2)	—	—	—	—

Net income in accordance with GAAP	$3,289.2	$1,706.5	$2,875.6	$2,381.8	$2,132.9

Average diluted shares outstanding	1,926.1	1,939.5	1,918.5	1,930.0	1,930.5

Financial Ratios
Return on average assets	2.06%	1.54%	1.96%	1.86%	1.76%
Return on average equity	20.9	15.7	21.6	21.2	20.3
Efficiency ratio	47.7	49.5	48.8	50.5	52.2
Banking efficiency ratio (d)	44.0	45.2	43.5	46.3	49.7

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Dividends per share have not been restated for the 2001 Firstar/USBM merger.
(c)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to in this Annual Report and Form 10-K as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(d)	Without investment banking and brokerage activity.

18 U.S. Bancorp

Acquisition and Divestiture Activity In addition to restating all prior periods to reflect the Firstar/USBM merger, operating results for 2002 reflected the following transactions accounted for as purchases from the date of completion.

     On December 31, 2002, the Company acquired the corporate trust business of State Street Bank and Trust Company (“State Street Corporate Trust”) in a cash transaction valued at $725 million. State Street Corporate Trust was a leading provider, particularly in the Northeast, of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. With this acquisition, the Company is among the nation’s leading providers of a full range of corporate trust products and services. The transaction represented total assets acquired of $681 million and total liabilities of $39 million at the closing date. Included in total assets were contract and other intangibles with a fair value of $225 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $444 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust business and processing economies of scale resulting from the transaction. As part of the purchase price, $75 million was placed in escrow for up to eighteen months with payment contingent on the successful transition of business relationships. Concurrent with the system conversion expected in 2003, certain State Street Corporate Trust assets under administration will be transferred to the Company or its affiliated mutual funds.
     On November 1, 2002, the Company acquired 57 branches and a related operations facility in California from Bay View Bank, a wholly owned subsidiary of Bay View Capital Corporation, in a cash transaction. The transaction represented total assets acquired of $853 million and total liabilities (primarily retail and small business deposits) of $3.3 billion. Included in total assets were approximately $336 million of select loans primarily with depository relationships, core deposit intangibles of $56 million and goodwill of $427 million. The goodwill reflected the strategic value of expanding the Company’s market within the San Francisco Bay area.
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC, a wholly owned subsidiary of First Defiance Financial Corp., in a cash transaction valued at $85 million. The transaction represented total assets acquired of $527 million and total liabilities assumed of $446 million. Included in total assets were mortgage servicing rights (“MSRs”) and other intangibles of $173 million and goodwill of $17 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities. The purchase agreement allows for an additional payment of up to $1.2 million if certain performance criteria are met.
     On September 7, 2001, the Company acquired Pacific Century Bank in a cash transaction. The acquisition included 20 branches located in Southern California with

Table 2	Reconciliation of Operating Earnings to Net Income in Accordance with GAAP

Year Ended December 31 (Dollars in Millions, Except Per Share Data)	2002	2001	2000	1999	1998

Operating earnings (a)	$3,537.7	$2,550.8	$3,106.9	$2,799.0	$2,519.3
Merger and restructuring-related items
Gains on the sale of branches	—	62.2	—	—	48.1
Integration, conversion and other charges	(324.1)	(946.4)	(348.7)	(355.1)	(593.8)
Securities losses to restructure portfolio	—	—	—	(177.7)	—
Provision for credit losses (b)	—	(382.2)	—	(7.5)	(37.9)

Pre-tax impact	(324.1)	(1,266.4)	(348.7)	(540.3)	(583.6)
Applicable tax benefit	112.8	422.1	117.4	123.1	197.2

Total merger and restructuring-related items (after-tax)	(211.3)	(844.3)	(231.3)	(417.2)	(386.4)
Cumulative effect of change in accounting principles (after-tax)	(37.2)	—	—	—	—

Net income in accordance with GAAP	$3,289.2	$1,706.5	$2,875.6	$2,381.8	$2,132.9

Diluted earnings per share
Operating earnings (a)	$1.84	$1.32	$1.62	$1.45	$1.30
Net income in accordance with GAAP	1.71	.88	1.50	1.23	1.10

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to in this Annual Report and Form 10-K as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring-related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Provision for credit losses in 2001 includes losses of $201.3 million on the disposition of an unsecured small business product, losses of $76.6 million on the sales of high loan-to-value home equity loans and the indirect automobile loan portfolio of USBM, a $90.0 million charge to align risk management practices, align charge-off policies and expedite the transition out of a specific segment of the health care industry not meeting the lower risk appetite of the Company, and a $14.3 million charge related to the restructuring of a co-branding credit card relationship.

U.S. Bancorp  19

approximately $712 million in deposits and $570 million in assets.
     On July 24, 2001, the Company acquired NOVA Corporation, a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction represented total assets acquired of $2.9 billion and total liabilities assumed of $773 million. Included in total assets were merchant contracts and other intangibles of $650 million and goodwill of $1.6 billion. The goodwill reflected NOVA’s leadership position in the merchant processing market and its ability to provide a technologically superior product that is enhanced by a high level of customer service. The Company believes that these factors, among others, will allow NOVA to generate sufficient positive cash flows from new business in future periods to support the goodwill recorded in connection with the acquisition.
     The following acquisitions were completed during the year 2000. On October 13, 2000, the Company acquired Scripps Financial Corporation of San Diego, which had 10 branches in San Diego County and total assets of $650 million. On September 28, 2000, the Company acquired Lyon Financial Services, Inc., a wholly owned subsidiary of the privately held Schwan’s Sales Enterprises, Inc. (now known as The Schwan Food Company) in Marshall, Minnesota. Lyon Financial specialized in small-ticket lease transactions and had $1.3 billion in assets. On April 7, 2000, the Company acquired Oliver-Allen Corporation, Inc., a privately held information technology equipment leasing company with total assets of $280 million. On January 14, 2000, the Company acquired Peninsula Bank of San Diego, which had 11 branches in San Diego County and total assets of $491 million. In addition to these business combinations, the Company purchased 41 branches in Tennessee from First Union National Bank on December 8, 2000, representing approximately $450 million in assets and $1.8 billion in deposits.
     Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements for additional information regarding business combinations and merger and restructuring-related items.

Planned Tax-Free Distribution On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including investment banking and brokerage activities primarily conducted by its wholly owned subsidiary, U.S. Bancorp Piper Jaffray Inc. In 2002, the capital markets business unit had average assets of $3.0 billion, generated revenues of $737.3 million (5.8 percent of total consolidated revenues) and contributed $1.1 million of net income representing less than 1 percent of the Company’s consolidated net income.

     The Company intends to execute this plan as a tax-free distribution of 100% of its ownership interests in the capital markets business and plans to retain $215 million of subordinated debt of the new company. The distribution is subject to certain conditions including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. While expected to be completed in the third quarter of 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied.
     This distribution does not include brokerage, financial advisory or asset management services offered to customers through its other business units. The Company will continue to provide asset management services to its customers through the Private Client, Trust and Asset Management business units and access to investment products and services through an extensive network of licensed financial advisors within the retail brokerage platform of the Consumer Banking business unit.
     These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Refer to “Forward-Looking Statements” on page 3 of the Annual Report on Form 10-K.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $6.9 billion in 2002, compared with $6.4 billion in 2001 and $6.1 billion in 2000. The increase in net interest income in 2002 was due to improvement in net interest margin and growth in average earning assets. The net interest margin in 2002 was 4.61 percent, compared with 4.42 percent and 4.33 percent in 2001 and 2000, respectively. Average earning assets were $149.1 billion for 2002, compared with $145.2 billion and $140.6 billion for 2001 and 2000, respectively.

     The 19 basis point improvement in 2002 net interest margin, compared with 2001 reflected the funding benefits of the declining interest rate environment, a more favorable funding mix and improving spreads due to product repricing dynamics, growth in net free funds and a shift in mix toward retail loans, partially offset by lower yields on the investment portfolio. The $3.9 billion (2.7 percent) increase in average earning assets for 2002, compared with 2001 was primarily driven by increases in the investment portfolio and retail loan growth, partially offset by transfers of high credit quality commercial loans to Stellar Funding Group, Inc. (the “loan conduit”) and a decline in commercial and commercial real estate loans partially due to current economic conditions.
     Total average loans of $114.5 billion in 2002 were $3.7 billion (3.1 percent) lower, compared with 2001, reflecting strong growth in average retail loans and residential mortgages of $3.1 billion (9.1 percent) and

20 U.S. Bancorp

$.2 billion (1.9 percent), respectively, which was more than offset by an overall decline in average commercial and commercial real estate loans of $6.3 billion (12.5 percent) and $.4 billion (1.4 percent), respectively. The decline in commercial and commercial real estate loans was primarily driven by softness in loan demand, workout activities and reclassifications and transfers to other loan categories. Approximately $721 million of the change in average commercial loans year-over-year for 2002 was due to the transfer of high credit quality commercial loans to the loan conduit. Also included in the change in average commercial and commercial real estate loans in 2002, compared with 2001, was a reclassification of approximately $634.5 million of commercial loans to other loan categories, including the commercial real estate category ($266.9 million) and residential mortgages ($327.0 million), in connection with conforming loan classifications at the time of system conversions. Prior years were not restated, as it was impractical to determine the extent of reclassification for all periods presented.
     Average investment securities were $28.8 billion (31.5 percent) higher in 2002, compared with 2001, reflecting the reinvestment of proceeds from loan sales, declines in commercial and commercial real estate loan balances and deposits assumed in connection with the Bay View transaction. During 2002, the Company sold $13.7 billion of fixed-rate securities with a portion replaced with floating-rate securities in conjunction with the Company’s interest rate risk management strategies.
     Average interest-bearing deposits of $76.4 billion in 2002 were lower by $3.4 billion, compared with 2001. Growth in average savings products (5.4 percent) for 2002 reflected service quality initiatives, product promotions directed toward government banking sectors and customer decisions to maintain liquidity given the current economic environment. The increase in savings products was more than offset by reductions in the average balances of higher cost time certificates of deposit (17.3 percent) and time certificates of deposit greater than $100,000 (13.2 percent). The decline in time certificates and time deposits greater than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources given the rate environment and customers’ desire to maintain liquidity.
     Average net free funds increased from a year ago, including an increase in average noninterest-bearing deposits of $3.6 billion (14.4 percent) in 2002, compared with 2001. The increase in noninterest-bearing deposits, primarily in business and government banking accounts, reflected product promotions and customers maintaining higher compensating balances given the current rate environment.
     The 9 basis point improvement in net interest margin for 2001, compared with 2000, was due to the funding benefit of the declining rate environment and improved spreads due to product repricing dynamics and loan conduit activities, partially offset by the first quarter of 2001 sales of the high loan-to-value (“LTV”) home equity portfolios and lower yields on the investment portfolio. The $4.6 billion (3.2 percent) increase in average earning assets for 2001, compared with 2000, was primarily driven by increases in the investment portfolio, core retail loan growth and the impact of acquisitions. This growth was partially offset by a $2.6 billion decline in lower margin residential mortgages and a $2.2 billion reduction related to transfers of high credit quality commercial loans to the loan conduit. Average investment securities were $4.6 billion (26.6 percent) higher in 2001, compared with 2000, reflecting net purchases of

Table 3	Analysis of Net Interest Income

				2002	2001
(Dollars in Millions)	2002	2001	2000	v 2001	v 2000

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$9,590.3	$11,097.8	$12,114.7	$(1,507.5)	$(1,016.9)
Expenses on interest-bearing liabilities	2,714.0	4,674.8	6,022.9	(1,960.8)	(1,348.1)

Net interest income (taxable-equivalent basis)	$6,876.3	$6,423.0	$6,091.8	$453.3	$331.2

Net interest income, as reported	$6,839.7	$6,367.1	$6,006.4	$472.6	$360.7

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	6.43%	7.64%	8.62%	(1.21)%	(.98)%
Rate paid on interest-bearing liabilities	2.26	3.92	5.19	(1.66)	(1.27)

Gross interest margin (taxable-equivalent basis)	4.17%	3.72%	3.43%	.45%	.29%

Net interest margin (taxable-equivalent basis)	4.61%	4.42%	4.33%	.19%	.09%

Average balances
Investment securities	$28,829	$21,916	$17,311	$6,913	$4,605
Loans	114,456	118,177	118,317	(3,721)	(140)
Earning assets	149,143	145,165	140,606	3,978	4,559
Interest-bearing liabilities	120,221	119,390	116,002	831	3,388
Net free funds (b)	28,922	25,775	24,604	3,147	1,171

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for credit losses, non-earning assets, other liabilities and equity.

U.S. Bancorp  21

securities. Average interest-bearing deposits increased $241 million (.3 percent) in 2001, compared with 2000. Growth in average interest checking and money market deposits was more than offset by reductions in the average balances of higher cost time certificates of deposit less than $100,000. The decline in time certificates of deposit less than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources given the interest rate environment during 2001. The increase in average net free funds of $1.2 billion from 2000 included an increase in noninterest-bearing deposits of $1.3 billion (5.4 percent).

Provision for Credit Losses The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of Allowance for Credit Losses” section. The provision for credit losses was $1,349.0 million in 2002, compared with $2,528.8 million and $828.0 million in 2001 and 2000, respectively.

     The decline in the provision for credit losses of $1,179.8 million in 2002 and the corresponding increase of $1,700.8 million in 2001 was primarily related to specific credit actions taken in 2001. Included in the provision for credit losses in 2001 was a $1,025 million incremental provision recognized in the third quarter of 2001 and a $160 million charge during the first quarter of 2001 in connection with an accelerated loan workout strategy. The third quarter of 2001 provision for credit losses was significantly above the level anticipated earlier in that quarter and was taken after extensive reviews of the Company’s commercial portfolio in light of the events of September 11, 2001, declining economic conditions, and company-specific trends. This action reflected the Company’s expectations, at that time, of a prolonged economic slowdown and recovery. In addition to these actions, the provision for credit losses in 2001 included a merger and restructuring-related provision of $382.2 million. The merger and restructuring-related provision consisted of a $201.3 million provision for losses related to the disposition of an unsecured small business product; a $90.0 million charge to align risk management practices, align charge-off policies and expedite the

Table 4	Net Interest Income — Changes Due to Rate and Volume (a)

	2002 v 2001			2001 v 2000

(Dollars in Millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Increase (decrease) in
Interest income
Commercial loans	$(450.8)	$(535.7)	$(986.5)	$.8	$(614.1)	$(613.3)
Commercial real estate	(27.5)	(338.9)	(366.4)	3.6	(297.8)	(294.2)
Residential mortgages	(12.6)	(50.3)	(62.9)	(202.9)	(2.6)	(205.5)
Retail loans	288.2	(543.6)	(255.4)	248.4	(245.3)	3.1

Total loans	(202.7)	(1,468.5)	(1,671.2)	49.9	(1,159.8)	(1,109.9)
Loans held for sale	56.4	(32.7)	23.7	47.7	(2.9)	44.8
Investment securities	403.7	(235.2)	168.5	314.1	(190.5)	123.6
Money market investments	(1.8)	(14.2)	(16.0)	(12.7)	(14.6)	(27.3)
Trading securities	12.6	(31.0)	(18.4)	(.6)	2.3	1.7
Other earning assets	(3.9)	9.8	5.9	(22.1)	(27.7)	(49.8)

Total	264.3	(1,771.8)	(1,507.5)	376.3	(1,393.2)	(1,016.9)

Interest expense
Interest checking	24.4	(125.7)	(101.3)	19.2	(86.0)	(66.8)
Money market accounts	8.7	(406.9)	(398.2)	94.7	(383.7)	(289.0)
Savings accounts	3.3	(20.7)	(17.4)	(6.7)	(24.8)	(31.5)
Time certificates of deposit less than $100,000	(215.2)	(282.8)	(498.0)	(142.9)	(74.0)	(216.9)
Time deposits greater than $100,000	(83.1)	(244.8)	(327.9)	9.2	(195.7)	(186.5)

Total interest-bearing deposits	(261.9)	(1,080.9)	(1,342.8)	(26.5)	(764.2)	(790.7)
Short-term borrowings	(68.9)	(215.8)	(284.7)	24.5	(272.1)	(247.6)
Long-term debt	240.3	(582.4)	(342.1)	148.4	(475.3)	(326.9)
Company-obligated mandatorily redeemable preferred securities	62.1	(53.3)	8.8	43.9	(26.8)	17.1

Total	(28.4)	(1,932.4)	(1,960.8)	190.3	(1,538.4)	(1,348.1)

Increase (decrease) in net interest income	$292.7	$160.6	$453.3	$186.0	$145.2	$331.2

(a)	This table shows the components of the change in net interest income by volume and rate on a taxable-equivalent basis utilizing a tax rate of 35 percent. This table does not take into account the level of noninterest-bearing funding, nor does it fully reflect changes in the mix of assets and liabilities. The change in interest not solely due to changes in volume or rates has been allocated on a pro-rata basis to volume and yield/rate.

22 U.S. Bancorp

transition out of a specific segment of the health care industry not meeting the lower risk appetite of the combined company; a $76.6 million provision for losses related to the sales of high LTV home equity loans and the indirect automobile loan portfolio of USBM; and a $14.3 million charge related to the restructuring of a co-branding credit card relationship. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information on merger and restructuring-related items.
     Overall, the level of the provision for credit losses and the level of the allowance for credit losses still reflected elevated levels of nonperforming assets and net charge-offs, continued stress in certain segments of the portfolio and the economic uncertainty existing at year-end 2002.
     Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income in 2002 was $5.9 billion, compared with $5.4 billion in 2001 and $4.9 billion in 2000. Noninterest income in 2001 included $62.2 million of merger and restructuring-related gains in connection with the sale of 14 branches representing $771 million in deposits. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information on merger and restructuring-related items.

     Excluding merger and restructuring-related gains, noninterest income was $5.9 billion in 2002, an increase of $529.7 million (9.9 percent), compared with 2001. The growth in noninterest income in 2002, compared with 2001 was primarily driven by growth in banking product revenues of $248.7 million (6.3 percent) and increases resulting from acquisitions, including NOVA, Pacific Century, Leader and Bay View, which accounted for approximately $301.3 million of the increase in noninterest income in 2002. Offsetting these favorable variances was a decline in capital markets-related revenue of $97.1 million (10.3 percent), reflecting continued softness in the equity capital markets that has reduced investment banking activities, brokerage transaction volumes and fees based on the valuation of assets under management. Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in 2002, compared with 2001, by $51.1 million (11.0 percent), $28.0 million (9.4 percent) and $6.3 million (4.8 percent), respectively, primarily reflecting growth in sales and card usage. Merchant processing services revenue grew by $258.4 million (83.7 percent), primarily due to the acquisition of NOVA in July of 2001. Deposit service charges increased in 2002 by $46.7 million (7.0 percent), primarily due to fee enhancements and new account growth. Cash management fees and commercial products revenue grew by $69.6 million (20.0 percent) and $41.8 million (9.6 percent), respectively, primarily driven by changes in the earnings credit rate for business deposits, growth in commercial business activities, fees related to loan conduit activities and product enhancements. Commercial product revenue growth was offset somewhat by lease residual impairments in 2002. In addition to the impact of the acquisition of Leader, the $96.2 million (41.1 percent) increase in mortgage banking revenue was also due to higher levels of mortgage originations and sales and loan servicing revenue in 2002, compared with 2001. Included in noninterest income were net securities gains of

Table 5	Noninterest Income

				2002	2001
(Dollars in Millions)	2002	2001	2000	v 2001	v 2000

Credit and debit card revenue	$517.0	$465.9	$431.0	11.0%	8.1%
Corporate payment products revenue	325.7	297.7	299.2	9.4	(.5)
ATM processing services	136.9	130.6	141.9	4.8	(8.0)
Merchant processing services	567.3	308.9	120.0	83.7	*
Trust and investment management fees	899.1	894.4	926.2	.5	(3.4)
Deposit service charges	714.0	667.3	555.6	7.0	20.1
Cash management fees	416.9	347.3	292.4	20.0	18.8
Commercial products revenue	479.2	437.4	350.0	9.6	25.0
Mortgage banking revenue	330.2	234.0	189.9	41.1	23.2
Trading account profits and commissions	206.5	221.6	258.4	(6.8)	(14.2)
Investment products fees and commissions	428.9	460.1	466.6	(6.8)	(1.4)
Investment banking revenue	207.4	258.2	360.3	(19.7)	(28.3)
Securities gains, net	299.9	329.1	8.1	(8.9)	*
Other	339.6	286.4	526.8	18.6	(45.6)

Total operating noninterest income	5,868.6	5,338.9	4,926.4	9.9	8.4
Merger and restructuring-related gains	—	62.2	—	*	*

Total noninterest income	$5,868.6	$5,401.1	$4,926.4	8.7%	9.6%

* Not meaningful

U.S. Bancorp  23

$299.9 million in 2002, compared with $329.1 million in 2001, representing a decline of $29.2 million (8.9 percent). Other fee income was higher in 2002, compared with 2001, by $53.2 million (18.6 percent), primarily due to $67.4 million in gains from credit card portfolio sales in 2002, a reduction in retail leasing residual and other asset impairments and lower levels of equity investment losses, compared with 2001, offset somewhat by lower official check revenue that is sensitive to changes in interest rates.
     Excluding merger and restructuring-related gains, noninterest income was $5.3 billion in 2001, an increase of $412.5 million (8.4 percent) from 2000. Credit and debit card revenue increased $34.9 million (8.1 percent) in 2001, compared with 2000, reflecting slower growth in corporate, purchasing and retail card transaction volumes during the year. Corporate card transaction volumes declined somewhat in late 2001, principally due to slower economic conditions and declining business travel since the events of September 11, 2001. Merchant processing services increased $188.9 million (157.4 percent), principally due to the NOVA acquisition in July 2001. Deposit service charges, commercial product revenue, cash management fees, and mortgage banking revenue also improved in 2001, compared with 2000 by $111.7 million (20.1 percent), $87.4 million (25.0 percent), $54.9 million (18.8 percent), and $44.1 million (23.2 percent), respectively. The increase in deposit service charges was primarily due to the alignment and re-design of products and features following the Firstar/USBM merger in February 2001. The increase in commercial product revenue and cash management fees was primarily driven by growth in core business, loan conduit activities and product enhancements. Mortgage banking revenue increased in 2001, compared with 2000 due to increased origination and sales fees and loan servicing revenue, partially offset by a decrease in gains on the sale of servicing rights. Trust and investment management fees declined $31.8 million (3.4 percent) and capital markets-related revenue declined $145.4 million (13.4 percent), reflecting softness in equity capital markets since late 2000. Included in noninterest income for 2001 was $329.1 million of gains on the sale of investment securities and principal-only residuals, compared with $8.1 million of similar gains in 2000. Other income declined $240.4 million in 2001, compared with 2000, primarily reflecting a $125.0 million decline in the level of earnings from equity investments and a $40.0 million impairment of retail leasing residuals in 2001. The decline in other income for 2001 also reflected a decline in gains from sales of buildings of $42.5 million from 2000.

Noninterest Expense Noninterest expense in 2002 was $6.3 billion, compared with $6.6 billion and $5.7 billion in 2001 and 2000, respectively. Noninterest expense included merger and restructuring-related charges of $324.1 million in 2002, compared with $946.4 million in 2001 and $348.7 million in 2000. Excluding merger and

Table 6	Noninterest Expense

				2002	2001
(Dollars in Millions)	2002	2001	2000	v 2001	v 2000

Salaries	$2,409.2	$2,347.1	$2,427.1	2.6%	(3.3)%
Employee benefits	367.7	366.2	399.8	.4	(8.4)
Net occupancy	409.3	417.9	396.9	(2.1)	5.3
Furniture and equipment	306.0	305.5	308.2	.2	(.9)
Professional services	142.5	123.8	109.0	15.1	13.6
Advertising and marketing	117.9	121.6	122.1	(3.0)	(.4)
Travel and entertainment	83.6	90.6	107.0	(7.7)	(15.3)
Capitalized software	148.1	136.1	111.9	8.8	21.6
Data processing	112.5	80.0	149.7	40.6	(46.6)
Communication	183.8	181.4	138.8	1.3	30.7
Postage	178.4	179.8	174.5	(.8)	3.0
Printing	79.8	77.9	86.5	2.4	(9.9)
Goodwill	—	251.1	235.0	*	6.9
Other intangible assets	553.0	278.4	157.3	98.6	77.0
Other	840.7	701.4	444.5	19.9	57.8

Total operating noninterest expense	5,932.5	5,658.8	5,368.3	4.8	5.4
Merger and restructuring-related charges	324.1	946.4	348.7	(65.8)	*

Total noninterest expense	$6,256.6	$6,605.2	$5,717.0	(5.3)%	15.5%

Efficiency ratio (a)	50.3%	57.5%	51.9%
Efficiency ratio, operating basis (b)	47.7	49.5	48.8
Banking efficiency ratio, operating basis (b) (c)	44.0	45.2	43.5

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.
(b)	Operating basis represents the efficiency ratios excluding merger and restructuring-related items.
(c)	Without investment banking and brokerage activity.
*	Not meaningful

24 U.S. Bancorp

restructuring-related charges, noninterest expense, on an operating basis, was $5.9 billion in 2002, compared with $5.7 billion in 2001 and $5.4 billion in 2000. The increase in noninterest expense in 2002, on an operating basis, of $273.7 million (4.8 percent) was primarily the result of costs associated with recent acquisitions, an increase in MSR impairments, litigation costs, post-integration realignment costs, and core expense growth. Recent acquisitions, including NOVA, Pacific Century, Leader and Bay View, accounted for approximately $317.4 million of the increase in 2002, which was comprised primarily of increased intangible and personnel expenses. Included in noninterest expense in 2002 was $186.0 million in MSR impairments, compared with $60.8 million in 2001, an increase of $125.2 million. The increase in MSR impairments was related to increasing mortgage prepayments driven by declining interest rates. Other significant items impacting noninterest expense included recognizing a $50.0 million litigation charge in 2002, including $25.0 million for investment banking regulatory matters at Piper and a $7.5 million liability for funding independent analyst research for Piper’s customers, and $46.4 million of personnel and related costs for post-integration rationalization of technology, operations and certain support functions. Offsetting these higher costs was a reduction in capital markets-related expenses, the elimination of $251.1 million of goodwill amortization in connection with new accounting principles adopted in 2002 and a reduction in asset write-downs of $52.6 million related to commercial leasing partnerships and repossessed tractor/trailer property taken in 2001. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions.
     The increase in noninterest expense in 2001, compared with 2000, on an operating basis, of $290.5 million (5.4 percent) was primarily the result of acquisitions, including NOVA, Scripps Financial Corporation, Pacific Century, Lyon Financial Services, Inc. and 41 branches in Tennessee, and represented an aggregate increase of approximately $241.7 million. In addition to the impact of acquisitions, noninterest expense in 2001 increased over 2000 due to the recognition of MSR impairments of $60.8 million related to increasing mortgage prepayments during the declining rate environment, and asset write-downs of $52.6 million related to commercial leasing partnerships and repossessed tractor/trailer property. These increases were partially offset by a reduction in expenses related to capital markets activity of $108.0 million and cost savings related to merger and restructuring-related activities.
     The efficiency ratio, before merger and restructuring-related charges, improved to 47.7 percent in 2002, compared with 49.5 percent in 2001 and 48.8 percent in 2000. The banking efficiency ratio, before merger and restructuring-related charges, was 44.0 percent for 2002, compared with 45.2 percent in 2001 and 43.5 percent in 2000. The improvement in both the efficiency ratio and the banking efficiency ratio for 2002, compared with 2001, was primarily due to revenue growth, the impact in 2002 of adopting the new accounting standards related to amortization of intangibles and cost savings from ongoing integration efforts, partially offset by an increase in MSR impairments and the impact of acquisitions of fee-based businesses that have higher efficiency ratios than the core banking business. Both the efficiency ratio and the banking efficiency ratio increased in 2001, compared with 2000, primarily due to the NOVA acquisition.

Pension Plans Because of the long-term nature of pension plans, the accounting for pensions is complex and can be impacted by several factors, including accounting methods, investment and funding policies and the plan’s actuarial assumptions. The Company’s pension accounting policy complies with the Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pension Plans” (“SFAS 87”), and reflects the long-term nature of benefit obligations and the investment horizon of plan assets. The Company has an established process for evaluating the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee in evaluating plan objectives, investment policies considering its long-term investment time horizon and asset allocation strategies, funding policies and significant plan assumptions. Although plan assumptions are established annually, the Company may update its analysis on an interim basis in order to be responsive to significant events that occur during the year, such as plan mergers and amendments.

     The Company’s pension plan measurement date for purposes of its financial statements is September 30. At the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on match-funding maturities and interest payments of high quality corporate bonds available in the market place to the projected cash flows of the plan as of the measurement date. At September 30, 2002 and 2001, the discount rate approximated the Moody’s Aa corporate bond rating for projected benefit distributions with duration of 11.6 years. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related

U.S. Bancorp  25

value and amortization of actuarial gains and losses. Accounting guidance provided within SFAS 87 has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value ratably over a five-year period. Any unrecognized gains or losses related to changes in the amount of the projected benefit obligation or plan assets resulting from experience different from the assumed discount rate or expected returns and from changes in assumptions are deferred. To the extent an unrecognized gain or loss, excluding the unrecognized asset gain or loss, exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets (“10 percent corridor”), the excess is recognized over the future service periods of active employees. At September 30, 2002, the accumulated unrecognized loss subject to minimum amortization requirements under SFAS 87 for 2003 approximated $177 million and was less than the 10 percent corridor. The total unrecognized asset loss approximated $675 million and will ratably decrease the actuarially derived market-related value of plan assets through 2007. The impact to pension expense of the net unrecognized losses will increase pension costs in each year from 2004 to 2007, by approximately $36.6 million, $41.9 million, $52.3 million and $18.0 million, respectively, during that timeframe. This assumes that the performance of plan assets meets the assumed LTROR. Actual results may vary depending on the performance of plan assets and changes to assumptions required in the future.
     In accordance with its existing practices, the independent pension consultant utilized by the Company updated the analysis of expected rates of return and evaluated peer group data, market conditions and other factors relevant to determining the LTROR assumptions for determining pension costs for 2003. In light of recent market performance and the results of the independent analysis, the Company made a decision to re-measure its pension plans effective in the third quarter of 2002 based on current information with respect to asset values, a reduction in the LTROR, discount rates, census data and other relevant factors. The impact of changes to assumptions for the pension plans did not have a material impact on the future financial results of the Company. The funding policy is generally to maintain a funded status sufficient to meet participant benefit obligations. The Company contributed $150.0 million in 2002 to the qualified pension plan in accordance with this policy. Future funding requirements are dependent on the performance of the pension plan but are not expected to have a material impact on the liquidity of the Company. The table below provides a summary of changes in pension plan assumptions as of September 30.
     As a result of this interim period re-measurement and other factors, the Company’s total pension cost for 2002 increased by approximately $1.0 million, reducing the Company’s pension and profit sharing credit from $64.8 million in 2001 to $63.8 million in 2002. Pension costs increased by $32.5 million related to a reduction in the expected rate of return on the Company’s pension plan assets, utilizing a lower discount rate to determine the projected benefit obligation given the declining rate environment and the impact of changes in employee demographics. Offsetting this increase were a one-time curtailment gain of $9.0 million related to freezing certain benefits of a nonqualified pension plan, a reduction in service costs of $11.9 million related to changes in the pension plans at the time of the plan mergers and a $10.5 million reduction in pension costs associated with establishing a profit sharing plan for employees of Piper and discontinuing their participation in the defined benefit plan. Contributions to the profit sharing plan in 2002 were minimal given the lower financial performance of the Capital Markets business line.
     For purposes of determining the periodic pension cost for 2002, the LTROR declined from 12.2 percent for the Firstar pension plan and 11.0 percent for the USBM plan (a blended rate of approximately 11.6 percent) in 2001 to approximately 10.9 percent for 2002. This reflected utilizing a LTROR of 11.9 percent for the first six months of 2002 and 9.9 percent for the remainder of the year. The discount rate declined from 8.0 percent for the Firstar pension plan and 7.8 percent for the USBM pension plan (blended rate of approximately 7.9 percent) to 7.2 percent for 2002. This

				As Reported

	Combined or Weighted Plan
	Assumptions (a)			USBM		Firstar

	2003	2002	2001	2001	2000	2001	2000

Expected long-term return on plan assets	9.9%	10.9%	11.6%	11.0%	9.5%	12.2%	12.2%
Discount rate in determining benefit obligations	6.8	7.2	7.9	7.5	7.8	7.5	8.0
Rate of increase in future compensation	3.5	3.5	4.8	3.5	5.6	3.5	4.0

(a)	The weighted rates for 2002 represent a blended rate utilizing the original 2002 assumption for the first six months of 2002 and the rates for 2003 for the second six months of 2002. The rates for 2003 represent the most recent information available at the re-measurement date.

26 U.S. Bancorp

reflected utilizing a discount rate of 7.5 percent for the first six months of 2002 and 6.8 percent for the remainder of the year. Offsetting these factors somewhat was the expected benefit of merging the defined benefit pension plan of Firstar, which used a final average pay formula for determining pension benefits, with the cash balance pension plan of USBM.
     In 2003, it is estimated that changes to the LTROR and discount rate will increase 2003 pension costs by approximately $27.3 million. Offsetting much of this increase is an expected benefit of approximately $19.0 million associated with lower interest costs related to cash balance accounts and actual changes in employee demographics, such as retirement age. Excluding the impact of the one-time curtailment gain in 2002, the net increase in pension cost relative to 2002 will be approximately $8.3 million.
     As discussed above, investment and funding policies and related pension plan assumptions can have an impact on the results of the Company. As such, U.S. Bancorp’s Compensation Committee regularly evaluates plan objectives, investment policies considering its long-term investment time horizon and asset allocation strategies, funding policies and significant plan assumptions. The Company’s pension plan objectives include maintaining a funded status sufficient to meet participant benefit obligations over time while reducing long-term funding requirements and pension costs. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The independent consultant performs stochastic modeling that projects numerous outcomes using a broad range of possible scenarios, including a mix of possible rates of inflation and economic growth. Some of the scenarios included are: low inflation and high growth (ideal growth), low inflation and low growth (recession), high inflation and low growth (stagflation) and high inflation and high growth (inflationary growth). Starting with current economic information, the model bases its projections on past relationships between inflation, fixed income rates and equity returns when these types of economic conditions have existed over the previous 30 years, both in the U.S. and in foreign countries. Approximately five-hundred different scenarios are modeled and then the results are summarized into percentiles that are utilized to evaluate the potential performance of alternative asset allocation strategies under different scenarios.
     Based on an analysis of historical performance by asset class, over any 20-year period since the mid-1940’s, investments in equities have outperformed other investment classes but are subject to higher volatility. While an asset allocation including bonds and other assets generally has lower volatility and may provide protection in a declining interest rate environment, it limits the pension plan’s long-term up-side potential. Given the pension plan’s investment horizon and the financial viability of the Company to meet its funding objectives, the Committee has determined that an asset allocation strategy investing in 100% equities diversified among various domestic equity categories and international equities is appropriate. The following table provides a summary of asset allocations adopted by the Company compared with a typical asset allocation alternative:

	Asset Allocation				Expected Returns

	Typical	December					Standard
Asset Class	Asset Mix	2002	Target (a)		Compound	Average	Deviation

Domestic Equities
Large Cap	30%	33%	36%		8.5%	9.9%	18.0%
Mid Cap	15	18	18		8.8	10.8	21.1
Small Cap	15	27	26		9.0	11.5	24.0

International Equities	10	18	20		8.7	10.8	21.9

Fixed Income	30	—	—

Other	—	4	—

Total mix or weighted rates	100%	100%	100%		9.1	10.7	18.8

LTROR assumed	8.1%		9.9	% (b)
Standard deviation	14.1%		18.8%
Sharpe ratio (c)	.409		.382

(a)	The target asset allocation was modified slightly from the existing asset allocation at September 30, 2002, to enhance the portfolio’s diversification.
(b)	The LTROR assumed for the target asset allocation strategy of 9.9 percent is based on a range of estimates evaluated by the Company, including the compound expected return of 9.1 percent and the average expected return of 10.7 percent.
(c)	The Sharpe ratio is a direct measure of reward-to-risk. The Sharpe ratio for these asset allocation strategies is considered to be within acceptable parameters.

     Regardless of the extent of the Company’s analysis of alternative asset allocation strategies, economic scenarios and possible outcomes, plan assumptions developed are subject to imprecision and changes in economic factors. To illustrate, for the period from 1994 to 2001, the actual return on plan assets was 11.3 percent compared with an

U.S. Bancorp  27

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
     Because of the subjective nature of plan assumptions, a sensitivity analysis to hypothetical changes in the LTROR and the discount rate is provided below:
     Due to the complexity of forecasting pension plan activities, the accounting method utilized for pension plans, management’s ability to respond to factors impacting the plans and the hypothetical nature of this information, the actual changes in periodic pension costs could be significantly different than the information provided in the sensitivity analysis.

	Base
LTROR	7.9%	8.9%	9.9%	10.9%	11.9%

Incremental benefit (cost)	$(40.7)	$(20.4)	$—	$20.4	$40.7
Percent of 2002 net income	(.77)%	(.38)%	—%	.38%	.77%

	Base
Discount	4.8%	5.8%	6.8%	7.8%	8.8%

Incremental benefit (cost)	$(49.3)	$(25.2)	$—	$9.9	$26.2
Percent of 2002 net income	(.93)%	(.48)%	—%	.19%	.49%

Merger and Restructuring-Related Items The Company incurred merger and restructuring-related items in each of the last three years in conjunction with its acquisitions. Merger and restructuring-related items included in pre-tax earnings were $324.1 million ($211.3 million after-tax) in 2002, compared with $1,266.4 million ($844.3 million after-tax) and $348.7 million ($231.3 million after-tax) for 2001 and 2000, respectively. Merger and restructuring-related items in 2002 included $271.1 million of net expense associated with the Firstar/USBM merger and $53.0 million associated with NOVA and other smaller acquisitions. Merger and restructuring-related items in 2002 associated with the Firstar/USBM merger were primarily related to systems conversions and integration, asset write-downs and lease terminations recognized at the completion of conversions. Offsetting a portion of these costs in 2002 was an asset gain related to the sale of a non-strategic investment in a sub-prime lending business and a mark-to-market recovery associated with the liquidation of U.S. Bancorp Libra’s investment portfolio. The Company exited this business in 2001 and the liquidation efforts were substantially completed in the second quarter of 2002.

     At December 31, 2002, the integration of Firstar and USBM was completed. Total merger and restructuring-related items associated with the Firstar/ USBM merger were approximately $1.4 billion and no additional costs are expected going forward. In connection with the acquisition of NOVA, the integration of merchant processing platforms and business processes of U.S. Bank National Association and NOVA will continue through late 2003. Management estimates the Company will incur pre-tax merger and restructuring-related charges of approximately $36.9 million in 2003 to complete the NOVA acquisition. In addition, the Company anticipates additional pre-tax merger and restructuring related expenses in 2003 of $14.7 million related to the Bay View acquisition, $8.6 million related to the State Street Corporate Trust acquisition and $7.2 million as a result of other smaller acquisitions.
     Merger and restructuring-related items in 2001 included $382.2 million in the provision for credit losses, a $62.2 million gain on the required sale of branches and $946.4 million of noninterest expense. Total merger and restructuring-related items in 2001 consisted of $1,167.2 million related to the Firstar/USBM merger, $50.7 million of restructuring expenses for Piper and $48.5 million related to NOVA and other smaller acquisitions. With respect to the Firstar/USBM merger, the $1,167.2 million of merger and restructuring-related items included $268.2 million for severance and employee-related costs and $477.6 million of charges to exit business lines and products, sell credit portfolios or otherwise realign business practices in the new Company. The Company also incurred $208.1 million of systems conversion and business integration costs, $48.7 million for lease cancellation and other building-related costs, $226.8 million for transaction costs, funding a charitable foundation to reaffirm a commitment to its markets and other costs, and a $62.2 million gain related to the required sale of branches. In response to significant changes in the securities markets during 2001, including increased volatility, changes in equity valuations and the increasingly competitive environment for the industry, Piper restructured its operations. The restructuring improved the operating efficiency of the business by removing excess capacity

28 U.S. Bancorp

from its product distribution network and by implementing more effective business processes. Restructuring activities related to Piper were completed in 2001.
     In 2000, merger and restructuring-related items included in noninterest expense consisted of $227.0 million related to the merger of Firstar and Mercantile Bancorporation, $52.6 million related to the merger of Firstar and Star Banc Corporation and $69.1 million primarily related to other acquisitions by USBM. Included in merger and restructuring-related items were $59.4 for severance and employee-related costs, $193.5 million for systems conversions, $47.3 million for lease cancellations and other building-related costs and $48.5 million of other business integration costs.
     Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $1,776.3 million (an effective rate of 34.8 percent) in 2002, compared with $927.7 million (an effective rate of 35.2 percent) in 2001 and $1,512.2 million (an effective rate of 34.5 percent) in 2000. The decrease in the effective tax rate in 2002, compared with 2001, was primarily driven by a change in unitary state tax apportionment factors, a decrease in non-deductible merger and restructuring-related charges and the change in accounting for goodwill. The effective tax rate increase in 2001, compared with 2000, was primarily due to a decline in tax-exempt interest related to sales of investment securities, the impact of unitary state tax apportionment factors on the Company, non-deductible merger and restructuring-related costs and the acquisition of NOVA.

     The Company’s net deferred tax liability was $1,664.1 million at December 31, 2002, compared with $573.2 million for the year ended 2001. The change in 2002 primarily relates to leasing activities and unrealized appreciation in securities available-for-sale and financial instruments. For further information on income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Average earning assets were $149.1 billion in 2002, compared with $145.2 billion in 2001. The increase in average earning assets of $3.9 billion (2.7 percent) was primarily driven by increases in the investment portfolio, core retail loan growth, and the impact of acquisitions. This growth was partially offset by declines in commercial and commercial real estate loans reflecting lower borrowing

Table 7	Loan Portfolio Distribution

	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial
Commercial	$36,584	31.5%	$40,472	35.4%	$47,041	38.5%	$42,021	37.1%	$37,777	35.3%
Lease financing	5,360	4.6	5,858	5.1	5,776	4.7	3,835	3.4	3,291	3.1

Total commercial	41,944	36.1	46,330	40.5	52,817	43.2	45,856	40.5	41,068	38.4

Commercial real estate
Commercial mortgages	20,325	17.5	18,765	16.4	19,466	15.9	18,636	16.5	16,602	15.5
Construction and development	6,542	5.6	6,608	5.8	6,977	5.7	6,506	5.7	5,206	4.9

Total commercial real estate	26,867	23.1	25,373	22.2	26,443	21.6	25,142	22.2	21,808	20.4

Residential mortgages	9,746	8.4	7,829	6.8	9,397	7.7	12,760	11.3	14,982	14.0

Retail
Credit card	5,665	4.9	5,889	5.1	6,012	4.9	5,004	4.4	4,856	4.5
Retail leasing	5,680	4.9	4,906	4.3	4,153	3.4	2,123	1.9	1,621	1.5
Home equity and second mortgages (a)	13,572	11.6	12,235	10.7	11,956	9.7	*	*	*	*
Other retail
Revolving credit	2,650	2.3	2,673	2.3	2,750	2.2	*	*	*	*
Installment	2,258	1.9	2,292	2.0	2,186	1.8	*	*	*	*
Automobile	6,343	5.5	5,660	5.0	5,609	4.6	*	*	*	*
Student	1,526	1.3	1,218	1.1	1,042	.9	*	*	*	*

Total other retail (a)	12,777	11.0	11,843	10.4	11,587	9.5	22,344	19.7	22,623	21.2

Total retail	37,694	32.4	34,873	30.5	33,708	27.5	29,471	26.0	29,100	27.2

Total loans	$116,251	100.0%	$114,405	100.0%	$122,365	100.0%	$113,229	100.0%	$106,958	100.0%

(a)	Home equity and second mortgages are included within the total other retail category for the periods prior to the year 2000.

*	Information not available

U.S. Bancorp  29

requirements of commercial customers and credit related actions of the Company. The increase in average earning assets was funded with an increase in net free funds, including an increase in average noninterest-bearing deposits of $3.6 billion, and an increase in average interest-bearing liabilities of $.8 billion, consisting principally of higher core savings balances and more favorably priced longer-term wholesale funding.
     For average balance information, refer to Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 108 and 109.

Loans The Company’s total loan portfolio was $116.3 billion at December 31, 2002, compared with $114.4 billion at December 31, 2001, an increase of $1.9 billion (1.6 percent). The increase in total loans was driven by strong retail loan and residential mortgage growth, partially offset by a decline in commercial loans due in part to current economic conditions. During 2002, there were reclassifications between loan categories that occurred in connection with conforming loan classifications at the time of system conversions. Prior years were not restated, as it was impractical to determine the extent of reclassification for all periods presented. Average total loans decreased $3.7 billion (3.1 percent) in 2002, compared with 2001. The decline in total average loans in 2002, compared with 2001, was driven by the decline in commercial and commercial real estate loans in 2002 and the impact of transfers of high credit quality commercial loans to the loan conduit in 2001. The decline in commercial and commercial real estate loans was partially offset by growth in retail loans and residential mortgages. Average total loans on a core basis decreased by $2.7 billion (2.2 percent) relative to the prior year.

Commercial Commercial loans, including lease financing, totaled $41.9 billion at December 31, 2002, compared with $46.3 billion at December 31, 2001, a decrease of $4.4 billion (9.5 percent). The decline was driven by softness in loan demand, credit-related actions including

Table 8	Commercial Loan Exposure by Industry Group and Geography

	December 31, 2002		December 31, 2001

Industry Group (Dollars in Millions)	Loans	Percent	Loans	Percent

Consumer products and services	$7,206	17.2%	$7,622	16.5%
Financials	5,769	13.7	5,859	12.6
Capital goods	5,486	13.1	6,497	14.0
Commercial services and supplies	3,853	9.2	4,178	9.0
Agriculture	3,153	7.5	3,433	7.4
Transportation	2,231	5.3	2,560	5.5
Consumer staples	1,924	4.6	2,060	4.5
Private investors	1,759	4.2	1,864	4.0
Paper and forestry products, mining and basic materials	1,664	4.0	2,053	4.4
Health care	1,475	3.5	1,567	3.4
Property management and development	1,266	3.0	1,384	3.0
Technology	797	1.9	1,089	2.4
Energy	575	1.4	410	.9
Other	4,786	11.4	5,754	12.4

Total	$41,944	100.0%	$46,330	100.0%

Geography

California	$4,127	9.8%	$3,969	8.6%
Colorado	1,796	4.3	2,008	4.3
Illinois	2,214	5.3	2,339	5.0
Minnesota	6,605	15.7	6,511	14.1
Missouri	2,895	6.9	2,104	4.5
Ohio	2,455	5.9	2,896	6.3
Oregon	1,604	3.8	2,014	4.3
Washington	3,129	7.5	3,882	8.4
Wisconsin	3,052	7.3	3,115	6.7
Iowa, Kansas, Nebraska, North Dakota, South Dakota	4,421	10.5	5,059	10.9
Arkansas, Indiana, Kentucky, Tennessee	1,865	4.4	1,897	4.1
Idaho, Montana, Wyoming	996	2.4	1,014	2.2
Arizona, Nevada, Utah	986	2.4	1,057	2.3

Total banking region	36,145	86.2	37,865	81.7
Outside the Company’s banking region	5,799	13.8	8,465	18.3

Total	$41,944	100.0%	$46,330	100.0%

30 U.S. Bancorp

workout activities, and reclassifications to other loan categories. Included in the change for commercial loans was a reclassification of approximately $1.2 billion from commercial loans predominately to the commercial real estate ($.5 billion) and residential mortgages ($.7 billion) loan categories in 2002. Average commercial loans in 2002 decreased by $6.3 billion (12.5 percent). Approximately $721 million of the change in average commercial loans year-over-year for 2002 was due to the transfer of high credit quality commercial loans to the loan conduit. Also impacting the decline in average commercial loans was the transfer of $680 million in unsecured small business product to loans held for sale in 2001. On a core basis, average commercial loans decreased by $5.3 billion (9.9 percent) relative to the prior year.
     Table 8 provides a summary of commercial loans by industry and geographic locations.

Commercial Real Estate The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $26.9 billion at December 31, 2002, compared with $25.4 billion at December 31, 2001, an increase of $1.5 billion (5.9 percent). Included in the change in commercial real estate loans at year-end was a net reclassification of approximately $.5 billion to the commercial real estate loan category predominately from the commercial loan category. Commercial mortgages outstanding increased by $1.6 billion (8.3 percent), driven by loan reclassifications and growth in small business administration lending, while real estate construction and development loans remained essentially flat compared with a year ago. Average commercial real estate loans were essentially flat at $25.7 billion in 2002, compared with $26.1 billion in 2001. Table 9 provides a summary of commercial real estate exposures by property type and geographic location.

     The Company maintains the real estate construction designation until the project is producing sufficient cash flow to service traditional mortgage financing, at which time, if retained, the loan is transferred to the commercial mortgage portfolio. Approximately $1.4 billion of construction loans were permanently financed and transferred to the commercial mortgage loan category in 2002. At year-end 2002, $182 million of tax-exempt industrial development loans were secured by real estate.

Table 9	Commercial Real Estate Exposure by Property Type and Geography

	December 31, 2002		December 31, 2001

Property Type (Dollars in Millions)	Loans	Percent	Loans	Percent

Business owner occupied	$6,513	24.2%	$5,159	20.3%
Multi-family	3,258	12.1	2,842	11.2
Commercial property
Industrial	1,227	4.6	1,995	7.9
Office	3,564	13.3	2,948	11.6
Retail	3,832	14.3	2,704	10.7
Other	1,447	5.4	1,949	7.7
Homebuilders	2,142	8.0	1,417	5.6
Hotel/motel	2,585	9.6	1,985	7.8
Health care facilities	1,290	4.8	1,183	4.7
Other	1,009	3.7	3,191	12.5

Total	$26,867	100.0%	$25,373	100.0%

Geography

California	$4,277	15.9%	$3,399	13.4%
Colorado	1,190	4.4	840	3.3
Illinois	1,140	4.2	1,581	6.2
Minnesota	1,508	5.6	1,401	5.5
Missouri	2,297	8.6	2,439	9.6
Ohio	2,264	8.4	2,274	9.0
Oregon	1,614	6.0	1,427	5.6
Washington	3,242	12.1	2,671	10.5
Wisconsin	2,040	7.6	2,128	8.4
Iowa, Kansas, Nebraska, North Dakota, South Dakota	1,895	7.1	2,016	8.0
Arkansas, Indiana, Kentucky, Tennessee	1,679	6.2	2,055	8.1
Idaho, Montana, Wyoming	682	2.5	690	2.7
Arizona, Nevada, Utah	1,439	5.4	1,182	4.7

Total banking region	25,267	94.0	24,103	95.0
Outside the Company’s banking region	1,600	6.0	1,270	5.0

Total	$26,867	100.0%	$25,373	100.0%

U.S. Bancorp  31

The Company’s commercial real estate mortgages and construction loans had unfunded commitments of $7.9 billion at December 31, 2002, compared with $6.0 billion at December 31, 2001. The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans were included in the commercial loan category and totaled $635 million at December 31, 2002.

Residential Mortgages Residential mortgages held in the loan portfolio were $9.7 billion at December 31, 2002, compared with $7.8 billion at December 31, 2001, an increase of $1.9 billion (24.5 percent). The increase in residential mortgages was driven by an increase in refinancing given the current rate environment and strong growth in first lien home equity loans through the Company’s Consumer Finance division. The increase also reflects a decision to retain adjustable rate mortgages in the portfolio for asset liability management purposes and a reclassification of approximately $.7 billion to the residential mortgages category predominately from the commercial loan category. This growth was partially offset by approximately $.9 billion in residential loan sales during 2002. Average residential mortgages of $8.4 billion were essentially unchanged from a year ago.

Retail Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $37.7 billion at December 31, 2002, compared with $34.9 billion at December 31, 2001. The increase of $2.8 billion (8.1 percent) was driven by an increase in home equity lines during the recent declining rate environment and an increase in the retail leasing portfolio. This growth was partially offset by two credit card sales in 2002 that totaled approximately $483 million. Average retail loans increased $3.1 billion (9.1 percent) to $36.5 billion in 2002. Impacting the growth in average retail loans in 2002, compared with 2001, were portfolio sales of $1.3 billion in 2001 related to the high loan-to-value home equity portfolio and indirect automobile loans. On a core basis, average retail loans increased $1.8 billion (5.3 percent) from a year ago with growth in most retail loan categories. Of the total retail loans outstanding, approximately 89.8 percent are to customers located in the Company’s banking region.

Loans Held for Sale At December 31, 2002, loans held for sale, consisting primarily of residential mortgages to be sold in the secondary markets, were $4.2 billion, compared with $2.8 billion at December 31, 2001. The $1.3 billion (47.5 percent) increase primarily reflected strong mortgage loan origination volume in connection with refinancing activity in 2002 given the declining interest rates for residential mortgage loans. Residential mortgage production was $23.2 billion in 2002, compared with $15.6 billion in 2001. This is substantially higher than mortgage production of $6.7 billion in 2000.

Investment Securities The Company uses its investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds depending on loan demand, provides liquidity and is used as collateral for public deposits and wholesale funding sources.

     At December 31, 2002, investment securities, both available-for-sale and held-to-maturity, totaled $28.5 billion, compared with $26.6 billion at December 31, 2001. The $1.9 billion (7.1 percent) increase reflected the reinvestment of proceeds from loan sales, declines in commercial and commercial real estate loan balances and deposits assumed from the recent Bay View transaction. During 2002, the Company sold $13.7 billion of fixed-rate securities, in part to realign the portfolio to hedge against interest rate changes and to generate gains given the impact of prepayments in the mortgage servicing rights portfolio. A portion of the fixed-rate securities sold was replaced with floating-rate securities in conjunction with the Company’s interest rate risk management strategies. At December 31, 2002, approximately 18.6 percent of the investment securities portfolio represented adjustable rate financial instruments, compared with 15.6 percent as of December 31, 2001.

Table 10	Selected Loan Maturity Distribution

		Over One
	One Year	Through	Over Five
December 31, 2002 (Dollars in Millions)	or Less	Five Years	Years	Total

Commercial	$21,037	$18,039	$2,868	$41,944
Commercial real estate	7,382	13,147	6,338	26,867
Residential mortgages	841	1,827	7,078	9,746
Retail	11,660	16,010	10,024	37,694

Total loans	$40,920	$49,023	$26,308	$116,251
Total of loans due after one year with Predetermined interest rates				$38,185
Floating interest rates				$37,146

32 U.S. Bancorp

     The weighted-average yield of the available-for-sale portfolio was 4.97 percent at December 31, 2002, compared with 5.58 percent at December 31, 2001. The average maturity of the available-for-sale portfolio dropped to 2.8 years at December 31, 2002, down from 5.4 years at December 31, 2001. The relative mix of the type of investment securities maintained in the portfolio is provided in Table 11. The change in investment portfolio mix reflected sales of tax-exempt municipal securities that were replaced primarily by collateralized mortgage obligations. At December 31, 2002, the available-for-sale portfolio included a $714 million net unrealized gain, compared with a net unrealized gain of $15 million at December 31, 2001.

Table 11	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted				Weighted
			Average	Weighted			Average	Weighted
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
December 31, 2002 (Dollars in Millions)	Cost	Value	Years	Yield	Cost	Value	Years	Yield

U.S. Treasury and agencies
Maturing in one year or less	$162	$164	.44	3.83%	$—	$—	—	—%
Maturing after one year through five years	207	218	2.97	4.37	—	—	—	—
Maturing after five years through ten years	41	42	7.33	4.12	—	—	—	—
Maturing after ten years	11	12	11.38	5.23	—	—	—	—

Total	$421	$436	2.64	4.16%	$—	$—	—	—%

Mortgage-backed securities
Maturing in one year or less	$3,878	$3,904	.61	3.33%	$—	$—	—	—%
Maturing after one year through five years	20,359	20,988	2.69	5.18	20	20	3.25	7.67
Maturing after five years through ten years	725	768	5.61	5.27	—	—	—	—
Maturing after ten years	5	6	13.85	6.12	—	—	—	—

Total	$24,967	$25,666	2.46	4.90%	$20	$20	3.25	7.67%

Asset-backed securities
Maturing in one year or less	$1	$1	.25	5.50%	$—	$—	—	—%
Maturing after one year through five years	446	459	3.39	5.24	—	—	—	—
Maturing after five years through ten years	199	210	7.12	5.72	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$646	$670	4.53	5.39%	$—	$—	—	—%

Obligations of states and political subdivisions
Maturing in one year or less	$102	$103	.42	7.26%	$34	$35	.47	3.60%
Maturing after one year through five years	263	275	2.73	7.26	62	66	2.97	6.20
Maturing after five years through ten years	140	147	6.89	7.42	48	52	7.20	6.28
Maturing after ten years	53	54	18.32	9.32	69	67	15.07	5.85

Total	$558	$579	4.83	7.50%	$213	$220	7.44	5.69%

Other debt securities
Maturing in one year or less	$33	$34	.63	5.50%	$—	$—	—	—%
Maturing after one year through five years	165	165	2.57	11.41	—	—	—	—
Maturing after five years through ten years	4	3	6.54	5.15	—	—	—	—
Maturing after ten years	262	233	24.36	2.30	—	—	—	—

Total	$464	$435	14.76	5.80%	$—	$—	—	—%

Other investments	$485	$469	—	—%	$—	$—	—	—%

Total investment securities	$27,541	$28,255	2.77	4.97%	$233	$240	7.08	5.86%

Note:	Information related to asset and mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments. Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	2002		2001

	Amortized	Percent	Amortized	Percent
At December 31 (Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. treasuries and agencies	$421	1.5%	$439	1.7%
Mortgage-backed securities	24,987	90.0	21,965	82.6
Asset-backed securities	646	2.3	2,091	7.9
Obligations of states and political subdivisions	771	2.8	1,148	4.3
Other securities and investments	949	3.4	950	3.5

Total investment securities	$27,774	100.0%	$26,593	100.0%

U.S. Bancorp  33

Deposits Total deposits were $115.5 billion at December 31, 2002, compared with $105.2 billion at December 31, 2001, an increase of $10.3 billion (9.8 percent). The increase in total deposits was the result of the continued desire by customers to maintain liquidity and specific deposit gathering initiatives and funding decisions in 2002.

     Noninterest-bearing deposits were $35.1 billion at December 31, 2002, compared with $31.2 billion at December 31, 2001, an increase of $3.9 billion (12.5 percent). Average noninterest-bearing deposits were $28.7 billion in 2002, an increase of $3.6 billion (14.4 percent), compared with 2001. The increase in noninterest-bearing deposits was primarily attributable to business and government banking customers that maintained higher compensating balances given the current interest rate environment.
     Interest-bearing savings deposits totaled $50.2 billion at December 31, 2002, compared with $44.7 billion at December 31, 2001, an increase of $5.5 billion (12.3 percent). Average interest-bearing savings deposits were $45.8 billion in 2002, an increase of $2.3 billion (5.4 percent), compared with 2001. This growth was related to specific deposit gathering initiatives of the Company in 2002, the continued downturn in equity capital markets and the current interest rate environment prompting many customers to increase their liquidity in accessible deposits.
     Interest-bearing time deposits were $30.2 billion at December 31, 2002, compared with $29.3 billion at December 31, 2001, an increase of $.9 billion (3.1 percent). The increase in interest-bearing time deposits was driven by an increase of $3.7 billion (42.7 percent) in time deposits greater than $100,000 partially offset by a decline in the higher cost time certificates of deposits less than $100,000 of $2.8 billion (13.3 percent). Time certificates of deposits are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The decline in time certificates of deposits less than $100,000 reflected a shift in product mix toward savings products and funding decisions toward more favorably priced wholesale funding sources given the current interest rate environment. Average time certificates of deposit less than $100,000 declined $4.0 billion (17.3 percent). The decline in average time certificates of deposit less than $100,000 reflected the net impact of bank acquisitions and branch divestitures and management’s pricing decisions to change the mix of funding toward lower rate wholesale funding sources.
     Table 12 provides a summary of total deposits by type of deposit.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $7.8 billion at December 31, 2002, down $6.9 billion (46.8 percent) from $14.7 billion at year-end 2001. Short-term funding is managed to levels deemed appropriate given

Table 12	Deposits

The composition of deposits was as follows:

	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$35,106	30.4%	$31,212	29.7%	$26,633	24.3%	$26,350	25.5%	$27,479	26.3%
Interest-bearing deposits
Interest checking	17,467	15.1	15,251	14.5	13,982	12.8	13,141	12.7	13,385	12.8
Money market accounts	27,753	24.0	24,835	23.6	23,899	21.8	22,751	22.0	22,086	21.2
Savings accounts	5,021	4.4	4,637	4.4	4,516	4.1	5,445	5.3	6,352	6.1

Total of savings deposits	50,241	43.5	44,723	42.5	42,397	38.7	41,337	40.0	41,823	40.1
Time certificates of deposit less than $100,000	17,973	15.5	20,724	19.7	25,780	23.5	25,394	24.5	27,935	26.8
Time deposits greater than $100,000
Domestic	9,427	8.2	7,286	6.9	11,221	10.3	9,348	9.0	6,261	6.0
Foreign	2,787	2.4	1,274	1.2	3,504	3.2	988	1.0	848	.8

Total interest-bearing deposits	80,428	69.6	74,007	70.3	82,902	75.7	77,067	74.5	76,867	73.7

Total deposits	$115,534	100.0%	$105,219	100.0%	$109,535	100.0%	$103,417	100.0%	$104,346	100.0%

The maturity of time deposits greater than $100,000 was as follows:

December 31 (Dollars in Millions)	2002

Three months or less	$7,533
Over three months through six months	1,376
Over six months through twelve months	1,701
Over twelve months	1,604

Total	$12,214

34 U.S. Bancorp

alternative funding sources. The decrease in short-term borrowings reflected the impact of funding earning assets primarily through growth in deposits and, to a lesser extent, a shift toward longer-term funding sources.
     Long-term debt was $28.6 billion at December 31, 2002, up from $25.7 billion at December 31, 2001. The $2.9 billion (11.2 percent) increase in long-term debt included the issuance of $1.0 billion of fixed-rate subordinated notes in February 2002, the issuance of $6.5 billion of medium-term notes and bank notes and the issuance of $3.1 billion of long-term Federal Home Loan Bank advances in 2002. The issuance of long-term debt was partially offset by repayments and maturities of $8.4 billion in 2002, including the repurchase on August 6, 2002, of approximately $1.1 billion accreted value of the Company’s convertible senior notes (the “CZARS”) due to mature in 2021. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual, operational, interest rate, market and liquidity. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Residual risk is the potential reduction in the end-of-term value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology and breaches of internal controls. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base or revenue.

Credit Risk Management The Company’s strategy for credit risk management includes well defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. The risk rating system is intended to identify and measure the credit quality of lending relationships. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, settlement risk and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.

     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. The domestic economy has experienced slower growth since late 2000. During 2001, corporate earnings weakened and credit quality indicators among certain industry sectors deteriorated. Large corporate and middle market commercial businesses announced or continued to implement restructuring activities in an effort to improve operating margins. The stagnant economic growth was evidenced by the Federal Reserve Board’s (“FRB”) actions to stimulate economic growth through a series of interest rate reductions over the past 24 to 30 months. In response to declining economic conditions, company-specific portfolio trends, and the Firstar/USBM merger, the Company undertook an extensive review of its commercial and consumer loan portfolios in early 2001. As a result of this review, the Company initiated several actions during the first six months of 2001 including aligning the risk management practices and charge-off policies of the companies and restructuring and disposing of certain portfolios that did not align with the credit risk profile of the combined company. Credit portfolio restructuring activities included a specific segment of the Company’s health care portfolio, selling certain USBM

U.S. Bancorp  35

consumer loan portfolios, renegotiating a credit card co-branding relationship and discontinuing an unsecured small business product that did not align with the product offerings of the combined company. The Company also implemented accelerated loan workout strategies for certain commercial credits. By the end of the second quarter of 2001, economic stimulus by the FRB as well as management’s actions appeared to have reduced the rate of credit quality deterioration. However, world events during the third quarter of 2001 had a profound impact on consumer confidence and related spending, governmental priorities and business activities. As a result of these events, the Company expected the economic slowdown to accelerate or be more prolonged than it had originally estimated. Accordingly, the Company conducted a review of its credit portfolios and recognized the need to address the impact that these events would have. In response to this evaluation, the Company increased the provision for credit losses by approximately $1,025 million in the third quarter of 2001 beyond expected levels.
     By the end of 2002, economic conditions had stabilized somewhat although the banking sector continued to experience elevated levels of nonperforming assets and net charge-offs, especially with respect to certain industry segments. Unemployment rates had increased slightly from a year ago and consumer spending and confidence levels had declined since 2001.

Credit Diversification The Company manages its credit risk, in part, through diversification of its loan portfolio. As part of its normal business activities, it offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, commercial lease financing, agricultural credit, warehouse mortgage lending, commercial real estate, health care and correspondent banking. The Company also offers an array of retail lending products including credit cards, retail leases, home equity, revolving credit, lending to students and other consumer loans. These retail credit products are primarily offered through the branch office network, specialized trust, home mortgage and loan production offices, indirect distribution channels, such as automobile dealers and a consumer finance company. The Company monitors and manages the portfolio diversification by industry, customer and geography. Table 7 provides information with respect to the overall product diversification and changes in mix in 2002.

     The commercial portfolio reflects the Company’s focus on serving small business customers, middle market and larger corporate businesses throughout its 24-state banking region and national customers and within certain niche industry groups. Table 8 provides a summary of the significant industry groups and geographic locations of commercial loans outstanding at December 31, 2002 and 2001. The commercial loan portfolio is diversified among various industries with somewhat higher concentrations in consumer products and services, capital goods (including manufacturing and commercial construction-related businesses), and consumer staple industries. Additionally, the commercial portfolio is diversified across the Company’s geographical markets with 86.2 percent of total commercial loans within the 24 state banking region. Credit relationships outside of the Company’s banking region are typically niche businesses including the mortgage banking and the leasing businesses. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its mortgage collateral position to manage its risk exposure.
     Certain industry segments within the commercial loan portfolio, including communications, transportation and manufacturing sectors, as well as highly leveraged enterprise value financings, have experienced economic stress in 2002. Since 2001, the communications sector has been adversely impacted by excess capacity and represented only 1.2 percent of the commercial loan portfolio at December 31, 2002. At December 31, 2002, the transportation sector represented 5.3 percent of the total commercial loan portfolio. It has been impacted by reduced airline travel, slower economic activity and higher fuel costs that adversely impacted the trucking businesses. At year-end 2002, the Company’s transportation portfolio consisted of airline and airfreight businesses (28.1 percent of the sector), trucking businesses (52.9 percent of the sector) and the remainder in the railroad and shipping businesses (19.0 percent of the sector). Capital goods represented 13.1 percent of the total commercial portfolio at December 31, 2002. Included in this sector were approximately 34.0 percent of loans related to building products while engineering and construction equipment and machinery businesses were 31.6 percent and 21.6 percent, respectively. Manufacturing production levels and inventory reductions continues to cause financial stress in these portfolios.
     Within its commercial lending business, the Company also provides financing to enable customers to grow their businesses through acquisitions of existing businesses, buyouts or other recapitalizations. During a business cycle with slower economic growth, businesses with leveraged capital structures may experience insufficient cash flows to service their debt. The Company manages leveraged enterprise-value financings by maintaining well-defined underwriting standards, portfolio diversification and actively managing the customer relationship. Regardless of these actions, leveraged enterprise-value financings often exhibit stress during a recession or period of slow economic growth. Given this risk profile, the Company began to significantly de-emphasize and reduce the size of this

36 U.S. Bancorp

portfolio during the past year. The Company actively monitors the credit quality of these customers and develops action plans accordingly. Such leveraged enterprise-value financings approximated $2.9 billion in loans outstanding at December 31, 2002, compared with approximately $3.9 billion outstanding at December 31, 2001. The decline was primarily due to the Company’s decision to reduce its exposure to these types of lending arrangements through repayments, refinancing activities and loan sales. The sector has also been reduced by charge-offs taken during the year. The Company’s portfolio of leveraged financings is included in Table 8 and is diversified among industry groups similar to the total commercial loan portfolio.
     The commercial real estate portfolio reflects the Company’s focus on serving business owners within its footprint as well as regional investment-based real estate. Table 9 provides a summary of the significant property types and geographic locations of commercial real estate loans outstanding at December 31, 2002 and 2001. At December 31, 2002, approximately 24.2 percent of the commercial real estate loan portfolio represented business owner-occupied properties that tend to exhibit credit risk characteristics similar to the middle-market commercial loan portfolio. Generally, the investment-based real estate mortgages are diversified among various property types with somewhat higher concentrations in multi-family, office and retail properties. Additionally, the commercial real estate portfolio is diversified across the Company’s geographical markets with 94.0 percent of total commercial real estate loans outstanding at December 31, 2002, within the 24-state banking region. While vacancies in multi-family and commercial properties had risen during the past 18 months, declining interest rates have allowed real estate owners to reduce interest costs and generally maintain adequate cash flows.

Analysis of Loan Net Charge-Offs Total loan net charge-offs decreased $173.5 million to $1,373.0 million in 2002, compared with $1,546.5 million in 2001 and $825.4 million in 2000. The ratio of total loan net charge-offs to average loans was 1.20 percent in 2002, compared with 1.31 percent in 2001 and .70 percent in 2000. Included in loan net charge-offs for 2001 were $313.2 million of commercial loan charge-offs related to specific events or credit initiatives taken by management, $160 million of loan charge-offs relating to the Company’s accelerated loan workout strategy and $90 million of loan write-offs to conform risk management practices, align loan charge-off policies and expedite the transition out of a specific segment of the health care portfolio not meeting the lower risk appetite of the Company. The level of loan net charge-offs during 2002 reflected the impact of soft economic conditions and continued weakness in the communications, transportation and manufacturing sectors, as well as the impact of the weak economy on highly leveraged enterprise value financings. Assuming no further deterioration in the economy, net charge-offs are expected to remain at recent levels until the economy improves.

     Commercial and commercial real estate loan net charge-offs for 2002 were $679.9 million (.98 percent of average loans outstanding), compared with $884.6 million (1.16 percent of average loans outstanding) in 2001 and

Table 13	Net Charge-offs as a Percent of Average Loans Outstanding

Year Ended December 31	2002	2001	2000	1999	1998

Commercial
Commercial	1.29%	1.62%	.56%	.41%	* %
Lease financing	2.67	1.95	.46	.24	*

Total commercial	1.46	1.66	.55	.40	.31

Commercial real estate
Commercial mortgages	.17	.21	.03	.02	*
Construction and development	.11	.17	.11	.03	*

Total commercial real estate	.15	.20	.05	.02	(.04)

Residential mortgages	.23	.15	.11	.11	.07

Retail
Credit card	4.98	4.80	4.18	4.00	4.02
Retail leasing	.72	.65	.41	.28	*
Home equity and second mortgages	.74	.85	*	*	*
Other retail	2.10	2.16	1.32	1.26	*

Total retail	1.85	1.94	1.69	1.63	1.54

Total loans (a)	1.20%	1.31%	.70%	.61%	.53%

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses is reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,875.8 million (1.59 percent of average loans) for the year ended December 31, 2001.
*	Information not available

U.S. Bancorp  37

$289.2 million (.38 percent of average loans outstanding) in 2000. Commercial and commercial real estate loan net charge-offs in 2002 continued to experience higher levels of net charge-offs related to the leasing portfolio including airline and other transportation related losses. Additionally, credit losses related to highly leveraged enterprise value financings continued at elevated levels. Commercial and commercial real estate loan net charge-offs in 2001 included approximately $313.2 million related to several factors including: a large cattle fraud, collateral deterioration specific to transportation equipment caused by the impact of higher fuel prices and the weak economy, deterioration in the manufacturing, communications and technology sectors and specific management decisions to accelerate its workout strategy for certain borrowers. Also included in 2001 commercial and commercial real estate loan net charge-offs were $95 million in merger and restructuring-related charge-offs and charge-offs of $160 million associated with an accelerated loan workout strategy. Excluding loan net charge-offs associated with merger and restructuring-related items, commercial and commercial real estate loan net charge-offs were .98 percent of average loans outstanding in 2002, 1.04 percent in 2001 and .38 percent in 2000. The decrease in commercial and commercial real estate loan net charge-offs in 2002 when compared with 2001, and the increase for 2001 when compared with 2000 was driven by the specific credit actions noted above taken in the third quarter of 2001.
     Retail loan net charge-offs in 2002 were $674.0 million (1.85 percent of average loans outstanding), compared with $649.3 million (1.94 percent of average loans outstanding) in 2001 and $523.8 million (1.69 percent of average loans outstanding) in 2000. The improvement in the retail loan net charge-offs in 2002, compared with 2001, principally reflected changes in the mix of the retail loan portfolio to auto loans and leases and home equity products, and improvement in ongoing collection efforts as a result of the successful completion of the integration efforts. The increase in retail loan net charge-offs for 2001, compared with 2000, was primarily due to increased bankruptcies and consumer delinquencies in 2001, reflecting the downturn in economic conditions.

Analysis of Nonperforming Assets Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. Interest payments are typically applied against the principal balance and not recorded as income. At December 31, 2002, total nonperforming assets were $1,373.5 million, compared with $1,120.0 million at year-end 2001 and $867.0 million at year-end 2000. The ratio of total nonperforming assets to total loans and other real estate increased to 1.18 percent at December 31, 2002, compared with .98 percent and .71 percent for the years ending 2001 and 2000, respectively.

     The $253.5 million increase in total nonperforming assets in 2002 reflected an increase of $284.6 million in nonperforming commercial and commercial real estate loans partially offset by a decrease of $27.1 million in nonperforming residential mortgages and a $21.5 million decrease in nonperforming retail loans. The increase in nonperforming commercial and commercial real estate assets was principally due to the Company’s exposure to certain communications, cable, manufacturing and highly leveraged enterprise value financings. Nonperforming loans in the capital goods sector also increased in 2002. Although the level of nonperforming assets appeared to have stabilized in late 2002, the Company continues to remain cautious regarding the economy and its impact on the credit quality of the portfolio. Nonperforming assets are expected to remain at elevated levels until the economy rebounds.
     The $253.0 million increase in nonperforming assets in 2001 reflected an increase of $190.0 million of nonperforming commercial and commercial real estate loans, a $22.2 million increase in nonperforming residential mortgages and a $23.8 million increase in nonperforming retail loans. The increase in nonperforming commercial loans was primarily due to merger and restructuring-related and risk management actions taken during 2001; loans written down to secondary market valuations and placed on nonperforming status; and continued stress in certain sectors of the economy. The increase was partially offset by the disposition of nonperforming loans identified as part of the Company’s accelerated workout programs and commercial charge-offs taken during 2001. Certain industry sectors, including agriculture, had stabilized or improved from 2000. The increase in nonperforming residential mortgages and retail loans generally reflected changes in portfolio delinquencies and the national trends in unemployment and personal bankruptcies during 2001.
     The Company had $50.0 million and $18.2 million of restructured loans as of December 31, 2002 and 2001, respectively. Commitments to lend additional funds under restructured loans were $1.7 million and $3.7 million as of December 31, 2002 and 2001, respectively. Restructured loans performing under the restructured terms beyond a specific timeframe are reported as accruing. Of the Company’s total restructured loans at December 31, 2002, $1.4 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $426.4 million at December 31, 2002, compared with $462.9 million at December 31, 2001, and $385.2 million at December 31, 2000. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined slightly to .37 percent at December 31, 2002, compared with .40 percent at December 31, 2001.

38 U.S. Bancorp

Table 14	Nonperforming Assets (a)

	At December 31,

(Dollars in Millions)	2002	2001	2000	1999	1998

Commercial
Commercial	$760.4	$526.6	$470.4	$219.0	$230.4
Lease financing	166.7	180.8	70.5	31.5	17.7

Total commercial	927.1	707.4	540.9	250.5	248.1

Commercial real estate
Commercial mortgages	174.6	131.3	105.5	138.2	86.9
Construction and development	57.5	35.9	38.2	31.6	28.4

Total commercial real estate	232.1	167.2	143.7	169.8	115.3

Residential mortgages	52.0	79.1	56.9	72.8	98.7

Retail
Credit card	—	—	8.8	5.0	2.6
Retail leasing	1.0	6.5	—	.4	.5
Other retail	25.1	41.1	15.0	21.1	30.4

Total retail	26.1	47.6	23.8	26.5	33.5

Total nonperforming loans	1,237.3	1,001.3	765.3	519.6	495.6

Other real estate	59.5	43.8	61.1	40.0	35.1

Other assets	76.7	74.9	40.6	28.9	16.9

Total nonperforming assets	$1,373.5	$1,120.0	$867.0	$588.5	$547.6

Restructured loans accruing interest (b)	$1.4	$—	$—	$—	$—
Accruing loans 90 days or more past due (c)	$426.4	$462.9	$385.2	$248.6	$252.9
Nonperforming loans to total loans	1.06%	.88%	.63%	.46%	.46%
Nonperforming assets to total loans plus other real estate	1.18%	.98%	.71%	.52%	.51%
Net interest lost on nonperforming loans	$65.4	$63.0	$50.8	$29.5	$21.3

Delinquent Loan Ratios

	At December 31,

(as a percent of ending loan balances)	2002	2001	2000	1999	1998
90 days or more past due excluding nonperforming loans

Commercial
Commercial	.14%	.14%	.11%	.05%	.08%
Lease financing	.10	.45	.02	—	.03

Total commercial	.14	.18	.10	.05	.07

Commercial real estate
Commercial mortgages	.03	.03	.07	.08	.06
Construction and development	.07	.02	.03	.05	.06

Total commercial real estate	.04	.02	.06	.07	.06

Residential mortgages	.90	.78	.62	.42	.52

Retail
Credit card	2.09	2.18	1.70	1.23	1.02
Retail leasing	.19	.11	.20	.12	.10
Other retail	.54	.74	.62	.41	.36

Total retail	.72	.90	.76	.53	.45

Total loans	.37%	.40%	.31%	.22%	.24%

	At December 31,
90 days or more past due including nonperforming
loans	2002	2001	2000	1999	1998

Commercial	2.35	1.71	1.13	.59	.68
Commercial real estate	.90	.68	.60	.74	.59
Residential mortgages	1.44	1.79	1.23	.99	1.17
Retail	.79	1.03	.83	.62	.57

Total loans	1.43%	1.28%	.94%	.68%	.70%

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

U.S. Bancorp  39

Residential mortgages 30 to 89 days or more past due were 2.85 percent of the total residential mortgage portfolio at December 31, 2002, compared with 3.40 percent at December 31, 2001, and 2.93 percent at December 31, 2000. Residential mortgages 90 days or more past due totaled 1.44 percent at December 31, 2002, compared with 1.79 percent at December 31, 2001, and 1.23 percent at December 31, 2000. The improvement in 2002 reflects, in part, the mix of first-lien home equity loans originated through the Company’s consumer finance division. Retail loans 30 to 89 days or more past due were 2.46 percent of the total retail portfolio at December 31, 2002, compared with 3.30 percent at December 31, 2001, and 2.96 percent at December 31, 2000. The percentage of retail loans 90 days or more past due was .79 percent of total retail loans at December 31, 2002, compared with 1.03 percent at December 31, 2001, and ..83 percent at December 31, 2000. The improvement in retail loan delinquencies from December 31, 2001, to December 31, 2002, primarily reflected the risk management actions, stabilization and improvement in collection efforts resulting from the successful completion of the integration efforts. The increase in retail loan delinquencies from December 31, 2000, to December 31, 2001, was primarily related to the credit card, home equity and revolving credit line portfolios and reflected the economic slowdown and unemployment trends during 2001.

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans and related off-balance sheet items, recent loss experience and other factors, including regulatory guidance and economic conditions.

     At December 31, 2002, the allowance for credit losses was $2.4 billion (2.08 percent of loans). This compares with an allowance of $2.5 billion (2.15 percent of loans) at December 31, 2001, and $1.8 billion (1.46 percent of loans) at December 31, 2000. The ratio of the allowance for credit losses to nonperforming loans was 196 percent at year-end 2002, compared with 245 percent at year-end 2001 and 233 percent at year-end 2000. The ratio of the allowance for credit losses to loan net charge-offs was 176 percent at year-end 2002, compared with 159 percent at year-end 2001 and 216 percent at year-end 2000.
     Management determined that the allowance for credit losses was adequate at December 31, 2002.
     Several factors were taken into consideration in evaluating the 2002 allowance for credit losses, including changes in the risk profile of the portfolios, extent of loan net charge-offs during the period, the increasing trend in nonperforming assets, the slight decline in accruing loans 90 days past due and the improvement in retail delinquencies. Management also considered changes in economic trends including corporate earnings, unemployment rates, bankruptcies and economic growth since December 31, 2001. The increase in the allowance for credit losses in 2001 reflected the impact of continued weakening of the economy and related deterioration in certain sectors of the Company’s credit portfolio. During 2001, the allowance for credit losses was impacted by several factors, including merger and restructuring-related credit actions and management’s extensive review of the commercial loan portfolio in light of economic conditions. The level of the allowance was also impacted by risk rating changes by regulators of shared national credits agented by other banks, Company-specific portfolio trends discussed previously, and the transfer of the unsecured small business product portfolio to loans held for sale. It also reflected management’s recognition that the economic slowdown had accelerated and may be more prolonged as a result of world events that occurred in the third quarter of 2001.
     Management determines the amount of allowance that is required for specific loan categories based on relative risk characteristics of the loan portfolio. Table 16 shows the amount of the allowance for credit losses by loan category. The allowance recorded for commercial loans is based on a regular review of individual credit relationships. The Company’s risk rating process is an integral component of the methodology utilized in determining the allowance for credit losses. An analysis of the migration of commercial and commercial real estate loans and actual loss experience throughout the business cycle is also conducted quarterly to assess reserves established for credits with similar risk characteristics. An allowance is established for pools of commercial and commercial real estate loans based on the risk ratings assigned. The amount is supported by the results of the migration analysis that considers historical loss experience by risk rating, as well as current and historical economic conditions and industry risk factors. The Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established for impaired loans. The allowance established for commercial and commercial real estate loan portfolios, including impaired commercial and commercial real estate loans, was $1,090.4 million at December 31, 2002, compared with $1,428.6 million and $496.9 million at

40 U.S. Bancorp

Table 15	Summary of Allowance for Credit Losses

(Dollars in Millions)	2002	2001	2000	1999	1998

Balance at beginning of year	$2,457.3	$1,786.9	$1,710.3	$1,705.7	$1,665.8

Charge-offs
Commercial
Commercial	559.2	779.0	319.8	250.1	*
Lease financing	188.8	144.4	27.9	12.4	*

Total commercial	748.0	923.4	347.7	262.5	202.3
Commercial real estate
Commercial mortgages	40.9	49.5	15.8	19.1	*
Construction and development	8.8	12.6	10.3	2.6	*

Total commercial real estate	49.7	62.1	26.1	21.7	23.6
Residential mortgages	23.1	15.8	13.7	16.2	14.4
Retail
Credit card	304.9	294.1	235.8	220.2	223.9
Retail leasing	45.2	34.2	14.8	6.2	*
Home equity and second mortgages	107.9	112.7	*	*	*
Other retail	311.9	329.1	379.5	376.0	*

Total retail	769.9	770.1	630.1	602.4	533.4

Total charge-offs	1,590.7	1,771.4	1,017.6	902.8	773.7

Recoveries
Commercial
Commercial	67.4	60.6	64.0	84.8	*
Lease financing	39.9	30.4	7.2	4.0	*

Total commercial	107.3	91.0	71.2	88.8	81.9
Commercial real estate
Commercial mortgages	9.1	9.1	10.8	15.1	*
Construction and development	1.4	.8	2.6	1.0	*

Total commercial real estate	10.5	9.9	13.4	16.1	31.0
Residential mortgages	4.0	3.2	1.3	1.4	3.0
Retail
Credit card	24.6	23.4	27.5	34.6	36.9
Retail leasing	6.3	4.5	2.0	1.1	*
Home equity and second mortgages	10.6	12.9	*	*	*
Other retail	54.4	80.0	76.8	88.2	*

Total retail	95.9	120.8	106.3	123.9	112.6

Total recoveries	217.7	224.9	192.2	230.2	228.5

Net Charge-offs
Commercial
Commercial	491.8	718.4	255.8	165.3	*
Lease financing	148.9	114.0	20.7	8.4	*

Total commercial	640.7	832.4	276.5	173.7	120.4
Commercial real estate
Commercial mortgages	31.8	40.4	5.0	4.0	*
Construction and development	7.4	11.8	7.7	1.6	*

Total commercial real estate	39.2	52.2	12.7	5.6	(7.4)
Residential mortgages	19.1	12.6	12.4	14.8	11.4
Retail
Credit card	280.3	270.7	208.3	185.6	187.0
Retail leasing	38.9	29.7	12.8	5.1	*
Home equity and second mortgages	97.3	99.8	*	*	*
Other retail	257.5	249.1	302.7	287.8	*

Total retail	674.0	649.3	523.8	478.5	420.8

Total net charge-offs	1,373.0	1,546.5	825.4	672.6	545.2

Provision for credit losses	1,349.0	2,528.8	828.0	646.0	491.3
Losses from loan sales/transfers (a)	—	(329.3)	—	—	—
Acquisitions and other changes	(11.3)	17.4	74.0	31.2	93.8

Balance at end of year	$2,422.0	$2,457.3	$1,786.9	$1,710.3	$1,705.7

Allowance as a percent of
Period-end loans	2.08%	2.15%	1.46%	1.51%	1.59%
Nonperforming loans	196	245	233	329	344
Nonperforming assets	176	219	206	291	312
Net charge-offs (a)	176	159	216	254	313

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of the transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses is reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,875.8 million for the year ended 2001. Additionally, the allowance as a percent of net charge-offs would have been 131 percent for the year ended December 31, 2001.
*	Information not available

U.S. Bancorp  41

December 31, 2001 and 2000, respectively. The decline in the allowance for commercial and commercial real estate loans reflected a reduction of $93.7 million related to a change in the volume of commercial and commercial real estate portfolios and mix of the risk ratings within the portfolio. The remaining decline of $244.3 million reflected improvements in loss severity rates determined from historical migration analysis. Although the Company’s level of commercial and commercial real estate loans in higher risk loan categories declined approximately 11 percent, the level of nonperforming loans continued at elevated levels and increased by 22.6 percent in 2002. The change from year-end 2000 to year-end 2001 reflected higher levels of nonperforming loans, increased loss severity reflected in the historical migration, increased sector risk in certain industries and deterioration in credit risk ratings compared with 2000.

     The allowance recorded for the residential mortgages and retail loan portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous category or group of loans. Based on this information and analysis, an allowance was established approximating a rolling twelve-month estimate of net charge-offs. The allowance established for residential mortgages was $34.2 million at December 31, 2002, compared with $21.9 million and $11.6 million at December 31, 2001 and 2000, respectively. The increase in allowance for the residential mortgage portfolio primarily reflected the growth of the portfolio, a higher percentage of first-lien home equity loans originated by the Company’s Consumer Finance division that tend to have slightly higher loss ratios and the impact of the continued downturn in economic conditions. The allowance established for retail loans was $699.7 million at December 31, 2002, compared with $705.3 million and $650.8 million at December 31, 2001 and 2000, respectively. The slight decrease in the allowance for the retail portfolio in 2002 primarily reflected an improvement in the credit quality and delinquency trends of the credit card portfolio, offset by the impact of higher unemployment and continued softness in economic conditions. The increase in the allowance established for retail loans in 2001 was due to an increase in net loss ratios caused by deteriorating economic conditions.
     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolios. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the

Table 16	Elements of the Allowance for Credit Losses (a)

	Allowance Amount					Allowance as a Percent of Loans

December 31 (Dollars in Millions)	2002	2001	2000	1999	1998	2002	2001	2000	1999	1998

Commercial
Commercial	$776.4	$1,068.1	$418.8	$408.3	$343.7	2.12%	2.64%	.89%	.97%	.91%
Lease financing	107.6	107.5	17.7	20.2	21.5	2.01	1.84	.31	.53	.65

Total commercial	884.0	1,175.6	436.5	428.5	365.2	2.11	2.54	.83	.93	.89

Commercial real estate
Commercial mortgages	152.9	176.6	42.7	110.4	105.2	.75	.94	.22	.59	.63
Construction and development	53.5	76.4	17.7	22.5	25.9	.82	1.16	.25	.35	.50

Total commercial real estate	206.4	253.0	60.4	132.9	131.1	.77	1.00	.23	.53	.60

Residential mortgages	34.2	21.9	11.6	18.6	27.2	.35	.28	.12	.15	.18

Retail
Credit card	272.4	295.2	265.6	320.8	304.3	4.81	5.01	4.42	6.41	6.27
Retail leasing	44.0	38.7	27.2	18.6	6.5	.77	.79	.65	.88	.40
Home equity and second mortgages	114.7	88.6	107.7	*	*	.85	.72	.90	*	*
Other retail	268.6	282.8	250.3	389.2	365.6	2.10	2.39	2.16	1.74	1.62

Total retail	699.7	705.3	650.8	728.6	676.4	1.86	2.02	1.93	2.47	2.32

Total allocated allowance	1,824.3	2,155.8	1,159.3	1,308.6	1,199.9	1.57	1.89	.95	1.16	1.12
Available for other factors	597.7	301.5	627.6	401.7	505.8	.51	.26	.51	.35	.47

Total allowance	$2,422.0	$2,457.3	$1,786.9	$1,710.3	$1,705.7	2.08%	2.15%	1.46%	1.51%	1.59%

(a)	During 2001, the Company changed its methodology for determining the specific allowance for elements of the loan portfolio. Table 16 has been restated for 2000. Due to the Company’s inability to gather historical loss data on a combined basis for 1998 and 1999, the methodologies and amounts assigned to each element of the loan portfolio for these years have not been conformed. Utilizing the prior methods, the total assigned to the allocated allowance for 2000 was $1,397.3 million and the allowance available for other factors portion was $389.6 million. Refer to paragraph four in the section captioned “Analysis and Determination of Allowance for Credit Losses.”

*	Information not available

42 U.S. Bancorp

interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses based on statistical analyses and management judgment, and maintains an “allowance for other factors” that is not allocated to a specific loan category. The amount of the allowance available for other factors was $597.7 million at December 31, 2002, compared with $301.5 million at December 31, 2001, and $627.6 million at December 31, 2000.
     Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is, in part, due to a lagging effect between changes in the business cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans, and the timing of charge-offs and recoveries. In late 2000, management identified a slowdown in the business cycle, deteriorating portfolio trends and other adverse factors relative to credit quality. At the beginning of a downward business cycle, the accuracy of risk ratings, migration loss ratios and available information of customers often does not fully reflect the impact of various leading economic indicators. In 2001, management conducted extensive reviews of its portfolios and enhanced its commercial migration methods to better differentiate and weight loss severity ratios by risk rating category to reflect the adverse impact of loss experienced in 2001. The $326.1 million decrease in the allowance for other factors in 2001 reflected the impact of that change in loss severity ratios, which led the Company to increase the allowance established for commercial loans. In 2002, the Company reduced the level of higher risk commercial credits and net charge-off ratios improved by 20 basis points from a year ago. As a result, loss severity rates determined through historical migration analysis had improved somewhat relative to 2001. This led the Company to reduce the level of the allowance specifically allocated to commercial loans; however, nonperforming assets continued to remain at elevated levels, economic growth continued to be soft and the ability to further reduce higher risk credits had diminished as refinancing opportunities had tightened. As such, volatility of loss rates remained higher relative to prior periods and management increased the level of the allowance for other factors. At December 31, 2002, quantifiable factors supporting the level of the allowance for other factors included $15 million related to imprecision in risk ratings, $290 million for volatility of commercial loss rates, $100 million for volatility of retail loss forecasts and $30 million for uncollectible interest and fees on credit card receivables. The remaining allowance for other factors was primarily related to uncertainty in the economic outlook, concentration risk, and other qualitative factors.
     Although the Company determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the recorded amounts. The Company’s methodology included several factors intended to minimize the differences in recorded and actual losses. These factors allowed the Company to adjust its estimate of losses based on the most recent information available. Refer to Note 1 of the Notes to Consolidated Financial Statements for accounting policies related to the allowance for credit losses.

Residual Risk Management The Company manages its risk to changes in the value of lease residual assets through disciplined residual setting and valuation at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale; and, b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds if, in the aggregate, there is a net loss for such period. To reduce the risk associated with collecting insurance claims, the

U.S. Bancorp  43

Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.
     Included in the retail leasing portfolio was approximately $3.2 billion of retail leasing residuals at December 31, 2002, compared with $2.8 billion at December 31, 2001. The Company monitors concentrations of leases by manufacturer and vehicle “make and model.” At year-end 2002, no vehicle-type concentration exceeded five percent of the aggregate portfolio. Because retail residual valuations tend to be less volatile for longer-term leases, relative to the estimated residual at inception of the lease, the Company actively manages lease origination production to achieve a longer-term portfolio. At December 31, 2002, the weighted-average term of the portfolio was 52 months. Since 1998, the used vehicle market has experienced a decline in used car prices. Several factors have contributed to this deflationary cycle. Aggressive leasing programs by automobile manufacturers and competitors within the banking industry included a marketing focus on monthly lease payments, enhanced residuals at lease inception, shorter-term leases and low mileage leases. These practices have created a cyclical oversupply of certain off-lease vehicles causing significant declines in used vehicle prices. Automobile manufacturers and others have retreated somewhat from these marketing programs or exited the leasing business. However, zero percent financing offered with rebates continued to exert pressure on used car pricing. Another factor impacting the used vehicle market has been the deflation in new vehicle prices. This trend has been driven by surplus automobile manufacturing capacity and related production and highly competitive sales programs. Economic factors are expected to moderate new car production. Production levels have continued to decline from record levels in 2000. Also, many Internet marketers failed or transformed into distribution channels of dealers rather than direct competitors. These trends are expected to abate the deflationary pricing pressures of the past few years. Another factor that has slowed the decline in residual values is the growth of “certified” used car programs. Certified cars are low mileage, newer model vehicles that have been inspected, reconditioned, and usually have a warranty program. The Company’s exposure to declining valuation should benefit from certified car programs that receive premium pricing from dealers at auction. In response to factors impacting used vehicle prices, the Company recognized a retail lease impairment of $9.5 million in 2002 and $40.0 million in 2001. Given the current economic environment, it is difficult to assess the timing and degree of changes in residual values that may impact financial results over the next several quarters.
     At December 31, 2002, the commercial leasing portfolio had $896 million of residuals, compared with $985 million at December 31, 2001. At year-end 2002, lease residuals related to railcars were 16 percent of the total residual portfolio. Trucks and other transportation equipment represented 31 percent of the aggregate portfolio, while aircraft and manufacturing were 13 percent and 9 percent, respectively. No other significant concentrations of more than 10 percent existed at December 31, 2002. In 2002, reduced airline travel and higher fuel costs adversely impacted aircraft and transportation equipment lease residual values. In 2002, the Company recognized $16.0 million in equipment leasing residual impairments primarily related to airline and railcar equipment. While not considered significant, continued economic stress in certain industries may further impact used equipment values into next year.

Operational Risk Management Operational risk represents the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

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
     The Company manages operational risk through a risk management framework and its internal control processes. The framework involves the business lines, corporate risk management personnel and executive management. Under this framework, business lines have direct and primary responsibility and accountability for identifying, controlling,

44 U.S. Bancorp

and monitoring operational risk. Clear structures and processes with defined responsibilities are in place. Business managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. Business managers ensure that the controls are appropriate and are implemented as designed.
     Each business line within the Company has designated risk managers. These risk managers are responsible, among other things, for coordinating the completion of ongoing risk assessments and ensuring that operational risk management is integrated into business decision-making activities. Business continuation and disaster recovery planning is also critical to effectively manage operational risks. Each mission critical business unit is required to develop, maintain and test these plans at least annually to ensure that recovery activities, if needed, can support mission critical functions including technology, networks and data centers supporting customer applications and business operations. The Company’s internal audit function validates the system of internal controls through risk-based, regular and ongoing audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.
     While the Company believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of a disaster.

Interest Rate Risk Management In the banking industry, a significant risk exists related to changes in interest rates. To minimize the volatility of net interest income and of the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee (“ALPC”) and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate risk exposure. The Company uses Net Interest Income Simulation Analysis and Market Value of Equity Modeling for measuring and analyzing consolidated interest rate risk.

Net Interest Income Simulation Analysis One of the primary tools used to measure interest rate risk and the effect of interest rate changes on rate sensitive income and net interest income is simulation analysis. The monthly analysis incorporates substantially all of the Company’s assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on rate sensitive income of a 300 basis point upward or downward gradual change of market interest rates over a one year period. The simulations also estimate the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve. These simulations include assumptions about how the balance sheet is likely to be affected by changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management’s outlook and repricing strategies. These assumptions are validated on a periodic basis. A sensitivity analysis is provided for key variables of the simulation. The results are reviewed by ALPC monthly and are used to guide hedging strategies. ALPC policy guidelines limit the estimated change in rate sensitive income to 5.0 percent of forecasted rate sensitive income over the succeeding 12 months.

     The table below summarizes the interest rate risk of net interest income and rate sensitive income. The interest rate risk position of the Company was more liability sensitive at December 31, 2002, than at December 31, 2001. The change in the rate risk position is primarily due to higher levels of fixed rate investment portfolio securities despite the gradual portfolio mix shift toward floating rate securities. The rate risk position of these assets is partially offset by higher levels of demand deposits. At December 31, 2002 and 2001, the Company was well within its policy guidelines.

Sensitivity of Net Interest Income and Rate Sensitive Income:

	2002					2001

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net Interest Income	.08%	(.34)%	*	%	(1.91)%	(.10)%	(.15)%	*	%	.10%
Rate Sensitive Income	.20%	(.55)%	*	%	(2.57)%	.24%	(.38)%	*	%	(.46)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

U.S. Bancorp  45

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the base case. Given the low level of current rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario was a 2.5 percent decrease at December 31, 2002, compared with a 6.6 percent decrease at December 31, 2001. ALPC reviews other down rate scenarios to evaluate the impact of falling rates. The down 100 basis point scenario was a 1.0 percent decrease at December 31, 2002, and a 1.8 percent increase at December 31, 2001. The overall sensitivity was relatively neutral.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis is provided to key variables of the valuation analysis. The results are reviewed by ALPC monthly and are used to guide hedging strategies. The results of the valuation analysis as of December 31, 2002, were well within policy guidelines.

Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage interest rate and prepayment risk and to accommodate the business requirements of its customers. To manage its interest rate risk, the Company may enter into interest rate swap agreements and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate caps protect against rising interest rates while interest rate floors protect against declining interest rates. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments.

     The Company actively trades foreign exchange contracts to meet customer business needs and acts as an intermediary for interest rate swaps and options on behalf of customers. The Company minimizes its market and liquidity risks by taking substantively similar offsetting positions. The Company does not utilize derivative instruments for speculative purposes.
     Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. The Company manages this risk through diversification of its derivative positions among various counterparties, requiring collateral to support certain credit exposures, entering into master netting agreements in certain cases, and having a portion of its derivatives in exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin and security deposit requirements, the credit risk is substantially reduced.
     Refer to Notes 1 and 21 of the Notes to Consolidated Financial Statements for significant accounting policies and additional information regarding the Company’s use of derivatives.
     Table 17 summarizes information on derivative positions as of December 31, 2002.

46 U.S. Bancorp

Table 17	Derivative Positions

Asset and Liability Management Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2002								Fair	Maturity
(Dollars in Millions)	2003	2004	2005	2006	2007	Thereafter	Total	Value	in Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$606	$473	$1,761	$5,320	$5,670	$5,900	$19,730	$1,555	6.67
Weighted-average
Receive rate	6.02%	6.86%	5.50%	3.54%	4.59%	6.51%	5.06%
Pay rate	1.51	1.48	1.57	1.42	1.44	1.88	1.58
Pay fixed/receive floating swaps
Notional amount	$2,200	$2,050	$365	$—	$—	$150	$4,765	$(117)	1.64
Weighted-average
Receive rate	1.42%	1.42%	1.77%	—	—	1.31%	1.45%
Pay rate	2.74	3.81	4.28	—	—	4.47	3.34
Futures and forwards	$6,850	$—	$—	$—	$—	$—	$6,850	$(80)	.13
Options
Written	2,940	—	—	45	—	—	2,985	26	.13
Equity contracts	$—	$—	$5	$—	$—	$—	$5	$—	2.92

Customer-related Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2002								Fair	Maturity
(Dollars in Millions)	2003	2004	2005	2006	2007	Thereafter	Total	Value	in Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$715	$564	$652	$630	$502	$978	$4,041	$223	4.00
Pay fixed/receive floating swaps
Notional amount	700	564	652	630	502	978	4,026	(201)	3.98
Basis swaps	—	1	—	—	—	—	1	—	1.67
Options
Purchased	266	35	10	15	63	9	398	4	1.67
Written	261	35	10	15	63	9	393	(4)	1.75
Foreign exchange rate contracts
Swaps and forwards
Buy	$3,292	$14	$—	$—	$—	$—	$3,306	$213	.50
Sell	3,292	14	—	—	—	—	3,306	(212)	.50
Options
Purchased	199	—	—	—	—	—	199	8	.57
Written	199	—	—	—	—	—	199	(8)	.57

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. Business activities that contribute to market risk include, among other things, market making, underwriting, proprietary trading and foreign exchange positions. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities.

     VaR modeling of trading activities is subject to certain limitations. Additionally, it should be recognized that there are assumptions and estimates associated with VaR modeling and actual results could differ from those assumptions and estimates. The Company mitigates these uncertainties through regular monitoring of trading activities by management and other risk management practices including stop-loss and position limits related to its trading activities. Stress-test models are used to provide management with perspectives on market events that VaR models do not capture.
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40 million at December 31, 2002 and 2001. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline, broker-dealer activities (including equities,

U.S. Bancorp  47

fixed-income, and high-yield securities) and foreign exchange, as estimated by the VaR analysis, was $8.8 million at December 31, 2002, and $10.9 million at December 31, 2001.

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

     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. Monthly, ALPC reviews the Company’s ability to meet funding requirements due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various Federal Home Loan Banks that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman branch for issuing eurodollar time deposits. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short-and medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit.
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. The debt ratings noted in Table 18 reflect the rating agencies’ recognition of the strong, consistent financial performance of the Company and the quality of the balance sheet.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities.
     At December 31, 2002, parent company long-term debt outstanding was $5.7 billion, compared with $6.1 billion at December 31, 2001. The decrease in long-term debt in 2002 was driven by the issuance of $2.1 billion of fixed- and variable-rate medium-term notes, which was partially offset by medium-term note maturities of $1.2 billion and the repurchase on August 6, 2002, of $1.1 billion accreted value of the Company’s convertible senior notes. Total parent company debt scheduled to mature in 2003 is $1.5 billion. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $614 million at December 31, 2002. For further information, see Note 24 of the Notes to Consolidated Financial Statements.

Table 18	Debt Ratings

Standard &
At December 31, 2002	Moody’s	Poors	Fitch

U.S. Bancorp
Short-term borrowings			F1
Senior debt and medium-term notes	Aa3	A	A+
Subordinated debt	A1	A-	A
Preferred stock	A2	BBB+	A
Commercial paper	P-1	A-1	F1

U.S. Bank National Association
Short-term time deposits	P-1	A-1	F1+
Long-term time deposits	Aa2	A+	AA-
Bank notes	Aa2/P-1	A+/A-1	A+/F1+
Subordinated debt	Aa3	A	A

48 U.S. Bancorp

     Refer to Table 19 for further information on contractual obligations.

Off-Balance Sheet Arrangements Asset securitization and conduits represent a source of funding the Company’s growth through off-balance sheet structures. The Company sponsors two off-balance sheet conduits to which it transfers high-grade assets: a commercial loan conduit and an investment securities conduit. These conduits are funded by issuing commercial paper. The commercial loan conduit holds primarily high credit quality commercial loans and held assets of $4.2 billion at December 31, 2002, and $6.9 billion in assets at December 31, 2001. The investment securities conduit holds high-grade investment securities and held assets of $9.5 billion at December 31, 2002, and $9.8 billion in assets at December 31, 2001. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated mono-line insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The commercial loan conduit had commercial paper liabilities of $4.2 billion at December 31, 2002, and $6.9 billion at December 31, 2001. The investment securities conduit had commercial paper liabilities of $9.5 billion at December 31, 2002, and $9.8 billion at December 31, 2001. The Company benefits by transferring commercial loans and investment securities into conduits that provide diversification of funding sources in a capital-efficient manner and generate income.

     The Company provides liquidity facilities to both conduits. In addition, the Company retains the credit risk of the loans transferred to the commercial loan conduit through a credit enhancement agreement. Utilization of the liquidity facilities would be triggered by the conduits’ inability to issue commercial paper to fund their assets. The credit enhancement provided to the commercial loan conduit represents a recourse obligation under which the Company would be required to repurchase loans sold to the conduit if certain credit-related events of the underlying assets occur. The recorded fair value of the Company’s liability for the recourse obligation and for both liquidity facilities was $56.1 million at December 31, 2002, and was included in other liabilities. Changes in fair value of these liabilities are recorded in the income statement as other income or expense. In addition, the Company recorded at fair value its retained residual interest in both the commercial loan and investment securities conduits of $28.6 million and of $93.4 million, respectively, at December 31, 2002. The Company recorded revenue of $132.2 million from the conduits in 2002 and $132.7 million in 2001, including fees for servicing, management, administration and accretion income from retained interests.
     At December 31, 2002, the Company had two asset-backed securitizations to fund indirect automobile loans and an unsecured small business credit product. The indirect automobile securitization held $156.1 million in assets at December 31, 2002, compared with $431.5 million at December 31, 2001. The Company recognized income from an interest-only strip and servicing fees from this securitization of $2.8 million during 2002 and $6.1 million during 2001. The indirect automobile securitization held average assets of $276.9 million in 2002 and $655.3 million in 2001. In January 2003, the Company exercised a cleanup call option on the indirect automobile loan securitization. The remaining assets from the securitization were recorded on the Company’s balance sheet at fair value.
     The unsecured small business credit securitization held $652.4 million in assets at December 31, 2002, of which the Company retained $150.1 million of subordinated securities, transferor’s interests of $16.3 million and a residual interest-only strip of $53.3 million. This compared with $750.0 million in assets at December 31, 2001, of which the Company retained $175.3 million of subordinated securities, transferor’s interests of $18.8 million and a residual interest-only strip of $57.3 million. The qualifying special purpose entity issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities,

Table 19	Contractual Obligations

		Over One	Over Three
	One Year	Through	Through	Over Five
(Dollars in Millions)	or Less	Three Years	Five Years	Years

Contractual Obligations
Deposits	$106,866	$5,658	$2,979	$31
Short-term debt	7,806	—	—	—
Long-term debt	7,937	13,231	1,779	5,641
Trust preferred securities	—	—	—	2,994
Capital leases	9	15	13	45
Operating leases	358	349	421	503

U.S. Bancorp  49

an interest-only strip and servicing fees from this securitization of $52.8 million in 2002 and $5.2 million in 2001. The unsecured small business credit securitization held average assets of $700.6 million in 2002 and $123.0 million in 2001.
     The corporate and purchasing card securitization matured in February 2002. At maturity, $420.0 million of receivables were transferred from the trust to the Company and recorded at fair value at that time. The Company recognized servicing income of $.5 million in 2002 and $4.2 million in 2001 from this securitization.
     During 2002, the Company securitized $144.4 million of highly rated fixed rate municipal bonds. Each municipal bond is sold into a separate trust that is funded by variable rate certificates that reprice weekly. The Company retains a residual interest in each structure that is accounted for as a trading asset and is recorded at fair value. The purpose of the arrangements is to meet our customer demands for variable rate tax-free investments. Income and cash flows from these structures were not significant in 2002.
     With respect to real estate and certain equipment, the Company enters into capital or operating leases to meet its business requirements. Certain operating lease arrangements involve third-party lessors that acquire these business assets through leveraged financing structures commonly referred to as “synthetic leases.” At December 31, 2002, synthetic lease structures held real estate assets of $434.5 million and equipment assets of $45.5 million, compared with $372.7 million and $41.6 million, respectively, at December 31, 2001. The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price. The maximum end-of-term guarantee, if the fair value of the assets is less than the purchase price, was $403.0 million at December 31, 2002, and $346.3 million at December 31, 2001. The Company performs an evaluation for possible declines in fair value of these assets on an annual basis and is not aware of any material declines in value of these assets.
     Credit, liquidity, operational and legal structural risks exist due to the nature and complexity of asset securitizations and other off-balance sheet structures. ALPC regularly monitors the performance of each off-balance sheet structure in an effort to minimize these risks and ensure compliance with the requirements of the structures. The Company utilizes its credit risk management systems to evaluate the credit quality of underlying assets and regularly forecasts cash flows to evaluate any potential impairment of retained interests. Also, regulatory guidelines require consideration of asset securitizations in the determination of risk-based capital ratios. The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources.
     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. The Company is in the process of determining whether its off-balance sheet structures are subject to the provisions of FIN 46. Because the loan and investment conduits and the asset-backed securitizations are qualified special purpose entities (“QSPEs”), which are exempted from consolidation, the Company does not believe the QSPE structures will require consolidation in its financial statements. The Company believes it is reasonably possible that synthetic leases will be consolidated under the provisions of FIN 46. At this time, the Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements.

CAPITAL MANAGEMENT

The Company is committed to managing capital for shareholder benefit while providing sound protection to its depositors and to its creditors. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $18.1 billion at December 31, 2002, compared with $16.5 billion at December 31, 2001. The increase was primarily the result of corporate earnings, including merger and restructuring-related items, offset by dividends, share buybacks, the effect of a change in accounting principles and acquisitions.

     On March 12, 2002, the Company increased its dividend rate per common share by 4.0 percent, from $.1875 per quarter to $.1950 per quarter. On February 27, 2001, the Company increased its dividend rate per common share by 15.4 percent, from $.1625 per quarter to $.1875 per quarter. Excluding merger and restructuring-related charges, the dividend payout ratio for 2002 decreased to 42.5 percent, compared with a payout ratio of 57.0 percent in 2001.
     On July 17, 2001, the Company’s Board of Directors authorized the repurchase of up to 56.4 million shares of the Company’s common stock in connection with the July 24, 2001 acquisition of NOVA. During 2001, the Company repurchased 19.7 million shares of common stock in both public and private transactions in connection with

50 U.S. Bancorp

this authorization. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of common stock through 2003. During the first quarter of 2002, the Company repurchased 40.0 million shares of common stock in both public and private transactions related to these authorizations, completing the July 17, 2001 authorization. In 2002, the Company purchased 5.2 million shares of common stock under the December 2001 plan. There are approximately 91.5 million shares remaining to be purchased under this authorization. For a complete analysis of activities impacting shareholders’ equity and capital management programs, refer to Note 16 of the Notes to Consolidated Financial Statements.
     Banking regulators define minimum capital requirements for banks and financial services holding companies. These requirements are expressed in the form of a minimum tier 1 capital ratio, total risk-based capital ratio, and tier 1 leverage ratio. The minimum required level for these ratios is 4.0 percent, 8.0 percent, and 4.0 percent, respectively. The Company targets its regulatory capital levels, at both the bank and bank holding company level, to exceed the “well capitalized” threshold for these ratios of 6.0 percent, 10.0 percent, and 5.0 percent, respectively. As of December 31, 2002, the Company’s tier 1 capital, total risk-based capital, and tier 1 leverage ratio were 7.8 percent, 12.2 percent, and 7.5 percent, respectively. These ratios compare to 7.7 percent, 11.7 percent, and 7.7 percent, respectively, as of December 31, 2001. The increase in the total risk-based capital ratio was primarily related to the issuance of $1.0 billion of subordinated debt in 2002. All regulatory ratios, at both the bank and bank holding company level, continue to be in excess of stated “well capitalized” requirements. Table 20 provides a summary of tier 1 and total risk-based capital ratios as of December 31, 2002, and 2001, as defined by the regulatory agencies.
     The Company uses tangible common equity expressed as a percent of tangible common assets as an additional measure of its capital. At December 31, 2002, the Company’s tangible common equity ratio was 5.6 percent, compared with 5.7 percent at year-end 2001.

FOURTH QUARTER SUMMARY

In the fourth quarter of 2002, the Company had net income of $849.8 million ($.44 per diluted share), compared with $695.4 million ($.36 per diluted share) in the fourth quarter of 2001. The Company reported operating earnings (net income excluding merger and restructuring-related items) of $920.1 million ($.48 per diluted share) in the fourth quarter of 2002, compared with operating earnings of $785.2 million ($.40 per diluted share) in the fourth quarter of 2001. The Company’s results for the fourth quarter of 2002 improved over the same period of 2001, primarily due to strong growth in consumer banking and payment services revenue, offset somewhat by lower investment banking activity. The fourth quarter of 2002 results included $152.7 million of significant income items, which were

Table 20	Regulatory Capital Ratios

At December 31 (Dollars in Millions)	2002	2001

U.S. Bancorp
Tangible common equity	$9,489	$9,374
As a percent of tangible assets	5.6%	5.7%
Tier 1 capital	$12,606	$12,488
As a percent of risk-weighted assets	7.8%	7.7%
As a percent of adjusted quarterly average assets (leverage ratio)	7.5%	7.7%
Total risk-based capital	$19,753	$19,148
As a percent of risk-weighted assets	12.2%	11.7%
Bank Subsidiaries (a)
U.S. Bank National Association
Tier 1 capital	6.7%	7.5%
Total risk-based capital	10.8	11.8
Leverage	6.7	7.7
U.S. Bank National Association ND
Tier 1 capital	13.4%	18.1%
Total risk-based capital	18.9	23.1
Leverage	12.1	17.9
Bank Regulatory Capital Requirements	Minimum	Well- Capitalized

Tier 1 capital	4%	6%
Total risk-based capital	8	10
Leverage	4	5

(a)	These balances and ratios were prepared in accordance with regulatory accounting principles as disclosed in the subsidiaries’ regulatory reports.

U.S. Bancorp  51

offset by $161.0 million of noteworthy expense items and asset write-downs. Notable favorable items in the fourth quarter included gains on the sale of securities of $106.2 million, an increase of $84.2 million over the fourth quarter of 2001, and a $46.5 million gain on the sale of a co-branded credit card portfolio. Offsetting these favorable items were the recognition of $54.1 million of MSR impairment, an increase of $26.8 million over the fourth quarter of 2001, a $50.0 million litigation charge, including investment banking regulatory matters at Piper, incremental personnel costs of $31.4 million for rationalizing the Company’s post-integration technology, operations, and support functions, and a $25.5 million leasing residual impairment.
     Fourth quarter net interest income, on a taxable-equivalent basis, was $1,775.0 million, compared with $1,674.2 million in the fourth quarter of 2001. Average earning assets for the fourth quarter of 2002 increased over the fourth quarter of 2001 by $6.9 million (4.7 percent), primarily driven by increases in the investment portfolio, loans held for sale and retail loan growth, partially offset by a decline in commercial and commercial real estate loans. The net interest margin in the fourth quarter of 2002 was 4.63 percent, compared with 4.57 percent in the fourth quarter of 2001. The improvement in the net interest margin in the fourth quarter of 2002 over the fourth quarter of 2001 reflected higher net free funds, the funding benefits of the declining interest rate environment, a more favorable funding mix and improving spreads due to product repricing dynamics, and a shift in mix toward retail loans, partially offset by lower yields on the investment portfolio.
     The provision for credit losses for the fourth quarter of 2002 was $349.0 million, an increase of $83.2 million over the fourth quarter of 2001. This higher level of provision for credit losses reflected an increase in nonperforming assets and net charge-offs year-over-year reflecting continued weakness in certain industry sectors and the impact of the weak economy on highly leveraged enterprise value financings.
     Fourth quarter 2002 noninterest income was $1,546.1 million, an increase of $211.9 million (15.9 percent) over the same quarter of 2001. The growth in noninterest income over the fourth quarter of 2001 was driven by net securities gains, growth in core banking product revenues of $60.8 million (4.6 percent), a $46.5 million gain on the sale of a co-branded credit card portfolio, a reduction in equity investment losses of $29.0 million relative to the fourth quarter of 2001, and acquisitions, including Leader and the Bay View branches, which contributed approximately $18.3 million of the

Table 21	Fourth Quarter Summary

Financial Results and Ratios on an Operating Basis (a)

	Three Months Ended
	December 31,

(Dollars in Millions)	2002	2001

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,775.0	$1,674.2
Noninterest income	1,439.9	1,312.2
Securities gains, net	106.2	22.0

Total net revenue	3,321.1	3,008.4
Noninterest expense	1,551.2	1,503.9
Provision for credit losses	349.0	265.8

Income before taxes and merger and restructuring-related items	1,420.9	1,238.7
Taxable-equivalent adjustment	9.2	9.9
Income taxes	491.6	443.6

Operating earnings	920.1	785.2
Merger and restructuring-related items (after-tax)	(70.3)	(89.8)

Net income in accordance with GAAP	$849.8	$695.4

Financial Ratios
Return on average assets	2.05%	1.85%
Return on average equity	20.4	18.6
Efficiency ratio	48.3	50.4
Banking efficiency ratio (b)	44.1	46.6

(a)	The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before merger and restructuring-related items and cumulative effect of change in accounting principles referred to as “operating earnings.” Operating earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, the Company’s financial results excluding the impact of merger and restructuring- related items of specific business acquisitions and restructuring activities and cumulative effect of change in accounting principles. Operating earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating earnings may be significant and may not be comparable to other companies.
(b)	Without investment banking and brokerage activity.

52 U.S. Bancorp

favorable variance. Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue in the Payment Services line of business were higher in the fourth quarter of 2002, primarily reflecting growth in sales and card usage. Merchant processing services increased year-over-year, primarily due to higher charge volume, offset by slightly lower processing rates. Deposit service charges increased primarily due to fee enhancements and new accounts within the Consumer Banking line of business. Cash management fees revenue grew primarily due to growth in core business, product enhancements and lower earning credit rates to customers. Mortgage banking revenue was higher due to the acquisition of Leader in April 2002. Mortgage originations and sales and loan servicing revenue continued to be strong through the fourth quarter of 2002. Offsetting these favorable variances was a decline in capital markets-related revenue reflecting softness in the equity capital markets. Other fee income was higher in the fourth quarter of 2002 primarily due to gains on the sale of a co-branded credit card portfolio and a reduction in the level of equity investment losses relative to 2001.
     Fourth quarter of 2002 noninterest expense, before merger and restructuring-related charges, totaled $1,551.2 million, an increase of $47.3 million (3.1 percent) over the fourth quarter of 2001. The increase in expense year-over-year was primarily due to a $50.0 million litigation charge for investment banking regulatory matters at Piper, an increase in MSR impairment, the impact of recent acquisitions, including Leader and the branches of Bay View, and a charge for the realignment of the Company’s businesses post-integration. Offsetting these increases in expense were the impact of adopting new accounting standards related to business combinations and the amortization of intangibles, lower capital markets-related expense and lower core banking expenses, primarily the result of integration cost savings.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance.

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are not charged to the applicable business line. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. To enhance analysis of core business line results, the amortization of goodwill for all prior periods is reported within Treasury and Corporate Support. The provision for credit losses for each business unit is based on its net charge-offs adjusted for changes in the allowance for credit losses, reflecting improvement or deterioration in the risk profile of the business lines’ loan portfolios. The difference between the provision for credit losses determined in accordance with accounting principles generally accepted in the United States recognized by the Company on a consolidated basis and the provision recorded by the business lines is recorded in Treasury and Corporate Support. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Merger and restructuring-related charges and cumulative effects of changes in accounting principles are not identified by or allocated to lines of business. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as trust, asset management and capital markets, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory requirements.

     Designations, assignments and allocations may change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2002, certain organization and methodology changes were made and, accordingly,

U.S. Bancorp  53

2001 results were restated and presented on a comparable basis.
     The Company’s basis of financial presentation differed significantly in 2000 due to organizational changes in connection with the Firstar/USBM merger. Therefore, the presentation of comparative business line results for 2000 is not practical at this time.

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $1,372.7 million of the Company’s net operating earnings in 2002 and $708.4 million in 2001. The significant increase in operating earnings in 2002, compared with 2001 was primarily driven by a lower provision for credit losses.

     Total net revenue decreased 1.2 percent in 2002, compared with 2001. Net interest income, on a taxable-equivalent basis, decreased 6.7 percent, compared with 2001, as average loans declined $6.8 billion in 2002, compared with 2001. The impact of declining average loans on net interest income was offset somewhat by improving spreads and a decrease in the funding cost related to non-earning assets. The decrease in net interest income also reflected the adverse impact of declining interest rates on the funding benefits of customer deposits, partially offset by growth in average deposits of 23.6 percent in 2002, compared with 2001. Additionally, a decline in required capital for Wholesale Banking, driven by lower commercial loan balances and unfunded commitments, reduced the related earnings credit in 2002, compared with 2001. The decline in commercial loans was due in part to weak

Table 22	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Year Ended December 31 (Dollars in Millions)	2002	2001	Change	2002	2001	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,999.0	$2,141.8	(6.7)%	$3,295.7	$3,259.7	1.1%
Noninterest income	739.5	629.4	17.5	1,477.4	1,248.4	18.3

Total net revenue	2,738.5	2,771.2	(1.2)	4,773.1	4,508.1	5.9
Noninterest expense	395.9	394.5	.4	1,695.1	1,698.7	(.2)
Other intangible amortization	20.7	24.7	(16.2)	339.0	166.2	*
Goodwill amortization	—	—	—	—	—	—

Total noninterest expense	416.6	419.2	(.6)	2,034.1	1,864.9	9.1

Operating income	2,321.9	2,352.0	(1.3)	2,739.0	2,643.2	3.6
Provision for credit losses	163.9	1,238.4	(86.8)	428.6	550.9	(22.2)

Income before income taxes	2,158.0	1,113.6	93.8	2,310.4	2,092.3	10.4
Income taxes and taxable-equivalent adjustment	785.3	405.2	93.8	840.7	761.5	10.4

Operating earnings, before merger and restructuring-related items and cumulative effect of change in accounting principles	$1,372.7	$708.4	93.8	$1,469.7	$1,330.8	10.4

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles (after-tax)
Net income

Average Balance Sheet Data
Commercial	$31,699	$37,586	(15.7)%	$7,099	$8,278	(14.2)%
Commercial real estate	16,113	16,959	(5.0)	8,789	8,283	6.1
Residential mortgages	167	157	6.4	8,001	8,229	(2.8)
Retail	136	221	(38.5)	26,928	23,924	12.6

Total loans	48,115	54,923	(12.4)	50,817	48,714	4.3
Goodwill	1,331	1,384	(3.8)	1,787	1,724	3.7
Other intangible assets	127	157	(19.1)	945	678	39.4
Assets	54,580	62,024	(12.0)	59,287	56,906	4.2
Noninterest-bearing deposits	13,008	10,613	22.6	12,933	12,062	7.2
Savings products	5,563	4,125	34.9	35,790	34,466	3.8
Time deposits	2,591	2,386	8.6	22,609	26,864	(15.8)

Total deposits	21,162	17,124	23.6	71,332	73,392	(2.8)
Shareholders’ equity	$5,376	$6,117	(12.1)	$4,858	$4,848	.2

* Not meaningful

54 U.S. Bancorp

customer loan demand resulting from the current economic environment, in addition to the Company’s decisions in 2001 to tighten credit availability to certain types of lending, industries and customers, and reductions due to asset workout strategies. Also contributing to the decline were the transfers of high credit quality commercial loans to the loan conduit reducing average commercial loans by $721 million in 2002. Noninterest income increased 17.5 percent in 2002 to $739.5 million in 2002, reflecting core growth in cash management-related fees driven by lower earnings credit rates and new account growth, an increase in fee income related to the loan conduit and growth in commercial leasing income and international fee income.
     Noninterest expense was $416.6 million in 2002, compared with $419.2 million in 2001. The $2.6 million decrease was primarily due to the decline in personnel costs resulting from integration cost savings, in addition to lower intangible amortization costs, partially offset by increases in equipment financing related write-downs and loan workout expenses.
     During 2002 and 2001, the provision for credit losses was $163.9 million and $1,238.4 million, respectively. Included in 2001 was a significant charge taken after extensive reviews of the Company’s commercial loan portfolio in light of the world events that occurred in the third quarter of 2001, declining economic conditions, and company-specific trends. This action reflected management’s expectations at the time of a prolonged economic slowdown and recovery. In addition, net charge-offs were relatively higher in 2001 due to specific actions taken by management in response to changes in economic conditions. The

Private Client, Trust			Payment			Capital			Treasury and			Consolidated
and Asset Management			Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent			Percent
2002	2001	Change	2002	2001	Change	2002	2001	Change	2002	2001	Change	2002	2001	Change

$319.5	$317.0	.8%	$703.0	$619.5	13.5%	$27.5	$23.0	19.6%	$531.6	$62.0	* %	$6,876.3	$6,423.0	7.1%
875.9	878.2	(.3)	1,676.5	1,268.4	32.2	709.8	807.4	(12.1)	389.5	507.1	(23.2)	5,868.6	5,338.9	9.9

1,195.4	1,195.2	—	2,379.5	1,887.9	26.0	737.3	830.4	(11.2)	921.1	569.1	61.9	12,744.9	11,761.9	8.4
443.3	446.7	(.8)	637.8	523.7	21.8	735.6	768.5	(4.3)	1,471.8	1,297.2	13.5	5,379.5	5,129.3	4.9
31.1	30.6	1.6	161.0	55.7	*	—	—	—	1.2	1.2	—	553.0	278.4	98.6
—	—	—	—	—	—	—	—	—	—	251.1	*	—	251.1	*

474.4	477.3	(.6)	798.8	579.4	37.9	735.6	768.5	(4.3)	1,473.0	1,549.5	(4.9)	5,932.5	5,658.8	4.8

721.0	717.9	.4	1,580.7	1,308.5	20.8	1.7	61.9	(97.3)	(551.9)	(980.4)	43.7	6,812.4	6,103.1	11.6
18.4	25.4	(27.6)	444.4	488.9	(9.1)	(.1)	—	*	293.8	(157.0)	*	1,349.0	2,146.6	(37.2)

702.6	692.5	1.5	1,136.3	819.6	38.6	1.8	61.9	(97.1)	(845.7)	(823.4)	(2.7)	5,463.4	3,956.5	38.1
255.8	252.1	1.5	413.5	298.2	38.7	.7	22.5	(96.9)	(370.3)	(333.8)	(10.9)	1,925.7	1,405.7	37.0

$446.8	$440.4	1.5	$722.8	$521.4	38.6	$1.1	$39.4	(97.2)	$(475.4)	$(489.6)	2.9	3,537.7	2,550.8	38.7

												(211.3)	(844.3)

												(37.2)	—

												$3,289.2	$1,706.5

$1,829	$1,774	3.1%	$2,803	$2,584	8.5%	$228	$178	28.1%	$162	$(328)	* %	$43,820	$50,072	(12.5)%
585	577	1.4	—	—	—	—	—	—	236	262	(9.9)	25,723	26,081	(1.4)
234	182	28.6	—	—	—	—	—	—	10	8	25.0	8,412	8,576	(1.9)
2,082	1,882	10.6	7,303	7,381	(1.1)	—	—	—	52	40	30.0	36,501	33,448	9.1

4,730	4,415	7.1	10,106	9,965	1.4	228	178	28.1	460	(18)	*	114,456	118,177	(3.1)
290	289	.3	1,814	972	86.6	306	316	(3.2)	—	—	—	5,528	4,685	18.0
227	253	(10.3)	769	433	77.6	—	—	—	12	—	*	2,080	1,521	36.8
5,800	5,787	.2	13,396	11,851	13.0	3,042	3,019	.8	35,843	26,357	36.0	171,948	165,944	3.6
2,322	2,143	8.4	229	168	36.3	216	173	24.9	7	(50)	*	28,715	25,109	14.4
4,306	4,418	(2.5)	7	6	16.7	—	—	—	130	450	(71.1)	45,796	43,465	5.4
473	545	(13.2)	—	—	—	—	—	—	4,940	6,587	(25.0)	30,613	36,382	(15.9)

7,101	7,106	(.1)	236	174	35.6	216	173	24.9	5,077	6,987	(27.3)	105,124	104,956	.2
$1,342	$1,403	(4.3)	$3,224	$2,010	60.4	$642	$636	.9	$1,521	$1,187	28.1	$16,963	$16,201	4.7

U.S. Bancorp  55

improvement in provision for credit losses reflected a reduction in net charge-offs, the impact of reductions in total loan commitments and an improvement in the projected loss ratios for commercial loan risk rating categories that has occurred. These trends were attributable to the improvement in credit quality driven by the Company’s asset workout strategies, reductions in commitments to certain industries and customers and lower net charge-offs. Despite an improvement in risk ratings, nonperforming assets within the Wholesale Banking business line continues to be at elevated levels reflecting stress in several industry sectors increasing to $1.0 billion at December 31, 2002, from $738.7 million a year ago. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $1,469.7 million of the Company’s net operating earnings in 2002 and $1,330.8 million in 2001, a 10.4 percent increase.

     Total net revenue increased 5.9 percent from 2001. Fee-based revenue grew by 18.3 percent in 2002 while net interest income increased 1.1 percent in 2002. The increase in net interest income in 2002 was due to average loan growth, improved spreads on retail loans and residential real estate loans, slightly lower non-earning asset balances and growth in noninterest-bearing deposit balances and the related funding benefit. Partially offsetting the increase in net interest income was the impact of declining interest rates on the funding benefit of consumer deposits. The increase in average loan balances of 4.3 percent reflected core retail loan growth of 12.6 percent in 2002 offset by a decline of 4.1 percent in commercial and commercial real estate loans. The change in average deposits included core growth in noninterest-bearing, interest checking and savings account balances, offset by a reduction in balances associated with time deposits. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products. Fee-based revenue growth in 2002 was driven by increases in deposit service charge revenue, mortgage banking production and servicing revenue, investment product revenue, securities gains and lower end-of-term lease residual losses partially offset by lower trust and investment management fees. The growth in mortgage banking servicing and production revenue was partially attributable to the acquisition of Leader in the second quarter of 2002, which contributed $48.3 million in 2002, compared with 2001. The additional growth in mortgage banking servicing and production revenue, net interest income from higher average loans held for sale and the increase in securities gains offset the increased MSR impairments recognized in 2002.
     Noninterest expense was $2,034.1 million in 2002, compared with $1,864.9 million in 2001. The increase in noninterest expense in 2002 was attributable to the Leader acquisition of $34.5 million and recognition of higher MSR impairments in 2002 of $186.0 million, compared with $60.8 million in 2001, partially offset by expense control initiatives.
     The provision for credit losses decreased $122.3 million (22.2 percent) in 2002, compared with 2001. The decrease in the provision primarily reflected improvement in the Community Banking commercial loan portfolio, including lower net charge-offs, reductions in loan commitments and improvement in loss ratios on risk rated loan commitments. The change in the provision also reflected an improvement in retail loss ratios due to enhancements in collection efforts and lower delinquency levels.

Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody, and Fund Services, LLC. The business segment also offers investment management services to several client segments, including mutual funds, institutional customers, and private asset management. Private Client, Trust and Asset Management contributed $446.8 million of the Company’s net operating earnings in 2002, an increase of 1.5 percent, compared with 2001.

     Total net revenue was $1,195.4 million in 2002, essentially flat, compared with 2001. Net interest income increased .8 percent, compared with 2001. The increase in net interest income in 2002 is due to core growth of 10.6 percent in retail loans, and lower non-earning asset balances and related funding costs partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income decreased .3 percent, compared with 2001. Core account growth was approximately 2.3 percent in 2002 contributing $20.3 million. This growth was offset by a decrease in the value of assets under management driven by adverse capital market conditions relative to 2001. Noninterest expense decreased $2.9 million (.6 percent), compared with 2001 primarily attributable to a reduction in personnel costs.
     The provision for credit losses decreased $7.0 million (27.6 percent) in 2002, compared with the same period of a year ago. Net charges-offs were $1.4 million higher in 2002, compared with 2001. The improvement in the

56 U.S. Bancorp

provision for credit losses reflected lower projected loss ratios during 2002 based on recent experience as compared with 2001, as well as a reduction in commercial loan commitments in 2002 offset by the increase in net charge-offs.

Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $722.8 million of the Company’s net operating earnings in 2002, a 38.6 percent increase over 2001. The business unit’s financial results were, in part, driven by the impact of the NOVA acquisition completed during the third quarter of 2001.

     Total net revenue was $2,379.5 million in 2002, representing a 26.0 percent increase over 2001. Net interest income increased 13.5 percent, while fee-based income increased 32.2 percent over 2001. Excluding the impact of NOVA, total net revenue increased approximately 12.7 percent in 2002, compared with 2001 primarily due to growth in noninterest income of 16.2 percent. Net interest income, excluding NOVA, was up 7.3 percent in 2002, primarily due to an increase in average loans and lower funding costs on the noninterest-bearing corporate card loan portfolio. Noninterest income, excluding NOVA, was up 16.2 percent in 2002, primarily due to increases in credit and debit card revenue, corporate payment product revenue, ATM servicing revenues and the sales of two co-branded credit card portfolios.
     Total revenue growth was partially offset by an increase in noninterest expense of $219.4 million (37.9 percent), primarily due to the NOVA acquisition. Excluding the impact of the NOVA acquisition, noninterest expense for the segment was $8.1 million (2.1 percent) lower in 2002, compared with 2001, primarily due to personnel and other operating expense cost saves resulting from integration activities. The provision for credit losses decreased $44.5 million (9.1 percent), compared with 2001. The decrease in provision was primarily a reflection of the improvement in projected loss rates due to enhancements in collection efforts partially offset by an increase in net charge-offs of $24.7 million in 2002, compared with 2001.

Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices. Capital Markets contributed $1.1 million of the Company’s net operating earnings in 2002, a 97.2 percent decline, compared with 2001. The unfavorable variance in net operating income from 2001 was due to a decline in fees related to trading, investment product fees and commissions, investment banking fees and mark-to-market valuation adjustments reflecting the recent adverse capital markets conditions. Capital markets activities continued to experience weak sales volumes and lower levels of investment banking and merger and acquisition transactions. Management anticipates continued softness in sales activities and related revenue growth throughout the next several quarters. Also contributing to the unfavorable variances was a litigation charge, including a $25.0 million settlement for investment banking regulatory matters at Piper and a $7.5 million liability for funding independent analyst research for its customers. Given continued adverse market conditions, the Capital Markets line of business continued to realign its business activities in 2002 to improve its operating model and rationalize the distribution network.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances, and the change in residual allocations associated with the provision for loan losses. It also includes business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded net operating losses of $475.4 million in 2002, a 2.9 percent improvement, compared with 2001.

     During 2002, total net revenue was $921.1 million, compared with $569.1 million in 2001. The $352.0 million increase was primarily attributable to an increase in net interest income of $469.6 million. The increase in net interest income was primarily due to an increase in average investments of $6.9 billion from a year ago and the benefit of changes in the mix of funding during the declining rate environment. Noninterest income decreased $117.6 million in 2002 primarily due to a decline in securities gains of $97.6 million and a reduction in the level of equity investment losses relative to 2001.
     Noninterest expense was $1,473.0 million in 2002, compared with $1,549.5 million in 2001, a decrease of 4.9 percent. Adjusting for the adoption of SFAS 142 in 2002, noninterest expense excluding goodwill amortization increased by $174.6 million (13.4 percent) in 2002, compared with 2001. The increase was primarily the result of higher costs associated with corporate performance based compensation due to the improved Company performance in 2002, compared with 2001, in addition to personnel and related costs for post integration rationalization of technology, operations and support functions.
     The provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units and the

U.S. Bancorp  57

Company’s recorded provision determined in accordance with generally accepted accounting principles in the United States. The provision for credit losses reflected within the other business units is based on its net charge-offs adjusting for changes in the allowance for credit losses necessary to reflect improvement or deterioration in the risk profile of its specific loan portfolios. Historical loss factors are applied to commercial loan commitments stratified by risk rating plus the required amounts for homogeneous loan portfolios based on twelve month projected losses in computing the quarter end business unit allowance. The change in the managerial allowance for credit losses for the business units is reflected within the applicable business unit’s provision for credit losses. The provision for credit losses was a loss of $293.8 million in 2002, compared with a net recovery of $157.0 million in 2001. The increase in the provision for credit losses in 2002 over 2001 reflected the continued elevated levels of net charge-offs and nonperforming assets on a consolidated level, despite the improving mix of risk ratings in the other reportable business units. Improvements in the level of credit risk and mix of risk classifications within the portfolios of the other business units were driven by reductions in higher risk loan commitments due to the Company’s workout strategies. Refer to the “Corporate Risk Profile” section for further information on provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee.

     Significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. Those policies considered to be critical accounting policies are described below.

Allowance for Credit Losses The allowance for credit losses is established to provide for probable losses inherent in the Company’s credit portfolio. The methods utilized to estimate the allowance for credit losses, key assumptions and quantitative and qualitative information considered by management in determining the adequacy of the allowance for credit losses are discussed in the “Credit Risk Management” section.

     Management’s evaluation of the adequacy of the allowance for credit losses is the most critical of accounting estimates for a banking institution. It is a highly subjective process impacted by many factors as discussed throughout the Management’s Discussion and Analysis section of the Annual Report. Although risk management practices, methodologies and other tools are utilized to determine each element of the allowance, degrees of imprecision exist in these measurement tools due, in part, to subjective judgments involved and an inherent lagging of credit quality measurements relative to the stage of the business cycle. Even determining the stage of the business cycle is highly subjective. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considers the effect of imprecision and many other factors in determining the allowance for credit losses by establishing an “allowance for other factors” that is not specifically allocated to a category of loans. If not considered, inherent losses in the portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a bank.

58 U.S. Bancorp

     Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is, in part, due to the timing of the risk rating process in relation to changes in the business cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans, and the timing of charge-offs and recoveries. For example, the amount of loans within specific risk ratings may change, providing a leading indicator of improving credit quality, while nonperforming loans and net charge-offs continue at elevated levels. Because the allowance specifically allocated to commercial loans is primarily driven by risk ratings and loss ratios determined through migration analysis and historical performance, the amount of the allowance for commercial and commercial real estate loans might decline. However, it is likely that management would maintain an adequate allowance for credit losses by increasing the allowance for other factors at a stage in the business cycle that is uncertain and when nonperforming asset levels remain elevated. Management believes these conditions existed at December 31, 2002.
     Sensitivity analysis to the many factors impacting the allowance for credit losses is difficult. Some factors are quantifiable while other factors require qualitative judgment. Management conducts analysis with respect to the accuracy of risk ratings and the volatility of inherent loss rates applied to risk categories and utilizes the results of this analysis to determine retail loss projections. This analysis is then considered in determining the level of the allowance for credit losses. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.

Asset Impairment In the ordinary course of business, the Company evaluates the carrying value of its assets for potential impairment. Generally, potential impairment is determined based on a comparison of fair value to the carrying value. The determination of fair value can be highly subjective, especially for assets that are not actively traded or when market-based prices are not available. The Company estimates fair value based on the present value of estimated future cash flows. The initial valuation and subsequent impairment tests may require the use of significant management estimates. Additionally, determining the amount, if any, of an impairment may require an assessment of whether or not a decline in an asset’s estimated fair value below the recorded value is temporary in nature. While impairment assessments impact most asset categories, the following areas are considered to be critical accounting matters in relation to the financial statements.

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of, estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is less than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The changes in the fair value of MSRs at December 31, 2002, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $81 million and $145 million, respectively. An upward movement in interest rates at December 31, 2002, of 25 and 50 basis points would increase the value of the MSRs by approximately $88 million and $169 million, respectively. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

Goodwill and Other Intangibles The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future using a discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific

U.S. Bancorp  59

industry or market sector conditions. In determining the reasonableness of cash flow estimates, the Company reviews historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in its estimates. In assessing the fair value of reportable operating segments, the Company may consider other information to validate the reasonableness of its valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses and third-party assessments. Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

     There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

60 U.S. Bancorp

Responsibility for Financial
Statements of U.S. Bancorp

Responsibility for the financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of U.S. Bancorp. The Company believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and present fairly the substance of transactions based on the circumstances and management’s best estimates and judgment. All financial information throughout the Annual Report on Form 10-K is consistent with that in the financial statements.

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

The Company’s independent accountants, PricewaterhouseCoopers LLP, have been engaged to render an independent professional opinion on the financial statements and to assist in carrying out certain aspects of the audit program described above. Their opinion on the financial statements is based on procedures conducted in accordance with auditing standards generally accepted in the United States and forms the basis for their report as to the fair presentation, in the financial statements, of the Company’s financial position, operating results and cash flows.

Jerry A. Grundhofer Chairman, President and Chief Executive Officer	David M. Moffett Vice Chairman and Chief Financial Officer

Report of
Independent Accountants

To the Shareholders and Board of Directors of U.S. Bancorp:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of U.S. Bancorp and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 of the Notes to Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Minneapolis, Minnesota

January 21, 2003, except for Note 3, as to which the date is
February 19, 2003

U.S. Bancorp  61

U.S. Bancorp
Consolidated Balance Sheet

At December 31 (Dollars in Millions)	2002	2001

Assets
Cash and due from banks	$10,758	$9,120
Money market investments	434	625
Trading securities	898	982
Investment securities
Held-to maturity (fair value $240 and $306, respectively)	233	299
Available-for-sale	28,255	26,309
Loans held for sale	4,159	2,820
Loans
Commercial	41,944	46,330
Commercial real estate	26,867	25,373
Residential mortgages	9,746	7,829
Retail	37,694	34,873

Total loans	116,251	114,405
Less allowance for credit losses	2,422	2,457

Net loans	113,829	111,948
Premises and equipment	1,697	1,741
Customers’ liability on acceptances	140	178
Goodwill	6,325	5,459
Other intangible assets	2,321	1,953
Other assets	10,978	9,956

Total assets	$180,027	$171,390

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$35,106	$31,212
Interest-bearing	68,214	65,447
Time deposits greater than $100,000	12,214	8,560

Total deposits	115,534	105,219
Short-term borrowings	7,806	14,670
Long-term debt	28,588	25,716
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,994	2,826
Acceptances outstanding	140	178
Other liabilities	6,864	6,320

Total liabilities	161,926	154,929
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 2002 — 1,972,643,060 shares; 2001 — 1,972,777,763 shares	20	20
Capital surplus	4,850	4,906
Retained earnings	13,719	11,918
Less cost of common stock in treasury: 2002 — 55,686,500 shares; 2001 — 21,068,251 shares	(1,272)	(478)
Other comprehensive income	784	95

Total shareholders’ equity	18,101	16,461

Total liabilities and shareholders’ equity	$180,027	$171,390

See Notes to Consolidated Financial Statements.

62 U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

Year Ended December 31 (Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2000

Interest Income
Loans	$7,743.6	$9,413.7	$10,519.3
Loans held for sale	170.6	146.9	102.1
Investment securities
Taxable	1,438.2	1,206.1	1,008.3
Non-taxable	46.1	89.5	140.6
Money market investments	10.6	26.6	53.9
Trading securities	37.1	57.5	53.7
Other interest income	107.5	101.6	151.4

Total interest income	9,553.7	11,041.9	12,029.3

Interest Expense
Deposits	1,485.3	2,828.1	3,618.8
Short-term borrowings	249.4	534.1	781.7
Long-term debt	842.7	1,184.8	1,511.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	136.6	127.8	110.7

Total interest expense	2,714.0	4,674.8	6,022.9

Net interest income	6,839.7	6,367.1	6,006.4
Provision for credit losses	1,349.0	2,528.8	828.0

Net interest income after provision for credit losses	5,490.7	3,838.3	5,178.4

Noninterest Income
Credit and debit card revenue	517.0	465.9	431.0
Corporate payment products revenue	325.7	297.7	299.2
ATM processing services	136.9	130.6	141.9
Merchant processing services	567.3	308.9	120.0
Trust and investment management fees	899.1	894.4	926.2
Deposit service charges	714.0	667.3	555.6
Cash management fees	416.9	347.3	292.4
Commercial products revenue	479.2	437.4	350.0
Mortgage banking revenue	330.2	234.0	189.9
Trading account profits and commissions	206.5	221.6	258.4
Investment products fees and commissions	428.9	460.1	466.6
Investment banking revenue	207.4	258.2	360.3
Securities gains, net	299.9	329.1	8.1
Merger and restructuring-related gains	—	62.2	—
Other	339.6	286.4	526.8

Total noninterest income	5,868.6	5,401.1	4,926.4

Noninterest Expense
Salaries	2,409.2	2,347.1	2,427.1
Employee benefits	367.7	366.2	399.8
Net occupancy	409.3	417.9	396.9
Furniture and equipment	306.0	305.5	308.2
Communication	183.8	181.4	138.8
Postage	178.4	179.8	174.5
Goodwill	—	251.1	235.0
Other intangible assets	553.0	278.4	157.3
Merger and restructuring-related charges	324.1	946.4	348.7
Other	1,525.1	1,331.4	1,130.7

Total noninterest expense	6,256.6	6,605.2	5,717.0

Income before income taxes and cumulative effect of change in accounting principles	5,102.7	2,634.2	4,387.8
Applicable income taxes	1,776.3	927.7	1,512.2

Income before cumulative effect of change in accounting principles	3,326.4	1,706.5	2,875.6
Cumulative effect of change in accounting principles	(37.2)	—	—

Net income	$3,289.2	$1,706.5	$2,875.6

Earnings Per Share
Income before cumulative effect of change in accounting principles	$1.74	$.89	$1.51
Cumulative effect of change in accounting principles	(.02)	—	—

Net income	$1.72	$.89	$1.51

Diluted Earnings Per Share
Income before cumulative effect of change in accounting principles	$1.73	$.88	$1.50
Cumulative effect of change in accounting principles	(.02)	—	—

Net income	$1.71	$.88	$1.50

Average common shares	1,916.0	1,927.9	1,906.0
Average diluted common shares	1,926.1	1,939.5	1,918.5

See Notes to Consolidated Financial Statements.

U.S. Bancorp  63

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	Common					Other	Total
	Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Dollars in Millions)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 1999	1,928,509,178	$19.4	$4,258.6	$10,049.4	$(224.3)	$(156.6)	$13,946.5
Net income				2,875.6			2,875.6
Unrealized gain on securities available for sale						436.0	436.0
Foreign currency translation adjustment						(.5)	(.5)
Reclassification adjustment for gains realized in net income						(41.6)	(41.6)
Income taxes						(141.8)	(141.8)

Total comprehensive income							3,127.7
Cash dividends declared on common stock				(1,267.0)			(1,267.0)
Issuance of common stock and treasury shares	32,652,574		(35.0)		534.9		499.9
Purchase of treasury stock	(58,633,923)				(1,182.2)		(1,182.2)
Shares reserved to meet deferred compensation obligations	(444,395)		8.5		(8.5)		—
Amortization of restricted stock			43.5				43.5

Balance December 31, 2000	1,902,083,434	$19.4	$4,275.6	$11,658.0	$(880.1)	$95.5	$15,168.4

Net income				1,706.5			1,706.5
Unrealized gain on securities available for sale						194.5	194.5
Unrealized gain on derivatives						106.0	106.0
Foreign currency translation adjustment						(4.0)	(4.0)
Realized gain on derivatives						42.4	42.4
Reclassification adjustment for gains realized in net income						(333.1)	(333.1)
Income taxes						(5.9)	(5.9)

Total comprehensive income							1,706.4
Cash dividends declared on common stock				(1,446.5)			(1,446.5)
Issuance of common stock and treasury shares	69,502,689	.7	1,383.7		49.3		1,433.7
Purchase of treasury stock	(19,743,672)				(467.9)		(467.9)
Retirement of treasury stock		(.4)	(823.2)		823.6		—
Shares reserved to meet deferred compensation obligations	(132,939)		3.0		(3.0)		—
Amortization of restricted stock			67.1				67.1

Balance December 31, 2001	1,951,709,512	$19.7	$4,906.2	$11,918.0	$(478.1)	$95.4	$16,461.2

Net income				3,289.2			3,289.2
Unrealized gain on securities available for sale						1,048.0	1,048.0
Unrealized gain on derivatives						323.5	323.5
Foreign currency translation adjustment						6.9	6.9
Realized gain on derivatives						63.4	63.4
Reclassification adjustment for gains realized in net income						(331.6)	(331.6)
Income taxes						(421.6)	(421.6)

Total comprehensive income							3,977.8
Cash dividends declared on common stock				(1,488.6)			(1,488.6)
Issuance of common stock and treasury shares	10,589,034		(75.3)		249.3		174.0
Purchase of treasury stock	(45,256,736)				(1,040.4)		(1,040.4)
Shares reserved to meet deferred compensation obligations	(85,250)		2.9		(2.9)		—
Amortization of restricted stock			16.6				16.6

Balance December 31, 2002	1,916,956,560	$19.7	$4,850.4	$13,718.6	$(1,272.1)	$784.0	$18,100.6

See Notes to Consolidated Financial Statements.

64 U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)	2002	2001	2000

Operating Activities
Net income	$3,289.2	$1,706.5	$2,875.6
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,349.0	2,528.8	828.0
Depreciation and amortization of premises and equipment	285.3	284.0	262.6
Amortization of goodwill and other intangibles	553.0	529.5	392.3
Provision for deferred income taxes	357.9	(184.0)	357.1
Net (increase) decrease in trading securities	81.8	(229.1)	(135.6)
(Gain) loss on sales of securities and other assets, net	(411.1)	(428.7)	(47.3)
Mortgage loans originated for sale in the secondary market	(22,567.9)	(15,500.2)	(5,563.3)
Proceeds from sales of mortgage loans	20,756.6	13,483.0	5,475.0
Other, net	92.5	(7.9)	279.7

Net cash provided by (used in) operating activities	3,786.3	2,181.9	4,724.1

Investing Activities
Proceeds from sales of investment securities	14,386.9	19,240.2	10,194.0
Maturities of investment securities	11,246.5	4,572.2	2,127.7
Purchases of investment securities	(26,469.8)	(32,278.6)	(12,161.3)
Net (increase) decrease in loans outstanding	(4,111.3)	2,532.3	(13,541.3)
Proceeds from sales of loans	2,219.1	3,729.1	6,655.8
Purchases of loans	(240.2)	(87.5)	(658.1)
Proceeds from sales of premises and equipment	211.8	166.3	212.9
Purchases of premises and equipment	(429.8)	(299.2)	(382.8)
Acquisitions, net of cash acquired	1,368.8	(741.4)	904.4
Divestitures of branches	—	(340.0)	(78.2)
Other, net	(126.1)	(143.9)	(570.6)

Net cash provided by (used in) investing activities	(1,944.1)	(3,650.5)	(7,297.5)

Financing Activities
Net increase (decrease) in deposits	7,002.3	(4,258.1)	3,403.7
Net increase (decrease) in short-term borrowings	(7,307.0)	5,244.3	702.1
Principal payments on long-term debt	(8,367.5)	(10,539.6)	(5,277.5)
Proceeds from issuance of long-term debt	10,650.9	11,702.3	5,862.7
Proceeds from issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	—	1,500.0	—
Proceeds from issuance of common stock	147.0	136.4	210.0
Repurchase of common stock	(1,040.4)	(467.9)	(1,182.2)
Cash dividends paid	(1,480.7)	(1,235.1)	(1,271.3)

Net cash provided by (used in) financing activities	(395.4)	2,082.3	2,447.5

Change in cash and cash equivalents	1,446.8	613.7	(125.9)
Cash and cash equivalents at beginning of year	9,745.3	9,131.6	9,257.5

Cash and cash equivalents at end of year	$11,192.1	$9,745.3	$9,131.6

See Notes to Consolidated Financial Statements.

U.S. Bancorp  65

Notes to Consolidated Financial Statements

Note 1	Significant Accounting Policies

U.S. Bancorp and its subsidiaries (the “Company”) comprise the organization created by the acquisition by Firstar Corporation (“Firstar”) of the former U.S. Bancorp (“USBM”). The new Company retained the U.S. Bancorp name. The Company is a multi-state financial services holding company headquartered in Minneapolis, Minnesota. The Company provides a full range of financial services including lending and depository services through banking offices principally in 24 states. The Company also engages in credit card, merchant, and ATM processing, mortgage banking, insurance, trust and investment management, brokerage, leasing and investment banking activities principally in domestic markets.

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

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate, financial institution and public sector clients.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”).

Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking, financial advisory and investment management services to affluent individuals, businesses, institutions and mutual funds.

Payment Services specializes in credit and debit card products, corporate and purchasing card services and ATM and merchant processing. Customized products and services, coupled with cutting-edge technology are provided to consumer and business customers, government clients, correspondent financial institutions, merchants and co-brand partners.

Capital Markets provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and businesses, and engages in equity and fixed income trading activities and investment banking and underwriting services for corporate and public sector customers.

Treasury and Corporate Support includes the Company’s investment and residential mortgage portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to loan and deposit balances, and the change in residual allocations associated with the provision for loan losses. It also includes business activities managed on a corporate basis, including income and expense of enterprise-wide operations and administrative support functions.

Segment Results Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. For details of these methodologies and segment results, see “Basis for Financial Presentation” and Table 22 “Line of Business Financial Performance” included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

66 U.S. Bancorp

SECURITIES

Trading Securities Debt and equity securities held for resale are classified as trading securities and reported at fair value. Realized and unrealized gains or losses are determined on a trade date basis and reported in noninterest income.

Available-for-sale Securities These securities are not trading securities but may be sold before maturity in response to changes in the Company’s interest rate risk profile or demand for collateralized deposits by public entities. Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity. When sold, the amortized cost of the specific securities is used to compute the gain or loss.

Held-to-maturity Securities Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at historical cost adjusted for amortization of premiums and accretion of discounts.

EQUITY INVESTMENTS IN OPERATING ENTITIES

Equity investments in public entities in which ownership is less than 20 percent are accounted for as available-for-sale securities and carried at fair value. Similar investments in private entities are accounted for using the cost method. Investments in entities where ownership interest is between 20 percent and 50 percent are accounted for using the equity method with the exception of limited partnerships and limited liability companies where an ownership interest of greater than 5 percent requires the use of the equity method. If the Company has a voting interest greater than 50 percent, the consolidation method is used. All equity investments are evaluated for impairment at least annually and more frequently if certain criteria are met.

LOANS

Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees and certain direct loan origination costs are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

Commitments to Extend Credit Unfunded residential mortgage loan commitments entered into in connection with mortgage banking activities are considered derivatives and recorded on the balance sheet at fair value with changes in fair value recorded in income. All other unfunded loan commitments are generally related to providing credit facilities to customers of the bank and are not actively traded financial instruments. These unfunded commitments are disclosed as off-balance sheet financial instruments in Note 23 in the Notes to Consolidated Financial Statements.

Allowance for Credit Losses Management determines the adequacy of the allowance based on evaluations of the loan portfolio, recent loss experience, and other pertinent factors, including economic conditions. This evaluation is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans, that may be susceptible to significant change. The allowance for credit losses relating to impaired loans is based on the loans’ observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

     The Company determines the amount of the allowance required for certain sectors based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on quarterly reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of product mix, risk characteristics of the portfolio, bankruptcy experiences, and historical losses, adjusted for current trends, for each homogenous category or group of loans. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.
     The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit and determines the appropriate amount of credit loss liability that should be recorded. The liability for off-balance sheet credit exposure related to loan commitments is included in the allowance for credit losses.

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

Restructured Loans In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loans in the calendar years subsequent to the restructuring if they are in compliance with the modified terms.

U.S. Bancorp  67

     Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

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
     Residual values on leased assets are reviewed regularly for other than temporary impairment. Valuations for retail automobile leases are based on independent assessments of expected used car sales prices at the end-of-term. Impairment tests are conducted based on these valuations considering the probability of the lessee returning the asset to the Company, re-marketing efforts and ancillary fees and costs. Valuations for commercial leases are based upon external or internal management appraisals. When there is other than temporary impairment in the estimated fair value of the Company’s interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the writedown recognized in the current period in commercial products revenue or other noninterest income.

Loans Held for Sale Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or market value as determined on an aggregate basis by type of loan. In the event management decides to sell loans receivable, the loans are transferred at the lower of cost or fair value. The Interagency Guidance on Certain Loans Held for Sale, dated March 26, 2001, requires loans transferred to LHFS to be marked-to-market (“MTM”) at the time of transfer. MTM losses related to the sale/ transfer of non-homogeneous loans that are predominantly credit-related, are reflected in charge-offs. With respect to homogeneous loans, the amount of “probable” credit loss determined in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” methodologies utilized to determine the specific allowance allocation for the portfolio is also included in charge-offs. Any incremental loss determined in accordance with MTM accounting, that includes consideration of other factors such as estimates of future losses, is reported separately from charge-offs as a reduction to the allowance for credit losses. Subsequent decreases in fair value are recognized in noninterest income.

Other Real Estate Other real estate (“ORE”), which is included in other assets, is property acquired through foreclosure or other proceedings. ORE is carried at fair value, less estimated selling costs. The property is evaluated regularly and any decreases in the carrying amount are included in noninterest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate and prepayment risk and to accommodate the business requirements of its customers. All derivative instruments are recorded as either assets or liabilities at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

     All derivative instruments that qualify for hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income from the cash flows of the hedged item is recognized. The Company performs an assessment, both at the inception of the hedge and on a quarterly basis thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in noninterest income.
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

68 U.S. Bancorp

included in the gain or loss from the disposition of the hedged item or, in the case of a forecasted transaction that is no longer probable, included in earnings immediately.

OTHER SIGNIFICANT POLICIES

Premises and Equipment Premises and equipment are stated at cost less accumulated depreciation and depreciated primarily on a straight-line basis over the estimated life of the assets. Estimated useful lives range up to 40 years for buildings and from 3 to 20 years for furniture and equipment.

     Capital leases, less accumulated amortization, are included in premises and equipment. The lease obligations are included in long-term debt. Capitalized leases are amortized on a straight-line basis over the lease term and the amortization is included in depreciation expense.

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value of each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is less than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets.

Intangible Assets The price paid over the net fair value of the acquired businesses (“goodwill”) is not amortized. Other intangible assets are amortized over their estimated useful lives, using straight-line and accelerated methods. The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. The evaluation includes assessing the estimated fair value of the intangible asset based on market prices for similar assets, where available, and the present value of the estimated future cash flows associated with the intangible asset.

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

Stock-Based Compensation The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and accordingly recognizes no compensation expense for the stock option grants. Refer to Note 19 of the Notes to Consolidated Financial Statements for information regarding the proforma impact to the Company’s earnings if the fair value accounting method was utilized.

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

Note 2	Accounting Changes

Consolidation of Variable Interest Entities In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to

U.S. Bancorp  69

VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities.
     The Company has various relationships with special purpose entities (“SPEs”). For details of the Company’s involvement with SPEs, refer to Note 9 of the Notes to Consolidated Financial Statements. The Company is in the process of determining whether its off-balance sheet structures are subject to the provisions of FIN 46. Because the loan and investment conduits and the asset-backed securitizations are QSPEs, which are exempted from consolidation, the Company does not believe the conduits or securitizations will require consolidation in its financial statements. Refer to Note 9 of the Notes to Consolidated Financial Statements for additional information on conduits and securitizations. The Company believes it is reasonably possible that synthetic leases will be consolidated under the provisions of FIN 46. At this time, the Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements.

Stock-Based Compensation In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation— Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models, such as Black-Scholes, do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 19 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

Guarantees In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the recognition and measurement provision to have a material impact on the Company’s financial statements and has provided additional disclosures required by FIN 45 in the financial statements. Refer to Note 23 of the Notes to Consolidated Financial Statements for further information on guarantees.

Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and are to be tested for impairment at least annually. Impairment charges from the initial impairment test were recognized as a “cumulative effect of change in accounting principles” in the income statement. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.

     Applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase

70 U.S. Bancorp

acquisitions completed prior to July 1, 2001, increased after-tax income for the year ending December 31, 2002, by $205.6 million, or $.11 per diluted share. During the first quarter of 2002, the Company completed its initial impairment test as required by SFAS 142. As a result of this initial impairment test, the Company recognized an after-tax goodwill impairment charge of $37.2 million as a “cumulative effect of change in accounting principles” in the income statement in the first quarter of 2002. The impairment was primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. Banking regulations exclude 100 percent of goodwill from the determination of capital adequacy; therefore, the impact of this impairment on the Company’s capital adequacy was not significant.

Acquisitions of Certain Financial Institutions In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions,” an amendment of Statements of Financial Accounting Standards Nos. 72 and No. 144 and Financial Accounting Standards Board Interpretation No. 9. In accordance with SFAS 147, the acquisition of all or a part of a financial institution that meets the definition of a business is to be accounted for utilizing the purchase method in accordance with SFAS 141. In addition, SFAS 147 provides that long-term customer-relationship intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, should be evaluated for impairment under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 147 applies to acquisitions completed on or after October 1, 2002. Adopting the standard is not expected to have a material impact on the Company.

Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for all derivative instruments and criteria for designation and effectiveness of hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The changes in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. On January 1, 2001, the Company adopted SFAS 133. Transition adjustments related to adoption resulted in an after-tax loss of approximately $4.1 million recorded in net income and an after-tax increase of $5.2 million to other comprehensive income. The transition adjustments related to adoption were not material to the Company’s financial statements, and as such, were not separately reported in the consolidated statement of income.

Note 3	Subsequent Event

On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Inc. In 2002, the capital markets business unit had average assets of $3.0 billion, generated revenues of $737.3 million (5.8 percent of total revenues) and contributed $1.1 million of net income, representing less than 1 percent of the Company’s consolidated net income. This distribution does not include brokerage, financial advisory or asset management services offered to customers through the retail brokerage platform of U.S. Bank National Association, U.S. Bancorp Investments, Inc. or U.S. Bancorp Asset Management, Inc. The spin-off would be effected through a dividend of 100% of the Company’s ownership interest in the capital markets business, and the Company plans to retain $215 million of subordinated debt of the new company. The distribution is subject to certain conditions including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. While expected to be completed in the third quarter of 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied.

Note 4	Business Combinations

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

     On July 24, 2001, the Company acquired NOVA Corporation (“NOVA”), a merchant processor, in a stock and cash transaction valued at approximately $2.1 billion. The transaction represented total assets acquired of $2.9 billion and total liabilities assumed of $773 million. Included in total assets were merchant contracts and other intangibles of $650 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $1.6 billion. The goodwill reflected NOVA’s leadership position in the merchant processing market and its ability to provide a technologically superior product that is enhanced by a high level of customer service. The Company believes

U.S. Bancorp  71

that these factors, among others, will allow NOVA to generate sufficient positive cash flows from new business in future periods to support the goodwill recorded in connection with the acquisition.
     On December 31, 2002, the Company acquired the corporate trust business of State Street Bank and Trust Company (“State Street Corporate Trust”) in a cash transaction valued at $725 million. State Street Corporate Trust was a leading provider, particularly in the Northeast, of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. With this acquisition, the Company is among the nation’s leading providers of a full range of corporate trust products and services. The transaction represented total assets acquired of $681 million and total liabilities of $39 million at the closing date. Included in total assets were contract and other intangibles with a fair value of $225 million and goodwill of $444 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust business and processing economies of scale resulting from the transaction. As part of the purchase price, $75 million was placed in escrow for up to eighteen months with payment contingent on the successful transition of business relationships. Concurrent with the system conversion expected in 2003, certain State Street Corporate Trust assets under administration will be transferred to the Company or its affiliated mutual funds.
     In addition to these mergers and business acquisitions, the Company completed several strategic acquisitions to enhance its presence in certain markets and businesses.

The following table summarizes acquisitions by the Company completed since January 1, 2000, treating Firstar as the original acquiring company:

				Goodwill
				and Other	Cash Paid/		Accounting
(Dollars and Shares in Millions)	Date	Assets (a)	Deposits	Intangibles	(Received)	Shares Issued	Method

Corporate Trust business of State Street Bank and Trust Company	December 2002	$13	$—	$669	$642	—	Purchase
Bay View Bank branches	November 2002	362	3,305	483	(2,483)	—	Purchase
The Leader Mortgage Company, LLC	April 2002	517	—	190	85	—	Purchase
Pacific Century Bank	September 2001	570	712	134	(43)	—	Purchase
NOVA Corporation	July 2001	949	—	2,231	842	57.0	Purchase
U.S. Bancorp	February 2001	86,602	51,335	—	—	952.4	Pooling
First Union branches	December 2000	450	1,779	347	(1,123)	—	Purchase
Scripps Financial Corporation	October 2000	650	618	113	—	9.4	Purchase
Lyon Financial Services, Inc.	September 2000	1,289	—	124	307	—	Purchase
Oliver-Allen Corporation, Inc.	April 2000	280	—	68	—	4.5	Purchase
Peninsula Bank	January 2000	491	452	71	—	5.1	Purchase

(a) Assets acquired do not include purchase accounting adjustments.

     Separate results of operations as originally reported on a condensed basis of Firstar and USBM, for the period prior to the merger, were as follows:

Year Ended December 31 (Dollars in Millions)	2000

Net interest income
Firstar	$2,699
USBM	3,471

Total	$6,170

Net income
Firstar	$1,284
USBM	1,592

Total	$2,876

Total assets at period end
Firstar	$77,585
USBM	87,336

Total	$164,921

     Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information regarding goodwill and other intangible assets.

Note 5	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related charges of $324.1 million, $1,266.4 million, and $348.7 million in 2002, 2001, and 2000, respectively. In 2002, merger-related items were primarily incurred in connection with the Firstar/USBM merger, the NOVA acquisition and the Company’s various other acquisitions primarily including BayView and State Street Corporate Trust. In 2001, merger-related items included costs associated with integrating USBM, NOVA, Mercantile and other smaller acquisitions noted below and in Note 4 — Business Combinations. In response to significant changes in the securities markets during 2001, including increased volatility, declines in equity valuations and the increasingly competitive environment for the securities industry, the Company incurred a charge to restructure its subsidiary, U.S. Bancorp Piper Jaffray Inc. (“Piper”).

72 U.S. Bancorp

The components of the merger and restructuring-related items are shown below:

			Piper
(Dollars in Millions)	USBM	NOVA	Restructuring	Mercantile	Other (a)	Total

2002
Severance and employee-related	$4.1	$(3.8)	$—	$—	$9.1	$9.4
Systems conversions and integration	197.0	29.4	—	—	18.1	244.5
Asset write-downs and lease terminations	104.0	14.2	—	—	6.0	124.2
Balance sheet restructurings	(38.8)	—	—	—	—	(38.8)
Other merger-related items	4.8	(1.1)	—	—	3.5	7.2

Total 2002	$271.1	$38.7	$—	$—	$36.7	$346.5

Non-interest expense	271.1	34.9	—	—	18.1	324.1
Balance sheet recognition	—	3.8	—	—	18.6	22.4

Merger-related items — 2002	$271.1	$38.7	$—	$—	$36.7	$346.5

2001
Severance and employee-related	$268.2	$23.3	$28.8	$13.2	$4.6	$338.1
Systems conversions and integration	208.1	1.6	—	7.3	18.7	235.7
Asset write-downs and lease terminations	130.4	34.7	11.9	(.3)	6.0	182.7
Charitable contributions	76.0	—	—	—	—	76.0
Balance sheet restructurings	457.6	—	—	—	—	457.6
Branch sale gain	(62.2)	—	—	—	—	(62.2)
Branch consolidations	20.0	—	—	—	—	20.0
Other merger-related charges	69.1	24.2	10.0	2.5	2.3	108.1

Total 2001	$1,167.2	$83.8	$50.7	$22.7	$31.6	$1,356.0

Provision for credit losses	$382.2	$—	$—	$—	$—	$382.2
Non-interest income	(62.2)	—	—	—	—	(62.2)
Non-interest expense	847.2	1.6	50.7	22.7	24.2	946.4

Merger-related charges	1,167.2	1.6	50.7	22.7	24.2	1,266.4
Balance sheet recognition	—	82.2	—	—	7.4	89.6

Merger-related items — 2001	$1,167.2	$83.8	$50.7	$22.7	$31.6	$1,356.0

2000
Severance and employee-related				$43.0	$16.4	$59.4
Systems conversions				115.2	78.3	193.5
Asset write-downs and lease terminations				42.7	4.6	47.3
Charitable contributions				—	2.5	2.5
Other merger-related charges				26.1	19.9	46.0

Total 2000				$227.0	$121.7	$348.7

(a)	In 2002, “Other” primarily included merger and restructuring-related items pertaining to the Bay View acquisition, State Street Corporate Trust and the Lyon Financial acquisition. In 2001 and 2000, “Other” primarily included the 1998 acquisition of the former Firstar Corporation by Star Banc. Star Banc was renamed Firstar Corporation.

     The Company determines merger and restructuring-related items and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and are regularly evaluated during the integration process.

     Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were approximately 2,860 for USBM, 400 for NOVA, 300 for the Piper Restructuring and 2,400 for Mercantile (expense primarily recognized in 1999 and 2000). In 2002, the Company recognized additional severance costs of $13.1 million in connection with the USBM merger offset by net curtailment and settlement gains of $9.0 million related to changes in certain nonqualified pension plans. Changes in severance costs for USBM and NOVA primarily reflected a change in estimate in the liability given the mix of employees terminated. Severance and employee-related costs for identified groups of acquired employees are included in the determination of goodwill at closing. Severance and employee-related costs are recorded as incurred for groups of employees not specifically identified at the time of closing or acquired in business combinations accounted for as “poolings.”
     Systems conversion and integration costs are recorded as incurred and are associated with the preparation and mailing of numerous customer communications for the acquisitions and conversion of customer accounts, printing and distribution of training materials and policy and procedure manuals, outside consulting fees, and other

U.S. Bancorp  73

expenses related to systems conversions and the integration of acquired branches and operations.
     Asset write-downs and lease terminations represent lease termination costs and impairment of assets for redundant office space, branches that will be vacated and equipment disposed of as part of the integration plan. These costs are recognized in the accounting period that contract terminations occur or the asset becomes impaired and is abandoned. In 2002, this category included $38.2 million of signage write-offs, $26.9 million of software and equipment write-offs, $32.0 million of lease and contract cancellations and $6.9 million of leasehold and other related items associated with the Firstar/USBM merger. In 2001, asset write-downs and lease terminations included $45.7 million of lease and contract cancellation costs, $36.2 million of software and equipment write-offs and $48.5 million of other assets deemed to be worthless due to integration decisions in connection with the merger.
     In connection with certain mergers, the Company has made charitable contributions to reaffirm a commitment to its markets or as part of specific conditions necessary to achieve regulatory approval. These contributions were funded up front and represent costs that would not have been incurred had the merger not occurred. Charitable contributions are charged to merger and restructuring expenses or considered in determining the acquisition cost at the applicable closing date.
     Balance sheet restructurings primarily represent gains or losses incurred by the Company related to the disposal of certain businesses, products, or customer and business relationships that no longer align with the long-term strategy of the Company. It may also include charges to realign risk management practices related to certain credit portfolios. During 2002, the Company recognized asset gains related to the sale of a non-strategic investment in a sub-prime lending business of $28.7 million and a mark-to-market recovery of $10.1 million associated with the liquidation of U.S. Bancorp Libra’s investment portfolio. During 2001, balance sheet restructuring costs incurred in connection with the Firstar/USBM merger of $457.6 million were comprised of a $201.3 million provision associated with the Company’s integration of certain small business products and management’s decision to discontinue an unsecured small business product of USBM; $90.0 million of charge-offs to align risk management practices, align charge-off policies and to expedite the Company’s transition out of a specific segment of the health care industry; and $76.6 million of losses related to the sales of two higher credit risk retail loan portfolios of USBM. Also, the amount included $89.7 million related to the Company’s decision to discontinue a high-yield investment banking business, to restructure a co-branding credit card relationship of USBM, and for the planned disposition of certain equity investments that no longer aligned with the long-term strategy of the Company. The alignment of risk management practices included a write-down of several large commercial loans originally held separately by both Firstar and USBM, primarily to allow the Company to exit or reduce these credits to conform with the credit risk exposure policy of the combined entity.
     Other merger-related items in 2002 of $7.2 million primarily represents changes to conform accounting policies implemented at the time of systems conversions related to the Firstar/USBM merger and other acquired entities. In 2001, other merger-related charges of $108.1 million primarily included $69.1 million and $24.2 million of investment banking fees, legal fees and stock registration fees associated with the Firstar/USBM merger and the acquisition of NOVA, respectively. Also, it included $10.0 million of goodwill impairment related to the Piper Restructuring and $4.8 million of other costs.

74 U.S. Bancorp

The following table presents a summary of activity with respect to the merger and restructuring-related accruals:

			Piper
(Dollars in Millions)	USBM	NOVA	Restructuring	Mercantile	Other (a)	Total

Balance at December 31, 1999	$—	$—	$—	$21.2	$82.0	$103.2
Provision charged to operating expense	—	—	—	227.0	121.7	348.7
Additions related to purchase acquisitions	—	—	—	—	46.0	46.0
Cash outlays	—	—	—	(197.9)	(169.7)	(367.6)
Noncash write-downs and other	—	—	—	(50.3)	(30.2)	(80.5)

Balance at December 31, 2000	—	—	—	—	49.8	49.8
Provision charged to operating expense	1,167.2	1.6	50.7	22.7	24.2	1,266.4
Additions related to purchase acquisitions	—	82.2	—	—	7.4	89.6
Cash outlays	(532.5)	(32.4)	(22.3)	(23.8)	(53.8)	(664.8)
Noncash write-downs and other	(510.4)	(3.0)	(10.3)	1.1	(13.0)	(535.6)

Balance at December 31, 2001	124.3	48.4	18.1	—	14.6	205.4
Provision charged to operating expense	271.1	34.9	—	—	18.1	324.1
Additions related to purchase acquisitions	—	3.8	—	—	18.6	22.4
Cash outlays	(327.9)	(36.2)	(10.8)	—	(27.2)	(402.1)
Noncash write-downs and others	(48.9)	(35.8)	(7.3)	—	(5.7)	(97.7)

Balance at December 31, 2002	$18.6	$15.1	$—	$—	$18.4	$52.1

(a)	In 2002, “Other” primarily included merger and restructuring-related items pertaining to the Bay View acquisition, State Street Corporate Trust and the Lyon Financial acquisition. In 2001 and 2000, “Other” primarily included the 1998 acquisition of the former Firstar Corporation by Star Banc. Star Banc was renamed Firstar Corporation.

     The adequacy of the accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The following table presents a summary of activity with respect to the Firstar/USBM merger:

	Severance	Systems	Asset
	and	Conversions	Write-downs	Balance
	Employee-	and	and Lease	Sheet
(Dollars in Millions)	Related	Integration	Terminations	Restructurings	Other	Total

Balance at December 31, 2001	$88.3	$—	$33.1	$2.1	$.8	$124.3
Provision charged to operating expense	4.1	197.0	104.0	(38.8)	4.8	271.1
Cash outlays	(83.5)	(197.0)	(47.3)	—	(.1)	(327.9)
Noncash write-downs and other	9.7	—	(89.8)	36.7	(5.5)	(48.9)

Balance at December 31, 2002	$18.6	$—	$—	$—	$—	$18.6

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

	December 31,

(Dollars in Millions)	2002	2001

Severance	$30.2	$106.3
Other employee-related costs	3.1	4.7
Lease termination and facility costs	17.2	64.3
Contracts and system write-offs	.5	18.3
Other	1.1	11.8

Total	$52.1	$205.4

U.S. Bancorp  75

The merger and restructuring-related accrual by significant acquisition or business restructuring was as follows:

	December 31,

(Dollars in Millions)	2002	2001

USBM	$18.6	$124.3
NOVA	15.1	48.4
State Street Corporate Trust	7.8	—
Bay View	5.8	—
Piper Restructuring	—	18.1
Other acquisitions	4.8	14.6

Total	$52.1	$205.4

     At December 31, 2002, the integration of Firstar and USBM was substantially completed, and no additional merger and restructuring related charges are expected going forward. Severance costs will continue to be paid through the period provided for in the Company’s severance plans. The integration of merchant processing platforms and business processes of U.S. Bank National Association and NOVA will continue through late 2003. In connection with the NOVA acquisition, management estimates the Company will incur pre-tax merger-related charges of approximately $36.9 million in 2003. In addition, the Company anticipates additional pre-tax merger-related expenses in 2003 of $14.7 million related to the Bay View acquisition, $8.6 million related to the State Street Corporate Trust acquisition, and $7.2 million as a result of other smaller acquisitions.
     At December 31, 2001, the business unit restructuring of Piper was substantially completed, with lease cancellation liabilities to be paid through 2003.

Note 6	Restrictions on Cash and Due from Banks

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $157 million at December 31, 2002.

Note 7	Investment Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities at December 31 was as follows:

	2002				2001

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$20	$—	$—	$20	$28	$—	$—	$28
Obligations of state and political subdivisions	213	14	(7)	220	271	9	(2)	278

Total held-to-maturity securities	$233	$14	$(7)	$240	$299	$9	$(2)	$306

Available-for-sale (b)
U.S. Treasuries and agencies	$421	$15	$—	$436	$439	$10	$—	$449
Mortgage-backed securities	24,967	699	—	25,666	21,937	111	(84)	21,964
Other asset-backed securities	646	28	(4)	670	2,091	3	(30)	2,064
Obligations of state and political subdivisions	558	22	(1)	579	877	16	(2)	891
Other	949	2	(47)	904	950	35	(44)	941

Total available-for-sale securities	$27,541	$766	$(52)	$28,255	$26,294	$175	$(160)	$26,309

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

     Securities carried at $20.2 billion at December 31, 2002, and $18.1 billion at December 31, 2001, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $2.9 billion and $3.0 billion at December 31, 2002, and 2001, respectively.

76 U.S. Bancorp

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities.

(Dollars in Millions)	2002	2001	2000

Realized gains	$316.5	$333.0	$23.1
Realized losses	(16.6)	(3.9)	(15.0)

Net realized gains (losses)	$299.9	$329.1	$8.1

Income tax (benefit) on realized gains (losses)	$114.0	$115.2	$2.8

     For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding as of December 31, 2002, see Table 11 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 8	Loans and Allowance for Credit Losses

The composition of the loan portfolio at December 31 was as follows:

(Dollars in millions)	2002	2001

Commercial
Commercial	$36,584	$40,472
Lease financing	5,360	5,858

Total commercial	41,944	46,330

Commercial real estate
Commercial mortgages	20,325	18,765
Construction and development	6,542	6,608

Total commercial real estate	26,867	25,373

Residential mortgages	9,746	7,829

Retail
Credit card	5,665	5,889
Retail leasing	5,680	4,906
Home equity and second mortgage	13,572	12,235
Other retail
Revolving Credit	2,650	2,673
Installment	2,258	2,292
Automobile	6,343	5,660
Student	1,526	1,218

Total other retail	12,777	11,843

Total retail	37,694	34,873

Total loans	$116,251	$114,405

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

     Loans are presented net of unearned interest and deferred fees and costs which amounted to $1.8 billion and $2.1 billion at December 31, 2002 and 2001, respectively. The Company had loans of $26.1 billion at December 31, 2002, and $28.0 billion at December 31, 2001, pledged at the Federal Home Loan Bank. Loans of $12.7 billion at December 31, 2002, and $7.2 billion at December 31, 2001, were pledged at the Federal Reserve Bank.
     The Company primarily lends to borrowers in the 24 states where it has banking offices. Collateral for commercial loans may include marketable securities, accounts receivable, inventory and equipment. For details of the Company’s commercial portfolio by industry group and geography as of December 31, 2002, and 2001, see Table 8 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
     For detail of the Company’s commercial real estate portfolio by property type and geography as of December 31, 2002, and 2001, see Table 9 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.

U.S. Bancorp  77

The following table lists information related to nonperforming loans as of December 31:

(Dollars in Millions)	2002	2001

Loans on nonaccrual status	$1,188.7	$983.1
Restructured loans	48.6	18.2

Total nonperforming loans	$1,237.3	$1,001.3

Interest income that would have been recognized at original contractual terms	$102.1	$109.2
Amount recognized as interest income	36.7	46.2

Forgone revenue	$65.4	$63.0

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)	2002	2001	2000

Balance at beginning of year	$2,457.3	$1,786.9	$1,710.3
Add
Provision charged to operating expense (a)	1,349.0	2,528.8	828.0
Deduct
Loans charged off	1,590.7	1,771.4	1,017.6
Less recoveries of loans charged off	217.7	224.9	192.2

Net loans charged off	1,373.0	1,546.5	825.4
Losses from loan sales/transfers	—	(329.3)	—
Acquisitions and other changes	(11.3)	17.4	74.0

Balance at end of year	$2,422.0	$2,457.3	$1,786.9

(a)	In 2001, $382.2 million of the provision for credit losses was incurred in connection with the Firstar/USBM merger.

     A portion of the allowance for credit losses is allocated to loans deemed impaired. All impaired loans are included in non-performing assets. A summary of these loans and their related allowance for loan losses is as follows:

	2002		2001		2000

	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(Dollars in Millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired Loans
Valuation allowance required	$992	$157	$694	$125	$487	$57
No valuation allowance required	—	—	—	—	127	—

Total impaired loans	$992	$157	$694	$125	$614	$57

Average balance of impaired loans during the year	$839		$780		$526
Interest income recognized on impaired loans during the year	—		—		7.8

     Commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured at December 31, 2002, totaled $123.9 million. During 2002 there were $1.4 million of loans that were restructured at market interest rates and returned to an accruing status.

     The allowance for credit losses includes credit loss liability related to off-balance sheet loan commitments. At December 31, 2002, the allowance for credit losses includes an estimated $131.4 million credit loss liability related to the Company’s $58.3 billion of commercial off-balance sheet loan commitments and letters of credit.

Note 9	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

FINANCIAL ASSET SALES

When the Company sells financial assets, it may retain interest-only strips, servicing rights, residual rights to a cash reserve account and/or other retained interests in the sold financial assets. The gain or loss on sale depends in part on the previous carrying amount of the financial assets involved in the transfer and is allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Quoted market prices are used to determine retained interest fair values when readily available. Since quotes are generally not available for retained interests, the Company estimates fair value based

78 U.S. Bancorp

on the present value of future expected cash flows using management’s best estimates of the key assumptions including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Retained interests and liabilities are recorded at fair value using a discounted cash flow methodology at inception and are evaluated at least quarterly thereafter.

Conduits and Securitizations The Company sponsors two off-balance sheet conduits to which it transfers high-grade assets: a commercial loan conduit and an investment securities conduit. These conduits are funded by issuing commercial paper. The commercial loan conduit holds primarily high credit quality commercial loans and held assets of $4.2 billion at December 31, 2002, and $6.9 billion in assets at December 31, 2001. The investment securities conduit holds high-grade investment securities and held assets of $9.5 billion at December 31, 2002, and $9.8 billion in assets at December 31, 2001. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated mono-line insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The commercial loan conduit had commercial paper liabilities of $4.2 billion at December 31, 2002, and $6.9 billion at December 31, 2001. The investment securities conduit had commercial paper liabilities of $9.5 billion at December 31, 2002, and $9.8 billion at December 31, 2001. The Company benefits by transferring commercial loans and investment securities into conduits that provide diversification of funding sources in a capital-efficient manner and generate income.

     The Company provides liquidity facilities to both conduits. In addition, the Company retains the credit risk of the loans transferred to the commercial loan conduit through a credit enhancement agreement. Utilization of the liquidity facilities would be triggered by the conduits’ inability to issue commercial paper to fund their assets. The credit enhancement provided to the commercial loan conduit represents a recourse obligation under which the Company would be required to repurchase loans sold to the conduit if certain credit-related events of the underlying assets occur. The recorded fair value of the Company’s liability for the recourse obligation and for both liquidity facilities was $56.1 million at December 31, 2002, and was included in other liabilities. Changes in fair value of these liabilities are recorded in the income statement as other income or expense. In addition, the Company recorded at fair value its retained residual interest in both the commercial loan and investment securities conduits of $28.6 million and of $93.4 million, respectively, at December 31, 2002. The Company recorded revenue of $132.2 million from the conduits in 2002 and $132.7 million in 2001, including fees for servicing, management, administration and accretion income from retained interests.
     At December 31, 2002, the Company had two asset-backed securitizations to fund indirect automobile loans and an unsecured small business credit product. The indirect automobile securitization held $156.1 million in assets at December 31, 2002, compared with $431.5 million at December 31, 2001. The Company recognized income from an interest-only strip and servicing fees from this securitization of $2.8 million during 2002 and $6.1 million during 2001. The indirect automobile securitization held average assets of $276.9 million in 2002 and $655.3 million in 2001. In January 2003, the Company exercised a cleanup call option on the indirect automobile loan securitization. The remaining assets from the securitization were recorded on the Company’s balance sheet at fair value.
     The unsecured small business credit securitization held $652.4 million in assets at December 31, 2002, of which the Company retained $150.1 million of subordinated securities, transferor’s interests of $16.3 million and a residual interest-only strip of $53.3 million. This compared with $750.0 million in assets at December 31, 2001, of which the Company retained $175.3 million of subordinated securities, transferor’s interests of $18.8 million and a residual interest-only strip of $57.3 million. The qualifying special purpose entity issued asset-backed variable funding notes in various tranches in November 2001 which generated a loss on sale of $64.7 million. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $52.8 million in 2002 and $5.2 million in 2001. The unsecured small business credit securitization held average assets of $700.6 million in 2002 and $122.1 million in 2001.
     The corporate and purchasing card securitization matured in February 2002. At maturity, $420.0 million of receivables were transferred from the trust to the Company and recorded at fair value at that time. The Company recognized servicing income of $.5 million in 2002 and $4.2 million in 2001 from this securitization.
     During 2002, the Company securitized $144.4 million of highly rated fixed rate municipal bonds. Each municipal bond was sold into a separate trust that was funded by variable rate certificates that reprice weekly. The Company retained a residual interest in each structure that was accounted for as a trading asset and is recorded at fair value. The purpose of the arrangements was to meet our

U.S. Bancorp  79

customer demands for variable rate tax-free investments. Income and cash flows from these structures were not significant in 2002.

Small Business Administration Programs For the year ended December 31, 2002, the Company did not sell any U.S. government guaranteed portions of loans originated under Small Business Administration (“SBA”) programs. For the year ended December 31, 2001, the Company sold $147.5 million of these loans recognizing a pre-tax gain on sale of $6.3 million. Generally, these loans are sold with recourse; however, the SBA guaranty substantially eliminates the Company’s risk. The Company continues to own the non-guaranteed portion of these loans. The Company continues to service the loans and is required under the SBA programs to retain specified yield amounts. A portion of the yield is recognized as servicing fee income as it occurs and the remainder is capitalized as an excess servicing asset and is included in the gain on sale calculation.

Servicing Asset Position

	SBA Loans
Year Ended December 31 (Dollars in Millions)	2002	2001

Servicing assets at beginning of year	$7.5	$6.9
Assets recognized during the year	—	2.8
Amortization	(2.3)	(2.2)

Servicing assets at end of year	$5.2	$7.5

     No valuation allowances were required during 2002 or 2001 on servicing assets. Servicing assets are reported in aggregate but measured on a transaction specific basis. Market values were determined using discounted cash flows, utilizing the assumptions noted in the table below.
     Key economic assumptions used in measuring servicing assets at the date of securitization resulting from securitizations completed during the year were as follows:

	SBA Loans
Year Ended December 31 (Dollars in Millions)	2002	2001

Fair value of assets recognized	$8.9	$9.1
Prepayment speed (a)	17 CPR	21 CPR
Weighted average life (years)	4.4	3.7
Expected credit losses	NA	NA
Discount rate	12%	12%

(a)	The Company uses a prepayment vector based on loan seasoning for valuation. The given speed is the effective prepayment speed that yields the same weighted average life calculated using the prepayment vector.

Sensitivity Analysis At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions were as follows:

				Unsecured
		Indirect		Small
	Commercial	Automobile	SBA	Business	Investment
December 31, 2002 (Dollars in Millions)	Loans	Loans (i)	Loans	Receivables	Securities

Current Economic Assumptions Sensitivity Analysis
Carrying value (fair value) of retained interests	$28.6	$22.9	$2.8	$203.4	$98.4
Weighted average life (in years)	.5	NA	4.4	.8	2.3
Expected remaining life(a)(b)	2.0	NA	17 CPR	2.5	4.5
Impact of 10% adverse change	$(2.7)	$—	$(.2)	$(2.2)	$(8.5)
Impact of 20% adverse change	(5.0)	—	(.3)	(4.9)	(17.7)
Expected credit losses (annual)(c)(d)(e)	—	NA	NA	8.4%-9.6%	—
Impact of 10% adverse change	—	—	—	$(5.1)	—
Impact of 20% adverse change	—	—	—	(16.4)	—
Residual cash flow discount rate	6.0%	NA	12.0%	11.0%	6.6%
Impact of 10% adverse change	$(.1)	$—	$(.1)	$(2.0)	$(1.1)
Impact of 20% adverse change	(.2)	—	(.2)	(4.0)	(2.2)
Interest rate on variable rate loans and bonds(f)(g)(h)	1M LIBOR+ avg spread 157 bps	NA	NA	Prime/ 1M LIBOR	1M LIBOR+ avg spread 69 bps
Impact of 10% adverse change	$—	$—	$—	$(1.6)	$(.4)
Impact of 20% adverse change	—	—	—	(3.2)	(.9)

(a)	For the SBA loans, the Company uses prepayment vectors based on loan seasoning for valuation. The given speed is the effective prepayment speed that yields the same weighted average life calculated using the prepayment vector.
(b)	For the small business receivables a monthly principal payment rate assumption is used to value the residual interests.
(c)	Credit losses are zero for the commercial loan conduit as removal of assets provisions are designed to cause the removal of assets from the conduit prior to losses being incurred.
(d)	Credit losses are zero for the investment securities conduit as the investments are all AAA rated or insured investments.
(e)	SBA loan credit losses are covered by the appropriate SBA loan program and are not included in retained interests. Principal reductions caused by defaults are included in the prepayment assumption.

(f)	The commercial loan conduit is match funded. Therefore, interest rate movements create no material impact to the value of the residual interest.

(g)	For the small business receivables interest income is based on Prime+ contractual spread. Obligations are based on LIBOR.
(h)	The investment securities conduit is mostly match funded. Therefore, interest rate movements create no material impact to the value of the residual interest.

(i)	The Company exercised a cleanup call option on the indirect automobile securitization in January 2003.

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other

80 U.S. Bancorp

assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Cash Flow Information The table below summarizes certain cash flows received from and paid to conduit or structured entities for the loan sales described above:

					Unsecured
		Indirect		Corporate	Small
	Commercial	Automobile		Card	Business	Investment
Year Ended December 31 (Dollars in Millions)	Loans (a)	Loans	SBA Loans	Receivables (b)	Receivables (b)	Securities

2002
Proceeds from New sales and securitizations	$—	$—	$—	$—	$—	$1,825.1
Collections used by trust to purchase new receivables in revolving securitizations	—	—	—	—	610.3	—
Servicing and other fees received and cash flows on retained interests	83.0	4.0	6.1	.5	115.0	72.7

2001
Proceeds from New sales and securitizations	$—	$—	$147.5	$—	$518.7	$2,356.7
Collections used by trust to purchase new receivables in revolving securitizations	—	—	—	6,487.0	60.8	—
Servicing and other fees received and cash flows on retained interests	57.6	26.0	7.3	4.2	8.6	75.0

(a)	Current system constraints make it impractical to collect information on gross cash flows between the Company and the commercial loan conduit for 2002 and 2001.
(b)	The corporate card and small business credit securitizations are revolving transactions where proceeds are reinvested until their legal terminations.

Other Information Quantitative information related to loan sales and managed assets was as follows:

	At December 31				Year Ended December 31

	Total Principal		Principal Amount
	Balance		90 Days or More Past Due (c)		Average Balance		Net Credit Losses

(Dollars in Millions)	2002	2001	2002	2001	2002	2001	2002	2001

Commercial
Commercial	$41,861	$48,878	$819	$590	$45,195	$50,584	$543	$724
Lease financing	5,360	5,858	172	207	5,573	5,852	149	114

Total commercial	47,221	54,736	991	797	50,768	56,436	692	838

Commercial real estate
Commercial mortgages	20,325	18,765	181	136	19,212	19,004	32	40
Construction and development	6,542	6,608	62	37	6,511	7,077	7	12

Total commercial real estate	26,867	25,373	243	173	25,723	26,081	39	52

Residential mortgages	9,746	7,829	140	140	8,412	8,576	19	13

Retail
Credit card	5,665	5,889	118	128	5,633	5,645	280	271
Retail leasing	5,680	4,906	12	12	5,389	4,553	39	30
Other retail	26,505	24,510	167	224	25,756	23,905	360	360

Total retail	37,850	35,305	297	364	36,778	34,103	679	661

Total managed loans	$121,684	$123,243	$1,671	$1,474	$121,681	$125,196	$1,429	$1,564

Investment Securities	38,143	36,368	—	—	38,754	31,743	—	—

Total managed assets	$159,827	$159,611	$1,671	$1,474	$160,435	$156,939	$1,429	$1,564
Less:
Assets sold or securitized	15,088	18,598			17,150	16,846

Total assets held	$144,739	$141,013			$143,285	$140,093

Sold or securitized assets
Commercial loans	$4,151	$6,879	$—	$—	$5,715	$5,210	$—	$—
Indirect automobile loans	156	432	1	4	277	655	5	11
Guaranteed SBA loans	490	582	—	2	532	629	—	—
Corporate card receivables	—	214	—	1	—	403	—	3
Small business credit lines	636	731	6	4	701	122	51	3
Investment securities	9,655	9,760	—	—	9,925	9,827	—	—

Total securitized assets	$15,088	$18,598	$7	$11	$17,150	$16,846	$56	$17

U.S. Bancorp  81

Note 10	Premises and Equipment

Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)	2002	2001

Land	$275	$274
Buildings and improvements	1,844	1,854
Furniture, fixtures and equipment	2,152	2,012
Capitalized building and equipment leases	173	173
Construction in progress	4	8

	4,448	4,321
Less accumulated depreciation and amortization	2,751	2,580

Total	$1,697	$1,741

Note 11	Mortgage Servicing Rights

Changes in mortgage servicing rights are summarized as follows:

Year Ended December 31 (Dollars in Millions)	2002	2001

Balance at beginning of period	$360	$229
Rights purchased	229	25
Rights capitalized	357	315
Amortization	(94)	(45)
Rights sold	(24)	(103)
Impairment	(186)	(61)

Balance at end of period	$642	$360

     The Company serviced $43.1 billion and $22.0 billion of mortgage loans for other investors as of December 31, 2002, and December 31, 2001, respectively.

     The fair value of mortgage servicing rights (“MSRs”) was $655 million at December 31, 2002, and $360 million at December 31, 2001. At December 31, 2002, the reduction in the current fair value of MSRs to immediate 25 and 50 basis point adverse interest rate changes would be approximately $81 million and $145 million, respectively. An upward movement in interest rates of 25 and 50 basis points would increase the value of MSRs by approximately $88 million and $169 million, respectively. The Company utilizes the investment portfolio as an economic hedge to this possible adverse interest rate change. The Company also, from time to time, purchases principal-only securities that act as a partial economic hedge.

Note 12	Intangible Assets

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

82 U.S. Bancorp

Net income and earnings per share adjusted for the exclusion of amortization expense (net of tax) and asset impairments related to goodwill are as follows:

Year Ended December 31 (Dollars in Millions, Except Per Share Data)	2002	2001	2000

Reported net income	$3,289.2	$1,706.5	$2,875.6
Goodwill amortization, net of tax	—	242.8	230.1
Asset impairments, net of tax	37.2	—	—

Adjusted net income	$3,326.4	$1,949.3	$3,105.7

Earnings per share
Reported net income	$1.72	$.89	$1.51
Goodwill amortization, net of tax	—	.12	.12
Asset impairments, net of tax	.02	—	—

Adjusted net income	$1.74	$1.01	$1.63

Diluted earnings per share
Reported net income	$1.71	$.88	$1.50
Goodwill amortization, net of tax	—	.13	.12
Asset impairments, net of tax	.02	—	—

Adjusted net income	$1.73	$1.01	$1.62

     Applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, increased after-tax income for the year ending December 31, 2002, by $205.6 million, or $.11 per diluted share.

The following table reflects the changes in the carrying value of goodwill for the year ended December 31, 2002:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2001	$1,348	$1,706	$289	$1,811	$305	$5,459
Goodwill acquired	43	433	447	2	—	925
Impairment losses	(59)	—	—	—	—	(59)

Balance at December 31, 2002	$1,332	$2,139	$736	$1,813	$305	$6,325

     Goodwill acquired in 2002 in Wholesale Banking included $25 million from an earn-out provision related to the acquisition of Oliver-Allen Corporation. The Company recorded $427 million of goodwill related to the Bay View acquisition in November of 2002, $15 million related to Wholesale Banking and $412 million related to Consumer Banking. Also included in the goodwill acquired in Consumer Banking was $17 million related to the purchase of Leader in April of 2002. Private Client, Trust and Asset Management acquired $444 million of goodwill related to the acquisition of State Street Bank Corporate Trust in December of 2002.

Amortizable intangible assets consisted of the following:

	Estimated	Amortization	Balance
December 31 (Dollars in Millions)	Life (b)	Method (c)	2002	2001

Goodwill (a)	—	—	$6,325	$5,459
Merchant processing contracts	8 years	AC	596	680
Core deposit benefits	10 years/6 years	SL/AC	505	530
Mortgage servicing rights	5 years	AC	642	360
Trust relationships	15 years/10 years	SL/AC	371	169
Other identified intangibles	8 years/8 years	SL/AC	207	214

Total			$8,646	$7,412

(a)	The Company adopted SFAS 142 on January 1, 2002, resulting in the elimination of amortization of goodwill and other indefinite lived intangible assets. Prior to adoption, goodwill was amortized over periods ranging up to 25 years.
(b)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.

(c) Amortization methods:	SL = straight line method AC = accelerated methods generally based on cash flows

U.S. Bancorp  83

Aggregate amortization expense consisted of the following:

Year Ended December 31 (Dollars in Millions)	2002	2001	2000

Goodwill (a)	$—	$251.1	$235.0
Merchant processing contracts	135.1	15.3	2.4
Core deposit benefits	80.9	80.9	57.7
Mortgage servicing rights	280.1	106.1	35.0
Trust relationships	19.3	19.3	19.6
Other identified intangibles	37.6	56.8	42.6

Total	$553.0	$529.5	$392.3

(a)	The Company adopted SFAS 142 on January 1, 2002, resulting in the elimination of amortization of goodwill and other indefinite lived intangible assets.

Below is the estimated amortization expense for the years ended:

(Dollars in Millions)

2003	$425.1
2004	357.7
2005	305.8
2006	256.2
2007	222.3

Note 13	Short-Term Borrowings

The following table is a summary of short-term borrowings for the last three years:

	2002		2001		2000

(Dollars in Millions)	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Federal funds purchased	$3,025	.98%	$1,146	1.08%	$2,849	5.80%
Securities sold under agreements to repurchase	2,950	.97	3,001	1.10	3,347	4.60
Commercial paper	380	1.20	452	1.85	223	6.40
Treasury, tax and loan notes	102	.91	4,038	1.27	776	5.20
Other short-term borrowings	1,349	1.26	6,033	2.54	4,638	6.09

Total	$7,806	1.03%	$14,670	1.75%	$11,833	5.60%

Average for the year
Federal funds purchased	$4,145	2.94%	$4,997	5.02%	$5,690	6.22%
Securities sold under agreements to repurchase	2,496	1.15	2,657	2.93	3,028	4.83
Commercial paper	391	1.74	390	3.85	215	6.27
Treasury, tax and loan notes	707	1.50	1,321	3.53	912	6.06
Other short-term borrowings	3,565	2.29	3,615	3.98	2,741	7.69

Total	$11,304	2.21%	$12,980	4.11%	$12,586	6.21%

Maximum month-end balance
Federal funds purchased	$7,009		$7,829		$7,807
Securities sold under agreements to repurchase	2,950		3,001		3,415
Commercial paper	452		590		300
Treasury, tax and loan notes	4,164		6,618		3,578
Other short-term borrowings	6,172		7,149		4,920

84 U.S. Bancorp

Note 14	Long-Term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)	2002	2001

U.S. Bancorp (Parent Company)
Fixed-rate subordinated notes
7.625% due 2002	$—	$150
8.125% due 2002	—	150
7.00% due 2003	150	150
6.625% due 2003	100	100
7.25% due 2003	32	32
8.00% due 2004	73	73
7.625% due 2005	121	121
6.75% due 2005	191	191
6.875% due 2007	220	250
7.30% due 2007	200	200
7.50% due 2026	200	200
Senior contingent convertible debt 1.50% due 2021	57	1,100
Medium-term notes	4,127	3,215
Capitalized lease obligations, mortgage indebtedness and other	224	142

Subtotal	5,695	6,074

Subsidiaries
Fixed-rate subordinated notes
6.00% due 2003	79	79
6.375% due 2004	75	75
6.375% due 2004	150	150
7.55% due 2004	100	100
8.35% due 2004	100	100
7.30% due 2005	100	100
6.875% due 2006	70	125
6.625% due 2006	100	100
6.50% due 2008	300	300
6.30% due 2008	300	300
5.70% due 2008	400	400
7.125% due 2009	500	500
7.80% due 2010	300	300
6.375% due 2011	1,500	1,500
6.30% due 2014	1,000	—
Federal Home Loan Bank advances	9,255	7,196
Bank notes	7,302	7,550
Euro medium-term notes due 2004	400	400
Capitalized lease obligations, mortgage indebtedness and other	862	367

Subtotal	22,893	19,642

Total	$28,588	$25,716

     In August 2002, the Company repurchased for cash approximately $1.1 billion accreted value of its convertible senior notes due in 2021 (the “CZARS”), in accordance with the terms of the indenture governing the CZARS. Approximately $57 million in accreted value of the CZARS remains outstanding.
     In February 2002, the Company’s subsidiary U.S. Bank National Association issued $1.0 billion of fixed-rate subordinated notes due August 4, 2014. The interest rate is 6.30% per annum.
     Medium-term notes (“MTNs”) outstanding at December 31, 2002, mature from February 2003 through August 2007. The MTNs bear fixed or floating interest rates ranging from 1.55 percent to 7.50 percent. The weighted-average interest rate of MTNs at December 31, 2002, was 3.69 percent.
     Federal Home Loan Bank (“FHLB”) advances outstanding at December 31, 2002, mature from January 2003 through October 2026. The advances bear fixed or floating interest rates ranging from .50 percent to 8.25 percent. The Company has an arrangement with the FHLB whereby based on collateral available (residential and commercial mortgages), the Company could have borrowed an additional $5.5 billion at December 31, 2002. The weighted-average interest rate of FHLB advances at December 31, 2002, was 2.65 percent.
     Bank notes outstanding at December 31, 2002, mature from January 2003 through November 2005. The Bank

U.S. Bancorp  85

notes bear fixed or floating interest rates ranging from 1.30 percent to 5.63 percent. The weighted-average interest rate of Bank notes at December 31, 2002, was 1.59 percent. Euro medium-term notes outstanding at December 31, 2002, bear floating rate interest at three-month LIBOR plus 15 basis points. The interest rate at December 31, 2002, was 1.93 percent.

Maturities of long-term debt outstanding at December 31, 2002, were:

		Parent
(Dollars in Millions)	Consolidated	Company

2003	7,937	1,539
2004	5,577	909
2005	7,654	1,364
2006	194	3
2007	1,585	1,572
Thereafter	5,641	308

Total	$28,588	$5,695

Note 15	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The Company has issued $2.9 billion of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company (“Trust Preferred Securities”) through nine separate issuances by nine wholly owned subsidiary grantor trusts (“Trusts”). The Trust Preferred Securities accrue and pay distributions periodically at specified rates as provided in the indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated deferrable interest debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements.

     The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trusts.
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

The following table is a summary of the Trust Preferred Securities as of December 31, 2002:

		Trust
		Preferred
	Issuance	Securities	Debentures	Rate			Maturity	Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount	Type (a)	Rate		Date	Date (b)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%		December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35		November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75		May 2031	May 4, 2006
USB Capital II	April 1998	350	361	Fixed	7.20		April 2028	April 1, 2003
Institutional
Star Capital I	June 1997	150	155	Variable	2.18	(c)	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.56	(d)	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27		December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32		December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09		November 2026	November 15, 2006

(a)	The variable-rate Trust Preferred Securities reprice quarterly.
(b)	Earliest date of redemption.
(c)	Three-month LIBOR +76.5 basis points
(d)	Three-month LIBOR +85.0 basis points

86 U.S. Bancorp

Note 16	Shareholders’ Equity

At December 31, 2002 and 2001, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,917.0 million and 1,951.7 million shares of common stock outstanding at December 31, 2002 and 2001, respectively. At December 31, 2002, the Company had 272.9 million shares of common stock reserved for future issuances. These shares are primarily reserved for stock option plans, dividend reinvestment plans and deferred compensation plans.

     The Company has a Preferred Share Purchase Rights Plan intended to preserve the long-term value of the Company by discouraging a hostile takeover of the Company. Under the plan, each share of common stock carries a right to purchase one one-thousandth of a share of preferred stock. The rights become exercisable in certain limited circumstances involving a potential business combination transaction or an acquisition of shares of the Company and are exercisable at a price of $100 per right, subject to adjustment. Following certain other events, each right entitles its holder to purchase for $100 an amount of common stock of the Company, or, in certain circumstances, securities of the acquirer, having a then-current market value of twice the exercise price of the right. The dilutive effect of the rights on the acquiring company is intended to encourage it to negotiate with the Company’s Board of Directors prior to attempting a takeover. If the Board of Directors believes a proposed acquisition is in the best interests of the Company and its shareholders, the Board may amend the plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan. Until a right is exercised, the holder of a right has no rights as a shareholder of the Company. The rights expire on February 27, 2011.
     The Company issued 1.0 million shares and 57.2 million shares of common stock with an aggregate value of $21.6 million and $1.9 billion in connection with purchase acquisitions during 2002 and 2001, respectively.
     On July 17, 2001, the Company’s Board of Directors authorized the repurchase of up to 56.4 million shares of the Company’s common stock to replace shares issued in connection with the acquisition of NOVA. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock throughout 2003. Under these programs the Company has repurchased 45.3 million and 19.7 million shares of common stock for $1,040.4 million and $467.9 million in 2002 and 2001, respectively. The July 17, 2001, authorization has been effectively completed.

The following table summarizes the Company’s common stock repurchased in each of the last three years:

(Dollars and Shares in Millions)	Shares	Value

2002	45.3	$1,040.4
2001	19.7	467.9
2000	58.6	1,182.2

U.S. Bancorp  87

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to Accumulated Other Comprehensive Income. The reconciliation of the transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the years ended December 31, is as follows:

(Dollars in Millions)	Pre-tax	Tax-effect	Net-of-tax

2002
Unrealized gain on securities available-for-sale	$1,048.0	$(398.0)	$650.0
Unrealized gain on derivatives	323.5	(122.9)	200.6
Realized gain on derivatives	63.4	(24.1)	39.3
Reclassification adjustment for gains
realized in net income	(331.6)	126.0	(205.6)
Foreign currency translation adjustments	6.9	(2.6)	4.3

Total	$1,110.2	$(421.6)	$688.6

2001
Unrealized gain on securities available-for-sale	$194.5	$(77.6)	$116.9
Unrealized gain on derivatives	106.0	(40.3)	65.7
Realized gain on derivatives	42.4	(16.1)	26.3
Reclassification adjustment for gains
realized in net income	(333.1)	126.6	(206.5)
Foreign currency translation adjustments	(4.0)	1.5	(2.5)

Total	$5.8	$(5.9)	$(.1)

2000
Unrealized loss on securities available-for-sale	$436.0	$(157.8)	$278.2
Reclassification adjustment for gains
realized in net income	(41.6)	15.8	(25.8)
Foreign currency translation adjustments	(.5)	.2	(.3)

Total	$393.9	$(141.8)	$252.1

Note 17	Earnings Per Share

The components of earnings per share were:

(Dollars and Shares in Millions, Except Per Share Data)	2002	2001	2000

Income before cumulative effect of change in accounting principles	$3,326.4	$1,706.5	$2,875.6
Cumulative effect of change in accounting principles	(37.2)	—	—

Net income	$3,289.2	$1,706.5	$2,875.6

Weighted-average common shares outstanding	1,916.0	1,927.9	1,906.0
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	10.1	11.6	12.5

Weighted-average diluted common shares outstanding	1,926.1	1,939.5	1,918.5

Earnings per share
Income before cumulative effect of change in accounting principles	$1.74	$.89	$1.51
Cumulative effect of change in accounting principles	(.02)	—	—

Net income	$1.72	$.89	$1.51

Diluted earnings per share
Income before cumulative effect of change in accounting principles	$1.73	$.88	$1.50
Cumulative effect of change in accounting principles	(.02)	—	—

Net income	$1.71	$.88	$1.50

  For the years ended December 31, 2002, 2001 and 2000, options to purchase 140 million, 111 million and 107 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

88 U.S. Bancorp

Note 18	Employee Benefits

Retirement Plans Pension benefits are provided to substantially all employees based on years of service and employees’ compensation while employed with the Company. Employees are fully vested after five years of service. The Company’s funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. During 2002, the Company made a $150 million dollar contribution to the qualified pension plan, in accordance with this policy. The actuarial cost method used to compute the pension liabilities and expense is the projected unit credit method. Prior to their acquisition dates, employees of certain acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. Generally, the Company merges plans of acquired companies into its existing pension plans when it becomes practicable.

     As a result of the Firstar/USBM merger, the Company maintained two different qualified pension plans, with three different pension benefit structures during 2001: the former USBM’s cash balance pension benefit structure, a final average pay benefit structure for the former Firstar organization, and a cash balance pension benefit structure related to the Mercantile acquisition. The two pension plans were merged as of January 1, 2002 under a new final average pay benefit structure; however, the benefit structure of the new plan does not become effective for the Mercantile acquisition until January 1, 2003. Under the new plan’s benefit structure, a participant’s future retirement benefits are based on a participant’s highest five year average annual compensation during his or her last 10 years before retirement or termination from the Company. Generally, under the two previous cash balance pension benefit structures the participant’s earned retirement benefits based on their average compensation over their career. Retirement benefits under the former Firstar benefit structure were earned based on final average pay and years of service, similar to the new plan. Plan assets primarily consist of various equity mutual funds and other miscellaneous assets.
     In light of continued deterioration of the equity market conditions during the second quarter and third quarter of 2002, the company decided to remeasure its pension plan assets and liabilities effective July 1, 2002, using current, updated information with respect to the estimated long-term rate of return on pension assets, the discount rate, participant census data and other relevant factors.
     During 2002, the Company also maintained several unfunded, nonqualified, supplemental executive retirement programs that provided additional defined pension benefits for senior managers and executive employees. Effective January 1, 2002, substantially all of these programs were merged into one nonqualified retirement plan. Because the non-qualified plan was unfunded, the aggregate accumulated benefit obligation exceeded the assets. A supplemental executive retirement plan of USBM was frozen for substantially all participants as of September 30, 2001 but with service credit running through December 31, 2001. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plans. The Company has recognized curtailment gains of $11.7 million in 2002 in connection with changes to nonqualified pension plans.

Post-Retirement Medical Plans In addition to providing pension benefits, the Company provides health care and death benefits to certain retired employees through several retiree medical programs. As a result of the Firstar/USBM merger, there were three major retiree medical programs in place during 2001 with various terms and subsidy schedules. Effective January 1, 2002, the Company adopted one retiree medical program for all future retirees. For certain eligible employees, the provisions of the USBM retiree medical plan and the Mercantile retiree medical plan will remain in place until December 31, 2002. Generally, all employees may become eligible for retiree health care benefits by meeting defined age and service requirements. The Company may also subsidize the cost of coverage for employees meeting certain age and service requirements. The medical plan contains other cost-sharing features such as deductibles and coinsurance. The estimated cost of these retiree benefit payments is accrued during the employees’ active service.

U.S. Bancorp  89

     The Company uses a measurement date of September 30 for its retirement plans. At the measurement date, plan assets are determined based on the fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. Information presented in the four tables below reflects a measurement date of September 30.

The following table sets forth the components of net periodic benefit cost for the retirement plans:

	Pension Plans			Post-Retirement Medical Plans

(Dollars in Millions)	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	$49.9	$61.0	$65.4	$3.3	$2.1	$2.0
Interest cost	115.1	118.7	117.3	19.1	17.9	16.3
Expected return on plan assets	(214.1)	(232.6)	(201.6)	(1.6)	(1.0)	(.6)
Net amortization and deferral	(6.5)	(10.7)	(13.2)	(.1)	.2	.2
Recognized actuarial (gain) loss	.8	(1.2)	.7	—	(.1)	(1.4)

Net periodic benefit cost	(54.8)	(64.8)	(31.4)	20.7	19.1	16.5
Curtailment and settlement (gain) loss	(11.7)	—	(17.0)	—	—	10.3
Cost of special or contractual termination benefits recognized	2.7	—	—	—	—	—

Net periodic benefit cost after curtailment and settlement (gain) loss, and cost of special or contractual termination benefits recognized	$(63.8)	$(64.8)	$(48.4)	$20.7	$19.1	$26.8

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Pension Plans		Post-Retirement Medical Plans

(Dollars in Millions)	2002	2001	2002	2001

Projected benefit obligation
Benefit obligation at beginning of measurement period	$1,656.4	$1,595.4	$265.1	$244.1
Service cost	49.9	61.0	3.3	2.1
Interest cost	115.1	118.7	19.1	17.9
Plan participants’ contributions	—	—	10.4	10.3
Plan amendments	—	4.0	—	(2.4)
Actuarial loss	—	47.7	18.1	24.9
Benefit payments	(147.3)	(170.4)	(33.5)	(31.8)
Curtailments	(.7)	—	—	—
Settlements	(5.0)	—	—	—
Termination benefits	2.7	—	—	—

Benefit obligation at end of measurement period (a)	$1,671.1	$1,656.4	$282.5	$265.1

Fair value of plan assets
Fair value at beginning of measurement period	$1,611.1	$2,283.2	$35.4	$21.8
Actual return on plan assets	(193.2)	(531.8)	.7	1.8
Employer contributions	172.1	30.1	17.2	33.3
Plan participants’ contributions	—	—	10.4	10.3
Acquisition/divestitures	—	—	—	—
Settlements	—	—	—	—
Benefit payments	(147.3)	(170.4)	(33.5)	(31.8)

Fair value at end of measurement period	$1,442.7	$1,611.1	$30.2	$35.4

Funded status
Funded status at end of measurement period	$(228.4)	$(45.3)	$(252.3)	$(229.7)
Unrecognized transition (asset) obligation	(.1)	—	7.4	8.1
Unrecognized prior service cost	(59.0)	(74.8)	(8.6)	(9.5)
Unrecognized net (gain) loss	867.8	473.2	41.0	16.6
Fourth quarter contribution	4.3	6.7	13.7	5.7

Net amount recognized	$584.6	$359.8	$(198.8)	$(208.8)

Components of statement of financial position
Prepaid benefit cost	$763.9	$531.6	$—	$—
Accrued benefit liability	(179.3)	(171.8)	(198.8)	(208.8)

Net amount recognized	$584.6	$359.8	$(198.8)	$(208.8)

(a)	At December 31, 2002 and 2001, the accumulated benefit obligation for all funded qualified pension plans was $1.4 billion.

90 U.S. Bancorp

The following table sets forth the weighted-average plan assumptions and other data:

	Company	USBM		Firstar

(Dollars in Millions)	2002	2001	2000	2001	2000

Pension plan actuarial computations
Expected long-term return on plan assets (a)	10.9%	11.0%	9.5%	12.2%	12.2%
Discount rate in determining benefit obligations	6.8	7.5	7.8	7.5	8.0
Rate of increase in future compensation	3.5	3.5	5.6	3.5	4.0
Post-retirement medical plan actuarial computations
Expected long-term return on plan assets	5.0%	5.0%	5.0%	* %	* %
Discount rate in determining benefit obligations	6.8	7.5	7.8	7.5	8.0
Health care cost trend rate (b)
Prior to age 65	12.0%	10.5%	7.7%	10.5%	7.5%
After age 65	14.0	13.0	7.7	13.0	7.5
Effect of one percent increase in health care cost trend rate
Service and interest costs	$1.3	$1.2	$1.0	$.4	$.4
Accumulated postretirement benefit obligation	19.7	13.1	13.1	6.0	5.2
Effect of one percent decrease in health care cost trend rate
Service and interest costs	$(1.2)	$(1.0)	$(.9)	$(.4)	$(.4)
Accumulated postretirement benefit obligation	(17.5)	(13.6)	(11.6)	(5.7)	(4.6)

(a)	In connection with the Firstar/USBM merger, the asset management practices and investment strategies of the plan were conformed. At December 31, 2001, the investment asset allocation was weighted toward equities and diversified by industry and companies with varying market capitalization levels. This allocation is still in place at December 31, 2002.
(b)	The pre-65 and post-65 rates are assumed to decrease gradually to 5.5% and 6.0% respectively by 2011 and remain at these levels thereafter.

*	The Firstar plan had no assets as of December 31, 2002, 2001 and 2000.

The following table provides information for pension plans with benefit obligations in excess of plan assets:

(Dollars in Millions)	2002	2001

Benefit obligation	$218.6	$227.5
Accumulated benefit obligation	210.6	220.6
Fair value of plan assets	—	—

Employee Investment Plan The Company has defined contribution retirement savings plans which allow qualified employees, at their option, to make contributions up to certain percentages of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Employee contributions are 100 percent matched by the Company, up to the first four percent of an employee’s compensation. The Company’s matching contribution vests immediately; however, a participant must be employed on December 31st to receive that year’s matching contribution. Although the matching contribution is initially invested in the Company’s common stock, effective in 2002 an employee will be allowed to reinvest the matching contributions among various investment alternatives. Total expense was $59.5 million, $53.7 million and $53.6 million in 2002, 2001 and 2000, respectively.

Note 19	Stock Options and Compensation Plans

As part of its employee and director compensation programs, the Company may grant certain stock awards under the provisions of the existing stock option and compensation plans. The Company has stock options outstanding under various plans at December 31, 2002, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock generally at the stock’s fair market value at the date of grant. In addition, the plans provide for grants of shares of common stock which are subject to restriction on transfer and to forfeiture if certain vesting requirements are not met.

     With respect to stock option and stock compensation plans, the Company has elected to follow APB 25 in accounting for its employee stock incentive and purchase plans. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On the date exercised, if new shares are issued, the option proceeds equal to the par value of the shares are credited to common stock and additional proceeds are credited to capital surplus. If treasury shares are issued, the option proceeds equal to the average treasury share price are credited to treasury stock and additional proceeds are credited to capital surplus.
     Option grants are generally exercisable up to ten years from the date of grant and vest over three to five years. Restricted shares vest over three to seven years. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting

U.S. Bancorp  91

period. Compensation expense related to the restricted stock was $18.7 million, $71.9 million and $43.4 million in 2002, 2001, and 2000, respectively.
     Stock incentive plans of acquired companies are generally terminated at the merger closing dates. Option holders under such plans receive the Company’s common stock, or options to buy the Company’s stock, based on the conversion terms of the various merger agreements. The historical option information presented below has been restated to reflect the options originally granted under acquired companies’ plans.
     At December 31, 2002, there were 36.4 million shares (subject to adjustment for forfeitures) available for grant under various plans.

The following is a summary of stock options outstanding and exercised under various stock options plans of the Company:

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
Year Ended December 31	Stock Options	Exercise Price	Stock Options	Exercise Price	Stock Options	Exercise Price

Stock option plans
Number outstanding at beginning of year	201,610,265	$22.58	153,396,226	$22.80	153,163,030	$22.74
Granted	29,742,189	21.81	65,144,310	21.25	22,633,170	19.64
Assumed/converted	—	—	8,669,285	16.40	447,341	6.85
Exercised	(9,594,213)	13.26	(12,775,067)	13.44	(10,017,357)	11.02
Cancelled	(15,505,651)	24.18	(12,824,489)	23.29	(12,829,958)	19.91

Number outstanding at end of year	206,252,590	$22.77	201,610,265	$22.58	153,396,226	$22.80
Exercisable at end of year	123,195,273	$23.63	117,534,343	$22.36	68,870,745	$19.78

Restricted share plans
Number outstanding at beginning of year	2,177,588		6,377,137		4,212,954
Granted	806,355		1,021,887		4,110,440
Assumed/converted	—		298,988		—
Cancelled/vested	(703,886)		(5,520,424)		(1,946,257)

Number outstanding at end of year	2,280,057		2,177,588		6,377,137

Weighted-average fair value of shares granted		$7.03		$6.76		$6.32

Additional information regarding options outstanding as of December 31, 2002, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$.84 — $10.00	5,408,016	1.9	$6.19	5,395,464	$6.18
$10.01 — $15.00	6,161,409	4.6	11.84	5,138,594	11.62
$15.01 — $20.00	45,564,059	7.8	18.73	21,752,900	18.23
$20.01 — $25.00	87,344,126	8.1	22.49	32,845,987	22.79
$25.01 — $30.00	54,953,364	6.0	28.17	51,325,867	28.26
$30.01 — $35.00	6,005,278	5.4	32.56	5,920,123	32.56
$35.01 — $37.20	816,338	5.5	35.79	816,338	35.79

	206,252,590	7.1	$22.77	123,195,273	$23.63

  Pro forma information regarding net income and earnings per share is required under Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and has been determined as if the Company accounted for its employee stock option plans under the fair value method of SFAS 123. The fair value of options was estimated at the grant date using a Black-Scholes option pricing model. Option valuation models require use of highly subjective assumptions. Also, employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options.

92 U.S. Bancorp

     The pro forma disclosures include options granted through December 31, 2002, and are not likely to be representative of the pro forma disclosures for future years. The estimated fair value of the options is amortized to expense over the options’ respective vesting periods.

The following table shows proforma compensation expense, net income and earnings per share adjusted for the impact of following SFAS 123 for stock-based compensation.

	Year Ended December 31,

(Dollars in Million, Except Per Share Data)	2002	2001(a)	2000

Reported compensation expense	$2,776.9	$2,713.3	$2,826.9
Stock-based compensation	198.5	361.4	193.5

Proforma compensation expense	$2,975.4	$3,074.7	$3,020.4

Reported net income	$3,289.2	$1,706.5	$2,875.6
Stock-based compensation, net of tax	(121.1)	(227.6)	(123.5)

Proforma net income	$3,168.1	$1,478.9	$2,752.1

Earnings per share
Reported net income	$1.72	$.89	$1.51
Stock-based compensation, net of tax	(.07)	(.12)	(.07)

Proforma net income	$1.65	$.77	$1.44

Diluted earnings per share
Reported net income	$1.71	$.88	$1.50
Stock-based compensation, net of tax	(.07)	(.12)	(.07)

Proforma net income	$1.64	$.76	$1.43

(a)	Pro forma earnings per share for 2001 was impacted by changes in control provisions that accelerated the vesting of stock options granted to USBM employees.

			2000

Weighted-average assumptions in option valuation	2002	2001	Firstar	USBM

Risk-free interest rates	3.3%	4.6%	5.4%	6.1%
Dividend yields	3.0%	3.0%	2.5%	3.0%
Stock volatility factor	.41	.42	.37	.37
Expected life of options (in years)	6.0	4.5	2.5-5.5	4.7

U.S. Bancorp  93

Note 20	Income Taxes

The components of income tax expense were:

(Dollars in Millions)	2002	2001	2000

Federal
Current	$1,273.5	$979.9	$996.1
Deferred	316.6	(164.5)	324.5

Federal income tax	1,590.1	815.4	1,320.6

State
Current	144.9	131.8	159.0
Deferred	41.3	(19.5)	32.6

State income tax	186.2	112.3	191.6

Total income tax provision	$1,776.3	$927.7	$1,512.2

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

(Dollars in Millions)	2002	2001	2000

Tax at statutory rate (35%)	$1,785.9	$922.0	$1,535.8
State income tax, at statutory rates, net of federal tax benefit	121.0	73.0	124.5
Tax effect of
Tax-exempt interest, net	(28.6)	(38.9)	(56.0)
Amortization of nondeductible goodwill	—	88.1	91.6
Tax credits	(85.5)	(69.4)	(62.7)
Nondeductible merger charges	5.0	52.5	4.9
Sale of preferred minority interest	—	—	(50.0)
Other items	(21.5)	(99.6)	(75.9)

Applicable income taxes	$1,776.3	$927.7	$1,512.2

     The tax effects of fair value adjustments on securities available-for-sale, derivative instruments in cash flow hedges and certain tax benefits related to stock options are recorded directly to shareholders’ equity as part of other comprehensive income.
     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax liability as of December 31 were:

(Dollars in Millions)	2002	2001

Deferred tax assets
Allowance for credit losses	$961.0	$1,043.9
Pension and postretirement benefits	62.8	59.5
Federal AMT credits and capital losses	48.6	22.0
Real estate and other asset basis differences	39.1	32.6
State and federal operating loss carryforwards	34.9	24.4
Other deferred tax assets, net	487.4	234.0

Gross deferred tax assets	1,633.8	1,416.4

Deferred tax liabilities
Leasing activities	(2,292.2)	(1,642.5)
Securities available-for-sale and financial instruments	(478.8)	(59.7)
Accelerated depreciation	(104.4)	(117.7)
Deferred fees	(70.6)	(49.2)
Accrued severance, pension and retirement benefits	(65.0)	2.2
Other investment basis differences	(37.2)	(32.5)
Other deferred tax liabilities, net	(248.7)	(73.6)

Gross deferred tax liabilities	(3,296.9)	(1,973.0)
Valuation allowance	(1.0)	(16.6)

Net deferred tax liability	$(1,664.1)	$(573.2)

94 U.S. Bancorp

The Company has established a valuation allowance to offset deferred tax assets related to state net operating loss carryforwards of approximately $553 million, which expire at various times through 2016.

     Certain events covered by Internal Revenue Code section 593(e), which was not repealed, will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 2002, retained earnings included approximately $101.8 million of base year reserves for which no deferred federal income tax liability has been recognized.

Note 21	Derivative Instruments

In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate and prepayment risk and to accommodate the business requirements of its customers. The Company does not enter into derivative transactions for speculative purposes. Refer to Note 1 “Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of the Company’s accounting policies for derivative instruments. For information related to derivative positions held for asset and liability management purposes and customer-related derivative positions, see Table 17 “Derivative Positions,” included in Management’s Discussion and Analysis, which is incorporated by reference in these Notes to Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT POSITIONS

Cash Flow Hedges The Company has $15.9 billion of designated cash flow hedges at December 31, 2002. These derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. All cash flow hedges are highly effective for the year ended December 31, 2002, and the change in fair value attributed to hedge ineffectiveness was not material.

     At December 31, 2002 and 2001, accumulated other comprehensive income included a deferred after-tax net gain of $309.9 million and $98.3 million, respectively, related to derivatives used to hedge cash flows. The unrealized gain will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The occurrence of these related cash flows and hedged transactions remains probable. The estimated amount of after-tax gain to be reclassified from accumulated other comprehensive income into earnings during 2003 is $61.0 million, which includes gains related to hedges that were terminated early when the forecasted transactions are still probable.

Fair Value Hedges The Company has $12.3 billion of designated fair value hedges at December 31, 2002. These derivatives are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, trust preferred stock, and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgages loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

     All fair value hedges are considered highly effective for the year ended December 31, 2002. The change in fair value attributed to hedge ineffectiveness was a gain of $39.4 million related to the Company’s mortgage loans held for sale and its 2002 production volume of $23.2 billion.

Other Asset and Liability Management Derivative Positions The Company has derivative positions that are used for interest rate risk and other risk management purposes but are not designated as cash flow hedges or fair value hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” At December 31, 2002, the Company had $3.0 billion forward commitments to sell residential mortgage loans to hedge the Company’s interest rate risk related to $2.9 billion of unfunded residential mortgage loan commitments. Gains and losses on mortgage banking derivatives and the unfunded loan commitments are included in mortgage banking revenue on the income statement.

CUSTOMER-RELATED POSITIONS

The Company acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. At December 31, 2002, the Company had $15.9 billion of aggregate customer derivative positions, including $8.9 billion of interest rate swaps, caps and floors and $7.0 billion of foreign exchange rate contracts. The Company minimizes its market and liquidity risks by taking substantially similar offsetting positions. Gains or losses on customer-related transactions were not significant for the year ended December 31, 2002.

U.S. Bancorp  95

Note 22	Fair Values of Financial Instruments

Due to the nature of its business and its customers’ needs, the Company offers a large number of financial instruments, most of which are not actively traded. When market quotes are unavailable, valuation techniques including discounted cash flow calculations and pricing models or services are used. The Company also uses various aggregation methods and assumptions, such as the discount rate and cash flow timing and amounts. As a result, the fair value estimates can neither be substantiated by independent market comparisons, nor realized by the immediate sale or settlement of the financial instrument. Also, the estimates reflect a point in time and could change significantly based on changes in economic factors, such as interest rates. Furthermore, the disclosure of certain financial and nonfinancial assets and liabilities are not required. Finally, the fair value disclosure is not intended to estimate a market value of the Company as a whole. A summary of the Company’s valuation techniques and assumptions follows.

Cash and Cash Equivalents The carrying value of cash, amounts due from banks, federal funds sold and securities purchased under resale agreements was assumed to approximate fair value.

Securities Generally, trading securities and investment securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

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

Long-term Debt and Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company The estimated fair value of medium-term notes, bank notes, Federal Home Loan Bank advances, capital lease obligations and mortgage note obligations estimated fair value was determined using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. Other long-term debt instruments and company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company were valued using available market quotes.

Interest Rate Swaps, Basis Swaps and Options The interest rate options and swap cash flows were estimated using a third-party pricing model and discounted based on appropriate LIBOR, eurodollar futures, swap and treasury note yield curves.

Loan Commitments, Letters of Credit and Guarantees The fair value of commitments, letters of credit and guarantees represents the estimated costs to terminate or otherwise settle the obligations with a third-party. Residential mortgage commitments are actively traded and the fair value is estimated using available market quotes. Other loan commitments, letters of credit and guarantees are not actively traded. Substantially all of these commitments have floating rates and do not expose the Company to interest rate risk assuming no premium or discount was ascribed to loan commitments because funding could occur at market rates. The Company estimates the fair value of loan commitments, letters of credit and guarantees based on the related amount of unamortized deferred commitment fees adjusted for the probable losses for these arrangements.

96 U.S. Bancorp

The estimated fair values of the Company’s financial instruments at December 31 are shown in the table below.

	2002		2001

	Carrying	Fair	Carrying	Fair
December 31 (Dollars in Millions)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$11,192	$11,192	$9,745	$9,745
Trading securities	898	898	982	982
Investment securities	28,488	28,495	26,608	26,615
Loans held for sale	4,159	4,159	2,820	2,820
Loans	113,829	115,341	111,948	112,236

Total financial assets	158,566	$160,085	152,103	$152,398

Nonfinancial assets	21,461		19,287

Total assets	$180,027		$171,390

Financial Liabilities
Deposits	$115,534	$116,039	$105,219	$105,561
Short-term borrowings	7,806	7,806	14,670	14,670
Long-term debt	28,588	29,161	25,716	25,801
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,994	3,055	2,826	2,915

Total financial liabilities	154,922	$156,061	148,431	$148,947

Nonfinancial liabilities	7,004		6,498
Shareholders’ equity	18,101		16,461

Total liabilities and shareholders’ equity	$180,027		$171,390

Derivative Positions
Asset and liability management positions
Interest Rate Swaps	$1,438	$1,438	$328	$328
Forward commitments to sell residential mortgages	(80)	(80)	72	72
Customer-related positions
Interest rate contracts	22	22	10	10
Foreign exchange contracts	1	1	2	2

     The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit is $240 million. The carrying value of other guarantees is $162 million.

Note 23	Commitments and Contingent Liabilities

COMMITMENTS TO EXTEND CREDIT

Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company’s exposure to credit loss, in the event of default by the borrower. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management’s credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.

LETTERS OF CREDIT

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding

U.S. Bancorp  97

commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at December 31, 2002, is approximately $9.1 billion with a weighted average term of approximately 25 months.

The contract or notional amounts of commitments to extend credit and letters of credit at December 31, 2002, were as follows:

	Less Than	After
(Dollars in Millions)	One Year	One Year	Total

Commitments to extend credit
Commercial	$19,798	$28,957	$48,755
Corporate and purchasing cards	20,538	2,946	23,484
Consumer credit cards	22,002	—	22,002
Other consumer	2,099	8,176	10,275
Letters of credit
Standby	4,277	4,834	9,111
Commercial	436	23	459

LEASE COMMITMENTS

Rental expense for operating leases amounted to $148.0 million in 2002, $165.2 million in 2001 and $219.3 million in 2000. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2002:

	Capitalized	Operating
(Dollars in Millions)	Leases	Leases

2003	$9.2	$357.6
2004	8.1	206.5
2005	6.9	142.8
2006	6.3	319.7
2007	6.3	101.8
Thereafter	44.9	502.7

Total minimum lease payments	$81.7	$1,631.1

Less amount representing interest	33.1

Present value of net minimum lease payments	$48.6

GUARANTEES

Guarantees are contingent commitments issued by the Company to customers or other third parties. The Company’s guarantees primarily include parent guarantees related to subsidiaries’ third-party borrowing arrangements; third-party performance guarantees inherent in the Company’s business operations such as indemnified securities lending programs and merchant charge-backs guarantees; indemnification or buy-back provisions related to certain asset sales; synthetic lease guarantees; and contingent consideration arrangements related to acquisitions. For certain guarantees, the Company has recorded a liability related to the potential obligation, or has access to collateral to support the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees.

Third-Party Borrowing Arrangements The Company provides guarantees to third parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2014. The maximum potential future payments guaranteed by the Company under these arrangements is approximately $1.5 billion at December 31, 2002. The Company’s recorded liabilities as of December 31, 2002 include $32.4 million representing outstanding amounts owed to these third parties and required to be recorded on balance sheet in accordance with generally accepted accounting principles. The guaranteed operating lease payments are also included in the disclosed minimum lease obligations.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements is approximately $9.7 billion at December 31, 2002, and represents the market value of the securities lent to third parties. At December 31, 2002, the Company held assets with a market value of $10.0 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third parties in connection with the sale of certain assets, primarily loan portfolios and low income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements is

98 U.S. Bancorp

approximately $1.4 billion at December 31, 2002 and represents the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse to the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy back guarantees.

Synthetic Leases Certain of the Company’s operating lease arrangements involve third party lessors that acquire business assets through leveraged financing structures commonly referred to as “synthetic leases.” The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $403.0 million at December 31, 2002. Based on the estimated fair value of assets held by the structures, the liability for this guarantee was not significant at December 31, 2002. The minimum lease payments under these operating leases are included in the Company’s disclosure of minimum lease payment obligations.

Merchant Processing The Company, through its subsidiary NOVA Information Systems, Inc., provides merchant processing services. Under the rules of credit card associations, a merchant processor retains a contingent liability for credit card transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In this situation, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.

     A cardholder, through its issuing bank, generally has until the later of up to four months after the date the transaction is processed or the receipt of the product or service to present a chargeback to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid chargeback transactions at any given time. Management estimates that the maximum potential exposure for chargebacks would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months of 2002, this amount totaled approximately $34.2 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At December 31, 2002, the Company held as collateral $24.3 million of merchant escrow deposits.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the chargeback provisions. Chargeback risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At December 31, 2002, the value of future delivery airline tickets purchased was approximately $1.0 billion and the Company held collateral of $144.3 million in escrow deposits and lines of credit related to airline customer transactions.
     In the normal course of business, the Company has unresolved chargebacks that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved chargebacks and its historical experience loss experience. At December 31, 2002, the Company recorded a liability for potential losses of $16.0 million.

Contingent Consideration Arrangements The Company has contingent payment obligations related to certain business combination transactions. Payments are guaranteed as long as certain post-acquisition performance-based criteria are met. At December 31, 2002, the maximum potential future payments guaranteed by the Company under these arrangements is approximately $78.7 million and primarily represents contingent payments related to the acquisition of the Corporate Trust business of State Street Bank on December 31, 2002 and are payable within 12 to 18 months.

U.S. Bancorp  99

Other Guarantees The Company provides liquidity and credit enhancement facilities to two Company-sponsored conduits, as more fully described in Note 9 — Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements is approximately $13.7 billion. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facilities was $56.1 million at December 31, 2002 and is included in other liabilities.

     The Company guarantees payments to certain certificate holders of Company-sponsored investment trusts with varying termination dates extending through September 1, 2004. The maximum potential future payments guaranteed by the Company under these arrangements is approximately $61.1 million. The Company has a recorded liability of $56.0 million at December 31, 2002, holds $17.3 million in cash collateral and has other contractual sources of recourse available to it including guarantees from third parties and the underlying assets held by the investment trusts.

OTHER CONTINGENT LIABILITIES

In connection with the industry-wide investigations of research analyst independence issues, the Company’s brokerage and investment banking business line recognized a $50.0 million litigation charge in 2002 which included a settlement with certain governmental and regulatory agencies of $25.0 million for investment banking regulatory matters and $7.5 million for funding independent analyst research for its customers.

     The Company is subject to various other litigation, investigations and legal and administrative cases and proceedings that arise in the ordinary course of its businesses. Due to their complex nature, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, the Company believes that the aggregate amount of such liabilities, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

100 U.S. Bancorp

Note 24	U.S. Bancorp (Parent Company)

Condensed Balance Sheet

December 31 (Dollars in Millions)	2002	2001

Assets
Deposits with subsidiary banks, principally interest-bearing	$5,869	$3,184
Available-for-sale securities	118	189
Investments in
Bank affiliates	17,954	17,907
Nonbank affiliates	1,598	1,291
Advances to
Bank affiliates	100	1,214
Nonbank affiliates	266	928
Other assets	2,294	2,258

Total assets	$28,199	$26,971

Liabilities and Shareholders’ Equity
Short-term funds borrowed	$380	$452
Advances from subsidiaries	117	69
Long-term debt	5,695	6,074
Junior subordinated debentures issued to subsidiary trusts	2,990	2,990
Other liabilities	916	925
Shareholders’ equity	18,101	16,461

Total liabilities and shareholders’ equity	$28,199	$26,971

Condensed Statement of Income

Year Ended December 31 (Dollars in Millions)	2002	2001	2000

Income
Dividends from bank subsidiaries	$3,140.0	$1,300.1	$3,010.5
Dividends from nonbank subsidiaries	15.2	10.1	17.3
Interest from subsidiaries	96.9	272.8	234.8
Service and management fees from subsidiaries	38.5	221.8	246.0
Other income	16.0	21.0	217.0

Total income	3,306.6	1,825.8	3,725.6

Expenses
Interest on short-term funds borrowed	8.9	18.5	19.3
Interest on long-term debt	126.8	318.5	441.7
Interest on junior subordinated debentures issued to subsidiary trusts	214.1	141.7	111.3
Merger and restructuring-related charges	6.7	49.5	21.3
Other expenses	76.0	322.5	225.2

Total expenses	432.5	850.7	818.8

Income before income taxes and equity in undistributed income of subsidiaries	2,874.1	975.1	2,906.8
Income tax credit	(84.6)	(102.4)	(34.0)

Income of parent company	2,958.7	1,077.5	2,940.8
Equity (deficiency) in undistributed income of subsidiaries	330.5	629.0	(65.2)

Net income	$3,289.2	$1,706.5	$2,875.6

U.S. Bancorp  101

Condensed Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)	2002	2001	2000

Operating Activities
Net income	$3,289.2	$1,706.5	$2,875.6
Adjustments to reconcile net income to net cash provided by operating activities
(Equity) deficiency in undistributed income of subsidiaries	(330.5)	(629.0)	65.2
(Gain) loss on sales of securities, net	(8.6)	(8.2)	4.1
Depreciation and amortization of premises and equipment	8.4	8.7	51.7
Other, net	44.0	71.2	(386.8)

Net cash provided by (used in) operating activities	3,002.5	1,149.2	2,609.8

Investing Activities
Proceeds from sales and maturities of investment securities	113.1	254.9	92.2
Purchases of investment securities	(52.9)	(73.5)	(59.4)
Investments in subsidiaries	(536.4)	(1,941.0)	(4.6)
Equity distributions from subsidiaries	1,200.0	600.0	—
Net (increase) decrease in short-term advances to affiliates	415.1	190.4	122.8
Long-term advances to affiliates	(410.0)	(1,144.0)	(1,314.8)
Principal collected on long-term advances to affiliates	1,770.0	2,713.2	203.0
Other, net	44.5	34.7	46.3

Net cash provided by (used in) investing activities	2,543.4	634.7	(914.5)

Financing Activities
Net increase (decrease) in short-term advances from subsidiaries	48.4	(10.6)	(15.6)
Net increase (decrease) in short-term borrowings	(72.3)	228.9	53.3
Principal payments on long-term debt	(2,537.5)	(1,612.8)	(613.1)
Proceeds from issuance of long-term debt	2,075.0	1,100.0	1,792.5
Proceeds from issuance of junior subordinated debentures to subsidiary trusts	—	1,546.4	—
Proceeds from issuance of common stock	147.0	136.4	210.0
Repurchase of common stock	(1,040.4)	(467.9)	(1,182.2)
Cash dividends paid	(1,480.7)	(1,235.1)	(1,271.3)

Net cash provided by (used in) financing activities	(2,860.5)	(314.7)	(1,026.4)

Change in cash and cash equivalents	2,685.4	1,469.2	668.9
Cash and cash equivalents at beginning of year	3,183.6	1,714.4	1,045.5

Cash and cash equivalents at end of year	$5,869.0	$3,183.6	$1,714.4

     Transfer of funds (dividends, loans or advances) from bank subsidiaries to the Company is restricted. Federal law prohibits loans unless they are secured and generally limits any loan to the Company or individual affiliate to 10 percent of the bank’s equity. In aggregate, loans to the Company and all affiliates cannot exceed 20 percent of the bank’s equity.

     Dividend payments to the Company by its subsidiary banks are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years or if the bank’s retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency’s minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval. The amount of dividends available to the parent company from the bank subsidiaries at December 31, 2002, was approximately $614 million.

102 U.S. Bancorp

Note 25	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

Year Ended December 31 (Dollars in Millions)	2002	2001	2000

Income taxes paid	$1,129.5	$658.1	$1,046.5
Interest paid	2,890.1	5,092.2	5,686.3
Net noncash transfers to foreclosed property	89.5	59.9	94.3

Acquisitions and divestitures
Assets acquired	$2,068.9	$1,150.8	$3,314.6
Liabilities assumed	(3,821.9)	(509.0)	(3,755.9)

Net	$(1,753.0)	$641.8	$(441.3)

Money Market Investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments were comprised of the following components at December 31:

(Dollars in Millions)	2002	2001

Interest-bearing deposits	$102	$104
Federal funds sold	61	123
Securities purchased under agreements to resell	271	398

Total money market investments	$434	$625

Regulatory Capital The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the “well capitalized” designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 2002 and 2001, for the Company and its bank subsidiaries, see Table 20 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp  103

U.S. Bancorp
Consolidated Balance Sheet — Five-Year Summary

						% Change
December 31 (Dollars in Millions)	2002	2001	2000	1999	1998	2001-2002

Assets
Cash and due from banks	$10,758	$9,120	$8,475	$7,324	$8,882	18.0%
Money market investments	434	625	657	1,934	1,039	(30.6)
Trading securities	898	982	753	617	666	(8.6)
Held-to-maturity securities	233	299	252	194	233	(22.1)
Available-for-sale securities	28,255	26,309	17,390	17,255	20,732	7.4
Loans held for sale	4,159	2,820	764	670	1,794	47.5
Loans	116,251	114,405	122,365	113,229	106,958	1.6
Less allowance for credit losses	2,422	2,457	1,787	1,710	1,706	(1.4)

Net loans	113,829	111,948	120,578	111,519	105,252	1.7
Other assets	21,461	19,287	16,052	14,805	12,116	11.3

Total assets	$180,027	$171,390	$164,921	$154,318	$150,714	5.0%

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$35,106	$31,212	$26,633	$26,350	$27,479	12.5%
Interest-bearing	80,428	74,007	82,902	77,067	76,867	8.7

Total deposits	115,534	105,219	109,535	103,417	104,346	9.8
Short-term borrowings	7,806	14,670	11,833	10,558	10,011	(46.8)
Long-term debt	28,588	25,716	21,876	21,027	18,679	11.2
Company-obligated mandatorily redeemable preferred securities	2,994	2,826	1,400	1,400	1,400	5.9
Other liabilities	7,004	6,498	5,109	3,969	3,704	7.8

Total liabilities	161,926	154,929	149,753	140,371	138,140	4.5
Shareholders’ equity	18,101	16,461	15,168	13,947	12,574	10.0

Total liabilities and shareholders’ equity	$180,027	$171,390	$164,921	$154,318	$150,714	5.0%

104 U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income — Five-Year Summary

						% Change
Year Ended December 31 (Dollars in Millions)	2002	2001	2000	1999	1998	2001-2002

Interest Income
Loans	$7,743.6	$9,413.7	$10,519.3	$9,078.0	$8,802.0	(17.7)%
Loans held for sale	170.6	146.9	102.1	103.9	91.9	16.1
Investment securities
Taxable	1,438.2	1,206.1	1,008.3	1,047.1	1,179.5	19.2
Non-taxable	46.1	89.5	140.6	150.1	158.2	(48.5)
Money market investments	10.6	26.6	53.9	44.9	63.0	(60.2)
Trading securities	37.1	57.5	53.7	45.0	25.6	(35.5)
Other interest income	107.5	101.6	151.4	113.0	88.2	5.8

Total interest income	9,553.7	11,041.9	12,029.3	10,582.0	10,408.4	(13.5)

Interest Expense
Deposits	1,485.3	2,828.1	3,618.8	2,970.0	3,234.7	(47.5)
Short-term borrowings	249.4	534.1	781.7	582.4	594.7	(53.3)
Long-term debt	842.7	1,184.8	1,511.7	1,126.9	926.5	(28.9)
Company-obligated mandatorily redeemable preferred securities	136.6	127.8	110.7	111.0	103.8	6.9

Total interest expense	2,714.0	4,674.8	6,022.9	4,790.3	4,859.7	(41.9)

Net interest income	6,839.7	6,367.1	6,006.4	5,791.7	5,548.7	7.4
Provision for credit losses	1,349.0	2,528.8	828.0	646.0	491.3	(46.7)

Net interest income after provision for credit losses	5,490.7	3,838.3	5,178.4	5,145.7	5,057.4	43.1

Noninterest Income
Credit and debit card revenue	517.0	465.9	431.0	*	*	11.0
Corporate payment products revenue	325.7	297.7	299.2	*	*	9.4
ATM processing services	136.9	130.6	141.9	*	*	4.8
Merchant processing services	567.3	308.9	120.0	*	*	83.7
Credit card and payment processing revenue	*	*	*	837.8	748.0	*
Trust and investment management fees	899.1	894.4	926.2	887.1	788.3	.5
Deposit service charges	714.0	667.3	555.6	501.1	470.3	7.0
Cash management fees	416.9	347.3	292.4	280.6	242.0	20.0
Commercial products revenue	479.2	437.4	350.0	260.7	138.5	9.6
Mortgage banking revenue	330.2	234.0	189.9	190.4	244.6	41.1
Trading account profits and commissions	206.5	221.6	258.4	222.4	130.3	(6.8)
Investment products fees and commissions	428.9	460.1	466.6	450.8	306.9	(6.8)
Investment banking revenue	207.4	258.2	360.3	246.6	100.4	(19.7)
Securities gains, net	299.9	329.1	8.1	13.2	29.1	(8.9)
Merger and restructuring-related gains	—	62.2	—	—	48.1	**
Other	339.6	286.4	526.8	398.9	419.8	18.6

Total noninterest income	5,868.6	5,401.1	4,926.4	4,289.6	3,666.3	8.7

Noninterest Expense
Salaries	2,409.2	2,347.1	2,427.1	2,355.3	2,196.7	2.6
Employee benefits	367.7	366.2	399.8	410.1	424.9	.4
Net occupancy	409.3	417.9	396.9	371.8	356.9	(2.1)
Furniture and equipment	306.0	305.5	308.2	307.9	314.1	.2
Communication	183.8	181.4	138.8	123.4	114.2	1.3
Postage	178.4	179.8	174.5	170.7	155.4	(.8)
Goodwill	—	251.1	235.0	175.8	176.0	**
Other intangible assets	553.0	278.4	157.3	154.0	125.8	98.6
Merger and restructuring-related charges	324.1	946.4	348.7	532.8	593.8	(65.8)
Other	1,525.1	1,331.4	1,130.7	1,059.5	965.6	14.5

Total noninterest expense	6,256.6	6,605.2	5,717.0	5,661.3	5,423.4	(5.3)

Income before income taxes and cumulative effect of change in accounting principles	5,102.7	2,634.2	4,387.8	3,774.0	3,300.3	93.7
Applicable income taxes	1,776.3	927.7	1,512.2	1,392.2	1,167.4	91.5

Income before cumulative effect of change in accounting principles	3,326.4	1,706.5	2,875.6	2,381.8	2,132.9	94.9
Cumulative effect of change in accounting principles	(37.2)	—	—	—	—	**

Net income	$3,289.2	$1,706.5	$2,875.6	$2,381.8	$2,132.9	92.7%

*	Information for 1999 and 1998 was classified as credit card and payment processing revenue. The current classifications are not available.

**	Not meaningful

U.S. Bancorp  105

U.S. Bancorp
Quarterly Consolidated Financial Data

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in Millions, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income
Loans	$1,931.9	$1,936.9	$1,961.2	$1,913.6	$2,651.1	$2,426.7	$2,275.5	$2,060.4
Loans held for sale	39.2	36.6	37.3	57.5	16.6	25.9	53.9	50.5
Investment securities
Taxable	347.8	346.1	372.2	372.1	253.3	287.8	321.2	343.8
Non-taxable	13.2	11.7	10.9	10.3	31.2	27.8	15.9	14.6
Money market investments	3.3	2.2	3.3	1.8	8.9	7.4	6.3	4.0
Trading securities	8.2	9.4	9.7	9.8	15.9	14.1	11.2	16.3
Other interest income	19.0	32.7	25.4	30.4	32.0	26.1	24.3	19.2

Total interest income	2,362.6	2,375.6	2,420.0	2,395.5	3,009.0	2,815.8	2,708.3	2,508.8

Interest Expense
Deposits	395.5	375.8	370.3	343.7	883.7	783.0	670.0	491.4
Short-term borrowings	78.9	68.3	56.4	45.8	186.2	124.4	122.9	100.6
Long-term debt	192.1	216.8	226.8	207.0	366.1	318.0	282.8	217.9
Company-obligated mandatorily redeemable preferred securities	34.8	33.9	34.7	33.2	27.2	32.4	33.6	34.6

Total interest expense	701.3	694.8	688.2	629.7	1,463.2	1,257.8	1,109.3	844.5

Net interest income	1,661.3	1,680.8	1,731.8	1,765.8	1,545.8	1,558.0	1,599.0	1,664.3
Provision for credit losses	335.0	335.0	330.0	349.0	532.4	441.3	1,289.3	265.8

Net interest income after provision for credit losses	1,326.3	1,345.8	1,401.8	1,416.8	1,013.4	1,116.7	309.7	1,398.5

Noninterest Income
Credit and debit card revenue	109.3	131.2	132.8	143.7	109.0	118.8	116.8	121.3
Corporate payment products revenue	75.2	82.5	87.6	80.4	78.8	77.4	73.1	68.4
ATM processing services	30.9	33.5	36.7	35.8	31.6	33.0	32.8	33.2
Merchant processing services	133.6	144.4	147.3	142.0	30.3	31.4	108.0	139.2
Trust and investment management fees	224.3	234.9	225.2	214.7	225.0	228.0	226.2	215.2
Deposit service charges	155.7	173.3	192.7	192.3	147.7	177.9	170.1	171.6
Cash management fees	104.2	104.3	105.8	102.6	76.8	84.9	89.7	95.9
Commercial products revenue	122.2	123.7	125.0	108.3	88.2	107.4	108.7	133.1
Mortgage banking revenue	52.0	78.0	111.8	88.4	48.2	57.0	60.3	68.5
Trading account profits and commissions	49.9	49.5	52.6	54.5	71.9	55.8	43.6	50.3
Investment products fees and commissions	111.1	107.4	105.0	105.4	125.7	114.2	108.0	112.2
Investment banking revenue	53.2	70.5	35.7	48.0	60.2	71.1	56.9	70.0
Securities gains, net	44.1	30.6	119.0	106.2	216.0	31.3	59.8	22.0
Merger and restructuring-related gains	—	—	—	—	—	62.2	—	—
Other	61.2	73.5	81.1	123.8	101.3	87.4	64.4	33.3

Total noninterest income	1,326.9	1,437.3	1,558.3	1,546.1	1,410.7	1,337.8	1,318.4	1,334.2

Noninterest Expense
Salaries	588.3	607.6	606.0	607.3	590.5	570.5	580.3	605.8
Employee benefits	96.4	91.1	93.8	86.4	108.1	90.7	85.4	82.0
Net occupancy	100.1	101.8	103.2	104.2	110.1	101.4	102.5	103.9
Furniture and equipment	76.9	77.0	75.7	76.4	76.9	74.9	74.9	78.8
Communication	45.7	44.1	46.6	47.4	38.7	50.3	49.4	43.0
Postage	46.6	44.4	44.3	43.1	46.9	43.8	44.7	44.4
Goodwill	—	—	—	—	67.8	58.6	62.3	62.4
Other intangible assets	80.2	104.7	211.4	156.7	46.6	54.0	84.8	93.0
Merger and restructuring-related charges	74.2	71.6	70.4	107.9	404.2	252.8	148.8	140.6
Other	328.4	378.1	388.9	429.7	308.7	297.7	334.4	390.6

Total noninterest expense	1,436.8	1,520.4	1,640.3	1,659.1	1,798.5	1,594.7	1,567.5	1,644.5

Income before income taxes and cumulative effect of change in accounting principles	1,216.4	1,262.7	1,319.8	1,303.8	625.6	859.8	60.6	1,088.2
Applicable income taxes	423.2	439.6	459.5	454.0	215.5	297.5	21.9	392.8

Income before cumulative effect of change in accounting principles	793.2	823.1	860.3	849.8	410.1	562.3	38.7	695.4
Cumulative effect of change in accounting principles	(37.2)	—	—	—	—	—	—	—

Net income	$756.0	$823.1	$860.3	$849.8	$410.1	$562.3	$38.7	$695.4

Earnings per share	$.39	$.43	$.45	$.44	$.22	$.30	$.02	$.36
Diluted earnings per share	$.39	$.43	$.45	$.44	$.21	$.29	$.02	$.36

106 U.S. Bancorp

U.S. Bancorp
Supplemental Financial Data

Earnings Per Share Summary	2002	2001	2000	1999	1998

Earnings per share before cumulative effect of change in accounting principles	$1.74	$.89	$1.51	$1.25	$1.12
Cumulative effect of change in accounting principles	(.02)	—	—	—	—

Earnings per share	$1.72	$.89	$1.51	$1.25	$1.12

Diluted earnings per share before cumulative effect of change in accounting principles	$1.73	$.88	$1.50	$1.23	$1.10
Cumulative effect of change in accounting principles	(.02)	—	—	—	—

Diluted earnings per share	$1.71	$.88	$1.50	$1.23	$1.10

Ratios

Return on average assets	1.91%	1.03%	1.81%	1.59%	1.49%
Return on average equity	19.4	10.5	20.0	18.0	17.2
Average total equity to average assets	9.9	9.8	9.1	8.8	8.7
Dividends per share to net income per share	45.3	84.3	43.0	36.8	29.5

Other Statistics (Dollars and Shares in Millions)

Common shares outstanding (a)	1,917.0	1,951.7	1,902.1	1,928.5	1,903.5
Average common shares outstanding and common stock equivalents
Earnings per share	1,916.0	1,927.9	1,906.0	1,907.8	1,898.8
Diluted earnings per share	1,926.1	1,939.5	1,918.5	1,930.0	1,930.5
Number of shareholders (b)	74,805	76,395	46,052	45,966	17,523
Common dividends declared	$1,488.6	$1,446.5	$1,267.0	$1,090.8	$977.6

(a)	Defined as total common shares less common stock held in treasury at December 31.
(b)	Based on number of common stock shareholders of record at December 31.

Stock Price Range and Dividends

	2002				2001

	Sales Price				Sales Price

			Closing	Dividends			Closing	Dividends
	High	Low	Price	Declared	High	Low	Price	Declared

First quarter	$23.07	$19.02	$22.57	$.195	$26.06	$18.49	$23.20	$.1875
Second quarter	24.50	22.08	23.35	.195	23.60	20.71	22.79	.1875
Third quarter	23.29	17.09	18.58	.195	25.24	18.25	22.18	.1875
Fourth quarter	22.38	16.05	21.22	.195	22.95	16.50	20.93	.1875

The common stock of U.S. Bancorp is traded on the New York Stock Exchange, under the ticker symbol “USB.”

U.S. Bancorp  107

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

Year Ended December 31	2002			2001

	Average		Yields	Average		Yields
(Dollars in Millions)	Balances	Interest	and Rates	Balances	Interest	and Rates

Assets
Money market investments	$665	$10.6	1.60%	$712	$26.6	3.74%
Trading securities	935	40.9	4.38	771	59.3	7.69
Taxable securities	27,892	1,438.2	5.16	20,129	1,206.1	5.99
Non-taxable securities	937	65.3	6.97	1,787	128.9	7.21
Loans held for sale	2,644	170.6	6.45	1,911	146.9	7.69
Loans (b)
Commercial	43,820	2,622.8	5.99	50,072	3,609.3	7.21
Commercial real estate	25,723	1,636.3	6.36	26,081	2,002.7	7.68
Residential mortgages	8,412	595.3	7.08	8,576	658.2	7.67
Retail	36,501	2,902.8	7.95	33,448	3,158.2	9.44

Total loans	114,456	7,757.2	6.78	118,177	9,428.4	7.98

Other earning assets	1,614	107.5	6.66	1,678	101.6	6.05
Allowance for credit losses	2,542			1,979

Total earning assets (c)	149,143	9,590.3	6.43	145,165	11,097.8	7.64
Other assets	25,347			22,758

Total assets	$171,948			$165,944

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$28,715			$25,109
Interest-bearing deposits
Interest checking	15,631	102.3	.65	13,962	203.6	1.46
Money market accounts	25,237	312.8	1.24	24,932	711.0	2.85
Savings accounts	4,928	25.1	.51	4,571	42.5	.93
Time certificates of deposit less than $100,000	19,283	743.4	3.86	23,328	1,241.4	5.32
Time deposits greater than $100,000	11,330	301.7	2.66	13,054	629.6	4.82

Total interest-bearing deposits	76,409	1,485.3	1.94	79,847	2,828.1	3.54
Short-term borrowings	11,304	249.4	2.21	12,980	534.1	4.11
Long-term debt	29,604	842.7	2.85	24,608	1,184.8	4.81
Company-obligated mandatorily redeemable preferred securities	2,904	136.6	4.70	1,955	127.8	6.54

Total interest-bearing liabilities	120,221	2,714.0	2.26	119,390	4,674.8	3.92
Other liabilities	6,049			5,244
Shareholders’ equity	16,963			16,201

Total liabilities and shareholders’ equity	$171,948			$165,944

Net interest income		$6,876.3			$6,423.0

Gross interest margin			4.17%			3.72%

Gross interest margin without taxable-equivalent increments			4.15			3.68

Percent of Earning Assets
Interest income			6.43%			7.64%
Interest expense			1.82			3.22

Net interest margin			4.61			4.42

Net interest margin without taxable-equivalent increments			4.59%			4.38%

(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Before deducting the allowance for credit losses and excluding the unrealized gain (loss) on available-for-sale securities.

108 U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

2000			1999			1998			2001-2002

									% Change
Average		Yields	Average		Yields	Average		Yields	Average
Balances	Interest	and Rates	Balances	Interest	and Rates	Balances	Interest	and Rates	Balances

$931	$53.9	5.79%	$1,082	$44.9	4.15%	$1,170	$63.0	5.38%	(6.6)%
779	57.6	7.39	630	47.8	7.59	428	27.6	6.45	21.3
14,567	1,008.3	6.92	16,301	1,047.1	6.42	17,977	1,179.5	6.56	38.6
2,744	203.1	7.40	2,970	220.6	7.43	3,137	238.2	7.59	(47.6)
1,303	102.1	7.84	1,450	103.9	7.17	1,264	91.9	7.27	38.4
50,062	4,222.6	8.43	43,328	3,261.1	7.53	38,983	3,093.8	7.94	(12.5)
26,040	2,296.9	8.82	23,076	1,922.8	8.33	20,458	1,784.4	8.72	(1.4)
11,207	863.7	7.71	13,890	1,056.3	7.60	15,604	1,208.7	7.75	(1.9)
31,008	3,155.1	10.18	29,344	2,860.8	9.75	27,406	2,744.3	10.01	9.1

118,317	10,538.3	8.91	109,638	9,101.0	8.30	102,451	8,831.2	8.62	(3.1)

1,965	151.4	7.70	1,686	113.0	6.70	1,311	88.2	6.73	(3.8)
1,781			1,709			1,688			28.4

140,606	12,114.7	8.62	133,757	10,678.3	7.98	127,738	10,519.6	8.24	2.7
19,656			18,119			16,837			11.4

$158,481			$150,167			$142,887			3.6

$23,820			$23,556			$23,011			14.4
13,035	270.4	2.07	12,898	231.0	1.79	12,263	230.9	1.88	12.0
22,774	1,000.0	4.39	22,534	842.2	3.74	20,337	825.1	4.06	1.2
5,027	74.0	1.47	5,961	111.9	1.88	6,504	146.7	2.26	7.8
25,861	1,458.3	5.64	26,296	1,322.6	5.03	29,583	1,622.7	5.49	(17.3)
12,909	816.1	6.32	8,675	462.3	5.33	7,242	409.3	5.65	(13.2)

79,606	3,618.8	4.55	76,364	2,970.0	3.89	75,929	3,234.7	4.26	(4.3)
12,586	781.7	6.21	11,707	582.4	4.97	11,102	594.7	5.36	(12.9)
22,410	1,511.7	6.75	20,248	1,126.9	5.57	15,732	926.5	5.89	20.3

1,400	110.7	7.91	1,400	111.0	7.93	1,314	103.8	7.90	48.5

116,002	6,022.9	5.19	109,719	4,790.3	4.37	104,077	4,859.7	4.67	.7
4,294			3,671			3,416			15.4
14,365			13,221			12,383			4.7

$158,481			$150,167			$142,887			3.6%

	$6,091.8			$5,888.0			$5,659.9

		3.43%			3.61%			3.57%

		3.37			3.54			3.48

		8.62%			7.98%			8.24%
		4.29			3.58			3.81

		4.33			4.40			4.43

		4.27%			4.33%			4.34%

U.S. Bancorp  109

Annual Report on Form 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Commission File Number 1-6880

U.S. Bancorp
Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 800 Nicollet Mall
Minneapolis, Minnesota 55402-7014
Telephone: (612) 973-1111

Securities registered pursuant to Section 12(b) of the Act (and listed on the New York Stock Exchange): Common Stock, par value $.01.

     Securities registered pursuant to section 12(g) of the Act: None.
     As of January 31, 2003, U.S. Bancorp had 1,918,338,766 shares of common stock outstanding and 74,980 registered holders of its common stock. The aggregate market value of common stock held by non-affiliates as of June 30, 2002, was approximately $44.3 billion.
     U.S. Bancorp (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the registrant’s definitive proxy statement incorporated by reference in Part III of this Form 10-K and any amendment to this Form 10-K.
     This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements” are incorporated in the Form 10-K.
     The registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Index		Page

Part I
Item 1	Business
	General Business Description	111-112
	Line of Business Financial Performance	53-58
	Website Access to SEC Reports	113
Item 2	Properties	112
Item 3	Legal Proceedings	none
Item 4	Submission of Matters to a Vote of Security Holders	none

Part II
Item 5	Market Price and Dividends for the Registrant’s Common Equity and Related Stockholder Matters	3, 50-51,
86-88, 91-93, 107, 110
Item 6	Selected Financial Data	17-18
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-60
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43-50
Item 8	Financial Statements and Supplementary Data	62-109
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113

Part III
Item 10	Directors and Executive Officers of the Registrant	118-120*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112-113*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Controls and Procedures	60

Part IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	113-114
Signatures		115
Certifications		116-117

*	U.S. Bancorp’s definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled “Report of the Compensation Committee” and “Stock Performance Chart.”

110 U.S. Bancorp

General Business Description U.S. Bancorp is a multi-state financial services holding company headquartered in Minneapolis, Minnesota and was created by the acquisition by Firstar Corporation of the former U.S. Bancorp of Minneapolis, Minnesota. The merger was completed on February 27, 2001, and the combined company retained the U.S. Bancorp name. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, foreign exchange and trust and investment management services. It also engages in credit card services, merchant and automated teller machine (“ATM”) processing, mortgage banking, insurance, brokerage, leasing and investment banking.

     U.S. Bancorp’s banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $376 million to $122 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and within certain niche national venues. Lending services include traditional credit products as well as credit card services, financing and import/export trade, asset-backed lending, agricultural finance and other products. Leasing products are offered through non-bank subsidiaries. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as foreign exchange, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
     Banking and investment services are provided through a network of 2,142 banking offices principally operating in 24 states in the Midwest and West. The Company operates a network of 4,604 branded ATMs and provides 24-hour, seven days-a-week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets.
     The Company is one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. Its wholly owned subsidiary NOVA Information Systems, Inc. provides merchant processing services directly to merchants and through a network of banking affiliations.
     U.S. Bancorp’s other non-banking subsidiaries offer a variety of products and services to the Company’s customers. Its wholly owned subsidiary U.S. Bancorp Piper Jaffray Inc. engages in equity and fixed income trading activities and offers investment banking and underwriting services to corporate and public sector customers. This non-bank subsidiary also provides brokerage products, including securities, mutual funds and annuities, and insurance products to consumers and regionally based businesses through a network of 109 brokerage offices.
     On a full-time equivalent basis, employment during 2002 averaged a total of 51,673 employees.

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

Government Policies The operations of the Company’s various operating units are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the numerous states in which they operate, the United States and foreign governments. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, U.S. Patriot Act and capital adequacy and liquidity constraints imposed by bank regulatory agencies.

Supervision and Regulation As a registered bank holding company and financial holding company under the Bank Holding Company Act, as amended by the Graham-Leach-Bliley Act of 1999, U.S. Bancorp is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System.

     Under the Bank Holding Company Act, a financial holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting other financial activities. U.S. Bancorp must obtain the prior approval of the Federal Reserve Board before acquiring more than 5 percent of the outstanding shares of another bank or bank holding company, and must provide notice to, and in some situations obtain the prior approval of, the Federal Reserve Board in connection with engaging in, or acquiring more than 5 percent of the outstanding shares of a company engaged in, a new financial activity.
     Under the Bank Holding Company Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, U.S. Bancorp may acquire banks throughout

U.S. Bancorp  111

the United States, subject only to state or federal deposit caps and state minimum age requirements.
     National banks are subject to the supervision of, and are examined by, the Comptroller of the Currency. All subsidiary banks of the Company are members of the Federal Deposit Insurance Corporation and are subject to examination by the FDIC. In practice, the primary federal regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other federal regulators. Areas subject to regulation by federal authorities include the allowance for credit losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

Properties U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases seven freestanding operations centers in St. Paul, Portland, Milwaukee and Denver. The Company owns five principal operations centers in Cincinnati, St. Louis, Fargo and Milwaukee. At December 31, 2002, the Company’s subsidiaries owned and operated a total of 1,385 facilities and leased an additional 1,478 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 10 and 23 of the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information The following table summarizes information regarding equity compensation plans in effect as of December 31, 2002.

			Number of securities remaining
	Number of securities to be issued	Weighted-average exercise	available for future issuance under
	upon exercise of outstanding options,	price of outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in the first column) (c)

Equity compensation plans approved by security holders (a)	103,657,787	$20.66	36,441,843
Equity compensation plans not approved by security holders (b)	16,311,199	$22.66	0

Total	119,968,986	$20.93	36,441,843

(a)	Includes shares underlying stock options and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the U.S. Bancorp 2001 Stock Incentive Plan, the U.S. Bancorp 1998 Executive Stock Incentive Plan and the U.S. Bancorp 1991 Executive Stock Incentive Plan. Excludes 87,093,223 shares underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp. Of the excluded shares, 73,117,792 underlie stock options granted under equity compensation plans of the former U.S. Bancorp that were approved by the shareholders of the former U.S. Bancorp.
(b)	All of the identified shares underlie stock options granted to a broad-based employee population pursuant to the U.S. Bancorp 2001 Employee Stock Incentive plan, the Firstar Corporation 1999 Employee Stock Incentive Plan, the Firstar Corporation 1998 Employee Stock Incentive Plan, the Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees and the Star Banc Corporation Starshare 1993 Stock Option Plan for Employees. Under the terms of the Starshare 1993 Stock Option Plan for Employees, any options outstanding under that plan as of January 28, 2003 terminated on that date, and no future options will be granted under that plan.
(c)	No shares are available for the granting of future awards under the U.S. Bancorp 1998 Executive Stock Incentive Plan or the U.S. Bancorp 1991 Executive Stock Incentive plan. The 36,441,843 shares available under the U.S. Bancorp 2001 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 8,746,029 of these shares are available for future grants of awards other than stock options or stock appreciation rights.

     Under the U.S. Bancorp 2001 Employee Stock Incentive Plan (“2001 Plan”), 11,600,000 shares have been authorized for issuance pursuant to the grant of nonqualified stock options to any full-time or part-time employee actively employed by U.S. Bancorp on the grant date, other than individuals eligible to participate in any of the Company’s executive stock incentive plans or in U.S. Bancorp Piper Jaffray Inc.’s annual option plan. As of December 31, 2002, options to purchase an aggregate of 8,054,500 were outstanding under the plan. All options under the plan were granted on February 27, 2001.
     As of December 31, 2002, options to purchase an aggregate of 3,250,230 shares of the Company’s common stock were outstanding under the Firstar Corporation 1999 Employee Stock Incentive Plan (“1999 Plan”). Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.
     As of December 31, 2002, options to purchase an aggregate of 4,377,150 shares of the Company’s common stock were outstanding under the Firstar Corporation 1998 Employee Stock Incentive Plan (“1998 Plan”). Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.
     As of December 31, 2002, options to purchase an aggregate of 601,086 shares of the Company’s common stock were outstanding under the Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees (“1996 Plan”). Under the plan, stock options were granted to each employee of Star Banc Corporation, a predecessor company, other than managers who participated in an executive stock incentive plan.
     No future options will be granted under any of these plans. Under all of the plans, the exercise price of the options equals the fair market value of the underlying common stock on the grant date. All options granted under

112 U.S. Bancorp

the plan have a term of 10 years from the grant date and become exercisable over a period of time set forth in the plan or determined by the committee administering the plan. Options granted under the plan are nontransferable and, during the optionee’s lifetime, are exercisable only by the optionee.
     If an optionee is terminated as a result of his or her gross misconduct or offense, all options terminate immediately, whether or not vested. Under the 2001 Plan, the 1999 Plan and the 1998 Plan, in the event an optionee is terminated immediately following a change in control (as defined in the plans) of U.S. Bancorp, and the termination is due to business needs resulting from the change in control and not as a result of the optionee’s performance or conduct, all of the optionee’s outstanding options will become immediately vested and exercisable as of the date of such termination. Under the 1996 Plan, all outstanding options vest and become exercisable immediately following a change in control.
     If the outstanding shares of common stock of U.S. Bancorp are changed into or exchanged for a different number or kind of shares of stock or other securities as a result of a reorganization, recapitalization, stock dividend, stock split, combination of shares, reclassification, merger, consolidation or similar event, the number of shares underlying outstanding options also may be adjusted. The plans may be terminated, amended or modified by the Board of Directors at any time.

Change in Certifying Accountants In response to the Sarbanes-Oxley Act of 2002, the Audit Committee determined on November 8, 2002, to segregate the internal and external auditing functions performed for U.S. Bancorp in fiscal year 2002 by PricewaterhouseCoopers LLP and appointed Ernst & Young LLP to become the Company’s external auditors following the filing of the Company’s 2002 Annual Report on Form 10-K during the first quarter of 2003. PricewaterhouseCoopers LLP completed the audit of the Company’s financial statements for the year ended December 31, 2002, and will continue to provide internal audit services under the direction of the Company’s internal audit team.

     No report of PricewaterhouseCoopers LLP on the financial statements of U.S. Bancorp for the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. U.S. Bancorp believes that during the most two recent fiscal years, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.
     During the Company’s two most recent fiscal years, the Company did not consult with Ernst & Young LLP on any items regarding the application of accounting principles, the type of audit opinion that might be rendered on the Company’s financial statements, or the subject matter of a disagreement or reportable event (as described in Regulation S-K Item 304(a)(2)).
     U.S. Bancorp reported the change in accountants on Form 8-K on November 14, 2002. The Form 8-K contained a letter from PricewaterhouseCoopers LLP, addressed to the Securities and Exchange Commission, stating that it agreed with the statements concerning PricewaterhouseCoopers LLP in such Form 8-K.

Website Access to SEC Reports U.S. Bancorp’s Internet website can be found at www.usbank.com. U.S. Bancorp makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 159(d) of the Exchange Act, as well as all other reports filed by U.S. Bancorp with the SEC, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Exhibits

Financial Statements Filed	Page

U.S. Bancorp and Subsidiaries Consolidated Financial Statements	62-65
Notes to Consolidated Financial Statements	66-103
Report of Independent Accountants	61

     Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

     During the three months ended December 31, 2002, and through the date of this report, the Company filed the following Current Reports on Form 8-K:
     Form 8-K filed October 16, 2002, relating to third quarter 2002 and anticipated full year 2002 earnings.
     Form 8-K filed November 14, 2002, announcing a change in U.S. Bancorp’s certifying accountants.

U.S. Bancorp  113

     The Company furnished to the SEC on a Form 8-K dated November 14, 2002, certifications by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s quarterly report on Form 10-Q for the third quarter of 2002.
     Form 8-K dated January 21, 2003, relating to the Company’s fourth quarter 2002 financial results.
     Form 8-K dated February 19, 2003, announcing the planned spin-off of U.S. Bancorp’s capital markets business unit.
     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

(1) 3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2000.
(1) 3.2	Restated bylaws, as amended. Filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2001.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]

(1) 4.2	Warrant Agreement, dated as of October 2, 1995, between U.S. Bancorp and
First Chicago Trust Company of New York, as Warrant Agent and Form of Warrant. Filed as Exhibits 4.18 and 4.19 to Registration Statement on Form S-3, File No. 33-61667.
(1)(2) 10.1	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1
to Form 10-K for the year ended December 31, 2001.
(2) 10.2	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan.
(2) 10.3	U.S. Bancorp 1998 Executive Stock Incentive Plan
(2) 10.4	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan.
(2) 10.5	U.S. Bancorp 2001 Employee Stock Incentive Plan.
(2) 10.6	Firstar Corporation 1999 Employee Stock Incentive Plan.
(2) 10.7	Firstar Corporation 1998 Employee Stock Incentive Plan.
(2) 10.8	Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees.
(1)(2) 10.9	U.S. Bancorp Executive Incentive Plan. Filed as Exhibit 10.2 to Form 10-K
for the year ended December 31, 2001.
(1)(2) 10.10	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.
(1)(2) 10.11	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.
(1)(2) 10.12	1991 Performance and Equity Incentive Plan of the former U.S. Bancorp.
Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1997.
(1)(2) 10.13	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp.
Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.
(1)(2) 10.14	U.S. Bancorp Independent Director Retirement and Death Benefit Plan, as amended.
Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1999.
(1)(2) 10.15	U.S. Bancorp Deferred Compensation Plan for Directors, as amended. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1999.
(2) 10.16	U.S. Bancorp Non Qualified Executive Retirement Plan.
(1)(2) 10.17	U.S. Bancorp Deferred Compensation Plan. Filed as Exhibit 10.11 to Form 10-K
for the year ended December 31, 2001.
(2) 10.18	Amendment No. 1 to U.S. Bancorp Deferred Compensation Plan.

(1)(2) 10.19	Form of Change in Control Agreement, effective November 16, 2001, between
U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.
(1)(2) 10.20	Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2001.
(1)(2) 10.21	Employment Agreement with John F. Grundhofer. Filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2001.

(2) 10.22	Employment Agreement with Edward Grzedzinski.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

(1)	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

114 U.S. Bancorp

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 28, 2003, on its behalf by the undersigned, thereunto duly authorized.

U.S. Bancorp

By: Jerry A. Grundhofer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Jerry A. Grundhofer
Chairman, President and Chief Executive Officer
(principal executive officer)

David M. Moffett
Vice Chairman and Chief Financial Officer
(principal financial officer)

Terrance R. Dolan
Executive Vice President and Controller
(principal accounting officer)

Linda L. Ahlers
Director

Victoria Buyniski Gluckman
Director

Arthur D. Collins, Jr.
Director

Peter H. Coors
Director

John C. Dannemiller
Director

John F. Grundhofer
Director

Roger L. Howe
Director

Delbert W. Johnson
Director

Joel W. Johnson
Director

Jerry W. Levin
Director

Frank Lyon, Jr.
Director

Daniel F. McKeithan, Jr.
Director

David B. O’Maley
Director

O’dell M. Owens, M.D., M.P.H.
Director

Thomas E. Petry
Director

Richard G. Reiten
Director

Craig D. Schnuck
Director

Warren R. Staley
Director

Patrick T. Stokes
Director

John J. Stollenwerk
Director

U.S. Bancorp  115

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this annual report on Form 10-K (this “Form 10-K”) of U.S. Bancorp;

(2)	Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

(3)	Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this
Form 10-K;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K (the “Evaluation Date”); and

(c)	presented in this Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chairman, President and Chief Executive Officer

Dated: February 28, 2003

116 U.S. Bancorp

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Moffett, Chief Financial Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this annual report on Form 10-K (this “Form 10-K”) of U.S. Bancorp;

(2)	Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

(3)	Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this
Form 10-K;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K (the “Evaluation Date”); and

(c)	presented in this Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID M. MOFFETT

David M. Moffett
Chief Financial Officer

Dated: February 28, 2003

U.S. Bancorp  117

Executive Officers
Jerry A. Grundhofer
Mr. Grundhofer, 58, has served as President and Chief Executive Officer of U.S. Bancorp and Chairman, President and Chief Executive Officer of U.S. Bank National Association since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Mr. Grundhofer assumed the additional title of Chairman of U.S. Bancorp on December 30, 2002. Prior to the merger, Mr. Grundhofer was President and Chief Executive Officer of Firstar Corporation, having served as Chairman, President and Chief Executive Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Jennie P. Carlson

Ms. Carlson, 42, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation, a predecessor company, as well as Senior Vice President from 1994 to 1999 and Executive Vice President from 1999 to 2001.

Andrew Cecere

Mr. Cecere, 42, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. He assumed responsibility for Private Client and Trust Services in February 2001 and U.S. Bancorp Asset Management in November 2001. Previously, he had served as Chief Financial Officer of U.S. Bancorp from May 2000 through February 2001. Additionally, he served as Vice Chairman of U.S. Bank with responsibility for Commercial Services from 1999 to 2001, having been a Senior Vice President of Finance since 1992.

William L. Chenevich

Mr. Chenevich, 59, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001. Prior to joining Firstar he was Group Executive Vice President at Visa International from 1994 to 1999.

Richard K. Davis

Mr. Davis, 45, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Consumer Banking and Payment Services. Previously, he had been Vice Chairman of Consumer Banking of Firstar Corporation from 1998 until 2001 and Executive Vice President, Consumer Banking of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Michael J. Doyle

Mr. Doyle, 46, has served as Executive Vice President and Chief Credit Officer of U.S. Bancorp since January 2003. Until that time, he served as Executive Vice President and Senior Credit Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1999 until the merger, he was Executive Vice President and Chief Approval Officer of Firstar Corporation, and had served as Senior Vice President of Firstar Corporation and Star Banc Corporation, a predecessor company, since 1994.

118 U.S. Bancorp

Andrew S. Duff
Mr. Duff, 45, has served as Vice Chairman of U.S. Bancorp, responsible for Private Advisory Services, Equity Capital Markets and Fixed Income Capital Markets, since November 2001, and until that time as Vice Chairman responsible for Wealth Management and Capital Markets since 1999. He has served as President and Chief Executive Officer of U.S. Bancorp Piper Jaffray Inc. since January 2000. Prior to that time, he had served as President of Piper Jaffray Inc., the broker-dealer subsidiary of Piper Jaffray Companies, since January 1996.

Edward Grzedzinski

Mr. Grzedzinski, 47, has served as Vice Chairman of U.S. Bancorp since July 2001. He is President and Chief Executive Officer of NOVA Information Systems, Inc., which he co-founded in 1991 and which became a wholly owned subsidiary of U.S. Bancorp in connection with the acquisition of NOVA Corporation in July 2001. Mr. Grzedzinski served as Chairman of NOVA Corporation from 1995 until July 2001.

Joseph E. Hasten

Mr. Hasten, 51, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Corporate Banking. Previously, he had been Vice Chairman of Wholesale Banking of Firstar Corporation, after joining Mercantile Bancorporation, a predecessor company, as President of its St. Louis bank and of Corporate Banking in 1995.

Lee R. Mitau

Mr. Mitau, 54, has served as Executive Vice President and General Counsel of U.S. Bancorp since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

David M. Moffett

Mr. Moffett, 51, has served as Vice Chairman and Chief Financial Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Firstar Corporation, and had served as Chief Financial Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Daniel M. Quinn

Mr. Quinn, 46, Vice Chairman of U.S. Bancorp, assumed responsibility for Commercial Banking in April 1999 and for Regional Commercial Real Estate in August 1999. Previously, he had been President of U.S. Bank in Colorado (formerly Colorado National Bank) since 1996.

Stephen E. Smith

Mr. Smith, 55, has served as Executive Vice President and Director of Human Resources of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Executive Vice President and Corporate Director of Human Resources of Firstar Corporation and Star Banc Corporation, a predecessor company, since 1995, having served as Director of Human Resources of Star Banc Corporation since 1993.

U.S. Bancorp  119

Directors

Jerry A. Grundhofer1
Chairman, President and Chief Executive Officer
U.S. Bancorp

Linda L. Ahlers3,4
President
Marshall Field’s
Minneapolis, Minnesota

Victoria Buyniski Gluckman3,4
President and Chief Executive Officer
United Medical Resources, Inc.
Cincinnati, Ohio

Arthur D. Collins, Jr.1,2
Chairman and Chief Executive Officer
Medtronic, Inc.
Minneapolis, Minnesota

Peter H. Coors2,4
Chairman
Coors Brewing Company
Golden, Colorado

John C. Dannemiller4,5
Retired Chairman
Applied Industrial Technologies
Cleveland, Ohio

John F. Grundhofer1
Chairman Emeritus
U.S. Bancorp

Roger L. Howe1,3
Chairman Emeritus
U.S. Precision Lens, Inc.
Cincinnati, Ohio

Delbert W. Johnson1,3
Vice President
Safeguard Scientifics, Inc.
Wayne, Pennsylvania

Joel W. Johnson4,5
Chairman, President and
Chief Executive Officer
Hormel Foods Corporation
Austin, Minnesota

Jerry W. Levin2,5
Chairman and Chief Executive Officer
American Household, Inc.
Boca Raton, Florida

Frank Lyon, Jr.2,4
President
Wingmead Farms
North Little Rock, Arkansas

Daniel F. McKeithan, Jr.1,5
President and Chief Executive Officer
Tamarack Petroleum Company, Inc.
Milwaukee, Wisconsin

David B. O’Maley1,2
Chairman, President and
Chief Executive Officer
Ohio National Financial Services
Cincinnati, Ohio

O’dell M. Owens, M.D., M.P.H.3,4
President and Chief Executive Officer
RISE Learning Solutions
Cincinnati, Ohio

Thomas E. Petry1,2,3
Retired Chairman and
Chief Executive Officer
Eagle-Picher Industries, Inc.
Cincinnati, Ohio

Richard G. Reiten1,3
Chairman
Northwest Natural Gas Company
Portland, Oregon

Craig D. Schnuck3,4
Chairman and Chief Executive Officer
Schnuck Markets, Inc.
St. Louis, Missouri

Warren R. Staley1,3
Chairman and Chief Executive Officer
Cargill, Inc.
Minneapolis, Minnesota

Patrick T. Stokes1,5
President and Chief Executive Officer
Anheuser-Busch Companies, Inc.
St. Louis, Missouri

John J. Stollenwerk2,3
President and Chief Executive Officer
Allen-Edmonds Shoe Corporation
Port Washington, Wisconsin

1.	Executive Committee
2.	Compensation Committee
3.	Audit Committee
4.	Community Outreach and Fair Lending Committee
5.	Governance Committee

120 U.S. Bancorp

Corporate Information

Executive Offices
U.S. Bancorp
800 Nicollet Mall
Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar
Mellon Investor Services acts as our transfer agent and registrar, dividend paying agent and dividend reinvestment plan administrator, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

Mellon Investor Services
P.O. Box 3315
South Hackensack, NJ 07606-1915
Phone: 888-778-1311 or 201-329-8660
Internet: melloninvestor.com

For Registered or Certified Mail:
Mellon Investor Services
85 Challenger Road
Ridgefield Park, NJ 07660

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Mellon’s Internet site by clicking on the “Investor ServiceDirectSM” link.

Independent Accountants
PricewaterhouseCoopers LLP served as the independent auditors for the U.S. Bancorp 2002 financial statements. Ernst & Young LLP will serve as the independent auditors for the U.S. Bancorp 2003 financial statements.

Common Stock Listing and Trading
U.S. Bancorp common stock is listed and traded on the New York Stock Exchange under the ticker symbol USB.

Dividends and Reinvestment Plan
U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to prior approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in a plan that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, Mellon Investor Services. See above.

Investment Community Contacts
Howell D. McCullough	Judith T. Murphy
Senior Vice President,	Vice President,
Investor Relations	Investor Relations
howell.mccullough@usbank.com	judith.murphy@usbank.com
Phone: 612-303-0786	Phone: 612-303-0783

Financial Information
U.S. Bancorp news and financial results are available through our web site and by mail.

Web site. For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the Internet at usbank.com and click on Investor/Shareholder Information.

Mail. At your request, we will mail to you our quarterly earnings news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports. Please contact:

U.S. Bancorp Investor Relations
800 Nicollet Mall
Minneapolis, MN 55402
corporaterelations@usbank.com
Phone: 612-303-0799

Media Requests
Steven W. Dale
Senior Vice President, Media Relations
steve.dale@usbank.com
Phone: 612-303-0784

Privacy
U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on Privacy Pledge.

Code of Ethics
U.S. Bancorp places the highest importance on honesty and integrity. Each year, every U.S. Bancorp employee certifies compliance with the letter and spirit of our Code of Ethics and Business Conduct, the guiding ethical standards of our organization. For details about our Code of Ethics and Business Conduct, visit usbank.com and click on About U.S. Bancorp, then Ethics at U.S. Bank.

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

Equal Employment Opportunity/Affirmative Action
U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based upon performance, skill and abilities, rather than race, color, religion, national origin or ancestry, gender, age, disability, veteran status, sexual orientation or any other factors protected by law. The corporation complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.

U.S. Bancorp, including each of our subsidiaries, is an Equal Opportunity Employer committed to creating a diverse workforce.

U.S. Bank Member FDIC This report is printed on recycled paper containing a minimum 10 percent post-consumer waste.

U.S. Bancorp
800 Nicollet Mall
Minneapolis, Minnesota 55402

usbank.com