Form 10-Q
period 2003-03-31
US BANCORP \DE\
filed 2003-05-14
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES   X   NO

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2003 1,919,731,447 shares

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1) Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
a)	Overview	3
b)	Statement of Income Analysis	4
c)	Balance Sheet Analysis	8
d)	Accounting Changes	25
e)	Critical Accounting Policies	25
f)	Controls and Procedures (Item 4)	27
2) Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
a)	Overview	9
b)	Credit Risk Management	9
c)	Residual Risk Management	12
d)	Operational Risk Management	14
e)	Interest Rate Risk Management	14
f)	Market Risk Management	17
g)	Liquidity Risk Management	17
h)	Capital Management	20
3) Line of Business Financial Review		20
4) Financial Statements (Item 1)		28

Part II — Other Information
1) Submission of Matters to a Vote of Security Holders (Item 4)		45
2) Exhibits and Reports on Form 8-K (Item 6)		45
3) Signature		46
4) Section 302 CEO and CFO Certifications		47
5) Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges		49
6) Exhibit 99.1 — Section 906 CEO Certification		50
7) Exhibit 99.2 — Section 906 CFO Certification		51

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of U.S. Bancorp (the “Company”). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in the Company’s reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) inflation, changes in securities market conditions and monetary fluctuations could adversely affect the value or credit quality of the Company’s assets, and the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (vii) changes in consumer spending and saving habits could adversely affect the Company’s results of operations; (viii) changes in the financial performance and condition of the Company’s borrowers could negatively affect repayment of such borrowers’ loans; (ix) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; (x) capital investments in the Company’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure; and (xi) acts or threats of terrorism, and/or political and military actions taken by the U.S. or other governments in response to acts or threats of terrorism or otherwise could adversely affect general economic or industry conditions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended
	March 31,

			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,783.8	$1,670.4	6.8%
Noninterest income	1,382.2	1,288.9	7.2
Securities gains, net	140.7	44.1	*

Total net revenue	3,306.7	3,003.4	10.1
Noninterest expense	1,574.1	1,442.9	9.1
Provision for credit losses	335.0	335.0	—

Income before taxes and cumulative effect of change in accounting principles	1,397.6	1,225.5	14.0
Taxable-equivalent adjustment	8.3	9.1	(8.8)
Income taxes	478.1	423.2	13.0

Income before cumulative effect of change in accounting principles	911.2	793.2	14.9
Cumulative effect of change in accounting principles (after-tax)	—	(37.2)	*

Net income	$911.2	$756.0	20.5

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.47	$.41	14.6%
Diluted earnings per share before cumulative effect of change in accounting principles	.47	.41	14.6
Earnings per share	.47	.39	20.5
Diluted earnings per share	.47	.39	20.5
Dividends declared per share	.205	.195	5.1
Book value per share, period end	9.65	8.30	16.3
Market value per share, period end	18.98	22.57	(15.9)
Average shares outstanding	1,919.0	1,919.8	—
Average diluted shares outstanding	1,926.6	1,930.1	(.2)

Financial Ratios
Return on average assets	2.01%	1.83%
Return on average equity	20.0	19.0
Net interest margin (taxable-equivalent basis)	4.56	4.62
Efficiency ratio (b)	49.7	48.8

Average Balances
Loans	$116,312	$113,708	2.3%
Loans held for sale	4,041	2,354	71.7
Investment securities	34,220	26,626	28.5
Earning assets	157,751	145,937	8.1
Assets	183,677	167,772	9.5
Noninterest-bearing deposits	32,824	27,485	19.4
Deposits	115,815	102,012	13.5
Short-term borrowings	10,071	14,564	(30.9)
Long-term debt	29,703	26,450	12.3
Total shareholders’ equity	18,470	16,159	14.3

	March 31, 2003	December 31, 2002

Period End Balances
Loans	$117,172	$116,251	.8%
Allowance for credit losses	2,409	2,422	(.5)
Investment securities	30,451	28,488	6.9
Assets	182,231	180,027	1.2
Deposits	115,221	115,534	(.3)
Long-term debt	32,068	28,588	12.2
Total shareholders’ equity	18,520	18,101	2.3
Regulatory capital ratios
Tangible common equity	5.8%	5.6%
Tier 1 capital	8.0	7.8
Total risk-based capital	12.4	12.2
Leverage	7.4	7.5

*	Not meaningful.
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $911.2 million for the first quarter of 2003, or $.47 per diluted share, compared with $756.0 million, or $.39 per diluted share, for the first quarter of 2002. Return on average assets and return on average equity were 2.01 percent and 20.0 percent, respectively, for the first quarter of 2003, compared with returns of 1.83 percent and 19.0 percent, respectively, for the first quarter of 2002. The Company’s results for the first quarter of 2003 improved over the first quarter of 2002, primarily due to strong growth in consumer banking and payment services revenue, offset somewhat by lower investment banking activity. Notable favorable items in the first quarter of 2003 included gains on the sale of securities of $140.7 million, an increase of $96.6 million over the first quarter of 2002. Offsetting these favorable items was the recognition of $120.9 million of mortgage servicing rights (“MSR”) impairment, driven by lower interest rates and related prepayments. Net income for the first quarter of 2003 also included after-tax merger and restructuring-related items of $11.5 million ($17.6 million on a pre-tax basis), compared with after-tax merger and restructuring-related items of $48.4 million ($74.2 million on a pre-tax basis) for the first quarter of 2002. The $56.6 million decline in merger and restructuring-related expenses was primarily due to the completion of integration activities associated with the merger of Firstar Corporation (“Firstar”) and the former U.S. Bancorp (“USBM”). During the first quarter of 2002, the Company recognized an after-tax goodwill impairment charge of $37.2 million primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. This change was recognized as a “cumulative effect of change in accounting principles” in the income statement. Refer to the “Merger and Restructuring-Related Items” and “Accounting Changes” sections for further discussion on merger and restructuring-related items and the earnings impact of changes in accounting principles.

     Total net revenue, on a taxable-equivalent basis, was $3,306.7 million for the first quarter of 2003, compared with $3,003.4 million for the first quarter of 2002, a 10.1 percent increase from a year ago. This growth was comprised of a 6.8 percent increase in net interest income and a 14.2 percent increase in noninterest income. The increase in net interest income was driven by an $11.8 billion increase in average earning assets, growth in net free funds and favorable changes in the Company’s funding mix. This was offset somewhat by lower yields on investment securities and the repricing of other earning assets relative to interest-bearing liabilities given the current interest rate environment. The net interest margin for the first quarter of 2003 was 4.56 percent, compared with 4.62 percent in the first quarter of 2002, reflecting growth in investment securities as a percent of total earning assets. Noninterest income growth was driven by gains on the sale of securities, growth in consumer banking and payment services revenue, mortgage banking activities and acquisitions. Included in total net revenue were net securities gains of $140.7 million and $44.1 million for the first quarter of 2003 and 2002, respectively, an increase of $96.6 million. Approximately $70.1 million of the increase in year-over-year net revenue was due to acquisitions, including The Leader Mortgage Company, LLC, the 57 branches of Bay View Bank in California and the corporate trust business of State Street Bank and Trust Company.
     Total noninterest expense was $1,574.1 million in the first quarter of 2003, compared with $1,442.9 million in the first quarter of 2002. The year-over-year increase in total noninterest expense of $131.2 million (9.1 percent) primarily reflected a $120.9 million MSR impairment recorded in the first quarter of 2003 and acquisitions, which accounted for approximately $53.2 million of expense growth year-over-year. Partially offsetting the increases in expense over the first quarter of 2002 was a year-over-year reduction in merger and restructuring-related charges of $56.6 million in the first quarter of 2003. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains (losses)) was 49.7 percent for the first quarter of 2003, compared with 48.8 percent for the first quarter of 2002. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items.

U.S. Bancorp	3

     The provision for credit losses was $335.0 million for the first quarter of 2003 and 2002. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Acquisition and Divestiture Activity The following transactions were accounted for as purchases from the date of completion. On December 31, 2002, the Company acquired the corporate trust business of State Street Bank and Trust Company in a cash transaction. The transaction represented total assets acquired of $682 million and total liabilities assumed of $39 million at the closing date.

     On November 1, 2002, the Company acquired 57 branches and a related operations facility in California from Bay View Bank, a wholly-owned subsidiary of Bay View Capital Corporation, in a cash transaction. The transaction represented total assets acquired of $853 million and total liabilities assumed of $3.3 billion (primarily retail and small business deposits).
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC, a wholly-owned subsidiary of First Defiance Financial Corp., in a cash transaction valued at $85 million. The transaction represented total assets acquired of $531 million and total liabilities assumed of $446 million.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations and divestitures and merger and restructuring-related items.

Planned Spin-Off of Capital Markets Business On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including the investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Inc. In 2002, the capital markets business unit had average assets of $3.0 billion, generated revenues of $736.5 million (5.8 percent of total consolidated revenues) and contributed $.7 million of net income representing less than 1 percent of the Company’s consolidated net income.

     The Company intends to execute this plan as a tax-free distribution of 100 percent of its ownership interests in the capital markets business and plans to retain up to $215 million of subordinated debt of the new company. The distribution is subject to certain conditions including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. While expected to be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied.
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
     These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Refer to “Forward-Looking Statements” discussion on page 1 of this quarterly report on Form 10-Q.

STATEMENT OF INCOME ANALYSIS

Net Interest Income The first quarter of 2003 net interest income, on a taxable-equivalent basis, was $1,783.8 million, compared with $1,670.4 million for the first quarter of 2002, which represented a $113.4 million (6.8 percent) increase from a year ago. The increase in net interest income was driven by an $11.8 billion increase in average earning assets, growth in net free funds and favorable changes in the Company’s funding mix. This is offset somewhat by lower yields on investment securities and the repricing of other earning assets relative to interest-bearing liabilities given the current interest rate environment. The increase in average earning assets year-over-year was primarily driven by increases in investment securities, loans held for sale and retail loans, partially offset by a decline in commercial loans. Also contributing to the year-over-year increase in net interest income were recent acquisitions, including Leader, State Street Corporate Trust and Bay View, which accounted for approximately $24.8 million of the increase in net interest income during the first quarter of 2003. The net interest margin for the first quarter of 2003 was 4.56 percent, compared with 4.62 percent for the first quarter of 2002. The decline in the net interest margin reflected growth in lower yield investment securities as a percent of total earning assets.

     Total average loans for the first quarter of 2003 were $2.6 billion (2.3 percent) higher than the first quarter of 2002. Strong growth in average retail loans of $2.6 billion (7.5 percent) and residential mortgages

4	U.S. Bancorp

of $2.2 billion (27.2 percent) year-over-year was partially offset by an overall decline in commercial loans of $3.8 billion (8.4 percent). The decline in average commercial loans was primarily driven by the current credit market, soft economic conditions and reclassifications to other loan categories partially offset by transfers of corporate-based commercial loans from the loan conduit to the commercial loan portfolio. Included in the change in average commercial loans outstanding in the first quarter of 2003, compared with the first quarter of 2002 were reclassifications of approximately $1.2 billion in average commercial loans predominately to the commercial real estate ($.5 billion) and residential mortgage ($.7 billion) loan categories in connection with conforming loan classifications at the time of system conversions. Prior quarters were not restated, as it was impractical to determine the extent of reclassification for all periods presented.
     Average investment securities for the first quarter of 2003 were higher by $7.6 billion (28.5 percent), compared with the same period of 2002, reflecting the reinvestment of proceeds from loan sales, declines in commercial loan balances and deposits assumed in connection with the Bay View Bank branch acquisition. During the first quarter of 2003, the Company sold $5.7 billion of fixed-rate securities which were classified as available-for-sale.
     Average noninterest-bearing deposits for the first quarter of 2003 were higher by $5.3 billion (19.4 percent), compared with the same period of 2002, primarily due to higher business and government demand deposit balances year-over-year. Average interest-bearing deposits for the first quarter of 2003 were higher by $8.5 billion (11.4 percent), compared with the same period of 2002. Approximately $3.5 billion of the increase in average interest-bearing deposits was due to acquisitions, while the remaining $5.0 billion of growth was driven by increases in savings products balances and the Company’s funding decision to increase time deposits greater than $100,000. Growth in average savings products (15.1 percent) and time deposits greater than $100,000 (52.9 percent) for the first quarter of 2003 was partially offset by a reduction in the average balance of higher cost time certificates of deposit less than $100,000 (15.9 percent).
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on page 44 for further information on net interest margin.

Provision for Credit Losses The provision for credit losses was $335.0 million for the first quarter of 2003 and 2002. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Table 2	Analysis of Net Interest Income

	Three Months Ended
	March 31,

(Dollars in Millions)	2003	2002	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$2,351.0	$2,371.7	$(20.7)
Expense on interest-bearing liabilities	567.2	701.3	(134.1)

Net interest income (taxable-equivalent basis)	$1,783.8	$1,670.4	$113.4

Net interest income, as reported	$1,775.5	$1,661.3	$114.2

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	6.02%	6.57%	(.55)%
Rate paid on interest-bearing liabilities	1.83	2.40	(.57)

Gross interest margin (taxable-equivalent basis)	4.19%	4.17%	.02%

Net interest margin (taxable-equivalent basis)	4.56%	4.62%	(.06)%

Average balances
Investment securities	$34,220	$26,626	$7,594
Loans	116,312	113,708	2,604
Earning assets	157,751	145,937	11,814
Interest-bearing liabilities	125,746	118,379	7,367
Net free funds (b)	32,005	27,558	4,447

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for credit losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

U.S. Bancorp	5

Noninterest Income Noninterest income during the first quarter of 2003 was $1,522.9 million, an increase of $189.9 million (14.2 percent) from the first quarter of 2002. Included in noninterest income during the first quarter of 2003 were net securities gains of $140.7 million, compared with net securities gains of $44.1 million for the first quarter of 2002, a year-over-year increase of $96.6 million.

     The growth in noninterest income in the first quarter of 2003, compared with the first quarter of 2002, was primarily driven by net securities gains, increases in payment services and consumer banking revenue, mortgage banking activity, and acquisitions, including Leader, Bay View, and State Street Corporate Trust, which contributed approximately $45.3 million of the increase in noninterest income in the first quarter of 2003. Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue, primarily in the Payment Services line of business, were $34.9 million (16.2 percent) higher in the first quarter of 2003, compared with the first quarter of 2002, primarily reflecting growth in sales and card usage. Merchant processing services revenue was lower by $6.3 million (4.7 percent) year-over-year, primarily due to weaker economic conditions impacting service-related merchants and airline volumes. The favorable variance in trust and investment management fees of $6.0 million (2.7 percent), compared with the first quarter of 2002, was driven by the acquisition of State Street Corporate Trust, which contributed $19.2 million in fees during the first quarter of 2003, partially offset by the impact of a decline in equity valuations. Deposit service charges increased by $13.0 million (8.3 percent), compared with the first quarter of 2002, primarily due to volume and fee enhancements principally within the Consumer Banking line of business. Cash management fees grew by $7.8 million (7.5 percent) in the first quarter of 2003 over the same period of 2002, with the majority of the variance within the Wholesale Banking line of business. The increase in cash management fees over the first quarter of 2002 was driven by growth in sales and product enhancements. Mortgage banking revenue, within the Consumer Banking line of business, increased by $43.4 million (83.5 percent) in the first quarter of 2003, compared with the first quarter of 2002 due to higher mortgage servicing, originations and sales and the acquisition of Leader, which contributed $22.2 million of the favorable variance. Offsetting these favorable variances was a decline in commercial products revenue of $18.0 million (14.7 percent) and capital markets-related revenue of $15.4 million (7.2 percent). The decline in commercial products revenue reflected lower conduit servicing fees, while the capital markets-related revenue continued to reflect softness in the equity capital markets. Other fee income was higher in the first quarter of 2003 over the same quarter of 2002 by $27.9 million (41.5 percent), due in part to favorable variances in income from equity investments.
     In April 2003, an agreement in principle was announced with respect to the settlement of the antitrust litigation brought against VISA USA and Mastercard by Wal-Mart, Sears and other retailers. Although not a party to the litigation or settlement, the Company anticipates

Table 3	Noninterest Income

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2003	2002	Change

Credit and debit card revenue	$127.4	$109.3	16.6%
Corporate payment products revenue	86.0	75.2	14.4
ATM processing services	36.9	30.9	19.4
Merchant processing services	127.3	133.6	(4.7)
Trust and investment management fees	230.3	224.3	2.7
Deposit service charges	168.7	155.7	8.3
Cash management fees	112.0	104.2	7.5
Commercial products revenue	104.2	122.2	(14.7)
Mortgage banking revenue	95.4	52.0	83.5
Trading account profits and commissions	60.9	49.9	22.0
Investment products fees and commissions	100.3	111.1	(9.7)
Investment banking revenue	37.6	53.2	(29.3)
Securities gains, net	140.7	44.1	*
Other	95.2	67.3	41.5

Total noninterest income	$1,522.9	$1,333.0	14.2%

*	Not meaningful

6	U.S. Bancorp

that the terms of this agreement will adversely affect its debit card fee revenues. Management estimates that the earnings impact will be approximately $.01 per diluted share in 2003. The terms of the settlement permit VISA to renegotiate debit interchange rates for 2004. Although this creates some uncertainty, management currently estimates that the 2004 impact will be approximately $.03 per diluted share.

Noninterest Expense First quarter of 2003 noninterest expense was $1,574.1 million, an increase of $131.2 million (9.1 percent) from the first quarter of 2002. During the first quarter of 2003, noninterest expense included $17.6 million of merger and restructuring-related charges, compared with $74.2 million for the first quarter of 2002, a decrease of $56.6 million.

     The increase in noninterest expense was primarily due to an increase in MSR impairment of $120.9 million, higher pension costs of $15.0 million and approximately $53.2 million related to recent acquisitions. The MSR impairment was driven by declining mortgage rates and higher prepayments due to refinancing activities. Refer to Note 6 of the Notes to Consolidated Financial Statements for a sensitivity analysis on fair value to future changes in interest rates. Offsetting these expense increases was a $56.6 million reduction in merger and restructuring-related charges.
     The Company’s first quarter of 2003 employee benefits costs were higher than prior quarters partially due to a change in the assumed long-term rate of return on pension plan assets in the third quarter of 2002 and for 2003 and lower investment returns experienced in 2002. Refer to the “Pension Plans” section for further information relating to the impact resulting from changes in pension plan assumptions.

Pension Plans Because of the long-term nature of pension plan operations and liabilities, the accounting for pensions is complex and can be impacted by several factors, including accounting methods, investment and funding policies and the plan’s actuarial assumptions. The Company’s pension accounting policies comply with the Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pension Plans” (“SFAS 87”), and reflect the long-term nature of benefit obligations and the investment horizon of plan assets. The Company has an established process for evaluating the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee in evaluating plan objectives, investment policies considering its long-term investment time horizon and asset allocation strategies, funding policies and significant plan assumptions. Refer to the Company’s 2002 Annual Report on Form 10-K for a detailed discussion relating to the Company’s pension plan policies.

     In accordance with its existing practices, in September 2002, the Company completed its annual analysis of expected rates of return, evaluated available peer group data, existing market conditions and other factors relevant to determining the LTROR assumptions for determining pension costs for 2003. In response to this analysis, the Company made a decision to re-measure its pension plans effective in the third quarter of 2002. As part of the re-measurement, the Company reviewed all of the assumptions and data used to determine its periodic pension cost. As a result, in 2002

Table 4	Noninterest Expense

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2003	2002	Change

Compensation and related benefits	$711.0	$684.7	3.8%
Net occupancy and equipment	175.6	177.0	(.8)
Professional services	29.0	27.5	5.5
Marketing and business development	36.3	41.6	(12.7)
Technology and communications	118.4	109.2	8.4
Postage, printing and supplies	64.1	67.3	(4.8)
Intangibles	235.1	80.2	*
Merger and restructuring-related charges	17.6	74.2	(76.3)
Other	187.0	181.2	3.2

Total noninterest expense	$1,574.1	$1,442.9	9.1%

Efficiency ratio (a)	49.7%	48.8%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp	7

the Company utilized a LTROR of 11.9 percent in the first six months of 2002 and 9.9 percent in the second six months of 2002. Based on additional analysis, the Company decided to further reduce the 2003 LTROR assumption to 8.9 percent. It is estimated that the change to the LTROR assumption will increase 2003 pension costs, relative to 2002, by approximately $21.3 million. The Company’s pension costs increased by $15.0 million in the first quarter of 2003, compared with the first quarter of 2002. The table below provides a summary of changes in pension plan assumptions as of March 31, 2003.

	Combined or Weighted Plan
	Assumptions

		Preliminary	As Reported
	2003	2003	2002

Expected long-term return on plan assets (a)	8.9%	9.9%	10.9%
Discount rate in determining benefit obligations	6.8	6.8	7.2
Rate of increase in future compensation	3.5	3.5	3.5

(a)	The weighted rates for 2002 represent a blended rate utilizing the original 2002 assumption of 11.9 percent for the first six months of 2002 and the 2003 preliminary rate of 9.9 percent for the second six months of 2002. The preliminary rates for 2003 represented the most recent information available at the re-measurement date.

Merger and Restructuring-Related Items Noninterest expense in the first quarter of 2003 included merger and restructuring-related items of $17.6 million, compared with $74.2 million for the first quarter of 2002. For the first quarter of 2003, total merger and restructuring-related items included $17.6 million of expenses primarily representing system conversions associated with the acquisition of NOVA and other smaller acquisitions. For the first quarter of 2002, merger and restructuring-related items included $64.4 million of expenses associated with the Firstar/ USBM merger and $9.8 million associated with NOVA and other smaller acquisitions.

     In connection with the acquisition of NOVA, the Company anticipates total merger and restructuring-related items of approximately $25.1 million to be incurred during the remainder of 2003. Additionally, the acquisitions of 57 branches in California from Bay View Bank, State Street Corporate Trust and other smaller acquisitions will result in approximately $25.2 million of merger and restructuring-related charges to be incurred during the remainder of 2003.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $478.1 million (an effective rate of 34.4 percent) for the first quarter of 2003, compared with $423.2 million (an effective rate of 34.8 percent) for the first quarter of 2002.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $117.2 billion at March 31, 2003, compared with $116.3 billion at December 31, 2002, an increase of $.9 billion (.8 percent). The increase in total loans was driven by growth in retail loans and residential mortgages. Commercial loans, including lease financing, totaled $42.0 billion at March 31, 2003, compared with $41.9 billion at December 31, 2002, an increase of $67 million (.2 percent). The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $26.9 billion at March 31, 2003, unchanged from December 31, 2002.

     Residential mortgages held in the loan portfolio were $10.3 billion at March 31, 2003, compared with $9.7 billion at December 31, 2002, an increase of $.6 billion (6.0 percent). The increase in residential mortgages was driven by an increase in refinancing given the current interest rate environment, partially offset by residential loan sales of approximately $344 million during the first quarter of 2003.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $37.9 billion at March 31, 2003, compared with $37.7 billion at December 31, 2002. The $.2 billion (.6 percent) increase was driven by an increase in automobile, home equity lines of credit and student loans. This growth was partially offset by declines in home equity loans resulting from payoffs due to refinancing activities on residential mortgages and reduced credit card activity due to seasonality.

Loans Held for Sale At March 31, 2003, loans held for sale, consisting primarily of residential mortgages to be sold in the secondary markets, were $3.1 billion, compared with $4.2 billion at December 31, 2002. The $1.1 billion (25.4 percent) decrease was the result of timing differences between loan originations and sales in the first quarter of 2003. On average, loans held for sale increased $.2 billion in the first quarter of 2003, compared with the fourth quarter of 2002 due to increased refinancing activity during the first quarter of 2003 given the declining interest rates for residential mortgage loans.

Investment Securities At March 31, 2003, investment securities, both available-for-sale and held-to-maturity, totaled $30.5 billion, compared with $28.5 billion at December 31, 2002. The $2.0 billion (6.9 percent) increase reflected the reinvestment of proceeds from loan sales and average deposit growth, partially offset

8	U.S. Bancorp

by the sale of $5.7 billion of fixed-rate securities during the first quarter of 2003. At March 31, 2003, approximately 15.0 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 18.6 percent as of December 31, 2002.

Deposits Total deposits were $115.2 billion at March 31, 2003, compared with $115.5 billion at December 31, 2002, a decrease of $.3 billion (.3 percent). The decrease in total deposits was the result of a decline in noninterest-bearing deposits and a decline in higher cost time certificates of deposit less than $100,000, partially offset by an increase in savings deposits. Noninterest-bearing deposits were $34.5 billion at March 31, 2003, compared with $35.1 billion at December 31, 2002, a decrease of $.6 billion (1.8 percent). Interest-bearing deposits totaled $80.8 billion at March 31, 2003, compared with $80.4 billion at December 31, 2002, an increase of $.4 billion (.4 percent). The increase in interest-bearing deposits was primarily driven by increases in money market accounts of $1.8 billion (6.5 percent), along with increases in savings accounts of $.5 billion (9.4 percent) and interest checking $.3 billion (1.5 percent). These increases were partially offset by a decline in time deposits greater than $100,000 (3.0 percent) and a decline in higher cost time certificates of deposits less than $100,000 (10.2 percent). The increase in money market accounts was the result of slightly higher interest rates on high-impact money market products, the continued desire by customers to maintain liquidity, specific deposit gathering initiatives and the State Street Corporate Trust acquisition which contributed approximately $560 million of the increase during the first quarter of 2003. The decline in time certificates of deposits less than $100,000 reflected a shift in product mix towards savings products and funding decisions toward more favorably priced wholesale funding sources given the current interest rate environment.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $6.6 billion at March 31, 2003, compared with $7.8 billion at December 31, 2002. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The decrease of $1.2 billion (15.8 percent) in short-term borrowings reflected the impact of funding earning assets through growth in deposits and a shift toward longer-term funding sources. Long-term debt was $32.1 billion at March 31, 2003, compared with $28.6 billion at December 31, 2002. The $3.5 billion (12.2 percent) increase in long-term debt was driven by the issuance of $4.7 billion of medium-term notes and bank notes during the first quarter of 2003. The issuance of long-term debt was partially offset by maturities of $1.2 billion during the first quarter of 2003. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any

U.S. Bancorp	9

necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, settlement risk and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Economic conditions had stabilized somewhat from the first quarter of 2002, although the banking sector continued to experience elevated levels of nonperforming assets and net charge-offs, especially with respect to certain industry segments.

Analysis of Net Loan Charge-offs Total loan net charge-offs were $333.8 million for the first quarter of 2003, compared with $335.0 million for the first quarter of 2002, a decrease of $1.2 million. The ratio of total loan net charge-offs to average loans was 1.16 percent in the first quarter of 2003, compared with 1.19 percent in the first quarter of 2002. The level of loan net charge-offs during the first quarter of 2003 reflected current economic conditions and weakness in the communications, transportation and manufacturing sectors, as well as the impact of the economy on highly leveraged enterprise value financings. However, assuming no further deterioration in the economy, the Company expects net charge-offs to trend lower.

     Commercial and commercial real estate loan net charge-offs for the first quarter of 2003 were $164.8 million (.98 percent of average loans outstanding), compared with $163.3 million (.94 percent of average loans outstanding) for the first quarter of 2002. Commercial and commercial real estate loan net charge-offs for the first quarter of 2003 continued to experience higher levels of net charge-offs related to the communications, transportation and manufacturing sectors. Additionally, credit losses related to highly leveraged enterprise value financings continued at elevated levels.
     Retail loan net charge-offs for the first quarter of 2003 were $163.1 million (1.75 percent of average loans outstanding), compared with $169.0 million (1.95 percent of average loans outstanding) for the first quarter of 2002. The improvement in the retail loan net charge-offs for the first quarter of 2003, compared with the first quarter of 2002, principally reflected the Company’s improvement in ongoing collection efforts

Table 5	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,

	2003	2002

Commercial
Commercial	1.54%	1.23%
Lease financing	1.78	2.27

Total commercial	1.57	1.36
Commercial real estate
Commercial mortgages	.06	.19
Construction and development	.06	.12

Total commercial real estate	.06	.17

Residential mortgages	.24	.14
Retail
Credit card	5.17	4.82
Retail leasing	.98	.84
Home equity and second mortgages	.76	.85
Other retail	1.69	2.21

Total retail	1.75	1.95

Total loans	1.16%	1.19%

10	U.S. Bancorp

and risk management as a result of the successful completion of the Firstar/USBM integration process.

Analysis of Nonperforming Assets Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other

Table 6	Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2003	2002

Commercial
Commercial	$808.4	$760.4
Lease financing	129.4	166.7

Total commercial	937.8	927.1
Commercial real estate
Commercial mortgages	174.6	174.6
Construction and development	46.1	57.5

Total commercial real estate	220.7	232.1
Residential mortgages	57.4	52.0
Retail
Retail leasing	.1	1.0
Other retail	23.8	25.1

Total retail	23.9	26.1

Total nonperforming loans	1,239.8	1,237.3
Other real estate	66.2	59.5
Other assets	56.6	76.7

Total nonperforming assets	$1,362.6	$1,373.5

Restructured loans accruing interest (b)	$—	$1.4
Accruing loans 90 days or more past due (c)	$403.5	$426.4
Nonperforming loans to total loans	1.06%	1.06%
Nonperforming assets to total loans plus other real estate	1.16%	1.18%

Delinquent Loan Ratios

(as a percent of ending loan balances)	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2003	2002

Commercial
Commercial	.10%	.14%
Lease financing	.08	.10

Total commercial	.10	.14
Commercial real estate
Commercial mortgages	.02	.03
Construction and development	.05	.07

Total commercial real estate	.03	.04
Residential mortgages	.82	.90
Retail
Credit card	2.21	2.09
Retail leasing	.18	.19
Other retail	.51	.54

Total retail	.71	.72

Total loans	.34%	.37%

	March 31,	December 31,
90 days or more past due including nonperforming loans	2003	2002

Commercial	2.33%	2.35%
Commercial real estate	.85	.90
Residential mortgages	1.37	1.44
Retail	.77	.79

Total loans	1.40%	1.43%

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

U.S. Bancorp	11

real estate and other nonperforming assets owned by the Company. Interest payments on nonperforming assets are typically applied against the principal balance and not recorded as income. At March 31, 2003, total nonperforming assets were $1,362.6 million, compared with $1,373.5 million at December 31, 2002. The ratio of total nonperforming assets to total loans and other real estate decreased to 1.16 percent at March 31, 2003, compared with 1.18 percent at December 31, 2002. The level of nonperforming assets principally reflects weakness in the communications, transportation and manufacturing sectors, and the Company’s exposure to highly leveraged enterprise value refinancings. Assuming no further deterioration in the economy, the Company expects nonperforming assets to remain stable.
     The Company had restructured loans of $38.1 million as of March 31, 2003, compared with $50.0 million as of December 31, 2002. Commitments to lend additional funds under restructured loans were $1.5 million as of March 31, 2003, compared with $1.7 million as of December 31, 2002. Restructured loans performing under the restructured terms beyond a specific timeframe may be reported as accruing. Of the Company’s total restructured loans at March 31, 2003, none were reported as accruing.
     Accruing loans 90 days or more past due totaled $403.5 million at March 31, 2003, compared with $426.4 million at December 31, 2002. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined slightly to .34 percent at March 31, 2003, compared with .37 percent at December 31, 2002. Residential mortgages 30 days or more past due and still accruing were 1.80 percent of the total residential mortgage portfolio at March 31, 2003, compared with 2.31 percent at December 31, 2002. Residential mortgages 90 days or more past due and still accruing totaled .82 percent at March 31, 2003, compared with .90 percent at December 31, 2002. The improvement in the first quarter of 2003 reflects improved collection efforts. Retail loans 30 days or more past due and still accruing were 2.18 percent of the total retail portfolio at March 31, 2003, compared with 2.39 percent at December 31, 2002. The percentage of retail loans 90 days or more past due and still accruing was ..71 percent of total retail loans at March 31, 2003, compared with .72 percent at December 31, 2002. The improvement in retail loan delinquencies from December 31, 2002, to March 31, 2003, primarily reflected the risk management actions, stabilization and improvement in collection efforts resulting from the successful completion of the integration efforts.

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

     At March 31, 2003, the allowance for credit losses was $2,408.5 million (2.06 percent of loans), compared with an allowance of $2,422.0 million (2.08 percent of loans) at December 31, 2002. The primary reason for the decline in the allowance for credit losses was due to the transfer of $21 million for uncollectible fees and interest income related to the credit card portfolios to a separate reserve, mandated by recently issued regulatory guidelines. The ratio of the allowance for credit losses to nonperforming loans was 194 percent at March 31, 2003, compared with 196 percent at December 31, 2002. The ratio of the allowance for credit losses to annualized loan net charge-offs was 178 percent at March 31, 2003, compared with 176 percent at December 31, 2002.
     Several factors were taken into consideration in evaluating the first quarter of 2003 allowance for credit losses, including changes in the risk profile of the portfolios, extent of loan net charge-offs during the period, the continued elevated levels of nonperforming assets, the slight decline in accruing loans 90 days past due and the improvement in retail delinquencies. Management also considered changes in economic trends including corporate earnings, unemployment rates, bankruptcies and economic growth. Based on this analysis, management determined that the allowance for credit losses was adequate at March 31, 2003.

Residual Risk Management The Company manages its risk to changes in the value of lease residual assets through disciplined residual setting and valuation at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-

12	U.S. Bancorp

lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at

Table 7	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,

(Dollars in Millions)	2003	2002

Balance at beginning of period	$2,422.0	$2,457.3
Charge-offs
Commercial
Commercial	149.0	131.0
Lease financing	40.5	42.0

Total commercial	189.5	173.0
Commercial real estate
Commercial mortgages	5.7	10.0
Construction and development	2.1	2.0

Total commercial real estate	7.8	12.0
Residential mortgages	7.0	4.1
Retail
Credit card	74.8	72.9
Retail leasing	15.3	11.7
Home equity and second mortgages	27.8	27.8
Other retail	70.4	84.2

Total retail	188.3	196.6

Total charge-offs	392.6	385.7
Recoveries
Commercial
Commercial	11.1	10.5
Lease financing	17.5	9.9

Total commercial	28.6	20.4
Commercial real estate
Commercial mortgages	2.8	1.2
Construction and development	1.1	.1

Total commercial real estate	3.9	1.3
Residential mortgages	1.1	1.4
Retail
Credit card	6.1	5.9
Retail leasing	1.4	1.2
Home equity and second mortgages	2.4	1.7
Other retail	15.3	18.8

Total retail	25.2	27.6

Total recoveries	58.8	50.7
Net Charge-offs
Commercial
Commercial	137.9	120.5
Lease financing	23.0	32.1

Total commercial	160.9	152.6
Commercial real estate
Commercial mortgages	2.9	8.8
Construction and development	1.0	1.9

Total commercial real estate	3.9	10.7
Residential mortgages	5.9	2.7
Retail
Credit card	68.7	67.0
Retail leasing	13.9	10.5
Home equity and second mortgages	25.4	26.1
Other retail	55.1	65.4

Total retail	163.1	169.0

Total net charge-offs	333.8	335.0

Provision for credit losses	335.0	335.0
Acquisitions and other changes	(14.7)	4.2

Balance at end of period (a)	$2,408.5	$2,461.5

Allowance as a percentage of
Period-end loans	2.06%	2.15%
Nonperforming loans	194	250
Nonperforming assets	177	222
Annualized net charge-offs	178	181

(a)	The allowance for credit losses includes credit loss liability related to off-balance sheet commitments. At March 31, 2003, the allowance for credit losses included an estimated $113.5 million credit loss liability related to the Company’s $57.0 billion of commercial off-balance sheet loan commitments and letters of credit.

U.S. Bancorp	13

the time of sale and, (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds if, in the aggregate, there is a net loss for such period. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.
     Included in the retail leasing portfolio was approximately $3.3 billion of retail leasing residuals at March 31, 2003, compared with $3.2 billion at December 31, 2002. At March 31, 2003, the commercial leasing portfolio had $876 million of residuals, compared with $896 million at December 31, 2002. No significant change in the concentration of the portfolio has occurred since year-end.

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
     Customer-related business conditions may also increase operational risk or the level of operational losses in certain transaction processing business units, including merchant processing activities. Ongoing risk monitoring of customer activities and their financial condition and operational processes serve to mitigate customer-related operational risk. Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion on merchant processing.
     While the Company believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of a disaster.

Interest Rate Risk Management In the banking industry, a significant risk exists related to changes in interest rates. To minimize the volatility of net interest income and of the market value of assets and liabilities, the Company manages its exposure to changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Policy Committee (“ALPC”) and approved by the Board of Directors. ALPC has the responsibility for approving and ensuring compliance with ALPC management policies, including interest rate risk exposure. The Company uses Net Interest Income Simulation Analysis

14	U.S. Bancorp

and Market Value of Equity Modeling for measuring and analyzing consolidated interest rate risk.

Net Interest Income Simulation Analysis One of the primary tools used to measure interest rate risk and the effect of interest rate changes on rate sensitive income and net interest income is simulation analysis. The monthly analysis incorporates substantially all of the Company’s assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on interest rate sensitive income of a 300 basis point upward or downward gradual change of market interest rates over a one year period. The simulations also estimate the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve. These simulations include assumptions about how the balance sheet is likely to be affected by changes in loan and deposit growth. Assumptions are made to project interest rates for new loans and deposits based on historical analysis, management’s outlook and repricing strategies. These assumptions are validated on a periodic basis. A sensitivity analysis is provided for key variables of the simulation. The results are reviewed by ALPC monthly and are used to guide hedging strategies. ALPC policy guidelines limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted interest rate sensitive income over the succeeding 12 months.

     The table below summarizes the interest rate risk of net interest income and rate sensitive income. The interest rate risk position of the Company at March 31, 2003, was relatively unchanged from December 31, 2002. At March 31, 2003, the Company was well within its policy guidelines.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the base case. Given the low level of current interest rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario was a 3.15 percent decrease at March 31, 2003, compared with a 2.5 percent decrease at December 31, 2002. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario was a .38 percent decrease at March 31, 2003, and a 1.0 percent decrease at December 31, 2002. The overall sensitivity was relatively neutral.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis is provided to key variables of the valuation analysis. The results are reviewed by ALPC monthly and are used to guide hedging strategies. The results of the valuation analysis as of March 31, 2003, were well within policy guidelines.

Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate and prepayment risk (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). To manage its interest rate risk, the Company may enter into interest rate swap agreements and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate caps protect against rising interest rates while interest rate floors protect against declining interest rates. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments. The Company also acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of

Sensitivity of Net Interest Income and Rate Sensitive Income:

	March 31, 2003					December 31, 2002

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	.20%	(.57)%	*	%	(2.49)%	.08%	(.34)%	*	%	(1.91)%
Rate sensitive income	.31%	(.77)%	*	%	(2.59)%	.20%	(.55)%	*	%	(2.57)%

*	Given the current level of interest rates, a downward 300 basis point scenario cannot be computed.

U.S. Bancorp	15

customers. The Company minimizes its market and liquidity risks by taking substantively similar offsetting positions.
     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is immediately recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items is realized. Customer-related interest rate swaps, foreign exchange contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in the trading account gains or losses or mortgage banking revenue.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $36.2 billion of total notional amount of asset and liability management derivative positions at March 31, 2003, $28.8 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, trust preferred stock, and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgages loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $3.6 billion of forward commitments to sell mortgage loans and $3.6 billion of

Table 8	Derivative Positions

			Weighted-
			Average
			Remaining
	Notional	Fair	Maturity
March 31, 2003 (Dollars in Millions)	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$20,573	$1,347	4.92
Pay fixed/receive floating swaps	5,640	(115)	1.33
Futures and forwards	6,371	(55)	.16
Options
Written	3,602	18	.20
Equity contracts	5	—	2.67

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$4,648	$231	4.50
Pay fixed/receive floating swaps	4,648	(205)	4.50
Basis swaps	1	—	1.42
Options
Purchased	406	4	1.58
Written	392	(4)	1.67
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	3,182	263	.51
Sell	3,200	(261)	.51
Options
Purchased	154	6	.47
Written	154	(7)	.47

16	U.S. Bancorp

unfunded mortgage loan commitments that are derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 8.
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
     Of the Company’s $644.4 million of accumulated other comprehensive income at March 31, 2003, $313.9 million was related to the unrealized gain on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2003 and the next 12 months is $123.9 million and $165.7 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the quarter ended March 31, 2003. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was $(8.8) million for the quarter ended March 31, 2003. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for the quarter ended March 31, 2003.
     Table 8 summarizes information on the Company’s derivative positions at March 31, 2003.

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

     VaR modeling of trading activities is subject to certain limitations. Additionally, it should be recognized that there are assumptions and estimates associated with VaR modeling and actual results could differ from those assumptions and estimates. The Company mitigates these uncertainties through regular monitoring of trading activities by management and other risk management practices, including stop-loss and position limits related to its trading activities. Stress-test models are used to provide management with perspectives on market events that VaR models do not capture.
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40.0 million at March 31, 2003, and December 31, 2002. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline, broker-dealer activities (including equities, fixed-income, and high-yield securities) and foreign exchange, as estimated by the VaR analysis, was $12.0 million at March 31, 2003, and $8.8 million at December 31, 2002.

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

U.S. Bancorp	17

funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various Federal Home Loan Banks (“FHLB”) that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman branch for issuing eurodollar time deposits. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short-and medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities. On April 1, 2003, the parent company redeemed 100 percent of 7.20 percent Junior Subordinated Deferrable Interest Debentures with an accreted value of $361 million.
     At March 31, 2003, parent company long-term debt outstanding was $6.1 billion, compared with $5.7 billion at December 31, 2002. The increase in long-term debt in the first quarter of 2003 was driven by the issuance of $1.2 billion of fixed-rate medium-term notes which was partially offset by medium-term note maturities of $583 million and a $150 million parent company subordinated debt maturity. Total parent company debt scheduled to mature in the remainder of 2003 is $802 million. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $1.7 billion at March 31, 2003.

Off-Balance Sheet Arrangements Asset securitization and conduits represent a source of funding for the Company through off-balance sheet structures. The Company sponsors two off-balance sheet conduits to which it has transferred high-grade assets: a commercial loan conduit and an investment securities conduit. These conduits are funded by issuing commercial paper. The commercial loan conduit holds primarily high credit quality commercial loans and held assets of $2.9 billion at March 31, 2003, and $4.2 billion at December 31, 2002. The investment securities conduit holds high-grade investment securities and held assets of $8.9 billion at March 31, 2003, and $9.5 billion at December 31, 2002. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated mono-line insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The commercial loan conduit had commercial paper liabilities of $2.9 billion at March 31, 2003, and $4.2 billion at December 31, 2002. The investment securities conduit had commercial paper liabilities of $8.9 billion at March 31, 2003, and $9.5 billion at December 31, 2002. The Company benefits by selling commercial loans and investment securities to conduits that provide diversification of funding sources in a capital-efficient manner and generate income.

     The Company provides liquidity facilities to both conduits. In addition, the Company retains the credit risk of the loans transferred to the commercial loan conduit through a credit enhancement agreement. Utilization of the liquidity facilities would be triggered by the conduits’ inability to issue commercial paper to fund their assets. The credit enhancement provided to the commercial loan conduit represents a recourse obligation under which the Company would be required to repurchase loans sold to the conduit if certain credit-related events of the underlying assets occur. The recorded fair value of the Company’s liability for the recourse obligation and for both liquidity facilities was $45.5 million at March 31, 2003, and $56.1 million at December 31, 2002, and was included in other liabilities. Changes in fair value of these liabilities are recorded in the income statement as other income or expense. In addition, the Company recorded at fair value its retained residual interest in both the commercial loan and investment securities conduits of $18.4 million and $82.6 million, respectively, at March 31, 2003, and $28.6 million and $93.4 million, respectively, at December 31, 2002.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization held assets of $605.4 million at March 31, 2003, of which the Company retained $138.5 million of subordinated securities, transferor’s interests of $15.1 million and a residual interest-only strip of $48.1 million. This compared with $652.4 million in assets at December 31, 2002, of which the Company retained $150.1 million of

18	U.S. Bancorp

subordinated securities, transferor’s interests of $16.3 million and a residual interest-only strip of $53.3 million. The qualifying special purpose entity issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $10.0 million and $7.7 million during the first quarter of 2003 and 2002, respectively. The unsecured small business credit securitization held average assets of $632.7 million and $749.4 million during the first quarter of 2003 and 2002, respectively.
     In January of 2003, the Company exercised a cleanup call option on an indirect automobile loan securitization, with the remaining assets from the securitization recorded on the Company’s balance sheet at fair value. The indirect automobile securitization held $156.1 million in assets at December 31, 2002.
     As of March 31, 2003, the Company had securitized $144.4 million of highly rated fixed-rate municipal bonds. Each municipal bond is sold into a separate trust that is funded by variable rate certificates that reprice weekly. The Company retains a residual interest in each structure that is accounted for as a trading asset and is recorded at fair value. The purpose of the arrangements is to meet customer demands for variable rate tax-free investments. Income and cash flows from these structures were not significant in the first quarter of 2003 and 2002.
     With respect to real estate and certain equipment, the Company enters into capital or operating leases to meet its business requirements. Certain operating lease arrangements involve third-party lessors that acquire these business assets through leveraged financing structures commonly referred to as “synthetic leases.” At March 31, 2003, synthetic lease structures held real estate assets of $442.3 million and equipment assets of $45.5 million, compared with $434.5 million and $45.5 million, respectively, at December 31, 2002. The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price. The maximum end-of-term guarantee, if the fair value of the assets is less than the purchase price, was $409.6 million at March 31, 2003, and $403.0 million at December 31, 2002. The Company performs an evaluation for possible declines in fair value of these assets on an annual basis and is not aware of any material declines in value of these assets.
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
     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. While the provisions of FIN 46 apply immediately to special purpose entities (“QSPEs”) created after January 31, 2003, existing variable interest entities that are not QSPEs are subject to the new rules beginning in the third quarter of 2003. The Company is in the process of determining whether its off-balance sheet structures and other financial interests are subject to the provisions of FIN 46 and the impact, if any, to its financial statements. Because the loan and investment conduits and the asset-backed securitizations are QSPEs, which are exempted from consolidation under the provisions of FIN 46, the Company does not believe the QSPE structures will require consolidation in its financial statements. Because it is “reasonably possible” under the provisions of FIN 46 that the Company’s synthetic leases, in their existing form, will be required to be consolidated, management is evaluating various financing alternatives. If consolidated, management does not believe the impact will be material to the financial condition or operating results of the Company. With respect to other financed interests, including low-income housing investment partnerships, the Company continues to assess the potential financial impact of applying FIN 46.

U.S. Bancorp	19

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders’ equity was $18.5 billion at March 31, 2003, compared with $18.1 billion at December 31, 2002. The increase was primarily the result of corporate earnings offset by dividends.

     Tangible common equity to assets was 5.8 percent at March 31, 2003, compared with 5.6 percent at December 31, 2002. The tier 1 capital ratio was 8.0 percent at March 31, 2003, compared with 7.8 percent at December 31, 2002. The total risk-based capital ratio was 12.4 percent at March 31, 2003, compared with 12.2 percent at December 31, 2002. The leverage ratio was 7.4 percent at March 31, 2003, compared with 7.5 percent at December 31, 2002. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.
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
     On April 1, 2003, USB Capital II, a subsidiary of U.S. Bancorp, redeemed 100 percent or $350 million of its 7.20 percent Trust Originated Preferred Securities. The planned redemption was reflected in computing the Company’s regulatory capital for the first quarter of 2003.

LINE OF BUSINESS FINANCIAL REVIEW

     Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. Business line results are derived from the Company’s business unit profitability reporting systems. Designations, assignments and allocations may change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2003, certain organization and methodology changes were made and, accordingly, 2002 results were restated and presented on a comparable basis.

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $308.8 million of the Company’s net operating earnings in the first quarter of 2003, a 20.2 percent decrease from the first quarter of 2002. The significant decrease in operating earnings in the first quarter of 2003, compared with the same quarter of a year ago, was primarily driven by a higher provision for credit losses.

     Total net revenue increased 6.1 percent from the first quarter of 2002. Net interest income, on a taxable-equivalent basis, increased 4.9 percent in the first quarter of 2003 due to a $7.8 billion increase in average total deposits, offset somewhat by the adverse impact of declining interest rates on the funding benefits of customer deposits. Net interest income was negatively impacted by a $2.1 billion decline in average loan balances in the first quarter of 2003, compared with the first quarter of 2002. The decline in commercial loans

Table 9	Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2003	2002

Tangible common equity	$10,106	$9,489
As a percent of tangible assets	5.8%	5.6%
Tier 1 capital	$12,873	$12,606
As a percent of risk-weighted assets	8.0%	7.8%
As a percent of adjusted quarterly average assets (leverage ratio)	7.4%	7.5%
Total risk-based capital	$19,900	$19,753
As a percent of risk-weighted assets	12.4%	12.2%

20	U.S. Bancorp

was due in part to weak customer loan demand resulting from the current economic environment, in addition to asset workout strategies driven by the Company’s decisions in 2001 and 2002 to tighten credit availability and reduce outstandings to certain types of lending, industries and customers. Noninterest income increased 9.4 percent for the first quarter of 2003, or $17.1 million, compared with the first quarter of 2002, reflecting growth in cash management-related fees driven by lower earnings credit rates and new account growth, an increase in fee income related to growth in commercial leasing income and international fees offset by a reduction in fee income related to the loan conduit.
     Noninterest expense was $102.2 million in the first quarter of 2003, compared with $97.2 million in the same quarter of a year ago, an increase of $5.0 million (5.1 percent). The $5.0 million increase was primarily due to higher equipment financing losses related to repossessed property write-downs.
     During the first quarter of 2003, the provision for credit losses was $118.5 million, compared with a net recovery of $40.0 million in the first quarter of 2002. Net charge-offs were $121.8 million in the first quarter of 2003, compared with $114.9 million in the first quarter of 2002. The net recovery in the 2002 provision for credit losses was a result of the reductions in total loan commitments and the improvement in the projected loss ratios for commercial loan risk rating categories that occurred during the first quarter of 2002. These trends were attributable to the improvement in this business segment’s credit quality driven by the Company’s asset workout strategies and reductions in commitments to certain industries and customers. Despite the continued improvement in risk ratings, nonperforming assets within the Wholesale Banking business line continued to be at elevated levels. Nonperforming assets within Wholesale Banking were $990.4 million at March 31, 2003, compared with $781.4 million at March 31, 2002. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $381.8 million of the Company’s net operating earnings in the first quarter of 2003 and $326.1 million in the first quarter of 2002, a 17.1 percent increase.

     Total net revenue increased 20.9 percent in the first quarter of 2003 from the first quarter of 2002. Fee-based revenue grew by 53.2 percent from the first quarter of 2002 while net interest income increased 8.5 percent from the same quarter of a year ago. The increase in net interest income in the first quarter of 2003 was due to growth in average loan balances and residential mortgages held for sale, improved spreads on retail and commercial loans, lower funding cost on non-earning asset balances and growth in noninterest-bearing deposit balances. Partially offsetting these increases was the impact of declining interest rates on the funding benefit of consumer deposits. The increase in average loan balances of 9.2 percent reflected retail loan growth of 10.8 percent in the first quarter of 2003 compared to the same period of a year ago offset by a decline of 1.7 percent in commercial and commercial real estate loan balances. The change in average deposits included growth in noninterest-bearing, interest checking and savings account balances, offset by a reduction in balances associated with time deposits. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products. Fee-based revenue growth in the first quarter of 2003 was driven by increased deposit service charges revenue, mortgage banking production and servicing revenue and investment product revenue, partially offset by lower commercial product revenue and higher end-of-term lease residual losses. The growth in mortgage banking servicing and production revenue was partially attributable to the acquisition of Leader in the second quarter of 2002, which contributed $22.6 million in the first quarter of 2003. Securities gains recognized in the first quarter of 2003 were taken to offset MSR impairments recognized in the first quarter of 2003.
     Noninterest expense was $594.0 million in the first quarter of 2003, compared with $447.8 million in the first quarter of 2002. The increase in noninterest expense in 2003 was attributable to the Leader and Bay View acquisitions and recognition of MSR impairments of $120.9 million.

U.S. Bancorp	21

     The provision for credit losses decreased $8.2 million (6.8 percent) in the first quarter of 2003, compared with the same period of 2002. Net charge-offs were $104.5 million in the first quarter of 2003, compared with $105.2 million in the first quarter of 2002. The decrease in the provision primarily reflected improvement in the Community Banking commercial loan portfolio, including lower net charge-offs, reductions in loan commitments and improvement in loss ratios on risk rated loan commitments. The change in the provision also reflected an improvement in retail loss ratios due to enhancements in collection efforts resulting in lower delinquency levels.

Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody and Fund Services, LLC. The business segment also offers investment management services to several client segments, including mutual funds, institutional customers and private asset management. Private Client, Trust and Asset Management contributed $116.5 million of the Company’s net operating earnings in the first quarter of 2003, an increase of 3.0 percent, compared with the same quarter of a year ago.

     Total net revenue was $315.7 million in the first quarter of 2003, compared with $301.0 million in the first quarter of 2002, an increase of 4.9 percent. Net interest income increased 14.8 percent from the first quarter of 2002. The increase in net interest income in the first quarter of 2003 was due to 12.2 percent growth in retail loan balances and an increase in average deposit balances resulting from the State Street Corporate Trust acquisition, partially offset by the impact of declining rates on the funding benefit of deposits. Additionally, the State Street Corporate Trust acquisition increased assets under management which drove an increase in required capital for Private Client, Trust and Asset Management. This resulted in an increased earnings credit in the first quarter of 2003, which was partially offset by the funding costs

Table 10	Line of Business Financial Performance

	Wholesale			Consumer			Private Client, Trust
	Banking			Banking			and Asset Management

			Percent			Percent			Percent
For the Three Months Ended March 31 (Dollars in Millions)	2003	2002	Change	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$507.8	$484.3	4.9%	$849.7	$782.8	8.5%	$90.1	$78.5	14.8%
Noninterest income	198.3	181.2	9.4	456.6	298.0	53.2	225.6	222.5	1.4

Total net revenue	706.1	665.5	6.1	1,306.3	1,080.8	20.9	315.7	301.0	4.9
Noninterest expense	97.3	92.0	5.8	420.5	419.3	.3	115.6	111.9	3.3
Other intangible amortization	4.9	5.2	(5.8)	173.5	28.5	*	16.5	7.6	*

Total noninterest expense	102.2	97.2	5.1	594.0	447.8	32.6	132.1	119.5	10.5

Operating income	603.9	568.3	6.3	712.3	633.0	12.5	183.6	181.5	1.2
Provision for credit losses	118.5	(40.0)	*	112.1	120.3	(6.8)	.4	3.7	(89.2)

Income before income taxes	485.4	608.3	(20.2)	600.2	512.7	17.1	183.2	177.8	3.0
Income taxes and taxable-equivalent adjustment	176.6	221.4	(20.2)	218.4	186.6	17.0	66.7	64.7	3.1

Operating earnings (loss), before merger and restructuring- related items and cumulative effect of change in accounting principles	$308.8	$386.9	(20.2)	$381.8	$326.1	17.1	$116.5	$113.1	3.0

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles (after-tax)
Net income

Average Balance Sheet Data
Commercial	$30,180	$32,894	(8.3)%	$6,572	$7,695	(14.6)%	$1,790	$1,823	(1.8)%
Commercial real estate	16,408	15,687	4.6	9,540	8,701	9.6	574	593	(3.2)
Residential mortgages	173	144	20.1	9,670	7,601	27.2	265	212	25.0
Retail	66	182	(63.7)	28,511	25,726	10.8	2,163	1,927	12.2

Total loans	46,827	48,907	(4.3)	54,293	49,723	9.2	4,792	4,555	5.2
Goodwill	1,334	1,380	(3.3)	2,138	1,698	25.9	738	287	*
Other intangible assets	114	135	(15.6)	979	784	24.9	427	233	83.3
Assets	53,918	55,686	(3.2)	64,420	58,127	10.8	6,554	5,798	13.0
Noninterest-bearing deposits	16,159	12,235	32.1	13,428	12,436	8.0	2,719	2,316	17.4
Savings products	7,561	4,807	57.3	39,037	35,325	10.5	4,869	4,285	13.6
Time deposits	3,433	2,270	51.2	20,353	23,775	(14.4)	480	456	5.3

Total deposits	27,153	19,312	40.6	72,818	71,536	1.8	8,068	7,057	14.3
Shareholders’ equity	$5,299	$5,298	—	$5,458	$4,477	21.9	$2,083	$1,346	54.8

*	Not meaningful

22	U.S. Bancorp

associated with the related non-earning asset growth. Noninterest income increased 1.4 percent in the first quarter of 2003, compared with the first quarter of 2002, due to the impact of account growth and the State Street Corporate Trust acquisition. This growth was offset by a decrease in the value of assets under management driven by adverse capital market conditions relative to the same period of a year ago.
     Noninterest expense increased $12.6 million (10.5 percent) in the first quarter of 2003, compared with the first quarter of 2002, primarily attributable to the State Street Corporate Trust acquisition partially offset by reductions in operating expense.
     The provision for credit losses decreased $3.3 million (89.2 percent) in the first quarter of 2003, compared with the same period of a year ago. Net charges-offs were $1.1 million lower in the first quarter of 2003, compared with the same period of a year ago. The remaining improvement in the provision for credit losses reflected lower projected loss ratios as well as a reduction in commercial loan commitments.

Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $170.3 million of the Company’s net operating earnings in the first quarter of 2003, a 22.4 percent increase over the first quarter of 2002.

     Total net revenue was $561.4 million in the first quarter of 2003, representing a 5.0 percent increase over the same period of a year ago. Net interest income decreased .9 percent, while fee-based income increased 7.7 percent over the first quarter of 2002. During late 2002, the Company sold two co-branded credit card portfolios reducing year-over-year net revenues for this line of business by approximately $8.3 million. Excluding the impact of two co-branded credit card portfolio sales, total net revenue increased approximately 6.6 percent in the first quarter of 2003, compared with the same period of 2002. Net interest income, excluding the impact of the two co-branded credit card portfolio sales, was up 4.3 percent from the

Payment			Capital			Treasury and			Consolidated
Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent
2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change

$168.7	$170.2	(.9)%	$6.3	$7.8	(19.2)%	$161.2	$146.8	9.8%	$1,783.8	$1,670.4	6.8%
392.7	364.6	7.7	164.1	171.2	(4.1)	85.6	95.5	(10.4)	1,522.9	1,333.0	14.2

561.4	534.8	5.0	170.4	179.0	(4.8)	246.8	242.3	1.9	3,306.7	3,003.4	10.1
147.6	162.8	(9.3)	163.2	162.8	.2	377.2	339.7	11.0	1,321.4	1,288.5	2.6
38.7	38.6	.3	—	—	—	1.5	.3	*	235.1	80.2	*

186.3	201.4	(7.5)	163.2	162.8	.2	378.7	340.0	11.4	1,556.5	1,368.7	13.7

375.1	333.4	12.5	7.2	16.2	(55.6)	(131.9)	(97.7)	(35.0)	1,750.2	1,634.7	7.1
107.4	114.7	(6.4)	—	—	—	(3.4)	136.3	*	335.0	335.0	—

267.7	218.7	22.4	7.2	16.2	(55.6)	(128.5)	(234.0)	45.1	1,415.2	1,299.7	8.9
97.4	79.6	22.4	2.6	5.9	(55.9)	(69.2)	(100.1)	30.9	492.5	458.1	7.5

$170.3	$139.1	22.4	$4.6	$10.3	(55.3)	$(59.3)	$(133.9)	55.7	922.7	841.6	9.6

									(11.5)	(48.4)
									—	(37.2)

									$911.2	$756.0

$2,741	$2,709	1.2%	$117	$227	(48.5)%	$191	$33	* %	$41,591	$45,381	(8.4)%
—	—	—	—	—	—	261	205	27.3	26,783	25,186	6.3
—	—	—	—	—	—	16	5	*	10,124	7,962	27.2
7,026	7,312	(3.9)	—	—	—	48	32	50.0	37,814	35,179	7.5

9,767	10,021	(2.5)	117	227	(48.5)	516	275	87.6	116,312	113,708	2.3
1,812	1,821	(.5)	306	306	—	—	—	—	6,328	5,492	15.2
702	799	(12.1)	—	—	—	49	6	*	2,271	1,957	16.0
13,288	13,234	.4	2,506	3,156	(20.6)	42,991	31,771	35.3	183,677	167,772	9.5
416	265	57.0	70	214	(67.3)	32	19	68.4	32,824	27,485	19.4
9	7	28.6	—	—	—	15	298	(95.0)	51,491	44,722	15.1
—	—	—	—	—	—	7,234	3,304	*	31,500	29,805	5.7

425	272	56.3	70	214	(67.3)	7,281	3,621	*	115,815	102,012	13.5
$3,151	$3,183	(1.0)	$624	$636	(1.9)	$1,855	$1,219	52.2	$18,470	$16,159	14.3

U.S. Bancorp	23

first quarter of 2002, primarily due to an increase in average loan balances and lower funding costs on the noninterest-bearing corporate card loan portfolio. Noninterest income was up 7.7 percent in the first quarter of 2003, compared with the first quarter of 2002, primarily due to increases in credit and debit card revenue, corporate payment product revenue and ATM servicing revenue partially offset by a reduction in merchant processing revenue. Merchant processing revenue declined due to lower processing spreads resulting from a change in the mix of merchants.
     Noninterest expense was $186.3 million in the first quarter of 2003, compared with $201.4 million in the first quarter of 2002, a decrease of $15.1 million (7.5 percent). The $15.1 million decrease was primarily due to reductions in fraud losses, third-party merchant processing costs and marketing expense.
     The provision for credit losses decreased $7.3 million (6.4 percent) in the first quarter of 2003, compared with the same quarter of a year ago. The decrease in provision was primarily a result of a $5.8 million reduction in net charge-offs. Improvement in projected loss rates due to enhancements in collection efforts also contributed to the decline.

Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices. Capital Markets contributed $4.6 million of the Company’s net operating earnings in the first quarter of 2003, a 55.3 percent decline, compared with the same quarter of a year ago. Total net revenue was $170.4 million in the first quarter of 2003, compared with $179.0 million in first quarter of 2002. Net interest income decreased $1.5 million, primarily due to lower average balances in the trading account and money market investment portfolios in addition to the decline in the funding benefit on noninterest-bearing deposits due to a reduction in average balances. The $7.1 million reduction in noninterest income was due to a decline in investment product fees and commissions and investment banking revenues, reflecting the continued adverse capital markets conditions partially offset by an increase in trading account profits and commissions and lower mark-to-market valuation adjustments. Capital markets activities continued to experience weak sales volumes and lower levels of investment banking and merger and acquisition transactions. Management anticipates continued softness in sales activities and related revenue growth throughout the next several quarters. Noninterest expense was essentially flat quarter over prior year quarter.

     During the first quarter of 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Inc. It is anticipated that the spin-off will be completed in late 2003.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded an operating loss of $59.3 million in the first quarter of 2003, a 55.7 percent improvement, compared with the same quarter of a year ago.

     During the first quarter of 2003, total net revenue was $246.8 million, compared with $242.3 million in the first quarter of 2002. The $4.5 million increase was attributable to an increase in net interest income of $14.4 million. The increase in net interest income was primarily due to an increase in average investments of $7.4 billion from a year ago and the benefit of changes in the mix of funding during the declining interest rate environment. Noninterest income decreased $9.9 million in the first quarter of 2003, primarily due to a decline in securities gains of $8.3 million from the first quarter of 2002.
     Noninterest expense was $378.7 million in the first quarter of 2003, compared with $340.0 million in the first quarter of 2002, an increase of 11.4 percent. The increase was primarily the result of higher costs associated with employee pension benefits, corporate insurance and communications.
     The provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with generally accepted accounting principles in the United States. The provision for credit losses reflected within the other business units is based on its net charge-offs, adjusted for changes in the allowance for credit losses necessary to reflect improvement or deterioration in the risk profile of its specific loan portfolios. Historical loss factors are applied to commercial loan commitments stratified by risk rating plus the required amounts for homogeneous loan portfolios based on twelve month projected losses in computing the quarter-end business unit

24	U.S. Bancorp

allowance. The change in the allowance for credit losses for the business units is reflected within the applicable business unit’s provision for credit losses. The provision for credit losses was a net recovery of $3.4 million in the first quarter of 2003, compared with a loss of $136.3 million in the first quarter of 2002. The decrease in the provision for credit losses in the first quarter of 2003, over the same quarter of a year ago, reflected improvements in the level of credit risk and mix of risk classifications within the portfolios of the other business units driven by reductions in higher risk loan commitments due to the Company’s workout strategies. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

     Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2003 and 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

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

     Significant accounting policies are discussed in detail in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002. Those policies considered to be critical accounting policies are described below.

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

     Management’s evaluation of the adequacy of the allowance for credit losses is the most critical of accounting estimates for a banking institution. It is a highly subjective process impacted by many factors as discussed throughout the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002. Although risk management practices, methodologies and other tools are utilized to determine each element of the allowance, degrees of imprecision exist in these measurement tools due, in part, to subjective judgments involved and an inherent lagging of credit quality measurements relative to the stage of the business cycle. Even determining the stage of the business cycle is highly subjective. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considers the effect of imprecision and many other factors in determining the allowance for credit losses by establishing an “allowance for other factors” that is not specifically allocated to a category of loans. If not considered, inherent losses in the portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a bank.
     Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is, in part, due to the timing of the risk rating process in relation to changes in the business

U.S. Bancorp	25

cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans and the timing of charge-offs and recoveries. For example, the amount of loans within specific risk ratings may change, providing a leading indicator of improving credit quality, while nonperforming loans and net charge-offs continue at elevated levels. Because the allowance specifically allocated to commercial loans is primarily driven by risk ratings and loss ratios determined through migration analysis and historical performance, the amount of the allowance for commercial and commercial real estate loans might decline. However, it is likely that management would maintain an adequate allowance for credit losses by increasing the allowance for other factors at a stage in the business cycle that is uncertain and when nonperforming asset levels remain elevated.
     Sensitivity analysis to the many factors impacting the allowance for credit losses is difficult. Some factors are quantifiable while other factors require qualitative judgment. Management conducts analysis with respect to the accuracy of risk ratings and the volatility of inherent loss rates applied to risk categories and utilizes the results of this analysis to determine loss projections. This analysis is then considered in determining the level of the allowance for credit losses. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.

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

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the fair value is less than the carrying value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at March 31, 2003, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $69 million and $130 million, respectively. An upward movement in interest rates at March 31, 2003, of 25 and 50 basis points would increase the fair value of the MSRs by approximately $96 million and $173 million, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

Goodwill and Other Intangibles The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by the Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Under certain situations, interim impairments tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

     The initial recognition of goodwill and other intangible assets and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated

26	U.S. Bancorp

cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates and specific industry and market conditions. In determining the reasonableness of cash flow estimates, the Company reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.
     In assessing the fair value of operating segments, the Company may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. This is particularly relevant to estimating future cash flows for the capital markets segment due to the volatile nature of the securities markets. Also, management often utilizes other information to validate the reasonableness of its valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenues, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The carrying amount of an operating segment is determined based on the capital required to support the business segment’s activities including its tangible and intangible assets. The determination of a segment’s capital allocation requires management judgment and considers many factors including the regulatory capital regulations and capital characteristics of comparable public companies in relevant industry sectors. In certain circumstances, management will engage a third-party to independently validate its assessment of the fair value of its business segments.
     Given existing market conditions, recent regulatory actions and declining revenues and profitability in the securities industry, management conducted an interim assessment of the estimated fair value of its capital markets business segment based on the methods described above and validated its determination through an independent third-party. In estimating future cash flows, the Company considered equity market performance historically experienced subsequent to a extended market cycle with negative returns. The impairment assessment was based on an expectation that economic market conditions would improve somewhat in 2003 with stronger growth beginning in 2004 and returning to historical levels of growth in late 2004 and beyond. Based on this interim assessment, no impairment was recognized in either 2002 or the first quarter of 2003. If market conditions continue to decline or remain stagnant through 2003, the probability of impairment within the capital markets business segment increases. The capital markets business contributed $1.1 million (less than .01 percent), to the Company’s net income in 2002 and $4.6 million (.5 percent) in the first quarter of 2003. Because of the non-cash nature of goodwill, any impairment would have no impact on current cash flows and, given the relative size of the capital markets business to the consolidated group, the impact to future cash flows and liquidity, if any, would not be significant. Also, the Company is required to maintain 100 percent of goodwill as capital for regulatory purposes and, accordingly, the impact of any future impairment on tangible and regulatory capital ratios would be insignificant. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

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

U.S. Bancorp	27

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$8,910	$10,758
Money market investments	454	434
Trading securities	1,300	898
Investment securities
Held-to-maturity (fair value $229 and $240, respectively)	220	233
Available-for-sale	30,231	28,255
Loans held for sale	3,102	4,159
Loans
Commercial	42,011	41,944
Commercial real estate	26,893	26,867
Residential mortgages	10,329	9,746
Retail	37,939	37,694

Total loans	117,172	116,251
Less allowance for credit losses	2,409	2,422

Net loans	114,763	113,829
Premises and equipment	1,655	1,697
Customers’ liability on acceptances	140	140
Goodwill	6,332	6,325
Other intangible assets	2,181	2,321
Other assets	12,943	10,978

Total assets	$182,231	$180,027

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$34,459	$35,106
Interest-bearing	68,909	68,214
Time deposits greater than $100,000	11,853	12,214

Total deposits	115,221	115,534
Short-term borrowings	6,576	7,806
Long-term debt	32,068	28,588
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,983	2,994
Acceptances outstanding	140	140
Other liabilities	6,723	6,864

Total liabilities	163,711	161,926
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 3/31/03 — 1,972,643,065 shares; 12/31/02 — 1,972,643,060 shares	20	20
Capital surplus	4,841	4,850
Retained earnings	14,236	13,719
Less cost of common stock in treasury: 3/31/03 — 53,593,105 shares; 12/31/02 — 55,686,500 shares	(1,222)	(1,272)
Other comprehensive income	645	784

Total shareholders’ equity	18,520	18,101

Total liabilities and shareholders’ equity	$182,231	$180,027

See Notes to Consolidated Financial Statements.

28	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
	March 31,
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2003	2002

Interest Income
Loans	$1,836.8	$1,931.9
Loans held for sale	59.6	39.2
Investment securities
Taxable	396.1	347.8
Non-taxable	8.9	13.2
Money market investments	4.0	3.3
Trading securities	8.0	8.2
Other interest income	29.3	19.0

Total interest income	2,342.7	2,362.6
Interest Expense
Deposits	306.6	395.5
Short-term borrowings	43.4	78.9
Long-term debt	185.8	192.1
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	31.4	34.8

Total interest expense	567.2	701.3

Net interest income	1,775.5	1,661.3
Provision for credit losses	335.0	335.0

Net interest income after provision for credit losses	1,440.5	1,326.3
Noninterest Income
Credit and debit card revenue	127.4	109.3
Corporate payment products revenue	86.0	75.2
ATM processing services	36.9	30.9
Merchant processing services	127.3	133.6
Trust and investment management fees	230.3	224.3
Deposit service charges	168.7	155.7
Cash management fees	112.0	104.2
Commercial products revenue	104.2	122.2
Mortgage banking revenue	95.4	52.0
Trading account profits and commissions	60.9	49.9
Investment products fees and commissions	100.3	111.1
Investment banking revenue	37.6	53.2
Securities gains, net	140.7	44.1
Other	95.2	67.3

Total noninterest income	1,522.9	1,333.0
Noninterest Expense
Salaries	601.8	588.3
Employee benefits	109.2	96.4
Net occupancy	102.2	100.1
Furniture and equipment	73.4	76.9
Capitalized software	37.3	38.4
Communication	51.2	45.7
Postage	45.4	46.6
Other intangible assets	235.1	80.2
Merger and restructuring-related charges	17.6	74.2
Other	300.9	296.1

Total noninterest expense	1,574.1	1,442.9

Income before income taxes and cumulative effect of change in accounting principles	1,389.3	1,216.4
Applicable income taxes	478.1	423.2

Income before cumulative effect of change in accounting principles	911.2	793.2
Cumulative effect of change in accounting principles	—	(37.2)

Net income	$911.2	$756.0

Earnings Per Share
Income before cumulative effect of change in accounting principles	$.47	$.41
Cumulative effect of change in accounting principles	—	(.02)

Net income	$.47	$.39

Diluted Earnings Per Share
Income before cumulative effect of change in accounting principles	$.47	$.41
Cumulative effect of change in accounting principles	—	(.02)

Net income	$.47	$.39

Dividends declared per share	$.205	$.195

Average common shares	1,919.0	1,919.8
Average diluted common shares	1,926.6	1,930.1

See Notes to Consolidated Financial Statements.

U.S. Bancorp	29

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity

Balance December 31, 2001	1,951,709,512	$19.7	$4,906.2	$11,918.0	$(478.1)	$95.4	$16,461.2
Net income				756.0			756.0
Unrealized loss on securities available for sale						(30.3)	(30.3)
Unrealized loss on derivatives						(103.4)	(103.4)
Realized gain on derivatives						.9	.9
Reclassification adjustment for gains realized in net income						(30.6)	(30.6)
Income taxes						62.1	62.1

Total comprehensive income							654.7
Cash dividends declared on common stock				(367.7)			(367.7)
Issuance of common and treasury stock	3,451,272		(19.5)		81.5		62.0
Purchase of treasury stock	(40,014,685)				(923.2)		(923.2)
Shares reserved to meet deferred compensation obligations	(30,722)		1.8		(1.8)		—
Amortization of restricted stock			5.2				5.2

Balance March 31, 2002	1,915,115,377	$19.7	$4,893.7	$12,306.3	$(1,321.6)	$(5.9)	$15,892.2

Balance December 31, 2002	1,916,956,560	$19.7	$4,850.4	$13,718.6	$(1,272.1)	$784.0	$18,100.6
Net income				911.2			911.2
Unrealized loss on securities available for sale						(96.9)	(96.9)
Unrealized loss on derivatives						(169.2)	(169.2)
Foreign currency translation adjustment						5.9	5.9
Realized gain on derivatives						188.2	188.2
Reclassification adjustment for gains realized in net income						(153.1)	(153.1)
Income taxes						85.5	85.5

Total comprehensive income							771.6
Cash dividends declared on common stock				(393.4)			(393.4)
Issuance of common and treasury stock	2,492,344		(21.0)		57.7		36.7
Shares reserved to meet deferred compensation obligations	(398,944)		7.8		(7.8)		—
Amortization of restricted stock			4.1				4.1

Balance March 31, 2003	1,919,049,960	$19.7	$4,841.3	$14,236.4	$(1,222.2)	$644.4	$18,519.6

See Notes to Consolidated Financial Statements.

30	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,

(Dollars in Millions)
(Unaudited)	2003	2002

Operating Activities
Net cash provided by (used in) operating activities	$2,391.5	$2,708.9
Investing Activities
Proceeds from sales of investment securities	3,579.5	3,862.9
Maturities of investment securities	4,576.3	1,667.3
Purchases of investment securities	(12,787.3)	(3,719.1)
Net (increase) decrease in loans outstanding (a)	(1,566.5)	(1,008.6)
Proceeds from sales of loans	617.7	437.3
Purchases of loans	(211.2)	(.2)
Proceeds from sales of premises and equipment	11.5	30.7
Purchases of premises and equipment	(36.9)	(97.1)
Other, net	(2.0)	(40.1)

Net cash provided by (used in) investing activities	(5,818.9)	1,133.1
Financing Activities
Net increase (decrease) in deposits	(312.8)	(2,747.7)
Net increase (decrease) in short-term borrowings	(1,230.6)	(4,026.0)
Principal payments on long-term debt	(1,214.3)	(912.2)
Proceeds from issuance of long-term debt	4,698.8	2,365.0
Proceeds from issuance of common stock	31.8	53.8
Repurchase of common stock	—	(923.2)
Cash dividends paid	(373.8)	(360.2)

Net cash provided by (used in) financing activities	1,599.1	(6,550.5)

Change in cash and cash equivalents	(1,828.3)	(2,708.5)
Cash and cash equivalents at beginning of period	11,192.1	9,745.3

Cash and cash equivalents at end of period	$9,363.8	$7,036.8

See Notes to Consolidated Financial Statements.

(a)	Includes $226.5 million of loans transferred to Stellar Funding Group, Inc. (the “loan conduit”) and $135.2 million of loans repurchased from the loan conduit during the three months ended March 31, 2003. System constraints make it impractical to collect information on the gross cash flows between the Company and the loan conduit for 2002.

U.S. Bancorp	31

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 10 “Line of Business Financial Performance” provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 2	Accounting Changes

Consolidation of Variable Interest Entities In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs, in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities.

     The Company has various relationships with special purpose entities (“SPEs”). For details of the Company’s involvement with SPEs, refer to the “Off-Balance Sheet Arrangements” section within the Management’s Discussion and Analysis. The Company is in the process of determining whether its off-balance sheet structures and other financial interests are subject to the provisions of FIN 46 and the impact, if any, to its financial statements. Because the loan and investment conduits and the asset-backed securitizations are QSPEs, which are exempted from consolidation under the provisions of FIN 46, the Company does not believe the conduits or securitizations will require consolidation in its financial statements. Because it is “reasonably possible” under the provisions of FIN 46 that the Company’s synthetic leases, in their existing form, will be required to be consolidated, management is evaluating various financing alternatives. If consolidated, management does not believe the impact will be material to the financial condition or operating results of the Company. With respect to other financed interests, including low-income housing investment partnerships, the Company continues to assess the potential financial impact of applying FIN 46.

32	U.S. Bancorp

Stock-Based Compensation In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 11 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

Guarantees In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or group of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for interim and annual financial statements for the first reporting period ending after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Company adopted the initial recognition and measurement provision effective January 1, 2003, which did not have a material impact on the Company’s financial statements. Refer to Note 12 of the Notes to Consolidated Financial Statements for further information on guarantees.

Business Combinations and Goodwill and Other Intangible Assets In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 mandates that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and established specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and are to be tested for impairment at least annually. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption of SFAS 142.

     Applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, increased after-tax income for the year ended December 31, 2002, by $205.6 million, or $.11 per diluted share. During the first quarter of 2002, the Company completed its initial impairment test as required by SFAS 142. As a result of this initial impairment test, the Company recognized an after-tax goodwill impairment charge of $37.2 million as a “cumulative effect of change in accounting principles” in the income statement in the first quarter of 2002. The impairment was primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. Banking regulations exclude 100 percent of goodwill from the determination of capital adequacy; therefore, the impact of this impairment on the Company’s capital adequacy was not significant.

U.S. Bancorp	33

Note 3	Business Combinations and Divestitures

On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC (“Leader”), a wholly-owned subsidiary of First Defiance Corp., in a cash transaction. The transaction represented total assets acquired of $531 million and total liabilities assumed of $446 million. Included in total assets were mortgage servicing rights and other intangibles of $173 million and goodwill of $18 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities.

     On November 1, 2002, the Company acquired 57 branches and a related operations facility in California from Bay View Bank, a wholly-owned subsidiary of Bay View Capital Corporation, in a cash transaction. The transaction represented total assets acquired of $853 million and total liabilities assumed of $3.3 billion (primarily retail and small business products). Included in total assets were approximately $336 million in selected loans primarily with depository relationships, core deposit intangibles of $56 million and goodwill of $427 million.
     On December 31, 2002, the Company acquired the corporate trust business of State Street Bank and Trust Company (“State Street Corporate Trust”) in a cash transaction valued at $725 million. State Street Corporate Trust was a leading provider, particularly in the Northeast, of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. With this acquisition, the Company is among the nation’s leading providers of a full range of corporate trust products and services. The transaction represented total assets acquired of $682 million and total liabilities assumed of $39 million at the closing date. Included in total assets were contract and other intangibles with a fair value of $218 million and goodwill of $449 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust business and processing economies of scale resulting from the transaction. As part of the purchase price, $75 million was placed in escrow for up to eighteen months with payment contingent on the successful transition of business relationships. Concurrent with the system conversion expected in 2003, certain State Street Corporate Trust assets under administration will be transferred to the Company or its affiliated mutual funds.

The following table summarizes acquisitions by the Company completed since January 1, 2002:

(Dollars and Shares in Millions)	Date	Assets (a	)	Deposits	Goodwill and Other Intangibles	Cash Paid/ (Received	)	Shares Issued	Accounting Method

Corporate trust business of State Street Bank and Trust Company	December 2002	$13		$—	$667	$643		—	Purchase
Bay View Bank branches	November 2002	362		3,305	483	(2,494)		—	Purchase
The Leader Mortgage Company, LLC	April 2002	517		—	191	85		—	Purchase

(a)	Assets acquired do not include purchase accounting adjustments.
     On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital market business unit, including investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Inc. In 2002, the capital markets business unit had average assets of $3.0 billion, generated revenues of $736.5 million (5.8 percent of total revenues) and contributed $.7 million of net income, representing less than 1 percent of the Company’s consolidated net income. This spin-off does not include brokerage, financial advisory or asset management services offered to customers through the retail brokerage platform of U.S. Bank National Association, U.S. Bancorp Investments, Inc. or U.S. Bancorp Asset Management, Inc. The spin-off would be effected through a dividend of 100 percent of the Company’s ownership interest in the capital market business, and the Company plans to retain $215 million of subordinated debt of the new company. The distribution is subject to certain conditions including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. While expected to be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied.

34	U.S. Bancorp

Note 4	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related items of $17.6 million in the first three months of 2003. In 2003, merger and restructuring-related items were primarily incurred in connection with the NOVA acquisition and the Company’s various other acquisitions. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

The components of the merger and restructuring-related items are shown below:

	Three Months Ended
	March 31, 2003

			State
(Dollars in Millions)	NOVA	Bay View	Street	Other	Total

Severance and employee-related	$.6	$—	$—	$—	$.6
Systems conversions and integration	8.4	4.2	2.1	2.1	16.8
Asset write-downs and lease terminations	—	.2	—	—	.2

Total	$9.0	$4.4	$2.1	$2.1	$17.6

     The Company determines merger and restructuring-related items and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and are regularly evaluated during the integration process.
     Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance accrual amounts were approximately 400 for NOVA, 140 for State Street Corporate Trust and 40 for Bay View Bank. Severance and employee-related costs for identified groups of acquired employees were included in the determination of goodwill at closing. Severance and employee-related costs were recorded as incurred for groups of employees not specifically identified at the time of closing.
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

The following table presents a summary of activity with respect to the merger and restructuring-related accruals:

			State	Bay
(Dollars in Millions)	USBM	NOVA	Street	View	Other (a)	Total

Balance at December 31, 2002	$18.6	$15.1	$7.8	$5.8	$4.8	$52.1
Provision charged to operating expense	—	9.0	2.1	4.4	2.1	17.6
Additions related to purchase acquisitions	—	—	(1.4)	—	—	(1.4)
Cash outlays	(10.6)	(9.8)	(2.3)	(5.9)	(2.2)	(30.8)
Noncash write-downs and other	6.9	—	—	(1.7)	—	5.2

Balance at March 31, 2003	$14.9	$14.3	$6.2	$2.6	$4.7	$42.7

(a)	“Other” primarily includes acquisitions by NOVA prior to the Company’s acquisition of NOVA.

     The adequacy of accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease the accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

U.S. Bancorp	35

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

	March 31,	December 31,
(Dollars in Millions)	2003	2002

Severance and employee-related costs	$26.1	$33.3
Lease termination and facility costs	15.4	17.2
Other	1.2	1.6

Total	$42.7	$52.1

The merger and restructuring-related accrual by significant acquisition or business restructuring was as follows:

	March 31,	December 31,
(Dollars in Millions)	2003	2002

USBM	$14.9	$18.6
NOVA	14.3	15.1
State Street Corporate Trust	6.2	7.8
Bay View	2.6	5.8
Other acquisitions	4.7	4.8

Total	$42.7	$52.1

     In connection with the NOVA acquisition, the Company expects to incur approximately $25.1 million of additional pre-tax merger-related charges through 2003. In addition, the Company anticipates additional pre-tax merger-related expenses in 2003 of $10.0 million related to the Bay View acquisition, $7.8 million related to the State Street Corporate Trust acquisition and $7.4 million for other smaller acquisitions.

Note 5	Loans

The composition of the loan portfolio was as follows:

	March 31, 2003		December 31, 2002

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$36,820	31.4%	$36,584	31.5%
Lease financing	5,191	4.4	5,360	4.6

Total commercial	42,011	35.8	41,944	36.1
Commercial real estate
Commercial mortgages	20,275	17.3	20,325	17.5
Construction and development	6,618	5.7	6,542	5.6

Total commercial real estate	26,893	23.0	26,867	23.1
Residential mortgages	10,329	8.8	9,746	8.4
Retail
Credit card	5,502	4.7	5,665	4.9
Retail leasing	5,759	4.9	5,680	4.9
Home equity and second mortgages	13,347	11.4	13,572	11.6
Other retail
Revolving credit	2,576	2.2	2,650	2.3
Installment	2,146	1.8	2,258	1.9
Automobile	6,947	6.0	6,343	5.5
Student	1,662	1.4	1,526	1.3

Total other retail	13,331	11.4	12,777	11.0

Total retail	37,939	32.4	37,694	32.4

Total loans	$117,172	100.0%	$116,251	100.0%

     Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.7 billion and $1.8 billion at March 31, 2003, and December 31, 2002, respectively.

36	U.S. Bancorp

Note 6	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $47.3 billion and $43.1 billion at March 31, 2003, and December 31, 2002, respectively.

The net carrying value of capitalized mortgage servicing rights was as follows:

	March 31,	December 31,
(Dollars in Millions)	2003	2002

Initial carrying value, net of amortization	$910	$849
Impairment valuation allowance	(328)	(207)

Net carrying value	$582	$642

Changes in capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended	Year Ended
(Dollars in Millions)	March 31, 2003	December 31, 2002

Balance at beginning of period	$642	$360
Rights purchased	12	229
Rights capitalized	85	357
Amortization	(36)	(94)
Rights sold	—	(24)
Impairment	(121)	(186)

Balance at end of period	$582	$642

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	March 31,	December 31,
(Dollars in Millions)	2003	2002

Fair value	$582	$655
Expected weighted-average life (in years)	4.2	4.8
Discount rate	9.7%	9.8%

Sensitivity of fair value to changes in interest rates at March 31, 2003:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(130)	$(69)	$96	$173

     The Company utilizes the investment portfolio as an economic hedge against possible adverse interest rate changes. The Company also, from time to time, purchases principal-only securities that act as a partial economic hedge. The Company is able to recognize increases in fair value of servicing rights when impairment reserves are released.
     The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. In the current interest rate environment, mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cashflows than conventional mortgage loans. The Company’s servicing portfolio is made up of two very distinct portfolios: The Leader Mortgage Company (a wholly-owned subsidiary) and U.S. Bank Home Mortgage. A summary of the Company’s mortgage servicing rights and related characteristics by segment as of March 31, 2003, is as follows:

	U.S. Bank Home Mortgage

			Leader
(Dollars in Millions)	Conventional	Government	Mortgage	Total

Servicing portfolio	$29,602	$8,671	$8,989	$47,262
Fair market value	$297	$119	$166	$582
Value (bps)	100	137	185	123
Weighted-average servicing fees (bps)	36	49	45	40
Multiple (value/servicing fees)	2.78	2.80	4.11	3.08
Weighted-average note rate	6.34%	6.99%	6.74%	6.54%
Age (in years)	1.5	2.3	3.2	2.0
Expected life (in years)	3.7	3.6	6.2	4.2
Discount rate	9.2%	11.2%	9.9%	9.7%

U.S. Bancorp	37

     The Leader Mortgage Company specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low and moderate income borrowers and are generally under government insured programs with down payment or closing cost assistance. As a result of the slower prepayment characteristics of the state and local loan programs, the Leader portfolio has a longer expected life relative to other servicing portfolios.
     The U.S. Bank Home Mortgage servicing portfolio is predominantly comprised of fixed-rate Agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) servicing with limited adjustable-rate or Jumbo mortgage loans.

Note 7	Intangible Assets

The following table reflects the changes in the carrying value of goodwill for the three months ended March 31, 2003:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2002	$1,332	$2,139	$736	$1,813	$305	$6,325
Reclass	2	(2)	—	—	—	—
Goodwill acquired/adjustments	—	1	5	—	1	7

Balance at March 31, 2003	$1,334	$2,138	$741	$1,813	$306	$6,332

Amortizable intangible assets consisted of the following:

			March 31,	December 31,
	Estimated	Amortization	2003	2002
(Dollars in Millions)	Life (a)	Method (b)	Balance	Balance

Merchant processing contracts	8 years	AC	$567	$596
Core deposit benefits	10 years/6 years	SL/AC	483	505
Mortgage servicing rights	4 years	AC	582	642
Trust relationships	15 years/8 years	SL/AC	351	371
Other identified intangibles	9 years/8 years	SL/AC	198	207

Total			$2,181	$2,321

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted-average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b)	Amortization methods: SL = straight line method

AC = accelerated methods generally based on cash flows

Aggregate amortization expense consisted of the following:

	Three Months Ended
	March 31,

(Dollars in Millions)	2003	2002

Merchant processing contracts	$32.2	$31.8
Core deposit benefits	22.1	20.0
Mortgage servicing rights (a)	156.7	14.1
Trust relationships	13.2	4.8
Other identified intangibles	10.9	9.5

Total	$235.1	$80.2

(a)	Includes mortgage servicing rights impairments of $120.9 million in the first quarter of 2003.

Below is the estimated amortization expense for the years ending:

(Dollars in Millions)

Remaining 2003	$350.6
2004	402.9
2005	343.0
2006	288.2
2007	247.8

38	U.S. Bancorp

Note 8	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The following table is a summary of the Trust Preferred Securities as of March 31, 2003:

		Trust
		Preferred
	Issuance	Securities	Debentures	Rate				Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount	Type (a)	Rate		Maturity Date	Date (b)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%		December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35		November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75		May 2031	May 4, 2006
USB Capital II (e)	April 1998	350	361	Fixed	7.20		April 2003	April 1, 2003
Institutional
Star Capital I	June 1997	150	155	Variable	2.02	(c)	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.20	(d)	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27		December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32		December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09		November 2026	November 15, 2006

(a)	The variable-rate Trust Preferred Securities reprice quarterly.
(b)	Earliest date of redemption.
(c)	Three-month LIBOR +76.5 basis points
(d)	Three-month LIBOR +85.0 basis points
(e)	On April 1, 2003, USB Capital II, a subsidiary company of U.S. Bancorp, redeemed 100 percent, or $350 million, of its 7.20 percent Trust Originated Preferred Securities.

Note 9	Shareholders’ Equity

At March 31, 2003, and December 31, 2002, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,919.0 million and 1,917.0 million shares of common stock outstanding at March 31, 2003, and December 31, 2002, respectively.

     On July 17, 2001, the Company’s Board of Directors authorized the repurchase of up to 56.4 million shares of the Company’s common stock to replace shares issued in connection with the acquisition of NOVA. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock throughout 2003. Under these programs, the Company has repurchased 65.0 million shares of common stock during 2001 and 2002. The July 17, 2001, authorization has been completed.

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2003	2002

Income before cumulative effect of change in accounting principles	$911.2	$793.2
Cumulative effect of change in accounting principles	—	(37.2)

Net income	$911.2	$756.0

Weighted-average common shares outstanding	1,919.0	1,919.8
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	7.6	10.3

Weighted-average diluted common shares outstanding	1,926.6	1,930.1

Earnings per share
Income before cumulative effect of change in accounting principles	$.47	$.41
Cumulative effect of change in accounting principles	—	(.02)

Net income	$.47	$.39

Diluted earnings per share
Income before cumulative effect of change in accounting principles	$.47	$.41
Cumulative effect of change in accounting principles	—	(.02)

Net income	$.47	$.39

U.S. Bancorp	39

     For the three months ended March 31, 2003 and 2002, options to purchase 143 million and 129 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Stock-Based Compensation

The following table shows proforma compensation expense, net income and earnings per share adjusted as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2003	2002

Reported net income	$911.2	$756.0
Stock-based compensation expense included in reported net income, net of tax	2.6	3.4
Total stock-based compensation expense under the fair value method for all awards, net of tax	(30.6)	(35.8)

Proforma net income	$883.2	$723.6
Earnings per share
Reported net income	$.47	$.39
Stock based-compensation, net of tax	(.01)	(.01)

Proforma net income	$.46	$.38
Diluted earnings per share
Reported net income	$.47	$.39
Stock based-compensation, net of tax	(.01)	(.02)

Proforma net income	$.46	$.37

Note 12	Guarantees and Contingent Liabilities

LETTERS OF CREDIT

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at March 31, 2003, was approximately $9.5 billion with a weighted-average term of approximately 25 months. The estimated fair value of standby letters of credit was approximately $76 million at March 31, 2003.

GUARANTEES

Guarantees are contingent commitments issued by the Company to customers or other third parties. The Company’s guarantees primarily include parent guarantees related to subsidiaries’ third-party borrowing arrangements; third-party performance guarantees inherent in the Company’s business operations such as indemnified securities lending programs and merchant charge-backs guarantees; indemnification or buy-back provisions related to certain asset sales; synthetic lease guarantees; and contingent consideration arrangements related to acquisitions. For certain guarantees, the Company has recorded a liability related to the potential obligation, or has access to collateral to support the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees. The estimated fair value of guarantees, other than standby letters of credit, was approximately $141 million at March 31, 2003.

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other

40	U.S. Bancorp

debt obligations with maturity dates extending through 2014. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $1.4 billion at March 31, 2003. The Company’s recorded liabilities as of March 31, 2003, included $47.5 million representing outstanding amounts owed to these third-parties and required to be recorded on balance sheet in accordance with generally accepted accounting principles.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $10.9 billion at March 31, 2003, and represented the market value of the securities lent to third parties. At March 31, 2003, the Company held assets with a market value of $11.3 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third parties in connection with the sale of certain assets, primarily loan portfolios and low income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $1.2 billion at March 31, 2003, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse to the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy back guarantees.

Synthetic Leases Certain of the Company’s operating lease arrangements involve third party lessors that acquire business assets through leveraged financing structures commonly referred to as “synthetic leases.” The Company provides guarantees to the lender in the event of default by the leveraged financing structures or in the event that the Company does not exercise its option to purchase the property at the end of the lease term and the fair value of the assets is less than the purchase price. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $409.6 million at March 31, 2003. Based on the estimated fair value of assets held by the structures, the liability for this guarantee was not significant at March 31, 2003. Refer to the “Off-Balance Sheet Arrangements” section within the Management’s Discussion and Analysis for further discussion of synthetic leases.

Merchant Processing The Company, through its subsidiary, NOVA Information Systems, Inc., provides merchant processing services. Under the rules of credit card associations, a merchant processor retains a contingent liability for credit card transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In this situation, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.

     A cardholder, through its issuing bank, generally has until the later of up to four months after the date the transaction is processed or the receipt of the product or service to present a chargeback to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid chargeback transactions at any given time. Management estimates that the maximum potential exposure for chargebacks would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the four months preceding March 31, 2003, this amount totaled approximately $32.9 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery

U.S. Bancorp	41

transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At March 31, 2003, the Company held as collateral $27.3 million of merchant escrow deposits.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the chargeback provisions. Chargeback risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At March 31, 2003, the value of future delivery airline tickets purchased was approximately $1.4 billion and the Company held collateral of $181.4 million in escrow deposits and lines of credit related to airline customer transactions.
     In the normal course of business, the Company has unresolved chargebacks that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2003, the Company recorded a liability for potential losses of $18.3 million.

Contingent Consideration Arrangements The Company has contingent payment obligations related to certain business combination transactions. Payments are guaranteed as long as certain post-acquisition performance-based criteria are met. At March 31, 2003, the maximum potential future payments guaranteed by the Company under these arrangements was approximately $76.2 million and primarily represented contingent payments related to the acquisition of the Corporate Trust business of State Street Bank on December 31, 2002, and are payable within 9 to 15 months.

Other Guarantees The Company provides liquidity and credit enhancement facilities to two Company-sponsored conduits, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements was approximately $11.8 billion at March 31, 2003. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facilities was $45.5 million at March 31, 2003, and was included in other liabilities.

     The Company guarantees payments to certain certificate holders of Company-sponsored investment trusts with varying termination dates extending through September 2004. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $53.3 million at March 31, 2003. At March 31, 2003, the Company had a recorded liability of $48.3 million, held $15.3 million in cash collateral and had other contractual sources of recourse available to it including guarantees from third parties and the underlying assets held by the investment trusts.

OTHER CONTINGENT LIABILITIES

In connection with the industry-wide investigations of research analyst independence issues, the Company’s brokerage and investment banking business line established a $50.0 million liability for probable claims that, in part, included a settlement with certain governmental and regulatory agencies of $25.0 million for investment banking regulatory matters and $7.5 million for funding independent analyst research for its customers.

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

42	U.S. Bancorp

Note 13	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

Money Market Investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	March 31,	December 31,
(Dollars in Millions)	2003	2002

Interest-bearing deposits	$194	$102
Federal funds sold	46	61
Securities purchased under agreements to resell	214	271

Total money market investments	$454	$434

U.S. Bancorp	43

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,

	2003			2002

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Money market investments	$578	$4.0	2.82%	$713	$3.3	1.90%	(18.9)%
Trading securities	936	9.1	3.87	904	8.5	3.76	3.5
Taxable securities	33,508	396.1	4.73	25,549	347.8	5.45	31.2
Non-taxable securities	712	12.6	7.08	1,077	18.7	6.94	(33.9)
Loans held for sale	4,041	59.6	5.90	2,354	39.2	6.65	71.7
Loans (b)
Commercial	41,591	588.5	5.72	45,381	670.2	6.01	(8.4)
Commercial real estate	26,783	400.5	6.07	25,186	407.2	6.56	6.3
Residential mortgages	10,124	162.2	6.44	7,962	143.8	7.26	27.2
Retail	37,814	689.1	7.39	35,179	714.0	8.23	7.5

Total loans	116,312	1,840.3	6.41	113,708	1,935.2	6.89	2.3
Other earning assets	1,664	29.3	7.13	1,632	19.0	4.72	2.0

Total earning assets	157,751	2,351.0	6.02	145,937	2,371.7	6.57	8.1
Allowance for credit losses	(2,506)			(2,535)			(1.1)
Unrealized gain (loss) on available-for-sale securities	612			167			*
Other assets	27,820			24,203			14.9

Total assets	$183,677			$167,772			9.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$32,824			$27,485			19.4
Interest-bearing deposits
Interest checking	17,536	22.5	.52	15,152	26.3	.70	15.7
Money market accounts	28,683	75.5	1.07	24,797	75.6	1.24	15.7
Savings accounts	5,272	5.3	.41	4,773	6.5	.55	10.5
Time certificates of deposit less than $100,000	17,218	133.2	3.14	20,464	214.4	4.25	(15.9)
Time deposits greater than $100,000	14,282	70.1	1.99	9,341	72.7	3.16	52.9

Total interest-bearing deposits	82,991	306.6	1.50	74,527	395.5	2.15	11.4
Short-term borrowings	10,071	43.4	1.75	14,564	78.9	2.20	(30.9)
Long-term debt	29,703	185.8	2.53	26,450	192.1	2.94	12.3
Company-obligated mandatorily redeemable preferred securities	2,981	31.4	4.21	2,838	34.8	4.98	5.0

Total interest-bearing liabilities	125,746	567.2	1.83	118,379	701.3	2.40	6.2
Other liabilities	6,637			5,749			15.4
Shareholders’ equity	18,470			16,159			14.3

Total liabilities and shareholders’ equity	$183,677			$167,772			9.5%

Net interest income		$1,783.8			$1,670.4

Gross interest margin			4.19%			4.17%

Gross interest margin without taxable-equivalent increments			4.17			4.14

Percent of Earning Assets
Interest income			6.02%			6.57%
Interest expense			1.46			1.95

Net interest margin			4.56			4.62

Net interest margin without taxable-equivalent increments			4.54%			4.59%

(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
*	Not meaningful

44	U.S. Bancorp

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders — The 2003 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 15, 2003, at the Minneapolis Convention Center, Minneapolis, Minnesota. Jerry A. Grundhofer, Chairman, President and Chief Executive Officer, presented.

     The holders of 1,595,600,835 shares of common stock, 83.2 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class II Directors listed in the proxy statement were elected to serve three-year terms expiring at the annual shareholders’ meeting in 2006 and the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003, was ratified. The following shareholder proposals were also approved: (i) a proposal to require reporting of stock option expenses in the Company’s income statement, (ii) a proposal to require shareholder approval of certain supplemental executive retirement benefits, and (iii) a proposal for the elimination of the supermajority voting provisions in the Company’s Restated Certificate of Incorporation.

Summary of Matters Voted Upon by Shareholders

	Number of Shares

	For	Withheld

Election of Class II Directors:
Peter H. Coors	1,154,645,292	440,955,542
Jerry A. Grundhofer	1,215,785,087	379,815,747
Patrick T. Stokes	1,215,710,471	379,890,363
John J. Stollenwerk	1,158,830,160	436,770,674
	For	Against	Abstain	Broker Non-Vote

Ratification of Independent Auditors	1,487,179,638	95,527,406	12,987,940	N/A
Proposal for Reporting of Stock Option Expenses in Income Statement	737,937,132	493,404,613	56,974,317	307,284,773
Proposal for Shareholder Approval of Certain Supplemental Executive Retirement Benefits	650,587,990	609,979,180	27,723,684	307,309,981
Proposal for Elimination of Supermajority Voting	846,248,895	414,224,708	27,824,181	307,303,051

     For a copy of the meeting minutes, please write to the Office of the Secretary, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

(b) Reports on Form 8-K

     During the three months ended March 31, 2003, and through the date of this report, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K dated January 22, 2003, relating to the Company’s fourth quarter and full year 2002 financial results.
•	Form 8-K dated February 19, 2003, announcing the planned spin-off of the Company’s capital markets business unit.
•	Form 8-K dated March 6, 2003, relating to the change in the Company’s certifying accountants.
•	Form 8-K dated April 15, 2003, relating to the Company’s first quarter, 2003 financial results.
•	Form 8-K dated April 28, 2003, relating to U.S. Bancorp Piper Jaffray’s final settlement with Federal and State regulators resolving the research analyst inquiry.

     The Company furnished to the SEC on a Form 8-K, dated February 28, 2003, certification by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s annual report on Form 10-K for the 2002 fiscal year.

U.S. Bancorp	45

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

DATE: May 14, 2002

46	U.S. Bancorp

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chief Executive Officer

Dated: May 14, 2003

U.S. Bancorp	47

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Moffett, Chief Financial Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

/s/ DAVID M. MOFFETT

David M. Moffett
Chief Financial Officer

Dated: May 14, 2003

48	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

Three Months Ended
(Dollars in Millions)	March 31, 2003

Earnings
1. Income before cumulative effect of change in accounting principles	$911.2
2. Applicable income taxes	478.1

3. Income before income taxes and cumulative effect of change in accounting principles (1 + 2)	$1,389.3

4. Fixed charges:
a. Interest expense excluding interest on deposits	$260.6
b. Portion of rents representative of interest and amortization of debt expense	19.3

c. Fixed charges excluding interest on deposits (4a + 4b)	279.9
d. Interest on deposits	306.6

e. Fixed charges including interest on deposits (4c + 4d)	$586.5

5. Amortization of interest capitalized	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	1,669.2
7. Earnings including interest on deposits (3 + 4e + 5)	1,975.8
8. Fixed charges excluding interest on deposits (4c)	279.9
9. Fixed charges including interest on deposits (4e)	586.5

Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/ line 8)	5.96
11. Including interest on deposits (line 7/line 9)	3.37

U.S. Bancorp	49

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), the undersigned, Chief Executive Officer of U.S. Bancorp, a Delaware corporation (the “Company”), does hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2003	/s/ JERRY A. GRUNDHOFER ------------------------------------ Jerry A. Grundhofer Chief Executive Officer

         The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

         A signed original of this written statement required by section 906 has been provided to U.S. Bancorp and will be retained by U.S. Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.

50	U.S. Bancorp

EXHIBIT 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), the undersigned, Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), does hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2003	/s/ DAVID M. MOFFETT ------------------------------------ David M. Moffett Chief Financial Officer

         The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

         A signed original of this written statement required by section 906 has been provided to U.S. Bancorp and will be retained by U.S. Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.

U.S. Bancorp	51

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

Mellon Investor Services

P.O. Box 3315
South Hackensack, NJ 07606-1915
Phone: 888-778-1311 or 201-329-8660
Internet: melloninvestor.com

For Registered or Certified Mail:

Mellon Investor Services
85 Challenger Road
Ridgefield Park, NJ 07660

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Mellon’s Internet site by clicking on the “Investor ServicesDirectSM” link.

Independent Auditors

Ernst & Young LLP serves as the independent auditors of U.S. Bancorp.

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

Web site. For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the Internet at usbank.com and click on Investor/ Shareholder Information.

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

Equal Employment Opportunity/Affirmative Action
U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based upon performance, skills and abilities, rather than race, color, religion, national origin or ancestry, gender, age, disability, veteran status, sexual orientation or any other factors protected by law. The corporation complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.

U.S. Bancorp, including each of our subsidiaries, is an Equal Opportunity Employer committed to creating a diverse workforce.

       U.S. Bancorp
       Member FDIC

This report has been produced on recycled paper.