Form 10-Q
period 2003-06-30
US BANCORP \DE\
filed 2003-08-14
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES   X  NO

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2003 1,926,367,301 shares

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1) Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
a)	Overview	3
b)	Statement of Income Analysis	5
c)	Balance Sheet Analysis	10
d)	Accounting Changes	29
e)	Critical Accounting Policies	29
f)	Controls and Procedures (Item 4)	31
2) Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
a)	Overview	12
b)	Credit Risk Management	12
c)	Residual Risk Management	16
d)	Operational Risk Management	16
e)	Interest Rate Risk Management	17
f)	Market Risk Management	19
g)	Liquidity Risk Management	20
h)	Capital Management	22
3) Line of Business Financial Review		23
4) Financial Statements (Item 1)		32
Part II — Other Information
1) Exhibits and Reports on Form 8-K (Item 6)		50
2) Signature		50
3) Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges		51
4) Exhibit 31.1 — Section 302 CEO Certification		52
5) Exhibit 31.2 — Section 302 CFO Certification		53
6) Exhibit 32.1 — Section 906 CEO Certification		54
7) Exhibit 32.2 — Section 906 CFO Certification		55

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of U.S. Bancorp (the “Company”). Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in the Company’s reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) inflation, changes in securities market conditions and monetary fluctuations could adversely affect the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter the Company’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (vii) changes in consumer spending and saving habits could adversely affect the Company’s results of operations; (viii) changes in the financial performance and condition of the Company’s borrowers could negatively affect repayment of such borrowers’ loans; (ix) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; (x) capital investments in the Company’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure; and (xi) acts or threats of terrorism, and/or political and military actions taken by the U.S. or other governments in response to acts or threats of terrorism or otherwise could adversely affect general economic or industry conditions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them in light of new information or future events.

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,805.9	$1,689.8	6.9%	$3,589.7	$3,360.2	6.8%
Noninterest income	1,452.9	1,413.2	2.8	2,835.1	2,702.1	4.9
Securities gains, net	213.1	30.6	*	353.8	74.7	*

Total net revenue	3,471.9	3,133.6	10.8	6,778.6	6,137.0	10.5
Noninterest expense	1,696.5	1,526.9	11.1	3,270.6	2,969.8	10.1
Provision for credit losses	323.0	335.0	(3.6)	658.0	670.0	(1.8)

Income before taxes and cumulative effect of change in accounting principles	1,452.4	1,271.7	14.2	2,850.0	2,497.2	14.1
Taxable-equivalent adjustment	7.6	9.0	(15.6)	15.9	18.1	(12.2)
Applicable income taxes	491.2	439.6	11.7	969.3	862.8	12.3

Income before cumulative effect of change in accounting principles	953.6	823.1	15.9	1,864.8	1,616.3	15.4
Cumulative effect of change in accounting principles (after-tax)	—	—	—	—	(37.2)	*

Net income	$953.6	$823.1	15.9	$1,864.8	$1,579.1	18.1

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.50	$.43	16.3%	$.97	$.84	15.5%
Diluted earnings per share before cumulative effect of change in accounting principles	.49	.43	14.0	.97	.84	15.5
Earnings per share	.50	.43	16.3	.97	.82	18.3
Diluted earnings per share	.49	.43	14.0	.97	.82	18.3
Dividends declared per share	.205	.195	5.1	.41	.39	5.1
Book value per share, period end	9.97	8.70	14.6
Market value per share, period end	24.50	23.35	4.9
Average shares outstanding	1,922.3	1,913.2	.5	1,920.6	1,916.5	.2
Average diluted shares outstanding	1,932.8	1,926.9	.3	1,929.7	1,928.5	.1

Financial Ratios
Return on average assets	2.04%	1.95%		2.03%	1.89%
Return on average equity	20.0	20.0		20.0	19.5
Net interest margin (taxable-equivalent basis)	4.50	4.59		4.53	4.60
Efficiency ratio (b)	52.1	49.2		50.9	49.0

Average Balances
Loans	$117,803	$114,017	3.3%	$117,062	$113,866	2.8%
Loans held for sale	3,728	2,142	74.0	3,884	2,248	72.8
Investment securities	36,142	28,016	29.0	35,187	27,325	28.8
Earning assets	160,859	147,641	9.0	159,314	146,797	8.5
Assets	187,055	169,147	10.6	185,375	168,466	10.0
Noninterest-bearing deposits	32,515	27,267	19.2	32,669	27,375	19.3
Deposits	116,151	102,450	13.4	115,984	102,232	13.5
Short-term borrowings	9,879	11,650	(15.2)	9,975	13,099	(23.8)
Long-term debt	32,488	30,152	7.7	31,103	28,311	9.9
Total shareholders’ equity	19,094	16,475	15.9	18,784	16,318	15.1

	June 30, 2003	December 31, 2002

Period End Balances
Loans	$119,423	$116,251	2.7%
Allowance for credit losses	2,368	2,422	(2.2)
Investment securities	35,578	28,488	24.9
Assets	194,899	180,027	8.3
Deposits	126,327	115,534	9.3
Long-term debt	31,379	28,588	9.8
Total shareholders’ equity	19,180	18,101	6.0
Regulatory capital ratios
Tangible common equity	5.8%	5.6%
Tier 1 capital	8.3	7.8
Total risk-based capital	12.8	12.2
Leverage	7.6	7.5

*	Not meaningful
(a)	Interest and rates are presented on a fully-taxable equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $953.6 million for the second quarter of 2003, or $.49 per diluted share, compared with $823.1 million, or $.43 per diluted share, for the second quarter of 2002. Return on average assets and return on average equity were 2.04 percent and 20.0 percent, respectively, for the second quarter of 2003, compared with returns of 1.95 percent and 20.0 percent, respectively, for the second quarter of 2002. The Company’s results for the second quarter of 2003 improved over the second quarter of 2002, primarily due to growth in net revenue and a slight decline in credit costs, partially offset by a modest increase in expense. A notable item in the second quarter of 2003 was gains on the sale of securities of $213.1 million, an increase of $182.5 million over the second quarter of 2002. The gains on the sale of securities represent an economic hedge to a mortgage servicing rights (“MSR”) impairment of $196.3 million recognized in the second quarter of 2003, caused by declining interest rates and related prepayments. Net income for the second quarter of 2003 also included after-tax merger and restructuring-related items of $7.2 million ($10.8 million on a pre-tax basis), compared with after-tax merger and restructuring-related items of $46.7 million ($71.6 million on a pre-tax basis) for the second quarter of 2002. The $60.8 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion of integration activities associated with the merger of Firstar Corporation (“Firstar”) and the former U.S. Bancorp (“USBM”). Refer to the “Merger and Restructuring-Related Items” section for further discussion on merger and restructuring-related items.

     Total net revenue, on a taxable-equivalent basis, was $3,471.9 million for the second quarter of 2003, compared with $3,133.6 million for the second quarter of 2002, an increase of $338.3 million (10.8 percent) from a year ago. This growth was primarily due to increases in net interest income, payment services revenue, mortgage banking activities, growth in consumer banking, gains on the sale of securities and acquisitions. Net revenue growth was comprised of a 6.9 percent increase in net interest income and a 15.4 percent increase in noninterest income. The 6.9 percent increase in net interest income was driven by an increase of $13.2 billion (9.0 percent) in average earning assets, primarily reflecting growth in investment securities, residential mortgages, retail loans and loans held for sale, partially offset by an overall decline in commercial and commercial real estate loans. The decline in the commercial and commercial real estate loans was primarily driven by the current credit market and soft economic conditions through early 2003. The impact of the increase in average earning assets was offset in part by lower net interest margin given the current interest rate environment. The net interest margin for the second quarter of 2003 was 4.50 percent, compared with 4.59 percent in the second quarter of 2002. The decline in net interest margin reflected the change in asset mix towards lower-yielding investment securities, a change in loan mix and a decline in the margin benefit of net free funds due to lower rates. The 15.4 percent increase in noninterest income was driven by net securities gains, payment services, deposit service charges, mortgage banking activity and acquisitions. Included in total net revenue were net securities gains of $213.1 million and $30.6 million for the second quarter of 2003 and 2002, respectively, an increase of $182.5 million. Approximately $44.8 million of the year-over-year increase in net revenue for the second quarter of 2003 was due to acquisitions, including the 57 branches of Bay View Bank in California and the corporate trust business of State Street Bank and Trust Company.
     Total noninterest expense was $1,696.5 million in the second quarter of 2003, compared with $1,526.9 million in the second quarter of 2002. The increase in noninterest expense of $169.6 million (11.1 percent) primarily reflected a year-over-year increase of $182.0 million in MSR impairment, driven by declining interest rates and related prepayments. Since the end of the first quarter of 2003, the yield on 10-year Treasury Notes declined 69 basis points to 3.11 percent by mid-June 2003 before recovering 41 basis points to end the month at a rate of 3.52 percent. The yield on 30-year financial instruments declined 39 basis points during the same timeframe. Driven by the decline in longer-term interest rates, the mortgage industry experienced an increase in refinancing activities, resulting in higher prepayments that cause potential impairment to the carrying value of mortgage servicing rights. Also contributing to the increase in noninterest expense in the second quarter of 2003 were acquisitions, which accounted for approximately $27.6 million of the increase over the second quarter of

U.S. Bancorp	3

2002. Partially offsetting these increases in expense over the second quarter of 2002, were a year-over-year reduction in merger and restructuring-related charges of $60.8 million and cost savings related to the recently completed integration efforts. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of noninterest expense items. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 52.1 percent for the second quarter of 2003, compared with 49.2 percent for the second quarter of 2002.
     The provision for credit losses was $323.0 million for the second quarter of 2003 and $335.0 for the second quarter of 2002, a decrease of $12.0 million (3.6 percent). Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Net income for the first six months of 2003 was $1,864.8 million, or $.97 per diluted share, compared with $1,579.1 million, or $.82 per diluted share, for the first six months of 2002. Return on average assets and return on average equity were 2.03 percent and 20.0 percent, respectively, for the first six months of 2003, compared with returns of 1.89 percent and 19.5 percent, respectively, for the first six months of 2002. The Company’s results for the first six months of 2003 improved over the first six months of 2002, primarily due to growth in net revenue, a modest increase in expense and a slight decline in credit costs. A notable favorable item in the first six months of 2003 was gains on the sale of securities of $353.8 million, an increase of $279.1 million over the first six months of 2002. Offsetting this favorable item during the first six months of 2003 was a year-over-year increase of $302.9 million of MSR impairment, driven by declining interest rates and related prepayments. Net income for the first six months of 2003 also included after-tax merger and restructuring-related items of $18.7 million ($28.4 million on a pre-tax basis), compared with $95.1 million ($145.8 million on a pre-tax basis) for the first six months of 2002. The $117.4 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion of integration activities associated with the Firstar/ USBM merger at the end of 2002. During the first quarter of 2002, the Company recognized an after-tax goodwill impairment charge of $37.2 million, or $.02 per diluted share, primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. This charge was taken at the time of adopting new accounting standards related to goodwill and other intangible assets and was recognized as a “cumulative effect of change in accounting principles” in the income statement. Refer to the “Merger and Restructuring-Related Items” and “Accounting Changes” sections for further discussion on merger and restructuring-related items and the earnings impact of changes in accounting principles.
     Total net revenue, on a taxable-equivalent basis, was $6,778.6 million for the first six months of 2003, compared with $6,137.0 million for the first six months of 2002, a 10.5 percent increase from a year ago. This growth was primarily due to an increase in gains on the sale of securities, net interest income, payment services revenue, mortgage banking activities, growth in consumer banking and acquisitions. This growth was comprised of a 6.8 percent increase in net interest income and a 14.8 percent increase in noninterest income. The 6.8 percent increase in net interest income was driven by an increase of $12.5 billion (8.5 percent) in average earning assets, primarily driven by increases in investment securities, residential mortgages, retail loans and loans held for sale, partially offset by an overall decline in commercial and commercial real estate loans. The impact of the increase in average earning assets was offset in part by a lower net interest margin given the current interest rate environment. The net interest margin for the first six months of 2003 was 4.53 percent, compared with 4.60 percent in the first six months of 2002. The decline reflected the change in mix towards lower-rate investment securities. The 14.8 percent increase in noninterest income growth was driven by net securities gains, payment services, deposit service charges, mortgage banking activity and acquisitions. Included in total net revenue were net securities gains of $353.8 million and $74.7 million for the first six months of 2003 and 2002, respectively, an increase of $279.1 million. Approximately $114.9 million of the year-over-year increase in net revenue for the first six months of 2003 was due to acquisitions, including The Leader Mortgage Company, LLC, the 57 branches of Bay View Bank in California and the corporate trust business of State Street Bank and Trust Company.
     Total noninterest expense was $3,270.6 million in the first six months of 2003, compared with $2,969.8 million in the first six months of 2002. The increase in total noninterest expense of $300.8 million (10.1 percent) primarily reflected a year-over-year increase of $302.9 million in MSR impairment coupled with acquisitions, which accounted for approximately $80.8 million of the expense growth in the first six

4	U.S. Bancorp

months of 2003. Partially offsetting these increases in expense over the first six months of 2002 were a year-over-year reduction in merger and restructuring-related charges of $117.4 million and cost savings related to the recently completed integration efforts. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 50.9 percent for the first six months of 2003, compared with 49.0 percent for the first six months of 2002.
     The provision for credit losses was $658.0 million for the first six months of 2003 and $670.0 million for the first six months of 2002, a decrease of $12.0 million (1.8 percent). Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

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
     On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC, a wholly-owned subsidiary of First Defiance Financial Corp., in a cash transaction. The transaction represented total assets acquired of $531 million and total liabilities assumed of $446 million.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information regarding business combinations and divestitures and merger and restructuring-related items.

Planned Spin-Off of Piper Jaffray Companies On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including the investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Companies (“Piper Jaffray Companies”). As of December 31, 2002, Piper Jaffray Companies had assets of $2.1 billion. During 2002, Piper Jaffray Companies generated revenue of $729.1 million (5.7 percent of total consolidated revenue) and contributed $.1 million of net income, representing less than 1 percent of the Company’s consolidated net income.

     The Company intends to execute this plan as a tax-free distribution of 100 percent of its ownership interests in the capital markets business and plans to retain approximately $180 million of subordinated debt of the broker-dealer subsidiary, subject to regulatory approval. The distribution is subject to certain conditions including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. On June 25, 2003, a Form 10 registration statement was filed with the SEC for review. While the spin-off is expected to be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied.
     This distribution does not include brokerage, financial advisory or asset management services offered to customers through the Company’s other business units. The Company will continue to provide asset management services to its customers through the Private Client, Trust and Asset Management business units and access to investment products and services through its extensive network of licensed financial advisors within the retail brokerage platform of the Consumer Banking business unit.

STATEMENT OF INCOME ANALYSIS

Net Interest Income The second quarter of 2003 net interest income, on a taxable-equivalent basis, was $1,805.9 million, compared with $1,689.8 million for the second quarter of 2002, which represented a $116.1 million (6.9 percent) increase over 2002. Year-to-date net interest income, on a taxable-equivalent basis, was $3,589.7 million, compared with $3,360.2 million for the first six months of 2002, which represented a $229.5 million (6.8 percent) increase from a year ago. Average earning assets in the second quarter and first six months of 2003 increased $13.2 billion (9.0 percent) and $12.5 billion (8.5 percent), respectively, over the comparable periods of 2002. The increase in net interest income for the second quarter and first six months of 2003 was driven by an increase in average earning assets, growth in net free funds and favorable changes in the Company’s funding mix. This

U.S. Bancorp	5

was offset in part by lower net interest margin given the current interest rate environment. The increase in average earning assets in the second quarter and first six months of 2003, compared with the same periods of 2002, was primarily driven by increases in investment securities, residential mortgages, retail loans and loans held for sale, partially offset by an overall decline in commercial and commercial real estate loans. Also contributing to the year-over-year increase in net interest income were recent acquisitions, including Leader, State Street Corporate Trust and Bay View, which accounted for approximately $18.8 million and $43.6 million of the increase in net interest income during the second quarter and first six months of 2003, respectively. The net interest margin for the second quarter of 2003 was 4.50 percent, compared with 4.59 percent for the second quarter of 2002, while the year-to-date net interest margin decreased from 4.60 percent for the first six months of 2002 to 4.53 percent for the first six months of 2003. The year-over-year decline in the net interest margin for the second quarter and the first six months of 2003 primarily reflected the growth in lower-yielding investment securities as a percent of total earning assets, a change in loan mix and a decline in the margin benefit from net free funds due to lower rates. The Company expects the net interest margin to decline in the third quarter of 2003 as cash flows generated by the business lines are re-deployed to purchase lower-yielding investment securities in the absence of material commercial loan demand.
     Total average loans for the second quarter of 2003 were $3.8 billion (3.3 percent) higher than the second quarter of 2002 and year-to-date average loans were $3.2 billion (2.8 percent) higher than the first half of 2002. During the second quarter and first six months of 2003, growth in average retail loans of $1.8 billion (5.1 percent) and $2.2 billion (6.2 percent), respectively, and residential mortgages of $2.8 billion (34.4 percent) and $2.5 billion (30.8 percent), respectively, was partially offset by an overall decline in commercial and commercial real estate loans of $865 million (1.2 percent) and $1.5 billion (2.2 percent), respectively. The decline in commercial and commercial real estate loans was primarily driven by the current credit market and soft economic conditions through early 2003 and reclassifications to other loan categories. Included in the year-over-year change in the average of both commercial and commercial real estate loans outstanding in the second quarter and first six months of 2003, was a reclassification of approximately $1.1 billion of commercial loans to other loan categories, including the commercial real estate category ($.8 billion) and residential mortgages ($.3 billion), in connection with conforming loan classifications at the time of system conversions completed primarily during the third quarter of 2002. Prior quarters were not restated, as it was

Table 2	Analysis of Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(Dollars in Millions)	2003	2002	Change	2003	2002	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$2,347.2	$2,384.6	$(37.4)	$4,698.2	$4,756.3	$(58.1)
Expense on interest-bearing liabilities	541.3	694.8	(153.5)	1,108.5	1,396.1	(287.6)

Net interest income (taxable-equivalent basis)	$1,805.9	$1,689.8	$116.1	$3,589.7	$3,360.2	$229.5

Net interest income, as reported	$1,798.3	$1,680.8	$117.5	$3,573.8	$3,342.1	$231.7

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.85%	6.47%	(.62)%	5.93%	6.52%	(.59)%
Rate paid on interest-bearing liabilities	1.69	2.32	(.63)	1.76	2.36	(.60)

Gross interest margin (taxable-equivalent basis)	4.16%	4.15%	.01%	4.17%	4.16%	.01%

Net interest margin (taxable-equivalent basis)	4.50%	4.59%	(.09)%	4.53%	4.60%	(.07)%

Average balances
Investment securities	$36,142	$28,016	$8,126	$35,187	$27,325	$7,862
Loans	117,803	114,017	3,786	117,062	113,866	3,196
Earning assets	160,859	147,641	13,218	159,314	146,797	12,517
Interest-bearing liabilities	128,664	119,851	8,813	127,213	119,119	8,094
Net free funds (b)	32,195	27,790	4,405	32,101	27,678	4,423

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for credit losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

6	U.S. Bancorp

impractical to determine the extent of reclassification for all periods presented.
     Average investment securities for the second quarter and the first six months of 2003 were higher by $8.1 billion (29.0 percent) and $7.9 billion (28.8 percent), respectively, compared with the same periods of 2002, reflecting the reinvestment of proceeds from loan sales, declines in commercial loan balances and an increase in deposits assumed in connection with the Bay View Bank branch acquisition. During the second quarter and first six months of 2003, the Company sold $6.2 billion and $11.9 billion, respectively, of fixed-rate securities which were classified as available-for-sale.
     Average noninterest-bearing deposits for the second quarter and first six months of 2003 were higher by $5.2 billion (19.2 percent) and $5.3 billion (19.3 percent), respectively, compared with the same periods of 2002, primarily due to higher business and government banking demand deposit balances year-over-year. Average interest-bearing deposits were higher by $8.5 billion for both the second quarter and first six months of 2003, an increase of 11.2 percent and 11.3 percent, respectively, compared with the same periods of 2002. Approximately $3.7 billion of the increase in average interest-bearing deposits during both the second quarter and first six months of 2003 was due to acquisitions, while the remaining growth was driven by increases in savings product balances and the Company’s funding decision to increase time deposits greater than $100,000.
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 48 and 49 for further information on net interest margin.

Provision for Credit Losses The provision for credit losses was $323.0 million and $335.0 million for the second quarter of 2003 and 2002, respectively, a decrease of $12.0 million (3.6 percent). For the first six months of 2003 and 2002, the provision for credit losses was $658.0 million and $670.0 million, respectively, a decrease of $12.0 million (1.8 percent). Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income during the second quarter of 2003 was $1,666.0 million, an increase of $222.2 million (15.4 percent) from the second quarter of 2002. Noninterest income for the first six months of 2003 was $3,188.9 million, compared with $2,776.8 million for the first six months of 2002, which represented an increase of $412.1 million (14.8 percent). Included in noninterest income during the second quarter and first six months of 2003 were net securities gains of $213.1 million and $353.8 million, respectively, compared with net securities gains of $30.6 million and $74.7 million, respectively for the second quarter and first six months of 2002. During a declining rate environment, the Company utilizes securities gains generated by its

Table 3	Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2003	2002	Change	2003	2002	Change

Credit and debit card revenue	$142.3	$131.2	8.5%	$269.7	$240.5	12.1%
Corporate payment products revenue	90.9	82.5	10.2	176.9	157.7	12.2
ATM processing services	36.0	33.5	7.5	72.9	64.4	13.2
Merchant processing services	141.8	144.4	(1.8)	269.1	278.0	(3.2)
Trust and investment management fees	241.9	234.9	3.0	472.2	459.2	2.8
Deposit service charges	184.9	173.3	6.7	353.6	329.0	7.5
Cash management fees	111.8	104.3	7.2	223.8	208.5	7.3
Commercial products revenue	100.0	123.7	(19.2)	204.2	245.9	(17.0)
Mortgage banking revenue	90.3	78.0	15.8	185.7	130.0	42.8
Trading account profits and commissions	67.6	49.5	36.6	128.5	99.4	29.3
Investment products fees and commissions	109.2	107.4	1.7	209.5	218.5	(4.1)
Investment banking revenue	56.8	70.5	(19.4)	94.4	123.7	(23.7)
Securities gains, net	213.1	30.6	*	353.8	74.7	*
Other	79.4	80.0	(.8)	174.6	147.3	18.5

Total noninterest income	$1,666.0	$1,443.8	15.4%	$3,188.9	$2,776.8	14.8%

*	Not meaningful

U.S. Bancorp	7

investment portfolio as an economic hedge to potential MSR impairment.
     In addition to net securities gains, the growth in noninterest income in the second quarter and first six months of 2003, compared with the same periods of 2002, was driven by payment services, deposit service charges, mortgage banking activity and acquisitions. Approximately $26.0 million and $71.3 million of the year-over-year increase in noninterest income for the second quarter and first six months of 2003, respectively, was due to acquisitions, including Leader, Bay View, and State Street Corporate Trust. Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue, primarily in the Payment Services line of business, were higher in the second quarter and first six months of 2003 by $22.0 million (8.9 percent) and $56.9 million (12.3 percent), respectively, compared with the same periods of 2002, primarily reflecting growth in sales and card usage. Merchant processing services revenue was lower in the second quarter and first six months of 2003 by $2.6 million (1.8 percent) and $8.9 million (3.2 percent), respectively, compared with the same periods of 2002, primarily due to lower processing spreads resulting from changes in the mix of merchants. The favorable variance in trust and investment management fees in the second quarter and first six months of 2003 of $7.0 million (3.0 percent) and $13.0 million (2.8 percent), respectively, compared with the same periods of 2002, was driven by the acquisition of State Street Corporate Trust, which contributed $21.1 million and $40.7 million in fees in the second quarter and first six months of 2003, respectively, partially offset by the impact of a decline in equity valuations. Deposit service charges increased in the second quarter and first six months of 2003 by $11.6 million (6.7 percent) and $24.6 million (7.5 percent), respectively, compared with the same periods of 2002, primarily due to volume and fee enhancements principally within the Consumer Banking line of business. Cash management fees grew by $7.5 million (7.2 percent) and $15.3 million (7.3 percent) in the second quarter and first six months of 2003, respectively, compared with the same periods of 2002, with the majority of the variance within the Wholesale Banking line of business. The increase in cash management fees in the second quarter and first six months of 2003, compared with the same periods in 2002, was driven by growth in sales, product enhancements and lower earning credit rates to customers. Mortgage banking revenue, primarily in the Consumer Banking line of business, increased by $12.3 million (15.8 percent) and $55.7 million (42.8 percent) in the second quarter and first six months of 2003, respectively, compared with the same periods of 2002. The growth in mortgage banking revenue was principally due to higher mortgage originations, servicing and secondary market sales and the acquisition of Leader, which contributed $23.7 million of the favorable variance in the first six months of 2003. During the second quarter and first six months of 2003, commercial products revenue declined $23.7 million (19.2 percent) and $41.7 million (17.0 percent), respectively, reflecting lower fees related to the loan conduit and a decline in commercial loan balances. The decline in conduit loan balances reflected the impact of slow growth due to current economic conditions. Capital markets-related revenue increased during the second quarter of 2003 by $6.2 million (2.7 percent), while the first six months of 2003 reflected a year-over-year decline of $9.2 million (2.1 percent). The increase in capital markets-related revenue during the second quarter of 2003 was primarily due to a $7.0 million year-over-year increase within the Consumer Banking line of business, which reflected the expansion of investment product sales programs throughout the branch network. The decline in capital markets-related revenue for the first six months of 2003 reflected softness in the equity capital markets through the first quarter of 2003. Other fee income was relatively flat, year-over-year, for the second quarter of 2003, and increased by $27.3 million (18.5 percent) during the first six months of 2003, compared with the first six months of 2002, due in part to income from equity investments.
     In April of 2003, an agreement in principle was announced with respect to the settlement of the antitrust litigation brought against VISA USA and Mastercard by Wal-Mart, Sears and other retailers. Although not a party to the litigation or settlement, the Company anticipates that the terms of this agreement will adversely affect its debit card fee revenue due to expected reductions in interchange rates. Management estimates that the earnings impact will be approximately $.01 per diluted share in 2003. The terms of the settlement permit VISA to renegotiate debit interchange rates for 2004. Although this creates some uncertainty, management currently estimates that the 2004 impact will be approximately $.03 per diluted share.

Noninterest Expense Second quarter of 2003 noninterest expense was $1,696.5 million, an increase of $169.6 million (11.1 percent) from the second quarter of 2002. For the first six months of 2003, noninterest expense was $3,270.6 million, an increase of $300.8 million (10.1 percent) from the first six months

8	U.S. Bancorp

of 2002. The increase in noninterest expense during the second quarter and first six months of 2003 was primarily due to the increase in MSR impairment, incremental pension and retirement expense and recent acquisitions partially offset by lower merger and restructuring-related charges.
     During the second quarter and first six months of 2003, noninterest expense included MSR impairment of $196.3 million and $317.2 million, respectively, compared with MSR impairment of $14.3 million for the second quarter and first six months of 2002. The year-over-year increase in MSR impairment for the second quarter and first six months of 2003 of $182.0 million and $302.9 million, respectively, was driven by declining mortgage rates and higher related prepayments due to refinancing activities. Refer to Note 6 of the Notes to Consolidated Financial Statements for a sensitivity analysis on fair value to future changes in interest rates. The Company’s second quarter and first six months of 2003 compensation and related benefits costs increased 3.1 percent and 3.5 percent, respectively. The unfavorable year-over-year variance for the second quarter and first six months of 2003 included approximately $12.5 million and $27.5 million, respectively, of incremental pension and retirement expense, primarily the result of changes in pension assumptions, including a lower long-term rate of return on pension plan assets and lower returns on plan assets during 2002. Refer to the “Pension Plans” section for further information relating to the impact resulting from changes in pension plan assumptions. Recent acquisitions, including Leader, Bay View and State Street Corporate Trust, accounted for approximately $27.6 million and $80.8 million of the year-over-year increase in noninterest expense for the second quarter and first six months of 2003, respectively. Partially offsetting these year-over-year increases in noninterest expense during the second quarter and first six months of 2003, was a decline in merger and restructuring-related charges of $60.8 million and $117.4 million, respectively, compared with the same periods of 2002. The decline in merger and restructuring-related charges was primarily due to the completion of integration activities associated with the merger of Firstar/USBM.

Pension Plans Because of the long-term nature of pension plan operations and liabilities, the accounting for pensions is complex and can be impacted by several factors, including accounting methods, investment and funding policies and the plan’s actuarial assumptions. The Company’s pension accounting policies comply with Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pension Plans” (“SFAS 87”), and reflect the long-term nature of benefit obligations and the investment horizon of plan assets. The Company has an established process for evaluating the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee in evaluating plan objectives, investment policies considering its long-term investment time horizon and asset allocation strategies, funding policies and significant plan assumptions. Refer to the Company’s 2002 Annual Report on Form 10-K for a detailed discussion relating to the Company’s pension plan policies.

     In accordance with its existing practices, in September 2002, the Company completed its annual

Table 4	Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2003	2002	Change	2003	2002	Change

Compensation and related benefits	$720.3	$698.7	3.1%	$1,431.3	$1,383.4	3.5%
Net occupancy and equipment	173.1	178.8	(3.2)	348.7	355.8	(2.0)
Professional services	37.9	36.2	4.7	66.9	63.7	5.0
Marketing and business development	58.1	50.8	14.4	94.4	92.4	2.2
Technology and communications	117.9	108.4	8.8	236.3	217.6	8.6
Postage, printing and supplies	64.8	62.6	3.5	128.9	129.9	(.8)
Intangibles	312.3	104.7	*	547.4	184.9	*
Merger and restructuring-related charges	10.8	71.6	(84.9)	28.4	145.8	(80.5)
Other	201.3	215.1	(6.4)	388.3	396.3	(2.0)

Total noninterest expense	$1,696.5	$1,526.9	11.1%	$3,270.6	$2,969.8	10.1%

Efficiency ratio (a)	52.1%	49.2%		50.9%	49.0%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp	9

analysis of expected rates of return, evaluated available peer group data, existing market conditions and other factors relevant to determining the LTROR assumptions for determining pension costs for 2003. In response to this analysis, the Company made a decision to re-measure its pension plans effective in the third quarter of 2002. As part of the re-measurement, the Company reviewed all of the assumptions and data used to determine its periodic pension cost. As a result, the Company utilized a LTROR of 11.9 percent in the first six months of 2002 and 9.9 percent in the second six months of 2002. Based on additional analysis, the Company decided to further reduce the 2003 LTROR assumption to 8.9 percent. It is estimated that the change to the LTROR assumption will increase 2003 pension costs, relative to 2002, by approximately $21.3 million. Another key factor impacting pension costs was the declining discount rate utilized to determine the Company’s projected benefit obligation. Due to these factors, the Company’s pension costs in the second quarter and first six months of 2003 increased by $12.5 million and $27.5 million, respectively, compared with the same periods of 2002. The total increase in pension costs for 2003 will approximate $38.6 million. The table below provides a summary of changes in pension plan assumptions as of June 30, 2003.

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

Merger and Restructuring-Related Items Noninterest expense in the second quarter and first six months of 2003 included merger and restructuring-related items of $10.8 million and $28.4 million, respectively, compared with $71.6 million and $145.8 million, respectively, for the same periods of 2002. For the second quarter and first six months of 2003, total merger and restructuring-related items primarily represented system conversions associated with the acquisitions of NOVA, Bay View Bank branches and State Street Corporate Trust. For the second quarter of 2002, merger and restructuring-related items included $60.5 million of charges associated with the Firstar/ USBM merger and $11.1 million associated with the integration of NOVA and other smaller acquisitions. For the first six months of 2002, merger and restructuring-related items included $124.9 million of charges associated with the Firstar/ USBM merger and $20.9 million associated with NOVA and other smaller acquisitions.

     In connection with the acquisition of NOVA, the Company anticipates additional merger and restructuring-related items of approximately $16.8 million to be incurred during the remainder of 2003. Additionally, the acquisitions of 57 branches in California from Bay View Bank and State Street Corporate Trust will result in approximately $4.1 million of merger and restructuring-related charges to be incurred during the remainder of 2003.
     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $491.2 million (an effective rate of 34.0 percent) for the second quarter of 2003 and $969.3 million (an effective rate of 34.2 percent) for the first six months of 2003, compared with $439.6 million (an effective rate of 34.8 percent) and $862.8 million (an effective rate of 34.8 percent) for the same periods of 2002. The improvement in the effective tax rate primarily reflected a change in unitary state tax apportionment factors driven by a shift in business mix as a result of the impact of acquisitions, market demographics and the mix of product revenue.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $119.4 billion at June 30, 2003, compared with $116.3 billion at December 31, 2002, an increase of $3.1 billion (2.7 percent). The increase in total loans was driven by growth in residential mortgages and automobile loans. Commercial loans, including lease financing, totaled $42.2 billion at June 30, 2003, compared with $41.9 billion at December 31, 2002, an increase of $294 million (.7 percent). The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.3 billion at June 30, 2003, compared with $26.9 billion at December 31, 2002, an increase of $392 million (1.5 percent).

10	U.S. Bancorp

     Residential mortgages held in the loan portfolio were $11.7 billion at June 30, 2003, compared with $9.7 billion at December 31, 2002, an increase of $2.0 billion (20.2 percent). The increase in residential mortgages was primarily the result of an increase in consumer finance originations and branch originated home equity loans with first liens driven by refinancing activities, partially offset by residential loan sales of approximately $551 million during the first six months of 2003.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $38.2 billion at June 30, 2003, compared with $37.7 billion at December 31, 2002. The $.5 billion (1.4 percent) increase was driven by an increase in automobile, retail leasing and student loans. This growth was partially offset by declines in home equity loans resulting from payoffs due to refinancing activities on residential mortgages and reduced credit card activity due to seasonality.

Loans Held for Sale At June 30, 2003, loans held for sale, consisting of residential mortgages to be sold in the secondary markets, were $3.8 billion, compared with $4.2 billion at December 31, 2002. The $.4 billion (8.8 percent) decrease, despite strong mortgage banking activities, was the result of the timing of loan originations and sales in the first six months of 2003.

Investment Securities At June 30, 2003, investment securities, both available-for-sale and held-to-maturity, totaled $35.6 billion, compared with $28.5 billion at December 31, 2002. The $7.1 billion (24.9 percent) increase reflected the reinvestment of average deposit growth, partially offset by the sale of $11.9 billion of fixed-rate securities during the first six months of 2003. At June 30, 2003, approximately 16.0 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 18.6 percent as of December 31, 2002.

Deposits Total deposits were $126.3 billion at June 30, 2003, compared with $115.5 billion at December 31, 2002, an increase of $10.8 billion (9.3 percent). The increase in total deposits was primarily the result of an increase in noninterest-bearing deposits and money market deposits, partially offset by a decline in time deposits greater than $100,000 and time certificates of deposit less than $100,000. Noninterest-bearing deposits were $44.5 billion at June 30, 2003, compared with $35.1 billion at December 31, 2002, an increase of $9.4 billion (26.7 percent), primarily due to the timing of seasonal corporate trust and government deposits. Due to the short duration of these deposits, the impact on the average balance of noninterest-bearing deposits in the second quarter of 2003 was not material and is not expected to significantly increase average deposits in the third quarter of 2003. These short-term deposits also contributed to the increase in total assets as the funds were invested in short-term money market investments.

     Interest-bearing deposits totaled $81.9 billion at June 30, 2003, compared with $80.4 billion at December 31, 2002, an increase of $1.5 billion (1.8 percent). The increase in interest-bearing deposits was primarily driven by increases in money market accounts of $4.4 billion (16.0 percent), along with increases in interest checking $1.7 billion (9.5 percent) and savings accounts of $.9 billion (18.3 percent). These increases were partially offset by a decline in time deposits greater than $100,000 (21.8 percent) and a decline in higher cost time certificates of deposits less than $100,000 (16.2 percent). The increase in money market accounts was the result of slightly higher interest rates on high-impact money market products, the continued desire by customers to maintain liquidity, specific deposit gathering initiatives and the State Street Corporate Trust acquisition, which contributed approximately $560 million of the increase during the first six months of 2003. The decline in time certificates of deposits less than $100,000 reflected a shift in product mix towards savings products and funding decisions toward more favorably priced wholesale funding sources given the current interest rate environment.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $7.4 billion at June 30, 2003, compared with $7.8 billion at December 31, 2002. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The decrease of $.4 billion (5.4 percent) in short-term borrowings reflected the impact of funding earning assets through growth in deposits and a shift toward longer-term funding sources. Long-term debt was $31.4 billion at June 30, 2003, compared with $28.6 billion at December 31, 2002. The $2.8 billion (9.8 percent) increase in long-term debt was driven by the issuance of $7.4 billion of medium- and long-term notes and bank notes during the first six months of 2003. The issuance of long-term debt was partially offset by maturities of $4.8 billion during the first six months of 2003. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

U.S. Bancorp	11

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

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, settlement risk and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.

     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Economic conditions during the second quarter of 2003 had stabilized somewhat from the second quarter of 2002, although the banking sector continued to experience elevated levels of nonperforming assets and net charge-offs, especially with respect to certain industry segments.

Analysis of Net Loan Charge-offs Total loan net charge-offs were $322.9 million and $656.7 million during the second quarter and first six months of 2003, respectively, compared with net charge-offs of $330.5 million and $665.5 million, respectively, for the same periods of 2002. The ratio of total loan net charge-offs to average loans in the second quarter and first six months of 2003 was 1.10 percent and 1.13 percent, respectively, compared with 1.16 percent and 1.18 percent, respectively, for the same periods of 2002. Management believes the overall credit quality of the loan portfolio has improved as a result of actions taken by the Company; however, net charge-offs may be volatile during the second half of 2003.

     Commercial and commercial real estate loan net charge-offs for the second quarter of 2003 were $161.6 million (.94 percent of average loans outstanding), compared with $152.2 million (.88 percent of average loans outstanding) for the second quarter of 2002. Commercial and commercial real estate loan net charge-offs for the first six months of 2003 were $326.4 million (.96 percent of average loans outstanding), compared with $315.5 million (.91 percent of average loans outstanding) for the first six months of 2002. Commercial and commercial real estate loans for the second quarter of 2003 continued to experience higher levels of net charge-offs related to the communications, transportation and manufacturing sectors. Additionally, credit losses related to highly leveraged enterprise value financings continued at elevated levels. While the timing of workout activities associated with nonperforming assets is difficult to predict, management expects volatility in related commercial net charge-offs during the next few quarters.
     Retail loan net charge-offs for the second quarter of 2003 were $154.8 million (1.63 percent of average loans outstanding), compared with $174.4 million (1.93 percent of average loans outstanding) for the second quarter of 2002. Retail loan net charge-offs for the first six months of 2003 were $317.9 million (1.69 percent of average loans outstanding), compared with $343.4 million (1.94 percent of average loans

12	U.S. Bancorp

outstanding) for the same period of 2002. The year-over-year improvement in the retail loan net charge-offs for the second quarter and first six months of 2003, principally reflected the Company’s improvement in ongoing collection efforts and risk management.

Analysis of Nonperforming Assets Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments on nonperforming assets are typically applied against the principal balance and not recorded as income. At June 30, 2003, total nonperforming assets were $1,359.7 million, compared with $1,373.5 million at December 31, 2002. The ratio of total nonperforming assets to total loans and other real estate decreased to 1.14 percent at June 30, 2003, compared with 1.18 percent at December 31, 2002. While nonperforming assets levels have declined, the relative level of nonperforming assets reflects the general impact of soft economic conditions during the past two years, specific weakness in the communications, transportation and manufacturing sectors, and the more pronounced affect of the economy on highly leveraged enterprise value refinancings. The Company expects nonperforming assets to remain relatively stable given current market conditions.

     The Company had restructured loans of $39.7 million as of June 30, 2003, compared with $50.0 million as of December 31, 2002. Commitments to lend additional funds under restructured loans were $4.5 million as of June 30, 2003, compared with $1.7 million as of December 31, 2002. Restructured loans performing under the restructured terms beyond a specific timeframe may be reported as accruing. Of the Company’s total restructured loans at June 30, 2003, $6.0 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $360.7 million at June 30, 2003, compared with $426.4 million at December 31, 2002. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined slightly to .30 percent at June 30, 2003, compared with .37 percent at December 31, 2002. Residential mortgages 30 days or more past due and still accruing were 1.55 percent of the total residential mortgage portfolio at June 30, 2003, compared with 2.31 percent at December 31, 2002. Residential mortgages 90 days or more past due and still accruing totaled .65 percent at June 30, 2003, compared with .90 percent at December 31, 2002. The improvement in the first six months of 2003 reflected improved collection efforts. Retail loans 30 days or more past due and still accruing were 1.99 percent of the total retail portfolio at June 30, 2003, compared with 2.39 percent at December 31, 2002. The percentage of retail loans 90 days or more past due and still accruing was .63 percent of total retail loans at June 30, 2003, compared with .72 percent at December 31, 2002. The improvement in retail loan delinquencies from December 31, 2002, to June 30, 2003, primarily reflected risk management actions and collection efforts.

Table 5	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Commercial
Commercial	1.35%	1.14%	1.44%	1.19%
Lease financing	2.11	2.52	1.94	2.39

Total commercial	1.44	1.32	1.50	1.34
Commercial real estate
Commercial mortgages	.19	.13	.12	.16
Construction and development	.14	.02	.10	.07

Total commercial real estate	.17	.10	.12	.14

Residential mortgages	.24	.19	.24	.16
Retail
Credit card	4.80	5.23	4.98	5.03
Retail leasing	.88	.62	.93	.73
Home equity and second mortgages	.72	.77	.74	.81
Other retail	1.59	2.24	1.64	2.23

Total retail	1.63	1.93	1.69	1.94

Total loans	1.10%	1.16%	1.13%	1.18%

U.S. Bancorp	13

Table 6	Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2003	2002

Commercial
Commercial	$795.2	$760.4
Lease financing	126.6	166.7

Total commercial	921.8	927.1
Commercial real estate
Commercial mortgages	182.0	174.6
Construction and development	35.3	57.5

Total commercial real estate	217.3	232.1
Residential mortgages	56.0	52.0
Retail
Retail leasing	.5	1.0
Other retail	23.7	25.1

Total retail	24.2	26.1

Total nonperforming loans	1,219.3	1,237.3
Other real estate	71.5	59.5
Other assets	68.9	76.7

Total nonperforming assets	$1,359.7	$1,373.5

Restructured loans accruing interest (b)	$6.0	$1.4
Accruing loans 90 days or more past due (c)	$360.7	$426.4
Nonperforming loans to total loans	1.02%	1.06%
Nonperforming assets to total loans plus other real estate	1.14%	1.18%

Delinquent Loan Ratios

(as a percent of ending loan balances)	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2003	2002

Commercial
Commercial	.09%	.14%
Lease financing	.08	.10

Total commercial	.09	.14
Commercial real estate
Commercial mortgages	.01	.03
Construction and development	.06	.07

Total commercial real estate	.02	.04
Residential mortgages	.65	.90
Retail
Credit card	1.90	2.09
Retail leasing	.19	.19
Other retail	.47	.54

Total retail	.63	.72

Total loans	.30%	.37%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2003	2002

Commercial	2.27%	2.35%
Commercial real estate	.82	.90
Residential mortgages	1.13	1.44
Retail	.70	.79

Total loans	1.32%	1.43%

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

14	U.S. Bancorp

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of

Table 7	Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2003	2002	2003	2002

Balance at beginning of period	$2,408.5	$2,461.5	$2,422.0	$2,457.3
Charge-offs
Commercial
Commercial	134.2	136.6	283.2	267.6
Lease financing	39.3	45.4	79.8	87.4

Total commercial	173.5	182.0	363.0	355.0
Commercial real estate
Commercial mortgages	12.5	8.3	18.2	18.3
Construction and development	3.0	.5	5.1	2.5

Total commercial real estate	15.5	8.8	23.3	20.8
Residential mortgages	7.1	4.8	14.1	8.9
Retail
Credit card	71.4	79.8	146.2	152.7
Retail leasing	14.4	11.0	29.7	22.7
Home equity and second mortgages	26.8	27.4	54.6	55.2
Other retail	66.9	79.2	137.3	163.4

Total retail	179.5	197.4	367.8	394.0

Total charge-offs	375.6	393.0	768.2	778.7
Recoveries
Commercial
Commercial	11.3	26.0	22.4	36. 5
Lease financing	12.4	10.2	29.9	20.1

Total commercial	23.7	36.2	52.3	56.6
Commercial real estate
Commercial mortgages	3.2	2.3	6.0	3.5
Construction and development	.5	.1	1.6	.2

Total commercial real estate	3.7	2.4	7.6	3.7
Residential mortgages	.6	.9	1.7	2.3
Retail
Credit card	6.9	6.4	13.0	12.3
Retail leasing	1.8	2.7	3.2	3.9
Home equity and second mortgages	2.9	2.1	5.3	3.8
Other retail	13.1	11.8	28.4	30.6

Total retail	24.7	23.0	49.9	50.6

Total recoveries	52.7	62.5	111.5	113.2
Net Charge-offs
Commercial
Commercial	122.9	110.6	260.8	231.1
Lease financing	26.9	35.2	49.9	67.3

Total commercial	149.8	145.8	310.7	298.4
Commercial real estate
Commercial mortgages	9.3	6.0	12.2	14.8
Construction and development	2.5	.4	3.5	2.3

Total commercial real estate	11.8	6.4	15.7	17.1
Residential mortgages	6.5	3.9	12.4	6.6
Retail
Credit card	64.5	73.4	133.2	140.4
Retail leasing	12.6	8.3	26.5	18.8
Home equity and second mortgages	23.9	25.3	49.3	51.4
Other retail	53.8	67.4	108.9	132.8

Total retail	154.8	174.4	317.9	343.4

Total net charge-offs	322.9	330.5	656.7	665.5

Provision for credit losses	323.0	335.0	658.0	670.0
Acquisitions and other changes	(41.0)	.4	(55.7)	4.6

Balance at end of period (a)	$2,367.6	$2,466.4	$2,367.6	$2,466.4

Allowance as a percentage of
Period-end loans	1.98%	2.15%
Nonperforming loans	194	241
Nonperforming assets	174	215
Annualized net charge-offs	183	186

(a)	The allowance for credit losses includes credit loss liability related to off-balance sheet commitments. At June 30, 2003, the allowance for credit losses included an estimated $101.4 million credit loss liability related to the Company’s $57.8 billion of commercial off-balance sheet loan commitments and letters of credit.

U.S. Bancorp	15

each element and the overall allowance is based on a continuing assessment of problem loans and related off-balance sheet items, recent loss experience and other factors, including regulatory guidance and economic conditions.
     At June 30, 2003, the allowance for credit losses was $2,367.6 million (1.98 percent of loans), compared with an allowance of $2,422.0 million (2.08 percent of loans) at December 31, 2002. The primary reasons for the decline in the allowance for credit losses were the transfer of $62 million to separate balance sheet categories for certain equipment leases and uncollectible fees and interest income related to the credit card portfolios. The latter reclassification was mandated by recently issued regulatory guidelines. The ratio of the allowance for credit losses to nonperforming loans was 194 percent at June 30, 2003, compared with 196 percent at December 31, 2002. The ratio of the allowance for credit losses to annualized loan net charge-offs was 183 percent at June 30, 2003, compared with 176 percent at December 31, 2002.
     Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2003, including changes in the risk profile of the portfolios, extent of loan net charge-offs during the period, the continued elevated levels of nonperforming assets, the slight decline in accruing loans 90 days or more past due and the improvement in all delinquency categories from December 31, 2002. Management also considered changes in economic trends including corporate earnings, unemployment rates, bankruptcies and economic growth. Based on this analysis, management determined that the allowance for credit losses was adequate at June 30, 2003.

Residual Risk Management The Company manages its risk to changes in the value of lease residual assets through disciplined residual setting and valuation at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds if, in the aggregate, there is a net loss for such period. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.

     Included in the retail leasing portfolio was approximately $3.2 billion of retail leasing residuals at June 30, 2003, and at December 31, 2002. At June 30, 2003, the commercial leasing portfolio had $853 million of residuals, compared with $896 million at December 31, 2002. No significant change in the concentration of the portfolio has occurred since year-end.

Operational Risk Management Operational risk represents the risk of loss resulting from the Company’s operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

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

16	U.S. Bancorp

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
     While the Company believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses would not occur in the event of a disaster. On an ongoing basis, management makes process changes and investments to enhance its systems of internal controls and business continuity and disaster recovery plans.

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

Net Interest Income Simulation Analysis One of the primary tools used to measure interest rate risk and the effect of interest rate changes on rate sensitive income and net interest income is simulation analysis. The monthly analysis incorporates substantially all of the Company’s assets and liabilities and off-balance sheet instruments, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on interest rate sensitive income of a 300 basis point upward or downward gradual change of market interest rates over a one-year period. The simulations also estimate the effect of immediate and sustained parallel shifts in the yield curve of 50 basis points as well as the effect of immediate and sustained flattening or steepening of the yield curve. These simulations include assumptions about how the balance sheet is likely to be affected by changes in loan and deposit growth. Assumptions are made to project interest rates for new loans and deposits based on historical analysis, management’s outlook and repricing strategies. These assumptions are validated on a periodic basis. A sensitivity analysis is provided for key variables of the simulation. The results are reviewed by ALPC monthly and are used to guide hedging strategies. ALPC policy guidelines limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted interest rate sensitive income over the succeeding 12 months.

     The table below summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. The interest rate risk position of the Company at June 30, 2003, was relatively unchanged from December 31, 2002. At June 30, 2003, the Company was well within its policy guidelines.
Sensitivity of Net Interest Income and Rate Sensitive Income:

	June 30, 2003					December 31, 2002

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	.66%	.17%	*	%	(1.35)%	.08%	(.34)%	*	%	(1.91)%
Rate sensitive income	.24%	—%	*	%	(1.87)%	.20%	(.55)%	*	%	(2.57)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

U.S. Bancorp	17

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the base case. Given the low level of current interest rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario was a 3.9 percent decrease at June 30, 2003, compared with a 2.5 percent decrease at December 31, 2002. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario was a .7 percent decrease at June 30, 2003, and a 1.0 percent decrease at December 31, 2002. The overall sensitivity was relatively neutral.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis is provided to key variables of the valuation analysis. The results are reviewed by ALPC monthly and are used to guide hedging strategies. The results of the valuation analysis as of June 30, 2003, were well within policy guidelines.

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

     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and are designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is immediately recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items is realized. Customer-related interest rate swaps, foreign exchange contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in the trading account gains or losses or mortgage banking revenue.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $41.5 billion of total notional amount of asset and liability management derivative positions at June 30, 2003, $31.1 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, trust preferred stock, and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $5.1 billion of forward commitments to sell mortgage loans and $5.0 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The

18	U.S. Bancorp

unfunded mortgage loan commitments are reported at fair value as options in Table 8.
     Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. The Company manages this risk through diversification of its derivative positions among various counterparties, requiring collateral agreements with credit-rating thresholds and entering into master netting agreements in certain cases.
     Of the Company’s $635.7 million of accumulated other comprehensive income at June 30, 2003, $273.1 million was related to the unrealized gain on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2003 and the next 12 months is $91.4 million and $188.1 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the second quarter and first six months of 2003. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decline of $10.8 million and $19.6 million for the second quarter and first six months of 2003, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for the second quarter and first six months of 2003.
     Table 8 summarizes information on the Company’s derivative positions at June 30, 2003.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. Business activities that contribute to market risk include, among other things, market making, underwriting, proprietary trading and foreign exchange

Table 8	Derivative Positions

			Weighted-
			Average
			Remaining
	Notional	Fair	Maturity
June 30, 2003 (Dollars in Millions)	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$20,853	$1,484	4.92
Pay fixed/receive floating swaps	6,890	(116)	1.75
Futures and forwards	8,695	(46)	.16
Options
Written	5,073	(1)	.19
Equity contracts	5	—	2.42

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$5,266	$288	5.05
Pay fixed/receive floating swaps	5,266	(255)	5.05
Basis swaps	1	—	1.18
Options
Purchased	241	3	2.25
Written	241	(3)	2.25
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	1,684	66	.57
Sell	1,689	(65)	.57
Options
Purchased	121	—	.38
Written	121	—	.38

U.S. Bancorp	19

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40.0 million at June 30, 2003, and December 31, 2002. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline, broker-dealer activities (including equities, fixed-income, and high-yield securities) and foreign exchange, as estimated by the VaR analysis, was $14.4 million at June 30, 2003, and $8.8 million at December 31, 2002.

Liquidity Risk Management ALPC establishes policies, as well as analyzes and manages liquidity, to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The Company’s performance in these areas has enabled it to develop a large and reliable base of core funding within its market areas and in domestic and global capital markets. Liquidity management is viewed from long-term and short-term perspectives, as well as from an asset and liability perspective. Management monitors liquidity through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk.

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
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities. On April 1, 2003, USB Capital II, a subsidiary of U.S. Bancorp, redeemed 100 percent of its 7.20 percent Junior Subordinated Deferrable Interest Debentures with an accreted value of $361 million.
     At June 30, 2003, parent company long-term debt outstanding was $5.8 billion, compared with $5.7 billion at December 31, 2002. The increase in long-term debt in the first six months of 2003 was driven by the issuance of $1.2 billion of fixed-rate medium-term notes which was partially offset by medium-term note maturities of $828 million and $250 million of parent company subordinated debt maturities. Total parent company debt scheduled to mature in the remainder of 2003 is $457 million. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $2.6 billion at June 30, 2003.

20	U.S. Bancorp

Off-Balance Sheet Arrangements Asset securitization and conduits represent a source of funding for the Company through off-balance sheet structures. The Company sponsors two off-balance sheet conduits to which it has transferred high-grade assets: a commercial loan conduit and an investment securities conduit. These conduits are funded by issuing commercial paper. The commercial loan conduit holds primarily high credit quality commercial loans and held assets of $1.8 billion at June 30, 2003, and $4.2 billion at December 31, 2002. The investment securities conduit holds high-grade investment securities and held assets of $8.4 billion at June 30, 2003, and $9.5 billion at December 31, 2002. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated mono-line insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The commercial loan conduit had commercial paper liabilities of $1.8 billion at June 30, 2003, and $4.2 billion at December 31, 2002. The investment securities conduit had commercial paper liabilities of $8.4 billion at June 30, 2003, and $9.5 billion at December 31, 2002. The Company benefits by selling commercial loans and investment securities to conduits that provide diversification of funding sources in a capital-efficient manner and generate income.

     The Company provides liquidity facilities to both conduits. In addition, the Company retains the credit risk of the loans transferred to the commercial loan conduit through a credit enhancement agreement. Utilization of the liquidity facilities would be triggered by the conduits’ inability to issue commercial paper to fund their assets. The credit enhancement provided to the commercial loan conduit represents a recourse obligation under which the Company would be required to repurchase loans sold to the conduit if certain credit- related events of the underlying assets occur. The recorded fair value of the Company’s liability for the recourse obligation and for both liquidity facilities was $37.4 million at June 30, 2003, and $56.1 million at December 31, 2002, and was included in other liabilities. Changes in fair value of these liabilities are recorded in the income statement as other income or expense. In addition, the Company recorded at fair value its retained residual interest in both the commercial loan and investment securities conduits of $11.6 million and $72.5 million, respectively, at June 30, 2003, and $28.6 million and $93.4 million, respectively, at December 31, 2002.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization held assets of $567.7 million at June 30, 2003, of which the Company retained $129.1 million of subordinated securities, transferor’s interests of $14.2 million and a residual interest-only strip of $43.5 million. This compared with $652.4 million in assets at December 31, 2002, of which the Company retained $150.1 million of subordinated securities, transferor’s interests of $16.3 million and a residual interest-only strip of $53.3 million. The qualifying special purpose entity issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $8.0 million and $18.0 million during the second quarter and first six months of 2003, respectively, and $19.5 million and $27.2 million, respectively, during the same periods of 2002. The unsecured small business credit securitization held average assets of $590.2 million and $735.1 million during the second quarter of 2003 and 2002, respectively.
     In January of 2003, the Company exercised a cleanup call option on an indirect automobile loan securitization, with the remaining assets from the securitization recorded on the Company’s balance sheet at fair value. The indirect automobile securitization held $156.1 million in assets at December 31, 2002.
     As of June 30, 2003, the Company had $144.4 million securitized, highly rated fixed-rate municipal bonds. Each municipal bond is sold into a separate trust that is funded by variable rate certificates that reprice weekly. The Company retains a residual interest in each structure that is accounted for as a trading asset and is recorded at fair value. The purpose of the arrangements is to meet customer demands for variable rate tax-free investments. Income and cash flows from these structures were not significant in the second quarter of 2003 and 2002.
     With respect to real estate and certain equipment, the Company enters into capital or operating leases to meet its business requirements. Certain operating lease arrangements involve third-party lessors that acquire these business assets through leveraged financing structures commonly referred to as “synthetic leases.” In June 2003, the Company terminated its involvement with the synthetic lease structures and the respective operating leases. All assets previously leased through the synthetic lease structures were acquired and recorded by

U.S. Bancorp	21

the Company at fair value. The termination of the synthetic lease structures did not have a material impact on the Company’s financial statements.
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
     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs, in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities.
     Because the commercial loan and the investment securities conduits and the asset-backed securitizations are QSPEs, which are exempted from consolidation under the provisions of FIN 46, the Company does not believe that FIN 46 requires the consolidation of either of the conduits or the securitizations in its financial statements. However, on July 14, 2003, the Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc., the commercial loan conduit. This action caused the conduit to lose its status as a qualifying special purpose entity. As a result, the Company recorded all of the conduit’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company beginning on July 14, 2003. Given the floating rate nature and high credit quality of the assets within the conduit, the impact to the Company’s financial statements was not significant. In the third quarter of 2003, the Company anticipates that commercial loan balances will increase by approximately $1.9 billion and that the resulting increase in net interest income will be offset by a similar decline in conduit fee income within commercial products revenue. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors will mature and the conduit will be legally dissolved.
     With respect to other interests in entities subject to FIN 46, including low-income housing investments, the adoption of FIN 46 will not have a material impact on the Company’s financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities (“Trust Preferred Securities”). Prior to the adoption of FIN 46, the Company consolidated the grantor trusts and the balance sheet included the mandatorily redeemable preferred securities of the grantor trusts. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trusts would be disclosed. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes. The banking regulatory agencies have issued guidance that would continue the current capital treatment for Trust Preferred Securities until further notice.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders’ equity was $19.2 billion at June 30, 2003, compared with $18.1 billion at December 31, 2002. The increase was the result of corporate earnings offset primarily by dividends.

     Tangible common equity to assets was 5.8 percent at June 30, 2003, compared with 5.6 percent at December 31, 2002. The tier 1 capital ratio was

22	U.S. Bancorp

8.3 percent at June 30, 2003, compared with 7.8 percent at December 31, 2002. The total risk-based capital ratio was 12.8 percent at June 30, 2003, compared with 12.2 percent at December 31, 2002. The leverage ratio was 7.6 percent at June 30, 2003, compared with 7.5 percent at December 31, 2002. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.
     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of outstanding common stock through 2003. As of June 30, 2003, there were approximately 91.5 million shares remaining to be repurchased under this authorization.
     On April 1, 2003, USB Capital II, a subsidiary of U.S. Bancorp, redeemed 100 percent or $350 million of its 7.20 percent Trust Originated Preferred Securities.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, Capital Markets and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. Business line results are derived from the Company’s business unit profitability reporting systems. Designations, assignments and allocations may change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2003, certain organization and methodology changes were made and, accordingly, 2002 results were restated and presented on a comparable basis. The provision for credit losses within the Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services and Capital Markets lines of business is based on net charge-offs while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses, determined in accordance with accounting principles generally accepted in the United States.

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $311.2 million of the Company’s operating earnings for the second quarter of 2003 and $616.8 million for the first six months of 2003, an 8.0 percent and 7.0 percent increase, respectively, over the same periods of 2002. The increase in operating earnings in the second quarter of 2003 and the first six months of 2003, compared with the same periods of 2002, was driven by higher net revenue and reductions in noninterest expense partially offset by higher provision for credit losses.

     Total net revenue increased 5.4 percent from the second quarter of 2002 and 5.6 percent from the first six months of 2002. Net interest income, on a taxable-equivalent basis, increased 5.6 percent and 5.0 percent, respectively, compared with the second quarter of 2002 and the first six months of 2002 as average deposits grew $8.8 billion and $8.3 billion over the same periods. The funding benefit resulting from the growth in average total deposits was offset somewhat by the lower net interest margin given the current interest rate environment. Net interest income was negatively impacted by a $1.0 billion and $1.5 billion decline in average loan balances in the second quarter of 2003 and the first six months of 2003, respectively, compared with the same periods of 2002. The decline in net interest income was driven by a decline in commercial loans, due in part to weak customer loan demand resulting from the current economic environment, in addition to asset workout strategies driven by the Company’s decisions in 2001 and 2002 to tighten credit availability and reduce outstandings to certain types of lending products, industries and customers. Noninterest income increased 4.9 percent in the second quarter of 2003 to $194.5 million and increased 7.2 percent in the first six months of 2003 to $392.8 million, compared

Table 9	Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2003	2002

Tangible common equity	$10,841	$9,489
As a percent of tangible assets	5.8%	5.6%
Tier 1 capital	$13,609	$12,606
As a percent of risk-weighted assets	8.3%	7.8%
As a percent of adjusted quarterly average assets (leverage ratio)	7.6%	7.5%
Total risk-based capital	$21,051	$19,753
As a percent of risk-weighted assets	12.8%	12.2%

U.S. Bancorp	23

Table 10	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
For the Three Months Ended June 30 (Dollars in Millions)	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$511.7	$484.4	5.6%	$861.2	$803.9	7.1%
Noninterest income	194.5	185.5	4.9	556.5	349.2	59.4

Total net revenue	706.2	669.9	5.4	1,417.7	1,153.1	22.9
Noninterest expense	94.0	107.1	(12.2)	437.8	422.1	3.7
Other intangible amortization	4.9	5.2	(5.8)	250.5	52.5	*

Total noninterest expense	98.9	112.3	(11.9)	688.3	474.6	45.0

Operating income	607.3	557.6	8.9	729.4	678.5	7.5
Provision for credit losses	118.1	104.5	13.0	99.8	104.1	(4.1)

Income before income taxes	489.2	453.1	8.0	629.6	574.4	9.6
Income taxes and taxable-equivalent adjustment	178.0	164.9	7.9	229.1	209.0	9.6

Operating earnings (loss), before merger and restructuring-related items and cumulative effect of change in accounting principles	$311.2	$288.2	8.0	$400.5	$365.4	9.6

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles (after-tax)
Net income
Average Balance Sheet Data
Commercial	$30,256	$31,853	(5.0)%	$6,541	$7,570	(13.6)%
Commercial real estate	16,420	15,632	5.0	9,838	8,779	12.1
Residential mortgages	121	175	(30.9)	10,593	7,783	36.1
Retail	57	159	(64.2)	28,809	26,673	8.0

Total loans	46,854	47,819	(2.0)	55,781	50,805	9.8
Goodwill	1,332	1,314	1.4	2,138	1,720	24.3
Other intangible assets	109	130	(16.2)	900	1,000	(10.0)
Assets	54,044	54,120	(.1)	65,251	58,921	10.7
Noninterest-bearing deposits	15,478	11,938	29.7	13,652	12,699	7.5
Savings products	8,946	4,888	83.0	40,531	35,332	14.7
Time deposits	3,521	2,296	53.4	19,023	22,931	(17.0)

Total deposits	27,945	19,122	46.1	73,206	70,962	3.2
Shareholders’ equity	$5,479	$5,284	3.7	$5,705	$4,681	21.9

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
For the Six Months Ended June 30 (Dollars in Millions)	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,017.6	$968.8	5.0%	$1,711.9	$1,587.8	7.8%
Noninterest income	392.8	366.5	7.2	1,013.2	647.5	56.5

Total net revenue	1,410.4	1,335.3	5.6	2,725.1	2,235.3	21.9
Noninterest expense	191.0	199.2	(4.1)	859.0	841.4	2.1
Other intangible amortization	9.8	10.4	(5.8)	424.0	81.0	*

Total noninterest expense	200.8	209.6	(4.2)	1,283.0	922.4	39.1

Operating income	1,209.6	1,125.7	7.5	1,442.1	1,312.9	9.8
Provision for credit losses	239.9	219.5	9.3	204.3	209.3	(2.4)

Income before income taxes	969.7	906.2	7.0	1,237.8	1,103.6	12.2
Income taxes and taxable-equivalent adjustment	352.9	329.8	7.0	450.4	401.6	12.2

Operating earnings (loss), before merger and restructuring-related items and cumulative effect of change in accounting principles	$616.8	$576.4	7.0	$787.4	$702.0	12.2

Merger and restructuring-related items (after-tax)
Cumulative effect of change in accounting principles (after-tax)
Net income
Average Balance Sheet Data
Commercial	$30,194	$32,307	(6.5)%	$6,583	$7,700	(14.5)%
Commercial real estate	16,371	15,607	4.9	9,735	8,797	10.7
Residential mortgages	142	157	(9.6)	10,141	7,698	31.7
Retail	60	167	(64.1)	28,679	26,218	9.4

Total loans	46,767	48,238	(3.0)	55,138	50,413	9.4
Goodwill	1,333	1,347	(1.0)	2,138	1,708	25.2
Other intangible assets	112	132	(15.2)	939	893	5.2
Assets	53,917	54,781	(1.6)	64,924	58,667	10.7
Noninterest-bearing deposits	15,833	12,088	31.0	13,501	12,562	7.5
Savings products	8,268	4,858	70.2	39,818	35,359	12.6
Time deposits	3,476	2,285	52.1	19,695	23,361	(15.7)

Total deposits	27,577	19,231	43.4	73,014	71,282	2.4
Shareholders’ equity	$5,400	$5,299	1.9	$5,598	$4,593	21.9

*	Not meaningful

24	U.S. Bancorp

Private Client, Trust			Payment			Capital			Treasury and			Consolidated
and Asset Management			Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent			Percent
2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change

$93.5	$78.4	19.3%	$154.1	$164.8	(6.5)%	$6.9	$(.4)	* %	$178.5	$158.7	12.5%	$1,805.9	$1,689.8	6.9%
236.0	226.4	4.2	427.5	406.1	5.3	200.0	199.2	.4	51.5	77.4	(33.5)	1,666.0	1,443.8	15.4

329.5	304.8	8.1	581.6	570.9	1.9	206.9	198.8	4.1	230.0	236.1	(2.6)	3,471.9	3,133.6	10.8
113.4	110.3	2.8	153.2	160.5	(4.5)	191.2	188.2	1.6	383.8	362.4	5.9	1,373.4	1,350.6	1.7
16.5	7.9	*	38.9	38.8	.3	—	—	—	1.5	.3	*	312.3	104.7	*

129.9	118.2	9.9	192.1	199.3	(3.6)	191.2	188.2	1.6	385.3	362.7	6.2	1,685.7	1,455.3	15.8

199.6	186.6	7.0	389.5	371.6	4.8	15.7	10.6	48.1	(155.3)	(126.6)	(22.7)	1,786.2	1,678.3	6.4
.9	.5	80.0	104.8	122.6	(14.5)	—	—	—	(.6)	3.3	*	323.0	335.0	(3.6)

198.7	186.1	6.8	284.7	249.0	14.3	15.7	10.6	48.1	(154.7)	(129.9)	(19.1)	1,463.2	1,343.3	8.9
72.3	67.7	6.8	103.6	90.6	14.3	5.7	3.9	46.2	(86.3)	(62.6)	(37.9)	502.4	473.5	6.1

$126.4	$118.4	6.8	$181.1	$158.4	14.3	$10.0	$6.7	49.3	$(68.4)	$(67.3)	(1.6)	960.8	869.8	10.5

												(7.2)	(46.7)
												—	—

												$953.6	$823.1

$1,842	$1,839	.2%	$2,901	$2,798	3.7%	$—	$223	* %	$162	$144	12.5%	$41,702	$44,427	(6.1)%
598	591	1.2	—	—	—	—	—	—	233	227	2.6	27,089	25,229	7.4
285	230	23.9	—	—	—	—	—	—	13	6	*	11,012	8,194	34.4
2,101	1,999	5.1	6,982	7,291	(4.2)	—	—	—	51	45	13.3	38,000	36,167	5.1

4,826	4,659	3.6	9,883	10,089	(2.0)	—	223	*	459	422	8.8	117,803	114,017	3.3
741	289	*	1,814	1,813	.1	306	306	—	—	—	—	6,331	5,442	16.3
406	232	75.0	669	773	(13.5)	—	—	—	13	14	(7.1)	2,097	2,149	(2.4)
6,590	5,706	15.5	13,297	13,149	1.1	2,587	3,119	(17.1)	45,286	34,132	32.7	187,055	169,147	10.6
3,052	2,304	32.5	334	189	76.7	7	202	(96.5)	(8)	(65)	(87.7)	32,515	27,267	19.2
5,349	4,232	26.4	10	7	42.9	—	—	—	2	200	(99.0)	54,838	44,659	22.8
474	460	3.0	—	—	—	—	—	—	5,780	4,837	19.5	28,798	30,524	(5.7)

8,875	6,996	26.9	344	196	75.5	7	202	(96.5)	5,774	4,972	16.1	116,151	102,450	13.4
$2,140	$1,347	58.9	$3,081	$3,121	(1.3)	$637	$636	.2	$2,052	$1,406	45.9	$19,094	$16,475	15.9

Private Client, Trust			Payment			Capital			Treasury and			Consolidated
and Asset Management			Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent			Percent
2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change

$183.1	$156.3	17.1%	$322.1	$334.3	(3.6)%	$13.2	$7.4	78.4%	$341.8	$305.6	11.8%	$3,589.7	$3,360.2	6.8%
459.9	446.9	2.9	820.2	770.8	6.4	365.8	372.4	(1.8)	137.0	172.7	(20.7)	3,188.9	2,776.8	14.8

643.0	603.2	6.6	1,142.3	1,105.1	3.4	379.0	379.8	(.2)	478.8	478.3	.1	6,778.6	6,137.0	10.5
228.8	221.5	3.3	300.9	322.5	(6.7)	354.1	351.0	.9	761.0	703.5	8.2	2,694.8	2,639.1	2.1
33.0	15.5	*	77.6	77.4	.3	—	—	—	3.0	.6	*	547.4	184.9	*

261.8	237.0	10.5	378.5	399.9	(5.4)	354.1	351.0	.9	764.0	704.1	8.5	3,242.2	2,824.0	14.8

381.2	366.2	4.1	763.8	705.2	8.3	24.9	28.8	(13.5)	(285.2)	(225.8)	(26.3)	3,536.4	3,313.0	6.7
1.3	2.0	(35.0)	213.2	236.6	(9.9)	—	—	—	(.7)	2.6	*	658.0	670.0	(1.8)

379.9	364.2	4.3	550.6	468.6	17.5	24.9	28.8	(13.5)	(284.5)	(228.4)	(24.6)	2,878.4	2,643.0	8.9
138.2	132.5	4.3	200.4	170.4	17.6	9.0	10.6	(15.1)	(156.0)	(113.3)	(37.7)	994.9	931.6	6.8

$241.7	$231.7	4.3	$350.2	$298.2	17.4	$15.9	$18.2	(12.6)	$(128.5)	$(115.1)	(11.6)	1,883.5	1,711.4	10.1

												(18.7)	(95.1)
												—	(37.2)

												$1,864.8	$1,579.1

$1,813	$1,827	(.8)%	$2,822	$2,753	2.5%	$58	$225	(74.2)%	$177	$90	96.7%	$41,647	$44,902	(7.2)%
589	592	(.5)	—	—	—	—	—	—	242	211	14.7	26,937	25,207	6.9
273	219	24.7	—	—	—	—	—	—	14	4	*	10,570	8,078	30.8
2,115	1,951	8.4	7,004	7,301	(4.1)	—	—	—	50	42	19.0	37,908	35,679	6.2

4,790	4,589	4.4	9,826	10,054	(2.3)	58	225	(74.2)	483	347	39.2	117,062	113,866	2.8
739	288	*	1,813	1,817	(.2)	306	306	—	—	1	*	6,329	5,467	15.8
417	233	79.0	685	786	(12.8)	—	—	—	31	10	*	2,184	2,054	6.3
6,552	5,732	14.3	13,292	13,191	.8	2,546	3,137	(18.8)	44,144	32,958	33.9	185,375	168,466	10.0
2,885	2,304	25.2	405	237	70.9	38	208	(81.7)	7	(24)	*	32,669	27,375	19.3
5,070	4,218	20.2	9	7	28.6	—	—	—	8	249	(96.8)	53,173	44,691	19.0
467	445	4.9	—	—	—	—	—	—	6,504	4,075	59.6	30,142	30,166	(.1)

8,422	6,967	20.9	414	244	69.7	38	208	(81.7)	6,519	4,300	51.6	115,984	102,232	13.5
$2,112	$1,347	56.8	$3,080	$3,124	(1.4)	$630	$636	(.9)	$1,964	$1,319	48.9	$18,784	$16,318	15.1

U.S. Bancorp	25

with the same periods of 2002, reflecting growth in cash management-related fees driven by lower earnings credit rates and new account growth, an increase in fee income related to growth in international banking partially offset by a reduction in fee income related to the loan conduit as its commercial loan balances declined.
     Noninterest expense decreased 11.9 percent, or $13.4 million, in the second quarter of 2003 to $98.9 million and decreased 4.2 percent, or $8.8 million, in the first six months of 2003 to $200.8 million, compared with the same periods of 2002. The expense reduction was primarily due to lower salaries and related employee benefits, legal costs and litigation settlements.
     The provision for credit losses was $118.1 million and $239.9 million in the second quarter of 2003 and the first six months of 2003, respectively, compared with $104.5 million and $219.5 million for the same periods of 2002. The increase in the provision for credit losses was due to higher net charge-offs attributable to weakness in the communications, transportation and manufacturing industry sectors, as well as the Company’s asset workout strategies to reduce commitments to certain industries and customers. Net charge-offs increased 13.0 percent, or $13.6 million, in the second quarter of 2003, compared with the second quarter of 2002. Nonperforming assets within the Wholesale Banking line of business continued to be at elevated levels. Nonperforming assets within Wholesale Banking were $967.6 million at June 30, 2003, compared with $824.0 million at June 30, 2002. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $400.5 million of the Company’s operating earnings for the second quarter of 2003 and $787.4 million for the first six months of 2003, a 9.6 percent and 12.2 percent increase, respectively, over the same periods of 2002.

     Total net revenue increased 22.9 percent and 21.9 percent in the second quarter of 2003 and first six months of 2003, respectively, compared with the same periods of 2002. Fee-based revenue grew by 59.4 percent for the second quarter of 2003 and 56.5 percent for the first six months of 2003, compared with the same periods of 2002. Net interest income, on a taxable-equivalent basis, increased 7.1 percent for the second quarter of 2003 and 7.8 percent for the first six months of 2003, compared with the same periods of 2002. The year-over-year increase in net interest income was due to growth in average loan balances and residential mortgages held for sale, improved spreads on retail and commercial loans, lower funding costs on non-earning asset balances, growth in interest-bearing and noninterest-bearing deposit balances and acquisitions. Partially offsetting these increases was the impact of declining interest rates on the funding benefit of consumer deposits. The increase in average loan balances of 9.8 percent reflected retail loan growth of 8.0 percent and residential mortgage growth of 36.1 percent in the second quarter of 2003, compared with the same period of 2002. Residential mortgages include home equity loans with first liens which account for 23.8 percent of the growth in residential mortgages. Commercial and commercial real estate loan balances remained relatively unchanged during the same period. The year-over-year increase in average deposits included growth in noninterest-bearing, interest checking and savings account balances, partially offset by a reduction in balances associated with time deposits. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products. Fee-based revenue growth in the second quarter and the first six months of 2003, compared with the same periods of 2002, was driven by increased gains on the sale of securities, mortgage banking revenue, deposit service charges, and investment product fees and commissions, partially offset by lower commercial products revenue and higher end-of-term lease residual losses. The $196.3 million of gains on the sale of securities recognized by the business line in the second quarter of 2003 represents an economic hedge to the MSR impairment of $196.3 million caused by the impacts of declining interest rates and higher related prepayments due to refinancing activity. The year-over-year growth in mortgage banking revenue was partially attributable to the acquisition of Leader in the second quarter of 2002, which contributed $37.3 million in the first six months of 2003.
     Noninterest expense was $688.3 million in the second quarter of 2003 and $1,283.0 million for the first six months of 2003, compared with $474.6 million and $922.4 million for the same periods of 2002, respectively. The increase in noninterest expense for the second quarter of 2003 was attributable to the increase in MSR impairment of $182.0 million, higher loan

26	U.S. Bancorp

origination and repossession costs and the Bay View acquisition.
     The provision for credit losses decreased $4.3 million (4.1 percent) for the second quarter of 2003 and $5.0 million (2.4 percent) for the first six months of 2003, compared with the same periods of 2002. The improvement in the provision for credit losses in the second quarter of 2003 was primarily attributable to lower retail net charge-offs resulting from ongoing collection efforts and risk management.

Private Client, Trust and Asset Management provides mutual fund processing services, trust, private banking and financial advisory services through four businesses, including: the Private Client Group, Corporate Trust, Institutional Trust and Custody and Fund Services, LLC. The business segment also offers investment management services to several client segments, including mutual funds, institutional customers and private asset management. Private Client, Trust and Asset Management contributed $126.4 million of the Company’s operating earnings for the second quarter of 2003 and $241.7 million for the first six months of 2003, increases of 6.8 percent and 4.3 percent, respectively, over the same periods of 2002.

     Total net revenue was $329.5 million in the second quarter of 2003 and $643.0 million in the first six months of 2003, increases of 8.1 percent and 6.6 percent, respectively, compared with the same periods of 2002. Net interest income, on a taxable-equivalent basis, increased $15.1 million (19.3 percent) in the second quarter of 2003 and $26.8 million (17.1 percent) in the first six months of 2003, compared with the same periods of 2002. The increase in net interest income in the second quarter of 2003 was due to growth in retail loan balances of 5.1 percent and an increase in average deposit balances resulting from the State Street Corporate Trust acquisition, partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income increased $9.6 million (4.2 percent) in the second quarter of 2003 and $13.0 million (2.9 percent) in the first six months of 2003, compared with the same periods of 2002, due to the impact of account growth and the State Street Corporate Trust acquisition. This growth was offset by a decrease in the value of assets under management driven by adverse capital market conditions relative to the same periods of 2002.
     Noninterest expense increased $11.7 million (9.9 percent) in the second quarter of 2003 and $24.8 million (10.5 percent) in the first six months of 2003, compared with the same periods of 2002, primarily attributable to the State Street Corporate Trust acquisition.
     The provision for credit losses increased $.4 million (80.0 percent) in the second quarter of 2003 and decreased $.7 million (35.0 percent) in the first six months of 2003, compared with the same periods of 2002. The year-over-year increase in the provision for credit losses for the second quarter of 2003 was due to an increase in commercial loan related net charge-offs partially offset by lower retail loan-related net charge-offs.

Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $181.1 million of the Company’s operating earnings for the second quarter of 2003 and $350.2 million for the first six months of 2003, a 14.3 percent and 17.4 percent increase, respectively, over the same periods of 2002.

     Total net revenue was $581.6 million in the second quarter of 2003 and $1,142.3 million in the first six months of 2003, increases of 1.9 percent and 3.4 percent, respectively, over the same periods of 2002. Net interest income decreased 6.5 percent in the second quarter of 2003 and decreased 3.6 percent in the first six months of 2003, compared with the same periods of 2002. During late 2002, the Company sold two co-branded credit card portfolios, reducing year-over-year net revenue for this business line by approximately $7.9 million in the second quarter of 2003 and $16.4 million in the first six months of 2003. Noninterest income increased 5.3 percent in the second quarter of 2003 and increased 6.4 percent in the first six months of 2003, compared with the same periods of 2002, primarily due to growth in credit and debit card revenue, corporate payment products revenue and ATM servicing revenue partially offset by a reduction in merchant processing revenue. Merchant processing revenue declined due to lower processing spreads resulting from a change in the mix of merchants which offset the favorable impact of increased processing volume.
     Noninterest expense was $192.1 million in the second quarter of 2003 and $378.5 million in the first six months of 2003, decreases of $7.2 million (3.6 percent) and $21.4 million (5.4 percent), respectively, compared with the same periods of last year. The decline in noninterest expense was primarily attributable to lower fraud losses and third-party merchant processing costs.
     The provision for credit losses was $104.8 million for the second quarter of 2003 and $213.2 million for the first six months of 2003, decreases of $17.8 million

U.S. Bancorp	27

(14.5 percent) and $23.4 million (9.9 percent), respectively, compared with the same periods of 2002, due to lower net charge-offs resulting from improvement in ongoing collection efforts, risk management and the sale of two co-branded credit card portfolios during late 2002.

Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices. Capital Markets contributed $10.0 million of the Company’s operating earnings for the second quarter of 2003 and $15.9 million for the first six months of 2003, a 49.3 percent increase and a 12.6 percent decrease, respectively, compared with the same periods of 2002.

     Total net revenue was $206.9 million in the second quarter of 2003 and $379.0 million in the first six months of 2003, an increase of $8.1 million (4.1 percent) and a decrease of $.8 million (.2 percent), respectively, compared with the same periods of 2002. Net interest income increased $7.3 million in the second quarter of 2003 due to improved trading account portfolio spreads and lower borrowing costs, compared with the second quarter of 2002. The $6.6 million reduction in noninterest income for the first six months of 2003 was due to a decline in investment product fees and commissions and investment banking revenue, reflecting the continued adverse capital markets conditions partially offset by an increase in trading account profits and commissions and lower mark-to-market valuation adjustments. Noninterest expense was essentially flat year-over-year.
     While capital markets-related revenue continued to be soft during the second quarter of 2003, the Capital Markets business line experienced improvements in securities transaction volumes and a higher number of investment banking transactions relative to late 2002 and the first quarter of 2003. As such, management expects capital markets-related revenues to improve slightly through the remainder of 2003.
     During the first quarter of 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Companies (“Piper Jaffray Companies”), pending SEC registration and approvals of other regulatory bodies. While it is anticipated that the spin-off will be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not the conditions are satisfied. Refer to the “Planned Spin-Off of Piper Jaffray Companies” section for further information.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded an operating loss of $68.4 million for the second quarter of 2003 and $128.5 million for the first six months of 2003, decreases of 1.6 percent and 11.6 percent, respectively, compared with the same periods of 2002.

     Total net revenue was $230.0 million and $478.8 million in the second quarter and first six months of 2003, respectively, compared with total net revenue of $236.1 million and $478.3 million for the same periods of 2002. The year-over-year decline of $6.1 million (2.6 percent) in total net revenue for the second quarter of 2003 was attributable to a decrease in noninterest income of $25.9 million partially offset by an increase in net interest income of $19.8 million. The increase in net interest income was primarily due to an increase in average investments of $8.3 billion from the second quarter of 2002 and the benefit of changes in the mix of funding during the declining interest rate environment. Noninterest income decreased $25.9 million in the second quarter of 2003, primarily due to a decline in securities gains and other miscellaneous income from the second quarter of 2002.
     Noninterest expense was $385.3 million in the second quarter of 2003 and $764.0 million in the first six months of 2003, increases of $22.6 million (6.2 percent) and $59.9 million (8.5 percent), respectively, compared with the same periods of 2002. The increase was primarily the result of higher costs associated with employee pension benefits, corporate insurance, communications and charitable contributions.
     The provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with generally accepted accounting principles in the United States. The provision for credit losses was a net recovery of $.6 million in the second quarter of 2003 and $.7 million for the first six months of 2003, compared with a net charge of $3.3 million and $2.6 million for the same periods of 2002, respectively. Refer to the “Corporate Risk Profile”

28	U.S. Bancorp

section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2003 and 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third-parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee.

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

     Management’s evaluation of the adequacy of the allowance for credit losses is the most critical of accounting estimates for a banking institution. It is a highly subjective process impacted by many factors as discussed throughout the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002. Although risk management practices, methodologies and other tools are utilized to determine each element of the allowance, degrees of imprecision exist in these measurement tools due in part to subjective judgments involved and an inherent lagging of credit quality measurements relative to the stage of the business cycle. Even determining the stage of the business cycle is highly subjective. As discussed in the “Analysis and Determination of the Allowance for Credit Losses” section, management considers the effect of imprecision and many other factors in determining the allowance for credit losses by establishing an “allowance for other factors” that is not specifically allocated to a category of loans. If not considered, inherent losses in the portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a bank.
     Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is in part due to the timing of the risk rating process in relation to changes in the business cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans and the timing of charge-offs and recoveries. For example, the amount of loans within specific risk ratings may change, providing a leading indicator of improving credit quality, while nonperforming loans and net charge-offs continue at elevated levels. Because the allowance specifically allocated to commercial loans is primarily driven by risk ratings and loss ratios determined through migration analysis and historical performance, the amount of the allowance for commercial and commercial real estate loans might decline. However, it

U.S. Bancorp	29

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

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the fair value is less than the carrying value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at June 30, 2003, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $37 million and $68 million, respectively. An upward movement in interest rates at June 30, 2003, of 25 and 50 basis points would increase the fair value of the MSRs by approximately $66 million and $139 million, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

Goodwill and Other Intangibles The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

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

30	U.S. Bancorp

     In assessing the fair value of operating segments, the Company may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. This is particularly relevant to estimating future cash flows for the capital markets segment due to the volatile nature of the securities markets. Also, management often utilizes other information to validate the reasonableness of its valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The carrying amount of an operating segment is determined based on the capital required to support the business segment’s activities including its tangible and intangible assets. The determination of a segment’s capital allocation requires management judgment and considers many factors including the regulatory capital regulations and capital characteristics of comparable public companies in relevant industry sectors. In certain circumstances, management will engage a third-party to independently validate its assessment of the fair value of its business segments.
     During the second quarter, the Company completed its annual assessment of the estimated fair value of all reportable business segments and concluded that no goodwill impairment required recognition at this time. Given existing capital market conditions, recent regulatory actions and the Company’s decision to spin-off substantially all of its Capital Markets business, the Company will continue to assess whether or not an interim impairment test is required for that reporting unit. During the second quarter of 2003, capital market conditions improved somewhat reducing the likelihood of any goodwill impairment being recognized for the Capital Markets reporting unit. The Capital Markets reporting unit contributed $1.1 million (less than 1.0 percent), to the Company’s net income in 2002 and $15.9 million (.9 percent) in the first six months of 2003. Recognition of an impairment would have no impact on current cash flows and, given the relative size of the Capital Markets business to the consolidated group, the impact to future cash flows and liquidity, if any, would not be significant. Also, the Company is required to maintain capital for regulatory purposes equal to 100 percent of goodwill and, accordingly, the impact of any future impairment on tangible and regulatory capital ratios would be insignificant. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

     During the period covered by this report, there was no change made in the Company’s internal controls over financial reporting (as defined in Rule 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Bancorp	31

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$11,795	$10,758
Money market investments	3,213	434
Trading securities	1,039	898
Investment securities
Held-to-maturity (fair value $199 and $240, respectively)	188	233
Available-for-sale	35,390	28,255
Loans held for sale	3,791	4,159
Loans
Commercial	42,238	41,944
Commercial real estate	27,259	26,867
Residential mortgages	11,712	9,746
Retail	38,214	37,694

Total loans	119,423	116,251
Less allowance for credit losses	(2,368)	(2,422)

Net loans	117,055	113,829
Premises and equipment	2,064	1,697
Customers’ liability on acceptances	148	140
Goodwill	6,329	6,325
Other intangible assets	1,984	2,321
Other assets	11,903	10,978

Total assets	$194,899	$180,027

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$44,465	$35,106
Interest-bearing	72,315	68,214
Time deposits greater than $100,000	9,547	12,214

Total deposits	126,327	115,534
Short-term borrowings	7,387	7,806
Long-term debt	31,379	28,588
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,652	2,994
Acceptances outstanding	148	140
Other liabilities	7,826	6,864

Total liabilities	175,719	161,926
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 6/30/03 — 1,972,643,007 shares; 12/31/02 — 1,972,643,060 shares	20	20
Capital surplus	4,821	4,850
Retained earnings	14,795	13,719
Less cost of common stock in treasury: 6/30/03 — 48,116,198 shares; 12/31/02 — 55,686,500 shares	(1,092)	(1,272)
Other comprehensive income	636	784

Total shareholders’ equity	19,180	18,101

Total liabilities and shareholders’ equity	$194,899	$180,027

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2003	2002	2003	2002

Interest Income
Loans	$1,821.0	$1,936.9	$3,657.8	$3,868.8
Loans held for sale	51.8	36.6	111.4	75.8
Investment securities
Taxable	422.4	346.1	818.5	693.9
Non-taxable	7.5	11.7	16.4	24.9
Money market investments	2.6	2.2	6.6	5.5
Trading securities	7.3	9.4	15.3	17.6
Other interest income	27.0	32.7	56.3	51.7

Total interest income	2,339.6	2,375.6	4,682.3	4,738.2
Interest Expense
Deposits	288.5	375.8	595.1	771.3
Short-term borrowings	42.8	68.3	86.2	147.2
Long-term debt	185.5	216.8	371.3	408.9
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	24.5	33.9	55.9	68.7

Total interest expense	541.3	694.8	1,108.5	1,396.1

Net interest income	1,798.3	1,680.8	3,573.8	3,342.1
Provision for credit losses	323.0	335.0	658.0	670.0

Net interest income after provision for credit losses	1,475.3	1,345.8	2,915.8	2,672.1
Noninterest Income
Credit and debit card revenue	142.3	131.2	269.7	240.5
Corporate payment products revenue	90.9	82.5	176.9	157.7
ATM processing services	36.0	33.5	72.9	64.4
Merchant processing services	141.8	144.4	269.1	278.0
Trust and investment management fees	241.9	234.9	472.2	459.2
Deposit service charges	184.9	173.3	353.6	329.0
Cash management fees	111.8	104.3	223.8	208.5
Commercial products revenue	100.0	123.7	204.2	245.9
Mortgage banking revenue	90.3	78.0	185.7	130.0
Trading account profits and commissions	67.6	49.5	128.5	99.4
Investment products fees and commissions	109.2	107.4	209.5	218.5
Investment banking revenue	56.8	70.5	94.4	123.7
Securities gains, net	213.1	30.6	353.8	74.7
Other	79.4	80.0	174.6	147.3

Total noninterest income	1,666.0	1,443.8	3,188.9	2,776.8
Noninterest Expense
Salaries	625.3	607.6	1,227.1	1,195.9
Employee benefits	95.0	91.1	204.2	187.5
Net occupancy	101.1	101.8	203.3	201.9
Furniture and equipment	72.0	77.0	145.4	153.9
Capitalized software	38.2	37.7	75.5	76.1
Communication	50.5	44.1	101.7	89.8
Postage	45.9	44.4	91.3	91.0
Other intangible assets	312.3	104.7	547.4	184.9
Merger and restructuring-related charges	10.8	71.6	28.4	145.8
Other	345.4	346.9	646.3	643.0

Total noninterest expense	1,696.5	1,526.9	3,270.6	2,969.8

Income before income taxes and cumulative effect of change in accounting principles	1,444.8	1,262.7	2,834.1	2,479.1
Applicable income taxes	491.2	439.6	969.3	862.8

Income before cumulative effect of change in accounting principles	953.6	823.1	1,864.8	1,616.3
Cumulative effect of change in accounting principles	—	—	—	(37.2)

Net income	$953.6	$823.1	$1,864.8	$1,579.1

Earnings Per Share
Income before cumulative effect of change in accounting principles	$.50	$.43	$.97	$.84
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.50	$.43	$.97	$.82

Diluted Earnings Per Share
Income before cumulative effect of change in accounting principles	$.49	$.43	$.97	$.84
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.49	$.43	$.97	$.82

Dividends declared per share	$.205	$.195	$.41	$.39

Average common shares	1,922.3	1,913.2	1,920.6	1,916.5
Average diluted common shares	1,932.8	1,926.9	1,929.7	1,928.5

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2001	1,951,709,512	$19.7	$4,906.2	$11,918.0	$(478.1)	$95.4	$16,461.2
Net income				1,579.1			1,579.1
Unrealized gain on securities available for sale						490.0	490.0
Unrealized loss on derivatives						(82.9)	(82.9)
Foreign currency translation adjustment						8.2	8.2
Realized gain on derivatives						63.2	63.2
Reclassification adjustment for gains realized in net income						(84.6)	(84.6)
Income taxes						(149.6)	(149.6)

Total comprehensive income							1,823.4
Cash dividends declared on common stock				(741.1)			(741.1)
Issuance of common and treasury stock	7,333,432		(42.2)		171.5		129.3
Purchase of treasury stock	(44,814,685)				(1,032.3)		(1,032.3)
Shares reserved to meet deferred compensation obligations	(48,110)		2.2		(2.2)		—
Amortization of restricted stock			9.0				9.0

Balance June 30, 2002	1,914,180,149	$19.7	$4,875.2	$12,756.0	$(1,341.1)	$339.7	$16,649.5

Balance December 31, 2002	1,916,956,560	$19.7	$4,850.4	$13,718.6	$(1,272.1)	$784.0	$18,100.6
Net income				1,864.8			1,864.8
Unrealized gain on securities available for sale						157.2	157.2
Unrealized loss on derivatives						(222.6)	(222.6)
Foreign currency translation adjustment						16.7	16.7
Realized gain on derivatives						188.2	188.2
Reclassification adjustment for gains realized in net income						(378.7)	(378.7)
Income taxes						90.9	90.9

Total comprehensive income							1,716.5
Cash dividends declared on common stock				(788.0)			(788.0)
Issuance of common and treasury stock	8,249,225		(45.8)		190.4		144.6
Shares reserved to meet deferred compensation obligations	(678,976)		10.2		(10.2)		—
Amortization of restricted stock			6.4				6.4

Balance June 30, 2003	1,924,526,809	$19.7	$4,821.2	$14,795.4	$(1,091.9)	$635.7	$19,180.1

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,

(Dollars in Millions)
(Unaudited)	2003	2002

Operating Activities
Net cash provided by (used in) operating activities	$3,540.9	$4,045.3
Investing Activities
Proceeds from sales of investment securities	11,855.0	6,407.3
Maturities of investment securities	9,661.9	3,094.7
Purchases of investment securities	(28,826.1)	(13,076.3)
Net (increase) decrease in loans outstanding (a)	(4,658.8)	(1,473.3)
Proceeds from sales of loans	1,141.2	871.9
Purchases of loans	(239.5)	(26.9)
Proceeds from sales of premises and equipment	20.6	167.3
Purchases of premises and equipment	(555.2)	(282.4)
Acquisitions, net of cash acquired	—	(62.7)
Other, net	(158.9)	(121.8)

Net cash provided by (used in) investing activities	(11,759.8)	(4,502.2)
Financing Activities
Net increase (decrease) in deposits	10,793.4	(154.2)
Net increase (decrease) in short-term borrowings	(419.6)	(5,956.9)
Principal payments on long-term debt	(4,797.9)	(2,391.0)
Proceeds from issuance of long-term debt	7,448.8	9,515.0
Redemption of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	(350.0)	—
Proceeds from issuance of common stock	126.7	109.1
Repurchase of common stock	—	(1,032.3)
Cash dividends paid	(767.2)	(733.8)

Net cash provided by (used in) financing activities	12,034.2	(644.1)

Change in cash and cash equivalents	3,815.3	(1,101.0)
Cash and cash equivalents at beginning of period	11,192.1	9,745.3

Cash and cash equivalents at end of period	$15,007.4	$8,644.3

See Notes to Consolidated Financial Statements.

(a)	Includes $427.5 million of loans transferred to Stellar Funding Group, Inc. (the “loan conduit”) and $234.9 million of loans repurchased from the loan conduit during the six months ended June 30, 2003. System constraints make it impractical to collect information on the gross cash flows between the Company and the loan conduit for 2002.

U.S. Bancorp	35

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made, and the Company believes such presentation is adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not believe that the adoption of SFAS 150 will have a material impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 133”) which amends and clarifies accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs, in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the

36	U.S. Bancorp

disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities.
     The Company has various relationships with special purpose entities (“SPEs”). For details of the Company’s involvement in recent actions with SPEs, refer to the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Because the commercial loan and the investment securities conduits and the asset-backed securitizations are QSPEs, which are exempted from consolidation under the provisions of FIN 46, the Company does not believe that FIN 46 requires the consolidation of either of the conduits or the securitizations in its financial statements. However, on July 14, 2003, the Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc., the commercial loan conduit. This action caused the conduit to lose its status as a qualifying special purpose entity. As a result, the Company recorded all of the conduit’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company beginning on July 14, 2003. Given the floating rate nature and high credit quality of the assets within the conduit, the impact to the Company’s financial statements was not significant. In the third quarter of 2003, the Company anticipates that commercial loan balances will increase by approximately $1.9 billion and that the resulting increase in net interest income will be offset by a similar decline in conduit fee income within commercial products revenue. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors will mature and the conduit will be legally dissolved.
     With respect to other interests in entities subject to FIN 46, including low-income housing investments, the adoption of FIN 46 will not have a material impact on the Company’s financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities (“Trust Preferred Securities”). Prior to the adoption of FIN 46, the Company consolidated the grantor trusts and the balance sheet included the mandatorily redeemable preferred securities of the grantor trusts. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trusts would be disclosed. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes. The banking regulatory agencies have issued guidance that would continue the current capital treatment for Trust Preferred Securities until further notice.

Stock-Based Compensation In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and trading limitations that impact their liquidity. Therefore, the existing option pricing models do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 11 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

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

U.S. Bancorp	37

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

On April 1, 2002, the Company acquired Cleveland-based The Leader Mortgage Company, LLC, a wholly-owned subsidiary of First Defiance Corp., in a cash transaction. The transaction represented total assets acquired of $531 million and total liabilities assumed of $446 million. Included in total assets were mortgage servicing rights and other intangibles of $173 million and goodwill of $18 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities.

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

38	U.S. Bancorp

The following table summarizes acquisitions by the Company completed since January 1, 2002:

(Dollars and Shares in Millions)	Date	Assets (a	)	Deposits	Goodwill and Other Intangibles	Cash Paid/ (Received	)	Accounting Method

Corporate trust business of State Street Bank and Trust Company	December 2002	$13		$—	$667	$643		Purchase
Bay View Bank branches	November 2002	362		3,305	483	(2,494)		Purchase
The Leader Mortgage Company, LLC	April 2002	517		—	191	85		Purchase

(a)	Assets acquired do not include purchase accounting adjustments.
     On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including the investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Companies (“Piper Jaffray Companies”). As of December 31, 2002, Piper Jaffray Companies had assets of $2.1 billion. During 2002, Piper Jaffray Companies generated revenue of $729.1 million (5.7 percent of total consolidated revenue) and contributed $.1 million of net income, representing less than 1 percent of the Company’s consolidated net income. The Company intends to execute this plan as a tax-free distribution of 100 percent of its ownership interests in the capital markets business and plans to retain approximately $180 million of subordinated debt of the broker-dealer subsidiary, subject to regulatory approval. The distribution is subject to certain conditions including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. On June 25, 2003, a Form 10 registration statement was filed with the SEC for review. While the spin-off is expected to be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied. This distribution does not include brokerage, financial advisory or asset management services offered to customers through the Company’s other business units. The Company will continue to provide asset management services to its customers through the Private Client, Trust and Asset Management business units and access to investment products and services through its extensive network of licensed financial advisors within the retail brokerage platform of the Consumer Banking business unit.

Note 4	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related items of $28.4 million in the first six months of 2003. In 2003, merger and restructuring-related items were primarily incurred in connection with the July 2001 acquisition of NOVA and with the acquisitions of State Street Corporate Trust and Bay View Bank. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

The components of merger and restructuring-related items are shown below:

	Six Months Ended
	June 30, 2003

		State	Bay
(Dollars in Millions)	NOVA	Street	View	Total

Severance and employee-related	$.8	$—	$—	$.8
Systems conversions and integration	15.0	5.3	4.3	24.6
Asset write-downs and lease terminations	—	—	3.0	3.0

Total	$15.8	$5.3	$7.3	$28.4

     The Company determines merger and restructuring-related items and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and are regularly evaluated during the integration process.
     Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance accrual amounts were approximately 400 for NOVA, 140 for State Street Corporate Trust and 40 for Bay View Bank. Severance and employee-related costs for groups of acquired employees identified at the time of closing were included in the determination of goodwill. Severance and employee-related costs were recorded as incurred for groups of employees not specifically identified at the time of closing.

U.S. Bancorp	39

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
     Asset write-downs and lease terminations represent lease termination costs and impairment of assets for redundant office space and branches that will be vacated and equipment disposed of as part of the integration plan. These costs are recognized in the accounting period that contract terminations occur or the asset becomes impaired and is abandoned.

The following table presents a summary of activity with respect to merger and restructuring-related accruals:

			State	Bay
(Dollars in Millions)	USBM (a)	NOVA	Street	View	Other (b)	Total

Balance at December 31, 2002	$18.6	$15.1	$7.8	$5.8	$4.8	$52.1
Provision charged to operating expense	—	15.8	5.3	7.3	—	28.4
Additions related to purchase acquisitions	—	—	(1.4)	—	—	(1.4)
Cash outlays	(14.6)	(17.0)	(7.5)	(8.6)	(.5)	(48.2)
Noncash write-downs and other	6.9	—	—	(2.1)	(4.3)	.5

Balance at June 30, 2003	$10.9	$13.9	$4.2	$2.4	$—	$31.4

(a)	Represents the organization created by the February 2001 acquisition by Firstar Corporation of the former U.S. Bancorp of Minneapolis, Minnesota.
(b)	Primarily includes acquisitions by NOVA prior to the Company’s July 2001 acquisition of NOVA.
     The adequacy of accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease the accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The components of merger and restructuring-related accruals for all acquisitions were as follows:

	June 30,	December 31,
(Dollars in Millions)	2003	2002

Severance and employee-related	$19.1	$33.3
Lease termination and facility costs	11.9	17.2
Other	.4	1.6

Total	$31.4	$52.1

Merger and restructuring-related accruals by significant acquisition were as follows:

	June 30,	December 31,
(Dollars in Millions)	2003	2002

USBM	$10.9	$18.6
NOVA	13.9	15.1
State Street Corporate Trust	4.2	7.8
Bay View Bank	2.4	5.8
Other acquisitions	—	4.8

Total	$31.4	$52.1

     In connection with the NOVA acquisition, the Company expects to incur approximately $16.8 million of additional pre-tax merger-related charges through 2003. In addition, the Company anticipates an additional $4.1 million in pre-tax merger-related charges in connection with the State Street Corporate Trust and Bay View Bank acquisitions in 2003.

40	U.S. Bancorp

Note 5	Loans

The composition of the loan portfolio was as follows:

	June 30, 2003		December 31, 2002

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$37,145	31.1%	$36,584	31.5%
Lease financing	5,093	4.3	5,360	4.6

Total commercial	42,238	35.4	41,944	36.1
Commercial real estate
Commercial mortgages	20,043	16.8	20,325	17.5
Construction and development	7,216	6.0	6,542	5.6

Total commercial real estate	27,259	22.8	26,867	23.1
Residential mortgages	11,712	9.8	9,746	8.4
Retail
Credit card	5,478	4.6	5,665	4.9
Retail leasing	5,783	4.8	5,680	4.9
Home equity and second mortgages	13,255	11.1	13,572	11.6
Other retail
Revolving credit	2,561	2.1	2,650	2.3
Installment	2,243	1.9	2,258	1.9
Automobile	7,276	6.1	6,343	5.5
Student	1,618	1.4	1,526	1.3

Total other retail	13,698	11.5	12,777	11.0

Total retail	38,214	32.0	37,694	32.4

Total loans	$119,423	100.0%	$116,251	100.0%

     Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.6 billion and $1.8 billion at June 30, 2003, and December 31, 2002, respectively.

Note 6	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $48.2 billion and $43.1 billion at June 30, 2003, and December 31, 2002, respectively.

The net carrying value of capitalized mortgage servicing rights was as follows:

	June 30,	December 31,
(Dollars in Millions)	2003	2002

Initial carrying value, net of amortization	$811	$849
Impairment valuation allowance	(374)	(207)

Net carrying value	$437	$642

Changes in capitalized mortgage servicing rights are summarized as follows:

	Six Months Ended	Year Ended
(Dollars in Millions)	June 30, 2003	December 31, 2002

Balance at beginning of period	$642	$360
Rights purchased	16	229
Rights capitalized	169	357
Amortization	(73)	(94)
Rights sold	—	(24)
Impairment (a)	(317)	(186)

Balance at end of period	$437	$642

(a)	Mortgage servicing rights impairment of $196.3 million and $14.3 million were recognized during the second quarter of 2003 and 2002, respectively.

U.S. Bancorp	41

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	June 30,	December 31,
(Dollars in Millions)	2003	2002

Fair value	$437	$655
Expected weighted-average life (in years)	2.7	4.8
Discount rate	9.7%	9.8%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at June 30, 2003, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(68)	$(37)	$66	$139

     The Company utilizes the investment portfolio as an economic hedge against possible adverse interest rate changes. The Company also, from time to time, purchases principal-only securities that act as a partial economic hedge. The Company is able to recognize increases in fair value of servicing rights when impairment reserves are released.
     The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. In the current interest rate environment, mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cash flows than conventional mortgage loans. The Company’s servicing portfolio is made up of two distinct portfolios: The Leader Mortgage Company (a wholly-owned subsidiary) and U.S. Bank Home Mortgage. A summary of the Company’s mortgage servicing rights and related characteristics by segment as of June 30, 2003, is as follows:

		U.S. Bank Home Mortgage

	Leader
(Dollars in Millions)	Mortgage	Conventional	Government	Total

Servicing portfolio	$8,621	$31,034	$8,572	$48,227
Fair market value	$114	$246	$77	$437
Value (bps)	132	79	90	91
Weighted-average servicing fees (bps)	45	36	50	40
Multiple (value/servicing fees)	2.93	2.19	1.80	2.28
Weighted-average note rate	6.69%	6.21%	6.98%	6.41%
Age (in years)	3.3	1.6	1.9	1.9
Expected life (in years)	4.4	2.4	2.2	2.7
Discount rate	9.9%	9.4%	10.6%	9.7%

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
     The U.S. Bank Home Mortgage servicing portfolio is predominantly comprised of fixed-rate agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) with limited adjustable-rate or jumbo mortgage loans.

Note 7	Intangible Assets

The following table reflects the changes in the carrying value of goodwill for the six months ended June 30, 2003:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2002	$1,332	$2,139	$736	$1,813	$305	$6,325
Goodwill acquired	—	1	5	2	1	9
Disposal	(5)	—	—	—	—	(5)
Reclass	2	(2)	—	—	—	—

Balance at June 30, 2003	$1,329	$2,138	$741	$1,815	$306	$6,329

42	U.S. Bancorp

Amortizable intangible assets consisted of the following:

			June 30,	December 31,
	Estimated	Amortization	2003	2002
(Dollars in Millions)	Life (a)	Method (b)	Balance	Balance

Merchant processing contracts	8 years	AC	$560	$596
Core deposit benefits	10 years/6 years	SL/AC	461	505
Mortgage servicing rights	3 years	AC	437	642
Trust relationships	15 years/8 years	SL/AC	337	371
Other identified intangibles	8 years/9 years	SL/AC	189	207

Total			$1,984	$2,321

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted-average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b)	Amortization methods:

SL = straight line method AC = accelerated methods generally based on cash flows

Aggregate amortization expense consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(Dollars in Millions)	2003	2002	2003	2002

Merchant processing contracts	$32.5	$32.6	$64.7	$64.4
Core deposit benefits	22.1	19.8	44.2	39.8
Mortgage servicing rights (a)	233.5	38.1	390.2	52.2
Trust relationships	13.4	4.9	26.6	9.7
Other identified intangibles	10.8	9.3	21.7	18.8

Total	$312.3	$104.7	$547.4	$184.9

(a)	Includes mortgage servicing rights impairment of $196.3 million and $14.3 million for the three months ended June 30, 2003 and 2002, respectively, and $317.2 million and $14.3 million for the six months ended June 30, 2003 and 2002, respectively.

Below is the estimated amortization expense for the years ending:

(Dollars in Millions)

Remaining 2003	$232.9
2004	380.5
2005	310.4
2006	251.3
2007	210.6

     The estimated amortization expense does not include an estimate of asset impairment in future periods as it is impractical to determine based on current information.

Note 8	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The following table is a summary of the Trust Preferred Securities as of June 30, 2003:

		Trust
		Preferred
	Issuance	Securities	Debentures	Rate				Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount	Type (a)	Rate		Maturity Date	Date (b)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%		December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35		November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75		May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	1.88	(c)	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.16	(d)	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27		December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32		December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09		November 2026	November 15, 2006

(a)	The variable-rate Trust Preferred Securities reprice quarterly.
(b)	Earliest date of redemption.
(c)	Three-month LIBOR +76.5 basis points
(d)	Three-month LIBOR +85.0 basis points

U.S. Bancorp	43

     On April 1, 2003, USB Capital II, a subsidiary company of U.S. Bancorp, redeemed 100 percent, or $350 million of its 7.20 percent Trust Originated Preferred Securities. On May 2, 2003, USB Capital II was legally dissolved.
     Refer to Note 2 with respect to the potential impact of the adoption of FIN 46 relative to Trust Preferred Securities.

Note 9	Shareholders’ Equity

At June 30, 2003, and December 31, 2002, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,924.5 million and 1,917.0 million shares of common stock outstanding at June 30, 2003, and December 31, 2002, respectively.

     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of outstanding common stock through 2003. Under this program, the Company has repurchased 8.5 million shares of common stock through June 30, 2003.

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	2003	2002

Income before cumulative effect of change in accounting principles	$953.6	$823.1	$1,864.8	$1,616.3
Cumulative effect of change in accounting principles	—	—	—	(37.2)

Net income	$953.6	$823.1	$1,864.8	$1,579.1

Weighted-average common shares outstanding	1,922.3	1,913.2	1,920.6	1,916.5
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	10.5	13.7	9.1	12.0

Weighted-average diluted common shares outstanding	1,932.8	1,926.9	1,929.7	1,928.5

Earnings per share
Income before cumulative effect of change in accounting principles	$.50	$.43	$.97	$.84
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.50	$.43	$.97	$.82

Diluted earnings per share
Income before cumulative effect of change in accounting principles	$.49	$.43	$.97	$.84
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.49	$.43	$.97	$.82

     For the three months ended June 30, 2003 and 2002, options to purchase 94 million and 102 million shares, respectively, and 98 million and 108 million shares for the six months ended 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

44	U.S. Bancorp

Note 11	Stock-Based Compensation

The following table shows proforma compensation expense, net income and earnings per share adjusted as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions, Except Per Share Data)	2003	2002	2003	2002

Reported net income	$953.6	$823.1	$1,864.8	$1,579.1
Stock-based compensation expense included in reported net income, net of tax	2.8	2.7	5.4	6.1
Total stock-based compensation expense under the fair value method for all awards, net of tax	(27.3)	(32.3)	(57.9)	(68.1)

Proforma net income	$929.1	$793.6	$1,812.3	$1,517.1
Earnings per share
Reported net income	$.50	$.43	$.97	$.82
Stock-based compensation, net of tax	(.02)	(.02)	(.03)	(.03)

Proforma net income	$.48	$.41	$.94	$.79
Diluted earnings per share
Reported net income	$.49	$.43	$.97	$.82
Stock-based compensation, net of tax	(.01)	(.02)	(.03)	(.03)

Proforma net income	$.48	$.41	$.94	$.79

Note 12	Guarantees and Contingent Liabilities

Guarantees and contingent liabilities of the Company as of June 30, 2003, include:

LETTERS OF CREDIT

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at June 30, 2003, was approximately $9.6 billion with a weighted-average term of approximately 24 months. The estimated fair value of the liability for standby letters of credit was approximately $85.2 million at June 30, 2003.

GUARANTEES

Guarantees are contingent commitments issued by the Company to customers or other third-parties. The Company’s guarantees primarily include parent guarantees related to subsidiaries’ third-party borrowing arrangements; third-party performance guarantees inherent in the Company’s business operations such as indemnified securities lending programs and merchant charge-backs guarantees; indemnification or buy-back provisions related to certain asset sales; synthetic lease guarantees; and contingent consideration arrangements related to acquisitions. For certain guarantees, the Company has recorded a liability related to the potential obligation, or has access to collateral to support the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees. The estimated fair value of guarantees, other than standby letters of credit, was approximately $131 million at June 30, 2003.

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2014. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $1.5 billion at June 30, 2003. The Company’s

U.S. Bancorp	45

recorded liabilities as of June 30, 2003, included $45.4 million representing outstanding amounts owed to these third-parties and required to be recorded on balance sheet in accordance with generally accepted accounting principles.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $12.5 billion at June 30, 2003, and represented the market value of the securities lent to third-parties. At June 30, 2003, the Company held assets with a market value of $12.9 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $918.1 million at June 30, 2003, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse to the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

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

     A cardholder, through its issuing bank, generally has until the later of up to four months after the date the transaction is processed or the receipt of the product or service to present a chargeback to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid chargeback transactions at any given time. Management estimates that the maximum potential exposure for chargebacks would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the four months preceding June 30, 2003, this amount totaled approximately $34.7 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At June 30, 2003, the Company held as collateral $37.4 million of merchant escrow deposits.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the chargeback provisions. Chargeback risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At June 30, 2003, the value of future delivery airline tickets purchased was approximately $1.4 billion and the Company held collateral of $231.9 million in escrow deposits and lines of credit related to airline customer transactions.

46	U.S. Bancorp

     In the normal course of business, the Company has unresolved chargebacks that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved chargebacks and its historical loss experience. At June 30, 2003, the Company recorded a liability for potential losses of $23.5 million.

Contingent Consideration Arrangements The Company has contingent payment obligations related to certain business combination transactions. Payments are guaranteed as long as certain post-acquisition performance-based criteria are met. At June 30, 2003, the maximum potential future payments guaranteed by the Company under these arrangements was approximately $76.2 million and primarily represented contingent payments related to the acquisition of State Street Corporate Trust business on December 31, 2002, and are payable within 6 to 12 months.

Other Guarantees The Company provides liquidity and credit enhancement facilities to two Company-sponsored conduits, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements was approximately $10.2 billion at June 30, 2003. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facilities was $37.4 million at June 30, 2003, and was included in other liabilities.

     The Company guarantees payments to certain certificate holders of Company-sponsored investment trusts with varying termination dates extending through September 2004. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $53.3 million at June 30, 2003. At June 30, 2003, the Company had a recorded liability of $48.3 million, held $15.0 million in cash collateral and had other contractual sources of recourse available to it including guarantees from third-parties and the underlying assets held by the investment trusts.

OTHER CONTINGENT LIABILITIES

In connection with the industry-wide investigations of research analyst independence issues, the Company’s brokerage and investment banking business line established a $50.0 million liability for probable claims that in part included a settlement with certain governmental and regulatory agencies of $25.0 million for investment banking regulatory matters and $7.5 million for funding independent analyst research for its customers.

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

Note 13	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

	Six Months Ended June 30,

(Dollars in Millions)	2003	2002

Acquisitions and divestitures
Assets acquired	$—	$534.6
Liabilities assumed	—	(446.2)

Net	$—	$88.4

Money Market Investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	June 30,	December 31,
(Dollars in Millions)	2003	2002

Interest-bearing deposits	$199	$102
Federal funds sold	2,847	61
Securities purchased under agreements to resell	167	271

Total money market investments	$3,213	$434

U.S. Bancorp	47

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related

	For the Three Months Ended June 30,

	2003			2002

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Money market investments	$599	$2.6	1.71%	$779	$2.2	1.09%	(23.1)%
Trading securities	960	8.1	3.40	1,022	10.1	3.96	(6.1)
Taxable securities	35,517	422.4	4.76	27,051	346.1	5.12	31.3
Non-taxable securities	625	10.8	6.89	965	16.5	6.87	(35.2)
Loans held for sale	3,728	51.8	5.56	2,142	36.6	6.84	74.0
Loans (b)
Commercial	41,702	584.5	5.62	44,427	670.0	6.05	(6.1)
Commercial real estate	27,089	400.5	5.93	25,229	403.4	6.41	7.4
Residential mortgages	11,012	172.3	6.27	8,194	147.1	7.18	34.4
Retail	38,000	667.2	7.04	36,167	719.9	7.98	5.1

Total loans	117,803	1,824.5	6.21	114,017	1,940.4	6.82	3.3
Other earning assets	1,627	27.0	6.67	1,665	32.7	7.88	(2.3)

Total earning assets	160,859	2,347.2	5.85	147,641	2,384.6	6.47	9.0
Allowance for credit losses	(2,472)			(2,546)			(2.9)
Unrealized gain (loss) on available-for-sale securities	694			224			*
Other assets	27,974			23,828			17.4

Total assets	$187,055			$169,147			10.6

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$32,515			$27,267			19.2
Interest-bearing deposits
Interest checking	18,090	21.6	.48	15,318	25.4	.67	18.1
Money market accounts	31,134	84.0	1.08	24,384	76.3	1.26	27.7
Savings accounts	5,614	6.0	.43	4,957	6.6	.54	13.3
Time certificates of deposit less than $100,000	15,790	115.0	2.92	19,653	192.8	3.93	(19.7)
Time deposits greater than $100,000	13,008	61.9	1.91	10,871	74.7	2.76	19.7

Total interest-bearing deposits	83,636	288.5	1.38	75,183	375.8	2.00	11.2
Short-term borrowings	9,879	42.8	1.74	11,650	68.3	2.35	(15.2)
Long-term debt	32,488	185.5	2.29	30,152	216.8	2.88	7.7
Company-obligated mandatorily redeemable preferred securities	2,661	24.5	3.69	2,866	33.9	4.75	(7.2)

Total interest-bearing liabilities	128,664	541.3	1.69	119,851	694.8	2.32	7.4
Other liabilities	6,782			5,554			22.1
Shareholders’ equity	19,094			16,475			15.9

Total liabilities and shareholders’ equity	$187,055			$169,147			10.6%

Net interest income		$1,805.9			$1,689.8

Gross interest margin			4.16%			4.15%

Gross interest margin without taxable-equivalent increments			4.14			4.13

Percent of Earning Assets
Interest income			5.85%			6.47%
Interest expense			1.35			1.88

Net interest margin			4.50			4.59

Net interest margin without taxable-equivalent increments			4.48%			4.57%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

48	U.S. Bancorp

Yields and Rates (a)

	For the Six Months Ended June 30,

	2003			2002

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Money market investments	$588	$6.6	2.25%	$746	$5.5	1.47%	(21.2)%
Trading securities	948	17.2	3.63	963	18.6	3.87	(1.6)
Taxable securities	34,518	818.5	4.74	26,304	693.9	5.28	31.2
Non-taxable securities	669	23.4	6.99	1,021	35.2	6.91	(34.5)
Loans held for sale	3,884	111.4	5.74	2,248	75.8	6.75	72.8
Loans (b)
Commercial	41,647	1,173.0	5.67	44,902	1,340.2	6.01	(7.2)
Commercial real estate	26,937	801.0	6.00	25,207	810.6	6.48	6.9
Residential mortgages	10,570	334.5	6.35	8,078	290.9	7.22	30.8
Retail	37,908	1,356.3	7.22	35,679	1,433.9	8.10	6.2

Total loans	117,062	3,664.8	6.31	113,866	3,875.6	6.86	2.8
Other earning assets	1,645	56.3	6.90	1,649	51.7	6.33	(.2)

Total earning assets	159,314	4,698.2	5.93	146,797	4,756.3	6.52	8.5
Allowance for credit losses	(2,489)			(2,540)			(2.0)
Unrealized gain (loss) on available-for-sale securities	653			195			*
Other assets	27,897			24,014			16.2

Total assets	$185,375			$168,466			10.0

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$32,669			$27,375			19.3
Interest-bearing deposits
Interest checking	17,814	44.1	.50	15,236	51.7	.68	16.9
Money market accounts	29,915	159.5	1.07	24,589	151.9	1.25	21.7
Savings accounts	5,444	11.3	.42	4,866	13.1	.54	11.9
Time certificates of deposit less than $100,000	16,500	248.2	3.03	20,056	407.2	4.09	(17.7)
Time deposits greater than $100,000	13,642	132.0	1.95	10,110	147.4	2.94	34.9

Total interest-bearing deposits	83,315	595.1	1.44	74,857	771.3	2.08	11.3
Short-term borrowings	9,975	86.2	1.74	13,099	147.2	2.27	(23.8)
Long-term debt	31,103	371.3	2.40	28,311	408.9	2.91	9.9
Company-obligated mandatorily redeemable preferred securities	2,820	55.9	4.00	2,852	68.7	4.86	(1.1)

Total interest-bearing liabilities	127,213	1,108.5	1.76	119,119	1,396.1	2.36	6.8
Other liabilities	6,709			5,654			18.7
Shareholders’ equity	18,784			16,318			15.1

Total liabilities and shareholders’ equity	$185,375			$168,466			10.0%

Net interest income		$3,589.7			$3,360.2

Gross interest margin			4.17%			4.16%

Gross interest margin without taxable-equivalent increments			4.15			4.14

Percent of Earning Assets
Interest income			5.93%			6.52%
Interest expense			1.40			1.92

Net interest margin			4.53			4.60

Net interest margin without taxable-equivalent increments			4.51%			4.58%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	49

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

(b) Reports on Form 8-K

     During the quarter ended June 30, 2003, and through the date of this report, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K dated April 15, 2003, relating to the Company’s first quarter, 2003 financial results.
•	Form 8-K dated April 28, 2003, relating to U.S. Bancorp Piper Jaffray’s final settlement with Federal and State regulators resolving the research analyst inquiry.
•	Form 8-K dated June 25, 2003, relating to the filing of a registration statement on Form 10 in connection with the planned spin-off of the Company’s capital markets business unit.
•	Form 8-K dated July 15, 2003, relating to the Company’s second quarter, 2003 financial results.

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

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

DATE: August 14, 2003

50	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

	Three Months Ended	Six Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2003

Earnings
1. Income before cumulative effect of change in accounting principles	$953.6	$1,864.8
2. Applicable income taxes	491.2	969.3

3. Income before income taxes and cumulative effect of change in accounting principles (1 + 2)	$1,444.8	$2,834.1

4. Fixed charges:
a. Interest expense excluding interest on deposits	$252.8	$513.4
b. Portion of rents representative of interest and amortization of debt expense	19.4	38.7

c. Fixed charges excluding interest on deposits (4a + 4b)	272.2	552.1
d. Interest on deposits	288.5	595.1

e. Fixed charges including interest on deposits (4c + 4d)	$560.7	$1,147.2

5. Amortization of interest capitalized	$—	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	1,717.0	3,386.2
7. Earnings including interest on deposits (3 + 4e + 5)	2,005.5	3,981.3
8. Fixed charges excluding interest on deposits (4c)	272.2	552.1
9. Fixed charges including interest on deposits (4e)	560.7	1,147.2

Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	6.31	6.13
11. Including interest on deposits (line 7/line 9)	3.58	3.47

U.S. Bancorp	51

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chief Executive Officer

Dated: August 14, 2003

52	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Moffett, Chief Financial Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ DAVID M. MOFFETT

David M. Moffett
Chief Financial Officer

Dated: August 14, 2003

U.S. Bancorp	53

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), the undersigned, Chief Executive Officer of U.S. Bancorp, a Delaware corporation (the “Company”), does hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003	/s/ JERRY A. GRUNDHOFER ------------------------------------ Jerry A. Grundhofer Chief Executive Officer

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

54	U.S. Bancorp

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), the undersigned, Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), does hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003	/s/ DAVID M. MOFFETT ------------------------------------ David M. Moffett Chief Financial Officer

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

U.S. Bancorp	55

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
Phone: 612-303-0783 or 866-775-9668

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