Form 10-Q
period 2003-09-30
US BANCORP \DE\
filed 2003-11-14
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES   X  NO

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of October 31, 2003 1,928,745,593 shares

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1) Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
a)	Overview	3
b)	Statement of Income Analysis	6
c)	Balance Sheet Analysis	10
d)	Accounting Changes	28
e)	Critical Accounting Policies	29
f)	Disclosure Controls and Procedures (Item 4)	31
2) Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
a)	Overview	11
b)	Credit Risk Management	11
c)	Residual Risk Management	16
d)	Operational Risk Management	16
e)	Interest Rate Risk Management	17
f)	Market Risk Management	20
g)	Liquidity Risk Management	20
h)	Capital Management	22
3) Line of Business Financial Review		22
4) Financial Statements (Item 1)		32
Part II — Other Information
1) Exhibits and Reports on Form 8-K (Item 6)		50
2) Signature		50
3) Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges		51
4) Exhibit 31.1 — Section 302 CEO Certification		52
5) Exhibit 31.2 — Section 302 CFO Certification		53
6) Exhibit 32 — Section 906 CEO and CFO Certifications		54

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,832.6	$1,741.1	5.3%	$5,422.3	$5,101.3	6.3%
Noninterest income	1,483.9	1,446.6	2.6	4,319.0	4,148.7	4.1
Securities gains (losses), net	(108.9)	119.0	*	244.9	193.7	26.4

Total net revenue	3,207.6	3,306.7	(3.0)	9,986.2	9,443.7	5.7
Noninterest expense	1,397.3	1,647.6	(15.2)	4,667.9	4,617.4	1.1
Provision for credit losses	310.0	330.0	(6.1)	968.0	1,000.0	(3.2)

Income before taxes and cumulative effect of change in accounting principles	1,500.3	1,329.1	12.9	4,350.3	3,826.3	13.7
Taxable-equivalent adjustment	8.0	9.3	(14.0)	23.9	27.4	(12.8)
Applicable income taxes	507.4	459.5	10.4	1,476.7	1,322.3	11.7

Income before cumulative effect of change in accounting principles	984.9	860.3	14.5	2,849.7	2,476.6	15.1
Cumulative effect of change in accounting principles (after-tax)	—	—	—	—	(37.2)	*

Net income	$984.9	$860.3	14.5	$2,849.7	$2,439.4	16.8

Per Common Share
Earnings per share before cumulative effect of change in accounting principles	$.51	$.45	13.3%	$1.48	$1.29	14.7%
Diluted earnings per share before cumulative effect of change in accounting principles	.51	.45	13.3	1.47	1.29	14.0
Earnings per share	.51	.45	13.3	1.48	1.27	16.5
Diluted earnings per share	.51	.45	13.3	1.47	1.27	15.7
Dividends declared per share	.205	.195	5.1	.615	.585	5.1
Book value per share, period end	10.08	9.15	10.2
Market value per share, period end	23.99	18.58	29.1
Average shares outstanding	1,926.0	1,915.0	.6	1,922.4	1,916.0	.3
Average diluted shares outstanding	1,940.8	1,923.3	.9	1,933.5	1,926.7	.4

Financial Ratios
Return on average assets	2.05%	1.97%		2.04%	1.92%
Return on average equity	20.5	19.8		20.2	19.6
Net interest margin (taxable-equivalent basis)	4.41	4.61		4.49	4.60
Efficiency ratio (b)	42.1	51.7		47.9	49.9

Average Balances
Loans	$119,982	$114,664	4.6%	$118,046	$114,135	3.4%
Loans held for sale	4,460	2,264	97.0	4,078	2,256	80.8
Investment securities	37,777	30,219	25.0	36,059	28,300	27.4
Earning assets	165,165	150,336	9.9	161,285	147,992	9.0
Assets	190,241	173,067	9.9	187,015	170,017	10.0
Noninterest-bearing deposits	31,907	28,838	10.6	32,412	27,872	16.3
Deposits	117,956	104,912	12.4	116,649	103,139	13.1
Short-term borrowings	12,584	9,641	30.5	10,854	11,934	(9.0)
Long-term debt	31,433	32,089	(2.0)	31,214	29,584	5.5
Total shareholders’ equity	19,017	17,275	10.1	18,862	16,640	13.4

	September 30, 2003	December 31, 2002

Period End Balances
Loans	$119,882	$116,251	3.1%
Allowance for credit losses	2,368	2,422	(2.2)
Investment securities	35,015	28,488	22.9
Assets	188,835	180,027	4.9
Deposits	115,043	115,534	(.4)
Long-term debt	31,603	28,588	10.5
Total shareholders’ equity	19,426	18,101	7.3
Regulatory capital ratios
Tangible common equity	6.4%	5.6%
Tier 1 capital	8.8	7.8
Total risk-based capital	13.3	12.2
Leverage	7.8	7.5

*	Not meaningful
(a)	Interest and rates are presented on a fully-taxable equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $984.9 million for the third quarter of 2003, or $.51 per diluted share, compared with $860.3 million, or $.45 per diluted share, for the third quarter of 2002. Return on average assets and return on average equity were 2.05 percent and 20.5 percent, respectively, for the third quarter of 2003, compared with returns of 1.97 percent and 19.8 percent, respectively, for the third quarter of 2002. The Company’s results for the third quarter of 2003 improved over the third quarter of 2002, primarily due to growth in net interest income and fee-based products and services, as well as controlled operating expense and lower credit costs. Included in the third quarter of 2003 were losses on the sale of securities of $108.9 million, a net reduction of $227.9 million from securities gains (losses) realized in the third quarter of 2002. The third quarter of 2003 also included a $108.5 million reparation of mortgage servicing rights (“MSR”), a $226.2 million favorable variance over the third quarter of 2002. Higher interest rates in the third quarter of 2003 drove the realization of the MSR reparation and the Company’s decision to sell lower yielding securities. Net income for the third quarter of 2003 also included after-tax merger and restructuring-related items of $6.7 million ($10.2 million on a pre-tax basis), compared with after-tax merger and restructuring-related items of $45.9 million ($70.4 million on a pre-tax basis) for the third quarter of 2002. The $60.2 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion of integration activities associated with the merger of Firstar Corporation (“Firstar”) and the former U.S. Bancorp (“USBM”) at the end of 2002. Refer to the “Merger and Restructuring-Related Items” section for further discussion on merger and restructuring-related items.

     Total net revenue, on a taxable-equivalent basis, was $3,207.6 million for the third quarter of 2003, compared with $3,306.7 million for the third quarter of 2002, a decrease of $99.1 million (3.0 percent) from a year ago. This decline primarily reflected the net reduction in securities gains (losses) of $227.9 million. Otherwise, favorable growth occurred in net interest income, capital markets-related revenue, cash management fees and payment systems revenue. Acquisitions, including the 57 branches of Bay View Bank in northern California and the corporate trust business of State Street Bank and Trust Company, contributed approximately $46.7 million of the increase in net revenue year-over-year. The Company experienced lower revenue levels in commercial loan products and the mortgage banking business during the period. With the rise in interest rates from the end of the second quarter of 2003, mortgage originations slowed resulting from lower refinancing activities. The 3.0 percent decline in net revenue was comprised of a 12.2 percent decline in noninterest income, partially offset by a 5.3 percent increase in net interest income. The 12.2 percent decline in noninterest income was driven by a net reduction in gains (losses) on the sale of securities, commercial loan products revenue and mortgage banking revenue, partially offset by increases in investment banking revenue, cash management fees, payment services revenue and acquisitions. The sale of securities was due to the Company’s practice of utilizing its securities portfolio as an interest rate risk management tool to offset the economic impact of changes in MSR valuation. Refer to the “Noninterest Income” section for further discussion on the impact of changes in MSR valuations. The 5.3 percent increase in net interest income was driven by an increase of $14.8 billion (9.9 percent) in average earning assets, primarily due to increases in investment securities, residential mortgages, loans held for sale and retail loans, partially offset by a decline in commercial loans. The net interest margin for the third quarter of 2003 was 4.41 percent, compared with 4.61 percent in the third quarter of 2002. The decline in net interest margin primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, a change in loan mix and a decline in the margin benefit from net free funds due to lower average interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar Funding Group, Inc., a commercial loan conduit, onto the Company’s balance sheet during the third quarter of 2003. In anticipation of accounting changes required under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar, causing Stellar to lose its status as a qualified special purpose entity and triggering the consolidation.

U.S. Bancorp	3

The net impact from consolidating the commercial loan conduit in the third quarter of 2003 was not significant.
     Total noninterest expense was $1,397.3 million in the third quarter of 2003, compared with $1,647.6 million in the third quarter of 2002. The decrease in noninterest expense of $250.3 million (15.2 percent) primarily reflected the $226.2 million favorable change in the valuation of mortgage servicing rights caused by rising interest rates from late second quarter 2003. Also contributing to the positive variance in expense year-over-year was a $60.2 million reduction in merger and restructuring-related charges. These positive variances were partially offset by expense increases due to recent acquisitions, which accounted for approximately $28.1 million of expense growth year-over-year, and higher incentive-based compensation related to capital markets-related activities. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of noninterest expense items. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 42.1 percent for the third quarter of 2003, compared with 51.7 percent for the third quarter of 2002.
     The provision for credit losses was $310.0 million for the third quarter of 2003 and $330.0 million for the third quarter of 2002, a decrease of $20.0 million (6.1 percent). Net charge-offs in the third quarter of 2003 were $309.9 million, compared with net charge-offs of $329.0 million during the third quarter of 2002. The decline from a year ago primarily reflected lower retail losses, the result of collection efforts and an improving credit risk profile. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Net income for the first nine months of 2003 was $2,849.7 million, or $1.47 per diluted share, compared with $2,439.4 million, or $1.27 per diluted share, for the first nine months of 2002. Return on average assets and return on average equity were 2.04 percent and 20.2 percent, respectively, for the first nine months of 2003, compared with returns of 1.92 percent and 19.6 percent, respectively, for the first nine months of 2002. The Company’s results for the first nine months of 2003 improved over the first nine months of 2002, primarily due to growth in net revenue and a slight decline in credit costs, offset somewhat by a modest increase in expense. A notable favorable item in the first nine months of 2003 was gains on the sale of securities of $244.9 million, an increase of $51.2 million over the first nine months of 2002. Offsetting this favorable item during the first nine months of 2003 was a year-over-year increase of $76.7 million of MSR impairment, driven by changes in interest rates and related prepayments. Net income for the first nine months of 2003 also included after-tax merger and restructuring-related items of $25.4 million ($38.6 million on a pre-tax basis), compared with $141.0 million ($216.2 million on a pre-tax basis) for the first nine months of 2002. The $177.6 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion at the end of 2002 of integration activities associated with the Firstar/ USBM merger. During the first quarter of 2002, the Company recognized an after-tax goodwill impairment charge of $37.2 million, or $.02 per diluted share, primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. This charge was taken at the time of adopting new accounting standards related to goodwill and other intangible assets and was recognized as a “cumulative effect of change in accounting principles” in the income statement. Refer to the “Merger and Restructuring-Related Items” and “Accounting Changes” sections for further discussion on merger and restructuring-related items and the earnings impact of changes in accounting principles.
     Total net revenue, on a taxable-equivalent basis, was $9,986.2 million for the first nine months of 2003, compared with $9,443.7 million for the first nine months of 2002, a 5.7 percent increase from a year ago. This growth was primarily due to an increase in gains on the sale of securities, net interest income, payment services revenue, mortgage banking activities, growth in cash management fees and deposit service charges and acquisitions. This growth was comprised of a 6.3 percent increase in net interest income and a 5.1 percent increase in noninterest income. The 6.3 percent increase in net interest income was driven by an increase of $13.3 billion (9.0 percent) in average earning assets, primarily driven by increases in investment securities, residential mortgages, retail loans and loans held for sale, partially offset by an overall decline in commercial and commercial real estate loans. The impact of the increase in average earning assets was offset in part by a lower net interest margin given the current interest rate environment. The net interest margin for the first nine months of 2003 was 4.49 percent, compared with 4.60 percent in the first nine months of 2002. The decline reflected the change in asset mix towards lower-rate investment securities.

4	U.S. Bancorp

The 5.1 percent increase in noninterest income growth was driven by net securities gains, payment services, deposit service charges, mortgage banking activity and acquisitions. Included in total net revenue were net securities gains of $244.9 million and $193.7 million for the first nine months of 2003 and 2002, respectively, an increase of $51.2 million. Approximately $161.6 million of the year-over-year increase in net revenue for the first nine months of 2003 was due to acquisitions, including The Leader Mortgage Company, LLC, the 57 branches of Bay View Bank in northern California and the corporate trust business of State Street Bank and Trust Company.
     Total noninterest expense was $4,667.9 million in the first nine months of 2003, compared with $4,617.4 million in the first nine months of 2002. The increase in total noninterest expense of $50.5 million (1.1 percent) primarily reflected a year-over-year increase of $76.7 million in MSR impairment coupled with acquisitions, which accounted for approximately $108.9 million of the expense growth in the first nine months of 2003. Partially offsetting these increases in expense over the first nine months of 2002 were a year-over-year reduction in merger and restructuring-related charges of $177.6 million and cost savings related to integration efforts. Refer to the “Acquisition and Divestiture Activity” section for further information on the timing of acquisitions and the “Noninterest Expense” section for further discussion of merger and restructuring-related items. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 47.9 percent for the first nine months of 2003, compared with 49.9 percent for the first nine months of 2002.
     The provision for credit losses was $968.0 million for the first nine months of 2003 and $1,000.0 million for the first nine months of 2002, a decrease of $32.0 million (3.2 percent). Net charge-offs in the first nine months of 2003 were $966.6 million, compared with net charge-offs of $994.5 million during the first nine months of 2002. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Acquisition and Divestiture Activity The following transactions were accounted for as purchases from the date of completion. On December 31, 2002, the Company acquired the corporate trust business of State Street Bank and Trust Company in a cash transaction. The transaction represented total assets acquired of $682 million and total liabilities assumed of $39 million at the closing date.

     On November 1, 2002, the Company acquired 57 branches and a related operations facility in northern California from Bay View Bank, a wholly-owned subsidiary of Bay View Capital Corporation, in a cash transaction. The transaction represented total assets acquired of $853 million and total liabilities assumed of $3.3 billion (primarily retail and small business deposits).
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

Planned Spin-Off of Piper Jaffray Companies On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including the investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Companies Inc. (“Piper Jaffray Companies”). As of September 30, 2003, Piper Jaffray Companies had assets of $2.6 billion. During the first nine months of 2003, Piper Jaffray Companies generated revenue of $584.9 million (5.9 percent of total consolidated revenue) and contributed $29.3 million of net income, representing 1.0 percent of the Company’s consolidated net income.

     The Company intends to execute this plan as a tax-free distribution of 100 percent of its ownership interests in the capital markets business and plans to retain approximately $180 million of subordinated debt of the broker-dealer subsidiary, subject to regulatory approval. The distribution is subject to certain conditions, including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. While the spin-off is expected to be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied.
     This distribution does not include brokerage, financial advisory or asset management services offered to customers through the Company’s other business units. The Company will continue to provide asset

U.S. Bancorp	5

management services to its customers through the Private Client, Trust and Asset Management business units and access to investment products and services through its extensive network of licensed financial advisors within the retail brokerage platform of the Consumer Banking business unit.

STATEMENT OF INCOME ANALYSIS

Net Interest Income The third quarter of 2003 net interest income, on a taxable-equivalent basis, was $1,832.6 million, compared with $1,741.1 million for the third quarter of 2002, which represented a $91.5 million (5.3 percent) increase over 2002. Net interest income for the first nine months of 2003, on a taxable-equivalent basis, was $5,422.3 million, compared with $5,101.3 million for the first nine months of 2002, which represented a $321.0 million (6.3 percent) increase from a year ago. Average earning assets in the third quarter and first nine months of 2003 increased $14.8 billion (9.9 percent) and $13.3 billion (9.0 percent), respectively, over the comparable periods of 2002. The increase in net interest income for the third quarter and first nine months of 2003 was driven by an increase in average earning assets, growth in average net free funds and favorable changes in the Company’s average funding mix. The increase in average earning assets in the third quarter and first nine months of 2003, compared with the same periods of 2002, was primarily driven by increases in investment securities, residential mortgages, loans held for sale and retail loans, partially offset by a decline in commercial loans. Also contributing to the year-over-year increase in net interest income were recent acquisitions, including The Leader Mortgage Company, LLC, State Street Corporate Trust and Bay View, which accounted for approximately $19.6 million and $63.2 million of the increase in net interest income during the third quarter and first nine months of 2003, respectively. The net interest margin for the third quarter of 2003 was 4.41 percent, compared with 4.61 percent for the third quarter of 2002, while the year-to-date net interest margin decreased from 4.60 percent for the first nine months of 2002 to 4.49 percent for the first nine months of 2003. The year-over-year decline in the net interest margin for the third quarter and the first nine months of 2003 primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, a change in loan mix and a decline in the margin benefit from net free funds due to lower average interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from a commercial loan conduit onto the Company’s balance sheet during the third quarter of 2003. The Company expects the net interest margin to remain relatively unchanged in the fourth quarter of 2003.

     Total average loans for the third quarter of 2003 were $5.3 billion (4.6 percent) higher than the third

Table 2	Analysis of Net Interest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(Dollars in Millions)	2003	2002	Change	2003	2002	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$2,329.7	$2,429.3	$(99.6)	$7,027.9	$7,185.6	$(157.7)
Expense on interest-bearing liabilities	497.1	688.2	(191.1)	1,605.6	2,084.3	(478.7)

Net interest income (taxable-equivalent basis)	$1,832.6	$1,741.1	$91.5	$5,422.3	$5,101.3	$321.0

Net interest income, as reported	$1,824.6	$1,731.8	$92.8	$5,398.4	$5,073.9	$324.5

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.61%	6.43%	(.82)%	5.82%	6.49%	(.67)%
Rate paid on interest-bearing liabilities	1.49	2.26	(.77)	1.66	2.33	(.67)

Gross interest margin (taxable-equivalent basis)	4.12%	4.17%	(.05)%	4.16%	4.16%	—%

Net interest margin (taxable-equivalent basis)	4.41%	4.61%	(.20)%	4.49%	4.60%	(.11)%

Average balances
Investment securities	$37,777	$30,219	$7,558	$36,059	$28,300	$7,759
Loans	119,982	114,664	5,318	118,046	114,135	3,911
Earning assets	165,165	150,336	14,829	161,285	147,992	13,293
Interest-bearing liabilities	132,642	120,758	11,884	129,043	119,671	9,372
Net free funds (b)	32,523	29,578	2,945	32,242	28,321	3,921

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for credit losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

6	U.S. Bancorp

quarter of 2002 and year-to-date average loans were $3.9 billion (3.4 percent) higher than the first nine months of 2002. During the third quarter and first nine months of 2003, total average loan growth was driven by growth in average residential mortgages of $3.7 billion (43.7 percent) and $2.9 billion (35.3 percent), respectively, and retail loan growth of $1.3 billion (3.4 percent) and $1.9 billion (5.3 percent), respectively. Year-over-year average commercial and commercial real estate loans grew by $343 million (.5 percent) for the third quarter of 2003 and declined by $896 million (1.3 percent) for the first nine months of 2003. The modest increase for the third quarter of 2003 was primarily due to the consolidation of loans from Stellar offset somewhat by lower loan demand due to soft economic conditions. Lower commercial loan demand was also the primary reason for the decline in total commercial and commercial real estate loans in the first nine months of 2003, compared with a year ago.
     Average investment securities for the third quarter and the first nine months of 2003 were higher by $7.6 billion (25.0 percent) and $7.8 billion (27.4 percent), respectively, compared with the same periods of 2002, reflecting the reinvestment of proceeds from loan sales, declining commercial loan balances and deposits assumed in connection with the Bay View Bank branch acquisition. During the third quarter and first nine months of 2003, the Company sold $3.2 billion and $15.1 billion, respectively, of fixed-rate securities, classified as available-for-sale, as part of the Company’s interest rate risk management practices of utilizing its securities portfolio to reduce the economic impact of changes in MSR valuations. During the third quarter of 2003, proceeds from sales of securities were reinvested into higher yielding securities.
     Average noninterest-bearing deposits for the third quarter and first nine months of 2003 were higher by $3.1 billion (10.6 percent) and $4.5 billion (16.3 percent), respectively, compared with the same periods of 2002, primarily due to higher business and government banking demand deposit balances year-over-year. Average interest-bearing deposits were higher by $10.0 billion for the third quarter of 2003 and $9.0 billion for the first nine months of 2003, increases of 13.1 percent and 11.9 percent, respectively, compared with the same periods of 2002. Approximately $3.7 billion of the increase in average interest-bearing deposits during the third quarter of 2003 and $3.5 billion for the first nine months of 2003 was due to acquisitions, while the remaining growth was driven by increases in savings product balances.
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 48 and 49 for further information on net interest margin.

Provision for Credit Losses The provision for credit losses was $310.0 million and $330.0 million for the third quarter of 2003 and 2002, respectively, a decrease of $20.0 million (6.1 percent). For the first nine months of 2003 and 2002, the provision for credit losses was $968.0 million and $1,000.0 million, respectively, a decrease of $32.0 million (3.2 percent). The decline from a year ago primarily reflected lower retail losses, the result of collection efforts and an improving credit risk profile. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income during the third quarter of 2003 was $1,375.0 million, a decrease of $190.6 million (12.2 percent) from the third quarter of 2002. The reduction in noninterest income from the third quarter of 2002 was driven by a decrease in net gains (losses) on the sale of securities, commercial products revenue and mortgage banking revenue, partially offset by increases in investment banking revenue, cash management fees, payment services revenue and increases in revenue attributable to acquisitions. Noninterest income for the first nine months of 2003 was $4,563.9 million, compared with $4,342.4 million for the first nine months of 2002, which represented an increase of $221.5 million (5.1 percent). The growth in noninterest income in the first nine months of 2003, compared with the same period of 2002, was driven by payment services revenue, cash management fees, mortgage banking revenue, deposit service charges and increases in revenue attributable to acquisitions. Also, contributing to the increase in noninterest income was a net increase in net securities gains (losses) of $51.2 million during 2003 relative to the first nine months of 2002. The favorable impact on noninterest income from acquisitions, which included The Leader Mortgage Company, LLC, Bay View and State Street Corporate Trust, was approximately $27.1 million and $98.4 million for the third quarter and first nine months of 2003, respectively.

     Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in the third quarter and first nine months of 2003 by $11.3 million (4.3 percent) and $68.0 million (9.2 percent), respectively, compared with the same

U.S. Bancorp	7

periods of 2002. Although credit and debit card revenue grew year-over-year, the growth was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and Mastercard by Wal-Mart, Sears and other retailers, which lowered interchange rates on signature debit transactions as of August 1, 2003. The year-over-year impact of VISA’s settlement on debit card revenue for the third quarter of 2003 was approximately $6.8 million. Management currently estimates that the 2004 impact of the VISA settlement will be approximately $.03 per diluted share. This change in the interchange rate in the third quarter of 2003, in addition to higher customer loyalty rewards expenses, however, were more than offset by increases in transaction volumes and other rate adjustments. The corporate payment products revenue growth reflected growth in sales and card usage. The unfavorable variance in ATM processing services revenue during the third quarter of 2003 was primarily due to lower transaction volumes. Merchant processing services revenue was lower in the third quarter and first nine months of 2003 by $1.0 million (.7 percent) and $9.9 million (2.3 percent), respectively, compared with the same periods of 2002, primarily due to lower processing spreads resulting from changes in the mix of merchants. The favorable variance in trust and investment management fees in the third quarter and first nine months of 2003 of $16.7 million (7.4 percent) and $29.7 million (4.3 percent), respectively, compared with the same periods of 2002, was driven by the acquisition of State Street Corporate Trust, which contributed $21.9 million and $62.6 million in fees in the third quarter and first nine months of 2003, respectively. Cash management fees grew by $20.4 million (19.3 percent) and $35.7 million (11.4 percent) in the third quarter and first nine months of 2003, respectively, compared with the same periods of 2002, with the majority of the variance within the Wholesale Banking line of business. The increase in cash management fees in the third quarter and first nine months of 2003 was driven by growth in product sales, pricing enhancements and lower earning credit rates to customers. The growth was also driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003. During the third quarter and first nine months of 2003, commercial products revenue declined $27.2 million (21.8 percent) and $68.9 million (18.6 percent), respectively, principally reflecting lower commercial loan conduit servicing fees, resulting, in part, from consolidating the Stellar commercial loan conduit. Mortgage banking revenue decreased by $22.3 million (19.9 percent) in the third quarter of 2003, compared to the third quarter of 2002, due to lower gains on sale of mortgage loans, offset somewhat by higher servicing revenue. Mortgage banking revenue had a year-over-year increase of $33.4 million (13.8 percent) during the first nine months of 2003, principally due to higher mortgage originations, servicing and secondary market sales and the acquisition of The Leader Mortgage Company, LLC, which contributed $17.0 million of the favorable variance in the first nine months of 2003. Capital markets-related revenue increased during the third quarter and first nine months of 2003 by $42.4 million (21.9 percent) and

Table 3	Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2003	2002	Change	2003	2002	Change

Credit and debit card revenue	$137.6	$132.8	3.6%	$407.3	$373.3	9.1%
Corporate payment products revenue	95.7	87.6	9.2	272.6	245.3	11.1
ATM processing services	41.3	42.9	(3.7)	125.6	118.9	5.6
Merchant processing services	146.3	147.3	(.7)	415.4	425.3	(2.3)
Trust and investment management fees	241.9	225.2	7.4	714.1	684.4	4.3
Deposit service charges	187.0	186.5	.3	529.2	503.9	5.0
Cash management fees	126.2	105.8	19.3	350.0	314.3	11.4
Commercial products revenue	97.8	125.0	(21.8)	302.0	370.9	(18.6)
Mortgage banking revenue	89.5	111.8	(19.9)	275.2	241.8	13.8
Trading account profits and commissions	56.2	52.6	6.8	184.7	152.0	21.5
Investment products fees and commissions	104.5	105.0	(.5)	314.0	323.5	(2.9)
Investment banking revenue	75.0	35.7	*	169.4	159.4	6.3
Securities gains (losses), net	(108.9)	119.0	*	244.9	193.7	26.4
Other	84.9	88.4	(4.0)	259.5	235.7	10.1

Total noninterest income	$1,375.0	$1,565.6	(12.2)%	$4,563.9	$4,342.4	5.1%

*	Not meaningful

8	U.S. Bancorp

$33.2 million (5.2 percent), compared with the same periods of 2002, primarily due to increased equity market activity. Deposit service charges increased in the third quarter and first nine months of 2003 by $.5 million (.3 percent) and $25.3 million (5.0 percent), respectively, compared with the same periods of 2002, primarily due to volume and fee enhancements principally within the Consumer Banking line of business. Other fee income was relatively flat, year-over-year, for the third quarter of 2003, and increased by $23.8 million (10.1 percent) during the first nine months of 2003, compared with the first nine months of 2002, due in part to earnings from equity investments.

Noninterest Expense Third quarter of 2003 noninterest expense was $1,397.3 million, a decrease of $250.3 million (15.2 percent) from the third quarter of 2002. For the first nine months of 2003, noninterest expense was $4,667.9 million, an increase of $50.5 million (1.1 percent) from the first nine months of 2002. The year-over-year decline in noninterest expense during the third quarter of 2003 was primarily due to the favorable change in MSR impairment of $226.2 million and a $60.2 million reduction in merger and restructuring-related charges. These positive variances were partially offset by the impact of recent acquisitions, including the Bay View Bank branches and State Street Corporate Trust, and compensation expense, which primarily reflected higher incentive-based compensation related to improving capital markets activity. The year-over-year increase in noninterest expense during the first nine months of 2003 was primarily due to an increase in MSR impairment, incremental pension and retirement expense and recent acquisitions partially offset by lower merger and restructuring-related charges.

     During the third quarter of 2003, noninterest expense included a MSR reparation of $108.5 million, compared with a MSR impairment of $117.7 million for the third quarter of 2002. On a year-to-date basis, noninterest expense included an MSR impairment of $208.7 million, a net increase of $76.7 million, compared with the first nine months of 2002. The year-over-year changes in the valuation of MSR’s were caused by fluctuations in mortgage interest rates and related prepayment speeds due to refinancing activities. Refer to Note 6 of the Notes to Consolidated Financial Statements for a sensitivity analysis on fair value to future changes in interest rates. The Company’s third quarter and first nine months of 2003 compensation and related benefits costs increased 2.1 percent and 3.0 percent, respectively. The unfavorable year-over-year variance for the third quarter and first nine months of 2003 included approximately $6.0 million and $33.5 million, respectively, of incremental pension and retirement expense, primarily the result of changes in pension assumptions, including a lower long-term rate of return on pension plan assets. Recent acquisitions, including The Leader Mortgage Company, LLC, Bay View and State Street Corporate Trust, accounted for approximately $28.1 million and $108.9 million of the year-over-year increase in noninterest expense for the third quarter and first nine months of 2003, respectively. Partially offsetting these year-over-year increases in noninterest expense during the third quarter and first nine months of 2003, was a decline in merger and restructuring-related charges of $60.2 million and $177.6 million, respectively, compared with the same periods of 2002. The decline in merger and restructuring-related charges was primarily due to the completion of integration activities associated with the merger of Firstar and USBM.

Table 4	Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
(Dollars in Millions)	2003	2002	Change	2003	2002	Change

Compensation and related benefits	$714.2	$699.8	2.1%	$2,145.5	$2,083.2	3.0%
Net occupancy and equipment	174.0	178.9	(2.7)	522.7	534.7	(2.2)
Professional services	45.9	39.8	15.3	112.8	103.5	9.0
Marketing and business development	55.0	53.4	3.0	149.4	145.8	2.5
Technology and communications	118.8	113.1	5.0	355.1	330.7	7.4
Postage, printing and supplies	64.2	64.6	(.6)	193.1	194.5	(.7)
Intangibles	10.8	211.4	(94.9)	558.2	396.3	40.9
Merger and restructuring-related charges	10.2	70.4	(85.5)	38.6	216.2	(82.1)
Other	204.2	216.2	(5.6)	592.5	612.5	(3.3)

Total noninterest expense	$1,397.3	$1,647.6	(15.2)%	$4,667.9	$4,617.4	1.1%

Efficiency ratio (a)	42.1%	51.7%		47.9%	49.9%

(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp	9

Merger and Restructuring-Related Items Noninterest expense in the third quarter and first nine months of 2003 included merger and restructuring-related items of $10.2 million and $38.6 million, respectively, compared with $70.4 million and $216.2 million, respectively, for the same periods of 2002. For the third quarter and first nine months of 2003, total merger and restructuring-related items primarily represented system conversions associated with the acquisitions of NOVA, Bay View Bank branches and State Street Corporate Trust. For the third quarter of 2002, merger and restructuring-related items included $58.2 million of charges associated with the Firstar/USBM merger and $12.2 million associated with the integration of NOVA and other smaller acquisitions. For the first nine months of 2002, merger and restructuring-related items included $183.1 million of charges associated with the Firstar/USBM merger and $33.1 million associated with NOVA and other smaller acquisitions.

     Refer to Notes 3 and 4 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $507.4 million (an effective rate of 34.0 percent) for the third quarter of 2003 and $1,476.7 million (an effective rate of 34.1 percent) for the first nine months of 2003, compared with $459.5 million (an effective rate of 34.8 percent) and $1,322.3 million (an effective rate of 34.8 percent) for the same periods of 2002, respectively. The improvement in the effective tax rate primarily reflected a change in unitary state tax apportionment factors driven by a shift in business mix as a result of the impact of acquisitions, market demographics and the mix of product revenue.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $119.9 billion at September 30, 2003, compared with $116.3 billion at December 31, 2002, an increase of $3.6 billion (3.1 percent). The increase in total loans was driven by growth in residential mortgages and other retail loans. Commercial loans, including lease financing, totaled $41.2 billion at September 30, 2003, compared with $41.9 billion at December 31, 2002, a decrease of $774 million (1.8 percent). Although the consolidation of loans from the Stellar commercial loan conduit during the third quarter of 2003 had a positive impact on loan balances year-over-year, current credit markets and soft economic conditions through early 2003 led to the decline in total commercial loans. The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.2 billion at September 30, 2003, compared with $26.9 billion at December 31, 2002, an increase of $375 million (1.4 percent).

     Residential mortgages held in the loan portfolio were $13.0 billion at September 30, 2003, compared with $9.7 billion at December 31, 2002, an increase of $3.2 billion (33.1 percent). The increase in residential mortgages was primarily the result of an increase in consumer finance originations and branch originated home equity loans with first liens driven by refinancing activities, partially offset by residential loan sales of approximately $832 million during the first nine months of 2003.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $38.5 billion at September 30, 2003, compared with $37.7 billion at December 31, 2002. The $.8 billion (2.1 percent) increase was driven by an increase in automobile, retail leasing and student loans. This growth was partially offset by declines in second lien home equity loans as consumers refinance with first lien home equity products classified as residential mortgages and reduced credit card activity due to seasonality.

Loans Held for Sale At September 30, 2003, loans held for sale, consisting of residential mortgages to be sold in the secondary markets, were $3.6 billion, compared with $4.2 billion at December 31, 2002. The $519 million (12.5 percent) decrease, despite strong mortgage banking activities, was the result of the timing of loan originations and sales in the first nine months of 2003.

Investment Securities At September 30, 2003, investment securities, both available-for-sale and held-to-maturity, totaled $35.0 billion, compared with $28.5 billion at December 31, 2002. The $6.5 billion (22.9 percent) increase reflected the reinvestment of average deposit growth, partially offset by the sale of $15.1 billion of fixed-rate securities during the first nine months of 2003. At September 30, 2003, approximately 14.5 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 18.6 percent as of December 31, 2002.

Deposits Total deposits were $115.0 billion at September 30, 2003, compared with $115.5 billion at December 31, 2002, a decrease of $.5 billion (.4 percent). The decrease in total deposits was primarily the result of declines in noninterest-bearing deposits, time deposits greater than $100,000 and time certificates of deposit less than $100,000, partially offset

10	U.S. Bancorp

by an increase in savings products. Noninterest-bearing deposits were $32.4 billion at September 30, 2003, compared with $35.1 billion at December 31, 2002, a decrease of $2.7 billion (7.6 percent), primarily due to a decline in government deposits.
     Interest-bearing deposits totaled $82.6 billion at September 30, 2003, compared with $80.4 billion at December 31, 2002, an increase of $2.2 billion (2.7 percent). The increase in interest-bearing deposits was primarily driven by increases in money market accounts of $6.1 billion (21.8 percent), along with increases in interest checking $3.1 billion (17.7 percent) and savings accounts of $.8 billion (15.5 percent). These increases were partially offset by a decline in time deposits greater than $100,000 (33.0 percent) and a decline in higher cost time certificates of deposits less than $100,000 (20.7 percent). The increase in money market accounts was the result of slightly higher interest rates on high-impact money market products, the continued desire by customers to maintain liquidity, specific deposit gathering initiatives and the State Street Corporate Trust acquisition, which contributed approximately $.6 billion of the increase during the first nine months of 2003. The decline in time certificates of deposits less than $100,000 reflected a shift in product mix toward savings products and funding decisions toward more favorably priced wholesale funding sources given the current interest rate environment.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $12.9 billion at September 30, 2003, compared with $7.8 billion at December 31, 2002. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $5.1 billion (64.8 percent) in short-term borrowings reflected the impact of funding earning assets and the decline in government deposits. Long-term debt was $31.6 billion at September 30, 2003, compared with $28.6 billion at December 31, 2002. The $3.0 billion (10.5 percent) increase in long-term debt was driven by the issuance of $8.4 billion of medium- and long-term notes and bank notes during the first nine months of 2003. The issuance of long-term debt was partially offset by maturities of $5.4 billion during the first nine months of 2003. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual, operational, interest rate, market and liquidity. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Residual risk is the potential reduction in the end-of-term value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base or revenue.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial mortgage and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions and regularly forecasts potential changes in risk ratings and nonperforming status. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products

U.S. Bancorp	11

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
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Economic conditions during the third quarter of 2003 had stabilized somewhat from the third quarter of 2002, although the banking sector continued to experience elevated levels of nonperforming assets and net charge-offs, especially with respect to certain industry segments.

Analysis of Net Loan Charge-offs Total loan net charge-offs were $309.9 million and $966.6 million during the third quarter and first nine months of 2003, respectively, compared with net charge-offs of $329.0 million and $994.5 million, respectively, for the same periods of 2002. The ratio of total loan net charge-offs to average loans in the third quarter and first nine months of 2003 was 1.02 percent and 1.09 percent, respectively, compared with 1.14 percent and 1.16 percent, respectively, for the same periods of 2002. The overall level of net charge-offs in the third quarter of 2003 continued to reflect current economic conditions. Due to the Company’s ongoing efforts to reduce the overall risk profile of the organization, net charge-offs are expected to continue to trend lower.

     Commercial and commercial real estate loan net charge-offs for the third quarter of 2003 were $153.6 million (.88 percent of average loans outstanding), compared with $156.9 million (.90 percent of average loans outstanding) for the third quarter of 2002. Commercial and commercial real estate loan net charge-offs for the first nine months of 2003 were $480.0 million (.93 percent of average loans outstanding), compared with $472.4 million (.91 percent of average loans outstanding) for the first nine months of 2002.
     Retail loan net charge-offs for the third quarter of 2003 were $149.0 million (1.54 percent of average loans outstanding), compared with $166.2 million (1.78 percent of average loans outstanding) for the third quarter of 2002. Retail loan net charge-offs for the first nine months of 2003 were $466.9 million (1.64 percent of average loans outstanding), compared with $509.6 million (1.88 percent of average loans outstanding) for the same period of 2002. Lower levels of retail loan net charge-offs principally reflected the Company’s improvement in ongoing collection efforts and risk management.

Table 5	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Commercial
Commercial	1.33%	1.31%	1.40%	1.23%
Lease financing	1.52	1.67	1.80	2.16

Total commercial	1.35	1.35	1.45	1.34
Commercial real estate
Commercial mortgages	.12	.07	.12	.13
Construction and development	.25	.37	.16	.17

Total commercial real estate	.15	.15	.13	.14

Residential mortgages	.24	.27	.24	.20
Retail
Credit card	4.20	5.01	4.71	5.02
Retail leasing	.83	.67	.90	.71
Home equity and second mortgages	.70	.63	.73	.74
Other retail	1.55	2.07	1.61	2.17

Total retail	1.54	1.78	1.64	1.88

Total loans	1.02%	1.14%	1.09%	1.16%

12	U.S. Bancorp

Analysis of Nonperforming Assets Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments on nonperforming assets are typically applied against the principal balance and not recorded as income. At September 30, 2003, total nonperforming assets were $1,318.3 million, compared with $1,373.5 million at December 31, 2002. The ratio of total nonperforming assets to total loans and other real estate decreased to 1.10 percent at September 30, 2003, compared with 1.18 percent at December 31, 2002. While nonperforming assets levels have declined, the relative level of nonperforming assets reflects the general impact of soft economic conditions during the past two years, specific weakness in the communications, transportation and manufacturing sectors, and the more pronounced affect of the economy on highly leveraged enterprise value refinancings. Given the Company’s ongoing efforts to reduce the overall risk profile of the organization, nonperforming assets are expected to continue to trend lower.

     The Company had restructured loans of $35.7 million as of September 30, 2003, compared with $50.0 million as of December 31, 2002. Commitments to lend additional funds under restructured loans were $4.6 million as of September 30, 2003, compared with $1.7 million as of December 31, 2002. Restructured loans performing under the restructured terms beyond a specific timeframe may be reported as accruing. Of the Company’s total restructured loans at September 30, 2003, $5.6 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $352.4 million at September 30, 2003, compared with $426.4 million at December 31, 2002. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined to ..29 percent at September 30, 2003, compared with ..37 percent at December 31, 2002. Residential mortgages 30 days or more past due and still accruing were 1.48 percent of the total residential mortgage portfolio at September 30, 2003, compared with 2.31 percent at December 31, 2002. Residential mortgages 90 days or more past due and still accruing totaled .63 percent at September 30, 2003, compared with .90 percent at December 31, 2002. The improvement in the first nine months of 2003 reflected improved collection efforts. Retail loans 30 days or more past due and still accruing were 1.93 percent of the total retail portfolio at September 30, 2003, compared with 2.39 percent at December 31, 2002. The percentage of retail loans 90 days or more past due and still accruing was ..57 percent of total retail loans at September 30, 2003, compared with .72 percent at December 31, 2002. The improvement in retail loan delinquencies from December 31, 2002, to September 30, 2003, primarily reflected risk management actions and collection efforts.

U.S. Bancorp	13

Table 6	Nonperforming Assets (a)

	September 30,	December 31,
(Dollars in Millions)	2003	2002

Commercial
Commercial	$793.9	$760.4
Lease financing	111.6	166.7

Total commercial	905.5	927.1
Commercial real estate
Commercial mortgages	161.5	174.6
Construction and development	40.2	57.5

Total commercial real estate	201.7	232.1
Residential mortgages	46.1	52.0
Retail
Retail leasing	.7	1.0
Other retail	20.9	25.1

Total retail	21.6	26.1

Total nonperforming loans	1,174.9	1,237.3

Other real estate	70.4	59.5
Other assets	73.0	76.7

Total nonperforming assets	$1,318.3	$1,373.5

Restructured loans accruing interest (b)	$5.6	$1.4
Accruing loans 90 days or more past due (c)	$352.4	$426.4
Nonperforming loans to total loans	.98%	1.06%
Nonperforming assets to total loans plus other real estate	1.10%	1.18%

Delinquent Loan Ratios

(as a percent of ending loan balances)	September 30,	December 31,
90 days or more past due excluding nonperforming loans	2003	2002

Commercial
Commercial	.10%	.14%
Lease financing	.16	.10

Total commercial	.11	.14
Commercial real estate
Commercial mortgages	—	.03
Construction and development	.04	.07

Total commercial real estate	.01	.04
Residential mortgages	.63	.90
Retail
Credit card	1.71	2.09
Retail leasing	.18	.19
Other retail	.43	.54

Total retail	.57	.72

Total loans	.29%	.37%

	September 30,	December 31,
90 days or more past due including nonperforming loans	2003	2002

Commercial	2.31%	2.35%
Commercial real estate	.75	.90
Residential mortgages	.98	1.44
Retail	.63	.79

Total loans	1.27%	1.43%

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	These loans are not included in nonperforming assets and continue to accrue interest because they are secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

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

14	U.S. Bancorp

off-balance sheet items, recent loss experience and other factors, including regulatory guidance and economic conditions.
     At September 30, 2003, the allowance for credit losses was $2,367.7 million (1.98 percent of loans), compared with an allowance of $2,422.0 million

Table 7	Summary of Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2003	2002	2003	2002

Balance at beginning of period	$2,367.6	$2,466.4	$2,422.0	$2,457.3
Charge-offs
Commercial
Commercial	146.6	137.2	429.8	404.8
Lease financing	31.6	34.1	111.4	121.5

Total commercial	178.2	171.3	541.2	526.3
Commercial real estate
Commercial mortgages	9.6	6.9	27.8	25.2
Construction and development	4.7	6.1	9.8	8.6

Total commercial real estate	14.3	13.0	37.6	33.8
Residential mortgages	8.3	6.7	22.4	15.6
Retail
Credit card	67.7	77.1	213.9	229.8
Retail leasing	14.0	10.6	43.7	33.3
Home equity and second mortgages	26.4	25.5	81.0	80.7
Other retail	64.7	75.6	202.0	239.0

Total retail	172.8	188.8	540.6	582.8

Total charge-offs	373.6	379.8	1,141.8	1,158.5
Recoveries
Commercial
Commercial	22.7	13.2	45.1	49.7
Lease financing	12.4	10.7	42.3	30.8

Total commercial	35.1	23.9	87.4	80.5
Commercial real estate
Commercial mortgages	3.7	3.4	9.7	6.9
Construction and development	.1	.1	1.7	.3

Total commercial real estate	3.8	3.5	11.4	7.2
Residential mortgages	1.0	.8	2.7	3.1
Retail
Credit card	8.4	6.3	21.4	18.6
Retail leasing	1.8	1.2	5.0	5.1
Home equity and second mortgages	3.2	4.0	8.5	7.8
Other retail	10.4	11.1	38.8	41.7

Total retail	23.8	22.6	73.7	73.2

Total recoveries	63.7	50.8	175.2	164.0
Net Charge-offs
Commercial
Commercial	123.9	124.0	384.7	355.1
Lease financing	19.2	23.4	69.1	90.7

Total commercial	143.1	147.4	453.8	445.8
Commercial real estate
Commercial mortgages	5.9	3.5	18.1	18.3
Construction and development	4.6	6.0	8.1	8.3

Total commercial real estate	10.5	9.5	26.2	26.6
Residential mortgages	7.3	5.9	19.7	12.5
Retail
Credit card	59.3	70.8	192.5	211.2
Retail leasing	12.2	9.4	38.7	28.2
Home equity and second mortgages	23.2	21.5	72.5	72.9
Other retail	54.3	64.5	163.2	197.3

Total retail	149.0	166.2	466.9	509.6

Total net charge-offs	309.9	329.0	966.6	994.5

Provision for credit losses	310.0	330.0	968.0	1,000.0
Acquisitions and other changes	—	(6.9)	(55.7)	(2.3)

Balance at end of period (a)	$2,367.7	$2,460.5	$2,367.7	$2,460.5

Allowance as a percentage of
Period-end loans	1.98%	2.12%
Nonperforming loans	202	204
Nonperforming assets	180	183
Annualized net charge-offs	193	189

(a)	The allowance for credit losses includes credit loss liability related to off-balance sheet commitments. At September 30, 2003, the allowance for credit losses included an estimated $126.5 million credit loss liability related to the Company’s $57.4 billion of commercial off-balance sheet loan commitments and letters of credit.

U.S. Bancorp	15

(2.08 percent of loans) at December 31, 2002. The primary reasons for the decline in the allowance for credit losses were the transfer of $62 million to separate balance sheet categories for certain equipment leases and uncollectible fees and interest income related to the credit card portfolios. The latter reclassification was mandated by recently issued regulatory guidelines. The ratio of the allowance for credit losses to nonperforming loans was 202 percent at September 30, 2003, compared with 196 percent at December 31, 2002. The ratio of the allowance for credit losses to annualized loan net charge-offs was 193 percent at September 30, 2003, compared with 176 percent at December 31, 2002.
     Several factors were taken into consideration in evaluating the allowance for credit losses at September 30, 2003, including changes in the risk profile of the portfolios, extent of loan net charge-offs during the period, the continued elevated levels of nonperforming assets, the decline in accruing loans 90 days or more past due and the improvement in all delinquency categories from December 31, 2002. Management also considered changes in economic trends including corporate earnings, unemployment rates, bankruptcies and economic growth. Based on this analysis, management determined that the allowance for credit losses was adequate at September 30, 2003.

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

     Included in the retail leasing portfolio was approximately $3.2 billion of retail leasing residuals at September 30, 2003, and at December 31, 2002. At September 30, 2003, the commercial leasing portfolio had $833 million of residuals, compared with $896 million at December 31, 2002. No significant change in the concentration of the portfolio has occurred since December 31, 2002.

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

16	U.S. Bancorp

data. Business managers ensure that the controls are appropriate and are implemented as designed.
     Each business line within the Company has designated risk managers. These risk managers are responsible, among other things, for coordinating the completion of ongoing risk assessments and ensuring that operational risk management is integrated into business decision-making activities. Business continuation and disaster recovery planning is also critical to effectively manage operational risks. Each business unit of the Company is required to develop, maintain and test these plans at least annually to ensure that recovery activities, if needed, can support mission critical functions including technology, networks and data centers supporting customer applications and business operations. The Company’s internal audit function validates the system of internal controls through risk-based, regular and ongoing audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.
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

     The table below summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. The interest rate risk position of the Company at September 30, 2003, was relatively unchanged from December 31, 2002. At September 30, 2003, the Company was well within its policy guidelines.
Sensitivity of Net Interest Income and Rate Sensitive Income:

	September 30, 2003					December 31, 2002

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	1.49%	(.93)%	*	%	(3.21)%	.08%	(.34)%	*	%	(1.91)%
Rate sensitive income	1.08%	(1.10)%	*	%	(3.71)%	.20%	(.55)%	*	%	(2.57)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

U.S. Bancorp	17

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the base case. Given the low level of current interest rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario was a 7.6 percent decrease at September 30, 2003, compared with a 2.5 percent decrease at December 31, 2002. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario was a 1.1 percent increase at September 30, 2003, and a 1.0 percent decrease at December 31, 2002. The overall sensitivity at September 30, 2003, was liability sensitive.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to the ALPC monthly and is used to guide hedging strategies. The results of the valuation analysis as of September 30, 2003, were well within policy guidelines.

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

     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and are designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is immediately recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items is realized. Customer-related interest rate swaps, foreign exchange rate contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in the trading account gains or losses or mortgage banking revenue.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $35.4 billion of total notional amount of asset and liability management derivative positions at September 30, 2003, $32.0 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, trust preferred securities, and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $1.5 billion of forward commitments to sell mortgage loans and $1.6 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge

18	U.S. Bancorp

Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 8.
     Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. The Company manages this risk through diversification of its derivative positions among various counterparties, requiring collateral agreements with credit-rating thresholds, entering into master netting agreements in certain cases and entering into interest rate swap risk participation agreements. These agreements are credit derivatives that transfer the credit risk related to interest rate swaps from the Company to an unaffiliated third-party. The Company also provides credit protection to third-parties with risk participation agreements, for a fee, as part of a loan syndication transaction.
     Of the Company’s $252.4 million of accumulated other comprehensive income at September 30, 2003, $242.7 million was related to the unrealized gain on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2003 and the next 12 months is $17.7 million and $81.7 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the third quarter and first nine months of 2003. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was an increase of $28.0 million and $8.4 million for the third quarter and first nine months of 2003, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for the third quarter and first nine months of 2003.
     Table 8 summarizes information on the Company’s derivative positions at September 30, 2003.

Table 8	Derivative Positions

			Weighted-
			Average
			Remaining
	Notional	Fair	Maturity
September 30, 2003 (Dollars in Millions)	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$24,853	$1,137	4.58
Pay fixed/receive floating swaps	4,190	(85)	1.67
Futures and forwards	4,756	(25)	.17
Options
Written	1,581	15	.20
Equity contracts	3	—	2.17

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$5,739	$222	4.93
Pay fixed/receive floating swaps	5,739	(189)	4.93
Basis swaps	1	—	.92
Options
Purchased	267	7	2.58
Written	267	(7)	2.58
Risk participation agreements (a)
Purchased	115	—	7.53
Written	18	—	2.16
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	1,751	70	.31
Sell	1,782	(69)	.30
Options
Purchased	83	—	.28
Written	83	—	.28

(a)	The credit equivalent amount for both purchased and written risk participation agreements was $1 million at September 30, 2003.

U.S. Bancorp	19

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40.0 million at September 30, 2003, and December 31, 2002. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline, broker-dealer activities (including equities, fixed-income, and high-yield securities) and foreign exchange, as estimated by the VaR analysis, was $8.0 million at September 30, 2003, and $8.8 million at December 31, 2002.

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

     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. Monthly, ALPC reviews the Company’s ability to meet funding requirements due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various Federal Home Loan Banks (“FHLB”) that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman branch for issuing eurodollar time deposits. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short- and medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit. During the third quarter of 2003, Standard & Poor’s raised the debt ratings of U.S. Bancorp and its subsidiary banks to a A+ and AA-, respectively.
     The Company’s routine funding requirements at the parent level consist primarily of operating expenses, dividends to shareholders, debt service and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities. On April 1, 2003, USB Capital II, a subsidiary of U.S. Bancorp, redeemed 100 percent, or $350 million, of its 7.20 percent Trust Preferred Securities.
     At September 30, 2003, parent company long-term debt outstanding was $5.3 billion, compared with $5.7 billion at December 31, 2002. The change in long-term debt in the first nine months of 2003 was driven by medium-term note maturities of $1.2 billion and $.3 billion of parent company subordinated debt maturities partially offset by the issuance of $1.2 billion of fixed-rate medium-term notes. Total parent company debt scheduled to mature in the remainder of 2003 is $100 million. These debt obligations are expected to be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available from banking subsidiaries was approximately $1.6 billion at September 30, 2003.

20	U.S. Bancorp

Off-Balance Sheet Arrangements Conduits and asset securitizations represent a source of funding for the Company through off-balance sheet structures.

     The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit, a qualifying special purpose entity, held assets of $7.8 billion at September 30, 2003, and $9.5 billion at December 31, 2002. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $7.8 billion at September 30, 2003, and $9.5 billion at December 31, 2002.
     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered by the conduit’s inability to issue commercial paper to fund its assets. The recorded fair value of the Company’s liability for the liquidity facility included in other liabilities was $26.7 million at September 30, 2003, and $37.7 million at December 31, 2002. Changes in fair value of these liabilities are recorded in the income statement as other income or expense. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $62.4 million at September 30, 2003, and $93.4 million at December 31, 2002.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization held assets of $529.5 million at September 30, 2003, of which the Company retained $120.1 million of subordinated securities, transferor’s interests of $13.2 million and a residual interest-only strip of $38.4 million. This compared with $652.4 million in assets at December 31, 2002, of which the Company retained $150.1 million of subordinated securities, transferor’s interests of $16.3 million and a residual interest-only strip of $53.3 million. The qualifying special purpose entity issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $7.0 million and $25.0 million during the third quarter and first nine months of 2003, respectively, and $12.9 million and $40.1 million, respectively, during the same periods of 2002. The unsecured small business credit securitization held average assets of $550.0 million and $664.8 million during the third quarter of 2003 and 2002, respectively.
     As of September 30, 2003, the Company had $144.4 million securitized, highly rated fixed-rate municipal bonds. Each municipal bond is sold into a separate trust that is funded by variable rate certificates that reprice weekly. The Company retains a residual interest in each structure that is accounted for as a trading asset and is recorded at fair value. The purpose of the arrangements is to meet customer demands for variable rate tax-free investments. Income and cash flows from these structures were not significant in the third quarter of 2003 and 2002.
     Credit, liquidity, operational and legal structural risks exist due to the nature and complexity of the conduit and asset securitizations. ALPC regularly monitors the performance of each off-balance sheet structure in an effort to minimize these risks and ensure compliance with the requirements of the structures. The Company utilizes its credit risk management systems to evaluate the credit quality of underlying assets and regularly forecasts cash flows to evaluate any potential impairment of retained interests. Also, regulatory guidelines require consideration of asset securitizations in the determination of risk-based capital ratios. The Company does not rely significantly on off-balance sheet arrangements for liquidity or capital resources.
     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003. For VIEs

U.S. Bancorp	21

created before February 1, 2003, the effective date of applying the provisions of FIN 46 was deferred to periods ending after December 15, 2003. The Company plans to adopt FIN 46 for VIEs that existed prior to February 2003 during the fourth quarter of 2003.
     As discussed above, the Company has relationships with several SPEs. Because the Company’s investment securities conduit and the asset-backed securitizations are QSPEs, which are exempted from consolidation under the provisions of FIN 46, the Company does not believe that FIN 46 requires the consolidation of that conduit or securitizations in its financial statements. During the third quarter of 2003, the Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc., the Company’s commercial loan conduit. This action caused the conduit to lose its status as a qualifying special purpose entity. As a result, the Company recorded all of Stellar’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company. Given the floating rate nature and high credit quality of the assets of Stellar, the impact to the Company’s financial statements was not significant. In the third quarter of 2003, average commercial loan balances increased by approximately $2 billion and the resulting increase in net interest income was offset by a similar decline in conduit fee income within commercial products revenue. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors will mature and the conduit will be legally dissolved.
     With respect to other interests in entities subject to FIN 46, including low-income housing investments and guarantor trusts, the adoption of FIN 46 will not have a material impact on the Company’s financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities (“Trust Preferred Securities”). The Company currently consolidates the grantor trusts, and its balance sheet includes the mandatorily redeemable preferred securities of the grantor trusts. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trusts would be disclosed as an unconsolidated variable interest entity. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes. The banking regulatory agencies have issued guidance that would continue the current capital treatment for Trust Preferred Securities until further notice.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders’ equity was $19.4 billion at September 30, 2003, compared with $18.1 billion at December 31, 2002. The increase was the result of corporate earnings offset primarily by dividends.

     Tangible common equity to assets was 6.4 percent at September 30, 2003, compared with 5.6 percent at December 31, 2002. The Tier 1 capital ratio was 8.8 percent at September 30, 2003, compared with 7.8 percent at December 31, 2002. The total risk-based capital ratio was 13.3 percent at September 30, 2003, compared with 12.2 percent at December 31, 2002. The leverage ratio was 7.8 percent at September 30, 2003, compared with 7.5 percent at December 31, 2002. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.
     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of outstanding common stock through 2003. As of September 30, 2003, there were approximately 91.5 million shares remaining to be repurchased under this authorization.
     On April 1, 2003, USB Capital II, a subsidiary of U.S. Bancorp, redeemed 100 percent, or $350 million, of its 7.20 percent Trust Preferred Securities.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Private Client, Trust and

Table 9	Capital Ratios

	September 30,	December 31,
(Dollars in Millions)	2003	2002

Tangible common equity	$11,474	$9,489
As a percent of tangible assets	6.4%	5.6%
Tier 1 capital	$14,243	$12,606
As a percent of risk-weighted assets	8.8%	7.8%
As a percent of adjusted quarterly average assets (leverage ratio)	7.8%	7.5%
Total risk-based capital	$21,514	$19,753
As a percent of risk-weighted assets	13.3%	12.2%

22	U.S. Bancorp

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

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $316.1 million of the Company’s operating earnings for the third quarter of 2003 and $906.9 million for the first nine months of 2003, a 5.1 percent and 4.9 percent increase, respectively, over the same periods of 2002. The increase in operating earnings in the third quarter of 2003 was driven by higher net revenue and reductions in noninterest expense and provision for credit losses, compared with the same period of 2002. The increase in operating earnings in the first nine months of 2003, compared with the same period of 2002, was driven by higher net revenue and reductions in noninterest expense partially offset by higher provision for credit losses.

     Total net revenue increased 1.3 percent from the third quarter of 2002 and 3.3 percent from the first nine months of 2002. Net interest income, on a taxable-equivalent basis, increased 2.2 percent and 2.8 percent, respectively, compared with the third quarter of 2002 and the first nine months of 2002 as average deposits grew $9.1 billion and $8.6 billion, respectively, over the same periods. The increase in net interest income for the third quarter and first nine months of 2003, compared with the same periods of 2002, was primarily due to the funding benefit resulting from the growth in average total deposits and the consolidation of the commercial loan conduit. The year-over-year reduction in average loan balances was driven by a decline in commercial loans, due in part to weak customer loan demand resulting from the current economic environment, in addition to asset workout strategies driven by the Company’s decisions in 2001 and 2002 to tighten credit availability and reduce outstandings to certain types of lending products, industries and customers. Noninterest income decreased .8 percent in the third quarter of 2003 to $188.1 million and increased 4.4 percent in the first nine months of 2003 to $566.5 million, compared with the same periods of 2002. The decline in noninterest income in the third quarter of 2003 was due to lower fee income related to consolidating the commercial loan conduit and lower commercial leasing revenue offset by growth in cash management-related fees. The increase in noninterest income in the first nine months of 2003 reflected growth in cash management-related fees, an increase in fee income related to growth in international banking, syndications and customer derivatives, partially offset by a reduction in fee income related to consolidating the commercial loan conduit. The increase in cash management-related fees was driven by growth in product sales, pricing enhancements and lower earning credit rates to customers. The growth was also driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003.
     Noninterest expense decreased 13.7 percent, or $12.9 million, in the third quarter of 2003 to $81.3 million, and decreased 7.7 percent, or $21.9 million, in the first nine months of 2003 to $263.4 million, compared with the same periods of 2002. The expense reduction was primarily due to lower salaries and related employee benefits, legal and professional costs and equipment inventory write-downs.
     The provision for credit losses was $101.9 million and $326.5 million in the third quarter and first nine months of 2003, respectively, compared with $104.2 million and $307.4 million, respectively, for the same periods of 2002. The year-over-year increase in the provision for credit losses in the first nine months of 2003 was due to higher net charge-offs attributable to weakness in the communications, transportation and manufacturing industry sectors, as well as the Company’s asset workout strategies to reduce commitments to certain industries and customers. Net charge-offs decreased 2.2 percent, or $2.3 million, in

U.S. Bancorp	23

Table 10	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
For the Three Months Ended September 30 (Dollars in Millions)	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$492.1	$481.6	2.2%	$944.8	$862.4	9.6%
Noninterest income	188.1	189.7	(.8)	367.7	398.5	(7.7)
Securities gains (losses), net	—	—	—	(108.7)	66.5	*

Total net revenue	680.2	671.3	1.3	1,203.8	1,327.4	(9.3)
Noninterest expense	76.4	89.1	(14.3)	445.8	438.7	1.6
Other intangible amortization	4.9	5.1	(3.9)	(52.0)	157.6	*

Total noninterest expense	81.3	94.2	(13.7)	393.8	596.3	(34.0)

Operating income (loss)	598.9	577.1	3.8	810.0	731.1	10.8
Provision for credit losses	101.9	104.2	(2.2)	108.2	108.5	(.3)

Operating earnings (loss) before income taxes	497.0	472.9	5.1	701.8	622.6	12.7
Income taxes and taxable-equivalent adjustment	180.9	172.1	5.1	255.4	226.6	12.7

Operating earnings (loss), before merger and restructuring-related items and cumulative effect of change in accounting principles	$316.1	$300.8	5.1	$446.4	$396.0	12.7

Merger and restructuring-related items (after-tax) Cumulative effect of change in accounting principles (after-tax)
Net income
Average Balance Sheet Data
Commercial	$28,920	$29,386	(1.6)%	$8,100	$8,678	(6.7)%
Commercial real estate	16,586	15,965	3.9	10,053	9,046	11.1
Residential mortgages	103	161	(36.0)	11,805	8,105	45.7
Retail	50	112	(55.4)	28,978	27,535	5.2

Total loans	45,659	45,624	.1	58,936	53,364	10.4
Goodwill	1,225	1,209	1.3	2,242	1,826	22.8
Other intangible assets	104	124	(16.1)	854	995	(14.2)
Assets	52,675	51,517	2.2	69,715	61,273	13.8
Noninterest-bearing deposits	14,473	13,200	9.6	14,167	12,959	9.3
Savings products	11,897	5,437	*	41,521	35,328	17.5
Time deposits	4,050	2,702	49.9	17,867	22,165	(19.4)

Total deposits	30,420	21,339	42.6	73,555	70,452	4.4
Shareholders’ equity	5,170	5,267	(1.8)	5,961	5,145	15.9

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
For the Nine Months Ended September 30 (Dollars in Millions)	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,449.1	$1,409.0	2.8%	$2,746.8	$2,522.2	8.9%
Noninterest income	566.5	542.6	4.4	1,093.1	1,056.4	3.5
Securities gains (losses), net	—	—	—	193.4	69.5	*

Total net revenue	2,015.6	1,951.6	3.3	4,033.3	3,648.1	10.6
Noninterest expense	248.7	269.8	(7.8)	1,317.0	1,284.9	2.5
Other intangible amortization	14.7	15.5	(5.2)	372.1	238.6	56.0

Total noninterest expense	263.4	285.3	(7.7)	1,689.1	1,523.5	10.9

Operating income (loss)	1,752.2	1,666.3	5.2	2,344.2	2,124.6	10.3
Provision for credit losses	326.5	307.4	6.2	327.7	334.3	(2.0)

Operating earnings (loss) before income taxes	1,425.7	1,358.9	4.9	2,016.5	1,790.3	12.6
Income taxes and taxable-equivalent adjustment	518.8	494.5	4.9	733.8	651.5	12.6

Operating earnings (loss), before merger and restructuring-related items and cumulative effect of change in accounting principles	$906.9	$864.4	4.9	$1,282.7	$1,138.8	12.6

Merger and restructuring-related items (after-tax) Cumulative effect of change in accounting principles (after-tax)
Net income
Average Balance Sheet Data
Commercial	$28,665	$30,406	(5.7)%	$8,194	$8,948	(8.4)%
Commercial real estate	16,444	15,735	4.5	9,847	8,879	10.9
Residential mortgages	129	158	(18.4)	10,702	7,834	36.6
Retail	56	148	(62.2)	28,780	26,659	8.0

Total loans	45,294	46,447	(2.5)	57,523	52,320	9.9
Goodwill	1,227	1,231	(.3)	2,242	1,818	23.3
Other intangible assets	109	129	(15.5)	911	927	(1.7)
Assets	52,351	52,700	(.7)	67,694	60,529	11.8
Noninterest-bearing deposits	15,382	12,461	23.4	13,710	12,706	7.9
Savings products	9,513	5,052	88.3	40,316	35,300	14.2
Time deposits	3,669	2,425	51.3	19,079	22,959	(16.9)

Total deposits	28,564	19,938	43.3	73,105	70,965	3.0
Shareholders’ equity	5,202	5,180	.4	5,840	4,888	19.5

*	Not meaningful

24	U.S. Bancorp

Private Client, Trust			Payment			Capital			Treasury and			Consolidated
and Asset Management			Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent			Percent
2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change

$102.5	$81.8	25.3%	$158.6	$173.3	(8.5)%	$7.0	$10.7	(34.6)%	$127.6	$131.3	(2.8)%	$1,832.6	$1,741.1	5.3%
237.9	218.6	8.8	432.4	441.9	(2.1)	204.4	167.2	22.2	53.4	30.7	73.9	1,483.9	1,446.6	2.6
—	—	—	—	—	—	—	—	—	(.2)	52.5	*	(108.9)	119.0	*

340.4	300.4	13.3	591.0	615.2	(3.9)	211.4	177.9	18.8	180.8	214.5	(15.7)	3,207.6	3,306.7	(3.0)
113.3	113.9	(.5)	150.9	154.3	(2.2)	182.7	163.3	11.9	407.2	406.5	.2	1,376.3	1,365.8	.8
16.6	7.8	*	39.8	40.6	(2.0)	—	—	—	1.5	.3	*	10.8	211.4	(94.9)

129.9	121.7	6.7	190.7	194.9	(2.2)	182.7	163.3	11.9	408.7	406.8	.5	1,387.1	1,577.2	(12.1)

210.5	178.7	17.8	400.3	420.3	(4.8)	28.7	14.6	96.6	(227.9)	(192.3)	(18.5)	1,820.5	1,729.5	5.3
3.1	5.5	(43.6)	98.4	111.7	(11.9)	—	—	—	(1.6)	.1	*	310.0	330.0	(6.1)

207.4	173.2	19.7	301.9	308.6	(2.2)	28.7	14.6	96.6	(226.3)	(192.4)	(17.6)	1,510.5	1,399.5	7.9
75.5	63.0	19.8	109.9	112.3	(2.1)	10.4	5.3	96.2	(113.2)	(86.0)	(31.6)	518.9	493.3	5.2

$131.9	$110.2	19.7	$192.0	$196.3	(2.2)	$18.3	$9.3	96.8	$(113.1)	$(106.4)	(6.3)	991.6	906.2	9.4

												(6.7)	(45.9)
												—	—

												$984.9	$860.3

$1,826	$1,879	(2.8)%	$2,908	$2,829	2.8%	$—	$224	* %	$226	$220	2.7%	$41,980	$43,216	(2.9)%
592	589	.5	—	—	—	—	—	—	166	218	(23.9)	27,397	25,818	6.1
314	239	31.4	—	—	—	—	—	—	12	8	50.0	12,234	8,513	43.7
2,127	2,119	.4	7,169	7,280	(1.5)	—	—	—	47	71	(33.8)	38,371	37,117	3.4

4,859	4,826	.7	10,077	10,109	(.3)	—	224	*	451	517	(12.8)	119,982	114,664	4.6
741	289	*	1,814	1,812	.1	306	306	—	—	—	—	6,328	5,442	16.3
389	224	73.7	670	765	(12.4)	—	—	—	12	15	(20.0)	2,029	2,123	(4.4)
6,678	5,833	14.5	13,823	13,431	2.9	2,540	3,011	(15.6)	44,810	38,002	17.9	190,241	173,067	9.9
3,241	2,253	43.9	173	227	(23.8)	7	205	(96.6)	(154)	(6)	*	31,907	28,838	10.6
6,553	4,229	55.0	10	8	25.0	—	—	—	(7)	13	*	59,974	45,015	33.2
469	468	.2	—	—	—	—	—	—	3,689	5,724	(35.6)	26,075	31,059	(16.0)

10,263	6,950	47.7	183	235	(22.1)	7	205	(96.6)	3,528	5,731	(38.4)	117,956	104,912	12.4
2,140	1,344	59.2	3,099	3,174	(2.4)	645	640	.8	2,002	1,705	17.4	19,017	17,275	10.1

Private Client, Trust			Payment			Capital			Treasury and			Consolidated
and Asset Management			Services			Markets			Corporate Support			Company

		Percent			Percent			Percent			Percent			Percent
2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change

$291.1	$244.2	19.2%	$481.5	$507.5	(5.1)%	$20.2	$18.3	10.4%	$433.6	$400.1	8.4%	$5,422.3	$5,101.3	6.3%
697.9	665.4	4.9	1,252.6	1,212.7	3.3	570.2	539.7	5.7	138.7	131.9	5.2	4,319.0	4,148.7	4.1
—	—	—	—	—	—	—	—	—	51.5	124.2	(58.5)	244.9	193.7	26.4

989.0	909.6	8.7	1,734.1	1,720.2	.8	590.4	558.0	5.8	623.8	656.2	(4.9)	9,986.2	9,443.7	5.7
341.3	333.3	2.4	449.2	473.5	(5.1)	536.4	514.3	4.3	1,178.5	1,129.1	4.4	4,071.1	4,004.9	1.7
49.7	23.3	*	117.3	118.0	(.6)	—	—	—	4.4	.9	*	558.2	396.3	40.9

391.0	356.6	9.6	566.5	591.5	(4.2)	536.4	514.3	4.3	1,182.9	1,130.0	4.7	4,629.3	4,401.2	5.2

598.0	553.0	8.1	1,167.6	1,128.7	3.4	54.0	43.7	23.6	(559.1)	(473.8)	(18.0)	5,356.9	5,042.5	6.2
4.4	7.3	(39.7)	311.6	348.5	(10.6)	—	—	—	(2.2)	2.5	*	968.0	1,000.0	(3.2)

593.6	545.7	8.8	856.0	780.2	9.7	54.0	43.7	23.6	(556.9)	(476.3)	(16.9)	4,388.9	4,042.5	8.6
216.0	198.6	8.8	311.5	283.9	9.7	19.6	15.9	23.3	(285.9)	(219.5)	(30.3)	1,513.8	1,424.9	6.2

$377.6	$347.1	8.8	$544.5	$496.3	9.7	$34.4	$27.8	23.7	$(271.0)	$(256.8)	(5.5)	2,875.1	2,617.6	9.8

												(25.4)	(141.0)
												—	(37.2)

												$2,849.7	$2,439.4

$1,817	$1,844	(1.5)%	$2,851	$2,779	2.6%	$38	$224	(83.0)%	$194	$133	45.9%	$41,759	$44,334	(5.8)%
593	594	(.2)	—	—	—	—	—	—	208	205	1.5	27,092	25,413	6.6
287	227	26.4	—	—	—	—	—	—	13	6	*	11,131	8,225	35.3
2,119	2,009	5.5	7,059	7,294	(3.2)	—	—	—	50	53	(5.7)	38,064	36,163	5.3

4,816	4,674	3.0	9,910	10,073	(1.6)	38	224	(83.0)	465	397	17.1	118,046	114,135	3.4
740	289	*	1,814	1,815	(.1)	306	306	—	—	—	—	6,329	5,459	15.9
407	230	77.0	680	779	(12.7)	—	—	—	24	9	*	2,131	2,074	2.7
6,603	5,775	14.3	13,438	13,269	1.3	2,544	3,094	(17.8)	44,385	34,650	28.1	187,015	170,017	10.0
3,023	2,302	31.3	327	234	39.7	27	207	(87.0)	(57)	(38)	50.0	32,412	27,872	16.3
5,623	4,272	31.6	9	7	28.6	—	—	—	4	169	(97.6)	55,465	44,800	23.8
468	452	3.5	—	—	—	—	—	—	5,556	4,631	20.0	28,772	30,467	(5.6)

9,114	7,026	29.7	336	241	39.4	27	207	(87.0)	5,503	4,762	15.6	116,649	103,139	13.1
2,122	1,346	57.7	3,085	3,140	(1.8)	635	637	(.3)	1,978	1,449	36.5	18,862	16,640	13.4

U.S. Bancorp	25

the third quarter of 2003, compared with the third quarter of 2002. Nonperforming assets within the Wholesale Banking line of business continued to be at elevated levels. Nonperforming assets within Wholesale Banking were $934.8 million at September 30, 2003, compared with $971.3 million at September 30, 2002. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $446.4 million of the Company’s operating earnings for the third quarter of 2003 and $1,282.7 million for the first nine months of 2003, a 12.7 percent and 12.6 percent increase, respectively, over the same periods of 2002.

     Total net revenue decreased 9.3 percent and increased 10.6 percent in the third quarter of 2003 and first nine months of 2003, respectively, compared with the same periods of 2002. Fee-based revenue declined by 7.7 percent for the third quarter of 2003 and increased 3.5 percent for the first nine months of 2003, compared with the same periods of 2002. Securities gains (losses) decreased $175.2 million for the third quarter of 2003 and increased $123.9 million for the first nine months of 2003, compared with the same periods of 2002.
     Net interest income, on a taxable-equivalent basis, increased 9.6 percent for the third quarter of 2003 and increased 8.9 percent for the first nine months of 2003, compared with the same periods of 2002. The year-over-year increase in net interest income was due to growth in average loan balances and residential mortgages held for sale, improved spreads on retail and commercial loans, lower funding costs on non-earning asset balances, growth in interest-bearing and noninterest-bearing deposit balances and acquisitions. Partially offsetting these increases was the impact of declining interest rates on the funding benefit of consumer deposits. The increase in average loan balances of 10.4 percent reflected retail loan growth of 5.2 percent and residential mortgage growth of 45.7 percent in the third quarter of 2003, compared with the same period of 2002. Residential mortgages include home equity loans with first liens which accounted for 31.6 percent of the growth in residential mortgages. Commercial and commercial real estate loan balances increased 2.4 percent during the same period. The year-over-year increase in average deposits included growth in noninterest-bearing, interest checking, savings and money market account balances, partially offset by a reduction in balances associated with time deposits. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products.
     The decline in fee-based revenue in the third quarter of 2003 was the result of lower mortgage banking revenue and higher end-of-term lease residual losses, compared with the same period of 2002. Fee-based revenue growth in the first nine months of 2003, compared with the same period of 2002, was driven by mortgage banking revenue, deposit service charges, and investment product fees and commissions, partially offset by lower commercial products revenue and higher end-of-term lease residual losses. The year-over-year growth in mortgage banking revenue was partially attributable to the acquisition of Leader in the second quarter of 2002, which contributed $48.3 million in the first nine months of 2003.
     The $108.7 million of losses on the sale of securities recognized by the business line in the third quarter of 2003 represented an economic hedge to the reparation of MSR impairment caused by rising interest rates and a reduction in prepayments. The $193.4 million of net gains on the sale of securities recognized by the business line in the first nine months of 2003 represented an economic hedge to the net MSR impairment of $208.7 million caused by the impacts of declining interest rates and higher related prepayments due to refinancing activity.
     Noninterest expense was $393.8 million in the third quarter of 2003 and $1,689.1 million for the first nine months of 2003, compared with $596.3 million and $1,523.5 million for the same periods of 2002, respectively. The decrease in noninterest expense for the third quarter of 2003 was attributable to the reparation of MSR impairment of $108.5 million, offset by higher loan origination costs and the Bay View Bank acquisition. The year-over-year increase in noninterest expense for the first nine months of 2003 was attributable to the increase in MSR impairment of $76.7 million, higher loan origination and repossession costs and the Bay View Bank and Leader acquisitions.
     The provision for credit losses decreased $.3 million (.3 percent) for the third quarter of 2003 and decreased $6.6 million (2.0 percent) for the first nine months of 2003, compared with the same periods of 2002. The improvement in the provision for credit losses in the third quarter of 2003 was primarily attributable to

26	U.S. Bancorp

lower retail net charge-offs resulting from ongoing collection efforts and risk management.

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund processing services through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services, LLC. Private Client, Trust and Asset Management contributed $131.9 million of the Company’s operating earnings for the third quarter of 2003 and $377.6 million for the first nine months of 2003, increases of 19.7 percent and 8.8 percent, respectively, over the same periods of 2002.

     Total net revenue was $340.4 million in the third quarter of 2003 and $989.0 million in the first nine months of 2003, increases of 13.3 percent and 8.7 percent, respectively, compared with the same periods of 2002. Net interest income, on a taxable-equivalent basis, increased $20.7 million (25.3 percent) in the third quarter of 2003 and $46.9 million (19.2 percent) in the first nine months of 2003, compared with the same periods of 2002. The increase in net interest income in the third quarter of 2003 was due to growth in total deposits of 47.7 percent attributable to growth in noninterest-bearing deposits, savings products and the State Street Corporate Trust acquisition, partially offset by the impact of declining rates on the funding benefit of deposits. Noninterest income increased $19.3 million (8.8 percent) in the third quarter of 2003 and $32.5 million (4.9 percent) in the first nine months of 2003, compared with the same periods of 2002, due to the impact of account growth and the State Street Corporate Trust acquisition. This growth was partially offset by a decrease in the value of assets under management driven by adverse capital market conditions relative to the same periods of 2002.
     Noninterest expense increased $8.2 million (6.7 percent) in the third quarter of 2003 and $34.4 million (9.6 percent) in the first nine months of 2003, compared with the same periods of 2002, primarily attributable to the State Street Corporate Trust acquisition, offset in part by expense savings.
     The provision for credit losses decreased $2.4 million (43.6 percent) in the third quarter of 2003 and decreased $2.9 million (39.7 percent) in the first nine months of 2003, compared with the same periods of 2002. The year-over-year decrease in the provision for credit losses for the third quarter of 2003 was primarily due to lower retail loan net charge-offs.

Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $192.0 million of the Company’s operating earnings for the third quarter of 2003 and $544.5 million for the first nine months of 2003, a 2.2 percent decrease and a 9.7 percent increase, respectively, over the same periods of 2002.

     Total net revenue was $591.0 million in the third quarter of 2003 and $1,734.1 million in the first nine months of 2003, a 3.9 percent decrease and a ..8 percent increase, respectively, over the same periods of 2002. Net interest income decreased 8.5 percent in the third quarter of 2003 and decreased 5.1 percent in the first nine months of 2003, compared with the same periods of 2002, primarily due to a reduction in customer late fees and two portfolio loan sales. During late 2002, the Company sold two co-branded credit card portfolios, reducing year-over-year net interest income for this business line by approximately $6.5 million in the third quarter of 2003 and $22.7 million in the first nine months of 2003. Noninterest income decreased 2.1 percent in the third quarter of 2003 and increased 3.3 percent in the first nine months of 2003, compared with the same periods of 2002. The decline in noninterest revenue for the third quarter of 2003 was primarily attributable to the gain on sale of a co-branded credit card portfolio in the third quarter of 2002, which was partially offset by growth in credit card and debit card revenue and corporate payment products revenue. The growth in credit and debit card revenue was muted somewhat by the $6.8 million impact of the debit card antitrust settlement by VISA USA and Mastercard which lowered interchange rates on signature debit transactions. The increase in noninterest income for the first nine months of 2003 was due to growth in credit and debit card revenue, corporate payment products revenue and ATM servicing revenue, partially offset by a reduction in merchant processing revenue and the gain on sale of a co-branded credit card portfolio in the third quarter of 2002. Merchant processing revenue declined due to lower processing spreads resulting from a change in the mix of merchants which offset the favorable impact of increased processing volume.
     Noninterest expense was $190.7 million in the third quarter of 2003 and $566.5 million in the first nine months of 2003, decreases of $4.2 million (2.2 percent) and $25.0 million (4.2 percent), respectively, compared with the same periods of 2002. The decrease in noninterest expense was primarily attributable to lower fraud losses and third-party merchant processing costs partially offset by increased marketing costs.
     The provision for credit losses was $98.4 million for the third quarter of 2003 and $311.6 million for the

U.S. Bancorp	27

first nine months of 2003, decreases of $13.3 million (11.9 percent) and $36.9 million (10.6 percent), respectively, compared with the same periods of 2002, due to lower net charge-offs resulting from improvement in ongoing collection efforts, risk management and the sale of two co-branded credit card portfolios during late 2002.

Capital Markets engages in equity and fixed income trading activities, offers investment banking and underwriting services for corporate and public sector customers and provides financial advisory services and securities, mutual funds, annuities and insurance products to consumers and regionally based businesses through a network of brokerage offices. Capital Markets contributed $18.3 million of the Company’s operating earnings for the third quarter of 2003 and $34.4 million for the first nine months of 2003, increases of $9.0 million (96.8 percent) and $6.6 million (23.7 percent), respectively, compared with the same periods of 2002.

     Total net revenue was $211.4 million in the third quarter of 2003 and $590.4 million in the first nine months of 2003, an increase of $33.5 million (18.8 percent) and $32.4 million (5.8 percent), respectively, compared with the same periods of 2002. Net interest income decreased $3.7 million in the third quarter of 2003 due to lower balances and related spreads on trading account portfolio earning assets, compared with the third quarter of 2002. The $37.2 million increase in noninterest income for the third quarter of 2003 was primarily due to higher investment banking revenue and trading account profits. Noninterest expense increased $19.4 million (11.9 percent) for the third quarter of 2003 primarily related to compensation costs associated with the corresponding increases in noninterest income.
     During the first quarter of 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Companies Inc., pending SEC registration and approvals of other regulatory bodies. While it is anticipated that the spin-off will be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not the conditions are satisfied. Refer to the “Planned Spin-Off of Piper Jaffray Companies” section for further information.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded operating losses of $113.1 million for the third quarter of 2003 and $271.0 million for the first nine months of 2003, increases of 6.3 percent and 5.5 percent, respectively, compared with the same periods of 2002.

     Total net revenue was $180.8 million and $623.8 million in the third quarter and first nine months of 2003, respectively, compared with total net revenue of $214.5 million and $656.2 million, respectively, for the same periods of 2002. The year-over-year decline of $33.7 million (15.7 percent) in total net revenue for the third quarter of 2003 was attributable to an increase in noninterest income of $22.7 million offset by a decrease in net interest income of $3.7 million and a reduction in securities gains of $52.7 million. Noninterest expense was $408.7 million in the third quarter of 2003 and $1,182.9 million in the first nine months of 2003, increases of $1.9 million (.5 percent) and $52.9 million (4.7 percent), respectively, compared with the same periods of 2002. The increase year-over-year for the first nine months of 2003 was primarily the result of higher costs associated with employee pension benefits, corporate insurance, communications and charitable contributions.
     The provision for credit losses for this business unit represents the residual aggregate of the credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with generally accepted accounting principles in the United States. The provision for credit losses was a net recovery of $1.6 million in the third quarter of 2003 and $2.2 million for the first nine months of 2003, compared with a net charge of $.1 million and $2.5 million for the same periods of 2002, respectively. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2003 and 2002 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s

28	U.S. Bancorp

financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results of operations. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third-parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee.

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

U.S. Bancorp	29

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

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the fair value is less than the carrying value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at September 30, 2003, to immediate 25 and 50 basis point decline in interest rates would be approximately $57 million and $90 million, respectively. An upward movement in interest rates at September 30, 2003, of 25 and 50 basis points would increase the fair value of the MSRs by approximately $69 million and $128 million, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

Goodwill and Other Intangibles The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards No. 141, “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

     The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates and specific industry and market conditions. In determining the reasonableness of cash flow estimates, the Company reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.
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

30	U.S. Bancorp

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
     The Company’s annual assessment of potential goodwill impairment was completed during the second quarter of 2003. Based on the results of this assessment, no goodwill impairment was required to be recognized.

DISCLOSURE CONTROLS AND PROCEDURES

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

U.S. Bancorp	31

U.S. Bancorp
Consolidated Balance Sheet

	September 30,	December 31,
(Dollars in Millions)	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$9,187	$10,758
Money market investments	536	434
Trading securities	1,138	898
Investment securities
Held-to-maturity (fair value $188 and $240, respectively)	180	233
Available-for-sale	34,835	28,255
Loans held for sale	3,640	4,159
Loans
Commercial	41,170	41,944
Commercial real estate	27,242	26,867
Residential mortgages	12,976	9,746
Retail	38,494	37,694

Total loans	119,882	116,251
Less allowance for credit losses	(2,368)	(2,422)

Net loans	117,514	113,829
Premises and equipment	2,028	1,697
Customers’ liability on acceptances	143	140
Goodwill	6,329	6,325
Other intangible assets	2,138	2,321
Other assets	11,167	10,978

Total assets	$188,835	$180,027

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,441	$35,106
Interest-bearing	74,419	68,214
Time deposits greater than $100,000	8,183	12,214

Total deposits	115,043	115,534
Short-term borrowings	12,864	7,806
Long-term debt	31,603	28,588
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,605	2,994
Acceptances outstanding	143	140
Other liabilities	7,151	6,864

Total liabilities	169,409	161,926
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 9/30/03 — 1,972,643,007 shares; 12/31/02 — 1,972,643,060 shares	20	20
Capital surplus	4,800	4,850
Retained earnings	15,385	13,719
Less cost of common stock in treasury: 9/30/03 — 45,245,971 shares; 12/31/02 — 55,686,500 shares	(1,031)	(1,272)
Other comprehensive income	252	784

Total shareholders’ equity	19,426	18,101

Total liabilities and shareholders’ equity	$188,835	$180,027

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)	2003	2002	2003	2002

Interest Income
Loans	$1,818.3	$1,961.2	$5,476.1	$5,830.0
Loans held for sale	59.5	37.3	170.9	113.1
Investment securities
Taxable	403.6	372.2	1,222.1	1,066.1
Non-taxable	6.7	10.9	23.1	35.8
Money market investments	1.6	3.3	8.2	8.8
Trading securities	7.5	9.7	22.8	27.3
Other interest income	24.5	25.4	80.8	77.1

Total interest income	2,321.7	2,420.0	7,004.0	7,158.2
Interest Expense
Deposits	256.4	370.3	851.5	1,141.6
Short-term borrowings	47.7	56.4	133.9	203.6
Long-term debt	169.4	226.8	540.7	635.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	23.6	34.7	79.5	103.4

Total interest expense	497.1	688.2	1,605.6	2,084.3

Net interest income	1,824.6	1,731.8	5,398.4	5,073.9
Provision for credit losses	310.0	330.0	968.0	1,000.0

Net interest income after provision for credit losses	1,514.6	1,401.8	4,430.4	4,073.9
Noninterest Income
Credit and debit card revenue	137.6	132.8	407.3	373.3
Corporate payment products revenue	95.7	87.6	272.6	245.3
ATM processing services	41.3	42.9	125.6	118.9
Merchant processing services	146.3	147.3	415.4	425.3
Trust and investment management fees	241.9	225.2	714.1	684.4
Deposit service charges	187.0	186.5	529.2	503.9
Cash management fees	126.2	105.8	350.0	314.3
Commercial products revenue	97.8	125.0	302.0	370.9
Mortgage banking revenue	89.5	111.8	275.2	241.8
Trading account profits and commissions	56.2	52.6	184.7	152.0
Investment products fees and commissions	104.5	105.0	314.0	323.5
Investment banking revenue	75.0	35.7	169.4	159.4
Securities gains (losses), net	(108.9)	119.0	244.9	193.7
Other	84.9	88.4	259.5	235.7

Total noninterest income	1,375.0	1,565.6	4,563.9	4,342.4
Noninterest Expense
Salaries	623.3	606.0	1,850.4	1,801.9
Employee benefits	90.9	93.8	295.1	281.3
Net occupancy	101.3	103.2	304.6	305.1
Furniture and equipment	72.7	75.7	218.1	229.6
Professional services	45.9	39.8	112.8	103.5
Communication	49.5	46.6	151.2	136.4
Postage	45.0	44.3	136.3	135.3
Other intangible assets	10.8	211.4	558.2	396.3
Merger and restructuring-related charges	10.2	70.4	38.6	216.2
Other	347.7	356.4	1,002.6	1,011.8

Total noninterest expense	1,397.3	1,647.6	4,667.9	4,617.4

Income before income taxes and cumulative effect of change in accounting principles	1,492.3	1,319.8	4,326.4	3,798.9
Applicable income taxes	507.4	459.5	1,476.7	1,322.3

Income before cumulative effect of change in accounting principles	984.9	860.3	2,849.7	2,476.6
Cumulative effect of change in accounting principles	—	—	—	(37.2)

Net income	$984.9	$860.3	$2,849.7	$2,439.4

Earnings Per Share
Income before cumulative effect of change in accounting principles	$.51	$.45	$1.48	$1.29
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.51	$.45	$1.48	$1.27

Diluted Earnings Per Share
Income before cumulative effect of change in accounting principles	$.51	$.45	$1.47	$1.29
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.51	$.45	$1.47	$1.27

Dividends declared per share	$.205	$.195	$.615	$.585

Average common shares	1,926.0	1,915.0	1,922.4	1,916.0
Average diluted common shares	1,940.8	1,923.3	1,933.5	1,926.7

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2001	1,951,709,512	$19.7	$4,906.2	$11,918.0	$(478.1)	$95.4	$16,461.2
Net income				2,439.4			2,439.4
Unrealized gain on securities available for sale						876.5	876.5
Unrealized gain on derivatives						259.7	259.7
Foreign currency translation adjustment						4.9	4.9
Realized gain on derivatives						63.2	63.2
Reclassification adjustment for gains realized in net income						(212.9)	(212.9)
Income taxes						(376.5)	(376.5)

Total comprehensive income							3,054.3
Cash dividends declared on common stock				(1,114.5)			(1,114.5)
Issuance of common and treasury stock	8,362,415		(51.6)		196.6		145.0
Purchase of treasury stock	(45,246,685)				(1,040.2)		(1,040.2)
Shares reserved to meet deferred compensation obligations	(111,025)		3.3		(3.3)		—
Amortization of restricted stock			12.3				12.3

Balance September 30, 2002	1,914,714,217	$19.7	$4,870.2	$13,242.9	$(1,325.0)	$710.3	$17,518.1

Balance December 31, 2002	1,916,956,560	$19.7	$4,850.4	$13,718.6	$(1,272.1)	$784.0	$18,100.6
Net income				2,849.7			2,849.7
Unrealized loss on securities available for sale						(520.6)	(520.6)
Unrealized loss on derivatives						(273.2)	(273.2)
Foreign currency translation adjustment						16.7	16.7
Realized gain on derivatives						199.0	199.0
Reclassification adjustment for gains realized in net income						(279.0)	(279.0)
Income taxes						325.5	325.5

Total comprehensive income							2,318.1
Cash dividends declared on common stock				(1,182.9)			(1,182.9)
Issuance of common and treasury stock	11,195,691		(52.2)		257.7		205.5
Shares reserved to meet deferred compensation obligations	(755,215)		(7.5)		(16.7)		(24.2)
Amortization of restricted stock			9.3				9.3

Balance September 30, 2003	1,927,397,036	$19.7	$4,800.0	$15,385.4	$(1,031.1)	$252.4	$19,426.4

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,

(Dollars in Millions)
(Unaudited)	2003	2002

Operating Activities
Net cash provided by (used in) operating activities	$4,534.9	$4,929.4
Investing Activities
Proceeds from sales of investment securities	17,097.6	11,201.5
Maturities of investment securities	15,873.1	5,556.8
Purchases of investment securities	(40,018.8)	(17,759.2)
Net (increase) decrease in loans outstanding (a)	(5,674.4)	(3,577.9)
Proceeds from sales of loans	1,715.5	1,635.2
Purchases of loans	(554.5)	(136.5)
Proceeds from sales of premises and equipment	33.2	185.5
Purchases of premises and equipment	(603.8)	(358.4)
Acquisitions, net of cash acquired	—	(62.7)
Other, net	(192.9)	(123.2)

Net cash provided by (used in) investing activities	(12,325.0)	(3,438.9)
Financing Activities
Net increase (decrease) in deposits	(490.9)	2,217.8
Net increase (decrease) in short-term borrowings	5,057.3	(7,614.2)
Principal payments on long-term debt	(5,362.0)	(5,246.2)
Proceeds from issuance of long-term debt	8,449.5	10,621.7
Redemption of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	(350.0)	—
Proceeds from issuance of common stock	179.0	121.8
Repurchase of common stock	—	(1,040.2)
Cash dividends paid	(1,161.7)	(1,107.0)

Net cash provided by (used in) financing activities	6,321.2	(2,046.3)

Change in cash and cash equivalents	(1,468.9)	(555.8)
Cash and cash equivalents at beginning of period	11,192.1	9,745.3

Cash and cash equivalents at end of period	$9,723.2	$9,189.5

See Notes to Consolidated Financial Statements.

(a)	Includes $648.8 million of loans transferred to Stellar Funding Group, Inc. (the “loan conduit”) and $235.9 million of loans repurchased from the loan conduit during the nine months ended September 30, 2003. Also includes a $1.9 billion increase in loans as a result of consolidating the loan conduit during the third quarter of 2003. System constraints make it impractical to collect information on the gross cash flows between the Company and the loan conduit for 2002.

U.S. Bancorp	35

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 for financial instruments entered into or modified after May 31, 2003, and adopted for all other financial instruments as of July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003. For VIEs created before February 1, 2003, the effective date of applying the provisions of FIN 46 was deferred to periods ending after December 15, 2003. The Company plans to adopt FIN 46 for VIE’s that existed prior to February 2003 during the fourth quarter of 2003.

36	U.S. Bancorp

     The Company has relationships with several SPEs. Because the Company’s investment securities conduit and the asset-backed securitizations are QSPEs, which are exempted from consolidation under the provisions of FIN 46, the Company does not believe that FIN 46 requires the consolidation of that conduit or the securitizations in its financial statements. During the third quarter of 2003, the Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc., the Company’s commercial loan conduit. This action caused the conduit to lose its status as a qualifying special purpose entity. As a result, the Company recorded all of Stellar’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company. Given the floating rate nature and high credit quality of the assets of Stellar, the impact to the Company’s financial statements was not significant. In the third quarter of 2003, average commercial loan balances increased by approximately $2 billion and the resulting increase in net interest income was offset by a similar decline in conduit fee income within commercial products revenue. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors will mature and the conduit will be legally dissolved.
     With respect to other interests in entities subject to FIN 46, including low-income housing investments and guarantor trusts, the adoption of FIN 46 will not have a material impact on the Company’s financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities (“Trust Preferred Securities”). The Company currently consolidates the grantor trusts, and its balance sheet includes the mandatorily redeemable preferred securities of the grantor trusts. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trusts would be disclosed as an unconsolidated variable interest interest entity. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes. The banking regulatory agencies have issued guidance that would continue the current capital treatment for Trust Preferred Securities until further notice.

Stock-Based Compensation In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic based method and to provide disclosure of the impact of the fair value based method on reported income. Employee stock options have characteristics that are significantly different from those of traded options, including vesting provisions and transferability restrictions that impact their liquidity. Therefore, the existing option pricing models do not necessarily provide a reliable measure of the fair value of employee stock options. Refer to Note 11 of the Notes to Consolidated Financial Statements for proforma disclosure of the impact of stock options utilizing the Black-Scholes valuation method.

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

U.S. Bancorp	37

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

     On November 1, 2002, the Company acquired 57 branches and a related operations facility in northern California from Bay View Bank, a wholly-owned subsidiary of Bay View Capital Corporation, in a cash transaction. The transaction represented total assets acquired of $853 million and total liabilities assumed of $3.3 billion (primarily retail and small business deposits). Included in total assets were approximately $336 million in selected loans primarily with depository relationships, core deposit intangibles of $56 million and goodwill of $427 million.
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

The following table summarizes acquisitions by the Company completed since January 1, 2002:

				Goodwill and
				Other	Cash Paid/	Accounting
(Dollars and Shares in Millions)	Date	Assets (a)	Deposits	Intangibles	(Received)	Method

Corporate trust business of State Street Bank and Trust Company	December 2002	$13	$—	$667	$643	Purchase
Bay View Bank branches	November 2002	362	3,305	483	(2,494)	Purchase
The Leader Mortgage Company, LLC	April 2002	517	—	191	85	Purchase

(a)	Assets acquired do not include purchase accounting adjustments.
     On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a spin-off of its capital markets business unit, including the investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, U.S. Bancorp Piper Jaffray Companies Inc. As of September 30, 2003, Piper Jaffray Companies had assets of $2.6 billion. During the first nine months of 2003, Piper Jaffray Companies generated

38	U.S. Bancorp

revenue of $584.9 million (5.9 percent of total consolidated revenue) and contributed $29.3 million of net income, representing 1.0 percent of the Company’s consolidated net income. The Company intends to execute this plan as a tax-free distribution of 100 percent of its ownership interests in the capital markets business and plans to retain approximately $180 million of subordinated debt of the broker-dealer subsidiary, subject to regulatory approval. The distribution is subject to certain conditions including SEC registration, regulatory review and approval and a determination that the distribution will be tax-free to the Company and its shareholders. While the spin-off is expected to be completed in late 2003, the Company has no obligation to consummate the distribution, whether or not these conditions are satisfied. This distribution does not include brokerage, financial advisory or asset management services offered to customers through the Company’s other business units. The Company will continue to provide asset management services to its customers through its Private Client, Trust and Asset Management business units and access to investment products and services through its extensive network of licensed financial advisors within the retail brokerage platform of the Consumer Banking business unit.

Note 4	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related items of $38.6 million in the first nine months of 2003. In 2003, merger and restructuring-related items were primarily incurred in connection with the July 2001 acquisition of NOVA and with acquisitions of State Street Corporate Trust and Bay View Bank. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding business combinations.

The components of the merger and restructuring-related items are shown below:

	Nine Months Ended
	September 30, 2003

(Dollars in Millions)	NOVA	Other (a)	Total

Severance and employee-related	$.8	$—	$.8
Systems conversions and integration	21.7	6.3	28.0
Asset write-downs and lease terminations	6.8	3.0	9.8

Total	$29.3	$9.3	$38.6

(a)	Includes the acquisitions of State Street Corporate Trust, Bay View Bank and other smaller acquisitions.
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

U.S. Bancorp	39

The following table presents a summary of activity with respect to merger and restructuring-related accruals:

(Dollars in Millions)	USBM (a)	NOVA	Other (b)	Total

Balance at December 31, 2002	$18.6	$15.1	$18.4	$52.1
Provision charged to operating expense	—	29.3	9.3	38.6
Additions related to purchase acquisitions	—	—	(1.4)	(1.4)
Cash outlays	(10.3)	(23.3)	(12.2)	(45.8)
Noncash write-downs and other	—	—	(6.4)	(6.4)

Balance at September 30, 2003	$8.3	$21.1	$7.7	$37.1

(a)	Represents the organization created by the February 2001 acquisition by Firstar Corporation of the former U.S. Bancorp of Minneapolis, Minnesota.
(b)	Includes the acquisitions of State Street Corporate Trust, Bay View Bank and other smaller acquisitions.
     The adequacy of accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease the accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

	September 30,	December 31,
(Dollars in Millions)	2003	2002

Severance and employee-related	$13.7	$33.3
Lease termination and facility costs	18.5	17.2
Other	4.9	1.6

Total	$37.1	$52.1

Note 5	Loans

The composition of the loan portfolio was as follows:

	September 30, 2003		December 31, 2002

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$36,164	30.2%	$36,584	31.5%
Lease financing	5,006	4.2	5,360	4.6

Total commercial	41,170	34.4	41,944	36.1
Commercial real estate
Commercial mortgages	20,001	16.7	20,325	17.5
Construction and development	7,241	6.0	6,542	5.6

Total commercial real estate	27,242	22.7	26,867	23.1
Residential mortgages	12,976	10.8	9,746	8.4
Retail
Credit card	5,532	4.6	5,665	4.9
Retail leasing	5,825	4.8	5,680	4.9
Home equity and second mortgages	13,022	10.9	13,572	11.6
Other retail
Revolving credit	2,520	2.1	2,650	2.3
Installment	2,540	2.1	2,258	1.9
Automobile	7,270	6.1	6,343	5.5
Student	1,785	1.5	1,526	1.3

Total other retail	14,115	11.8	12,777	11.0

Total retail	38,494	32.1	37,694	32.4

Total loans	$119,882	100.0%	$116,251	100.0%

     Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.5 billion and $1.8 billion at September 30, 2003, and December 31, 2002, respectively.

40	U.S. Bancorp

Note 6	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $51.0 billion and $43.1 billion at September 30, 2003, and December 31, 2002, respectively.

The net carrying value of capitalized mortgage servicing rights was as follows:

	September 30,	December 31,
(Dollars in Millions)	2003	2002

Initial carrying value, net of amortization	$809	$849
Impairment valuation allowance	(181)	(207)

Net carrying value	$628	$642

Changes in capitalized mortgage servicing rights are summarized as follows:

	Nine Months Ended	Year Ended
(Dollars in Millions)	September 30, 2003	December 31, 2002

Balance at beginning of period	$642	$360
Rights purchased	45	229
Rights capitalized	263	357
Amortization	(113)	(94)
Rights sold	—	(24)
Impairment (a)	(209)	(186)

Balance at end of period	$628	$642

(a)	Mortgage servicing rights reparation of $108.5 million and impairment of $117.7 million were recognized during the third quarter of 2003 and 2002, respectively.

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	September 30,	December 31,
(Dollars in Millions)	2003	2002

Fair value	$628	$655
Expected weighted-average life (in years)	5.3	4.8
Discount rate	9.6%	9.8%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at September 30, 2003, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(90)	$(57)	$69	$128

     The Company utilizes the investment portfolio as an economic hedge against possible adverse interest rate changes. The Company also, from time to time, purchases principal-only securities that act as a partial economic hedge. The Company is able to recognize reparations from increases in fair value of servicing rights when impairment reserves are released.
     The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. In the current interest rate environment, mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cash flows than conventional mortgage loans. The Company’s servicing portfolio consists of the distinct portfolios of The Leader Mortgage Company, LLC (a wholly-owned subsidiary) and U.S.

U.S. Bancorp	41

Bank Home Mortgage. A summary of the Company’s mortgage servicing rights and related characteristics by segment as of September 30, 2003, was as follows:

		U.S. Bank Home Mortgage

	Leader
(Dollars in Millions)	Mortgage	Conventional	Government	Total

Servicing portfolio	$8,097	$34,114	$8,817	$51,028
Fair market value	$103	$387	$138	$628
Value (bps)	127	113	157	123
Weighted-average servicing fees (bps)	45	34	47	38
Multiple (value/servicing fees)	2.82	3.32	3.34	3.24
Weighted-average note rate	6.61%	5.95%	6.62%	6.19%
Age (in years)	3.3	1.4	2.1	1.8
Expected life (in years)	3.8	5.7	5.3	5.3
Discount rate	10.0%	9.2%	11.0%	9.6%

     The Leader Mortgage Company, LLC specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low and moderate income borrowers and are generally under government insured programs with down payment or closing cost assistance. As a result of the slower prepayment characteristics of the state and local loan programs, the Leader portfolio normally has a longer expected life relative to other servicing portfolios.
     The U.S. Bank Home Mortgage servicing portfolio is predominantly comprised of fixed-rate agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) with limited adjustable-rate or jumbo mortgage loans.

Note 7	Intangible Assets

The following table reflects the changes in the carrying value of goodwill for the nine months ended September 30, 2003:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets	Company

Balance at December 31, 2002	$1,332	$2,139	$736	$1,813	$305	$6,325
Goodwill acquired	—	1	5	2	1	9
Disposal	(5)	—	—	—	—	(5)
Reclass	2	(2)	—	—	—	—

Balance at September 30, 2003	$1,329	$2,138	$741	$1,815	$306	$6,329

Amortizable intangible assets consisted of the following:

	Estimated	Amortization	September 30,	December 31,
(Dollars in Millions)	Life (a)	Method (b)	2003	2002

Merchant processing contracts	8 years	AC	$567	$596
Core deposit benefits	10 years/6 years	SL/AC	439	505
Mortgage servicing rights	5 years	AC	628	642
Trust relationships	15 years/8 years	SL/AC	324	371
Other identified intangibles	8 years/9 years	SL/AC	180	207

Total			$2,138	$2,321

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted-average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b)	Amortization methods:

SL = straight line method AC = accelerated methods generally based on cash flows

42	U.S. Bancorp

Aggregate amortization expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions)	2003	2002	2003	2002

Merchant processing contracts	$33.4	$34.0	$98.1	$98.4
Core deposit benefits	22.0	19.4	66.2	59.2
Mortgage servicing rights (a)	(68.8)	143.7	321.4	195.9
Trust relationships	13.3	4.8	39.9	14.5
Other identified intangibles	10.9	9.5	32.6	28.3

Total	$10.8	$211.4	$558.2	$396.3

(a)	Includes mortgage servicing rights reparation of $108.5 million and a $117.7 million impairment for the three months ended September 30, 2003 and 2002, respectively, and impairments of $208.7 million and $132.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Below is the estimated amortization expense for the years ending:

(Dollars in Millions)

Remaining 2003	$120.3
2004	395.4
2005	334.3
2006	278.3
2007	238.0

Note 8	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The following table is a summary of the Trust Preferred Securities as of September 30, 2003:

		Trust
		Preferred
	Issuance	Securities	Debentures	Rate				Redemption
Issuance Trust (Dollars in Millions)	Date	Amount (a)	Amount	Type (b)	Rate		Maturity Date	Date (c)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%		December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35		November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75		May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	1.91	(d)	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	1.97	(e)	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27		December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32		December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09		November 2026	November 15, 2006

(a)	Company-obligated Mandatorily Redeemable Securities of Subsidiary Trusts at September 30, 2003, are recorded on the balance sheet at fair value. Carrying value includes a fair value adjustment of $60 million related to hedges on certain retail and institutional obligated trust securities, as well as prepaid issuance fees of $(5) million.
(b)	The variable-rate Trust Preferred Securities reprice quarterly.
(c)	Earliest date of redemption.
(d)	Three-month LIBOR +76.5 basis points
(e)	Three-month LIBOR +85.0 basis points
     On April 1, 2003, USB Capital II, a subsidiary company of U.S. Bancorp, redeemed 100 percent, or $350 million of its 7.20 percent Trust Preferred Securities. On May 2, 2003, USB Capital II was legally dissolved.
     Refer to Note 2 with respect to the potential impact of the adoption of FIN 46 relative to Trust Preferred Securities.

Note 9	Shareholders’ Equity

At September 30, 2003, and December 31, 2002, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,927.4 million and 1,917.0 million shares of common stock outstanding at September 30, 2003, and December 31, 2002, respectively.

     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of outstanding common stock through 2003. Under this program, the Company has repurchased 8.5 million shares of common stock through September 30, 2003.

U.S. Bancorp	43

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	2003	2002

Income before cumulative effect of change in accounting principles	$984.9	$860.3	$2,849.7	$2,476.6
Cumulative effect of change in accounting principles	—	—	—	(37.2)

Net income	$984.9	$860.3	$2,849.7	$2,439.4

Weighted-average common shares outstanding	1,926.0	1,915.0	1,922.4	1,916.0
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	14.8	8.3	11.1	10.7

Weighted-average diluted common shares outstanding	1,940.8	1,923.3	1,933.5	1,926.7

Earnings per share
Income before cumulative effect of change in accounting principles	$.51	$.45	$1.48	$1.29
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.51	$.45	$1.48	$1.27

Diluted earnings per share
Income before cumulative effect of change in accounting principles	$.51	$.45	$1.47	$1.29
Cumulative effect of change in accounting principles	—	—	—	(.02)

Net income	$.51	$.45	$1.47	$1.27

     For the three months ended September 30, 2003 and 2002, options to purchase 56 million and 128 million shares, respectively, and 92 million and 119 million shares for the nine months ended 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Stock-Based Compensation

The following table shows proforma compensation expense, net income and earnings per share adjusted as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Millions, Except Per Share Data)	2003	2002	2003	2002

Reported net income	$984.9	$860.3	$2,849.7	$2,439.4
Stock-based compensation expense included in reported net income, net of tax	2.2	2.5	7.6	8.6
Total stock-based compensation expense under the fair value method for all awards, net of tax	(26.6)	(32.4)	(84.5)	(100.5)

Proforma net income	$960.5	$830.4	$2,772.8	$2,347.5
Earnings per share
Reported net income	$.51	$.45	$1.48	$1.27
Stock-based compensation, net of tax	(.01)	(.02)	(.04)	(.05)

Proforma net income	$.50	$.43	$1.44	$1.22
Diluted earnings per share
Reported net income	$.51	$.45	$1.47	$1.27
Stock-based compensation, net of tax	(.01)	(.02)	(.04)	(.05)

Proforma net income	$.50	$.43	$1.43	$1.22

Note 12	Guarantees and Contingent Liabilities

Guarantees and contingent liabilities of the Company as of September 30, 2003, include:

LETTERS OF CREDIT

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including

44	U.S. Bancorp

commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at September 30, 2003, were approximately $9.5 billion with a weighted-average term of approximately 24 months. The estimated fair value of standby letters of credit was approximately $81.7 million at September 30, 2003.

GUARANTEES

Guarantees are contingent commitments issued by the Company to customers or other third-parties. The Company’s guarantees primarily include parent guarantees related to subsidiaries’ third-party borrowing arrangements; third-party performance guarantees inherent in the Company’s business operations such as indemnified securities lending programs and merchant charge-back guarantees; indemnification or buy-back provisions related to certain asset sales; synthetic lease guarantees; and contingent consideration arrangements related to acquisitions. For certain guarantees, the Company has recorded a liability related to the potential obligation, or has access to collateral to support the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees. The estimated fair value of guarantees, other than standby letters of credit, was approximately $114 million at September 30, 2003.

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2014. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $1.6 billion at September 30, 2003. The Company’s recorded liabilities as of September 30, 2003, included $43.2 million representing outstanding amounts owed to these third-parties and required to be recorded on balance sheet in accordance with generally accepted accounting principles.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $12.9 billion at September 30, 2003, and represented the market value of the securities lent to third-parties. At September 30, 2003, the Company held assets with a market value of $13.3 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $940.1 million at September 30, 2003, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

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

U.S. Bancorp	45

“charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.
     A cardholder, through its issuing bank, generally has until the later of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the four months preceding September 30, 2003, this amount totaled approximately $37.2 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At September 30, 2003, the Company held as collateral $28.5 million of merchant escrow deposits.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At September 30, 2003, the value of future delivery airline tickets purchased was approximately $1.4 billion, and the Company held collateral of $232.0 million in escrow deposits and lines of credit related to airline customer transactions.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2003, the Company recorded a liability for potential losses of $23.6 million.

Contingent Consideration Arrangements The Company has contingent payment obligations related to certain business combination transactions. Payments must be made as long as certain post-acquisition performance-based criteria are met or customer relationships are maintained. At September 30, 2003, the maximum potential future payments required to be made by the Company under these arrangements was approximately $75.0 million and primarily represented contingent payments related to the acquisition of State Street Corporate Trust business on December 31, 2002. If required, these contingent payments would be payable within the next 3 to 9 months.

Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements was approximately $7.8 billion at September 30, 2003. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facilities was $26.7 million at September 30, 2003, and was included in other liabilities.

     The Company guarantees payments to certain certificate holders of Company-sponsored investment trusts with varying termination dates extending through September 2004. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $49.2 million at September 30, 2003. At September 30, 2003, the Company had a recorded liability of $44.2 million, held $15.2 million in cash collateral and had other contractual sources of recourse available to it including guarantees from third-parties and the underlying assets held by the investment trusts.

OTHER CONTINGENT LIABILITIES

In connection with the industry-wide investigations of research analyst independence issues, the Company’s Capital Markets business line established a $50.0 million liability for probable claims that, in part, included a settlement with certain governmental and regulatory agencies of $25.0 million for investment banking regulatory matters and $7.5 million for funding independent analyst research for its customers.

46	U.S. Bancorp

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

Money Market Investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	September 30,	December 31,
(Dollars in Millions)	2003	2002

Interest-bearing deposits	$186	$102
Federal funds sold	66	61
Securities purchased under agreements to resell	284	271

Total money market investments	$536	$434

U.S. Bancorp	47

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Three Months Ended September 30,

	2003			2002

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Money market investments	$500	$1.6	1.28%	$683	$3.3	1.92%	(26.8)%
Trading securities	788	8.6	4.36	915	11.0	4.79	(13.9)
Taxable securities	37,221	403.6	4.34	29,321	372.2	5.08	26.9
Non-taxable securities	556	9.7	7.00	898	15.5	6.86	(38.1)
Loans held for sale	4,460	59.5	5.34	2,264	37.3	6.59	97.0
Loans (b)
Commercial	41,980	579.7	5.49	43,216	663.1	6.10	(2.9)
Commercial real estate	27,397	391.5	5.67	25,818	412.2	6.33	6.1
Residential mortgages	12,234	181.5	5.91	8,513	150.6	7.06	43.7
Retail	38,371	669.5	6.92	37,117	738.7	7.90	3.4

Total loans	119,982	1,822.2	6.03	114,664	1,964.6	6.80	4.6
Other earning assets	1,658	24.5	5.84	1,591	25.4	6.34	4.2

Total earning assets	165,165	2,329.7	5.61	150,336	2,429.3	6.43	9.9
Allowance for credit losses	(2,451)			(2,545)			(3.7)
Unrealized gain (loss) on available-for-sale securities	(544)			536			*
Other assets	28,071			24,740			13.5

Total assets	$190,241			$173,067			9.9

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$31,907			$28,838			10.6
Interest-bearing deposits
Interest checking	20,148	20.3	.40	15,534	25.8	.66	29.7
Money market accounts	33,980	78.9	.92	24,512	80.5	1.30	38.6
Savings accounts	5,846	5.2	.36	4,969	6.6	.52	17.6
Time certificates of deposit less than $100,000	14,824	105.1	2.81	18,710	177.0	3.75	(20.8)
Time deposits greater than $100,000	11,251	46.9	1.66	12,349	80.4	2.58	(8.9)

Total interest-bearing deposits	86,049	256.4	1.18	76,074	370.3	1.93	13.1
Short-term borrowings	12,584	47.7	1.50	9,641	56.4	2.32	30.5
Long-term debt	31,433	169.4	2.14	32,089	226.8	2.81	(2.0)
Company-obligated mandatorily redeemable preferred securities	2,576	23.6	3.65	2,954	34.7	4.65	(12.8)

Total interest-bearing liabilities	132,642	497.1	1.49	120,758	688.2	2.26	9.8
Other liabilities	6,675			6,196			7.7
Shareholders’ equity	19,017			17,275			10.1

Total liabilities and shareholders’ equity	$190,241			$173,067			9.9%

Net interest income		$1,832.6			$1,741.1

Gross interest margin			4.12%			4.17%

Gross interest margin without taxable-equivalent increments			4.10			4.15

Percent of Earning Assets
Interest income			5.61%			6.43%
Interest expense			1.20			1.82

Net interest margin			4.41			4.61

Net interest margin without taxable-equivalent increments			4.39%			4.59%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

48	U.S. Bancorp

U.S. Bancorp

Consolidated Daily Average Balance Sheet and Related
Yields and Rates (a)

	For the Nine Months Ended September 30,

	2003			2002

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Money market investments	$559	$8.2	1.96%	$725	$8.8	1.62%	(22.9)%
Trading securities	894	25.8	3.85	947	29.6	4.16	(5.6)
Taxable securities	35,429	1,222.1	4.60	27,321	1,066.1	5.20	29.7
Non-taxable securities	630	33.1	7.00	979	50.7	6.90	(35.6)
Loans held for sale	4,078	170.9	5.59	2,256	113.1	6.69	80.8
Loans (b)
Commercial	41,759	1,752.7	5.61	44,334	2,003.3	6.04	(5.8)
Commercial real estate	27,092	1,192.5	5.89	25,413	1,222.8	6.43	6.6
Residential mortgages	11,131	516.0	6.19	8,225	441.5	7.16	35.3
Retail	38,064	2,025.8	7.12	36,163	2,172.6	8.03	5.3

Total loans	118,046	5,487.0	6.21	114,135	5,840.2	6.84	3.4
Other earning assets	1,649	80.8	6.54	1,629	77.1	6.33	1.2

Total earning assets	161,285	7,027.9	5.82	147,992	7,185.6	6.49	9.0
Allowance for credit losses	(2,476)			(2,542)			(2.6)
Unrealized gain (loss) on available-for-sale securities	250			310			(19.4)
Other assets	27,956			24,257			15.2

Total assets	$187,015			$170,017			10.0

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$32,412			$27,872			16.3
Interest-bearing deposits
Interest checking	18,601	64.4	.46	15,336	77.5	.68	21.3
Money market accounts	31,285	238.4	1.02	24,563	232.4	1.27	27.4
Savings accounts	5,579	16.5	.40	4,901	19.7	.54	13.8
Time certificates of deposit less than $100,000	15,936	353.3	2.96	19,602	584.2	3.98	(18.7)
Time deposits greater than $100,000	12,836	178.9	1.86	10,865	227.8	2.80	18.1

Total interest-bearing deposits	84,237	851.5	1.35	75,267	1,141.6	2.03	11.9
Short-term borrowings	10,854	133.9	1.65	11,934	203.6	2.28	(9.0)
Long-term debt	31,214	540.7	2.31	29,584	635.7	2.87	5.5
Company-obligated mandatorily redeemable preferred securities	2,738	79.5	3.88	2,886	103.4	4.79	(5.1)

Total interest-bearing liabilities	129,043	1,605.6	1.66	119,671	2,084.3	2.33	7.8
Other liabilities	6,698			5,834			14.8
Shareholders’ equity	18,862			16,640			13.4

Total liabilities and shareholders’ equity	$187,015			$170,017			10.0%

Net interest income		$5,422.3			$5,101.3

Gross interest margin			4.16%			4.16%

Gross interest margin without taxable-equivalent increments			4.14			4.14

Percent of Earning Assets
Interest income			5.82%			6.49%
Interest expense			1.33			1.89

Net interest margin			4.49			4.60

Net interest margin without taxable-equivalent increments			4.47%			4.58%

(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.

U.S. Bancorp	49

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003.

(b) Reports on Form 8-K

     During the quarter ended September 30, 2003, and through the date of this report, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K dated July 15, 2003, relating to the Company’s second quarter, 2003 financial results.
•	Form 8-K dated October 21, 2003, relating to the Company’s third quarter, 2003 financial results.
•	Form 8-K dated October 23, 2003, announcing the names of six individuals expected to serve as outside members of the board of directors of Piper Jaffray Companies.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

DATE: November 14, 2003

50	U.S. Bancorp

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	September 30, 2003	September 30, 2003

Earnings
1. Income before cumulative effect of change in accounting principles	$984.9	$2,849.7
2. Applicable income taxes	507.4	1,476.7

3. Income before income taxes and cumulative effect of change in accounting principles (1 + 2)	$1,492.3	$4,326.4

4. Fixed charges:
a. Interest expense excluding interest on deposits	$240.7	$754.1
b. Portion of rents representative of interest and amortization of debt expense	18.1	56.8

c. Fixed charges excluding interest on deposits (4a + 4b)	258.8	810.9
d. Interest on deposits	256.4	851.5

e. Fixed charges including interest on deposits (4c + 4d)	$515.2	$1,662.4

5. Amortization of interest capitalized	$—	$—
6. Earnings excluding interest on deposits (3 + 4c + 5)	1,751.1	5,137.3
7. Earnings including interest on deposits (3 + 4e + 5)	2,007.5	5,988.8
8. Fixed charges excluding interest on deposits (4c)	258.8	810.9
9. Fixed charges including interest on deposits (4e)	515.2	1,662.4

Ratio of Earnings to Fixed Charges
10. Excluding interest on deposits (line 6/line 8)	6.77	6.34
11. Including interest on deposits (line 7/line 9)	3.90	3.60

U.S. Bancorp	51

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
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

Dated: November 14, 2003

52	U.S. Bancorp

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Moffett, Chief Financial Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
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

/s/ DAVID M. MOFFETT

David M. Moffett
Chief Financial Officer

Dated: November 14, 2003

U.S. Bancorp	53

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JERRY A. GRUNDHOFER	/s/ DAVID M. MOFFETT

Jerry A. Grundhofer Chief Executive Officer	David M. Moffett Chief Financial Officer

Dated: November 14, 2003

54	U.S. Bancorp

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