Form 10-K
period 2003-12-31
US BANCORP \DE\
filed 2004-02-27
CIK 36104

c o r p o r a t e
p r o f i l e

U.S. Bancorp, headquartered in Minneapolis, is the 8th largest financial services holding company in the United States with total assets exceeding $189 billion at year-end 2003.

Through U.S. Bank® and other subsidiaries, U.S. Bancorp serves 11.6 million customers, primarily through 2,243 full-service branch offices in 24 states. Customers also access their accounts and conduct all or part of their banking transactions through 4,425 U.S. Bank ATMs, U.S. Bank Internet Banking and telephone banking. In addition, a network of specialized U.S. Bancorp offices and representatives across the nation serves customers inside and outside our 24-state footprint through comprehensive product sets that meet the financial needs of customers beyond basic core banking. Backed by expertise and advanced technology, these sophisticated U.S. Bancorp products and services include large corporate services, payment services, private banking, personal and institutional trust services, corporate trust services, specialized large-scale government banking services, mortgage, commercial credit vehicles, and financial and asset management services.

Major lines of business provided by U.S. Bancorp through U.S. Bank and other subsidiaries include Consumer Banking; Payment Services; Private Client, Trust & Asset Management; and Wholesale Banking. U.S. Bank is home of the exclusive U.S. Bank Five Star Service Guarantee.

U.S. BANCORP AT A GLANCE
Ranking	8th largest bank in the U.S.

Asset size	$189 billion

Deposits	$119 billion

Loans	$118 billion

Earnings per share (diluted)	$1.93

Return on average assets	1.99%

Return on average equity	19.2%

Tangible common equity	6.5%

Efficiency ratio	45.6%

Customers	11.6 million

Primary banking region	24 states

Bank branches	2,243

ATMs	4,425

NYSE	USB

At year-end 2003

t a b l e o f c o n t e n t s
Graphs of Selected Financial Highlights	pg. 2

Financial Summary	pg. 3

Letter to Shareholders	pg. 4

Corporate Governance	pg. 5

Service Excellence	pg. 6

Lines of Business	pg. 8

Investing in Distribution and Scale	pg. 10

Attractive Business Mix	pg. 12

High-Value National Businesses	pg. 14

Community Partnerships	pg. 16

f i n a n c i a l s e c t i o n

Management’s Discussion and Analysis	pg. 18

Consolidated Financial Statements	pg. 62

Notes to Consolidated Financial Statements	pg. 66

Reports of Independent Auditors and Accountants	pg. 105

Five-Year Consolidated Financial Statements	pg. 106

Quarterly Consolidated Financial Data	pg. 108

Supplemental Financial Data	pg. 109

Annual Report on Form 10-K	pg. 112

CEO and CFO Certifications	pg. 119

Executive Officers	pg. 122

Directors	pg. 123

Corporate Information inside	back cover
Amendments to Non-Qualified Exec. Retirement Plan
Executive Employees Deferred Compensation Plan
Form of Change in Control Agreement
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Consent of PricewaterhouseCoopers LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO and CFO Pursuant to Sec. 906

g r a p h s  o f  s e l e c t e d
f i n a n c i a l  h i g h l i g h t s

Net Income (Dollars in Millions)

03 3,732.6
02 3,168.1
01 1,478.8
00 2,752.1
99 2,240.4

Diluted Earnings Per Common Share (In Dollars)

03 1.93
02 1.65
01 .76
00 1.43
99 1.16

Dividends Declared Per Common Share (a) (In Dollars)

03 .855
02 .780
01 .750
00 .650
99 .460

Return on Average Assets (In Percents)

03 1.99
02 1.84
01 .89
00 1.74
99 1.49

Return on Average Equity (In Percents)

03 19.2
02 18.3
01 9.0
00 19.0
99 16.9

Dividend Payout Ratio (In Percents)

03 44.1
02 47.3
01 97.4
00 45.1
99 39.3

Net Interest Margin (Taxable-Equivalent Basis) (In Percents)

03 4.49
02 4.65
01 4.46
00 4.38
99 4.43

Efficiency Ratio (b) (In Percents)

03 45.6
02 48.8
01 57.2
00 49.7
99 54.7

Tangible Common Equity to Assets (In Percents)

03 6.5
02 5.7
01 5.9
00 6.4
99 *

Average Assets (Dollars In Millions)

03 187,630
02 171,948
01 165,944
00 158,481
99 150,167

Average Shareholders' Equity (Dollars In Millions)

03 19,393
02 17,273
01 16,426
00 14,499
99 13,273

Average Equity to Average Assets (In Percents)

03 10.3
02 10.0
01 9.9
00 9.1
99 8.8

* Information was not available to compute pre-merger proforma percentage.
(a)	Dividends per share have not been restated for the 2001 Firstar/USBM merger.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

     f i n a n c i a l  s u m m a r y

Year Ended December 31				2003	2002
(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	2001	v 2002	v 2001

Total net revenue (taxable-equivalent basis)	$12,530.5	$12,057.9	$11,074.6	3.9%	8.9%
Noninterest expense	5,596.9	5,740.5	6,149.0	(2.5)	(6.6)
Provision for credit losses	1,254.0	1,349.0	2,528.8
Income taxes and taxable-equivalent adjustments	1,969.5	1,740.4	872.8

Income from continuing operations	$3,710.1	$3,228.0	$1,524.0	14.9	111.8
Discontinued operations (after-tax)	22.5	(22.7)	(45.2)
Cumulative effect of accounting change (after-tax)	—	(37.2)	—

Net income	$3,732.6	$3,168.1	$1,478.8	17.8	114.2

Per Common Share
Earnings per share from continuing operations	$1.93	$1.68	$.79	14.9%	112.7%
Diluted earnings per share from continuing operations	1.92	1.68	.79	14.3	112.7
Earnings per share	1.94	1.65	.77	17.6	114.3
Diluted earnings per share	1.93	1.65	.76	17.0	117.1
Dividends declared per share	.855	.780	.750	9.6	4.0
Book value per share	10.01	9.62	8.58	4.1	12.1
Market value per share	29.78	21.22	20.93	40.3	1.4
Average shares outstanding	1,923.7	1,916.0	1,927.9	.4	(.6)
Average diluted shares outstanding	1,936.2	1,924.8	1,940.3	.6	(.8)
Financial Ratios
Return on average assets	1.99%	1.84%	.89%
Return on average equity	19.2	18.3	9.0
Net interest margin (taxable-equivalent basis)	4.49	4.65	4.46
Efficiency ratio	45.6	48.8	57.2
Average Balances
Loans	$118,362	$114,453	$118,177	3.4%	(3.2)%
Investment securities	37,248	28,829	21,916	29.2	31.5
Earning assets	160,808	147,410	143,501	9.1	2.7
Assets	187,630	171,948	165,944	9.1	3.6
Deposits	116,553	105,124	104,956	10.9	.2
Total shareholders’ equity	19,393	17,273	16,426	12.3	5.2
Period End Balances
Loans	$118,235	$116,251	$114,405	1.7%	1.6%
Allowance for credit losses	2,369	2,422	2,457	(2.2)	(1.4)
Investment securities	43,334	28,488	26,608	52.1	7.1
Assets	189,286	180,027	171,390	5.1	5.0
Deposits	119,052	115,534	105,219	3.0	9.8
Total shareholders’ equity	19,242	18,436	16,745	4.4	10.1
Regulatory capital ratios
Tangible common equity	6.5%	5.7%	5.9%
Tier 1 capital	9.1	8.0	7.8
Total risk-based capital	13.6	12.4	11.9
Leverage	8.0	7.7	7.9

Forward-Looking Statements This Annual Report and Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of U.S. Bancorp. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in U.S. Bancorp’s reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) inflation, changes in securities market conditions and monetary fluctuations could adversely affect the value or credit quality of our assets, or the availability and terms of funding necessary to meet our liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter our business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (vii) changes in consumer spending and savings habits could adversely affect our results of operations; (viii) changes in the financial performance and condition of our borrowers could negatively affect repayment of such borrowers’ loans; (ix) acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated, or may result in unforeseen integration difficulties; (x) capital investments in our businesses may not produce expected growth in earnings anticipated at the time of the expenditure; and (xi) acts or threats of terrorism, and/or political and military actions taken by the U.S. or other governments in response to acts or threats of terrorism or otherwise could adversely affect general economic or industry conditions. Forward-looking statements speak only as of the date they are made, and U.S. Bancorp undertakes no obligation to update them in light of new information or future events.

“We are pleased to tell you that in 2003, we reported record earnings and also achieved the financial results to which we had committed.”

f e l l o w
s h a r e h o l d e r s :

Strong financial results. U.S. Bancorp delivered strong financial results in 2003, the culmination of five years of transformation and integration, during which we forged a company uniquely positioned to generate consistent earnings and revenue growth.

•	Earnings per share increased 17.6% over 2002
•	Record net income increased 17.8% over 2002
•	Industry-leading Return on Assets of 1.99%
•	Industry-leading Return on Equity of 19.2%
•	Industry-leading Tangible Common Equity of 6.5%
•	Positive debt rating changes by the rating agencies

Growing U.S. Bancorp. With virtually all integration and merger-related activities behind us, we are now focused solely on growing U.S. Bancorp by leveraging the breadth and depth of the powerful franchise we have built. Our five-year transformation allowed us to gain access to high-growth markets, to solidify strong regional positions and to build a national platform. During our integration process, we accelerated our cost control leadership. We are now extending that cost and execution leadership, as well as making significant strategic investments in our highest-potential businesses, and reaffirming our focus on delivering high-quality service.

Achieving our goals to build a stronger corporation. I am pleased to tell you that U.S. Bancorp accomplished the performance, credit quality and other goals we had previously committed to achieving. We met financial objectives — in particular, revenue growth, expense management, net interest margin and earnings per share.

In addition, and perhaps most importantly, we continue to show improvement in overall credit quality, a direct result of all we have done in the past two years to reduce this corporation’s risk profile. We also completed the spin-off of Piper Jaffray, further reducing risk and volatility in our business. Finally, we began a major expansion of our distribution channels in fast-growing markets within our franchise through the previously announced in-store branch partnerships with Safeway/Vons, Smith’s and Publix.

140 years of creating value for shareholders. We have targeted returning 80 percent of our earnings to shareholders through a combination of dividends and share repurchases.

The 17 percent common stock dividend increase approved by our Board of Directors and announced in December 2003 is a continuation of a long history of paying significant dividends, as well as a reflection of the Board’s confidence in this corporation’s future success.

U.S. Bancorp, through its predecessor companies, has increased its dividend in each of the past 32 years and has paid a dividend for 140 consecutive years.

In addition to the common stock dividend discussed above, as part of the December 2003 spin-off of Piper Jaffray, U.S. Bancorp distributed common shares of the new Piper Jaffray Companies in the form of a special dividend to eligible U.S. Bancorp shareholders.

Also in December 2003, our Board of Directors approved authorization to repurchase 150 million shares of outstanding U.S. Bancorp common stock during the next two years.

These specific steps were undertaken to increase the value of your shares; in addition, we manage this corporation with the long-term value of your investment as our paramount objective. It’s the reason we come to work each day.

Sincerely,

Jerry A. Grundhofer
Chairman, President and Chief Executive Officer
U.S. Bancorp
February 27, 2004

c o r p o r a t e
g o v e r n a n c e

Good corporate governance promotes ethical business practices, demands meticulous accounting policies and procedures and includes a structure with effective checks and balances. Corporate governance is vital to the continued success of U.S. Bancorp and the entire financial services industry. Our ethical standards have rewarded us with an enviable reputation in today’s marketplace — a marketplace where trust is hard to earn. Our shareholders, customers, communities and employees demand — and deserve — to do business with companies they can trust. U.S. Bancorp operates with uncompromising honesty and integrity. Our Board of Directors has had a Corporate Governance Committee for many years. We have implemented Corporate Governance Guidelines in response to today’s heightened concern. Our Corporate Governance Guidelines are available for you to view on our Internet web site at usbank.com. Following are some of the important elements of our Corporate Governance practices.

Independent oversight. Each of our Audit Committee, Compensation Committee and Governance Committee is composed entirely of independent outside directors. In fact, following our annual meeting, our Chairman, President and Chief Executive Officer will be the only member of our Board of Directors who is not independent. In addition, our Board of Directors and the committees of the Board meet in “executive session” without management in attendance at every meeting. The presiding director at every executive session of the Board is an independent director. The Board and each committee also have express authority to engage outside advisors to provide additional independent expertise for their deliberations.

Board of Directors’ focus on U.S. Bancorp. To ensure that our directors are able to focus effectively on our business, we limit the number of other public company boards a director may serve on to three. The Chairman, President and Chief Executive Officer of U.S. Bancorp serves on only two other public company boards. Audit Committee members may serve on no more than three other public company audit committees, and the chairman of the Audit Committee serves on no other audit committees.

Board of Directors’ knowledge and expertise. All of our directors are skilled business leaders. Directors are encouraged to attend continuing director education seminars in order to keep a sharp focus on current good governance practices. In addition, the Board and each committee may use outside advisors to add expertise on specific issues. Our directors have full and unrestricted access to our management and employees. Additionally, key members of management attend Board meetings from time to time to present information about the results, plans and operations of their business segments. The Board and each committee perform annual self-evaluations in order to assess their performance and to ensure that the Board and committee structure is providing effective oversight of corporate management. You may review the charters of each of our Board committees on our Internet web site at usbank.com.

Management’s ownership commitment. We understand clearly that U.S. Bancorp shareholders are the primary beneficiaries of management’s actions. All U.S. Bancorp executive officers and directors own shares of company stock, and in order to tightly align management’s interests with those of our shareholders, we have established stock ownership guidelines for our executive officers.

Disclosure controls. We have established rigorous procedures to ensure that we provide complete and accurate disclosure in our publicly filed documents. We have also established a telephone hotline for employees to anonymously submit any concern they may have regarding corporate controls or ethical breaches. Management investigates all complaints and directs to our Audit Committee any issues relating to concerns about our financial statements or public disclosures.

U.S. Bancorp Code of Ethics and Business Conduct. Each year, we reiterate the vital importance of our Code of Ethics and Business Conduct. The Code applies to directors, officers and all employees, who must certify annually their compliance with the standards of the Code. The content of the Code is based not solely on what we have the right to do, but, even more importantly, on what is the right thing to do. Our standards are higher than any legal minimum because our business is built on trust. You may review our Code of Ethics and Business Conduct on our Internet web site at usbank.com.

Communications with our Board of Directors. Shareholders can communicate with our Board of Directors by sending a letter addressed to the Board of Directors, the independent outside directors or specified individual directors, to:

The Office of the Corporate Secretary
U.S. Bancorp
800 Nicollet Mall
Minneapolis, MN 55402

s e r v i c e
e x c e l l e n c e

Great service is more than our goal; it’s the way we do business. Every U.S. Bancorp employee in every U.S. Bancorp line of business is committed to providing responsive, prompt and helpful service - every transaction, every relationship, every day. And our exclusive Five Star Service Guarantee backs up our promise to deliver the outstanding service our customers expect and deserve.

Five Star Service Guarantee ensures highest level of service. Exceptional service is the single most important thing U.S. Bank offers our customers. We make a promise to deliver the highest level of customer service and we boldly back up this pledge with the U.S. Bank Five Star Service Guarantee, which ensures the core service standards most important to our customers — such as availability, accuracy, timeliness and responsiveness — are met and exceeded. Every U.S. Bank customer is covered by one or more guarantees. If we fall short in keeping our service guarantees, and our customer tells us they did not get the service they expected and deserved, we pay the customer for the inconvenience.

Taking ownership of our business one employee at a time. Each line of business has developed and adapted its own Five Star Service Guarantee, defining the quality standards that are expected and demanded of every employee — standards that are based on meeting the diverse financial needs of all our customers. U.S. Bank has created an environment in which employees understand how their individual service and sales performance contributes to revenue growth and shareholder value. It is an environment where employees take ownership of their business, where they are held accountable for the company’s success and where they are compensated for measurable performance results.

Service is foundation of success. U.S. Bank employees are recognized and rewarded for their outstanding service. Our Pay for Performance compensation program rewards employees financially and personally for their achievements in meeting service and sales goals and for their contributions to company earnings. Customized line of business incentive programs drive employees to generate revenue while fulfilling customers’ needs. Each quarter, 20 selected employees who exemplify our high service standards are inducted into the prestigious Circle of Service Excellence.

The Service Advantage puts customers at center of everything we do. To deepen our commitment to superior service, in 2003, we launched The Service Advantage, an innovative internal initiative designed to increase customer access and convenience; simplify customer issue solutions; make quality service central to hiring, orientation and training; and improve the common customer experience. Our Service Council is the driving force behind The Service Advantage; it is comprised of senior managers from every line of business who identify areas of improvement, analyze customer satisfaction measurements and implement resolutions that create greater customer satisfaction and loyalty. We are enhancing existing and creating new internal service techniques and processes, as well, so that our frontline employees have the tools and support they need to better meet customer expectations. By the end of first quarter 2004, every U.S. Bank employee will have received personalized training on the core principles of The Service Advantage.

Cacique® is the #1 selling brand of Hispanic-style cheeses and creams in the world. For over three decades, the family owned and operated company has produced authentic cheeses, creams and chorizos, growing from a small, abandoned facility to one of the world’s most sophisticated cheese manufacturing facilities. Cacique is committed to quality, heritage and tradition, sharing this legacy with the community through a long history of philanthropy, including Fighting Diabetes Together, a recent collaboration with City of Hope®. U.S. Bank Commercial Banking partners with Cacique to provide flexible, competitive products to meet the financial needs of this unique company.

U.S. Bancorp meets the diverse financial needs of our customers by providing innovative, creative answers through specialized lines of business. Across 24 states and beyond, our experienced bankers share ideas, best practices, capabilities and cross-sell opportunities, supported by advanced technology and operating systems. The results are competitive benefits for our customers and competitive advantages for U.S. Bancorp.

l i n e s  o f
b u s i n e s s

KEY BUSINESS UNITS

•	Commercial Banking
•	Commercial Real Estate
•	Corporate Banking
•	Correspondent Banking
•	Dealer Commercial Services
•	Equipment Leasing
•	Foreign Exchange
•	Government Banking
•	International Banking
•	Specialized Industries
•	Treasury Management

Wholesale Banking offers strategic lending, depository, treasury management and other financial services to middle market, large corporate, financial institution and public sector customers. Experienced, accessible relationship managers serve as our customers’ link to all the products, credit, support and resources that the extensive scope of U.S. Bancorp provides.

S U C C E S S E S
•	Launched U.S. Bank Returned Check Management, providing customers the capability to consolidate all returned items to one location, convert them to electronic items and monitor collection on a state-of-the-art web-based reporting system.
•	Introduced Global Trade Works, an industry-leading web-based Trade Finance Product Suite; delivers increased customer productivity by providing secure online access to real-time data and extensive reporting capabilities, and allows customers to initiate letters of credit via the Internet.
•	Introduced enhancements to U.S. Bank ONLINE BANKER services, a web-based cash management solution; provides a single point of access to information reporting, plus the initiation of wire transfers, ACH, book transfers, stop payments and data export functions.
•	Expanded U.S. Bank FIRSTLook Now, a new wholesale lockbox image service that offers same-day, online customer access to wholesale lockbox checks and invoices, plus added CD-ROM archive capabilities.
•	Developed a new remittance processing system for government banking customers that integrates payment and remittance information received over the Internet via a newest generation image-based lockbox system; speeds processing, provides more valuable incoming payment information, enhances service quality and is scalable and upgradable as customer needs change.

The Washington State Housing Finance Commission seeks partnerships that create greater access to housing and community services throughout the state of Washington. U.S. Bank Corporate Trust Services provides the continuous, personalized service and customized administration capabilities that are vital to the success and growth of the Housing Finance Commission.

KEY BUSINESS UNITS

•	Corporate Payment Systems
–	Travel and entertainment, purchasing, fleet, freight payment systems and business-to-business payment

•	NOVA Information Systems, Inc.
–	Merchant processing with top 3 market share

•	Retail Payment Solutions
–	Relationship-based retail payment solutions; includes credit, debit and stored value cards through U.S. Bank, Elan financial institutions and co-brand partners

•	Transaction Services
–	ATM Banking
–	Elan Financial Services, a single source provider of transaction processing for financial institutions nationwide

Our unique Payment Services business specializes in credit and debit cards, commercial card services, business-to-business payment and ATM and merchant processing. Customized products delivered through leading-edge technology channels equip consumers, small businesses, merchants of every size, government entities, large corporations, financial institutions and co-brand partners with the most advanced payment services tools available.

S U C C E S S E S
•	Released AccountCommander, Voyager Fleet Systems’ newest online account maintenance tool, to customers nationwide, marking the first phase of Voyager’s FleetCommander Online, a web-based fuel management program designed to provide complete, convenient online account access.
•	Introduced eQuest,™ an Internet-based application that allows financial institution customers to analyze and report on daily ATM and debit transaction activity; eQuest generates a suite of informational reports with customized selection criteria.
•	Expanded the Fastbank® ATM network through Elan Financial Services to become the 12th largest ATM network in the nation.
•	Launched Electronic Check Service and Electronic Gift Card programs through NOVA Information Systems; these value-added products enhance the payment services offerings for bank partners, and improve cash flow and point-of-sale operations for merchant customers.
•	Entered the health care payment segment through the MedAssist Advantage Plan (MAP), offering a new solution for patient financing.

KEY BUSINESS UNITS

•	Corporate Trust Services
–	Escrow
–	Public Finance/Structured Finance/Corporate Finance
–	Document Custody

•	Institutional Trust & Custody
–	Retirement Plans
–	Institutional Custody
–	Master Trust

•	Private Client Group
–	Private Banking
–	Personal Trust
–	Investment Management
–	Financial and Estate Planning

•	U.S. Bancorp Asset Management, Inc.
–	First American Funds™
–	Private Asset Management
–	Institutional Advisory
–	Securities Lending

•	U.S. Bancorp Fund Services, LLC
–	Mutual Fund Administration and Compliance
–	Transfer Agent
–	Mutual Fund Accounting
–	Fund Distribution
–	Partnership Administration
–	Offshore Trust Administration

Private Client, Trust & Asset Management meets diverse wealth management needs through best-in-class personal trust, corporate trust, institutional trust and custody, private banking, financial advisory, investment management and mutual fund and alternative investment product services. Expert advisers and relationship managers offering sophisticated knowledge and personalized service give U.S. Bank a competitive advantage.

S U C C E S S E S
•	Launched a number of new products to meet individual and institutional investors’ needs, including the First American Stable Asset Advisor Fund - designed for investors who seek preservation of principal and competitive returns; new institutional-class money market shares; and a unique alliance with Coast Asset Management to provide qualified investors with absolute-return hedge-fund-of-fund products.
•	Expanded U.S. Bancorp Fund Services, LLC service offerings to include private investment products, such as investment partnerships and separately managed accounts.
•	Unveiled the U.S. Bank Trust Investor Reporting web site usbank.com/abs, providing investors in public and private corporate trust transactions the ability to assign entitlements for access to private deals; offers a customized portfolio, improved factor and payment searching and a simplified navigational flow for excellent customer usability.
•	Expanded TrustNow Essentials, a new comprehensive online reporting system allowing Corporate Trust Services, Institutional Trust & Custody and Private Client Group customers to view, print and download trust statements and reports via the Internet 24 hours a day, seven days a week.
•	Successfully completed purchase of State Street Corporate Trust and resulting systems conversions, seamlessly integrating approximately 20,000 new client issuances, 365,000 bondholders and $689 billion in assets to the U.S. Bank Corporate Trust Services platform.

Our industry-leading Consumer Banking delivers a full range of products and services to the broad consumer market and small businesses through full-service banking offices, ATMs, telephone customer service and telesales, online banking and direct mail. A disciplined sales culture, optimal distribution channel convenience and a mandate for quality service are the hallmarks of Consumer Banking.

S U C C E S S E S
•	Enhanced our unique Checking That Pays® program, giving customers who use their U.S. Bank Visa® Check Card the choice of four different reward options. In August 2003, rewarded more than one million Checking That Pays customers with an annual cash rebate. Expanded Checking That Pays to business check card customers, too.
•	Introduced free U.S. Bank Internet Bill Pay, eliminating the monthly fee and making online bill payment even easier for consumer checking account customers.
•	Enhanced usbank.com with a host of new features, including free online account statements through U.S. Bank Internet Banking, instant application decisions for U.S. Bank Cash Rewards Cards and U.S. Bank Student Checking Account, direct enrollment in the online security program Verified by Visa®, and Spanish-language additions to usbank.com/espanol.
•	Introduced U.S. Bank Home Mortgage Payment Buster, a new mortgage loan program that reduces monthly payments and eliminates the need to purchase mortgage insurance.
•	Partnered with the United States Hispanic Chamber of Commerce to create ¡Capital!, a first-of-its-kind, strategic loan program designed to meet small business lending needs in high-growth Hispanic markets nationwide.
•	Reached the $1 billion milestone in outstanding recreation finance loans just two years after inception of our Recreation Finance Division; announced the creation of the U.S. Bank manufactured housing finance business, modeled after our successful recreation finance strategies and partnerships.
•	Expanded Student Banking Campus Card relationships with Bellarmine University, Creighton University, Gonzaga University, John Carroll University, Minnesota State University Moorhead and San Diego State University; multi-purpose campus ID card provides students with official campus identification and ATM access, plus convenient access to laundry facilities, vending machines, health services, computer labs and more.

KEY BUSINESS UNITS

•	24-Hour Banking and Financial Sales
•	Business Equipment Finance Group
•	Community Banking
•	Consumer Lending
•	Group Sales and Student Banking
•	Home Mortgage
•	In-store and Corporate On-site Banking
•	Investments and Insurance
•	Metropolitan Branch Banking
•	SBA Division
•	Small Business Banking

strength in numbers

- Leading depository bank for federal, state and municipal governments
- Leading correspondent banking depository for community banks
- Top 2 agricultural lender

- Top 6 bank-owned equipment leasing company
- Top 7 treasury management provider
- Top 2 Small Business Administration (SBA) bank lender by loan dollar volume
- Top 3 small business lender
- Top 4 Small Business Internet Banking site as rated by Speer and Associates
- Top 3 merchant payment processor
- #1 commercial card issuer
- Top 2 corporate card provider
- Top 2 fleet card provider
- Top 2 freight payment provider
- Top 2 bank-owned ATM network
- Top 12 ATM network through Fastbank, owned by Elan Financial Services
- Top 5 check processor
- Top 7 U.S. credit and debit card issuer in total sales volume
- Top 8 worldwide credit and debit card issuer in total sales volume

- Top 7 in ATM volume
- Top 9 ATM processor
- Processor of 7% of all ATM/debit point of sale transactions in the U.S.
- Processor of ATM/debit/credit transactions for more than 21% of all banks in the U.S.
- #1 municipal finance trustee
- Top 5 in corporate, asset-backed and mortgage-backed bond issues
- Top 5 bank-affiliated U.S. mutual fund family through First American Funds
- Top 5 full-service, third-party provider of mutual fund services
- Top 6 bank provider of recordkeeping by assets
- Top 11 domestic bank securities custodian
- Private Client Group has $68.2 billion in assets under administration
- U.S. Bancorp Asset Management has more than $127.7 billion in assets under management*; ranks as the 37th largest asset manager domiciled in the U.S.
- First American Funds family includes open-end funds with assets of more than $57.6 billion*
- A number of First American Funds products have received notable recognition from both third-party rating and ranking agencies
- #1 Retail Internet Banking site as rated by Speer and Associates
- #1 retail auto lessor
- Top 3 in-store branch network
- Top 4 branch network
- Top 6 bank dealer indirect consumer loan provider

- Top 9 student loan provider
- Top 20 U.S. home mortgage lender
- U.S. Bank Consumer Finance has more than $6 billion in loan receivables

*Assets are as of December 31, 2003, and reflect U.S. Bancorp Asset Management, Inc., and its affiliated private asset management group within U.S. Bank National Association. Investment products, including shares of mutual funds, are not obligations of, or guaranteed by, any bank, including U.S. Bank or any U.S. Bancorp affiliate, nor are they insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. An investment in such products involves investment risk, including possible loss of principal. U.S. Bancorp Asset Management, Inc., serves as the investment advisor to First American Funds. First American Funds are distributed by Quasar Distributors, LLC, an affiliate of the investment advisor.

U.S. Bancorp strategically invests in the distribution channels, lines of business and markets with high potential for growth. These investments take full advantage of the existing resources, capabilities and national platforms we have built, enhancing our core geography and increasing customer convenience with moderate expenditure and low risk to the company.

           i n v e s t i n g  i n
 d i s t r i b u t i o n  a n d  s c a l e

Distribution channels deliver anytime access. Our distribution channels — including 2,243 branch banking offices in 24 states, 4,425 U.S. Bank ATMs, 24-hour call center service, U.S. Bank Internet Banking and specialized trust, brokerage and home mortgage offices — form the foundation of our powerful presence in many of the country’s high-growth, diversified markets. Our growing branch network operates in three strategically segmented formats. Community Banking delivers our full range of products and services in smaller, non-urban communities through the local office. Metropolitan Banking serves branch customers in larger and urban locations as a separate line of business through partnerships with all businesses of the bank. Our highly successful In-store Banking operates branches inside grocery stores, colleges and universities, workplaces, retirement centers and other high-traffic locations.

Expanding in-store banking office distribution. In 2003, we began a major expansion of our in-store network — the third largest in the country — by partnering with supermarket retailers Safeway Inc., Publix and Smith’s Food & Drug Stores. Beginning with six new Nashville Publix branches in 2003, by the end of 2004, U.S. Bank will have opened 15 new Smith’s in-store branches in Utah, and by the end of 2005 we will have opened a total of 163 new full-service in-store locations in Safeway and Vons stores throughout California, Arizona and Nevada.

Strategic investments solidify our position in high-growth markets and businesses. In 2003, U.S. Bank completed system conversions resulting from the 2002 purchase and deposit assumption of 57 Bay View Bank branches in California. This transaction strengthened the U.S. Bank geographic footprint in California, adding to existing U.S. Bank branches to create an integrated network offering complete coverage of the fast-growing Greater Bay area- San Francisco, San Jose, Alameda County, Contra Costa County, Santa Rosa, Vallejo-Fairfield-Sonoma and Santa Cruz.

In 2003, U.S. Bank also completed system conversions resulting from the purchase of State Street Corporate Trust in 2002. This transaction strongly complemented our existing corporate trust business, making U.S. Bank the leading corporate trust provider in New England in addition to our current lead status in the Northwest, West and Central regions of the country.

With over thirty-five years of experience, Millennium Development Corp. has invested in and developed a wide variety of real estate projects ranging from agricultural land to office buildings to shopping centers. As an equity participant in each project, Millennium Development Corp. is committed to preserving capital and producing an attractive return on investment. For more than 10 years, U.S. Bank Small Business Banking has provided the cash flow management, credit and financing resources that support Millennium Development’s business vision.

a t t r a c t i v e
b u s i n e s s  m i x

The sports, educational and cultural programs of the Mathews-Dickey Boys’ & Girls’ Club in St. Louis instill “The Three R’s: Respect, Restraint & Responsibility” within more than 40,000 deserving young men and women each year. In 1982, President Ronald Reagan recognized the Club’s neighbor-helping neighbor concept by declaring it a model for the country. Numerous other government, media, sports and civic luminaries have applauded the 44-year-old organization’s impact in keeping more than one million youth on the fields, in the classroom and off the streets. We’ve enjoyed a successful relationship with Mathews-Dickey, a long-time client of the U.S. Bank Private Client Group. We are proud to manage the Endowment Fund for Mathews- Dickey to support its youth-enrichment programs for years to come.

U.S. Bancorp serves multiple customer segments in our 24-state footprint through a broad, attractive business mix with scale, resulting in competitive advantages, operating economies, reduced risk, diversified revenue streams and a wide range of ways to satisfy every customer.

U.S. Bancorp has a very attractive growth franchise. Our core regional businesses operate in our 24-state footprint and benefit from the geographic density of our banking locations and franchise support in terms of cross-sell, crossservicing and back-office support. Our top-performing regional businesses, combined with our specialized national-scale businesses, create a diversified and advantaged revenue mix of both spread and fee income from discrete sources. With challenge, opportunity, risk and reward spread across all geographic markets and a wide range of customer and business segments, we are positioned to capitalize on a recovering economy, while tolerating individual market or industry weaknesses.

Improving business unit trends. We see strong business momentum in Consumer Banking; we opened nearly a quarter of a million more checking accounts than were closed in 2003. A checking account is our retail customers’ primary link to U.S. Bank and is the basis for our 11.7 percent compound annual growth rate in branch-generated average low-cost core deposits. More importantly, checking is the starting point for expanded consumer relationships, reflected in a 12 percent compound annual growth rate in branch-generated average retail loans. Small business loans and branch-based investment product fee income also showed double-digit growth rates.

Our investment in distribution in high-growth markets continues, most particularly our current in-store branch expansion and our extension of mortgage banking origination capabilities in western markets.

In our Wholesale Banking business, the timing of commercial loan growth is still uncertain; however, we expect credit improvement trends to continue, a key driver of future growth. Along with loan generation, our relationship managers are putting renewed focus on providing appropriate supplementary services and deposit products to our commercial customers.

Improving equity markets are driving growth in our Private Client, Trust & Asset Management business units, as are outstanding service and our exceptional personal attention to each customer. Deposits, total loans and noninterest income are on upward trends. We strive to increase the level and breadth of services we provide to corporate executives, business owners, legal and healthcare professionals, professional athletes and non-profit organizations with their specialized and complex financial needs. Private Client Group earns an increasing share of wallet through expert investment management, financial planning, personal trust and private banking services. Institutional investment needs are met with high-performing securities lending, equity, fixed income and cash products.

Revenue by
Business Segment

15.1% Metropolitan Banking
11.9% Community Banking
10.3% Retail Payment Solutions
  6.7% Corporate Banking
  6.2% NOVA Information Systems
  5.5% Middle Market Banking
  4.9% Mortgage Banking
  4.3% Consumer Lending
  3.9% Private Client Group
  3.4% Commercial Real Estate
  2.5% Corporate Trust
  2.0% Government Banking
  1.9% Asset Management
  1.9% Corporate Payment Systems
  1.1% Institutional Trust
    .7% Fund Services

Diversified
Regional Businesses

Consumer Banking

Community Banking
In-store Banking
Insurance
Investments
Metropolitan Banking
Small Business Banking

Institutional Trust

Middle Market Banking

Private Client Group

With top-ranked payment services, expertise in highly specialized businesses, advanced technological capabilities and financial products and services not limited by location, U.S. Bancorp has built a national standing in a number of high-growth businesses.

               h i g h — v a l u e  n a t i o n a l
b u s i n e s s e s

Lockheed Martin Corporation, the world’s premier advanced technology systems integrator, has partnered with U.S. Bank Corporate Payment Systems for ten years, adopting a full range of Corporate Payment Systems services, including corporate travel card and purchasing card programs. As a result of U.S. Bank Corporate Payment Systems’ flexibility and client-focus, Lockheed Martin recently extended its purchasing card commitment with a new five-year contract

Connie Mearkle (left), Assistant Treasurer,
and Molly Chung (right), Director,
Global Treasury Operations
Lockheed Martin Corporation
Bethesda, MD

Payment Services is a high-value, growth business without boundaries. U.S. Bank has developed innovative payment services to meet the rapidly expanding needs of consumers, businesses, financial institutions, government entities and millions of merchants throughout the world. This line of business has unlimited potential, and we utilize our expertise, technology and reputation for service to seize a growing share of business within this burgeoning arena.

We are the Number 3 merchant processor (NOVA), the Number 1 Visa commercial card issuer, the Number 2 small business card issuer, the Number 7 Visa and MasterCard® consumer card issuer, the Number 2 bank-owned ATM network, the Number 2 universal fleet card (Voyager) and the Number 2 freight payment provider (PowerTrack®).

Through NOVA Information Systems, recognized for superlative customer service and technical proficiency, our Merchant Processing business ranks third in the nation and serves more than 600,000 merchant locations in the United States and in Europe. We continue to expand this business through penetration of the U.S. Bank customer base of merchants and through ongoing activities, backed by the full resources of U.S. Bancorp, to gain additional merchant customers.

Our Retail Payment Solutions business is unique among large issuers in that we build this business in large part on relationship-based efforts among our retail and small business customers, among our growing network of correspondent financial institutions and with a star-studded roster of co-brand partners. There is enormous potential in the further penetration of our existing customer base and in our ability to stay at the leading edge of new product introductions.

Corporate Payment Systems is at the forefront of payment providers, using leading technology and expertise to automate the entire payment continuum for commercial buyers and sellers. Card solutions like One Card, Corporate Card, Purchasing Card and Fleet Card provide flexible solutions for classic payables, while PowerTrack adds increased control and sophisticated pre-payment audits for complex business-to-business procurement processes.

With a compelling investment in the industry’s best technology, our Transaction Services is the hub of electronic payments transactions for all U.S. Bancorp ATMs, as well as ATMs, credit and debit cards, merchant processing, and the electronic funds transfer network gateway for other financial institutions, through Elan Financial Services. With expertise, technology, economy of scale and existing potential still within our markets, this is a full-service, start-to-finish business with growth expectation.

Diverse U.S. Bancorp national businesses serve customers coast to coast. U.S. Bank is a leading financial resource for local and state government, political sub-divisions and the federal government through our Government Banking business. We are one of the largest tax payment processors for the U.S. Government, and we provide a wide range of financial services for the Department of Defense, as well as web and lockbox collection services for the U.S. Department of Homeland Security. Mortgage Banking originates loans in all 50 states. We are targeting becoming a Top 10 mortgage provider through expanded sales efforts nationally and also the extension of our Mortgage Banking as a primary line of business into our western markets.

With expertise to support the nation’s largest corporations, specialized industries and our middle market customers, Corporate Banking provides services to meet the most complex transactional, credit, financial management, international financing and exchange, and risk mitigation needs. We are also a national leader in treasury management services. Our relationship-based model succeeds on the experience of our managers, the economies of scope and scale derived from our size and geography and our commitment to cost management. As the leading provider of municipal trust services and a top provider of corporate, escrow and structured finance services, Corporate Trust Services brings an unrelenting commitment to exceeding expectations by providing the right solutions at the right time for customers nationwide.

U.S. Bancorp Asset Management leverages the multiple distribution channels and broad geographic range of U.S. Bank to deliver the First American family of mutual funds, which encompasses a full range of equity and fixed income investment strategies. We are a performance-driven culture of expanding non-proprietary distribution, and we continue to promote U.S. Bancorp Asset Management to prospective customers nationwide.

National
Businesses

Asset Management
Commercial Real Estate
Consumer Lending
Corporate Banking
Corporate Payment Systems
Corporate Trust
Elan Financial Services
Equipment Financing
Fund Services
Government Banking
Institutional Custody
Mortgage Banking
NOVA Information Systems
Retail Payment Solutions
Transaction Services

                c o m m u n i t y
p a r t n e r s h i p s

Our commitment to helping build strong communities begins with local market leadership and dedicated community involvement. U.S. Bancorp and our employees are committed to giving and volunteerism in the markets we serve. We make this investment proudly, promoting powerful partnerships and fostering economic development in communities, small and large, across the country.

Creating stronger communities for a stronger company. U.S. Bancorp is not just part of the community — we’re a partner in all the communities we serve across the country. Working with people, businesses and non-profit organizations in these local markets, we assist with economic, educational and cultural development. As an active partner, U.S. Bancorp provides superior, competitive products and services to every customer we serve, while offering customized financial solutions to customers and businesses who need assistance overcoming challenging financial situations. By helping to create strong, vibrant communities, U.S. Bancorp is building a healthy marketplace for our company - one community at a time.

Sponsorships support quality of life. The enduring vitality of a community is ultimately in the hands of its artists, athletes, performers, scholars, musicians and the institutions that train, educate, nurture and promote them. We extend sponsorship support to a variety of music, arts, sports and education programs, in addition to many other civic and cultural activities. From county fairs to the performing arts to professional, minor league, collegiate and high school sports, U.S. Bancorp supports a diverse range of opportunities and interests of our customers.

Empowering local leaders. To meet the unique needs of the communities we serve, local leaders are empowered with the autonomy to customize all the resources of U.S. Bancorp for their individual markets. Coupled with the valuable insight of local market leaders, local boards provide further knowledge, expertise and insight into each community’s businesses, industries and important causes. Together, this leadership team is equipped with the first-hand knowledge needed to make strategic pricing and business development decisions that strengthen both U.S. Bancorp and the community.

Investing in our employees. The U.S. Bancorp Development Network promotes the personal and professional development of our employees by enhancing leadership, management and communication skills; organizing networking opportunities; providing community involvement opportunities; and encouraging and capitalizing on the diversity of our employees. The Development Network is composed of 42 geographically based chapters, which share these objectives and fulfill the program’s mission by organizing professional and community service activities, such as financial and leadership seminars for employees, mentoring opportunities, charitable fundraising drives and more.

U.S. Bank gives “Back 2 Schools in Minnesota.” U.S. Bank is investing nearly $500,000 in programs that support Minnesota teachers, high schools and students during the 2003-2004 school year. Designed to enrich student learning, recognize outstanding high school students and assist school athletic programs, Back 2 Schools is part of the ongoing investment U.S. Bank makes in Minnesota schools. Cynthia Welsh, teacher at Cloquet High School, has developed an interactive science discovery class using the funds she received from a U.S. Bank Back 2 Schools grant. Cynthia and her students collaborate with the Fond du Lac Band of Lake Superior Chippewa and other local scientists conducting environmental research that benefits the entire community.

Management’s Discussion and Analysis

OVERVIEW

In 2003, U.S. Bancorp and its subsidiaries (the “Company”) achieved each of the goals outlined for the year despite challenging economic conditions in early 2003. We began the year with several specific financial objectives. The first goal was to focus on organic revenue growth. In 2003, the Company’s revenue growth of 3.9 percent included 3.7 percent growth in revenue from baseline business products and services. The second goal was to continue improving our operating leverage. During 2003, our efficiency ratio improved to 45.6 percent compared with 48.8 percent in 2002. Third, the Company was determined to continue improving its credit quality and reduce the overall risk profile of the organization. Nonperforming assets have declined 16.4 percent from a year ago and total net charge-offs decreased to 1.06 percent of average loans outstanding in 2003 compared with 1.20 percent in 2002. Finally, despite the challenges of 2003, the Company always desires to grow revenues faster than expenses. The Company’s results for 2003 reflect the achievement of this objective.

     The Company’s strong performance is also reflected in our capital levels and the improving outlook by our credit rating agencies relative to a year ago. Equity capital of the Company has increased to 6.5 percent of tangible common equity at December 31, 2003 from 5.7 percent at December 31, 2002. Credit ratings assigned by various credit rating agencies reflect the favorable rating agency views of the direction of the Company’s credit quality, risk management, liquidity and capital management practices and our ability to generate earnings. Each of these factors is considered important by management and discussed further throughout this document.
     In concert with achieving our stated financial objectives, the Company took key steps to strategically change the risk profile of the organization and enhance shareholder value. The Company’s financial statements reflect decisions by the Company to spin off Piper Jaffray Companies (“Piper Jaffray”) and to adopt the fair value method of accounting for stock-based compensation. Additionally, in December 2003 we announced an expanded share repurchase program and further increased our cash dividend resulting in a 23.1 percent increase from the dividend rate in the fourth quarter of 2002. The tax-free distribution of Piper Jaffray strategically changed the risk profile of the Company by reducing the earnings volatility and business risks associated with investment banking and resulted in the distribution to our shareholders of an independent company with approximately $880 million of market value shortly after the distribution.
     In connection with the Piper Jaffray spin-off and the change in our method of accounting for stock-based compensation, the financial statements of the Company have been restated for all prior periods. As such, historical financial results related to Piper Jaffray have been segregated and accounted for in the Company’s financial statements as discontinued operations.

Earnings Summary The Company reported net income of $3.7 billion in 2003, or $1.93 per diluted share, compared with $3.2 billion, or $1.65 per diluted share, in 2002. Return on average assets and return on average equity were 1.99 percent and 19.2 percent, respectively, in 2003, compared with returns of 1.84 percent and 18.3 percent, respectively, in 2002. Net income in 2003 included after-tax income from discontinued operations of $22.5 million, or $.01 per diluted share, compared with an after-tax loss of $22.7 million, or $.01 per diluted share, in 2002. Included in net income for 2002 was an after-tax goodwill impairment charge of $37.2 million, or $.02 per diluted share, primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. This charge was taken at the time of adopting new accounting standards related to goodwill and other intangible assets and was recognized as a “cumulative effect of accounting change” in the income statement. Refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion of the impact of changes in accounting principles.

     In 2003, the Company had income from continuing operations, net of tax, of $3.7 billion, or $1.92 per diluted share, compared with $3.2 billion, or $1.68 per diluted share, in 2002. The 14.9 percent increase in income from continuing operations was primarily due to growth in net revenue, lower expenses and decreased credit costs. Net income from continuing operations included after-tax merger and restructuring-related items of $30.4 million ($46.2 million on a pre-tax basis), compared with after-tax merger and restructuring-related items of $209.3 million ($321.2 million on a pre-tax basis) in 2002. The $275.0 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion of integration activities associated with the merger of Firstar Corporation and the former U.S. Bancorp of Minneapolis (“USBM”) at the end of 2002. Partially offsetting this favorable item in 2003 was a year-over-year decrease of $55.1 million in net securities gains realized in 2002, and a year-over-year increase in the level of mortgage servicing rights (“MSRs”) impairment of $22.6 million, driven by

18 U.S. Bancorp

changes in interest rates and related prepayments. Refer to “Merger and Restructuring-Related Items” for further discussion on merger and restructuring-related items and the related earnings impact.

     Total net revenue, on a taxable-equivalent basis, was $12.5 billion in 2003, compared with $12.1 billion in 2002, a year-over-year increase of $472.6 million (3.9 percent). This growth was primarily due to organic growth of 3.7 percent and the benefit of acquisitions, offset somewhat by lower gains from asset sales. Revenue growth was comprised of a 5.4 percent increase in net interest income and a 2.0 percent net increase in noninterest income. The

Table 1	Selected Financial Data

Year Ended December 31
(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	2001	2000	1999

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$7,217.5	$6,847.2	$6,405.2	$6,072.4	$5,875.7
Noninterest income	5,068.2	4,910.8	4,340.3	3,958.9	3,501.9
Securities gains, net	244.8	299.9	329.1	8.1	13.2

Total net revenue	12,530.5	12,057.9	11,074.6	10,039.4	9,390.8
Noninterest expense	5,596.9	5,740.5	6,149.0	4,982.9	5,131.8
Provision for credit losses	1,254.0	1,349.0	2,528.8	828.0	646.0

Income from continuing operations before taxes	5,679.6	4,968.4	2,396.8	4,228.5	3,613.0
Taxable-equivalent adjustment	28.2	32.9	54.5	82.0	94.2
Applicable income taxes	1,941.3	1,707.5	818.3	1,422.0	1,296.3

Income from continuing operations	3,710.1	3,228.0	1,524.0	2,724.5	2,222.5
Discontinued operations (after-tax)	22.5	(22.7)	(45.2)	27.6	17.9
Cumulative effect of accounting change (after-tax)	—	(37.2)	—	—	—

Net income	$3,732.6	$3,168.1	$1,478.8	$2,752.1	$2,240.4

Per Common Share
Earnings per share from continuing operations	$1.93	$1.68	$.79	$1.43	$1.16
Diluted earnings per share from continuing operations	1.92	1.68	.79	1.42	1.15
Earnings per share	1.94	1.65	.77	1.44	1.17
Diluted earnings per share	1.93	1.65	.76	1.43	1.16
Dividends declared per share (b)	.855	.780	.750	.650	.460
Book value per share	10.01	9.62	8.58	8.06	7.29
Market value per share	29.78	21.22	20.93	23.25	21.13
Average shares outstanding	1,923.7	1,916.0	1,927.9	1,906.0	1,907.8
Average diluted shares outstanding	1,936.2	1,924.8	1,940.3	1,918.5	1,930.0

Financial Ratios
Return on average assets	1.99%	1.84%	.89%	1.74%	1.49%
Return on average equity	19.2	18.3	9.0	19.0	16.9
Net interest margin (taxable-equivalent basis)	4.49	4.65	4.46	4.38	4.43
Efficiency ratio (c)	45.6	48.8	57.2	49.7	54.7

Average Balances
Loans	$118,362	$114,453	$118,177	$118,317	$109,638
Loans held for sale	3,616	2,644	1,911	1,303	1,450
Investment securities	37,248	28,829	21,916	17,311	19,271
Earning assets	160,808	147,410	143,501	138,636	132,685
Assets	187,630	171,948	165,944	158,481	150,167
Noninterest-bearing deposits	31,715	28,715	25,109	23,820	23,556
Deposits	116,553	105,124	104,956	103,426	99,920
Short-term borrowings	10,503	10,116	11,679	11,008	10,883
Long-term debt	30,965	29,268	24,133	21,916	19,873
Total shareholders’ equity	19,393	17,273	16,426	14,499	13,273

Period End Balances
Loans	$118,235	$116,251	$114,405	$122,365	$113,229
Allowance for credit losses	2,369	2,422	2,457	1,787	1,710
Investment securities	43,334	28,488	26,608	17,642	17,449
Assets	189,286	180,027	171,390	164,921	154,318
Deposits	119,052	115,534	105,219	109,535	103,417
Long-term debt	31,215	28,588	25,716	21,876	21,027
Total shareholders’ equity	19,242	18,436	16,745	15,333	14,051
Regulatory capital ratios
Tangible common equity	6.5%	5.7%	5.9%	6.4%	*	%
Tier 1 capital	9.1	8.0	7.8	7.3	7.4
Total risk-based capital	13.6	12.4	11.9	10.7	11.1
Leverage	8.0	7.7	7.9	7.5	7.6

*	Information was not available to compute pre-merger proforma percentage.

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Dividends per share have not been restated for the 2001 Firstar/ USBM merger.
(c)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp  19

5.4 percent increase in net interest income resulted from an increase of $13.4 billion (9.1 percent) in average earning assets, primarily driven by increases in investment securities, residential mortgages, retail loans and loans held for sale, partially offset by an overall decline in commercial loans. The impact of the increase in average earning assets was offset in part by a lower net interest margin given the current interest rate environment. The net interest margin in 2003 was 4.49 percent, compared with 4.65 percent in 2002. The decline reflected the change in asset mix among loan products, reinvestment of loan proceeds into lower-yielding investment securities and a reduction in the marginal benefit of net free funds due to lower average interest rates. The 2.0 percent net increase in noninterest income was driven by increases in payment services revenue, trust and investment management fees, deposit service charges, treasury management fees, mortgage banking activity, strong investment product sales and the impact of acquisitions. Somewhat offsetting the growth in these fee-based revenues was a year-over-year decline in net securities gains of $55.1 million. Additionally, other revenues for 2002 included $67.4 million of gains related to the sales of two co-branded credit card portfolios. Approximately $194.6 million of the increase in net revenue in 2003, compared with 2002, was due to acquisitions, including The Leader Mortgage Company, LLC (“Leader”), the 57 branches of Bay View Bank (“Bay View”) in northern California and the corporate trust business of State Street Bank and Trust Company (“State Street Corporate Trust”).
     Total noninterest expense was $5.6 billion in 2003, compared with $5.7 billion in 2002. The decrease in total noninterest expense of $143.6 million (2.5 percent) primarily reflected a year-over-year reduction in merger and restructuring-related charges of $275.0 million and cost savings related to integration efforts. Partially offsetting this decrease in expense during 2003 was a year-over-year increase of $22.6 million in MSR impairments coupled with the net impact of acquisitions, which accounted for approximately $124.9 million of the expense growth in 2003. Refer to “Acquisition and Divestiture Activity” and “Merger and Restructuring-related Items” for further information on the timing of acquisitions and discussion of merger and restructuring-related items. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 45.6 percent in 2003, compared with 48.8 percent in 2002. The favorable change in the efficiency ratio reflects the continuing improvement in the Company’s operating leverage resulting from integrated operating systems across all of our markets and business lines. In 2003, all business and system integration activities were completed including systems for our merchant processing business, Nova Information Systems, Inc., and the recent acquisitions of the corporate trust business of State Street Bank and Trust Company and the 57 branches of Bay View Bank. The Company anticipates no merger and restructuring-related charges in 2004 relating to completed acquisitions.
     The provision for credit losses was $1,254.0 million for 2003, compared with $1,349.0 million for 2002, a decrease of $95.0 million (7.0 percent). Net charge-offs during 2003 were $1,251.7 million, compared with net charge-offs of $1,373.0 million during 2002. The decline in net charge-offs reflects an improving economy and the Company’s ongoing efforts to reduce the overall credit risk profile of the organization over the past three years. Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Acquisition and Divestiture Activity On December 31, 2003, the Company announced that it had completed the tax-free distribution of Piper Jaffray Companies representing substantially all of the Company’s capital markets business line. The Company distributed to our shareholders one share of Piper Jaffray common stock for every 100 shares of U.S. Bancorp common stock, by means of a special dividend of $685 million. This distribution did not include brokerage, financial advisory or asset management services offered to customers through other business units. The Company will continue to provide asset management services to its customers through the Private Client, Trust and Asset Management business segment and access to investment products and services through its extensive network of licensed financial advisors within the retail brokerage platform of the Consumer Banking business segment.

     The following acquisition transactions were accounted for as purchases from the date of completion. On December 31, 2002, the Company acquired the corporate trust business of State Street Corporate Trust in a cash transaction valued at $725 million. State Street Corporate Trust was a leading provider, particularly in the Northeast, of corporate trust and agency services to a variety of municipalities, corporations, government agencies and other financial institutions serving approximately 20,000 client issuances representing over $689 billion of assets under administration. With this acquisition, the Company is among the nation’s leading providers of a full range of corporate trust products and services. The transaction represented total assets acquired of $682 million and total liabilities of $39 million at the closing date. Included in total assets were contract and other intangibles with a fair value of $218 million and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of

20 U.S. Bancorp

$449 million. The goodwill reflected the strategic value of the combined organization’s leadership position in the corporate trust business and processing economies of scale resulting from the transaction. As part of the purchase price, $75 million was placed in escrow for up to eighteen months with payment contingent on the successful transition of business relationships.
     On November 1, 2002, the Company acquired 57 branches and a related operations facility in northern California from Bay View, a wholly-owned subsidiary of Bay View Capital Corporation, in a cash transaction. The transaction represented total assets acquired of $853 million and total liabilities assumed (primarily retail and small business deposits) of $3.3 billion. Included in total assets were approximately $336 million of select loans primarily with depository relationships, core deposit intangibles of $56 million and goodwill of $427 million. The goodwill reflected the strategic value of expanding the Company’s market within the San Francisco Bay area.
     On April 1, 2002, the Company acquired Cleveland-based Leader, a wholly-owned subsidiary of First Defiance Financial Corp., in a cash transaction. The transaction represented total assets acquired of $531 million and total liabilities assumed of $446 million. Included in total assets were mortgage servicing rights and other intangibles of $173 million and goodwill of $18 million. Leader specializes in acquiring servicing of loans originated for state and local housing authorities.
     The following acquisitions were completed during the year 2001. On September 7, 2001, the Company acquired Pacific Century Bank (“Pacific Century”), which had 20 branches located in southern California and total assets of $570 million. On July 24, 2001, the Company acquired NOVA Corporation (“NOVA”), a merchant processor, which had total assets of $2.9 billion.
     Refer to Notes 3, 4 and 5 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations, business combinations and merger and restructuring-related items.

STATEMENT OF INCOME ANALYSIS

Net Interest Income Net interest income, on a taxable-equivalent basis, was $7.2 billion in 2003, compared with $6.8 billion in 2002 and $6.4 billion in 2001. The increase in net interest income in 2003 was driven by an increase in average earning assets, growth in average net free funds and favorable changes in the Company’s average funding mix. Also contributing to the year-over-year increase in net interest income were recent acquisitions, including Leader, State Street Corporate Trust and Bay View, which accounted for approximately $71.9 million of the increase during 2003. Average earning assets were $160.8 billion for 2003, compared with $147.4 billion and $143.5 billion for 2002 and 2001, respectively. The $13.4 billion (9.1 percent) increase in average earning assets for 2003, compared with 2002, was primarily driven by increases in investment securities, loans held for sale, residential mortgages and retail loans, partially offset by a decline in commercial loans. The net interest margin in 2003 was 4.49 percent, compared with 4.65 percent and 4.46 percent in 2002 and 2001, respectively. The 16 basis point decline in 2003 net interest margin, compared with 2002, primarily reflected

Table 2	Analysis of Net Interest Income

				2003	2002
(Dollars in Millions)	2003	2002	2001	v 2002	v 2001

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$9,286.2	$9,526.8	$11,000.9	$(240.6)	$(1,474.1)
Expense on interest-bearing liabilities	2,068.7	2,679.6	4,595.7	(610.9)	(1,916.1)

Net interest income (taxable-equivalent basis)	$7,217.5	$6,847.2	$6,405.2	$370.3	$442.0

Net interest income, as reported	$7,189.3	$6,814.3	$6,350.7	$375.0	$463.6

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.77%	6.46%	7.67%	(.69)%	(1.21)%
Rate paid on interest-bearing liabilities	1.60	2.26	3.91	(.66)	(1.65)

Gross interest margin (taxable-equivalent basis)	4.17%	4.20%	3.76%	(.03)%	.44%

Net interest margin (taxable-equivalent basis)	4.49%	4.65%	4.46%	(.16)%	.19%

Average balances
Investment securities	$37,248	$28,829	$21,916	$8,419	$6,913
Loans	118,362	114,453	118,177	3,909	(3,724)
Earning assets	160,808	147,410	143,501	13,398	3,909
Interest-bearing liabilities	129,004	118,697	117,614	10,307	1,083
Net free funds (b)	31,804	28,713	25,887	3,091	2,826

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for credit losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

U.S. Bancorp  21

growth in lower-yielding investment securities as a percent of total earning assets, changes in loan mix and a decline in the margin benefit from net free funds due to lower average interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar Funding Group, Inc., a commercial loan conduit, onto the Company’s balance sheet in mid-2003.
     Total average loans of $118.4 billion in 2003 were $3.9 billion (3.4 percent) higher, compared with 2002, reflecting growth in average residential mortgages, retail loans and commercial real estate loans of $3.3 billion (39.0 percent), $1.7 billion (4.6 percent) and $1.4 billion (5.5 percent), respectively. Growth in these categories was offset somewhat by an overall decline in average commercial loans of $2.5 billion (5.7 percent). The decline in commercial loans was primarily driven by softness in commercial loan demand, modestly offset by the consolidation of loans from Stellar Funding Group, Inc. in mid-2003. Despite recent economic growth, the Company anticipates that commercial loan demand will continue to be soft in early 2004 while business customers utilize liquidity in deposit accounts to fund business activities.
     Average investment securities were $8.4 billion (29.2 percent) higher in 2003, compared with 2002, reflecting the reinvestment of proceeds from loan sales, declining commercial loan balances and deposits assumed in connection with the Bay View transaction. During 2003, the Company sold $15.3 billion of fixed-rate securities classified as available-for-sale as part of the Company’s interest rate risk management practices. During early 2003, sales of fixed-rate securities offset much of the economic impact of changes in MSR valuations. During the course of 2003, the Company began repositioning the investment portfolio by reinvesting proceeds from the sale of fixed-rate securities into floating-rate instruments.
     Average interest-bearing deposits of $84.8 billion in 2003 were higher by $8.4 billion (11.0 percent), compared with 2002. Approximately $3.0 billion of the year-over-year increase in average interest-bearing deposits was due to acquisitions, while the remaining growth was driven by increases in savings balances. The increase in savings balances reflected product initiatives, increasing government banking deposits and customer decisions to maintain liquidity. The Company anticipates that the growth in

Table 3	Net Interest Income — Changes Due to Rate and Volume (a)

	2003 v 2002			2002 v 2001

(Dollars in Millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Increase (decrease) in
Interest income
Investment securities	$428.4	$(235.2)	$193.2	$403.7	$(235.2)	$168.5
Loans held for sale	62.7	(31.1)	31.6	56.4	(32.7)	23.7
Commercial loans	(149.0)	(157.8)	(306.8)	(451.0)	(536.1)	(987.1)
Commercial real estate	90.2	(141.9)	(51.7)	(27.5)	(338.9)	(366.4)
Residential mortgages	232.5	(114.4)	118.1	(12.6)	(50.3)	(62.9)
Retail loans	134.9	(363.9)	(229.0)	288.2	(543.6)	(255.4)

Total loans	308.6	(778.0)	(469.4)	(202.9)	(1,468.9)	(1,671.8)
Other earning assets	6.4	(2.4)	4.0	(.8)	6.3	5.5

Total	806.1	(1,046.7)	(240.6)	256.4	(1,730.5)	(1,474.1)
Interest expense
Interest checking	22.6	(40.6)	(18.0)	24.4	(125.7)	(101.3)
Money market accounts	87.7	(82.8)	4.9	8.7	(406.9)	(398.2)
Savings accounts	3.5	(7.4)	(3.9)	3.3	(20.7)	(17.4)
Time certificates of deposit less than $100,000	(146.3)	(146.2)	(292.5)	(215.2)	(282.8)	(498.0)
Time deposits greater than $100,000	26.3	(105.5)	(79.2)	(83.1)	(244.8)	(327.9)

Total interest-bearing deposits	(6.2)	(382.5)	(388.7)	(261.9)	(1,080.9)	(1,342.8)
Short-term borrowings	8.5	(64.6)	(56.1)	(63.6)	(189.1)	(252.7)
Long-term debt	48.4	(181.0)	(132.6)	247.5	(576.9)	(329.4)
Company-obligated mandatorily redeemable preferred securities	(9.7)	(23.8)	(33.5)	62.1	(53.3)	8.8

Total	41.0	(651.9)	(610.9)	(15.9)	(1,900.2)	(1,916.1)

Increase (decrease) in net interest income	$765.1	$(394.8)	$370.3	$272.3	$169.7	$442.0

(a)	This table shows the components of the change in net interest income by volume and rate on a taxable-equivalent basis utilizing a tax rate of 35 percent. This table does not take into account the level of noninterest-bearing funding, nor does it fully reflect changes in the mix of assets and liabilities. The change in interest not solely due to changes in volume or rates has been allocated on a pro-rata basis to volume and yield/rate.

22 U.S. Bancorp

interest-bearing deposits will moderate in 2004 as the economy continues to expand.
     Average net free funds increased $3.1 billion from a year ago, including an increase in average noninterest-bearing deposits of $3.0 billion (10.4 percent) in 2003, compared with 2002. The increase in noninterest-bearing deposits was primarily due to mortgage banking activities during early 2003 and higher liquidity among corporate customers maintained in demand deposit balances year-over-year.
     The increase in net interest income in 2002, compared with 2001, was related to an improvement in the net interest margin as well as growth in earning assets. The 19 basis point improvement in the 2002 net interest margin, compared with 2001, reflected the funding benefits of the declining interest rate environment, a more favorable funding mix and improving spreads due to product repricing dynamics, growth in net free funds and a shift in mix toward retail loans, partially offset by lower yields on the investment portfolio. The $3.9 billion (2.7 percent) increase in average earning assets for 2002, compared with 2001, was primarily driven by increases in the investment portfolio and retail loan growth, partially offset by a decline in commercial and commercial real estate loans. The $3.7 billion decrease in total average loans for 2002, compared with 2001, reflected strong growth in average retail loans of $3.1 billion which was more than offset by an overall decline in average commercial and commercial real estate loans of $6.6 billion. Average investment securities were $6.9 billion (31.5 percent) higher in 2002, compared with 2001, reflecting reinvestment of proceeds from loan sales, declines in commercial and commercial real estate loan balances and growth in deposits. Average interest-bearing deposits of $76.4 billion in 2002 were lower by $3.4 billion, compared with 2001. Growth in average savings products (5.4 percent) for 2002 was more than offset by reductions in the average balances of higher cost time certificates of deposit (17.3 percent) and time certificates of deposit greater than $100,000 (13.2 percent). The decline in time certificates and time deposits greater than $100,000 reflected funding decisions toward more favorably priced wholesale funding sources given the rate environment and customers’ desire to maintain liquidity. The increase in average net free funds was driven by an increase in average noninterest-bearing deposits of $3.6 billion (14.4 percent) in 2002, compared with 2001.

Provision for Credit Losses The provision for credit losses is recorded to bring the allowance for credit losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of Allowance for Credit Losses” section. The provision for credit losses was $1,254.0 million in 2003, compared with $1,349.0 million and $2,528.8 million in 2002 and 2001, respectively.

     The decline in the provision for credit losses of $95.0 million in 2003 primarily reflected an improving credit risk profile resulting in lower nonperforming loans and commercial and retail loan losses. The decline in nonperforming loans and commercial loan net charge-offs was broad-based across most industries within the commercial loan portfolio. Retail loan delinquency ratios have also continued to improve across most retail loan portfolios reflecting improving economic conditions and the Company’s ongoing collection efforts and risk management activities. These are also the principal factors resulting in lower levels of retail net charge-offs during the year.
     The decline in the provision for credit losses of $1,179.8 million in 2002 was primarily related to specific credit actions taken in 2001. Included in the provision for credit losses in 2001 was a $1,025 million incremental provision recognized in the third quarter of 2001 and a $160 million charge during the first quarter of 2001 in connection with an accelerated loan workout strategy. The third quarter of 2001 provision for credit losses was significantly above the level anticipated earlier in that quarter and was taken after extensive review of the Company’s commercial loan portfolio in light of the events of September 11, 2001, declining economic conditions, and company-specific trends. The action reflected the Company’s expectations, at that time, of a prolonged economic slowdown and recovery. In addition to these actions, the provision for credit losses in 2001 included a merger and restructuring-related provision of $382.2 million. The merger and restructuring-related provision consisted of a $201.3 million provision for losses related to the disposition of an unsecured small business product; a $90.0 million charge to align risk management practices, align charge-off policies and expedite the transition out of a specific segment of the health care industry not meeting the lower risk appetite of the combined company; a $76.6 million provision for losses related to the sales of high loan-to-value home equity loans and the indirect automobile loan portfolio of USBM; and a $14.3 million charge related to the restructuring of a co-branding credit card relationship. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information on merger and restructuring-related items.
     Refer to “Corporate Risk Profile” for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

U.S. Bancorp  23

Noninterest Income Noninterest income in 2003 was $5.3 billion, compared with $5.2 billion in 2002 and $4.7 billion in 2001. The increase in noninterest income of $102.3 million (2.0 percent) in 2003, compared with 2002, was driven by strong growth in payment services revenue, trust and investment management fees, deposit service charges, treasury management fees, mortgage banking revenue and investment products fees and commissions attributable to both organic growth and acquisitions. Partially offsetting the increase in noninterest income in 2003 was a year-over-year decrease in net securities gains of $55.1 million. Noninterest income in 2002 also included $67.4 million of gains recognized in connection with the sale of two co-branded credit card portfolios. The favorable impact on noninterest income from acquisitions, which included Leader, Bay View and State Street Corporate Trust, was approximately $122.7 million during 2003.

     Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in 2003, compared with 2002, by $43.7 million (8.5 percent), $35.6 million (10.9 percent) and $5.3 million (3.3 percent), respectively. Although credit and debit card revenue increased year-over-year, revenue growth was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and Mastercard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and other retailers. This settlement lowered interchange rates that can be received by members of the associations on signature debit transactions beginning in August 2003. In 2003, the impact of the VISA settlement was to lower debit card revenue by $19.4 million relative to 2002. In 2004, the incremental impact will be to lower debit card revenue by approximately $15.0 million. This change in the interchange rate in the third quarter of 2003, in addition to higher customer loyalty rewards expenses, however, were more than offset by increases in transaction volumes and other pricing enhancements. Corporate payment products revenue and ATM processing services revenue were higher in 2003, primarily reflecting growth in sales and card usage during the year. Merchant processing services revenue was lower in 2003 by $5.9 million (1.0 percent), compared with 2002, primarily due to lower processing spreads resulting from pricing changes that occurred in late 2002 and changes in the mix of merchants. Merchant acquiring sales volumes increased by 7.1 percent relative to the fourth quarter of 2002. The Company’s mix of merchants toward smaller retailers and specialty shops often results in a lag in the growth of sales volumes relative to improvements experienced at larger retailers in late 2003. Assuming economic conditions continue to improve, management anticipates stronger merchant processing revenue growth in 2004. The favorable variance in trust and investment management fees in 2003 of $61.8 million (6.9 percent), compared with 2002, was driven by the acquisition of State Street Corporate Trust, which contributed $83.7 million in fees during 2003. Treasury management fees grew by $49.4 million (11.8 percent) in 2003, compared with 2002, with the majority of the increase occurring within the Wholesale Banking line of business. The increase in treasury management fees during 2003 was driven by growth in product sales, pricing enhancements and the relatively low earnings credit rates to customers. The growth was also driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003. During 2003, commercial products revenue declined $78.7 million (16.4 percent), principally reflecting lower commercial loan conduit servicing fees resulting, in part, from consolidating the Stellar commercial loan conduit. Mortgage banking revenue had a year-over-year increase of $36.9 million (11.2 percent) during 2003, principally due to higher

Table 4	Noninterest Income

				2003	2002
(Dollars in Millions)	2003	2002	2001	v 2002	v 2001

Credit and debit card revenue	$560.7	$517.0	$465.9	8.5%	11.0%
Corporate payment products revenue	361.3	325.7	297.7	10.9	9.4
ATM processing services	165.9	160.6	153.0	3.3	5.0
Merchant processing services	561.4	567.3	308.9	(1.0)	83.7
Trust and investment management fees	953.9	892.1	887.8	6.9	.5
Deposit service charges	715.8	690.3	644.9	3.7	7.0
Treasury management fees	466.3	416.9	347.3	11.8	20.0
Commercial products revenue	400.5	479.2	437.4	(16.4)	9.6
Mortgage banking revenue	367.1	330.2	234.0	11.2	41.1
Investment products fees and commissions	144.9	132.7	130.8	9.2	1.5
Securities gains, net	244.8	299.9	329.1	(18.4)	(8.9)
Merger and restructuring-related gains	—	—	62.2	—	*
Other	370.4	398.8	370.4	(7.1)	7.7

Total noninterest income	$5,313.0	$5,210.7	$4,669.4	2.0%	11.6%

* Not meaningful

24 U.S. Bancorp

mortgage originations, servicing and secondary market sales and the acquisition of Leader, which contributed $16.5 million of the favorable variance in 2003. Investment products fees and commissions revenue increased in 2003 by $12.2 million (9.2 percent), compared with 2002, primarily due to increased retail brokerage activity given more favorable equity capital market conditions relative to 2002. Deposit service charges increased in 2003 by $25.5 million (3.7 percent), compared with 2002, primarily due to net new growth in checking accounts and fee enhancements principally within the Consumer Banking line of business. Other noninterest income decreased by $28.4 million (7.1 percent) from 2002, which included $67.4 million of gains on the sales of two co-branded credit card portfolios.
     In 2002, noninterest income increased $541.3 million (11.6 percent), compared with 2001. Increases resulting from acquisitions, including NOVA, Pacific Century, Leader and Bay View, accounted for approximately $301.3 million of the increase in noninterest income in 2002. Partially offsetting this favorable variance in 2002 was $62.2 million of merger and restructuring-related gains in connection with the sale of 14 branches representing $771 million in deposits recognized in 2001. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information on merger and restructuring-related items. Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in 2002, compared with 2001, by $51.1 million (11.0 percent), $28.0 million (9.4 percent) and $7.6 million (5.0 percent), respectively, primarily reflecting growth in sales and card usage. Merchant processing services revenue grew by $258.4 million (83.7 percent), primarily due to the acquisition of NOVA in July 2001. Deposit service charges increased in 2002 by $45.4 million (7.0 percent), primarily due to fee enhancements and new account growth. Cash management fees and commercial products revenue grew by $69.6 million (20.0 percent) and $41.8 million (9.6 percent), respectively, primarily driven by changes in the earnings credit rates for business deposits, growth in commercial business activities, fees related to loan conduit activities and product enhancements. Commercial product revenue growth was offset somewhat by lease residual impairments in 2002. In addition to the impact of the acquisition of Leader, the $96.2 million (41.1 percent) increase in mortgage banking revenue was also due to higher levels of mortgage originations and sales and loan servicing revenue in 2002, compared with 2001. Investment products fees and commissions revenues slightly increased in 2002, by $1.9 million (1.5 percent), compared with 2001. Included in noninterest income were net securities gains (losses) of $299.9 million in 2002, compared with $329.1 million in 2001, representing a decline of $29.2 million (8.9 percent). Other fee income was higher in 2002, compared with 2001, by $28.4 million (7.7 percent). The change was primarily due to $67.4 million in gains from credit card portfolio sales in 2002 and a reduction in retail leasing residual and other asset impairments from 2001, offset somewhat by lower official check revenue which is sensitive to changes in interest rates.

Noninterest Expense Noninterest expense in 2003 was $5.6 billion, compared with $5.7 billion and $6.1 billion in 2002 and 2001, respectively. The Company’s efficiency ratio improved to 45.6 percent in 2003, compared with 48.8 percent in 2002 and 57.2 percent in 2001. The improved operating leverage resulting from the decrease in noninterest expense in 2003 of $143.6 million (2.5 percent) was primarily the result of business initiatives, cost savings from integration activities and lower merger and restructuring-related charges, partially offset by an increase in MSR impairments, incremental pension and retirement

Table 5	Noninterest Expense

				2003	2002
(Dollars in Millions)	2003	2002	2001	v 2002	v 2001

Compensation	$2,176.8	$2,167.5	$2,036.6	.4%	6.4%
Employee benefits	328.4	317.5	285.5	3.4	11.2
Net occupancy and equipment	643.7	658.7	666.6	(2.3)	(1.2)
Professional services	143.4	129.7	116.4	10.6	11.4
Marketing and business development	180.3	171.4	178.0	5.2	(3.7)
Technology and communications	417.4	392.1	353.9	6.5	10.8
Postage, printing and supplies	245.6	243.2	241.9	1.0	.5
Goodwill	—	—	236.7	—	*
Other intangibles	682.4	553.0	278.4	23.4	98.6
Merger and restructuring-related charges	46.2	321.2	1,044.8	(85.6)	(69.3)
Other	732.7	786.2	710.2	(6.8)	10.7

Total noninterest expense	$5,596.9	$5,740.5	$6,149.0	(2.5)%	(6.6)%

Efficiency ratio (a)	45.6%	48.8%	57.2%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp  25

expense of $39.9 million and expenses related to recent acquisitions. Noninterest expense related to merger and restructuring-related charges declined by $275.0 million (85.6 percent) in 2003, compared with 2002. The decline in merger and restructuring-related charges was primarily due to the completion of integration activities associated with the merger of Firstar and USBM. During 2003, noninterest expense included an MSR impairment of $208.7 million, a net increase of $22.6 million, compared with 2002. The year-over-year changes in the valuation of MSRs were caused by fluctuations in mortgage interest rates and related prepayment speeds due to refinancing activities. Refer to Note 11 of the Notes to Consolidated Financial Statements for the sensitivity of the fair value of mortgage servicing rights to future changes in interest rates. Recent acquisitions, including Leader, Bay View and State Street Corporate Trust, accounted for a year-over-year increase of $124.9 million in noninterest expense.
     The decline in noninterest expense of $408.5 million (6.6 percent) in 2002, compared with 2001, was primarily the result of a reduction in merger and restructuring-related costs of $723.6 million, the elimination of $236.7 million of goodwill amortization in connection with new accounting principles adopted in 2002 and a reduction in asset write-downs of $52.6 million related to commercial leasing partnerships and tractor/ trailer property repossessed in 2001. Offsetting these favorable trends were higher costs associated with acquisitions, an increase in MSR impairments and post-integration realignment costs. Acquisitions, including NOVA, Pacific Century, Leader and Bay View, accounted for an increase of approximately $317.4 million in noninterest expense during 2002, comprised primarily of increased intangible amortization and personnel expenses. Included in noninterest expense in 2002 was $186.1 million in MSR impairments, compared with $60.8 million in 2001, an increase of $125.3 million. The increase in MSR impairments was related to increasing mortgage prepayments driven by declining interest rates. Another significant item impacting noninterest expense in 2002 was $46.4 million of personnel and related costs for post-integration rationalization of technology, operations and certain support functions.

Pension Plans Because of the long-term nature of pension plans, the administration and accounting for pensions is complex and can be impacted by several factors, including investment and funding policies, accounting methods and the plan’s actuarial assumptions. The Company and its Compensation Committee have an established process for evaluating the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee in evaluating plan objectives, funding policies and investment policies considering its long-term investment time horizon and asset allocation strategies. Note 18 of the Notes to Consolidated Financial Statements provides further information on funding practices, investment policies and asset allocation strategies.

     Periodic pension expense (or credits) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. The Company’s pension accounting policy follows guidance outlined in Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pension Plans” (“SFAS 87”), and reflects the long-term nature of benefit obligations and the investment horizon of plan assets. This accounting guidance has the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value ratably over a five-year period. At September 30, 2003, the accumulated unrecognized loss approximated $369 million and will ratably impact the actuarially derived market-related value of plan assets through 2008. The impact to pension expense of the unrecognized asset gains or losses will incrementally increase (decrease) pension costs in each year from 2004 to 2008, by approximately $26.5 million, $33.0 million, $43.3 million, $10.3 million and $(7.2) million, respectively, during that timeframe. This assumes that the performance of plan assets equals the assumed LTROR. Actual results will vary depending on the performance of plan assets and changes to assumptions required in the future. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies for pension plans.
     In 2003, the Company recognized a pension credit of $23.9 million compared with pension credits of $63.8 million in 2002 and $75.3 million in 2001. The $39.9 million increase in pension costs in 2003 was driven by a $46.4 million reduction in the expected return on assets and a lower discount rate utilized to determine the projected benefit obligation given the declining rate environment. Also, contributing to the increase in pension costs was a one-time curtailment gain in 2002 of $9.0 million related to a nonqualified pension plan compared with a settlement loss of $3.5 million related to

26 U.S. Bancorp

nonqualified pension payments in 2003. Somewhat offsetting the increase in pension costs was an expected benefit of approximately $19.0 million associated with lower interest costs related to cash balance accounts and actual changes in employee demographics, such as retirement age. In 2002, pension costs increased by approximately $11.5 million due to a $32.5 million reduction of expected return on plan assets, utilizing a lower discount rate to determine the projected benefit obligation given the declining rate environment and the impact of changes in employee demographics. Partially offsetting this increase was a one-time curtailment gain of $9.0 million related to freezing certain benefits of a nonqualified pension plan and a reduction in service costs of $11.9 million related to changes in the pension plans at the time of the plan mergers.
     In 2004, the Company anticipates that pension costs will increase by approximately $14.1 million. The increase will be driven by a reduction in the discount rate and amortization of the unrecognized losses offset by the expected benefit of investment returns from the pension contributions made in 2003.

Note 18 of the Notes to Consolidated Financial Statements provides a summary of the significant pension plan assumptions. Because of the subjective nature of plan assumptions, a sensitivity analysis to hypothetical changes in the LTROR and the discount rate is provided below:

			Base
LTROR	6.9%	7.9%	8.9%	9.9%	10.9%

Incremental benefit (cost)	$(45.8)	$(22.9)	$—	$22.9	$45.8
Percent of 2003 net income	(.76)%	(.38)%	—%	.38%	.76%

			Base
Discount rate	4.2%	5.2%	6.2%	7.2%	8.2%

Incremental benefit (cost)	$(51.6)	$(27.9)	$—	$31.6	$52.2
Percent of 2003 net income	(.86)%	(.46)%	—%	.52%	.87%

     Due to the complexity of forecasting pension plan activities, the accounting method utilized for pension plans, management’s ability to respond to factors impacting the plans and the hypothetical nature of this information, the actual changes in periodic pension costs could be significantly different than the information provided in the sensitivity analysis.

Merger and Restructuring-Related Items The Company incurred merger and restructuring-related items in each of the last three years in conjunction with its acquisitions. Merger and restructuring-related items included in pre-tax earnings were $46.2 million ($30.4 million after-tax) in 2003, compared with $321.2 million ($209.3 million after-tax) and $1,364.8 million ($904.5 million after-tax) for 2002 and 2001, respectively.

     In 2003, the Company incurred pre-tax merger and restructuring-related charges of approximately $33.5 million in connection with the integration of merchant processing platforms and business processes of U.S. Bank National Association and NOVA. In addition, the Company incurred pre-tax merger and restructuring-related expenses in 2003 of $12.7 million primarily for systems conversion costs associated with the Bay View and State Street Corporate Trust transactions. The integration of these acquisitions was completed at the end of 2003, and the Company does not anticipate any merger or restructuring-related expenses in 2004 relating to completed acquisitions.
     At December 31, 2002, the integration of Firstar and USBM was completed. Total merger and restructuring-related items associated with the Firstar/ USBM merger were approximately $1.6 billion. Merger and restructuring-related items in 2002 included $269.0 million of net expense associated with the Firstar/ USBM merger and $52.2 million associated with NOVA and other smaller acquisitions. Merger and restructuring-related items in 2002 associated with the Firstar/ USBM merger were primarily related to systems conversions and integration, asset write-downs and lease terminations recognized at the completion of conversions. Offsetting a portion of these costs in 2002 was an asset gain related to the sale of a non-strategic investment in a sub-prime lending business and a mark-to-market recovery associated with the liquidation of U.S. Bancorp Libra’s investment portfolio. The Company exited this business in 2001 and the liquidation efforts were substantially completed in the second quarter of 2002.
     Merger and restructuring-related items in 2001 included $382.2 million in provision for credit losses, a $62.2 million gain on the required sale of branches and $1,044.8 million of noninterest expense. Total merger and restructuring-related items in 2001 consisted of $1,327.1 million related to the Firstar/ USBM merger and $37.7 million related to NOVA and other smaller acquisitions. With respect to the Firstar/ USBM merger, the $1,327.1 million of merger and restructuring-related items included $238.6 million for severance and employee-related

U.S. Bancorp  27

costs and $477.6 million of charges to exit business lines and products, sell credit portfolios or otherwise realign business practices in the new Company. The Company also incurred $190.5 million related to the accelerated vesting of certain stock options and restricted stock, $207.1 million of systems conversion and business integration costs, $48.7 million for lease cancellation and other building-related costs, $226.8 million for transaction costs, funding a charitable foundation to reaffirm a commitment to its markets and other costs, and a $62.2 million gain related to the required sale of branches.
     Refer to Notes 3 and 5 of the Notes to Consolidated Financial Statements for further information on these acquired businesses and merger and restructuring-related items.

Income Tax Expense The provision for income taxes was $1,941.3 million (an effective rate of 34.4 percent) in 2003, compared with $1,707.5 million (an effective rate of 34.6 percent) in 2002 and $818.3 million (an effective rate of 34.9 percent) in 2001. The improvement in the effective tax rate in 2003, compared with 2002, primarily reflected a change in unitary state tax apportionment factors driven by a shift in business mix as a result of the impact of acquisitions, market demographics, the mix of product revenue and an increase in federal and state tax credits. The improvement in the effective tax rate in 2002, compared with 2001, was primarily driven by a change in unitary state tax apportionment factors, a decrease in non-deductible merger and restructuring-related charges and the change in accounting for goodwill.

     The Company’s net deferred tax liability was $1,556.4 million at December 31, 2003, compared with $1,329.4 million for the year ended 2002. The change in 2003 primarily relates to leasing activities and a decrease in the net unrealized appreciation on available-for-sale securities and financial instruments. For further information on income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Average earning assets were $160.8 billion in 2003, compared with $147.4 billion in 2002. The increase in average earning assets of $13.4 billion (9.1 percent) was primarily driven by growth in investment securities,

Table 6	Loan Portfolio Distribution

	2003		2002		2001		2000		1999

		Percent		Percent		Percent		Percent		Percent
At December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial
Commercial	$33,536	28.4%	$36,584	31.5%	$40,472	35.4%	$47,041	38.5%	$42,021	37.1%
Lease financing	4,990	4.2	5,360	4.6	5,858	5.1	5,776	4.7	3,835	3.4

Total commercial	38,526	32.6	41,944	36.1	46,330	40.5	52,817	43.2	45,856	40.5

Commercial real estate
Commercial mortgages	20,624	17.4	20,325	17.5	18,765	16.4	19,466	15.9	18,636	16.5
Construction and development	6,618	5.6	6,542	5.6	6,608	5.8	6,977	5.7	6,506	5.7

Total commercial real estate	27,242	23.0	26,867	23.1	25,373	22.2	26,443	21.6	25,142	22.2

Residential mortgages
Residential mortgages	7,332	6.2	6,446	5.6	5,746	5.0	*	*	*	*
Home equity loans, first liens	6,125	5.2	3,300	2.8	2,083	1.8	*	*	*	*

Total residential mortgages	13,457	11.4	9,746	8.4	7,829	6.8	9,397	7.7	12,760	11.3

Retail
Credit card	5,933	5.0	5,665	4.9	5,889	5.1	6,012	4.9	5,004	4.4
Retail leasing	6,029	5.1	5,680	4.9	4,906	4.3	4,153	3.4	2,123	1.9
Home equity and second mortgages (a)	13,210	11.2	13,572	11.6	12,235	10.7	11,956	9.7	*	*
Other retail
Revolving credit	2,540	2.1	2,650	2.3	2,673	2.3	2,750	2.2	*	*
Installment	2,380	2.0	2,258	1.9	2,292	2.0	2,186	1.8	*	*
Automobile	7,165	6.1	6,343	5.5	5,660	5.0	5,609	4.6	*	*
Student	1,753	1.5	1,526	1.3	1,218	1.1	1,042	.9	*	*

Total other retail (a)	13,838	11.7	12,777	11.0	11,843	10.4	11,587	9.5	22,344	19.7

Total retail	39,010	33.0	37,694	32.4	34,873	30.5	33,708	27.5	29,471	26.0

Total loans	$118,235	100.0%	$116,251	100.0%	$114,405	100.0%	$122,365	100.0%	$113,229	100.0%

(a)	Home equity and second mortgages are included in the total other retail category in 1999.

*	Information not available

28 U.S. Bancorp

residential mortgages, loans held for sale and retail loans, partially offset by a decline in commercial loans. The increase in average earning assets was funded with an increase in average interest-bearing liabilities of $10.3 billion, consisting principally of higher savings products balances and more favorably priced longer-term wholesale funding, and an increase in net free funds, including an increase in average noninterest-bearing deposits of $3.0 billion.
     For average balance information, refer to Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 110 and 111.

Loans The Company’s total loan portfolio was $118.2 billion at December 31, 2003, an increase of $2.0 billion (1.7 percent) from December 31, 2002. The increase in total loans was driven by growth in residential mortgages and retail loans, partially offset by a decline in commercial loans due to soft commercial loan demand. The increase in residential mortgages reflects the Company’s decision to retain adjustable-rate mortgage production in connection with asset/liability management activities and strong growth in first lien home equity loans within the branch network and consumer finance. Table 6 provides a summary of the loan distribution by product type. Average total loans increased $3.9 billion (3.4 percent) in 2003, compared with 2002. The increase in total average loans in 2003, compared with 2002, was driven by similar factors discussed above including the growth of residential mortgages, retail loans and commercial real estate loans, partially offset by the decline in commercial loans.

Commercial Commercial loans, including lease financing, totaled $38.5 billion at December 31, 2003, compared with $41.9 billion at December 31, 2002, a decrease of $3.4 billion (8.1 percent). Although the consolidation of loans from the Stellar commercial loan conduit in mid-2003 had a positive impact on commercial loan balances year-over-year, current credit markets and soft economic conditions during early 2003 led to the decline in total commercial loans. Although economic growth occurred in the second half of 2003, commercial loan demand

Table 7	Commercial Loans by Industry Group and Geography

	December 31, 2003		December 31, 2002

Industry Group (Dollars in Millions)	Loans	Percent	Loans	Percent

Consumer products and services	$6,858	17.8%	$7,206	17.2%
Capital goods	4,598	11.9	5,486	13.1
Financial services	4,469	11.6	5,769	13.7
Commercial services and supplies	3,785	9.8	3,853	9.2
Agriculture	2,907	7.6	3,153	7.5
Consumer staples	1,817	4.7	1,924	4.6
Transportation	1,758	4.6	2,231	5.3
Property management and development	1,653	4.3	1,266	3.0
Private investors	1,629	4.2	1,759	4.2
Health care	1,532	4.0	1,475	3.5
Paper and forestry products, mining and basic materials	1,415	3.7	1,664	4.0
Information technology	729	1.9	797	1.9
Energy	708	1.8	575	1.4
Other	4,668	12.1	4,786	11.4

Total	$38,526	100.0%	$41,944	100.0%

Geography

California	$4,091	10.6%	$4,127	9.8%
Colorado	1,820	4.7	1,796	4.3
Illinois	2,121	5.5	2,214	5.3
Minnesota	6,527	16.9	6,605	15.7
Missouri	2,742	7.1	2,895	6.9
Ohio	2,361	6.1	2,455	5.9
Oregon	1,500	3.9	1,604	3.8
Washington	2,767	7.2	3,129	7.5
Wisconsin	2,874	7.5	3,052	7.3
Iowa, Kansas, Nebraska, North Dakota, South Dakota	3,760	9.8	4,421	10.5
Arkansas, Indiana, Kentucky, Tennessee	1,549	4.0	1,865	4.4
Idaho, Montana, Wyoming	744	1.9	996	2.4
Arizona, Nevada, Utah	829	2.2	986	2.4

Total banking region	33,685	87.4	36,145	86.2
Outside the Company’s banking region	4,841	12.6	5,799	13.8

Total	$38,526	100.0%	$41,944	100.0%

U.S. Bancorp  29

continued to be soft through year-end given the liquidity of commercial customers. Average commercial loans in 2003 decreased by $2.5 billion (5.7 percent). The decline in average commercial loans for 2003 was primarily due to the run-off of corporate loans and continued softness in loan demand, partially offset by the consolidation of loans from the Stellar commercial loan conduit in mid-2003. Despite recent economic growth, the Company anticipates soft commercial loan demand will continue in early 2004 while business customers utilize liquidity to fund business activities.
     Table 7 provides a summary of commercial loans by industry and geographical locations.

Commercial Real Estate The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.2 billion at December 31, 2003, compared with $26.9 billion at December 31, 2002, a slight increase of $375 million (1.4 percent). Specifically, commercial mortgages outstanding and real estate construction and development loans increased modestly by $299 million (1.5 percent) and $76 million (1.2 percent), respectively, as business owners and real estate investors continued to take advantage of the current interest rate environment. Average commercial real estate loans increased by $1.4 billion (5.5 percent) in 2003, compared with 2002, primarily driven by increased commercial mortgage activity. Table 9 provides a summary of commercial real estate by property type and geographical locations.

     The Company maintains the real estate construction designation until the completion of the construction phase and, if retained, the loan is reclassified to the commercial mortgage category. Approximately $1.4 billion of construction loans were permanently financed and transferred to the commercial mortgage loan category in 2003. At year-end 2003, $205 million of tax-exempt industrial development loans were secured by real estate. The Company’s commercial real estate mortgages and construction loans had unfunded commitments of $7.3 billion at December 31, 2003, compared with $7.9 billion at December 31, 2002. The Company also finances the operations of real estate developers and other entities with operations related to real estate. These loans are not secured directly by real estate and are subject to terms and conditions similar to commercial loans. These loans were included in the commercial loan category and totaled $364 million at December 31, 2003.

Residential Mortgages Residential mortgages held in the loan portfolio were $13.5 billion at December 31, 2003, an increase of $3.7 billion (38.1 percent) from December 31, 2002. The increase in residential mortgages was primarily the result of an increase in consumer finance originations and branch originated home equity loans with first liens driven by refinancing activities in 2003. The increase in residential mortgages also reflects the Company’s asset/liability management decisions to retain adjustable-rate mortgage loan production. This growth was partially offset by approximately $1.0 billion in residential loan sales during 2003 primarily representing fixed-rate mortgage loans. Average residential mortgages increased $3.3 billion (39.0 percent) to $11.7 billion in 2003, primarily due to the increases in first lien home equity loans and adjustable-rate mortgages.

Retail Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $39.0 billion at December 31, 2003, compared with $37.7 billion at December 31, 2002. The increase of $1.3 billion (3.5 percent) was driven by an increase in automobile loans, retail leasing, credit card lending and student loans, which increased $822 million, $349 million, $268 million and $227 million, respectively, during 2003. This growth was partially offset by declines in home equity and second mortgage loans as consumers refinanced with first lien home equity products classified as residential mortgages. Average retail loans increased $1.7 billion (4.6 percent) to $38.2 billion in 2003, reflecting growth in retail leasing, installment loans and home equity lines. Growth in these retail products was offset somewhat by a 1.9 percent decline in average credit card balances primarily due to portfolio sales in late 2002 and lower

Table 8	Selected Loan Maturity Distribution

		Over One
	One Year	Through	Over Five
December 31, 2003 (Dollars in Millions)	or Less	Five Years	Years	Total

Commercial	$19,028	$17,008	$2,490	$38,526
Commercial real estate	7,162	13,699	6,381	27,242
Residential mortgages	914	2,382	10,161	13,457
Retail	11,977	17,373	9,660	39,010

Total loans	$39,081	$50,462	$28,692	$118,235
Total of loans due after one year with
Predetermined interest rates				$40,339
Floating interest rates				$38,815

30 U.S. Bancorp

second mortgage home equity loans. Of the total retail loans and residential mortgages outstanding, approximately 88.5 percent are to customers located in the Company’s primary banking regions.

Loans Held for Sale At December 31, 2003, loans held for sale, consisting of residential mortgages to be sold in the secondary markets, were $1.4 billion. The $2.7 billion (65.5 percent) decrease from December 31, 2002, despite strong mortgage banking activities in early 2003, was the result of a 56.3 percent decline in mortgage production volumes during the fourth quarter of 2003 relative to the same period of 2002.

Investment Securities The Company uses its investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds depending on loan demand, provides liquidity and is used as collateral for public deposits and wholesale funding sources.

     At December 31, 2003, investment securities, both available-for-sale and held-to-maturity, totaled $43.3 billion, compared with $28.5 billion at December 31, 2002. The $14.8 billion (52.1 percent) year-over-year increase reflected the reinvestment of proceeds from loan sales and declining commercial loan balances due to the continued softness in commercial loan demand and the investment of cash inflows related to deposit growth. During 2003, the Company sold $15.3 billion of fixed-rate securities as part of an economic hedge of the MSR portfolio. In the first and second quarters of 2003, securities gains were taken to offset impairment recognized in the MSR portfolio. When MSR reparation occurred in the third quarter of 2003, the Company began repositioning the investment securities portfolio by selling fixed-rate securities with lower yields at a loss, with the proceeds being reinvested at higher yields. At December 31, 2003, approximately 19.5 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 18.6 percent as of December 31, 2002.
     The weighted-average yield of the available-for-sale portfolio was 4.27 percent at December 31, 2003, compared with 4.97 percent at December 31, 2002. The average maturity of the available-for-sale portfolio rose to

Table 9	Commercial Real Estate by Property Type and Geography

	December 31, 2003		December 31, 2002

Property Type (Dollars in Millions)	Loans	Percent	Loans	Percent

Business owner occupied	$8,037	29.5%	$6,513	24.2%
Multi-family	3,868	14.2	3,258	12.1
Commercial property
Industrial	1,280	4.7	1,227	4.6
Office	3,078	11.3	3,564	13.3
Retail	3,487	12.8	3,832	14.3
Other	2,452	9.0	1,447	5.4
Homebuilders	2,098	7.7	2,142	8.0
Hotel/motel	2,234	8.2	2,585	9.6
Health care facilities	708	2.6	1,290	4.8
Other (a)	—	—	1,009	3.7

Total	$27,242	100.0%	$26,867	100.0%

Geography

California	$4,380	16.1%	$4,277	15.9%
Colorado	1,139	4.2	1,190	4.4
Illinois	1,095	4.0	1,140	4.2
Minnesota	1,536	5.6	1,508	5.6
Missouri	1,741	6.4	2,297	8.6
Ohio	2,193	8.0	2,264	8.4
Oregon	1,771	6.5	1,614	6.0
Washington	2,956	10.9	3,242	12.1
Wisconsin	1,921	7.1	2,040	7.6
Iowa, Kansas, Nebraska, North Dakota, South Dakota	2,138	7.8	1,895	7.1
Arkansas, Indiana, Kentucky, Tennessee	1,817	6.7	1,679	6.2
Idaho, Montana, Wyoming	874	3.2	682	2.5
Arizona, Nevada, Utah	1,722	6.3	1,439	5.4

Total banking region	25,283	92.8	25,267	94.0
Outside the Company’s banking region	1,959	7.2	1,600	6.0

Total	$27,242	100.0%	$26,867	100.0%

(a)	In 2003, enhancements in loan system reporting enabled the Company to reclassify loans classified as “other” in 2002 to the applicable category.

U.S. Bancorp  31

5.1 years at December 31, 2003, up from 2.8 years at December 31, 2002. The relative mix of the type of investment securities maintained in the portfolio is provided in Table 10. At December 31, 2003, the available-for-sale portfolio included a $259 million net unrealized loss, compared with a net unrealized gain of $714 million at December 31, 2002. The change from 2002 reflected rising interest rates in the later half of 2003 and the longer duration of the portfolio relative to a year ago.

Deposits Total deposits were $119.1 billion at December 31, 2003, an increase of $3.5 billion (3.0 percent) from December 31, 2002. The increase in total

Table 10	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted				Weighted
			Average	Weighted			Average	Weighted
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
December 31, 2003 (Dollars in Millions)	Cost	Value	Years	Yield	Cost	Value	Years	Yield

U.S. Treasury and agencies
Maturing in one year or less	$57	$57	.57	2.88%	$—	$—	—	—%
Maturing after one year through five years	190	199	2.66	4.33	—	—	—	—
Maturing after five years through ten years	237	225	9.08	3.93	—	—	—	—
Maturing after ten years	1,150	1,094	19.50	2.38	—	—	—	—

Total	$1,634	$1,575	15.37	2.85%	$—	$—	—	—%

Mortgage-backed securities
Maturing in one year or less	$2,355	$2,358	.63	3.15%	$—	$—	—	—%
Maturing after one year through five years	22,516	22,542	3.66	4.30	14	14	3.08	5.38
Maturing after five years through ten years	15,016	14,785	6.50	4.50	—	—	—	—
Maturing after ten years	342	340	13.26	2.66	—	—	—	—

Total	$40,229	$40,025	4.62	4.30%	$14	$14	3.08	5.38%

Asset-backed securities
Maturing in one year or less	$100	$101	.70	4.74%	$—	$—	—	—%
Maturing after one year through five years	130	130	2.54	5.89	—	—	—	—
Maturing after five years through ten years	20	21	5.08	5.55	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$250	$252	2.00	5.40%	$—	$—	—	—%

Obligations of states and political subdivisions
Maturing in one year or less	$70	$71	.40	7.32%	$33	$33	.35	3.93%
Maturing after one year through five years	171	178	2.71	7.34	39	42	2.93	6.54
Maturing after five years through ten years	79	84	6.88	7.43	26	28	6.84	6.92
Maturing after ten years	15	15	14.60	8.32	40	44	14.66	6.97

Total	$335	$348	3.74	7.40%	$138	$147	6.47	6.12%

Other debt securities
Maturing in one year or less	$3	$3	.42	3.35%	$—	$—	—	—%
Maturing after one year through five years	128	128	2.51	10.42	—	—	—	—
Maturing after five years through ten years	8	8	6.09	3.21	—	—	—	—
Maturing after ten years	260	246	23.45	1.84	—	—	—	—

Total	$399	$385	16.21	4.64%	$—	$—	—	—%

Other investments	$594	$597	—	—%	$—	$—	—	—%

Total investment securities	$43,441	$43,182	5.12	4.27%	$152	$161	6.16	6.05%

Note:	Information related to asset and mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments. Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

	2003		2002

	Amortized	Percent	Amortized	Percent
At December 31 (Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$1,634	3.7%	$421	1.5%
Mortgage-backed securities	40,243	92.3	24,987	90.0
Asset-backed securities	250	.6	646	2.3
Obligations of states and political subdivisions	473	1.1	771	2.8
Other securities and investments	993	2.3	949	3.4

Total investment securities	$43,593	100.0%	$27,774	100.0%

32 U.S. Bancorp

deposits was primarily the result of increases in all savings deposit products, partially offset by declines in noninterest-bearing deposits, time certificates of deposit less than $100,000 and time deposits greater than $100,000.
     Noninterest-bearing deposits were $32.5 billion at December 31, 2003, compared with $35.1 billion at December 31, 2002, a decrease of $2.6 billion (7.5 percent). The decrease in noninterest-bearing deposits was primarily attributable to a decline in deposits related to mortgage banking businesses and lower government banking deposits relative to a year ago. Mortgage banking declined substantially in the third quarter directly related to the upward movement in interest rates experienced since late June, 2003. Government banking deposits declined primarily due to a decision by the federal government to pay fees for cash management services rather than maintain compensating balances. Average noninterest-bearing deposits were $31.7 billion in 2003, an increase of $3.0 billion (10.4 percent), compared with 2002. The increase in average noninterest-bearing deposits was primarily the result of higher demand deposits of mortgage and government banking customers during the first half of 2003, customer decisions to maintain excess liquidity in demand deposit balances, and acquisitions.
     Interest-bearing savings deposits totaled $61.1 billion at December 31, 2003, an increase of $10.8 billion (21.5 percent) from December 31, 2002. Average interest-bearing savings deposits were $57.0 billion in 2003, an increase of $11.2 billion (24.5 percent), compared with 2002. The increase in interest-bearing savings deposits from December 31, 2002, to December 31, 2003, was primarily driven by increases in money market accounts of $6.3 billion (22.6 percent), along with increases in interest checking of $3.9 billion (22.5 percent) and savings accounts of $.6 billion (12.1 percent). The favorable change in money market accounts was the result of product pricing initiatives on high-impact money market products, the continued desire by customers to maintain liquidity, specific deposit gathering initiatives and the State Street Corporate Trust acquisition, which contributed approximately $.6 billion of the increase during 2003.
     Interest-bearing time deposits were $25.5 billion at December 31, 2003, compared with $30.2 billion at December 31, 2002, a decrease of $4.7 billion (15.5 percent). The decrease in interest-bearing time deposits was driven by a decrease in the higher cost time certificates of deposits less than $100,000 of $4.3 billion (23.8 percent) and a decrease of $381 million (3.1 percent) in time deposits greater than $100,000. Average time deposits greater than $100,000 increased $1.0 billion (8.7 percent) and average time certificates of deposit less than $100,000 declined $3.8 billion (19.7 percent) during 2003. Time certificates of deposits are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The decline in time certificates of deposits less than $100,000 from a year

Table 11	Deposits

The composition of deposits was as follows:

	2003		2002		2001		2000		1999

		Percent		Percent		Percent		Percent		Percent
December 31 (Dollars in Millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Noninterest-bearing deposits	$32,470	27.3%	$35,106	30.4%	$31,212	29.7%	$26,633	24.3%	$26,350	25.5%
Interest-bearing deposits
Interest checking	21,404	18.0	17,467	15.1	15,251	14.5	13,982	12.8	13,141	12.7
Money market accounts	34,025	28.6	27,753	24.0	24,835	23.6	23,899	21.8	22,751	22.0
Savings accounts	5,630	4.7	5,021	4.4	4,637	4.4	4,516	4.1	5,445	5.3

Total of savings deposits	61,059	51.3	50,241	43.5	44,723	42.5	42,397	38.7	41,337	40.0
Time certificates of deposit less than $100,000	13,690	11.5	17,973	15.5	20,724	19.7	25,780	23.5	25,394	24.5
Time deposits greater than $100,000
Domestic	5,902	4.9	9,427	8.2	7,286	6.9	11,221	10.3	9,348	9.0
Foreign	5,931	5.0	2,787	2.4	1,274	1.2	3,504	3.2	988	1.0

Total interest-bearing deposits	86,582	72.7	80,428	69.6	74,007	70.3	82,902	75.7	77,067	74.5

Total deposits	$119,052	100.0%	$115,534	100.0%	$105,219	100.0%	$109,535	100.0%	$103,417	100.0%

The maturity of time certificates of deposit less than $100,000 and time deposits greater than $100,000 was as follows:

	Time Certificates of	Time Deposits
December 31, 2003 (Dollars in Millions)	Deposit Less Than $100,000	Greater Than $100,000	Total

Three months or less	$2,747	$8,610	$11,357
Three months through six months	2,237	831	3,068
Six months through one year	2,778	745	3,523
One year through three years	4,179	1,128	5,307
Three years through five years	1,733	508	2,241
Thereafter	16	11	27

Total	$13,690	$11,833	$25,523

U.S. Bancorp  33

ago, and on average during 2003, reflected a shift in product mix toward savings products and funding decisions toward more favorably priced wholesale funding sources. The increase in average time deposits greater than $100,000 was primarily due to a shift in short-term funding mix to cover balance sheet growth, net of deposit growth.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $10.9 billion at December 31, 2003, up $3.1 billion (39.0 percent) from $7.8 billion at year-end 2002. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase in short-term borrowings reflected the impact of funding growth in earning assets, partially offset by the growth in deposits.

     Long-term debt was $31.2 billion at December 31, 2003, up from $28.6 billion at December 31, 2002. The $2.6 billion (9.2 percent) increase in long-term debt was driven by the issuance of $11.5 billion of medium- and long-term notes and bank notes during 2003. The issuance of long-term debt was partially offset by maturities of $8.6 billion during 2003. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

CORPORATE RISK PROFILE

Overview Managing risks is an essential part of successfully operating a financial services company. The most prominent risk exposures are credit, residual, operational, interest rate, market and liquidity risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Residual risk is the potential reduction in the end-of-term value of leased assets or the residual cash flows related to asset securitization and other off-balance sheet structures. Operational risk includes risks related to fraud, legal and compliance risk, processing errors, technology, breaches of internal controls and business continuation and disaster recovery risk. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Market risk arises from fluctuations in interest rates, foreign exchange rates, and equity prices that may result in changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the possible inability to fund obligations to depositors, investors or borrowers. In addition, corporate strategic decisions, as well as the risks described above, could give rise to reputation risk. Reputation risk is the risk that negative publicity or press, whether true or not, could result in costly litigation or cause a decline in the Company’s stock value, customer base or revenue.

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. Lenders are assigned lending grades based on their level of experience and customer service requirements. Lending grades represent the level of approval authority for the amount of credit exposure and level of risk. Credit officers reporting independently to Credit Administration have higher levels of lending grades and support the business units in their credit decision process. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions. The Company uses the risk rating system for regulatory reporting, determining the frequency of review of the credit exposures, and evaluation and determination of the adequacy of the allowance for credit losses. The Company regularly forecasts potential changes in risk ratings, nonperforming status and potential for loss and the estimated impact on the allowance for credit losses. In the Company’s retail banking operations, standard credit scoring systems are used to assess consumer credit risks and to price consumer products accordingly. The Company conducts the underwriting and collections of its retail products in loan underwriting and servicing centers specializing in certain retail products. Forecasts of delinquency levels, bankruptcies and losses in conjunction with projection of estimated losses by delinquency categories and vintage information are regularly prepared and are used to evaluate underwriting and collection and determine the adequacy of the allowance for credit losses for these products. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging

34 U.S. Bancorp

purposes, foreign exchange transactions and interest rate swap contracts for customers, settlement risk, including Automated Clearing House transactions, and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.

Economic Overview In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Since late 2000, the domestic economy experienced slower growth. During 2001, corporate earnings weakened and credit quality indicators among certain industry sectors deteriorated. The stagnant economic growth was evidenced by the Federal Reserve Board’s (“FRB”) actions to stimulate economic growth through a series of interest rate reductions from mid-2001 through late 2002. In addition, events of September 11, 2001, had a profound impact on credit quality due to changes in consumer confidence and related spending, governmental priorities and business activities. In response to declining economic conditions, company-specific portfolio trends, and the Firstar/ USBM merger, the Company initiated several actions during 2001 including aligning the risk management practices and charge-off policies of the companies and restructuring and disposing of certain portfolios that did not align with the credit risk profile of the combined company. The Company also implemented accelerated loan workout strategies for certain commercial credits and increased the provision for credit losses above anticipated levels by approximately $1,025 million in the third quarter of 2001.

     By the end of 2002, economic conditions had stabilized somewhat, although the banking sector continued to experience elevated levels of nonperforming assets and net charge-offs, especially with respect to certain industry segments. Unemployment rates had increased slightly and consumer spending and confidence levels had declined during that year. Economic conditions began to improve in early to mid-2003 as evidenced by stronger earnings across many corporate sectors, higher equity valuations, stronger retail sales and consumer spending, and improving economic indicators. While the economy has begun to strengthen relative to a year ago, the banking industry continues to have elevated levels of nonperforming assets and net charge-offs compared with the late 1990’s. Conditions within certain industries, including manufacturing and airline transportation sectors, continue to lag behind the growth in the broader economy. In addition, certain segments within the agricultural industry have experienced deterioration since late 2002.

Credit Diversification The Company manages its credit risk, in part, through diversification of its loan portfolio. As part of its normal business activities, it offers a broad array of traditional commercial lending products and specialized products such as asset-based lending, commercial lease financing, agricultural credit, warehouse mortgage lending, commercial real estate, health care and correspondent banking. The Company also offers an array of retail lending products including credit cards, retail leases, home equity, revolving credit, lending to students and other consumer loans. These retail credit products are primarily offered through the branch office network, specialized trust, home mortgage and loan production offices, indirect distribution channels, such as automobile dealers and a consumer finance division. The Company monitors and manages the portfolio diversification by industry, customer and geography. Table 6 provides information with respect to the overall product diversification and changes in the mix during 2003.

     The commercial portfolio reflects the Company’s focus on serving small business customers, middle market and larger corporate businesses throughout its 24-state banking region and large national customers within certain niche industry groups. Table 7 provides a summary of the significant industry groups and geographic locations of commercial loans outstanding at December 31, 2003 and 2002. The commercial loan portfolio is diversified among various industries with somewhat higher concentrations in consumer products and services, capital goods (including manufacturing and commercial construction-related businesses), financial services, commercial services and supplies, and agricultural industries. Additionally, the commercial portfolio is diversified across the Company’s geographical markets with 87.4 percent of total commercial loans within the 24-state banking region. Credit relationships outside of the Company’s banking region are typically niche businesses including the mortgage banking and the leasing businesses. Loans to mortgage banking customers are primarily warehouse lines which are collateralized with the underlying mortgages. The Company regularly monitors its mortgage collateral position to manage its risk exposure.
     Certain industry segments within the commercial loan portfolio, including telecommunications, transportation and manufacturing experienced economic stress since 2001. Additionally, highly leveraged enterprise-value financings have under-performed. Over the past several years, the telecommunications sector has been adversely impacted by excess capacity. As a result of credit workout initiatives, the Company’s outstandings to this industry declined in 2003 to only .7 percent of the commercial loan portfolio at December 31, 2003. At December 31, 2003, the transportation sector represented 4.6 percent of the total

U.S. Bancorp  35

commercial loan portfolio. Since 2001, the sector has been impacted by reduced airline travel, slower economic activity and changes in fuel prices. In general, the credit risk profile of the trucking, railroad and shipping segments have improved from a year ago; however, the airline segment continues to be sluggish. At year-end 2003, the Company’s transportation portfolio consisted of airline and airfreight businesses (30.0 percent of the sector), trucking businesses (48.4 percent of the sector) and the remainder in the railroad and shipping businesses (21.6 percent of the sector). Capital goods represented 11.9 percent of the total commercial portfolio at December 31, 2003. Included in this sector were approximately 34.0 percent of loans related to building products while engineering and construction equipment and machinery businesses were 32.5 percent and 21.3 percent, respectively. During 2003, economic conditions improved and production levels increased resulting in an improvement in the credit quality of the capital goods sectors from a year ago. With respect to certain construction and building-related businesses, the recent changes in the interest rate environment may somewhat hamper their future profitability. During 2003, segments of the agricultural industry experienced deterioration in credit quality due to depressed livestock prices and excess production within the food processing businesses. At December 31, 2003, approximately 7.6 percent of the commercial loan portfolio was concentrated in the agricultural sector. Within the agricultural sector, 37.9 percent of loans were to livestock producers, 30.9 percent to crop producers, 20.4 percent to food processors and 10.8 percent to wholesalers of agricultural products. Wholesalers have been less affected by commodity prices.
     Within its commercial lending business, the Company also provides financing to enable customers to grow their businesses through acquisitions of existing businesses, buyouts or other recapitalizations. During a business cycle with slower economic growth, businesses with leveraged capital structures may experience insufficient cash flows to service their debt. The Company manages leveraged enterprise-value financings by maintaining well-defined underwriting standards, portfolio diversification and actively managing the customer relationship. Regardless of these actions, leveraged enterprise-value financings often exhibit stress during a recession or period of slow economic growth. Given this risk profile, the Company continued to significantly de-emphasize and reduce the size of this portfolio during the past year. The Company actively monitors the credit quality of these customers and develops action plans accordingly. Such leveraged enterprise-value financings approximated $1.8 billion in loans outstanding at December 31, 2003, compared with approximately $2.9 billion outstanding at December 31, 2002. The decline was primarily due to the Company’s decision to reduce its exposure to these types of lending arrangements through repayments, refinancing activities and loan sales. The sector has also been reduced by charge-offs taken during the year. The Company’s portfolio of leveraged financings is included in Table 7 and is diversified among industry groups similar to the total commercial loan portfolio, except for higher concentrations in telecommunications and cable.
     The commercial real estate portfolio reflects the Company’s focus on serving business owners within its footprint as well as regional investment-based real estate. Table 9 provides a summary of the significant property types and geographic locations of commercial real estate loans outstanding at December 31, 2003 and 2002. At December 31, 2003, approximately 29.5 percent of the commercial real estate loan portfolio represented business owner-occupied properties that tend to exhibit credit risk characteristics similar to the middle market commercial loan portfolio. Generally, the investment-based real estate mortgages are diversified among various property types with somewhat higher concentrations in multi-family, office and retail properties. Additionally, the commercial real estate portfolio is diversified across the Company’s geographical markets with 92.8 percent of total commercial real estate loans outstanding at December 31, 2003, within the 24-state banking region.

Analysis of Nonperforming Assets Nonperforming assets represents a key indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments collected from assets on nonaccrual status are typically applied against the principal balance and not recorded as income. At December 31, 2003, total nonperforming assets were $1,148.1 million, compared with $1,373.5 million at year-end 2002 and $1,120.0 million at year-end 2001. The ratio of total nonperforming assets to total loans and other real estate decreased to .97 percent at December 31, 2003, compared with 1.18 percent and .98 percent at the end of 2002 and 2001, respectively.

     The $225.4 million decrease in total nonperforming assets in 2003 reflected a decrease of $204.9 million in nonperforming commercial and commercial real estate loans, a decrease of $11.5 million in nonperforming residential mortgages and a $.9 million decrease in nonperforming retail loans. The decrease in nonperforming assets in 2003 was broad-based across most industry sectors within the commercial loan portfolio including capital goods, consumer-related sectors, manufacturing, telecommunications, and certain segments of transportation. While airline travel has increased from a year ago, the

36 U.S. Bancorp

industry continues to be economically stressed and has had difficulty improving cash flows from operations. Also, certain industries continue to experience financial stress. Certain segments of livestock producers and food processors within the agricultural sector continue to suffer from lower prices. Certain health care facilities providers continue to experience operational stress leading to some deterioration in credit quality within that sector. Also, given the recent slowdown in refinancing activities and housing starts, the mortgage banking and real estate development sectors may experience increased credit risk. While nonperforming assets declined during 2003, the amount of nonperforming assets is still at elevated levels relative to the 1990’s reflecting the general impact of economic conditions during the past two years. Given the Company’s ongoing efforts to reduce the overall risk profile of the organization and the anticipation that the economy will continue to improve, nonperforming assets are expected to trend lower in 2004.
     The $253.5 million increase in total nonperforming assets in 2002 reflected an increase of $284.6 million in nonperforming commercial and commercial real estate loans, and a $17.5 million increase in other nonperforming assets, partially offset by a decrease of $27.1 million in nonperforming residential mortgages and a $21.5 million decrease in nonperforming retail loans. The increase in

Table 12	Nonperforming Assets (a)

At December 31, (Dollars in Millions)	2003	2002	2001	2000	1999

Commercial
Commercial	$623.5	$760.4	$526.6	$470.4	$219.0
Lease financing	113.3	166.7	180.8	70.5	31.5

Total commercial	736.8	927.1	707.4	540.9	250.5

Commercial real estate
Commercial mortgages	177.6	174.6	131.3	105.5	138.2
Construction and development	39.9	57.5	35.9	38.2	31.6

Total commercial real estate	217.5	232.1	167.2	143.7	169.8
Residential mortgages	40.5	52.0	79.1	56.9	72.8

Retail
Credit card	—	—	—	8.8	5.0
Retail leasing	.4	1.0	6.5	—	.4
Other retail	24.8	25.1	41.1	15.0	21.1

Total retail	25.2	26.1	47.6	23.8	26.5

Total nonperforming loans	1,020.0	1,237.3	1,001.3	765.3	519.6

Other real estate	72.6	59.5	43.8	61.1	40.0

Other assets	55.5	76.7	74.9	40.6	28.9

Total nonperforming assets	$1,148.1	$1,373.5	$1,120.0	$867.0	$588.5

Restructured loans accruing interest (b)	$18.0	$1.4	$—	$—	$—
Accruing loans 90 days or more past due (c)	$329.4	$426.4	$462.9	$385.2	$248.6
Nonperforming loans to total loans	.86%	1.06%	.88%	.63%	.46%
Nonperforming assets to total loans plus other real estate	.97%	1.18%	.98%	.71%	.52%
Net interest lost on nonperforming loans	$67.4	$65.4	$63.0	$50.8	$29.5

Changes in Nonperforming Assets

	Commercial and	Retail and
(Dollars in Millions)	Commercial Real Estate	Residential Mortgages(e)	Total

Balance December 31, 2002	$1,295.4	$78.1	$1,373.5
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	1,303.5	41.4	1,344.9
Advances on loans	58.9	—	58.9

Total additions	1,362.4	41.4	1,403.8
Reductions in nonperforming assets
Paydowns, payoffs	(501.1)	(36.0)	(537.1)
Net sales	(288.8)	—	(288.8)
Return to performing status	(118.7)	(9.1)	(127.8)
Charge-offs (d)	(666.8)	(8.7)	(675.5)

Total reductions	(1,575.4)	(53.8)	(1,629.2)
Net additions (reductions) to nonperforming assets	(213.0)	(12.4)	(225.4)

Balance December 31, 2003	$1,082.4	$65.7	$1,148.1

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(e)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp  37

nonperforming commercial and commercial real estate assets was principally due to the Company’s exposure to certain communications, cable, manufacturing and highly leveraged enterprise-value financings. Nonperforming loans in the capital goods sector also increased in 2002.
     The Company had $58.5 million and $50.0 million of restructured loans as of December 31, 2003 and 2002, respectively. Commitments to lend additional funds under restructured loans were $8.2 million and $1.7 million as of December 31, 2003 and 2002, respectively. Restructured loans performing under the restructured terms beyond a specific timeframe are reported as accruing. Of the Company’s total restructured loans at December 31, 2003, $18.0 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $329.4 million at December 31, 2003, compared with $426.4 million at December 31, 2002, and $462.9 million at December 31, 2001. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined to ..28 percent at December 31, 2003, compared with .37 percent at December 31, 2002. Improving economic conditions and the Company’s continued focus on credit process are the primary factors for the favorable change from a year ago.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status. The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent
	Amount		of Loans

December 31
(Dollars in Millions)	2003	2002	2003	2002

Residential Mortgages
30-89 days	$102.9	$137.5	.76%	1.41%
90 days or more	82.5	87.9	.61	.90
Nonperforming	40.5	52.0	.30	.53

Total	$225.9	$277.4	1.68%	2.85%

Retail Loans
Credit Card
30-89 days	$150.9	$145.7	2.54%	2.57%
90 days or more	99.5	118.3	1.68	2.09
Nonperforming	—	—	—	—

Total	$250.4	$264.0	4.22%	4.66%
Retail Leasing
30-89 days	$78.8	$89.7	1.31%	1.58%
90 days or more	8.2	10.7	.14	.19
Nonperforming	.4	1.0	.01	.02

Total	$87.4	$101.4	1.45%	1.78%
Other Retail
30-89 days	$311.9	$395.3	1.15%	1.50%
90 days or more	110.2	141.2	.41	.54
Nonperforming	24.8	25.1	.09	.10

Total	$446.9	$561.6	1.65%	2.13%

Table 13	Delinquent Loan Ratios as a Percent of Ending Loan Balances

At December 31,
90 days or more past due excluding nonperforming loans	2003	2002	2001	2000	1999

Commercial
Commercial	.06%	.14%	.14%	.11%	.05%
Lease financing	.04	.10	.45	.02	—

Total commercial	.06	.14	.18	.10	.05
Commercial real estate
Commercial mortgages	.02	.03	.03	.07	.08
Construction and development	.03	.07	.02	.03	.05

Total commercial real estate	.02	.04	.02	.06	.07
Residential mortgages	.61	.90	.78	.62	.42
Retail
Credit card	1.68	2.09	2.18	1.70	1.23
Retail leasing	.14	.19	.11	.20	.12
Other retail	.41	.54	.74	.62	.41

Total retail	.56	.72	.90	.76	.53

Total loans	.28%	.37%	.40%	.31%	.22%

At December 31,
90 days or more past due including nonperforming loans	2003	2002	2001	2000	1999

Commercial	1.97%	2.35%	1.71%	1.13%	.59%
Commercial real estate	.82	.90	.68	.60	.74
Residential mortgages	.91	1.44	1.79	1.23	.99
Retail	.62	.79	1.03	.83	.62

Total loans	1.14%	1.43%	1.28%	.94%	.68%

38 U.S. Bancorp

     The decline in residential mortgage delinquencies from December 31, 2002, to December 31, 2003, reflected the general improvement in economic conditions, collection efforts and the effect of portfolio growth on delinquency ratios reported on a concurrent basis. The decline in retail loan delinquencies from a year ago, reflected improving economic conditions as well as ongoing collection efforts and risk management actions taken by the Company over the past three years.

Analysis of Loan Net Charge-Offs Total loan net charge-offs decreased $121.3 million to $1,251.7 million in 2003, compared with $1,373.0 million in 2002 and $1,546.5 million in 2001. The ratio of total loan net charge-offs to average loans was 1.06 percent in 2003, compared with 1.20 percent in 2002 and 1.31 percent in 2001. The improvement in net charge-offs in 2003 was due to credit risk management initiatives taken by the Company during the past two years that have improved the credit risk profile of the loan portfolio. These initiatives along with better economic conditions resulted in improving credit risk classifications and lower levels of nonperforming assets. The level of loan net charge-offs during 2002 reflected the impact of soft economic conditions at that time and weakness in the communications, transportation and manufacturing sectors, as well as the impact of the economy on highly leveraged enterprise-value financings. The decline during 2002 reflected net charge-offs taken in 2001 related to several credit initiatives taken by management in that year. Due to the Company’s ongoing workout, collection and risk management efforts and expected improvement in the economy, net charge-offs are anticipated to trend lower in 2004.

     Commercial and commercial real estate loan net charge-offs for 2003 were $608.7 million (.89 percent of average loans outstanding), compared with $679.9 million (.98 percent of average loans outstanding) in 2002 and $884.6 million (1.16 percent of average loans outstanding) in 2001. While commercial and commercial real estate loan net charge-offs for 2003 continue at elevated levels compared with the late 1990’s, improvement from 2002 was broad-based and extended across most industries within the commercial portfolio. In addition, net charge-offs related to the equipment-leasing portfolio declined to 1.65 percent of average leases outstanding from 2.67 percent in 2002. In 2002, higher levels of net charge-offs related to the leasing portfolio included airline and other transportation related losses. The decrease in commercial and commercial real estate loan net charge-offs in 2002, when compared with 2001, was driven by credit actions taken in 2001. Commercial and commercial real estate loan net charge-offs in 2001 included approximately $312.2 million related to several factors including: a large cattle fraud, collateral deterioration specific to transportation equipment caused by the impact of higher fuel prices and the weak economy, deterioration in the manufacturing, communications and technology sectors and specific management decisions to accelerate its workout strategy for certain borrowers. Also included in 2001 commercial and commercial real estate loan net charge-offs were $95 million in merger and restructuring-related

Table 14	Net Charge-offs as a Percent of Average Loans Outstanding

Year Ended December 31	2003	2002	2001	2000	1999

Commercial
Commercial	1.34%	1.29%	1.62%	.56%	.41%
Lease financing	1.65	2.67	1.95	.46	.24

Total commercial	1.38	1.46	1.66	.55	.40
Commercial real estate
Commercial mortgages	.14	.17	.21	.03	.02
Construction and development	.16	.11	.17	.11	.03

Total commercial real estate	.14	.15	.20	.05	.02

Residential mortgages	.23	.23	.15	.11	.11
Retail
Credit card	4.61	4.98	4.80	4.18	4.00
Retail leasing	.86	.72	.65	.41	.28
Home equity and second mortgages	.70	.74	.85	*	*
Other retail	1.60	2.10	2.16	1.32	1.26

Total retail	1.61	1.85	1.94	1.69	1.63

Total loans (a)	1.06%	1.20%	1.31%	.70%	.61%

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses was reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,875.8 million (1.59 percent of average loans) for the year ended December 31, 2001.
*	Information not available

U.S. Bancorp  39

charge-offs to align risk management practices and net charge-offs of $160 million associated with an accelerated loan workout strategy in the first quarter of 2001.
     Retail loan net charge-offs in 2003 were $616.1 million (1.61 percent of average loans outstanding), compared with $674.0 million (1.85 percent of average loans outstanding) in 2002 and $649.3 million (1.94 percent of average loans outstanding) in 2001. Lower levels of retail loan net charge-offs in 2003, compared with 2002, were primarily due to the implementation of uniform underwriting standards and processes across the entire Company, improvement in ongoing collection efforts and changes in other risk management practices. The favorable change in credit card losses also reflected the impact of two portfolio sales in late 2002. The improvement in the retail loan net charge-offs in 2002, compared with 2001, principally reflected changes in the mix of the retail loan portfolio to auto loans and leases and home equity products, and improvement in ongoing collection efforts as a result of the successful completion of the integration efforts.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit including traditional branch credit, indirect lending and a consumer finance division. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles. Within Consumer Banking, U.S. Bank Consumer Finance (“USBCF”), participates in all facets of the Company’s consumer lending activities. The consumer finance division specializes in serving channel-specific and alternative lending markets in residential mortgages, home equity and installment loan financing. The consumer finance division manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile.
     The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch-related loans:

	Average Loan		Percent of
	Amount		Average Loans
Year Ended December 31
(Dollars in Millions)	2003	2002	2003	2002

Consumer finance (a)
Residential mortgages	$3,499	$2,447	.44%	.57%
Home equity and second mortgages	2,350	2,570	2.38	1.95
Other retail	360	237	4.76	3.90
Traditional branch
Residential mortgages	$8,197	$5,965	.14%	.09%
Home equity and second mortgages	10,889	10,662	.34	.44
Other retail	13,270	12,010	1.52	2.07
Total Company
Residential mortgages	$11,696	$8,412	.23%	.23%
Home equity and second mortgages	13,239	13,232	.70	.74
Other retail	13,630	12,247	1.60	2.10

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity loans and second mortgages with a loan-to-value greater than 100 percent that were originated in the branches.

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

     At December 31, 2003, the allowance for credit losses was $2,368.6 million (2.00 percent of loans). This compares with an allowance of $2,422.0 million (2.08 percent of loans) at December 31, 2002, and $2,457.3 million (2.15 percent of loans) at December 31, 2001. The ratio of the allowance for credit losses to nonperforming loans was 232 percent at year-end 2003, compared with 196 percent at year-end 2002 and 245 percent at year-end 2001. The ratio of the allowance for credit losses to loan net charge-offs was 189 percent at year-end 2003, compared with 176 percent at year-end 2002 and 159 percent at year-end 2001. Management determined that the allowance for credit losses was adequate at December 31, 2003.
     Several factors were taken into consideration in evaluating the 2003 allowance for credit losses, including improvements in the risk profile of the portfolios and loan net charge-offs during the period, the lower level of nonperforming assets, the decline in accruing loans 90 days or more past due and the improvement in all delinquency categories from December 31, 2002. Management also

40 U.S. Bancorp

considered the uncertainty related to certain industry sectors, including the airline transportation sector, the extent of credit exposure to highly leveraged enterprise-value arrangements within the portfolio and the fact that nonperforming assets remain at elevated levels despite recent improvements. Finally, the Company considered improving but somewhat mixed economic trends including improving corporate earnings, lagging unemployment rates, the level of bankruptcies and general economic indicators.
     Management determines the allowance that is required for specific loan categories based on relative risk characteristics of the loan portfolio. Table 15 shows the amount of the allowance for credit losses by loan category. The allowance recorded for commercial and commercial real estate loans is based on a regular review of individual credit relationships. The Company’s risk rating process is an integral component of the methodology utilized in determining the allowance for credit losses. An analysis of the migration of commercial and commercial real estate loans and actual loss experience throughout the business cycle is also conducted quarterly to assess reserves established for credits with similar risk characteristics. An allowance is established for pools of commercial and commercial real estate loans based on the risk ratings assigned. The amount is supported by the results of the migration analysis that considers historical loss experience by risk rating, as well as current and historical economic conditions and industry risk factors. The Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based on this analysis, an allowance for credit losses may be specifically established for impaired loans. The allowance established for commercial and commercial real estate loan portfolios, including impaired commercial and commercial real estate loans, was $1,015.0 million at December 31, 2003, compared with $1,090.4 million and $1,428.6 million at December 31, 2002 and 2001, respectively. The decline in the allowance for commercial and commercial real estate loans of $75.4 million reflected improvement in the risk classifications of commercial and commercial real estate portfolios, partially offset by higher loss severity rates from the Company’s historical migration analysis.
     The allowance recorded for the residential mortgages and retail loan portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogenous group of loans. Based on this information and analysis, an allowance was established approximating a rolling twelve-month estimate of net charge-offs. The allowance established for residential mortgages was $33.3 million at December 31, 2003,

Table 15	Elements of the Allowance for Credit Losses (a)

	Allowance Amount					Allowance as a Percent of Loans

December 31 (Dollars in Millions)	2003	2002	2001	2000	1999	2003	2002	2001	2000	1999

Commercial
Commercial	$696.1	$776.4	$1,068.1	$418.8	$408.3	2.08%	2.12%	2.64%	.89%	.97%
Lease financing	90.4	107.6	107.5	17.7	20.2	1.81	2.01	1.84	.31	.53

Total commercial	786.5	884.0	1,175.6	436.5	428.5	2.04	2.11	2.54	.83	.93
Commercial real estate
Commercial mortgages	169.7	152.9	176.6	42.7	110.4	.82	.75	.94	.22	.59
Construction and development	58.8	53.5	76.4	17.7	22.5	.89	.82	1.16	.25	.35

Total commercial real estate	228.5	206.4	253.0	60.4	132.9	.84	.77	1.00	.23	.53
Residential mortgages	33.3	34.2	21.9	11.6	18.6	.25	.35	.28	.12	.15
Retail
Credit card	267.9	272.4	295.2	265.6	320.8	4.52	4.81	5.01	4.42	6.41
Retail leasing	47.1	44.0	38.7	27.2	18.6	.78	.77	.79	.65	.88
Home equity and second mortgages	100.5	114.7	88.6	107.7	*	.76	.85	.72	.90	*
Other retail	234.8	268.6	282.8	250.3	389.2	1.70	2.10	2.39	2.16	1.74

Total retail	650.3	699.7	705.3	650.8	728.6	1.67	1.86	2.02	1.93	2.47

Total allocated allowance	1,698.6	1,824.3	2,155.8	1,159.3	1,308.6	1.43	1.57	1.89	.95	1.16
Available for other factors	670.0	597.7	301.5	627.6	401.7	.57	.51	.26	.51	.35

Total allowance	$2,368.6	$2,422.0	$2,457.3	$1,786.9	$1,710.3	2.00%	2.08%	2.15%	1.46%	1.51%

(a)	During 2001, the Company changed its methodology for determining the specific allowance for elements of the loan portfolio. Table 15 has been restated for 2000. Due to the Company’s inability to gather historical loss data on a combined basis for 1999, the methodologies and amounts assigned to each element of the loan portfolio for that year has not been conformed. Utilizing the prior methods, the total assigned to the allocated allowance for 2000 was $1,397.3 million and the allowance available for other factors portion was $389.6 million.

*	Information not available

U.S. Bancorp  41

compared with $34.2 million and $21.9 million at December 31, 2002 and 2001, respectively. The slight decrease in the allowance for the residential mortgage portfolio year-over-year was primarily due to lower expected loss severity resulting from the more uniform underwriting processes and standards associated with the portfolio, partially offset by losses due to incremental growth in the first lien home equity portfolio during 2003. The allowance established for retail loans was $650.3 million at December 31, 2003, compared with $699.7 million and $705.3 million at December 31, 2002 and 2001, respectively. The decline in the allowance for the retail portfolio in 2003 reflected improved credit quality and delinquency trends, partially offset by the impact of portfolio growth and unemployment rates that continue to lag other economic indicators.
     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolios. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses based on statistical analyses and management judgment, and maintains an “allowance available for other factors” that is not allocated to a specific loan category. The amount of the allowance available for other factors was $670.0 million at December 31, 2003, compared with $597.7 million at December 31, 2002, and $301.5 million at December 31, 2001.
     Given the many subjective factors affecting the credit portfolio, changes in the allowance for other factors may not directly coincide with changes in the risk ratings of the credit portfolio reflected in the risk rating process. This is, in part, due to a lagging effect between changes in the business cycle, the exposure and mix of loans within risk rating categories, levels of nonperforming loans, and the timing of charge-offs and recoveries. In 2001, management conducted extensive reviews of its portfolios and enhanced its commercial migration methods to better differentiate and weight loss severity ratios by risk rating category to reflect the adverse impact of loss experienced in 2001. The $326.1 million decrease in the allowance for other factors in 2001 reflected the impact of that change in loss severity ratios, which led the Company to increase the allowance established for commercial loans. In 2002, the Company reduced the level of higher risk commercial credits and net charge-off ratios improved by 20 basis points from 2001. As a result, loss severity rates determined through historical migration analysis had improved somewhat relative to 2001. This led the Company to reduce the level of the allowance specifically allocated to commercial loans; however, nonperforming assets continued to remain at elevated levels, economic growth continued to be soft and the ability to further reduce higher risk credits had diminished as refinancing opportunities had tightened. As such, volatility of loss rates remained higher relative to prior periods and management increased the level of the allowance for other factors. At December 31, 2003, quantifiable factors supporting the level of the allowance for other factors included $23.3 million related to imprecision in risk ratings, $184.6 million for volatility of commercial loss rates and $199.1 million for volatility of retail loss forecasts. The remaining allowance for other factors of $263.0 million was related to uncertainty in the economy from lagging unemployment rates, concentration risk, including risks associated with the sluggish airline industry and highly leveraged enterprise-value credits, and other qualitative factors.
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

42 U.S. Bancorp

Table 16	Summary of Allowance for Credit Losses

(Dollars in Millions)	2003	2002	2001	2000	1999

Balance at beginning of year	$2,422.0	$2,457.3	$1,786.9	$1,710.3	$1,705.7

Charge-offs
Commercial
Commercial	555.6	559.2	779.0	319.8	250.1
Lease financing	139.3	188.8	144.4	27.9	12.4

Total commercial	694.9	748.0	923.4	347.7	262.5
Commercial real estate
Commercial mortgages	43.9	40.9	49.5	15.8	19.1
Construction and development	13.0	8.8	12.6	10.3	2.6

Total commercial real estate	56.9	49.7	62.1	26.1	21.7
Residential mortgages	30.3	23.1	15.8	13.7	16.2
Retail
Credit card	282.1	304.9	294.1	235.8	220.2
Retail leasing	57.0	45.2	34.2	14.8	6.2
Home equity and second mortgages	105.0	107.9	112.7	*	*
Other retail	267.9	311.9	329.1	379.5	376.0

Total retail	712.0	769.9	770.1	630.1	602.4

Total charge-offs	1,494.1	1,590.7	1,771.4	1,017.6	902.8

Recoveries
Commercial
Commercial	70.0	67.4	60.6	64.0	84.8
Lease financing	55.3	39.9	30.4	7.2	4.0

Total commercial	125.3	107.3	91.0	71.2	88.8
Commercial real estate
Commercial mortgages	15.8	9.1	9.1	10.8	15.1
Construction and development	2.0	1.4	.8	2.6	1.0

Total commercial real estate	17.8	10.5	9.9	13.4	16.1
Residential mortgages	3.4	4.0	3.2	1.3	1.4
Retail
Credit card	27.3	24.6	23.4	27.5	34.6
Retail leasing	7.0	6.3	4.5	2.0	1.1
Home equity and second mortgages	12.1	10.6	12.9	*	*
Other retail	49.5	54.4	80.0	76.8	88.2

Total retail	95.9	95.9	120.8	106.3	123.9

Total recoveries	242.4	217.7	224.9	192.2	230.2

Net Charge-offs
Commercial
Commercial	485.6	491.8	718.4	255.8	165.3
Lease financing	84.0	148.9	114.0	20.7	8.4

Total commercial	569.6	640.7	832.4	276.5	173.7
Commercial real estate
Commercial mortgages	28.1	31.8	40.4	5.0	4.0
Construction and development	11.0	7.4	11.8	7.7	1.6

Total commercial real estate	39.1	39.2	52.2	12.7	5.6
Residential mortgages	26.9	19.1	12.6	12.4	14.8
Retail
Credit card	254.8	280.3	270.7	208.3	185.6
Retail leasing	50.0	38.9	29.7	12.8	5.1
Home equity and second mortgages	92.9	97.3	99.8	*	*
Other retail	218.4	257.5	249.1	302.7	287.8

Total retail	616.1	674.0	649.3	523.8	478.5

Total net charge-offs	1,251.7	1,373.0	1,546.5	825.4	672.6

Provision for credit losses	1,254.0	1,349.0	2,528.8	828.0	646.0
Losses from loan sales/transfers (a)	—	—	(329.3)	—	—
Acquisitions and other changes	(55.7)	(11.3)	17.4	74.0	31.2

Balance at end of year	$2,368.6	$2,422.0	$2,457.3	$1,786.9	$1,710.3

Allowance as a percent of
Period-end loans	2.00%	2.08%	2.15%	1.46%	1.51%
Nonperforming loans	232	196	245	233	329
Nonperforming assets	206	176	219	206	291
Net charge-offs (a)	189	176	159	216	254

(a)	In accordance with guidance provided in the Interagency Guidance on Certain Loans Held for Sale, loans held with the intent to sell are transferred to the Loans Held for Sale category based on the lower of cost or fair value. At the time of the transfer, the portion of the mark-to-market losses representing probable credit losses determined in accordance with policies and methods utilized to determine the allowance for credit losses is included in net charge-offs. The remaining portion of the losses was reported separately as a reduction of the allowance for credit losses under “Losses from loan sales/ transfers.” Had the entire amount of the loss been reported as charge-offs, total net charge-offs would have been $1,875.8 million for the year ended 2001. Additionally, the allowance as a percent of net charge-offs would have been 131 percent for the year ended December 31, 2001.
*	Information not available

U.S. Bancorp  43

Residual Risk Management The Company manages its risk to changes in the value of lease residual assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds if, in the aggregate, there is a net loss for such period. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.

     Included in the retail leasing portfolio was approximately $3.3 billion of retail leasing residuals at December 31, 2003, compared with $3.2 billion at December 31, 2002. The Company monitors concentrations of leases by manufacturer and vehicle “make and model.” At year-end 2003, no vehicle-type concentration exceeded six percent of the aggregate portfolio. Because retail residual valuations tend to be less volatile for longer-term leases, relative to the estimated residual at inception of the lease, the Company actively manages lease origination production to achieve a longer-term portfolio. At December 31, 2003, the weighted-average origination term of the portfolio was 53 months. Since 1998, the used vehicle market has experienced pricing stress. Several factors have contributed to this business cycle. Aggressive leasing programs by automobile manufacturers and competitors within the banking industry included a marketing focus on monthly lease payments, enhanced residuals at lease inception, shorter-term leases and low mileage leases. These practices have created a cyclical oversupply of certain off-lease vehicles causing significant declines in used vehicle prices. Automobile manufacturers and others have retreated somewhat from these marketing programs or exited the leasing business. However, zero percent financing offered with rebates continued to exert pressure on used car pricing. Another factor impacting the used vehicle market has been the deflation in new vehicle prices. This trend has been driven by surplus automobile manufacturing capacity and related production and highly competitive sales programs. Economic factors are expected to moderate new car production. Production levels have continued to decline from record levels in 2000. Also, many Internet marketers failed or transformed into distribution channels of dealers rather than direct competitors. These trends are expected to abate the deflationary pricing pressures of the past few years. Another factor that has slowed the decline in residual values is the growth of “certified” used car programs. Certified cars are low mileage, newer model vehicles that have been inspected, reconditioned, and usually have a warranty program. The Company’s exposure to declining valuation should benefit from certified car programs that receive premium pricing from dealers at auction. Given the current economic environment, it is difficult to assess the timing and degree of changes in residual values that may impact financial results over the next several quarters.
     At December 31, 2003, the commercial leasing portfolio had $816 million of residuals, compared with $896 million at December 31, 2002. At year-end 2003, lease residuals related to trucks and other transportation equipment were 32 percent of the total residual portfolio. Railcars represented 16 percent of the aggregate portfolio, while aircraft and business and office equipment were 15 percent and 11 percent, respectively. No other significant concentrations of more than 10 percent existed at December 31, 2003. In 2003, reduced airline travel and higher fuel costs adversely impacted aircraft and transportation equipment lease residual values.

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

44 U.S. Bancorp

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
     Customer-related business conditions may also increase operational risk or the level of operational losses in certain transaction processing business units, including merchant processing activities. Ongoing risk monitoring of customer activities and their financial condition and operational processes serve to mitigate customer-related operational risk. Refer to Note 23 of the Notes to Consolidated Financial Statements for further discussion on merchant processing.
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

Sensitivity of Net Interest Income and Rate Sensitive Income:

	December 31, 2003					December 31, 2002

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	1.30%	.19%	*	%	(.02)%	.08%	(.34)%	*	%	(1.91)%
Rate sensitive income	.74%	.01%	*	%	(.54)%	.20%	(.55)%	*	%	(2.57)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

U.S. Bancorp  45

guide hedging strategies. ALPC policy guidelines limit the estimated change in interest rate sensitive income to 5.0 percent of forecasted interest rate sensitive income over the succeeding 12 months.
     The table on page 45 summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At December 31, 2003, the Company’s overall interest rate risk position was substantively neutral to changes in interest rates. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company plans to continue to manage the overall interest rate risk profile within policy limits and towards a neutral position. At December 31, 2003 and 2002, the Company was within its policy guidelines.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at December 31, 2003. Given the low level of current interest rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario resulted in a 3.1 percent decrease in the market value of equity at December 31, 2003, compared with a 2.5 percent decrease at December 31, 2002. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario resulted in a 1.3 percent increase at December 31, 2003, and a 1.0 percent decrease at December 31, 2002. At December 31, 2003 and 2002, the Company was within its policy guidelines.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to the ALPC monthly and is used to guide hedging strategies. The results of the valuation analysis as of December 31, 2003, were well within policy guidelines.

Use of Derivatives to Manage Interest Rate Risk In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate and prepayment risk (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). To manage its interest rate risk, the Company may enter into interest rate swap agreements and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate caps protect against rising interest rates while interest rate floors protect against declining interest rates. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments. The Company also acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. The Company minimizes its market and liquidity risks by taking similar offsetting positions.

     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or liabilities on the balance sheet and are designated as either “fair value” or “cash flow” hedges. The Company performs an assessment, both at inception and quarterly thereafter, when required, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Hedge ineffectiveness for both cash flow and fair value hedges is immediately recorded in noninterest income. Changes in the fair value of derivatives designated as fair value hedges, and changes in the fair value of the hedged items, are recorded in earnings. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income until income from the cash flows of the hedged items is realized. Customer-related interest rate swaps, foreign exchange rate contracts, and all other derivative contracts that do not qualify for hedge accounting are recorded at fair value and resulting gains or losses are recorded in trading account gains or losses or mortgage banking revenue.
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $31.8 billion of total notional amount of asset and liability management derivative positions at December 31, 2003, $29.8 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, trust preferred securities and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans

46 U.S. Bancorp

to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $1.0 billion of forward commitments to sell mortgage loans and $1.0 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 17.
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

Table 17	Derivative Positions

Asset and Liability Management Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2003								Fair	Maturity
(Dollars in Millions)	2004	2005	2006	2007	2008	Thereafter	Total	Value	In Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$13,073	$—	$500	$1,720	$3,750	$4,150	$23,193	$691	4.17
Weighted-average
Receive rate	4.22%	—	2.37%	3.96%	3.90%	6.60%	4.54%
Pay rate	1.19	—	1.17	1.20	1.16	1.67	1.27
Pay fixed/receive floating swaps
Notional amount	$2,700	$2,390	$250	$—	$—	$—	$5,340	$(60)	1.25
Weighted-average
Receive rate	1.13%	1.17%	1.19%	—	—	—	1.15%
Pay rate	3.15	2.56	2.73	—	—	—	2.86
Futures and forwards	$2,229	$—	$—	$—	$—	$—	$2,229	$—	.16
Options
Written	995	—	20	—	—	—	1,015	1	.21
Equity contracts	$—	$3	$—	$—	$—	$—	$3	$—	1.92

Customer-related Positions

									Weighted-
	Maturing								Average
									Remaining
December 31, 2003								Fair	Maturity
(Dollars in Millions)	2004	2005	2006	2007	2008	Thereafter	Total	Value	in Years

Interest rate contracts
Receive fixed/pay floating swaps
Notional amount	$615	$871	$1,195	$628	$1,083	$1,434	$5,826	$155	4.50
Pay fixed/receive floating swaps
Notional amount	615	871	1,195	628	1,083	1,434	5,826	(124)	4.50
Basis swaps	1	—	—	—	—	—	1	—	.67
Options
Purchased	30	40	42	62	161	42	377	9	3.75
Written	30	40	42	62	161	42	377	(9)	3.75
Risk participation agreements
Purchased	15	62	1	3	11	35	127	—	7.08
Written	—	17	22	—	25	—	64	—	3.14
Foreign exchange rate contracts
Swaps and forwards
Buy	$1,868	$104	$—	$—	$—	$—	$1,972	$95	.55
Sell	1,902	106	—	—	—	—	2,008	(93)	.55
Options
Purchased	20	—	—	—	—	—	20	—	.29
Written	20	—	—	—	—	—	20	—	.29

U.S. Bancorp  47

third-parties with risk participation agreements, for a fee, as part of a loan syndication transaction.
     At December 31, 2003, the Company had $174.9 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the next 12 months is $53.1 million.
     Gains or losses on customer-related derivative positions were not material in 2003. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was a decrease of $6.8 million in 2003. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material in 2003.
     Table 17 summarizes information on the Company’s derivative positions at December 31, 2003. Refer to Notes 1 and 21 of the Notes to Consolidated Financial Statements for significant accounting policies and additional information regarding the Company’s use of derivatives.

Market Risk Management In addition to interest rate risk, the Company is exposed to other forms of market risk as a consequence of conducting normal trading activities. Business activities that contribute to market risk include, among other things, proprietary trading and foreign exchange positions. Value at Risk (“VaR”) is a key measure of market risk for the Company. Theoretically, VaR represents the maximum amount that the Company has placed at risk of loss, with a ninety-ninth percentile degree of confidence, to adverse market movements in the course of its risk taking activities.

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $40 million at December 31, 2003 and 2002. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was $1.5 million at December 31, 2003, and $8.8 million at December 31, 2002.

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
     The Company’s ability to raise negotiated funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. The debt ratings noted in Table 18 reflect the rating agencies’ recognition of the strong, consistent financial performance of the Company and the quality of the balance sheet. At December 31, 2003, the credit ratings outlook for the Company was considered “Positive” by

48 U.S. Bancorp

both Moody’s Investors Services and Fitch and “Stable” by Standard & Poors.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities. On April 1, 2003, USB Capital II, a subsidiary of U.S. Bancorp, redeemed 100 percent, or $350 million, of its 7.20 percent Trust Preferred Securities.
     At December 31, 2003, parent company long-term debt outstanding was $5.2 billion, compared with $5.7 billion at December 31, 2002. The change in long-term debt during 2003 was driven by medium-term note maturities of $1.3 billion and $.3 billion of parent company subordinated debt maturities, partially offset by the issuance of $1.2 billion of fixed-rate medium-term notes. Total parent company debt scheduled to mature in 2004 is $888 million. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $828.5 million at December 31, 2003. For further information, see Note 24 of the Notes to Consolidated Financial Statements.
     Refer to Table 19 for further information on significant contractual obligations at December 31, 2003.

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangement to which an unconsolidated entity is a party, under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. Off-balance sheet arrangements include certain defined guarantees, asset securitization trusts and conduits. Off-balance sheet arrangements also include any obligation under a variable interest held by an unconsolidated entity that provides financing, liquidity or credit enhancement or market risk support to the Company.

     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit, lease commitments and various forms of guarantees that may be considered off-balance sheet arrangements. The nature and extent of these arrangements is provided in Note 23 of the Notes to Consolidated Financial Statements.
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

Table 18	Debt Ratings

Standard &
At December 31, 2003	Moody’s	Poors	Fitch

U.S. Bancorp
Short-term borrowings			F1
Senior debt and medium-term notes	Aa3	A+	A+
Subordinated debt	A1	A	A
Preferred stock	A2	A-	A
Commercial paper	P-1	A-1	F1
U.S. Bank National Association
Short-term time deposits	P-1	A-1+	F1+
Long-term time deposits	Aa2	AA-	AA-
Bank notes	Aa2/P-1	AA-/A-1+	A+/F1+
Subordinated debt	Aa3	A+	A

Table 19	Contractual Obligations

	Payments Due By Period

		Over One	Over Three
	One Year	Through	Through	Over Five
(Dollars in Millions)	or Less	Three Years	Five Years	Years	Total

Contractual Obligations
Long-term debt (a)	$9,989	$10,932	$5,876	$4,418	$31,215
Trust preferred securities (a)	—	—	—	2,601	2,601
Capital leases	9	15	13	38	75
Operating leases	182	308	242	516	1,248
Purchase obligations	166	227	36	4	433
Benefit obligations (b)	47	101	109	308	565

(a)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.
(b)	Amounts only include obligations related to the unfunded non-qualified pension plan and post-retirement medical plans.

U.S. Bancorp  49

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

     The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets of $7.3 billion at December 31, 2003, and $9.5 billion at December 31, 2002. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $7.3 billion at December 31, 2003, and $9.5 billion at December 31, 2002.
     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered by the conduit’s inability to issue commercial paper to fund its assets. The recorded fair value of the Company’s liability for the liquidity facility included in other liabilities was $47.3 million at December 31, 2003, and $37.7 million at December 31, 2002. Changes in fair value of these liabilities are recorded in the income statement as other noninterest income or expense. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $89.5 million at December 31, 2003, and $93.4 million at December 31, 2002.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $497.5 million at December 31, 2003, of which the Company retained $112.4 million of subordinated securities, transferor’s interests of $12.4 million and a residual interest-only strip of $34.4 million. This compared with $652.4 million in assets at December 31, 2002, of which the Company retained $150.1 million of subordinated securities, transferor’s interests of $16.3 million and a residual interest-only strip of $53.3 million. The securitization trust issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $29.8 million during 2003 and $52.8 million during 2002. The unsecured small business credit securitization held average assets of $571.4 million in 2003 and $700.6 million in 2002.
     During 2003, the Company undertook several actions with respect to off-balance sheet structures. In January of 2003, the Company exercised a cleanup call option on an indirect automobile loan securitization, with the remaining assets from the securitization recorded on the Company’s balance sheet at fair value. The indirect automobile securitization held $156.1 million in assets at December 31, 2002.
     In June 2003, the Company terminated its involvement with an operating lease arrangement involving third-party lessors that acquired certain business assets, including real estate, through leveraged financing structures commonly referred to as “synthetic leases.” All assets previously leased through the synthetic lease structures were acquired and recorded by the Company at fair value. The termination of the synthetic lease structures did not have a material impact on the Company’s financial statements.
     During the third quarter of 2003, the Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc., the commercial loan conduit. This action caused the conduit to lose its status as a “qualifying special purpose entity” as defined below. As a result, the Company recorded all of Stellar’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company. Given the floating rate nature and high credit quality of the assets within the conduit, the impact to the Company’s financial statements was not significant. In the third quarter of 2003, average commercial loan balances increased by approximately $2 billion and the resulting increase in net interest income was offset by a similar decline in conduit fee income within commercial products revenue. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors matured and the conduit was legally dissolved.
     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of

50 U.S. Bancorp

Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003. For VIEs created before February 1, 2003, the effective date of applying the provisions of FIN 46 for entities that have interests in structures that are special purpose entities was for periods ending after December 15, 2003, and for all other types of entities was deferred to periods ending after March 15, 2004.
     Because the Company’s investment securities conduit and the asset-backed securitization are QSPEs, which are exempt from consolidation under the provisions of FIN 46, the consolidation of the conduit or securitizations in its financial statements is not required at this time.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company continually assesses its business risks and capital position. The Company also manages its capital to exceed regulatory capital requirements for well-capitalized bank holding companies. To achieve these capital goals, the Company employs a variety of capital management tools including dividends, common share repurchases, and the issuance of subordinated debt and other capital instruments. Total shareholders’ equity was $19.2 billion at December 31, 2003, compared with $18.4 billion at December 31, 2002. The increase was the result of corporate earnings, offset primarily by the payment of dividends, including the special dividend of $685 million related to the spin-off of Piper Jaffray, and the repurchase of common stock.

     On December 16, 2003, the Company increased its dividend rate per common share by 17.1 percent, from $.205 per quarter to $.24 per quarter. On March 12, 2003, the Company increased its dividend rate per common share by 5.1 percent, from $.195 per quarter to $.205 per quarter. On March 12, 2002, the Company increased its dividend rate per common share by 4.0 percent, from $.1875 per quarter to $.195 per quarter.
     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of common stock through 2003. In 2002, the Company purchased 5.2 million shares of common stock under the December 2001 plan. In 2003, the Company repurchased 7.0 million shares of common stock under the plan, which expired in December of 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock over the following 24 months. During 2003, the Company purchased 8.0 million shares under the December 2003 plan. There are approximately 142.0 million shares remaining to be purchased under this authorization. The average price paid for the 15.0 million shares repurchased during 2003 was

Table 20	Regulatory Capital Ratios

At December 31 (Dollars in millions)	2003	2002

U.S. Bancorp
Tangible common equity	$11,858	$9,824
As a percent of tangible assets	6.5%	5.7%
Tier 1 capital	$14,623	$12,941
As a percent of risk-weighted assets	9.1%	8.0%
As a percent of adjusted quarterly average assets (leverage ratio)	8.0%	7.7%
Total risk-based capital	$21,710	$20,088
As a percent of risk-weighted assets	13.6%	12.4%
Bank Subsidiaries (a)
U.S. Bank National Association
Tier 1 capital	6.6%	6.7%
Total risk-based capital	10.8	10.8
Leverage	6.3	6.7
U.S. Bank National Association ND
Tier 1 capital	13.1%	13.4%
Total risk-based capital	18.0	18.9
Leverage	11.0	12.1
Bank Regulatory Capital Requirements	Minimum	Well- Capitalized

Tier 1 capital	4.0%	6.0%
Total risk-based capital	8.0	10.0
Leverage	4.0	5.0

(a)	These balances and ratios were prepared in accordance with regulatory accounting principles as disclosed in the subsidiaries’ regulatory reports. 2002 ratios for the bank subsidiaries were not restated for the adoption of SFAS 123.

U.S. Bancorp  51

$27.84 per share. For a complete analysis of activities impacting shareholders’ equity and capital management programs, refer to Note 16 of the Notes to Consolidated Financial Statements.
     Banking regulators define minimum capital requirements for banks and financial services holding companies. These requirements are expressed in the form of a minimum Tier 1 capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio. The minimum required level for these ratios is 4.0 percent, 8.0 percent, and 4.0 percent, respectively. The Company targets its regulatory capital levels, at both the bank and bank holding company level, to exceed the “well-capitalized” threshold for these ratios of 6.0 percent, 10.0 percent, and 5.0 percent, respectively. As of December 31, 2003, the Company’s Tier 1 capital, total risk-based capital, and Tier 1 leverage ratio were 9.1 percent, 13.6 percent, and 8.0 percent, respectively. These ratios compare to 8.0 percent, 12.4 percent, and 7.7 percent, respectively, as of December 31, 2002. All regulatory ratios, at both the bank and bank holding company level, continue to be in excess of stated “well-capitalized” requirements.
     Currently, mandatorily redeemable preferred securities issued through subsidiary grantor trusts (“Trust Preferred Securities”) qualify as Tier 1 capital of the Company for regulatory purposes. Prior to the adoption of FIN 46, the Company consolidated the grantor trusts, and the balance sheet included the mandatorily redeemable preferred securities of the grantor trusts. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts and the junior subordinated debentures of the Company owned by the grantor trusts would be included in the consolidated financial statements of the Company as long-term debt. The banking regulatory agencies have issued guidance that would continue the current capital treatment for Trust Preferred Securities until further notice. As of December 31, 2003, management does not believe the adoption of FIN 46, including the de-consolidation of Trust Preferred Securities, if required, will have a material impact on the Company’s results from operations, its financial condition or regulatory capital ratios.
     The Company uses tangible common equity expressed as a percent of tangible common assets as an additional measure of its capital. At December 31, 2003, the Company’s tangible common equity ratio was 6.5 percent, compared with 5.7 percent at year-end 2002. Table 20 provides a summary of capital ratios as of December 31, 2003 and 2002, including Tier 1 and total risk-based capital ratios, as defined by the regulatory agencies.

FOURTH QUARTER SUMMARY

The Company reported net income of $977.0 million for the fourth quarter of 2003, or $.50 per diluted share, compared with $819.7 million, or $.43 per diluted share, for the fourth quarter of 2002. Return on average assets and return on average equity were 2.05 percent and 19.4 percent, respectively, for the fourth quarter of 2003, compared with returns of 1.83 percent and 17.8 percent, respectively, for the fourth quarter of 2002. The Company’s results for the fourth quarter of 2003 improved over the fourth quarter of 2002, primarily due to growth in net interest income and fee-based products and services, as well as controlled operating expense and lower credit costs. Net income from continuing operations was $970.3 million, or $.50 per diluted share, compared with $858.6 million, or $.45 per diluted share for the fourth quarter of 2002, representing an 11.1 percent annual growth rate. Net income for the fourth quarter of 2003 also included after-tax merger and restructuring-related items of $5.0 million ($7.6 million on a pre-tax basis), compared with after-tax merger and restructuring-related items of $69.9 million ($107.3 million on a pre-tax basis) for the fourth quarter of 2002. The $99.7 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion of integration activities associated with the merger of Firstar and USBM at the end of 2002.

     Total net revenue, on a taxable-equivalent basis, was $3,113.3 million for the fourth quarter of 2003, compared with $3,151.0 million for the fourth quarter of 2002, a decrease of $37.7 million (1.2 percent) from a year ago. This decline primarily reflected the net reduction in securities gains (losses) of $106.3 million. Otherwise, favorable growth occurred in net interest income, payment services revenue, trust and investment management fees, treasury management fees, mortgage banking revenue and acquisitions, including Bay View and State Street Corporate Trust, which contributed approximately $33.0 million of the increase in net revenue year-over-year.
     Fourth quarter net interest income, on a taxable-equivalent basis was $1,816.7 million, compared with $1,765.3 million in the fourth quarter of 2002. The $51.4 million (2.9 percent) increase in net interest income was driven by an increase of $12.6 billion (8.3 percent) in average earning assets, primarily due to increases in investment securities, residential mortgages and retail loans, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for the fourth quarter of 2003 was 4.42 percent, compared with 4.65 percent in the fourth quarter of 2002. The year-over-year decline in net interest margin primarily reflected growth in lower-yielding investment securities as a percent of total earning assets,

52 U.S. Bancorp

a change in loan mix and a decline in the margin benefit from net free funds due to lower average interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from the Stellar commercial loan conduit onto the Company’s balance sheet during the third quarter of 2003.
     Fourth quarter 2003 noninterest income declined 6.4 percent from the same period of a year ago. The decline is primarily due to a net reduction in securities gains (losses) of $106.3 million year-over-year. In addition, included in fourth quarter of 2002 was a $46.5 million gain on the sale of an out-of-market credit card portfolio. Credit and debit card revenue and corporate payment products revenue were higher in the fourth quarter of 2003 than the fourth quarter of 2002 by $9.7 million (6.8 percent) and $8.3 million (10.3 percent), respectively. Although credit and debit card revenue grew year-over-year, the growth was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and Mastercard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and other retailers, which lowered the interchange rate on signature debit transactions beginning August 2003. The year-over-year impact of the VISA settlement on credit and debit card revenue for the quarter was a decline of approximately $12.6 million. This change in the interchange rate, in addition to higher customer loyalty rewards expenses, however, was more than offset by the impact of increases in transaction volumes and other rate adjustments. The corporate payment products revenue growth reflected growth in sales and card usage. Merchant processing services revenue was higher in the fourth quarter of 2003 than the same quarter of 2002 by $4.0 million (2.8 percent), due to an increase in transaction volume, which was partially offset by lower processing spreads resulting from revenue-sharing associated with specific banking alliances and changes in the mix of merchants. The favorable variance in trust and investment management fees of $33.0 million (15.4 percent) in the fourth quarter of 2003 over the same period of 2002 was principally driven by the acquisition of State Street Corporate Trust, which contributed approximately $21.1 million in fees during the fourth quarter of 2003. In addition, trust and investment management fees benefited from higher equity market valuations and account growth year-over-year. Treasury management fees grew by $13.7 million (13.4 percent) in the fourth quarter of 2003 over the same period of 2002. The increase in treasury management fees year-over-year was driven, in part, by a change during the third quarter of

Table 21	Fourth Quarter Summary

	Three Months Ended
	December 31,

(In Millions, Except Per Share Data)	2003	2002

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,816.7	$1,765.3
Noninterest income	1,296.7	1,279.5
Securities gains (losses), net	(.1)	106.2

Total net revenue	3,113.3	3,151.0
Noninterest expense	1,342.4	1,486.6
Provision for credit losses	286.0	349.0

Income from continuing operations before taxes	1,484.9	1,315.4
Taxable-equivalent adjustment	7.2	7.7
Applicable income taxes	507.4	449.1

Income from continuing operations	970.3	858.6
Discontinued operations (after-tax)	6.7	(38.9)

Net income	$977.0	$819.7

Per Common Share
Earnings per share	$.51	$.43
Diluted earnings per share	.50	.43
Dividends declared per share	.240	.195
Average shares outstanding	1,927.3	1,916.2
Average diluted shares outstanding	1,950.8	1,923.6
Financial Ratios
Return on average assets	2.05%	1.83%
Return on average equity	19.4	17.8
Net interest margin (taxable-equivalent basis)	4.42	4.65
Efficiency ratio (b)	43.1	48.8

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

U.S. Bancorp  53

2003 in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees. Mortgage banking revenue increased by $3.5 million (4.0 percent) over the same period of 2002 due to higher loan servicing revenue, which was slightly offset by a decline in origination and sales revenue. Offsetting these favorable variances were declines in other income and commercial products revenue year-over-year. Other income declined primarily due to the sale of the credit card portfolio in the fourth quarter of 2002. Commercial products revenue declined by $9.8 million (9.0 percent) year-over-year, principally reflecting lower commercial loan conduit servicing fees, which resulted, in part, from unwinding the Stellar commercial loan conduit.
     Total noninterest expense was $1,342.4 million in the fourth quarter of 2003, compared with $1,486.6 million in the fourth quarter of 2002. The decrease in noninterest expense of $144.2 million (9.7 percent) was primarily due to a $99.7 million reduction in merger and restructuring-related charges, the favorable change in MSR impairments of $54.1 million and cost savings from merger and restructuring-related activities. These positive variances were partially offset by the impact of recent acquisitions, including the branches of Bay View and State Street Corporate Trust. The acquisitions contributed approximately $16.0 million of expense growth to the quarter.
     The provision for credit losses was $286.0 million for the fourth quarter of 2003 and $349.0 million for the fourth quarter of 2002, a decrease of $63.0 million (18.1 percent). Net charge-offs in the fourth quarter of 2003 were $285.1 million, compared with net charge-offs of $378.5 million during the fourth quarter of 2002. The decline from a year ago primarily reflected lower retail and commercial losses, the result of collection efforts and an improving credit risk profile.

LINE OF BUSINESS FINANCIAL REVIEW

Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services, and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance.

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are not charged to the applicable business line. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. The provision for credit losses within the Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management and Payment Services lines of business is based on net charge-offs while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses determined in accordance with accounting principles generally accepted in the United States. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Merger and restructuring-related charges and cumulative effects of changes in accounting principles are not identified by or allocated to lines of business. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as trust, asset management and capital markets, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory requirements.

     Designations, assignments and allocations may change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2003, certain organization and methodology changes were made and, accordingly, 2002 results were restated and presented on a comparable basis. Due to organizational and methodology changes, the Company’s basis of financial presentation differed in 2001. The presentation of comparative business line results for 2001 is not practical and has not been provided.

54 U.S. Bancorp

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $1,195.3 million of the Company’s operating earnings in 2003 and $1,115.7 million in 2002. The increase in operating earnings in 2003 was driven by slightly higher net revenue and reductions in noninterest expense and provision for credit losses, compared with 2002.

     Total net revenue increased $48.9 million (1.9 percent) in 2003, compared with 2002. Net interest income, on a taxable-equivalent basis, increased 1.5 percent, compared with 2002, as average deposits increased $7.7 billion (36.5 percent) in 2003, compared with 2002. The impact of increasing average deposits on net interest income was offset somewhat by the adverse impact of declining interest rates on the funding benefits of customer deposits in addition to the declines in average loans and loan spreads. Loan spreads declined from a year ago due, in part, to the consolidation of high credit quality, low margin commercial loans from the loan conduit onto the balance sheet. The decline in average loans in 2003 was driven in part by soft customer loan demand given the current economic environment, in addition to the Company’s decisions in 2001 to tighten credit availability to certain types of lending products, industries and customers and reductions due to asset workout strategies. Noninterest income increased 2.9 percent in 2003 to $753.0 million, compared to 2002 noninterest income of $731.8 million. The increase in noninterest income in 2003 was due to growth in treasury management-related fees, international banking, syndication and customer derivative fees, and equipment leasing revenue, partially offset by reductions in fee income related to lower commercial loan volumes and the consolidation of the commercial loan conduit, compared with 2002. The increase in cash management-related fees was driven by growth in product sales, pricing enhancements and lower earnings credit rates to customers. The growth was also driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003.
     Noninterest expense was $350.6 million in 2003, compared with $383.5 million in 2002. The $32.9 million decrease (8.6 percent) was primarily due to cost savings initiatives that reduced personnel-related costs, legal expenses and professional costs. Loan workout expenses also declined in 2003 as the credit quality of the loan portfolio has improved. In addition, noninterest expense for the business segment in 2003 included $12.6 million of equipment financing related residual value and inventory write-downs.
     The provision for credit losses was $401.1 million and $444.5 million in 2003 and 2002, respectively, a decline of $43.4 million (9.8 percent). The favorable change in the provision for credit losses for Wholesale Banking business is due to improving net charge-offs which declined to .89 percent of average loans in 2003 from .96 percent of average loans in 2002. The reduction in net charge-offs was attributable to improvements in credit quality driven by initiatives taken by the Company during the past three years including asset workout strategies and reductions in commitments to certain industries and customers. Nonperforming assets within Wholesale Banking were $744.2 million at December 31, 2003, compared with $983.9 million at December 31, 2002. While nonperforming asset levels continue to be elevated relative to the 1990’s, significant improvement in credit quality has been achieved with reductions being broad-based across most industry sectors. The Company expects further improvements in nonperforming asset levels through 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $1,688.4 million of the Company’s operating earnings for 2003 and $1,521.0 million for 2002, an 11.0 percent increase over 2002. The increase in operating earnings in 2003 was driven by higher net revenue and reductions in provision for credit losses, offset by increases in noninterest expense, compared with 2002.

     Total net revenue increased $358.4 million (7.3 percent) in 2003, compared with 2002. Net interest income, on a taxable-equivalent basis, increased $230.4 million (6.8 percent). Fee-based revenue increased $42.4 million (3.0 percent) and securities gains (losses) increased $85.6 million. The year-over-year increase in net interest income was due to growth in average loan balances and residential mortgages held for sale, improved spreads on retail and commercial loans, lower funding costs on non-earning asset balances, growth in interest-bearing and noninterest-bearing deposit balances and acquisitions. Partially offsetting these increases was the impact of declining interest rates on the funding benefit of consumer deposits. The increase in average loan balances of 10.1 percent reflected retail loan growth of 6.9 percent and growth in residential mortgages of 40.6 percent in 2003, compared with 2002. Residential mortgages include first-lien home equity loans, which accounted for 26.7 percent of the growth

U.S. Bancorp  55

in residential mortgages. Commercial and commercial real estate loan balances increased 1.3 percent during the same period. The year-over-year increase in average deposits included growth in noninterest-bearing, interest checking, savings and money market account balances, partially offset by a reduction in balances associated with time deposits. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products.
     Noninterest income excluding securities gains was $1,460.1 million in 2003, $42.4 million (3.0 percent) higher compared with 2002. This growth was driven by mortgage banking revenue, deposit service charges, investment products fees and commissions and acquisitions, partially offset by higher end-of-term lease residual losses. The year-over-year growth in mortgage banking revenue was partially attributable to the acquisition of Leader in the second quarter of 2002, which contributed $63.7 million in 2003, compared with $47.2 million in 2002. Securities gains were $193.4 million in 2003, a net increase of $85.6 million from a year ago. The Company utilizes its investment portfolio as an economic hedge to the valuation risk of the portfolio of mortgage servicing rights caused by declining interest rates and related increases in mortgage prepayments due to mortgage refinancing activity.
     Noninterest expense was $2,198.2 million in 2003, compared with $2,074.7 million for 2002, an increase of $123.5 million (6.0 percent). The year-over-year increase in noninterest expense was attributable to an increase in MSR amortization and impairment of $85.3 million, higher loan origination and repossession costs and incremental operating costs of $56.4 million related to the Bay View Bank and Leader acquisitions.

Table 22	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Year Ended December 31 (Dollars in Millions)	2003	2002	Change	2003	2002	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$1,877.9	$1,850.2	1.5%	$3,634.7	$3,404.3	6.8%
Noninterest income	753.0	731.8	2.9	1,460.1	1,417.7	3.0
Securities gains, net	—	—	—	193.4	107.8	79.4

Total net revenue	2,630.9	2,582.0	1.9	5,288.2	4,929.8	7.3
Noninterest expense	331.1	362.9	(8.8)	1,765.4	1,735.7	1.7
Other intangibles	19.5	20.6	(5.3)	432.8	339.0	27.7

Total noninterest expense	350.6	383.5	(8.6)	2,198.2	2,074.7	6.0

Operating income (loss)	2,280.3	2,198.5	3.7	3,090.0	2,855.1	8.2
Provision for credit losses	401.1	444.5	(9.8)	435.8	463.8	(6.0)

Operating earnings (loss), before income taxes	1,879.2	1,754.0	7.1	2,654.2	2,391.3	11.0
Income taxes and taxable-equivalent adjustment	683.9	638.3	7.1	965.8	870.3	11.0

Operating earnings (loss)	$1,195.3	$1,115.7	7.1	$1,688.4	$1,521.0	11.0

Merger and restructuring-related items (after-tax)
Discontinued operations (after-tax)
Cumulative effect of accounting change (after-tax)
Net income

Average Balance Sheet Data
Commercial	$28,337	$30,015	(5.6)%	$8,100	$8,795	(7.9)%
Commercial real estate	16,414	15,908	3.2	9,936	9,010	10.3
Residential mortgages	119	160	(25.6)	11,265	8,013	40.6
Retail	57	130	(56.2)	28,832	26,960	6.9

Total loans	44,927	46,213	(2.8)	58,133	52,778	10.1
Goodwill	1,227	1,226	.1	2,242	1,892	18.5
Other intangible assets	107	127	(15.7)	928	946	(1.9)
Assets	51,775	52,572	(1.5)	67,831	61,403	10.5
Noninterest-bearing deposits	14,738	12,993	13.4	13,748	12,939	6.3
Savings products	10,227	5,556	84.1	40,769	35,803	13.9
Time deposits	3,901	2,592	50.5	18,587	22,632	(17.9)

Total deposits	28,866	21,141	36.5	73,104	71,374	2.4
Shareholders’ equity	5,058	5,049	.2	6,022	5,128	17.4

* Not meaningful

56 U.S. Bancorp

     The provision for credit losses decreased $28.0 million in 2003, compared with 2002. The improvement in the provision for credit losses in 2003 was primarily attributable to lower net charge-offs. As a percentage of average loans, net charge-offs declined to .75 percent in 2003, compared with .88 percent in 2002. The declines in net charge-offs included the commercial, commercial real estate and retail loan portfolios. The improvement in commercial and commercial real estate loan net charge-offs within Consumer Banking of $20.6 million was broad-based across most industry and geographical regions. Retail loan net charge-offs declined by $16.5 million primarily resulting from ongoing collection efforts and risk management. Nonperforming assets within Consumer Banking were $367.1 million at December 31, 2003, compared with $345.4 million at December 31, 2002. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund and alternative investment product services through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services, LLC. Private Client, Trust and Asset Management contributed $506.5 million of the Company’s operating earnings in 2003, and increase of 10.9 percent compared with 2002.

     Total net revenue was $1,352.0 million in 2003, an increase of 10.4 percent, compared with 2002. Net interest income, on a taxable-equivalent basis, increased $60.6 million (18.8 percent) in 2003, compared with 2002. The increase in net interest income in 2003 was due to growth in total deposits of 34.5 percent attributable to

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change

$383.6	$323.0	18.8%	$624.4	$675.6	(7.6)%	$696.9	$594.1	17.3%	$7,217.5	$6,847.2	5.4%
968.4	901.5	7.4	1,692.3	1,676.8	.9	194.4	183.0	6.2	5,068.2	4,910.8	3.2
—	—	—	—	—	—	51.4	192.1	(73.2)	244.8	299.9	(18.4)

1,352.0	1,224.5	10.4	2,316.7	2,352.4	(1.5)	942.7	969.2	(2.7)	12,530.5	12,057.9	3.9
483.3	464.5	4.0	593.9	627.3	(5.3)	1,694.6	1,675.9	1.1	4,868.3	4,866.3	—
66.2	31.1	*	158.1	161.1	(1.9)	5.8	1.2	*	682.4	553.0	23.4

549.5	495.6	10.9	752.0	788.4	(4.6)	1,700.4	1,677.1	1.4	5,550.7	5,419.3	2.4

802.5	728.9	10.1	1,564.7	1,564.0	—	(757.7)	(707.9)	(7.0)	6,979.8	6,638.6	5.1
6.2	11.0	(43.6)	412.7	456.4	(9.6)	(1.8)	(26.7)	93.3	1,254.0	1,349.0	(7.0)

796.3	717.9	10.9	1,152.0	1,107.6	4.0	(755.9)	(681.2)	(11.0)	5,725.8	5,289.6	8.2
289.8	261.2	10.9	419.2	403.0	4.0	(373.4)	(320.5)	(16.5)	1,985.3	1,852.3	7.2

$506.5	$456.7	10.9	$732.8	$704.6	4.0	$(382.5)	$(360.7)	(6.0)	3,740.5	3,437.3	8.8

									(30.4)	(209.3)
									22.5	(22.7)
									—	(37.2)

									$3,732.6	$3,168.1

$1,784	$1,819	(1.9)%	$2,887	$2,803	3.0%	$218	$385	(43.4)%	$41,326	$43,817	(5.7)%
594	591	.5	—	—	—	198	214	(7.5)	27,142	25,723	5.5
299	231	29.4	—	—	—	13	8	62.5	11,696	8,412	39.0
2,159	2,056	5.0	7,103	7,304	(2.8)	47	51	(7.8)	38,198	36,501	4.6

4,836	4,697	3.0	9,990	10,107	(1.2)	476	658	(27.7)	118,362	114,453	3.4
740	290	*	1,814	1,814	—	305	306	(.3)	6,328	5,528	14.5
399	227	75.8	675	769	(12.2)	20	11	81.8	2,129	2,080	2.4
6,624	5,771	14.8	13,564	13,350	1.6	47,836	38,852	23.1	187,630	171,948	9.1
3,031	2,333	29.9	278	258	7.8	(80)	192	*	31,715	28,715	10.4
6,019	4,301	39.9	10	7	42.9	1	129	(99.2)	57,026	45,796	24.5
474	448	5.8	—	—	—	4,850	4,941	(1.8)	27,812	30,613	(9.1)

9,524	7,082	34.5	288	265	8.7	4,771	5,262	(9.3)	116,553	105,124	10.9
2,169	1,405	54.4	3,010	3,059	(1.6)	3,134	2,632	19.1	19,393	17,273	12.3

U.S. Bancorp  57

growth in noninterest-bearing deposits, savings products, time deposits and the State Street Corporate Trust acquisition, partially offset by the impact of declining interest rates on the funding benefit of deposits. The acquisition of the corporate trust business from State Street represented approximately $31.4 million of the 2003 increase in net interest income. Noninterest income increased $66.9 million (7.4 percent) in 2003, compared with 2002. The acquisition of the State Street Corporate Trust business was the primary factor for this increase, partially offset by a year-over-year decrease in the value of assets under management due to adverse capital market conditions in early 2003. During the second half of 2003, equity capital market conditions improved significantly, and the line of business experienced an increase in assets under management and related fees.
     Noninterest expense increased $53.9 million (10.9 percent) in 2003, compared with 2002, primarily attributable to the State Street Corporate Trust acquisition ($68.5 million), offset by cost savings from business integration and other cost control initiatives.
     The provision for credit losses decreased $4.8 million (43.6 percent) in 2003, compared with 2002. The year-over-year decrease in the provision for credit losses was primarily due to lower retail loan net charge-offs.

Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $732.8 million of the Company’s operating earnings in 2003, a 4.0 percent increase over 2002.

     Total net revenue was $2,316.7 million in 2003, a 1.5 percent decrease, compared with 2002. Net interest income decreased 7.6 percent in 2003, compared with 2002, primarily due to a reduction in customer late fees and lost interest revenue from the sale of two credit card portfolios. During late 2002, the Company sold two co-branded credit card portfolios, reducing year-over-year net interest income for this business line by approximately $29.3 million in 2003. Noninterest income increased ..9 percent in 2003, compared with 2002. The increase in fee-based revenue in 2003 was driven by strong growth in credit card and debit card revenue and corporate payment product revenues, which was partially offset by a reduction in merchant processing and other revenue. The growth in credit and debit card revenue was muted somewhat by the $19.4 million impact of the debit card antitrust settlement by VISA USA and Mastercard which lowered interchange rates on signature debit transactions. Merchant processing revenue declined due to lower processing spreads resulting from changes in revenue-sharing associated with specific banking alliances and a change in the mix of merchants, which offset the favorable impact of increased transaction processing volumes. Other revenue in 2002 included $67.4 million related to the credit card portfolio sales.
     Noninterest expense was $752.0 million in 2003, a decrease of $36.4 million (4.6 percent), compared with 2002. The decrease in noninterest expense was primarily attributable to lower fraud losses and third-party merchant processing costs partially offset by increased marketing costs. Personnel cost increases attributable to higher processing volumes were more than offset by business line cost savings.
     The provision for credit losses was $412.7 million in 2003, a decrease of $43.7 million (9.6 percent), compared with 2002 due to lower net charge-offs of the business line. As a percentage of average loans, net charge-offs were 4.13 percent in 2003, compared with 4.52 percent of average loans in 2002. The favorable change in credit losses was due to improvements in ongoing collection efforts, risk management and the sale of two co-branded credit card portfolios during late 2002.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded operating losses of $382.5 million in 2003, an increase of 6.0 percent, compared with 2002.

     Total net revenue was $942.7 million in 2003, compared with total net revenue of $969.2 million in 2002. The year-over-year decline of $26.5 million (2.7 percent) in total net revenue in 2003 was attributable to a reduction in securities gains of $140.7 million partially offset by increases in net interest income of $102.8 million (17.3 percent) and noninterest income of $11.4 million (6.2 percent). The increase in net interest income was primarily attributable to the increase in average investment securities of $8.4 billion. Investment securities increased in 2003 compared with 2002, reflecting the reinvestment of proceeds from loan sales, declines in commercial loan balances and additional deposits assumed from acquisitions. Noninterest expense was $1,700.4 million in 2003, compared with $1,677.1 million in 2002. The $23.3 million increase (1.4 percent) year-over-year was primarily the result of higher costs associated with employee pension benefits, corporate insurance, postage, telecommunications and charitable contributions.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United

58 U.S. Bancorp

States. The provision for credit losses was a net recovery of $1.8 million in 2003, compared with a net recovery of $26.7 million in 2002. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

ACCOUNTING CHANGES

Note 2 of the Notes to Consolidated Financial Statements discusses accounting standards recently issued or proposed but not yet required to be adopted and the expected impact of the changes in accounting standards. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

     On January 8, 2004, the Company elected to adopt the “fair value” method of accounting for stock-based compensation. The Company implemented this accounting change utilizing the “retroactive restatement method,” requiring all prior periods to be restated to recognize compensation expense for the estimated fair value of all employee stock awards including stock options granted, modified or settled in fiscal years beginning after December 15, 1994.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding the Company’s financial statements. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third-parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles. Management has discussed the development and the selection of critical accounting policies with the Company’s Audit Committee.

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

     Management’s evaluation of the adequacy of the allowance for credit losses is often the most critical of accounting estimates for a banking institution. It is a highly subjective process impacted by many factors as discussed throughout the Management’s Discussion and Analysis section of the Annual Report. Although risk management practices, methodologies and other tools are utilized to determine each element of the allowance, degrees of imprecision exist in these measurement tools due in part to subjective judgments involved and an inherent lagging of credit quality measurements relative to the stage of the business cycle. Even determining the stage of the business cycle is highly subjective. As discussed in the “Analysis and Determination of Allowance for Credit Losses” section, management considers the effect of imprecision and many other factors in determining the allowance for credit losses by establishing an “allowance for other factors” that is not specifically allocated to a category of loans. If not considered, inherent losses in the portfolio related to imprecision and other subjective factors could have a dramatic adverse impact on the liquidity and financial viability of a bank.
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

U.S. Bancorp  59

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

Mortgage Servicing Rights MSRs are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The changes in the fair value of MSRs at December 31, 2003, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $78 million and $127 million, respectively. An upward movement in interest rates at December 31, 2003, of 25 and 50 basis points would increase the value of the MSRs by approximately $75 million and $133 million, respectively. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

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
     In assessing the fair value of reporting units, the Company may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, management often utilizes other information to validate the

60 U.S. Bancorp

reasonableness of its valuations including public market comparables, multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable public companies and business segments. These multiples may be adjusted to consider competitive differences including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires management judgment and considers many factors including the regulatory capital regulations and capital characteristics of comparable public companies in relevant industry sectors. In certain circumstances, management will engage a third-party to independently validate its assessment of the fair value of its business segments.
     The Company’s annual assessment of potential goodwill impairment was completed during the second quarter of 2003. Based on the results of this assessment, no goodwill impairment was recognized.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the most recently completed fiscal quarter, there was no change made in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Bancorp  61

U.S. Bancorp
Consolidated Balance Sheet

At December 31 (Dollars in Millions)	2003	2002

Assets
Cash and due from banks	$8,630	$10,758
Investment securities
Held-to-maturity (fair value $161 and $240, respectively)	152	233
Available-for-sale	43,182	28,255
Loans held for sale	1,433	4,159
Loans
Commercial	38,526	41,944
Commercial real estate	27,242	26,867
Residential mortgages	13,457	9,746
Retail	39,010	37,694

Total loans	118,235	116,251
Less allowance for credit losses	(2,369)	(2,422)

Net loans	115,866	113,829
Premises and equipment	1,957	1,697
Customers’ liability on acceptances	121	140
Goodwill	6,025	6,325
Other intangible assets	2,124	2,321
Other assets	9,796	12,310

Total assets	$189,286	$180,027

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,470	$35,106
Interest-bearing	74,749	68,214
Time deposits greater than $100,000	11,833	12,214

Total deposits	119,052	115,534
Short-term borrowings	10,850	7,806
Long-term debt	31,215	28,588
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,601	2,994
Acceptances outstanding	121	140
Other liabilities	6,205	6,529

Total liabilities	170,044	161,591
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 2003 — 1,972,643,007 shares; 2002 — 1,972,643,060 shares	20	20
Capital surplus	5,851	5,799
Retained earnings	14,508	13,105
Less cost of common stock in treasury: 2003 — 49,722,856 shares; 2002 — 55,686,500 shares	(1,205)	(1,272)
Other comprehensive income	68	784

Total shareholders’ equity	19,242	18,436

Total liabilities and shareholders’ equity	$189,286	$180,027

See Notes to Consolidated Financial Statements.

62 U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

Year Ended December 31 (Dollars and Shares in Millions, Except Per Share Data)	2003	2002	2001

Interest Income
Loans	$7,272.0	$7,743.0	$9,413.7
Loans held for sale	202.2	170.6	146.9
Investment securities
Taxable	1,654.6	1,438.2	1,206.1
Non-taxable	29.4	46.1	89.5
Other interest income	99.8	96.0	90.2

Total interest income	9,258.0	9,493.9	10,946.4
Interest Expense
Deposits	1,096.6	1,485.3	2,828.1
Short-term borrowings	166.8	222.9	475.6
Long-term debt	702.2	834.8	1,164.2
Company-obligated mandatorily redeemable preferred securities	103.1	136.6	127.8

Total interest expense	2,068.7	2,679.6	4,595.7

Net interest income	7,189.3	6,814.3	6,350.7
Provision for credit losses	1,254.0	1,349.0	2,528.8

Net interest income after provision for credit losses	5,935.3	5,465.3	3,821.9

Noninterest Income
Credit and debit card revenue	560.7	517.0	465.9
Corporate payment products revenue	361.3	325.7	297.7
ATM processing services	165.9	160.6	153.0
Merchant processing services	561.4	567.3	308.9
Trust and investment management fees	953.9	892.1	887.8
Deposit service charges	715.8	690.3	644.9
Treasury management fees	466.3	416.9	347.3
Commercial products revenue	400.5	479.2	437.4
Mortgage banking revenue	367.1	330.2	234.0
Investment products fees and commissions	144.9	132.7	130.8
Securities gains, net	244.8	299.9	329.1
Merger and restructuring-related gains	—	—	62.2
Other	370.4	398.8	370.4

Total noninterest income	5,313.0	5,210.7	4,669.4

Noninterest Expense
Compensation	2,176.8	2,167.5	2,036.6
Employee benefits	328.4	317.5	285.5
Net occupancy and equipment	643.7	658.7	666.6
Professional services	143.4	129.7	116.4
Marketing and business development	180.3	171.4	178.0
Technology and communications	417.4	392.1	353.9
Postage, printing and supplies	245.6	243.2	241.9
Goodwill	—	—	236.7
Other intangibles	682.4	553.0	278.4
Merger and restructuring-related charges	46.2	321.2	1,044.8
Other	732.7	786.2	710.2

Total noninterest expense	5,596.9	5,740.5	6,149.0

Income from continuing operations before income taxes	5,651.4	4,935.5	2,342.3
Applicable income taxes	1,941.3	1,707.5	818.3

Income from continuing operations	3,710.1	3,228.0	1,524.0
Income (loss) from discontinued operations (after-tax)	22.5	(22.7)	(45.2)
Cumulative effect of accounting change (after-tax)	—	(37.2)	—

Net income	$3,732.6	$3,168.1	$1,478.8

Earnings Per Share
Income from continuing operations	$1.93	$1.68	$.79
Discontinued operations	.01	(.01)	(.02)
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.94	$1.65	$.77

Diluted Earnings Per Share
Income from continuing operations	$1.92	$1.68	$.79
Discontinued operations	.01	(.01)	(.03)
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.93	$1.65	$.76

Dividends declared per share	$.855	$.780	$.750

Average common shares	1,923.7	1,916.0	1,927.9
Average diluted common shares	1,936.2	1,924.8	1,940.3

See Notes to Consolidated Financial Statements.

U.S. Bancorp  63

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

	Common					Other	Total
	Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Dollars in Millions)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2000	1,902,083,434	$19	$4,275	$11,658	$(880)	$96	$15,168
Cumulative impact of retroactive restatement			430	(265)			165
Net income				1,479			1,479
Unrealized gain on securities available for sale						194	194
Unrealized gain on derivatives						106	106
Foreign currency translation adjustment						(4)	(4)
Realized gain on derivatives						42	42
Reclassification adjustment for gains realized in net income						(333)	(333)
Income taxes						(6)	(6)

Total comprehensive income							1,478
Cash dividends declared on common stock				(1,447)			(1,447)
Issuance of common stock and treasury shares	69,502,689	1	1,384		49		1,434
Purchase of treasury stock	(19,743,672)				(468)		(468)
Retirement of treasury stock			(824)		824		—
Stock option grants and restricted stock amortization			415				415
Shares reserved to meet deferred compensation obligations	(132,939)		3		(3)		—

Balance December 31, 2001	1,951,709,512	$20	$5,683	$11,425	$(478)	$95	$16,745

Net income				3,168			3,168
Unrealized gain on securities available for sale						1,048	1,048
Unrealized gain on derivatives						324	324
Foreign currency translation adjustment						7	7
Realized gain on derivatives						64	64
Reclassification adjustment for gains realized in net income						(332)	(332)
Income taxes						(422)	(422)

Total comprehensive income							3,857
Cash dividends declared on common stock				(1,488)			(1,488)
Issuance of common stock and treasury shares	10,589,034		(75)		249		174
Purchase of treasury stock	(45,256,736)				(1,040)		(1,040)
Stock option grants and restricted stock amortization			188				188
Shares reserved to meet deferred compensation obligations	(85,250)		3		(3)		—

Balance December 31, 2002	1,916,956,560	$20	$5,799	$13,105	$(1,272)	$784	$18,436

Net income				3,733			3,733
Unrealized loss on securities available for sale						(716)	(716)
Unrealized loss on derivatives						(373)	(373)
Foreign currency translation adjustment						23	23
Realized gain on derivatives						199	199
Reclassification adjustment for gains realized in net income						(288)	(288)
Income taxes						439	439

Total comprehensive income							3,017
Cash dividends declared on common stock				(1,645)			(1,645)
Special dividend-Piper Jaffray spin-off				(685)			(685)
Issuance of common stock and treasury shares	21,709,297		(51)		502		451
Purchase of treasury stock	(14,971,000)				(417)		(417)
Stock option grants and restricted stock amortization			111				111
Shares reserved to meet deferred compensation obligations	(774,706)		(8)		(18)		(26)

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242

See Notes to Consolidated Financial Statements.

64 U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)	2003	2002	2001

Operating Activities
Net income	$3,732.6	$3,168.1	$1,478.8
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,254.0	1,349.0	2,528.8
Depreciation and amortization of premises and equipment	275.2	285.3	284.0
Amortization of goodwill and other intangibles	682.4	553.0	515.1
Provision for deferred income taxes	272.7	291.7	(296.1)
(Gain) loss on sales of securities and other assets, net	(300.4)	(411.1)	(428.7)
Mortgage loans originated for sale in the secondary market, net of repayments	(27,665.8)	(22,567.9)	(15,500.2)
Proceeds from sales of mortgage loans	30,228.4	20,756.6	13,483.0
Stock-based compensation	123.4	113.3	227.7
Other, net	79.7	248.3	(110.5)

Net cash provided by (used in) operating activities	8,682.2	3,786.3	2,181.9
Investing Activities
Proceeds from sales of investment securities	17,383.3	14,386.9	19,240.2
Proceeds from maturities of investment securities	18,139.9	11,246.5	4,572.2
Purchases of investment securities	(51,127.3)	(26,469.8)	(32,278.6)
Net (increase) decrease in loans outstanding	(4,193.3)	(4,111.3)	2,532.3
Proceeds from sales of loans	2,203.7	2,219.1	3,729.1
Purchases of loans	(944.3)	(240.2)	(87.5)
Proceeds from sales of premises and equipment	39.7	211.8	166.3
Purchases of premises and equipment	(670.1)	(429.8)	(299.2)
Acquisitions, net of cash acquired	—	1,368.8	(741.4)
Divestitures	(381.8)	—	(340.0)
Other, net	124.7	(126.1)	(143.9)

Net cash provided by (used in) investing activities	(19,425.5)	(1,944.1)	(3,650.5)

Financing Activities
Net increase (decrease) in deposits	3,449.0	7,002.3	(4,258.1)
Net increase (decrease) in short-term borrowings	3,869.5	(7,307.0)	5,244.3
Principal payments on long-term debt	(8,617.9)	(8,367.5)	(10,539.6)
Proceeds from issuance of long-term debt	11,467.5	10,650.9	11,702.3
Proceeds from issuance of Company-obligated mandatorily redeemable preferred securities	—	—	1,500.0
Redemption of Company-obligated mandatorily redeemable preferred securities	(350.0)	—	—
Proceeds from issuance of common stock	398.4	147.0	136.4
Repurchase of common stock	(326.3)	(1,040.4)	(467.9)
Cash dividends paid	(1,556.8)	(1,480.7)	(1,235.1)

Net cash provided by (used in) financing activities	8,333.4	(395.4)	2,082.3

Change in cash and cash equivalents	(2,409.9)	1,446.8	613.7
Cash and cash equivalents at beginning of year	11,192.1	9,745.3	9,131.6

Cash and cash equivalents at end of year	$8,782.2	$11,192.1	$9,745.3

See Notes to Consolidated Financial Statements.

U.S. Bancorp  65

Notes to Consolidated Financial Statements

Note 1	Significant Accounting Policies

U.S. Bancorp and its subsidiaries (the “Company”) is a multi-state financial services holding company headquartered in Minneapolis, Minnesota. The Company provides a full range of financial services including lending and depository services through banking offices principally in 24 states. The Company also engages in credit card, merchant, and ATM processing, mortgage banking, insurance, trust and investment management, brokerage, and leasing activities principally in domestic markets.

Basis of Presentation The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidation eliminates all significant intercompany accounts and transactions. Certain items in prior periods have been reclassified to conform to the current presentation. The consolidated financial statements have been retroactively restated due to the adoption of the fair value method of accounting for stock-based compensation as described in Note 2 and to report the results of Piper Jaffray Companies as discontinued operations as described in Note 4 of the Notes to Consolidated Financial Statements.

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

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund processing services to affluent individuals, businesses, institutions and mutual funds.

Payment Services includes consumer and business credit cards, corporate and purchasing card services, ATM processing, merchant processing and debit cards. Customized products and services, coupled with cutting-edge technology are provided to consumer and business customers, government clients, correspondent financial institutions, merchants and co-brand partners.

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

SECURITIES

Realized gains or losses on securities are determined on a trade date basis based on the specific carrying value of the investments being sold.

Trading Securities Debt and equity securities held for resale are classified as trading securities and reported at fair value. Realized gains or losses are reported in noninterest income.

Available-for-sale Securities These securities are not trading securities but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs or demand for collateralized deposits by public entities. Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity. When sold, the amortized cost of the specific securities is used to compute the gain or loss. Declines in fair value that

66 U.S. Bancorp

are deemed other than temporary, if any, are reported in noninterest income.

Held-to-maturity Securities Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Declines in fair value that are deemed other than temporary, if any, are reported in noninterest income.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold, plus accrued interest. Securities pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral received is continually monitored and additional collateral obtained or requested to be returned to the Company as deemed appropriate.

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

Allowance for Credit Losses Management determines the adequacy of the allowance based on evaluations of the loan portfolio, recent loss experience, and other pertinent factors, including economic conditions. This evaluation is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans, which may be susceptible to significant change. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

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
     The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit and determines the appropriate amount of credit loss liability that should be recorded. The liability for off-balance sheet credit exposure related to loan commitments is included in the allowance for loan losses.

Nonaccrual Loans Generally commercial loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid interest is reversed. Future interest payments are generally applied against principal. Revolving consumer lines and credit cards are charged off by 180 days past due and closed-end consumer loans other than loans secured by 1-4 family properties are charged off at 120 days past due and are, therefore, generally not placed on nonaccrual status.

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

U.S. Bancorp  67

classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loans in the calendar years subsequent to the restructuring if they are in compliance with the modified terms.
     Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

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
     Residual values on leased assets are reviewed regularly for other than temporary impairment. Residual valuations for retail automobile leases are based on independent assessments of expected used car sales prices at the end-of-term. Impairment tests are conducted based on these valuations considering the probability of the lessee returning the asset to the Company, re-marketing efforts, insurance coverage and ancillary fees and costs. Valuations for commercial leases are based upon external or internal management appraisals. When there is other than temporary impairment in the estimated fair value of the Company’s interest in the residual value of a leased asset, the carrying value is reduced to the estimated fair value with the writedown recognized in the current period in commercial products revenue or other noninterest income.

Loans Held for Sale Loans held for sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or market value as determined on an aggregate basis by type of loan. In the event management decides to sell loans receivable, the loans are transferred at the lower of cost or fair value. The Interagency Guidance on Certain Loans Held for Sale, dated March 26, 2001, requires loans transferred to LHFS to be marked-to-market (“MTM”) at the time of transfer. MTM losses related to the sale/transfer of non-homogeneous loans that are predominantly credit-related are reflected in charge-offs. With respect to homogeneous loans, the amount of “probable” credit loss determined in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” methodologies utilized to determine the specific allowance allocation for the portfolio is also included in charge-offs. Any incremental loss determined in accordance with MTM accounting, that includes consideration of other factors such as estimates of future losses, is reported separately from charge-offs as a reduction to the allowance for credit losses. Subsequent decreases in fair value are recognized in noninterest income.

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

68 U.S. Bancorp

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

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are capitalized as separate intangible assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value of each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speed and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The valuation allowance is adjusted each subsequent period to reflect any increase or decrease in the indicated impairment. The Company reviews mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. In determining whether other-than-temporary impairment has taken place, the Company considers both historical and projected trends in pay off activity and the potential for impairment recovery. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights, precluding subsequent reversals.

Pensions For purposes of its retirement plans, the Company utilizes a measurement date of September 30. At the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. In essence, the projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on match-funding maturities and interest payments of high quality corporate bonds available in the market place to projected cash flows as of the measurement date for future benefit payments. Periodic pension expense (or credits) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Pension accounting reflects the long-term nature of benefit obligations and the investment horizon of plan assets and can have the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value ratably over a five-year period.

Premises and Equipment Premises and equipment are stated at cost less accumulated depreciation and depreciated primarily on a straight-line basis over the estimated life of the assets. Estimated useful lives range up to 40 years for newly constructed buildings and from 3 to 20 years for furniture and equipment.

     Capitalized leases, less accumulated amortization, are included in premises and equipment. The lease obligations

U.S. Bancorp  69

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

Stock-Based Compensation The Company grants stock awards including restricted stock and options to purchase common stock of the Company. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes stock-based compensation in its results of operations utilizing the fair value method under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation is recognized using an accelerated method of amortization for awards with graded vesting features and on a straight-line basis for awards with cliff vesting. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time stock options are exercised, cancelled or expire, the Company may be required to recognize an adjustment to tax expense.

Per Share Calculations Earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method. All per share amounts have been restated for stock splits.

Note 2	Accounting Changes

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 for financial instruments entered into or modified after May 31, 2003, and adopted for all other financial instruments as of July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial instruments.

Derivative Instruments and Hedging Activities In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003) (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” are not required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 were effective for entities commonly referred to as special purpose entities (“SPEs”) for periods ending after December 15, 2003, and for all other types of entities was deferred to periods ending after March 15, 2004.

     The Company has relationships with several SPEs. Because the Company’s investment securities conduit and the asset-backed securitizations are QSPEs, which are exempt from consolidation under the provisions of FIN 46, the Company does not believe that FIN 46 requires the consolidation of the conduit or securitizations in its financial statements. During the third quarter of 2003, the

70 U.S. Bancorp

Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc., the commercial loan conduit. This action caused the conduit to lose its status as a qualifying special purpose entity. As a result, the Company recorded all of Stellar’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company. Given the floating rate nature and high credit quality of the assets within the conduit, the net impact to the Company’s financial statements was not significant. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors matured and the conduit was legally dissolved.
     With respect to other interests in entities subject to FIN 46, including low-income housing investments, the adoption of FIN 46 did not have a material impact on the Company’s financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities (“Trust Preferred Securities”). Currently, the Company consolidates the grantor trusts and the balance sheet includes the mandatorily redeemable preferred securities of the grantor trusts. In the first quarter of 2004, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trusts would be recorded. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes. The banking regulatory agencies have issued guidance that would continue the current regulatory capital treatment for Trust Preferred Securities until further notice.

Stock-Based Compensation In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In previous years, the Company accounted for stock-based employee compensation under the intrinsic based method and provided disclosure of the impact of the fair value based method on reported income. For its 2003 financial statements, the Company elected to adopt the fair value method using the retroactive restatement approach. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after January 1, 1995 that remained unvested at the beginning of the first period presented.

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

     Applying the provisions of SFAS 141 to recent acquisitions and the provisions of SFAS 142 to purchase acquisitions completed prior to July 1, 2001, increased after-tax income for the year ended December 31, 2002, by $205.6 million, or $.11 per diluted share. During the first quarter of 2002, the Company completed its initial impairment test as required by SFAS 142. As a result of this initial impairment test, the Company recognized an after-tax goodwill impairment charge of $37.2 million as a “cumulative effect of accounting change” in the income statement in the first quarter of 2002. The impairment was primarily related to the purchase of a transportation leasing

U.S. Bancorp  71

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
     In addition to these mergers and business acquisitions, the Company completed other strategic acquisitions to enhance its presence in certain markets and businesses.

The following table summarizes acquisitions by the Company completed since January 1, 2001, treating Firstar Corporation as the original acquiring company:

				Goodwill
				and Other	Cash Paid /		Accounting
(Dollars and Shares in Millions)	Date	Assets (a)	Deposits	Intangibles	(Received)	Shares Issued	Method

Corporate Trust business of State Street Bank and Trust Company	December 2002	$13	$—	$667	$643	—	Purchase
Bay View Bank branches	November 2002	362	3,305	483	(2,494)	—	Purchase
The Leader Mortgage Company, LLC	April 2002	517	—	191	85	—	Purchase
Pacific Century Bank	September 2001	570	712	134	(43)	—	Purchase
NOVA Corporation	July 2001	949	—	2,231	842	57.0	Purchase
U.S. Bancorp	February 2001	86,602	51,335	—	—	952.4	Pooling

(a)	Assets acquired do not include purchase accounting adjustments.

72 U.S. Bancorp

Note 4	Discontinued Operations

On February 19, 2003, the Company announced that its Board of Directors approved a plan to effect a distribution of its capital markets business unit, including the investment banking and brokerage activities primarily conducted by its wholly-owned subsidiary, Piper Jaffray Companies. On December 31, 2003, the Company completed the distribution of all the outstanding shares of common stock of Piper Jaffray Companies to its shareholders. This non-cash distribution was tax-free to the Company, its shareholders and Piper Jaffray Companies.

     In connection with the December 31, 2003 distribution, the results of Piper Jaffray Companies are reported in the Company’s Consolidated Statement of Income separately as discontinued operations.

The following table represents the condensed results of operations for discontinued operations:

Year Ended December 31 (Dollars in Millions)	2003	2002	2001

Revenue	$783.4	$729.0	$800.8
Noninterest expense	716.5	760.3	870.3

Income (loss) from discontinued operations	66.9	(31.3)	(69.5)
Costs of disposal (a)	27.6	—	—
Income taxes (benefit)	16.8	(8.6)	(24.3)

Discontinued operations, net of tax	$22.5	$(22.7)	$(45.2)

(a)	The $27.6 million of disposal costs related to discontinued operations primarily represents legal, investment banking and other costs directly related to the distribution.

     The distribution was treated as a dividend to shareholders for accounting purposes and, as such, reduced the Company’s retained earnings by $685 million. At December 31, 2003, the Consolidated Balance Sheet reflects the non-cash dividend and corresponding reduction in assets and liabilities at that date. In accordance with accounting principles generally accepted in the United States, the Consolidated Balance Sheet for 2002 has not been restated. A summary of the assets and liabilities of the discontinued operations is as follows:

December 31 (Dollars in Millions)	2003	2002

Assets
Cash and cash equivalents	$382	$271
Trading securities	656	463
Loans	—	2
Goodwill	306	306
Other assets (a)	1,025	954

Total assets	$2,369	$1,996

Liabilities
Deposits	$6	$7
Short-term borrowings	905	707
Long-term debt	180	215
Other liabilities (b)	593	458

Total liabilities	$1,684	$1,387

(a)	Includes customer margin account receivables, due from brokers/ dealers and other assets.
(b)	Includes accrued expenses, due to brokers/ dealers and other liabilities.

Following the distribution, the Company’s wholly-owned subsidiary, USB Holdings, Inc. holds a $180 million subordinated debt facility with Piper Jaffray & Co., a broker-dealer subsidiary of Piper Jaffray Companies. In addition, the Company provides an indemnification in an amount up to $17.5 million with respect to certain specified liabilities primarily resulting from third-party claims relating to research analyst independence and from certain regulatory investigations, as defined in the separation and distribution agreement entered into with Piper Jaffray Companies at the time of the distribution.

Note 5	Merger and Restructuring-Related Items

The Company recorded pre-tax merger and restructuring-related items of $46.2 million, $321.2 million, and $1,364.8 million, in 2003, 2002, and 2001, respectively. In 2003, merger-related items were primarily incurred in connection with the NOVA acquisition and the Company’s various other acquisitions including BayView and State Street Corporate Trust. In 2002 and 2001, merger-related items included costs associated with the Firstar/USBM merger, NOVA and other smaller acquisitions noted below and in Note 3 — Business Combinations.

U.S. Bancorp  73

The components of the merger and restructuring-related items are shown below:

(Dollars in Millions)	USBM	NOVA	Other (a)	Total

2003
Severance and employee-related	$—	$.8	$—	$.8
Systems conversions and integration	—	25.9	6.9	32.8
Asset write-downs and lease terminations	—	6.8	3.0	9.8
Other merger-related items	—	—	1.4	1.4

Total 2003	$—	$33.5	$11.3	$44.8

Noninterest expense	$—	$33.5	$12.7	$46.2
Balance sheet recognition	—	—	(1.4)	(1.4)

Merger-related items — 2003	$—	$33.5	$11.3	$44.8

2002
Severance and employee-related	$4.1	$(3.8)	$9.1	$9.4
Systems conversions and integration	194.9	29.4	17.3	241.6
Asset write-downs and lease terminations	104.0	14.2	6.0	124.2
Balance sheet restructurings	(38.8)	—	—	(38.8)
Other merger-related items	4.8	(1.1)	3.5	7.2

Total 2002	$269.0	$38.7	$35.9	$343.6

Noninterest expense	$269.0	$34.9	$17.3	$321.2
Balance sheet recognition	—	3.8	18.6	22.4

Merger-related items — 2002	$269.0	$38.7	$35.9	$343.6

2001
Severance and employee-related	$238.6	$23.3	$17.8	$279.7
Stock-based compensation	190.5	—	—	190.5
Systems conversions and integration	207.1	1.6	15.2	223.9
Asset write-downs and lease terminations	130.4	34.7	5.7	170.8
Charitable contributions	76.0	—	—	76.0
Balance sheet restructurings	457.6	—	—	457.6
Branch sale gain	(62.2)	—	—	(62.2)
Branch consolidations	20.0	—	—	20.0
Other merger-related items	69.1	24.2	4.8	98.1

Total 2001	$1,327.1	$83.8	$43.5	$1,454.4

Provision for credit losses	$382.2	$—	$—	$382.2
Noninterest income	(62.2)	—	—	(62.2)
Noninterest expense	1,007.1	1.6	36.1	1,044.8

Merger-related items	$1,327.1	$1.6	$36.1	$1,364.8
Balance sheet recognition	—	82.2	7.4	89.6

Merger-related items — 2001	$1,327.1	$83.8	$43.5	$1,454.4

(a)	In 2003 and 2002, “Other” primarily included merger and restructuring-related items pertaining to the Bay View acquisition, State Street Corporate Trust and the Lyon Financial acquisition. In 2001, “Other” primarily included the 1999 merger of Firstar and Mercantile Bancorporation, Inc. and the 1998 acquisition of the former Firstar Corporation by Star Banc. Star Banc was renamed Firstar Corporation.

     The Company determines merger and restructuring-related items and related accruals based on its integration strategy and formulated plans. These plans are established as of the acquisition date and are regularly evaluated during the integration process.

     Severance and employee-related charges include the cost of severance, other benefits and outplacement costs associated with the termination of employees primarily in branch offices and centralized corporate support and data processing functions. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to two years from the time of termination. The total number of employees included in severance amounts were approximately 2,860 for USBM, and 400 for NOVA. In 2002, the Company recognized additional severance costs of $13.1 million in connection with the USBM merger offset by net curtailment and settlement gains of $9.0 million related to changes in certain non-qualified pension plans. Changes in severance costs for USBM and NOVA primarily reflected a change in estimate in the liability given the mix of employees terminated. Severance and employee-related costs for identified groups of acquired employees are included in the determination of goodwill at closing. Severance and employee-related costs are recorded as incurred for groups of employees not specifically identified

74 U.S. Bancorp

at the time of closing or acquired in business combinations accounted for as “poolings.” In 2001, the company also recognized $190.5 million of stock-based compensation expense as a result of the accelerated vesting of certain stock options and restricted stock due to the change of control triggered by the USBM merger.
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
     Asset write-downs and lease terminations represent lease termination costs and impairment of assets for redundant office space, branches that will be vacated and equipment disposed of as part of the integration plan. These costs are recognized in the accounting period that contract terminations occur or the asset becomes impaired and is abandoned. In 2002, this category included $38.2 million of signage write-offs, $26.9 million of software and equipment write-offs, $32.0 million of lease and contract cancellations and $6.9 million of leasehold and other related items associated with the Firstar/ USBM merger. In 2001, asset write-downs and lease terminations included $45.7 million of lease and contract cancellation costs, $36.2 million of software and equipment write-offs and $48.5 million of other assets deemed to be worthless due to integration decisions in connection with the merger.
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
     Balance sheet restructurings primarily represent gains or losses incurred by the Company related to the disposal of certain businesses, products, or customer and business relationships that no longer align with the long-term strategy of the Company. It may also include charges to realign risk management practices related to certain credit portfolios. During 2002, the Company recognized asset gains related to the sale of a non-strategic investment in a sub-prime lending business of $28.7 million and a mark-to-market recovery of $10.1 million associated with the liquidation of U.S. Bancorp Libra’s investment portfolio. During 2001, balance sheet restructuring costs incurred in connection with the Firstar/ USBM merger of $457.6 million were comprised of a $201.3 million provision associated with the Company’s integration of certain small business products and management’s decision to discontinue an unsecured small business product of USBM; $90.0 million of charge-offs to align risk management practices, align charge-off policies and to expedite the Company’s transition out of a specific segment of the healthcare industry; and $76.6 million of losses related to the sales of two higher credit risk retail loan portfolios of USBM. Also, the amount included $89.7 million related to the Company’s decision to discontinue a high-yield investment banking business, to restructure a co-branding credit card relationship of USBM, and for the planned disposition of certain equity investments that no longer aligned with the long-term strategy of the Company. The alignment of risk management practices included a write-down of several large commercial loans originally held separately by both Firstar and USBM, primarily to allow the Company to exit or reduce these credits to conform with the credit risk exposure policy of the combined entity.
     Other merger-related items in 2002 of $7.2 million primarily represented changes to conform accounting policies implemented at the time of systems conversions related to the Firstar/ USBM merger and other acquired entities. In 2001, other merger-related charges of $98.1 million primarily included $69.1 million and $24.2 million of investment banking fees, legal fees and stock registration fees associated with the Firstar/ USBM merger and the acquisition of NOVA, respectively and $4.8 million of other costs.

U.S. Bancorp  75

The following table presents a summary of activity with respect to the merger and restructuring-related accruals:

(Dollars in Millions)	USBM	NOVA	Other (a)	Total

Balance at December 31, 2000	$—	$—	$46.6	$46.6
Provision charged to operating expense	1,327.1	1.6	36.1	1,364.8
Additions related to purchase acquisitions	—	82.2	7.4	89.6
Cash outlays	(532.2)	(32.4)	(66.3)	(630.9)
Noncash write-downs and other	(670.6)	(3.0)	(11.0)	(684.6)

Balance at December 31, 2001	124.3	48.4	12.8	185.5
Provision charged to operating expense	269.0	34.9	17.3	321.2
Additions related to purchase acquisitions	—	3.8	18.6	22.4
Cash outlays	(325.8)	(36.2)	(24.6)	(386.6)
Noncash write-downs and others	(48.9)	(35.8)	(5.7)	(90.4)

Balance at December 31, 2002	18.6	15.1	18.4	52.1
Provision charged to operating expense	—	33.5	12.7	46.2
Additions (adjustments) related to purchase acquisitions	—	—	(1.4)	(1.4)
Cash outlays	(16.2)	(29.1)	(14.1)	(59.4)
Noncash write-downs and others	—	(1.4)	(11.5)	(12.9)

Balance at December 31, 2003	$2.4	$18.1	$4.1	$24.6

(a)	In 2003 and 2002, “Other” primarily included merger and restructuring-related items pertaining to the Bay View acquisition, State Street Corporate Trust and the Lyon Financial acquisition. In 2001, “Other” primarily included the 1999 merger of Firstar and Mercantile Bancorporation, Inc. and the 1998 acquisition of the former Firstar Corporation by Star Banc. Star Banc was renamed Firstar Corporation.

     The adequacy of the accrued liabilities is reviewed regularly taking into consideration actual and projected payments. Adjustments are made to increase or decrease these accruals as needed. Reversals of expenses can reflect a lower utilization of benefits by affected staff, changes in initial assumptions as a result of subsequent mergers and alterations of business plans.

The components of the merger and restructuring-related accruals for all acquisitions were as follows:

	December 31,	December 31,
(Dollars in Millions)	2003	2002

Severance	$3.4	$30.2
Other employee-related costs	1.1	3.1
Lease termination and facility costs	14.4	17.2
Contracts and system write-offs	2.4	.5
Other	3.3	1.1

Total	$24.6	$52.1

The merger and restructuring-related accruals by significant acquisition or business restructuring was as follows:

	December 31,	December 31,
(Dollars in Millions)	2003	2002

NOVA	$18.1	$15.1
State Street Corporate Trust	4.1	7.8
USBM	2.4	18.6
Bay View	—	5.8
Other acquisitions	—	4.8

Total	$24.6	$52.1

     At December 31, 2002, the integration of Firstar and USBM was completed, and no additional merger and restructuring related charges occurred in 2003. The only activity in the USBM accrual during 2003 was related to severance costs that continue to be paid through the period provided for in the Company’s severance plans. In 2003, the integration of merchant processing platforms and business processes of U.S. Bank National Association and NOVA, as well as systems conversions for the acquisitions of the State Street Corporate Trust business and Bay View were completed. The Company does not anticipate any merger or restructuring-related expenses in 2004 related to completed acquisitions.

76 U.S. Bancorp

Note 6	Restrictions on Cash and Due from Banks

Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $243 million at December 31, 2003.

Note 7	Investment Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities at December 31 was as follows:

	2003				2002

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$14	$—	$—	$14	$20	$—	$—	$20
Obligations of state and political subdivisions	138	11	(2)	147	213	14	(7)	220

Total held-to-maturity securities	$152	$11	$(2)	$161	$233	$14	$(7)	$240

Available-for-sale (b)
U.S. Treasury and agencies	$1,634	$10	$(69)	$1,575	$421	$15	$—	$436
Mortgage-backed securities	40,229	203	(407)	40,025	24,967	699	—	25,666
Asset-backed securities	250	5	(3)	252	646	28	(4)	670
Obligations of state and political subdivisions	335	13	—	348	558	22	(1)	579
Other securities and investments	993	9	(20)	982	949	2	(47)	904

Total available-for-sale securities	$43,441	$240	$(499)	$43,182	$27,541	$766	$(52)	$28,255

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

     The fair value of available-for-sale investments shown above includes investments totaling $266.1 million with unrealized losses of $19.8 million which have been in an unrealized loss position for greater than 12 months. The investments primarily represent 43 trust preferred securities from 13 bank issuers. All principal and interest payments are expected to be collected given the high credit quality of the bank holding company issuers and the Company’s ability and intent to hold the investments until such time as the value recovers or maturity. All other available-for-sale investments with unrealized losses have an aggregate fair value of $27.3 billion and have been in an unrealized loss position for less than 12 months and primarily represent fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of the investments. The Company has the ability to hold these investments until such time as the value recovers or maturity.

     Securities carried at $31.0 billion at December 31, 2003, and $20.2 billion at December 31, 2002, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $3.6 billion and $2.9 billion at December 31, 2003, and 2002, respectively.

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities.

(Dollars in Millions)	2003	2002	2001

Realized gains	$363.9	$316.5	$333.0
Realized losses	(119.1)	(16.6)	(3.9)

Net realized gains (losses)	$244.8	$299.9	$329.1

Income tax (benefit) on realized gains (losses)	$93.0	$114.0	$115.2

     For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding as of December 31, 2003, see Table 10 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

U.S. Bancorp  77

Note 8	Loans and Allowance for Credit Losses

The composition of the loan portfolio at December 31 was as follows:

(Dollars in millions)	2003	2002

Commercial
Commercial	$33,536	$36,584
Lease financing	4,990	5,360

Total commercial	38,526	41,944

Commercial real estate
Commercial mortgages	20,624	20,325
Construction and development	6,618	6,542

Total commercial real estate	27,242	26,867
Residential mortgages	13,457	9,746

Retail
Credit card	5,933	5,665
Retail leasing	6,029	5,680
Home equity and second mortgage	13,210	13,572
Other retail
Revolving credit	2,540	2,650
Installment	2,380	2,258
Automobile	7,165	6,343
Student	1,753	1,526

Total other retail	13,838	12,777

Total retail	39,010	37,694

Total loans	$118,235	$116,251

     Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.5 billion and $1.8 billion at December 31, 2003 and 2002, respectively. The Company had loans of $28.7 billion at December 31, 2003, and $26.1 billion at December 31, 2002, pledged at the Federal Home Loan Bank. Loans of $12.1 billion at December 31, 2003, and $12.7 billion at December 31, 2002, were pledged at the Federal Reserve Bank.

     The Company primarily lends to borrowers in the 24 states in which it has banking offices. Collateral for commercial loans may include marketable securities, accounts receivable, inventory and equipment. For details of the Company’s commercial portfolio by industry group and geography as of December 31, 2003 and 2002, see Table 7 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.
     For detail of the Company’s commercial real estate portfolio by property type and geography as of December 31, 2003 and 2002, see Table 9 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements. Such loans are collateralized by the related property.
     Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate and other nonperforming assets owned by the Company. For details of the Company’s nonperforming assets as of December 31, 2003, 2002 and 2001, see Table 12 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

The following table lists information related to nonperforming loans as of December 31:

(Dollars in Millions)	2003	2002

Loans on nonaccrual status	$979.5	$1,188.7
Restructured loans	40.5	48.6

Total nonperforming loans	$1,020.0	$1,237.3

Interest income that would have been recognized at original contractual terms	$94.1	$102.1
Amount recognized as interest income	26.7	36.7

Forgone revenue	$67.4	$65.4

78 U.S. Bancorp

Activity in the allowance for credit losses was as follows:

(Dollars in Millions)	2003	2002	2001

Balance at beginning of year	$2,422.0	$2,457.3	$1,786.9
Add
Provision charged to operating expense (a)	1,254.0	1,349.0	2,528.8
Deduct
Loans charged off	1,494.1	1,590.7	1,771.4
Less recoveries of loans charged off	242.4	217.7	224.9

Net loans charged off	1,251.7	1,373.0	1,546.5
Losses from loan sales/ transfers	—	—	(329.3)
Acquisitions and other changes	(55.7)	(11.3)	17.4

Balance at end of year	$2,368.6	$2,422.0	$2,457.3

(a)	In 2001, $382.2 million of the provision for credit losses was incurred in connection with the Firstar/USBM merger.

     A portion of the allowance for credit losses is allocated to loans deemed impaired. All impaired loans are included in non-performing assets. A summary of these loans and their related allowance for loan losses is as follows:

	2003		2002		2001

	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(Dollars in Millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$841	$108	$992	$157	$694	$125
No valuation allowance required	—	—	—	—	—	—

Total impaired loans	$841	$108	$992	$157	$694	$125

Average balance of impaired loans during the year	$970		$839		$780
Interest income recognized on impaired loans during the year	—		—		—

     Commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured at December 31, 2003, totaled $107.9 million. During 2003 there were $18.0 million of loans that were restructured at market interest rates and returned to an accruing status.

     The allowance for credit losses includes credit loss liability related to off-balance sheet loan commitments. At December 31, 2003, the allowance for credit losses includes an estimated $133.6 million credit loss liability related to the Company’s $58.3 billion of commercial off-balance sheet loan commitments and letters of credit.

Note 9	Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

FINANCIAL ASSET SALES

When the Company sells financial assets, it may retain interest-only strips, servicing rights, residual rights to a cash reserve account, and/or other retained interests in the sold financial assets. The gain or loss on sale depends in part on the previous carrying amount of the financial assets involved in the transfer and is allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Quoted market prices are used to determine retained interest fair values when readily available. Since quotes are generally not available for retained interests, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Retained interests and liabilities are recorded at fair value using a discounted cash flow methodology at inception and are evaluated at least quarterly thereafter.

Conduits and Securitization The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit, a qualifying special purpose entity, held assets of $7.3 billion at December 31, 2003, and $9.5 billion in assets at December 31, 2002. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $7.3 billion at December 31, 2003, and $9.5 billion at December 31, 2002. The Company benefits by transferring the investment securities into a conduit that provides diversification of funding sources in a capital-efficient manner and the generation of income.

U.S. Bancorp  79

     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered by the conduit’s inability to issue commercial paper to fund its assets. The recorded fair value of the Company’s liability for the liquidity facility included in other liabilities was $47.3 million at December 31, 2003, and $37.7 million at December 31, 2002. Changes in fair value of these liabilities are recorded in the income statement as other noninterest income or expense. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $89.5 million at December 31, 2003, and $93.4 million at December 31, 2002. The Company recorded $30.5 million from the conduit during 2003 and $63.0 million during 2002 in other noninterest income, for revenues related to the conduit including fees for servicing, management, administration and accretion income from retained interests.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $497.5 million at December 31, 2003, of which the Company retained $112.4 million of subordinated securities, transferor’s interest of $12.4 million and a residual interest-only strip of $34.4 million. This compared with $652.4 million in assets at December 31, 2002, of which the Company retained $150.1 million of subordinated securities, transferor’s interest of $16.3 million and a residual interest-only strip of $53.3 million. The qualifying special purpose entity issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $29.8 million during 2003 and $52.8 million during 2002. The unsecured small business credit securitization held average assets of $571.4 million in 2003, and $700.6 million in 2002.
     During 2003, the Company undertook several actions with respect to off-balance sheet structures. In January 2003, the Company exercised a cleanup call option on an indirect automobile loan securitization, with the remaining assets from the securitization recorded on the Company’s balance sheet at fair value. The indirect automobile securitization held $156.1 million in assets at December 31, 2002. During the third quarter of 2003, the Company elected not to reissue more than 90 percent of the commercial paper funding of Stellar Funding Group, Inc., the commercial loan conduit. This action caused the conduit to lose its status as a qualifying special purpose entity. As a result, the Company recorded all of Stellar’s assets and liabilities at fair value and the results of operations in the consolidated financial statements of the Company. Given the floating rate nature and high credit quality of the assets within the conduit, the impact to the Company’s financial statements was not significant. In the third quarter of 2003, average commercial loan balances increased by approximately $2 billion and the resulting increase in net interest income was offset by a similar decline in conduit fee income within commercial products revenue. Prior to December 31, 2003, the remaining commercial paper borrowings held by third-party investors matured and the conduit was legally dissolved.

Sensitivity Analysis At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions were as follows:

	Unsecured
	Small
	Business	Investment
December 31, 2003 (Dollars in Millions)	Receivables	Securities

Current Economic Assumptions Sensitivity Analysis
Carrying value (fair value) of retained interests	$146.8	$89.5
Weighted average life (in years)	.9	2.6
Expected remaining life (a)	2.5 years	4.9 years
Impact of 10% adverse change	$(2.6)	$(8.9)
Impact of 20% adverse change	(5.6)	(16.3)
Expected credit losses (annual) (b)	9.5%-11.4%	NA
Impact of 10% adverse change	$(3.0)	$—
Impact of 20% adverse change	(13.6)	—
Residual cash flow discount rate	11.0%	3.6%
Impact of 10% adverse change	$(.5)	$(1.0)
Impact of 20% adverse change	(2.2)	(1.2)
Interest rate on variable rate loans and bonds (c)(d)	Prime	LIBOR
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	(1.4)	—

(a)	For the small business receivables a monthly principal payment rate assumption is used to value the residual interests.
(b)	Credit losses are zero for the investment securities conduit as the investments are all AAA/Aaa rated or insured investments.
(c)	For the small business receivables interest income is based on Prime + contractual spread.
(d)	The investment securities conduit is mostly match funded. Therefore, interest rate movements create no material impact to the value of the residual interest.

80 U.S. Bancorp

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Cash Flow Information The table below summarizes certain cash flows received from and paid to conduits or structured entities for the asset sales described above:

			Unsecured
		Indirect	Small
	Commercial	Automobile	Business	Investment
Year Ended December 31 (Dollars in Millions)	Loans	Loans	Receivables (a)	Securities

2003
Proceeds from
New sales and securitizations	$—	$—	$—	$—
Collections used by trust to purchase new receivables in revolving securitizations	—	—	420.6	—
Servicing and other fees received and cash flows on retained interests	23.9	24.3	85.3	51.8
Net cash flow from loan conduit consolidation	(1,884.0)	—	—	—

2002
Proceeds from
New sales and securitizations	$—	$—	$—	$1,677.5
Collections used by trust to purchase new receivables in revolving securitizations	—	—	610.3	—
Servicing and other fees received and cash flows on retained interests	83.0	4.0	115.0	71.8

(a)	The small business credit securitizations are revolving transactions where proceeds are reinvested until their legal terminations.

Other Information Quantitative information related to managed assets and loan securitizations was as follows:

	At December 31				Year Ended December 31

	Total Principal		Principal Amount
	Balance		90 Days or More Past Due (a)		Average Balance		Net Credit Losses

(Dollars in Millions)	2003	2002	2003	2002	2003	2002	2003	2002

Commercial
Commercial	$34,427	$41,861	$651	$819	$39,093	$45,192	$535	$543
Lease financing	4,990	5,360	115	172	5,088	5,573	84	149

Total commercial	39,417	47,221	766	991	44,181	50,765	619	692
Commercial real estate
Commercial mortgages	20,624	20,325	181	181	20,166	19,212	28	32
Construction and development	6,618	6,542	42	62	6,976	6,511	11	7

Total commercial real estate	27,242	26,867	223	243	27,142	25,723	39	39
Residential mortgages	13,457	9,746	123	140	11,696	8,412	27	19

Retail
Credit card	5,933	5,665	100	118	5,525	5,633	255	280
Retail leasing	6,029	5,680	8	12	5,804	5,389	50	39
Other retail	27,048	26,505	135	167	26,876	25,756	311	360

Total retail	39,010	37,850	243	297	38,205	36,778	616	679

Total managed loans	$119,126	$121,684	$1,355	$1,671	$121,224	$121,678	$1,301	$1,429
Investment securities	50,679	37,999	—	—	45,633	38,689	—	—

Total managed assets	$169,805	$159,683	$1,355	$1,671	$166,857	$160,367	$1,301	$1,429
Less
Assets sold or securitized	8,236	14,944			11,247	17,085

Total assets held	$161,569	$144,739			$155,610	$143,282

Managed or securitized assets
Commercial loans	$—	$4,151	$—	$—	$1,834	$5,715	$—	$—
Indirect automobile loans (b)	—	156	—	1	7	277	—	5
Guaranteed SBA loans (c)	406	490	—	—	450	532	—	—
Small business credit lines (c)	485	636	6	6	571	701	49	51
Investment securities	7,345	9,511	—	—	8,385	9,860	—	—

Total securitized assets	$8,236	$14,944	$6	$7	$11,247	$17,085	$49	$56

(a)	Includes nonaccrual
(b)	Reported in “other retail” loans.
(c)	Reported in “commercial” loans.

U.S. Bancorp  81

Note 10	Premises and Equipment

Premises and equipment at December 31 consisted of the following:

(Dollars in Millions)	2003	2002

Land	$311	$275
Buildings and improvements	2,226	1,844
Furniture, fixtures and equipment	2,092	2,152
Capitalized building and equipment leases	175	173
Construction in progress	7	4

	4,811	4,448
Less accumulated depreciation and amortization	2,854	2,751

Total	$1,957	$1,697

Note 11	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $53.9 billion, $43.1 billion and $22.0 billion at December 31, 2003, 2002, and 2001 respectively.

The net carrying value of capitalized mortgage servicing rights was as follows:

December 31 (Dollars in Millions)	2003	2002

Initial carrying value, net of amortization	$830	$849
Impairment valuation allowance	(160)	(207)

Net carrying value	$670	$642

Changes in capitalized mortgage servicing rights are summarized as follows:

Year Ended December 31 (Dollars in Millions)	2003	2002

Balance at beginning of year	$642	$360
Rights purchased	55	229
Rights capitalized	338	357
Amortization	(156)	(94)
Rights sold	—	(24)
Impairment	(209)	(186)

Balance at end of year	$670	$642

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

December 31 (Dollars in Millions)	2003	2002

Fair value	$670	$655
Expected weighted-average life (in years)	5.2	4.8
Discount rate	9.9%	9.8%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at December 31, 2003, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(127)	$(78)	$75	$133

     The Company utilizes the investment securities portfolio as an economic hedge against possible adverse interest rate changes. The Company also, from time to time, purchases principal-only securities that act as a partial economic hedge. The Company is able to recognize reparations from increases in fair value of servicing rights when impairment reserves are released.

     The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. In the current interest rate environment, mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cash flows than conventional mortgage loans. The Company’s servicing portfolio consists of the distinct portfolios of The Leader Mortgage Company, LLC (a wholly-owned subsidiary) and U.S. Bank Home Mortgage.

82 U.S. Bancorp

A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of December 31, 2003, is as follows:

		U.S. Bank Home Mortgage
	Leader
(Dollars in Millions)	Mortgage	Conventional	Government	Total

Servicing portfolio	$8,018	$36,306	$9,597	$53,921
Fair market value	$119	$412	$139	$670
Value (bps)	148	113	145	124
Weighted-average servicing fees (bps)	44	34	45	37
Multiple (value/servicing fees)	3.36	3.32	3.22	3.35
Weighted-average note rate	6.49%	5.82%	6.39%	6.02%
Age (in years)	3.3	1.3	2.0	1.8
Expected life (in years)	5.4	5.1	5.1	5.2
Discount rate	10.1%	9.5%	11.1%	9.9%

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

     Prior to the adoption of SFAS 142, the Company evaluated goodwill for impairment under a projected undiscounted cash flow model. As a result of the initial impairment test from the adoption of SFAS 142, the Company recognized an impairment loss of $58.8 million resulting in an after-tax loss of $37.2 million in the first quarter of 2002. The impairment was primarily related to the purchase of a transportation leasing company in 1998 by the equipment leasing business. This charge was recognized as a “cumulative effect of accounting change” in the income statement. The fair value of that reporting unit was estimated using the present value of future expected cash flows.

Net income and earnings per share adjusted for the exclusion of amortization expense (net of tax) and asset impairments related to goodwill are as follows:

Year Ended December 31 (Dollars in Millions, Except Per Share Data)	2003	2002	2001

Reported net income	$3,732.6	$3,168.1	$1,478.8
Goodwill amortization, net of tax	—	—	236.7
Asset impairments, net of tax	—	37.2	—

Adjusted net income	$3,732.6	$3,205.3	$1,715.5

Earnings per share
Reported net income	$1.94	$1.65	$.77
Goodwill amortization, net of tax	—	—	.12
Asset impairments, net of tax	—	.02	—

Adjusted net income	$1.94	$1.67	$.89

Diluted earnings per share
Reported net income	$1.93	$1.65	$.76
Goodwill amortization, net of tax	—	—	.12
Asset impairments, net of tax	—	.02	—

Adjusted net income	$1.93	$1.67	$.88

U.S. Bancorp  83

The following table reflects the changes in the carrying value of goodwill for the years ended December 31, 2002 and 2003:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Capital	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Markets (a)	Company

Balance at December 31, 2001	$1,244	$1,810	$289	$1,810	$306	$5,459
Goodwill acquired	45	431	447	2	—	925
Disposal	(59)	—	—	—	—	(59)

Balance at December 31, 2002	$1,230	$2,241	$736	$1,812	$306	$6,325
Goodwill acquired	—	1	6	4	—	11
Disposal	(5)	—	—	—	(306)	(311)

Balance at December 31, 2003	$1,225	$2,242	$742	$1,816	$—	$6,025

(a)	In 2003, the Company completed a tax-free distribution of Piper Jaffray Companies. The reduction represents goodwill associated with Piper Jaffray Companies.

Intangible assets consisted of the following:

	Estimated	Amortization	Balance
December 31 (Dollars in Millions)	Life (a)	Method (b)	2003	2002

Goodwill	—	—	$6,025	$6,325
Merchant processing contracts	8 years	AC	552	596
Core deposit benefits	10 years/6 years	SL/AC	417	505
Mortgage servicing rights	5 years	AC	670	642
Trust relationships	15 years/10 years	SL/AC	311	371
Other identified intangibles	8 years/9 years	SL/AC	174	207

Total			$8,149	$8,646

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.

(b) Amortization methods: SL = straight line method
                                           AC = accelerated methods generally based on cash flows

Aggregate amortization and impairment expense consisted of the following:

Year Ended December 31 (Dollars in Millions)	2003	2002	2001

Goodwill (a)	$—	$—	$236.7
Merchant processing contracts	132.4	135.1	15.3
Core deposit benefits	88.2	80.9	80.9
Mortgage servicing rights	365.1	280.1	106.1
Trust relationships	53.3	19.3	19.3
Other identified intangibles	43.4	37.6	56.8

Total	$682.4	$553.0	$515.1

(a)	The Company adopted SFAS 142 on January 1, 2002, resulting in the elimination of amortization of goodwill and other indefinite lived intangible assets.

Below is the estimated amortization expense for the next five years:

(Dollars in Millions)

2004	$477.5
2005	370.2
2006	306.9
2007	261.3
2008	209.6

84 U.S. Bancorp

Note 13	Short-Term Borrowings

The following table is a summary of short-term borrowings for the last three years:

	2003		2002		2001

(Dollars in Millions)	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Federal funds purchased	$5,098	.91%	$3,025	.98%	$1,146	1.08%
Securities sold under agreements to repurchase	3,586	.71	2,950	.97	3,001	1.10
Commercial paper	699	.88	380	1.20	452	1.85
Treasury, tax and loan notes	809	.69	102	.91	4,038	1.27
Other short-term borrowings	658	.65	1,349	1.26	6,033	2.54

Total	$10,850	.81%	$7,806	1.03%	$14,670	1.75%

Average for the year
Federal funds purchased	$4,966	2.36%	$4,145	2.94%	$4,997	5.02%
Securities sold under agreements to repurchase	3,374	.79	2,308	1.14	2,421	2.89
Commercial paper	681	1.06	391	1.74	390	3.85
Treasury, tax and loan notes	634	.95	707	1.50	1,321	3.53
Other short-term borrowings	848	1.13	2,565	2.23	2,550	3.65

Total	$10,503	1.59%	$10,116	2.20%	$11,679	4.07%

Maximum month-end balance
Federal funds purchased	$6,658		$7,009		$7,829
Securities sold under agreements to repurchase	4,173		2,950		3,001
Commercial paper	952		452		590
Treasury, tax and loan notes	4,223		4,164		6,618
Other short-term borrowings	2,676		6,172		7,149

U.S. Bancorp  85

Note 14	Long-Term Debt

Long-term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

(Dollars in Millions)	2003	2002

U.S. Bancorp (Parent Company)
Fixed-rate subordinated notes
7.00% due 2003	$—	$150
6.625% due 2003	—	100
7.25% due 2003	—	32
8.00% due 2004	73	73
7.625% due 2005	120	120
6.75% due 2005	191	191
6.875% due 2007	220	220
7.30% due 2007	200	200
7.50% due 2026	200	200
Senior contingent convertible debt 1.50% due 2021	—	57
Medium-term notes	4,025	4,127
Capitalized lease obligations, mortgage indebtedness and other	171	225

Subtotal	5,200	5,695
Subsidiaries
Fixed-rate subordinated notes
6.00% due 2003	—	79
6.375% due 2004	75	75
6.375% due 2004	150	150
7.55% due 2004	100	100
8.35% due 2004	100	100
7.30% due 2005	100	100
6.875% due 2006	70	70
6.625% due 2006	100	100
6.50% due 2008	300	300
6.30% due 2008	300	300
5.70% due 2008	400	400
7.125% due 2009	500	500
7.80% due 2010	300	300
6.375% due 2011	1,500	1,500
6.30% due 2014	1,000	1,000
4.80% due 2015	500	—
Federal Home Loan Bank advances	8,595	9,255
Bank notes	10,870	7,302
Euro medium-term notes due 2004	400	400
Capitalized lease obligations, mortgage indebtedness and other	655	862

Subtotal	26,015	22,893

Total	$31,215	$28,588

     In April 2003, the Company’s subsidiary U.S. Bank National Association issued $500 million of fixed-rate subordinated notes due April 15, 2015. The interest rate is 4.80 percent per annum.
     Medium-term notes (“MTNs”) outstanding at December 31, 2003, mature from May 2004 through March 2008. The MTNs bear fixed or floating interest rates ranging from 1.28 percent to 7.05 percent. The weighted-average interest rate of MTNs at December 31, 2003, was 3.87 percent.
     Federal Home Loan Bank (“FHLB”) advances outstanding at December 31, 2003, mature from February 2004 through October 2026. The advances bear fixed or floating interest rates ranging from .50 percent to 8.25 percent. The Company has an arrangement with the FHLB whereby based on collateral available (residential and commercial mortgages), the Company could have borrowed an additional $7.0 billion at December 31, 2003. The weighted-average interest rate of FHLB advances at December 31, 2003, was 2.25 percent.

86 U.S. Bancorp

     Bank notes outstanding at December 31, 2003, mature from January 2004 through November 2006. The Bank notes bear fixed or floating interest rates ranging from 1.05 percent to 5.63 percent. The weighted-average interest rate of Bank notes at December 31, 2003, was 1.36 percent. Euro medium-term notes outstanding at December 31, 2003, bear floating rate interest at three-month LIBOR plus .15 percent. The interest rate at December 31, 2003, was 1.30 percent.

Maturities of long-term debt outstanding at December 31, 2003, are as follows:

		Parent
(Dollars in Millions)	Consolidated	Company

2004	$9,989	$888
2005	9,074	1,346
2006	1,858	658
2007	1,574	1,557
2008	4,302	503
Thereafter	4,418	248

Total	$31,215	$5,200

Note 15	Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Junior Subordinated Debentures of the Parent Company

The Company has issued $2.6 billion of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company (“Trust Preferred Securities”) through eight separate issuances by eight wholly-owned subsidiary grantor trusts (“Trusts”). The Trust Preferred Securities accrue and pay distributions periodically at specified rates as provided in the indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated deferrable interest debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements.

     The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the Trusts.
     The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem retail Debentures in whole or in part, as well as on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company has the right to redeem institutional Debentures in whole, (but not in part), on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Trust Preferred Securities are redeemable in whole or in part in 2006 and 2007 in the amounts of $2.3 billion and $300 million, respectively.
     The Trust Preferred Securities qualify as Tier I capital of the Company for regulatory capital purposes. The Company used the proceeds from the sales of the Debentures for general corporate purposes.

U.S. Bancorp  87

The following table is a summary of the Trust Preferred Securities as of December 31, 2003:

		Trust
		Preferred
	Issuance	Securities	Debentures	Rate			Maturity	Redemption
Issuance Trust (Dollars in Millions)	Date	Amount (a)	Amount	Type (b)	Rate		Date	Date (c)

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%		December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35		November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75		May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	1.94	(d)	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.01	(e)	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27		December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32		December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09		November 2026	November 15, 2006

(a)	Company-obligated Mandatorily Redeemable Securities of Subsidiary Trusts which are designated in hedging relationships at December 31, 2003, are recorded on the balance sheet at fair value. Carrying value includes a fair value adjustment of $56 million related to hedges on certain retail and institutional obligated trust securities, as well as unamortized issuance costs of $(5) million.
(b)	The variable-rate Trust Preferred Securities reprice quarterly.
(c)	Earliest date of redemption.
(d)	Three-month LIBOR +76.5 basis points
(e)	Three-month LIBOR +85.0 basis points

     On April 1, 2003, USB Capital II, a subsidiary company of U.S. Bancorp, redeemed 100 percent, or $350 million of its 7.20 percent Trust Preferred Securities. On May 2, 2003, USB Capital II was legally dissolved.

     Refer to Note 2 with respect to the potential impact of the adoption of FIN 46 relative to Trust Preferred Securities.

Note 16	Shareholders’ Equity

At December 31, 2003 and 2002, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,922.9 million and 1,917.0 million shares of common stock outstanding at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had 208.0 million shares of common stock reserved for future issuances, primarily under stock option plans.

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
     On July 17, 2001, the Company’s Board of Directors authorized the repurchase of up to 56.4 million shares of the Company’s common stock to replace shares issued in connection with the acquisition of NOVA. During the first quarter of 2002, the Company effectively completed the July 17, 2001 authorization. On December 18, 2001, the Board of Directors approved an authorization to repurchase an additional 100 million shares of outstanding common stock throughout 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase an additional 150 million shares of outstanding common stock during the following 24 months. This repurchase program replaced the Company’s December 18, 2001 program.

The following table summarizes the Company’s common stock repurchased in each of the last three years:

(Dollars and Shares in Millions)	Shares	Value

2003	15.0	$417
2002	45.3	1,040
2001	19.7	468

88 U.S. Bancorp

     Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to Other Comprehensive Income. The reconciliation of the transactions affecting Other Comprehensive Income included in shareholders’ equity for the years ended December 31, is as follows:

	Transactions
				Balance
(Dollars in Millions)	Pre-tax	Tax-effect	Net-of-tax	Net-of-tax

2003
Unrealized loss on securities available-for-sale	$(716)	$272	$(444)	$(123)
Unrealized loss on derivatives	(373)	142	(231)	35
Realized gain on derivatives	199	(76)	123	140
Reclassification adjustment for gains realized in net income	(288)	110	(178)	—
Foreign currency translation adjustment	23	(9)	14	16

Total	$(1,155)	$439	$(716)	$68

2002
Unrealized gain on securities available-for-sale	$1,048	$(398)	$650	$473
Unrealized gain on derivatives	324	(123)	201	266
Realized gain on derivatives	64	(24)	40	43
Reclassification adjustment for gains
realized in net income	(332)	126	(206)	—
Foreign currency translation adjustment	7	(3)	4	2

Total	$1,111	$(422)	$689	$784

2001
Unrealized gain on securities available-for-sale	$194	$(78)	$116	$9
Unrealized gain on derivatives	106	(40)	66	65
Realized gain on derivatives	42	(16)	26	24
Reclassification adjustment for gains
realized in net income	(333)	127	(206)	—
Foreign currency translation adjustment	(4)	1	(3)	(3)

Total	$5	$(6)	$(1)	$95

Note 17	Earnings Per Share

The components of earnings per share were:

(Dollars and Shares in Millions, Except Per Share Data)	2003	2002	2001

Income from continuing operations	$3,710.1	$3,228.0	$1,524.0
Income (loss) from discontinued operations (after-tax)	22.5	(22.7)	(45.2)
Cumulative effect of accounting change (after-tax)	—	(37.2)	—

Net income	$3,732.6	$3,168.1	$1,478.8

Weighted-average common shares outstanding	1,923.7	1,916.0	1,927.9
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	12.5	8.8	12.4

Weighted-average diluted common shares outstanding	1,936.2	1,924.8	1,940.3

Earnings per share
Income from continuing operations	$1.93	$1.68	$.79
Discontinued operations	.01	(.01)	(.02)
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.94	$1.65	$.77

Diluted earnings per share
Income from continuing operations	$1.92	$1.68	$.79
Discontinued operations	.01	(.01)	(.03)
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.93	$1.65	$.76

For the years ended December 31, 2003, 2002 and 2001, options to purchase 79 million, 140 million and 125 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

U.S. Bancorp  89

Note 18	Employee Benefits

Employee Investment Plan The Company has defined contribution retirement savings plans which allow qualified employees, at their option, to make contributions up to certain percentages of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Employee contributions are 100 percent matched by the Company, up to the first four percent of an employee’s compensation. The Company’s matching contribution vests immediately; however, a participant must be employed on December 31st to receive that year’s matching contribution. Although the matching contribution is initially invested in the Company’s common stock, an employee can reinvest the matching contributions among various investment alternatives. Total expense was $48.5 million, $50.5 million and $43.7 million in 2003, 2002 and 2001, respectively.

Pension Plans Pension benefits are provided to substantially all employees based on years of service and employees’ compensation while employed with the Company. Employees are fully vested after five years of service. Prior to their acquisition dates, employees of certain acquired companies were covered by separate, noncontributory pension plans that provided benefits based on years of service and compensation. Generally, the Company merges plans of acquired companies into its existing pension plans when it becomes practicable.

     As of January 1, 2002, the Company’s two existing pension plans were merged under a new final average-pay benefit structure. During 2001, the Company had maintained two different qualified pension plans, with three different pension benefit structures: the former USBM’s cash balance pension benefit structure, a final average pay benefit structure for the former Firstar organization, and a cash balance pension benefit structure related to the Mercantile acquisition. The benefit structure of the new combined plan did not become effective for the Mercantile acquisition until January 1, 2003. Under the new plan’s benefit structure, a participant’s future retirement benefits are based on a participant’s highest five year average annual compensation during his or her last 10 years before retirement or termination from the Company. Generally, under the two previous cash balance pension benefit structures, the participant’s earned retirement benefits based on their average compensation over their career. Retirement benefits under the former Firstar benefit structure were earned based on final average pay and years of service, similar to the new plan. Plan assets primarily consist of various equity mutual funds and other miscellaneous assets.
     During 2001, the Company also maintained several unfunded, non-qualified, supplemental executive retirement programs that provided additional defined pension benefits for senior managers and executive employees. As of September 30, 2001, a supplemental executive retirement plan of USBM was frozen for substantially all participants but with service credit running through December 31, 2001. Effective January 1, 2002, substantially all of these programs were merged into one non-qualified retirement plan. Because all the non-qualified plans were unfunded, the aggregate accumulated benefit obligations exceeded the assets. The assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation and net pension expense are substantially consistent with those assumptions used for the funded qualified plans. The Company recognized a settlement loss of $3.5 million on this plan in 2003, related to the level of payouts made from the plan. In 2002, the Company recognized combined curtailment and settlement gains of $11.7 million related to changes in the non-qualified pension plans in connection with the mergers of the prior plans.
     In general, the Company’s pension plan objectives include maintaining a funded status sufficient to meet participant benefit obligations over time while reducing long-term funding requirements and pension costs. The Company has an established process for evaluating all the plans, their performance and significant plan assumptions, including the assumed discount rate and the long-term rate of return (“LTROR”). At least annually, an independent consultant is engaged to assist U.S. Bancorp’s Compensation Committee in evaluating plan objectives, funding policies and plan investment policies considering its long-term investment time horizon and asset allocation strategies. The process also evaluates significant plan assumptions. Although plan assumptions are established annually, the Company may update its analysis on an interim basis in order to be responsive to significant events that occur during the year, such as plan mergers and amendments.

Funding Practices The Company’s funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. During 2003 and 2002, the Company made contributions of $310.8 million and $150.0 million, respectively, to the qualified pension plan in accordance with this policy. In 2004, the Company anticipates no minimum funding requirement and therefore does not expect to make any contributions to the plan. Contributions made to the plan were invested in accordance with established investment policies and asset allocation strategies.

90 U.S. Bancorp

Investment Policies and Asset Allocation In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The independent consultant performs modeling that projects numerous outcomes using a broad range of possible scenarios, including a mix of possible rates of inflation and economic growth. Some of the scenarios included are: low inflation and high growth (ideal growth), low inflation and low growth (recession), high inflation and low growth (stagflation) and high inflation and high growth (inflationary growth). Starting with current economic information, the model bases its projections on past relationships between inflation, fixed income rates and equity returns when these types of economic conditions have existed over the previous 30 years, both in the U.S. and in foreign countries.

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

The following unaudited table provides a summary of asset allocations adopted by the Company compared with a typical asset allocation alternative:

							2003
	Asset Allocation						Expected Returns

		December 2003			December 2002
	Typical								Standard
Asset Class	Asset Mix	Actual	Target (a)		Actual	Target	Compound	Average	Deviation

Domestic Equities
Large Cap	30%	42%	55%		33%	36%	8.3%	9.7%	18.0%
Mid Cap	15	15	19		18	18	8.6	10.6	21.1
Small Cap	15	19	6		27	26	8.8	11.3	24.0
International Equities	10	21	20		18	20	8.5	10.6	21.9
Fixed Income	30	—	—		—	—
Other	—	3	—		4	—

Total mix or weighted rates	100%	100%	100%		100%	100%	8.7	10.2	18.0

LTROR assumed	7.8%		8.9	% (b)		9.9%
Standard deviation	13.9%		18.0%			18.8%
Sharpe ratio (c)	.399		.389			.382

(a)	The target asset allocation was modified in December 2003, effective January 1, 2004, to reduce the potential volatility of the portfolio without significantly reducing the expected returns. The change in the allocation is not expected to be completed until the second quarter of 2004 and variations from the target allocation are a result of the recent change.
(b)	The LTROR assumed for the target asset allocation strategy of 8.9 percent is based on a range of estimates evaluated by the Company including the compound expected return of 8.7 percent and the average expected return of 10.2 percent.
(c)	The Sharpe ratio is a direct measure of reward-to-risk. The Sharpe ratio for these asset allocation strategies is considered to be within acceptable parameters.

     In accordance with its existing practices, the independent pension consultant utilized by the Company updated the analysis of expected rates of return and evaluated peer group data, market conditions and other factors relevant to determining the LTROR assumptions for pension costs for 2003 and 2004. The analysis performed late in 2002 indicated that there had been a continued deterioration in market performance of equities and as a result of that independent analysis, the Company made a decision to reduce the LTROR assumption from 9.9 percent used in the second half of 2002, to 8.9 percent for 2003. The analysis performed late in 2003 indicated a stabilization of market performance with the potential for better performance in 2004. As a result, the Company expects to continue to use an LTROR of 8.9 percent in 2004. Regardless of the extent of the Company’s analysis of alternative asset allocation strategies, economic scenarios and possible outcomes, plan assumptions developed for the LTROR are subject to imprecision and changes in economic factors. As a result of the modeling imprecision and uncertainty, the Company considers a range of potential expected rates of return, economic conditions for several scenarios, historical performance relative to assumed rates of return and asset allocation and LTROR information for a peer group in establishing its assumptions.

U.S. Bancorp  91

Post-Retirement Medical Plans In addition to providing pension benefits, the Company provides health care and death benefits to certain retired employees through several retiree medical programs. As a result of the Firstar/ USBM merger, there were three major retiree medical programs in place during 2001 with various terms and subsidy schedules. Effective January 1, 2002, the Company adopted one retiree medical program for all future retirees. For certain eligible employees, the provisions of the USBM retiree medical plan and the Mercantile retiree medical plan remained in place until December 31, 2002. Generally, all employees may become eligible for retiree health care benefits by meeting defined age and service requirements. The Company may also subsidize the cost of coverage for employees meeting certain age and service requirements. The medical plan contains other cost-sharing features such as deductibles and coinsurance. The estimated cost of these retiree benefit payments is accrued during the employees’ active service.

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

			Post-Retirement
	Pension Plans		Medical Plans

(Dollars in Millions)	2003	2002	2003	2002

Projected benefit obligation
Benefit obligation at beginning of measurement period	$1,671.1	$1,656.4	$282.5	$265.1
Service cost	56.5	49.9	3.4	3.3
Interest cost	107.7	115.1	18.5	19.1
Plan participants’ contributions	—	—	14.9	10.4
Actuarial loss	161.7	—	38.9	18.1
Benefit payments	(140.8)	(147.3)	(36.5)	(33.5)
Curtailments	—	(.7)	—	—
Settlements	(23.8)	(5.0)	—	—
Benefit obligation transferred to Piper Jaffray Companies	(31.3)	—	(1.4)	—
Termination benefits	—	2.7	—	—

Benefit obligation at end of measurement period (a) (b)	$1,801.1	$1,671.1	$320.3	$282.5

Fair value of plan assets
Fair value at beginning of measurement period	$1,442.7	$1,611.1	$30.2	$35.4
Actual return on plan assets	351.7	(193.2)	.4	.7
Employer contributions	346.0	172.1	29.9	17.2
Plan participants’ contributions	—	—	14.9	10.4
Settlements	(23.8)	—	—	—
Benefit payments	(140.8)	(147.3)	(36.5)	(33.5)

Fair value at end of measurement period (c)	$1,975.8	$1,442.7	$38.9	$30.2

Funded status
Funded status at end of measurement period	$174.7	$(228.4)	$(281.4)	$(252.3)
Unrecognized transition (asset) obligation	—	(.1)	6.6	7.4
Unrecognized prior service cost	(51.1)	(59.0)	(7.2)	(8.6)
Unrecognized net (gain) loss	854.7	867.8	80.0	41.0
Fourth quarter contribution	4.8	4.3	5.4	13.7

Net amount recognized	$983.1	$584.6	$(196.6)	$(198.8)

Components of statement of financial position
Prepaid benefit cost	$1,123.8	$763.9	$—	$—
Accrued benefit liability	(140.7)	(179.3)	(196.6)	(198.8)

Net amount recognized	$983.1	$584.6	$(196.6)	$(198.8)

(a)	At December 31, 2003 and 2002, the accumulated benefit obligation for all qualified pension plans was $1.6 billion and $1.4 billion, respectively.
(b)	U.S. Bancorp retained the qualified pension plan obligation for the inactive participants, relating to employees of Piper Jaffray Companies. Therefore, all liabilities and plan assets related to inactive participants in the qualified pension plan associated with the Piper Jaffray Companies are included in the pension plans benefit obligation.
(c)	At December 31, 2003 and 2002, the Company’s qualified pension plans held 799,803 shares of U.S. Bancorp common stock, with a fair value of $23.8 million and $17.0 million, respectively. Dividends paid on the shares of U.S. Bancorp common stock held by the qualified pension plans totaled $.6 million for each of the years ended December 31, 2003 and 2002.

92 U.S. Bancorp

The following table sets forth the components of net periodic benefit cost (income) for the retirement plans:

	Pension Plans			Post-Retirement Medical Plans

(Dollars in Millions)	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost (income)
Service cost	$56.5	$49.9	$50.5	$3.4	$3.3	$2.1
Interest cost	107.7	115.1	118.7	18.5	19.1	17.9
Expected return on plan assets	(184.4)	(214.1)	(232.6)	(1.2)	(1.6)	(1.0)
Net amortization and deferral	(6.7)	(6.5)	(10.7)	(.2)	(.1)	.2
Recognized actuarial (gain) loss	(.5)	.8	(1.2)	.5	—	(.1)

Net periodic benefit cost (income)	(27.4)	(54.8)	(75.3)	21.0	20.7	19.1
Curtailment and settlement (gain) loss	3.5	(11.7)	—	—	—	—
Cost of special or contractual termination benefits recognized	—	2.7	—	—	—	—

Net periodic benefit cost (income) after curtailment and settlement (gain) loss, and cost of special or contractual termination benefits recognized	$(23.9)	$(63.8)	$(75.3)	$21.0	$20.7	$19.1

The following table sets forth the weighted-average plan assumptions and other data:

	Company		USBM	Firstar

(Dollars in Millions)	2003	2002	2001	2001

Pension plan actuarial computations
Expected long-term return on plan assets (a) (b)	8.9%	10.9%	11.0%	12.2%
Discount rate in determining benefit obligations (c)	6.2	6.8	7.5	7.5
Rate of increase in future compensation	3.5	3.5	3.5	3.5
Post-retirement medical plan actuarial computations
Expected long-term return on plan assets	3.5%	5.0%	5.0%	* %
Discount rate in determining benefit obligations	6.2	6.8	7.5	7.5
Health care cost trend rate (d)
Prior to age 65	11.0%	12.0%	10.5%	10.5%
After age 65	13.0	14.0	13.0	13.0
Effect of one percent increase in health care cost trend rate
Service and interest costs	$1.4	$1.3	$1.2	$.4
Accumulated post-retirement benefit obligation	22.5	19.7	13.1	6.0
Effect of one percent decrease in health care cost trend rate
Service and interest costs	$(1.3)	$(1.2)	$(1.0)	$(.4)
Accumulated post-retirement benefit obligation	(20.0)	(17.5)	(13.6)	(5.7)

(a)	In connection with the Firstar/ USBM merger, the asset management practices and investment strategies of the plan were conformed. At December 31, 2001, the investment asset allocation was weighted toward equities and diversified by industry and companies with varying market capitalization levels.
(b)	In light of the market performance and the results of the independent analysis, the Company made a decision to re-measure its pension plans effective in the third quarter of 2002 based on the current information at that time with respect to asset values, a reduction in the LTROR, discount rates, census data and other relevant factors. As a result of the remeasurement, the LTROR was reduced to 9.9% for the last half of 2002.
(c)	The discount rate at the measurement date approximated the Moody’s Aa corporate bond rating for projected benefit distributions with a duration of 12.2 and 11.6 years for 2003 and 2002, respectively.
(d)	The pre-65 and post-65 rates are assumed to decrease gradually to 5.5% and 6.0% respectively by 2011 and remain at these levels thereafter.

The following table provides information for pension plans with benefit obligations in excess of plan assets:

(Dollars in Millions)	2003	2002

Benefit obligation	$188.7	$218.6
Accumulated benefit obligation	179.6	210.6
Fair value of plan assets	—	—

U.S. Bancorp  93

Note 19	Stock-based Compensation

As part of its employee and director compensation programs, the Company may grant certain stock awards under the provisions of the existing stock compensation plans, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock at a fixed price generally equal to the fair value of the underlying stock at the date of grant. Option grants are generally exercisable up to ten years from the date of grant. In addition, the plans provide for grants of shares of common stock or stock units that are subject to restriction on transfer. Most stock awards vest over three to five years and are subject to forfeiture if certain vesting requirements are not met.

     Stock incentive plans of acquired companies are generally terminated at the merger closing dates. Option holders under such plans receive the Company’s common stock, or options to buy the Company’s stock, based on the conversion terms of the various merger agreements. The historical stock award information presented below reflects awards originally granted under acquired companies’ plans.
     At December 31, 2003, there were 41.8 million shares (subject to adjustment for forfeitures) available for grant under our current stock incentive plan.

The following is a summary of shares issuable under stock options outstanding and exercised under various stock option plans of the Company:

	2003		2002		2001

		Weighted-Average		Weighted-Average		Weighted-Average
Year Ended December 31	Stock Options	Exercise Price	Stock Options	Exercise Price	Stock Options	Exercise Price

Stock option plans
Number outstanding at beginning of year	206,252,590	$22.77	201,610,265	$22.58	153,396,226	$22.80
Granted	1,872,653	23.00	29,742,189	21.81	65,144,310	21.25
Assumed/converted (a)	1,116,884	—	—	—	8,669,285	16.40
Exercised	(22,484,069)	18.27	(9,594,213)	13.26	(12,775,067)	13.44
Cancelled	(21,235,704)	25.13	(15,505,651)	24.18	(12,824,489)	23.29

Number outstanding at end of year	165,522,354	$22.93	206,252,590	$22.77	201,610,265	$22.58
Exercisable at end of year	116,427,321	$23.60	123,195,273	$23.63	117,534,343	$22.36

Restricted share plans
Number outstanding at beginning of year	2,280,057		2,177,588		6,377,137
Granted	58,481		806,355		1,021,887
Assumed/converted	—		—		298,988
Cancelled/vested	(1,034,432)		(703,886)		(5,520,424)

Number outstanding at end of year	1,304,106		2,280,057		2,177,588

Weighted-average fair value of shares granted		$6.82		$7.03		$6.76

(a)	The number of shares subject to then-outstanding stock options have been multiplied by, and the exercise prices have been divided by, a factor of 1.0068 in order to maintain the economic value of the options following the spin off of Piper Jaffray Companies.

Additional information regarding stock options outstanding as of December 31, 2003, is as follows:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$.83 — $10.00	2,893,745	1.4	$5.90	2,890,211	$5.90
$10.01 — $15.00	4,120,299	3.8	11.72	3,561,885	11.55
$15.01 — $20.00	34,269,234	7.1	18.79	20,441,742	18.58
$20.01 — $25.00	78,525,163	7.1	22.43	45,944,620	22.70
$25.01 — $30.00	40,092,423	5.0	28.43	37,967,373	28.49
$30.01 — $35.00	5,138,138	3.4	32.65	5,138,138	32.65
$35.01 — $36.95	483,352	3.0	35.81	483,352	35.81

	165,522,354	6.3	$22.93	116,427,321	$23.60

94 U.S. Bancorp

     Stock-based compensation expense was $158.1 million in 2003, compared with $185.0 million and $168.7 million in 2002 and 2001, respectively. In 2001, the Company also recognized $190.5 million of stock-based compensation expense as part of its merger and restructuring-related charges as a result of accelerated vesting of certain stock options and restricted stock due to change-in-control provisions triggered by the Firstar/ USBM merger. At the time employee stock options expire or are exercised or cancelled, the Company determines the tax benefit associated with the stock award and under certain circumstances may be required to recognize an adjustment to tax expense. On an after-tax basis, the financial impact of stock-based compensation expense was $123.4 million in 2003, compared with $113.3 million and $106.9 million in 2002 and 2001, respectively.
     Stock-based compensation expense is based on the fair value of the award at the date of grant or modification. The fair value of options was estimated using the Black-Scholes option-pricing model requiring the use of subjective valuation assumptions. Because employee stock options have characteristics that differ from those of traded options, including vesting provisions and trading limitations that impact their liquidity, the determined value used to measure compensation expense may vary from their actual fair value.

The following table provides a summary of the valuation assumptions utilized by the Company to determine the estimated value of stock option grants:

Weighted-average assumptions in stock option valuation	2003	2002	2001

Risk-free interest rates	2.8%	3.3%	4.6%
Dividend yields	3.0%	3.0%	3.0%
Stock volatility factor	.40	.41	.42
Expected life of options (in years)	5.3	6.0	4.5

Note 20	Income Taxes

The components of income tax expense were:

(Dollars in Millions)	2003	2002	2001

Federal
Current	$1,528.8	$1,268.9	$982.2
Deferred	222.9	256.9	(275.9)

Federal income tax	1,751.7	1,525.8	706.3

State
Current	139.8	146.9	132.2
Deferred	49.8	34.8	(20.2)

State income tax	189.6	181.7	112.0

Total income tax provision	$1,941.3	$1,707.5	$818.3

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

(Dollars in Millions)	2003	2002	2001

Tax at statutory rate (35%)	$1,978.0	$1,727.4	$819.8
State income tax, at statutory rates, net of federal tax benefit	123.2	116.5	68.9
Tax effect of
Tax-exempt interest, net	(21.7)	(24.9)	(37.4)
Amortization of nondeductible goodwill	—	—	83.0
Tax credits	(109.6)	(85.5)	(69.4)
Nondeductible merger charges	—	5.0	52.5
Other items	(28.6)	(31.0)	(99.1)

Applicable income taxes	$1,941.3	$1,707.5	$818.3

     The tax effects of fair value adjustments on securities available-for-sale, derivative instruments in cash flow hedges and certain tax benefits related to stock options are recorded directly to shareholders’ equity as part of other comprehensive income.

     In preparing its tax returns, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examinations by federal and state taxing authorities that

U.S. Bancorp  95

may give rise to differing interpretations of these complex laws, regulations and methods. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. At December 31, 2003, the Company is in various stages of the examination process for federal tax return matters of U.S. Bancorp for periods dating back to 1995 and other predecessor entities dating back to 1997. In addition, examinations by various state taxing authorities date back to 1997. At year-end, the Company believes the aggregate amount of any additional tax liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax liability as of December 31 were:

(Dollars in Millions)	2003	2002

Deferred tax assets
Allowance for credit losses	$977.6	$961.0
Stock compensation	318.2	334.7
Federal AMT credits and capital losses	59.1	48.6
Pension and postretirement benefits	58.8	62.8
Deferred fees	29.9	(70.6)
State and federal operating loss carryforwards	21.2	34.9
Real estate and other asset basis differences	7.0	39.1
Other deferred tax assets, net	209.2	487.4

Gross deferred tax assets	1,681.0	1,897.9
Deferred tax liabilities
Leasing activities	(2,509.6)	(2,292.2)
Accrued severance, pension and retirement benefits	(297.5)	(65.0)
Accelerated depreciation	(142.3)	(104.4)
Securities available-for-sale and financial instruments	(31.2)	(478.8)
Other investment basis differences	(19.5)	(37.2)
Other deferred tax liabilities, net	(236.3)	(248.7)

Gross deferred tax liabilities	(3,236.4)	(3,226.3)
Valuation allowance	(1.0)	(1.0)

Net deferred tax liability	$(1,556.4)	$(1,329.4)

     The Company has established a valuation allowance to offset deferred tax assets related to state net operating loss carryforwards which are expected to expire unused. The Company has approximately $252 million of state net operating loss carryforwards, which expire at various times through 2022.

     Certain events covered by Internal Revenue Code section 593(e), which was not repealed, will trigger a recapture of base year reserves of acquired thrift institutions. The base year reserves of acquired thrift institutions would be recaptured if an entity ceases to qualify as a bank for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions that, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At December 31, 2003, retained earnings included approximately $101.8 million of base year reserves for which no deferred federal income tax liability has been recognized.

Note 21	Derivative Instruments

In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate and prepayment risk and to accommodate the business requirements of its customers. The Company does not enter into derivative transactions for speculative purposes. Refer to Note 1 “Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of the Company’s accounting policies for derivative instruments. For information related to derivative positions held for asset and liability management purposes and customer-related derivative positions, see Table 17 “Derivative Positions,” included in Management’s Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT POSITIONS

Cash Flow Hedges The Company had $21.2 billion of designated cash flow hedges at December 31, 2003. These

96 U.S. Bancorp

derivatives are interest rate swaps that are hedges of the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. All cash flow hedges are highly effective for the year ended December 31, 2003, and the change in fair value attributed to hedge ineffectiveness was not material.
     At December 31, 2003 and 2002, accumulated other comprehensive income included a deferred after-tax net gain of $174.9 million and $309.9 million, respectively, related to derivatives used to hedge cash flows. The unrealized gain will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The occurrence of these related cash flows and hedged transactions remains probable. The estimated amount of after-tax gain to be reclassified from accumulated other comprehensive income into earnings during 2004 is $53.1 million, which includes gains related to hedges that were terminated early when the forecasted transactions are still probable.

Fair Value Hedges The Company has $8.6 billion of designated fair value hedges at December 31, 2003. These derivatives are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, trust preferred securities, and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

     All fair value hedges are considered highly effective for the year ended December 31, 2003. The change in fair value attributed to hedge ineffectiveness was a loss of $6.8 million, related to the Company’s mortgage loans held for sale and its 2003 production volume of $29.9 billion.

Other Asset and Liability Management Derivative Positions The Company has derivative positions that are used for interest rate risk and other risk management purposes but are not designated as cash flow hedges or fair value hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” At December 31, 2003, the Company had $1.0 billion of forward commitments to sell residential mortgage loans to hedge the Company’s interest rate risk related to $1.0 billion of unfunded residential loan commitments. Gains and losses on mortgage banking derivatives and the unfunded loan commitments are included in mortgage banking revenue on the income statement.

CUSTOMER-RELATED POSITIONS

The Company acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. At December 31, 2003, the Company had $16.6 billion of aggregate customer derivative positions, including $12.6 billion of interest rate swaps, caps, and floors and $4.0 billion of foreign exchange rate contracts. The Company minimizes its market and liquidity risks by taking similar offsetting positions. Gains or losses on customer-related transactions were not significant for the year ended December 31, 2003.

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

Securities Investment securities were valued using available market quotes. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

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

U.S. Bancorp  97

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

Loan Commitments, Letters of Credit and Guarantees The fair value of commitments, letters of credit and guarantees represents the estimated costs to terminate or otherwise settle the obligations with a third-party. Residential mortgage commitments are actively traded and the fair value is estimated using available market quotes. Other loan commitments, letters of credit and guarantees are not actively traded. Substantially all loan commitments have floating rates and do not expose the Company to interest rate risk assuming no premium or discount was ascribed to loan commitments because funding could occur at market rates. The Company estimates the fair value of loan commitments, letters of credit and guarantees based on the related amount of unamortized deferred commitment fees adjusted for the probable losses for these arrangements.

The estimated fair values of the Company’s financial instruments at December 31 are shown in the following table:

	2003		2002

	Carrying	Fair	Carrying	Fair
December 31 (Dollars in Millions)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$8,782	$8,782	$11,192	$11,192
Investment securities	43,334	43,343	28,488	28,495
Loans held for sale	1,433	1,433	4,159	4,159
Loans	115,866	116,874	113,829	115,341

Total financial assets	169,415	$170,432	157,668	$159,187

Nonfinancial assets	19,871		22,359

Total assets	$189,286		$180,027

Financial Liabilities
Deposits	$119,052	$119,120	$115,534	$116,039
Short-term borrowings	10,850	10,850	7,806	7,806
Long-term debt	31,215	31,725	28,588	29,161
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company	2,601	2,700	2,994	3,055

Total financial liabilities	163,718	$164,395	154,922	$156,061

Nonfinancial liabilities	6,326		6,669
Shareholders’ equity	19,242		18,436

Total liabilities and shareholders’ equity	$189,286		$180,027

Derivative Positions
Asset and liability management positions
Interest rate swaps	$631	$631	$1,438	$1,438
Forward commitments to sell residential mortgages	—	—	(80)	(80)
Customer-related positions
Interest rate contracts	31	31	22	22
Foreign exchange contracts	2	2	1	1

98 U.S. Bancorp

     The fair value of unfunded commitments, standby letters of credit and other guarantees is approximately equal to their carrying value. The carrying value of unfunded commitments and standby letters of credit was $192 million. The carrying value of other guarantees was $132 million.

Note 23	Guarantees and Contingent Liabilities

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

LETTERS OF CREDIT

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at December 31, 2003, were approximately $9.7 billion with a weighted average term of approximately 24 months. The estimated fair value of standby letters of credit was approximately $84.6 million at December 31, 2003.

     The contract or notional amounts of commitments to extend credit and letters of credit at December 31, 2003, were as follows:

	Less Than	After
(Dollars in Millions)	One Year	One Year	Total

Commitments to extend credit
Commercial	$17,240	$30,902	$48,142
Corporate and purchasing cards	12,525	—	12,525
Consumer credit cards	22,349	—	22,349
Other consumer	1,900	9,690	11,590
Letters of credit
Standby	4,667	5,073	9,740
Commercial	370	40	410

LEASE COMMITMENTS

Rental expense for operating leases amounted to $151.4 million in 2003, $148.0 million in 2002 and $165.2 million in 2001. Future minimum payments, net of sublease rentals, under capitalized leases and noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2003:

	Capitalized	Operating
(Dollars in Millions)	Leases	Leases

2004	$8.9	$181.9
2005	7.9	161.7
2006	7.0	146.2
2007	6.6	131.3
2008	6.2	110.9
Thereafter	38.7	516.1

Total minimum lease payments	75.3	$1,248.1

Less amount representing interest	28.5

Present value of net minimum lease payments	$46.8

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

U.S. Bancorp  99

the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees. The estimated fair value of guarantees, other than standby letters of credit, was approximately $132 million at December 31, 2003.

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2014. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $1.5 billion at December 31, 2003. The Company’s recorded liabilities as of December 31, 2003, included $40.7 million representing outstanding amounts owed to these third-parties and required to be recorded on balance sheet in accordance with generally accepted accounting principles. The guaranteed operating lease payments are also included in the disclosed minimum lease obligations.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $13.2 billion at December 31, 2003, and represented the market value of the securities lent to third-parties. At December 31, 2003, the Company held assets with a market value of $13.6 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $784.9 million at December 31, 2003, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

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

     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months of 2003, this amount totaled approximately $36.8 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At December 31, 2003, the Company held $28.6 million of merchant escrow deposits as collateral.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased

100 U.S. Bancorp

through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At December 31, 2003, the value of future delivery airline tickets purchased was approximately $1.4 billion, and the Company held collateral of $188.7 million in escrow deposits and lines of credit related to airline customer transactions.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2003, the Company recorded a liability for potential losses of $22.7 million.

Contingent Consideration Arrangements The Company has contingent payment obligations related to certain business combination transactions. Payments are guaranteed as long as certain post-acquisition performance-based criteria are met or customer relationships are maintained. At December 31, 2003, the maximum potential future payments required to be made by the Company under these arrangements was approximately $75.5 million and primarily represented contingent payments related to the acquisition of the State Street Corporate Trust business on December 31, 2002. If required, these contingent payments would be payable within the next six months.

Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements was approximately $7.3 billion at December 31, 2003. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facilities was $47.3 million at December 31, 2003, and was included in other liabilities.

     The Company guarantees payments to certain certificate holders of Company-sponsored investment trusts with varying termination dates extending through September 2004. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $49.1 million at December 31, 2003. At December 31, 2003, the Company had a recorded liability of $44.1 million, held $15.0 million in cash collateral and has other contractual sources of recourse available to it including guarantees from third-parties and the underlying assets held by the investment trusts.

OTHER CONTINGENT LIABILITIES

In connection with the spin-off of Piper Jaffray Companies, the Company has agreed to indemnify Piper Jaffray Companies against losses that may result from third-party claims relating to certain specified matters. The Company’s indemnification obligation related to these specified matters is capped at $17.5 million and can be terminated by the Company if there is a change in control event for Piper Jaffray Companies.

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

U.S. Bancorp  101

Note 24	U.S. Bancorp (Parent Company)

Condensed Balance Sheet

December 31 (Dollars in Millions)	2003	2002

Assets
Deposits with subsidiary banks, principally interest-bearing	$4,726	$5,869
Available-for-sale securities	127	118
Investments in
Bank and bank holding company subsidiaries	22,628	17,479
Nonbank subsidiaries (a)	605	1,501
Advances to
Bank and bank holding company subsidiaries	—	575
Nonbank subsidiaries (a)	16	363
Other assets	676	2,663

Total assets	$28,778	$28,568

Liabilities and Shareholders’ Equity
Short-term funds borrowed	$699	$380
Advances from subsidiaries	—	117
Long-term debt	5,200	5,695
Junior subordinated debentures issued to subsidiary trusts	2,629	2,990
Other liabilities	1,008	950
Shareholders’ equity	19,242	18,436

Total liabilities and shareholders’ equity	$28,778	$28,568

(a)	December 31, 2002, included approximately $610 million of investment in and $316 million of advances to Piper Jaffray Companies.

Condensed Statement of Income

Year Ended December 31 (Dollars in Millions)	2003	2002	2001

Income
Dividends from bank and bank holding company subsidiaries	$27.0	$3,140.0	$1,300.1
Dividends from nonbank subsidiaries	5.8	15.2	10.1
Interest from subsidiaries	69.1	96.9	272.8
Service and management fees from subsidiaries	24.2	38.5	221.8
Other income	37.9	16.0	21.0

Total income	164.0	3,306.6	1,825.8

Expense
Interest on short-term funds borrowed	8.0	8.9	18.5
Interest on long-term debt	78.2	126.8	318.5
Interest on junior subordinated debentures issued to subsidiary trusts	192.6	214.1	141.7
Merger and restructuring-related charges	2.9	6.7	63.2
Other expense	86.5	76.0	335.1

Total expense	368.2	432.5	877.0

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(204.2)	2,874.1	948.8
Income tax credit	(37.1)	(84.6)	(112.0)

Income (loss) of parent company	(167.1)	2,958.7	1,060.8
Equity in undistributed income of subsidiaries	3,899.7	209.4	418.0

Net income	$3,732.6	$3,168.1	$1,478.8

102 U.S. Bancorp

Condensed Statement of Cash Flows

Year Ended December 31 (Dollars in Millions)	2003	2002	2001

Operating Activities
Net income	$3,732.6	$3,168.1	$1,478.8
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(3,899.7)	(209.4)	(418.0)
Other, net	172.2	43.8	88.4

Net cash provided by (used in) operating activities	5.1	3,002.5	1,149.2

Investing Activities
Proceeds from sales and maturities of investment securities	20.9	113.1	254.9
Purchases of investment securities	(73.0)	(52.9)	(73.5)
Investments in subsidiaries	(283.9)	(536.4)	(1,941.0)
Equity distributions from subsidiaries	536.5	1,200.0	600.0
Net (increase) decrease in short-term advances to subsidiaries	35.5	415.1	190.4
Long-term advances to subsidiaries	—	(410.0)	(1,144.0)
Principal collected on long-term advances to subsidiaries	572.6	1,770.0	2,713.2
Other, net	130.7	44.5	34.7

Net cash provided by (used in) investing activities	939.3	2,543.4	634.7

Financing Activities
Net increase (decrease) in short-term advances from subsidiaries	(117.2)	48.4	(10.6)
Net increase (decrease) in short-term borrowings	318.5	(72.3)	228.9
Principal payments on long-term debt	(1,593.5)	(2,537.5)	(1,612.8)
Proceeds from issuance of long-term debt	1,150.0	2,075.0	1,100.0
Proceeds from issuance of junior subordinated debentures to subsidiary trusts	—	—	1,546.4
Redemption of junior subordinated debentures from subsidiary trusts	(360.8)	—	—
Proceeds from issuance of common stock	398.4	147.0	136.4
Repurchase of common stock	(326.3)	(1,040.4)	(467.9)
Cash dividends paid	(1,556.8)	(1,480.7)	(1,235.1)

Net cash provided by (used in) financing activities	(2,087.7)	(2,860.5)	(314.7)

Change in cash and cash equivalents	(1,143.3)	2,685.4	1,469.2
Cash and cash equivalents at beginning of year	5,869.0	3,183.6	1,714.4

Cash and cash equivalents at end of year	$4,725.7	$5,869.0	$3,183.6

     Transfer of funds (dividends, loans or advances) from bank subsidiaries to the Company is restricted. Federal law prohibits loans unless they are secured and generally limits any loan to the Company or individual affiliate to 10 percent of the bank’s equity. In aggregate, loans to the Company and all affiliates cannot exceed 20 percent of the bank’s equity.

     Dividend payments to the Company by its subsidiary banks are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The approval of the Comptroller of the Currency is required if total dividends by a national bank in any calendar year exceed the bank’s net income for that year combined with its retained net income for the preceding two calendar years or if the bank’s retained earnings are less than zero. Furthermore, dividends are restricted by the Comptroller of the Currency’s minimum capital constraints for all national banks. Within these guidelines, all bank subsidiaries have the ability to pay dividends without prior regulatory approval. The amount of dividends available to the parent company from the bank subsidiaries at December 31, 2003, was approximately $828.5 million.

U.S. Bancorp  103

Note 25	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

Year Ended December 31 (Dollars in Millions)	2003	2002	2001

Income taxes paid	$1,257.8	$1,129.5	$658.1
Interest paid	2,077.0	2,890.1	5,092.2
Net noncash transfers to foreclosed property	110.0	89.5	59.9

Acquisitions and divestitures
Assets acquired	$—	$2,068.9	$1,150.8
Liabilities assumed	—	(3,821.9)	(509.0)

Net	$—	$(1,753.0)	$641.8

Money Market Investments Money market investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following at December 31:

(Dollars in Millions)	2003	2002

Interest-bearing deposits	$4	$102
Federal funds sold	109	61
Securities purchased under agreements to resell	39	271

Total money market investments	$152	$434

Regulatory Capital The measures used to assess capital include the capital ratios established by bank regulatory agencies, including the specific ratios for the “well capitalized” designation. For a description of the regulatory capital requirements and the actual ratios as of December 31, 2003 and 2002, for the Company and its bank subsidiaries, see Table 20 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Net Gains on the Sale of Loans Included in noninterest income, primarily in mortgage banking revenue, for the years ended December 31, 2003, 2002 and 2001, the Company had net gains on the sale of loans of $162.9 million, $243.4 million and $164.2 million, respectively.

104 U.S. Bancorp

Report of
Independent Auditors

To the Shareholders and Board of Directors of
U.S. Bancorp:

We have audited the accompanying consolidated balance sheet of U.S. Bancorp as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Bancorp at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, in 2003 the Company changed its method of accounting for stock-based employee compensation.

Minneapolis, Minnesota

January 20, 2004

Report of
Independent Accountants

To the Shareholders and Board of Directors of U.S. Bancorp:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2002 present fairly, in all material respects, the financial position of U.S. Bancorp and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 of the Notes to Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Minneapolis, Minnesota

January 21, 2003, except for the effects of the adoption of the fair value provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as discussed in Note 2 of the Notes to Consolidated Financial Statements, and the effects of presenting discontinued operations, as discussed in Note 4 of the Notes to Consolidated Financial Statements, as to which the date of each is December 31, 2003.

U.S. Bancorp  105

U.S. Bancorp
Consolidated Balance Sheet — Five-Year Summary

						% Change
December 31 (Dollars in Millions)	2003	2002	2001	2000	1999	2003 v 2002

Assets
Cash and due from banks	$8,630	$10,758	$9,120	$8,475	$7,324	(19.8)%
Held-to-maturity securities	152	233	299	252	194	(34.8)
Available-for-sale securities	43,182	28,255	26,309	17,390	17,255	52.8
Loans held for sale	1,433	4,159	2,820	764	670	(65.5)
Loans	118,235	116,251	114,405	122,365	113,229	1.7
Less allowance for credit losses	(2,369)	(2,422)	(2,457)	(1,787)	(1,710)	(2.2)

Net loans	115,866	113,829	111,948	120,578	111,519	1.8
Other assets	20,023	22,793	20,894	17,462	17,356	(12.2)

Total assets	$189,286	$180,027	$171,390	$164,921	$154,318	5.1%

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,470	$35,106	$31,212	$26,633	$26,350	(7.5)%
Interest-bearing	86,582	80,428	74,007	82,902	77,067	7.7

Total deposits	119,052	115,534	105,219	109,535	103,417	3.0
Short-term borrowings	10,850	7,806	14,670	11,833	10,558	39.0
Long-term debt	31,215	28,588	25,716	21,876	21,027	9.2
Company-obligated mandatorily redeemable preferred securities	2,601	2,994	2,826	1,400	1,400	(13.1)
Other liabilities	6,326	6,669	6,214	4,944	3,865	(5.1)

Total liabilities	170,044	161,591	154,645	149,588	140,267	5.2
Shareholders’ equity	19,242	18,436	16,745	15,333	14,051	4.4

Total liabilities and shareholders’ equity	$189,286	$180,027	$171,390	$164,921	$154,318	5.1%

106 U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income — Five-Year Summary

						% Change
Year Ended December 31 (Dollars in Millions)	2003	2002	2001	2000	1999	2003 v 2002

Interest Income
Loans	$7,272.0	$7,743.0	$9,413.7	$10,519.3	$9,078.0	(6.1)%
Loans held for sale	202.2	170.6	146.9	102.1	103.9	18.5
Investment securities
Taxable	1,654.6	1,438.2	1,206.1	1,008.3	1,047.1	15.0
Non-taxable	29.4	46.1	89.5	140.6	150.1	(36.2)
Other interest income	99.8	96.0	90.2	114.8	131.5	4.0

Total interest income	9,258.0	9,493.9	10,946.4	11,885.1	10,510.6	(2.5)
Interest Expense
Deposits	1,096.6	1,485.3	2,828.1	3,618.8	2,970.0	(26.2)
Short-term borrowings	166.8	222.9	475.6	682.2	538.6	(25.2)
Long-term debt	702.2	834.8	1,164.2	1,483.0	1,109.5	(15.9)
Company-obligated mandatorily redeemable preferred securities	103.1	136.6	127.8	110.7	111.0	(24.5)

Total interest expense	2,068.7	2,679.6	4,595.7	5,894.7	4,729.1	(22.8)

Net interest income	7,189.3	6,814.3	6,350.7	5,990.4	5,781.5	5.5
Provision for credit losses	1,254.0	1,349.0	2,528.8	828.0	646.0	(7.0)

Net interest income after provision for credit losses	5,935.3	5,465.3	3,821.9	5,162.4	5,135.5	8.6
Noninterest Income
Credit and debit card revenue	560.7	517.0	465.9	431.0	*	8.5
Corporate payment products revenue	361.3	325.7	297.7	299.2	*	10.9
ATM processing services	165.9	160.6	153.0	141.9	*	3.3
Merchant processing services	561.4	567.3	308.9	120.0	*	(1.0)
Credit card and payment processing revenue	*	*	*	*	837.8	**
Trust and investment management fees	953.9	892.1	887.8	920.6	883.1	6.9
Deposit service charges	715.8	690.3	644.9	555.6	501.1	3.7
Treasury management fees	466.3	416.9	347.3	292.4	280.6	11.8
Commercial products revenue	400.5	479.2	437.4	350.0	260.7	(16.4)
Mortgage banking revenue	367.1	330.2	234.0	189.9	190.4	11.2
Investment products fees and commissions	144.9	132.7	130.8	66.4	91.1	9.2
Securities gains, net	244.8	299.9	329.1	8.1	13.2	(18.4)
Merger and restructuring-related gains	—	—	62.2	—	—	—
Other	370.4	398.8	370.4	591.9	457.1	(7.1)

Total noninterest income	5,313.0	5,210.7	4,669.4	3,967.0	3,515.1	2.0
Noninterest Expense
Compensation	2,176.8	2,167.5	2,036.6	1,993.9	2,086.7	.4
Employee benefits	328.4	317.5	285.5	303.7	332.0	3.4
Net occupancy and equipment	643.7	658.7	666.6	653.0	627.7	(2.3)
Professional services	143.4	129.7	116.4	102.2	90.1	10.6
Marketing and business development	180.3	171.4	178.0	188.0	181.8	5.2
Technology and communications	417.4	392.1	353.9	362.1	299.0	6.5
Postage, printing and supplies	245.6	243.2	241.9	241.6	244.4	1.0
Goodwill	—	—	236.7	219.9	164.0	—
Other intangibles	682.4	553.0	278.4	157.3	154.0	23.4
Merger and restructuring-related charges	46.2	321.2	1,044.8	327.9	524.5	(85.6)
Other	732.7	786.2	710.2	433.3	427.6	(6.8)

Total noninterest expense	5,596.9	5,740.5	6,149.0	4,982.9	5,131.8	(2.5)

Income from continuing operations before income taxes	5,651.4	4,935.5	2,342.3	4,146.5	3,518.8	14.5
Applicable income taxes	1,941.3	1,707.5	818.3	1,422.0	1,296.3	13.7

Income from continuing operations	3,710.1	3,228.0	1,524.0	2,724.5	2,222.5	14.9
Income (loss) from discontinued operations (after-tax)	22.5	(22.7)	(45.2)	27.6	17.9	**
Cumulative effect of accounting change (after-tax)	—	(37.2)	—	—	—	**

Net income	$3,732.6	$3,168.1	$1,478.8	$2,752.1	$2,240.4	17.8%

*	Information for 1999 was classified as credit card and payment processing revenue. The current classifications are not available.

**	Not meaningful

U.S. Bancorp  107

U.S. Bancorp
Quarterly Consolidated Financial Data

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in Millions, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income
Loans	$1,836.7	$1,821.0	$1,818.3	$1,796.0	$1,931.0	$1,936.8	$1,961.6	$1,913.6
Loans held for sale	59.6	51.8	59.5	31.3	39.2	36.6	37.3	57.5
Investment securities
Taxable	396.1	422.4	403.6	432.5	347.8	346.1	372.2	372.1
Non-taxable	8.9	7.5	6.7	6.3	13.2	11.7	10.9	10.3
Other interest income	29.9	25.1	23.2	21.6	16.7	29.6	21.8	27.9

Total interest income	2,331.2	2,327.8	2,311.3	2,287.7	2,347.9	2,360.8	2,403.8	2,381.4
Interest Expense
Deposits	306.6	288.5	256.4	245.1	395.5	375.8	370.3	343.7
Short-term borrowings	39.5	38.9	44.9	43.5	72.9	57.3	51.1	41.6
Long-term debt	184.3	184.0	167.9	166.0	189.9	214.5	225.1	205.3
Company-obligated mandatorily redeemable preferred securities	31.4	24.5	23.6	23.6	34.8	33.9	34.7	33.2

Total interest expense	561.8	535.9	492.8	478.2	693.1	681.5	681.2	623.8

Net interest income	1,769.4	1,791.9	1,818.5	1,809.5	1,654.8	1,679.3	1,722.6	1,757.6
Provision for credit losses	335.0	323.0	310.0	286.0	335.0	335.0	330.0	349.0

Net interest income after provision for credit losses	1,434.4	1,468.9	1,508.5	1,523.5	1,319.8	1,344.3	1,392.6	1,408.6
Noninterest Income
Credit and debit card revenue	127.4	142.3	137.6	153.4	109.3	131.2	132.8	143.7
Corporate payment products revenue	86.0	90.9	95.7	88.7	75.2	82.5	87.6	80.4
ATM processing services	42.4	41.9	41.3	40.3	36.3	39.7	42.9	41.7
Merchant processing services	127.3	141.8	146.3	146.0	133.6	144.4	147.3	142.0
Trust and investment management fees	228.6	238.9	239.8	246.6	222.7	232.9	222.9	213.6
Deposit service charges	163.2	179.0	187.0	186.6	150.3	167.1	186.5	186.4
Treasury management fees	112.0	111.8	126.2	116.3	104.2	104.3	105.8	102.6
Commercial products revenue	104.2	100.0	97.8	98.5	122.2	123.7	125.0	108.3
Mortgage banking revenue	95.4	90.3	89.5	91.9	52.0	78.0	111.8	88.4
Investment products fees and commissions	35.1	38.1	35.5	36.2	34.0	30.9	32.8	35.0
Securities gains (losses), net	140.7	213.1	(108.9)	(.1)	44.1	30.6	119.0	106.2
Other	103.8	84.8	89.6	92.2	76.9	87.2	97.3	137.4

Total noninterest income	1,366.1	1,472.9	1,177.4	1,296.6	1,160.8	1,252.5	1,411.7	1,385.7
Noninterest Expense
Compensation	546.0	547.6	543.8	539.4	532.4	537.2	552.8	545.1
Employee benefits	91.7	79.6	75.8	81.3	78.5	72.9	83.1	83.0
Net occupancy and equipment	161.3	159.5	161.3	161.6	162.6	163.8	164.6	167.7
Professional services	26.4	32.9	39.9	44.2	25.4	33.1	36.3	34.9
Marketing and business development	29.8	51.1	48.6	50.8	34.5	41.6	45.7	49.6
Technology and communications	104.9	104.1	102.1	106.3	95.6	95.8	99.6	101.1
Postage, printing and supplies	60.4	61.8	61.6	61.8	63.5	59.0	60.8	59.9
Other intangibles	235.1	312.3	10.8	124.2	80.2	104.7	211.4	156.7
Merger and restructuring-related charges	17.6	10.8	10.2	7.6	71.7	72.4	69.8	107.3
Other	181.4	186.9	199.2	165.2	182.3	210.5	212.1	181.3

Total noninterest expense	1,454.6	1,546.6	1,253.3	1,342.4	1,326.7	1,391.0	1,536.2	1,486.6

Income from continuing operations before income taxes	1,345.9	1,395.2	1,432.6	1,477.7	1,153.9	1,205.8	1,268.1	1,307.7
Applicable income taxes	461.8	480.2	491.9	507.4	400.1	418.2	440.1	449.1

Income from continuing operations	884.1	915.0	940.7	970.3	753.8	787.6	828.0	858.6
Income (loss) from discontinued operations (after-tax)	.7	4.9	10.2	6.7	9.8	4.8	1.6	(38.9)
Cumulative effect of accounting change (after-tax)	—	—	—	—	(37.2)	—	—	—

Net income	$884.8	$919.9	$950.9	$977.0	$726.4	$792.4	$829.6	$819.7

Earnings per share	$.46	$.48	$.49	$.51	$.38	$.41	$.43	$.43
Diluted earnings per share	$.46	$.48	$.49	$.50	$.38	$.41	$.43	$.43

108 U.S. Bancorp

U.S. Bancorp
Supplemental Financial Data

Earnings Per Share Summary	2003	2002	2001	2000	1999

Earnings per share from continuing operations	$1.93	$1.68	$ .79	$1.43	$1.16
Discontinued operations	.01	(.01)	(.02)	.01	.01
Cumulative effect of accounting change	—	(.02)	—	—	—

Earnings per share	$1.94	$1.65	$ .77	$1.44	$1.17

Diluted earnings per share from continuing operations	$1.92	$1.68	$ .79	$1.42	$1.15
Discontinued operations	.01	(.01)	(.03)	.01	.01
Cumulative effect of accounting change	—	(.02)	—	—	—

Diluted earnings per share	$1.93	$1.65	$ .76	$1.43	$1.16

Ratios

Return on average assets	1.99%	1.84%	.89%	1.74%	1.49%
Return on average equity	19.2	18.3	9.0	19.0	16.9
Average total equity to average assets	10.3	10.0	9.9	9.1	8.8
Dividends per share to net income per share	44.1	47.3	97.4	45.1	39.3

Other Statistics (Dollars and Shares in Millions)

Common shares outstanding (a)	1,922.9	1,917.0	1,951.7	1,902.1	1,928.5
Average common shares outstanding and common stock equivalents
Earnings per share	1,923.7	1,916.0	1,927.9	1,906.0	1,907.8
Diluted earnings per share	1,936.2	1,924.8	1,940.3	1,918.5	1,930.0
Number of shareholders (b)	74,341	74,805	76,395	46,052	45,966
Common dividends declared	$1,645	$1,488	$1,447	$1,267	$1,091

(a)	Defined as total common shares less common stock held in treasury at December 31.
(b)	Based on number of common stock shareholders of record at December 31.

Stock Price Range and Dividends

	2003				2002

	Sales Price				Sales Price

			Closing	Dividends			Closing	Dividends
	High	Low	Price	Declared	High	Low	Price	Declared

First quarter	$23.47	$18.56	$18.98	$.205	$23.07	$19.02	$22.57	$.195
Second quarter	24.99	18.96	24.50	.205	24.50	22.08	23.35	.195
Third quarter	25.82	22.93	23.99	.205	23.29	17.09	18.58	.195
Fourth quarter	30.00	24.04	29.78	.240	22.38	16.05	21.22	.195

The common stock of U.S. Bancorp is traded on the New York Stock Exchange, under the ticker symbol “USB.”

Reconciliation of Quarterly Consolidated Financial Data

	2003			2002

	First	Second	Third	First	Second	Third	Fourth
(Dollars in Millions and After-tax)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Income before cumulative effect of accounting change, as previously reported	$911.2	$953.6	$984.9	$793.2	$823.1	$860.3	$849.8
Less
Discontinued operations of Piper Jaffray Companies (a)	.7	4.9	10.2	9.8	4.8	1.6	(38.9)
Adoption of SFAS 123 for stock options (a)	26.4	33.7	34.0	29.6	30.7	30.7	30.1

Income from continuing operations	$884.1	$915.0	$940.7	$753.8	$787.6	$828.0	$858.6

(a)	The Company’s quarterly financial results previously filed on Form 10-Q with the Securities and Exchange Commission have been retroactively restated to give effect to the spin-off of Piper Jaffray Companies on December 31, 2003, and the adoption of the fair value method of accounting for stock-based compensation. The accounting change was adopted using the retroactive restatement method.

U.S. Bancorp  109

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields

Year Ended December 31	2003			2002

	Average		Yields	Average		Yields
(Dollars in Millions)	Balances	Interest	and Rates	Balances	Interest	and Rates

Assets
Taxable securities	$36,647	$1,654.6	4.51%	$27,892	$1,438.2	5.16%
Non-taxable securities	601	42.1	7.01	937	65.3	6.97
Loans held for sale	3,616	202.2	5.59	2,644	170.6	6.45
Loans (b)
Commercial	41,326	2,315.4	5.60	43,817	2,622.2	5.98
Commercial real estate	27,142	1,584.6	5.84	25,723	1,636.3	6.36
Residential mortgages	11,696	713.4	6.10	8,412	595.3	7.08
Retail	38,198	2,673.8	7.00	36,501	2,902.8	7.95

Total loans	118,362	7,287.2	6.16	114,453	7,756.6	6.78
Other earning assets	1,582	100.1	6.32	1,484	96.1	6.48

Total earning assets	160,808	9,286.2	5.77	147,410	9,526.8	6.46
Allowance for credit losses	(2,467)			(2,542)
Unrealized gain (loss) on available-for-sale securities	120			409
Other assets (c)	29,169			26,671

Total assets	$187,630			$171,948

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$31,715			$28,715
Interest-bearing deposits
Interest checking	19,104	84.3	.44	15,631	102.3	.65
Money market accounts	32,310	317.7	.98	25,237	312.8	1.24
Savings accounts	5,612	21.2	.38	4,928	25.1	.51
Time certificates of deposit less than $100,000	15,493	450.9	2.91	19,283	743.4	3.86
Time deposits greater than $100,000	12,319	222.5	1.81	11,330	301.7	2.66

Total interest-bearing deposits	84,838	1,096.6	1.29	76,409	1,485.3	1.94
Short-term borrowings	10,503	166.8	1.59	10,116	222.9	2.20
Long-term debt	30,965	702.2	2.27	29,268	834.8	2.85
Company-obligated mandatorily redeemable preferred securities	2,698	103.1	3.82	2,904	136.6	4.70

Total interest-bearing liabilities	129,004	2,068.7	1.60	118,697	2,679.6	2.26
Other liabilities (d)	7,518			7,263
Shareholders’ equity	19,393			17,273

Total liabilities and shareholders’ equity	$187,630			$171,948

Net interest income		$7,217.5			$6,847.2

Gross interest margin			4.17%			4.20%

Gross interest margin without taxable-equivalent increments			4.15			4.18

Percent of Earning Assets
Interest income			5.77%			6.46%
Interest expense			1.28			1.81

Net interest margin			4.49			4.65

Net interest margin without taxable-equivalent increments			4.47%			4.63%

(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,427 million, $1,733 million, $1,664 million, $1,970 million and $1,072 million of assets from discontinued operations in 2003, 2002, 2001, 2000 and 1999, respectively.
(d)	Includes approximately $1,034 million, $1,524 million, $1,776 million, $2,072 million and $1,199 million of liabilities from discontinued operations in 2003, 2002, 2001, 2000 and 1999, respectively.

110 U.S. Bancorp

and Rates (a)

2001			2000			1999			2003 v 2002

									% Change
Average		Yields	Average		Yields	Average		Yields	Average
Balances	Interest	and Rates	Balances	Interest	and Rates	Balances	Interest	and Rates	Balances

$20,129	$1,206.1	5.99%	$14,567	$1,008.3	6.92%	$16,301	$1,047.1	6.42%	31.4%
1,787	128.9	7.21	2,744	203.1	7.40	2,970	220.6	7.43	(35.9)
1,911	146.9	7.69	1,303	102.1	7.84	1,450	103.9	7.17	36.8
50,072	3,609.3	7.21	50,062	4,222.6	8.43	43,328	3,261.1	7.53	(5.7)
26,081	2,002.7	7.68	26,040	2,296.9	8.82	23,076	1,922.8	8.33	5.5
8,576	658.2	7.67	11,207	863.7	7.71	13,890	1,056.3	7.60	39.0
33,448	3,158.2	9.44	31,008	3,155.1	10.18	29,344	2,860.8	9.75	4.6

118,177	9,428.4	7.98	118,317	10,538.3	8.91	109,638	9,101.0	8.30	3.4
1,497	90.6	6.05	1,705	115.3	6.76	2,326	132.2	5.68	6.6

143,501	11,000.9	7.67	138,636	11,967.1	8.63	132,685	10,604.8	7.99	9.1
(1,979)			(1,781)			(1,709)			(3.0)
165			(247)			54			(70.7)
24,257			21,873			19,137			9.4

$165,944			$158,481			$150,167			9.1

$25,109			$23,820			$23,556			10.4
13,962	203.6	1.46	13,035	270.4	2.07	12,898	231.0	1.79	22.2
24,932	711.0	2.85	22,774	1,000.0	4.39	22,534	842.2	3.74	28.0
4,571	42.5	.93	5,027	74.0	1.47	5,961	111.9	1.88	13.9
23,328	1,241.4	5.32	25,861	1,458.3	5.64	26,296	1,322.6	5.03	(19.7)
13,054	629.6	4.82	12,909	816.1	6.32	8,675	462.3	5.33	8.7

79,847	2,828.1	3.54	79,606	3,618.8	4.55	76,364	2,970.0	3.89	11.0
11,679	475.6	4.07	11,008	682.1	6.20	10,883	538.6	4.95	3.8
24,133	1,164.2	4.82	21,916	1,483.1	6.77	19,873	1,109.5	5.58	5.8
1,955	127.8	6.54	1,400	110.7	7.91	1,400	111.0	7.93	(7.1)

117,614	4,595.7	3.91	113,930	5,894.7	5.17	108,520	4,729.1	4.36	8.7
6,795			6,232			4,818			3.5
16,426			14,499			13,273			12.3

$165,944			$158,481			$150,167			9.1%

	$6,405.2			$6,072.4			$5,875.7

		3.76%			3.46%			3.63%

		3.72			3.40			3.56

		7.67%			8.63%			7.99%
		3.21			4.25			3.56

		4.46			4.38			4.43

		4.43%			4.32%			4.36%

U.S. Bancorp  111

Annual Report on Form 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

Commission File Number 1-6880

U.S. Bancorp
Incorporated in the State of Delaware
IRS Employer Identification #41-0255900
Address: 800 Nicollet Mall
Minneapolis, Minnesota 55402-7014
Telephone: (651) 466-3000

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
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrant’s knowledge, in the registrant’s definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     As of January 31, 2004, U.S. Bancorp had 1,927,407,105 shares of common stock outstanding and 74,249 registered holders of its common stock. The aggregate market value of common stock held by non-affiliates as of June 30, 2003, was approximately $47.1 billion.
     This report incorporates into a single document the requirements of the Securities and Exchange Commission with respect to annual reports on Form 10-K and annual reports to shareholders. Only those sections of this report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements” are incorporated in the Form 10-K.
     The registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Index		Page

Part I
Item 1	Business
	General Business Description	20-21, 113-114
	Line of Business Financial Performance	54-59
	Website Access to SEC Reports	115
Item 2	Properties	114
Item 3	Legal Proceedings	none
Item 4	Submission of Matters to a Vote of Security Holders	none

Part II
Item 5	Market Price and Dividends for the Registrant’s Common Equity and Related Stockholder Matters	3, 51-52, 64, 87-89, 94-95, 109, 112
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-61
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	44-51
Item 8	Financial Statements and Supplementary Data	62-111
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	115
Item 9A	Disclosure Controls and Procedures	61
Part III
Item 10	Directors and Executive Officers of the Registrant	5, 122-123*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114-115*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

Part IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	115-117
Signatures		118
Certifications		119-121

*	U.S. Bancorp’s definitive proxy statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled “Report of the Compensation Committee” and “Stock Performance Chart.”

112 U.S. Bancorp

General Business Description U.S. Bancorp is a multi-state financial services holding company headquartered in Minneapolis, Minnesota. U.S. Bancorp was incorporated in Delaware in 1929 and operates as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956. U.S. Bancorp provides a full range of financial services, including lending and depository services, cash management, foreign exchange and trust and investment management services. It also engages in credit card services, merchant and automated teller machine (“ATM”) processing, mortgage banking, insurance, brokerage, leasing and investment banking.

     U.S. Bancorp’s banking subsidiaries are engaged in the general banking business, principally in domestic markets. The subsidiaries range in size from $26 million to $128 billion in deposits and provide a wide range of products and services to individuals, businesses, institutional organizations, governmental entities and other financial institutions. Commercial and consumer lending services are principally offered to customers within the Company’s domestic markets, to domestic customers with foreign operations and within certain niche national venues. Lending services include traditional credit products as well as credit card services, financing and import/export trade, asset-backed lending, agricultural finance and other products. Leasing products are offered through bank leasing subsidiaries. Depository services include checking accounts, savings accounts and time certificate contracts. Ancillary services such as foreign exchange, treasury management and receivable lock-box collection are provided to corporate customers. U.S. Bancorp’s bank and trust subsidiaries provide a full range of asset management and fiduciary services for individuals, estates, foundations, business corporations and charitable organizations.
     U.S. Bancorp’s non-banking subsidiaries primarily offer investment and insurance products to the Company’s customers principally within its markets and mutual fund processing services to a broad range of mutual funds.
     Banking and investment services are provided through a network of 2,343 banking offices principally operating in 24 states in the Midwest and West. The Company operates a network of 4,425 branded ATMs and provides 24-hour, seven day a week telephone customer service. Mortgage banking services are provided through banking offices and loan production offices throughout the Company’s markets. Consumer lending products may be originated through banking offices, indirect correspondents, brokers or other lending sources, and a consumer finance division. The Company is also one of the largest providers of Visa® corporate and purchasing card services and corporate trust services in the United States. A wholly-owned subsidiary, NOVA Information Systems, Inc., provides merchant processing services directly to merchants and through a network of banking affiliations.
     On a full-time equivalent basis, employment during 2003 averaged a total of 51,377 employees.

Competition. The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies.

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

Supervision and Regulation As a registered bank holding company and financial holding company under the Bank Holding Company Act, U.S. Bancorp is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System.

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
     Under the Bank Holding Company Act, U.S. Bancorp may acquire banks throughout the United States, subject only to state or federal deposit caps and state minimum age requirements.
     National banks are subject to the supervision of, and are examined by, the Comptroller of the Currency. All subsidiary banks of the Company are members of the Federal Deposit Insurance Corporation and are subject to

U.S. Bancorp  113

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

Properties U.S. Bancorp and its significant subsidiaries occupy headquarter offices under a long-term lease in Minneapolis, Minnesota. The Company also leases eight freestanding operations centers in St. Paul, Portland, Milwaukee and Denver. The Company owns six principal operations centers in Cincinnati, St. Louis, Fargo, Milwaukee and St. Paul. At December 31, 2003, the Company’s subsidiaries owned and operated a total of 1,449 facilities and leased an additional 1,361 facilities, all of which are well maintained. The Company believes its current facilities are adequate to meet its needs. Additional information with respect to premises and equipment is presented in Notes 10 and 23 of the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information The following table summarizes information regarding equity compensation plans in effect as of December 31, 2003.

			Number of securities remaining
	Number of securities to be issued	Weighted-average exercise	available for future issuance under
	upon exercise of outstanding options,	price of outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in the first column) (a)

Equity compensation plans approved by security holders (b)	91,603,009	$20.63	41,825,251
Equity compensation plans not approved by security holders (c)	12,259,923	$22.45	—

Total	103,862,932	$20.72	41,825,251

(a)	No shares are available for the granting of future awards under the U.S. Bancorp 1998 Executive Stock Incentive Plan or the U.S. Bancorp 1991 Executive Stock Incentive plan. The 41,825,251 shares available under the U.S. Bancorp 2001 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards, except that only 8,772,531 of these shares are available for future grants of awards other than stock options or stock appreciation rights.
(b)	Includes shares underlying stock options and restricted stock units (convertible into shares of the Company’s common stock on a one-for-one basis) under the U.S. Bancorp 2001 Stock Incentive Plan, the U.S. Bancorp 1998 Executive Stock Incentive Plan and the U.S. Bancorp 1991 Executive Stock Incentive Plan. Excludes 62,277,981 shares underlying outstanding stock options and warrants assumed by U.S. Bancorp in connection with acquisitions by U.S. Bancorp. Of the excluded shares, 54,776,567 underlie stock options granted under equity compensation plans of the former U.S. Bancorp that were approved by the shareholders of the former U.S. Bancorp.
(c)	All of the identified shares underlie stock options granted to a broad-based employee population pursuant to the U.S. Bancorp 2001 Employee Stock Incentive plan, the Firstar Corporation 1999 Employee Stock Incentive Plan, the Firstar Corporation 1998 Employee Stock Incentive Plan and the Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees.

     Under the U.S. Bancorp 2001 Employee Stock Incentive Plan (“2001 Plan”), 11,678,800 shares are authorized for issuance pursuant to the grant of nonqualified stock options to any full-time or part-time employee actively employed by U.S. Bancorp on the grant date, other than individuals eligible to participate in any of the Company’s executive stock incentive plans or in U.S. Bancorp Piper Jaffray Inc.’s annual option plan. As of December 31, 2003, options to purchase an aggregate of 6,238,529 shares were outstanding under the plan. All options under the plan were granted on February 27, 2001.

     As of December 31, 2003, options to purchase an aggregate of 2,331,475 shares of the Company’s common stock were outstanding under the Firstar Corporation 1999 Employee Stock Incentive Plan (“1999 Plan”). Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.
     As of December 31, 2003, options to purchase an aggregate of 3,278,230 shares of the Company’s common stock were outstanding under the Firstar Corporation 1998 Employee Stock Incentive Plan (“1998 Plan”). Under this plan, stock options were granted to each full-time or part-time employee actively employed by Firstar Corporation on the grant date, other than managers who participated in an executive stock incentive plan.
     As of December 31, 2003, options to purchase an aggregate of 411,689 shares of the Company’s common stock were outstanding under the Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees (“1996 Plan”). Under the plan, stock options were granted to each employee of Star Banc Corporation, a predecessor company, other than managers who participated in an executive stock incentive plan.
     No further options will be granted under any of these plans. Under all of the plans, the exercise price of the options equals the fair market value of the underlying common stock on the grant date. All options granted under the plan have a term of 10 years from the grant date and become exercisable over a period of time set forth in the plan or determined by the committee administering the plan. Options granted under the plan are nontransferable and, during the optionee’s lifetime, are exercisable only by the optionee.

114 U.S. Bancorp

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
     If the outstanding shares of common stock of U.S. Bancorp are changed into or exchanged for a different number or kind of shares of stock or other securities as a result of a reorganization, recapitalization, stock dividend, stock split, combination of shares, reclassification, merger, consolidation or similar event, the number of shares underlying outstanding options also may be adjusted. The number of shares underlying the options shown in the table have been adjusted to maintain the economic value of the options following the special dividend paid to effect the spin-off of our Piper Jaffray subsidiary. The plans may be terminated, amended or modified by the Board of Directors at any time.

Change in Certifying Accountants In response to the Sarbanes-Oxley Act of 2002, the Audit Committee determined on November 8, 2002, to segregate the internal and external auditing functions performed for U.S. Bancorp by PricewaterhouseCoopers LLP and appointed Ernst & Young LLP to become the Company’s external auditors following the filing of the Company’s 2002 Annual Report on Form 10-K during the first quarter of 2003.

     No report of PricewaterhouseCoopers LLP on the financial statements of U.S. Bancorp for the years ended December 31, 2002 and 2001 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the two years ended December 31, 2002 and 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. U.S. Bancorp believes that during the two years ended December 31, 2002 and 2001, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.
     During the two years ended December 31, 2002 and 2001, the Company did not consult with Ernst & Young LLP on any items regarding the application of accounting principles, the type of audit opinion that might be rendered on the Company’s financial statements, or the subject matter of a disagreement or reportable event (as described in Regulation S-K Item 304(a)(2)).
     U.S. Bancorp reported the change in accountants on a Form 8-K filed on November 14, 2002. The Form 8-K contained a letter from PricewaterhouseCoopers LLP, addressed to the Securities and Exchange Commission, stating that it agreed with the statements concerning PricewaterhouseCoopers LLP in such Form 8-K.

Website Access to SEC Reports U.S. Bancorp’s internet website can be found at usbank.com. U.S. Bancorp makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as well as all other reports filed by U.S. Bancorp with the SEC, as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.

Governance Documents Our Corporate Governance Guidelines, Code of Ethics and Business Conduct and Board of Directors committee charters are available free of charge on our web site at usbank.com, by clicking on “About U.S. Bancorp,” then “Investor/ Shareholder Information.” Shareholders may request a free printed copy of any of these documents from our investor relations department by contacting them at Corporaterelations@usbank.com or calling (612) 303-0799.

Exhibits

Financial Statements Filed	Page

U.S. Bancorp and Subsidiaries Consolidated Financial Statements	62-65
Notes to Consolidated Financial Statements	66-104
Reports of Independent Auditors and Accountants	105

     Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

     During the three months ended December 31, 2003, and through the date of this report, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K dated October 21, 2003, relating to third quarter 2003 earnings;

•	Form 8-K dated October 23, 2003, relating to the announcement by the former U.S. Bancorp Piper Jaffray of the composition of its Board of Directors;

U.S. Bancorp  115

•	Form 8-K dated December 15, 2003, announcing the declaration of the special dividend paid in order to effect the spin-off of Piper Jaffray Companies;

•	Form 8-K dated December 19, 2003, announcing the effectiveness of the Form 10 registration statement of Piper Jaffray Companies;

•	Form 8-K dated December 31, 2003, announcing the completion of the spin-off of Piper Jaffray Companies;

•	Form 8-K dated January 9, 2004, announcing the Company’s adoption of the “fair value” method of accounting for stock-based compensation; and

•	Form 8-K dated January 20, 2004, relating to fourth quarter 2003 earnings.

     The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

(1)3.1	Restated Certificate of Incorporation, as amended. Filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2000.
(1)3.2	Restated bylaws, as amended. Filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2001.

4.1	[Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. U.S. Bancorp agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.]

(1) 4.2	Warrant Agreement, dated as of October 2, 1995, between U.S. Bancorp and First Chicago Trust Company of New York, as Warrant Agent and Form of Warrant. Filed as Exhibits 4.18 and 4.19 to Registration Statement on Form S-3, File No. 33-61667.

(1) 4.3	Amended and Restated Rights Agreement, dated as of December 31, 2002, between U.S. Bancorp and Mellon Investor Services LLC. Filed as Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 001-06880) on December 31, 2002.

(1)(2) 10.1	U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.2	Amendment No. 1 to U.S. Bancorp 2001 Stock Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.3	U.S. Bancorp 1998 Executive Stock Incentive Plan. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.4	Summary of U.S. Bancorp 1991 Executive Stock Incentive Plan. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.5	U.S. Bancorp 2001 Employee Stock Incentive Plan. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.6	Firstar Corporation 1999 Employee Stock Incentive Plan. Filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.7	Firstar Corporation 1998 Employee Stock Incentive Plan. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.8	Star Banc Corporation 1996 Starshare Stock Incentive Plan for Employees. Filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2002.

(1)(2) 10.9	U.S. Bancorp Executive Incentive Plan. Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.10	U.S. Bancorp Executive Deferral Plan, as amended. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

(1)(2) 10.11	Summary of Nonqualified Supplemental Executive Retirement Plan, as amended, of the former U.S. Bancorp. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.12	1991 Performance and Equity Incentive Plan of the former U.S. Bancorp. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1997.

(1)(2) 10.13	Form of Director Indemnification Agreement entered into with former directors of the former U.S. Bancorp. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997.

(1)(2) 10.14	U.S. Bancorp Independent Director Retirement and Death Benefit Plan, as amended. Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1999.

(1)(2) 10.15	U.S. Bancorp Deferred Compensation Plan for Directors, as amended. Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1999.

(1)(2) 10.16	U.S. Bancorp Non Qualified Executive Retirement Plan. Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2002.

(2) 10.17	Amendments No. 1, 2 and 3 to U.S. Bancorp Non-Qualified Executive Retirement Plan.

116 U.S. Bancorp

(2) 10.18	U.S. Bancorp Executive Employees Deferred Compensation Plan.

(2) 10.19	U.S. Bancorp Outside Directors Deferred Compensation Plan.

(1)(2) 10.20	Form of Change in Control Agreement, effective November 16, 2001, between U.S. Bancorp and certain executive officers of U.S. Bancorp. Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.21	Employment Agreement with Jerry A. Grundhofer. Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2001.

(1)(2) 10.22	Employment Agreement with Edward Grzedzinski. Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2002.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference to the prior filing.
(2)	Management contracts or compensatory plans or arrangements.

U.S. Bancorp  117

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2004, on its behalf by the undersigned, thereunto duly authorized.

U.S. Bancorp

By: Jerry A. Grundhofer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

Jerry A. Grundhofer
Chairman, President and Chief Executive Officer
(principal executive officer)

David M. Moffett
Vice Chairman and Chief Financial Officer
(principal financial officer)

Terrance R. Dolan
Executive Vice President and Controller
(principal accounting officer)

Linda L. Ahlers
Director

Victoria Buyniski Gluckman
Director

Arthur D. Collins, Jr.
Director

Peter H. Coors
Director

John C. Dannemiller
Director

John F. Grundhofer
Director

Delbert W. Johnson
Director

Joel W. Johnson
Director

Jerry W. Levin
Director

David B. O’Maley
Director

O’dell M. Owens, M.D., M.P.H.
Director

Thomas E. Petry
Director

Richard G. Reiten
Director

Craig D. Schnuck
Director

Warren R. Staley
Director

Patrick T. Stokes
Director

John J. Stollenwerk
Director

118 U.S. Bancorp

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Jerry A. Grundhofer, Chief Executive Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this annual report on Form 10-K of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

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

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chairman, President and Chief Executive Officer

Dated: February 27, 2004

U.S. Bancorp  119

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, David M. Moffett, Chief Financial Officer of U.S. Bancorp, a Delaware corporation, certify that:

(1)	I have reviewed this annual report on Form 10-K of U.S. Bancorp;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

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

Dated: February 27, 2004

120 U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     Pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JERRY A. GRUNDHOFER	/s/ DAVID M. MOFFETT

Jerry A. Grundhofer Chief Executive Officer	David M. Moffett Chief Financial Officer

Dated: February 27, 2004

U.S. Bancorp  121

Executive Officers
Jerry A. Grundhofer
Mr. Grundhofer is Chairman, President and Chief Executive Officer of U.S. Bancorp. Mr. Grundhofer, 59, has served as President and Chief Executive Officer of U.S. Bancorp and Chairman, President and Chief Executive Officer of U.S. Bank National Association since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Mr. Grundhofer assumed the additional title of Chairman of U.S. Bancorp on December 30, 2002. Prior to the merger, Mr. Grundhofer was President and Chief Executive Officer of Firstar Corporation, having served as Chairman, President and Chief Executive Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Jennie P. Carlson

Ms. Carlson is Executive Vice President of U.S. Bancorp. Ms. Carlson, 43, has served as Executive Vice President, Human Resources since January 2002. Until that time, she served as Executive Vice President, Deputy General Counsel and Corporate Secretary of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1995 until the merger, she was General Counsel and Secretary of Firstar Corporation and Star Banc Corporation, a predecessor company, as well as Senior Vice President from 1994 to 1999 and Executive Vice President from 1999 to 2001.

Andrew Cecere

Mr. Cecere is Vice Chairman of U.S. Bancorp. Mr. Cecere, 43, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. He assumed responsibility for Private Client and Trust Services in February 2001 and U.S. Bancorp Asset Management in November 2001. Previously, he had served as Chief Financial Officer of U.S. Bancorp from May 2000 through February 2001. Additionally, he served as Vice Chairman of U.S. Bank with responsibility for Commercial Services from 1999 to 2001, having been a Senior Vice President of Finance since 1992.

William L. Chenevich

Mr. Chenevich is Vice Chairman of U.S. Bancorp. Mr. Chenevich, 60, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Technology and Operations Services. Previously, he served as Vice Chairman of Technology and Operations Services of Firstar Corporation from 1999 to 2001. Prior to joining Firstar he was Group Executive Vice President at Visa International from 1994 to 1999.

Richard K. Davis

Mr. Davis is Vice Chairman of U.S. Bancorp. Mr. Davis, 46, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Consumer Banking, including Retail Payment Solutions (card services). Mr. Davis assumed additional responsibility for Commercial Banking in 2003. Previously, he had been Vice Chairman of Consumer Banking of Firstar Corporation from 1998 until 2001 and Executive Vice President, Consumer Banking of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

Michael J. Doyle

Mr. Doyle is Executive Vice President and Chief Credit Officer of U.S. Bancorp. Mr. Doyle, 47, has served in these positions since January 2003. Until that time, he served as Executive Vice President and Senior Credit Officer of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001. From 1999 until the merger, he was Executive Vice President and Chief Approval Officer of Firstar Corporation, and had served as Senior Vice President of Firstar Corporation and Star Banc Corporation, a predecessor company, since 1994.

Edward Grzedzinski

Mr. Grzedzinski is Vice Chairman of U.S. Bancorp. Mr. Grzedzinski, 48, has served as Vice Chairman of U.S. Bancorp since July 2001. He is Chief Executive Officer of NOVA Information Systems, Inc., which he co-founded in 1991 and which became a wholly-owned subsidiary of U.S. Bancorp in connection with the acquisition of NOVA Corporation in July 2001. Mr. Grzedzinski assumed additional responsibility for Transaction Services in 2003. Mr. Grzedzinski served as Chairman of NOVA Corporation from 1995 until July 2001.

Joseph E. Hasten

Mr. Hasten is Vice Chairman of U.S. Bancorp. Mr. Hasten, 52, has served as Vice Chairman of U.S. Bancorp since the merger of Firstar Corporation and U.S. Bancorp in February 2001, when he assumed responsibility for Corporate Banking. Mr. Hasten assumed additional responsibility for Corporate Payment Systems in 2003. Previously, he had been Vice Chairman of Wholesale Banking of Firstar Corporation, after joining Mercantile Bancorporation, a predecessor company, as President of its St. Louis bank and of Corporate Banking in 1995.

Lee R. Mitau

Mr. Mitau is Executive Vice President and General Counsel of U.S. Bancorp. Mr. Mitau, 55, has served in these positions since 1995. Mr. Mitau also serves as Corporate Secretary. Prior to 1995 he was a partner at the law firm of Dorsey & Whitney LLP.

David M. Moffett

Mr. Moffett is Vice Chairman and Chief Financial Officer of U.S. Bancorp. Mr. Moffett, 52, has served in these positions since the merger of Firstar Corporation and U.S. Bancorp in February 2001. Prior to the merger, he was Vice Chairman and Chief Financial Officer of Firstar Corporation, and had served as Chief Financial Officer of Star Banc Corporation from 1993 until its merger with Firstar Corporation in 1998.

122 U.S. Bancorp

Directors

Jerry A. Grundhofer1,6
Chairman, President and
Chief Executive Officer
U.S. Bancorp

Linda L. Ahlers1,2,3
President
Marshall Field’s
Minneapolis, Minnesota

Victoria Buyniski Gluckman3,4
Chairman, President and Chief Executive Officer
United Medical Resources, Inc.
Cincinnati, Ohio

Arthur D. Collins, Jr.1,5,6
Chairman and Chief Executive Officer
Medtronic, Inc.
Minneapolis, Minnesota

Peter H. Coors2,4
Chairman
Coors Brewing Company
Golden, Colorado

John C. Dannemiller4,5
Retired Chairman
Applied Industrial Technologies
Cleveland, Ohio

John F. Grundhofer1,6
Chairman Emeritus
U.S. Bancorp

Delbert W. Johnson1,3,6
Vice President
Safeguard Scientifics, Inc.
Wayne, Pennsylvania

Joel W. Johnson4,5
Chairman, President and
Chief Executive Officer
Hormel Foods Corporation
Austin, Minnesota

Jerry W. Levin5,6
Chairman and Chief Executive Officer
American Household, Inc.
Boca Raton, Florida

David B. O’Maley1,2,5
Chairman, President and
Chief Executive Officer
Ohio National Financial Services, Inc.
Cincinnati, Ohio

O’dell M. Owens, M.D., M.P.H.4,6
Healthcare Consultant
Cincinnati, Ohio

Thomas E. Petry1,2,3
Retired Chairman and
Chief Executive Officer
Eagle-Picher Industries, Inc.
Cincinnati, Ohio

Richard G. Reiten1,3,6
Chairman
Northwest Natural Gas Company
Portland, Oregon

Craig D. Schnuck3,4
Chairman and Chief Executive Officer
Schnuck Markets, Inc.
St. Louis, Missouri

Warren R. Staley1,3,6
Chairman and Chief Executive Officer
Cargill, Incorporated
Minneapolis, Minnesota

Patrick T. Stokes1,2,5
President and Chief Executive Officer
Anheuser-Busch Companies, Inc.
St. Louis, Missouri

John J. Stollenwerk2,3
President and Chief Executive Officer
Allen-Edmonds Shoe Corporation
Port Washington, Wisconsin

1.	Executive Committee
2.	Compensation Committee
3.	Audit Committee
4.	Community Outreach and Fair Lending Committee
5.	Governance Committee
6.	Credit and Finance Committee

U.S. Bancorp  123

c o r p o r a t e   i n f o r m a t i o n

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

Mellon Investor Services
P.O. Box 3315
South Hackensack, NJ 07606-1915
Phone: 888-778-1311 or 201-329-8660
Internet: melloninvestor.com

For Registered or Certified Mail:
Mellon Investor Services
85 Challenger Road
Ridgefield Park, NJ 07660-2104

Telephone representatives are available weekdays from 8:00 a.m. to 6:00 p.m. Central Time, and automated support is available 24 hours a day, 7 days a week. Specific information about your account is available on Mellon’s Internet site by clicking on the Investor ServiceDirect® link.

Independent Auditors
Ernst & Young LLP serves as the independent auditors for U.S. Bancorp’s financial statements.

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

Investor Relations Contacts
Howell D. McCullough	Judith T. Murphy
Senior Vice President,	Vice President,
Investor Relations	Investor Relations
howell.mccullough@usbank.com	judith.murphy@usbank.com
Phone: 612-303-0786	Phone: 612-303-0783
or 866-775-9668
Financial Information
U.S. Bancorp news and financial results are available through our web site and by mail.

Web site. For information about U.S. Bancorp, including news, financial results, annual reports and other documents filed with the Securities and Exchange Commission, access our home page on the Internet site at usbank.com and click on Investor/Shareholder Information.

Mail. At your request, we will mail to you our quarterly earnings, news releases, quarterly financial data reported on Form 10-Q and additional copies of our annual reports.

Please contact:

U.S. Bancorp Investor Relations
800 Nicollet Mall
Minneapolis, MN 55402
corporaterelations@usbank.com
Phone: 612-303-0799 or 866-775-9668

Media Requests

Steven W. Dale
Senior Vice President, Media Relations
steve.dale@usbank.com
Phone: 612-303-0784

Privacy
U.S. Bancorp is committed to respecting the privacy of our customers and safeguarding the financial and personal information provided to us. To learn more about the U.S. Bancorp commitment to protecting privacy, visit usbank.com and click on Privacy Pledge.

Code of Ethics
U.S. Bancorp places the highest importance on honesty and integrity. Each year, every U.S. Bancorp employee certifies compliance with the letter and spirit of our Code of Ethics and Business Conduct, the guiding ethical standards of our organization. For details about our Code of Ethics and Business Conduct, visit usbank.com and click on Ethics at U.S. Bank.

Diversity
U.S. Bancorp and our subsidiaries are committed to developing and maintaining a workplace that reflects the diversity of the communities we serve. We support a work environment where individual differences are valued and respected and where each individual who shares the fundamental values of the company has an opportunity to contribute and grow based on individual merit.

Equal Employment Opportunity/
Affirmative Action
U.S. Bancorp and our subsidiaries are committed to providing Equal Employment Opportunity to all employees and applicants for employment. In keeping with this commitment, employment decisions are made based upon performance, skill and abilities, not race, color, religion, national origin or ancestry, gender, age, disability, veteran status, sexual orientation or any other factors protected by law. The corporation complies with municipal, state and federal fair employment laws, including regulations applying to federal contractors.

U.S. Bancorp, including each of our subsidiaries, is an Equal Opportunity Employer committed to creating a diverse workforce.

U.S. Bancorp
800 Nicollet Mall
Minneapolis, MN 55402

usbank.com