Form 10-Q
period 2004-03-31
US BANCORP \DE\
filed 2004-05-10
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

651-466-3000

(Registrant’s telephone number, including area code)

(not applicable)

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X   NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of April 30, 2004 1,895,339,832 shares

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1)	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
	a)	Overview	3
	b)	Statement of Income Analysis	4
	c)	Balance Sheet Analysis	7
	d)	Accounting Changes	29
	e)	Critical Accounting Policies	29
	f)	Controls and Procedures (Item 4)	31
2)	Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
	a)	Overview	9
	b)	Credit Risk Management	10
	c)	Residual Risk Management	16
	d)	Operational Risk Management	16
	e)	Interest Rate Risk Management	17
	f)	Market Risk Management	20
	g)	Liquidity Risk Management	20
	h)	Capital Management	22
3)	Line of Business Financial Review		23
4)	Financial Statements (Item 1)		32
Part II — Other Information
1)	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Item 2)		48
2)	Submission of Matters to a Vote of Security Holders (Item 4)		48
3)	Exhibits and Reports on Form 8-K (Item 6)		48
4)	Signature		49
5)	Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges		50
6)	Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934		51
7)	Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934		52
8)	Exhibit 32 — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		53

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended
	March 31,

			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,779.0	$1,776.7	.1%
Noninterest income	1,318.3	1,225.4	7.6
Securities gains, net	—	140.7	*

Total net revenue	3,097.3	3,142.8	(1.4)
Noninterest expense	1,454.9	1,454.6	—
Provision for credit losses	235.0	335.0	(29.9)

Income from continuing operations before taxes	1,407.4	1,353.2	4.0
Taxable-equivalent adjustment	7.2	7.3	(1.4)
Applicable income taxes	391.8	461.8	(15.2)

Income from continuing operations	1,008.4	884.1	14.1
Discontinued operations (after-tax)	—	.7	*

Net income	$1,008.4	$884.8	14.0

Per Common Share
Earnings per share from continuing operations	$.53	$.46	15.2%
Diluted earnings per share from continuing operations	.52	.46	13.0
Earnings per share	.53	.46	15.2
Diluted earnings per share	.52	.46	13.0
Dividends declared per share	.240	.205	17.1
Book value per share	10.23	9.83	4.1
Market value per share	27.65	18.98	45.7
Average shares outstanding	1,915.4	1,919.0	(.2)
Average diluted shares outstanding	1,941.1	1,925.6	.8

Financial Ratios
Return on average assets	2.14%	1.95%
Return on average equity	20.7	19.1
Net interest margin (taxable-equivalent basis)	4.29	4.59
Efficiency ratio (b)	47.0	48.5

Average Balances
Loans	$118,810	$116,311	2.1%
Loans held for sale	1,445	4,041	(64.2)
Investment securities	44,744	34,220	30.8
Earning assets	166,359	156,126	6.6
Assets	189,663	183,677	3.3
Noninterest-bearing deposits	29,025	32,824	(11.6)
Deposits	116,019	115,815	.2
Short-term borrowings	13,419	9,209	45.7
Long-term debt and junior subordinated debentures	34,553	32,469	6.4
Total shareholders’ equity	19,584	18,808	4.1

	March 31, 2004	December 31, 2003

Period End Balances
Loans	$119,883	$118,235	1.4%
Allowance for credit losses	2,370	2,369	—
Investment securities	45,405	43,334	4.8
Assets	192,093	189,286	1.5
Deposits	118,964	119,052	(.1)
Long-term debt and junior subordinated debentures	33,568	33,816	(.7)
Total shareholders’ equity	19,452	19,242	1.1
Regulatory capital ratios
Tangible common equity	6.4%	6.5%
Tier 1 capital	8.9	9.1
Total risk-based capital	13.3	13.6
Leverage	8.0	8.0

*	Not meaningful.
(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,008.4 million for the first quarter of 2004, or $.52 per diluted share, compared with $884.8 million, or $.46 per diluted share, for the first quarter of 2003. Return on average assets and return on average equity were 2.14 percent and 20.7 percent, respectively, for the first quarter of 2004, compared with returns of 1.95 percent and 19.1 percent, respectively, for the first quarter of 2003. The Company’s results for the first quarter of 2004 improved over the first quarter of 2003, primarily due to growth in fee-based products and services, as well as controlled operating expenses and lower credit costs. Operating expenses reflected a reduction in pre-tax merger and restructuring-related items of $17.6 million ($11.5 million on an after-tax basis), compared with the first quarter of 2003. The $17.6 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion of integration activities associated with the acquisition of NOVA Corporation (“NOVA”) and other smaller acquisitions. Included in the current quarter was a $90.0 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999. The first quarter of 2004 also included the recognition of $109.3 million ($71.7 million on an after-tax basis) of mortgage servicing rights (“MSR”) impairment, driven by declining interest rates and related prepayments, and a $35.4 million expense ($23.2 million on an after-tax basis) associated with the prepayment of a portion of the Company’s long-term debt. The Company recognized no securities gains in the quarter to offset MSR impairment.

     Total net revenue, on a taxable-equivalent basis, was $3,097.3 million for the first quarter of 2004, compared with $3,142.8 million for the first quarter of 2003, a decrease of $45.5 million (1.4 percent) from a year ago. The decline primarily reflected a reduction in net securities gains of $140.7 million realized in 2003. Otherwise, favorable year-over-year growth occurred in the majority of fee-based products and services categories. Net interest income for the first quarter of 2004 was essentially flat, compared with the first quarter of 2003. The 1.4 percent decline in net revenue was primarily the result of a 3.5 percent decline in noninterest income, driven by a reduction in net gains on the sale of securities, partially offset by increases in payment services revenue, deposit service charges, trust and investment management fees and merchant processing services. In the first quarter of 2004, average earning assets increased $10.2 billion (6.6 percent), compared with the same period in 2003, primarily due to increases in investment securities, residential mortgages and retail loans, partially offset by a decline in commercial loans and loans held for sale. The net interest margin for the first quarter of 2004 was 4.29 percent, compared with 4.59 percent in the first quarter of 2003. The decline in the net interest margin primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, a change in loan mix and a decline in the margin benefit from net free funds due to lower average interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar Funding Group, Inc. (“Stellar”), a commercial loan conduit, onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total noninterest expense of $1,454.9 million was essentially flat in the first quarter of 2004, compared with $1,454.6 million in the first quarter of 2003, primarily reflecting a reduction in merger and restructuring-related charges of $17.6 million, an $11.6 million favorable variance in the recognition of MSR impairment and cost savings from completed integration activities. These positive variances were partially offset by increases in expenses related to employee benefits, professional services, marketing and business development and other expense, the latter of which included a $35.4 million charge related to debt prepayment. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 47.0 percent for the first quarter of 2004, compared with 48.5 percent for the first quarter of 2003.
     The provision for credit losses was $235.0 million for the first quarter of 2004 and $335.0 million for the first quarter of 2003, a year-over-year decrease of $100.0 million (29.9 percent). Net charge-offs in the first quarter of 2004 were $233.9 million, compared with net charge-offs of $333.8 million during the first quarter of 2003. The decline in the provision from a year ago primarily reflected lower nonperforming assets and commercial and retail losses, the result of an improving credit risk profile and collection efforts. Refer to the “Corporate Risk Profile” section for further information

U.S. Bancorp	3

on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     On December 31, 2003, the Company completed the spin-off of Piper Jaffray Companies (“Piper Jaffray”). In connection with the spin-off, accounting rules require that the Company’s financial statements be restated for all prior periods. Accordingly, historical financial results related to Piper Jaffray have been segregated and accounted for in the Company’s financial statements as discontinued operations. Net income for the first quarter of 2003 included after-tax income from the discontinued operations of Piper Jaffray of $.7 million, which had an immaterial impact on diluted earnings per share. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

STATEMENT OF INCOME ANALYSIS

Net Interest Income First quarter of 2004 net interest income, on a taxable-equivalent basis, of $1,779.0 million was essentially flat, compared with $1,776.7 million in the first quarter of 2003. Average earning assets in the first quarter of 2004 increased $10.2 billion (6.6 percent) over the first quarter of 2003. The increase in average earning assets in the first quarter of 2004, compared with the first quarter of 2003, was primarily driven by increases in investment securities, residential mortgages and retail loans, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for the first quarter of 2004 was 4.29 percent, compared with 4.59 percent for the first quarter of 2003. The year-over-year decline in the net interest margin for the first quarter of 2004 primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, changes in loan mix, lower fees related to prepayments and late payment charges and a decline in the margin benefit from net free funds due to lower interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from the Stellar commercial loan conduit onto the Company’s balance sheet beginning in the third quarter of 2003.

     Total average loans for the first quarter of 2004 were $2.5 billion (2.1 percent) higher than the first quarter of 2003, primarily due to growth in average residential mortgages of $3.5 billion (34.4 percent) and retail loan growth of $1.7 billion (4.6 percent). Total average commercial loans declined by $3.1 billion (7.4 percent), while average commercial real estate loans increased by $327 million (1.2 percent) in the first quarter of 2004, compared with the first quarter of 2003. Although the consolidation of loans from the Stellar commercial loan conduit had a positive impact

Table 2	Analysis of Net Interest Income

	Three Months Ended
	March 31,

(Dollars in Millions)	2004	2003	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$2,265.3	$2,338.5	$(73.2)
Expense on interest-bearing liabilities	486.3	561.8	(75.5)

Net interest income (taxable-equivalent basis)	$1,779.0	$1,776.7	$2.3

Net interest income, as reported	$1,771.8	$1,769.4	$2.4

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.47%	6.05%	(.58)%
Rate paid on interest-bearing liabilities	1.45	1.82	(.37)

Gross interest margin (taxable-equivalent basis)	4.02%	4.23%	(.21)%

Net interest margin (taxable-equivalent basis)	4.29%	4.59%	(.30)%

Average balances
Investment securities	$44,744	$34,220	$10,524
Loans	118,810	116,311	2,499
Earning assets	166,359	156,126	10,233
Interest-bearing liabilities	134,966	124,669	10,297
Net free funds (b)	31,393	31,457	(64)

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for loan losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

4	U.S. Bancorp

on average loan balances year-over-year, soft economic conditions throughout much of 2003 led to the overall decrease in average commercial loans.
     Average investment securities for the first quarter of 2004 were higher by $10.5 billion (30.8 percent), compared with the same period of 2003, reflecting the reinvestment of proceeds from declining commercial loan balances and deposit growth. Over the past several months, the Company has taken actions to migrate the investment portfolio to be more heavily weighted in variable-rate and shorter-term fixed-rate mortgage-backed securities in connection with asset/liability management activities. During the first quarter of 2004, approximately 49 percent of securities purchased were variable-rate securities, compared with 39 percent during the fourth quarter of 2003.
     Average noninterest-bearing deposits for the first quarter of 2004 were lower by $3.8 billion (11.6 percent), compared with the same period of 2003, primarily due to lower deposits associated with mortgage banking activities and a decline in Federal government deposits related to their decision in the third quarter of 2003 to pay fees for treasury management services rather than maintain compensating balances. Average interest-bearing deposits were higher by $4.0 billion for the first quarter of 2004, an increase of 4.8 percent, compared with the same period of 2003. The increase in average interest-bearing deposits during the first quarter of 2004 was primarily driven by growth in average savings product balances (18.9 percent), partially offset by a reduction in the average balance of higher cost time certificates of deposit less than $100,000 (20.9 percent) and a reduction in the average balance of time deposits greater than $100,000 (15.0 percent).
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on page 47 for further information on net interest margin.

Provision for Credit Losses The provision for credit losses was $235.0 million and $335.0 million for the first quarter of 2004 and 2003, respectively, a year-over-year decrease of $100.0 million (29.9 percent). The decline from a year ago was primarily the result of lower nonperforming assets and retail and commercial losses, the result of an improving credit risk profile and collection efforts. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income during the first quarter of 2004 was $1,318.3 million, a decrease of $47.8 million (3.5 percent) from the first quarter of 2003. The decline in noninterest income in the first quarter of 2004, compared with the first quarter of 2003, was driven by a $140.7 million reduction in gains on the sale of securities, partially offset by increases in most other categories of noninterest income.

     Credit and debit card revenue and corporate payment products revenue were higher in the first quarter of 2004 by $14.4 million (11.3 percent) and $8.8 million (10.2 percent), respectively, compared with the same period of 2003. Although credit and debit card revenue grew year-over-year, the growth was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and Mastercard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and

Table 3	Noninterest Income

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2004	2003	Change

Credit and debit card revenue	$141.8	$127.4	11.3%
Corporate payment products revenue	94.8	86.0	10.2
ATM processing services	42.2	42.4	(.5)
Merchant processing services	141.1	127.3	10.8
Trust and investment management fees	248.6	228.6	8.7
Deposit service charges	185.2	163.2	13.5
Treasury management fees	117.5	112.0	4.9
Commercial products revenue	110.4	104.2	6.0
Mortgage banking revenue	94.2	95.4	(1.3)
Investment products fees and commissions	39.3	35.1	12.0
Securities gains, net	—	140.7	*
Other	103.2	103.8	(.6)

Total noninterest income	$1,318.3	$1,366.1	(3.5)%

*	Not meaningful

U.S. Bancorp	5

other retailers, which lowered interchange rates on signature debit transactions beginning in August 2003. The year-over-year impact of VISA’s settlement on debit card revenue for the first quarter of 2004 was approximately $8.2 million. This change in the interchange rate, in addition to higher customer loyalty rewards expenses, however, were more than offset by increases in transaction volumes and other rate adjustments. The corporate payment products revenue growth reflected growth in sales and card usage. Merchant processing services revenue was higher in the first quarter of 2004 by $13.8 million (10.8 percent), compared with the same period of 2003, primarily due to an increase in transaction volume, partially offset by lower processing spreads due to a change in the mix of merchants. The favorable variance in trust and investment management fees in the first quarter of 2004 of $20.0 million (8.7 percent), compared with the same period of 2003, was principally driven by higher equity market valuations year-over-year. Deposit service charges increased in the first quarter of 2004 by $22.0 million (13.5 percent), compared with the first quarter of 2003, primarily due to account growth and revenue enhancement initiatives. Treasury management fees grew by $5.5 million (4.9 percent) in the first quarter of 2004, compared with the same period of 2003. The increase in treasury management fees during the first quarter of 2004 was primarily driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003. During the first quarter of 2004, year-over-year commercial products revenue increased $6.2 million (6.0 percent), principally driven by higher letter of credit, foreign exchange, syndication, and leasing fees, partially offset by a reduction in conduit servicing revenue. Investment products fees and commissions revenue increased in the first quarter of 2004 by $4.2 million (12.0 percent), compared with the first quarter of 2003, primarily due to higher sales activities in the Consumer Banking business line. Offsetting these favorable variances were slight year-over-year declines in mortgage banking revenue and other income of $1.2 million (1.3 percent) and $.6 million (.6 percent), respectively.

Noninterest Expense First quarter of 2004 noninterest expense of $1,454.9 million was essentially flat, compared with $1,454.6 million in the first quarter of 2003. During the first quarter of 2004, noninterest expense included a favorable variance in merger and restructuring-related charges of $17.6 million, compared with the first quarter of 2003, primarily due to the completion of integration activities associated with NOVA and other smaller acquisitions in 2003. Additionally, other intangible expense decreased by $9.0 million (3.8 percent) year-over-year, driven by an $11.6 million favorable variance in MSR impairment in the first quarter of 2004, compared with the first quarter of 2003. The year-over-year change in the amount of MSR impairment recognized by the Company was caused by changes in valuations in each quarter reflecting fluctuations in mortgage interest rates and related prepayment speeds from refinancing activities. Refer to Note 6 of the Notes to Consolidated Financial Statements for a sensitivity analysis on the fair value of MSRs to future changes in interest rates. Offsetting these favorable variances in the first quarter

Table 4	Noninterest Expense

	Three Months Ended
	March 31,

			Percent
(Dollars in Millions)	2004	2003	Change

Compensation	$535.8	$546.0	(1.9)%
Employee benefits	100.2	91.7	9.3
Net occupancy and equipment	155.7	161.3	(3.5)
Professional services	32.4	26.4	22.7
Marketing and business development	35.3	29.8	18.5
Technology and communications	101.7	104.9	(3.1)
Postage, printing and supplies	61.6	60.4	2.0
Other intangibles	226.1	235.1	(3.8)
Merger and restructuring-related charges	—	17.6	*
Other	206.1	181.4	13.6

Total noninterest expense	$1,454.9	$1,454.6	—%

Efficiency ratio (a)	47.0%	48.5%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

6	U.S. Bancorp

of 2004, were year-over-year increases in employee benefits, professional services, marketing and business development, postage, printing and supplies and other expense. The unfavorable year-over-year variance in employee benefits costs included approximately $1.8 million of incremental pension and retirement expense. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion on employee benefits. Other expense in the first quarter of 2004 included a $35.4 million expense associated with the prepayment of a portion of the Company’s long-term debt.

Income Tax Expense The provision for income taxes was $391.8 million (an effective rate of 28.0 percent) for the first quarter of 2004, compared with $461.8 million (an effective rate of 34.3 percent) for the same period of 2003. The improvement in the effective tax rate in the first quarter of 2004 primarily reflected a $90.0 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999. The Company anticipates that the effective tax rate for the remainder of 2004 will approximate 34.0 percent of pretax earnings.

     Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion on income taxes.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $119.9 billion at March 31, 2004, compared with $118.2 billion at December 31, 2003, an increase of $1.7 billion (1.4 percent). The increase in total loans was driven by growth in retail loans, commercial loans and residential mortgages. Commercial loans, including lease financing, totaled $39.0 billion at March 31, 2004, compared with $38.5 billion at December 31, 2003, an increase of $.5 billion (1.2 percent). The increase in commercial loans was driven by increased utilization under lines of credit and new fundings under corporate cards. The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.2 billion at both March 31, 2004, and December 31, 2003.

     Residential mortgages held in the loan portfolio were $13.7 billion at March 31, 2004, compared with $13.5 billion at December 31, 2003, an increase of $260 million (1.9 percent). The increase in residential mortgages was primarily the result of an increase in consumer finance and traditional branch originations, partially offset by residential loan sales of approximately $153 million during the first quarter of 2004.
     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $39.9 billion at March 31, 2004, compared with $39.0 billion at December 31, 2003. The $.9 billion (2.4 percent) increase was driven by an increase in retail leasing, second lien home equity loans, automobile loans and student loans. This growth was partially offset by reduced credit card activity due to seasonality.

Loans Held for Sale At March 31, 2004, loans held for sale, consisting of residential mortgages to be sold in the secondary markets, were $1.6 billion, compared with $1.4 billion at December 31, 2003. The $.2 billion (14.7 percent) increase was primarily due to stronger mortgage banking activities caused by a mid-quarter decline in interest rates and the timing of loan originations and sales in the first quarter of 2004.

U.S. Bancorp	7

Investment Securities At March 31, 2004, investment securities, both available-for-sale and held-to-maturity, totaled $45.4 billion, compared with $43.3 billion at December 31, 2003. The $2.1 billion (4.8 percent) increase primarily reflected purchases of floating-rate securities and shorter-term fixed-rate securities as part

Table 5	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted				Weighted
			Average	Weighted			Average	Weighted
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
March 31, 2004 (Dollars in Millions)	Cost	Value	Years	Yield	Cost	Value	Years	Yield

U.S. Treasury and agencies
Maturing in one year or less	$48	$49	.62	2.77%	$—	$—	—	—%
Maturing after one year through five years	182	191	2.31	4.45	—	—	—	—
Maturing after five years through ten years	233	226	8.86	3.93	—	—	—	—
Maturing after ten years	1,150	1,111	19.22	2.32	—	—	—	—

Total	$1,613	$1,577	15.26	2.81%	$—	$—	—	—%

Mortgage-backed securities
Maturing in one year or less	$2,608	$2,618	.51	3.18%	$—	$—	—	—%
Maturing after one year through five years	26,742	26,983	3.36	4.19	13	13	3.08	5.30
Maturing after five years through ten years	12,174	12,156	5.89	4.60	—	—	—	—
Maturing after ten years	458	462	13.73	3.15	—	—	—	—

Total	$41,982	$42,219	4.03	4.24%	$13	$13	3.08	5.30%

Asset-backed securities
Maturing in one year or less	$56	$57	.45	4.72%	$—	$—	—	—%
Maturing after one year through five years	138	139	2.43	5.79	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$194	$196	1.86	5.48%	$—	$—	—	—%

Obligations of states and political subdivisions
Maturing in one year or less	$135	$137	.50	7.46%	$14	$15	.37	5.66%
Maturing after one year through five years	145	153	2.46	7.31	39	42	2.91	6.59
Maturing after five years through ten years	16	18	5.89	7.53	27	29	6.17	6.45
Maturing after ten years	—	—	—	—	44	46	10.71	6.46

Total	$296	$308	1.75	7.39%	$124	$132	6.08	6.41%

Other debt securities
Maturing in one year or less	$3	$3	.26	3.09%	$—	$—	—	—%
Maturing after one year through five years	121	121	2.47	10.41	—	—	—	—
Maturing after five years through ten years	8	8	5.83	3.24	—	—	—	—
Maturing after ten years	498	491	23.15	1.88	—	—	—	—

Total	$630	$623	18.86	3.55%	$—	$—	—	—%

Other investments	$335	$345	—	—%	$—	$—	—	—%

Total investment securities	$45,050	$45,268	4.62	4.20%	$137	$145	5.79	6.30%

Note:	Information related to asset and mortgage-backed securities included above is presented based upon weighted average maturities anticipating future prepayments. Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

The weighted average maturity of the available-for-sale investment securities was 4.62 years at March 31, 2004, compared with 5.12 years at December 31, 2003. The corresponding weighted average yields were 4.20% and 4.27%, respectively. The weighted average maturity of the held-to-maturity investment securities was 5.79 years at March 31, 2004, compared with 6.16 years at December 31, 2003. The corresponding weighted averaged yields were 6.30% and 6.05%, respectively.

	March 31, 2004		December 31, 2003

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$1,613	3.6%	$1,634	3.7%
Mortgage-backed securities	41,995	93.0	40,243	92.3
Asset-backed securities	194	.4	250	.6
Obligations of states and political subdivisions	420	.9	473	1.1
Other securities and investments	965	2.1	993	2.3

Total investment securities	$45,187	100.0%	$43,593	100.0%

8	U.S. Bancorp

of the Company’s asset/liability management activities. Investment securities purchases were offset somewhat by maturities and prepayments of fixed-rate mortgage-backed securities. At March 31, 2004, approximately 23.2 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 22.2 percent as of December 31, 2003. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market sweep accounts and asset-backed securities.

Deposits Total deposits were $119.0 billion at March 31, 2004, compared with $119.1 billion at December 31, 2003, a decrease of $88 million (.1 percent). The decrease in total deposits was primarily the result of declines in noninterest-bearing deposits and time deposits less than $100,000, partially offset by increases in time certificates of deposit greater than $100,000 and savings products. Noninterest-bearing deposits were $31.1 billion at March 31, 2004, compared with $32.5 billion at December 31, 2003, a decrease of $1.4 billion (4.3 percent), primarily due to seasonality of corporate trust deposits.

     Interest-bearing deposits totaled $87.9 billion at March 31, 2004, compared with $86.6 billion at December 31, 2003, an increase of $1.3 billion (1.5 percent). The increase in interest-bearing deposits was primarily driven by increases in time deposits greater than $100,000 of $1.8 billion (15.1 percent), along with increases in money market accounts of $.4 billion (1.2 percent) and savings accounts of $.4 billion (6.6 percent). These increases were partially offset by a decline in time certificates of deposits less than $100,000 (4.8 percent), and a decline in interest checking accounts (2.9 percent). Time certificates of deposits are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The increase in money market accounts was primarily due to an increase in corporate trust account balances and specific deposit gathering initiatives. The decline in time certificates of deposits less than $100,000 reflected a shift in funding decisions toward more favorably priced wholesale funding sources given the current interest rate environment.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $13.4 billion at March 31, 2004, compared with $10.9 billion at December 31, 2003. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $2,581 million (23.8 percent) in short-term borrowings reflected the impact of funding earning assets. Long-term debt was $30.9 billion at March 31, 2004, compared with $31.2 billion at December 31, 2003. The $364 million (1.2 percent) decrease in long-term debt was driven by maturities of $2.2 billion, and prepayments of $2.2 billion of Federal Home Loan Banks (“FHLB”) advances, during the first quarter of 2004. The maturities and prepayments of long-term debt were partially offset by the issuance of $4.0 billion of bank notes during the first quarter of 2004. The prepayment of FHLB advances and the issuance of predominantly fixed-rate funding was done in connection with asset/liability management activities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

U.S. Bancorp	9

Credit Risk Management The Company’s strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of loans experiencing deterioration of credit quality. The Company strives to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for probable loan losses inherent in the portfolio. Commercial banking operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability. Lenders are assigned lending grades based on their level of experience and customer service requirements. Lending grades represent the level of approval authority for the amount of credit exposure and level of risk. Credit officers reporting independently to Credit Administration have higher levels of lending grades and support the business units in their credit decision process. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and risk rating rationale. The Company utilizes a credit risk rating system to measure the credit quality of individual commercial loan transactions. The Company uses the risk rating system for regulatory reporting, determining the frequency of review of the credit exposures, and evaluation and determination of the adequacy of the allowance for credit losses. The Company regularly forecasts potential changes in risk ratings, nonperforming status and potential for loss and the estimated impact on the allowance for credit losses. In the Company’s retail banking operations, standard credit scoring systems are used to assess credit risks of consumer, small business and small-ticket leasing customers and to price these products accordingly. The Company conducts the underwriting and collections of its retail products in loan underwriting and servicing centers specializing in certain retail products. Forecasts of delinquency levels, bankruptcies and losses in conjunction with projection of estimated losses by delinquency categories and vintage information are regularly prepared and are used to evaluate underwriting and collection and determine the adequacy of the allowance for credit losses for these products. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap contracts for balance sheet hedging purposes, foreign exchange transactions and interest rate swap contracts for customers, and settlement risk, including Automated Clearing House transactions, and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.

     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of allowance coverage and macroeconomic factors. Economic conditions during the first quarter of 2004 have improved from the first quarter of 2003 and the fourth quarter of 2003, as reflected in higher levels of employment, stronger corporate earnings and lower credit delinquencies and business bankruptcies.

10	U.S. Bancorp

Analysis of Nonperforming Assets Nonperforming assets represent a key indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments on nonperforming assets are typically applied against the principal balance and not recorded as income. At March 31, 2004, total nonperforming assets were $1,046.6 million, compared with $1,148.1 million at December 31, 2003. The ratio of total nonperforming assets to total loans and other real estate decreased to .87 percent at March 31, 2004, compared with .97 percent at December 31, 2003. The improvement in credit quality has been broad-based across most industry categories reflecting continued improvement in economic conditions. While nonperforming assets levels have declined, the relative

Table 6	Nonperforming Assets (a)

	March 31,	December 31,
(Dollars in Millions)	2004	2003

Commercial
Commercial	$510.7	$623.5
Lease financing	115.6	113.3

Total commercial	626.3	736.8
Commercial real estate
Commercial mortgages	184.9	177.6
Construction and development	43.6	39.9

Total commercial real estate	228.5	217.5
Residential mortgages	42.1	40.5
Retail
Retail leasing	.3	.4
Other retail	20.1	24.8

Total retail	20.4	25.2

Total nonperforming loans	917.3	1,020.0
Other real estate	76.0	72.6
Other assets	53.3	55.5

Total nonperforming assets	$1,046.6	$1,148.1

Restructured loans accruing interest (b)	$—	$18.0
Accruing loans 90 days or more past due (c)	$319.2	$329.4
Nonperforming loans to total loans	.77%	.86%
Nonperforming assets to total loans plus other real estate	.87%	.97%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (e)	Total

Balance December 31, 2003	$1,082.4	$65.7	$1,148.1
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	232.6	13.8	246.4
Advances on loans	11.1	—	11.1

Total additions	243.7	13.8	257.5
Reductions in nonperforming assets
Paydowns, payoffs	(158.5)	(3.6)	(162.1)
Net sales	(36.4)	—	(36.4)
Return to performing status	(34.6)	(6.9)	(41.5)
Charge-offs (d)	(116.4)	(2.6)	(119.0)

Total reductions	(345.9)	(13.1)	(359.0)

Net additions to (reductions in) nonperforming assets	(102.2)	.7	(101.5)

Balance March 31, 2004	$980.2	$66.4	$1,046.6

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(e)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

U.S. Bancorp	11

level of nonperforming assets reflects the general impact of soft economic conditions since late 2000, continued economic stress in the transportation sector, and the more pronounced affect of the economy on highly leveraged enterprise-value refinancings. Given the Company’s ongoing efforts to reduce the overall risk profile of the organization, nonperforming assets are expected to continue to trend lower during the remainder of 2004.

     The Company had restructured loans of $53.6 million as of March 31, 2004, compared with $58.5 million as of December 31, 2003. Commitments to lend additional funds under restructured loans were $12.4 million as of March 31, 2004, compared with $8.2 million as of December 31, 2003. Restructured loans performing under the restructured terms beyond a specific timeframe may be reported as accruing. Of the Company’s total restructured loans at March 31, 2004, none were reported as accruing.
     Accruing loans 90 days or more past due totaled $319.2 million at March 31, 2004, compared with $329.4 million at December 31, 2003. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined to ..27 percent at March 31, 2004, compared with ..28 percent at December 31, 2003. Improving economic conditions and the Company’s continued focus on credit process are the primary factors for the favorable change from December 31, 2003.
     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.
     The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	March 31,	December 31,	March 31,	December 31,
(Dollars in Millions)	2004	2003	2004	2003

Residential Mortgages
30-89 days	$80.4	$102.9	.59%	.76%
90 days or more	76.6	82.5	.56	.61
Nonperforming	42.1	40.5	.31	.30

Total	$199.1	$225.9	1.45%	1.68%

Retail Loans
Credit Card
30-89 days	$132.7	$150.9	2.28%	2.54%
90 days or more	106.7	99.5	1.83	1.68
Nonperforming	—	—	—	—

Total	$239.4	$250.4	4.12%	4.22%
Retail Leasing
30-89 days	$64.1	$78.8	1.01%	1.31%
90 days or more	6.7	8.2	.11	.14
Nonperforming	.3	.4	—	.01

Total	$71.1	$87.4	1.12%	1.45%
Other Retail
30-89 days	$249.8	$311.9	.90%	1.15%
90 days or more	101.1	110.2	.36	.41
Nonperforming	20.1	24.8	.07	.09

Total	$371.0	$446.9	1.34%	1.65%

Table 7	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2004	2003

Commercial
Commercial	.07%	.06%
Lease financing	.01	.04

Total commercial	.06	.06
Commercial real estate
Commercial mortgages	—	.02
Construction and development	.04	.03

Total commercial real estate	.01	.02
Residential mortgages	.56	.61
Retail
Credit card	1.83	1.68
Retail leasing	.11	.14
Other retail	.36	.41

Total retail	.54	.56

Total loans	.27%	.28%

	March 31,	December 31,
90 days or more past due excluding nonperforming loans	2004	2003

Commercial	1.67%	1.97%
Commercial real estate	.85	.82
Residential mortgages	.87	.91
Retail	.59	.62

Total loans	1.03%	1.14%

12	U.S. Bancorp

     The decline in residential mortgage delinquencies in the first quarter of 2004, compared with December 31, 2003, reflected the general improvement in economic conditions, collection efforts and the effect of portfolio growth on delinquency ratios reported on a concurrent basis. The decline in retail loan delinquencies as of March 31, 2004, compared with December 31, 2003, reflected improving economic conditions as well as ongoing collection efforts and risk management actions taken by the Company.

Analysis of Net Loan Charge-offs Total loan net charge-offs were $233.9 million during the first quarter of 2004, compared with net charge-offs of $333.8 million for the same period of 2003. The ratio of total loan net charge-offs to average loans in the first quarter of 2004 was ..79 percent, compared with 1.16 percent for the same period of 2003. The overall level of net charge-offs in the first quarter of 2004 reflected the Company’s ongoing efforts to reduce the overall risk profile of the organization. Net charge-offs are expected to continue to trend modestly lower throughout 2004.

     Commercial and commercial real estate loan net charge-offs for the first quarter of 2004 were $84.2 million (.52 percent of average loans outstanding), compared with $164.8 million (.98 percent of average loans outstanding) for the first quarter of 2003. The decline in commercial loan net charge-offs of $86.0 million was broad-based across most industries within the commercial loan portfolio. Commercial real estate net charge-offs increased $5.4 million from the first quarter of 2003, primarily reflecting increased charge-offs across substantially all classes of commercial real estate.
     Retail loan net charge-offs for the first quarter of 2004 were $142.4 million (1.45 percent of average loans outstanding), compared with $163.1 million (1.75 percent of average loans outstanding) for the first quarter of 2003. Lower levels of retail loan net charge-offs principally reflected the Company’s improvement in ongoing collection efforts and risk management. The decline also reflected lower delinquency ratios from a year ago as the economy continues to improve.
     The Company’s retail lending business utilizes several distinct business processes and channels to originate retail credit including traditional branch credit, indirect lending, student lending and a consumer finance division. Each distinct underwriting and origination activity manages unique credit risk characteristics and prices its loan production commensurate with the differing risk profiles. Within Consumer Banking, U.S. Bank Consumer Finance (“USBCF”), participates in all facets of the Company’s consumer lending activities. The consumer finance division specializes in serving channel-specific and alternative lending markets in residential mortgages, home equity and installment loan financing. The consumer finance division manages loans originated through a broker network, correspondent relationships and U.S. Bank branch offices. Generally, loans managed by the Company’s consumer finance division exhibit higher credit risk characteristics, but are priced commensurate with the differing risk profile.

Table 8	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended
	March 31,

	2004	2003

Commercial
Commercial	.64%	1.54%
Lease financing	1.75	1.78

Total commercial	.78	1.57
Commercial real estate
Commercial mortgages	.09	.06
Construction and development	.29	.06

Total commercial real estate	.14	.06
Residential mortgages	.22	.24
Retail
Credit card	4.34	5.17
Retail leasing	.71	.98
Home equity and second mortgages	.59	.76
Other retail	1.38	1.69

Total retail	1.45	1.75

Total loans	.79%	1.16%

U.S. Bancorp	13

     The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch-related loans:

	Average		Percent of
	Loan Balance		Average Loans
Three Months Ended March 31
(Dollars in Millions)	2004	2003	2004	2003

Consumer Finance (a)
Residential mortgages	$4,178	$2,985	.42%	.48%
Home equity and second mortgages	2,174	2,549	2.39	2.35
Other retail	402	316	4.99	4.49
Traditional Branch
Residential mortgages	$9,432	$7,139	.13%	.13%
Home equity and second mortgages	11,202	10,921	.24	.39
Other retail	13,711	12,889	1.28	1.62
Total Company
Residential mortgages	$13,610	$10,124	.22%	.24%
Home equity and second mortgages	13,376	13,470	.59	.76
Other retail	14,113	13,205	1.38	1.69

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity loans and second mortgage loans with a loan-to-value greater than 100 percent that were originated in the branches.

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

     At March 31, 2004, the allowance for credit losses was $2,369.7 million (1.98 percent of loans), compared with an allowance of $2,368.6 million (2.00 percent of loans) at December 31, 2003. The ratio of the allowance for credit losses to nonperforming loans was 258 percent at March 31, 2004, compared with 232 percent at December 31, 2003. The ratio of the allowance for credit losses to annualized loan net charge-offs was 252 percent at March 31, 2004, compared with 189 percent at December 31, 2003.
     Several factors were taken into consideration in evaluating the allowance for credit losses at March 31, 2004, including improvements in the risk profile of the portfolios and loan net charge-offs during the period, the lower level of nonperforming assets, the decline in accruing loans 90 days or more past due, and the improvement in the lease financing, commercial real estate, residential mortgages and retail delinquency categories from December 31, 2003. Management also considered the uncertainty related to certain industry sectors, including the transportation sector, the extent of credit exposure to highly leveraged enterprise-value borrowers within the portfolio and the fact that nonperforming assets remain at elevated levels despite

14	U.S. Bancorp

Table 9	Summary of Allowance for Credit Losses

	Three Months Ended
	March 31,

(Dollars in Millions)	2004	2003

Balance at beginning of period	$2,368.6	$2,422.0
Charge-offs
Commercial
Commercial	82.4	149.0
Lease financing	32.5	40.5

Total commercial	114.9	189.5
Commercial real estate
Commercial mortgages	9.1	5.7
Construction and development	4.9	2.1

Total commercial real estate	14.0	7.8
Residential mortgages	8.4	7.0
Retail
Credit card	70.7	74.8
Retail leasing	12.9	15.3
Home equity and second mortgages	22.4	27.8
Other retail	61.5	70.4

Total retail	167.5	188.3

Total charge-offs	304.8	392.6
Recoveries
Commercial
Commercial	28.8	11.1
Lease financing	11.2	17.5

Total commercial	40.0	28.6
Commercial real estate
Commercial mortgages	4.5	2.8
Construction and development	.2	1.1

Total commercial real estate	4.7	3.9
Residential mortgages	1.1	1.1
Retail
Credit card	7.3	6.1
Retail leasing	1.9	1.4
Home equity and second mortgages	2.9	2.4
Other retail	13.0	15.3

Total retail	25.1	25.2

Total recoveries	70.9	58.8
Net Charge-offs
Commercial
Commercial	53.6	137.9
Lease financing	21.3	23.0

Total commercial	74.9	160.9
Commercial real estate
Commercial mortgages	4.6	2.9
Construction and development	4.7	1.0

Total commercial real estate	9.3	3.9
Residential mortgages	7.3	5.9
Retail
Credit card	63.4	68.7
Retail leasing	11.0	13.9
Home equity and second mortgages	19.5	25.4
Other retail	48.5	55.1

Total retail	142.4	163.1

Total net charge-offs	233.9	333.8

Provision for credit losses	235.0	335.0
Acquisitions and other changes	—	(14.7)

Balance at end of period	$2,369.7	$2,408.5

Components
Allowance for loan losses	$2,238.3	$2,295.0
Liability for unfunded credit commitments (a)	131.4	113.5

Total allowance for credit losses	$2,369.7	$2,408.5

Allowance for credit losses as a percentage of
Period-end loans	1.98%	2.06%
Nonperforming loans	258	194
Nonperforming assets	226	177
Annualized net charge-offs	252	178

(a)	During the first quarter of 2004, the Company reclassified the portion of its allowance for credit losses related to commercial off-balance sheet loan commitments and letters of credit to a separate liability account.

U.S. Bancorp	15

recent improvements. Finally, the Company considered the improving, but somewhat mixed, economic trends, including improving corporate earnings, changes in unemployment rates, the level of bankruptcies and general economic indicators.

Residual Risk Management The Company manages its risk to changes in the residual value of leased assets through disciplined residual valuation setting at the inception of a lease, diversification of its leased assets, regular asset valuation reviews and monitoring of residual value gains or losses upon the disposition of assets. Commercial lease originations are subject to the same well-defined underwriting standards referred to in the “Credit Risk Management” section which includes an evaluation of the residual risk. Retail lease residual risk is mitigated further by originating longer-term vehicle leases and effective end-of-term marketing of off-lease vehicles. Also, to reduce the financial risk of potential changes in vehicle residual values, the Company maintains residual value insurance. The catastrophic insurance maintained by the Company provides for the potential recovery of losses on individual vehicle sales in an amount equal to the difference between: (a) 105 percent or 110 percent of the average wholesale auction price for the vehicle at the time of sale and (b) the vehicle residual value specified by the Automotive Lease Guide (an authoritative industry source) at the inception of the lease. The potential recovery is calculated for each individual vehicle sold in a particular policy year and is reduced by any gains realized on vehicles sold during the same period. The Company will receive claim proceeds under this insurance program if, in the aggregate, there is a net loss for such period. In addition, the Company obtains separate residual value insurance for all vehicles at lease inception where end of lease term settlement is based solely on the residual value of the individual leased vehicles. Under this program, the potential recovery is computed for each individual vehicle sold and does not allow the insurance carrier to offset individually determined losses with gains from other leases. This individual vehicle coverage is included in the calculation of minimum lease payments when making the capital lease assessment. To reduce the risk associated with collecting insurance claims, the Company monitors the financial viability of the insurance carrier based on insurance industry ratings and available financial information.

     Included in the retail leasing portfolio was approximately $3.5 billion of retail leasing residuals at March 31, 2004, compared with $3.3 billion at December 31, 2003. At March 31, 2004, the commercial leasing portfolio had $767 million of residuals, compared with $816 million at December 31, 2003. No significant change in the concentration of the portfolios has occurred since December 31, 2003.

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
     Each business line within the Company has designated risk managers. These risk managers are responsible for, among other things, coordinating the completion of ongoing risk assessments and ensuring that operational risk management is integrated into business decision-making activities. Business continuation and disaster recovery planning is also critical to effectively manage operational risks. Each business unit of the Company is required to develop, maintain and test these plans at least annually to ensure

16	U.S. Bancorp

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
     Customer-related business conditions may also increase operational risk or the level of operational losses in certain transaction processing business units, including merchant processing activities. Ongoing risk monitoring of customer activities and their financial condition and operational processes serve to mitigate customer-related operational risk. Refer to Note 13 of the Notes to Consolidated Financial Statements for further discussion on merchant processing.
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

     The table below summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At March 31, 2004, the Company’s overall interest rate risk position was substantively neutral to changes in interest rates. The net interest income of the Company was slightly asset sensitive at March 31, 2004, while rate sensitive income was substantively neutral to changes in interest rates. Rate sensitive income includes net interest income as well as other income items that are sensitive to interest rates, including asset management fees, mortgage banking and the impact from compensating deposit balances. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company manages the overall interest rate risk profile within policy limits. At March 31, 2004, and December 31, 2003, the Company was within its policy guidelines.

Sensitivity of Net Interest Income and Rate Sensitive Income:

	March 31, 2004					December 31, 2003

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	.39%	.20%	*	%	.14%	1.30%	.19%	*	%	(.02)%
Rate sensitive income	.05%	.03%	*	%	(.38)%	.74%	.01%	*	%	(.54)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

U.S. Bancorp	17

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at March 31, 2004. Given the low level of current interest rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario resulted in a 1.4 percent decrease in the market value of equity at March 31, 2004, compared with a 3.1 percent decrease at December 31, 2003. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario resulted in a .1 percent increase at March 31, 2004, and a 1.3 percent increase at December 31, 2003. At March 31, 2004, and December 31, 2003, the Company was within its policy guidelines.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to ALPC monthly and is used to guide hedging strategies. The results of the valuation analysis as of March 31, 2004, were well within policy guidelines. The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.84 years at March 31, 2004, compared to 1.91 years at December 31, 2003. The duration of liabilities was 2.23 years at March 31, 2004, compared to 2.18 years at December 31, 2003. After giving effect to the Company’s derivative positions, the estimated duration of equity at March 31, 2004 was .30 years, compared to 1.35 years at December 31, 2003. The duration of equity measure shows that sensitivity of the market value of equity of the Company was relatively neutral to changes in interest rates.

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
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $30.1 billion of total notional amount of asset and liability management derivative positions at March 31, 2004, $25.5 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, subordinated obligations and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge

18	U.S. Bancorp

its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $2.3 billion of forward commitments to sell mortgage loans and $2.3 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 10.
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
     At March 31, 2004, the Company had $202.6 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the next 12 months is $97.4 million.
     Gains or losses on customer-related derivative positions were not material for the first quarter of 2004. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in

Table 10	Derivative Positions

			Weighted-
			Average
			Remaining
	Notional	Fair	Maturity
March 31, 2004 (Dollars in Millions)	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$19,493	$813	4.75
Pay fixed/receive floating swaps	4,525	(43)	1.83
Futures and forwards	3,772	(5)	.16
Options
Written	2,300	(3)	.19
Equity contracts	3	—	1.67

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$6,039	$229	4.42
Pay fixed/receive floating swaps	6,039	(196)	4.42
Options
Purchased	448	9	3.33
Written	448	(9)	3.33
Risk participation agreements (a)
Purchased	127	—	7.79
Written	64	—	2.89
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	2,055	87	.43
Sell	2,065	(79)	.41
Options
Purchased	5	—	.24
Written	5	—	.24

(a)	At March 31, 2004, the credit equivalent amount was $1 million and $5 million for purchased and written risk participation agreements, respectively.

U.S. Bancorp	19

noninterest income was a decrease of $8.0 million for the first quarter of 2004. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for the first quarter of 2004.
     Table 10 summarizes information on the Company’s derivative positions at March 31, 2004.

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

     VaR modeling of trading activities is subject to certain limitations. Additionally, it should be recognized that there are assumptions and estimates associated with VaR modeling, and actual results could differ from those assumptions and estimates. The Company mitigates these uncertainties through regular monitoring of trading activities by management and other risk management practices, including stop-loss and position limits related to its trading activities. Stress-test models are used to provide management with perspectives on market events that VaR models do not capture.
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $20 million at March 31, 2004, compared with $40 million at December 31, 2003. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was $3.8 million at March 31, 2004, and $1.5 million at December 31, 2003.

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

     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. Monthly, ALPC reviews the Company’s ability to meet funding requirements due to adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various FHLBs that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman branch for issuing eurodollar time deposits. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short- and medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, it has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities.
     At both March 31, 2004, and December 31, 2003, parent company long-term debt outstanding was $5.2 billion. There were no maturities or issuances of parent company long-term debt during the first quarter of 2004. Total parent company debt scheduled to mature in the remainder of 2004 is $873 million. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $1.2 billion at March 31, 2004.

20	U.S. Bancorp

Off-Balance Sheet Arrangements Off-balance sheet arrangements include any contractual arrangement to which an unconsolidated entity is a party, under which the Company has an obligation to provide credit or liquidity enhancements or market risk support. Off-balance sheet arrangements include certain defined guarantees, asset securitization trusts and conduits. Off-balance sheet arrangements also include any obligation under a variable interest held by an unconsolidated entity that provides financing, liquidity, credit enhancement or market risk support.

     In the ordinary course of business, the Company enters into an array of commitments to extend credit, letters of credit, lease commitments and various forms of guarantees that may be considered off-balance sheet arrangements. The nature and extent of these arrangements are provided in Note 13 of the Notes to Consolidated Financial Statements.
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
     The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets of $7.0 billion at March 31, 2004, and $7.3 billion at December 31, 2003. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/ Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $7.0 billion at March 31, 2004, and $7.3 billion at December 31, 2003.
     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $43.0 million at March 31, 2004 and $47.3 million at December 31, 2003. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $81.2 million at March 31, 2004, and $89.5 million at December 31, 2003.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $469.1 million at March 31, 2004, of which the Company retained $106.7 million of subordinated securities, transferor’s interests of $11.7 million and a residual interest-only strip of $39.9 million. This compared with $497.5 million in assets at December 31, 2003, of which the Company retained $112.4 million of subordinated securities, transferor’s interests of $12.4 million and a residual interest-only strip of $34.4 million. The securitization trust issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $6.1 million during the first quarter of 2004, and $10.0 million during the same period of 2003. The unsecured small business credit securitization held average assets of $486.4 million and $632.7 million in the first quarter of 2004 and 2003, respectively.
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

U.S. Bancorp	21

will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 for entities that have interests in structures that are special purpose entities became effective for periods ending after December 15, 2003, and for all other types of entities became effective for periods ending after March 15, 2004. The Company adopted the provisions of FIN 46, as revised, as of March 31, 2004.
     The Company sponsors and wholly owns 100% of the common equity of several trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts are the sole assets of each trust. In March 2004, as a result of adopting the provisions of FIN 46, the Company was required to de-consolidate these subsidiary trusts from its financial statements. The de-consolidation of the net assets and results of operations of the trusts had an insignificant impact on the Company’s financial statements and liquidity position since the Company continues to be obligated to repay the Debentures held by the trusts and guarantees repayment of the Trust Preferred Securities issued by the trusts. The consolidated debt obligation related to the trusts increased $79 million upon de-consolidation with the increase representing the Company’s common equity ownership in the trusts. The Trust Preferred Securities held by the trusts qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines. The banking regulatory agencies have issued guidance that would continue the current regulatory capital treatment for Trust Preferred Securities until further notice.
     The Company has relationships with certain special purpose entities. Because the Company’s investment securities conduit and the asset-backed securitizations are QSPEs, which are exempt from consolidation under the provisions of FIN 46, the Company does not believe that FIN 46 requires the consolidation of the conduit or securitizations in its financial statements. With respect to other interests in entities subject to FIN 46, the adoption of FIN 46 did not have a material impact on the Company’s financial statements.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Total shareholders’ equity was $19.5 billion at March 31, 2004, compared with $19.2 billion at December 31, 2003. The increase was the result of corporate earnings offset primarily by share repurchases and dividends.

     Tangible common equity to assets was 6.4 percent at March 31, 2004, compared with 6.5 percent at December 31, 2003. The Tier 1 capital ratio was 8.9 percent at March 31, 2004, compared with 9.1 percent at December 31, 2003. The total risk-based capital ratio was 13.3 percent at March 31, 2004, compared with 13.6 percent at December 31, 2003. The leverage ratio was 8.0 percent at both March 31, 2004, and December 31, 2003. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.

Table 11	Capital Ratios

	March 31,	December 31,
(Dollars in Millions)	2004	2003

Tangible common equity	$11,732	$11,858
As a percent of tangible assets	6.4%	6.5%
Tier 1 capital	$14,499	$14,623
As a percent of risk-weighted assets	8.9%	9.1%
As a percent of adjusted quarterly average assets (leverage ratio)	8.0%	8.0%
Total risk-based capital	$21,559	$21,710
As a percent of risk-weighted assets	13.3%	13.6%

22	U.S. Bancorp

     On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock over the following 24 months. The following table provides a detailed analysis of all shares repurchased under this authorization during the first quarter of 2004:

	Number	Average	Remaining Shares
	of Shares	Price Paid	Available to be
Time Period	Purchased (a)	per Share	Purchased

January	6,770,000	$28.28	135,229,000
February	11,379,803	27.92	123,849,197
March	15,675,000	28.08	108,174,197

Total	33,824,803	$28.06	108,174,197

(a)	All shares purchased during the first quarter of 2004 were purchased under the publicly announced December 16, 2003 repurchase authorization.

LINE OF BUSINESS FINANCIAL REVIEW

     Within the Company, financial performance is measured by major lines of business, which include Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management, Payment Services and Treasury and Corporate Support. These operating segments are components of the Company about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance.

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services primarily measured by the volume of customer activities. Certain corporate activities that do not directly support the operations of the lines of business are not charged to the lines of business. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. The provision for credit losses within the Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management and Payment Services lines of business is based on net charge-offs, while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses determined in accordance with accounting principles generally accepted in the United States. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Merger and restructuring-related charges, discontinued operations and cumulative effects of changes in accounting principles are not identified by or allocated to lines of business. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as trust and asset management, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory requirements.

     Designations, assignments and allocations may change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to our diverse customer base. During 2004, certain organization and methodology changes were made and, accordingly, 2003 results were restated and presented on a comparable basis.

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $264.7 million of the Company’s operating earnings in the first quarter of

U.S. Bancorp	23

2004, an increase of $38.7 million (17.1 percent), compared with the first quarter of 2003. The increase in operating earnings in the first quarter of 2004 was driven by reductions in noninterest expense and provision for credit losses, partially offset by a decline in total net revenue.
     Total net revenue decreased $29.4 million (4.6 percent) in the first quarter of 2004, compared with the first quarter of 2003. Net interest income, on a taxable-equivalent basis, decreased 5.3 percent in the first quarter of 2004, as average loans decreased $2.8 billion (6.2 percent), compared with the first quarter of 2003, and the mix of deposits changed from noninterest bearing deposits to higher cost interest-bearing deposits. The decline in average loans was driven, in part, by soft customer loan demand in 2003 given the economic environment, in addition to the Company’s decisions to tighten credit availability to certain types of lending products, industries and customers and reductions due to asset workout strategies. The decline in average loans was partially offset by the consolidation of the commercial loan conduit onto the Company’s balance sheet. While average total deposits increased 4.6 percent from a year ago, the net interest margin for the business line was impacted by a $3.6 billion decrease in noninterest bearing deposits (22.3 percent) despite the favorable growth in interest bearing deposit balances. The decrease in noninterest bearing deposits year-over-year was driven by a decline in government deposits, primarily due to a decision by the Federal government to pay for cash management services rather than maintain compensating balances.
     Noninterest income decreased $5.8 million (2.9 percent) in the first quarter of 2004, compared with the first quarter of 2003. The decrease in noninterest income in the first quarter of 2004 was due to declines in commercial product revenue resulting from the consolidation of the commercial loan conduit onto the Company’s balance sheet, as well as reductions in trust and investment management fees and other fee revenue. These declines were partially offset by growth in treasury management-related fees, international banking, syndication and customer

Table 12	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended March 31 (Dollars in Millions)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$418.8	$442.4	(5.3)%	$920.2	$916.2	.4%
Noninterest income	191.2	197.9	(3.4)	416.7	379.8	9.7
Securities gains (losses), net	.9	—	*	—	105.8	*

Total net revenue	610.9	640.3	(4.6)	1,336.9	1,401.8	(4.6)
Noninterest expense	156.0	165.2	(5.6)	554.5	567.5	(2.3)
Other intangibles	4.8	4.9	(2.0)	170.3	173.5	(1.8)

Total noninterest expense	160.8	170.1	(5.5)	724.8	741.0	(2.2)

Operating income (loss)	450.1	470.2	(4.3)	612.1	660.8	(7.4)
Provision for credit losses	34.0	114.9	(70.4)	107.1	111.4	(3.9)

Operating earnings (loss), before income taxes	416.1	355.3	17.1	505.0	549.4	(8.1)
Income taxes and taxable-equivalent adjustment	151.4	129.3	17.1	183.8	199.9	(8.1)

Operating earnings (loss)	$264.7	$226.0	17.1	$321.2	$349.5	(8.1)

Merger and restructuring-related items (after-tax)
Discontinued operations (after-tax)
Net income

Average Balance Sheet Data
Commercial	$26,229	$28,541	(8.1)%	$7,699	$8,241	(6.6)%
Commercial real estate	15,990	16,358	(2.2)	10,363	9,630	7.6
Residential mortgages	70	165	(57.6)	13,250	9,725	36.2
Retail	56	63	(11.1)	29,979	28,715	4.4

Total loans	42,345	45,127	(6.2)	61,291	56,311	8.8
Goodwill	1,225	1,229	(.3)	2,243	2,242	—
Other intangible assets	95	114	(16.7)	986	979	.7
Assets	48,588	52,156	(6.8)	68,786	66,711	3.1
Noninterest-bearing deposits	12,587	16,207	(22.3)	13,568	13,353	1.6
Savings products	10,499	7,616	37.9	42,872	39,219	9.3
Time deposits	5,433	3,430	58.4	16,515	20,408	(19.1)

Total deposits	28,519	27,253	4.6	72,955	72,980	—
Shareholders’ equity	5,160	4,985	3.5	6,273	5,617	11.7

*	Not meaningful

24	U.S. Bancorp

derivative fees, and equipment leasing revenue, compared with the first quarter of 2003. The increase in treasury management-related fees during the first quarter of 2004 was primarily driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003.
     Noninterest expense was $160.8 million in the first quarter of 2004, compared with $170.1 million in the first quarter of 2003. The $9.3 million decrease (5.5 percent) was primarily due to cost savings initiatives that reduced personnel-related costs, software expenses and other expenses. Loan workout expenses also declined in the first quarter of 2004, as the credit quality of the loan portfolio has improved. In addition, noninterest expense for the business segment in the first quarter of 2003 included $5.5 million of equipment financing related inventory write-downs. Net shared services costs increased in the first quarter of 2004, compared with the first quarter of 2003, due to higher transaction processing related costs generated by higher volumes from customer activities.
     The provision for credit losses was $34.0 million and $114.9 million in the first quarter of 2004 and first quarter of 2003, respectively, a decline of $80.9 million (70.4 percent). The favorable change in the provision for credit losses for the Wholesale Banking business segment was due to improving net charge-offs which declined to .32 percent of average loans in the first quarter of 2004, compared with 1.03 percent of average loans in the first quarter of 2003. The reduction in net charge-offs was attributable to improvements in credit quality driven by initiatives taken by the Company during the past three years, including asset workout strategies and reductions in commitments to certain industries and customers. Nonperforming assets within Wholesale Banking were $618.7 million at March 31, 2004, compared with $744.5 million at December 31, 2003, and

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2004	2003	Change	2004	2003	Change	2004	2003	Change	2004	2003	Change

$102.5	$87.0	17.8%	$148.8	$160.1	(7.1)%	$188.7	$171.0	10.4%	$1,779.0	$1,776.7	.1%
249.7	227.5	9.8	411.1	372.0	10.5	49.6	48.2	2.9	1,318.3	1,225.4	7.6
—	—	—	—	—	—	(.9)	34.9	*	—	140.7	*

352.2	314.5	12.0	559.9	532.1	5.2	237.4	254.1	(6.6)	3,097.3	3,142.8	(1.4)
141.7	143.5	(1.3)	180.4	176.1	2.4	196.2	149.6	31.1	1,228.8	1,201.9	2.2
15.0	16.5	(9.1)	34.6	38.7	(10.6)	1.4	1.5	(6.7)	226.1	235.1	(3.8)

156.7	160.0	(2.1)	215.0	214.8	.1	197.6	151.1	30.8	1,454.9	1,437.0	1.2

195.5	154.5	26.5	344.9	317.3	8.7	39.8	103.0	(61.4)	1,642.4	1,705.8	(3.7)
.9	.4	*	92.6	108.4	(14.6)	.4	(.1)	*	235.0	335.0	(29.9)

194.6	154.1	26.3	252.3	208.9	20.8	39.4	103.1	(61.8)	1,407.4	1,370.8	2.7
70.8	56.1	26.2	91.8	76.0	20.8	(98.8)	13.9	*	399.0	475.2	(16.0)

$123.8	$98.0	26.3	$160.5	$132.9	20.8	$138.2	$89.2	54.9	1,008.4	895.6	12.6

									—	(11.5)
									—	.7

									$1,008.4	$884.8

$1,634	$1,760	(7.2)%	$2,828	$2,741	3.2%	$141	$307	(54.1)%	$38,531	$41,590	(7.4)%
595	555	7.2	—	—	—	162	240	(32.5)	27,110	26,783	1.2
277	219	26.5	—	—	—	13	15	(13.3)	13,610	10,124	34.4
2,107	1,962	7.4	7,375	7,026	5.0	42	48	(12.5)	39,559	37,814	4.6

4,613	4,496	2.6	10,203	9,767	4.5	358	610	(41.3)	118,810	116,311	2.1
769	738	4.2	1,815	1,813	.1	—	306	*	6,052	6,328	(4.4)
357	427	(16.4)	649	702	(7.5)	9	49	(81.6)	2,096	2,271	(7.7)
6,366	6,263	1.6	13,052	13,015	.3	52,871	45,532	16.1	189,663	183,677	3.3
3,000	2,712	10.6	109	476	(77.1)	(239)	76	*	29,025	32,824	(11.6)
7,845	4,632	69.4	11	9	22.2	16	15	6.7	61,243	51,491	18.9
463	428	8.2	—	—	—	3,340	7,234	(53.8)	25,751	31,500	(18.3)

11,308	7,772	45.5	120	485	(75.3)	3,117	7,325	(57.4)	116,019	115,815	.2
2,123	1,952	8.8	3,025	2,989	1.2	3,003	3,265	(8.0)	19,584	18,808	4.1

U.S. Bancorp	25

$959.1 million at March 31, 2003. Nonperforming assets as a percentage of end-of-period loans were 1.44 percent, 1.76 percent and 2.11 percent as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively. While nonperforming asset levels continue to be elevated relative to the 1990’s, significant improvement in credit quality has been achieved with broad-based reductions across most industry sectors. The Company expects further improvements in nonperforming asset levels through 2004. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, branch ATM banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $321.2 million of the Company’s operating earnings for the first quarter of 2004, a decrease of $28.3 million (8.1 percent) compared with the first quarter of 2003. While the retail banking business grew net operating earnings by 18.6 percent from a year ago, the contribution of the mortgage banking business declined from the first quarter of 2003. The decrease in the mortgage banking business was primarily the result of a reduction in gains on the sale of securities of $105.8 million from sales occurring in the first quarter of 2003 that, generally, are utilized by the Company to offset MSR impairment. While the mortgage banking business recognized a $109.3 million MSR impairment in the first quarter of 2004, the Company decided not to sell higher yielding securities to offset the impairment within the mortgage banking business. For the Consumer Banking business, as a whole, the unfavorable variance in securities gains was partially offset by favorable growth in net interest income and fee-based revenues and lower noninterest expenses and credit losses.

     Total net revenue decreased $64.9 million (4.6 percent) in the first quarter of 2004, compared with the first quarter of 2003 due to the reduction in securities gains. Net interest income, on a taxable-equivalent basis, increased $4.0 million (.4 percent). Fee-based revenue increased $36.9 million (9.7 percent) and net securities gains decreased $105.8 million. The first quarter of 2004 increase in net interest income was due to growth in average loan balances, improved spreads on commercial loans, lower funding costs on non-earning asset balances, growth in average deposit balances and higher allocated equity balances. Partially offsetting these increases were the impact of declining interest rates on the funding benefit of consumer deposits and the reduction in mortgage loans held for sale balances attributable to the changing interest rate environment resulting in lower mortgage refinance activity. The increase in average loan balances of 8.8 percent reflected retail loan growth of 4.4 percent and growth in residential mortgages of 36.2 percent in the first quarter of 2004, compared with the first quarter of 2003. The category of residential mortgages includes first-lien home equity loans, which had a growth rate of 70.9 percent in the first quarter of 2004, compared with the first quarter of 2003. The year-over-year growth of traditional residential mortgages was 17.4 percent. Commercial real estate loan balances increased 7.6 percent, while commercial loan balances decreased 6.6 percent during the first quarter of 2004, compared with the first quarter of 2003. The increase in average deposits included growth in noninterest-bearing, interest checking, savings and money market account balances, partially offset by a reduction in balances associated with time deposits in the first quarter of 2004, compared with the first quarter of 2003. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products.
     Fee-based noninterest income was $416.7 million in the first quarter of 2004, an increase of $36.9 million (9.7 percent), compared with the first quarter of 2003. This growth was driven by deposit service charges, commercial products revenue, investment products fees and commissions and other revenue, partially offset by lower mortgage banking revenue and treasury management fees. The first quarter 2004 growth in fee-based revenue was attributable to new deposit account growth, pricing enhancements and increased sales.
     Noninterest expense was $724.8 million in the first quarter of 2004, compared with $741.0 million in the first quarter of 2003, a decrease of $16.2 million (2.2 percent). The decrease in noninterest expense was primarily attributable to a reduction in MSR impairment of $11.6 million, lower losses and lower net shared services costs, partially offset by higher marketing expenses and increased MSR amortization on the growing mortgage servicing portfolio. MSR impairment of $109.3 million in first quarter of 2004, compared with $120.9 million in the first quarter of 2003, was driven by a decline in interest rates in the first quarter of 2004 and a related increase in mortgage prepayments due to refinancing activities.

26	U.S. Bancorp

     The provision for credit losses decreased $4.3 million in the first quarter of 2004, compared with the first quarter of 2003. The improvement in the provision for credit losses in 2004 was primarily attributable to lower net charge-offs. As a percentage of average loans, net charge-offs declined to .70 percent in the first quarter of 2004, compared with .80 percent in the first quarter of 2003. The declines in net charge-offs included the commercial and retail loan portfolios. Retail loan net charge-offs declined by $11.4 million primarily resulting from ongoing collection efforts and risk management. Nonperforming assets within Consumer Banking were $394.2 million at March 31, 2004, compared with $367.0 million at December 31, 2003, and $360.2 million at March 31, 2003. The slight increase in nonperforming assets from year-end was principally due to higher levels of nonperforming assets associated with small business and community banking-based borrowers. Nonperforming assets as a percentage of end-of-period loans were ..68 percent, .64 percent and .68 percent as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund and alternative investment product services through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services, LLC. Private Client, Trust and Asset Management contributed $123.8 million of the Company’s operating earnings in the first quarter of 2004, an increase of 26.3 percent, compared with the first quarter of 2003. The increase was attributable to growth in total net revenue (12.0 percent) and lower noninterest expense.

     Total net revenue was $352.2 million in the first quarter of 2004, an increase of 12.0 percent, compared with the first quarter of 2003. Net interest income, on a taxable-equivalent basis, increased $15.5 million (17.8 percent) in the first quarter of 2004, compared with the first quarter of 2003. The increase in net interest income in the first quarter of 2004 was due to growth in total deposits of 45.5 percent, attributable to growth in noninterest-bearing deposits, savings products and time deposits, partially offset by the impact of declining interest rates on the funding benefit of deposits. Noninterest income increased $22.2 million (9.8 percent) in the first quarter of 2004, compared with the first quarter of 2003. The increase in noninterest income was primarily attributable to improvement in equity capital market conditions during the second half of 2003 and an increase in assets under management and related fees.
     Noninterest expense decreased $3.3 million (2.1 percent) in the first quarter of 2004, compared with the first quarter of 2003, resulting from cost savings and expense reductions primarily within compensation and employee benefits, net occupancy and equipment and intangible amortization.
     The provision for credit losses increased $.5 million in the first quarter of 2004, compared with the first quarter of 2003. The increase in the provision for credit losses was primarily due to an increase in commercial loan net charge-offs, partially offset by lower retail loan net charge-offs. Net charge-offs as a percentage of average loans were .08 percent in the first quarter of 2004, compared with .04 percent in the first quarter of 2003.

Payment Services includes consumer and business credit cards, corporate and purchasing card services, consumer lines of credit, ATM processing, merchant processing and debit cards. Payment Services contributed $160.5 million of the Company’s operating earnings in the first quarter of 2004, a 20.8 percent increase over the first quarter of 2003. The increase was due to growth in total net revenue (5.2 percent), essentially flat noninterest expense and a reduction in provision for credit losses (14.6 percent).

     Total net revenue was $559.9 million in the first quarter of 2004, an increase of $27.8 million (5.2 percent), compared with the first quarter of 2003. Net interest income decreased $11.3 million (7.1 percent) in the first quarter of 2004, compared with the first quarter of 2003, primarily due to a reduction in customer late fees, a decrease in average deposit balances and a decrease in the related funding benefit of net free funds due to declining interest rates. Noninterest income increased $39.1 million (10.5 percent) in the first quarter of 2004, compared with the first quarter of 2003. The increase in fee-based revenue in the first quarter of 2004 was driven by strong growth in credit card and debit card revenue (11.1 percent), corporate payment products revenue (10.2 percent) and merchant processing revenue (10.8 percent). The growth in credit card and debit card revenue was muted somewhat by the impact of the debit card antitrust settlement by VISA USA and Mastercard which lowered interchange rates on signature debit transactions commencing in the third quarter of 2003. Credit card and debit card revenue increased $14.1 million due to strong growth in sales

U.S. Bancorp	27

volumes. Corporate payment products revenue increased $8.8 million due to increases in sales volumes and pricing enhancements. Merchant processing revenue increased $13.8 million due to an increase in sales and transaction processing volumes, partially offset by lower processing spreads resulting from a change in the mix of merchant transaction volumes.
     Noninterest expense was $215.0 million in the first quarter of 2004, relatively unchanged compared with the first quarter of 2003. The increase in compensation and employee benefits resulting from growth in corporate payment products and merchant processing transaction volumes was primarily offset by lower third-party merchant processing costs and intangible amortization.
     The provision for credit losses was $92.6 million in the first quarter of 2004, a decrease of $15.8 million (14.6 percent), compared with the first quarter of 2003, due to lower net charge-offs of the business line. Net charge-offs were 3.65 percent of average loans in the first quarter of 2004, compared with 4.50 percent in the first quarter of 2003. The favorable change in credit losses was due to improvements in ongoing collection efforts and risk management, as well as an improvement in economic conditions from a year ago.
     In April 2004, the Company, through a European-owned affiliate of Nova Information Systems, entered into a definite agreement to purchase the remaining 50 percent ownership interest of euroConex Technologies Ltd (“euroConex”) from the Bank of Ireland. In addition, the Company’s European affiliate completed two separate transactions to acquire merchant processing portfolios in Poland and the United Kingdom. In connection with these transactions, euroConex will provide debit and credit card processing services to merchants, directly and through alliances with banking partners in these European markets. The buyout from the Bank of Ireland is expected to close during the second quarter of 2004.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of expenses associated with business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Treasury and Corporate Support recorded operating earnings of $138.2 million in the first quarter of 2004, an increase of $49.0 million (54.9 percent), compared with the first quarter of 2003.

     Total net revenue was $237.4 million in the first quarter of 2004, compared with total net revenue of $254.1 million in the first quarter of 2003. The decline of $16.7 million (6.6 percent) in total net revenue in the first quarter of 2004 was attributable to a reduction in securities gains of $35.8 million, partially offset by increases in net interest income of $17.7 million (10.4 percent) and noninterest income of $1.4 million (2.9 percent). The increase in net interest income was primarily attributable to the increase in average investment securities of $10.7 billion and lower interest costs on short-term borrowings and long-term debt. Investment securities increased in the first quarter of 2004 compared with the first quarter of 2003, reflecting the reinvestment of proceeds from declines in commercial loan balances and additional deposit growth. Noninterest expense was $197.6 million in the first quarter of 2004, compared with $151.1 million in the first quarter of 2003. The $46.5 million increase (30.8 percent) in the first quarter of 2004, compared with the first quarter of 2003, was primarily the result of $35.4 million in expense associated with the prepayment of a portion of the Company’s long-term debt.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses was a net charge of $.4 million in the first quarter of 2004, compared with a net recovery of $.1 million in the first quarter of 2003. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. The first quarter of 2004 reflected a $90.0 million reduction in income tax expense related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999.

28	U.S. Bancorp

ACCOUNTING CHANGES

     Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2004 and 2003 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

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

     Significant accounting policies are discussed in detail in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Those policies considered to be critical accounting policies are described below.

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
     Sensitivity analysis to the many factors impacting the allowance for credit losses is difficult. Some factors

U.S. Bancorp	29

are quantifiable while other factors require qualitative judgment. At March 31, 2004, quantifiable factors supporting the level of the allowance for other factors included approximately $20.0 million related to imprecision in risk ratings, $260.0 million for volatility of retail loss forecasts and $200.0 million for volatility of one-year loss forecasts. The remaining allowance for other factors of approximately $280.0 million was related to qualitative factors including uncertainty in the economy from changes in unemployment rates, the level of bankruptcies, concentration risks, including risks associated with the transportation sector and highly leveraged enterprise-value credits, and other qualitative factors. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.

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

Mortgage Servicing Rights MSRs are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at March 31, 2004, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $107 million and $152 million, respectively. An upward movement in interest rates at March 31, 2004, of 25 and 50 basis points would increase the value of the MSRs by approximately $101 million and $143 million, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

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

U.S. Bancorp	31

U.S. Bancorp
Consolidated Balance Sheet

	March 31,	December 31,
(Dollars in Millions)	2004	2003

	(Unaudited)
Assets
Cash and due from banks	$7,177	$8,630
Investment securities
Held-to-maturity (fair value $145 and $161, respectively)	137	152
Available-for-sale	45,268	43,182
Loans held for sale	1,644	1,433
Loans
Commercial	39,006	38,526
Commercial real estate	27,215	27,242
Residential mortgages	13,717	13,457
Retail	39,945	39,010

Total loans	119,883	118,235
Less allowance for loan losses	(2,238)	(2,369)

Net loans	117,645	115,866
Premises and equipment	1,924	1,957
Customers’ liability on acceptances	148	121
Goodwill	6,095	6,025
Other intangible assets	2,025	2,124
Other assets	10,030	9,796

Total assets	$192,093	$189,286

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$31,086	$32,470
Interest-bearing	74,262	74,749
Time deposits greater than $100,000	13,616	11,833

Total deposits	118,964	119,052
Short-term borrowings	13,431	10,850
Long-term debt	30,851	31,215
Junior subordinated debentures	2,717	2,601
Acceptances outstanding	148	121
Other liabilities	6,530	6,205

Total liabilities	172,641	170,044
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 3/31/04 and 12/31/03 — 1,972,643,007 shares	20	20
Capital surplus	5,832	5,851
Retained earnings	15,059	14,508
Less cost of common stock in treasury: 3/31/04 — 71,475,817 shares; 12/31/03 — 49,722,856 shares	(1,853)	(1,205)
Other comprehensive income	394	68

Total shareholders’ equity	19,452	19,242

Total liabilities and shareholders’ equity	$192,093	$189,286

See Notes to Consolidated Financial Statements.

32	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2004	2003

Interest Income
Loans	$1,747.0	$1,836.7
Loans held for sale	19.9	59.6
Investment securities
Taxable	464.0	396.1
Non-taxable	5.3	8.9
Other interest income	21.9	29.9

Total interest income	2,258.1	2,331.2
Interest Expense
Deposits	227.0	306.6
Short-term borrowings	49.9	39.5
Long-term debt	185.9	184.3
Junior subordinated debentures	23.5	31.4

Total interest expense	486.3	561.8

Net interest income	1,771.8	1,769.4
Provision for credit losses	235.0	335.0

Net interest income after provision for credit losses	1,536.8	1,434.4
Noninterest Income
Credit and debit card revenue	141.8	127.4
Corporate payment products revenue	94.8	86.0
ATM processing services	42.2	42.4
Merchant processing services	141.1	127.3
Trust and investment management fees	248.6	228.6
Deposit service charges	185.2	163.2
Treasury management fees	117.5	112.0
Commercial products revenue	110.4	104.2
Mortgage banking revenue	94.2	95.4
Investment products fees and commissions	39.3	35.1
Securities gains, net	—	140.7
Other	103.2	103.8

Total noninterest income	1,318.3	1,366.1
Noninterest Expense
Compensation	535.8	546.0
Employee benefits	100.2	91.7
Net occupancy and equipment	155.7	161.3
Professional services	32.4	26.4
Marketing and business development	35.3	29.8
Technology and communications	101.7	104.9
Postage, printing and supplies	61.6	60.4
Other intangibles	226.1	235.1
Merger and restructuring-related charges	—	17.6
Other	206.1	181.4

Total noninterest expense	1,454.9	1,454.6

Income from continuing operations before income taxes	1,400.2	1,345.9
Applicable income taxes	391.8	461.8

Income from continuing operations	1,008.4	884.1
Income from discontinued operations (after-tax)	—	.7

Net income	$1,008.4	$884.8

Earnings Per Share
Income from continuing operations	$.53	$.46
Discontinued operations	—	—

Net income	$.53	$.46

Diluted Earnings Per Share
Income from continuing operations	$.52	$.46
Discontinued operations	—	—

Net income	$.52	$.46

Dividends declared per share	$.240	$.205

Average common shares outstanding	1,915.4	1,919.0
Average diluted common shares outstanding	1,941.1	1,925.6

See Notes to Consolidated Financial Statements.

U.S. Bancorp	33

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2002	1,916,956,560	$20	$5,799	$13,105	$(1,272)	$784	$18,436
Net income				885			885
Unrealized loss on securities available for sale						(97)	(97)
Unrealized loss on derivatives						(169)	(169)
Foreign currency translation adjustment						6	6
Realized gain on derivatives						188	188
Reclassification adjustment for gains realized in net income						(153)	(153)
Income taxes						86	86

Total comprehensive income							746
Cash dividends declared on common stock				(394)			(394)
Issuance of common and treasury stock	2,492,344		(21)		58		37
Stock option and restricted stock grants			37				37
Shares reserved to meet deferred compensation obligations	(398,944)		8		(8)		—

Balance March 31, 2003	1,919,049,960	$20	$5,823	$13,596	$(1,222)	$645	$18,862

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242
Net income				1,008			1,008
Unrealized gain on securities available for sale						484	484
Unrealized gain on derivatives						53	53
Foreign currency translation adjustment						(2)	(2)
Realized gain on derivatives						3	3
Reclassification adjustment for gains realized in net income						(12)	(12)
Income taxes						(200)	(200)

Total comprehensive income							1,334
Cash dividends declared on common stock				(457)			(457)
Issuance of common and treasury stock	12,514,253		(40)		311		271
Purchase of treasury stock	(33,824,803)				(947)		(947)
Stock option and restricted stock grants			12				12
Shares reserved to meet deferred compensation obligations	(442,411)		9		(12)		(3)

Balance March 31, 2004	1,901,167,190	$20	$5,832	$15,059	$(1,853)	$394	$19,452

See Notes to Consolidated Financial Statements.

34	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,

(Dollars in Millions)
(Unaudited)	2004	2003

Operating Activities
Net cash provided by (used in) operating activities	$1,239.5	$2,391.5
Investing Activities
Proceeds from sales of available-for-sale investment securities	335.2	3,579.5
Proceeds from maturities of investment securities	1,974.2	4,576.3
Purchases of investment securities	(3,913.5)	(12,787.3)
Net (increase) decrease in loans outstanding	(1,748.6)	(1,566.5)
Proceeds from sales of loans	458.5	617.7
Purchases of loans	(598.0)	(211.2)
Proceeds from sales of premises and equipment	7.4	11.5
Purchases of premises and equipment	(31.1)	(36.9)
Other, net	(117.8)	(2.0)

Net cash provided by (used in) investing activities	(3,633.7)	(5,818.9)
Financing Activities
Net increase (decrease) in deposits	(88.6)	(312.8)
Net increase (decrease) in short-term borrowings	2,581.6	(1,230.6)
Principal payments on long-term debt	(4,389.8)	(1,214.3)
Proceeds from issuance of long-term debt	3,950.6	4,698.8
Proceeds from issuance of common stock	230.7	31.8
Repurchase of common stock	(965.6)	—
Cash dividends paid	(462.3)	(373.8)

Net cash provided by (used in) financing activities	856.6	1,599.1

Change in cash and cash equivalents	(1,537.6)	(1,828.3)
Cash and cash equivalents at beginning of period	8,782.2	11,192.1

Cash and cash equivalents at end of period	$7,244.6	$9,363.8

See Notes to Consolidated Financial Statements.

U.S. Bancorp	35

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. In the opinion of management of U.S. Bancorp (the “Company”), all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Accounting policies for the lines of business are generally the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Table 12 “Line of Business Financial Performance” provides details of segment results. This information is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 2	Accounting Changes

Loan Commitments On March 9, 2004, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments accounted for as derivative instruments effective for commitments entered into after March 31, 2004. The guidance clarifies that expected future cash flows related to the servicing of the loan may be recognized only when the servicing asset has been contractually separated from the underlying loan by sale with servicing retained. The Company is currently assessing the impact of this guidance on its financial statements.

Variable Interest Entities In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003) (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” are not required to be consolidated under the provisions of FIN 46. The Company adopted the provisions of FIN 46, as revised, as of March 31, 2004.

     The Company sponsors and wholly owns 100% of the common equity of several trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts are the sole assets of each trust. In March 2004, as a result of adopting the provisions of FIN 46, the Company was required to de-consolidate these subsidiary trusts from its financial statements. The de-consolidation of the net assets and results of operations of the trusts had an insignificant impact on the Company’s financial statements and liquidity position since the Company continues to be obligated to repay the Debentures held by the trusts and guarantees repayment of the Trust Preferred Securities issued by the trusts. The Trust Preferred Securities held by the trusts qualify as Tier 1 capital for the Company under the Federal Reserve Board guidelines. The banking regulatory agencies have issued guidance that continues the current regulatory capital treatment for Trust Preferred Securities until further notice.
     The Company has relationships with certain special purpose entities. Because the Company’s investment securities conduit and the asset-backed securitizations are QSPEs, which are exempt from consolidation under the

36	U.S. Bancorp

provisions of FIN 46, the Company does not believe that FIN 46 requires the consolidation of the conduit or securitizations in its financial statements. With respect to other interests in entities subject to FIN 46, the adoption of FIN 46 did not have a material impact on the Company’s financial statements.

Note 3	Discontinued Operations

On December 31, 2003, the Company completed the distribution of all of the outstanding shares of common stock of Piper Jaffray Companies to its shareholders. This non-cash distribution was tax-free to the Company, its shareholders and Piper Jaffray Companies. In connection with the December 31, 2003 distribution, the results of Piper Jaffray Companies for 2003 are reported in the Company’s Consolidated Statement of Income separately as discontinued operations.

The following table represents the condensed results of operations for discontinued operations for the first quarter of 2003:

Three Months Ended (Dollars in Millions)	March 31, 2003

Revenues	$167.2
Noninterest expense	166.2

Income from discontinued operations	1.0
Costs of disposal	.3
Income taxes	—

Discontinued operations, net of tax	$.7

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

Note 4	Investment Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	March 31, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$13	$—	$—	$13	$14	$—	$—	$14
Obligations of state and political subdivisions	124	11	(3)	132	138	11	(2)	147

Total held-to-maturity securities	$137	$11	$(3)	$145	$152	$11	$(2)	$161

Available-for-sale (b)
U.S. Treasury and agencies	$1,613	$11	$(47)	$1,577	$1,634	$10	$(69)	$1,575
Mortgage-backed securities	41,982	387	(150)	42,219	40,229	203	(407)	40,025
Asset-backed securities	194	4	(2)	196	250	5	(3)	252
Obligations of states and political subdivisions	296	12	—	308	335	13	—	348
Other securities and investments	965	15	(12)	968	993	9	(20)	982

Total available-for-sale securities	$45,050	$429	$(211)	$45,268	$43,441	$240	$(499)	$43,182

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

U.S. Bancorp	37

     The fair value of available-for-sale investments shown above includes investments totaling $266.8 million with unrealized losses of $10.1 million which have been in an unrealized loss position for greater than 12 months. The investments primarily represent 43 trust preferred securities from 13 bank issuers. All principal and interest payments are expected to be collected given the high credit quality of the bank holding company issuers and the Company’s ability and intent to hold the investments until such time as the value recovers or maturity. All other available-for-sale investments with unrealized losses have an aggregate fair value of $11.8 billion and have been in an unrealized loss position for less than 12 months and primarily represent fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of the investments. The Company has the ability to hold these investments until such time as the value recovers or maturity.

     The weighted average maturity of the available-for-sale investment securities was 4.62 years at March 31, 2004, compared with 5.12 years at December 31, 2003. The corresponding weighted average yields were 4.20% and 4.27%, respectively. The weighted average maturity of the held-to-maturity investment securities was 5.79 years at March 31, 2004, compared with 6.16 years at December 31, 2003. The corresponding weighted averaged yields were 6.30% and 6.05%, respectively.
     Securities carried at $35.5 billion at March 31, 2004, and $31.0 billion at December 31, 2003, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $4.0 billion and $3.6 billion at March 31, 2004, and December 31, 2003, respectively.

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities.

	Three Months Ended
	March 31,

(Dollars in Millions)	2004	2003

Realized gains	$1.0	$141.8
Realized losses	(1.0)	(1.1)

Net realized gains	$—	$140.7

Income tax on net realized gains	$—	$53.5

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding as of March 31, 2004, refer to Table 5 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

38	U.S. Bancorp

Note 5	Loans

The composition of the loan portfolio was as follows:

	March 31, 2004		December 31, 2003

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$34,165	28.5%	$33,536	28.4%
Lease financing	4,841	4.0	4,990	4.2

Total commercial	39,006	32.5	38,526	32.6
Commercial real estate
Commercial mortgages	20,623	17.2	20,624	17.4
Construction and development	6,592	5.5	6,618	5.6

Total commercial real estate	27,215	22.7	27,242	23.0
Residential mortgages
Residential mortgages	7,705	6.5	7,332	6.2
Home equity loans, first liens	6,012	5.0	6,125	5.2

Total residential mortgages	13,717	11.5	13,457	11.4
Retail
Credit card	5,815	4.8	5,933	5.0
Retail leasing	6,365	5.3	6,029	5.1
Home equity and second mortgages	13,515	11.3	13,210	11.2
Other retail
Revolving credit	2,477	2.1	2,540	2.1
Installment	2,441	2.0	2,380	2.0
Automobile	7,425	6.2	7,165	6.1
Student	1,907	1.6	1,753	1.5

Total other retail	14,250	11.9	13,838	11.7

Total retail	39,945	33.3	39,010	33.0

Total loans	$119,883	100.0%	$118,235	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.4 billion and $1.5 billion at March 31, 2004, and December 31, 2003, respectively.

     During the first quarter of 2004, the Company reclassified $131.4 million of its allowance for credit losses related to commercial off-balance sheet loan commitments and letters of credit to a separate liability account.

Note 6	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $57.7 billion and $53.9 billion at March 31, 2004, and December 31, 2003, respectively.

The net carrying value of capitalized mortgage servicing rights was as follows:

	March 31,	December 31,
(Dollars in Millions)	2004	2003

Initial carrying value, net of amortization	$901	$830
Impairment valuation allowance	(267)	(160)

Net carrying value	$634	$670

U.S. Bancorp	39

Changes in capitalized mortgage servicing rights are summarized as follows:

	Three Months Ended	Year Ended
(Dollars in Millions)	March 31, 2004	December 31, 2003

Balance at beginning of period	$670	$642
Rights purchased	59	55
Rights capitalized	59	338
Amortization	(45)	(156)
Rights sold	—	—
Impairment	(109)	(209)

Balance at end of period	$634	$670

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	March 31,	December 31,
(Dollars in Millions)	2004	2003

Fair value	$634	$670
Expected weighted-average life (in years)	4.2	5.2
Discount rate	9.9%	9.9%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at March 31, 2004, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(152)	$(107)	$101	$143

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

A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of March 31, 2004, is as follows:

		U.S. Bank Home Mortgage

	Leader
(Dollars in Millions)	Mortgage	Conventional	Government	Total

Servicing portfolio	$7,956	$40,678	$9,033	$57,667
Fair market value	$131	$386	$117	$634
Value (bps)	165	95	130	110
Weighted-average servicing fees (bps)	44	34	46	37
Multiple (value/servicing fees)	3.75	2.79	2.83	2.97
Weighted-average note rate	6.45%	5.77%	6.25%	5.94%
Age (in years)	3.4	1.3	1.9	1.7
Expected life (in years)	6.7	3.8	3.9	4.2
Discount rate	10.1%	9.6%	11.0%	9.9%

40	U.S. Bancorp

Note 7	Intangible Assets

The following table reflects the changes in the carrying value of goodwill for the three months ended March 31, 2004:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Company

Balance at December 31, 2003	$1,225	$2,242	$742	$1,816	$6,025
Goodwill acquired	—	—	70	—	70
Disposal	—	—	—	—	—

Balance at March 31, 2004	$1,225	$2,242	$812	$1,816	$6,095

Intangible assets consisted of the following:

	Estimated	Amortization	March 31,	December 31,
(Dollars in Millions)	Life (a)	Method (b)	2004	2003

Goodwill	—	—	$6,095	$6,025
Merchant processing contracts	8 years	AC	527	552
Core deposit benefits	10 years/6 years	SL/AC	396	417
Mortgage servicing rights	4 years	AC	634	670
Trust relationships	15 years/10 years	SL/AC	299	311
Other identified intangibles	8 years/9 years	SL/AC	169	174

Total			$8,120	$8,149

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted-average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b)	Amortization methods:	SL = straight line method
AC = accelerated methods generally based on cash flows

Aggregate amortization and impairment expense consisted of the following:

	Three Months Ended
	March 31,

(Dollars in Millions)	2004	2003

Merchant processing contracts	$27.8	$32.2
Core deposit benefits	20.9	22.1
Mortgage servicing rights	154.5	156.7
Trust relationships	11.8	13.2
Other identified intangibles	11.1	10.9

Total	$226.1	$235.1

Below is the estimated amortization expense for the years ending:

(Dollars in Millions)

Remaining 2004	$362.0
2005	369.6
2006	300.2
2007	249.6
2008	196.8

U.S. Bancorp	41

Note 8	Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trusts

The following table is a summary of the debt obligations relating to unconsolidated subsidiary trusts holding junior subordinated debentures of the Company as of March 31, 2004:

		Trust
		Preferred					Earliest
	Issuance	Securities	Debentures	Rate			Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount (a)	Type (b)	Rate	Maturity Date	Date

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75	May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	1.88	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	1.98	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32	December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09	November 2026	November 15, 2006

(a)	Junior subordinated debentures issued to unconsolidated subsidiary trusts that are designated in fair value hedges at March 31, 2004, are recorded on the balance sheet at fair value. Carrying value includes a fair value adjustment of $92 million related to hedges on certain junior subordinated debentures, as well as prepaid issuance fees of $(4) million.
(b)	The variable-rate Trust Preferred Securities and Debentures reprice quarterly based on three-month LIBOR.

Note 9	Shareholders’ Equity

At March 31, 2004, and December 31, 2003, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,901.2 million and 1,922.9 million shares of common stock outstanding at March 31, 2004, and December 31, 2003, respectively.

     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of outstanding common stock throughout 2003. In 2003, the Company repurchased 7.0 million shares of common stock under the plan, which expired in December of 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the following 24 months. This repurchase program replaced the Company’s December 18, 2001, program. In the first quarter of 2004, the Company purchased 33.8 million shares under the December 2003 plan.

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended
	March 31,

(Dollars and Shares in Millions, Except Per Share Data)	2004	2003

Income from continuing operations	$1,008.4	$884.1
Income from discontinued operations (after-tax)	—	.7

Net income	$1,008.4	$884.8

Average common shares outstanding	1,915.4	1,919.0
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	25.7	6.6

Average diluted common shares outstanding	1,941.1	1,925.6

Earnings per share
Income from continuing operations	$.53	$.46
Discontinued operations	—	—

Net income	$.53	$.46

Diluted earnings per share
Income from continuing operations	$.52	$.46
Discontinued operations	—	—

Net income	$.52	$.46

42	U.S. Bancorp

For the three months ended March 31, 2004, and 2003, options to purchase 39 million and 143 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits

Retirement Plans The following table sets forth the components of net periodic benefit cost (income) for the retirement plans for the three months ended March 31, 2004:

		Post-
		Retirement
	Pension	Medical
(Dollars in Millions)	Plans	Plans

Components of net periodic benefit cost (income)
Service cost	$14.6	$.9
Interest cost	26.9	4.8
Expected return on plan assets	(50.8)	(.4)
Net amortization and deferral	(1.6)	—
Recognized actuarial loss	7.6	.9

Net periodic benefit cost (income)	$(3.3)	$6.2

The information for the components of the net periodic benefit cost (income) for the three months ended March 31, 2003, was not readily available.

Healthcare Postretirement Benefit Plans In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Staff Position 106-1, “Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” permits deferring the accounting for the effects of the Act until authoritative guidance on accounting for the federal subsidy is issued. The Company has elected to defer accounting for the effects of this new law until the specific authoritative guidance is issued. We believe the impact of this new law will be immaterial to the Company’s financial statements.

Note 12	Income Taxes

The components of income tax expense were:

	Three Months Ended
	March 31,

(Dollars in Millions)	2004	2003

Federal
Current	$278.1	$358.3
Deferred	65.8	54.5

Federal income tax	343.9	412.8
State
Current	35.7	35.0
Deferred	12.2	14.0

State income tax	47.9	49.0

Total income tax provision	$391.8	$461.8

U.S. Bancorp	43

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

	Three Months Ended
	March 31,

(Dollars in Millions)	2004	2003

Tax at statutory rate (35%)	$490.1	$471.1
State income tax, at statutory rates, net of federal tax benefit	31.1	32.9
Tax effect of
Resolution of federal income tax examinations	(90.0)	—
Tax credits	(31.2)	(26.6)
Tax-exempt interest, net	(5.4)	(5.9)
Other items	(2.8)	(9.7)

Applicable income taxes	$391.8	$461.8

Included in the first quarter of 2004 was a reduction in income tax expense related to the resolution of federal income tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999. The resolution of these cycles was the result of a series of negotiations held between the Company and representatives of the Internal Revenue Service at both the examination and appellate levels. The resolution of these matters and the taxing authorities’ acceptance of submitted claims and tax return adjustments resulted in the reduction of estimated income tax liabilities.

     The Company’s net deferred tax liability was $1,909.6 million at March 31, 2004, and $1,556.4 million at December 31, 2003.

Note 13	Guarantees and Contingent Liabilities

COMMITMENTS TO EXTEND CREDIT

Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company’s exposure to credit loss in the event of default by the borrower. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management’s credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.

LETTERS OF CREDIT

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, receivables, inventory, equipment and real estate. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at March 31, 2004, were approximately $10.0 billion with a weighted average term of approximately 23 months. The estimated fair value of standby letters of credit was approximately $77.9 million at March 31, 2004.

44	U.S. Bancorp

GUARANTEES

Guarantees are contingent commitments issued by the Company to customers or other third-parties. The Company’s guarantees primarily include parent guarantees related to subsidiaries’ third-party borrowing arrangements; third-party performance guarantees inherent in the Company’s business operations such as indemnified securities lending programs and merchant charge-back guarantees; indemnification or buy-back provisions related to certain asset sales; and contingent consideration arrangements related to acquisitions. For certain guarantees, the Company has recorded a liability related to the potential obligation, or has access to collateral to support the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees. The estimated fair value of guarantees, other than standby letters of credit, was approximately $125 million at March 31, 2004.

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2014. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $1.5 billion at March 31, 2004. The Company’s recorded liabilities as of March 31, 2004, included $38.3 million representing outstanding amounts owed to these third-parties and required to be recorded on balance sheet in accordance with accounting principles generally accepted in the United States.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements was approximately $12.4 billion at March 31, 2004, and represented the market value of the securities lent to third-parties. At March 31, 2004, the Company held assets with a market value of $12.8 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $619.4 million at March 31, 2004, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

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

     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months this amount totaled approximately $37.4 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to

U.S. Bancorp	45

merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At March 31, 2004, the Company held $28.3 million of merchant escrow deposits as collateral.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At March 31, 2004, the value of future delivery airline tickets purchased was approximately $1.7 billion, and the Company held collateral of $225.0 million in escrow deposits and lines of credit related to airline customer transactions.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2004, the Company recorded a liability for potential losses of $23.9 million.

Other Guarantees The Company provides a liquidity facility to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against this facility is remote, the maximum potential future payments guaranteed by the Company under this arrangement was approximately $7.0 billion at March 31, 2004. The recorded fair value of the Company’s liability for the liquidity facility was $43.0 million at March 31, 2004, and was recorded on the balance sheet in other liabilities.

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

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

Money Market Investments Money market investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	March 31,	December 31,
(Dollars in Millions)	2004	2003

Interest-bearing deposits	$6	$4
Federal funds sold	61	109
Securities purchased under agreements to resell	—	39

Total money market investments	$67	$152

46	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended March 31,

	2004			2003

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

Assets
Taxable securities	$44,307	$464.0	4.19%	$33,508	$396.1	4.73%	32.2%
Non-taxable securities	437	7.7	7.08	712	12.6	7.08	(38.6)
Loans held for sale	1,445	19.9	5.52	4,041	59.6	5.90	(64.2)
Loans (b)
Commercial	38,531	545.3	5.69	41,590	588.4	5.72	(7.4)
Commercial real estate	27,110	374.0	5.55	26,783	400.5	6.07	1.2
Residential mortgages	13,610	197.5	5.82	10,124	162.2	6.44	34.4
Retail	39,559	634.9	6.46	37,814	689.1	7.39	4.6

Total loans	118,810	1,751.7	5.93	116,311	1,840.2	6.41	2.1
Other earning assets	1,360	22.0	6.49	1,554	30.0	7.81	(12.5)

Total earning assets	166,359	2,265.3	5.47	156,126	2,338.5	6.05	6.6
Allowance for loan losses	(2,431)			(2,506)			(3.0)
Unrealized gain (loss) on available-for-sale securities	(14)			612			*
Other assets (c)	25,749			29,445			(12.6)

Total assets	$189,663			$183,677			3.3

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,025			$32,824			(11.6)
Interest-bearing deposits
Interest checking	20,948	18.8	.36	17,536	22.5	.52	19.5
Money market accounts	34,397	67.4	.79	28,683	75.5	1.07	19.9
Savings accounts	5,898	4.5	.31	5,272	5.3	.41	11.9
Time certificates of deposit less than $100,000	13,618	90.6	2.68	17,218	133.2	3.14	(20.9)
Time deposits greater than $100,000	12,133	45.7	1.51	14,282	70.1	1.99	(15.0)

Total interest-bearing deposits	86,994	227.0	1.05	82,991	306.6	1.50	4.8
Short-term borrowings	13,419	49.9	1.50	9,209	39.5	1.74	45.7
Long-term debt	31,927	185.9	2.34	29,488	184.3	2.53	8.3
Junior subordinated debentures	2,626	23.5	3.57	2,981	31.4	4.21	(11.9)

Total interest-bearing liabilities	134,966	486.3	1.45	124,669	561.8	1.82	8.3
Other liabilities (d)	6,088			7,376			(17.5)
Shareholders’ equity	19,584			18,808			4.1

Total liabilities and shareholders’ equity	$189,663			$183,677			3.3%

Net interest income		$1,779.0			$1,776.7

Gross interest margin			4.02%			4.23%

Gross interest margin without taxable-equivalent increments			4.00			4.21

Percent of Earning Assets
Interest income			5.47%			6.05%
Interest expense			1.18			1.46

Net interest margin			4.29			4.59

Net interest margin without taxable-equivalent increments			4.27%			4.57%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,625 million of earning assets from discontinued operations in first quarter 2003.
(d)	Includes approximately $1,077 million of interest-bearing liabilities from discontinued operations in first quarter 2003.

U.S. Bancorp	47

Part II — Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities — Refer to the “Capital Management” section within Management’s Discussion and Analysis for information regarding shares repurchased by the Company during the first quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders — The 2004 Annual Meeting of Shareholders of U.S. Bancorp was held Tuesday, April 20, 2004, at the Omni Los Angeles Hotel, Los Angeles, California. Jerry A. Grundhofer, Chairman, President and Chief Executive Officer, presided.

     The holders of 1,632,900,563 shares of common stock, 85.1 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. The candidates for election as Class III Directors listed in the proxy statement were elected to serve three-year terms expiring at the annual shareholders’ meeting in 2007 and the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, was ratified. The following shareholder proposals were not approved: (i) a proposal to require shareholder approval of certain supplemental executive retirement benefits, and (ii) a proposal to replace our current system of compensation for senior executives. A shareholder proposal for the elimination of the supermajority voting provisions in the Company’s Restated Certificate of Incorporation was approved.

Summary of Matters Voted Upon by Shareholders

	Number of Shares

	For	Withheld

Election of Class III Directors:
Vicki Buyniski Gluckman	1,175,061,256	457,839,306
Arthur D. Collins, Jr.	1,261,513,246	371,387,316
Jerry W. Levin	1,260,510,504	372,390,058
Thomas E. Petry	1,196,401,787	436,498,775
Richard G. Reiten	1,110,223,662	522,676,900
	For	Against	Abstain	Broker Non-Vote

Ratification of Independent Auditors	1,500,023,717	117,292,260	15,584,580	N/A
Proposal for Replacing Current System of Executive Compensation	157,270,702	1,171,101,668	34,326,539	270,201,654
Proposal for Shareholder Approval of Certain Supplemental Executive Retirement Benefits	488,314,955	839,461,319	34,911,574	270,212,715
Proposal for Elimination of Supermajority Voting	901,899,089	434,212,758	26,570,726	270,217,990

     For a copy of the meeting minutes, please write to the Office of the Secretary, U.S. Bancorp, 800 Nicollet Mall, Minneapolis, Minnesota 55402.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     During the quarter ended March 31, 2004, and through the date of this report, the Company filed the following Current Reports on
Form 8-K:

•	Form 8-K dated January 9, 2004, announcing the Company’s adoption of the “fair value” method of accounting for stock-based compensation.
•	Form 8-K dated January 20, 2004, relating to fourth quarter 2003 earnings.
•	Form 8-K dated April 20, 2004, relating to first quarter 2004 earnings.

48	U.S. Bancorp

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

DATE: May 10, 2004

U.S. Bancorp	49

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended
(Dollars in Millions)			March 31, 2004

Earnings
1.	Net income		$1,008.4
2.	Applicable income taxes		391.8

3.	Net income before taxes (1 + 2)		$1,400.2

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$259.3
	b.	Portion of rents representative of interest and amortization of debt expense	17.1

	c.	Fixed charges excluding interest on deposits (4a + 4b)	276.4
	d.	Interest on deposits	227.0

	e.	Fixed charges including interest on deposits (4c + 4d)	$503.4

5.	Amortization of interest capitalized		$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,676.6
7.	Earnings including interest on deposits (3 + 4e + 5)		1,903.6
8.	Fixed charges excluding interest on deposits (4c)		276.4
9.	Fixed charges including interest on deposits (4e)		503.4

Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/ line 8)		6.07
11.	Including interest on deposits (line 7/ line 9)		3.78

50	U.S. Bancorp

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

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chief Executive Officer

Dated: May 10, 2004

U.S. Bancorp	51

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

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ DAVID M. MOFFETT

David M. Moffett
Chief Financial Officer

Dated: May 10, 2004

52	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JERRY A. GRUNDHOFER Jerry A. Grundhofer Chief Executive Officer	/s/ DAVID M. MOFFETT David M. Moffett Chief Financial Officer

Dated: May 10, 2004

U.S. Bancorp	53

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