Form 10-Q
period 2004-06-30
US BANCORP \DE\
filed 2004-08-09
CIK 36104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES   X   NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X   NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 Par Value	Outstanding as of July 31, 2004 1,879,282,790 shares

Management’s Discussion and Analysis
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Shareholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)
Part II -- Other Information
Corporate Information
Amendment of Employment Agreement-Jerry A. Grundhofer

Table of Contents and Form 10-Q Cross Reference Index

Part I — Financial Information
1)	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)
	a)	Overview	3
	b)	Statement of Income Analysis	5
	c)	Balance Sheet Analysis	9
	d)	Accounting Changes	31
	e)	Critical Accounting Policies	31
	f)	Controls and Procedures (Item 4)	33
2)	Quantitative and Qualitative Disclosures About Market Risk / Corporate Risk Profile (Item 3)
	a)	Overview	11
	b)	Credit Risk Management	11
	c)	Residual Risk Management	16
	d)	Operational Risk Management	16
	e)	Interest Rate Risk Management	18
	f)	Market Risk Management	21
	g)	Liquidity Risk Management	21
	h)	Capital Management	23
3)	Line of Business Financial Review		24
4)	Financial Statements (Item 1)		36
Part II — Other Information
1)	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Item 2)		54
2)	Submission of Matters to a Vote of Security Holders (Item 4)		54
3)	Exhibits and Reports on Form 8-K (Item 6)		54
4)	Signature		55
5)	Exhibits		56

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

U.S. Bancorp	1

Table 1	Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis) (a)	$1,779.4	$1,798.6	(1.1)%	$3,558.4	$3,575.3	(.5)%
Noninterest income	1,413.4	1,259.8	12.2	2,731.7	2,485.2	9.9
Securities gains (losses), net	(171.7)	213.1	*	(171.7)	353.8	*

Total net revenue	3,021.1	3,271.5	(7.7)	6,118.4	6,414.3	(4.6)
Noninterest expense	1,232.6	1,546.6	(20.3)	2,687.5	3,001.2	(10.5)
Provision for credit losses	204.5	323.0	(36.7)	439.5	658.0	(33.2)

Income from continuing operations before taxes	1,584.0	1,401.9	13.0	2,991.4	2,755.1	8.6
Taxable-equivalent adjustment	7.0	6.7	4.5	14.2	14.0	1.4
Applicable income taxes	540.1	480.2	12.5	931.9	942.0	(1.1)

Income from continuing operations	1,036.9	915.0	13.3	2,045.3	1,799.1	13.7
Discontinued operations (after-tax)	—	4.9	*	—	5.6	*

Net income	$1,036.9	$919.9	12.7	$2,045.3	$1,804.7	13.3

Per Common Share
Earnings per share from continuing operations	$.55	$.48	14.6%	$1.07	$.94	13.8%
Diluted earnings per share from continuing operations	.54	.47	14.9	1.06	.93	14.0
Earnings per share	.55	.48	14.6	1.07	.94	13.8
Diluted earnings per share	.54	.48	12.5	1.06	.94	12.8
Dividends declared per share	.240	.205	17.1	.480	.410	17.1
Book value per share	9.91	10.14	(2.3)
Market value per share	27.56	24.50	12.5
Average common shares outstanding	1,891.6	1,922.3	(1.6)	1,903.5	1,920.6	(.9)
Average common diluted shares outstanding	1,913.4	1,931.6	(.9)	1,927.3	1,928.6	(.1)
Financial Ratios
Return on average assets	2.19%	1.97%		2.16%	1.96%
Return on average equity	21.9	19.0		21.3	19.0
Net interest margin (taxable-equivalent basis)	4.28	4.52		4.28	4.56
Efficiency ratio (b)	38.6	50.6		42.7	49.5
Average Balances
Loans	$121,161	$117,803	2.9%	$119,985	$117,061	2.5%
Loans held for sale	1,987	3,728	(46.7)	1,716	3,884	(55.8)
Investment securities	42,489	36,142	17.6	43,617	35,187	24.0
Earning assets	166,990	159,425	4.7	166,674	157,784	5.6
Assets	190,430	187,055	1.8	190,046	185,375	2.5
Noninterest-bearing deposits	30,607	32,515	(5.9)	29,815	32,669	(8.7)
Deposits	117,116	116,151	.8	116,567	115,984	.5
Short-term borrowings	15,310	8,982	70.5	14,365	9,096	57.9
Long-term debt and junior subordinated debentures	30,354	32,273	(5.9)	31,140	30,888	.8
Total shareholders’ equity	19,043	19,435	(2.0)	19,314	19,122	1.0

	June 30, 2004	December 31, 2003

Period End Balances
Loans	$122,830	$118,235	3.9%
Allowance for loan losses	2,244	2,369	(5.3)
Investment securities	40,285	43,334	(7.0)
Assets	190,230	189,286	.5
Deposits	119,927	119,052	.7
Long-term debt and junior subordinated debentures	33,665	33,816	(.4)
Total shareholders’ equity	18,675	19,242	(2.9)
Regulatory capital ratios
Tangible common equity	6.3%	6.5%
Tier 1 capital	8.7	9.1
Total risk-based capital	12.9	13.6
Leverage	7.8	8.0

*	Not meaningful
(a)	Interest and rates are presented on a fully-taxable equivalent basis utilizing a tax rate of 35 percent.
(b)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

2	U.S. Bancorp

Management’s Discussion and Analysis

OVERVIEW

Earnings Summary U.S. Bancorp and its subsidiaries (the “Company”) reported net income of $1,036.9 million for the second quarter of 2004, or $.54 per diluted share, compared with $919.9 million, or $.48 per diluted share, for the second quarter of 2003. Return on average assets and return on average equity were 2.19 percent and 21.9 percent, respectively, for the second quarter of 2004, compared with returns of 1.97 percent and 19.0 percent, respectively, for the second quarter of 2003. The Company’s results for the second quarter of 2004 improved over the second quarter of 2003, primarily due to growth in fee-based products and services, as well as lower credit costs and controlled operating expenses. Included in the second quarter of 2004 were net losses on the sale of securities of $171.7 million, a net reduction of $384.8 million from net securities gains realized in the second quarter of 2003. The second quarter of 2004 also included a $171.1 million reparation of mortgage servicing rights (“MSR”), a $367.4 million favorable variance over the second quarter of 2003. Changes in interest rates relative to the end of the first quarter of 2004 drove the realization of the MSR reparation during the second quarter of 2004. The Company’s interest rate risk management practice of utilizing its securities portfolio to offset the impact of changes in MSR valuation was the primary factor in deciding to sell lower-yielding securities. Operating expenses for the second quarter of 2004 also reflected a reduction in pre-tax merger and restructuring-related items of $10.8 million ($7.2 million on an after-tax basis), compared with the second quarter of 2003. The $10.8 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion in 2003 of integration activities associated with the acquisition of NOVA Corporation (“NOVA”) and other smaller acquisitions.

     Total net revenue, on a taxable-equivalent basis, was $3,021.1 million for the second quarter of 2004, compared with $3,271.5 million for the second quarter of 2003, a decrease of $250.4 million (7.7 percent) from a year ago. The decline in net revenue was comprised of a 15.7 percent decline in noninterest income and a 1.1 percent decline in net interest income. The 15.7 percent decline in noninterest income was driven by a net reduction in gains (losses) on the sale of securities, partially offset by favorable fee-based revenue growth. Fee-based noninterest income experienced growth in all categories including increases in payment services revenue, merchant processing services, mortgage banking revenue, deposit service charges, trust and investment management fees and other income. The 1.1 percent decline in net interest income was driven by a lower net interest margin, partially offset by an increase in average earning assets. In the second quarter of 2004, average earning assets increased $7.6 billion (4.7 percent), compared with the same period in 2003, primarily due to increases in investment securities, residential mortgages and retail loans, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for the second quarter of 2004 was 4.28 percent, compared with 4.52 percent in the second quarter of 2003. The decline in the net interest margin primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, a change in loan mix and a decline in the margin benefit from net free funds due to lower interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar Funding Group, Inc. (“Stellar”), a commercial loan conduit, onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total noninterest expense was $1,232.6 million in the second quarter of 2004, compared with $1,546.6 million in the second quarter of 2003. The year-over-year decline in noninterest expense of $314.0 million (20.3 percent) was primarily driven by the favorable change in MSR intangible valuations of $367.4 million and a $10.8 million reduction in merger and restructuring-related charges. These positive variances were partially offset by increases in incentive-based compensation, employee benefits, insurance and other operating expense. Refer to the “Noninterest Expense” section for further discussion of noninterest expense items. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 38.6 percent for the second quarter of 2004, compared with 50.6 percent for the second quarter of 2003. The change in the efficiency ratio primarily reflects the impact of changes in MSR valuations.
     The provision for credit losses was $204.5 million for the second quarter of 2004, and $323.0 million for the second quarter of 2003, a year-over-year decrease of $118.5 million (36.7 percent). Net charge-offs in the second quarter of 2004 were $204.5 million, compared with net charge-offs of $322.9 million during the

U.S. Bancorp	3

second quarter of 2003. The decline in the provision from a year ago primarily reflected lower nonperforming assets and lower commercial and retail losses, which were the result of an improving credit risk profile and collection efforts. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     Net income for the first six months of 2004 was $2,045.3 million, or $1.06 per diluted share, compared with $1,804.7 million, or $.94 per diluted share, for the first six months of 2003. Return on average assets and return on average equity were 2.16 percent and 21.3 percent, respectively, for the first six months of 2004, compared with returns of 1.96 percent and 19.0 percent, respectively, for the first six months of 2003. The Company’s results for the first six months of 2004 improved over the first six months of 2003, primarily due to growth in fee-based products and services, as well as lower credit costs and controlled operating expenses. Included in the first six months of 2004 were net losses on the sale of securities of $171.7 million, a net reduction of $525.5 million from net securities gains realized in the first six months of 2003. A notable favorable item in the first six months of 2004 was a net $61.8 million reparation of MSR, a $379.0 million favorable variance over the first six months of 2003. Changes in interest rates relative to the end of the first quarter of 2004 drove the realization of the MSR reparation and the Company’s decision to sell lower-yielding securities. Net income for the first six months of 2004 also included a $90.0 million reduction in income tax expense recognized in the first quarter of 2004 related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999. In addition, operating results for the first six months of 2004 included a $35.4 million debt prepayment charge recognized in the first quarter of 2004, partially offset by a reduction in pre-tax merger and restructuring-related items of $28.4 million ($18.7 million on an after-tax basis), compared with the first six months of 2003. The $28.4 million decline in pre-tax merger and restructuring-related charges was primarily due to the completion in 2003 of integration activities associated with the acquisition of NOVA and other smaller acquisitions.
     Total net revenue, on a taxable-equivalent basis, was $6,118.4 million for the first six months of 2004, compared with $6,414.3 million for the first six months of 2003, a decrease of $295.9 million (4.6 percent) from a year ago. The decline in net revenue was comprised of a 9.8 percent decline in noninterest income and a ..5 percent decline in net interest income. The 9.8 percent decline in noninterest income was driven by a net reduction in gains (losses) on the sale of securities of $525.5 million, partially offset by increases in payment services revenue, deposit service charges, merchant processing services, mortgage banking revenue, trust and investment management fees and other income. The .5 percent decline in net interest income was driven by a lower net interest margin, partially offset by an increase in average earning assets. In the first six months of 2004, average earning assets increased $8.9 billion (5.6 percent), compared with the same period in 2003, primarily due to increases in investment securities, residential mortgages and retail loans, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for the first six months of 2004 was 4.28 percent, compared with 4.56 percent in the first six months of 2003. The decline in the net interest margin primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, a change in loan mix and a decline in the margin benefit from net free funds due to lower interest rates. In addition, the net interest margin declined year-over-year as a result of consolidating high credit quality, low margin loans from Stellar, a commercial loan conduit, onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total noninterest expense was $2,687.5 million in the first six months of 2004, compared with $3,001.2 million in the first six months of 2003. The year-over-year decline in noninterest expense of $313.7 million (10.5 percent) was primarily driven by the favorable change in MSR intangible valuations of $379.0 million and a $28.4 million reduction in merger and restructuring-related charges. These positive variances were partially offset by increases in compensation, employee benefits, insurance and other operating expense, the latter of which included a $35.4 million charge related to debt prepayment in the first quarter of 2004. Refer to the “Noninterest Expense” section for further discussion of noninterest expense items. The efficiency ratio (the ratio of noninterest expense to taxable-equivalent net revenue excluding net securities gains or losses) was 42.7 percent for the first six months of 2004, compared with 49.5 percent for the first six months of 2003.
     The provision for credit losses was $439.5 million for the first six months of 2004, and $658.0 million for the first six months of 2003, a year-over-year decrease

4	U.S. Bancorp

of $218.5 million (33.2 percent). Net charge-offs in the first six months of 2004 were $438.4 million, compared with net charge-offs of $656.7 million during the first six months of 2003. The decline in the provision from a year ago primarily reflected lower nonperforming assets and commercial and retail losses, the result of an improving credit risk profile and collection efforts. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
     On December 31, 2003, the Company completed the spin-off of Piper Jaffray Companies (“Piper Jaffray”). In connection with the spin-off, accounting rules require that the Company’s financial statements be restated for all prior periods. Accordingly, historical financial results related to Piper Jaffray have been segregated and accounted for in the Company’s financial statements as discontinued operations. Net income for the second quarter and first six months of 2003 included after-tax income from the discontinued operations of Piper Jaffray of $4.9 million and $5.6 million, respectively, which had an impact on both periods of $.01 per diluted share. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

STATEMENT OF INCOME ANALYSIS

Net Interest Income The second quarter of 2004 net interest income, on a taxable-equivalent basis, was $1,779.4 million, compared with $1,798.6 million in the second quarter of 2003, which represented a $19.2 million (1.1 percent) decrease from 2003. Net interest income for the first six months of 2004, on a taxable equivalent basis, was $3,558.4 million, compared with $3,575.3 million for the first six months of 2003, which represented a $16.9 million (.5 percent) decrease from a year ago. Average earning assets in the second quarter and first six months of 2004 increased $7.6 billion (4.7 percent) and $8.9 billion (5.6 percent), respectively, over the comparable periods of 2003. The increase in average earning assets for the second quarter and first six months of 2004, compared with the same periods of 2003, was primarily driven by increases in investment securities, residential mortgages and retail loans, partially offset by a decline in commercial loans and loans held for sale related to mortgage banking activities. The net interest margin for both the second quarter and first six months of 2004 was 4.28 percent, compared with 4.52 percent and 4.56 percent, respectively, for the comparable periods of 2003. The year-over-year decline in the net interest margin for the second quarter and first six months of 2004 primarily reflected growth in lower-yielding investment securities as a percent of total earning assets, effects of loan

Table 2	Analysis of Net Interest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

(Dollars in Millions)	2004	2003	Change	2004	2003	Change

Components of net interest income
Income on earning assets (taxable-equivalent basis) (a)	$2,243.2	$2,334.5	$(91.3)	$4,508.5	$4,673.0	$(164.5)
Expense on interest-bearing liabilities	463.8	535.9	(72.1)	950.1	1,097.7	(147.6)

Net interest income (taxable-equivalent basis)	$1,779.4	$1,798.6	$(19.2)	$3,558.4	$3,575.3	$(16.9)

Net interest income, as reported	$1,772.4	$1,791.9	$(19.5)	$3,544.2	$3,561.3	$(17.1)

Average yields and rates paid
Earning assets yield (taxable-equivalent basis)	5.39%	5.87%	(.48)%	5.43%	5.96%	(.53)%
Rate paid on interest-bearing liabilities	1.38	1.68	(.30)	1.42	1.75	(.33)

Gross interest margin (taxable-equivalent basis)	4.01%	4.19%	(.18)%	4.01%	4.21%	(.20)%

Net interest margin (taxable-equivalent basis)	4.28%	4.52%	(.24)%	4.28%	4.56%	(.28)%

Average balances
Investment securities	$42,489	$36,142	$6,347	$43,617	$35,187	$8,430
Loans	121,161	117,803	3,358	119,985	117,061	2,924
Earning assets	166,990	159,425	7,565	166,674	157,784	8,890
Interest-bearing liabilities	134,819	127,552	7,267	134,893	126,119	8,774
Net free funds (b)	32,171	31,873	298	31,781	31,665	116

(a)	Interest and rates are presented on a fully taxable-equivalent basis utilizing a tax rate of 35 percent.
(b)	Represents noninterest-bearing deposits, allowance for loan losses, unrealized gain (loss) on available-for-sale securities, non-earning assets, other noninterest-bearing liabilities and equity.

U.S. Bancorp	5

repricing, changes in loan mix and a decline in the margin benefit from net free funds due to lower interest rates, offset somewhat by a more favorable mix of funding. In addition, the net interest margin declined for the second quarter and first six months of 2004 as a result of consolidating high credit quality, low margin loans from the Stellar commercial loan conduit onto the Company’s balance sheet beginning in the third quarter of 2003.
     Total average loans for the second quarter of 2004 were $3.4 billion (2.9 percent) higher than the second quarter of 2003, and year-to-date average loans were $2.9 billion (2.5 percent) higher than the first six months of 2003. During the second quarter and first six months of 2004, total average loan growth was driven by growth in average residential mortgages of $3.0 billion (27.6 percent) and $3.3 billion (30.9 percent), respectively, and average retail loan growth of $2.7 billion (7.0 percent) and $2.2 billion (5.8 percent), respectively. Total average commercial loans declined by $2.4 billion (5.7 percent) and $2.7 billion (6.5 percent) during the second quarter and first six months of 2004, respectively, while average commercial real estate loans increased by $27 million (.1 percent) and $.2 billion (.7 percent) over the same periods. Although the consolidation of loans from the Stellar commercial loan conduit had a positive impact on average loan balances year-over-year, soft economic conditions throughout much of 2003 led to the overall decrease in average commercial loans. During the second quarter of 2004, the Company began to experience growth in commercial loans as the economic recovery continues to accelerate. At June 30, 2004, total commercial loans were $40.1 billion, an increase of $1.1 billion, or an annualized growth rate of 10.9 percent from March 31, 2004. The Company expects to experience moderate growth in commercial loans over the next few quarters.
     Average investment securities for the second quarter and first six months of 2004 were higher by $6.3 billion (17.6 percent) and $8.4 billion (24.0 percent), respectively, compared with the same periods of 2003, reflecting the reinvestment of proceeds from declining average commercial loan balances and deposit growth. As a general practice, the Company utilizes the investment portfolio as an economic hedge of the financial impact resulting from changes in MSR valuations. During the second quarter of 2004, the Company realized a $171.1 million reparation of the value of its MSR portfolio. In connection with realizing this change in MSR valuations, the Company made a decision to sell $3.8 billion of fixed-rate securities, classified as available-for-sale, recognizing a $171.7 million loss on the sale of securities. Also during the second quarter of 2004, the Company acquired $3.9 billion of securities, representing principally floating and shorter-term fixed-rate mortgage-backed securities, giving consideration to the Company’s overall asset/liability position. Refer to the “Interest Rate Risk Management” section for further information on the sensitivity of net interest income to changes in interest rates.
     Average noninterest-bearing deposits for the second quarter and first six months of 2004 were lower by $1.9 billion (5.9 percent) and $2.9 billion (8.7 percent), respectively, compared with the same periods of 2003, primarily due to lower deposits associated with mortgage banking activities and a decline in Federal government deposits related to their decision in the third quarter of 2003 to pay fees for treasury management services rather than maintain compensating balances. Average interest-bearing deposits were higher by $2.9 billion for the second quarter of 2004 and $3.4 billion for the first six months of 2004, increases of 3.4 percent and 4.1 percent, respectively, compared with the same periods of 2003. The year-over-year increase in average interest-bearing deposits during the second quarter and first six months of 2004 was primarily driven by growth in average savings product balances of 11.1 percent and 14.9 percent, respectively. This increase was partially offset by a reduction in the average balances of higher cost time certificates of deposit less than $100,000 during the second quarter and first six months of 2004 of 17.5 percent and 19.3 percent, respectively, and a reduction in the average balances of time deposits greater than $100,000 during the second quarter and first six months of 2004 of 3.4 percent and 9.5 percent, respectively, compared with the same periods of 2003.
     Refer to the Consolidated Daily Average Balance Sheet and Related Yields and Rates on pages 52 and 53 for further information on net interest margin.

Provision for Credit Losses The provision for credit losses was $204.5 million and $323.0 million for the second quarter of 2004 and 2003, respectively, a year-over-year decrease of $118.5 million (36.7 percent). For the first six months of 2004 and 2003, the provision for credit losses was $439.5 million and $658.0 million, respectively, a decrease of $218.5 million (33.2 percent). The decline from a year ago was primarily the result of lower nonperforming assets and lower retail and commercial losses, the result of an improving credit risk profile due to more favorable economic conditions and collection efforts. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Company in assessing

6	U.S. Bancorp

the credit quality of the loan portfolio and establishing the allowance for credit losses.

Noninterest Income Noninterest income during the second quarter of 2004 was $1,241.7 million, a decrease of $231.2 million (15.7 percent) from the second quarter of 2003. Noninterest income during the first six months of 2004 was $2,560.0 million, compared with $2,839.0 million for the first six months of 2003, which represented a decrease of $279.0 million (9.8 percent). The decline in noninterest income during the second quarter and first six months of 2004 was driven by a net reduction in gains (losses) on the sale of securities of $384.8 million and $525.5 million, respectively, partially offset by strong growth in fee-based revenue experienced in all other categories of noninterest income.

     Credit and debit card revenue, corporate payment products revenue and ATM processing services revenue were higher in the second quarter and first six months of 2004 by $31.3 million (11.4 percent) and $54.3 million (10.2 percent), respectively, compared with the same periods of 2003. Although credit and debit card revenue grew year-over-year, the growth was somewhat muted due to the impact of the settlement of the antitrust litigation brought against VISA USA and Mastercard by Wal-Mart Stores, Inc., Sears Roebuck & Co. and other retailers, which lowered interchange rates on signature debit transactions beginning in August 2003. The year-over-year impact of VISA’s settlement on debit card revenue for the second quarter and first six months of 2004 was approximately $7.4 million and $15.6 million, respectively. This change in the interchange rate, in addition to higher customer loyalty rewards expenses, however, were more than offset by increases in transaction volumes and other rate adjustments. The corporate payment products revenue growth reflected growth in sales and card usage. The favorable variance in ATM processing services revenue was primarily due to higher transaction volumes. Merchant processing services revenue was higher in the second quarter and first six months of 2004 by $23.3 million (16.4 percent) and $37.1 million (13.8 percent), respectively, compared with the same periods of 2003, primarily due to an increase in transaction volumes. The purchase of two European merchant acquiring businesses in the second quarter of 2004 contributed approximately $7.1 million of the increase. The favorable variance in trust and investment management fees in the second quarter and first six months of 2004 of $12.8 million (5.4 percent) and $32.8 million (7.0 percent), respectively, compared with the same periods of 2003, was principally driven by improving equity market conditions year-over-year, as well as new account growth. Deposit service charges increased in the second quarter and first six months of 2004 by $23.1 million (12.9 percent) and $45.1 million (13.2 percent), respectively, compared with the same periods of 2003, primarily due to account growth and revenue enhancement initiatives. Treasury management fees grew by $9.7 million (8.7 percent) and $15.2 million (6.8 percent) in the second quarter and first six months of 2004, respectively, compared with the same periods of 2003. The increase in treasury management fees during the second quarter and first six months of 2004 was primarily driven by a change in the Federal government’s payment methodology for treasury management services from compensating balances, reflected in net interest income, to fees, during the third

Table 3	Noninterest Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2004	2003	Change	2004	2003	Change

Credit and debit card revenue	$158.8	$142.3	11.6%	$300.6	$269.7	11.5%
Corporate payment products revenue	102.7	90.9	13.0	197.5	176.9	11.6
ATM processing services	44.9	41.9	7.2	87.1	84.3	3.3
Merchant processing services	165.1	141.8	16.4	306.2	269.1	13.8
Trust and investment management fees	251.7	238.9	5.4	500.3	467.5	7.0
Deposit service charges	202.1	179.0	12.9	387.3	342.2	13.2
Treasury management fees	121.5	111.8	8.7	239.0	223.8	6.8
Commercial products revenue	107.4	100.0	7.4	217.8	204.2	6.7
Mortgage banking revenue	109.9	90.3	21.7	204.1	185.7	9.9
Investment products fees and commissions	42.2	38.1	10.8	81.5	73.2	11.3
Securities gains (losses), net	(171.7)	213.1	*	(171.7)	353.8	*
Other	107.1	84.8	26.3	210.3	188.6	11.5

Total noninterest income	$1,241.7	$1,472.9	(15.7)%	$2,560.0	$2,839.0	(9.8)%

*	Not meaningful

U.S. Bancorp	7

quarter of 2003. During the second quarter and first six months of 2004, year-over-year commercial products revenue increased $7.4 million (7.4 percent) and $13.6 million (6.7 percent), respectively, principally driven by international product fees, foreign exchange revenue, capital markets fees and leasing revenue, partially offset by declines in servicing income resulting from the consolidation of the commercial loan conduit onto the balance sheet beginning in the third quarter of 2003. Mortgage banking revenue increased $19.6 million (21.7 percent) and $18.4 million (9.9 percent) during the second quarter and first six months of 2004, respectively, compared with the same periods of 2003, primarily due to higher loan production sales and loan servicing revenue. Investment products fees and commissions revenue increased in the second quarter and first six months of 2004 by $4.1 million (10.8 percent) and $8.3 million (11.3 percent), respectively, compared with the same periods of 2003, primarily due to higher sales activities in the Consumer Banking business line. Other income was higher year-over-year by $22.3 million (26.3 percent) and $21.7 million (11.5 percent), during the second quarter and first six months of 2004, respectively, principally due to lower end-of-term retail lease residual losses and higher year-over-year income from equity investments.

Noninterest Expense Second quarter of 2004 noninterest expense was $1,232.6 million, a decrease of $314.0 million (20.3 percent) from the second quarter of 2003. For the first six months of 2004, noninterest expense was $2,687.5 million, a reduction of $313.7 million (10.5 percent) from the first six months of 2003. The year-over-year decline in noninterest expense during the second quarter and first six months of 2004, was primarily due to the favorable change in MSR valuations and the reduction in merger and restructuring-related charges. The year-over-year decrease in MSR impairment for the second quarter and first six months of 2004 of $367.4 million and $379.0 million, respectively, was driven by changes in valuations in each reporting period reflecting fluctuations in mortgage interest rates and related prepayment speeds from refinancing activities. Refer to Note 6 of the Notes to Consolidated Financial Statements for a sensitivity analysis on the fair value of MSR to future changes in interest rates. The favorable variance in merger and restructuring-related charges in the second quarter and first six months of 2004 of $10.8 million and $28.4 million, respectively, was primarily due to the completion of integration activities associated with NOVA and other smaller acquisitions in 2003. Partially offsetting these favorable variances in the second quarter and first six months of 2004, were increases in compensation, employee benefits, professional services and other expense. Compensation expense increased during the second quarter and first six months of 2004, compared with the same periods of 2003, primarily due to an increase in salaries, performance-based incentives and stock-based compensation, offset somewhat by lower contract labor costs. Employee benefits increased primarily as a result of higher pension expense, training, education and recruitment costs and payroll taxes. Pension and retirement expense increased by $5.5 million and $7.3 million, during the second quarter and first six months of 2004, respectively, compared with the same periods of 2003. Professional services rose year-over-

Table 4	Noninterest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
(Dollars in Millions)	2004	2003	Change	2004	2003	Change

Compensation	$572.6	$547.6	4.6%	$1,108.4	$1,093.6	1.4%
Employee benefits	91.2	79.6	14.6	191.4	171.3	11.7
Net occupancy and equipment	153.4	159.5	(3.8)	309.1	320.8	(3.6)
Professional services	34.7	32.9	5.5	67.1	59.3	13.2
Marketing and business development	48.7	51.1	(4.7)	84.0	80.9	3.8
Technology and communications	102.4	104.1	(1.6)	204.1	209.0	(2.3)
Postage, printing and supplies	60.5	61.8	(2.1)	122.1	122.2	(.1)
Other intangibles	(47.6)	312.3	*	178.5	547.4	(67.4)
Merger and restructuring-related charges	—	10.8	*	—	28.4	*
Other	216.7	186.9	15.9	422.8	368.3	14.8

Total noninterest expense	$1,232.6	$1,546.6	(20.3)%	$2,687.5	$3,001.2	(10.5)%

Efficiency ratio (a)	38.6%	50.6%		42.7%	49.5%

*	Not meaningful
(a)	Computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income excluding securities gains (losses), net.

8	U.S. Bancorp

year by $1.8 million (5.5 percent) and $7.8 million (13.2 percent) in the second quarter and first six months of 2004, respectively, primarily related to revenue enhancement initiatives. Other expense increased $29.8 million and $54.5 million in the second quarter and first six months of 2004, respectively, compared with the same periods of 2003. This year-over-year increase during the second quarter of 2004 was primarily due to higher charge-back exposure associated with the Company’s airline merchant processing portfolio, insurance costs, higher deposit fraud losses, and processing expenses associated with the growth in payment services revenue. The year-over-year increase during the first six months of 2004 also included a $35.4 million charge taken in the first quarter of 2004 related to the prepayment of a portion of the Company’s long-term debt.

Income Tax Expense The provision for income taxes was $540.1 million (an effective rate of 34.2 percent) for the second quarter of 2004 and $931.9 million (an effective rate of 31.3 percent) for the first six months of 2004, compared with $480.2 million (an effective rate of 34.4 percent) and $942.0 million (an effective rate of 34.4 percent) for the same periods of 2003. The improvement in the effective tax rate in the first six months of 2004 primarily reflected a $90.0 million reduction in income tax expense in the first quarter of 2004 related to the resolution of federal tax examinations covering substantially all of the Company’s legal entities for the years 1995 through 1999.

     Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion on income taxes.

BALANCE SHEET ANALYSIS

Loans The Company’s total loan portfolio was $122.8 billion at June 30, 2004, compared with $118.2 billion at December 31, 2003, an increase of $4.6 billion (3.9 percent). The increase in total loans was driven by growth in retail loans, commercial loans and residential mortgages. Commercial loans, including lease financing, totaled $40.1 billion at June 30, 2004, compared with $38.5 billion at December 31, 2003, an increase of $1,539 million (4.0 percent). The increase in commercial loans was driven by increased utilization under lines of credit and fundings under discretionary facilities by commercial customers and increases in corporate card balances. The Company’s portfolio of commercial real estate loans, which includes commercial mortgages and construction loans, was $27.2 billion at both June 30, 2004 and December 31, 2003.

     Residential mortgages held in the loan portfolio were $14.4 billion at June 30, 2004, compared with $13.5 billion at December 31, 2003, an increase of $.9 billion (6.9 percent). The increase in residential mortgages was primarily the result of decisions to retain a greater portion of the consumer finance and traditional branch floating-rate loan production.

     Total retail loans outstanding, which include credit card, retail leasing, home equity and second mortgages and other retail loans, were $41.2 billion at June 30, 2004, compared with $39.0 billion at December 31, 2003. The $2.2 billion (5.6 percent) increase was driven by an increase in home equity lines of credit, credit card receivables, and automobile loans and leases. This growth was partially offset by a slight decrease in student loans.

Loans Held for Sale Loans held for sale, consisting of residential mortgages to be sold in the secondary markets, were $1,383 million at June 30, 2004, compared with $1,433 million at December 31, 2003. The slight decrease of $50 million (3.5 percent) was primarily due to the timing of loan originations and sales during the first six months of 2004. Mortgage loan production is highly correlated to changes in interest rates with declines in balances during a period of rising interest rates.

Investment Securities At June 30, 2004, investment securities, both available-for-sale and held-to-maturity, totaled $40.3 billion, compared with $43.3 billion at December 31, 2003. The $3.0 billion (7.0 percent) decrease primarily reflected the sale of $3.8 billion of lower-yielding fixed-rate securities, along with maturities and prepayments across the investment portfolio, partially offset by purchases of primarily floating-rate securities. At June 30, 2004, approximately 29.5 percent of the investment securities portfolio represented adjustable-rate financial instruments, compared with 22.2 percent as of December 31, 2003. Adjustable-rate financial instruments include variable-rate collateralized mortgage obligations, mortgage-backed securities, agency securities, adjustable-rate money market sweep accounts and asset-backed securities.

Deposits Total deposits were $119.9 billion at June 30, 2004, compared with $119.1 billion at December 31, 2003, an increase of $875 million (.7 percent). The increase in total deposits was primarily the result of increases in time deposits greater than $100,000 and noninterest-bearing deposits, partially offset by decreases in savings products and time certificates of deposit less than $100,000. Noninterest-bearing deposits were $32.8 billion at June 30, 2004, compared with $32.5 billion at December 31, 2003, an increase of $.3 billion (1.0 percent), primarily due to seasonality of corporate trust deposits.

U.S. Bancorp	9

     Interest-bearing deposits totaled $87.1 billion at June 30, 2004, compared with $86.6 billion at December 31, 2003, an increase of $559 million (.6 percent). The increase in interest-bearing deposits was primarily driven by increases in time deposits greater than $100,000 of $4.0 billion (33.8 percent). These increases were partially offset by a decline in time certificates of deposits less than $100,000 (7.6 percent), along with declines in money market accounts (5.5 percent) and interest checking accounts (4.5 percent). Time certificates of deposits are largely viewed as purchased funds and are managed to levels deemed appropriate given alternative funding sources. The decline in time certificates of deposits less than

Table 5	Investment Securities

	Available-for-Sale				Held-to-Maturity

			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Amortized	Fair	Maturity in	Average	Amortized	Fair	Maturity in	Average
June 30, 2004 (Dollars in Millions)	Cost	Value	Years	Yield	Cost	Value	Years	Yield

U.S. Treasury and agencies
Maturing in one year or less	$46	$46	.55	2.77%	$—	$—	—	—%
Maturing after one year through five years	176	181	2.13	4.47	—	—	—	—
Maturing after five years through ten years	1,736	1,715	9.82	3.56	—	—	—	—
Maturing after ten years	1,150	1,095	19.00	2.55	—	—	—	—

Total	$3,108	$3,037	12.64	3.23%	$—	$—	—	—%

Mortgage-backed securities
Maturing in one year or less	$888	$887	.64	3.33%	$—	$—	—	—%
Maturing after one year through five years	17,450	17,086	3.78	4.39	12	12	3.06	5.30
Maturing after five years through ten years	16,899	16,266	6.82	4.33	—	—	—	—
Maturing after ten years	1,562	1,544	13.95	2.79	—	—	—	—

Total	$36,799	$35,783	5.53	4.27%	$12	$12	3.06	5.30%

Asset-backed securities
Maturing in one year or less	$23	$22	.23	4.71%	$—	$—	—	—%
Maturing after one year through five years	119	120	1.99	5.69	—	—	—	—
Maturing after five years through ten years	—	—	—	—	—	—	—	—
Maturing after ten years	—	—	—	—	—	—	—	—

Total	$142	$142	1.71	5.54%	$—	$—	—	—%

Obligations of state and political subdivisions
Maturing in one year or less	$127	$129	.48	7.47%	$11	$11	.48	5.58%
Maturing after one year through five years	121	126	2.53	7.25	36	38	2.78	6.54
Maturing after five years through ten years	12	13	6.01	7.76	25	26	6.93	6.46
Maturing after ten years	—	—	—	—	41	41	14.24	6.46

Total	$260	$268	1.69	7.38%	$113	$116	7.63	6.40%

Other debt securities:
Maturing in one year or less	$2	$2	.48	6.47%	$—	$—	—	—%
Maturing after one year through five years	116	116	2.43	10.29	—	—	—	—
Maturing after five years through ten years	6	5	5.87	2.17	—	—	—	—
Maturing after ten years	499	493	22.83	1.98	—	—	—	—

Total	$623	$616	18.81	3.55%	$—	$—	—	—%

Other investments	$309	$314	—	—%	$—	$—	—	—%

Total investment securities	$41,241	$40,160	6.24	4.21%	$125	$128	7.19	6.30%

Note:	Information related to asset and mortgage-backed securities included above is presented based upon weighted-average maturities anticipating future prepayments. Average yields are presented on a fully-taxable equivalent basis. Yields on available-for-sale and held-to-maturity securities are computed based on historical cost balances. Average yield and maturity calculations exclude equity securities that have no stated yield or maturity.

The weighted-average maturity of the available-for-sale investment securities was 6.24 years at June 30, 2004, compared with 5.12 years at December 31, 2003. The corresponding weighted-average yields were 4.21% and 4.27%, respectively. The weighted-average maturity of the held-to-maturity investment securities was 7.19 years at June 30, 2004, compared with 6.16 years at December 31, 2003. The corresponding weighted-averaged yields were 6.30% and 6.05%, respectively.

	June 30, 2004		December 31, 2003

	Amortized	Percent	Amortized	Percent
(Dollars in Millions)	Cost	of Total	Cost	of Total

U.S. Treasury and agencies	$3,108	7.5%	$1,634	3.7%
Mortgage-backed securities	36,811	89.0	40,243	92.3
Asset-backed securities	142	.3	250	.6
Obligations of states and political subdivisions	373	.9	473	1.1
Other securities and investments	932	2.3	993	2.3

Total investment securities	$41,366	100.0%	$43,593	100.0%

10	U.S. Bancorp

$100,000 reflected a shift in customer demand given alternative investment opportunities in the current interest rate environment.

Borrowings The Company utilizes both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, were $11.6 billion at June 30, 2004, compared with $10.9 billion at December 31, 2003. Short-term funding is managed to levels deemed appropriate given alternative funding sources. The increase of $.7 billion (6.8 percent) in short-term borrowings reflected the impact of funding earning assets. Long-term debt was $31.0 billion at June 30, 2004, a decrease of $.2 billion (.6 percent), compared with $31.2 billion at December 31, 2003. The decrease in long-term debt during the first six months of 2004 was primarily driven by maturities of $3.3 billion, and prepayments of $2.2 billion of Federal Home Loan Bank (“FHLB”) advances. The first six months of 2004 also included the issuance of $5.5 billion of bank notes. The prepayment of FHLB advances during the first quarter of 2004 and the issuance of predominantly fixed-rate funding was done in connection with asset/liability management activities. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Company.

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

U.S. Bancorp	11

categories and vintage information are regularly prepared and are used to evaluate underwriting and collection and determine the adequacy of the allowance for credit losses for these products. The Company also engages in non-lending activities that may give rise to credit risk, including interest rate swap and option contracts for balance sheet hedging purposes, foreign exchange transactions, deposit overdrafts, and interest rate swap contracts for customers, and settlement risk, including Automated Clearing House transactions, and the processing of credit card transactions for merchants. These activities are also subject to credit review, analysis and approval processes.
     In evaluating its credit risk, the Company considers changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, the level of

Table 6	Nonperforming Assets (a)

	June 30,	December 31,
(Dollars in Millions)	2004	2003

Commercial
Commercial	$415.7	$623.5
Lease financing	111.0	113.3

Total commercial	526.7	736.8
Commercial real estate
Commercial mortgages	163.8	177.6
Construction and development	41.3	39.9

Total commercial real estate	205.1	217.5
Residential mortgages	41.7	40.5
Retail
Retail leasing	.1	.4
Other retail	18.3	24.8

Total retail	18.4	25.2

Total nonperforming loans	791.9	1,020.0
Other real estate	70.0	72.6
Other assets	49.0	55.5

Total nonperforming assets	$910.9	$1,148.1

Restructured loans accruing interest (b)	$4.2	$18.0
Accruing loans 90 days or more past due (c)	$293.2	$329.4
Nonperforming loans to total loans	.64%	.86%
Nonperforming assets to total loans plus other real estate	.74%	.97%

Changes in Nonperforming Assets

	Commercial and	Retail and
	Commercial	Residential
(Dollars in Millions)	Real Estate	Mortgages (e)	Total

Balance December 31, 2003	$1,082.4	$65.7	$1,148.1
Additions to nonperforming assets
New nonaccrual loans and foreclosed properties	366.8	24.1	390.9
Advances on loans	25.8	—	25.8

Total additions	392.6	24.1	416.7
Reductions in nonperforming assets
Paydowns, payoffs	(287.7)	(17.4)	(305.1)
Net sales	(73.6)	—	(73.6)
Return to performing status	(55.6)	(10.4)	(66.0)
Charge-offs (d)	(204.5)	(4.7)	(209.2)

Total reductions	(621.4)	(32.5)	(653.9)

Net reductions in nonperforming assets	(228.8)	(8.4)	(237.2)

Balance June 30, 2004	$853.6	$57.3	$910.9

(a)	Throughout this document, nonperforming assets and related ratios do not include accruing loans 90 days or more past due.
(b)	Nonaccrual restructured loans are included in the respective nonperforming loan categories and excluded from restructured loans accruing interest.
(c)	These loans are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.
(d)	Charge-offs exclude actions for certain card products and loan sales that were not classified as nonperforming at the time the charge-off occurred.
(e)	Residential mortgage information excludes changes related to residential mortgages serviced by others.

12	U.S. Bancorp

allowance coverage and macroeconomic factors. Economic conditions during the second quarter of 2004 have improved from the second quarter of 2003, as reflected in higher levels of employment, stronger corporate earnings and lower credit delinquencies and business bankruptcies.

Analysis of Nonperforming Assets Nonperforming assets represent a key indicator, among other considerations, of the potential for future credit losses. Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms and other real estate and other nonperforming assets owned by the Company. Interest payments on nonperforming assets are typically applied against the principal balance and not recorded as income. At June 30, 2004, total nonperforming assets were $910.9 million, compared with $1,148.1 million at December 31, 2003. The ratio of total nonperforming assets to total loans and other real estate decreased to .74 percent at June 30, 2004, compared with .97 percent at December 31, 2003. The improvement in credit quality has been broad-based across most industry categories reflecting continued improvement in economic conditions. While nonperforming assets levels have declined, the relative level of nonperforming assets reflects the general impact of soft economic conditions since late 2000, continued economic stress in the transportation sector, and the more pronounced effect of the economy on highly leveraged enterprise-value refinancings. Given the Company’s ongoing efforts to reduce the overall risk profile of the organization and with continued strength in the economy, nonperforming assets are expected to continue to trend lower during the remainder of 2004.

     The Company had restructured loans of $71.5 million as of June 30, 2004, compared with $58.5 million as of December 31, 2003. Commitments to lend additional funds under restructured loans were $11.0 million as of June 30, 2004, compared with $8.2 million as of December 31, 2003. Restructured loans performing under the restructured terms beyond a specific timeframe may be reported as accruing. Of the Company’s total restructured loans at June 30, 2004, $4.2 million were reported as accruing.
     Accruing loans 90 days or more past due totaled $293.2 million at June 30, 2004, compared with $329.4 million at December 31, 2003. These loans were not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status. The ratio of delinquent loans to total loans declined to ..24 percent at June 30, 2004, compared with ..28 percent at December 31, 2003. Improving economic conditions and the Company’s continued focus on the credit process are the primary factors for the favorable change from December 31, 2003. Given the relative level of loans 90 days or more past due, the Company does not anticipate significant reductions in future periods.

Table 7	Delinquent Loan Ratios as a Percent of Ending Loan Balances

	June 30,	December 31,
90 days or more past due excluding nonperforming loans	2004	2003

Commercial
Commercial	.06%	.06%
Lease financing	.02	.04

Total commercial	.05	.06
Commercial real estate
Commercial mortgages	.01	.02
Construction and development	.01	.03

Total commercial real estate	.01	.02
Residential mortgages	.50	.61
Retail
Credit card	1.78	1.68
Retail leasing	.10	.14
Other retail	.29	.41

Total retail	.48	.56

Total loans	.24%	.28%

	June 30,	December 31,
90 days or more past due including nonperforming loans	2004	2003

Commercial	1.37%	1.97%
Commercial real estate	.76	.82
Residential mortgages	.79	.91
Retail	.52	.62

Total loans	.88%	1.14%

U.S. Bancorp	13

The following table provides summary delinquency information for residential mortgages and retail loans:

			As a Percent of Ending
	Amount		Loan Balances

	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2004	2003	2004	2003

Residential Mortgages
30-89 days	$95.7	$102.9	.67%	.76%
90 days or more	72.5	82.5	.50	.61
Nonperforming	41.7	40.5	.29	.30

Total	$209.9	$225.9	1.46%	1.68%

Retail
Credit Card
30-89 days	$133.2	$150.9	2.19%	2.54%
90 days or more	108.3	99.5	1.78	1.68
Nonperforming	—	—	—	—

Total	$241.5	$250.4	3.97%	4.22%
Retail Leasing
30-89 days	$64.2	$78.8	.97%	1.31%
90 days or more	6.5	8.2	.10	.14
Nonperforming	.1	.4	—	.01

Total	$70.8	$87.4	1.07%	1.45%
Other Retail
30-89 days	$249.1	$311.9	.88%	1.15%
90 days or more	82.5	110.2	.29	.41
Nonperforming	18.3	24.8	.06	.09

Total	$349.9	$446.9	1.23%	1.65%

     To monitor credit risk associated with retail loans, the Company monitors delinquency ratios in the various stages of collection including nonperforming status.
     The decline in residential mortgage delinquencies in the second quarter of 2004, compared with December 31, 2003, reflected the general improvement in economic conditions, collection efforts and the effect of portfolio growth on delinquency ratios reported on a concurrent basis. The decline in retail loan delinquencies as of June 30, 2004, compared with December 31, 2003, reflected improving economic conditions as well as ongoing collection efforts and risk management actions taken by the Company.

Analysis of Net Loan Charge-offs Total loan net charge-offs were $204.5 million and $438.4 million during the second quarter and first six months of 2004, respectively, compared with net charge-offs of $322.9 million and $656.7 million, respectively, for the same periods of 2003. The ratio of total loan net charge-offs to average loans in the second quarter and first six months of 2004 was .68 percent and .73 percent, respectively, compared with 1.10 percent and 1.13 percent, respectively, for the same periods of 2003. The overall level of net charge-offs in the second quarter and first six months of 2004 reflected the Company’s ongoing efforts to reduce the overall risk profile of the organization, improved economic conditions, refinancings by customers and higher asset valuations. Net charge-offs are expected to continue to trend modestly lower throughout 2004.

     Commercial and commercial real estate loan net charge-offs for the second quarter of 2004 were $57.1 million (.35 percent of average loans outstanding), compared with $161.6 million (.94 percent of average loans outstanding) for the second quarter of 2003. Commercial and commercial real estate loan net charge-offs for the first six months of 2004 were $141.3 million (.43 percent of average loans outstanding), compared with $326.4 million (.96 percent of average loans outstanding) for the first six months of 2003. The year-over-year decline in commercial loan net charge-offs of $95.2 million during the second quarter of 2004 continues to be broad-based across most industries within the commercial loan portfolio. The year-over-year decline in commercial real estate loan net charge-offs of $9.3 million during the second quarter of 2004 primarily reflects improvements in business owner occupied commercial real estate.
     Retail loan net charge-offs for the second quarter of 2004 were $140.1 million (1.39 percent of average loans outstanding), compared with $154.8 million (1.63 percent of average loans outstanding) for the second quarter of 2003. Retail loan net charge-offs for the first six months of 2004 were $282.5 million (1.42 percent of average loans outstanding), compared

14	U.S. Bancorp

with $317.9 million (1.69 percent of average loans outstanding) for the same period in 2003. Lower levels of retail loan net charge-offs principally reflected changes by the Company in underwriting, ongoing collection efforts and other risk management activities. The decline also reflected lower delinquency ratios from a year ago as the economy continues to improve.
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

The following table provides an analysis of net charge-offs as a percentage of average loans outstanding managed by the consumer finance division, compared with traditional branch-related loans:

	Three Months Ended June 30				Six Months Ended June 30

	Average Loan		Percent of		Average Loan		Percent of
	Balance		Average Loans		Balance		Average Loans

(Dollars in Millions)	2004	2003	2004	2003	2004	2003	2004	2003

Consumer finance (a)
Residential mortgages	$4,410	$3,282	.47%	.51%	$4,294	$3,133	.44%	.50%
Home equity and second mortgages	2,264	2,417	2.31	2.37	2,219	2,483	2.35	2.36
Other retail	415	352	4.72	4.43	409	334	4.85	4.46
Traditional branch
Residential mortgages	$9,642	$7,730	.09%	.12%	$9,537	$7,437	.11%	.13%
Home equity and second mortgages	11,511	10,899	.25	.35	11,356	10,909	.24	.37
Other retail	14,000	13,182	1.22	1.52	13,856	13,037	1.25	1.57
Total Company
Residential mortgages	$14,052	$11,012	.21%	.24%	$13,831	$10,570	.21%	.24%
Home equity and second mortgages	13,775	13,316	.59	.72	13,575	13,392	.59	.74
Other retail	14,415	13,534	1.32	1.59	14,265	13,371	1.35	1.64

(a)	Consumer finance category included credit originated and managed by USBCF, as well as home equity loans and second mortgage loans with a loan-to-value greater than 100 percent that were originated in the branches.

Analysis and Determination of the Allowance for Credit Losses The allowance for credit losses provides coverage for probable and estimable losses inherent in the Company’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. The evaluation of

Table 8	Net Charge-offs as a Percent of Average Loans Outstanding

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Commercial
Commercial	.42%	1.35%	.53%	1.44%
Lease financing	1.57	2.11	1.66	1.94

Total commercial	.56	1.44	.67	1.50
Commercial real estate
Commercial mortgages	.04	.19	.06	.12
Construction and development	.04	.14	.16	.10

Total commercial real estate	.04	.17	.09	.12
Residential mortgages	.21	.24	.21	.24
Retail
Credit card	4.21	4.80	4.27	4.98
Retail leasing	.61	.88	.66	.93
Home equity and second mortgages	.59	.72	.59	.74
Other retail	1.32	1.59	1.35	1.64

Total retail	1.39	1.63	1.42	1.69

Total loans	.68%	1.10%	.73%	1.13%

U.S. Bancorp	15

each element and the overall allowance is based on a continuing assessment of problem loans and related off-balance sheet items, recent loss experience and other factors, including regulatory guidance and economic conditions.
     At June 30, 2004, the allowance for credit losses was $2,369.7 million (1.93 percent of loans), compared with an allowance of $2,368.6 million (2.00 percent of loans) at December 31, 2003. The ratio of the allowance for credit losses to nonperforming loans was 299 percent at June 30, 2004, compared with 232 percent at December 31, 2003. The ratio of the allowance for credit losses to annualized loan net charge-offs was 288 percent at June 30, 2004, compared with 189 percent at December 31, 2003.
     Several factors were taken into consideration in evaluating the allowance for credit losses at June 30, 2004, including the risk profile of the portfolios and loan net charge-offs during the period, the level of nonperforming assets, the accruing loans 90 days or more past due, and the lease financing, commercial real estate, residential mortgages and retail delinquency categories from December 31, 2003. Management also considered the uncertainty related to certain industry sectors, including the transportation sector, the extent of credit exposure to highly leveraged enterprise-value borrowers within the portfolio and the fact that nonperforming assets remain at elevated levels despite recent improvements. Finally, the Company considered the improving economic trends, including improving corporate earnings, changes in unemployment rates, the level of bankruptcies and general economic indicators.

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

     Included in the retail leasing portfolio was approximately $3.6 billion of retail leasing residuals at June 30, 2004, compared with $3.3 billion at December 31, 2003. At June 30, 2004, the commercial leasing portfolio had $778 million of residuals, compared with $816 million at December 31, 2003. No significant change in the concentration of the portfolios has occurred since December 31, 2003.

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

16	U.S. Bancorp

Table 9	Summary of Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2004	2003	2004	2003

Balance at beginning of period	$2,369.7	$2,408.5	$2,368.6	$2,422.0
Charge-offs
Commercial
Commercial	65.9	134.2	148.3	283.2
Lease financing	28.0	39.3	60.5	79.8

Total commercial	93.9	173.5	208.8	363.0
Commercial real estate
Commercial mortgages	4.8	12.5	13.9	18.2
Construction and development	1.4	3.0	6.3	5.1

Total commercial real estate	6.2	15.5	20.2	23.3
Residential mortgages	8.2	7.1	16.6	14.1
Retail
Credit card	70.5	71.4	141.2	146.2
Retail leasing	11.8	14.4	24.7	29.7
Home equity and second mortgages	23.5	26.8	45.9	54.6
Other retail	60.2	66.9	121.7	137.3

Total retail	166.0	179.5	333.5	367.8

Total charge-offs	274.3	375.6	579.1	768.2
Recoveries
Commercial
Commercial	30.2	11.3	59.0	22.4
Lease financing	9.1	12.4	20.3	29.9

Total commercial	39.3	23.7	79.3	52.3
Commercial real estate
Commercial mortgages	3.0	3.2	7.5	6.0
Construction and development	.7	.5	.9	1.6

Total commercial real estate	3.7	3.7	8.4	7.6
Residential mortgages	.9	.6	2.0	1.7
Retail
Credit card	7.8	6.9	15.1	13.0
Retail leasing	2.0	1.8	3.9	3.2
Home equity and second mortgages	3.3	2.9	6.2	5.3
Other retail	12.8	13.1	25.8	28.4

Total retail	25.9	24.7	51.0	49.9

Total recoveries	69.8	52.7	140.7	111.5
Net Charge-offs
Commercial
Commercial	35.7	122.9	89.3	260.8
Lease financing	18.9	26.9	40.2	49.9

Total commercial	54.6	149.8	129.5	310.7
Commercial real estate
Commercial mortgages	1.8	9.3	6.4	12.2
Construction and development	.7	2.5	5.4	3.5

Total commercial real estate	2.5	11.8	11.8	15.7
Residential mortgages	7.3	6.5	14.6	12.4
Retail
Credit card	62.7	64.5	126.1	133.2
Retail leasing	9.8	12.6	20.8	26.5
Home equity and second mortgages	20.2	23.9	39.7	49.3
Other retail	47.4	53.8	95.9	108.9

Total retail	140.1	154.8	282.5	317.9

Total net charge-offs	204.5	322.9	438.4	656.7

Provision for credit losses	204.5	323.0	439.5	658.0
Acquisitions and other changes	—	(41.0)	—	(55.7)

Balance at end of period	$2,369.7	$2,367.6	$2,369.7	$2,367.6

Components
Allowance for loan losses	$2,244.4	$2,266.2	$2,244.4	$2,266.2
Liability for unfunded credit commitments (a)	125.3	101.4	125.3	101.4

Total allowance for credit losses	$2,369.7	$2,367.6	$2,369.7	$2,367.6

Allowance for credit losses as a percentage of
Period-end loans	1.93%	1.98%
Nonperforming loans	299	194
Nonperforming assets	260	174
Annualized net charge-offs	288	183

(a)	During the first quarter of 2004, the Company reclassified the portion of its allowance for credit losses related to commercial off-balance sheet loan commitments and letters of credit to a separate liability account.

U.S. Bancorp	17

decisions or their implementation, and customer attrition due to potential negative publicity.

     The Company operates in many different businesses in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Company’s objectives. In the event of a breakdown in the internal control system, improper operation of systems or employees’ improper actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.
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

18	U.S. Bancorp

5.0 percent of forecasted interest rate sensitive income over the succeeding 12 months.
     The table below summarizes the interest rate risk of net interest income and rate sensitive income based on forecasts over the succeeding 12 months. At June 30, 2004, the Company’s overall interest rate risk position was substantially neutral to changes in interest rates. Rate sensitive income includes net interest income as well as other income items that are sensitive to interest rates, including asset management fees, mortgage banking and the impact from compensating deposit balances. The Company manages its interest rate risk position by holding assets on the balance sheet with desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits and through the selection of derivatives and various funding and investment portfolio strategies. The Company manages the overall interest rate risk profile within policy limits. At June 30, 2004, and December 31, 2003, the Company was within its policy guidelines.

Sensitivity of Net Interest Income and Rate Sensitive Income:

	June 30, 2004					December 31, 2003

	Down 50	Up 50	Down 300		Up 300	Down 50	Up 50	Down 300		Up 300
	Immediate	Immediate	Gradual		Gradual	Immediate	Immediate	Gradual		Gradual

Net interest income	(.19)%	(.11)%	*	%	(.30)%	1.30%	.19%	*	%	(.02)%
Rate sensitive income	(.16)%	(.28)%	*	%	(.81)%	.74%	.01%	*	%	(.54)%

*	Given the current level of interest rates, a downward 300 basis point scenario can not be computed.

Market Value of Equity Modeling The Company also utilizes the market value of equity as a measurement tool in managing interest rate sensitivity. The market value of equity measures the degree to which the market values of the Company’s assets and liabilities and off-balance sheet instruments will change given a change in interest rates. ALPC guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 15 percent of the market value of equity assuming interest rates at June 30, 2004. Given the low level of current interest rates, the down 200 basis point scenario cannot be computed. The up 200 basis point scenario resulted in a 3.7 percent decrease in the market value of equity at June 30, 2004, compared with a 3.1 percent decrease at December 31, 2003. ALPC reviews other down rate scenarios to evaluate the impact of falling interest rates. The down 100 basis point scenario resulted in a .9 percent increase at June 30, 2004, and a 1.3 percent increase at December 31, 2003. At June 30, 2004, and December 31, 2003, the Company was within its policy guidelines.

     The valuation analysis is dependent upon certain key assumptions about the nature of indeterminate maturity of assets and liabilities. Management estimates the average life and rate characteristics of asset and liability accounts based upon historical analysis and management’s expectation of rate behavior. These assumptions are validated on a periodic basis. A sensitivity analysis of key variables of the valuation analysis is provided to ALPC monthly and is used to guide hedging strategies. The results of the valuation analysis as of June 30, 2004, were well within policy guidelines. The Company also uses duration of equity as a measure of interest rate risk. The duration of equity is a measure of the net market value sensitivity of the assets, liabilities and derivative positions of the Company. The duration of assets was 1.91 years at both June 30, 2004 and December 31, 2003. The duration of liabilities was 2.19 years at June 30, 2004, compared to 2.18 years at December 31, 2003. After giving effect to the Company’s derivative positions, the estimated duration of equity at June 30, 2004 was 1.28 years, compared to 1.35 years at December 31, 2003. The duration of equity measure shows that sensitivity of the market value of equity of the Company was relatively neutral to changes in interest rates.

Use of Derivatives to Manage Interest Rate and Foreign Currency Risk In the ordinary course of business, the Company enters into derivative transactions to manage its interest rate, prepayment, and foreign currency risks (“asset and liability management positions”) and to accommodate the business requirements of its customers (“customer-related positions”). To manage its interest rate risk, the Company may enter into interest rate swap agreements and interest rate options such as caps and floors. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate caps protect against rising interest rates while interest rate floors protect against declining interest rates. In connection with its mortgage banking operations, the Company enters into forward commitments to sell mortgage loans related to fixed-rate mortgage loans held for sale and fixed-rate mortgage loan commitments. The Company also acts as a seller and buyer of interest rate contracts and foreign exchange rate contracts on behalf of customers. The Company minimizes its market and liquidity risks by taking similar offsetting positions.

     All interest rate derivatives that qualify for hedge accounting are recorded at fair value as other assets or

U.S. Bancorp	19

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
     By their nature, derivative instruments are subject to market risk. The Company does not utilize derivative instruments for speculative purposes. Of the Company’s $29.5 billion of total notional amount of asset and liability management derivative positions at June 30, 2004, $27.1 billion was designated as either fair value or cash flow hedges. The cash flow hedge positions are interest rate swaps that hedge the forecasted cash flows from the underlying variable-rate LIBOR loans and floating-rate debt. The fair value hedges are primarily interest rate contracts that hedge the change in fair value related to interest rate changes of underlying fixed-rate debt, subordinated obligations and deposit obligations. In addition, the Company uses forward commitments to sell residential mortgage loans to hedge its interest rate risk related to residential mortgage loans held for sale. The Company commits to sell the loans at specified prices in a future period, typically within 90 days. The Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market. Related to its mortgage banking operations, the Company held $1.2 billion of forward commitments to sell mortgage loans and $1.2 billion of unfunded mortgage loan commitments that were derivatives in accordance with the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” The unfunded mortgage loan commitments are reported at fair value as options in Table 10.
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
     At June 30, 2004, the Company had $81.7 million in accumulated other comprehensive income related to unrealized gains on derivatives classified as cash flow hedges. The unrealized gains will be reflected in earnings when the related cash flows or hedged transactions occur and will offset the related performance of the hedged items. The estimated amount of gain to be reclassified from accumulated other comprehensive income into earnings during the remainder of 2004 and the next 12 months is $19.8 million and $41.0 million, respectively.
     Gains or losses on customer-related derivative positions were not material for the second quarter and first six months of 2004. The change in fair value of forward commitments attributed to hedge ineffectiveness recorded in noninterest income was an increase of $3.4 million and a decrease of $4.6 million for the second quarter and first six months of 2004, respectively. The change in the fair value of all other asset and liability management derivative positions attributed to hedge ineffectiveness was not material for the second quarter and first six months of 2004.
     During the second quarter of 2004, the Company entered into derivatives to protect its net investment in certain foreign operations. The Company uses forward commitments to sell specified amounts of certain foreign currencies to hedge its capital volatility risk associated with fluctuations in foreign currency exchange rates. The net amount of gains or losses included in the cumulative translation adjustment for the second quarter of 2004 was not material.

20	U.S. Bancorp

     Table 10 summarizes information on the Company’s derivative positions at June 30, 2004.

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
     The Company establishes market risk limits, subject to approval by the Company’s Board of Directors. The Company’s VaR limit was $20 million at June 30, 2004, compared with $40 million at December 31, 2003. The market valuation risk inherent in its customer-based derivative trading, mortgage banking pipeline and foreign exchange, as estimated by the VaR analysis, was $1.5 million at both June 30, 2004 and December 31, 2003.

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

Table 10	Derivative Positions

			Weighted-
			Average
			Remaining
	Notional	Fair	Maturity
June 30, 2004 (Dollars in Millions)	Amount	Value	In Years

Asset and Liability Management Positions

Interest rate contracts
Receive fixed/pay floating swaps	$19,793	$258	5.33
Pay fixed/receive floating swaps	5,775	39	1.58
Futures and forwards	2,700	3	.15
Options
Written	1,199	5	.20
Equity contracts	49	2	4.75

Customer-related Positions

Interest rate contracts
Receive fixed/pay floating swaps	$6,259	$41	4.58
Pay fixed/receive floating swaps	6,259	(8)	4.58
Options
Purchased	846	11	3.58
Written	846	(11)	3.58
Risk participation agreements (a)
Purchased	125	—	7.75
Written	69	—	2.79
Foreign exchange rate contracts
Forwards, spots and swaps
Buy	2,075	50	.72
Sell	2,023	(44)	.73
Options
Purchased	5	—	.24
Written	5	—	.24

(a)	At June 30, 2004, the credit equivalent amount was $1 million and $6 million for purchased and written risk participation agreements, respectively.

U.S. Bancorp	21

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
     The Company maintains strategic liquidity and contingency plans that are subject to the availability of asset liquidity in the balance sheet. Monthly, ALPC reviews the Company’s ability to meet funding requirements that could arise as a result of adverse business events. These funding needs are then matched with specific asset-based sources to ensure sufficient funds are available. Also, strategic liquidity policies require diversification of wholesale funding sources to avoid concentrations in any one market source. Subsidiary banks are members of various FHLBs that provide a source of funding through FHLB advances. The Company maintains a Grand Cayman branch for issuing eurodollar time deposits. The Company also establishes relationships with dealers to issue national market retail and institutional savings certificates and short- and medium-term bank notes. Also, the Company’s subsidiary banks have significant correspondent banking networks and corporate accounts. Accordingly, the Company has access to national fed funds, funding through repurchase agreements and sources of more stable, regionally based certificates of deposit.
     The parent company’s routine funding requirements consist primarily of operating expenses, dividends to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt securities.
     At June 30, 2004, parent company long-term debt outstanding was $4.6 billion, compared with $5.2 billion at December 31, 2003. The change in long-term debt in the first six months of 2004 was driven by medium-term note maturities of $.6 billion. Total parent company debt scheduled to mature in the remainder of 2004 is $323 million. These debt obligations may be met through medium-term note issuances and dividends from subsidiaries, as well as from parent company cash and cash equivalents. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The amount of dividends available to the parent company from its banking subsidiaries was approximately $1.6 billion at June 30, 2004.

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
     The Company sponsors an off-balance sheet conduit to which it transferred high-grade investment securities, funded by the issuance of commercial paper. The conduit held assets of $6.5 billion at June 30, 2004, and $7.3 billion at December 31, 2003. These investment securities include primarily (i) private label asset-backed securities, which are insurance “wrapped” by AAA/Aaa-rated monoline insurance companies and (ii) government agency mortgage-backed securities and collateralized mortgage obligations. The conduit had commercial paper liabilities of $6.5 billion at June 30, 2004, and $7.3 billion at December 31, 2003.
     The Company provides a liquidity facility to the conduit. Utilization of the liquidity facility would be

22	U.S. Bancorp

triggered if the conduit is unable to, or does not, issue commercial paper to fund its assets. A liability for the estimate of the potential risk of loss the Company has as the liquidity facility provider is recorded on the balance sheet in other liabilities. The liability is adjusted downward over time as the underlying assets pay down with the offset recognized as other noninterest income. The liability for the liquidity facility was $38.2 million at June 30, 2004 and $47.3 million at December 31, 2003. In addition, the Company recorded at fair value its retained residual interest in the investment securities conduit of $72.4 million at June 30, 2004, and $89.5 million at December 31, 2003.
     The Company also has an asset-backed securitization to fund an unsecured small business credit product. The unsecured small business credit securitization trust held assets of $439.0 million at June 30, 2004, of which the Company retained $99.4 million of subordinated securities, transferor’s interests of $11.0 million and a residual interest-only strip of $38.6 million. This compared with $497.5 million in assets at December 31, 2003, of which the Company retained $112.4 million of subordinated securities, transferor’s interests of $12.4 million and a residual interest-only strip of $34.4 million. The securitization trust issued asset-backed variable funding notes in various tranches. The Company provides credit enhancement in the form of subordinated securities and reserve accounts. The Company’s risk, primarily from losses in the underlying assets, was considered in determining the fair value of the Company’s retained interests in this securitization. The Company recognized income from subordinated securities, an interest-only strip and servicing fees from this securitization of $8.8 million and $14.9 million during the second quarter and first six months of 2004, respectively, and $7.3 million and $17.3 million, respectively, during the same periods of 2003. The unsecured small business credit securitization held average assets of $455.8 million and $590.2 million in the second quarter of 2004 and 2003, respectively.
     The Company has relationships with certain special purpose entities. Because the Company’s investment securities conduit and the asset-backed securitizations are qualifying special purpose entities (“QSPEs”), which are exempt from consolidation under the provisions of the Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), the Company does not believe that FIN 46 requires the consolidation of the conduit or securitizations in its financial statements. With respect to other interests in entities subject to FIN 46, the adoption of FIN 46 did not have a material impact on the Company’s financial statements.

Capital Management The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. The Company has targeted returning 80 percent of earnings to our shareholders through a combination of dividends and share repurchases. In keeping with this target, the Company returned 97 percent of earnings and 118 percent of earnings during the second quarter and first six months of 2004, respectively. Total shareholders’ equity was $18.7 billion at June 30, 2004, compared with $19.2 billion at December 31, 2003. The decrease was the result of corporate earnings offset by share repurchases, dividends and changes in other comprehensive income principally reflecting changes in securities valuations from year-end.

     Tangible common equity to assets was 6.3 percent at June 30, 2004, compared with 6.5 percent at December 31, 2003. The Tier 1 capital ratio was 8.7 percent at June 30, 2004, compared with 9.1 percent at December 31, 2003. The total risk-based capital ratio was 12.9 percent at June 30, 2004, compared with 13.6 percent at December 31, 2003. The leverage ratio was 7.8 percent at June 30, 2004, compared with 8.0 percent at December 31, 2003. All regulatory ratios continue to be in excess of stated “well capitalized” requirements.

Table 11	Capital Ratios

	June 30,	December 31,
(Dollars in Millions)	2004	2003

Tangible common equity	$11,526	$11,858
As a percent of tangible assets	6.3%	6.5%
Tier 1 capital	$14,294	$14,623
As a percent of risk-weighted assets	8.7%	9.1%
As a percent of adjusted quarterly average assets (leverage ratio)	7.8%	8.0%
Total risk-based capital	$21,255	$21,710
As a percent of risk-weighted assets	12.9%	13.6%

U.S. Bancorp	23

     On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of outstanding common stock over the following 24 months. The following table provides a detailed analysis of all shares repurchased under this authorization during the second quarter of 2004:

	Number	Average	Remaining Shares
	of Shares	Price Paid	Available to be
Time Period	Purchased (a)	per Share	Purchased

April	6,795,105	$26.39	101,379,092
May	7,547,284	26.56	93,831,808
June	6,440,523	28.23	87,391,285

Total	20,782,912	$27.03	87,391,285

(a)	All shares purchased during the second quarter of 2004 were purchased under the publicly announced December 16, 2003 repurchase authorization.

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

Basis for Financial Presentation Business line results are derived from the Company’s business unit profitability reporting systems by specifically attributing managed balance sheet assets, deposits and other liabilities and their related income or expense. Funds transfer-pricing methodologies are utilized to allocate a cost of funds used or credit for funds provided to all business line assets and liabilities using a matched funding concept. Also, the business unit is allocated the taxable-equivalent benefit of tax-exempt products. Noninterest income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct costs are accounted for within each segment’s financial results in a manner similar to the consolidated financial statements. Occupancy costs are allocated based on utilization of facilities by the lines of business. Noninterest expenses incurred by centrally managed operations or business lines that directly support another business line’s operations are charged to the applicable business line based on its utilization of those services primarily measured by the volume of customer activities. These allocated expenses are reported as net shared services expense. Certain corporate activities that do not directly support the operations of the lines of business are not charged to the lines of business. Goodwill and other intangible assets are assigned to the lines of business based on the mix of business of the acquired entity. The provision for credit losses within the Wholesale Banking, Consumer Banking, Private Client, Trust and Asset Management and Payment Services lines of business is based on net charge-offs, while Treasury and Corporate Support reflects the residual component of the Company’s total consolidated provision for credit losses determined in accordance with accounting principles generally accepted in the United States. Income taxes are assessed to each line of business at a standard tax rate with the residual tax expense or benefit to arrive at the consolidated effective tax rate included in Treasury and Corporate Support. Merger and restructuring-related charges, discontinued operations and cumulative effects of changes in accounting principles are not identified by or allocated to lines of business. Within the Company, capital levels are evaluated and managed centrally; however, capital is allocated to the operating segments to support evaluation of business performance. Capital allocations to the business lines are based on the amount of goodwill and other intangibles, the extent of off-balance sheet managed assets and lending commitments and the ratio of on-balance sheet assets relative to the total Company. Certain lines of business, such as Trust and Asset Management, have no significant balance sheet components. For these business units, capital is allocated taking into consideration fiduciary and operational risk, capital levels of independent organizations operating similar businesses, and regulatory requirements.

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

Wholesale Banking offers lending, depository, treasury management and other financial services to middle market, large corporate and public sector clients. Wholesale Banking contributed $265.7 million of the Company’s operating earnings for the second quarter of 2004 and $515.6 million for the first six months of

24	U.S. Bancorp

2004, increases of $55.2 million (26.2 percent) and $92.4 million (21.8 percent), respectively, compared with the same periods of 2003. The increase in operating earnings in the second quarter of 2004 and the first six months of 2004, compared with the same periods of 2003, was driven by reductions in total noninterest expense and provision for credit losses, partially offset by a decline in total net revenue.
     Total net revenue decreased $21.6 million (3.5 percent) in the second quarter of 2004 and $56.6 million (4.6 percent) in the first six months of 2004, compared with the same periods of 2003. Net interest income, on a taxable-equivalent basis, decreased 4.9 percent and 6.0 percent, respectively, compared with the second quarter of 2003 and the first six months of 2003 as average loans decreased $2.4 billion (5.2 percent) and $2.5 billion (5.6 percent) over the same periods. The decline in average loans was driven, in part, by soft customer loan demand through early 2004, in addition to the Company’s decisions to tighten credit availability to certain types of lending products, industries and customers and reductions due to asset workout activities. The decline in average loans was partially offset by the consolidation of the commercial loan conduit onto the Company’s balance sheet during the third quarter of 2003. While average total deposits increased 4.7 percent during the second quarter of 2004, the net interest spread from deposits declined due to a shift in mix of deposits from lower cost noninterest-bearing deposits balances (a 14.5 percent decline) into interest-bearing deposit balances. The decrease in noninterest-bearing deposits year-over-year was primarily driven by declines in mortgage escrow deposits and government deposits, primarily due to a decision by the Federal government to pay fees for treasury management services rather than maintain compensating balances.
     Noninterest income decreased $1.1 million (.6 percent) and $7.1 million (1.8 percent) in the second quarter of 2004 and the first six months of 2004, respectively, compared with the same periods of 2003. The decrease in noninterest income in the second quarter of 2004 and the first six months of 2004 was primarily due to declines in commercial products revenue resulting from the consolidation of the commercial loan conduit onto the Company’s balance sheet, as well as lower other fee revenue. These declines were partially offset by growth in treasury management-related fees, international banking, foreign exchange and syndication fees, compared with the same periods of 2003. The increase in treasury management-related fees was primarily driven by a change in the Federal government’s payment methodology for these services from compensating balances, reflected in net interest income, to fees during the third quarter of 2003.
     Total noninterest expense was $162.4 million in the second quarter of 2004 and $322.4 million in the first six months 2004, compared with $168.0 million in the second quarter of 2003 and $340.6 million in the first six months of 2003, declines of $5.6 million (3.3 percent) and $18.2 million (5.3 percent), respectively. The $5.6 million decrease (3.3 percent) in the second quarter of 2004 compared to the same period of 2003 was primarily due to cost savings initiatives that reduced personnel-related costs, software expenses and other expenses. Loan workout expenses declined in the second quarter of 2004, compared with the second quarter of 2003, as the credit quality of the loan portfolio has improved. In addition, noninterest expense for the business segment in the second quarter of 2003 included $2.8 million of equipment financing related repossessed inventory write-downs. Net shared services costs increased in the second quarter of 2004, compared with the second quarter of 2003, due to higher transaction processing costs. The $18.2 million decrease for the first six months of 2004 was primarily driven by lower loan workout expenses and equipment financing related inventory write-downs, partially offset by increases in net shared services expense due to higher transaction processing costs.
     The provision for credit losses was $8.6 million and $42.6 million in the second quarter of 2004 and first six months of 2004, respectively, compared with $111.4 million and $226.3 million for the same periods of 2003, declines of $102.8 million (92.3 percent) and $183.7 million (81.2 percent) year-over-year. The favorable change in the provision for credit losses for the Wholesale Banking business segment was due to improving net charge-offs which declined to .08 percent of average loans in the second quarter of 2004, compared with ..99 percent of average loans in the second quarter of 2003. The reduction in net charge-offs was attributable to improvements in credit quality driven by initiatives taken by the Company during the past three years, including asset workout activities and reductions in commitments to certain industries and customers. Nonperforming assets within Wholesale Banking were $523.8 million at June 30, 2004, compared with $618.0 million at March 31, 2004, and $950.4 million at June 30, 2003. Nonperforming assets as a percentage of end-of-period loans were 1.21 percent, 1.44 percent and 2.10 percent as of June 30, 2004, March 31, 2004, and June 30, 2003,

U.S. Bancorp	25

Table 12	Line of Business Financial Performance

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Three Months Ended June 30 (Dollars in Millions)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$399.3	$419.8	(4.9)%	$900.4	$891.9	1.0%
Noninterest income	189.4	190.5	(.6)	462.0	390.7	18.2
Securities gains (losses), net	—	—	*	(171.1)	196.3	*

Total net revenue	588.7	610.3	(3.5)	1,191.3	1,478.9	(19.4)
Noninterest expense	157.8	163.1	(3.2)	585.7	598.7	(2.2)
Other intangibles	4.6	4.9	(6.1)	(108.0)	250.5	*

Total noninterest expense	162.4	168.0	(3.3)	477.7	849.2	(43.7)

Operating earnings before provision and income taxes	426.3	442.3	(3.6)	713.6	629.7	13.3
Provision for credit losses	8.6	111.4	(92.3)	93.4	105.9	(11.8)

Operating earnings before income taxes	417.7	330.9	26.2	620.2	523.8	18.4
Income taxes and taxable-equivalent adjustment	152.0	120.4	26.2	225.7	190.6	18.4

Operating earnings	$265.7	$210.5	26.2	$394.5	$333.2	18.4

Merger and restructuring-related items (after-tax)
Discontinued operations (after-tax)
Net income

Average Balance Sheet Data
Commercial	$26,670	$28,417	(6.1)%	$7,796	$8,390	(7.1)%
Commercial real estate	15,833	16,387	(3.4)	10,532	9,896	6.4
Residential mortgages	69	120	(42.5)	13,677	10,638	28.6
Retail	49	51	(3.9)	30,903	28,983	6.6

Total loans	42,621	44,975	(5.2)	62,908	57,907	8.6
Goodwill	1,225	1,228	(.2)	2,243	2,242	—
Other intangible assets	90	109	(17.4)	1,058	900	17.6
Assets	49,335	52,187	(5.5)	71,161	67,640	5.2
Noninterest-bearing deposits	13,266	15,517	(14.5)	14,192	13,639	4.1
Savings products	10,754	9,809	9.6	42,204	39,801	6.0
Time deposits	6,247	3,592	73.9	15,934	18,983	(16.1)

Total deposits	30,267	28,918	4.7	72,330	72,423	(.1)
Shareholders’ equity	4,986	5,118	(2.6)	6,100	5,861	4.1

	Wholesale			Consumer
	Banking			Banking

			Percent			Percent
Six Months Ended June 30 (Dollars in Millions)	2004	2003	Change	2004	2003	Change

Condensed Income Statement
Net interest income (taxable-equivalent basis)	$794.3	$844.7	(6.0)%	$1,781.0	$1,767.8	.7%
Noninterest income	380.4	387.5	(1.8)	879.0	771.5	13.9
Securities gains (losses), net	.9	—	*	(171.1)	302.1	*

Total net revenue	1,175.6	1,232.2	(4.6)	2,488.9	2,841.4	(12.4)
Noninterest expense	313.0	330.8	(5.4)	1,159.7	1,184.0	(2.1)
Other intangibles	9.4	9.8	(4.1)	62.3	424.0	(85.3)

Total noninterest expense	322.4	340.6	(5.3)	1,222.0	1,608.0	(24.0)

Operating earnings before provision and income taxes	853.2	891.6	(4.3)	1,266.9	1,233.4	2.7
Provision for credit losses	42.6	226.3	(81.2)	200.5	217.3	(7.7)

Operating earnings before income taxes	810.6	665.3	21.8	1,066.4	1,016.1	5.0
Income taxes and taxable-equivalent adjustment	295.0	242.1	21.9	388.1	369.7	5.0

Operating earnings	$515.6	$423.2	21.8	$678.3	$646.4	4.9

Merger and restructuring-related items (after-tax)
Discontinued operations (after-tax)
Net income

Average Balance Sheet Data
Commercial	$26,383	$28,403	(7.1)%	$7,804	$8,389	(7.0)%
Commercial real estate	15,899	16,344	(2.7)	10,458	9,785	6.9
Residential mortgages	69	137	(49.6)	13,463	10,189	32.1
Retail	50	54	(7.4)	30,442	28,852	5.5

Total loans	42,401	44,938	(5.6)	62,167	57,215	8.7
Goodwill	1,225	1,229	(.3)	2,243	2,242	—
Other intangible assets	92	112	(17.9)	1,022	956	6.9
Assets	48,891	52,112	(6.2)	70,040	67,243	4.2
Noninterest-bearing deposits	12,942	15,875	(18.5)	13,864	13,489	2.8
Savings products	11,097	9,135	21.5	42,054	39,088	7.6
Time deposits	5,878	3,542	66.0	16,188	19,662	(17.7)

Total deposits	29,917	28,552	4.8	72,106	72,239	(.2)
Shareholders’ equity	5,069	5,047	.4	6,192	5,745	7.8

*	Not meaningful

26	U.S. Bancorp

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2004	2003	Change	2004	2003	Change	2004	2003	Change	2004	2003	Change

$87.7	$76.0	15.4%	$141.5	$144.8	(2.3)%	$250.5	$266.1	(5.9)%	$1,779.4	$1,798.6	(1.1)%
253.9	241.4	5.2	463.8	405.4	14.4	44.3	31.8	39.3	1,413.4	1,259.8	12.2
—	—	—	—	—	—	(.6)	16.8	*	(171.7)	213.1	*

341.6	317.4	7.6	605.3	550.2	10.0	294.2	314.7	(6.5)	3,021.1	3,271.5	(7.7)
146.4	146.0	.3	193.3	181.0	6.8	197.0	134.7	46.3	1,280.2	1,223.5	4.6
15.0	16.6	(9.6)	39.3	38.9	1.0	1.5	1.4	7.1	(47.6)	312.3	*

161.4	162.6	(.7)	232.6	219.9	5.8	198.5	136.1	45.8	1,232.6	1,535.8	(19.7)

180.2	154.8	16.4	372.7	330.3	12.8	95.7	178.6	(46.4)	1,788.5	1,735.7	3.0
8.8	1.5	*	94.8	104.9	(9.6)	(1.1)	(.7)	57.1	204.5	323.0	(36.7)

171.4	153.3	11.8	277.9	225.4	23.3	96.8	179.3	(46.0)	1,584.0	1,412.7	12.1
62.4	55.8	11.8	101.1	82.0	23.3	5.9	41.7	(85.9)	547.1	490.5	11.5

$109.0	$97.5	11.8	$176.8	$143.4	23.3	$90.9	$137.6	(33.9)	1,036.9	922.2	12.4

									—	(7.2)
									—	4.9

									$1,036.9	$919.9

$1,645	$1,839	(10.5)%	$3,039	$2,903	4.7%	$180	$153	17.6%	$39,330	$41,702	(5.7)%
604	586	3.1	—	—	—	147	220	(33.2)	27,116	27,089	.1
297	241	23.2	—	—	—	9	13	(30.8)	14,052	11,012	27.6
2,208	1,933	14.2	7,454	6,981	6.8	49	52	(5.8)	40,663	38,000	7.0

4,754	4,599	3.4	10,493	9,884	6.2	385	438	(12.1)	121,161	117,803	2.9
813	741	9.7	1,823	1,814	.5	—	306	*	6,104	6,331	(3.6)
342	406	(15.8)	763	669	14.1	8	13	(38.5)	2,261	2,097	7.8
6,471	6,367	1.6	13,405	13,066	2.6	50,058	47,795	4.7	190,430	187,055	1.8
3,250	3,056	6.3	109	337	(67.7)	(210)	(34)	*	30,607	32,515	(5.9)
7,930	5,216	52.0	10	10	—	19	2	*	60,917	54,838	11.1
499	443	12.6	—	—	—	2,912	5,780	(49.6)	25,592	28,798	(11.1)

11,679	8,715	34.0	119	347	(65.7)	2,721	5,748	(52.7)	117,116	116,151	.8
2,239	1,993	12.3	3,109	2,986	4.1	2,609	3,477	(25.0)	19,043	19,435	(2.0)

Private Client, Trust			Payment			Treasury and			Consolidated
and Asset Management			Services			Corporate Support			Company

		Percent			Percent			Percent			Percent
2004	2003	Change	2004	2003	Change	2004	2003	Change	2004	2003	Change

$170.6	$151.0	13.0%	$290.2	$304.7	(4.8)%	$522.3	$507.1	3.0%	$3,558.4	$3,575.3	(.5)%
503.7	468.9	7.4	874.9	777.4	12.5	93.7	79.9	17.3	2,731.7	2,485.2	9.9
—	—	—	—	—	—	(1.5)	51.7	*	(171.7)	353.8	*

674.3	619.9	8.8	1,165.1	1,082.1	7.7	614.5	638.7	(3.8)	6,118.4	6,414.3	(4.6)
290.3	293.5	(1.1)	373.0	356.7	4.6	373.0	260.4	43.2	2,509.0	2,425.4	3.4
30.0	33.1	(9.4)	73.9	77.6	(4.8)	2.9	2.9	—	178.5	547.4	(67.4)

320.3	326.6	(1.9)	446.9	434.3	2.9	375.9	263.3	42.8	2,687.5	2,972.8	(9.6)

354.0	293.3	20.7	718.2	647.8	10.9	238.6	375.4	(36.4)	3,430.9	3,441.5	(.3)
9.7	1.9	*	187.4	213.3	(12.1)	(.7)	(.8)	(12.5)	439.5	658.0	(33.2)

344.3	291.4	18.2	530.8	434.5	22.2	239.3	376.2	(36.4)	2,991.4	2,783.5	7.5
125.3	106.1	18.1	193.1	158.1	22.1	(55.4)	89.7	*	946.1	965.7	(2.0)

$219.0	$185.3	18.2	$337.7	$276.4	22.2	$294.7	$286.5	2.9	2,045.3	1,817.8	12.5

									—	(18.7)
									—	5.6

									$2,045.3	$1,804.7

$1,654	$1,812	(8.7)%	$2,934	$2,823	3.9%	$155	$219	(29.2)%	$38,930	$41,646	(6.5)%
601	578	4.0	—	—	—	155	230	(32.6)	27,113	26,937	.7
288	231	24.7	—	—	—	11	13	(15.4)	13,831	10,570	30.9
2,159	1,948	10.8	7,414	7,004	5.9	46	50	(8.0)	40,111	37,908	5.8

4,702	4,569	2.9	10,348	9,827	5.3	367	512	(28.3)	119,985	117,061	2.5
791	740	6.9	1,819	1,813	.3	—	306	*	6,078	6,330	(4.0)
350	417	(16.1)	706	685	3.1	9	14	(35.7)	2,179	2,184	(.2)
6,437	6,336	1.6	13,239	13,058	1.4	51,439	46,626	10.3	190,046	185,375	2.5
3,124	2,886	8.2	112	407	(72.5)	(227)	12	*	29,815	32,669	(8.7)
7,901	4,933	60.2	11	9	22.2	18	8	*	61,081	53,173	14.9
479	434	10.4	—	—	—	3,126	6,504	(51.9)	25,671	30,142	(14.8)

11,504	8,253	39.4	123	416	(70.4)	2,917	6,524	(55.3)	116,567	115,984	.5
2,181	1,973	10.5	3,067	2,987	2.7	2,805	3,370	(16.8)	19,314	19,122	1.0

U.S. Bancorp	27

respectively. While nonperforming asset levels continue to be elevated relative to the 1990’s, significant improvement in credit quality has been achieved with broad-based reductions across most industry sectors. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Consumer Banking delivers products and services to the broad consumer market and small businesses through banking offices, telemarketing, on-line services, direct mail and automated teller machines (“ATMs”). It encompasses community banking, metropolitan banking, branch ATM banking, small business banking, including lending guaranteed by the Small Business Administration, small-ticket leasing, consumer lending, mortgage banking, workplace banking, student banking, 24-hour banking and investment product and insurance sales. Consumer Banking contributed $394.5 million of the Company’s operating earnings for the second quarter of 2004 and $678.3 million for the first six months of 2004, an increase of $61.3 million (18.4 percent) and $31.9 million (4.9 percent), respectively, compared with the same periods of 2003. While the retail banking business grew operating earnings by 22.4 percent in the second quarter of 2004 and 21.2 percent in the first six months of 2004, the contribution of the mortgage banking business declined 3.4 percent and 90.4 percent, respectively, compared with the same periods of 2003. The decrease in operating earnings within the mortgage banking business for the second quarter and first six months of 2004, compared with 2003, was primarily the result of a decline in net interest income resulting from lower loans held for sale balances as mortgage production has declined. Also, operating results include an increase in noninterest expense associated with increased amortization of mortgage servicing rights resulting from growth in the servicing portfolio from a year ago.

     Total net revenue decreased $287.6 million (19.4 percent) in the second quarter of 2004 and decreased $352.5 million (12.4 percent) in the first six months of 2004, compared with the same periods of 2003. The declines were due to a reduction in net securities gains (losses), partially offset by increases in net interest income and noninterest income. Net interest income, on a taxable-equivalent basis, increased $8.5 million (1.0 percent) and $13.2 million (.7 percent) in the second quarter of 2004 and the first six months of 2004, respectively, compared with the same periods of 2003. Fee-based revenue increased $71.3 million (18.2 percent) and net securities gains (losses) decreased $367.4 million in the second quarter of 2004, while fee-based revenue increased $107.5 million (13.9 percent) and net securities gains (losses) decreased $473.2 million in the first six months of 2004, compared with the same periods of 2003.
     The increase in net interest income for the second quarter of 2004 and the first six months of 2004, compared with the same periods of 2003, was due to growth in average loan balances, changes in the mix of average deposit balances and improved spreads on commercial loans. Partially offsetting these increases were the impact of declining interest rates on the funding benefit of consumer deposits and the reduction in mortgage loans held for sale attributable to the changing interest rate environment resulting in lower mortgage refinance activity. The increase in the average loan balances of 8.6 percent for the second quarter of 2004 reflected retail loan growth of 6.6 percent and growth in residential mortgages of 28.6 percent, compared with the second quarter of 2003. Included within the retail loan category are second-lien home equity loans which had a growth rate of 2.5 percent. The category of residential mortgages includes first-lien home equity loans, which had a growth rate of 32.0 percent in the second quarter of 2004, compared with the second quarter of 2003. On a combined basis, first and second-lien home equity products increased $1.7 billion, or 10.3 percent, compared with a year ago. The year-over-year growth of traditional residential mortgages was 26.2 percent. Commercial real estate loan balances increased 6.4 percent, while commercial loan balances decreased 7.1 percent during the second quarter of 2004, compared with the second quarter of 2003. Average deposits included growth in noninterest-bearing, interest checking, savings and money market account balances, offset by a reduction in balances associated with time deposits in the second quarter of 2004, compared with the second quarter of 2003. The decline in lower margin time deposits primarily reflected a shift in product mix towards savings products.
     Fee-based noninterest income was $462.0 million in the second quarter of 2004 and $879.0 million in the first six months of 2004, an increase of $71.3 million (18.2 percent) and $107.5 million (13.9 percent), respectively, compared with the same periods of 2003. This growth was driven by deposit service charges, commercial products revenue, mortgage banking revenue, investment products fees and commissions and other revenue, partially offset by lower treasury management fees. The second quarter 2004 growth in fee-based revenue was attributable to new deposit account growth, pricing enhancements, increased sales, higher mortgage servicing revenue and lower end-of-term lease losses.

28	U.S. Bancorp

     Total noninterest expense was $477.7 million in the second quarter of 2004 and $1,222.0 million in the first six months of 2004, compared with $849.2 million and $1,608.0 million for the same periods of 2003, decreases of $371.5 million (43.7 percent) and $386.0 million (24.0 percent), respectively. The decrease in noninterest expense was primarily attributable to an increase in MSR values during the second quarter of 2004 resulting in a MSR reparation of $171.1 million, compared with a MSR impairment of $196.3 million in 2003. In addition to the net reduction in MSR impairments of $367.4 million, noninterest expense declined due to lower net shared services costs and loan origination costs, partially offset by increases in compensation costs related to new in-store branch expansion and higher amortization costs from growth in the mortgage servicing portfolio. Noninterest expense for the first six months of 2004 included reparation of MSR impairment of $61.8 million in the first six months of 2004, compared with a MSR impairment of $317.2 million in 2003. The change in MSR valuations was driven by rising interest rates and slower prepayment speeds in the second quarter of 2004, compared with the declining interest rates and refinancing activities in the first six months of 2003 and the first quarter of 2004.
     The provision for credit losses decreased $12.5 million and $16.8 million in the second quarter of 2004 and the first six months of 2004, respectively, compared with the same periods of 2003. The improvement in the provision for credit losses in the second quarter of 2004 and the first six months of 2004, compared with the same periods of 2003, was primarily attributable to lower retail loan net charge-offs. As a percentage of average loans, net charge-offs declined to ..60 percent in the second quarter of 2004, compared with ..74 percent in the second quarter of 2003. Retail loan net charge-offs continued to decline primarily a result of ongoing collection efforts and risk management. Nonperforming assets within Consumer Banking were $377.6 million at June 30, 2004, compared with $418.6 million at March 31, 2004, and $399.0 million at June 30, 2003. The decrease in nonperforming assets in the second quarter of 2004 was a result of declines in nonperforming loans and other real estate owned primarily associated with small business and community banking-based borrowers. Nonperforming assets as a percentage of end-of-period loans were .63 percent, ..72 percent and .72 percent as of June 30, 2004, March 31, 2004, and June 30, 2003, respectively. Refer to the “Corporate Risk Profile” section for further information on factors impacting the credit quality of the loan portfolios.

Private Client, Trust and Asset Management provides trust, private banking, financial advisory, investment management and mutual fund and alternative investment product services through five businesses: Private Client Group, Corporate Trust, Asset Management, Institutional Trust and Custody and Fund Services, LLC. Private Client, Trust and Asset Management contributed $109.0 million of the Company’s operating earnings for the second quarter of 2004 and $219.0 for the first six months of 2004, increases of 11.8 percent and 18.2 percent, respectively, compared with the same periods of 2003. The period-over-period increases for the second quarter of 2004 and first six months of 2004 were attributable to growth in total net revenue (7.6 percent and 8.8 percent, respectively) and a reduction in noninterest expense (.7 percent and 1.9 percent, respectively), partially offset by an increase in provision for credit losses.

     Total net revenue was $341.6 million in the second quarter of 2004 and $674.3 million in the first six months of 2004, increases of 7.6 percent and 8.8 percent, respectively, compared with the same periods of 2003. Net interest income, on a taxable-equivalent basis, increased $11.7 million (15.4 percent) in the second quarter of 2004 and $19.6 million (13.0 percent) in the first six months of 2004, compared with the same periods of 2003. The increase in net interest income in the second quarter of 2004 was due to growth in total deposits of 34.0 percent, attributable to growth in noninterest-bearing deposits, savings products and time deposits, partially offset by the impact of declining interest rates on the funding benefit of deposits. Noninterest income increased $12.5 million (5.2 percent) in the second quarter of 2004 and $34.8 million (7.4 percent) in the first six months of 2004, compared with the same periods of 2003. The increases in noninterest income were primarily attributable to improvement in equity capital market conditions and an increase in assets under management and related fees.
     Total noninterest expense decreased $1.2 million (.7 percent) in the second quarter of 2004 and $6.3 million (1.9 percent) in the first six months of 2004, compared with the same periods of 2003, primarily due to reductions in intangible amortization and net shared services expense.
     The provision for credit losses increased $7.3 million in the second quarter of 2004 and $7.8 million in the first six months of 2004, compared with the same periods of 2003. The increase in the provision for credit losses was due to increases within commercial and retail loan net charge-offs. Net charge-offs as a percentage of average loans were .74 percent

U.S. Bancorp	29

in the second quarter of 2004, compared with ..13 percent in the second quarter of 2003. Net charge-offs are expected to return to historical levels in the third quarter of 2004.

Payment Services includes consumer and business credit cards, debit cards, corporate and purchasing card services, consumer lines of credit, ATM processing and merchant processing. Payment Services contributed $176.8 million of the Company’s operating earnings for the second quarter of 2004 and $337.7 million for the first six months of 2004, a 23.3 percent and 22.2 percent increase, respectively, over the same periods of 2003. The increases were due to growth in total net revenue and reductions in provision for credit losses, partially offset by increases in total noninterest expense.

     Total net revenue was $605.3 million in the second quarter of 2004 and $1,165.1 million in the first six months of 2004, increases of $55.1 million (10.0 percent) and $83.0 million (7.7 percent), respectively, compared with the same periods of 2003. Net interest income decreased $3.3 million (2.3 percent) and $14.5 million (4.8 percent) in the second quarter and the first six months of 2004, respectively, compared with the same periods of 2003, primarily due to reductions in customer fees, higher corporate card rebates and a decline in average deposit balances. Noninterest income increased $58.4 million (14.4 percent) in the second quarter of 2004 and $97.5 million (12.5 percent) in the first six months of 2004, compared with the same periods of 2003. The increase in fee-based revenue in the second quarter of 2004 was driven by strong growth in credit card and debit card revenue (11.5 percent), corporate payment products revenue (13.0 percent), ATM processing services revenue (10.6 percent) and merchant processing revenue (16.4 percent). The growth in credit card and debit card revenue was muted somewhat by the impact of the debit card antitrust settlement by VISA USA and Mastercard which lowered interchange rates on signature debit transactions commencing in the third quarter of 2003. Credit card and debit card revenue increased $16.3 million due to strong growth in sales volumes. Corporate payment products revenue increased $11.8 million due to increases in sales volumes and pricing enhancements. ATM processing services revenue increased $2.9 million due to transaction growth and new sales. Merchant processing revenue increased $23.3 million due to an increase in sales and transaction processing volumes and the purchase of two European merchant acquiring businesses, which accounted for approximately $7.1 million of the change.
     Total noninterest expense was $232.6 million in the second quarter of 2004 and $446.9 million in the first six months of 2004, increases of $12.7 million (5.8 percent) and $12.6 million (2.9 percent), respectively, compared with the same periods of 2003. The total noninterest expense increase was primarily attributable to higher compensation and employee benefit costs associated with increased corporate payment products and merchant processing sales volumes, in addition to higher merchant acquiring costs resulting from the purchase of the two European merchant acquiring businesses in the second quarter of 2004.
     The provision for credit losses was $94.8 million in the second quarter of 2004 and $187.4 million in the first six months of 2004, decreases of $10.1 million (9.6 percent) and $25.9 million (12.1 percent), respectively, compared with the same periods of 2003, due to lower net charge-offs. Net charge-offs were 3.63 percent of average loans in the second quarter of 2004, compared with 4.26 percent in the second quarter of 2003. The favorable change in credit losses was due to improvements in ongoing collection efforts and risk management, as well as an improvement in economic conditions from a year ago.
     In April 2004, the Company, through a European subsidiary and affiliate of Nova Information Systems, Inc., entered into a definitive agreement to purchase the remaining 50 percent ownership interest of euroConex Technologies Limited (“euroConex”) from the Bank of Ireland. In addition, the Company, through its European subsidiaries, completed two separate transactions to acquire merchant processing businesses in Poland and the United Kingdom. In connection with these transactions, euroConex and its affiliates will provide debit and credit card processing services to merchants, directly and through alliances with banking partners in these European markets. The buyout from the Bank of Ireland closed on June 29, 2004.

Treasury and Corporate Support includes the Company’s investment portfolios, funding, capital management and asset securitization activities, interest rate risk management, the net effect of transfer pricing related to average balances and the residual aggregate of expenses associated with business activities managed on a corporate basis, including enterprise-wide operations and administrative support functions. Operational expenses incurred by Treasury and Corporate Support on behalf of the other business lines are allocated back primarily based on customer transaction volume and account activities to the appropriate business unit and are identified as net shared services expense. Treasury and Corporate Support recorded operating earnings of

30	U.S. Bancorp

$90.9 million for the second quarter of 2004 and $294.7 million for the first six months of 2004, a decrease of $46.7 million (33.9 percent) and an increase of $8.2 million (2.9 percent), respectively, compared with the same periods of 2003.
     Total net revenue was $294.2 million and $614.5 million in the second quarter and first six months of 2004, respectively, compared with total net revenue of $314.7 million and $638.7 million for the same periods of 2003. The decline of $20.5 million (6.5 percent) in total net revenue in the second quarter of 2004 was attributable to reductions in net interest income of $15.6 million and net securities gains (losses) of $17.4 million, partially offset by increases in noninterest income of $12.5 million (39.3 percent). The decrease in net interest income was primarily attributable to the Company’s asset/liability management decisions to invest in lower-yield floating-rate securities, higher-cost fixed funding and repositioning of the balance sheet for changes in the interest rate environment. Investment securities increased $6.3 billion in the second quarter of 2004 compared with the second quarter of 2003, reflecting the reinvestment of proceeds from declines in commercial loan balances and additional deposit growth. The decline of $24.2 million (3.8 percent) in total net revenue in the first six months of 2004 was attributable to decreases in net securities gains (losses) of $53.2 million, partially offset by increases in net interest income of $15.2 million and noninterest income of $13.8 million. The increase in net interest income was primarily attributable to an increase in the investment portfolio of $8.5 billion and changes in funding mix, partially offset by a reduction in loan prepayment fees and the net effect of transfer pricing related to changes in the average balance sheet and interest rates. The increase in noninterest income was primarily attributable to higher equity valuation gains.
     Noninterest expense was $198.5 million in the second quarter of 2004 and $375.9 million in the first six months of 2004, compared with $136.1 million and $263.3 million for the same periods of 2003, respectively. The $62.4 million (45.8 percent) increase in the second quarter of 2004 and the $112.6 million (42.8 percent) increase in the first six months of 2004, compared with the same periods of 2003, reflected higher costs associated with stock-based compensation, pension benefits, and insurance. Other expenses also included a charge associated with future-delivery charge-back exposure within the Company’s airline merchant processing portfolio. In addition, the first six months of 2004 included a $35.4 million charge associated with the prepayment of the Company’s long-term debt.
     The provision for credit losses for this business unit represents the residual aggregate of the net credit losses allocated to the reportable business units and the Company’s recorded provision determined in accordance with accounting principles generally accepted in the United States. The provision for credit losses was a net recovery of $1.1 million in the second quarter of 2004 and $.7 million in the first six months of 2004, compared with a net recovery of $.7 million and $.8 million for the same periods of 2003, respectively. Refer to the “Corporate Risk Profile” section for further information on the provision for credit losses, nonperforming assets and factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for credit losses.
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

U.S. Bancorp	31

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
     Sensitivity analysis to the many factors impacting the allowance for credit losses is difficult. Some factors are quantifiable while other factors require qualitative judgment. Management conducts analysis with respect to the accuracy of risk ratings and the volatility of inherent losses, and utilizes this analysis along with qualitative factors including uncertainty in the economy from changes in unemployment rates, the level of bankruptcies, concentration risks, including risks associated with the transportation sector and highly leveraged enterprise-value credits, in determining the overall level of the allowance for credit losses. Refer to the “Analysis and Determination of the Allowance for Credit Losses” section for further information.

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

32	U.S. Bancorp

recorded value is temporary in nature. While impairment assessments impact most asset categories, the following areas are considered to be critical accounting matters in relation to the financial statements.

Mortgage Servicing Rights MSRs are capitalized as separate assets when loans are sold and servicing is retained. The total cost of loans sold is allocated between the loans sold and the servicing assets retained based on their relative fair values. MSRs that are purchased from others are initially recorded at cost. The carrying value of the MSRs is amortized in proportion to and over the period of estimated net servicing revenue and recorded in noninterest expense as amortization of intangible assets. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. For purposes of measuring impairment, the servicing rights are stratified based on the underlying loan type and note rate and the carrying value for each stratum is compared to fair value based on a discounted cash flow analysis, utilizing current prepayment speeds and discount rates. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the carrying value is greater than fair value, impairment is recognized through a valuation allowance for each impaired stratum and recorded as amortization of intangible assets. The reduction in the fair value of MSRs at June 30, 2004, to immediate 25 and 50 basis point adverse changes in interest rates would be approximately $50 million and $119 million, respectively. An upward movement in interest rates at June 30, 2004, of 25 and 50 basis points would increase the value of the MSRs by approximately $86 million and $133 million, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding MSRs.

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

     The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. In determining the reasonableness of cash flow estimates, the Company reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.
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
     The Company’s annual assessment of potential goodwill impairment was completed during the second quarter of 2004. Based on the results of this assessment, no goodwill impairment was recognized.

CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design

U.S. Bancorp	33

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

34	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	35

U.S. Bancorp
Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in Millions)	2004	2003

	(Unaudited)
Assets
Cash and due from banks	$7,476	$8,630
Investment securities
Held-to-maturity (fair value $128 and $161, respectively)	125	152
Available-for-sale	40,160	43,182
Loans held for sale	1,383	1,433
Loans
Commercial	40,065	38,526
Commercial real estate	27,204	27,242
Residential mortgages	14,380	13,457
Retail	41,181	39,010

Total loans	122,830	118,235
Less allowance for loan losses	(2,244)	(2,369)

Net loans	120,586	115,866
Premises and equipment	1,893	1,957
Customers’ liability on acceptances	169	121
Goodwill	6,226	6,025
Other intangible assets	2,475	2,124
Other assets	9,737	9,796

Total assets	$190,230	$189,286

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,786	$32,470
Interest-bearing	71,314	74,749
Time deposits greater than $100,000	15,827	11,833

Total deposits	119,927	119,052
Short-term borrowings	11,592	10,850
Long-term debt	31,013	31,215
Junior subordinated debentures	2,652	2,601
Acceptances outstanding	169	121
Other liabilities	6,202	6,205

Total liabilities	171,555	170,044
Shareholders’ equity
Common stock, par value $0.01 a share — authorized: 4,000,000,000 shares issued: 06/30/04 and 12/31/03 — 1,972,643,007 shares	20	20
Capital surplus	5,860	5,851
Retained earnings	15,644	14,508
Less cost of common stock in treasury: 06/30/04 — 88,527,451 shares; 12/31/03 — 49,722,856 shares	(2,316)	(1,205)
Other comprehensive income	(533)	68

Total shareholders’ equity	18,675	19,242

Total liabilities and shareholders’ equity	$190,230	$189,286

See Notes to Consolidated Financial Statements.

36	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and shares in Millions, Except Per Share Data)
(Unaudited)	2004	2003	2004	2003

Interest Income
Loans	$1,740.0	$1,821.0	$3,487.0	$3,657.7
Loans held for sale	27.3	51.8	47.2	111.4
Investment securities
Taxable	438.7	422.4	902.7	818.5
Non-taxable	4.7	7.5	10.0	16.4
Other interest income	25.5	25.1	47.4	55.0

Total interest income	2,236.2	2,327.8	4,494.3	4,659.0
Interest Expense
Deposits	205.3	288.5	432.3	595.1
Short-term borrowings	58.9	38.9	108.8	78.4
Long-term debt	174.8	184.0	360.7	368.3
Junior subordinated debentures	24.8	24.5	48.3	55.9

Total interest expense	463.8	535.9	950.1	1,097.7

Net interest income	1,772.4	1,791.9	3,544.2	3,561.3
Provision for credit losses	204.5	323.0	439.5	658.0

Net interest income after provision for credit losses	1,567.9	1,468.9	3,104.7	2,903.3
Noninterest Income
Credit and debit card revenue	158.8	142.3	300.6	269.7
Corporate payment products revenue	102.7	90.9	197.5	176.9
ATM processing services	44.9	41.9	87.1	84.3
Merchant processing services	165.1	141.8	306.2	269.1
Trust and investment management fees	251.7	238.9	500.3	467.5
Deposit service charges	202.1	179.0	387.3	342.2
Treasury management fees	121.5	111.8	239.0	223.8
Commercial products revenue	107.4	100.0	217.8	204.2
Mortgage banking revenue	109.9	90.3	204.1	185.7
Investment products fees and commissions	42.2	38.1	81.5	73.2
Securities gains (losses), net	(171.7)	213.1	(171.7)	353.8
Other	107.1	84.8	210.3	188.6

Total noninterest income	1,241.7	1,472.9	2,560.0	2,839.0
Noninterest Expense
Compensation	572.6	547.6	1,108.4	1,093.6
Employee benefits	91.2	79.6	191.4	171.3
Net occupancy and equipment	153.4	159.5	309.1	320.8
Professional services	34.7	32.9	67.1	59.3
Marketing and business development	48.7	51.1	84.0	80.9
Technology and communications	102.4	104.1	204.1	209.0
Postage, printing and supplies	60.5	61.8	122.1	122.2
Other intangibles	(47.6)	312.3	178.5	547.4
Merger and restructuring-related charges	—	10.8	—	28.4
Other	216.7	186.9	422.8	368.3

Total noninterest expense	1,232.6	1,546.6	2,687.5	3,001.2

Income from continuing operations before income taxes	1,577.0	1,395.2	2,977.2	2,741.1
Applicable income taxes	540.1	480.2	931.9	942.0

Income from continuing operations	1,036.9	915.0	2,045.3	1,799.1
Income from discontinued operations (after-tax)	—	4.9	—	5.6

Net income	$1,036.9	$919.9	$2,045.3	$1,804.7

Earnings Per Share
Income from continuing operations	$.55	$.48	$1.07	$.94
Discontinued operations	—	—	—	—

Net income	$.55	$.48	$1.07	$.94

Diluted Earnings Per Share
Income from continuing operations	$.54	$.47	$1.06	$.93
Discontinued operations	—	.01	—	.01

Net income	$.54	$.48	$1.06	$.94

Dividends declared per share	$.240	$.205	$.480	$.410

Average common shares outstanding	1,891.6	1,922.3	1,903.5	1,920.6
Average diluted common shares outstanding	1,913.4	1,931.6	1,927.3	1,928.6

See Notes to Consolidated Financial Statements.

U.S. Bancorp	37

U.S. Bancorp
Consolidated Statement of Shareholders’ Equity

						Other	Total
(Dollars in Millions)	Common Shares	Common	Capital	Retained	Treasury	Comprehensive	Shareholders’
(Unaudited)	Outstanding	Stock	Surplus	Earnings	Stock	Income	Equity

Balance December 31, 2002	1,916,956,560	$20	$5,799	$13,105	$(1,272)	$784	$18,436
Net income				1,805			1,805
Unrealized gain on securities available for sale						157	157
Unrealized loss on derivatives						(222)	(222)
Foreign currency translation adjustment						17	17
Realized gain on derivatives						188	188
Reclassification adjustment for gains realized in net income						(379)	(379)
Income taxes						91	91

Total comprehensive income							1,657
Cash dividends declared on common stock				(788)			(788)
Issuance of common and treasury stock	8,249,225		(46)		190		144
Stock option and restricted stock grants			72				72
Shares reserved to meet deferred compensation obligations	(678,976)		10		(10)		—

Balance June 30, 2003	1,924,526,809	$20	$5,835	$14,122	$(1,092)	$636	$19,521

Balance December 31, 2003	1,922,920,151	$20	$5,851	$14,508	$(1,205)	$68	$19,242
Net income				2,045			2,045
Unrealized loss on securities available for sale						(990)	(990)
Unrealized loss on derivatives						(125)	(125)
Realized gain on derivatives						3	3
Reclassification adjustment for losses realized in net income						143	143
Income taxes						368	368

Total comprehensive income							1,444
Cash dividends declared on common stock				(909)			(909)
Issuance of common and treasury stock	16,564,323		(58)		418		360
Purchase of treasury stock	(54,607,715)				(1,509)		(1,509)
Stock option and restricted stock grants			51				51
Shares reserved to meet deferred compensation obligations	(761,203)		16		(20)		(4)

Balance June 30, 2004	1,884,115,556	$20	$5,860	$15,644	$(2,316)	$(533)	$18,675

See Notes to Consolidated Financial Statements.

38	U.S. Bancorp

U.S. Bancorp
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,

(Dollars in Millions)
(Unaudited)	2004	2003

Operating Activities
Net cash provided by (used in) operating activities	$2,587.5	$3,540.9
Investing Activities
Proceeds from sales of available-for-sale investment securities	4,644.3	11,855.0
Proceeds from maturities of investment securities	5,660.6	9,661.9
Purchases of investment securities	(7,917.6)	(28,826.1)
Net (increase) decrease in loans outstanding	(4,753.6)	(4,658.8)
Proceeds from sales of loans	918.5	1,141.2
Purchases of loans	(1,188.8)	(239.5)
Proceeds from sales of premises and equipment	38.0	20.6
Purchases of premises and equipment	(63.3)	(555.2)
Acquisitions, net of cash acquired	(301.6)	—
Other, net	(210.5)	(158.9)

Net cash provided by (used in) investing activities	(3,174.0)	(11,759.8)
Financing Activities
Net increase (decrease) in deposits	875.2	10,793.4
Net increase (decrease) in short-term borrowings	742.7	(419.6)
Principal payments on long-term debt	(5,459.0)	(4,797.9)
Proceeds from issuance of long-term debt	5,450.6	7,448.8
Redemption of Company-obligated mandatorily redeemable preferred securities	—	(350.0)
Proceeds from issuance of common stock	314.2	126.7
Repurchase of common stock	(1,591.0)	—
Cash dividends paid	(919.0)	(767.2)

Net cash provided by (used in) financing activities	(586.3)	12,034.2

Change in cash and cash equivalents	(1,172.8)	3,815.3
Cash and cash equivalents at beginning of period	8,782.2	11,192.1

Cash and cash equivalents at end of period	$7,609.4	$15,007.4

See Notes to Consolidated Financial Statements.

U.S. Bancorp	39

Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Basis of Presentation

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

Loan Commitments On March 9, 2004, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments accounted for as derivative instruments and is effective for commitments entered into after March 31, 2004. The guidance clarifies that expected future cash flows related to the servicing of the loan may be recognized only when the servicing asset has been contractually separated from the underlying loan by sale with servicing retained. The adoption of SAB 105 did not have a material impact on the Company’s financial statements.

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

The following table represents the condensed results of operations for discontinued operations for the second quarter and first six months of 2003:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2003

Revenue	$207.1	$374.3
Noninterest expense	197.8	364.0

Income from discontinued operations	9.3	10.3
Costs of disposal	1.8	2.1
Income taxes	2.6	2.6

Discontinued operations, net of tax	$4.9	$5.6

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

40	U.S. Bancorp

Jaffray Companies at the time of the distribution. Through June 30, 2004, the Company has paid approximately $.3 million to Piper Jaffray Companies under this agreement.

Note 4	Investment Securities

The detail of the amortized cost, gross unrealized holding gains and losses, and fair value of held-to-maturity and available-for-sale securities was as follows:

	June 30, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
(Dollars in Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Held-to-maturity (a)
Mortgage-backed securities	$12	$—	$—	$12	$14	$—	$—	$14
Obligations of state and political subdivisions	113	7	(4)	116	138	11	(2)	147

Total held-to-maturity securities	$125	$7	$(4)	$128	$152	$11	$(2)	$161

Available-for-sale (b)
U.S. Treasury and agencies	$3,108	$6	$(77)	$3,037	$1,634	$10	$(69)	$1,575
Mortgage-backed securities	36,799	77	(1,093)	35,783	40,229	203	(407)	40,025
Asset-backed securities	142	1	(1)	142	250	5	(3)	252
Obligations of state and political subdivisions	260	8	—	268	335	13	—	348
Other securities and investments	932	10	(12)	930	993	9	(20)	982

Total available-for-sale securities	$41,241	$102	$(1,183)	$40,160	$43,441	$240	$(499)	$43,182

(a)	Held-to-maturity securities are carried at historical cost adjusted for amortization of premiums and accretion of discounts.
(b)	Available-for-sale securities are carried at fair value with unrealized net gains or losses reported within other comprehensive income in shareholders’ equity.

The fair value of available-for-sale securities shown above includes securities totaling $3.2 billion with unrealized losses of $239.3 million which have been in an unrealized loss position for greater than 12 months. All principal and interest payments are expected to be collected given the high credit quality of the U.S. government agency debt securities and bank holding company issuers and the Company’s ability and intent to hold the securities until such time as the value recovers or maturity. All other available-for-sale securities with unrealized losses have an aggregate fair value of $30.7 billion and have been in an unrealized loss position for less than 12 months and represent both fixed-rate securities and floating-rate securities containing caps with temporary impairment resulting from increases in interest rates since the purchase of the securities.

     The weighted-average maturity of the available-for-sale investment securities was 6.24 years at June 30, 2004, compared with 5.12 years at December 31, 2003. The corresponding weighted-average yields were 4.21% and 4.27%, respectively. The weighted-average maturity of the held-to-maturity investment securities was 7.19 years at June 30, 2004, compared with 6.16 years at December 31, 2003.
     Securities carried at $33.3 billion at June 30, 2004, and $31.0 billion at December 31, 2003, were pledged to secure public, private and trust deposits and for other purposes required by law. Securities sold under agreements to repurchase were collateralized by securities and securities purchased under agreements to resell with an amortized cost of $4.5 billion and $3.6 billion at June 30, 2004 and December 31, 2003, respectively.

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2004	2003	2004	2003

Realized gains	$.3	$220.5	$1.3	$362.3
Realized losses	(172.0)	(7.4)	(173.0)	(8.5)

Net realized gains (losses)	$(171.7)	$213.1	$(171.7)	$353.8

Income tax (benefit) on realized gains (losses)	$(65.2)	$81.0	$(65.2)	$134.4

U.S. Bancorp	41

For amortized cost, fair value and yield by maturity date of held-to-maturity and available-for-sale securities outstanding at June 30, 2004, refer to Table 5 included in Management’s Discussion and Analysis which is incorporated by reference into these Notes to Consolidated Financial Statements.

Note 5	Loans

The composition of the loan portfolio was as follows:

	June 30, 2004		December 31, 2003

		Percent		Percent
(Dollars in Millions)	Amount	of Total	Amount	of Total

Commercial
Commercial	$35,170	28.6%	$33,536	28.4%
Lease financing	4,895	4.0	4,990	4.2

Total commercial	40,065	32.6	38,526	32.6
Commercial real estate
Commercial mortgages	20,382	16.6	20,624	17.4
Construction and development	6,822	5.6	6,618	5.6

Total commercial real estate	27,204	22.2	27,242	23.0
Residential mortgages
Residential mortgages	8,420	6.9	7,332	6.2
Home equity loans, first liens	5,960	4.8	6,125	5.2

Total residential mortgages	14,380	11.7	13,457	11.4
Retail
Credit card	6,079	4.9	5,933	5.0
Retail leasing	6,640	5.4	6,029	5.1
Home equity and second mortgages	14,017	11.4	13,210	11.2
Other retail
Revolving credit	2,544	2.1	2,540	2.1
Installment	2,656	2.2	2,380	2.0
Automobile	7,515	6.1	7,165	6.1
Student	1,730	1.4	1,753	1.5

Total other retail	14,445	11.8	13,838	11.7

Total retail	41,181	33.5	39,010	33.0

Total loans	$122,830	100.0%	$118,235	100.0%

Loans are presented net of unearned interest and deferred fees and costs, which amounted to $1.4 billion and $1.5 billion at June 30, 2004, and December 31, 2003, respectively.

     During the first quarter of 2004, the Company reclassified the portion of its allowance for credit losses related to commercial off-balance sheet loan commitments and letters of credit to a separate liability account.

Note 6	Mortgage Servicing Rights

The Company’s portfolio of residential mortgages serviced for others was $58.7 billion and $53.9 billion at June 30, 2004, and December 31, 2003, respectively.

The net carrying value of capitalized mortgage servicing rights was as follows:

	June 30,	December 31,
(Dollars in Millions)	2004	2003

Initial carrying value, net of amortization	$954	$830
Impairment valuation allowance	(91)	(160)

Net carrying value	$863	$670

42	U.S. Bancorp

Changes in capitalized mortgage servicing rights are summarized as follows:

	Six Months Ended	Year Ended
(Dollars in Millions)	June 30, 2004	December 31, 2003

Balance at beginning of period	$670	$642
Rights purchased	76	55
Rights capitalized	148	338
Amortization	(93)	(156)
Rights sold	—	—
Repairment (impairment) (a)	62	(209)

Balance at end of period	$863	$670

(a)	Mortgage servicing rights reparation of $171.1 million and impairment of $196.3 million were recognized during the second quarter of 2004 and 2003, respectively.

The key economic assumptions used to estimate the value of the mortgage servicing rights portfolio were as follows:

	June 30,	December 31,
(Dollars in Millions)	2004	2003

Fair value	$863	$670
Expected weighted-average life (in years)	7.0	5.2
Discount rate	9.9%	9.9%

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at June 30, 2004, was as follows:

	Down Scenario		Up Scenario

(Dollars in Millions)	50 bps	25 bps	25 bps	50 bps

Fair value	$(119)	$(50)	$86	$133

The Company utilizes the investment securities portfolio as an economic hedge against possible adverse interest rate changes. The Company also, from time to time, purchases principal-only securities that act as a partial economic hedge. The Company is able to recognize reparations from increases in the fair value of servicing rights when impairment reserves are released.

     The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. In the current interest rate environment, mortgage loans originated as part of government agency and state loan programs tend to experience slower prepayment speeds and better cash flows than conventional mortgage loans. The Company’s servicing portfolio consists of the distinct portfolios of Mortgage Revenue Bond Programs (“MRBP”), government-related mortgages and conventional mortgages. The MRBP division specializes in servicing loans made under state and local housing authority programs. These programs provide mortgages to low and moderate income borrowers and are generally under government insured programs with down payment or closing cost assistance. The conventional and government servicing portfolios are predominantly comprised of fixed-rate agency loans (FNMA, FHLMC, GNMA, FHLB and various housing agencies) with limited adjustable-rate or jumbo mortgage loans.

A summary of the Company’s mortgage servicing rights and related characteristics by portfolio as of June 30, 2004, was as follows:

(Dollars in Millions)	MRBP	Government	Conventional	Total

Servicing portfolio	$7,696	$8,872	$42,107	$58,675
Fair market value	$116	$159	$588	$863
Value (bps)	151	179	140	147
Weighted-average servicing fees (bps)	43	46	34	37
Multiple (value/servicing fees)	3.51	3.89	4.12	3.97
Weighted-average note rate	6.37%	6.13%	5.70%	5.85%
Age (in years)	3.5	2.0	1.4	1.8
Expected life (in years)	4.8	7.1	7.4	7.0
Discount rate	10.1%	11.0%	9.6%	9.9%

U.S. Bancorp	43

Note 7	Intangible Assets

The following table reflects the changes in the carrying value of goodwill for the six months ended June 30, 2004:

			Private Client,
	Wholesale	Consumer	Trust and Asset	Payment	Consolidated
(Dollars in Millions)	Banking	Banking	Management	Services	Company

Balance at December 31, 2003	$1,225	$2,242	$742	$1,816	$6,025
Goodwill acquired	—	—	103	97	200
Other (a)	—	—	—	1	1

Balance at June 30, 2004	$1,225	$2,242	$845	$1,914	$6,226

(a)	Other changes in goodwill include foreign exchange effects on non-dollar-denominated goodwill.

Intangible assets consisted of the following:

	Estimated	Amortization	June 30,	December 31,
(Dollars in Millions)	Life (a)	Method (b)	2004	2003

Goodwill	—	—	$6,226	$6,025
Merchant processing contracts	8 years	AC	751	552
Core deposit benefits	10 years/6 years	SL/AC	376	417
Mortgage servicing rights	7 years	AC	863	670
Trust relationships	15 years/9 years	SL/AC	322	311
Other identified intangibles	8 years/9 years	SL/AC	163	174

Total			$8,701	$8,149

(a)	Estimated life represents the amortization period for assets subject to the straight line method and the weighted-average amortization period for intangibles subject to accelerated methods. If more than one amortization method is used for a category, the estimated life for each method is calculated and reported separately.
(b)	Amortization methods: SL = straight line method AC = accelerated methods generally based on cash flows

Aggregate amortization and impairment expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2004	2003	2004	2003

Merchant processing contracts	$32.4	$32.5	$60.2	$64.7
Core deposit benefits	20.3	22.1	41.2	44.2
Mortgage servicing rights (a)	(123.6)	233.5	30.9	390.2
Trust relationships	11.9	13.4	23.7	26.6
Other identified intangibles	11.4	10.8	22.5	21.7

Total	$(47.6)	$312.3	$178.5	$547.4

(a)	Includes mortgage servicing rights reparation of $171.1 million and impairment of $196.3 million for the three months ended June 30, 2004 and 2003, respectively, and reparation of $61.8 million and impairment of $317.2 million for the six months ended June 30, 2004 and 2003, respectively.

Below is the estimated amortization expense for the years ending:

(Dollars in Millions)

Remaining 2004	$247.0
2005	430.3
2006	361.6
2007	309.6
2008	252.4

44	U.S. Bancorp

Note 8	Junior Subordinated Debentures Issued to Unconsolidated Subsidiary Trusts

The following table is a summary of the debt obligations relating to unconsolidated subsidiary trusts holding junior subordinated debentures of the Company as of June 30, 2004:

		Trust
		Preferred					Earliest
	Issuance	Securities	Debentures	Rate			Redemption
Issuance Trust (Dollars in Millions)	Date	Amount	Amount (a)	Type (b)	Rate	Maturity Date	Date

Retail
USB Capital V	December 2001	$300	$309	Fixed	7.25%	December 2031	December 7, 2006
USB Capital IV	November 2001	500	515	Fixed	7.35	November 2031	November 1, 2006
USB Capital III	May 2001	700	722	Fixed	7.75	May 2031	May 4, 2006
Institutional
Star Capital I	June 1997	150	155	Variable	2.29	June 2027	June 15, 2007
Mercantile Capital Trust I	February 1997	150	155	Variable	2.03	February 2027	February 1, 2007
USB Capital I	December 1996	300	309	Fixed	8.27	December 2026	December 15, 2006
Firstar Capital Trust I	December 1996	150	155	Fixed	8.32	December 2026	December 15, 2006
FBS Capital I	November 1996	300	309	Fixed	8.09	November 2026	November 15, 2006

(a)	Junior subordinated debentures issued to unconsolidated subsidiary trusts that are designated in fair value hedges at June 30 2004, are recorded on the balance sheet at fair value. Carrying value includes a fair value adjustment of $27 million related to hedges on certain junior subordinated debentures, as well as prepaid issuance fees of $(4) million.
(b)	The variable-rate Trust Preferred Securities and Debentures reprice quarterly based on three-month LIBOR.

Note 9	Shareholders’ Equity

At June 30, 2004, and December 31, 2003, the Company had authority to issue 4 billion shares of common stock and 10 million shares of preferred stock. The Company had 1,884.1 million and 1,922.9 million shares of common stock outstanding at June 30, 2004, and December 31, 2003, respectively.

     On December 18, 2001, the Board of Directors approved an authorization to repurchase 100 million shares of outstanding common stock throughout 2003. In 2003, the Company repurchased 7.0 million shares of common stock under the plan, which expired in December of 2003. On December 16, 2003, the Board of Directors approved an authorization to repurchase 150 million shares of common stock during the following 24 months. This repurchase program replaced the Company’s December 18, 2001, program. In the first quarter of 2004, the Company purchased 33.8 million shares under the December 2003 plan. During the second quarter of 2004, the Company purchased an additional 20.8 million shares under the December 2003 plan.

U.S. Bancorp	45

Note 10	Earnings Per Share

The components of earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars and Shares in Millions, Except Per Share Data)	2004	2003	2004	2003

Income from continuing operations	$1,036.9	$915.0	$2,045.3	$1,799.1
Income from discontinued operations (after-tax)	—	4.9	—	5.6

Net income	$1,036.9	$919.9	$2,045.3	$1,804.7

Average common shares outstanding	1,891.6	1,922.3	1,903.5	1,920.6
Net effect of the assumed purchase of stock based on the treasury stock method for options and stock plans	21.8	9.3	23.8	8.0

Average diluted common shares outstanding	1,913.4	1,931.6	1,927.3	1,928.6

Earnings per share
Income from continuing operations	$.55	$.48	$1.07	$.94
Discontinued operations	—	—	—	—

Net income	$.55	$.48	$1.07	$.94

Diluted earnings per share
Income from continuing operations	$.54	$.47	$1.06	$.93
Discontinued operations	—	.01	—	.01

Net income	$.54	$.48	$1.06	$.94

For the three months ended June 30, 2004 and 2003, options to purchase 40 million and 94 million shares, respectively, and 40 million and 98 million shares for the six months ended 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 11	Employee Benefits

Retirement Plans The following table sets forth the components of net periodic benefit cost (income) for the retirement plans:

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004

		Post-		Post-
		Retirement		Retirement
	Pension	Medical	Pension	Medical
(Dollars in Millions)	Plans	Plans	Plans	Plans

Components of net periodic benefit cost (income)
Service cost	$14.7	$1.0	$29.3	$1.9
Interest cost	26.8	4.8	53.7	9.6
Expected return on plan assets	(50.8)	(.3)	(101.6)	(.7)
Net amortization and deferral	(1.6)	(.1)	(3.2)	(.1)
Recognized actuarial loss	7.5	.9	15.1	1.8

Net periodic benefit cost (income)	$(3.4)	$6.3	$(6.7)	$12.5

The information for the components of the net periodic benefit cost (income) for the three and six months ended June 30, 2003, was not readily available.

46	U.S. Bancorp

Note 12	Income Taxes

The components of income tax expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2004	2003	2004	2003

Federal
Current	$418.0	$382.1	$696.1	$740.4
Deferred	67.5	53.9	133.3	108.4

Federal income tax	485.5	436.0	829.4	848.8
State
Current	42.4	31.6	78.1	66.6
Deferred	12.2	12.6	24.4	26.6

State income tax	54.6	44.2	102.5	93.2

Total income tax provision	$540.1	$480.2	$931.9	$942.0

A reconciliation of expected income tax expense at the federal statutory rate of 35% to the Company’s applicable income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in Millions)	2004	2003	2004	2003

Tax at statutory rate (35%)	$551.9	$488.3	$1,042.0	$959.4
State income tax, at statutory rates, net of federal tax benefit	35.5	29.2	66.6	62.1
Tax effect of
Resolution of federal income tax examinations	—	—	(90.0)	—
Tax credits	(31.9)	(27.2)	(63.1)	(53.8)
Tax-exempt interest, net	(5.5)	(5.1)	(10.9)	(11.0)
Other items	(9.9)	(5.0)	(12.7)	(14.7)

Applicable income taxes	$540.1	$480.2	$931.9	$942.0

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

     The Company’s net deferred tax liability was $1,442.5 million at June 30, 2004, and $1,556.4 million at December 31, 2003.

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

U.S. Bancorp	47

LETTERS OF CREDIT

Standby letters of credit are commitments the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond financings and other similar transactions. The Company issues commercial letters of credit on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Company’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, receivables, inventory, equipment and real estate. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by the Company under standby letter of credit arrangements at June 30, 2004, were approximately $10.0 billion with a weighted-average term of approximately 23 months. The estimated fair value of standby letters of credit was approximately $76.6 million at June 30, 2004.

GUARANTEES

Guarantees are contingent commitments issued by the Company to customers or other third-parties. The Company’s guarantees primarily include parent guarantees related to subsidiaries’ third-party borrowing arrangements; third-party performance guarantees inherent in the Company’s business operations such as indemnified securities lending programs and merchant charge-back guarantees; indemnification or buy-back provisions related to certain asset sales; and contingent consideration arrangements related to acquisitions. For certain guarantees, the Company has recorded a liability related to the potential obligation, or has access to collateral to support the guarantee or through the exercise of other recourse provisions can offset some or all of the maximum potential future payments made under these guarantees. The estimated fair value of guarantees, other than standby letters of credit, was approximately $145 million at June 30, 2004.

Third-Party Borrowing Arrangements The Company provides guarantees to third-parties as a part of certain subsidiaries’ borrowing arrangements, primarily representing guaranteed operating or capital lease payments or other debt obligations with maturity dates extending through 2014. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $1.6 billion at June 30, 2004. The Company’s recorded liabilities as of June 30, 2004, included $35.5 million representing outstanding amounts owed to these third-parties and required to be recorded on the Company’s balance sheet in accordance with accounting principles generally accepted in the United States.

Commitments from Securities Lending The Company participates in securities lending activities by acting as the customer’s agent involving the loan or sale of securities. The Company indemnifies customers for the difference between the market value of the securities lent and the market value of the collateral received. Cash collateralizes these transactions. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $19.2 billion at June 30, 2004, and represented the market value of the securities lent to third-parties. At June 30, 2004, the Company held assets with a market value of $19.6 billion as collateral for these arrangements.

Asset Sales The Company has provided guarantees to certain third-parties in connection with the sale of certain assets, primarily loan portfolios and low-income housing tax credits. These guarantees are generally in the form of asset buy-back or make-whole provisions that are triggered upon a credit event or a change in the tax-qualifying status of the related projects, as applicable, and remain in effect until the loans are collected or final tax credits are realized, respectively. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $644.6 million at June 30, 2004, and represented the total proceeds received from the buyer in these transactions where the buy-back or make-whole provisions have not yet expired. Recourse available to the Company includes guarantees from the Small Business Administration (for SBA loans sold), recourse against the correspondent that originated the loan or to the private mortgage issuer, the right to collect payments from the debtors, and/or the right to liquidate the underlying collateral, if any, and retain the proceeds. Based on its established loan-to-value guidelines, the Company believes the recourse available is sufficient to recover future payments, if any, under the loan buy-back guarantees.

48	U.S. Bancorp

Merchant Processing The Company, through its subsidiaries NOVA Information Systems, Inc. and NOVA European Holdings Company, provides merchant processing services. Under the rules of credit card associations, a merchant processor retains a contingent liability for credit card transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In this situation, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant, it bears the loss for the amount of the refund paid to the cardholder.

     A cardholder, through its issuing bank, generally has until the latter of up to four months after the date the transaction is processed or the receipt of the product or service to present a charge-back to the Company as the merchant processor. The absolute maximum potential liability is estimated to be the total volume of credit card transactions that meet the associations’ requirements to be valid charge-back transactions at any given time. Management estimates that the maximum potential exposure for charge-backs would approximate the total amount of merchant transactions processed through the credit card associations for the last four months. For the last four months this amount totaled approximately $46.6 billion. In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. However, where the product or service is not provided until a future date (“future delivery”), the potential for this contingent liability increases. To mitigate this risk, the Company may require the merchant to make an escrow deposit, may place maximum volume limitations on future delivery transactions processed by the merchant at any point in time, or may require various credit policy enhancements (including letters of credit and bank guarantees). Also, merchant processing contracts may include event triggers to provide the Company more financial and operational control in the event of financial deterioration of the merchant. At June 30, 2004, the Company held $43.2 million of merchant escrow deposits as collateral.
     The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of these airlines, the Company could become financially liable for refunding tickets purchased through the credit card associations under the charge-back provisions. Charge-back risk related to an airline is evaluated in a manner similar to credit risk assessments and merchant processing contracts consider the potential risk of default. At June 30, 2004, the value of future delivery airline tickets purchased was approximately $2.0 billion, and the Company held collateral of $253.4 million in escrow deposits and lines of credit related to airline customer transactions.
     In the normal course of business, the Company has unresolved charge-backs that are in process of resolution. The Company assesses the likelihood of its potential liability based on the extent and nature of unresolved charge-backs and its historical loss experience. At June 30, 2004, the Company had a recorded liability for potential losses of $29.0 million. In addition, the Company had a $58.2 million liability for guaranty obligations associated with its airline processing activities.

Other Guarantees The Company provides liquidity and credit enhancement facilities to a Company-sponsored conduit, as more fully described in the “Off-Balance Sheet Arrangements” section within Management’s Discussion and Analysis. Although management believes a draw against these facilities is remote, the maximum potential future payments guaranteed by the Company under these arrangements were approximately $6.5 billion at June 30, 2004. The recorded fair value of the Company’s liability for the credit enhancement recourse obligation and liquidity facilities was $38.2 million at June 30, 2004, and was included in other liabilities.

     The Company guarantees payments to certain certificate holders of Company-sponsored investment trusts with varying termination dates extending through December 2004. The maximum potential future payments guaranteed by the Company under these arrangements were approximately $42.4 million at June 30, 2004. At June 30, 2004, the Company had a recorded liability of $42.4 million, held $20.2 million in cash collateral and had other contractual sources of recourse available to it, including guarantees from third-parties and the underlying assets held by the investment trusts.

OTHER CONTINGENT LIABILITIES

In connection with the spin-off of Piper Jaffray Companies, the Company has agreed to indemnify Piper Jaffray Companies against losses that may result from third-party claims relating to certain specified matters. The Company’s indemnification obligation related to these specified matters is capped at $17.5 million and can be

U.S. Bancorp	49

terminated by the Company if there is a change in control event for Piper Jaffray Companies. Through June 30, 2004, the Company has paid approximately $.3 million to Piper Jaffray Companies under this agreement.
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

Note 14	Supplemental Disclosures to the Consolidated Financial Statements

Consolidated Statement of Cash Flows Listed below are supplemental disclosures to the Consolidated Statement of Cash Flows:

	Six Months Ended
	June 30,

(Dollars in Millions)	2004	2003

Acquisitions and divestitures
Assets acquired	$413.1	$—
Liabilities assumed	(110.6)	—

Net	$302.5	$—

Money Market Investments Money market investments are included with cash and due from banks as part of cash and cash equivalents. Money market investments consisted of the following:

	June 30,	December 31,
(Dollars in Millions)	2004	2003

Interest-bearing deposits	$6	$4
Federal funds sold	127	109
Securities purchased under agreements to resell	—	39

Total money market investments	$133	$152

50	U.S. Bancorp

(This page intentionally left blank)

U.S. Bancorp	51

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Three Months Ended June 30,

	2004			2003

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

ASSETS
Taxable securities	$42,102	$438.7	4.17%	$35,517	$422.4	4.76%	18.5%
Non-taxable securities	387	6.9	7.10	625	10.8	6.89	(38.1)
Loans held for sale	1,987	27.3	5.49	3,728	51.8	5.56	(46.7)
Loans (b)
Commercial	39,330	542.3	5.54	41,702	584.5	5.62	(5.7)
Commercial real estate	27,116	372.7	5.53	27,089	400.5	5.93	.1
Residential mortgages	14,052	199.5	5.69	11,012	172.3	6.27	27.6
Retail	40,663	630.2	6.23	38,000	667.2	7.04	7.0

Total loans	121,161	1,744.7	5.79	117,803	1,824.5	6.21	2.9
Other earning assets	1,353	25.6	7.61	1,752	25.0	5.74	(22.8)

Total earning assets	166,990	2,243.2	5.39	159,425	2,334.5	5.87	4.7
Allowance for loan losses	(2,289)			(2,472)			(7.4)
Unrealized gain (loss) on available-for-sale securities	(729)			694			*
Other assets (c)	26,458			29,408			(10.0)

Total assets	$190,430			$187,055			1.8

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$30,607			$32,515			(5.9)
Interest-bearing deposits
Interest checking	20,739	14.5	.28	18,090	21.6	.48	14.6
Money market accounts	34,242	56.8	.67	31,134	84.0	1.08	10.0
Savings accounts	5,936	3.6	.24	5,614	6.0	.43	5.7
Time certificates of deposit less than $100,000	13,021	83.5	2.58	15,790	115.0	2.92	(17.5)
Time deposits greater than $100,000	12,571	46.9	1.50	13,008	61.9	1.91	(3.4)

Total interest-bearing deposits	86,509	205.3	.95	83,636	288.5	1.38	3.4
Short-term borrowings	15,310	58.9	1.55	8,982	38.9	1.74	70.5
Long-term debt	30,354	174.8	2.31	32,273	184.0	2.28	(5.9)
Junior subordinated debentures	2,646	24.8	3.76	2,661	24.5	3.69	(.6)

Total interest-bearing liabilities	134,819	463.8	1.38	127,552	535.9	1.68	5.7
Other liabilities (d)	5,961			7,553			(21.1)
Shareholders’ equity	19,043			19,435			(2.0)

Total liabilities and shareholders’ equity	$190,430			$187,055			1.8%

Net interest income		$1,779.4			$1,798.6

Gross interest margin			4.01%			4.19%

Gross interest margin without taxable-equivalent increments			3.99			4.17

Percent of Earning Assets
Interest income			5.39%			5.87%
Interest expense			1.11			1.35

Net interest margin			4.28%			4.52%

Net interest margin without taxable-equivalent increments			4.26%			4.50%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,434 million of earning assets from discontinued operations in second quarter 2003.
(d)	Includes approximately $1,112 million of interest-bearing liabilities from discontinued operations in second quarter 2003.

52	U.S. Bancorp

U.S. Bancorp
Consolidated Daily Average Balance Sheet and Related Yields and Rates (a)

	For the Six Months Ended June 30,

	2004			2003

			Yields			Yields	% Change
(Dollars in Millions)	Average		and	Average		and	Average
(Unaudited)	Balances	Interest	Rates	Balances	Interest	Rates	Balances

ASSETS
Taxable securities	$43,205	$902.7	4.18%	$34,518	$818.5	4.74%	25.2%
Non-taxable securities	412	14.6	7.09	669	23.4	6.99	(38.4)
Loans held for sale	1,716	47.2	5.50	3,884	111.4	5.74	(55.8)
Loans (b)
Commercial	38,930	1,087.6	5.61	41,646	1,172.9	5.67	(6.5)
Commercial real estate	27,113	746.7	5.54	26,937	801.0	6.00	.7
Residential mortgages	13,831	397.0	5.76	10,570	334.5	6.35	30.9
Retail	40,111	1,265.1	6.34	37,908	1,356.3	7.22	5.8

Total loans	119,985	3,496.4	5.86	117,061	3,664.7	6.31	2.5
Other earning assets	1,356	47.6	7.05	1,652	55.0	6.71	(17.9)

Total earning assets	166,674	4,508.5	5.43	157,784	4,673.0	5.96	5.6
Allowance for loan losses	(2,360)			(2,489)			(5.2)
Unrealized gain (loss) on available-for-sale securities	(372)			653			*
Other assets (c)	26,104			29,427			(11.3)

Total assets	$190,046			$185,375			2.5

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$29,815			$32,669			(8.7)
Interest-bearing deposits
Interest checking	20,844	33.3	.32	17,814	44.1	.50	17.0
Money market accounts	34,320	124.2	.73	29,915	159.5	1.07	14.7
Savings accounts	5,917	8.1	.27	5,444	11.3	.42	8.7
Time certificates of deposit less than $100,000	13,319	174.1	2.63	16,500	248.2	3.03	(19.3)
Time deposits greater than $100,000	12,352	92.6	1.51	13,642	132.0	1.95	(9.5)

Total interest-bearing deposits	86,752	432.3	1.00	83,315	595.1	1.44	4.1
Short-term borrowings	14,365	108.8	1.52	9,096	78.4	1.74	57.9
Long-term debt	31,140	360.7	2.33	30,888	368.3	2.40	.8
Junior subordinated debentures	2,636	48.3	3.67	2,820	55.9	3.97	(6.5)

Total interest-bearing liabilities	134,893	950.1	1.42	126,119	1,097.7	1.75	7.0
Other liabilities (d)	6,024			7,465			(19.3)
Shareholders’ equity	19,314			19,122			1.0

Total liabilities and shareholders’ equity	$190,046			$185,375			2.5%

Net interest income		$3,558.4			$3,575.3

Gross interest margin			4.01%			4.21%

Gross interest margin without taxable-equivalent increments			3.99			4.19

Percent of Earning Assets
Interest income			5.43%			5.96%
Interest expense			1.15			1.40

Net interest margin			4.28%			4.56%

Net interest margin without taxable-equivalent increments			4.26%			4.54%

*	Not meaningful
(a)	Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 35 percent.
(b)	Interest income and rates on loans include loan fees. Nonaccrual loans are included in average loan balances.
(c)	Includes approximately $1,530 million of earning assets from discontinued operations in 2003.
(d)	Includes approximately $1,094 million of interest-bearing liabilities from discontinued operations in 2003.

U.S. Bancorp	53

Part II — Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities — Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I for information regarding shares repurchased by the Company during the second quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders — The information contained in Part II, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2004 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Amendment of Employment Agreement with Jerry A. Grundhofer.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     During the quarter ended June 30, 2004, and through the date of this report, the Company filed the following Current Reports on Form 8-K:

•	Form 8-K dated April 20, 2004, relating to first quarter 2004 earnings.
•	Form 8-K dated July 20, 2004, relating to second quarter 2004 earnings.

54	U.S. Bancorp

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. BANCORP

By:	/s/ TERRANCE R. DOLAN

Terrance R. Dolan
Executive Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

DATE: August 9, 2004

U.S. Bancorp	55

EXHIBIT 12

Computation of Ratio of Earnings to Fixed Charges

			Three Months Ended	Six Months Ended
(Dollars in Millions)			June 30, 2004	June 30, 2004

Earnings
1.	Net income		$1,036.9	$2,045.3
2.	Applicable income taxes		540.1	931.9

3.	Income before income taxes (1 + 2)		$1,577.0	$2,977.2

4.	Fixed charges:
	a.	Interest expense excluding interest on deposits	$258.5	$517.8
	b.	Portion of rents representative of interest and amortization of debt expense	17.2	34.3

	c.	Fixed charges excluding interest on deposits (4a + 4b)	275.7	552.1
	d.	Interest on deposits	205.3	432.3

	e.	Fixed charges including interest on deposits (4c + 4d)	$481.0	$984.4

5.	Amortization of interest capitalized		$—	$—
6.	Earnings excluding interest on deposits (3 + 4c + 5)		1,852.7	3,529.3
7.	Earnings including interest on deposits (3 + 4e + 5)		2,058.0	3,961.6
8.	Fixed charges excluding interest on deposits (4c)		275.7	552.1
9.	Fixed charges including interest on deposits (4e)		481.0	984.4

Ratio of Earnings to Fixed Charges
10.	Excluding interest on deposits (line 6/ line 8)		6.72	6.39
11.	Including interest on deposits (line 7/ line 9)		4.28	4.02

56	U.S. Bancorp

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

/s/ JERRY A. GRUNDHOFER

Jerry A. Grundhofer
Chief Executive Officer

Dated: August 9, 2004

U.S. Bancorp	57

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

/s/ DAVID M. MOFFETT

David M. Moffett
Chief Financial Officer

Dated: August 9, 2004

58	U.S. Bancorp

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Chief Executive Officer and Chief Financial Officer of U.S. Bancorp, a Delaware corporation (the “Company”), do hereby certify that:

(1)	The Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JERRY A. GRUNDHOFER	/s/ DAVID M. MOFFETT

Jerry A. Grundhofer	David M. Moffett
Chief Executive Officer	Chief Financial Officer

Dated: August 9, 2004

U.S. Bancorp	59

First Class
U.S. Postage
PAID
Permit No. 2440
Minneapolis, MN

Corporate Information

Executive Offices

U.S. Bancorp

800 Nicollet Mall
Minneapolis, MN 55402

Common Stock Transfer Agent and Registrar

Mellon Investor Services acts as our transfer agent and registrar, dividend paying agent and investor services program administrator, and maintains all shareholder records for the corporation. Inquiries related to shareholder records, stock transfers, changes of ownership, lost stock certificates, changes of address and dividend payment should be directed to the transfer agent at:

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

Dividends and Reinvestment Plan

U.S. Bancorp currently pays quarterly dividends on our common stock on or about the 15th day of January, April, July and October, subject to prior approval by our Board of Directors. U.S. Bancorp shareholders can choose to participate in an investor services program that provides automatic reinvestment of dividends and/or optional cash purchase of additional shares of U.S. Bancorp common stock. For more information, please contact our transfer agent, Mellon Investor Services. See above.

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